Form 10-K
period 2010-12-31
KINDER MORGAN, INC.
filed 2011-03-02
CIK 1506307

Table of Contents

Kinder Morgan, Inc. Form 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-35081
Kinder Morgan, Inc.
(Exact name of registrant as specified in its charter)

Delaware	260238387
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: 713-369-9000

____________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class P Common Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐ No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Kinder Morgan, Inc. Form 10-K

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

As of June 30, 2010, the registrant was a privately held company, and therefore the market value of its common equity held by nonaffiliates was zero.  As of February 16, 2011, the registrant had the following number of shares of common stock outstanding:

Class A common stock	597,213,410
Class B common stock	100,000,000
Class C common stock	2,462,927
Class P common stock	109,786,590

EXPLANATORY NOTE

Prior to the consummation of its February 2011 initial public offering, Kinder Morgan, Inc., was a Delaware limited liability company named Kinder Morgan Holdco LLC whose unitholders became stockholders of Kinder Morgan, Inc. upon the completion of its initial public offering.

Except as disclosed in the accompanying report, the consolidated financial statements and selected historical consolidated financial data and other historical financial information included in this report are those of Kinder Morgan Holdco LLC or its predecessor and their respective subsidiaries and do not give effect to the conversion.

Kinder Morgan Holdco LLC’s wholly owned subsidiary, Kinder Morgan, Inc., who was not the registrant under our initial public offering, has changed its name to Kinder Morgan Kansas, Inc.

Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-K

Kinder Morgan, Inc. Form 10-K

PART I

Items 1 and 2.  Business and Properties.

On February 10, 2011, we converted from a Delaware limited liability company named Kinder Morgan Holdco LLC to a Delaware corporation named Kinder Morgan, Inc. and our outstanding units were converted into classes of our capital stock.  These transactions are referred to herein as the “Conversion Transaction.” Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., and is referred to in this report as Kinder Morgan Kansas, Inc.  On February 16, 2011, we completed the initial public offering of our common stock. All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, referred to herein as the “Sponsor Investors.” No members of management sold shares in the offering and we did not receive any proceeds from the offering.

The class of common stock sold in our initial public offering was our Class P common stock, which is sometimes referred to herein as our “common stock.”  Our existing investors prior to the initial public offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.”

Kinder Morgan, Inc. was formed August 23, 2006 principally for the purpose of acquiring (through a wholly owned subsidiary) all of the common stock of Kinder Morgan Kansas, Inc. The merger closed on May 30, 2007 with Kinder Morgan Kansas, Inc. continuing as a surviving legal entity.  This transaction is referred to herein as the “Going Private Transaction.” Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries including Kinder Morgan Kansas, Inc. and Kinder Morgan Energy Partners, L.P., referred to in this report as KMP.

We own the general partner and approximately 11% of the limited partner interests of KMP.  Primarily through KMP, we operate or own an interest in approximately 38,000 miles of pipelines and approximately 180 terminals.  These pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and these terminals store petroleum products, chemicals and handle bulk materials like coal and petroleum coke. We also own a 20% equity interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to in this report as ‘‘NGPL.’’  NGPL is a major interstate natural gas pipeline and storage system that we operate. The address of our principal executive offices is 500 Dallas Street, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000.

You should read the following in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report.  We have prepared our accompanying consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  Our accounting records are maintained in United States dollars, and all references to dollars in this report are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries, and all significant intercompany items have been eliminated in consolidation.

(a) General Development of Business

Organizational Structure

Kinder Morgan Management, LLC, referred to as KMR in this report, is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, owns all of KMR’s voting shares. KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. KMR also owns all of the i-units of KMP. The i-units are a class of KMP’s limited partner interests that have been, and will be, issued only to KMR. We have certain rights and obligations with respect to these securities.

KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.” KMR’s shares (other than the voting shares held by Kinder Morgan G.P., Inc.) are traded on the New York Stock Exchange under the ticker symbol “KMR.”

The equity interests in KMP and KMR (which are both consolidated in our financial statements) owned by the public are reflected within “noncontrolling interests” on our accompanying consolidated balance sheets. The earnings recorded by KMP and KMR that are attributed to their units and shares, respectively, held by the public are reported as

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

“noncontrolling interests” in our accompanying consolidated statements of income.

Additional information concerning the business of, and our investment in and obligations to, KMP and KMR is contained in Notes 2 and 10 to our consolidated financial statements included elsewhere in this report and KMP’s Annual Report on Form 10-K for the year ended December 31, 2010 and KMR’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Developments

The following is a brief listing of significant developments since December 31, 2009.  We begin with developments pertaining to our reportable business segments.  Additional information regarding most of these items may be found elsewhere in this report.

Products Pipelines—KMP

▪
On March 1, 2010, KMP acquired the refined products terminal assets at Mission Valley, California from Equilon Enterprises LLC (d/b/a Shell Oil Products US) for $13.5 million in cash.  The acquired assets are included in KMP’s West Coast Products Pipelines operations, and include buildings, equipment, delivery facilities (including two truck loading racks), and storage tanks with a total capacity of approximately 170,000 barrels for gasoline, diesel fuel and jet fuel.  The terminal operates with the support of a long-term terminaling agreement with Tesoro Refining and Marketing Company;

▪
On April 20, 2010, KMP announced plans to modify and expand the Cochin pipeline system to provide for the transportation of natural gas liquids from the Marcellus shale gas formation in the Appalachian Basin to fractionation plants and chemical markets located near Sarnia, Ontario, and Chicago, Illinois.  Currently, KMP continues to pursue commercial agreements with shippers for a proposed 240-mile natural gas liquids pipeline that would originate in Marshall County, West Virginia and terminate at an interconnect with the Cochin system near Metamora, Ohio;

▪
On May 26, 2010, KMP’s West Coast terminal operations completed and placed in-service an approximately $69 million expansion project that added six storage tanks and 480,000 barrels of refined petroleum products storage capacity at its Carson, California products terminal.  KMP has entered into long-term contracts with customers for all six of the new tanks.  In April 2010, KMP announced plans to invest approximately $85 million to build seven more tanks with a combined capacity of 560,000 barrels.  KMP has entered into a long-term agreement with a major oil company to lease six of these tanks.  KMP expects to place two of the tanks into service in 2012, three of the tanks in service in 2013, and bring the remaining two tanks in service in 2014;

▪
On May 28, 2010, the Federal Energy Regulatory Commission, referred to in this report as the FERC, approved a settlement agreement that KMP’s subsidiary SFPP, L.P. reached with 11 of 12 shippers regarding various rate challenges.  This settlement agreement is referred to as the Historical Cases Settlement, and it resolved a wide range of rate challenges dating back as early as 1992.  The Historical Cases Settlement resolved all but two of the cases outstanding between SFPP and the eleven shippers, and KMP does not expect any material adverse impacts on its business from the remaining two unsettled cases.  The twelfth shipper entered into a separate settlement agreement with SFPP, L.P. in February 2011.  The FERC has not yet acted on the second settlement.  In 2010, KMP recognized a $172.0 million expense due to adjustments of KMP’s liabilities related to both the Historical Cases Settlement and other matters related to SFPP and other rate litigation, and in June 2010, KMP made settlement payments to various shippers totaling $206.3 million. However, with our support (as further discussed in Note 16 to our consolidated financial statements included elsewhere in this report) KMP’s cash distributions of $4.40 per unit to its limited partners for 2010 were not impacted by these rate case litigation settlement payments because, from a cash perspective, a portion of its partnership distributions for the second quarter of 2010 was a distribution of cash from interim capital transactions, rather than a distribution of cash from operations;

▪
On July 22, 2010, KMP’s West Coast Products Pipelines began construction on an approximately $48 million expansion project that will transport and store incremental military jet fuel for Travis Air Force Base located in Fairfield, California.  In October 2010, KMP completed construction of a 1.6-mile, 16-inch diameter delivery pipeline to the air base from KMP’s Concord, California to Sacramento, California main line.  KMP is currently constructing three 150,000 barrel storage tanks and related facilities for the project, and it expects the project to be in service in March 2012;

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

▪
On October 1, 2010, KMP sold a 50% interest in its subsidiary, Cypress Interstate Pipeline LLC, to Westlake Chemical Corporation and it received proceeds of $10.2 million.  KMP recognized an $8.8 million gain for both the interest sold and the noncontrolling investment retained, and pursuant to a long-term agreement with Westlake, KMP continues to operate the Cypress pipeline system; and

▪
On October 8, 2010, KMP acquired four separate refined petroleum products terminals from Chevron U.S.A. Inc. for an aggregate consideration of $32.3 million, consisting of $31.5 million in cash and an assumed environmental liability of $0.8 million.  Combined, the terminals have storage capacity of approximately 650,000 barrels for gasoline, diesel fuel and jet fuel.  Chevron has entered into long-term contracts with KMP to handle and store product at the terminals.

Natural Gas Pipelines—KMP

▪
On May 14, 2010, KMP and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation in south Texas.  Eagle Ford Gathering LLC is owned 50% by KMP and 50% by Copano.  Copano also serves as operator and managing member of Eagle Ford Gathering LLC. KMP and Copano have committed approximately 375 million cubic feet per day of natural gas capacity to the joint venture through 2024 for transportation on KMP’s natural gas pipeline that extends from Laredo to Katy, Texas, and for processing at Copano’s natural gas processing plant located in Colorado County, Texas.

On July 6, 2010, Eagle Ford Gathering LLC announced the execution of a definitive long-term, fee-based gas services agreement with SM Energy Company.  According to the provisions of the agreement, SM Energy will commit Eagle Ford production from its assets located in LaSalle, Dimmitt, and Webb Counties, Texas up to a maximum level of 200 million cubic feet per day over a ten year term.  Eagle Ford Gathering LLC committed to construct approximately 85 miles of 24-inch and 30-inch diameter pipeline to serve SM Energy’s acreage in the western Eagle Ford shale formation, and to connect it to KMP’s Freer compressor station located in Duval County, Texas.

On November 15, 2010, Eagle Ford Gathering LLC announced the execution of a similar fourteen year gas services agreement with Chesapeake Energy Marketing, Inc. for the remainder of the initial project capacity.  Eagle Ford will construct approximately 25 miles of additional 24-inch and 30-inch diameter pipeline to access the Chesapeake acreage and combined, KMP and Copano will invest approximately $175 million for the expanded project.  As of December 31, 2010, KMP’s capital contributions (and net equity investment) in Eagle Ford Gathering LLC totaled $29.9 million.

On January 6, 2011, KMP and Copano announced plans to invest an additional aggregate $100 million to further expand the Eagle Ford joint venture by providing incremental gathering and processing capacity of more than 200 million cubic feet per day of natural gas to producers through construction of additional pipeline facilities and a long-term agreement with Formosa Hydrocarbons Company for additional processing and fractionation services.  Related to this expansion, Eagle Ford Gathering will construct both a 54 mile, 24-inch diameter crossover pipeline between KMP’s existing pipelines, and an additional 20 mile, 20-inch diameter pipeline that will enable Eagle Ford to deliver gas to Formosa.  KMP will construct and operate the two additional pipelines for Eagle Ford.  In addition, Eagle Ford executed an agreement with Formosa under which Formosa will provide the joint venture gas processing and fractionation services at its Point Comfort, Texas facilities. On February 3, 2011, KMP and Copano announced the execution of a gas services agreement with Anadarko E&P Company L.P. for a significant portion of the expanded capacity resulting from the crossover project. KMP expects the crossover facilities to be completed by the end of 2011;

▪
On May 21, 2010, KMP purchased a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana.  KMP paid an aggregate consideration of $917.4 million in cash for its 50% equity ownership interest.  Petrohawk continued to operate the business during a short transition period, and beginning October 1, 2010, a newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, assumed the joint venture operations. Through year-end 2011, we have agreed not to take incentive distributions on the approximately 7.9 million units KMP issued to finance this transaction.  Further information on KinderHawk Field Services LLC is discussed below in “—(c) Narrative Description of Business—Natural Gas Pipelines—KMP—Texas Intrastate Natural Gas Pipeline Group and Other—KinderHawk Field Services LLC;”

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

▪
On August 13, 2010, KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, completed construction and placed into service all remaining capital improvements that increased the storage and withdrawal capability of its Huntsman natural gas storage facility, located near Sidney, Nebraska.  Project construction commenced in October 2009, and total costs for the project were approximately $10.1 million, significantly under the original budget.  Incremental storage capacity arising from the expansion project is contracted under a firm service agreement for a five-year term, and incremental service on these new facilities began on February 1, 2010;

▪
On September 1, 2010, KMP acquired the natural gas treating assets of Gas-Chill, Inc. for an aggregate consideration of $13.1 million, consisting of $10.5 million in cash paid on closing, and an obligation to pay a holdback amount of $2.6 million within eighteen months from closing.  The acquired assets primarily consist of more than 100 mechanical refrigeration units that are used to remove hydrocarbon liquids from natural gas streams prior to entering transmission pipelines. The refrigeration units are designed to extract natural gas liquids from the inlet gas stream.  The acquisition complemented and expanded KMP’s existing natural gas treating operations;

▪
In September 2010, KMP completed construction on an approximately $100 million expansion project that significantly increases the working capacity of its North Dayton natural gas storage facility located in Liberty County, Texas.   The project involved the development and mining of a third underground storage cavern that added approximately 7.0 billion cubic feet of working natural gas storage capacity at the facility.  The new cavern is anticipated to be fully operational in the second quarter of 2011;

▪
On October 5, 2010, KMP’s 50%-owned Rockies Express Pipeline LLC completed construction on its Arlington natural gas compression station located in Carbon County, Wyoming.  Combined with its Big Hole compression station located in Moffat County, Colorado that was completed in December 2009, the compression expansion project allows for the transportation of an additional 200 million cubic feet per day of natural gas on the Rockies Express system that runs from the Meeker Hub, located in Rio Blanco County, Colorado, eastward to the Cheyenne Hub, located in Weld County, Colorado (on the Rockies Express-Entrega pipeline segment).  Total costs for these two compression facilities were approximately $50.5 million, significantly under the original budget;

▪
On October 12, 2010, Fayetteville Express Pipeline LLC began interim pipeline transportation service on its Fayetteville Express natural gas pipeline system, a 187-mile, 42-inch diameter pipeline that provides shippers in the Arkansas Fayetteville shale gas area with takeaway natural gas capacity and further access to growing markets.  The pipeline system began firm contract transportation service to customers on January 1, 2011, and construction was fully completed in January 2011.  KMP owns a 50% interest in Fayetteville Express Pipeline LLC, and Energy Transfer Partners L.P. owns the remaining interest and also operates the Fayetteville Express pipeline system. KMP’s current estimate of total construction costs on the project is slightly less than $1.0 billion (versus the original budget of $1.3 billion).  Further information on the Fayetteville Express pipeline system is discussed below in “—(c) Narrative Description of Business—Natural Gas Pipelines—KMP—Central Interstate Natural Gas Pipeline Group—Fayetteville Express Pipeline LLC;”

▪
On November 18, 2010, KMIGT was notified by the FERC of a proceeding against it pursuant to Section 5 of the Natural Gas Act. The proceeding will set the matter for hearing and determine whether KMIGT’s current transportation rates, which were approved by the FERC in KMIGT’s last transportation rate case settlement, remain just and reasonable. For further information on this proceeding, see Note 16 to our consolidated financial statements included elsewhere in this report; and

▪
As of the date of this report, KMIGT continues construction on the expansion of its mainline natural gas pipeline facilities that run from Franklin to Hastings, Nebraska.  The pipeline expansion and capital improvements will create up to ten million cubic feet per day of natural gas capacity to serve an ethanol plant located near Aurora, Nebraska.  Project construction commenced in October 2009 and is expected to be completed in spring 2011.  The current estimate of total construction costs on the project is approximately $18.6 million.

CO2—KMP

▪
In December 2010, KMP completed construction on the previously announced Eastern Shelf Pipeline project in the eastern Permian Basin area of Texas.  The project discussed further below, involved the installation of a 91-mile 10-inch carbon dioxide distribution pipeline, and the development of a new carbon dioxide flood in the Katz oil field located near Knox City, Texas. Announced in July 2009, the project further expands KMP’s carbon dioxide operations, and the current estimate of total construction costs on the project is approximately $230 million.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The new carbon dioxide pipeline begins near Snyder, Texas and ends west of Knox City.  It provides customers with access to a steady supply of carbon dioxide for enhanced oil recovery, and it has an initial capacity of 65 million cubic feet per day, with the ability to increase the capacity to 200 million cubic feet per day.  KMP began injecting carbon dioxide into the line in November 2010, and carbon dioxide injections into the Katz field commenced in December 2010.  The development of a new carbon dioxide flood in the Katz field is projected to produce an incremental 25 million barrels of oil over the next 15 to 20 years and will provide a platform for future enhanced oil recovery operations in the region; and

▪
During 2010, KMP entered into new sales and delivery contracts of over 1.3 trillion cubic feet of carbon dioxide to ten customers for an average term of eight years.  These agreements include both contracts with new customers and the replacement or extension of existing agreements (which were set to expire over the next few years) at generally more favorable terms.  Nearly one trillion cubic feet of the carbon dioxide contracted for is with third-party customers, with the remaining amount for use at the SACROC and Katz oil fields.

Terminals—KMP

▪
On January 15, 2010, KMP acquired three ethanol handling train terminals from US Development Group LLC for an aggregate consideration of $201.1 million, consisting of $114.3 million in cash, $81.7 million in common units, and $5.1 million in assumed liabilities.  The three train terminals are located in Linden, New Jersey; Baltimore, Maryland; and Euless, Texas.  As part of the transaction, KMP announced the formation of a joint venture with US Development Group LLC to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets KMP already owns and operates, and other terminal projects currently under development by both parties;

▪
On March 5, 2010, KMP acquired a diverse mix of bulk and liquids terminal assets from Slay Industries for an aggregate consideration of $101.6 million, consisting of $97.0 million in cash, assumed liabilities of $1.6 million, and an obligation to pay additional cash consideration of $3.0 million in years 2013 through 2019, contingent upon the purchased assets providing KMP an agreed-upon amount of earnings during the three years following the acquisition.  Including accrued interest, KMP expects to pay approximately $2.0 million of this contingent consideration in the first half of 2013.

The acquired assets include (i) a marine terminal located in Sauget, Illinois; (ii) a transload liquid operation located in Muscatine, Iowa; (iii) a liquid bulk terminal located in St. Louis, Missouri and (iv) a warehousing distribution center located in St. Louis.  All of the acquired terminals have long-term contracts with large creditworthy shippers.  As part of the transaction, KMP and Slay Industries entered into joint venture agreements at both the Kellogg Dock coal bulk terminal, located in Modoc, Illinois, and at the newly created North Cahokia terminal, located in Sauget and which has approximately 175 acres of land ready for development.  All of the assets located in Sauget have access to the Mississippi River and are served by five rail carriers;

▪
On April 16, 2010, KMP placed into service a new, state-of-the-art mineral concentrate ship loader at our Vancouver Wharves bulk marine terminal, located in Vancouver, British Columbia, Canada.  The ship loader and conveyance systems significantly improved dust control and environmental performance while providing for additional expansion opportunities.   The total project cost was approximately C$42.4 million, including the ship loader, dock improvements and associated conveyors;

▪
On April 29, 2010, KMP signed a definitive agreement with a major oil company to support a new ethanol unit train facility at its Deer Park, Texas terminal.  As part of the expansion, KMP will also build a new pipeline with connectivity to its large liquids terminal complex located on the Houston Ship Channel.  KMP’s current estimate of total construction costs on the project is approximately $17.8 million and it expects to complete the project in the second quarter of 2011;

▪
On July 22, 2010, KMP acquired a terminal with ethanol tanks, a truck rack and additional acreage in Euless, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million.  The acquired terminal facility is connected to and complements the Dallas, Texas unit train terminal KMP acquired from USD Development Group LLC in January 2010 (described above);

▪
On October 1, 2010, KMP acquired certain bulk terminal assets and real property located in Chesapeake, Virginia, from Allied Concrete Products, LLC and Southern Concrete Products, LLC for an aggregate consideration of $8.6 million, consisting of $8.1 million in cash and an assumed environmental liability of $0.5 million.  The acquired

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

terminal facility is situated on 42 acres of land and can handle approximately 250,000 tons of material annually, including pumice, aggregates and sand.  The acquisition complements the bulk commodity handling operations at KMP’s nearby Elizabeth River terminal, also located in Chesapeake;

▪
As of December 31, 2010, construction continues on an expansion project that will add 1.15 million barrels of new petroleum and ethanol storage tank capacity at KMP’s liquids terminal located in Carteret, New Jersey.  In July 2009, KMP entered into an agreement with a major oil company for this additional capacity.  The project involves the construction of seven new blending tanks, and the current estimate of total construction costs on the project is approximately $60.5 million.  KMP expects three tanks to be completed by early-summer 2011, and the remaining four should be completed in the third quarter of 2011;

▪
On January 3, 2011, KMP made an initial $50 million preferred equity investment in Watco Companies, LLC, the largest privately held short line railroad company in the United States.  Watco also operates transload/intermodal and mechanical services divisions.  KMP’s investment provides capital to Watco for further expansion of specific projects, complements its existing terminal network, and provides its customers more transportation services for many commodities that it currently handles.  It also offers KMP the opportunity to share in additional growth opportunities through new projects, such as crude oil unit train operations and incremental business at KMP’s terminal storage facilities.  In addition, the agreement allows for an additional preferred contribution of $100 million during 2011;

▪
In January 2011, KMP completed construction of an approximately $16.2 million railcar loop track at its Deepwater petroleum coke terminal facility located in Pasadena, Texas.  The track is used to transport a major petroleum coke producer’s volumes to the facility; and

▪
In January and February 2011, in order to capitalize on increasing demand for coal export activity, KMP entered into a contract and a letter of intent with two separate major coal producers to expand coal terminal operations.  KMP signed a contract with a major central Appalachian coal producer that involves and entails an expansion of KMP’s International Marine Terminals facility, a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3% by KMP.  The approximately $70 million project will enable IMT to handle an incremental six million tons of coal with a minimum commitment of four million tons, and KMP expects this project to be completed in 2012.  The letter of intent is with a major western coal producer and entails an expansion of one of KMP’s Houston, Texas petroleum coke facilities to handle up to 2.2 million tons of coal at the facility.  KMP expects this project to cost approximately $15 million and should be completed in the third quarter of 2011, pending the obtaining of permits.

Kinder Morgan Canada—KMP

▪
During 2010, average throughput on KMP’s Trans Mountain pipeline system, which transports heavy crude oil and other products from Alberta to terminals and refineries located in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States, was approximately 297,000 barrels per day.  Total pipeline deliveries were oversubscribed for eight of the last twelve months of 2010, and over the past two years, Trans Mountain has set record loadings at the Westridge dock facility, located in Burnaby, British Columbia.

KMP Financings

▪
On May 19, 2010, KMP issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 5.30% notes due September 15, 2020, and $400 million of 6.55% notes due September 15, 2040.  KMP used the net proceeds received from this debt offering to reduce the borrowings under its commercial paper program and bank credit facility;

▪
On June 23, 2010, KMP successfully renegotiated its previous $1.79 billion five-year unsecured revolving bank credit facility that was due August 18, 2010, replacing it with a new $2.0 billion three-year, senior unsecured revolving credit facility that expires June 23, 2013.  Similar to the previous bank credit facility, KMP’s $2.0 billion facility is with a syndicate of financial institutions and permits it to obtain bids for fixed rate loans from members of the lending syndicate.  The covenants of this credit facility are also substantially similar to the covenants of the previous facility; however, the interest rates for borrowings under this facility have increased from KMP’s previous facility.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s $2 billion commercial paper program.  As of December 31, 2010, KMP had approximately $1.2 billion of borrowing capacity available under its $2.0 billion senior unsecured revolving bank credit facility;

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

▪	On November 1, 2010, KMP paid $250 million to retire the principal amount of its 7.50% senior notes that matured on that date;

▪
In November 2010, KMP terminated five existing fixed-to-variable interest rate swap agreements in five separate transactions.  These swap agreements had a combined notional principal amount of $825 million and KMP received combined proceeds of $157.6 million from the early termination of these swap agreements;

▪
In 2010, KMP issued 11,569,540 common units for $758.7 million in cash, described following.  KMP used the net proceeds received from the issuance of these common units to reduce the borrowings under its commercial paper program and bank credit facility:

On May 7, 2010, KMP issued 6,500,000 of its common units at a price of $66.25 per unit. After commissions and underwriting expenses, KMP received net proceeds of $417.4 million for the issuance of these common units;

On July 2, 2010, KMP completed an offering of 1,167,315 of  its common units at a price of $64.25 per unit in a privately negotiated transaction, and KMP received net proceeds of $75.0 million for the issuance of these common units;

During 2010, KMP issued 3,902,225 of its common units pursuant to its equity distribution agreement with UBS Securities LLC.  After commissions, KMP received net proceeds of $266.3 million from the issuance of these common units; and

▪
On February 23, 2011, KMP announced a public offering of senior notes. KMP expects to issue a total of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500.0 million of 3.5% notes due March 1, 2016 and $600.0 million of 6.375% notes due March 1, 2041. KMP expects the offering to close on March 4, 2011.

2011 KMP Outlook

▪	On November 29, 2010, KMP announced that it expected to declare cash distributions of $4.60 per unit for 2011, a 4.5% increase over its cash distributions of $4.40 per unit for 2010.

KMP’s expected growth in distributions assumes an average West Texas Intermediate (WTI) crude oil price of approximately $89 per barrel in 2011.  Although the majority of the cash generated by its assets is fee based and is not sensitive to commodity prices, the CO2—KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids.  KMP hedges the majority of its crude oil production, but does have exposure to unhedged volumes, the majority of which are natural gas liquids volumes.  For 2011, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact its CO2 – KMP business segment’s cash flows by approximately $5.5 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what KMP experienced in 2010.

Also on November 29, 2010, KMP announced that for the year 2011, KMP anticipates that (i) its business segments will generate approximately $3.6 billion in earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments (and will generate $3.8 billion in earnings, including KMP’s share of all non-cash depreciation, depletion and amortization expenses of certain joint ventures accounted for under the equity-method of accounting); (ii) KMP will distribute approximately $1.5 billon to its limited partners and (iii) KMP will invest approximately $1.4 billion for its capital expansion program (including small acquisitions and contributions to joint ventures).  KMP anticipates 2011 expansion investment will help drive earnings and cash flow growth in 2011 and beyond, and it estimates that approximately $430 million of the equity required for its 2011 investment program will be funded by cash retained as a function of KMR distributions being paid in additional units rather than in cash.

In 2010, KMP’s capital expansion program was approximately $2.5 billion—including discretionary capital spending, equity contributions to its equity investees, and acquisition cash expenditures.

Other - 2010 and 2011 Recent Developments

▪
On September 8, 2010, the parties involved in our Going Private Transaction litigation entered into a $200 million settlement agreement to resolve the consolidated class action cases that were pending before the Kansas trial court.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

On November 19, 2010, the settlement was approved by the Kansas trial court and in December 2010 the $200 million settlement amount was paid into an escrow account that is subject to the jurisdiction of the court. For the year ended December 31, 2010, we recognized a $200 million, pre-tax charge to the caption “General and administrative expense” in our consolidated statement of income included elsewhere in this report;

▪
On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL. NGPL reached a settlement in principal with the FERC on April 22, 2010. On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010. The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provides that NGPL will reduce its fuel costs and gas lost and unaccounted for, or ‘‘GL&U,’’ retention factors as of July 1, 2010. The settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers;

▪
These events caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC and resulted in us recognizing a $430.0 million, pre-tax, non-cash impairment charge. For further information on our analysis of the investment in NGPL PipeCo LLC, see Note 6 to our consolidated financial statements included elsewhere in this report;

▪	On October 22, 2010, we sold our interest in Triton Power for approximately $15.0 million and recorded a gain of approximately $16.1 million;

▪
On December 20, 2010, Kinder Morgan Kansas, Inc. issued a total of $750 million in principal amount of 6.00% senior notes due January 15, 2018.  Kinder Morgan Kansas, Inc. used net proceeds of $744.2 million received from this issuance of new debt and it used the proceeds to retire the following debt;

▪	On January 5, 2011, Kinder Morgan Kansas, Inc. paid $750 million to retire the principal amount of its 5.35% senior notes that matured on that date;

▪
On February 16, 2011, we completed a $3.3 billion initial public offering of 109,786,590 shares of our common stock, which included the underwriters’ option to purchase an additional 14,319,990 shares.  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering; and

▪	In the above discussed initial public offering, we announced that we expect to have cash available for dividends of $820.0 million or $1.16 per share for 2011.

(b) Financial Information about Segments

For financial information on our seven reportable business segments, see Note 15 to our consolidated financial statements included elsewhere in this report.

(c) Narrative Description of Business

Business Strategy

The objective of our business strategy is to grow our portfolio of businesses by:

▪	focusing on stable, fee-based energy transportation and storage assets that are the core of the energy infrastructure of growing markets within North America;

▪	increasing utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;

▪	leveraging economies of scale from incremental acquisitions and expansions of assets that fit within our strategy and are accretive to cash flow; and

▪	maximizing the benefits of our financial structure to create and return value to our stockholders.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances.  However, as discussed under Item 1A. “Risk Factors” below, there are factors that

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

could affect our ability to carry out our strategy or affect its level of success even if carried out.

We (primarily through KMP) regularly consider and enter into discussions regarding potential acquisitions and are currently contemplating potential acquisitions.  Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, receipt of fairness opinions and approval of the parties’ respective boards of directors.  While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

Business Segments

We own and manage a diversified portfolio of energy transportation and storage assets.  Our operations are conducted through the following reportable business segments, the first five of which are also business segments of KMP.  These business segments are as follows:

▪
Products Pipelines—KMP—which consists of approximately 8,400 miles of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus approximately 60 associated product terminals and petroleum pipeline transmix processing facilities serving customers across the United States;

▪
Natural Gas Pipelines—KMP—which consists of approximately 15,500 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

▪
CO2—KMP—which produces, markets and transports, through approximately 2,000 miles of pipelines, carbon dioxide to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates eight oil fields in West Texas; and owns and operates a 450-mile crude oil pipeline system in West Texas;

▪
Terminals—KMP— which consists of approximately 124 owned or operated liquids and bulk terminal facilities and approximately 33 rail transloading and materials handling facilities located throughout the United States and portions of Canada, which together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States and Canada;

▪
Kinder Morgan Canada—KMP—which transports crude oil and refined petroleum products through over 2,500 miles of pipelines from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States;

▪
NGPL PipeCo LLC—consists of our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America LLC and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate.  Prior to February 15, 2008, we owned 100% of NGPL PipeCo LLC; and

▪
Power—during the historical periods presented in this report, we had a business segment referred to as ‘‘Power,’’ which consisted of our ownership of natural gas-fired electric generation facilities. On October 22, 2010, we sold our facility located in Michigan, referred to as ‘‘Triton Power,’’ for approximately $15.0 million in cash, and as a result, in future periods we will no longer report Power as a business segment.

Products Pipelines—KMP

The Products Pipelines—KMP business segment consists of KMP’s refined petroleum products and natural gas liquids pipelines, their associated terminals, and its transmix processing facilities.

West Coast Products Pipelines

KMP’s West Coast Products Pipelines include the SFPP, L.P. operations (often referred to in this report as the Pacific operations), the Calnev pipeline operations, and the West Coast Terminals operations.  The assets include interstate common carrier pipelines regulated by the FERC, intrastate pipelines in the state of California regulated by the California Public Utilities Commission, and certain non rate-regulated operations and terminal facilities.

The Pacific operations serve six western states with approximately 2,500 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to major population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor.  In 2010, the Pacific operations’ mainline pipeline system transported approximately 1,079,400 barrels per day of refined products, with the

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

product mix being approximately 61% gasoline, 23% diesel fuel, and 16% jet fuel.  In 2009, the Pacific operations’ pipeline system delivered approximately 1,078,800 barrels per day of refined petroleum products.

The Calnev pipeline system consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from KMP’s facilities at Colton, California to Las Vegas, Nevada.  The pipeline serves the Mojave Desert through deliveries to a terminal at Barstow, California and two nearby major railroad yards.  It also serves Nellis Air Force Base, located in Las Vegas, and approximately 55 miles of pipeline serves Edwards Air Force Base.  In 2010, the Calnev pipeline system transported approximately 120,200 barrels per day of refined products, with the product mix being approximately 44% gasoline, 30% diesel fuel, and 26% jet fuel.  In 2009, the system delivered approximately 120,400 barrels per day of refined petroleum products.

The West Coast Products Pipelines include 15 truck-loading terminals (13 in the Pacific operations and two in Calnev) with an aggregate usable tankage capacity of approximately 15.4 million barrels.  The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.

The West Coast Terminals are fee-based terminals located in the Seattle, Portland, San Francisco and Los Angeles areas along the west coast of the United States.  Combined, these terminals have a total capacity of approximately 9.0 million barrels of storage for both petroleum products and chemicals. KMP’s West Coast Products Pipelines and associated West Coast Terminals together handled 16.8 million barrels of ethanol in 2010, a 46% increase when compared to the 11.5 million barrels handled in 2009.

Markets.  Combined, the Pacific operations and Calnev pipeline system transport approximately 1.2 million barrels per day of refined petroleum products, providing pipeline service to approximately 28 customer-owned terminals, 11 commercial airports and 15 military bases.  The pipeline systems serve approximately 72 shippers in the refined petroleum products market, the largest customers being major petroleum companies, independent refiners, and the United States military.   A substantial portion of the product volume transported is gasoline.  Demand for gasoline and, in turn, the volumes transported, depends on such factors as prevailing economic conditions, government specifications and regulations, vehicular use, and purchase patterns and demographic changes in the markets served.  Certain product volumes can also experience seasonal variations and, consequently, overall delivery volumes may be lower during the first and fourth quarters of each year.

Supply.  The majority of refined products supplied to the West Coast Product Pipelines come from the major refining centers around Los Angeles, San Francisco, West Texas and Puget Sound, as well as from waterborne terminals and connecting pipelines located near these refining centers.

Competition.  The two most significant competitors of the Pacific and Calnev operations are (i) proprietary pipelines owned and operated by oil companies in the area where KMP’s pipelines deliver products and (ii) refineries with terminals that have trucking arrangements within KMP’s market areas.  KMP believes that high capital costs, tariff regulation, and environmental and right-of-way permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to its West Coast Products Pipelines will be built in the foreseeable future.  However, the possibility of individual pipelines such as the Holly/Sinclair UNEV pipeline from Salt Lake City, Utah to Las Vegas, Nevada, being constructed or expanded to serve specific markets is a continuing competitive factor.

The use of trucks for product distribution from either shipper-owned proprietary terminals or from their refining centers continues to compete for short haul movements by pipeline.  The West Coast Terminal operations compete with terminals owned by its shippers and by third party terminal operators in California, Arizona and Nevada.  Competitors include Shell Oil Products U.S., BP, Wilmington Liquid Bulk Terminals (Vopak), NuStar, Pro Petroleum and Chevron.  KMP cannot predict with any certainty whether the use of short haul trucking will decrease or increase in the future.

Plantation Pipe Line Company

KMP owns approximately 51% of Plantation Pipe Line Company, the sole owner of the approximately 3,100-mile refined petroleum products Plantation pipeline system serving the southeastern United States.  KMP operates the system pursuant to agreements with Plantation and a related entity, Plantation Services LLC.  The Plantation pipeline system serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.  An affiliate of ExxonMobil Corporation owns the remaining approximately 49% ownership interest, and ExxonMobil has historically been one of the largest shippers on the Plantation system both in terms of volumes and revenues.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

In 2010, Plantation delivered approximately 498,300 barrels per day of refined petroleum products, with the product mix being approximately 65% gasoline, 22% diesel fuel, and 13% jet fuel.  In 2009, Plantation delivered approximately 487,000 barrels per day of refined petroleum products.

Markets.  Plantation ships products for approximately 30 companies to terminals throughout the southeastern United States.  Plantation’s principal customers are Gulf Coast refining and marketing companies, fuel wholesalers, and the United States Department of Defense.  During 2010, Plantation’s top eight shippers represented approximately 97% of total system volumes.

The eight states in which Plantation operates represent a collective pipeline demand of approximately two million barrels per day of refined petroleum products.  Plantation currently has direct access to about 1.5 million barrels per day of this overall market.  The remaining 0.5 million barrels per day of demand lies in markets (e.g., Nashville, Tennessee; North Augusta, South Carolina; Bainbridge, Georgia; and Selma, North Carolina) currently served by another pipeline company.  Plantation also delivers jet fuel to the Atlanta, Georgia; Charlotte, North Carolina; and Washington, D.C. airports (Ronald Reagan National and Dulles) and military jet fuel to military facilities in the Southeast.

Supply.  Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products.  Plantation is directly connected to and supplied by a total of ten major refineries representing approximately 2.5 million barrels per day of refining capacity.

Competition.  Plantation competes primarily with the Colonial pipeline system, which also runs from Gulf Coast refineries throughout the southeastern United States and extends into both the mid-Atlantic and northeastern United States.

Central Florida Pipeline

KMP’s Central Florida pipeline operations consist of (i) a 110-mile, 16-inch diameter pipeline that transports gasoline and ethanol; (ii) an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando and (iii) two separate liquids terminals located in Tampa and Taft, Florida, which KMP owns and operates.

Both pipelines service KMP’s Taft terminal (located near Orlando), and the 10-inch diameter pipeline has an additional intermediate delivery point at Intercession City, Florida, and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida.  In 2010, the pipeline system transported approximately 104,800 barrels per day of refined products, with the product mix being approximately 69% gasoline and ethanol, 11% diesel fuel, and 20% jet fuel.  In 2009, the Central Florida pipeline system delivered approximately 107,100 barrels per day of refined petroleum products. In addition to being connected to the Tampa terminal, KMP’s Central Florida pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Petroleum.

KMP’s Tampa terminal contains approximately 1.5 million barrels of storage capacity and is connected to two ship dock facilities in the Port of Tampa.  The terminal provides storage for gasoline, ethanol, diesel fuel and jet fuel for further movement into either trucks or into the Central Florida pipeline system, and also provides storage and truck rack blending services for bio-diesel.  KMP’s Taft terminal contains approximately 0.7 million barrels of storage capacity, for gasoline, ethanol, and diesel fuel for further movement into trucks.

Markets. The total refined petroleum products demand for the Central Florida region of the state, which includes the Tampa and Orlando markets, is estimated to be approximately 356,000 barrels per day, or 45% of the consumption of refined products in the state, and gasoline is, by far, the largest component of that demand.  KMP distributes approximately 150,000 barrels of refined petroleum products per day, including the Tampa terminal truck loadings.  The balance of the market is supplied primarily by trucking firms and marine transportation firms.  The market in Central Florida is seasonal and heavily influenced by tourism, with demand peaks in March and April during spring break and again in the summer vacation season.

Supply.  The vast majority of refined petroleum products consumed in Florida are supplied via marine vessels from major refining centers in the Gulf Coast of Louisiana and Mississippi and refineries in the Caribbean basin.  A lesser amount of refined petroleum products is supplied by refineries in Alabama and by Texas Gulf Coast refineries via marine vessels and through pipeline networks that extend to Bainbridge, Georgia.  The supply into Florida is generally transported by ocean-going vessels to the larger metropolitan ports, such as Tampa, Port Everglades near Miami, and Jacksonville.  Individual markets are then supplied from terminals at these ports and other smaller ports, predominately by trucks, except the Central Florida region, which is served by a combination of trucks and pipelines.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Competition.  With respect to the Central Florida pipeline system, the most significant competitors are trucking firms and marine transportation firms.  Trucking transportation is more competitive in serving markets close to the marine terminals on the east and west coasts of Florida.  KMP utilizes tariff incentives to attract volumes to the pipeline that might otherwise enter the Orlando market area by truck from Tampa or by marine vessel into Cape Canaveral.  KMP believes it is unlikely that a new pipeline system comparable in size and scope to its Central Florida pipeline system will be constructed, due to the high cost of pipeline construction, tariff regulation and environmental and right-of-way permitting in Florida.  However, the possibility of such a pipeline or a smaller capacity pipeline being built is a continuing competitive factor.

With respect to KMP’s terminal operations at Tampa, the most significant competitors are proprietary terminals owned and operated by major oil companies, such as the Citgo terminals located along the Port of Tampa, the Chevron and Motiva terminals located in Port Tampa, and terminals owned by Marathon Petroleum and BP.  These competing terminals generally support the storage requirements of their parent or affiliated companies’ refining and marketing operations and provide a mechanism for an oil company to enter into exchange contracts with third parties to serve its storage needs in markets where the oil company may not have terminal assets.

Cochin Pipeline System

KMP’s Cochin pipeline system consists of an approximately 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Windsor, Ontario, along with five terminals.  The pipeline operates on a batched basis and has an estimated system capacity of approximately 70,000 barrels per day.  It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals.  Underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario through third parties.  In 2010 and 2009, the pipeline system transported approximately 20,000 and 29,300 barrels per day of natural gas liquids, respectively.  Further information about the Cochin system is discussed above in “—(a) General Development of Business—Recent Developments—Products Pipelines—KMP.”

Markets.  The pipeline traverses three provinces in Canada and seven states in the United States and can transport propane, butane and natural gas liquids to the midwestern United States and eastern Canadian petrochemical and fuel markets.  Current operations involve only the transportation of propane on Cochin.

Supply. Injection into the system can occur from BP, Provident, Keyera or Dow facilities with connections at Fort Saskatchewan, Alberta, and from Spectra at interconnects at Regina and Richardson, Saskatchewan.

Competition.  The pipeline competes with railcars and Enbridge Energy Partners for natural gas liquids long-haul business from Fort Saskatchewan, Alberta and Windsor, Ontario.  The pipeline’s primary competition in the Chicago natural gas liquids market comes from the combination of the Alliance pipeline system, which brings unprocessed gas into the United States from Canada, and Aux Sable, which processes and markets the natural gas liquids in the Chicago market.

Cypress Pipeline

KMP now owns 50% of Cypress Interstate Pipeline LLC, the sole owner of the Cypress pipeline system.  The Cypress pipeline is an interstate common carrier natural gas liquids pipeline originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to a connection with Westlake Chemical Corporation, a major petrochemical producer in the Lake Charles, Louisiana area.  Effective October 1, 2010, Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, exercised its option to purchase from KMP a 50% ownership interest in Cypress Interstate Pipeline LLC; however, KMP remains the operator of the Cypress pipeline system.

Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.  The Cypress pipeline system has a current capacity of approximately 55,000 barrels per day for natural gas liquids, and in 2010 and 2009, the system transported approximately 49,000 and 43,400 barrels per day, respectively.

Markets.  The Cypress pipeline system services Westlake pursuant to the provisions of a ship-or-pay transportation agreement entered into in October 2010.  The transportation agreement expires in April 2021, and requires a minimum volume of 35,000 barrels per day.

Supply.  The Cypress pipeline system originates in Mont Belvieu where it is able to receive ethane and ethane/propane mix from local storage facilities.  Mont Belvieu has facilities to fractionate natural gas liquids received from several

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

pipelines into ethane and other components.  Additionally, pipeline systems that transport natural gas liquids from major producing areas in Texas, New Mexico, Louisiana, Oklahoma, and the Mid-Continent region of the Unites States supply ethane and ethane/propane mix to Mont Belvieu.

Competition.  The pipeline’s primary competition into the Lake Charles market comes from Louisiana onshore and offshore natural gas liquids.

Southeast Terminals

KMP’s Southeast terminal operations consist of 26 high-quality, liquid petroleum products terminals located along the Plantation/Colonial pipeline corridor in the Southeastern United States.  Combined, KMP’s Southeast terminals have a total storage capacity of approximately 8.3 million barrels.  In 2010 and 2009, these terminals transferred approximately 358,900 and 348,000 barrels of refined products per day, respectively.

Markets.  The acquisition and marketing activities of the Southeast terminal operations are focused on the Southeastern United States from Mississippi through Virginia, including Tennessee.  The primary function involves the receipt of petroleum products from common carrier pipelines, short-term storage in terminal tankage, and subsequent loading onto tank trucks.  Combined, the Southeast terminal operations have a physical presence in markets representing almost 80% of the pipeline-supplied demand in the Southeast and offer a competitive alternative to marketers seeking relationships with independent truck terminal service providers.

Beginning in 2009, the Southeast terminal operations expanded their ethanol blending and storage services into several conventional gasoline markets, and in 2010, it completed the installation of automated ethanol blending facilities at a second gasoline terminal located in Selma, North Carolina.  The Southeast terminals now have ethanol blending capabilities in 12 of the 15 markets it serves and can adjust blending ratios as needed in order to help customers meet changing regulatory requirements.  Combined, the Southeast terminal operations handled 9.0 million barrels of ethanol in 2010, a 25% increase when compared to the 7.2 million barrels handled in 2009.

Supply.  Product supply is predominately from Plantation and Colonial pipelines with a number of terminals connected to both pipelines.  To the maximum extent practicable, KMP endeavors to connect the Southeast terminals to both of the Plantation and Colonial pipeline systems.  In addition to pipeline supply, KMP is also able to take marine receipts at both its Richmond and Chesapeake, Virginia terminals.

Competition.  Most of the refined petroleum products terminals in this region are owned by large oil companies (BP, Motiva, Citgo, Marathon, and Chevron) who use these assets to support their own proprietary market demands as well as product exchange activity.  These oil companies are not generally seeking third party throughput customers.  Magellan Midstream Partners and TransMontaigne Product Services represent the other significant independent terminal operators in this region.

Transmix Operations

KMP’s Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process.  During pipeline transportation, different products are transported through the pipelines abutting each other, and generate a volume of different mixed products called transmix.  KMP processes and separates pipeline transmix into pipeline-quality gasoline and light distillate products at six separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River, Illinois; and Greensboro, North Carolina.  Combined, KMP’s transmix facilities processed approximately 10.4 million and 10.0 million barrels of transmix in 2010 and 2009, respectively.

Markets.  The Gulf and East Coast refined petroleum products distribution system, particularly the Mid-Atlantic region, is the target market for KMP’s East Coast transmix processing operations.  The Mid-Continent region and the New York Harbor are the target markets for KMP’s Illinois and Pennsylvania assets, respectively.  KMP’s West Coast transmix processing operations support the markets served by its Pacific operations in Southern California.

Supply.  Transmix generated by Plantation, Colonial, Explorer, Sun, Enterprise, and KMP’s Pacific operations provide the vast majority of the supply.  These suppliers are committed to the use of KMP’s transmix facilities under long-term contracts.  Individual shippers and terminal operators provide additional supply.  Shell acquires transmix for processing at Indianola, Richmond and Wood River; Colton is supplied by pipeline shippers of KMP’s Pacific operations; Dorsey Junction is supplied by Colonial Pipeline Company; and Greensboro is supplied by Plantation Pipeline Company.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Competition.  Placid Refining is KMP’s main competitor in the Gulf Coast area.  There are various processors in the Mid-Continent region of the United States who compete with KMP’s transmix facilities, primarily ConocoPhillips, Gladieux Refining and Williams Energy Services.  Motiva Enterprises’ transmix facility located near Linden, New Jersey is the principal competition for New York Harbor transmix supply and for KMP’s Indianola facility.  A number of smaller organizations operate transmix processing facilities in the West and Southwest.  These operations compete for supply that KMP envisions as the basis for growth in the west and southwest regions of the United States.  KMP’s Colton processing facility also competes with major oil company refineries in California.

Natural Gas Pipelines—KMP

The Natural Gas Pipelines—KMP business segment contains both interstate and intrastate pipelines.  Its primary businesses consist of natural gas sales, transportation, storage, gathering, processing and treating.  Within this business segment, KMP owns approximately 15,500 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid.  KMP’s transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets.

Texas Intrastate Natural Gas Pipeline Group and Other

Texas Intrastate Natural Gas Pipeline Group

The Texas intrastate natural gas pipeline group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems: (i) Kinder Morgan Texas Pipeline; (ii) Kinder Morgan Tejas Pipeline; (iii) Mier-Monterrey Mexico Pipeline and (iv) Kinder Morgan North Texas Pipeline.

The two largest systems in the group are the Kinder Morgan Texas Pipeline and the Kinder Morgan Tejas Pipeline.  These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability.  The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately 5.5 billion cubic feet per day of natural gas and approximately 145 billion cubic feet of on-system natural gas storage capacity, including 11 billion cubic feet contracted from a third party.  In addition, the combined system, through owned assets and contractual arrangements with third parties, has the capability to process 685 million cubic feet per day of natural gas for liquids extraction and to treat approximately 180 million cubic feet per day of natural gas for carbon dioxide removal.

Collectively, the combined system primarily serves the Texas Gulf Coast by selling, transporting, processing and treating gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur/Austin industrial markets, local gas distribution utilities, electric utilities and merchant power generation markets.  It serves as a buyer and seller of natural gas, as well as a transporter of natural gas.  The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of its system.  The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.

Included in the operations of the Kinder Morgan Tejas system is the Kinder Morgan Border Pipeline system.  Kinder Morgan Border Pipeline owns and operates an approximately 102-mile, 24-inch diameter pipeline that extends from a point of interconnection with the pipeline facilities of Pemex Gas Y Petroquimica Basica at the International Border between the United States and Mexico in Hidalgo County, Texas, to a point of interconnection with other intrastate pipeline facilities of Kinder Morgan Tejas located at King Ranch, Kleberg County, Texas.  The pipeline has a capacity of approximately 300 million cubic feet of natural gas per day and is capable of importing this volume of Mexican gas into the United States or exporting this volume of gas to Mexico.

The Mier-Monterrey Pipeline consists of a 95-mile natural gas pipeline that stretches from the International Border between the United States and Mexico in Starr County, Texas, to Monterrey, Mexico and can transport up to 375 million cubic feet per day.  The pipeline connects to a 1,000-megawatt power plant complex and to the Pemex natural gas transportation system.  The Mier-Monterrey Pipeline has entered into a long-term contract (expiring in 2018) with Pemex, which has subscribed for all of the pipeline’s capacity.

The Kinder Morgan North Texas Pipeline consists of an 82-mile pipeline that transports natural gas from an interconnect with the facilities of Natural Gas Pipeline Company of America LLC (our 20%-owned equity investee and referred to in this report as NGPL) in Lamar County, Texas to a 1,750-megawatt electric generating facility located in Forney, Texas, 15 miles east of Dallas, Texas.  It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a long-term contract that expires in 2032.  The system is bi-directional, permitting deliveries of additional supply from the Barnett Shale area to NGPL’s pipeline as well as power plants in the area.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The Texas intrastate natural gas pipeline group also owns and operates various gathering systems in southern and eastern Texas.  These systems aggregate natural gas supplies into the Texas intrastate natural gas pipeline group’s main transmission pipelines, and in certain cases, aggregate natural gas that must be processed or treated at its own or third-party facilities.  The Texas intrastate natural gas pipeline group owns plants that can process up to 135 million cubic feet per day of natural gas for liquids extraction, and has contractual rights to process approximately 550 million cubic feet per day of natural gas at third-party owned facilities.  The Texas intrastate natural gas pipeline group also shares in gas processing margins on gas processed at certain third-party owned facilities.  Additionally, the Texas intrastate natural gas pipeline group owns and operates three natural gas treating plants that provide carbon dioxide and/or hydrogen sulfide removal.  The Texas intrastate natural gas pipeline group can treat up to 85 million cubic feet per day of natural gas for carbon dioxide removal at its plant in Fandango Complex in Zapata County, Texas, 50 million cubic feet per day of natural gas at its Indian Rock Plant in Upshur County, Texas and approximately 45 million cubic feet per day of natural gas at its Thompsonville Facility located in Jim Hogg County, Texas.

The North Dayton natural gas storage facility, located in Liberty County, Texas, has three storage caverns providing approximately 16.5 billion cubic feet of total capacity, consisting of 11.0 billion cubic feet of working capacity and 5.5 billion cubic feet of cushion gas.

KMP also owns the West Clear Lake natural gas storage facility located in Harris County, Texas, and KMP leases five salt dome caverns located near Markham, Texas in Matagorda County, and two salt dome caverns located in Brazoria County, Texas.  Pursuant to a long term contract that expires in 2012, Shell Energy North America (US), L.P. operates and controls the 96 billion cubic feet of natural gas working capacity at the West Clear Lake facility, and KMP provides transportation service into and out of the facility.  KMP leases the natural gas storage capacity at the Markham facility from Texas Brine Company, LLC according to the provisions of an operating lease that expires in March 2013, and KMP can, at its sole option, extend the term of this lease for two additional ten-year periods.  The facility consists of five salt dome caverns with approximately 22.0 billion cubic feet of working natural gas capacity and up to 1.1 billion cubic feet per day of peak deliverability.  KMP leases the two storage caverns located in Brazoria County, Texas (known as the Stratton Ridge facilities) from Ineos USA, LLC.  The Stratton Ridge facilities have a combined working natural gas capacity of 1.4 billion cubic feet and a peak day deliverability of 100 million cubic feet per day.  In addition to the aforementioned storage facilities, KMP contracts for storage services from third parties.

Additionally, KMP’s intrastate group owns both a 40% equity ownership interest in Endeavor Gathering LLC (acquired on November 1, 2009) and a 50% equity ownership interest in Eagle Ford Gathering LLC (formed on May 14, 2010).  Endeavor Gathering LLC provides natural gas gathering service to GMX Resources’ exploration and production activities in its Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in East Texas.  GMX Resources operates and owns the remaining 60% ownership interest in Endeavor Gathering LLC.  Further information about Eagle Ford Gathering LLC is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP.”

Markets.  Texas is one of the largest natural gas consuming states in the country.  The natural gas demand profile in KMP’s Texas intrastate natural gas pipeline group’s market area is primarily composed of industrial (including on-site cogeneration facilities), merchant and utility power, and local natural gas distribution consumption.  The industrial demand is primarily year-round load.  Merchant and utility power demand peaks in the summer months and is complemented by local natural gas distribution demand that peaks in the winter months.  As new merchant gas fired generation has come online and displaced traditional utility generation, KMP has successfully attached many of these new generation facilities to its natural gas pipeline systems in order to maintain and grow its share of natural gas supply for power generation.

KMP serves the Mexico market through interconnection with the facilities of Pemex at the United States-Mexico border near Arguellas, Mexico and its Mier-Monterrey Mexico pipeline.  In 2010, deliveries through the existing interconnection near Arguellas fluctuated from zero to approximately 276 million cubic feet per day of natural gas.  Deliveries to Monterrey also ranged from zero to 338 million cubic feet per day.  KMP primarily provides transport service to these markets on a fee for service basis, including a significant demand component, which is paid regardless of actual throughput.  Revenues earned from activities in Mexico are paid in U.S. dollar equivalent.

Supply. KMP purchases natural gas directly from producers attached to its system in South Texas, East Texas, West Texas, and along the Texas Gulf Coast.  In addition, KMP also purchases gas at interconnects with third-party interstate and intrastate pipelines.  While the intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area.  The intrastate system has access to both onshore and offshore sources of supply and liquefied natural gas from the Freeport LNG terminal near Freeport, Texas and from the Golden Pass LNG terminal located near Sabine Pass,

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Texas.

Competition. The Texas intrastate natural gas market is highly competitive, with many markets connected to multiple pipeline companies.  KMP competes with interstate and intrastate pipelines, and their shippers, for attachments to new markets and supplies and for transportation, processing and treating services.

Kinder Morgan Treating L.P.

KMP believes it has the largest contracted natural gas treating fleet operation in the United States.  KMP’s subsidiary, Kinder Morgan Treating, L.P., owns and operates (or leases to producers for operation) treating plants that remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  Its primary treating assets include approximately 212 natural gas amine-treating plants and approximately 56 dew point control plants.  In addition, effective September 1, 2010, it acquired the natural gas treating assets of Gas-Chill, Inc., as discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP.”

The amine treating process involves a continuous circulation of a liquid chemical called amine that physically contacts with the natural gas.  Amine has a chemical affinity for hydrogen sulfide and carbon dioxide that allows it to remove these impurities from the gas.  After mixing, gas and reacted amine are separated and the impurities are removed from the amine by heating. Treating plants are sized by the amine circulation capacity in terms of gallons per minute.

Dew point control is complementary to KMP’s treating business, as pipeline companies enforce gas quality specifications to lower the hydrocarbon dew point of the gas they receive and transport.  A higher relative dew point can sometimes cause liquid hydrocarbons to condense in the pipeline and cause operating problems and gas quality issues to the downstream markets.  Hydrocarbon dew point plants, which consist of skid mounted processing equipment, remove these hydrocarbons.  These plants lower the temperature of the gas stream and collect the liquids before they enter the downstream pipeline.  As of December 31, 2010, KMP had approximately 268 treating and hydrocarbon dew point control plants in operation. KMP typically charges a fixed monthly rental fee plus, in those instances where it operates the equipment, a fixed monthly operating fee.

Supply. Natural gas from certain formations is high in carbon dioxide, which generally needs to be removed before introduction of the gas into transportation pipelines.  Many of KMP’s active plants are treating natural gas from the Wilcox and Edwards gas formations in the Texas Gulf Coast, and the Haynesville shale gas formation in North Louisiana and East Texas, all of which are deep formations that are high in carbon dioxide.

 Markets.  Shale reservoirs being developed today have concentrations of carbon dioxide above the normal pipeline quality specifications of 2.0%.  The Eagle Ford shale gas formation in South Texas and the Bossier shale gas formation in North Louisiana and East Texas are experiencing robust development, and KMP believes that its treating business strategy is well suited to the producers in these areas.

Competition. KMP’s natural gas treating operations face competition from manufacturers of new treating and hydrocarbon dew point control plants and from a number of regional operators that provide plants and similar operations.  KMP also faces competition from vendors of used equipment that occasionally operate plants for producers.  In addition, KMP may lose business to natural gas gatherers who have underutilized treating or processing capacity.  KMP may also lose wellhead treating opportunities to blending, which is a pipeline company’s ability to waive quality specifications and allow producers to deliver their contaminated natural gas untreated. This is generally referred to as blending because of the receiving company’s ability to blend this natural gas with cleaner natural gas in the pipeline such that the resulting natural gas meets pipeline specification.

KinderHawk Field Services LLC

In May 2010, KMP’s subsidiary KM Gathering LLC purchased a 50% ownership interest in KinderHawk Field Services LLC, which gathers and treats natural gas in the Haynesville shale gas formation located in northwest Louisiana.  A subsidiary of Petrohawk Energy Corporation owns the remaining 50% ownership interest.

KinderHawk’s assets consist of more than 365 miles of natural gas gathering pipeline currently in service, with projected average throughput of approximately one billion cubic feet per day of natural gas in 2011.  Ultimately, KinderHawk is expected to have approximately two billion cubic feet per day of throughput capacity, which will make it one of the largest natural gas gathering and treating systems in the United States.  Additionally, the system’s natural gas amine treating plants have a current capacity of approximately 2,160 gallons per minute.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

KinderHawk received a dedication to gather and treat all of Petrohawk’s operated Haynesville and Bossier shale gas production in northwest Louisiana for the life of the leases at agreed upon rates, as well as minimum volume commitments from Petrohawk for the first five years of the joint venture agreement.  Since KMP’s acquisition, KinderHawk also secured additional new third-party gas gathering and treating commitments.  These contracts provide for the dedication of 17 sections, from three shippers, for three- to ten-year terms.  The anticipated daily volume from third-parties could approach over 200 million cubic feet per day of natural gas depending on expected drill schedules and operational techniques.

Upstream

KMP’s Natural Gas Pipelines’ upstream operations consist of its Casper and Douglas, Wyoming natural gas processing operations and its 49% ownership interest in the Red Cedar Gas Gathering Company.

Casper and Douglas Natural Gas Processing Systems

KMP owns and operates its Casper and Douglas, Wyoming natural gas processing plants, and combined, these plants have the capacity to process up to 185 million cubic feet per day of natural gas depending on raw gas quality.  KMP also owns the operations of a carbon dioxide/sulfur treating facility located in the West Frenchie Draw field of the Wind River Basin of Wyoming, and it includes this facility as part of its Casper and Douglas operations.  The West Frenchie Draw treating facility has a capacity of 50 million cubic feet per day of natural gas.

Markets.  Casper and Douglas are processing plants servicing natural gas streams flowing into KMP’s KMIGT pipeline system.  Natural gas liquids processed by the Casper plant are sold into local markets consisting primarily of retail propane dealers and oil refiners.  Natural gas liquids processed by the Douglas plant are sold to ConocoPhillips via its Powder River natural gas liquids pipeline for either ultimate consumption at the Borger refinery or for further disposition to the natural gas liquids trading hubs located in Conway, Kansas and Mont Belvieu, Texas.  West Frenchie Draw has full capacity dedication through 2014 with two of the area’s major natural gas producers: Encana and ExxonMobil.  It treats a natural gas stream which contains approximately 4% carbon dioxide down to KMIGT’s pipeline specification of 2%.  The facility’s only outlet feeds into the KMIGT system.

Competition. Other regional facilities in the Greater Powder River Basin include (i) the Rawlins plant, which has a processing capacity of approximately 230 million cubic feet per day and is owned and operated by El Paso; (ii) the Sage Creek plant, which has a processing capacity of approximately 50 million cubic feet per day and is owned and operated by Merit Energy and (iii) the Hilight plant, which has a processing capacity of approximately 30 million cubic feet per day and is owned and operated by Western Gas Partners, L.P.  Casper and Douglas, however, are the only plants which provide straddle processing of natural gas flowing into the KMIGT pipeline system.

Red Cedar Gathering Company

KMP owns a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar.  Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado.  The Ignacio Blanco Field lies within the Colorado portion of the San Juan Basin, most of which is located within the exterior boundaries of the Southern Ute Indian Tribe Reservation.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.

Red Cedar gathers coal seam and conventional natural gas at wellheads and several central delivery points for treating, compression and delivery into any one of three major interstate natural gas pipeline systems and an intrastate pipeline.  Red Cedar’s natural gas gathering system currently consists of approximately 743 miles of gathering pipeline connecting more than 1,200 producing wells, 89,400 horsepower of compression at 21 field compressor stations and two carbon dioxide treating plants.  The capacity and throughput of the Red Cedar gathering system is approximately 750 million cubic feet per day of natural gas.

Red Cedar also owns Coyote Gas Treating, LLC.  The sole asset owned by Coyote Gas Treating, LLC is a 175 million cubic feet per day natural gas treating facility located in La Plata County, Colorado.  The inlet gas stream treated by this plant contains an average carbon dioxide content of between 12% and 13%, and the plant treats the gas down to a carbon dioxide concentration of 2% in order to meet interstate natural gas pipeline quality specifications.  It then compresses the natural gas into KMP’s TransColorado pipeline system for transport to the Blanco, New Mexico-San Juan Basin Hub.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Western Interstate Natural Gas Pipeline Group

KMP’s Western interstate natural gas pipeline group, which operates primarily along the Rocky Mountain region of the Western portion of the United States, consists of the following three natural gas pipeline systems (i) the Kinder Morgan Interstate Gas Transmission Pipeline; (ii) the TransColorado Pipeline and (iii) KMP’s 50% ownership interest in the Rockies Express Pipeline.

Kinder Morgan Interstate Gas Transmission LLC

KMP’s subsidiary, KMIGT, owns approximately 5,300 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska.  The KMIGT pipeline system is powered by 25 transmission and storage compressor stations having approximately 157,000 horsepower.  KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, which has approximately 34.8 billion cubic feet of total capacity, consisting of 14.8 billion cubic feet of working capacity and 20.0 billion cubic feet of cushion gas.  KMIGT has 11 billion cubic feet of firm capacity commitments and provides for withdrawals of up to 179 million cubic feet of natural gas per day.

Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice service and park and loan services.  For these services, KMIGT charges rates which include the retention of fuel and gas lost and unaccounted for in-kind.  Under KMIGT’s tariffs, firm transportation and storage customers pay reservation charges each month plus a commodity charge based on the actual transported or stored volumes.  In contrast, interruptible transportation and storage customers pay a commodity charge based upon actual transported and/or stored volumes.  Under the no-notice service, customers pay a fee for the right to use a combination of firm storage and firm transportation to effect deliveries of natural gas up to a specified volume without making specific nominations.  KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC gas tariff.

The KMIGT system also offers its Cheyenne Market Center service, which provides nominated storage and transportation service between its Huntsman storage field and multiple interconnecting pipelines at the Cheyenne Hub, located in Weld County, Colorado.  This service is fully subscribed through May 2014.  Additionally, the KMIGT pipeline system includes the Colorado Lateral, which is a 41-mile, 12-inch pipeline extending from the Cheyenne Hub southward to the Greeley, Colorado area.  The Colorado Lateral serves Atmos Energy under a long-term firm transportation contract, and KMIGT is currently marketing additional capacity along its route.

Markets.  Markets served by the KMIGT pipeline system provide a stable customer base with expansion opportunities due to the system’s access to Rocky Mountain supply sources.  Markets served by the system are comprised mainly of local natural gas distribution companies and interconnecting interstate pipelines in the mid-continent area.  End-users of the local natural gas distribution companies typically include residential, commercial, industrial and agricultural customers.  The pipelines interconnecting with the KMIGT system in turn deliver gas into multiple markets including some of the largest population centers in the Midwest.  Natural gas demand to power pumps for crop irrigation during the summer from time-to-time exceeds heating season demand and provides KMIGT relatively consistent volumes throughout the year.  KMIGT has also seen a significant increase in demand from ethanol producers, and has expanded its system to meet the demands from the ethanol producing community.

Supply. As of December 31, 2010, approximately 8%, by volume, of KMIGT’s contracted firm transport capacity expires within one year and 60% expires between one and five years.  Over 90% of the system’s total firm transport capacity is currently subscribed, with 71% of KMIGT’s transport business in 2010 being conducted with its top ten shippers.

Competition.  KMIGT competes with other interstate and intrastate gas pipelines transporting gas from the supply sources in the Rocky Mountain and Hugoton Basins to mid-continent pipelines and market centers.

TransColorado Gas Transmission Company LLC

KMP’s subsidiary, TransColorado Gas Transmission Company LLC, referred to in this report as TransColorado, owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to the Blanco Hub near Bloomfield, New Mexico.  It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies.  The TransColorado pipeline system is powered by eight compressor stations having an aggregate of approximately 39,000 horsepower.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The TransColorado system has the ability to flow gas south or north.  It receives gas from a single coal seam natural gas treating plant, located in the San Juan Basin of Colorado, and from pipeline, processing plant and gathering system interconnections within the Paradox and Piceance Basins of western Colorado.  Natural gas transmitted south through the pipeline system flows into the El Paso, Transwestern and Questar Southern Trail pipeline systems.  Natural gas transmitted north through the system flows into the Colorado Interstate, Wyoming Interstate and Questar pipeline systems at the Greasewood Hub, and into the Rockies Express pipeline system at the Meeker Hub.  TransColorado provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers.

Pursuant to transportation agreements and FERC tariff provisions, TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services.  The underlying reservation and commodity charges are assessed pursuant to a maximum recourse rate structure, which does not vary based on the distance gas is transported.  TransColorado has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

Markets.  The TransColorado system acts principally as a feeder pipeline system from the developing natural gas supply basins on the Western Slope of Colorado into the interstate natural gas pipelines that lead away from the Blanco Hub area of New Mexico and the interstate natural gas pipelines that lead away eastward from northwestern Colorado and southwestern Wyoming.  TransColorado is one of the largest transporters of natural gas from the Western Slope supply basins of Colorado and provides a competitively attractive outlet for that developing natural gas resource.  In 2010 and 2009, TransColorado transported an average of approximately 472 million and 617 million cubic feet per day, respectively, of natural gas from these supply basins.

Supply. During 2010, 95% of TransColorado’s transport business was with processors or producers or their own marketing affiliates, and 5% was with marketing companies and various gas marketers.  Approximately 65% of TransColorado’s transport business in 2010 was conducted with its three largest customers.  Nearly all of TransColorado’s long-haul southbound pipeline capacity is committed under firm transportation contracts that extend at least through year-end 2011.  As of December 31, 2010, approximately 2%, by volume, of TransColorado’s firm transportation contracts expire within one year, and 64% expire between one and five years; however, TransColorado is actively pursuing contract extensions and/or replacement contracts to increase firm subscription levels beyond 2011.

Competition.  The TransColorado system competes with other transporters of natural gas in each of the natural gas supply basins it serves.  These competitors include both interstate and intrastate natural gas pipelines and natural gas gathering systems.  TransColorado’s shippers compete for market share with shippers drawing upon gas production facilities within the New Mexico portion of the San Juan Basin.  TransColorado has phased its past construction and expansion efforts to coincide with the ability of the interstate pipeline grid at Blanco, New Mexico and at the north end of its system to accommodate greater natural gas volumes.  Historically, the competition faced by TransColorado with respect to its natural gas transportation services has generally been based upon the price differential between the San Juan and Rocky Mountain Basins.  New pipelines servicing these producing basins and a reduction of rigs drilling in this area for gas have had the effect of reducing that price differential.

Rockies Express Pipeline

KMP operates and owns 50% of the 1,679-mile Rockies Express natural gas pipeline system, one of the largest natural gas pipelines ever constructed in North America.  The system is powered by 18 compressor stations totaling approximately 427,000 horsepower, and the system is capable of transporting 1.8 billion cubic feet per day of natural gas.

KMP’s ownership is through its 50% equity interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express pipeline system and referred to in this report as Rockies Express.  The Rockies Express system has binding firm commitments secured for nearly all of the 1.8 billion cubic feet per day of pipeline capacity.  Sempra Pipelines & Storage (25%), a unit of Sempra Energy, and ConocoPhillips (25%) hold the remaining ownership interests in Rockies Express.

Markets.  Rockies Express is capable of delivering gas to multiple markets along its pipeline system, primarily through interconnects with other interstate pipeline companies and direct connects to local distribution companies.  The system’s Zone 1 encompasses receipts and deliveries of natural gas west of the Cheyenne Hub, located in Northern Colorado near Cheyenne, Wyoming.  Through the Zone 1 facilities, the Rockies Express system can deliver gas to KMP’s TransColorado pipeline system in northwestern Colorado, which can in turn transport the gas further south for delivery into the San Juan Basin area.  In Zone 1, the Rockies Express system can also deliver gas into western Wyoming through leased capacity on the Overthrust Pipeline Company system, or through its interconnections with Colorado Interstate Gas Company and Wyoming Interstate Company in southern Wyoming.  In addition, through the system’s Zone 1 facilities,

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

shippers have the ability to deliver natural gas to points at the Cheyenne Hub, which could be used in markets along the Front Range of Colorado, or could be transported further east through the system’s Zone 2 (Rockies Express-West pipeline segment) and Zone 3 (Rockies Express-East pipeline segment) facilities into other pipeline systems.

The Rockies Express-West facilities extend from the Cheyenne Hub to an interconnect with Panhandle Eastern Pipeline Company in Audrain County, Missouri.  Through the Rockies Express-West facilities, the system facilitates the delivery of natural gas into the Mid-Continent region of the Unites States through various interconnects with other major interstate pipelines in Nebraska (Northern Natural Gas Pipeline and NGPL), Kansas (ANR Pipeline), and Missouri (Panhandle Eastern Pipeline), and through a connection with KMP’s subsidiary, KMIGT.

The Rockies Express-East facilities extend eastward from the terminus of the Rockies Express-West line.  The Rockies Express-East facilities permit natural gas delivery to pipelines and local distribution companies providing service to the midwestern and eastern U.S. markets.  The interconnecting interstate pipelines include Missouri Gas Pipeline, NGPL, Midwestern Gas Transmission, Trunkline, Panhandle Eastern Pipeline, ANR, Columbia Gas, Dominion Transmission, Tennessee Gas, Texas Eastern, and Texas Gas Transmission.  The local distribution companies include Ameren, Vectren, and Dominion East Ohio.

Supply.  The Rockies Express pipeline system directly accesses major gas supply basins in western Colorado and western Wyoming.  In western Colorado, the system has access to gas supply from the Uinta and Piceance Basins in eastern Utah and western Colorado.  In western Wyoming, the system accesses the Green River Basin through its facilities that are leased from Overthrust.  With its connections to numerous other pipeline systems along its route, the Rockies Express system has access to almost all of the major gas supply basins in Wyoming, Colorado and eastern Utah.

Competition.  Capacity on the Rockies Express system is nearly fully contracted under ten year firm service agreements with producers from the Rocky Mountain supply basin.  These agreements expire in 2019 and provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts.  Although there are other pipeline competitors providing transportation from Rocky Mountain supply basins, the Rockies Express system was designed and constructed to realize economies of scale and offers its shippers competitive fuel rates and variable costs to transport gas supplies from the Rockies to Midwestern and Eastern markets.  Other pipelines accessing the Rocky Mountain gas supply basins include Questar Pipeline Company, Wyoming Interstate, Colorado Interstate Gas Company, Kern River Gas Pipeline Company, Northwest Pipeline, Bison Pipeline and the Ruby Pipeline, a 680-mile natural gas pipeline currently under construction.  The Ruby Pipeline will extend from Opal, Wyoming to Malin, Oregon and is estimated to begin service in the spring of 2011.

Central Interstate Natural Gas Pipeline Group

KMP’s Central interstate natural gas pipeline group, which operates primarily in the Mid-Continent region of the United States, consists of the following four natural gas pipeline systems (i) the Trailblazer Pipeline; (ii) the Kinder Morgan Louisiana Pipeline; (iii) KMP’s 50% ownership interest in the Midcontinent Express Pipeline and (iv) KMP’s 50% ownership interest in the Fayetteville Express Pipeline.

Trailblazer Pipeline Company LLC

KMP’s subsidiary, Trailblazer Pipeline Company LLC, referred to in this report as Trailblazer, owns the 436-mile Trailblazer natural gas pipeline system.  The Trailblazer pipeline system originates at an interconnection with Wyoming Interstate Company Ltd.’s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where it interconnects with NGPL’s and Northern Natural Gas Company’s pipeline systems.  We manage, maintain and operate the Trailblazer system for KMP, for which we are reimbursed at cost.  Trailblazer offers its customers firm and interruptible transportation, and in 2010, it transported an average of approximately 849 million cubic feet per day of natural gas.  In 2009, Trailblazer transported an average of approximately 866 million cubic feet per day.

Markets.  Significant growth in Rocky Mountain natural gas supplies has prompted a need for additional pipeline transportation service.  The Trailblazer system has a certificated capacity of 846 million cubic feet per day of natural gas.

Supply.  As of December 31, 2010, none of Trailblazer’s firm contracts, by volume, expire before one year and 58%, by volume, expire within one to five years.  Affiliated entities have contracted for less than 1% of the total firm transportation capacity.  All of the system’s firm transport capacity is currently subscribed.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Competition. The main competition that Trailblazer currently faces is that the gas supply in the Rocky Mountain area is transported on competing pipelines to the west or east.  El Paso’s Cheyenne Plains Pipeline can transport approximately 730 million cubic feet per day of natural gas from Weld County, Colorado to Greensburg, Kansas, and the Rockies Express pipeline system (discussed above) can transport 1.8 billion cubic feet per day of natural gas from the Rocky Mountain area to Midwest markets.  These two systems compete with Trailblazer for natural gas pipeline transportation demand from the Rocky Mountain region.  Additional competition could come from other proposed pipeline projects.  No assurance can be given that additional competing pipelines will not be developed in the future.

Kinder Morgan Louisiana Pipeline

KMP’s subsidiary, Kinder Morgan Louisiana Pipeline LLC owns the Kinder Morgan Louisiana natural gas pipeline system.  The pipeline system provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana.  The system capacity is fully supported by 20 year take-or-pay customer commitments with Chevron and Total that expire in 2029.

The Kinder Morgan Louisiana pipeline system consists of two segments.  The first is a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that extends from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish, Louisiana (an offshoot consists of approximately 2.3 miles of 24-inch diameter pipeline with firm peak day capacity of approximately 300 million cubic feet per day extending away from the 42-inch diameter line to the Florida Gas Transmission Company compressor station located in Acadia Parish, Louisiana).  The second segment is a one-mile, 36-inch diameter pipeline with firm capacity of approximately 1.2 billion cubic feet per day that extends from the Sabine Pass terminal and connects to NGPL’s natural gas pipeline.

Midcontinent Express Pipeline LLC

KMP owns a 50% interest in Midcontinent Express Pipeline LLC, the sole owner of the approximate 500-mile Midcontinent Express natural gas pipeline system.  KMP also operates the Midcontinent Express pipeline system.  Regency Midcontinent Express Pipeline I LLC and ETC Midcontinent Express Pipeline II L.L.C. own the remaining 49.9% and 0.1%, respectively.

The Midcontinent Express pipeline system originates near Bennington, Oklahoma and extends eastward through Texas, Louisiana, and Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  In June 2010, Midcontinent Express completed two natural gas compression projects that increased Zone 1 capacity from 1.5 to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 to 1.2 billion cubic feet per day.  The incremental capacity is fully subscribed with ten-year binding shipper agreements with creditworthy shippers.

Competition. Capacity on the Midcontinent Express system is 99% contracted under long-term firm service agreements.  The majority of volume is contracted to producers moving supply from the Barnett shale and from Oklahoma supply basins.  These agreements provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts.  Although there are other pipeline competitors providing transportation from these supply basins, the Midcontinent Express system was designed and constructed to realize economies of scale and offers its shippers competitive fuel rates and variable costs to transport gas supplies from these midcontinent supply areas to pipelines serving Eastern markets.  Competitors to Midcontinent Express include Gulf Crossing Pipeline, Centerpoint Energy Gas Transmission and NGPL.

Fayetteville Express Pipeline LLC

KMP owns a 50% interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system. The 187-mile Fayetteville Express pipeline system originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnect with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The system also interconnects with NGPL’s pipeline in White County, Arkansas, Texas Gas Transmission’s pipeline in Coahoma County, Mississippi, and ANR Pipeline Company’s pipeline in Quitman County, Mississippi. It has a total capacity of two billion cubic feet per day, and has currently secured binding shipper commitments for approximately ten years totaling 1.85 billion cubic feet per day of capacity.

CO2—KMP

The CO2—KMP business segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, referred to as KMCO2 in this report.  Carbon dioxide is used in enhanced oil recovery projects as a flooding medium for

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

recovering crude oil from mature oil fields.  The carbon dioxide pipelines and related assets allow KMP to market a complete package of carbon dioxide supply, transportation and technical expertise to the customer.  The CO2—KMP business segment produces, transports and markets carbon dioxide for use in enhanced oil recovery operations.  KMCO2 also holds ownership interests in several oil-producing fields and owns a crude oil pipeline, all located in the Permian Basin region of West Texas.

Oil Producing Activities

KMCO2 holds ownership interests in oil-producing fields, including (i) an approximate 97% working interest in the SACROC unit; (ii) an approximate 50% working interest in the Yates unit; (iii) an approximate 21% net profits interest in the H.T. Boyd unit; (iv) an approximate 65% working interest in the Claytonville unit; (v) an approximate 99% working interest in the Katz Strawn unit and (vi) lesser interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit, all of which are located in the Permian Basin of West Texas.

The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology.  The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas.  SACROC was discovered in 1948 and has produced over 1.33 billion barrels of oil since discovery.  It is estimated that SACROC originally held approximately 2.7 billion barrels of oil.  KMP has expanded the development of the carbon dioxide project initiated by the previous owners and increased production and ultimate oil recovery over the last several years.  The Yates unit is also one of the largest oil fields ever discovered in the United States.  It is estimated that it originally held more than five billion barrels of oil, of which about 29% has been produced.  The field, discovered in 1926, is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.

In 2010, the average purchased carbon dioxide injection rate at SACROC was 220 million cubic feet per day, down from an average of 253 million cubic feet per day in 2009.  The average oil production rate for 2010 was approximately 29,200 barrels of oil per day, down from an average of approximately 30,100 barrels of oil per day during 2009.

KMP’s plan over the last several years has been to maintain overall production levels and increase ultimate recovery from Yates by combining horizontal drilling with carbon dioxide injection to ensure a relatively steady production profile over the next several years.  KMP is implementing its plan and during 2010, the Yates unit produced approximately 24,000 barrels of oil per day, down from an average of approximately 26,500 barrels of oil per day during 2009.  Unlike KMP’s operations at SACROC, where it uses carbon dioxide and water to drive oil to the producing wells, KMP uses carbon dioxide at Yates in order to enhance the gravity drainage process, as well as to maintain reservoir pressure.  The differences in geology and reservoir mechanics between the two fields mean that substantially less capital will be needed to develop and produce the reserves at Yates than is required at SACROC.

KMP also operates and owns an approximate 65% gross working interest in the Claytonville oil field unit located in Fisher County, Texas.  The Claytonville unit is located nearly 30 miles east of the SACROC unit in the Permian Basin of West Texas, and the unit produced 203 barrels of oil per day during 2010, down from an average of 218 barrels of oil per day during 2009. KMP is presently evaluating operating and subsurface technical data from the Claytonville unit to further assess redevelopment opportunities including carbon dioxide flood operations.

KMP also operates and owns working interests in the Katz Strawn unit.  The Katz Strawn unit is located in the Permian Basin area of West Texas and during 2010, the unit produced 284 barrels of oil per day, down from an average of 380 barrels of oil per day during 2009.  The decline was primarily due to transition operations associated with converting from water injection to carbon dioxide injection. In July 2009, KMP announced major investment plans to further expand its operations in the eastern Permian Basin area of Texas, and further information on this investment is discussed above in “—(a) General Development of Business—Recent Developments—CO2—KMP.”

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which KMP owns interests as of December 31, 2010.  The oil and gas producing fields in which KMP owns interests are located in the Permian Basin area of West Texas.  When used with respect to acres or wells, “gross” refers to the total acres or wells in which KMP has a working interest, and “net” refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by KMP:

	Productive Wells (a)		Service Wells (b)		Drilling Wells (c)
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,187	1,351	997	738	3	3
Natural Gas	5	2	-	-	-	-
Total Wells	2,192	1,353	997	738	3	3

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

___________

(a)	Includes active wells and wells temporarily shut-in. As of December 31, 2010, KMP did not operate any productive wells with multiple completions.
(b)
Consists of injection, water supply, disposal wells and service wells temporarily shut-in.  A disposal well is used for disposal of salt water into an underground formation; a service well is a well drilled in a known oil field in order to inject liquids that enhance recovery or dispose of salt water.

(c)	Consists of development wells in the process of being drilled as of December 31, 2010. A development well is a well drilled in an already discovered oil field.

The following table reflects KMP’s net productive and dry wells that were completed in each of the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Productive
Development	70	42	47
Exploratory	-	-	-
Dry
Development	-	-	-
Exploratory	-	-	-
Total Wells	70	42	47
____________

Note:
The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year.  Development wells include wells drilled in the proved area of an oil or gas resevoir.

The following table reflects the developed and undeveloped oil and gas acreage that KMP held as of December 31, 2010:

	Gross	Net
Developed Acres	74,240	69,558
Undeveloped Acres	8,788	8,129
Total	83,028	77,687
____________

Note:	As of December 31, 2010, there are no material amount of acreage expiring in the next three years.

See Note 20 to our consolidated financial statements included elsewhere in this report for additional information with respect to operating statistics and supplemental information on KMP’s oil and gas producing activities.

Gas and Gasoline Plant Interests

KMP operates and owns an approximate 22% working interest plus an additional 28% net profits interest in the Snyder gasoline plant.  KMP also operates and owns a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas.  The Snyder gasoline plant processes natural gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas.  The Diamond M and the North Snyder plants contract with the Snyder plant to process natural gas.  Production of natural gas liquids at the Snyder gasoline plant during December 2010 was approximately 16,100 barrels per day, compared to 14,500 barrels per day in December 2009.

Carbon Dioxide Reserves

KMP owns approximately 45% of, and operates, the McElmo Dome unit in Colorado, which contains more than seven trillion cubic feet of recoverable carbon dioxide.  Deliverability and compression capacity exceeds 1,300 million cubic feet per day.  The McElmo Dome unit produces approximately 1,200 million cubic feet per day.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

KMP also owns approximately 11% of the Bravo Dome unit in New Mexico and approximately 87% of the Doe Canyon Deep unit in Colorado.  The Bravo Dome unit contains more than 900 billion cubic feet of recoverable carbon dioxide and produces approximately 300 million cubic feet of carbon dioxide per day; the Doe Canyon Deep unit contains more than 900 billion cubic feet of carbon dioxide and produces approximately 110 million cubic feet per day.

Markets.  KMP’s principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.   KMP is exploring additional potential markets, including enhanced oil recovery targets in California, Wyoming, Oklahoma, the Gulf Coast, Mexico, and Canada, and coal bed methane production in the San Juan Basin of New Mexico.

Competition.  KMP’s primary competitors for the sale of carbon dioxide include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain carbon dioxide reserves, and PetroSource Energy Company, L.P. and its parent SandRidge Energy, Inc., which produce waste carbon dioxide from natural gas production in the Val Verde Basin and the Pinion field areas of West Texas.  There is no assurance that new carbon dioxide sources will not be discovered or developed, which could compete with KMP, or that new methodologies for enhanced oil recovery will not replace carbon dioxide flooding.

Carbon Dioxide Pipelines

As a result of KMP’s 50% ownership interest in Cortez Pipeline Company, it owns a 50% equity interest in and operates the approximate 500-mile Cortez pipeline. The pipeline carries carbon dioxide from the McElmo Dome and Doe Canyon source fields near Cortez, Colorado to the Denver City, Texas hub. The tariffs charged by Cortez Pipeline are not regulated, but are based on a consent decree.

The Central Basin pipeline consists of approximately 143 miles of mainline pipe and 177 miles of lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas.  The pipeline has an ultimate throughput capacity of 700 million cubic feet per day.  At its origination point in Denver City, the Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Oxy Permian).  Central Basin’s mainline terminates near McCamey, where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline.  The tariffs charged by the Central Basin pipeline are not regulated.

KMP’s Centerline carbon dioxide pipeline consists of approximately 113 miles of pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas.  The pipeline has a capacity of 300 million cubic feet per day.  The tariffs charged by the Centerline pipeline are not regulated.

KMP owns a 13% undivided interest in the 218-mile, Bravo pipeline, which delivers carbon dioxide from the Bravo Dome source field in northeast New Mexico to the Denver City hub and has a capacity of more than 350 million cubic feet per day.  Tariffs on the Bravo pipeline are not regulated.

KMP’s Eastern Shelf carbon dioxide pipeline, which consists of approximately 91 miles of pipe located in the Permian Basin begins near Snyder, Texas and ends west of Knox City, Texas.  The pipeline extends KMCO2’s 1,300 mile carbon dioxide pipeline system into a new area with a current capacity of 65 million standard cubic feet of carbon dioxide per day, expandable to 200 million standard cubic feet per day in the future. The Eastern Shelf Pipeline system is currently flowing 15 million standard cubic feet per day.  The tariffs charged on the Eastern Shelf pipeline are not regulated.

In addition, KMP owns approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline.  The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit.  The pipeline has a capacity of approximately 270 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units.  The Pecos pipeline is a 25-mile carbon dioxide pipeline that runs from McCamey to Iraan, Texas.  It has a capacity of approximately 120 million cubic feet per day and makes deliveries to the Yates unit.  The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

Markets. The principal market for transportation on KMP’s carbon dioxide pipelines is to customers, including itself, using carbon dioxide for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

Competition.  KMP’s ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines.  KMP also competes with other interest owners in McElmo Dome, Doe Canyon and

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Bravo Dome for transportation of carbon dioxide to the Denver City, Texas market area.

Crude Oil Pipeline

KMP’s Kinder Morgan Wink Pipeline is a 450-mile Texas intrastate crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck delivery stations.  The pipeline allows KMP to better manage crude oil deliveries from its oil field interests in West Texas, and it has entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western’s 120,000 barrel per day refinery in El Paso. The 20-inch diameter pipeline segment that runs from Wink to El Paso has a total capacity of 130,000 barrels of crude oil per day, and it transported approximately 118,100 barrels of oil per day in 2010 and approximately 117,000 barrels of oil per day in 2009.  The Kinder Morgan Wink Pipeline is regulated by both the FERC and the Texas Railroad Commission.

Terminals—KMP

The Terminals—KMP business segment includes the operations of KMP’s petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines—KMP business segment) and all of its coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities, including all transload, engineering, conveying and other in-plant services.  Combined, the business segment is composed of approximately 124 owned or operated liquids and bulk terminal facilities and approximately 33 rail transloading and materials handling facilities.  The terminals are located throughout the United States, in portions of Canada, and at a single location in the Netherlands.  To help management evaluate business segment performance, make operating decisions, and allocate resources, KMP groups its terminal operations into thirteen regions based on geographic location and/or primary operating function, and classifies its terminal operations based on their handling of either liquids or bulk material products.

Liquids Terminals

KMP’s liquids terminals operations primarily store refined petroleum products, petrochemicals, industrial chemicals and vegetable oil products in aboveground storage tanks and transfer products to and from pipelines, vessels, tank trucks, tank barges, and tank railcars.  Combined, KMP’s approximately 25 liquids terminals facilities possess liquids storage capacity of approximately 58.2 million barrels, and in 2010 and 2009, these terminals experienced throughput of approximately 620 million barrels and 604 million barrels, respectively, of petroleum, chemicals and vegetable oil products.

KMP’s major liquids terminal assets include the following:

▪
the Houston, Texas terminal complex located in Pasadena and Galena Park, Texas, along the Houston Ship Channel.  Recognized as a distribution hub for Houston’s refineries situated on or near the Houston Ship Channel, the Pasadena and Galena Park terminals are the western Gulf Coast refining community’s central interchange point.  The complex has approximately 26.4 million barrels of capacity and is connected via pipeline to 14 refineries, four petrochemical plants and ten major outbound pipelines.  Cross-channel pipelines connect the two facilities, and KMP has an eight-bay, fully automated truck loading rack located at its Pasadena terminal.  At the truck rack, a full range of additive services are provided, including additive systems for biodiesel and ethanol. In addition, the facilities have five ship docks and seven barge docks for inbound and outbound movement of products, and the Galena Park terminal is served by the Union Pacific railroad;

▪
three liquids facilities in the New York Harbor area: one in Carteret, New Jersey; one in Perth Amboy, New Jersey; and one on Staten Island, New York.  The two New Jersey facilities offer viable alternatives for moving petroleum products between the refineries and terminals throughout the New York Harbor and both are New York Mercantile Exchange delivery points for gasoline and heating oil.  Both facilities are connected to the Intra Harbor Transfer Service, an operation that offers direct outbound pipeline connections that allow product to be moved from over 20 harbor delivery points to destinations north and west of New York City.

The Carteret facility is located along the Arthur Kill River just south of New York City and has a capacity of approximately 7.8 million barrels of petroleum and petrochemical products.  The facility also has pipeline connections to the Buckeye pipeline system, a major products pipeline serving the East Coast.  KMP is currently expanding the facility, adding over one million barrels of new liquids capacity for a large petroleum customer, and it expects this expansion to come on-line in the second and third quarters of 2011.  The Carteret facility has two ship docks and four barge docks.  It is connected to the Colonial, Buckeye, Sun and Harbor pipeline systems, and the CSX and Norfolk Southern railroads service the facility.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The Perth Amboy facility is also located along the Arthur Kill River and has a capacity of approximately 3.5 million barrels of petroleum and petrochemical products.  The Perth Amboy terminal provides chemical and petroleum storage and handling, as well as dry-bulk handling of salt.  In addition to providing product movement via vessel, truck and rail, Perth Amboy has direct access to the Buckeye and Colonial pipelines. The facility has one ship dock and one barge dock, and is connected to the CSX and Norfolk Southern railroads.

The Kinder Morgan Staten Island terminal is located on Staten Island, New York.  The facility is bounded to the north and west by the Arthur Kill River and covers approximately 200 acres, of which 120 acres are used for site operations.  The terminal is connected to the Colonial Pipeline and has a storage capacity of approximately three million barrels for gasoline, diesel fuel and fuel oil.  The facility also maintains and operates an above ground piping network to transfer petroleum products throughout the operating portion of the site, and it has a ship berth that accommodates tanker vessels;

▪
two liquids terminal facilities in the Chicago area: one facility located in Argo, Illinois, approximately 14 miles southwest of downtown Chicago and situated along the Chicago sanitary and ship channel; and the other located in the Port of Chicago along the Calumet River.  The Argo facility is a large petroleum product and ethanol blending facility and a major break bulk facility for large chemical manufacturers and distributors.  It has approximately 2.7 million barrels of tankage capacity and three barge docks.  The facility is connected to the Enterprise and Westshore pipelines, and has a direct connection to Midway Airport.  The Canadian National railroad services this facility.

The Port of Chicago facility handles a wide variety of liquid chemicals with a working capacity of approximately 796,000 barrels.  The facility provides access to a full slate of transportation options, including a deep water barge/ship berth on Lake Calumet, and offers services including truck loading and off-loading, iso-container handling and drumming.  There are two ship docks and four barge docks, and the facility is served by the Norfolk Southern railroad;

▪
the Port of New Orleans facility located in Harvey, Louisiana.  The New Orleans facility handles a variety of liquids products such as chemicals, vegetable oils, animal fats, alcohols and oil field products, and also provides ancillary services including drumming, packaging, warehousing, and cold storage services.  It has approximately 3.0 million barrels of tankage capacity, three ship docks, and one barge dock.  The Union Pacific railroad provides rail service, and the terminal can be accessed by vessel, barge, tank truck, or rail;

▪
the Kinder Morgan North 40 terminal located in Strathcona County, just east of Edmonton, Alberta, Canada.  The North 40 terminal is a crude oil tank farm that serves as a premier blending and storage hub for Canadian crude oil.  The facility has storage for approximately 2.16 million barrels of crude oil and has access to several incoming pipelines and all major outbound systems, including a connection with KMP’s Trans Mountain pipeline system.  The entire capacity of this terminal is contracted under long-term contracts; and

▪
KMP’s five ethanol handling facilities, consisting of services offered by its unit train terminaling facilities located at Richmond and Lomita, California; Linden, New Jersey; Baltimore, Maryland; and Euless, Texas.  In March 2010, KMP began operations at its newly-built Richmond terminal, which is serviced by the Burlington Northern Santa Fe railroad.  The Lomita facility is a high-volume rail ethanol terminal located on a seven acre site serviced by the Burlington Northern Santa Fe railroad.  It offers direct connection to Shell’s Carson, California ethanol terminal, the largest west coast ethanol hub and a major supplier of products to KMP’s West Coast Products pipeline system.

KMP acquired its Linden, Baltimore and Euless facilities in 2010.  For more information on these train terminal facilities and other terminal acquisitions during 2010, see “—(a) General Development of Business—Recent Developments—Terminals—KMP.”

Competition. KMP is one of the largest independent operators of liquids terminals in North America.  Its primary competitors are IMTT, Magellan, Morgan Stanley, NuStar, Oil Tanking, Enterprise, and Vopak.

Bulk Terminals

KMP’s bulk terminal operations primarily involve dry-bulk material handling services; however, KMP also provides conveyor manufacturing and installation, engineering and design services, and in-plant services covering material handling, conveying, maintenance and repair, truck-railcar-marine transloading, railcar switching and miscellaneous marine services.  KMP owns or operates approximately 99 dry-bulk terminals in the United States, Canada and the

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Netherlands, and combined, its dry-bulk and material transloading facilities handled approximately 92.4 million tons and 78.0 million tons of coal, petroleum coke, fertilizers, steel, ores and other dry-bulk materials in 2010 and 2009, respectively.

KMP’s major bulk terminal assets include the following:

▪
the Vancouver Wharves bulk marine terminal, located at Port Metro Vancouver, British Columbia, Canada.  KMP owns certain bulk terminal buildings and equipment, and it operates the terminal under a 40-year lease agreement.  The facility consists of five vessel berths situated on a 139-acre site, extensive rail infrastructure, dry-bulk and liquid storage, and material handling systems, rail track and transloading systems, and five shiploaders.  The terminal can handle over 3.5 million tons of cargo annually.  In 2010, KMP completed a long-term terminal expansion that (i) brought on-line and refurbished additional liquids and biodiesel storage tanks that increased terminal liquids throughput capacity; (ii) installed a new shiploader; (iii) improved marine structures and material handling systems to both increase mineral concentrates operations and significantly improve environmental performance and (iv) added a rail receiving and storage facility to handle ferrous granule (slag).  Vancouver Wharves has access to three major rail carriers connecting to shippers in western and central Canada and the U.S. Pacific Northwest.  Vancouver Wharves offers a variety of inbound, outbound and value-added services for mineral concentrates, wood products, agri-products, refined petroleum products and sulfur;

▪
the petroleum coke or coal terminals that KMP operates or owns.  KMP is the largest independent handler of petroleum coke in the U.S., in terms of volume, and in 2010, it handled approximately 12.6 million tons of petroleum coke, as compared to approximately 12.9 million tons in 2009.  Petroleum coke is a by-product of the crude oil refining process and has characteristics similar to coal.  It is used as a source of fuel in both industrial kilns and in utilities and industrial steam generation facilities, and is used by the steel and aluminum industries in manufacturing processes.  A portion of the petroleum coke that is handled is imported from or exported to foreign markets.  Most of KMP’s customers are large integrated oil companies that choose to outsource the storage and loading of petroleum coke for a fee.  Most of KMP’s petroleum coke assets are located in the state of Texas, and include facilities at the Port of Houston and various refineries.  These facilities may also provide handling and storage services for a variety of other bulk materials.

In 2010, KMP handled approximately 31.6 million tons of coal, as compared to approximately 27.8 million tons of coal handled in 2009.  Coal continues to be the fuel of choice for electric generation plants, accounting for more than 50% of U.S. electric generation feedstock.  Current domestic supplies are predicted to last for several hundred years and most coal transloaded through KMP’s coal terminals is destined for use in coal-fired electric generation facilities.

The Cora coal terminal is a high-speed, rail-to-barge coal transfer and storage facility located on approximately 480 acres of land along the upper Mississippi River near Rockwood, Illinois.  The terminal sits on the mainline of the Union Pacific Railroad and is strategically positioned to receive coal shipments from the western United States.  The majority of the coal arrives at the terminal by rail from the Powder River Basin in Wyoming, and the coal is then transferred out on barges to power plants along the Ohio and Mississippi rivers, although small quantities are shipped overseas.  The Cora terminal can receive and dump coal from trains and can load barges at the same time. It has ground capacity to store a total of 1.25 million tons of coal, and maximum throughput at the terminal is approximately 13 million tons annually.  This coal storage and transfer capacity provides customers the flexibility to coordinate their supplies of coal with the demand at power plants.

The Grand Rivers, Kentucky terminal is a coal transloading and storage facility located along the Tennessee River just above the Kentucky Dam.  The terminal is operated on land under easements with an initial expiration of July 2014 and has current annual throughput capacity of approximately 12 million tons with a storage capacity of approximately one million tons.  KMP’s Grand Rivers Terminal provides easy access to the Ohio-Mississippi River network and the Tennessee-Tombigbee River system.  The Paducah & Louisville Railroad, a short line railroad, serves Grand Rivers with connections to seven Class I rail lines including the Union Pacific, CSX, and Burlington Northern Santa Fe.

The Pier IX terminal located on a 42-acre storage site in Newport News, Virginia.  The terminal has the capacity to transload approximately 12 million tons of bulk products per year.  The terminal can store approximately one million tons of coal, and offers coal blending services and rail to storage or direct transfer to ship.  For other dry bulk products, the terminal offers ship to storage to rail or truck.  KMP’s Pier IX terminal exports coal to foreign markets, serves power plants on the eastern seaboard of the United States, and imports cement pursuant to a long-term contract.  The Pier IX terminal is served by the CSX Railroad, which transports coal from central

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Appalachian and other eastern coal basins. Cement imported to the Pier IX terminal primarily originates in Europe; and

▪
KMP’s approximately 47 steel and ores/metals terminals located at strategic locations throughout the United States, which transload and handle steel, ferro chrome, ferro manganese, ferro silicon, silicon metal, scrap, plate, coils, bars, slabs, rail, tubes, pipe and rebar.  KMP’s value-added services include canning, drumming, bagging and filling boxes and supersacks.  KMP’s handling methods include, but are not limited to, the loading and unloading of barges, ships, rail cars and trucks, and inside and outside storage.  Combined, these facilities handled approximately 24.7 million tons and 16.7 million tons of steel and steel-related products in 2010 and 2009, respectively.  The 48% increase in year-to-year steel volumes in 2010 versus 2009 was primarily due to the difficult economic environment during 2009.  While the operating results of KMP’s metal handling terminals are affected by a number of business-specific factors, the primary drivers for its ores/metal volumes are general economic conditions in North America, Europe and China, and the levels of worldwide steel production and consumption.

Competition.  KMP’s bulk terminals compete with numerous independent terminal operators, other terminals owned by oil companies, stevedoring companies, and other industrials opting not to outsource terminal services.  Many of KMP’s bulk terminals were constructed pursuant to long-term contracts for specific customers.  As a result, KMP believes other terminal operators would face a significant disadvantage in competing for this business.

Materials Services (rail transloading)

KMP’s materials services operations include rail or truck transloading operations conducted at 33 owned and non-owned facilities.  The Burlington Northern Santa Fe, CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities.  Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals, and 50% are dry-bulk products.  Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail) or connect via pipeline to storage facilities.  Several facilities provide railcar storage services.  KMP also designs and builds transloading facilities, performs inventory management services, and provides value-added services such as blending, heating and sparging.  In 2010 and 2009, KMP’s terminals business segment, including all bulk, liquids and materials services operations, handled approximately 229,000 and 227,000 railcars, respectively.

Competition.  KMP’s material services operations compete with a variety of national transload and terminal operators across the United States, including Savage Services, Watco and Bulk Plus Logistics.  Additionally, single or multi-site terminal operators are often entrenched in the network of Class 1 rail carriers.

Kinder Morgan Canada—KMP

The Kinder Morgan Canada—KMP business segment includes the Trans Mountain pipeline system, KMP’s ownership of a one-third interest in the Express pipeline system, and the 25-mile Jet Fuel pipeline system.  The weighted average remaining life of the shipping contracts on these pipelines was approximately four years as of December 31, 2010.

Trans Mountain Pipeline System

The Trans Mountain common carrier pipeline system originates at Edmonton, Alberta and transports crude oil and refined petroleum products to destinations in the interior and on the west coast of British Columbia.  KMP owns a connecting pipeline that delivers crude oil to refineries in the state of Washington.  Trans Mountain’s pipeline is 715 miles in length. The capacity of the line at Edmonton ranges from 300,000 barrels per day when heavy crude represents 20% of the total throughput (which is a historically normal heavy crude percentage), to 400,000 barrels per day with no heavy crude.  Trans Mountain is the sole pipeline carrying crude oil and refined petroleum products from Alberta to the west coast.  KMP believes these facilities provide it the opportunity to consider capacity expansions to the west coast, either in stages or as one project, as the market for offshore exports continues to develop.

In 2010, deliveries on Trans Mountain averaged 297,000 barrels per day.  This was an increase of 6% from average 2009 deliveries of 280,507 barrels per day.  The crude oil and refined petroleum products transported through Trans Mountain’s pipeline system originates in Alberta and British Columbia. The refined and partially refined petroleum products transported to Kamloops, British Columbia and Vancouver originates from oil refineries located in Edmonton.  Products delivered through Trans Mountain’s pipeline system are used in markets in British Columbia, Washington State and elsewhere off shore.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

In the fourth quarter of 2010, Trans Mountain completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement effective for the period beginning January 1, 2011 and ending December 31, 2015.  Trans Mountain filed the settlement with the National Energy Board of Canada in November 2010 and anticipates approval in the first half of 2011.

Express and Jet Fuel Pipeline Systems

KMP owns a one-third ownership interest in the Express pipeline system, and a subordinated debenture issued by Express US Holdings LP, the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  Through its Kinder Morgan Canada—KMP business segment, KMP operates the Express pipeline system and accounts for its one-third investment under the equity method of accounting.  The Express pipeline system is a batch-mode, common-carrier, crude oil pipeline system comprised of the Express Pipeline and the Platte Pipeline, collectively referred to in this report as the Express pipeline system.  The approximate 1,700-mile integrated oil transportation pipeline connects Canadian and United States producers to refineries located in the U.S. Rocky Mountain and Midwest regions.

The Express Pipeline is a 780-mile, 24-inch diameter pipeline that begins at the crude oil pipeline hub at Hardisty, Alberta and terminates at the Casper, Wyoming facilities of the Platte Pipeline.  The Express Pipeline has a design capacity of 280,000 barrels per day.  Receipts at Hardisty averaged 200,000 barrels per day in 2010, as compared to 208,246 barrels per day in 2009.

The Platte Pipeline is a 926-mile, 20-inch diameter pipeline that runs from the crude oil pipeline hub at Casper, Wyoming to refineries and interconnecting pipelines in the Wood River, Illinois area.  The Platte Pipeline has a current capacity of approximately 150,000 barrels per day downstream of Casper, Wyoming and approximately 140,000 barrels per day downstream of Guernsey, Wyoming.  Platte deliveries averaged 142,400 barrels per day during 2010, as compared to 137,810 barrels per day during 2009.

KMP also owns and operates the approximate 25-mile aviation turbine fuel pipeline that serves the Vancouver International Airport, located in Vancouver, British Columbia, Canada.  The turbine fuel pipeline is referred to in this report as the Jet Fuel pipeline system.  In addition to its receiving and storage facilities located at the Westridge Marine terminal, located in Port Metro Vancouver, the Jet Fuel pipeline system’s operations include a terminal at the Vancouver airport that consists of five jet fuel storage tanks with an overall capacity of 15,000 barrels.

Competition.  Trans Mountain and the Express pipeline system are each one of several pipeline alternatives for western Canadian crude oil and refined petroleum production, and each competes against other pipeline providers.

NGPL PipeCo LLC

In February 2008, we completed the sale of an 80% ownership interest in NGPL PipeCo LLC for approximately $5.9 billion. We account for our 20% ownership interest as an equity method investment. We continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement. NGPL PipeCo LLC owns and operates approximately 9,200 miles of interstate natural gas pipelines, storage fields, field system lines and related facilities, consisting primarily of two major interconnected natural gas transmission pipelines terminating in the Chicago, Illinois metropolitan area. NGPL’s Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 4,400 miles of mainline and various small-diameter pipelines. Its other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,100 miles of mainline and various small-diameter pipelines. These two main pipelines are connected at points in Texas and Oklahoma by NGPL’s approximately 800-mile Amarillo/Gulf Coast pipeline.

NGPL is one of the nation’s largest natural gas storage operators with approximately 600 billion cubic feet of total natural gas storage capacity, approximately 278 billion cubic feet of working gas capacity and over 4.3 billion cubic feet per day of peak deliverability from its storage facilities, which are located in major supply areas and near the markets it serves. NGPL owns and operates 13 underground storage reservoirs in eight field locations in four states. These storage assets complement its pipeline facilities and allow it to optimize pipeline deliveries and meet peak delivery requirements in its principal markets.

Competition.  NGPL competes with other transporters of natural gas in virtually all of the markets it serves and, in particular, in the Chicago area, which is the northern terminus of NGPL’s two major pipeline segments and its largest market. These competitors include both interstate and intrastate natural gas pipelines and, historically, most of the competition has been from such pipelines with supplies originating in the United States. NGPL also faces competition from Alliance Pipeline, which began service during the 2000-2001 heating season carrying Canadian-produced natural

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

gas into the Chicago market. However, at the same time, the Vector Pipeline was constructed for the specific purpose of transporting gas from the Chicago area to other markets, generally further north and further east. The overall impact of the increased pipeline capacity into the Chicago area, combined with additional take-away capacity and the increased demand in the area, has created a situation that remains dynamic with respect to the ultimate impact on individual transporters such as NGPL. From time to time, other pipelines are proposed which would compete with NGPL. We cannot predict whether or when any such pipeline might be built, or its impact on NGPL’s operations or profitability.

Major Customers

Our total revenues are derived from a wide customer base. For each of the years ended December 31, 2010, 2009 and 2008, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues.  KMP’s Texas intrastate natural gas pipeline group buys and sells significant volumes of natural gas within the state of Texas, and, to a far lesser extent, the CO2—KMP business segment also sells natural gas.  Combined, total revenues from the sales of natural gas from the Natural Gas Pipelines—KMP and CO2—KMP and NGPL (through February 14, 2008) business segments in 2010, 2009 and 2008 accounted for 44.1%, 44.8% and 63.7%, respectively, of our total consolidated revenues.  To the extent possible, KMP attempts to balance the pricing and timing of its natural gas purchases to its natural gas sales, and these contracts are often settled in terms of an index price for both purchases and sales.  We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Regulation

Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation – U.S. Operations

Some of our U.S. refined petroleum products and crude oil pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act, or ICA.  The ICA requires that we maintain our tariffs on file with the FERC.  Those tariffs set forth the rates we charge for providing transportation services on our interstate common carrier pipelines as well as the rules and regulations governing these services.  The ICA requires, among other things, that such rates on interstate common carrier pipelines be “just and reasonable” and nondiscriminatory.  The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates.  If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation.  The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively.  Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

On October 24, 1992, Congress passed the Energy Policy Act of 1992.  The Energy Policy Act deemed petroleum products pipeline tariff rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable or “grandfathered” under the ICA.  The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates. Certain rates on KMP’s Pacific operations pipeline system were subject to protest during the 365-day period established by the Energy Policy Act.  Accordingly, certain of the Pacific pipelines’ rates have been, and continue to be, the subject of complaints with the FERC, as is more fully described in Note 16 to our consolidated financial statements included elsewhere in this report.

Petroleum products pipelines may change their rates within prescribed ceiling levels that are tied to an inflation index.  Shippers may protest rate increases made within the ceiling levels, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year.  A pipeline must, as a general rule, utilize the indexing methodology to change its rates.  Cost-of-service ratemaking, market-based rates and settlement rates are alternatives to the indexing approach and may be used in certain specified circumstances to change rates.

Common Carrier Pipeline Rate Regulation – Canadian Operations

The Canadian portion of KMP’s crude oil and refined petroleum products pipeline systems is under the regulatory jurisdiction of Canada’s National Energy Board, referred to in this report as NEB.  The National Energy Board Act gives the NEB power to authorize pipeline construction and to establish tolls and conditions of service.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Trans Mountain Pipeline.  KMP’s subsidiary, Trans Mountain Pipeline, L.P., previously had a toll settlement with shippers that defined tolls from 2006 to 2010.  The settlement expired on December 31, 2010.  In the fourth quarter of 2010, Trans Mountain Pipeline completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement for KMP’s Trans Mountain Pipeline to be effective for the period starting January 1, 2011 and ending December 31, 2015.  Trans Mountain filed the settlement with the NEB in November 2010, and anticipates approval from the NEB in the first half of 2011.  The toll charged for the portion of Trans Mountain’s pipeline system located in the United States falls under the jurisdiction of the FERC.  See “—Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation – U.S. Operations.”

Express Pipeline.  The Canadian segment of the Express Pipeline is regulated by the NEB as a Group 2 pipeline, which results in rates and terms of service being regulated on a complaint basis only.  Express committed contract rates are subject to a 2% inflation adjustment April 1 of each year.  The U.S. segment of the Express Pipeline and the Platte Pipeline are regulated by the FERC.  See “—Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation – U.S. Operations.”  Additionally, movements on the Platte Pipeline within the state of Wyoming are regulated by the Wyoming Public Service Commission, which regulates the tariffs and terms of service of public utilities that operate in the state of Wyoming.  The Wyoming Public Service Commission standards applicable to rates are similar to those of the FERC and the NEB.

Interstate Natural Gas Transportation and Storage Regulation

Posted tariff rates set the general range of maximum and minimum rates we charge shippers on our interstate natural gas pipelines.  Within that range, each pipeline is permitted to charge discounted rates to meet competition, so long as such discounts are offered to all similarly situated shippers and granted without undue discrimination.  Apart from discounted rates offered within the range of tariff maximums and minimums, the pipeline is permitted to offer negotiated rates where the pipeline and shippers want rate certainty, irrespective of changes that may occur to the range of tariff-based maximum and minimum rate levels.  Accordingly, there are a variety of rates that different shippers may pay.  For example, some shippers may pay a negotiated rate that is different than the posted tariff rate, and some may pay the posted maximum tariff rate or a discounted rate that is limited by the posted maximum and minimum tariff rates.  Most of the rates, KMP charges shippers on its greenfield projects, like the Rockies Express or Midcontinent Express pipelines, are pursuant to negotiated rate long-term transportation agreements.  As such, negotiated rates provide certainty to the pipeline and the shipper of a fixed rate during the term of the transportation agreement, regardless of changes to the posted tariff rates.  While rates may vary by shipper and circumstance, the terms and conditions of pipeline transportation and storage services are not generally negotiable.

The FERC regulates the rates, terms and conditions of service, construction and abandonment of facilities by companies performing interstate natural gas transportation services, including storage services, under the Natural Gas Act of 1938.  To a lesser extent, the FERC regulates interstate transportation rates, terms and conditions of service under the Natural Gas Policy Act of 1978.

On November 25, 2003, the FERC issued Order No. 2004, adopting revised standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities.  In light of the changing structure of the energy industry, these standards of conduct governed relationships between regulated interstate natural gas pipelines and all of their energy affiliates.  These standards were designed to:

▪	extend standards of conduct regulations to cover an interstate natural gas pipeline’s relationship with energy affiliates that are not marketers;

▪	prevent interstate natural gas pipelines from giving an undue preference to any of their energy affiliates; and

▪	ensure that transmission is provided on a nondiscriminatory basis.

On October 16, 2008, the FERC issued a Final Rule in Order No. 717, which revised the FERC standards of conduct for natural gas and electric transmission providers by eliminating Order No. 2004’s concept of energy affiliates and corporate separation in favor of an employee functional approach.  According to the provisions of Order No. 717, a natural gas transmission provider is prohibited from disclosing to a marketing function employee non-public information about the transmission system or a transmission customer.  The final rule also retains the long-standing no-conduit rule, which prohibits a transmission function provider from disclosing non-public information to marketing function employees by using a third party conduit.  Additionally, the final rule requires that a transmission provider provide annual training on the standards of conduct to all transmission function employees, marketing function employees, officers, directors, supervisory employees, and any other employees likely to become privy to transmission function information.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

This rule became effective November 26, 2008.

On October 15, 2009, the FERC issued Order No. 717-A, an order on rehearing and clarification regarding FERC’s Affiliate Rule—Standards of Conduct, and on November 16, 2009, the FERC issued Order No. 717-B, an order clarifying what employees should be considered marketing function employees.  In both orders, the FERC clarified a lengthy list of issues relating to: the applicability, the definition of transmission function and transmission function employees, the definition of marketing function and marketing function employees, the definition of transmission function information, independent functioning, transparency, training, and North American Energy Standards Board business practice standards.  The FERC generally reaffirmed its determinations in Order No. 717, but granted rehearing on and clarified provisions.  Order Nos. 717-A and 717-B aim to make the standards of conduct clearer and aim to refocus the rules on the areas where there is the greatest potential for abuse.  The rehearing and clarification granted in Order No. 717-A are not anticipated to have a material impact on the operation of our interstate pipelines.

In addition to regulatory changes initiated by the FERC, the U.S. Congress passed the Energy Policy Act of 2005. Among other things, the Energy Policy Act amended the Natural Gas Act to: (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce and (iii) significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder.

California Public Utilities Commission Rate Regulation

The intrastate common carrier operations of KMP’s Pacific operations pipelines in California are subject to regulation by the California Public Utilities Commission, referred to in this report as CPUC, under a “depreciated book plant” methodology, which is based on an original cost measure of investment.  Intrastate tariffs filed by KMP with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of the Pacific operations’ business.  Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC.  A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to KMP’s FERC regulated rates also could arise with respect to its intrastate rates.  Certain of the Pacific operations’ pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Note 16 to our consolidated financial statements included elsewhere in this report.

Texas Railroad Commission Rate Regulation

The intrastate operations of our natural gas and crude oil pipelines in Texas are subject to regulation with respect to such intrastate transportation by the Texas Railroad Commission.  The Texas Railroad Commission has the authority to regulate our transportation rates, though it generally has not investigated the rates or practices of our intrastate pipelines in the absence of shipper complaints.

Safety Regulation

Our interstate pipelines are subject to regulation by the United States Department of Transportation, referred to in this report as the U.S. DOT, and our intrastate pipelines and other operations are subject to comparable state regulations with respect to their design, installation, testing, construction, operation, replacement and management.  Comparable regulation exists in some states in which we conduct pipeline operations.  In addition, our truck and terminal loading facilities are subject to U.S. DOT regulations dealing with the transportation of hazardous materials by motor vehicles and railcars.

On September 15, 2010, the secretary of the U.S. DOT sent to the U.S. Congress proposed legislation to provide stronger oversight of the nation’s pipelines and to increase the penalties for violations of pipeline safety rules.  The proposed legislation entitled “Strengthening Pipeline Safety and Enforcement Act of 2010,” would, among other things, increase the maximum fine for the most serious violations from $1 million to $2.5 million, provide additional resources for the enforcement program, require a review of whether safety requirements for “high consequence areas” should be applied instead to entire pipelines, eliminate exemptions and ensure standards are in place for bio-fuel and carbon dioxide pipelines.

The Pipeline Safety Improvement Act of 2002 provides guidelines in the areas of testing, education, training and communication.  The Pipeline Safety Improvement Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as “high consequence areas.”  Testing consists of hydrostatic testing, internal magnetic flux or ultrasonic testing, or direct assessment of the piping.  In

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained.  A similar integrity management rule exists for refined petroleum products pipelines.

We are also subject to the requirements of the Federal Occupational Safety and Health Act and other comparable federal and state statutes that address employee health and safety.

In general, we expect to increase expenditures in the future to comply with higher industry and regulatory safety standards.  Such increases in our expenditures, and the extent to which they might be offset, cannot be accurately estimated at this time.

State and Local Regulation

Our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, pollution, protection of the environment, and human health and safety.

Environmental Matters

Our business operations are subject to federal, state, provincial and local laws and regulations relating to environmental protection, pollution and human health and safety in the United States and Canada.  For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, or at or from our storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures.  Furthermore, new projects may require approvals and environmental analysis under federal and state laws, including the National Environmental Policy Act and the Endangered Species Act.  The resulting costs and liabilities could materially and negatively affect our business, financial condition, results of operations and cash flows.  In addition, emission controls required under federal, state and provincial environmental laws could require significant capital expenditures at our facilities.

Environmental and human health and safety laws and regulations are subject to change.  The clear trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, wildlife, natural resources and human health.  There can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and cash flows.

In accordance with generally accepted accounting principles, we accrue liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated.  This policy applies to assets or businesses currently owned or previously disposed.  We have accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency, referred to in this report as the U.S. EPA, or similar state or Canadian agency has identified us as one of the potentially responsible parties.  The involvement of other financially responsible companies at these multiparty sites could increase or mitigate our actual joint and several liability exposures.  We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position or results of operations.  However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations, our dividends to shareholders or KMP’s distributions to its limited partners in any particular reporting period.  We have accrued an environmental reserve in the amount of $79.8 million as of December 31, 2010.  Our reserve estimates range in value from approximately $79.8 million to approximately  $127.8 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability.  For additional information related to environmental matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

Hazardous and Non-Hazardous Waste

We generate both hazardous and non-hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state and Canadian statutes.  From time to time, the U.S. EPA and state and Canadian regulators consider the adoption of stricter disposal standards for non-hazardous waste.  Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

during our pipeline or liquids or bulk terminal operations, may in the future be designated as “hazardous wastes.”  Hazardous wastes are subject to more rigorous and costly handling and disposal requirements than non-hazardous wastes.  Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act, also known as “CERCLA” or the “Superfund” law, and analogous state and Canadian laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of “potentially responsible persons” for releases of “hazardous substances” into the environment.  These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for natural resource damages, if any.  Although “petroleum” is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations, we have and will generate materials that may fall within the definition of “hazardous substance.”  By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for natural resource damages, if any.

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state and Canadian statutes and regulations.  We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes.  The U.S. EPA has recently adopted new regulations under the Clean Air Act that are to take effect in early 2011 and that establish requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  The Clean Air Act regulations contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, treating and processing facilities, storage facilities, terminals and wells.  Depending on the nature of those requirements and any additional requirements that may be imposed by state, local and Canadian regulatory authorities, we may be required to incur capital and operating expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.  At this time, we are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital expenditures; however, we do not believe that we will be materially adversely affected by any such requirements.

Clean Water Act

Our operations can result in the discharge of pollutants.  The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state and Canadian laws impose restrictions and controls regarding the discharge of pollutants into state waters or waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by applicable federal, state or Canadian authorities.  The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean Water Act pertaining to prevention and response to oil spills.  Spill prevention control and countermeasure requirements of the Clean Water Act and some state and Canadian laws require containment and similar structures to help prevent contamination of navigable waters in the event of an overflow or release.

Climate Change

Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of burning of natural gas, are examples of greenhouse gases.  The U.S. Congress is actively considering legislation to reduce emissions of greenhouse gases.  On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009, referred to in this report as ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane.  The U.S. Senate has been working on its own legislation for restricting domestic greenhouse gas emissions, and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system.  It is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The U.S. EPA announced on December 7, 2009, its finding that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment.  This finding by the U.S. EPA allowed the agency to adopt regulations that began restricting emissions of greenhouse gases from certain stationary sources using existing provisions of the federal Clean Air Act on January 2, 2011.  Additionally, the U.S. EPA has issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions that occurred in 2010 from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like KMP’s McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

Because KMP’s operations, including the compressor stations and gas processing plants in the Natural Gas Pipelines—KMP business segment, emit various types of greenhouse gases, primarily methane and carbon dioxide, such legislation or regulation could increase the costs related to operating and maintaining the facilities and require us to install new emission controls on the facilities, acquire allowances for the greenhouse gas emissions, pay taxes related to the greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  KMP is not able at this time to estimate such increased costs; however, they could be significant.  While KMP may be able to include some or all of such increased costs in the rates charged by its natural gas pipelines, such recovery of costs is uncertain in all cases and may depend on events beyond its control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations and prospects.

Because natural gas emits less greenhouse gas emissions per unit of energy than competing fossil fuels, energy legislation or U.S. EPA regulatory initiatives could stimulate demand for natural gas by increasing the relative cost of fuels such as coal and oil.  In addition, we anticipate that greenhouse gas regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within the CO2—KMP business segment.  However, these positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although the magnitude and direction of these impacts cannot now be predicted, greenhouse gas regulations could have material adverse effects on our business, financial position, results of operations and prospects.

Some climatic models indicate that global warming is likely to result in rising sea levels, increased intensity of hurricanes and tropical storms, and increased frequency of extreme precipitation and flooding.  We may experience increased insurance premiums and deductibles, or a decrease in available coverage, for our assets in areas subject to severe weather.  To the extent these phenomena occur, they could damage our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone regions.  However, the timing and location of these climate change impacts is not known with any certainty and, in any event, these impacts are expected to manifest themselves over a long time horizon.  Thus, we are not in a position to say whether the physical impacts of climate change pose a material risk to our business, financial position, results of operations or prospects.

Department of Homeland Security

In Section 550 of the Homeland Security Appropriations Act of 2007, the U.S. Congress gave the Department of Homeland Security, referred to in this report as the DHS, regulatory authority over security at certain high-risk chemical facilities.  Pursuant to its congressional mandate, on April 9, 2007, the DHS promulgated the Chemical Facility Anti-Terrorism Standards and required all high-risk chemical and industrial facilities, including oil and gas facilities, to comply with the regulatory requirements of these standards.  This process includes completing security vulnerability assessments, developing site security plans, and implementing protective measures necessary to meet DHS-defined risk-based performance standards.  The DHS has not provided final notice to all facilities that DHS determines to be high risk and subject to the rule.  Therefore, neither the extent to which our facilities may be subject to coverage by the rules nor the associated costs to comply can currently be determined, but it is possible that such costs could be substantial.

Other

Employees

We employed 8,142 full-time people at December 31, 2010, including employees of our indirect subsidiary KMGP Services Company, Inc., who are dedicated to the operations of KMP, and employees of Kinder Morgan Canada Inc. Approximately 925 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2011 and 2015.  We, KMGP Services Company, Inc., and Kinder Morgan Canada Inc. each consider relations with our employees to be good. For more information on our related party transactions, see Note 11 to our consolidated financial statements included elsewhere in this report.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

KMGP Services Company, Inc., a subsidiary of Kinder Morgan G.P., Inc., provides employees and Kinder Morgan Services LLC, a subsidiary of KMR, provides centralized payroll and employee benefits services to KMR, KMP and KMP’s operating partnerships and subsidiaries (collectively, “the Group”). Employees of KMGP Services Company, Inc. are assigned to work for one or more members of the Group. The direct costs of compensation, benefits expenses, employer taxes and other employer expenses for these employees are allocated and charged by Kinder Morgan Services LLC to the appropriate members of the Group, and the members of the Group reimburse their allocated shares of these direct costs. No profit or margin is charged by Kinder Morgan Services LLC to the members of the Group. Our human resources department provides the administrative support necessary to implement these payroll and benefits services, and the related administrative costs are allocated to members of the Group in accordance with existing expense allocation procedures. The effect of these arrangements is that each member of the Group bears the direct compensation and employee benefits costs of its assigned or partially assigned employees, as the case may be, while also bearing its allocable share of administrative costs. Pursuant to its limited partnership agreement, KMP provides reimbursement for its share of these administrative costs and such reimbursements are accounted for as described above. KMP reimburses KMR with respect to the costs incurred or allocated to KMR in accordance with KMP’s limited partnership agreement, the Delegation of Control Agreement among Kinder Morgan G.P., Inc., KMR, KMP and others, and KMR’s limited liability company agreement.

Our named executive officers and other employees that provide management or services to us and the Group are employed by us. Additionally, other of our employees assist KMP in the operation of its Natural Gas Pipeline assets. These employees’ expenses are allocated without a profit component between us and the appropriate members of the Group.

Properties

We believe that we have generally satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions, which do not materially detract from the value of such property, the interests in those properties or the use of such properties in our businesses.  Our terminals, storage facilities, treating and processing plants, regulator and compressor stations, oil and gas wells, offices and related facilities are located on real property owned or leased by us.  In some cases, the real property we lease is on federal, state, provincial or local government land.

We generally do not own the land on which our pipelines are constructed.  Instead, we obtain the right to construct and operate the pipelines on other people’s land for a period of time.  Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property.  In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants.  In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of a majority of the interests have been obtained.  Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor, or, the pipeline may be required to move its facilities at its own expense.  Permits also have been obtained from railroad companies to run along or cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.  Some such permits require annual or other periodic payments.  In a few minor cases, property for pipeline purposes was purchased in fee.

(d) Financial Information about Geographic Areas

For geographic information concerning our assets and operations, see Note 15 to our consolidated financial statements included elsewhere in this report.

(e) Available Information

We make available free of charge on or through our internet website, at www.kindermorgan.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information contained on or connected to our internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the Securities and Exchange Commission.

Kinder Morgan, Inc. Form 10-K

Item 1A.  Risk Factors.

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to Our Business

We are dependent on cash distributions received from KMP.

Approximately 97% and 95% of the distributions we received from our subsidiaries for the years ended December 31, 2010 and 2009, respectively were attributable to KMP. A decline in KMP’s revenues or increases in its general and administrative expenses, principal and interest payments under existing and future debt instruments, expenditures for taxes, working capital requirements or other cash needs will limit the amount of cash KMP can distribute to us, which would reduce the amount of cash available for distribution to our stockholders, which could be material.

New regulations, rulemaking and oversight, as well as changes in regulations, by regulatory agencies having jurisdiction over our operations could adversely impact our income and operations.

Our pipelines and storage facilities are subject to regulation and oversight by federal, state and local regulatory authorities, such as the FERC, the CPUC and the NEB.  Regulatory actions taken by these agencies have the potential to adversely affect our profitability.  Regulation affects almost every part of our business and extends to such matters as (i) rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (ii) the types of services we may offer to our customers; (iii) the contracts for service entered into with our customers; (iv) the certification and construction of new facilities; (v) the integrity, safety and security of facilities and operations; (vi) the acquisition of other businesses; (vii) the acquisition, extension, disposition or abandonment of services or facilities; (viii) reporting and information posting requirements; (ix) the maintenance of accounts and records and (x) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines.

New regulations sometimes arise from unexpected sources.  For example, the Department of Homeland Security Appropriation Act of 2007 required the DHS to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.”  New laws or regulations or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to us or our assets could have a material adverse impact on our business, financial condition and results of operations.  For more information, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Regulation.”

Pending FERC and CPUC proceedings seek substantial refunds and reductions in tariff rates on some of our pipelines.  If the proceedings are determined adversely to us, they could have a material adverse impact on us.

Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations.  Some shippers on our pipelines have filed complaints with the FERC and the CPUC that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on our Pacific operations’ pipeline system.  Further, the FERC has initiated an investigation to determine whether some interstate natural gas pipelines, including KMP’s Kinder Morgan Interstate Gas Transmission pipeline, have over-collected on rates charged to shippers.  NGPL recently settled a proceeding brought by the FERC with respect to the rates charged by NGPL. This settlement will result in a reduction in the rates it may charge in the future. We may face challenges, similar to those described in Note 16 to our consolidated financial statements included elsewhere in this report, to the rates we charge on KMP’s pipelines.  Any successful challenge could materially adversely affect our future earnings, cash flows and financial condition.

Energy commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to natural gas transmission and storage activities and refined petroleum products and carbon dioxide transportation activities—such as leaks, explosions and mechanical problems—that could result in substantial financial losses.  In addition, these risks could result in serious injury and loss

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses.  For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater.  Incidents that cause an interruption of service, such as when unrelated third party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and earnings while the affected asset is temporarily out of service.  In addition, if losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements.

We are subject to extensive laws and regulations related to asset integrity.  The U.S. DOT, for example, regulates pipelines and certain terminal facilities in the areas of testing, education, training and communication.  The U.S. DOT issued final rules (effective February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “high consequence areas.”  The ultimate costs of compliance with the integrity management rules are difficult to predict.  The majority of the costs to comply with the rules are associated with asset integrity testing and the repairs found to be necessary.  Changes such as advances of inspection tools, identification of additional threats to integrity and changes to the amount of pipeline determined to be located in “high consequence areas” can have a significant impact on the costs to perform integrity testing and repairs.  We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future assets as required by the U.S. DOT rules.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our assets.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.  There can be no assurance as to the amount or timing of future expenditures for asset integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

We may face competition from competing pipelines and other forms of transportation into the markets we serve as well as with respect to the supply for our pipeline systems.

Any current or future pipeline system or other form of transportation that delivers, crude oil, petroleum products or natural gas into the markets that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities or other factors.  To the extent that an excess of supply into these market areas is created and persists, our ability to recontract for expiring transportation capacity at favorable rates or otherwise to retain existing customers could be impaired.  We also could experience competition for the supply of crude oil, petroleum products or natural gas from both existing and proposed pipeline systems.  Several pipelines access many of the same areas of supply as our pipeline systems and transport to markets not served by us.

Cost overruns and delays on our expansion and new build projects could adversely affect our business.

KMP recently completed several major expansion and new build projects, including the joint venture projects Rockies Express Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline.  KMP also is conducting what are referred to as “open seasons” to evaluate the potential for new construction, alone or with others, in some areas of shale gas formations.  A variety of factors outside of our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as performance by third-party contractors, has resulted in, and may continue to result in, increased costs or delays in construction.  Significant cost overruns or delays in completing a project could have a material adverse effect on our return on investment, results of operations and cash flows.

We must either obtain the right from landowners or exercise the power of eminent domain in order to use most of the land on which our pipelines are constructed, and we are subject to the possibility of increased costs to retain necessary land use.

We obtain the right to construct and operate pipelines on other owners’ land for a period of time.  If we were to lose these rights or be required to relocate our pipelines, our business could be affected negatively.  In addition, we are subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

renewals of expired agreements.

Whether KMP has the power of eminent domain for its pipelines, other than interstate natural gas pipelines, varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas or carbon dioxide—and the laws of the particular state.  KMP’s interstate natural gas pipelines have federal eminent domain authority.  In either case, KMP must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court.  KMP’s inability to exercise the power of eminent domain could negatively affect its business if it were to lose the right to use or occupy the property on which its pipelines are located.

KMP’s acquisition strategy and expansion programs require access to new capital.  Tightened capital markets or more expensive capital would impair our ability to grow.

Consistent with the terms of KMP’s partnership agreement, it has distributed most of the cash generated by its operations.  As a result, KMP has relied on external financing sources, including commercial borrowings and issuances of debt and equity securities, to fund its acquisition and growth capital expenditures.  However, to the extent KMP is unable to continue to finance growth externally, KMP’s cash distribution policy will significantly impair its ability to grow.  KMP may need new capital to finance these activities.  Limitations on KMP’s access to capital will impair its ability to execute this strategy.  KMP historically has funded most of these activities with short-term debt and repaid such debt through the subsequent issuance of equity and long-term debt.  An inability to access the capital markets, particularly the equity markets, will impair KMP’s ability to execute this strategy and have a detrimental impact on its credit profile.

KMP’s rapid growth may cause difficulties integrating and constructing new operations, and we may not be able to achieve the expected benefits from any future acquisitions.

Part of KMP’s business strategy includes acquiring additional businesses, expanding existing assets and constructing new facilities.  If KMP does not successfully integrate acquisitions, expansions or newly constructed facilities, it may not realize anticipated operating advantages and cost savings.  The integration of companies that have previously operated separately involves a number of risks, including (i) demands on management related to the increase in its size after an acquisition, expansion or completed construction project; (ii) the diversion of management’s attention from the management of daily operations; (iii) difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems; (iv) difficulties in the assimilation and retention of necessary employees and (v) potential adverse effects on operating results.

KMP may not be able to maintain the levels of operating efficiency that acquired companies have achieved or might achieve separately.  Successful integration of each acquisition, expansion or construction project will depend upon its ability to manage those operations and to eliminate redundant and excess costs.  Because of difficulties in combining and expanding operations, KMP may not be able to achieve the cost savings and other size-related benefits that it hoped to achieve after these acquisitions, which would harm its financial condition and results of operations.

Environmental, health and safety laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals.  Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act or analogous state or Canadian laws for the remediation of contaminated areas.  Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage.  Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects.  For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures.  The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows.  In addition, emission controls

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

We own and/or operate numerous properties that have been used for many years in connection with our business activities.  While we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal.  In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control.  These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct.  Under the regulatory schemes of the various Canadian provinces, such as British Columbia’s Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors.  Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators.  Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control.  These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, and storage and disposition of wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us.  There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.  For more information, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Environmental Matters.”

Climate change regulation at the federal, state, provincial or regional levels could result in increased operating and capital costs for us.

Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases.  The U.S. Congress is considering legislation to reduce emissions of greenhouse gases.  The U.S. EPA began regulating the greenhouse gas emissions of certain stationary sources on January 2, 2011, and has issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like KMP’s McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

Because our operations, including our compressor stations and natural gas processing plants in our NGPL PipeCo LLC, Natural Gas Pipelines—KMP and CO2—KMP business segments, emit various types of greenhouse gases, primarily methane and carbon dioxide, such new legislation or regulation could increase our costs related to operating and maintaining our facilities and require us to install new emission controls on our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  We are not able at this time to estimate such increased costs; however, they could be significant.  Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations and prospects.  For more information about climate change regulation, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Environmental Matters—Climate Change.”

Increased regulation of exploration and production activities, including hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, which could adversely impact KMP’s revenues by decreasing the volumes of natural gas transported on KMP’s or its  joint ventures’ natural gas pipelines.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

The natural gas industry is increasingly relying on natural gas supplies from unconventional sources, such as shale, tight sands and coal bed methane.  Natural gas extracted from these sources frequently requires hydraulic fracturing.  Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by oil and gas exploration and production operators in the completion of certain oil and gas wells.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing.  Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect KMP’s revenues and results of operations by decreasing the volumes of natural gas gathered, treated processed and transported on our, KMP’s or KMP joint ventures’ natural gas pipelines, several of which gather gas from areas in which the use of hydraulic fracturing is prevalent.

KMP’s substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2010, KMP and its subsidiaries had $11.5 billion of consolidated debt (excluding the value of interest rate swap agreements).  This level of debt could have important consequences, such as (i) limiting KMP’s ability to obtain additional financing to fund its working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting KMP’s ability to use operating cash flow in other areas of its business or to pay distributions because it must dedicate a substantial portion of these funds to make payments on its debt; (iii) placing KMP at a competitive disadvantage compared to competitors with less debt and (iv) increasing KMP’s vulnerability to adverse economic and industry conditions.

KMP’s ability to service its debt will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond its control.  If KMP’s operating results are not sufficient to service its indebtedness, or any future indebtedness that it incurs, we will be forced to take actions such as reducing distributions, reducing or delaying its business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. KMP may not be able to effect any of these actions on satisfactory terms or at all.  For more information about its debt, see Note 8 to our consolidated financial statements included elsewhere in this report.

KMP’s large amount of variable rate debt makes us vulnerable to increases in interest rates.

As of December 31, 2010, $5.4 billion (47%) of KMP’s total $11.5 billion consolidated debt (excluding the value of interest rate swap agreements) was subject to variable interest rates, either as short-term or long-term debt of variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  Should interest rates increase, the amount of cash required to service this debt would increase and KMP’s earnings could be adversely affected.  For more information about KMP’s interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk.”

We do not have an investment grade credit rating, which may limit our financial flexibility and increase our financing costs.

Since the Going Private Transaction, Kinder Morgan Kansas, Inc.’s credit ratings have been below investment grade. As a result, we have not had access to the commercial paper market and have utilized Kinder Morgan Kansas, Inc.’s $1.0 billion revolving credit facility for our short-term borrowing needs. Non-investment grade credit ratings limit our access to the debt markets and increase our cost of capital. The instruments governing any future debt may contain more restrictive covenants than if we had investment grade credit ratings. Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted by these covenants. A downgrade in one or more of KMP’s credit ratings would similarly affect KMP.

Our debt instruments may limit our financial flexibility and increase our financing costs.

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain transactions that we deem beneficial and that may be beneficial to us.  The agreements governing our debt generally require us to comply with various affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions on (i) incurring additional debt; (ii) entering into mergers, consolidations and sales of assets; (iii) granting liens and (iv) entering into sale-leaseback transactions.  The instruments governing any future debt may contain similar or more restrictive restrictions.  Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

There is the potential for a change of control of the general partner of KMP if Kinder Morgan Kansas, Inc. or we default on debt.

Kinder Morgan Kansas, Inc., our wholly owned subsidiary, owns all of the common equity of Kinder Morgan G.P., Inc., the general partner of KMP. If Kinder Morgan Kansas, Inc. or we default on debt, then the lenders under such debt, in exercising their rights as lenders, could acquire control of Kinder Morgan G.P., Inc. or otherwise influence Kinder Morgan G.P., Inc. through their control of Kinder Morgan Kansas, Inc. or us. A change of control of Kinder Morgan G.P., Inc. could materially adversely affect the distributions we receive from KMP, which could have a material adverse impact on us or our cash available for distribution to our stockholders.

Current or future distressed financial conditions of our customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.  Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities.  In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations and financial condition.

Terrorist attacks, or the threat of them, may adversely affect our business.

The U.S. government has issued public warnings that indicate that pipelines and other energy assets might be specific targets of terrorist organizations.  These potential targets might include our pipeline systems or storage facilities.  Our operations could become subject to increased governmental scrutiny that would require increased security measures.  There is no assurance that adequate sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future.  These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition.

Future business development of our pipelines is dependent on the supply of and demand for the commodities transported by our pipelines.

Our pipelines depend on production of natural gas, oil and other products in the areas served by our pipelines.  Without reserve additions, production will decline over time as reserves are depleted and production costs may rise.  Producers may shut down production at lower product prices or higher production costs, especially where the existing cost of production exceeds other extraction methodologies, such as in the Alberta oil sands.  Producers in areas served by us may not be successful in exploring for and developing additional reserves, and our gas plants and pipelines may not be able to maintain existing volumes of throughput.  Commodity prices and tax incentives may not remain at a level that encourages producers to explore for and develop additional reserves, produce existing marginal reserves or renew transportation contracts as they expire. More over, we do not have volume commitments from the operators of the acreage that has been dedicated to our gathering systems.

Changes in the business environment, such as a decline in crude oil or natural gas prices, an increase in production costs from higher feedstock prices, supply disruptions, or higher development costs, could result in a slowing of supply from oil and natural gas producing areas.  In addition, with respect to the  CO2–KMP business segment, changes in the regulatory environment or governmental policies may have an impact on the supply of crude oil.  Each of these factors impact our customers shipping through our pipelines, which in turn could impact the prospects of new transportation contracts or renewals of existing contracts.

Throughput on KMP’s crude oil, natural gas and refined petroleum products pipelines also may decline as a result of changes in business conditions.  Over the long term, business will depend, in part, on the level of demand for oil, natural gas and refined petroleum products in the geographic areas in which deliveries are made by pipelines and the ability and willingness of shippers having access or rights to utilize the pipelines to supply such demand.

The implementation of new regulations or the modification of existing regulations affecting the oil and gas industry could reduce demand for natural gas, crude oil and refined petroleum products, increase our costs and may have a material adverse effect on our results of operations and financial condition.  We cannot predict the impact of future

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the demand for natural gas, crude oil and refined petroleum products.

The future success of KMP’s oil and gas development and production operations depends in part upon its ability to develop additional oil and gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted.  Without successful development activities, the reserves and revenues of the oil producing assets within the CO2—KMP business segment will decline. KMP may not be able to develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future.  Additionally, if KMP does not realize production volumes greater than, or equal to, its hedged volumes, it may suffer financial losses not offset by physical transactions.

KMP’s development of oil and gas properties involves risks that may result in a total loss of investment.

The business of developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome.  Acquisition and development decisions generally are based on subjective judgments and assumptions that, while they may be reasonable, are by their nature speculative.  It is impossible to predict with certainty the production potential of a particular property or well.  Furthermore, the successful completion of a well does not ensure a profitable return on the investment.  A variety of geological, operational and market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, loss of circulation of drilling fluids or other conditions, may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable.  A productive well may become uneconomic in the event water or other deleterious substances are encountered, which impair or prevent the production of oil and/or gas from the well.  In addition, production from any well may be unmarketable if it is contaminated with water or other deleterious substances.

The volatility of natural gas and oil prices could have a material adverse effect on KMP’s business.

The revenues, profitability and future growth of the CO2—KMP business segment and the carrying value of its oil, natural gas liquids and natural gas properties depend to a large degree on prevailing oil and gas prices.  For 2011, KMP estimates that every $1 change in the average West Texas Intermediate crude oil price per barrel would impact the CO2—KMP segment’s cash flows by approximately $5.5 million.  Prices for oil, natural gas liquids and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil, natural gas liquids and natural gas, uncertainties within the market and a variety of other factors beyond KMP’s control.  These factors include, among other things (i) weather conditions and events such as hurricanes in the United States; (ii) the condition of the United States economy; (iii) the activities of the Organization of Petroleum Exporting Countries; (iv) governmental regulation; (v) political stability in the Middle East and elsewhere; (vi) the foreign supply of and demand for oil and natural gas; (vii) the price of foreign imports and (viii) the availability of alternative fuel sources.

A sharp decline in the price of natural gas, natural gas liquids or oil would result in a commensurate reduction in KMP’s revenues, income and cash flows from the production of oil and natural gas and could have a material adverse effect on the carrying value of KMP’s proved reserves.  In the event prices fall substantially, KMP may not be able to realize a profit from its production and would operate at a loss.  In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts.  Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis.  These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas.  The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  These fluctuations impact the accuracy of assumptions used in our budgeting process.  For more information about KMP’s energy and commodity market risk, see Item 7A “Quantitative and Qualitative Disclosures about Market Risk—Energy Commodity Market Risk.”

Our use of hedging arrangements could result in financial losses or reduce our income.

We engage in hedging arrangements to reduce our exposure to fluctuations in the prices of oil and natural gas.  These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received.  In

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for oil and natural gas.

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes.  Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those statements.  In addition, it is not always possible for us to engage in hedging transactions that completely mitigate our exposure to commodity prices.  Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For more information about our hedging activities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities.”

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The U.S. Congress recently adopted comprehensive financial reform legislation, known as the Dodd-Frank Act, that establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market.  The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, or CFTC, and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment.  The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges.  As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time.  The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.  The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including those requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter and (iii) reduce the liquidity of energy related derivatives.

If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures.  Increased volatility may make us less attractive to certain types of investors.  Finally, the Dodd-Frank Act was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas.  Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices.  Any of these consequences could have a material adverse effect on our financial condition and results of operations.

The Kinder Morgan Canada—KMP segment is subject to U.S. dollar/Canadian dollar exchange rate fluctuations.

We are a U.S. dollar reporting company.  As a result of the operations of the Kinder Morgan Canada—KMP business segment, a portion of our consolidated assets, liabilities, revenues and expenses are denominated in Canadian dollars.  Fluctuations in the exchange rate between United States and Canadian dollars could expose us to reductions in the U.S. dollar value of our earnings and cash flows and a reduction in our stockholders’ equity under applicable accounting rules.

Our operating results may be adversely affected by unfavorable economic and market conditions.

Economic conditions worldwide have from time to time contributed to slowdowns in several industries, including the oil and gas industry, the steel industry and in specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services.  Our operating results in one or more geographic regions also may be affected by uncertain or changing economic conditions within that region, such as the challenges that are currently affecting economic conditions in the United States and Canada.  Volatility in commodity prices might have an impact on many of our customers, which in turn could have a negative impact on their ability to meet their obligations to us.  In addition, decreases in the prices of crude oil and natural gas liquids will have a negative impact on the results of the CO2—KMP business segment.  If global economic and market conditions (including volatility in commodity markets), or economic conditions in the United States or other key markets, remain uncertain or persist, spread or deteriorate further, we may experience material impacts on our business, financial condition and results of operations.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Hurricanes and other natural disasters could have an adverse effect on our business, financial condition and results of operations.

Some of our pipelines, terminals and other assets are located in areas that are susceptible to hurricanes and other natural disasters.  These natural disasters could potentially damage or destroy our pipelines, terminals and other assets and disrupt the supply of the products we transport through our pipelines.  Natural disasters can similarly affect the facilities of our customers.  In either case, losses could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected, perhaps materially.

KMP’s tax treatment depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service were to treat KMP as a corporation for U.S. federal income tax purposes or if it was to become subject to a material amount of entity-level taxation for state tax purposes, then its cash available for distribution to its partners, including us, would be substantially reduced.

We own the general partner interest and approximately 11% of the limited partner interests of KMP. The anticipated after-tax economic benefit of our investment in KMP depends largely on it being treated as a partnership for U.S. federal income tax purposes.  To maintain its status as a partnership for U.S. federal income tax purposes, current law requires that 90% or more of its gross income for every taxable year consist of “qualifying income,” as defined in Section 7704 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.  KMP has not requested, and does not plan to request, a ruling from the Internal Revenue Service, which we refer to as the IRS, on this or any other matter affecting it.

Despite the fact that KMP is a limited partnership under Delaware law, it is possible under certain circumstances for such an entity to be treated as a corporation for U.S. federal income tax purposes.  If KMP were to be treated as a corporation for U.S. federal income tax purposes, it would pay U.S. federal income tax on its taxable income at the corporate tax rate, which is currently a maximum of 35%, and would pay state income taxes at varying rates.  Distributions by KMP to its partners, including us, would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to its partners, including us.  Because a tax would be imposed on KMP as a corporation, the cash available for distribution would be substantially reduced.  Therefore, treatment of KMP as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to its partners, including us, likely causing a substantial reduction in the amount of distributions we receive from KMP, in the value of our investment in KMP and in the value of our common stock.

Current law or KMP’s business may change so as to cause it to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to entity-level taxation. Members of Congress are considering substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly-traded partnerships. For example, federal income tax legislation recently has been considered by Congress that would eliminate partnership tax treatment for certain publicly-traded partnerships. Although the legislation most recently considered by Congress would not appear to affect KMP’s tax treatment as a partnership for U.S. federal income tax purposes, we are unable to predict whether any other proposals will ultimately be enacted. Any such changes could negatively impact our cash flows, the value of our investment in KMP and the value of our common stock.

In addition, because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation.  For example, KMP is now subject to an entity-level tax on the portion of its total revenue that is generated in Texas.  Specifically, the Texas margin tax is imposed at a maximum effective rate of 0.7% of KMP’s total gross income that is apportioned to Texas.  This tax reduces, and the imposition of such a tax on KMP by another state will reduce, the cash available for distribution by KMP to its partners, including us.

KMP’s partnership agreement provides that if a law is enacted that subjects it to taxation as a corporation or otherwise subjects it to entity-level taxation for U.S. federal income tax purposes, the minimum quarterly distribution and the target distribution levels will be adjusted to reflect the impact on it of that law.

KMP has adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between it and its unitholders. The IRS may challenge this treatment, which could adversely affect the value of KMP’s common units.

When KMP issues additional units or engages in certain other transactions, it determines the fair market value of its assets and allocates any unrealized gain or loss attributable to its assets to the capital accounts of its unitholders and us.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

This methodology may be viewed as understating the value of KMP’s assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and us, which may be unfavorable to such unitholders. Moreover, under KMP’s current valuation methods, subsequent purchasers of its common units may have a greater portion of their adjustment under Section 743(b) of the Code allocated to its tangible assets and a lesser portion allocated to its intangible assets. The IRS may challenge these valuation methods, or KMP’s allocation of the adjustment under Section 743(b) of the Code attributable to its tangible and intangible assets, and allocations of income, gain, loss and deduction between us and certain of its unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to KMP’s unitholders, including us. It also could affect the amount of gain from KMP’s unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to its unitholders’ or the general partner’s tax returns without the benefit of additional deductions.

KMP treats each purchaser of its common units as having the same tax benefits without regard to the actual common units purchased.  The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because KMP cannot match transferors and transferees of common units and because of other reasons, KMP adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations.  KMP’s counsel is unable to opine on the validity of such filing positions.  A successful IRS challenge to these positions could adversely affect the amount of tax benefits available to a unitholder, such as us.  It could also affect the timing of these tax benefits or the amount of gain from any sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to a unitholder’s tax returns.

If KMP’s unitholders remove the general partner, we would lose our general partner interest, including the right to incentive distributions, and the ability to manage KMP.

We own the general partner of KMP and all of the voting shares of KMR, to which the general partner has delegated its rights and powers to control the business and affairs of KMP, subject to the approval of the general partner for certain actions. KMP’s partnership agreement, however, gives unitholders of KMP the right to remove the general partner if•(i) the holders of 66 2⁄3% of KMP’s outstanding units (including the common units, Class B units and i-units) voting as a single class vote for such removal; in such a vote, the common units and Class B units owned by the general partner and its affiliates would be excluded, a number of i-units equal to the number of KMR shares owned by the general partner and its affiliates also would be excluded, and the remaining i-units would be voted in the same proportion as the vote of the other holders of the KMR shares; (ii) the holders of KMP’s outstanding units approve the election and succession of a new general partner by the same vote; and (iii) KMP receives an opinion of counsel that the removal and succession of the general partner would not result in the loss of the limited liability of any limited partner of KMP or its operating partnership subsidiaries or cause KMP or its operating partnership subsidiaries to be taxed as a corporation for federal income tax purposes.

If the general partner were removed as general partner of KMP, it would lose its ability to manage KMP and its delegation of authority to KMR would terminate at the same time. The general partner would receive cash or common units in exchange for its general partner interest. While the cash or common units the general partner would receive are intended under the terms of KMP’s partnership agreement to fully compensate us, as the owner of the general partner, in the event such an exchange is required, the value of the investments we might make with the cash or the common units may not over time be equivalent to the value of the general partner interest and the related incentive distributions had the general partner retained its general partner interest.

If in the future KMR and the general partner cease to manage and control KMP, we may be deemed to be an investment company under the Investment Company Act of 1940.

If our subsidiaries, KMR and Kinder Morgan G.P., Inc., which is the general partner of KMP, cease to manage and control KMP, we may be deemed to be an investment company under the Investment Company Act of 1940. In that case, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights so as to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage and require us to add additional directors who are independent of us and our affiliates, and could adversely affect the price of our common stock.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

If we are unable to retain our executive officers, our growth may be hindered.

Our success depends in part on the performance of and our ability to retain our executive officers, particularly our Chairman and Chief Executive Officer, Richard D. Kinder, who is also one of our founders. Along with the other members of our senior management, Mr. Kinder has been responsible for developing and executing our growth strategy since 1997. If we are not successful in retaining Mr. Kinder or our other executive officers or replacing them, our business, financial condition or results of operations could be adversely affected. We do not maintain key personnel insurance.

Risks Related to the Ownership of Our Common Stock

Future sales, or the perception of future sales, of a substantial amount of our common stock by holders of our Class A, Class B and Class C shares or us could cause the share price to decline and future issuances by us may dilute the ownership interest in our company of our stockholders.

We are unable to predict when or whether significant amounts of our common stock will be sold by the Sponsor Investors, holders of our Class A, Class B and Class C shares or us. The Class A shares are convertible at any time into shares of our common stock, and the Class B shares and Class C shares may convert into shares of our common stock under certain circumstances. The Sponsor Investors and Richard D. Kinder have the right to require us to register resales of shares of our common stock received upon the conversion of their Class A shares at any time, subject to certain limitations, including, in the case of Mr. Kinder, transfer restrictions. Any future sales of substantial amounts of common stock in the public market by our current holders or us, or the perception that these sales might occur, could lower the market price of the common stock and could impair our ability to raise capital through future sales of equity securities at a time and price we deem appropriate. Further, if we issue additional common stock or convertible securities to raise additional capital, the ownership interest in our company of our stockholders may be diluted and the value of our stockholders’ investments may be reduced. We also may issue common stock or convertible securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares or convertible securities that we may issue could be significant.

The price of the common stock may be volatile, and holders of our common stock could lose a significant portion of their investments.

There has been significant volatility in the market price and trading volume of equity securities which is often unrelated to the financial performance of the companies issuing the securities. The market price of the common stock could be similarly volatile, and our stockholders may not be able to resell their common stock at or above the price at which they purchased the common stock due to fluctuations in the market price of the common stock, including changes in price caused by factors unrelated to our operating performance or prospects.

Specific factors that may have a significant effect on the market price for the common stock include: (i) changes in stock market analyst recommendations or earnings estimates regarding the common stock, the common units of KMP, other companies comparable to us or KMP or companies in the industries we serve; (ii) actual or anticipated fluctuations in our operating results or future prospects; (iii)• reaction to our public announcements; (iv) strategic actions taken by us or our competitors, such as acquisitions or restructurings; (v) the recruitment or departure of key personnel; (vi) new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations; (vii) changes in tax or accounting standards, policies, guidance, interpretations or principles; (viii) adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; (ix) sales of common stock by us, members of our management team or significant stockholders; and (x) the extent of analysts’ interest in following our company.

We are a ‘‘controlled company’’ within the meaning of the New York Stock Exchange rules, and although we do not currently intend to rely on exemptions from various corporate governance requirements, we may rely on such exemptions in the future.

A company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is a ‘‘controlled company’’ within the meaning of the New York Stock Exchange rules. A ‘‘controlled company’’ may elect not to comply with various corporate governance requirements of the New York Stock Exchange, including the requirement that a majority of its board of directors consist of independent directors, the requirement that its nominating and governance committee consist of all independent directors and the requirement that its compensation committee consist of all independent directors.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

We believe that we are a ‘‘controlled company’’ since the Sponsor Investors and Richard D. Kinder collectively hold approximately 80.0% of the voting power of our outstanding capital stock entitled to vote on the election of directors, and they have agreed to vote together on certain matters pursuant to our shareholders agreement, including on the election of our directors.

Although we currently do not intend to rely on the ‘‘controlled company’’ exemption to the board of directors and committee composition requirements under the New York Stock Exchange rules, we may decide in the future to rely on that exemption. In addition, under our shareholders agreement, if at any time our board of directors does not meet the majority independence requirements of the New York Stock Exchange or any other national securities exchange on which the common stock is listed for trading, we will be obligated to operate under a ‘‘controlled company’’ exemption, to the extent such an exemption is available to us at that time. If we rely on that exemption, our stockholders may not have the same corporate governance advantages afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Our organizational documents and provisions of Delaware law we have elected to apply to us contain additional approval requirements for certain changes of control that may inhibit a takeover, which could adversely affect the value of our common stock.

Our shareholders agreement prohibits us from directly or indirectly engaging in any merger, amalgamation, consolidation or other business combination or similar transaction or series of transactions (other than for solely cash consideration) without obtaining the unanimous approval of our shareholders unless the organizational documents and capital structure of the acquiring, surviving or resulting entity preserve in all material respects the economic and other rights (including conversion, transfer, distribution and governance rights as set forth in our certificate of incorporation, bylaws and shareholders agreement), characteristics and tax treatment, including on a relative basis, of the Sponsor Investors, the Class A shares, the Class B shares, the Class C shares and the shares of our common stock as they exist on the date of such transaction. A determination that a transaction meets the above requirements requires approval by each of the following: (i) Sponsor Investors holding a majority of our outstanding shares of capital stock then entitled to vote for the election of directors then held by Sponsor Investors that hold Class A shares, (ii) Richard D. Kinder (so long as he and his permitted transferees hold Class A shares), (iii) holders of a majority of our outstanding Class B shares, and (iv) holders of a majority of our outstanding Class C shares. These provisions will apply even if the offer is considered beneficial by some of our stockholders. If all requisite shareholders other than the holders of Class C shares approve such a transaction, we generally may engage in such transaction so long as the Class C shares receive the consideration provided in our charter. In addition, if the transaction is otherwise approved by the requisite holders of our capital stock, the Sponsor Investors and Mr. Kinder may decide that the holders of common stock, Class A shares, Class B shares and Class C shares receive the consideration provided in our charter, regardless of whether such transaction is determined to meet the above requirements. In addition, our certificate of incorporation permits our board of directors to issue blank check preferred stock, which if issued could include special class voting rights on a change of control transaction. Also, for so long as the Sponsor Investors collectively have the right to nominate at least five of our directors, change of control transactions will require supermajority board approval. If a change of control or change in management is delayed or prevented, the market price of our common stock could decline. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, referred to in this report as the ‘‘DGCL.’’ Section 203 limits the ability of interested stockholders, which are certain stockholders owning in excess of 15% of our outstanding voting stock, to merge or combine with us. Neither Richard D. Kinder nor any Sponsor Investors that are interested stockholders fall within this limitation, and we have elected not to opt out of this provision. Accordingly, Section 203 will apply to any stockholder that becomes an interested stockholder after that date. These provisions could discourage or make it more difficult to accomplish transactions other stockholders might deem desirable.

Non-U.S. holders of our common stock may be subject to U.S. federal income tax with respect to gain on the disposition of our common stock.

If we are or have been a ‘‘United States real property holding corporation’’ within the meaning of the Code at any time within the shorter of (i) the five-year period preceding a disposition of our common stock by a non-U.S. holder, or (ii) such holder’s holding period for such common stock, and assuming our common stock is ‘‘regularly traded,’’ as defined by applicable U.S. Treasury regulations, on an established securities market, the non-U.S. holder may be subject to U.S. federal income tax with respect to gain on such disposition if it held more than 5% of our common stock during the shorter of periods (i) and (ii) above. We believe we are, or may become, a United States real property holding corporation.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Risks Related to Our Dividend Policy

Holders of our common stock may not receive the anticipated level of dividends under our dividend policy or any dividends at all.

Our dividend policy provides that, subject to applicable law, we will pay quarterly cash dividends generally representing the cash we receive from our subsidiaries less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. However, our board of directors, subject to the requirements of our bylaws and other governance documents, may amend, revoke or suspend our dividend policy at any time, and even while the current policy is in place, the actual amount of dividends on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of our subsidiaries, legal, regulatory and contractual constraints, tax laws and other factors. Dividends other than as provided in our dividend policy require supermajority board approval while the Sponsor Investors maintain prescribed ownership thresholds.

Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the amount of any dividends we may pay in the future. The terms of any future indebtedness we incur also may restrict us from paying cash dividends on our stock under certain circumstances. A decline in the market price or liquidity, or both, of our common stock could result if our board of directors establishes large reserves that reduce the amount of quarterly dividends paid or if we reduce or eliminate the payment of dividends. This may in turn result in losses by our stockholders, which could be substantial.

The general partner of KMP, with our consent but without the consent of our stockholders, may take steps to support KMP that have the effect of reducing cash we have or are entitled to receive, thereby reducing the cash we have available to pay dividends.

We utilize KMP as our vehicle for growth. We have historically received a significant portion of our cash flows from incentive distributions on the general partner interest. As the owner of the general partner of KMP, we may take steps we  judge beneficial to KMP’s growth that in the short-run reduce the cash we receive and have available to pay dividends. The board of directors of the general partner of KMP may determine to support a desirable acquisition that may not be immediately accretive to cash available for distribution per KMP Partnership unit. For example, the general partner, with our consent, waived its incentive distributions from the second quarter of 2010 through 2011 on common units issued to finance a portion of KMP’s acquisition of a 50% interest in the KinderHawk joint venture. An example of action we took to support KMP occurred in 2006 when KMP had missed the annual growth and earnings/distribution targets under its bonus plan, which would have resulted in no bonus payments for employees for their service to KMP. We believed that those bonuses were appropriate and in our and KMP’s interest, so we funded the bonuses by waiving a portion of the general partner’s incentive distribution. Similar or different actions in the future, even if determined to be in our long-term best interests, will have the effect of reducing the cash we have or are entitled to receive from KMP, and reducing the cash we have available to pay dividends.

Our dividend policy may limit our ability to pursue growth opportunities above the KMP level or impair our financial flexibility.

If we pay dividends at the level currently anticipated under our dividend policy, we may not retain a sufficient amount of cash to finance growth opportunities above the KMP level, meet any large unanticipated liquidity requirements or fund our operations in the event of a significant business downturn. In addition, because of the dividends required under our dividend policy, our ability to pursue any material expansion of our business above the KMP level, including through acquisitions, increased capital spending or other increases of our expenditures, will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure our stockholders that such financing will be available to us at all, or at an acceptable cost. If we are unable to take timely advantage of growth opportunities, our future financial condition and competitive position may be harmed, which in turn may adversely affect the market price of our common stock. Further, while the Sponsor Investors maintain specified ownership thresholds, any changes to our dividend policy will require supermajority board approval, which may prevent us from modifying our dividend policy to pursue such growth opportunities.

An increase in U.S. federal income tax rates applicable to us would reduce the amount of our cash available to pay dividends. Further, an increase in individual tax rates could encourage us to conclude that it would be better for our investors for us to use our cash to repurchase shares in the open market rather than pay dividends. This, too, would reduce our cash available to pay dividends.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

There currently is much public speculation regarding the future of U.S. federal income tax rates. We cannot predict whether legislation will be passed and become law that raises tax rates applicable to us or to individuals, or if such legislation were to become law, its effective date. Any increase in the corporate income tax rates applicable to us will reduce the amount of cash available to pay dividends. Further, any increase in individual tax rates could encourage our board of directors to conclude that it would be better for our investors if we were to use our cash to repurchase shares in the open market. This, too, would reduce our cash available to pay dividends.

If we do not receive sufficient distributions from our subsidiaries, we may be unable to pay dividends.

All of our operations are conducted by our subsidiaries, and our cash flow and our ability to satisfy obligations and to pay dividends to our stockholders are dependent upon cash dividends and distributions or other transfers from our subsidiaries, particularly KMP. In addition, our joint ventures and some of our subsidiaries, such as KMP, are not wholly owned by us. When funds are distributed to us by such joint ventures and subsidiaries, funds also will be distributed to their other owners.

Each of our subsidiaries is a distinct legal entity and has no obligation to transfer funds to us. A number of our subsidiaries are a party to credit facilities and are or may in the future be a party to other borrowing agreements that restrict the payment of dividends to us, and such subsidiaries are likely to continue to be subject to such restrictions and prohibitions for the foreseeable future. In addition, the ability of our subsidiaries to make distributions will depend on their respective operating results and may be subject to further restrictions under, among other things, the laws of their jurisdiction of organization.

The board of directors of KMR, which is the delegate of KMP’s general partner, has broad authority to establish cash reserves for the prudent conduct of KMP’s business. The establishment of those reserves could result in smaller distributions by KMP and a corresponding reduction of our cash available for dividends and our anticipated dividend level. Further, the calculation of KMP’s available cash for distribution is at the discretion and subject to the approval of the board of directors of KMR, taking into consideration the terms of KMP’s constituent agreements. Similarly, while the constituent agreements of NGPL provide that it is the intention of NGPL to make distributions of available cash, we own less than a majority of NGPL and do not control it. The same is true for joint ventures in which KMP owns an interest, such as Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Fayetteville Express Pipeline LLC and KinderHawk Field Services LLC.

The distributions we receive from KMP are largely attributable to the incentive distributions on our general partner interest. The distributions we receive are not as large if KMP distributes cash from interim capital transactions rather than cash from operations, or if KMP’s general partner waives receipt of a portion of those incentive distributions.

As a result of the foregoing, we may be unable to receive cash through distributions or other payments from our subsidiaries in sufficient amounts to pay dividends on our common stock. If we are unable to authorize the payment of dividends due to insufficient cash, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses by our stockholders, which could be substantial.

Our ability to pay dividends will be restricted by Delaware law.

Under the DGCL, our board of directors may not authorize payment of a dividend unless it is either paid out of surplus, as calculated in accordance with the DGCL, or if we do not have a surplus, it is paid out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Our bylaws require the declaration and payment of dividends to comply with the DGCL. If, as a result of these restrictions, we are unable to authorize payment of dividends, a decline in the market price or liquidity, or both, of our common stock could result. This may in turn result in losses by our stockholders.

Risks Related to Conflicts of Interest

The Sponsor Investors are in a position to affect our ongoing operations, corporate transactions and other matters, and their interests may conflict with or differ from the interests of our stockholders.

The Sponsor Investors collectively own a total of 56.8% of our Class A shares, which collectively represents approximately 47.3% of the voting power of our outstanding capital stock for the election of directors and 48.8% of the voting power of our outstanding capital stock for other matters. As a result, the Sponsor Investors are able to control the outcome of matters submitted to a vote of our stockholders. For so long as the Sponsor Investors own a significant percentage of our outstanding capital stock, even if less than a majority, they will have the power to determine or

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

significantly influence the outcome of matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws. Our shareholders agreement also provides the Sponsor Investors who continue to own at least 2.5% of the voting power of our outstanding shares of capital stock entitled to vote for the election of directors with veto rights over specified actions that may impose a regulatory burden on such Sponsor Investors and requires us to reasonably cooperate with such Sponsor Investors and their affiliates to mitigate consequences of such actions. We also are required to keep such Sponsor Investors informed of any events or changes with respect to any criminal or regulatory investigation or action involving us or any of our affiliates. The interests of the Sponsor Investors may conflict with or differ from the interests of our stockholders.

The Sponsor Investors and holders of our Class A, Class B and Class C shares have the ability to nominate a majority of our board of directors.

In connection with the Conversion Transactions, we entered into a shareholders agreement with the Sponsor Investors and the holders of our Class A, Class B and Class C shares pursuant to which the Sponsor Investors have the right to nominate six of the thirteen members of our board of directors, and Richard D. Kinder has the right to nominate five of the thirteen members of our board of directors. In that agreement, the Sponsor Investors and Mr. Kinder agree with each other to vote all of their shares of capital stock in favor of those nominees. Two of the Sponsor Investors each have the right to nominate two directors as long as they each own 5% of the voting power of our outstanding shares of capital stock entitled to vote for the election of directors. Those two Sponsor Investors and the other two Sponsor Investors each have the right to nominate one director as long as they each own 2.5% of the voting power of our outstanding shares of capital stock entitled to vote for the election of directors. Mr. Kinder has the right to nominate five directors as long as he is our Chief Executive Officer and owns at least 2.5% of the voting power of our outstanding shares of capital stock entitled to vote for the election of directors. If Mr. Kinder is terminated as Chief Executive Officer for cause, he will retain the right to nominate one director, which cannot be Mr. Kinder himself. If Mr. Kinder ceases to be the Chief Executive Officer for any reason other than as a result of termination for cause, he will retain the right to nominate two directors, one of whom can be Mr. Kinder himself. If Mr. Kinder loses such nomination rights, such rights will shift to the Original Stockholders and Other Management in specified circumstances. Accordingly, even after the ownership in us of the holders of our Class A, Class B and Class C shares has significantly declined, they will be able to nominate the majority of our directors. The Class A shares owned by the Sponsor Investors and the Class A shares and Class B shares owned by Mr. Kinder represent approximately 78.0% of the total voting power of our outstanding shares of capital stock entitled to vote for the election of directors (with the Sponsor Investors in the aggregate holding approximately 47.3% of such total voting power and Mr. Kinder holding approximately 30.7% of such total voting power). Accordingly, the Sponsor Investors and Mr. Kinder have not only the right to nominate 11 of our 13 directors, but also the voting power to elect all 13 of our directors.

Our organizational documents provide the directors nominated by the Sponsor Investors with a collective veto over substantially all of the actions required to be approved by our board of directors.

Our bylaws require that substantially all actions brought before our board of directors while the Sponsor Investors collectively have the right to appoint at least five director nominees will require supermajority board approval, which is defined as the affirmative vote of eight directors when our board of directors has twelve members (while the Sponsor Investors collectively have the right to appoint five director nominees) or thirteen members (while the Sponsor Investors collectively have the right to appoint six director nominees). As a result, our board of directors will be unable to approve of any action by supermajority board approval if all of the directors nominated by the Sponsor Investors vote against such action. The inability of our board of directors to approve specified actions by supermajority board approval as required by our bylaws could have a material adverse effect on our business, financial condition, results of operations or prospects if we are unable to take action on critical corporate matters.

Our certificate of incorporation and shareholders agreement contain provisions renouncing our interest and expectancy in certain corporate opportunities.

Our certificate of incorporation and our shareholders agreement each provide that none of the Sponsor Investors, the directors nominated by the Sponsor Investors, the Sponsor Investors’ affiliates and subsidiaries, nor any of their managers, officers, directors, agents, stockholders, members or partners will have any duty to tell us about or offer to us any business opportunity, even if it is the same business or similar business activities or lines of business in which we operate. These documents also provide that none of the Sponsor Investors nor their respective affiliates will be liable to us or our stockholders for breach of any duty by reason of any such activities. For instance, a director of our company who also serves as a director, officer or employee of a Sponsor Investor or any of its subsidiaries or affiliates may pursue certain acquisition or other opportunities that may be complementary to our business and, as a result, such acquisition or other opportunities may not be available to us. These potential conflicts of interest could have a material adverse effect on

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

our business, financial condition, results of operations or prospects if attractive corporate opportunities are pursued by such a Sponsor Investor or its subsidiaries or affiliates instead of by us.

The Sponsor Investors and their affiliates may compete with us.

The Sponsor Investors and their affiliates are in the business of making investments in companies, and they may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsor Investors and their affiliates also may pursue, for their own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. We have waived certain potential conflicts of interest between us and the Sponsor Investors. See ‘‘—Our certificate of incorporation and shareholders agreement contain provisions renouncing our interest and expectancy in certain corporate opportunities.’’ As a result, the Sponsor Investors and their affiliates may not be liable for pursuing business opportunities and not making them available to us. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are pursued by a Sponsor Investor or its subsidiaries or affiliates instead of by us.

KMP and its subsidiaries may compete with us.

None of KMP or any of its subsidiaries or entities in which it owns an interest is restricted from competing with us. KMR and the general partner of KMP have the same individuals on their boards of directors, and a majority of those directors are independent. KMR manages KMP (subject to certain decisions requiring the approval of KMP’s general partner) in what it considers to be the best interests of KMP and its partners. KMP and its subsidiaries may acquire, invest in or construct assets that may be in direct competition with us, which could have a material adverse effect on our business, financial condition, results of operations or prospects. Among other things, we and KMP have a policy that acquisition opportunities of businesses or operating assets will be pursued above the KMP level only if KMP elects not to pursue the opportunity.

Actions taken by our board of directors, and actions taken by the boards of directors of KMR and other of our subsidiaries, may affect the amount of cash available for dividends to our stockholders.

The amount of cash that is available for dividends to our stockholders is affected by decisions of our board of directors and the boards of directors of KMR and others of our subsidiaries regarding such matters as: (i) the amount and timing of cash expenditures, including those relating to compensation; (ii) the amount and timing of investments and dispositions; (iii) our indebtedness and the indebtedness of our subsidiaries; (iv) tax matters; (v) reserves; and (vi) our issuance of additional equity securities, including common stock.

Many of our directors and officers also serve as directors or officers of our non-wholly owned subsidiaries, including KMR, or entities in which we own an interest, such as NGPL, as a result of which conflicts of interest exist and will arise in the future.

Many of our directors and officers are also directors or officers of our non-wholly owned subsidiaries, including KMR, which manages and controls KMP (subject to certain decisions requiring the approval of KMP’s general partner), and other entities in which we own an interest, such as NGPL. In making decisions in such person’s capacity as a director or officer of one of our non-wholly owned subsidiaries or such other entities, such person may make a decision that favors the interests of such subsidiary over our interests or the interests of our stockholders and may be to our detriment. However, any officer or director of our non-wholly owned subsidiaries, including KMR, who is also a director or officer of ours, in making decisions in such person’s capacity as our officer or director, is required to act in accordance with his or her fiduciary duties to us. Further, the organizational documents of many of these entities may have provisions reducing or eliminating the duties of their officers or directors to those entities and their owners, including us. In addition, our directors are not required to work full time on our business and affairs and may devote significant time to the affairs of our non-wholly owned subsidiaries. There could be material competition for the time and effort of our directors who provide services to our non-wholly owned subsidiaries.

Common stockholders have no right to enforce obligations of the holders of our Class A, Class B and Class C shares and their affiliates under agreements with us.

Any agreements between us, on the one hand, and the holders of our Class A, Class B and Class C shares and their affiliates, on the other, will not grant to the common stockholders, separate and apart from us, the right to enforce the obligations of the holders of our Class A, Class B and Class C shares and their affiliates in our favor. Purchasers of shares of common stock will not become parties to the shareholders agreement. As a result, holders of common stock will not be

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

able to enforce any obligations under the shareholders agreement in the event that we decide not to pursue any remedies available to us under the shareholders agreement, which could have a material adverse effect on our business, financial condition or results of operations.

Contracts between us, on the one hand, and the holders of our Class A, Class B and Class C shares and their affiliates, on the other, will not be the result of arm’s-length negotiations.

We may enter into additional contractual arrangements with any of the holders of our Class A, Class B and Class C shares or their affiliates. Neither our charter or bylaws nor the shareholders agreement or any other agreements, contracts and arrangements between us on the one hand, and any of the holders of our Class A, Class B and Class C shares or their affiliates on the other, are or will be the result of arm’s-length negotiations. Our board of directors or a committee thereof will determine the terms of any of these transactions.

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

See Note 16 to our consolidated financial statements included elsewhere in this report.

Item 4.  (Removed and Reserved)

Kinder Morgan, Inc. Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 16, 2011, we completed an initial public offering of common stock (see Notes 1 and 10 to our consolidated financial statements included elsewhere in this report) and our common stock is listed for trading on the New York Stock Exchange under the symbol “KMI.”

During the years ended December 31, 2010 and 2009, we paid distributions on our Class A units totaling $700.0 million and $650.0 million, respectively. On February 11, 2011, Kinder Morgan, Inc.’s Board of Directors declared and paid dividends of $245.8 million (see Note 10 “Members’ Equity-Subsequent Events-Initial Public Offering” to our consolidated financial statements included elsewhere in this report).

For information on our equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”  Also see Note 9 “Share-based compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements included elsewhere in this report.

Item 6.  Selected Financial Data

The following tables set forth, for the periods and at the dates indicated, our summary historical financial and operating data.  The table is derived from our consolidated financial statements and notes thereto, and should be read in conjunction with those audited financial statements.  See also Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report for more information.

The selected financial data for the periods ended May 31, 2007 and December 31, 2006 reflect the operations of the Company prior to the Going Private Transaction, which was accounted for as a business combination, requiring that we record the assets acquired and liabilities assumed at their values as of the date of the Going Private Transaction, resulting in a new basis of accounting. Hence, there is a blackline division on the selected financial data shown below, which is intended to signify that the amounts shown for periods prior to (Predecessor Company) and subsequent to (Successor Company) the Going Private Transaction are not comparable.  For accounting purposes, Kinder Morgan Kansas, Inc. is considered our Predecessor Company for all periods ended on or before May 31, 2007.

Five-Year Review
Kinder Morgan, Inc. and Subsidiaries

	Successor Company					Predecessor Company
	Year Ended December 31,				Seven Months Ended December 31,	Five Months Ended May 31,	Year Ended December 31,
	2010	2009	2008		2007	2007	2006
	(In millions, except ratio data)					(In millions, except ratio data)
Revenues	$8,190.6	$7,185.2		$12,094.8	$6,394.7	$4,165.1	$10,208.6
Operating income (loss) (a)(b)(c)	$1,280.7	$1,407.2		$(2,472.1)	$1,042.8	$204.8	$1,745.2
Earnings (loss) from equity investments(d)	$(186.2)	$221.9		$201.1	$56.8	$40.7	$104.2
Income (loss) from continuing operations	$300.3	$772.8		$(3,202.3)	$286.6	$(142.0)	$974.6
Income (loss) from discontinued operations, net of tax(e)	$(0.7)	$0.3		$(0.9)	$(1.5)	$298.6	$(528.5)
Net income (loss)	$299.6	$773.1		$(3,203.2)	$285.1	$156.6	$446.1
Net income attributable to noncontrolling interests	$(340.9)	$(278.1)		$(396.1)	$(37.6)	$(90.7)	$(374.2)
Net income (loss) attributable to Kinder Morgan, Inc.	$(41.3)	$495.0		$(3,599.3)	$247.5	$65.9	$71.9
Capital expenditures(f)	$1,002.5	$1,324.3		$2,545.3	$1,287.0	$652.8	$1,375.6
Ratio of earnings to fixed charges(a)(b)(g)	$2.09	$2.60	$	(j)	$1.72	$ (j)	$2.76

Item 6.	Selected Financial Data. (continued)	Kinder Morgan, Inc. Form 10-K

	Successor Company				Predecessor Company
	As of December 31,				As of December 31,
	2010	2009	2008	2007	2006
	(In millions)				(In millions)
Net property, plant and equipment	$17,070.7	$16,803.5	$16,109.8	$14,803.9	$18,839.6
Total assets	$28,908.1	$27,581.0	$25,444.9	$36,195.8	$26,795.6
Long-term debt – Kinder Morgan Kansas, Inc.(h)	$2,873.8	$2,872.2	$2,863.1	$8,618.4	$6,630.1
Long-term debt – KMP(i)	$10,282.8	$10,007.5	$8,292.7	$6,479.3	$4,384.3
____________

(a)	Includes a goodwill impairment charge of $377.1 million in the five months ended May 31, 2007 relating to KMP’s acquisition of Trans Mountain pipeline from us on April 30, 2007.
(b)	Includes non-cash goodwill impairment charges of $4,033.3 million in 2008.
(c)	Includes a $200.0 million settlement related to the Going Private Transaction litigation and a $158.0 million litigation reserve related to KMP’s West Coast pipeline rate cases in 2010.
(d)	Includes a non-cash impairment charge of $430.0 million in 2010 to reduce the carrying value of our investment in NGPL PipeCo LLC.
(e)	Includes a non-cash goodwill impairment charge of $650.5 million in 2006 to reduce the carrying value of Terasen Inc.
(f)	Capital expenditures shown are for continuing operations only.
(g)
For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, and before non-controlling interests in pre-tax income of consolidated subsidiaries with no fixed charges, equity earnings (including amortization of excess cost of equity investments) and unamortized capitalized interest, plus fixed charges and distributed income of equity investees.  Fixed charges are defined as the sum of interest on all indebtedness (excluding capitalized interest), amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.

(h)
Excludes value of interest rate swaps.  Increases to long-term debt for value of interest rate swaps totaled $52.3 million, $28.7 million, $14.9 million, $46.3 million and $3.8 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(i)
Excludes value of interest rate swaps. Increases to long-term debt for value of interest rate swaps totaled $604.0 million, $332.3 million, $956.1 million, $153.4 million and $42.6 million as of December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

(j)
For the five months ended May 31, 2007 and the year ended December 31, 2008, fixed charges exceeded earnings by $35.6 million and $3,024.9 million, respectively, primarily due to non-cash goodwill impairment charges discussed above in footnotes (a) and (b).

Kinder Morgan, Inc. Form 10-K

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.  Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2010, found in Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

Inasmuch as the discussion below and the other sections to which we have referred you pertain to management’s comments on financial resources, capital spending, our business strategy and the outlook for our business, such discussions contain forward-looking statements.  These forward-looking statements reflect the expectations, beliefs, plans and objectives of management about future financial performance and assumptions underlying management’s judgment concerning the matters discussed, and accordingly, involve estimates, assumptions, judgments and uncertainties.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to any differences include, but are not limited to, those discussed below and elsewhere in this report, particularly in Item 1A “Risk Factors” and below in “—Information Regarding Forward-Looking Statements.”

General

On February 16, 2011, we completed an initial public offering of common stock (see Notes 1 and 10 to our consolidated financial statements included elsewhere in this report).

Our assets that currently generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in KMP, approximately 11% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC. Approximately 97% and 95% of the distributions we received from our subsidiaries for the years ended December 31, 2010 and 2009, respectively, were attributable to KMP.

Our business model, through our ownership and operation of energy related assets and through our ownership of the general partner of KMP and KMR’s management of KMP’s operations, is built to support two principal components:

▪	helping customers by providing energy, bulk commodity and liquids products transportation, storage and distribution; and

▪	creating long-term value for our stockholders.

To achieve these objectives, we focus on providing fee-based services to customers from a business portfolio consisting of energy-related pipelines, bulk and liquids terminal facilities, and carbon dioxide and petroleum reserves. Our reportable business segments are based on the way our management organizes our enterprise, and each of our business segments represents a component of our enterprise that engages in a separate business activity and for which discrete financial information is available.

Our reportable business segments are:

▪
Products Pipelines—KMP—the ownership and operation of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

▪
Natural Gas Pipelines—KMP—the ownership and operation of major interstate and intrastate natural gas pipeline and storage systems, plus the ownership and/or operation of associated natural gas processing and treating facilities;

▪
CO2—KMP—(i) the production, transportation and marketing of carbon dioxide, referred to as ‘‘CO2,’’ to oil fields that use CO2 to increase production of oil; (ii) ownership interests in and/or operation of oil fields in West Texas and (iii) the ownership and operation of a crude oil pipeline system in West Texas;

▪
Terminals—KMP—the ownership and/or operation of liquids and bulk terminal facilities and rail transloading and materials handling facilities located throughout the United States and portions of Canada;

▪
Kinder Morgan Canada—KMP—(i) the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington; (ii) the 33 1⁄3% interest in the Express crude

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

 oil pipeline system, which connects Canadian and U.S. producers to refineries located in the U.S. Rocky Mountain and Midwest regions and (iii) the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport; and

▪
NGPL PipeCo LLC—our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as ‘‘Natural Gas Pipeline Company of America’’ or ‘‘NGPL,’’ a major interstate natural gas pipeline and storage system, which we operate. Prior to February 15, 2008, we owned 100% of NGPL PipeCo LLC.

In addition, during the historical periods presented in this report, we had a business segment referred to as ‘‘Power,’’ which consisted of our ownership of natural gas-fired electric generation facilities. On October 22, 2010, we sold our facility located in Michigan, referred to as ‘‘Triton Power,’’ for approximately $15.0 million in cash, and as a result, in future periods we will no longer report Power as a business segment. See Note 3 to our consolidated financial statements included elsewhere in this report.

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including our Kinder Morgan Canada—KMP business segment, the Canadian portion of our Cochin Pipeline, and our bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S.-Canadian dollar exchange rates. To help understand our reported operating results, all of the following references to ‘‘currency translation impacts,’’ ‘‘currency changes’’ or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar. The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

The profitability of our refined petroleum products pipeline transportation business is generally driven by the volume of petroleum products that we transport and the prices we receive for our services. Transportation volume levels are primarily driven by the demand for the petroleum products being shipped or stored. Demand for petroleum products tends to track in large measure demographic and economic growth, and with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable. Because of that, we seek to own refined products pipelines located in, or that transport to, stable or growing markets and population centers. The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index. The regulatory returns on our products pipelines, like our interstate natural gas pipelines and Canadian pipelines, mitigate the downside of these operations.

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity. Similarly, in the Texas Intrastate Pipeline business, KMP has long-term transport and sales requirements with minimum volume payment obligations which secure approximately 75% of its sales and transport margins in that business. Therefore, where we have long-term contracts, we are not exposed to short-term changes in commodity supply or demand. However, as contracts expire, we do have exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2010, the remaining average contract life of KMP’s natural gas transportation contracts (including for its intrastate pipelines) was approximately nine years.

The CO2 sales and transportation business, like the natural gas pipelines business, has primarily fixed fee contracts with minimum volume requirements, which as of December 31, 2010, had a remaining average contract life of 4.7 years. On a volume-weighted basis, approximately 76% of KMP’s contractual volumes are based on a fixed fee, and 24% fluctuates with the price of oil. In the long-term, the success in this business is driven by the demand for carbon dioxide. However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts. In the CO2—KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add. In that regard, our production during any period is an important measure. In addition, the revenues we receive

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products. Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil. The realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $59.96 per barrel in 2010, $49.55 per barrel in 2009, and $49.42 per barrel in 2008. Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $76.93 per barrel in 2010, $59.02 per barrel in 2009 and $97.70 per barrel in 2008.

The factors impacting the Terminals—KMP business segment generally differs depending on whether the terminal is a liquids or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored. As with our products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored. While we handle and store a large variety of products in our bulk terminals, the primary products are coal, petroleum coke, and steel. For the most part, we have contracts for this business that have minimum volume guarantees and are volume based above the minimums. Because these contracts are volume based above the minimums, our profitability from the bulk business can be sensitive to economic conditions. Our liquids terminals business generally has longer-term contracts that require the customer to pay regardless of whether they use the capacity. Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand. Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts (which is typically approximately three years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow (see “—Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. Principally through KMP, we believe that we have a history of making accretive acquisitions and economically advantageous expansions of existing businesses; in 2010, we invested approximately $2.5 billion for both strategic business acquisitions and expansions of existing assets. KMP’s capital investments have helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.8%, 8.1%, and 7.0%, respectively, for the one-year, three-year, and five-year periods ended December 31, 2010.

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its successful completion of acquisitions and expansions. We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it has budgeted approximately $1.4 billion for its 2011 capital expansion program, including small acquisitions and investment contributions. Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control. Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions. As a master limited partnership, KMP distributes all of its available cash, and it accesses capital markets to fund acquisitions and asset expansions. Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, often doing so during periods of notably tight financial conditions.  For example, in December 2008, KMP raised a combined $675 million in cash from public debt and equity offerings. Although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening of loosening of credit), we believe that our stable cash flows, KMP’s investment grade credit rating and our historical record of successfully accessing both equity and debt funding sources should allow us to continue to execute our current investment, distribution and acquisition strategies, as well as refinance

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

maturing debt when required. For a further discussion of our liquidity, including our public debt and equity offerings in 2010, please see “―Financial Condition” below.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles involves the exercise of varying degrees of judgment.  Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining (i) the economic useful lives of our assets; (ii) the fair values used to assign purchase price from business combinations, determine possible asset impairment charges, and calculate the annual goodwill impairment test; (iii) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (iv) provisions for uncollectible accounts receivables; (v) exposures under contractual indemnifications and (vi) unbilled revenues.

For a summary of our significant accounting policies, see Note 2 to our consolidated financial statements included elsewhere in this report.  We believe that certain accounting policies are of more significance in our consolidated financial statement preparation process than others, which policies are discussed as follows.

Environmental Matters

With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts.  We expense or capitalize, as appropriate, environmental expenditures that relate to current operations, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, we do not discount environmental liabilities to a net present value, and we recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

Our recording of our environmental accruals often coincides with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our environmental liabilities following routine reviews of potential environmental issues and claims that could impact our assets or operations.  These adjustments may result in increases in environmental expenses and are primarily related to quarterly reviews of potential environmental issues and resulting environmental liability estimates.

These environmental liability adjustments are recorded pursuant to our management’s requirement to recognize contingent environmental liabilities whenever the associated environmental issue is likely to occur and the amount of our liability can be reasonably estimated.  In making these liability estimations, we consider the effect of environmental compliance, pending legal actions against us, and potential third party liability claims.  For more information on our environmental disclosures, see Note 16 to our consolidated financial statements included elsewhere in this report.

Legal Matters

We are subject to litigation and regulatory proceedings as a result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  In general, we expense legal costs as incurred; accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement.  Generally, if no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range.  Any such liability recorded is revised as better information becomes available.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

As of December 31, 2010, one of our most significant ongoing litigation proceedings involved KMP’s West Coast Products Pipelines.  Transportation rates charged by certain of these pipeline systems are subject to proceedings at the FERC and the CPUC involving shipper challenges to the pipelines’ interstate and intrastate (California) rates, respectively.  Following the FERC’s approval of a settlement agreement KMP reached with certain shippers (related to a substantial portion of its historical FERC rate challenges on the SFPP, L.P. pipelines), KMP made settlement payments totaling $206.3 million in June 2010.  A second settlement with the only remaining litigant-shipper was filed at the FERC in February 2011 which will resolve the remaining historical FERC rate challenges on the SFPP, L.P. pipelines.  The FERC has not yet acted on the second settlement.  For more information on our regulatory proceedings, see Note 16 to our consolidated financial statements included elsewhere in this report.

In regards to our Going Private Transaction litigation, on September 8, 2010, the parties entered into a $200 million settlement agreement to resolve the consolidated class action cases that were pending before the Kansas trial court.  On November 19, 2010, the settlement was approved by the Kansas trial court and in December 2010 the settlement amount was paid into an escrow account that is subject to the jurisdiction of the court.

For more information on legal matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

Intangible Assets

Intangible assets are those assets which provide future economic benefit but have no physical substance.  Identifiable intangible assets having indefinite useful economic lives, including goodwill, are not subject to regular periodic amortization, and such assets are not to be amortized until their lives are determined to be finite.  Instead, the carrying amount of a recognized intangible asset with an indefinite useful life must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  We evaluate our goodwill for impairment on May 31 of each year.  There were no impairment charges resulting from our May 31, 2010 impairment testing, and no event indicating an impairment has occurred subsequent to that date.  For more information on our goodwill, see Notes 2 and 7 to our consolidated financial statements included elsewhere in this report.

In conjunction with our annual impairment test of the carrying value of goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in KMP were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using a market multiple for the individual assets). The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairments by reporting unit: Products Pipelines—KMP (excluding associated terminals) $1.20 billion, Products Pipelines Terminals—KMP (separate from Products Pipelines—KMP for goodwill impairment purposes)—$70 million, Natural Gas Pipelines—KMP—$2.09 billion, and Terminals—KMP $677 million, for a total impairment of $4.03 billion. The goodwill impairment was a non-cash charge and did not have any impact on our cash flow. We have determined that our goodwill was not impaired as of May 31, 2009 or 2010, and no event indicating an impairment has occurred subsequent to May 31, 2010.

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets, and lease value.  These intangible assets have definite lives, are being amortized in a systematic and rational manner over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  For more information on our amortizable intangibles, see Note 7 to our consolidated financial statements included elsewhere in this report.

Estimated Net Recoverable Quantities of Oil and Gas

We use the successful efforts method of accounting for our oil and gas producing activities.  The successful efforts method inherently relies on the estimation of proved reserves, both developed and undeveloped.  The existence and the estimated amount of proved reserves affect, among other things, whether certain costs are capitalized or expensed, the amount and timing of costs depleted or amortized into income, and the presentation of supplemental information on oil and gas producing activities.  The expected future cash flows to be generated by oil and gas producing properties used in testing for impairment of such properties also rely in part on estimates of net recoverable quantities of oil and gas.

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change. For more information on our ownership interests

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

in the net quantities of proved oil and gas reserves see Note 20 to our consolidated financial statements included elsewhere in this report.

Hedging Activities

We engage in a hedging program that utilizes derivative contracts to mitigate (offset) our exposure to fluctuations in energy commodity prices and to balance our exposure to fixed and variable interest rates, and we believe that these hedges are generally effective in realizing these objectives.  According to the provisions of current accounting standards, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged, and any ineffective portion of the hedge gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately.

Since it is not always possible for us to engage in a hedging transaction that completely mitigates our exposure to unfavorable changes in commodity prices—a perfectly effective hedge—we often enter into hedges that are not completely effective in those instances where we believe to do so would be better than not hedging at all.  But because the part of such hedging transactions that is not effective in offsetting undesired changes in commodity prices (the ineffective portion) is required to be recognized currently in earnings, our financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For example, when we purchase a commodity at one location and sell it at another, we may be unable to hedge completely our exposure to a differential in the price of the product between these two locations; accordingly, our financial statements may reflect some volatility due to these hedges.  For more information on our hedging activities, see Note 13 to our consolidated financial statements included elsewhere in this report.

Employee Benefit Plans

With respect to the amount of income or expense we recognize in association with our pension and retiree medical plans, we must make a number of assumptions with respect to both future financial conditions (for example, medical costs, returns on fund assets and market interest rates) as well as future actions by plan participants (for example, when they will retire and how long they will live after retirement). Most of these assumptions have relatively minor impacts on the overall accounting recognition given to these plans, but two assumptions in particular, the discount rate and the assumed long-term rate of return on fund assets, can have significant effects on the amount of expense recorded and liability recognized. We review historical trends, future expectations, current and projected market conditions, the general interest rate environment and benefit payment obligations to select these assumptions. The discount rate represents the market rate for a high quality corporate bond. The selection of these assumptions is further discussed in Note 9 to our consolidated financial statements included elsewhere in this report. While we believe our choices for these assumptions are appropriate in the circumstances, other assumptions could be reasonably applied and, therefore, we note that, at our current level of pension and retiree medical funding, a change of 1% in the long-term return on assets assumption would increase (decrease) our annual retiree medical expense by approximately $0.6 million ($0.6 million) and would increase (decrease) our annual pension expense by $2.2 million ($2.2 million) in comparison to that recorded in 2009. Similarly, a 1% change in the discount rate would increase (decrease) our accumulated postretirement benefit obligation by $7.5 million ($6.8 million) and would increase (decrease) our projected pension benefit obligation by $34.5 million ($30.9 million) compared to those balances as of December 31, 2009.

Income Taxes

We record a valuation allowance to reduce our deferred tax assets to an amount that is more likely than not to be realized. While we have considered estimated future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any change in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached. In addition, we do business in a number of states with differing laws concerning how income subject to each state’s tax structure is measured and at what effective rate such income is taxed. Therefore, we must make estimates of how our income will be apportioned among the various states in order to arrive at an overall effective tax rate. Changes in our effective rate, including any effect on previously recorded deferred taxes, are recorded in the period in which the need for such change is identified.

In determining the deferred income tax asset and liability balances attributable to our investments, we have applied an accounting policy that looks through our investments including our investment in KMP. The application of this policy resulted in no deferred income taxes being provided on the difference between the book and tax basis on the non-tax-deductible goodwill portion of our investment in KMP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Going Private Transaction

A Going Private Transaction completed in May 2007, see Note 2 of our consolidated financial statements included elsewhere in this report, was accounted for as a purchase business combination. Accordingly, our assets and liabilities were recorded at their estimated fair values as of the date of the completion of the Going Private Transaction, with the excess of the purchase price over these combined fair values recorded as goodwill.

Results of Operations

The 2008 sale of our 80% interest in NGPL PipeCo LLC, the 2008 goodwill impairments described in “—Intangible Assets” above, the 2010 impairment charge related to our investment in NGPL PipeCo LLC, the 2010 rate case liability adjustments, the 2010 settlement of litigation related to the Going Private Transaction and other acquisitions and divestitures (including the transfer of certain assets to KMP), among other factors, affect comparisons of our financial position and results of operations between certain periods.

Consolidated

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines—KMP(b)	$496.9	$584.0	$(722.0)
Natural Gas Pipelines—KMP(c)	828.9	788.7	(1,344.3)
CO2—KMP(d)	1,018.2	878.5	896.1
Terminals—KMP(e)	640.3	596.4	(156.5)
Kinder Morgan Canada—KMP(f)	181.6	154.5	152.0
NGPL PipeCo LLC(g)	(399.0)	42.5	129.8
Power	4.1	4.8	5.7
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	2,771.0	3,049.4	(1,039.2)
Depreciation, depletion and amortization expense	(1,078.8)	(1,070.2)	(918.4)
Amortization of excess cost of equity investments	(5.8)	(5.8)	(5.7)
NGPL PipeCo LLC fixed fee revenue(h)	47.2	45.8	39.0
Other revenues	3.6	-	-
General and administrative expenses(i)	(631.1)	(373.0)	(352.5)
Unallocable interest and other, net(j)	(652.6)	(583.7)	(623.6)
Income (loss) from continuing operations before income taxes	453.5	1,062.5	(2,900.4)
Unallocable income tax expense(a)	(153.2)	(289.7)	(301.9)
Income (loss) from continuing operations	300.3	772.8	(3,202.3)
Income (loss) from discontinued operations, net of tax	(0.7)	0.3	(0.9)
Net (loss) income	299.6	773.1	(3,203.2)
Net income attributable to noncontrolling interests	(340.9)	(278.1)	(396.1)
Net (loss) income attributable to Kinder Morgan, Inc.(k)	$(41.3)	$495.0	$(3,599.3)
____________

(a)	KMP’s income taxes expenses for the years ended December 31, 2010, 2009 and 2008 were $14.4 million, $36.9 million and $2.4 million, respectively, and are included in segment earnings.
(b)
2010 amount includes (i) a $172.0 million increase in expense associated with rate case liability adjustments; (ii) an $18.0 million decrease in income associated with combined property environmental expenses and the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land; (iii) a $2.5 million increase in expense associated with environmental liability adjustments; (iv) an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of its remaining interest to fair value; (v) a $0.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions and (vi) $7.6 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting. 2009 amount includes (i) a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (ii) an $18.0 million increase in expense associated with rate case and other legal liability adjustments; (iii) an $11.5 million increase in expense

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

associated with environmental liability adjustments; (iv) a $1.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions; (v) a $0.2 million increase in income from hurricane casualty gains and (vi) $0.5 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2008 amount includes (i) a combined $10.0 million decrease in income from the proposed settlement of certain litigation matters related to KMP’s Pacific operations’ East Line pipeline and other legal liability adjustments; (ii) a combined $10.0 million decrease in income associated with environmental liability adjustments; (iii) a $3.6 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions; (iv) a combined $2.7 million decrease in income resulting from refined product inventory losses and certain property, plant and equipment write-offs; (v) a $0.3 million decrease in income related to hurricane clean-up and repair activities, (vi) non-cash goodwill impairment adjustments of $1,266.5 million and (vii)  $0.4 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)
2010 amount includes (i) a $0.4 million increase in income from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition and (ii) a combined $7.4 million decrease in earnings related to sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting. 2009 amount includes (i) a $7.8 million increase in income from hurricane casualty gains; (ii) a decrease in income of $5.6 million resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas; (iii) a $0.1 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries and (iv) a combined $0.9 million decrease in earnings related sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2008 amount includes (i) a combined $5.6 million increase in income resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas; (ii) a $0.5 million decrease in expense associated with environmental liability adjustments; (iii) a $5.0 million increase in expense related to hurricane clean-up and repair activities; (iv) a $0.3 million increase in expense associated with legal liability adjustments; (v) a non-cash goodwill impairment adjustments of $2,090.2 million and (vi) a combined $1.7 million decrease in earnings related to sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(d)
2010 amount includes (i) a $5.3 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales and (ii) increases in earnings resulting from valuation adjustments of $52.7 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting. 2009 amount includes (i) a $13.5 million unrealized loss on derivative contracts used to hedge forecasted crude oil sales and (ii) increases in earnings resulting from valuation adjustments of $95.6 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2008 amount includes (i) a $0.3 million increase in expense associated with environmental liability adjustments and (ii) increases in earnings resulting from valuation adjustments of $136.2 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(e)
2010 amount includes (i) a combined $7.4 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a combined $4.1 million decrease in income from the amounts previously reported in KMP’s 2010 fourth quarter earnings release issued on January 19, 2011, associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010; (iii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities; (iv) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminals; (v) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition and (vi) a decreases in earnings of $1.0 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting. 2009 amount includes (i) a combined $24.0 million increase in income from hurricane and fire casualty gains and clean-up and repair activities; (ii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal; (iii) a $0.9 million increase in expense associated with environmental liability adjustments; (iv) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries and (v) a decreases in earnings of $2.6 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2008 amount includes (i) a combined $7.2 million decrease in income related to fire damage and repair activities; (ii) a combined $5.7 million decrease in income related to hurricane clean-up and repair activities; (iii) a combined $2.8 million increase in expense from both the settlement of certain litigation matters related to KMP’s Elizabeth River bulk terminal and its Staten Island liquids terminal, and other legal liability adjustments; (iv) a $0.6 million decrease in expense associated with environmental liability adjustments; (v) a non-cash goodwill impairment charge of $676.6 million and (vi) decreases in earnings of $3.7 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(f)
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to the carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system. 2008 amount includes a $19.3 million decrease in expense associated with favorable changes in Canadian income tax rates, and a combined $18.9 million increase in expense due to certain non-cash Trans Mountain regulatory accounting adjustments.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

(g)
2010 amount includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax); see Note 6 of our consolidated financial statements included elsewhere in this report. Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.

(h)	General administration fixed fee charges under an Operations and Reimbursement Agreement.
(i)
Includes unallocated litigation and environmental expenses. 2010 amount includes (i) a $4.2 million increase in expense for certain asset and business acquisition costs; (ii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season and (iv) a $200 million (pre-tax) Going Private Transaction litigation settlement; see Note 16 of our consolidated financial statements included elsewhere in this report. 2009 amount includes (i) a $2.3 million increase in expense for certain asset and business acquisition costs, which under prior accounting standards would have been capitalized; (ii) a $1.3 million increase in expense for certain land transfer taxes associated with the April 30, 2007 Trans Mountain acquisition and (iii) a $2.7 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.  2008 amount includes (i) a $0.9 million increase in expense for certain Express pipeline system acquisition costs; (ii) a $0.4 million increase in expense resulting from the write-off of certain acquisition costs, which under prior accounting standards would have been capitalized; (iii) a $0.1 million increase in expense related to hurricane clean-up and repair activities and (iv) a $2.0 million decrease in expense due to the adjustment of certain insurance related liabilities.

(j)
2010 and 2009 amounts include increase in imputed interest expense of $1.1 million and $1.6 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition. Also, 2010 amount includes a gain of $16.1 million related to the sale of Triton Power on October 22, 2010. 2008 amount includes (i) a $7.1 million decrease in interest expense due to certain non-cash Trans Mountain regulatory accounting adjustments; (ii) a $2.0 million increase in imputed interest expense related to the January 1, 2007 Cochin Pipeline acquisition and (iii) a $0.2 million increase in interest expense related to the proposed settlement of certain litigation matters related to KMP Pacific operations’ East Line pipeline.

(k)
2010 amount includes a reduction of approximately $107 million (after-tax) in the income we recognized from our interest in the general partner due to a KMP interim capital transaction.  See Note 16 of our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2010 vs. 2009

Our total revenues for 2010 and 2009 were $8.2 billion and $7.2 billion, respectively.  For 2010 the net loss attributable to Kinder Morgan, Inc. totaled $41.3 million as compared to income of $495.0 million in 2009.  Net income attributable to Kinder Morgan, Inc. for 2010 was negatively impacted by (i) a $128 million (after-tax) Going Private Transaction litigation settlement; (ii) approximately $107 million (after-tax) from a reduction in the income we recognized from our interest in the general partner due to a KMP distribution of cash from interim capital transactions and (iii) approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

For the comparable periods, total segment earnings before depreciation, depletion and amortization, sometimes referred to as ‘‘earnings before DD&A,’’ decreased $278.4 million (9%) in 2010; however, the overall decrease included a decrease in earnings of $617.1 million from the combined effect of the certain items impacting earnings before DD&A described in the footnotes to the table above (combining to affect total segment earnings before depreciation, depletion and amortization by a $575.8 million decrease and a $41.3 million increase in 2010 and 2009, respectively). The two primary items described in the footnotes to the table above contributing to the $575.8 million decrease in total segment earnings before depreciation, depletion and amortization for 2010 were (i) a $430 million (pre-tax) impairment of our investment in NGPL PipeCo LLC and (ii) a $172 million (pre-tax) expense associated with the Products Pipeline—KMP litigation. The remaining $338.7 million (11%) increase in total segment earnings before depreciation, depletion and amortization in 2010 versus 2009 resulted from better performance from all five of KMP’s reportable business segments, mainly due to increases attributable to the CO2—KMP and Terminals—KMP business segments. The Going Private Transaction litigation settlement and KMP interim capital transaction discussed in footnotes (i) and (k) to the above table, respectively, did not impact earnings before DD&A.

During 2010, KMP benefitted from (i) higher revenues from crude oil, natural gas liquids and carbon dioxide sales, due largely to the positive impact of higher energy prices—primarily in the last six months of the year—relative to 2009; (ii) incremental earnings from the shale gas gathering and treating services offered by the Kinder Morgan Natural Gas Treating operations and KMP’s 50%-owned KinderHawk Field Services; (iii) higher revenues from refined petroleum products delivery revenues by KMP’s West Coast products pipelines and higher earnings from ethanol related handling activities at its West Coast and Southeast products terminal operations; (iv) the positive impact from a full year of operations from Kinder Morgan Louisiana and KMP’s 50%-owned Midcontinent Express natural gas pipeline systems and (v) incremental earnings from both newly acquired and expanded bulk and liquids terminal operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2009 vs. 2008

Our total revenues for 2009 and 2008 were $7.2 billion and $12.1 billion, respectively.  For 2009 the net income attributable to Kinder Morgan, Inc. totaled $0.5 billion as compared to a loss of $3.6 billion in 2008.  The increase in Kinder Morgan, Inc.’s net income for 2009 as compared to 2008 is primarily due to non-cash goodwill impairment charges that were recorded in the second quarter of 2008 to each segment as follows: Products Pipelines—KMP – $1.26 billion, Natural Gas Pipelines—KMP – $2.09 billion, and Terminals—KMP – $677 million, for a total impairment of $4.03 billion.

Impact of the Purchase Method of Accounting on Segment Earnings (Loss)

The impacts of the purchase method of accounting on segment earnings (loss) before DD&A relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2—KMP and Natural Gas Pipelines—KMP segments. Where there is an impact to segment earnings (loss) before DD&A from the Going Private Transaction, the impact is described in the individual business segment discussions, which follow. The effects on DD&A expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to DD&A expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Unallocable interest and other, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Segment earnings before depreciation, depletion and amortization expenses

Certain items included in earnings from continuing operations are either not allocated to business segments or are not considered by management in its evaluation of business segment performance. In general, the items not included in segment results are interest expense, general and administrative expenses, DD&A and unallocable income taxes. We currently evaluate business segment performance primarily based on segment earnings before DD&A in relation to the level of capital employed. Because KMP’s partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (KMP’s available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of KMP. We account for intersegment sales at market prices. We account for the transfer of net assets between entities under common control by carrying forward the net assets recognized in the balance sheets of each combining entity to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination. Transfers of net assets between entities under common control do not affect the income statement of the combined entity.

Products Pipelines—KMP

	Year Ended December 31,
	2010	2009	2008
	(In millions, except operating statistics)
Revenues(a)	$883.0	$826.6	$815.9
Operating expenses(b)	(414.6)	(269.5)	(291.0)
Other expense(c)	(11.8)	(1.1)	(3.0)
Goodwill impairment(d)	-	-	(1,266.5)
Earnings from equity investments(e)	22.8	18.7	15.7
Interest income and Other, net(f)	16.4	12.4	2.0
Income tax benefit (expense)(g)	1.1	(3.1)	4.9
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$496.9	$584.0	$(722.0)

Gasoline (MMBbl) (h)	403.5	400.1	398.4
Diesel fuel (MMBbl)	148.3	143.2	157.9
Jet fuel (MMBbl)	106.2	111.4	117.3
Total refined product volumes (MMBbl)	658.0	654.7	673.6
Natural gas liquids (MMBbl)	25.2	26.5	27.3
Total delivery volumes (MMBbl)(i)	683.2	681.2	700.9
Ethanol (MMBbl)(j)	29.9	23.1	18.7
__________

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

(a)	2008 amount includes a $5.1 million decrease in revenues from the proposed settlement of certain litigation matters related to the Pacific operations’ East Line pipeline.
(b)
2010, 2009 and 2008 amounts include increases in expense of $2.5 million, $11.5 million and $9.2 million, respectively, associated with environmental liability adjustments.  2010 amount also includes a $172.0 million increase in expense associated with rate case liability adjustments, and a $14.1 million increase in expense associated with environmental clean-up expenses and the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. 2009 amount also includes a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries, and an $18.0 million increase in expense associated with rate case and other legal liability adjustments.  2008 amount also includes a combined $5.0 million increase in expense from the proposed settlement of certain litigation matters related to the Pacific operations’ East Line pipeline and other legal liability adjustments, a $0.5 million increase in expense resulting from refined product inventory losses, and a $0.2 million increase in expense related to hurricane clean-up and repair activities.

(c)
2010 amount includes disposal losses of $3.9 million related to the retirement of KMP’s Gaffey Street, California land.  2009 amount includes a gain of $0.2 million from hurricane casualty indemnifications.  2008 amount includes a $2.2 million decrease in income resulting from certain property, plant and equipment write-offs. Also, 2010, 2009 and 2008 amounts include $7.6 million, $0.5 million and $0.4 million, respectively, of decreases in earnings related to property disposal losses, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(d)	2008 amount includes non-cash goodwill impairment adjustments of $1,266.5 million.
(e)
2008 amount includes an expense of $1.3 million associated with the portion of environmental liability adjustments on Plantation Pipe Line Company, and an expense of $0.1 million reflecting KMP’s portion of Plantation Pipe Line Company’s expenses related to hurricane clean-up and repair activities.

(f)
2010, 2009 and 2008 amounts include a $0.7 million increase in income, a $1.7 million increase in income, and a $3.6 million decrease in income, respectively, resulting from unrealized foreign currency gains and losses on long-term debt transactions.  2010 amount also includes an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of KMP’s remaining interest in the Cypress pipeline to its fair value.

(g)
2008 amount includes a $0.5 million decrease in expense reflecting the tax effect (savings) on a proportionate share of environmental expenses incurred by Plantation Pipe Line Company and described in footnote (e), and a $0.1 million decrease in expense reflecting the tax effect (savings) on the incremental legal expenses described in footnote (b).

(h)	Volumes include ethanol pipeline volumes.
(i)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin, and Cypress pipeline volumes.
(j)	Represents total ethanol volumes, including ethanol pipeline volumes.

Combined, the certain items described in the footnotes to the table above decreased segment earnings before depreciation, depletion and amortization expenses by $190.6 million in 2010, $51.1 million in 2009 and $1,293.5 million in 2008 and decreased revenues by $5.1 million in 2008. Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues in both 2010 and 2009, when compared to the respective prior year:

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$40.0	15%	$49.9	13%
Southeast Terminals	14.9	28%	12.0	15%
West Coast Terminals	10.5	16%	10.7	12%
Plantation Pipeline	3.2	8%	(0.3)	(1)%
Central Florida Pipeline	2.9	6%	1.4	2%
Cochin Pipeline	(20.4)	(38)%	(16.6)	(27)%
All others (including eliminations)	1.3	1%	(0.7)	(1)%
Total Products Pipelines—KMP	$52.4	8%	$56.4	7%

The primary increases and decreases in the Products Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 were attributable to the following:

▪
a $40.0 million (15%) increase in earnings from the Pacific operations—due largely to a $49.9 million (13%) increase in operating revenues, consisting of a $32.1 million (11%) increase in mainline delivery revenues and a $17.8 million (17%) increase in fee-based terminal revenues.  The increase in pipeline delivery revenues was attributable to higher average tariff rates in 2010 (due in part to FERC-approved rate increases) and to military

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

tender rate increases.  Overall mainline delivery volumes were essentially flat across both years.  The increase in terminal revenues was mainly attributable to incremental ethanol handling services that were due in part to mandated increases in ethanol blending rates in California since the end of 2009.  For all segment assets combined, ethanol volumes handled increased 29% in 2010;

▪
a $14.9 million (28%) increase in earnings from the Southeast terminal operations—due to both increased ethanol throughput, driven by continued high demand in the ethanol and biofuels markets, and higher product inventory gains relative to the prior year;

▪
a $10.5 million (16%) increase in earnings from the West Coast terminal operations—driven by higher warehousing revenues and incremental customers at KMP’s combined Carson/Los Angeles Harbor terminal system, incremental biodiesel revenues from KMP’s liquids facilities located in Portland, Oregon, and incremental earnings contributions from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009;

▪
a $3.2 million (8%) increase in earnings from KMP’s 51%-owned Plantation Pipe Line Company—due to higher net income earned by Plantation in 2010.  The increase in Plantation’s earnings (on a 100% basis) was driven by both higher products transportation revenues and higher oil loss allowance revenues.  The increase in transportation revenues was due to an overall 2% increase in pipeline throughput volumes in 2010, due in part to an upgrade at a refinery in Louisiana and to mainline allocation on a competing pipeline.  The increase in oil loss allowance revenues was associated with the increase in volumes and an increase in products prices, relative to the prior year;

▪	a $2.9 million (6%) increase in earnings from the Central Florida Pipeline—due mainly to incremental product inventory gains and partly to higher ethanol handling revenues; and

▪
a $20.4 million (38%) decrease in earnings from the Cochin pipeline system—attributable to a $16.6 million (27%) drop in revenues and a $3.8 million (35%) increase in operating expenses.  The lower revenues reflected a 32% decline in system delivery volumes, which resulted mainly from lower propane volumes due to milder weather, a drop in grain drying demand, and to the negative impacts from unfavorable tariff changes in 2010.  The decrease in earnings from higher operating expenses was primarily related to favorable settlements reached in the first quarter of 2009 with the seller of the remaining approximate 50.2% interest in the Cochin pipeline system that KMP purchased on January 1, 2007.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$21.2	8%	$4.2	1%
West Coast Terminals	13.4	25%	12.8	16%
Central Florida Pipeline	9.2	22%	10.7	20%
Transmix operations	7.7	26%	6.2	15%
Plantation Pipeline	3.8	10%	(24.9)	(57)%
Calnev Pipeline	3.3	6%	(0.2)	-
All others (including eliminations)	5.0	5%	(3.2)	(2)%
Total Products Pipelines—KMP	$63.6	11%	$5.6	1%
All of the assets and operations included in the Products Pipelines—KMP business segment reported higher earnings before depreciation, depletion and amortization expenses in 2009 when compared to 2008, and the primary increases and decreases in earnings were attributable to the following:

▪
a $21.2 million (8%) increase in earnings from the Pacific operations—driven by an $18.8 million decrease in combined operating expenses and a $4.2 million increase in total operating revenues, relative to 2008.  The decrease in operating expenses was primarily due to (i) overall cost reductions (due in part to a 4% decrease in overall mainline delivery volumes) and delays in certain non-critical spending; (ii) lower fuel and power, and outside services expenses; (iii) higher product gains; (iv) lower right-of-way and environmental expenses and (v) lower legal expenses (due in part to incremental expenses associated with certain litigation settlements reached in 2008).  The increase in revenues was driven by higher delivery revenues to U.S. military customers, due to both military tender increases and 2009 tariff rate increases which positively impacted the California products delivery revenues, and higher terminal revenues, primarily related to incremental ethanol handling services;

▪
a $13.4 million (25%) increase in earnings from the West Coast terminal operations—largely revenue related, and due in part to the completion of a number of capital expansion projects that modified and upgraded terminal

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

infrastructure since the end of 2008.  Revenues at the combined Carson/Los Angeles Harbor terminal complex increased $8.8 million, due mainly to increased warehouse charges (escalated warehousing contract rates resulting from customer contract revisions made since the end of 2008) and to year-over-year customer growth (including incremental terminaling for U.S. defense fuel services).  Revenues from the remaining West Coast facilities increased $4.0 million, due mostly to additional throughput and storage services associated with renewable fuels (both ethanol and biodiesel);

▪
a $9.2 million (22%) increase in earnings from the Central Florida Pipeline—driven by incremental ethanol revenues and higher refined products delivery revenues.  The increase from ethanol handling resulted from completed capital expansion projects that provided ethanol storage and terminal service beginning in mid-April 2008 at the Tampa and Orlando terminals.  The increase in pipeline delivery revenues was driven by higher average transportation rates that reflect two separate mid-year tariff rate increases that became effective July 1, 2009 and 2008;

▪
a $7.7 million (26%) increase in earnings from the transmix operations—mainly due to a combined $8.0 million increase in revenues, recognized in August 2009, that was associated with certain true-ups related to transmix settlement gains (including tank gains and incremental loss allowance gains);

▪
a $3.8 million (10%) increase in earnings from the equity ownership in Plantation Pipe Line Company.  Plantation’s net income (on a 100% basis) increased in 2009 as a result of both higher pipeline transportation revenues and higher other non-operating income.  The increase in transportation revenues was due to higher volumes and higher average tariffs, and the increase in other income was due largely to insurance reimbursements related to the settlement of certain previous environmental matters.  The overall $24.9 million (57%) decrease in revenues associated with KMP’s investment in Plantation was mainly due to a restructuring of the Plantation operating agreement between ExxonMobil and KMP.  On January 1, 2009, both parties agreed to reduce the fixed operating fees KMP earns from operating the pipeline and to charge pipeline operating expenses directly to Plantation.  The change had a minimal impact to KMP’s earnings, as the drop in revenues was more than offset by a corresponding $26.9 million decrease in combined operating expenses; and

▪
a $3.3 million (6%) increase in earnings from the Calnev Pipeline—driven by a $2.9 million reduction in combined fuel and power expenses.  The drop in fuel and power expenses was due primarily to an overall 8% decrease in refined products delivery volumes in 2009, chiefly due to lower diesel volumes.

Natural Gas Pipelines—KMP

	Year Ended December 31,
	2010	2009	2008
	(In millions, except operating statistics)
Revenues(a)	$4,416.5	$3,806.9	$8,422.0
Operating expenses(b)	(3,756.8)	(3,192.7)	(7,803.3)
Other income (expense)(c)	(0.9)	6.6	0.2
Goodwill impairment(d)	-	-	(2,090.2)
Earnings from equity investments	169.1	141.8	113.4
Interest income and other, net-income	4.3	31.8	16.3
Income tax expense	(3.3)	(5.7)	(2.7)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$828.9	$788.7	$(1,344.3)

Natural gas transport volumes (Bcf)(e)	2,584.2	2,285.1	2,008.6
Natural gas sales volumes (Bcf)(f)	797.9	794.5	866.9

__________

(a)	2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to the October 1, 2009 natural gas treating business acquisition.
(b)
2009 and 2008 amounts include a $5.6 million decrease in income and a $5.6 million increase in income, respectively, resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009.  2009 amount also includes a $0.1 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries. 2008 amount also includes a $5.0 million increase in expense related to hurricane clean-up and repair activities, a $0.3 million increase in expense associated with legal liability

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

adjustments, and a $0.5 million decrease in expense associated with environmental liability adjustments. Also, amounts include (i) a decrease in earnings of $6.5 million for the year ended 2010 related to a valuation adjustment to cushion gas and (ii) increases in earnings of $0.3 million and $0.8 million for the years ended 2009 and 2008, respectively, related to valuation adjustments to derivative contracts in place. These assets had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)
2009 amount includes gains of $7.8 million from hurricane casualty indemnifications. Also, 2010, 2009 and 2008 amounts include $0.9 million, $1.2 million and $3.1 million, respectively, in decreased earnings related to assets sold, and 2008 amount also includes a $0.6 million increase in earnings related to valuation adjustments of assets. These assets had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(d)	2008 amount includes non-cash goodwill impairment adjustments of $2,090.2 million.
(e)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes.

(f)	Represents Texas intrastate natural gas pipeline group volumes.

Combined, the certain items described in the footnotes to the table above decreased segment earnings before depreciation, depletion and amortization expenses by $7.0 million in 2010, increased earnings before depreciation, depletion and amortization expenses by $1.2 million in 2009 and decreased earnings before depreciation, depletion and amortization expenses by $2,091.1 million in 2008, and increased revenues by $0.4 million in 2010. Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues in both 2010 and 2009, when compared to the respective prior year.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$33.8	360%	$48.1	339%
KinderHawk Field Services(a)	19.5	n/a	-	-
Midcontinent Express Pipeline(a)	15.4	105%	-	-
Kinder Morgan Louisiana Pipeline	14.1	34%	42.5	167%
Casper and Douglas Natural Gas Processing	8.8	71%	30.5	41%
Kinder Morgan Interstate Gas Transmission	(17.2)	(14)%	3.8	2%
Texas Intrastate Natural Gas Pipeline Group	(16.0)	(4)%	487.6	14%
Rockies Express Pipeline(a)	(10.0)	(10)%	-	-
All others (including eliminations)	-	-	(3.3)	(3)%
Total Natural Gas Pipelines—KMP	$48.4	6%	$609.2	16%
__________

(a)
Equity investments.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The overall increase in the Natural Gas Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 was driven by incremental contributions from both the Kinder Morgan Natural Gas Treating operations and KMP’s 50%-owned KinderHawk Field Services LLC, and by the inclusion of a full year of operations from both its 50%-owned Midcontinent Express pipeline system and its fully-owned Kinder Morgan Louisiana pipeline system.

KMP acquired the majority of the Kinder Morgan Natural Gas Treating operations from Crosstex Energy, Inc. on October 1, 2009, and it acquired the remaining portion from Gas-Chill, Inc. on September 1, 2010.  The business consists of multiple natural gas treating plants, predominantly located in Texas and Louisiana, which are used to remove impurities and liquids from natural gas in order to meet pipeline quality specifications.  Combined, the acquired treating assets contributed incremental earnings before depreciation, depletion and amortization of $33.8 million, revenues of $48.1 million and operating expenses of $14.1 million in 2010.

KMP acquired its 50% ownership interest in KinderHawk Field Services LLC on May 21, 2010.  The joint venture gathers and treats natural gas originating from the Haynesville shale gas formation located in northwest Louisiana.  Petrohawk Energy Corporation owns the remaining 50% ownership interest.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

The increase in earnings from KMP’s equity investment in the Midcontinent Express pipeline system was due to the inclusion of a full year of operations in 2010 and to an expansion of natural gas transportation service since the end of 2009.  Midcontinent Express system initiated interim natural gas transportation service for its Zone 1 pipeline segment on April 10, 2009, achieved full Zone 1 service on May 21, 2009, and achieved full Zone 2 service on August 1, 2009.  In addition, in June 2010, Midcontinent Express completed two natural gas compression projects that increased Zone 1 capacity from 1.5 to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 to 1.2 billion cubic feet per day.  The incremental capacity is fully subscribed with ten-year binding shipper agreements.

KMP commenced limited natural gas transportation service on its Kinder Morgan Louisiana natural gas pipeline system in April 2009, and it completed construction and began full transportation service on the system’s remaining portions on June 21, 2009.  For the comparable periods of 2010 and 2009, the increase in earnings consisted of a $36.6 million increase in system operating income (revenues less operating expenses), due mainly to incremental transportation service, and a $22.5 million decrease in non-operating other income, primarily due to higher non-operating other income realized in 2009 pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance).

Other year-to-year increases and decreases in segment earnings before depreciation, depletion and amortization in 2010 versus 2009 included the following:

▪
an $8.8 million (71%) increase in earnings from the Casper Douglas gas processing operations—primarily attributable to higher natural gas processing spreads, resulting from higher percentage increases in natural gas liquids prices (impacting sales) relative to percentage increases in natural gas prices (impacting costs of sales).  The $30.5 million (41%) year-to-year increase in revenues was driven by both a 4% increase in natural gas liquids sales volumes and a 41% increase in average natural gas liquids sales prices, when compared to 2009;

▪
a $17.2 million (14%) decrease in earnings from the Kinder Morgan Interstate Gas Transmission pipeline system—driven by a $7.2 million decrease due to lower margins on operational sales of natural gas, and a $6.8 million decrease due to lower pipeline net fuel recoveries.  Both decreases in earnings were due mainly to lower average natural gas prices in 2010.  KMIGT’s operational gas sales are primarily made possible by both collection of fuel in kind pursuant to its currently effective gas transportation tariff, and by recoveries of cushion gas;

▪
a $16.0 million (4%) overall decrease in earnings from the Texas intrastate natural gas pipeline group—driven by (i) a $15.8 million decrease in earnings from overall storage activities (primarily due to lower price spreads due to unfavorable market conditions relative to 2009); (ii) a $3.5 million decrease from lower interest income, due to a one-time natural gas loan to a single customer in 2009; (iii) a $3.4 million decrease due to lower natural gas gains (primarily due to 2009 volume measurement gains related to the normal tracking of natural gas throughout the pipeline system) and (iv) a $2.8 million decrease in natural gas sales margins, largely attributable to higher costs of natural gas supplies relative to sales prices and less favorable market conditions. The overall decrease in earnings in 2010 versus 2009 was partially offset by a $9.5 million increase in earnings due to higher natural gas processing margins, due mainly to higher natural gas liquids prices relative to 2009, and a $3.1 million increase in earnings due to incremental equity earnings from KMP’s 40%-owned Endeavor Gathering LLC, acquired effective November 1, 2009; and

▪
a $10.0 million (10%) decrease in earnings from KMP’s 50%-owned Rockies Express pipeline system—reflecting lower net income earned by Rockies Express Pipeline LLC.  Compared to the prior year, Rockies Express’ net income (on a 100% basis) dropped $18.1 million (9%) in 2010, when compared to 2009.  The overall decrease in earnings consisted of (i) a $70.3 million decrease primarily related to higher interest expenses, net of interest income and (ii) $52.2 million increase from higher system operating income.

The increase in interest expenses was due to higher non-cash allowances for borrowed funds used during construction in 2009(which reduces interest expenses), and to debt obligations shifting from short-term to long-term at higher interest rates in 2010.  The increase in operating income was driven by incremental transportation service revenues related to the completion and start-up of the Rockies Express-East pipeline segment, the third and final phase of the Rockies Express system.  Rockies Express-East began initial pipeline service on June 29, 2009 and began full operations on November 12, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Louisiana Pipeline	$30.2	n/a	$25.3	n/a
Midcontinent Express Pipeline(a)	14.1	n/a	-	-
Rockies Express Pipeline(a)	13.2	16%	-	-
Kinder Morgan Interstate Gas Transmission	9.6	8%	(24.6)	(4)%
Kinder Morgan Gas Treating	9.4	n/a	14.2	n/a
TransColorado Pipeline	(3.5)	(6)%	(2.6)	(4)%
Texas Intrastate Natural Gas Pipeline Group	(34.0)	(9)%	(4,580.7)	(57)%
All others (including eliminations)	1.7	2%	(46.7)	(25)%
Total Natural Gas Pipelines—KMP	$40.7	5%	$(4,615.1)	(55)%
__________

(a)
Equity investments.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The overall increase in the segment’s earnings before depreciation, depletion and amortization expenses in 2009 compared to 2008 was driven by incremental contributions from the Kinder Morgan Louisiana pipeline system and KMP’s equity investments in the Midcontinent Express and Rockies Express pipeline systems.  For the Kinder Morgan Louisiana and Midcontinent Express pipelines, the year-to-year increases in earnings were due mainly to the commencement and/or expansion of natural gas transportation service since the end of 2008, as described above.

For Rockies Express, the increase in earnings was driven by higher equity earnings from both the completion and start-up of the Rockies Express-East pipeline segment, described above, and the inclusion of a full year of operations from the Rockies Express-West pipeline segment, which began initial pipeline service on January 12, 2008, and began full operations on May 20, 2008.  The overall increase in earnings in 2009 versus 2008 was partly offset by a decrease in equity earnings due to approximately 60 miles of the Rockies Express-East pipeline segment being shutdown due to a pipeline girth weld failure that occurred on November 14, 2009.  The Rockies Express-East line was repaired (following coordination with the U.S. Department of Transportation) and the affected segment returned to reduced capacity on January 27, 2010.  Rockies Express-East returned to full service on February 6, 2010, and KMP estimates the negative impact on its equity earnings from the pipeline’s failure in the fourth quarter of 2009 was approximately $16 million.

Following is information on other year-over-year increases and decreases in segment earnings before depreciation, depletion and amortization expenses in 2009 compared to 2008:

▪
a $9.6 million (8%) increase in earnings from the Kinder Morgan Interstate Gas Transmission pipeline system— driven by higher margins on operational gas sales, higher firm transportation demand fees (resulting from both system expansions and incremental ethanol customers), and higher pipeline fuel recoveries.  The system’s operational gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and its recovery of storage cushion gas volumes;

▪	incremental earnings of $9.4 million from the Kinder Morgan Natural Gas Treating operations—acquired effective October 1, 2009 and discussed above;

▪
a $3.5 million (6%) decrease in earnings from the TransColorado pipeline system—primarily due to a $2.6 million (4%) drop in natural gas transportation revenues, and partly due to increases in both pipeline remediation expenses and property tax expenses.  The decrease in transportation revenues related primarily to the negative impact caused by the increased transportation service offered by a competing pipeline in 2009; and

▪
a $34.0 million (9%) decrease in earnings from the Texas intrastate natural gas pipeline group—mainly attributable to (i) lower margins from natural gas sales, primarily due to lower sales volumes and higher average supply prices relative to average sales prices.  The increase in supply prices resulted from a decline in field volumes being replaced with more expensive supplies from more liquid supply locations in 2009; (ii) lower natural gas processing margins, due to unfavorable gross processing spreads as a result of significantly lower average natural gas liquids prices and (iii) higher system operating expenses, due primarily to higher pipeline integrity expenses.  The overall decrease in earnings was partially offset by higher natural gas storage margins, which resulted from favorable proprietary and fee based storage activities and from the leasing of additional storage capacity to customers due to completed capital expansion projects since the end of 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in both pairs of comparable years primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from year-to-year in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold. The intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its natural gas sales revenues are largely offset by corresponding increases and decreases in its natural gas purchase costs. The intrastate group accounted for 88%, 89% and 95%, respectively, of the segment’s revenues in 2010, 2009 and 2008, and 94%, 95% and 97%, respectively, of the segment’s operating expenses in 2010, 2009 and 2008.

CO2—KMP

	Year Ended December 31,
	2010	2009	2008
	(In millions, except operating statistics)
Revenues(a)	$1,298.4	$1,131.3	$1,269.2
Operating expenses(b)	(308.1)	(271.1)	(391.8)
Earnings from equity investments	22.5	22.3	20.7
Interest income and Other, net-income	4.5	-	1.9
Income tax benefit (expense)	0.9	(4.0)	(3.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$1,018.2	$878.5	$896.1

Carbon dioxide delivery volumes (Bcf)(c)	753.3	774.0	732.1
SACROC oil production (gross)(MBbl/d)(d)	29.2	30.1	28.0
SACROC oil production (net)(MBbl/d)(e)	24.3	25.1	23.3
Yates oil production (gross)(MBbl/d)(d)	24.0	26.5	27.6
Yates oil production (net)(MBbl/d)(e)	10.7	11.8	12.3
Natural gas liquids sales volumes (net)(MBbl/d)(e)	10.0	9.5	8.4
Realized weighted average oil price per Bbl(f)(g)	$59.96	$49.55	$49.42
Realized weighted average natural gas liquids price per Bbl(g)(h)	$51.03	$37.96	$63.00
__________

(a)
2010 and 2009 amounts include unrealized gains of $5.3 million (from increases in revenues) and unrealized losses of $13.5 million (from decreases in revenues), respectively, on derivative contracts used to hedge forecasted crude oil sales. Also, amounts include increases in segment earnings resulting from valuation adjustments of $52.7 million, 95.6 million and $136.2 million for the years ended 2010, 2009 and 2008, respectively, related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(b)	2008 amount includes a $0.3 million increase in expense associated with environmental liability adjustments.
(c)	Includes Cortez, Central Basin, Canyon Reef Carriers, Centerline, Eastern Shelf and Pecos pipeline volumes.
(d)	Represents 100% of the production from the field. KMP owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.
(e)	Net to KMP after royalties and outside working interests.
(f)	Includes all KMP owned crude oil production properties.
(g)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(h)	Includes production attributable to leasehold ownership and production attributable to KMP ownership in processing plants and third party processing agreements.

The CO2—KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and Sales and Transportation Activities.

Combined, the certain items described in the footnotes to the table above increased both segment revenues and segment earnings before depreciation, depletion and amortization expenses by $58.0 million in 2010, $82.1 million in

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

2009; and increase segment revenues by $136.2 million and segment earnings before depreciation, depletion and amortization expenses by $135.9 million in 2008. For each of the segment’s two primary businesses, following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues in both 2010 and 2009, when compared to the respective prior year:

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$114.7	20%	$160.5	19%
Sales and Transportation Activities	49.1	23%	38.0	15%
Intrasegment Eliminations	-	-	(7.3)	(16)%
Total CO2—KMP	$163.8	21%	$191.2	18%

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 was due to higher earnings from both its oil and gas producing activities and its sales and transportation activities.  The year-over-year increase in earnings from oil and gas producing activities, which include the operations associated with KMP’s ownership interests in oil-producing fields and natural gas processing plants, was due mainly to the following:

▪
a $160.5 million (19%) increase due to higher operating revenues—driven by a $154.4 million (19%) increase in combined crude oil and natural gas plant product sales revenues, due largely to increases of 21% and 34% in the realized weighted average price per barrel of crude oil and natural gas liquids, respectively, and partly to a 5% increase in natural gas liquids sales volumes.  The overall increase in sales revenues was somewhat offset by a 5% decline in crude oil sales volumes in 2010; and

▪
a $46.8 million (18%) decrease due to higher combined operating expenses—driven by a $29.7 million (326%) increase in tax expenses, other than income tax expenses, and a $14.4 million (8%) increase in operating and maintenance expenses.  The increase in other tax expenses, relative to 2009, was due primarily to a $30.3 million reduction in severance tax expenses in 2009 due to prior year overpayments.  The increase in operating expenses was mainly due to higher natural gas processing costs related to an increase in processing volumes, and to higher carbon dioxide purchase costs related to higher rates.

Similarly, the year-over-year increase in earnings from the segment’s sales and transportation activities in 2010 was also primarily revenue related, chiefly due to a $37.5 million (22%) increase in carbon dioxide sales revenues.  The increase was mainly price-related, driven by a 22% increase in the average sales price for carbon dioxide.  Although KMP’s carbon dioxide sales volumes were essentially unchanged across both years, KMP benefitted from higher average carbon dioxide sales prices in 2010 versus 2009 due to both continued strong customer demand for carbon dioxide’s use in oil recovery projects throughout the Permian Basin area and to the positive impact on the portion of its carbon dioxide sales contracts that are tied to crude oil prices, which increased since the end of 2009.

Pipeline revenues from transporting both carbon dioxide and crude oil were essentially flat across 2010 and 2009, and for the CO2—KMP segment combined, total carbon dioxide delivery volumes decreased almost 3% in 2010 versus 2009.  The decrease in delivery volumes was mainly due to KMP’s lower consumption of new carbon dioxide at both the SACROC and Yates field units; however, carbon dioxide production from its southwest Colorado source fields increased in 2010, and carbon dioxide delivery volumes on KMP’s 50%-owned Cortez Pipeline increased by 0.5% in 2010, both reflecting a slight increase in third-party sales compared to 2009.  KMP’s sales and transportation activities also benefitted from a $5.0 million (123%) decrease in income tax expenses in 2010 versus 2009, primarily due to favorable adjustments to the segment’s accrued Texas margin tax liabilities due to prior year overpayments.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$120.6	26%	$(44.5)	(5)%
Sales and Transportation Activities	(84.4)	(28)%	(78.2)	(23)%
Intrasegment Eliminations	-	-	38.9	46%
Total CO2—KMP	$36.2	5%	$(83.8)	(7)%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Higher year-over-year earnings from the segment’s oil and gas producing activities in 2009 more than offset lower earnings from its sales and transportation activities.  Generally, earnings from oil and gas producing activities align closely with revenues earned from both crude oil and natural gas plant products sales, but the $120.6 million (26%) increase in earnings in 2009 was primarily due to the following:

▪
a $166.1 million (39%) increase from lower operating expenses—consisting of (i) a $103.6 million (29%) decrease in oil and gas related field operating and maintenance expenses, costs of sales and fuel and power expenses and (ii) a $62.5 million (87%) decrease in taxes, other than income tax expenses.  The decrease in operating expenses was primarily due to (i) lower prices charged by the industry’s material and service providers (for items such as outside services, maintenance, and well workover services), which impacted rig costs, other materials and services, and capital and exploratory costs; (ii) lower fuel and utility rates and (iii) the successful negotiation and renewal of lower priced service and supply contracts since the end of 2008.  The decrease in other tax expenses was driven by a decrease in severance tax expenses, related both to lower revenues (discussed following) and favorable adjustments in 2009 to accrued severance tax liabilities, due to prior year overpayments; and

▪
a $44.5 million (5%) decrease from lower oil and gas related revenues—due primarily to a $61.2 million (32%) decrease in natural gas liquids sales revenues and a $22.9 million (3%) increase in crude oil sales revenues.  The overall decrease in natural gas liquids sales revenues resulted from a 40% decrease in the realized weighted average price per barrel of liquids in 2009, partly offset by an increase in revenues resulting from a 13% increase in natural gas liquids sales volumes.  The year-over-year volume increase was due in part to the negative impact on sales volumes in 2008 from Hurricane Ike.  Hurricane Ike, which made landfall at Galveston, Texas on September 13, 2008, temporarily shut-down third-party fractionation facilities, which caused a decline in natural gas liquids production volumes in and around the Permian Basin area through the end of November 2008.

The $22.9 million (3%) increase in crude oil sales revenues in 2009 versus 2008 was driven by a corresponding 3% increase in crude oil sales volumes.  As a result of KMP’s hedging activity, the realized weighted average price per barrel of oil was essentially flat across both 2009 and 2008, although average industry price levels for crude oil increased during 2009.

The $84.4 million (28%) decrease in the segment’s sales and transportation earnings in 2009 compared to 2008 was driven by a $78.2 million (23%) drop in revenues, including both a $65.4 million (28%) decrease in carbon dioxide sales revenues and a $9.7 million (11%) decrease in carbon dioxide and crude oil pipeline transportation revenues.  The decrease in carbon dioxide sales revenues was entirely price related, as the segment’s average price received from carbon dioxide sales in 2009 decreased 36% compared to the prior year, reducing revenues by $95.8 million.  The decrease resulting from the unfavorable price change more than offset a $30.4 million increase in carbon dioxide sales revenues resulting from higher sales volumes.  Total carbon dioxide sales volumes increased by 13% in 2009, due both to carbon dioxide expansion projects completed since the end of 2008, and to continued strong demand for carbon dioxide from tertiary oil recovery projects.

The decrease in carbon dioxide and crude oil pipeline transportation revenues in 2009 versus 2008 was mainly due to lower carbon dioxide transportation revenues from the Central Basin Pipeline, and lower crude oil transportation revenues from the Wink Pipeline.  Central Basin’s revenues were negatively impacted by lower weighted average transportation rates, due partly to the fact that a portion of its carbon dioxide transportation contracts is indexed to oil prices, which were lower in 2009.  Wink’s drop in revenues in 2009 was primarily due to lower pipeline loss allowance revenues, also resulting from lower market prices for crude oil relative to 2008.

For more information on KMP’s ownership interests in the net quantities of proved oil and gas reserves and its measures of discounted future net cash flows from oil and gas reserves, please see Note 20 to our consolidated financial statements included elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Terminals—KMP

	Year Ended December 31,
	2010	2009	2008
	(In millions, except operating statistics)
Revenues	$1,265.1	$1,109.0	$1,173.6
Operating expenses(a)	(629.2)	(536.8)	(631.8)
Other income (expense)(b)	3.3	25.0	(6.4)
Goodwill impairment(c)	-	-	(676.6)
Earnings from equity investments	1.7	0.7	2.7
Other, net-income	4.7	3.7	1.7
Income tax expense(d)	(5.3)	(5.2)	(19.7)
Earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$640.3	$596.4	$(156.5)

Bulk transload tonnage (MMtons)(e)	92.4	83.0	103.0
Ethanol (MMBbl)	57.9	32.6	30.7
Liquids leaseable capacity (MMBbl)	58.2	56.4	54.2
Liquids utilization %	96.2%	96.6%	97.5%
__________

(a)
2010 amount includes (i) a $6.4 million increase in expense from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities and (iii) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition.  2009 amount includes (i) a $0.9 million increase in expense associated with environmental liability adjustments; (ii) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (iii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving KMP’s Staten Island liquids terminal and (iv) a $0.3 million decrease in expense related to hurricane clean-up and repair activities.  2008 amount includes (i) a $5.3 million increase in expense related to hurricane clean-up and repair activities; (ii) a combined $2.8 million increase in expense from both the settlement of certain litigation matters related to KMP’s Elizabeth River bulk terminal and KMP’s Staten Island liquids terminal, and other legal liability adjustments; (iii) a $1.9 million increase in expense related to fire damage and repair activities and (iv) a $0.6 million decrease in expense, associated with environmental liability adjustments.

(b)
2010 amount includes (i) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a combined $5.5 million decrease in income from the amounts previously reported in KMP’s 2010 fourth quarter earnings release issued on January 19, 2011, associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010; and (iii) a $1.0 million casualty loss related to the write-off of assets.  2009 amount includes gains of $24.6 million from hurricane and fire casualty indemnifications.  2008 amount includes losses of $5.3 million from asset write-offs related to fire damage, and losses of $0.8 million from asset write-offs related to hurricane damage. Also, 2010, 2009 and 2008 amounts include decreases of earnings of $1.0 million, $2.6 million and $3.7 million, respectively, related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)	2008 amount includes a non-cash goodwill impairment charge of $676.6 million.
(d)
2010 amount includes a $1.4 million decrease in expense reflecting the tax effect (savings) on the decrease in income from the amounts previously reported in KMP’s 2010 fourth quarter earnings release issued on January 19, 2011,described in footnote (b). 2009 amount includes a $0.9 million increase in expense related to hurricane and fire casualty gains.  2008 amount includes a decrease in expense (reflecting tax savings) of $0.4 million related to hurricane clean-up and repair expenses and casualty losses.

(e)	Volumes for acquired terminals are included for all periods.

The Terminals—KMP business segment includes the operations of petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines—KMP segment), and all of coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. Combined, the certain items described in the footnotes to the table above decreased segment earnings before depreciation, depletion and amortization expenses by $6.2 million in 2010, increased earnings by $20.3 million in 2009 and decreased earnings by $695.4 million in 2008.

In addition, in each of the years 2010, 2009 and 2008, KMP has made terminal acquisitions in order to gain access to new markets and to complement and/or enlarge KMP’s existing terminal operations.  Combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $32.2 million, revenues of $59.2 million, and operating expenses of $27.3 million in 2010, and incremental earnings before depreciation, depletion and amortization of $4.6 million, revenues of $16.1 million, and operating expenses of $11.5 million in 2009. All of the incremental 2010 and 2009 amounts listed above represent the earnings, revenues and expenses from acquired terminals’

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

operations during the additional months of ownership in 2010 and 2009, respectively, and do not include increases or decreases during the same months KMP owned the assets in the respective prior year.  For more information on KMP’s acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues in both 2010 and 2009, when compared to the respective prior year.  The changes represent increases and decreases in terminal results at various locations for all terminal operations owned during identical periods in both pairs of comparable years.  KMP groups its bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows KMP’s management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Coast	$15.9	11%	$18.5	10%
West	13.8	28%	28.1	31%
Southeast	7.2	17%	11.1	12%
Mid-River	5.1	27%	19.7	34%
Ohio Valley	4.0	23%	9.7	17%
Ethanol	3.6	75%	4.2	65%
Lower River (Louisiana)	(6.3)	(13)%	(0.7)	(1)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(5.1)	(2)%	6.3	1%
Total Terminals—KMP	$38.2	7%	$96.9	9%

The earnings increase in 2010 compared to 2009 from the Gulf Coast terminals were driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of 2009.  For all liquids terminals combined, KMP increased its liquids leasable capacity by 1.8 million barrels (3.2%) during 2010 and, at the same time, its overall liquids utilization capacity rate (the ratio of its actual leased capacity to its estimated potential capacity) at the end of 2010 decreased by only 0.4% since the prior year-end.

The increase in earnings from the West region terminals was driven by incremental contributions from (i) the Vancouver Wharves bulk marine terminal, located on the north shore of Vancouver, British Columbia, Canada’s main harbor; (ii) the Kinder Morgan North 40 terminal, the crude oil tank farm KMP constructed near Edmonton, Alberta, Canada; (iii) the Washington State terminals located in Vancouver and Longview, Washington and (iv) the Portland, Oregon bulk terminal.  The combined increase in earnings was mainly due to higher transfer volumes of agricultural products and other bulk and liquids commodities, higher rate tonnage, and for the two Canadian terminals, favorable currency translation impacts from a strengthening of the Canadian dollar since the end of 2009.

Earnings from the Southeast, Mid-River, and Ohio Valley terminals, which are located in the Southeast and Central regions of the U.S., also increased in 2010, due largely to increased steel volumes from rebounding steel consumption consistent with the ongoing economic recovery.  For the Terminals—KMP segment combined, total steel tonnage increased by 8.0 million tons (48%) in 2010, when compared with the previous year.

The increase in earnings from the Ethanol terminals was driven by incremental services offered by KMP’s unit train terminaling facilities located at Richmond and Lomita, California.  In March 2010, KMP began operations at its newly-built Richmond terminal, which is serviced by the Burlington Northern Santa Fe railroad.  The increase in earnings from the Lomita rail ethanol terminal was driven by incremental offloading and distribution volumes, driven by California’s growing demand for reformulated fuel blend ethanol.  For the Terminals—KMP segment combined, ethanol volumes increased by 25.3 million barrels (78%) in 2010, primarily due to the growth in demand from the state of California and to the incremental handling activities from the terminal assets KMP acquired from US Development Group LLC in January 2010.

For 2010, earnings from the Lower River (Louisiana) terminal operations decreased compared to the prior year.  The decrease in earnings from the Lower River terminals was primarily due to lower earnings from both the International Marine Terminals facility, a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

by KMP, and the Westwego, Louisiana liquids terminal.  The decrease in IMT’s earnings was due to both a general loss in business in 2010, and a $3.2 million property casualty gain, recognized in 2009, on a vessel dock that was damaged in March 2008.  In September 2010, IMT experienced a catastrophic failure of its shiploader, which negatively impacted its ability to load vessels.  The decrease in earnings from the Westwego facility was primarily due to lower revenues resulting from a drop in petroleum fuel storage.

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Lower River (Louisiana)	$24.8	106%	$(9.5)	(9)%
Gulf Coast	16.6	12%	18.5	11%
West	10.4	27%	7.5	9%
Texas Petcoke	4.1	6%	(10.2)	(7)%
Mid-River	(10.2)	(35)%	(32.4)	(36)%
Ohio Valley	(7.7)	(36)%	(16.9)	(26)%
Materials Management (rail transloading)	(4.4)	(24)%	(12.8)	(26)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(1.0)	-	(24.9)	(5)%
Total Terminals—KMP	$32.6	6%	$(80.7)	(7)%

The increase in earnings before depreciation, depletion and amortization expenses from the Lower River (Louisiana) terminals in 2009 compared to 2008 was due mainly to lower income tax expenses, related to overall lower taxable income in many of KMP’s tax paying terminal subsidiaries, and higher earnings realized from both the International Marine Terminals facility (IMT) and the Geismar, Louisiana drumming facility.  The increase in earnings from IMT was largely due to both lower year-over-year operating expenses in 2009, which more than offset corresponding drops in revenues resulting from less dockage, fleeting and barge services, and as discussed above, a $3.2 million property casualty gain in the second quarter of 2009.  The increase in earnings from the Geismar facility was due to incremental terminal operations that began in the first quarter of 2009.

Similar to the 2010 increase, the increase in earnings from the Gulf Coast terminals in 2009 compared to 2008 was driven by higher liquids warehousing revenues, additional liquids storage capacity, and additional ancillary terminal services.  Combined, the Pasadena and Galena Park terminals brought an incremental 1.85 million barrels of liquids tankage capacity (including incremental truck loading capacity) online during 2009.

For all terminals combined, total liquids throughput volumes in 2009 were 1% higher than 2008, primarily due to both completed expansion projects and continued strong demand for distillate and ethanol volumes.  Expansion projects completed since the end of 2008 increased the liquids terminals’ leasable capacity to 56.4 million barrels at the end of 2009, up 4% from a capacity of 54.2 million barrels at the end of 2008.  In addition, the overall liquids utilization capacity rate at the end of 2009 decreased by only 1%, when compared to the prior year-end.

The increase in earnings in 2009 from the West region terminals was driven by incremental earnings from the North 40 and Vancouver Wharves terminals.  KMP completed construction and placed its North 40 terminal into service in the second quarter of 2008.  The increase in earnings from the Vancouver Wharves terminal was chiefly due to higher liquids revenues, due in part to expanded liquids facilities that began operating in April 2009, and to continued strong ship traffic during 2009 at the Port Metro Vancouver.

The increase in earnings from the Texas petroleum coke operations was driven by higher earnings realized from the Port of Houston, Port of Beaumont and Houston Refining operations.  The combined earnings increase from these operations was driven by higher petroleum coke throughput and production volumes, and by higher handling rates in 2009.  The increase in volumes was due in part to a new petroleum coke customer contract that boosted volume at the Port of Houston bulk facility, and in part to the negative impacts caused by Hurricane Ike in the third quarter of 2008.

The overall increase in segment earnings before depreciation, depletion and amortization in 2009 compared to 2008 from terminals owned in both comparable years was partly offset by lower earnings from the Mid-River, Ohio Valley and Materials Management terminals.  The decreases in earnings from these facilities were due primarily to lower import/export activity and lower overall business activity at various rail and terminal sites primarily involved in the handling and storage of steel and alloy products.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Due to the economic downturn that intensified in the last half of 2008, KMP experienced significant year-over-year volume and revenue declines at various owned and/or operated terminal facilities in 2009, when compared to 2008.  For the Terminals—KMP segment combined, bulk traffic tonnage decreased by 25.0 million tons (24%) in 2009 versus 2008, and revenues from terminals owned in both years decreased by $80.7 million (7%).  However, while the overall volume and revenue declines in 2009 were generally broad-based across all of the bulk terminals, the rate of decline in 2009 compared to 2008 slowed during the year.  Also, beginning at the start of 2009, the segment undertook various actions to manage costs and increase productivity, and for all terminals owned in both years, combined operating expenses decreased $97.9 million (16%) in 2009 compared to 2008.  In addition to the effects from the declines in bulk tonnage volumes described above, the expense reduction was generated by a combination of aggressive cost management actions related to operating expenses, certain productivity initiatives at various terminal sites, and year-over-year declines in commodity and fuel costs.

Kinder Morgan Canada—KMP

	Year Ended December 31,
	2010	2009	2008
	(In millions, except operating statistics)
Revenues	$268.5	$226.1	$198.9
Operating expenses	(91.6)	(72.5)	(68.0)
Earnings from equity investments	(3.3)	(4.1)	8.3
Interest income and Other, net-income (expense)(a)	15.8	23.9	(6.2)
Income tax benefit (expense)(b)	(7.8)	(18.9)	19.0
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$181.6	$154.5	$152.0

Transport volumes (MMBbl)(c)	108.4	102.5	86.7
__________

(a)	2008 amount includes a $12.3 million decrease in other non-operating income, due to certain non-cash Trans Mountain regulatory accounting adjustments.
(b)
2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.  2008 amount includes a $19.3 million decrease in expense associated with favorable changes in Canadian income tax rates, and a $6.6 million increase in expense due to certain non-cash Trans Mountain regulatory accounting adjustments.

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada—KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems and KMP’s one-third ownership interest in the Express crude oil pipeline system.

Combined, the certain items described in the footnotes to the table above decreased segment earnings before depreciation, depletion and amortization expenses by $11.2 million in 2009, and increased segment earnings before depreciation, depletion and amortization expenses by $0.4 million in 2008.  Following is information related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues in both 2010 and 2009, when compared to the respective prior year:

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$9.8	6%	$41.1	19%
Express Pipeline	7.3	96%	-	-
Jet Fuel Pipeline	(1.2)	(25)%	1.3	31%
Total Kinder Morgan Canada—KMP	$15.9	10%	$42.4	19%

The increase in the Kinder Morgan Canada—KMP business segment’s earnings before depreciation, depletion and amortization expense in 2010 compared to 2009 was driven by higher earnings from the Trans Mountain pipeline system and KMP’s investment in the Express pipeline system.  The overall $9.8 million (6%) increase in Trans Mountain’s

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

earnings in 2010 consisted of a $22.8 million (15%) increase due to higher operating income (revenues less operating expenses), and a combined $13.0 million (373%) decrease due to both lower income from foreign currency transactions (included in non-operating other income) and higher income tax expenses.

The increase in operating income (and related income tax expenses) was driven by higher crude oil volumes moving across Trans Mountain’s marine dock located in Port Metro Vancouver—system throughput volumes increased by 6% overall compared to 2009.  The decrease in income from foreign currency transactions was primarily attributable to lower currency gains on Trans Mountain’s outstanding, short-term, intercompany interest obligations payable in U.S. dollars.  Although the Canadian dollar did strengthen during 2010, gains from the revaluation of U.S.-based interest liabilities were lower in 2010 because the impact was not as favorable as in 2009.

The increase in earnings from KMP’s investment in the Express pipeline system was largely due to a $5.5 million decrease in year-over-year income tax expenses in 2010, and a $1.2 million increase in the interest income KMP earns from its long-term debt investment in Express.  The drop in income tax expense in 2010 compared to 2009 was mainly due to a valuation allowance release on previously established deferred tax balances, and the increase in interest income was due to favorable currency translation impacts in 2010 (described above).

Year Ended December 31, 2009 versus Year Ended December 31, 2008

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$18.1	13%	$26.1	13%
Jet Fuel Pipeline	2.8	127%	1.1	34%
Express Pipeline	(6.8)	(48)%	-	-
Total Kinder Morgan Canada—KMP	$14.1	9%	$27.2	14%

The $18.1 million (13%) increase in Trans Mountain’s earnings before depreciation, depletion and amortization expenses in 2009 compared to 2008 was driven primarily by a $26.1 million (13%) increase in operating revenues, and partly by higher net currency gains relative to 2008.  The increase in revenues reflected higher pipeline transportation revenues, due largely to an 18% increase in mainline delivery volumes resulting from both a significant increase in ship traffic during 2009 at Port Metro Vancouver and the completion of the Trans Mountain Pipeline Anchor Loop expansion project in October 2008.  The overall increase in Trans Mountain’s earnings was partially offset by higher year-over-year income tax expenses and lower income from allowances for capital funds used for pipeline system construction costs.

The increase in earnings from Jet Fuel in 2009 was driven by both higher pipeline transportation revenues and higher net currency gains (included within “Other, net income”).

The lower earnings from Express was primarily due to lower equity earning from KMP’s 33 1/3% ownership interest in the Express pipeline system, higher year-over-year income tax expense and higher net currency losses (included within “Other, net income”) in 2009.

NGPL PipeCo LLC

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Segment earnings (loss) before DD&A(a)	$(399.0)	$42.5	$129.8
__________

(a)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 6 to our consolidated financial statements included elsewhere in this report.

On February 15, 2008, we sold an 80% ownership interest in its NGPL PipeCo LLC business segment to Myria Acquisition Inc. (Myria) for approximately $5.9 billion.  As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest as an equity method investment. We continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2010 vs. 2009

2010 includes a non-cash impairment charge of $430.0 million. Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the remaining decrease of $11.5 million (27%) in our equity earnings for 2010, when compared to 2009.

For 2010, NGPL PipeCo LLC’s net income before impairment charges decreased by $57.4 million (27%) from $212.6 million for 2009 to $155.2 million for 2010. Results for 2010, relative to 2009, were negatively impacted by an $88.5 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales) from $876.9 million in 2009 to $788.4 million in 2010, primarily resulting from reduced rates and volumes on transportation and storage services and a reduction in net fuel collections. These reductions are partially attributable to the settlement of NGPL PipeCo LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 6 to our consolidated financial statements included elsewhere in this report) and lower contracted rates and volumes on the system in 2010 than in 2009. In addition, 2010 earnings were negatively impacted by (i) a $13.0 million increase in operating expenses due, in part, to increased pipeline system integrity management and testing programs and other pipeline operations costs and (ii) a $2.9 million net decrease in other pre-tax income. These negative impacts were partially offset by a $47.0 million reduction in income tax expense principally due to (i) a reduction in pre-tax income and (ii) the inclusion in 2009 results of an increase in tax expense associated with a deferred tax liability adjustment due to an effective tax rate increase.

Year Ended December 31, 2009 vs. 2008

The $87.3 million (67%) decrease in segment earnings before DD&A between the years ended December 31, 2009 and 2008 in the NGPL PipeCo LLC reportable segment was primarily due to the February 15, 2008, sale of an 80% ownership interest in NGPL PipeCo LLC to Myria Acquisition Inc. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment.  Segment earnings before DD&A at the 100% asset ownership level were $89.7 million for the period from January 1, 2008 to February 14, 2008 and for the period February 15, 2008 to December 31, 2008 our equity earnings were $40.1 million.

NGPL PipeCo LLC’s net income, at the 100% ownership level, decreased by $17.8 million (7.7%) from $230.4 million in 2008 to $212.6 million in 2009. Results for 2009, relative to 2008, were negatively impacted by (i) a $21.8 million decrease in gross margin from $898.7 million in 2008 to $876.9 million in 2009, (ii), the inclusion in 2008 results of $5.6 million of net gains on sales of land, (iii) a $2.7 million net decrease in other pre-tax income and (iv) an $8.7 million increase in income tax expense due to an increase in the effective tax rate applicable to state income taxes, partially offset by a decrease in pre-tax earnings. These negative impacts were partially offset by a $21.0 million decrease in operations and maintenance expenses due, in part, to lower costs for transmission system integrity management programs, lower electric power costs and 2009 insurance recoveries related to Hurricane Ike. The decrease in gross margin from 2008 to 2009 was principally attributable to (i) a $30.2 million reduction in gross profit from operational natural gas sales due largely to lower natural gas prices; (ii) $21.0 million of charges in 2009 to reduce the carrying value of current storage gas inventories to reflect the reduced market price of natural gas and (iii) a $4.3 million net reduction in other miscellaneous gross profit items, partially offset by a $33.7 million increase from natural gas transportation and storage services. NGPL’s operational natural gas sales are primarily made possible by its collection of fuel in-kind pursuant to its transportation tariffs and sale of storage cushion gas volumes.

Power

This segment consisted of our operation of a 550-megawatt natural gas-fired electric generation facility in Michigan (Triton Power), which was sold on October 22, 2010. The Power segment also includes a 105-megawatt natural gas-fired power plant in Snyder, Texas that generates electricity for the CO2—KMP business segment’s SACROC operations, the plant’s sole customer, under a cost reimbursement agreement.  Due to Triton Power’s sale, in future periods we will not report Power as a separate business segment.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues(a)	9.4	$40.4	$44.0
Operating expenses and noncontrolling interests(a)	(5.3)	(35.6)	(38.3)
Segment earnings before DD&A	$4.1	$4.8	$5.7
__________

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, beginning on January 1, 2010, Triton Power operations were no longer consolidated into our financial statements, but were treated as an equity investment, resulting in decreases to revenues, operating expenses and noncontrolling interests with no impact to segment earnings before DD&A. See Note 18 to our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2010 vs. 2009

Power’s segment earnings before DD&A decreased by $0.7 million for the year ended December 31, 2010 as compared to 2009, primarily due to the sale of Triton Power on October 22, 2010.

Year Ended December 31, 2009 vs. 2008

Power’s segment earnings before DD&A decreased by $0.9 million for the year ended December 31, 2009 as compared to 2008, primarily due to lower operating fees at the Snyder Plant, which we operate on behalf of the CO2—KMP business segment.

Other

	Year Ended December 31,
	2010	2009	2008
	(In millions)
KMI general and administrative expense(a)(b)	$(255.9)	$(42.7)	$(54.6)
KMP general and administrative expense(c)	(375.2)	(330.3)	(297.9)
Consolidated general and administrative expense	$(631.1)	$(373.0)	$(352.5)

KMI interest expense, net of interest income	$(160.0)	$(164.4)	$(240.1)
KMP interest expense, net of interest income(d)	(484.9)	(409.0)	(388.2)
Other, net(e)	(7.7)	(10.3)	4.7
Unallocable interest expense net of interest income and other, net	$(652.6)	$(583.7)	$(623.6)

KMR noncontrolling interests	$(67.1)	$(53.6)	$(80.5)
KMP noncontrolling interests	(276.1)	(210.0)	(302.4)
Triton noncontrolling interests(f)	-	(11.3)	(13.0)
Other noncontrolling interests	2.3	(3.2)	(0.2)
Net income attributable to noncontrolling interests	$(340.9)	$(278.1)	$(396.1)
_____________

(a)	2010 amount includes $200 million Going Private Transaction litigation settlement; see Note 16 of our consolidated financial statements included elsewhere in this report.
(b)
For 2010, 2009 and 2008, the NGPL PipeCo LLC fixed fee revenues of $47.2 million, $45.8 million and $39.0 million, respectively, have been recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income. Also, see Note 11 to our consolidated financial statements included elsewhere in this report.

(c)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services.  2010 amount includes increases in expense of $4.2 million for certain KMP asset and business acquisition costs.  2010 amount also includes an increase in KMP legal expense of $1.6 million associated with certain items such as legal settlements and pipeline failures, and a decrease in expense of $0.2 million related to KMP capitalized overhead costs associated with the 2008 hurricane season.  2009 amount includes (i) increases in expense of $2.3 million for certain KMP asset and business acquisition costs that were capitalized under prior accounting standards; (ii) a $1.3 million increase in expense for certain KMP land transfer taxes associated with KMP’s 2007 TransMountain acquisition and (iii) decreases in expense of $2.7 million from KMP capitalized overhead costs associated with the 2008 hurricane season.

(d)
2010 amount includes increases in imputed interest expense of $1.1 million and 2009 amounts include increases in imputed interest expense of $1.6 million all related to KMP’s 2007 Cochin Pipeline acquisition.

(e)	“Other, net” primarily represents offset to noncontrolling interests and interest income shown above and included in segment earnings.
(f)	2010 amount reflects our deconsolidation of Triton Power effective January 1, 2010. See Note 18 to our consolidated financial statements included elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2010 vs. 2009

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests. Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

For 2010, the certain items described in footnote (c) to the table above increased KMP’s general and administrative expenses by $4.7 million when compared with 2009. The remaining $40.2 million (12%) year-to-year increase in expenses included increases of (i) $21.9 million from higher employee benefit and payroll tax expenses; (ii) $5.7 million from higher overall corporate insurance expenses and (iii) $5.2 million from higher unallocated legal expenses.

The increase in KMP’s benefit and payroll tax expenses was mainly due to the overall variability in year-over-year health and medical costs, higher wage rates and a larger year-over-year labor force.  The increases in KMP’s insurance expenses were primarily due to higher expense accruals in 2010, related to year-over-year increases in commercial property and liability insurance costs, and partly due to incremental premium taxes.  The increase in legal expenses was primarily due to higher outside legal services in 2010.

For 2010, the certain items described in footnote (a) to the table above increased the KMI general and administrative expenses by $200.0 million for 2010 when compared to 2009.  The remaining $13.2 million (31%) year-over-year increase included a $5.1 million increase in Going Private Transaction litigation expenses and a $7.5 million increase in other legal expenses.

We report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (d) to the table above, the combined unallocable interest expense, net of interest income, increased $72.0 million (13%) in 2010 when compared to 2009. The increase in interest expense was attributable to higher average KMP debt balances in 2010, and partly offset by lower effective interest rates. Average KMP borrowings for 2010 increased 16% when compared to 2009, largely due to the capital expenditures, investment contributions and external business acquisitions KMP has made since last year. For more information on KMP’s capital expenditures, capital contributions, and acquisition expenditures, see “Liquidity and Capital Resources.” The weighted average interest rate on KMP’s borrowings decreased 5% in 2010 compared to 2009. The decrease was due primarily to a general drop in variable interest rates since the beginning of 2009, including decreases in the variable interest rate KMP paid on the borrowings made under its revolving bank credit facility and commercial paper program.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to the long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve a desired mix of fixed and variable rate debt, and in periods of falling interest rates, these swaps result in period-to-period decreases in interest expense.

As of December 31, 2010, approximately 20% (or approximately 34% when excluding the $750 million of senior notes that matured on January 5, 2011) of Kinder Morgan Kansas, Inc.'s and 47% of KMP’s debt balances of $3,623.8 million and $11,546.1 million, respectively, (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 13 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, increased $62.8 million (23%) for 2010 as compared to 2009. The increase is primarily due to a reduction in the incentive distribution we received from KMP due to a KMP interim capital transaction. See Note 16 to our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2009 vs. 2008

Consolidated general and administrative expense increased $20.5 million (5.8%) in 2009 compared to 2008.  The $32.4 million (10.9%) increase in KMP’s general and administrative expense includes $15.8 million from higher employee benefit and payroll tax expenses in 2009 and $10.7 million due to fewer overhead expenses meeting the criteria

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

for capitalization. KMI’s general and administrative expense, which decreased $11.9 million (21.8%), includes an $8.4 million decrease in legal costs for 2009 as compared to 2008.

The $39.9 million (6.4%) decrease in interest and other, net for 2009 relative to 2008, was primarily due from using $5.9 billion of proceeds received from the sale of an 80% ownership interest in NGPL PipeCo LLC to pay down debt in early 2008.  This reduction in our interest expense was partially offset by higher interest expense from increased debt balances at KMP required to support its capital expansion programs.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, decreased $118.0 million in 2009 (29.8%) when compared to 2008.  The decrease in our noncontrolling interests was primarily due to our lower net income in 2009 from our consolidated subsidiaries.

Income Taxes—Continuing Operations

Year Ended December 31, 2010 vs. 2009

The $159.0  million decrease in tax expense to $167.6 million for 2010 is primarily due to (i) a decrease in pretax income due to the Going Private Transaction litigation settlement (see Note 16  “Litigation, Environmental and Other Contingencies―Going Private Litigation” to our consolidated financial statements included elsewhere in this report); (ii) a decrease in pretax income due to a lower distribution from KMP for the third quarter of 2010 as a result of an interim capital transaction (see Note 16 “Litigation, Environmental and Other Contingencies―Federal Energy Regulatory Commission Proceedings―SFPP,” to our accompanying consolidated financial statements included elsewhere in this report); (iii) a decrease in pre-tax income due to a $430.0 million impairment of our investment in NGPL PipeCo LLC (see Note 6, “Investments―NGPL” to our consolidated financial statements included elsewhere in this report); (iv) lower state income taxes; (v) an adjustment to deferred tax liabilities related to certain Kinder Morgan Canada subsidiaries; (vi) adjustments to the deferred tax liability related to our investments in NGPL, Triton Power and our employee benefit trust; (vii) lower adjustments in 2010 to true-up our book tax provision to the federal and state tax returns filed; and (viii) changes in nondeductible goodwill related to our investment in KMP. The decrease is partially offset by (i) a lower dividends-received deduction (relative to lower dividends received) from our 20% ownership interest in NGPL, (ii) the impact on deferred taxes of an increase in our state tax rate; (iii) adjustments to our reserve for uncertain tax positions and (iv) an adjustment to the deferred tax liability related to our investment in KMR as discussed following.

As explained in our Dividend Policy and Distributions discussion below, after our initial public offering we intend periodically to sell the KMR shares we receive as distributions from KMR. Since we no longer expect to recover our investment in KMR in a tax-free manner, a deferred tax liability was recorded resulting in a $79.5 million increase to income tax expense in 2010.

Year Ended December 31, 2009 vs. 2008

The $22.3 million increase in tax expense to $326.6 million for 2009 as compared to $304.3 million for 2008 is primarily due to (i) certain one–time non-cash deferred tax expenses related to (a) the restructuring of certain subsidiaries of Kinder Morgan Canada—KMP and us; (b) the treatment of Trans Mountain Pipeline Inc., a subsidiary of Kinder Morgan Canada—KMP, as a non–regulated entity, (c) the impact on deferred taxes of a decrease in Kinder Morgan Canada—KMP’s Canadian tax rate in 2008 and (ii) higher state income taxes.  The increase is partially offset by (i) the tax impact on lower pretax earnings of KMR and KMP’s domestic corporate subsidiaries; (ii) an increase in nondeductible goodwill related to our investment in KMP; (iii) the impact on deferred taxes of a decrease in our state tax rate; (v) lower additions in 2009 to our reserve for uncertain tax provisions; (iv) lower adjustments in 2009 to true-up our book tax provision to the federal and state tax returns filed and (vi) small out-of-period adjustments related to current and deferred taxes.

See Note 4 to our consolidated financial statements included elsewhere in this report for additional information on income taxes.

Liquidity and Capital Resources

General

As of December 31, 2010, we believe our balance sheet and liquidity positions remained strong.  Cash and cash equivalents on hand at December 31, 2010 was $502.4 million. We believe that we and our subsidiaries and investments, including KMP, have liquidity and access to financial resources, as demonstrated through our results for the year ended

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

December 31, 2010 as discussed below, sufficient to meet future requirements for working capital, debt repayment and apital expenditures associated with existing and future expansion projects, along with payment of our dividends and KMP’s distributions.

▪	We have generated $1,911.0 million in cash from operations during 2010;

▪	Kinder Morgan Kansas, Inc.’s successful issuance of $750.0 million in principal amount of long-term senior notes in the fourth quarter of 2010 that generated $744.2 million in net proceeds;

▪
In 2010, KMP demonstrated its continued access to the equity market by raising approximately $758.7 million in net proceeds from equity offerings in the aggregate of 11.6 million additional common units;

▪	KMP demonstrated substantial flexibility in the debt market by issuing $1.0 billion in principal amount of long-term senior notes in 2010 that generated $993.1 million in net proceeds;

▪	KMP successfully renegotiated its previous $1.79 billion credit facility that was due August 18, 2010, replacing it with a new $2.0 billion three-year senior unreserved revolving credit facility; and

▪
Kinder Morgan Kansas, Inc. had available credit capacity of approximately $959.4 million, and KMP had available credit capacity of approximately $1,241.1 million under existing bank credit facilities as of December 31, 2010.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures which do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our dividends to our shareholders. Our cash requirements continue to be met through cash from our operations, KMP’s borrowings under its senior unsecured revolving bank credit facility, KMP’s issuance of long-term notes or additional common units, or the proceeds from purchases of additional KMP’s i-units by KMR with the proceeds from issuances of additional KMR shares, borrowings under Kinder Morgan Kansas, Inc.’s secured revolving bank credit facility and Kinder Morgan Kansas, Inc.’s issuance of long-term senior notes.

Credit Ratings and Capital Market Liquidity

As part of KMP's financial strategy, it tries to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional KMP limited partner units in connection with its acquisitions and expansion activities in order to maintain acceptable financial ratios. Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively.

On February 23, 2011, Moody's Investor Services revised its outlook on KMP's short-term credit rating to stable from negative and upgraded KMP’s short term debt rating to Prime 2 (P2). On February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3. The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of the Rockies Express, Midcontinent Express and Kinder Morgan Louisiana natural gas pipeline systems. As a result of this upward revision to KMP’s short-term rating, KMP currently has additional access to the commercial paper market that was not available prior to this rating change. KMP expects that its short-term liquidity needs will be met through borrowings made under its bank credit facility and its commercial paper program. Nevertheless, KMP’s ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Additionally, some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from current global economic conditions, changes in commodity prices or otherwise. KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers. KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on its obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, KMP believes it has provided adequate allowance for such customers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Short-term Liquidity

Our principal sources of short-term liquidity are Kinder Morgan Kansas, Inc.’s revolving bank credit facility, KMP’s revolving bank credit facility and cash provided by operations. The bank credit facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program. KMP’s facility can be amended to allow for borrowings up to $2.3 billion. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to the bank credit facilities (discussed above in “—General”) and currently, we believe our liquidity to be adequate.

The following represents the revolving credit facilities that were available to Kinder Morgan Kansas, Inc. and its subsidiary, KMP, short-term debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit and (ii) outstanding borrowings under Kinder Morgan Kansas, Inc.’s credit facility and KMP’s commercial paper program.

	At December 31, 2010
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
Kinder Morgan Kansas, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$-	$959.4

KMP
$2.0 billion, three-year unsecured revolver, due June 2013	$522.1	$1,241.1

Our total balance of short-term debt as of December 31, 2010 was $2,013.3 million, primarily consisting of (i) $750.0 million in principal amount of Kinder Morgan Kansas, Inc.’s 5.35% series senior notes that matured on January 5, 2011; (ii) $700.0 million in principal amount of KMP’s 6.75% senior notes that mature March 15, 2011 and (iii) $522.1 million of commercial paper under KMP’s bank credit facility. As of December 31, 2009, our total balance of short-term debt was $768.7 million. Kinder Morgan Kansas, Inc. and KMP intend to refinance current short-term debt and any additional short-term debt incurred during the remainder of the year through a combination of long-term debt, commercial paper and/or bank credit facility borrowings. KMP also can issue equity to refinance its current short-term debt.

We had working capital deficits (current assets minus current liabilities) of $1,857.2 million as of December 31, 2010 and $938.9 million as of December 31, 2009. The unfavorable change from 2009 was primarily due to (i) $750.0 million in principal amount of Kinder Morgan Kansas, Inc.’s 5.35% senior notes that matured on January 5, 2011 being reclassified from long-term to short-term debt and (ii) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 being reclassified from long-term to short-term debt. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances. As a result, our working capital balance could return to a surplus in future periods. A working capital deficit is not unusual for us or for other companies similar in size and scope to us, and we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets and committed lines of credit to satisfy current liabilities and maturing obligations when they come due.

Long-term Financing

From time to time, Kinder Morgan Kansas, Inc. or KMP issue long-term debt securities, often referred to as senior notes.  All of the senior notes of Kinder Morgan Kansas, Inc. or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  All of these outstanding senior notes are unsecured obligations that rank equally with all of the other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries.  Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.  For additional information on these debt securities and on the 2010 and 2009 debt related transactions, including issuances of senior notes, see Note 8 to our consolidated financial statements included elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

As of December 31, 2010 and 2009, our net carrying value of the various series of Kinder Morgan Kansas, Inc. and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion and excluding the value of interest rate swaps was $3,623.8 million and $2,873.3 million, respectively. The amount outstanding at December 31, 2010 includes the $750.0 million of 5.35% senior notes paid on January 5, 2011 (see Note 8 to our consolidated financial statements included elsewhere in this report). As of December 31, 2010 and 2009, our net carrying value (including purchase accounting adjustments) of the various series of KMP and its subsidiaries’ various long-term borrowings, including the current portion and excluding the value of interest rate swaps, was $11,024.0 million and $10,304.0 million, respectively.  To date, our debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.  Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.

We and our subsidiaries, including KMP, are subject, however, to conditions in the equity and debt markets and there can be no assurance we will be able or willing to access the public or private markets for equity and/or long-term senior notes in the future.  If we were unable or unwilling to access the equity markets, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our subsidiaries’ credit ratings.  Furthermore, Our subsidiaries’ ability to access the public and private debt markets is affected by their respective credit ratings.  See “—Credit Ratings and Capital Market Liquidity” above for a discussion of KMP’s credit ratings.

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset, and for the year ended December 31, 2010 our sustaining capital expenditures were $180.8 million (including $179.2 million associated with KMP).  This amount included $0.2 million for KMP’s proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) KinderHawk Field Services LLC; (iv) Cypress Interstate Pipeline LLC and (v) Fayetteville Express Pipeline LLC.  For the year ended December 31, 2009, our sustaining capital expenditures totaled $172.7 million (including $172.0 million associated with KMP and $0.2 million for KMP’s proportionate share of Rockies Express’ sustaining capital expenditures).  Our forecasted expenditures for 2011 for sustaining capital expenditures are approximately $225.5 million (including $6.9 million for KMP’s proportionate shares of Rockies Express, Midcontinent Express, KinderHawk, Cypress, and Fayetteville Express).

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  In addition to utilizing cash generated from their own operations, both Rockies Express and Midcontinent Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, issuing their own long-term notes, or with proceeds from contributions received from their member owners.  Similarly, KinderHawk Field Services can fund its cash requirements for expansion capital expenditures with cash generated from its own operations, through borrowings under its own credit facility, or with proceeds from contributions received from its two member owners.  KMP has no contingent debt obligation with respect to either Rockies Express Pipeline LLC or KinderHawk Field Services LLC; however, KMP guarantees both 50% of Midcontinent Express Pipeline LLC’s bank credit facility borrowings and 50% of Fayetteville Express Pipeline LLC’s bank credit facility borrowings.  For information on our contingent debt obligations, see Note 12 to our consolidated financial statements included elsewhere in this report.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  Our discretionary capital expenditures for each of the two years ended December 31, 2010 and 2009 were $821.9 million and $1,151.8 million, respectively, and were associated entirely with KMP.  The year-to-year decrease in discretionary capital expenditures was largely due to the higher investment undertaken in 2009 to construct KMP’s Kinder Morgan Louisiana natural gas pipeline system and to expand and improve our Products Pipelines—KMP and Terminals—KMP business segments.  Generally, KMP initially funds its discretionary capital expenditures through borrowings under its bank credit facility or its commercial paper program until the amount borrowed is of sufficient size to cost effectively offer either debt, equity, or both.  KMP has forecasted $795.6 million for discretionary capital expenditures in its 2011 budget. This amount does not include forecasted capital contributions to its equity investees or forecasted expenditures for asset acquisitions.

Capital Contributions

In addition to its discretionary capital expenditures, KMP contributed a combined $299.3 million to its equity investees in 2010.  In 2009, KMP made equity investment contributions of $2,051.8 million.  The decrease in contributions in 2010 was driven by the incremental contributions KMP made in 2009 to Rockies Express Pipeline LLC,

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

Midcontinent Express Pipeline LLC, and Fayetteville Express Pipeline LLC (all three reported as investments on our balance sheet and accounted for under the equity method of accounting).  Combined, KMP contributed $2,040.8 million in 2009 to partially fund (i) their respective Rockies Express, Midcontinent Express, and Fayetteville Express pipeline construction and/or pre-construction costs and (ii) the repayment of senior notes by Rockies Express in August 2009.

KMP’s 2010 contributions primarily consisted of a combined $216.5 million contributed to Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC.  Fayetteville Express Pipeline LLC funded its 2010 pipeline construction costs with borrowings under its own $1.1 billion, unsecured revolving bank credit facility that is due in May 2012.  Generally, KMP funds its equity investment contributions through borrowings under its bank credit facility or its commercial paper program.  To the extent these sources of funding are not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units for cash.

Capital Requirements for Recent Transactions

For each of the years ended December 31, 2010 and 2009, KMP’s net cash outlays for the acquisition of assets and investments totaled $1,213.2 million and $328.9 million, respectively.  KMP’s 2010 cash outlays for strategic business acquisitions primarily consisted of (i) $921.4 million for a 50% equity ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business (now KinderHawk Field Services LLC); (ii) $114.3 million for three unit train ethanol handling terminals acquired from US Development Group LLC and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries.  With the exception of the terminal assets acquired from US Development Group LLC, which was partially acquired by the issuance of additional common units, KMP utilized its commercial paper program to fund its 2010 acquisitions and then reduced its short-term borrowings with the proceeds from its 2010 equity issuances and its May 2010 issuance of long-term senior notes.  Including both the value of common units KMP issued as consideration in the acquisition of assets and the cash related to acquisitions that it placed in escrow as of December 31, 2010, KMP’s outlays for the acquisition of assets and investments totaled $1,344.9 million in 2010.

KMP’s cash payments for acquired assets and investments in 2009 included $265.3 million for its acquisition of the natural gas treating business from Crosstex Energy L.P. and Crosstex Energy, Inc., and $36.0 million for its 40% membership interest in Endeavor Gathering LLC.  KMP utilized its bank credit facility to fund its significant 2009 acquisitions and then reduced its short-term borrowings with the proceeds from its 2009 issuances of common units and senior notes.  All of KMP’s significant 2010 and 2009 acquisitions are discussed further in Note 3 to our consolidated financial statements included elsewhere in this report.

Off Balance Sheet Arrangements

We have invested in entities that are not consolidated in our financial statements.  For information on KMP’s obligations with respect to these investments, as well as KMP’s obligations with respect to related letters of credit, see Note 12 to our consolidated financial statements included elsewhere in this report.  Additional information regarding the nature and business purpose of our investments is included in Note 6 to our consolidated financial statements included elsewhere in this report.

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual Obligations:
Debt borrowings-principal payments	$15,230.8	$2,012.4	$2,814.9	$1,050.8	$9,352.7

Interest payments(a)	11,072.8	846.4	1,518.8	1,337.0	7,370.6
Lease obligations(b)	225.6	49.6	68.1	44.9	63.0
Pension and postretirement welfare plans(c)	355.3	29.0	60.9	66.0	199.4
Other obligations(d)	15.0	10.0	3.3	0.6	1.1
Total	$26,899.5	$2,947.4	$4,466.0	$2,499.3	$16,986.8

Other commercial commitments:
Standby letters of credit(e)	$357.3	$357.3	$-	$-	$-
Capital expenditures(f)	$303.4	$303.4	$-	$-	$-
____________

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

(a)	Interest payment obligations exclude adjustments for interest rate swap agreements.
(b)	Represents commitments pursuant to the terms of operating lease agreements.
(c)	Represents expected benefit payments from pension and postretirement welfare plans as of December 31, 2010.
(d)
For the Less than 1 year column, represents (i) $5.0 million due under casualty insurance deductibles; (ii) $3.7 million due under carbon dioxide take-or-pay contracts and (iii) $1.3 million due pursuant to KMP’s purchase and sale agreement with Gas-Chill, Inc. for the acquisition of certain natural gas treating assets effective September 1, 2010.  For the 1-3 years column, represents (i) $2.0 million due pursuant to KMP’s purchase and sale agreement with Slay Industries for the acquisition of certain bulk and liquid terminal assets effective March 5, 2010 and (ii) $1.3 million due pursuant to KMP’s purchase and sale agreement with Gas-Chill, Inc.  For the 3-5 years column, represents amounts due pursuant to KMP’s purchase and sale agreement with Slay Industries.  For the More than 5 years column, represents amounts due pursuant to KMP’s purchase and sale agreement with Slay Industries.

(e)
The $357.3 million in letters of credit outstanding as of December 31, 2010 consisted of the following: (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a $55.0 million letter of credit supporting KMP’s pipeline and terminal operations in Canada; (iii) a combined $40.1 million in three letters of credit required under provisions of our property and casualty, worker’s compensation and general liability insurance policies; (iv) KMP’s $30.3 million guarantee under letters of credit totaling $45.5 million supporting KMP’s International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (v) a $25.4 million letter of credit supporting KMP’s Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (vi) a $24.1 million letter of credit supporting KMP’s Kinder Morgan Operating L.P. “B” tax-exempt bonds; (vii) an $18.3 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; (viii) a $16.2 million letter of credit supporting debt securities issued by the Express pipeline system; (ix) a $16.1 million letter of credit supporting KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (x) a combined $16.6 million in eight letters of credit supporting environmental and other obligations of KMP and its subsidiaries.

(f)	Represents commitments for the purchase of plant, property and equipment as of December 31, 2010.

Other Contingent Commitments:	Contingency	Amount of Contingent Liability at December 31, 2010
Guarantor of the Bushton Gas processing plant lease(a)	Default by ONEOK, Inc.	Total $30.6 million, ending in May 2011.
____________

(a)
In conjunction with our sale of the Bushton gas processing facility to ONEOK, Inc., at December 31, 1999, ONEOK, Inc. became primarily liable under the associated operating lease and we became secondarily liable.  Should ONEOK, Inc. fail to make payments as required under the lease, we would be required to make such payments, with recourse only to ONEOK, Inc.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$1,911.0	$1,587.5	$1,396.8
Investing activities	(2,287.1)	(3,477.5)	3,210.0
Financing activities	710.6	1,931.0	(4,628.1)

Effect of Exchange Rate Changes on Cash	2.3	6.0	(8.7)

Net Increase (Decrease) in Cash and Cash Equivalents	$336.8	$47.0	$(30.0)

Operating Activities

Net cash provided by operating activities was $1,911.0 million in 2010, versus $1,587.5 million in 2009. The net increase of $323.5 million (20%) in cash provided by operating activities in the year ended December 31, 2010 compared to the respective 2009 period was primarily attributable to:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

▪
a $454.7 million increase in cash inflows relative to net changes in working capital items, primarily driven by (i) a $254.2 million decrease in cash used for income tax payments, net of refunds; (ii) a $147.4 million increase in cash from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), due primarily to the timing of invoices received from customers and paid to vendors and suppliers and (iii) an $84.0 million increase in cash from higher payments in 2009 for natural gas storage on KMP’s Kinder Morgan Texas Pipeline system;

▪
a $76.5 million increase in cash from overall higher net income after adjusting for non-cash items, including (i) a $430.0 million impairment charge in 2010 on our investment in NGPL PipeCo LLC; (ii) a $154.0 million increase in expense from the combined effect of KMP’s rate case liability adjustments (which increased expenses by $172.0 million in 2010 and by $18.0 million in 2009, respectively); (iii) a $23.9 million decrease in expense due to lower ineffectiveness on crude oil price hedges, and to lower expenses from the discontinuance of hedge accounting on certain energy commodity derivative contracts and (iv) a $23.8 million decrease in expense associated with adjustments to long-term receivables for environmental cost recoveries that increased operating expenses in 2009. The year-to-year change in net income from our seven reportable business segments and change in general and administrative expenses (including the $200 million 2010 settlement of litigation related to the Going Private Transaction) is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪	a $47.8 million increase in cash attributable to higher net cash inflows from transportation and dock payments received from Trans Mountain pipeline system customers;

▪
a $190.8 million decrease in cash attributable to higher payments made in 2010 for transportation rate settlements, refunds and reparations made pursuant to certain legal settlements reached with various shippers on KMP’s Pacific operations’ refined products pipelines. In June 2010, KMP paid $206.3 million to eleven of twelve shippers regarding the settlement of various transportation rate challenges filed with the FERC dating back as early as 1992. In May 2009, KMP made refund and settlement payments totaling $15.5 million to various shippers in connection with certain East Line rate settlement agreements; and

▪
a $57.2 million decrease in cash primarily reflecting a reduction in the portion of distributions received from equity investments treated as distributions of equity earnings. Current accounting practice requires us to classify and report cumulative cash distributions in excess of cumulative equity earnings as a return of capital rather than as a distribution of cumulative equity earnings. None of the $34.7 million in distributions received from our equity investment in NGPL PipeCo LLC in 2010 were treated as a distribution of earnings from this equity investment; conversely, $42.5 million of distributions received from NGPL PipeCo LLC in 2009 were recognized as a distribution of earnings from this equity investment (see also the discussion of distributions from equity earnings following in “—Cash Flows—Investing Activities.”

Investing Activities

Net cash used in investing activities was $2,287.1 million in 2010, versus $3,477.5 million in 2009. The net increase in cash of $1,190.4 million in investing activities in the year ended December 31, 2010 compared to the respective 2009 period was primarily attributable to:

▪	a $1,752.5 million increase in cash due to lower contributions to equity investees, as described above in “—Capital Contributions;”

▪	a $321.8 million increase in cash due to lower capital expenditures, as described above in “—Capital Expenditures;”

▪
a $98.8 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received in 2010 from equity investees, primarily related to the (i) combined $179.2 million in capital distributions KMP received from its equity investments in Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC and KinderHawk Field Services LLC in 2010, versus the $112.0 million of capital distributions KMP received in 2009 from its equity investment in Fayetteville Express Pipeline LLC and (ii) $34.7 million in capital distributions we received in 2010 compared to the $13.7 million we received in 2009 from our equity investment in NGPL PipeCo LLC.

Return of capital distributions represent distributions paid out by our and KMP’s equity investees in excess of the income they generated.  KMP’s 2009 return of capital from Fayetteville Express represents a reimbursement to KMP for prior contributions it made to fund Fayetteville Express’ pre-construction costs for the pipeline system.  In November 2009, Fayetteville Express Pipeline LLC entered into and then made borrowings under a new $1.1 billion unsecured revolving credit facility due in May 2012.  It then made distributions to its two member owners (Energy Transfer Partners, L.P. and KMP) to reimburse them for prior contributions;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

▪	a $20.3 million increase in cash due to a decrease in investments in margin and restricted deposits;

▪	an $884.3 million decrease in cash due to higher acquisitions of assets and investments, as described above in “—Capital Requirements for Recent Transactions;”

▪	a $109.6 million decrease in cash due to the full repayment received in 2009 of a loan KMP made in December 2008 to a single customer of its Texas intrastate natural gas pipeline group; and

▪
a $17.5 million decrease in cash resulting from the deconsolidation of Triton Power Company LLC from our consolidated financial statements upon the adoption of Accounting Standards Update No. 2009-17 (see Note 18 to our consolidated financial statements included elsewhere in this report).

Financing Activities

Net cash provided by financing activities was $710.6 million in 2010, versus $1,931.0 million in 2009. The net decrease of $1,220.4 million in cash provided by financing activities in the year ended December 31, 2010 compared to the respective 2009 period was primarily attributable to:

▪
a $675.6 million decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The decrease was primarily due a $1,091.3 million decrease in cash from overall debt financing activities of KMP and primarily consists of (i) a $987.6 million decrease in cash due to lower net issuances and repayments of KMP’s senior notes; (ii) a $600.0 million decrease in cash from lower net borrowings under KMP’s bank credit facility and (iii) a $522.1 million increase in cash due to net commercial paper borrowings by KMP in 2010 (KMP had no commercial paper borrowings as of December 31, 2009).  Partially offsetting KMP’s overall debt financing activities for the period was an increase of $415.7 million in cash from Kinder Morgan Kansas, Inc.’s overall debt financing activities consisting primarily of (i) $744.2 million in net proceeds received from the issuance of senior notes by Kinder Morgan Finance Company, LLC, a wholly owned subsidiary of Kinder Morgan Kansas, Inc. and (ii) a $333.2 million decrease in cash due to increased net borrowings under Kinder Morgan Kansas, Inc.’s credit facility;

The largely offsetting increases and decreases in cash from KMP’s commercial paper and credit facility borrowings, respectively, were related in part to its short-term credit rating upgrade discussed above in “—Credit Ratings and Capital Market Liquidity.”  All of Kinder Morgan Kansas, Inc. and KMP’s 2010 and 2009 senior note offerings and repayments are discussed in Note 8 to our consolidated financial statements included elsewhere in this report;

▪
a $396.9 million decrease in cash provided by noncontrolling interest contributions primarily reflecting the $758.7 million KMP received, after commissions and underwriting expenses, from the sales of additional KMP common units in 2010, compared to the $1,155.6 million KMP received in 2009.  All of KMP’s 2010 and 2009 equity issuances are discussed in Note 10 to our consolidated financial statements included elsewhere in this report;

▪	a $104.7 million increase in cash used for noncontrolling interests distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners; and

▪	a $50.0 million increase in cash used to pay dividends.

Dividend Policy and Distributions

Our dividend policy set forth in our shareholders agreement provides, subject to applicable law, that we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. The division of our dividends among our classes of capital stock will be in accordance with our charter. Our board of directors may declare dividends by a majority vote in accordance with our dividend policy pursuant to our bylaws. This policy reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of our cash. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions.

As presented in the table at the end of this section, in 2010 we had cash available to pay distributions of $654 million ($763 million adjusting for the interim capital transaction). In 2011, we expect to have cash available to pay dividends of $820 million and we expect to pay quarterly dividends of $0.29 per share on our common stock, or $205 million per quarter. We anticipate that the first quarterly dividend on the common stock offered after our February 2011 initial public offering will be paid in May 2011 and that such dividend will be prorated for the portion of the first quarter of 2011 that we are public. Prior to the initial public offering, we paid a dividend for the fourth quarter of 2010 and for the portion of

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

the first quarter of 2011 that we were not public.  This dividend was paid only to our existing investors as further discussed below. Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011. As of that date, investor retained stock was convertible into a fixed aggregate of 597,213,410 shares of our common stock, which represent 84.5% of our common stock on a fully-converted basis. Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock will reduce on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully converted basis is the same before and after the conversion of our investor retained stock.

Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds. During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy. There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors. Distributions we receive from KMP are our most significant source of our cash available to pay dividends (including the value of additional KMR shares we receive on the approximately 13 million shares we own). We intend periodically to sell the KMR shares we receive as distributions to generate cash.

On February 11, 2011, Kinder Morgan, Inc’s Board of Directors declared and paid a dividend to our existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of one-time cash bonuses (and premium pay) in an aggregate amount of approximately $100 million to certain of our non-executive management employees. We expect to pay such bonuses pursuant to the shareholders’ agreement in the second quarter of 2011. The payment of any bonuses to holders of our Class B shares or Class C shares is subject to supermajority approval of our board of directors in accordance with our bylaws.

Cash Available to Pay Dividends

Year Ended December 31, 2010
(In millions)
KMP distributions to us:
From ownership of general partner interest(a)(b)	$883.9
On KMP units owned by us(c)	93.7
On KMR shares owned by us(d)	54.2
Total KMP distributions to us	1,031.8
NGPL distributions to us	34.7

Total distributions received	1,066.5
General and administrative expenses and sustaining capital expenditures(e)	2.6
Interest expense(f)	(158.0)

Cash available to pay dividends before cash taxes	911.1
Cash taxes(g)	(257.0)

Cash available to pay dividends(a)	$654.1
____________

(a)
Includes $170 million pre-tax (approximately $109 million after-tax) negative impact in the third quarter of 2010 of a KMP distribution of cash from interim capital transactions. As a result of the distribution of cash from interim capital transactions, the

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

amount actually distributed to the general partner in 2010 was $170 million lower than it otherwise would have been had all distributions been cash from operations. Excluding the effect of the distribution of cash from interim capital transactions, 2010 cash available to pay dividends would have been approximately $763 million.

(b)
KMP’s distributions payable to us are based on our general partner interest and related incentive distributions based on (i) KMP distributions of $4.32 per common unit paid in 2010 ($4.40 per common unit declared for 2010), (ii) $307.1 million average aggregate common units, Class B units and i-units outstanding in 2010 and, (iii) with respect to the 7.9 million common units issued during 2010 that were deemed by us to be issued in connection with financing a portion of the acquisition of KMP’s interests in the KinderHawk joint venture, we as general partner have waived receipt of its related incentive distributions from the second quarter 2010 through 2011.

(c)	Based on 21.7 million KMP units owned by us multiplied by the KMP per unit distribution paid, as outlined in footnote (b) above.
(d)
Assumes that we sold approximately 0.9 million KMR shares that we received as distributions in 2010, at the price used to calculate the number of KMR shares to be received in quarterly distributions. We did not sell any KMR shares in 2010. Beginning in 2011, we intend periodically to sell the KMR shares we receive as distributions to generate cash.

(e)
Amount does not reflect the December 2010 payment of $200.0 million ($128.0 million net of tax) to fund the proposed settlement of the litigation related to the Going Private Transaction. This payment was financed using our credit facility and is included in our outstanding debt referred to in (f) below. Interest on this additional debt is included in our interest expense.

(f)	Consists of cash interest on our outstanding debt, excluding KMP, and dividends on $100 million of outstanding Kinder Morgan G.P., Inc. preferred stock.
(g)
Cash taxes do not include non-recurring tax benefits of approximately $36.6 million. Our taxable income is generally less than our cash available to pay dividends before cash taxes due to (i) the deferral of income with respect to the KMP common units that we own, primarily due to allocated depreciation, (ii) our basis in the KMR shares that we own and (iii) an 80% dividends received deduction on the distributions we receive from NGPL. Approximately 100% of the distributions we received on the KMP units that we own are tax deferred.

Reconciliation of Cash Available to Pay Dividends

to Income from Continuing Operations

Year Ended December 31, 2010
(In millions)
Income from continuing operations(a)	$300.3
Depreciation, depletion and amortization(a)	1,078.8
Amortization of excess cost of investments(a)	5.8
Loss from equity investments(a)	186.2
Distributions from equity investments(a)	219.8
Distributions from equity investments in excess of cumulative earnings(a)	224.5
KMP certain items(b)	189.2
Kinder Morgan Kansas, Inc. purchase accounting(c)	(33.8)
Going Private Transaction settlement reserve(d)	200.0
Interim capital transaction(e)	(166.6)
Difference between cash and book taxes(f)	(99.0)
Difference between cash and book interest expense for Kinder Morgan Kansas, Inc.	(0.7)
Sustaining capital expenditures(g)	(180.8)
KMP declared distribution on its limited partner units owned by the public(h)	(1,210.8)
Other(i)	(58.8)

Cash available for distribution	$654.1
____________

(a)	Consists of the corresponding line items in our consolidated statement of income or consolidated statement of cash flows for the year ended December 31, 2010 included elsewhere in this report.
(b)
Consists of items such as legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution. For more information, see the table detailing certain items under “General—Results of Operations—Consolidated.”

(c)	Consists of non-cash purchase accounting adjustments related to the Going Private Transaction primarily associated with non-cash income recognized from the revaluation of KMP’s crude hedges.
(d)	For more information, see the footnotes to the table under “General—Results of Operations—Consolidated.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

(e)
For more information, see the footnotes to the table under “General—Results of Operations—Consolidated.” The difference between the $167 million pre-tax ($107 million after-tax) in this table and the $170 million pre-tax ($109 million after-tax) disclosed elsewhere in this report is due to differences between the earnings impact and the cash impact of the distribution of cash from interim transactions. The difference is reflected in this table in “Other.”

(f)
The difference between cash and book taxes is reflected in multiple line items including “Deferred income taxes” and “Changes in components of working capital—Accrued taxes” on our consolidated statement of cash flow for the year ended December 31, 2010, included elsewhere in this report.

(g)	See ‘‘Liquidity and Capital Resources—Capital Expenditures.’’
(h)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(i)
Consists of timing differences between earnings and cash (for example, a lag between when earnings are recognized and distributions are paid, including distributions to us by KMP), the elimination of any earnings from our Power segment, and cash flow in excess of our distributions.

Recent Accounting Pronouncements

Please refer to Note 18 to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to service debt or to pay dividends are forward-looking statements. Forward-Looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪
changes in tariff rates charged by our or those of KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada’s National Energy Board or another regulatory agency;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as the ability to expand our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

▪
changes incrude oil and natural gas production from exploration and production areas that we or KMP serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains, areas of shale gas formation and the Alberta oil sands;

▪	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or ability to compete;

▪
changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. (continued)	Kinder Morgan, Inc. Form 10-K

▪
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and its ability to sell debt securities or obtain debt financing in sufficient amounts to implement that portion of our or KMP’s business plans that contemplates growth through acquisitions of operating businesses and assets and expansions of facilities;

▪
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, accidents, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	our ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

▪
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

▪	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

▪	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

▪	the ability to complete expansion projects on time and on budget;

▪	the timing and success of KMP’s and our business development efforts; and

▪	unfavorable results of litigation and the fruition of contingencies referred to in Note 16 to our consolidated financial statements included elsewhere in this report.

The foregoing list should not be construed to be exhaustive. We believe the forward-looking statements in this report are reasonable. However, there is no assurance that any of the actions, events or results of the forward-looking statements will occur, or if any of them do, what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any forward-looking statements.

See Item 1A “Risk Factors” for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in Item 1A “Risk Factors.” The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Other than as required by applicable law, we disclaim any obligation to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Kinder Morgan, Inc. Form 10-K

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Generally, our market risk sensitive instruments and positions have been determined to be “other than trading.” Our exposure to market risk as discussed below includes forward-looking statements and represents an estimate of possible changes in fair value or future earnings that would occur assuming hypothetical future movements in energy commodity prices or interest rates. Our views on market risk are not necessarily indicative of actual results that may occur and do not represent the maximum possible gains and losses that may occur, since actual gains and losses will differ from those estimated based on actual fluctuations in energy commodity prices or interest rates and the timing of transactions.

Energy Commodity Market Risk

Primarily through our subsidiary, KMP, we are exposed to energy commodity market risk and other external risks, such as weather-related risk, in the ordinary course of business. However, we take steps to hedge, or limit our exposure to, these risks in order to maintain a more stable and predictable earnings stream. Stated another way, we execute a hedging strategy that seeks to protect us financially against adverse price movements and serves to minimize potential losses. Our strategy involves the use of certain energy commodity derivative contracts to reduce and minimize the risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. The derivative contracts KMP uses include energy products traded on the New York Mercantile Exchange and over-the-counter markets, including, but not limited to, futures and options contracts, fixed price swaps and basis swaps.

Fundamentally, our hedging strategy involves taking a simultaneous position in the futures market that is equal and opposite to our position, or anticipated position, in the cash market (or physical product) in order to minimize the risk of financial loss from an adverse price change. For example, as sellers of crude oil and natural gas, KMP often enters into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our crude oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby directly offsetting any change in prices, either positive or negative. A hedge is successful when gains or losses in the cash market are neutralized by losses or gains in the futures transaction.

Our policies require that derivative contracts are only entered into with carefully selected major financial institutions or similar counterparties based upon their credit ratings and other factors, and we maintain strict dollar and term limits that correspond to our counterparties’ credit ratings. While it is our policy to enter into derivative transactions only with investment grade counterparties and actively monitor their credit ratings, it is nevertheless possible that losses will result from counterparty credit risk in the future. The credit ratings of the primary parties from whom we transact in energy commodity derivative contracts (based on contract market values) are as follows (credit ratings per Standard & Poor’s Ratings Services):

Credit Rating
J. Aron & Company / Goldman Sachs	A
Morgan Stanley	A
Deutsche Bank	A+

As discussed above, the principal use of energy commodity derivative contracts is to mitigate the market price risk associated with anticipated transactions for the purchase and sale of natural gas, natural gas liquids and crude oil. Using derivative contracts for this purpose helps provide KMP increased certainty with regard to its operating cash flows and helps it undertake further capital improvement projects, attain budget results and meet distribution targets to its partners. We categorize such use of energy commodity derivative contracts as cash flow hedges because the derivative contract is used to hedge the anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain. Cash flow hedges are defined as hedges made with the intention of decreasing the variability in cash flows related to future transactions, as opposed to the value of an asset, liability or firm commitment, and we are allowed special hedge accounting treatment for such derivative contracts.

In accounting for cash flow hedges, gains and losses on the derivative contracts are reported in other comprehensive income, outside “Net Income” reported in our consolidated statements of income, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income. That is, for cash flow hedges, all effective components of the derivative contracts’ gains and losses are recorded in other comprehensive income (loss), pending occurrence of the expected transaction. Other comprehensive income (loss) consists of those financial items that are included within “Accumulated other comprehensive loss” in our accompanying consolidated balance sheets but not included in our net income (portions attributable to our noncontrolling interests are included within

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. (continued)	Kinder Morgan, Inc. Form 10-K

“Noncontrolling interests” and are not included in our net income). Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the derivative contracts and there is no impact on earnings until the expected transaction occurs.

All remaining gains and losses on the derivative contracts (the ineffective portion) are included in current net income. The ineffective portion of the gain or loss on the derivative contracts is the difference between the gain or loss from the change in value of the derivative contract and the effective portion of that gain or loss. In addition, when the hedged forecasted transaction does take place and affects earnings, the effective part of the hedge is also recognized in the income statement, and the earlier recognized effective amounts are removed from “Accumulated other comprehensive loss” (and “Noncontrolling interests”) and are transferred to the income statement as well, effectively offsetting the changes in cash flows stemming from the hedged risk.  If the forecasted transaction results in an asset or liability, amounts should be reclassified into earnings when the asset or liability affects earnings through cost of sales, depreciation, interest expense, etc. For more information on our other comprehensive income (loss) and our “Accumulated other comprehensive loss” see Notes 2 and 13 to our consolidated financial statements included elsewhere in this report.

We measure the risk of price changes in the natural gas, natural gas liquids and crude oil markets utilizing a value-at-risk model. Value-at-risk is a statistical measure estimating the probability of portfolio losses over a given holding period, within a certain level of statistical confidence. We utilize a closed form model to evaluate risk on a quarterly basis. Our value-at-risk computations utilize a confidence level of 97.7% for the resultant price movement, and we choose a holding period of one day for the calculation. The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the value-at-risk number presented.  For each of the years ended December 31, 2010 and 2009, our value-at-risk reached a high of $6.9 million and $10.4 million, respectively, and a low of $2.5 million and $2.6 million, respectively. Value-at-risk as of December 31, 2010 was $2.5 million, and averaged $4.6 million for 2010. Value-at-risk as of December 31, 2009 was $10.1 million, and averaged $7.6 million for 2009.

Our calculated value-at-risk exposure represents an estimate of the reasonably possible net losses that would be recognized on the combined portfolio of derivative contracts (including commodity futures and options contracts, fixed price swaps, basis swaps and over-the-counter options) and corresponding physical commodities assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year.

In addition, as discussed above, KMP enters into its derivative contracts largely for the purpose of mitigating the risks that accompany certain of its business activities and, therefore both in the value-at-risk calculation and in reality, the change in the market value of the derivative contracts portfolio is offset largely by changes in the value of the underlying physical transactions. For more information on our energy commodity risk management activities, see Note 13 to our consolidated financial statements included elsewhere in this report.

Interest Rate Risk

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Generally, there is not an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt included in the accompanying balance sheets until such debt is required to be refinanced.

As of December 31, 2010 and 2009, the carrying values of the fixed rate debt included in our accompanying consolidated balance sheets were $14,559.1 million and $13,083.4 million, respectively. These amounts compare to, as of December 31, 2010 and 2009, fair values of $15,518.3 million and $13,676.2 million, respectively. Fair values were determined using quoted market prices where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.  A hypothetical 10% change in the average interest rates applicable to such debt for 2010 and 2009, would result in changes of approximately $530.3 million and $503.5 million, respectively, in the fair values of these instruments.  The carrying value and fair value of the variable rate debt, including associated accrued interest and excluding the value of interest rate swap agreements (discussed following), was $596.1 million and $558.9 million as of December 31, 2010 and 2009, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. (continued)	Kinder Morgan, Inc. Form 10-K

As of December 31, 2010, Kinder Morgan Kansas, Inc. and KMP were party to interest rate swap agreements with a notional principal amount of $725.0 million and $4.8 billion, respectively. As of December 31, 2009, Kinder Morgan Kansas, Inc. and KMP were party to interest rate swap agreements with a notional principal amount of $725.0 million and $5.2 billion, respectively.  An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount. Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment. The principal amount is notional because there is no need to exchange actual amounts of principal. A hypothetical 10% change of the weighted average interest rate on all of our borrowings (approximately 45 basis points in 2010) when applied to our outstanding balance of variable rate debt as of December 31, 2010 and 2009, including adjustments for the notional swap amounts described above, would result in changes of approximately $27.4 million and $30.2 million, respectively, in our 2010 and 2009 annual pre-tax earnings.

Interest rate swap agreements are entered into for the purpose of transforming a portion of the underlying cash flows related to long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. Since the fair value of fixed rate debt varies with changes in the market rate of interest, swap agreements are entered into to receive a fixed and pay a variable rate of interest. Such swap agreements result in future cash flows that vary with the market rate of interest, and therefore hedge against changes in the fair value of the fixed rate debt included our the accompanying balance sheets due to market rate changes.

As of both December 31, 2010 and 2009, all of Kinder Morgan Kansas, Inc.’s and KMP’s interest rate swap agreements represented fixed-for-variable rate swaps, where each agreed to pay its counterparties a variable rate of interest on a notional principal amount, comprised of principal amounts from various series of its long-term fixed rate senior notes. In exchange, the counterparties agreed to pay a fixed rate of interest, thereby allowing fixed rate liabilities to transform into variable rate obligations without the incurrence of additional loan origination or conversion costs.

We monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time through our subsidiaries, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements. In general, KMP attempts to maintain an overall target mix of approximately 50% fixed rate debt and 50% of variable rate debt, and typically Kinder Morgan Kansas, Inc., excluding KMP, targets well below that level for variable rate debt.  As of December 31, 2010, approximately 20% of Kinder Morgan Kansas, Inc.’s debt, excluding that of KMP, is variable rate debt.

As of December 31, 2010 and 2009, our cash and investment portfolio included $8.2 million and $13.2 million, respectively, in fixed-income debt securities. These amounts are included in “Investments” in our accompanying consolidated balance sheets at each reporting date and are not material to our consolidated balance sheets.

See Note 8 to our consolidated financial statements included elsewhere in this report for additional information related to our debt instruments; for more information on our interest rate risk management and on our interest rate swap agreements, see Note 13 to our consolidated financial statements included elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data

The information required in this Item 8 is included in this report as set forth in the “Index to Financial Statements” on page 129.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Kinder Morgan, Inc. Form 10-K

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2010, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

Kinder Morgan, Inc. Form 10-K

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below is information concerning our directors and executive officers. Our directors are elected by the vote of a plurality of our various classes of capital stock, voting as a single class, to serve until his or her successor is duly elected or appointed and qualified or until his or her earlier death, retirement, disqualification, resignation or removal. All of our officers serve at the discretion of our board of directors. The ages set forth below are as of December 31, 2010.

Name	Age	Position
Richard D. Kinder	66	Director, Chairman and Chief Executive Officer
C. Park Shaper	42	Director and President
Steven J. Kean	49	Director and Chief Operating Officer
Henry Cornell	54	Director
Michael Miller	52	Director
Michael C. Morgan	42	Director
Kenneth A. Pontarelli	40	Director
Fayez Sarofim	82	Director
John Stokes	59	Director
R. Baran Tekkora	37	Director
Glenn A. Youngkin	44	Director
Kimberly A. Dang	41	Vice President and Chief Financial Officer
David D. Kinder	36	Vice President, Corporate Development and Treasurer
Joseph Listengart	42	Vice President, General Counsel and Secretary
James E. Street	54	Vice President, Human Resources and Administration

Richard D. Kinder served as Chief Manager and Chief Executive Officer of KMI from May 2007 until completion of the Conversion Transactions at which time he assumed the positions of Director, Chairman and Chief Executive Officer. He is also Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan Kansas, Inc. in October 1999. He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997. Mr. Kinder was elected President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in July 2004 and served as President until May 2005. Mr. Kinder is the uncle of David D. Kinder, Vice President, Corporate Development and Treasurer of KMI, KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Kinder’s experience as Chief Executive Officer of Kinder Morgan Kansas, Inc. and of KMR, combined with his service as our Chief Manager and Chief Executive Officer provide him with a familiarity with our strategy, operations and finances that can be matched by no one else. In addition, Mr. Kinder’s significant equity ownership in us aligns his economic interests with those of our other stockholders.

C. Park Shaper served as Manager and President of KMI from May 2007 until completion of the Conversion Transactions at which time he assumed the positions of Director and President. He is also Director and President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005. He served as Executive Vice President of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from July 2004 until May 2005. Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003 and of Kinder Morgan Kansas, Inc. in May 2007. He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. He was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan Kansas, Inc. in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005. Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005. He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University. Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan, Inc. Form 10-K

a Bachelor of Arts degree in Quantitative Economics from Stanford University. Mr. Shaper is also a trust manager of Weingarten Realty Investors. Mr. Shaper’s experience as our President, together with his experience as an executive officer of various Kinder Morgan entities, provide him valuable management and operational expertise and intimate knowledge of our business operations, finances and strategy.

Steven J. Kean served as Manager and Chief Operating Officer of KMI from May 2007 until completion of the Conversion Transactions at which time he assumed the positions of Director, Executive Vice President and Chief Operating Officer. He is also Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in January 2006. He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from May 2005 to January 2006. He served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009. He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005. He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002. Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982. Mr. Kean’s experience as one of our executives since 2002 provides him valuable management and operational expertise and a thorough understanding of our business operations and strategy.

Henry Cornell served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director He is a managing director of Goldman, Sachs & Co. and the Chief Operating Officer of its Merchant Banking Division, which includes all of the firm’s corporate, real estate and infrastructure investment committees. He is a member of all of its global Merchant Banking Investment Committees. See ‘‘Certain Relationships and Related Party Transactions’’ for details regarding Goldman, Sachs & Co.’s relationship with Kinder Morgan Kansas, Inc. and us. Mr. Cornell serves on the boards of directors of Cobalt International Energy, Inc., First Marblehead Corporation, Hony Capital III, L.P., Hony Capital 2008, Kenan Advantage Group, McJunkin Red Man Corporation and USI Holdings Corporation. Mr. Cornell is Chairman of The Citizens Committee of New York City, Treasurer and Trustee of the Whitney Museum of American Art, Trustee of Grinnell College, a member of The Council on Foreign Relations, Trustee Emeritus of the Asia Society, Trustee Emeritus of the Japan Society and a member of Sotheby’s International Advisory Board. Mr. Cornell joined Goldman, Sachs & Co. in 1984 and became a partner in 1994. Prior to joining Goldman, Sachs & Co., Mr. Cornell practiced law with Davis Polk & Wardwell from 1981 to 1984 in New York and London. Mr. Cornell holds a B.A. from Grinnell College and a J.D. from New York Law School. Mr. Cornell has significant experience with energy companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Michael Miller served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director. Mr. Miller is a Partner at Highstar Capital LP and has been with the firm since 2001. He serves on Highstar’s Investment Committee and Executive Committee. Mr. Miller has over 20 years of experience in direct investments, principally in the energy, waste-to-energy, conventional and renewable power sectors and utilities. Mr. Miller currently serves on the boards of directors of Star Atlantic Waste Holdings, L.P. and Utilities, Inc. Mr. Miller received a B.S. from Rensselaer Polytechnic Institute, an M.B.A. from the University of Chicago and is a CFA charter holder. Mr. Miller has significant experience with public companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Michael C. Morgan served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director. From 2003 until the Going Private Transaction, Mr. Morgan served as a director of Kinder Morgan Kansas, Inc. He has been Chairman and Chief Executive Officer of Triangle Peak Partners, LP, a registered investment adviser and fund manager, since April 2008. He also has been President of Portcullis Partners, L.P., a private investment partnership, since October 2004. Mr. Morgan has been a director of DriveCam, Inc. since July 2009, and was a director of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. from May 2007 until March 2008. Mr. Morgan was President of Kinder Morgan Kansas, Inc., KMR and Kinder Morgan G.P., Inc. from July 2001 to July 2004. Mr. Morgan served as Vice President—Strategy and Investor Relations of KMR from February 2001 to July 2001. He served as Vice President-Strategy and Investor Relations of Kinder Morgan Kansas, Inc. and Kinder Morgan G.P., Inc. from January 2000 to July 2001. He served as Vice President, Corporate Development of Kinder Morgan G.P., Inc. from February 1997 to January 2000. Mr. Morgan was Vice President, Corporate Development of Kinder Morgan Kansas, Inc. from October 1999 to January 2000. Mr. Morgan received an M.B.A. from Harvard Business School and a Bachelor of Arts and a Masters of Arts from Stanford University. As a result of Mr. Morgan’s prior service as a director of Kinder Morgan Kansas, Inc., he possesses a familiarity with our business operations, financial strategy and organizational structure which enhance his contributions to the board of directors.

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan, Inc. Form 10-K

Kenneth A. Pontarelli served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director. He is also a Director of Kinder Morgan Kansas, Inc. Mr. Pontarelli is a managing director of Goldman, Sachs & Co. See ‘‘Certain Relationships and Related Party Transactions’’ for details regarding Goldman, Sachs & Co.’s relationship with Kinder Morgan Kansas, Inc. and us. Mr. Pontarelli was elected Director of Kinder Morgan Kansas, Inc. upon the consummation of the Going Private Transaction in May 2007. He joined Goldman, Sachs & Co. in 1997, became a managing director in 2004 and became a partner in 2006. Mr. Pontarelli serves on the boards of directors of CCS Corporation, Cobalt International Energy, Inc., Energy Future Holdings Corp. and Expro International Group Ltd. He received a B.S. from Syracuse University and an M.B.A. from the Harvard Business School. Mr. Pontarelli’s over 10 years of experience as an investment banker and experience as a director of both public and private companies provide him with an understanding of strategic planning, management and financial matters which enhance his contributions to the board of directors.

Fayez Sarofim served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director. He has been Chairman of the Board and President of Fayez Sarofim & Co., a registered investment advisor, for more than five years. Over the past five years, Mr. Sarofim has served as a director of Unitrin, Inc. and Argo Group International Holdings, Ltd. and was a director of Kinder Morgan Kansas, Inc. prior to the Going Private Transaction. As a result of Mr. Sarofim’s prior service as a director of Kinder Morgan Kansas, Inc., he possesses a familiarity with our business operations, financial strategy and organizational structure which enhance his contributions to the board of directors.

John Stokes served as a Manager of KMI from September 2008 until completion of the Conversion Transactions at which time he continued as a Director. Mr. Stokes joined Highstar Capital LP in 2002 as a full-time consultant and became a partner in 2005. Mr. Stokes currently serves on the board of directors of Utilities, Inc. Mr. Stokes received a BS in Mechanical Engineering from Clemson University and an MBA from the University of Miami. Mr. Stokes has over 35 years of experience in various sectors of the infrastructure industry, including conventional and renewable electric power generation, fuel procurement, energy trading, and project development and finance, which enhance his contributions to the board of directors.

R. Baran Tekkora served as a Manager of KMI from November 2010 until completion of the Conversion Transactions at which time he continued as a Director upon completion of the Conversion Transactions. Mr. Tekkora is a Managing Director of Riverstone Holdings LLC and has been with the firm since 2005. He is primarily engaged in generating and managing the firm’s investments in the midstream and oil field services segments of the energy industry. Prior to joining Riverstone, Mr. Tekkora was a Vice President at Goldman, Sachs & Co. in the Natural Resources Group. Mr. Tekkora joined Goldman, Sachs & Co. in 1996 and focused on all segments of the energy and power industry. Mr. Tekkora serves on the boards of directors of Hudson Products Corp. and Permian Tank & Manufacturing, Inc. Previously, he served on the boards of directors of Petroplus Holdings AG and FDR Holdings Ltd. Mr. Tekkora graduated summa cum laude with a Bachelor degree in Economics and Mathematics from Hamilton College in 1996. Mr. Tekkora has a wide variety of mergers and acquisitions, strategic advisory and capital markets experience in many sectors of the energy industry, which enhance his contributions to the board of directors.

Glenn A. Youngkin served as a Manager of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as a Director. He is the chairman of The Carlyle Group’s Operating Committee and serves on Carlyle’s Executive Committee and is currently the interim Chief Financial Officer. Mr. Youngkin is also the sector chair for Carlyle’s new and emerging funds, where he chairs the investment committees for Carlyle South America Buyout Fund, while also serving on the investment committees for Carlyle MENA Partners, Carlyle Infrastructure Partners, Carlyle Investment Grade Opportunity Group and Carlyle Global Financial Services Partners. From 2005 to early 2008, Mr. Youngkin was the Global Head of the Industrial investment team. From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom, and from 1995 to 2000 he was part of the U.S. buyout team. Prior to joining Carlyle, Mr. Youngkin was a management consultant with McKinsey & Company. Mr. Youngkin also previously worked in the investment banking group at CS First Boston. Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies from Rice University and his M.B.A. from the Harvard Business School, where he was a Baker Scholar. Mr. Youngkin currently serves on the Boards of Directors of PQ Corporation, CVC Brasil Operadora e Agencia de Viagens S.A. and Sealina S.A., all Carlyle portfolio companies. Mr. Youngkin also serves on the Board of Trustees of the Langley School and AlphaUSA, and the Board of Directors of the Rice Management Company. Mr. Youngkin has significant experience with public companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Kimberly A. Dang served as Chief Financial Officer of KMI from May 2007 until completion of the Conversion Transactions at which time she continued as Vice President and Chief Financial. She is also Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mrs. Dang was elected Chief

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan, Inc. Form 10-K

Financial Officer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005. She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. from January 2004 to May 2005. She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in July 2002 and served in that role until January 2009. From November 2001 to July 2002, she served as Director, Investor Relations of KMR, Kinder Morgan G.P., and Kinder Morgan Kansas, Inc. Mrs. Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

David D. Kinder served as Treasurer of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as Vice President, Corporate Development and Treasurer. He is also Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in May 2005. He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in October 2002. He served as manager of corporate development for Kinder Morgan Kansas, Inc. and Kinder Morgan G.P., Inc. from January 2000 to October 2002. Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996. Mr. Kinder is the nephew of Richard D. Kinder.

 Joseph Listengart served as General Counsel and Secretary of KMI from May 2007 until completion of the Conversion Transactions at which time he continued as Vice President, General Counsel and Secretary. He is also Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001. He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of Kinder Morgan Kansas, Inc. in October 1999. Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998. Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

James E. Street is Vice President, Human Resources and Administration of KMR, Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. and assumed the position of Vice President, Human Resources and Administration of Kinder Morgan, Inc. upon completion of the Conversion Transactions. Mr. Street was elected Vice President, Human Resources and Administration of KMR upon its formation in February 2001. He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and Kinder Morgan Kansas, Inc. in August 1999. Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Director Independence; Structure of the Board of Directors

Our board of directors currently consists of eleven members. Our directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The initial directors as nominated pursuant to our shareholders agreement are:

•	Messrs. Kinder, Shaper, Kean, Morgan and Sarofim, who were nominated by Richard D. Kinder;

•	Messrs. Cornell and Pontarelli, who were nominated by affiliates of Goldman Sachs;

•	Messrs. Miller and Stokes, who were nominated by affiliates of Highstar Capital LP;

•	Mr. Youngkin, who was nominated by affiliates of The Carlyle Group; and

•	Mr. Tekkora, who was nominated by affiliates of Riverstone Holdings LLC;

In accordance with our shareholders agreement we will also be adding two new independent directors to our board of directors. Based upon the listing standards of the New York Stock Exchange, our board of directors has determined that Messrs. Cornell, Miller, Pontarelli, Sarofim, Stokes, Tekkora and Youngkin are ‘‘independent’’ directors.

Director Compensation

Prior to our initial public offering, we have not paid any compensation to any of our directors in their capacity as members of our board of directors. In conjunction with and following our initial public offering, we will be adding two new independent directors to our board of directors. Only those two new independent directors will receive fees for serving as directors. They will receive an annual retainer of $180,000.

Item 10.	Directors, Executive Officers and Corporate Governance. (continued)	Kinder Morgan, Inc. Form 10-K

Stock Compensation Plan for Non-Employee Directors

In connection with our initial public offering, we have adopted the Stock Compensation Plan for Non-Employee Directors, in which our newly-appointed independent directors will participate. None of the 11 directors nominated by Richard D. Kinder or the Sponsor Investors will participate in the plan. The following is a summary of the plan.  The plan is administered by our compensation committee, and our board has sole discretion to terminate the plan at any time. The primary purpose of this plan is to promote our interests and the interests of our stockholders by aligning the compensation of the non-employee members of our board of directors with stockholders’ interests.

The plan recognizes that the compensation to be paid to each non-employee director is fixed by our board, generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each non-employee director who was not nominated by Richard D. Kinder or one of the Sponsor Investors, referred to as ‘‘eligible directors,’’ may elect to receive shares of common stock. Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year. An eligible director may make a new election each calendar year. The total number of shares of common stock authorized under the plan is 250,000.

Each annual election to receive shares of common stock will be evidenced by an agreement between us and each eligible director that will contain the terms and conditions of each award. Shares issued under the plan pursuant to an election may be subject to forfeiture restrictions that lapse on the earlier of the director’s death or the date set forth in the agreement, which will be no later than the end of the calendar year to which the cash compensation relates. Until the forfeiture restrictions lapse, shares issued under the plan may not be sold, assigned, transferred, exchanged or pledged by an eligible director. In the event a director’s service as a director is terminated prior to the lapse of the forfeiture restrictions for any reason other than death or the director’s failure to be elected as a director at a shareholders meeting at which the director is considered for election, the director will, for no consideration, forfeit to us all shares to the extent then subject to the forfeiture restrictions. If, prior to the lapse of the forfeiture restrictions, the director is not elected as a director at a shareholders meeting at which the director is considered for election, the forfeiture restrictions will lapse with respect to fifty percent (50%) of the director’s shares then subject to such restrictions, and the director will, for no consideration, forfeit to us the remaining shares. Shares with respect to which forfeiture restrictions have lapsed will cease to be subject to any forfeiture restrictions, and we will provide the eligible director a certificate representing the shares as to which the forfeiture restrictions have lapsed. In addition, each eligible director will have the right to receive dividends with respect to the shares awarded to him under the plan to be paid as described below, to vote such shares and to enjoy all other common stockholder rights, including during the period prior to the lapse of the forfeiture restrictions.

The number of shares to be issued to an eligible director electing to receive any portion of the cash compensation in the form of shares will equal the amount of such cash compensation elected to be paid in the form of shares, divided by the closing price of the common stock on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded up to the nearest ten shares. An eligible director electing to receive any portion of the cash compensation in the form of shares will receive cash equal to the difference between (1) the total cash compensation awarded to such director and (2) the number of shares to be issued to such director multiplied by the fair market value of a share. This cash payment will be payable in four equal installments generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded; provided that the installment payments will be adjusted to include dividends with respect to the shares during a period in which the shares are subject to forfeiture restrictions.

Item 11.  Executive Compensation

Our executive officers have not received long-term compensation for serving in such capacities for KMI other than the receipt of Class A-1 units and Class B units in the Going Private Transaction, which converted into the Class C shares and Class B shares, respectively, upon our initial public offering. In addition to information regarding such compensation, the following sets forth information regarding compensation earned by, awarded to or paid to KMI’s executive officers in their capacities as executive officers of KMI’s subsidiaries or its affiliates, including KMP (collectively referred to as the ‘‘Kinder Morgan affiliated entities’’), for the  periods presented. KMI’s executive officers also serve in the same capacities as executive officers of Kinder Morgan Kansas, Inc., Kinder Morgan G.P., Inc. and KMR. In this section, ‘‘we,’’ ‘‘our’’ or ‘‘us’’ refers to KMI and, where appropriate, Kinder Morgan Kansas, Inc., Kinder Morgan G.P., Inc., KMP and KMR.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Prior to the Going Private Transaction, Kinder Morgan Kansas, Inc.’s board of directors had a compensation committee that complied with the requirements of the New York Stock Exchange. Following the Going Private Transaction and prior to the completion of our initial public offering, neither KMI’s board nor Kinder Morgan Kansas, Inc.’s board had a separately designated compensation committee. Richard D. Kinder, as our Chief Manager, made compensation decisions with respect to Kinder Morgan Kansas, Inc.’s executive officers. References in this section to ‘‘our compensation committee’’ mean for the periods prior to the Going Private Transaction, Kinder Morgan Kansas, Inc.’s then-existing compensation committee, and for the period from June 1, 2007 through February 11, 2011, Mr. Kinder as our chief Manager, and after February 11, 2011, Mssrs. Fayez Sarofim, R. Baran Tekkora and Glenn A Youngkin. The compensation committee of the board of directors of KMR, which committee is composed of three independent directors, determines the compensation to be paid by KMP to KMR’s and Kinder Morgan G.P., Inc.’s executive officers. As described below, KMR’s compensation committee is aware of the compensation paid to such officers by entities such as Kinder Morgan Kansas, Inc., but makes its compensation determinations at its sole discretion.

As long as the Sponsor Investors can nominate at least five directors to our board of directors, under our bylaws, many compensation decisions also will be subject to supermajority board approval. Therefore, our compensation committee will not have sole discretion with respect to these decisions.

Compensation Discussion and Analysis

Program Objectives

We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of our portfolio of businesses for the benefit of our shareholders.  To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our shareholders.  We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short- and long-term strategic, operational, and financial objectives.  We also believe it should provide competitive total compensation opportunities at a reasonable cost.  In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees.  Consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Our executive compensation program is principally composed of the following two elements: (i) base cash salary and (ii) possible annual cash bonus (reflected in the Summary Compensation Table below as Non-Equity Incentive Plan Compensation).  We pay our executive officers a base salary not to exceed $300,000, which we believe is below annual base salaries for comparable positions in the marketplace.  In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named in the Summary Compensation Table below (collectively referred to in this Item 11 as our named executive officers), should be directly and materially tied to the financial performance of us and KMP, and should be aligned with the interests of our shareholders.  Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus.  Accordingly, for 2010, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a free cash flow target (described more fully below) by us and (ii) a cash distribution per common unit target by KMP.

Our compensation is determined independently without the use of any compensation surveys.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the Towers Executive Survey, in which approximately 300 to 400 companies participate, the Hewitt Executive Survey, in which approximately 400 companies participate, and the Natural Gas Transmission Industries Survey, in which companies in the natural gas industry participate.  The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1.0 million of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1.0 million limit.  Since the bonuses paid to our executive officers were paid under our Annual Incentive Plan as a result of reaching designated financial targets established by Richard D. Kinder and KMR’s compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships, such as KMP and private companies such as us prior to our initial public offering, are not subject to section 162(m), we and KMP have chosen to generally operate as if this code section does apply to us and KMP as a measure of appropriate governance.

Behaviors Designed to Reward

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and we prohibit engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards.  Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split dollar life insurance programs for our executive officers.  We have no executive company cars or executive car allowances nor do we pay for financial planning services.  Additionally, we do not own any corporate aircraft, and we do not pay for executives to fly first class.  We believe that this area of our existing executive compensation package is below competitive levels for comparable companies; however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers, although our Class B shares held by our executive officers will fully vest upon a change of control.  In connection with our initial public offering, one of our affiliated companies entered into severance agreements with eleven of our and our subsidiaries’ executive officers. See “—Other Compensation—Other Potential Post-Employment Benefits.”

At his request, Richard D. Kinder receives $1 of base salary per year from us.  Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from us or any of our affiliates (other than our Class B unit awards that he received in 2007 in connection with the going-private transaction).  Mr. Kinder does not have any deferred compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year, Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Elements of Compensation

As outlined above, our executive compensation program is principally composed of the following two elements: (i) a base cash salary and (ii) a possible annual cash bonus. With respect to our named executive officers other than our Chief Executive Officer, KMR’s compensation committee and Richard D. Kinder review and approve annually the financial goals and objectives of both KMP and us that are relevant to the compensation of our named executive officers.

KMR’s compensation committee solicits information from Richard D. Kinder and James E. Street (Vice President, Human Resources and Administration), with respect to the performance of C. Park Shaper (President) and Steven J. Kean (Executive Vice President and Chief Operating Officer).  Similarly, the compensation committee solicits information from Messrs. Kinder, Shaper, Kean and Street with respect to the performance of the other named executive officers.  The compensation committee also obtains information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies.  All of this information is taken into account by the compensation committee, which makes final determinations regarding compensation of the named executive officers.  No named executive officer reviews his or her own performance or approves his or her own compensation.

Additionally, if any of our and Kinder Morgan Kansas, Inc.’s executive officers is also an executive officer of Kinder Morgan G.P., Inc. or KMR, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from us, Kinder Morgan Kansas, Inc., KMR, and Kinder Morgan G.P., Inc. that is to be allocated among them; or alternatively (ii) may be with respect to the compensation to be received by such executive officers from us, Kinder Morgan Kansas, Inc., KMR or Kinder Morgan G.P., Inc., as the case may be, in which

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

case such compensation will be allocated among us and Kinder Morgan Kansas, Inc., on the one hand, and KMR and Kinder Morgan G.P., Inc., on the other.

Base Salary

Base salary is paid in cash.  The base salary cap for our executive officers, with the exception of our Chairman and Chief Executive Officer who receives $1 of base salary per year as described above, is an annual amount not to exceed $300,000.  Prior to October 2008, the salary cap was $200,000 per year.  Generally, we believe that our executive officers’ base salaries are below base salaries for executives in similar positions and with similar responsibilities at companies of comparable size and scope, based upon independent salary surveys in which we participate.

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2009 and 2008 bonus years, our possible annual cash bonuses were provided for under our Annual Incentive Plan, which became effective January 18, 2005.  For the 2010 bonus year, Kinder Morgan Kansas, Inc.’s Board of Directors approved a new Annual Incentive Plan (referred to in this Item 11 as the plan) mirroring the previous plan.

The overall purpose of the plan is to increase our executive officers’ and our employees’ personal stake in the continued success of us and KMP, by providing to them additional incentives through the possible payment of annual cash bonuses.  Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether we and our subsidiaries (including KMP) meet certain financial performance objectives (as discussed below).  The amount included in our budget for bonuses is not allocated between our executive officers and non-executive officers.  Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if we exceed the financial performance objectives.  The budget for bonuses also may be adjusted upward or downward based on our overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

All of our employees and the employees of our subsidiaries, including KMGP Services Company, Inc., are eligible to participate in the plan, except employees who are included in a unit of employees covered by a collective bargaining agreement unless such agreement expressly provides for eligibility under the plan.  However, only eligible employees who are selected by KMR’s compensation committee will actually participate in the plan and receive bonuses.

The plan consists of two components: the executive plan component and the non-executive plan component.  Our Chairman and Chief Executive Officer, and all employees who report directly to the Chairman, including all of the named executive officers, are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan.  As of December 31, 2010, excluding Mr. Kinder, eleven of our executive officers were eligible to participate in the executive plan component.  All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

At or before the start of the calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by KMR’s compensation committee.  Two financial performance objectives were set for 2010 under both the executive plan component and the non-executive plan component.  The two financial performance objectives were:

▪	$4.40 in cash distributions per common unit by KMP (the same as its previously disclosed 2010 budget expectations); and

▪
$757 million of free cash flow for us, which consists of distributions received from KMP (including value received in the form of KMR shares) and NGPL less cash taxes, cash interest, general and administrative expenses and capital expenditures.

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2010 was a goal to improve our environmental, health, and safety performance by (i) beating industry average incident rates and (ii) improving our incident rates compared to our previous three year averages.  At the end of 2010, the extent to which the financial performance objectives had been attained and the extent to which the bonus opportunity had been earned under the formula previously established by KMR’s compensation committee was determined.  For 2010:

▪
KMP distributed $4.40 in cash per common unit—generating enough cash from operations in 2010 to fully cover its cash distributions; however, KMP fell short (approximately $23 million) of meeting its budgeted excess cash coverage above that distribution target; and

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

▪
we generated $795.7 million in free cash flow— not including a $170.0 million reduction in cash ($109.0 million reduction after tax) due to a portion of KMP’s partnership distributions for the second quarter of 2010 being a distribution of cash from interim capital transactions, rather than a distribution of cash from operations (KMP’s partnership distributions are discussed further in Notes 10 and 11 to the consolidated financial statements included elsewhere in this report

Based on the above, our compensation committee recommended that 93.65% of the 2010 budgeted cash bonus opportunity be earned and funded under the plan.  The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees.  Notwithstanding, the named executive officers were awarded less than 93.65% of what they otherwise would have been awarded for 2010 had 100% of the budgeted cash bonus opportunity been earned and funded.

In addition to determining the financial performance objectives under the plan, at or before the start of each calendar year, our compensation committee sets the bonus opportunities available to each executive officer.  The table below sets forth the maximum bonus opportunities that could have been payable by us and KMP collectively to the named executive officers for achievement of the threshold, target and maximum 2010 financial performance objectives established under the plan.  If neither of the financial performance objectives was met, no bonus opportunity would be available to the named executive officers.  The maximum payout to any individual under the plan for any year is $3.0 million.  Our compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.  Our compensation committee set maximum bonus opportunities under the plan for 2010 for the executive officers at dollar amounts in excess of that which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, our compensation committee has never awarded the maximum bonus opportunity to a current named executive officer.  The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2010 (paid in 2011) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Kinder Morgan, Inc. Annual Incentive Plan Bonus Opportunities for 2010

Name	Threshold (a)	Target (b)	Maximum (c)
Richard D. Kinder(d)	$-	$-	$–
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.
(b)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.
(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.
(d)	Declined to participate.

The 2010 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2011.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, our compensation committee did not find it practicable to, and did not, use a “score card,” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on our compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

Compensation Related to the Going Private Transaction

In connection with Kinder Morgan Kansas, Inc.’s Going Private Transaction, members of our management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units.  In accordance with generally accepted accounting principles, we are required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units.  The Class A-1 and Class B units awarded to members of our management may be viewed as a replacement of restricted stock awards made by Kinder Morgan Kansas, Inc. prior to the going private transaction as a component of long-term executive compensation. We recognized compensation expense with respect to such units, however, we have no obligation, nor do we expect to pay any amounts in respect of such units or shares into which they were converted as described below.

Comparison of Class B Units to Class B Shares. The Class B units were converted into Class B shares in connection with our initial public offering.  The Class B Shares are intended to substantially preserve the economic rights of the Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, including the following:

▪
Class B units were subject to time vesting, with one-third vesting on the third, fourth and fifth anniversaries of the date of their issuance.  All distributions with respect to the non-vested portion of such Class B units were held in escrow pending the vesting or forfeiture of such Class B units.  Class B shares are not subject to time vesting.  As a result, holders of Class B shares will be entitled to receive and retain any distributions on, and shares of our common stock issued upon conversion of, such Class B shares;

▪
the amount of Class B units forfeited upon termination of a holder’s employment depended on the reason for such termination and other factors such as time vesting and the level of cumulative distributions made by us as of a relevant date.  Prior to a change of control, all non-time-vested Class B units were forfeited upon termination of a holder’s employment for any reason.  With respect to time-vested Class B units, all such Class B units were forfeited upon termination of a holder’s employment for cause, no Class B units were forfeited upon termination of a holder’s employment for death or disability and all or a portion of Class B units were forfeited upon termination of a holder’s employment for other reasons based on the level of cumulative distributions made by us as of the date of termination.  The amount of Class B shares forfeited will be based solely on the reason for the termination of employment.  No Class B shares will be forfeited upon termination of a holder’s employment for death or disability.  Half of a holder’s Class B shares will be forfeited upon termination of a holder’s employment by such holder for good reason or termination of a holder’s employment by us without cause.  All Class B shares will be forfeited upon termination of a holder’s employment for any other reason, including termination for cause;

▪
amounts in respect of forfeited Class B units were transferred to an incentive pool and could be paid to other members of management (excluding Mr. Kinder) in the discretion of the chief manager and subject to certain unitholder approvals.  Forfeited Class B shares will automatically become treasury shares, and we will transfer the forfeited Class B shares into a trust.  Any property in the trust, including dividends, proceeds or earnings received with respect to such Class B shares, may be distributed to new or existing members of management (excluding Mr. Kinder) in any proportion at the election of our chief executive officer and subject to approval by certain of our directors;

▪
holders of forfeited Class B units that were time-vested could receive certain levels of distributions even after such holder’s termination of employment depending on the level of cumulative distributions made by us as of the date of termination.  Under specified circumstances, a holder of Class B shares who otherwise would forfeit such Class B shares upon such holder’s termination of employment will retain his or her Class B shares until such holder has received a specified amount of total value, even if distributed after such holder’s termination;

▪
if a holder of Class B units was terminated for any reason, we could repurchase his or her Class B units generally at fair market value.  We do not have a right of repurchase with respect to the Class B shares; and

▪	Class B units would fully vest upon a change of control. Class B shares are not subject to forfeiture after a change of control.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Comparison of Class A-1 Units to Class C Shares. The Class A-1 units converted into the Class C shares in connection with our initial public offering.  The Class C shares are intended to substantially preserve the economic rights of the Class A-1 units in Kinder Morgan Holdco LLC but differ from the Class A-1 units in certain respects, including the following:

▪	Class A-1 units were subject to forfeiture if a holder was terminated for cause. Class C shares are not subject to forfeiture; and

▪
if the employment of a holder of Class A-1 units was terminated for any reason, we could repurchase his or her Class A-1 units generally at fair market value.  We do not have a right of repurchase with respect to the Class C shares.

Class B Share Plan and Class B Share Trust. The Class B shares may be forfeited by our management under the circumstances described above.  All forfeited Class B shares will automatically become treasury shares, and we will transfer the forfeited Class B shares to a trust established solely to hold these Class B shares, together with any dividends, proceeds received in respect of these Class B shares, shares of our common stock issued in connection with the conversion of these Class B shares or earnings with respect to such property.  We have established the Class B share plan, which is a long-term compensation plan, to govern the terms of awards in respect of forfeited Class B shares and related property in the Class B share trust.  Pursuant to the Class B share plan and our shareholders agreement, each item of property in the trust may be distributed separately from the underlying Class B shares to members of new or existing management (other than Richard D. Kinder), as designated by our chief executive officer and approved by certain members of our board of directors.  All property held in the trust on May 31, 2015 will be distributed proportionally to the holders of Class B shares as of May 31, 2015.  We have agreed to pay the costs of the Class B share trust, including the fees of the independent trustee.  We do not expect these costs to be material.

Other Compensation

Kinder Morgan, Inc. Savings Plan.  The Kinder Morgan, Inc. Savings Plan is a defined contribution 401(k) plan.  The savings plan permits all full-time employees of Kinder Morgan, Inc. and those of KMGP Services Company, Inc., including the named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  For more information on this savings plan, see Note 9 “Share-based Compensation and Employee Benefits—Kinder Morgan, Inc.—Retirement Plans” to our consolidated financial statements included elsewhere in this report.  As a result of a cost savings effort in 2009, all officers with the position of vice president or higher, including our named executive officers, were suspended from receiving any company contributions commencing February 15, 2009.  Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan, Inc. Cash Balance Retirement Plan.  Employees of Kinder Morgan, Inc. and KMGP Services Company, Inc., including the named executive officers, are also eligible to participate in the Kinder Morgan, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan.  Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan. We allocate contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRA. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year. Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100 % vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement. As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2010, under the provisions of the Cash Balance Retirement Plan.  With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2010
Richard D. Kinder	Cash Balance	10	$-	$-
Kimberly A. Dang	Cash Balance	9	53,480	7,350
Steven J. Kean	Cash Balance	9	65,220	7,350
Joseph Listengart	Cash Balance	10	75,873	7,350
C. Park Shaper	Cash Balance	10	75,873	7,350
__________

(a)
The present values in the Pension Benefits table are based on certain assumptions, including a 5.0% discount rate, 5.0% cash balance interest crediting rate, and a lump sum calculated using the IRS 2010 Mortality Tables.  We assumed benefits would commence at normal retirement age, which is 65.  No death or turnover was assumed prior to retirement date.

Potential Payments Upon Termination or Change-in-Control.  Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is terminated by us without cause or by them with good reason, whether or not related to a change in control. See “—Other Potential Post-Employment Benefits—Severance Agreements” below for a description of the terms.  Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by us without cause or by him with good reason, whether or not related to a change in control. See “Other Potential Post-Employment Benefits—Employment Agreement” below for a description of the terms.  Upon termination of employment of a named executive officer due to death or disability (as determined in accordance with our long-term disability plan covering such employee), all of his or her KMI Class B shares will no longer be subject to forfeiture.  In the event of a termination of employment of a named executive officer by us without “cause” or by a named executive officer with “good reason” (as each such term is defined in our shareholders agreement and described under “—Severance Agreements”), 50% of his or her KMI Class B shares will no longer be subject to forfeiture. In addition, all unvested KMI Class B shares will no longer be subject to forfeiture upon a change of control (as defined in our shareholders agreement).

The following tables list separately the potential payments and benefits upon a change in control of us and the potential payments and benefits upon a termination of employment for our named executive officers.  The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2010.  Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure.  Amounts in the tables for the acceleration of the vesting of our Class B shares are calculated based on the estimated value of our Class B units as of December 31, 2010.  In addition to the amounts shown in the tables below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Potential Payments Upon Termination of Employment or Change in Control for Richard D. Kinder

	Termination Payment	Benefit Continuation	Acceleration of Vesting of KMI Class B Shares
Termination without “cause” or “good reason” or due to “change in duties”(a)(c)	$2,250,000	$34,896	$-
Termination due to death or “disability”(a)(b)	750,000	-	-
Upon a change in control	N/A	N/A	-
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”
(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.
(c)
With respect to KMI Class B shares, as the terms “cause” and “good reason” are defined in our shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements.”

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Potential Payments Upon Termination of Employment or Change in Control for Other Named Executive Officers

	Termination Without Cause or Good Reason		Acceleration of Vesting of KMI Class B Shares
Name	Salary Continuation	Benefit Continuation	Upon Change in Control or Termination due to Death or Disability	Upon Termination Without Cause or for Good Reason
Kimberly A. Dang	$300,000	$14,818	$-	$-
Steven J. Kean	300,000	18,190	-	-
Joseph Listengart	300,000	18,410	-	-
C. Park Shaper	600,000	18,410	-	-
Other Potential Post-Employment Benefits

Employment Agreement.  On October 7, 1999, Richard D. Kinder entered into an employment agreement with us pursuant to which he agreed to serve as our Chairman and Chief Executive Officer.  His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th.  Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in KMP’s and our long-term viability.  Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.

We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us and our subsidiaries and accordingly, Mr. Kinder’s employment agreement is extended annually at the request of our and KMR’s Boards of Directors.  For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with us or any of our subsidiaries, while he is employed by us and for 12 months following the termination of his employment with us.  The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause”(as defined in the employment agreements) or in the event he is subject to a “change in duties”(as defined in the employment agreements) without his consent.  His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of employment.  In addition, under the terms of our shareholders agreement, Mr. Kinder also has agreed not to compete with us or any of our subsidiaries for an additional period of one year and not to solicit our or any of our subsidiaries’ employees or interfere with certain of our business relationships during the term of his employment and for two years thereafter.

Upon a change in control and a termination of Mr. Kinder’s employment by us or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code.  Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).   We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.05 million.  The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation.  The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 35%, and a Medicare tax rate of 1.45%.  If upon a change in control Mr. Kinder’s employment does not terminate, he would only be entitled to the immediate vesting of any of our Class B shares.

Severance Agreements.  In connection with our initial public offering, we entered into severance agreements with respect to eleven of our and our subsidiaries’ executive officers (including our named executive officers other than Richard D. Kinder) that provide severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” (as defined in the severance agreements) or the executive’s employment with us and our subsidiaries is terminated “without cause” (as defined in the severance agreements).  The other employees who did not enter into severance agreements with us are eligible for the same severance policy as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to (i) our principal executive officer; (ii) our principal financial officer and (iii) our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year end 2010 (collectively referred to as the “named executive officers”) for services rendered to us, our subsidiaries or our affiliates, including KMP and Kinder Morgan Kansas, Inc. (collectively referred to as the KMI affiliated entities), during fiscal years 2010, 2009 and 2008.  The amounts in the columns below represent the total compensation paid or awarded to the named executive officers by all the KMI affiliated entities, and as a result, the amounts are in excess of the compensation expense allocated to, recognized and paid by us for services rendered to us.

				(a)	(b)	(c)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2010	$1	$-	$-	$-	$-	$1
Director, Chairman and	2009	1	-	-	-	-	1
Chief Executive Officer	2008	1	-	-	-	-	1

Kimberly A. Dang	2010	294,444	-	500,000	9,544	11,704	815,692
Vice President and	2009	257,692	-	550,000	4,243	3,115	815,050
Chief Financial Officer	2008	223,077	-	440,000	8,285	11,863	683,225

Steven J. Kean	2010	294,444	-	1,000,000	10,058	13,247	1,317,749
Director, Executive Vice	2009	257,692	-	1,250,000	4,683	4,251	1,516,626
President and Chief	2008	223,077	-	1,150,000	8,755	13,007	1,394,839
Operating Officer

Joseph Listengart	2010	294,444	-	740,000	10,524	11,665	1,056,633
Vice President, General	2009	257,692	-	925,000	5,082	2,866	1,190,640
Counsel and Secretary	2008	223,077	-	900,000	9,188	11,629	1,143,894

C. Park Shaper	2010	294,444	-	1,040,000	10,524	12,925	1,357,893
Director and President	2009	257,692	-	1,300,000	5,082	3,971	1,566,745
	2008	223,077	-	1,200,000	9,188	12,769	1,445,034
__________

(a)	Represents amounts paid according to the provisions of the KMI Annual Incentive Plan. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(b)
Represents the 2010, 2009 and 2008, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of KMI’s Cash Balance Retirement Plan.

(c)
Amounts include value of contributions to the KMI Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy.  For 2010 and 2009, Mrs. Dang also had imputed income from a company provided cell phone.  Amounts in 2010, 2009 and 2008 representing the value of contributions to the KMI Savings Plan are $11,022, $2,308 and $11,154, respectively.

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2010 to our named executive officers.  The table includes awards made during or for 2010.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under our Annual Incentive Plan for performance in 2010.  Amounts actually paid under that plan for 2010 are set forth in the Summary Compensation Table (above) under the caption “Non-Equity Incentive Plan Compensation.”  There will not be any additional payouts under the Annual Incentive Plan for 2010.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	See “Elements of Compensation—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

Outstanding Equity Awards at Fiscal Year-End

The only unvested equity awards outstanding at the end of fiscal 2010 were the Class B units of KMI, which we refer to as the “KMI Class B units.”  The KMI Class B units were awarded in 2007, in connection with Kinder Morgan Kansas, Inc’s Going Private Transaction, by KMI to members of Kinder Morgan Kansas, Inc.’s management in consideration of their services to or for the benefit of KMI.  We recognize compensation expense with respect to such units, however, we have no obligation, nor do we expect, to pay any amounts in respect of such units or the shares into which they were converted as described in footnote (a) to the table below.

Stock Awards
Name	Type of Units	Number of units vested during 2010(a)	Number of units that have not vested	Market value of units of stock that have not vested(b)
Richard D. Kinder	Class B units	263,801,817	527,603,635	N/A
Kimberly A. Dang	Class B units	16,487,614	32,975,227	N/A
Steven J. Kean	Class B units	52,760,363	105,520,727	N/A
Joseph Listengart	Class B units	26,380,182	52,760,363	N/A
C. Park Shaper	Class B units	72,545,500	145,090,999	N/A
__________

(a)
As reflected in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” pursuant to the plan of conversion, effective February 10, 2011, our Class B units reflected in this table were converted to Class B shares.  Our Class B units were subject to time based vesting only (not performance based), and with respect to any holder thereof, vested 33 1/3% on each of the third, fourth and fifth year anniversary of the issuance of such Class B units to such holder.

(b)
Because as of December 31, 2010, the Class B units were equity interests of Kinder Morgan Holdco LLC, a private limited liability company, the market value of such interests was not readily determinable.  None of our named executive officers has received any payments in connection with such units, and none of us or our subsidiaries are obligated, nor do we expect, to pay any amounts in respect of such units.

Risks Associated with Compensation Practices

KMGP Services Company, Inc., Kinder Morgan Kansas, Inc. and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows. Our belief is based on the fact that our employee compensation—primarily consisting of annual salaries and cash bonuses—is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.

Compensation Committee Report

The compensation committee of our board of directors is comprised of Mr. Fayez Sarofim, Mr. R. Baran Tekkora, and Mr. Glenn A. Youngkin, each of whom the board of directors has determined meets the criteria for independence under our governance guidelines and the New York Stock Exchange rules.

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2010 with management.  Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2010.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Compensation Committee:

Fayez Sarofim
R. Baran Tekkora
Glenn A. Youngkin

Kinder Morgan, Inc. Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth information known to us regarding:

▪	the beneficial ownership of each class of our capital stock after giving effect to the Conversion Transactions, both immediately prior to and after giving effect to our initial public offering by:

▪	each of our directors, each of our named executive officers and all of our directors and executive officers as a group, and

▪	each person known by us to own beneficially more than 5% of any class of our capital stock; and

▪	the beneficial ownership of KMP’s common units and KMR’s shares by:

▪	each of our directors, each of our named executive officers and all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Based on information provided to us, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the tables have sole voting and investment power with respect to the shares or units indicated. Except as otherwise indicated, the address for each of the following is c/o Kinder Morgan, Inc., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership of Our Common Stock

None of the following individuals or entities owned any shares of our common stock immediately before or after the completion of our initial public offering on February 16, 2011. However, they do own our Class A shares, which initially are convertible on a one-for-one basis into shares of common stock. Therefore, the following table sets forth the number of shares of common stock of which the individuals and entities have beneficial ownership, assuming the outstanding Class A shares are fully converted into all the shares of common stock underlying the investor retained stock and that the Class B and Class C shares are converted into zero shares of common stock. Since our Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of shares of our common stock, the conversion of our Class B shares and Class C shares into shares of common stock will result in a corresponding decrease in the number of shares of common stock into which our Class A shares will be able to convert.

Amount and Nature of Beneficial Ownership(a)

Name	Number	% of Class(a)
Name and Address of Beneficial Owner
Richard D. Kinder(b)	216,538,834	30.6
C. Park Shaper	1,214,796	*
Steven J. Kean	597,103	*
Henry Cornell(c)	134,826,138	19.1
Michael Miller(d)	85,270,750	12.1
Michael C. Morgan(e)	5,761,863	*
Kenneth A. Pontarelli(c)	134,826,138	19.1
Fayez Sarofim(f)	31,178,252	4.4
John Stokes(d)	85,270,750	12.1
R. Baran Tekkora(g)	-	-
Glenn A. Youngkin(h)	-	-
Kimberly A. Dang	67,001	*
Joseph Listengart	541,298	*
Directors and executive officers as a group (15 persons)(i)	476,432,774	67.4
The Goldman Sachs Group, Inc.(c)	134,826,138	19.1
TCG Holdings, L.L.C.(j)	59,547,572	8.4
Investment funds associated with Carlyle/Riverstone Global Energy and Power Fund III, L.P.(k)	59,547,572	8.4
Highstar Capital LP(d)	85,270,750	12.1
____________
*Less than 1%.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

(a)	Information is as of February 16, 2011 immediately following the closing of our initial public offering, based on 707,000,000 shares of common stock on a fully-converted basis.
(b)	Includes 46,664 Class A shares owned by Mr. Kinder’s wife. Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A shares owned by his wife.
(c)
Consists of 16,227,644 Class A shares owned by GS Capital Partners V Fund, L.P.; 8,382,523 Class A shares owned by GSCP V Offshore Knight Holdings, L.P., which is controlled by GS Capital Partners V Offshore Fund, L.P.; 5,564,682 Class A shares owned by GS Capital Partners V Institutional, L.P.; 643,371 Class A shares owned by GSCP V Germany Knight Holdings, L.P., which is controlled by GS Capital Partners V GmbH & Co. KG; 15,764,853 Class A shares owned by GS Capital Partners VI Fund, L.P; 13,112,651 Class A shares owned by GSCP VI Offshore Knight Holdings, L.P., which is controlled by GS Capital Partners VI Offshore Fund, L.P.; 4,335,066 Class A shares owned by GS Capital Partners VI Parallel, L.P.; 560,283 Class A shares owned by GSCP VI Germany Knight Holdings, L.P., which is controlled by GS Capital Partners VI GmbH & Co. KG; 6,784,786 Class A Shares owned by GS Global Infrastructure Partners I, L.P.; 724,828 Class A shares owned by GS Institutional Infrastructure Partners I, L.P.; 19,227,228 Class A Shares owned by GS Infrastructure Knight Holdings, L.P., which is controlled by GS International Infrastructure Partners I, L.P.; 16,886,427 Class A Shares owned by Goldman Sachs KMI Investors, L.P.; 23,245,979 Class A Shares owned by GSCP KMI Investors, L.P.; 3,365,816 Class A Shares owned by GSCP KMI Investors Offshore, L.P. (collectively the “GS Entities”). The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 134,826,139 Class A shares which are owned directly or indirectly by the GS Entities, of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, limited partner or the managing partner. Goldman, Sachs & Co. is the investment manager for certain of the GS Entities. Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc. The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the GS Entities share voting power and investment power with certain of their respective affiliates. Henry Cornell and Kenneth Pontarelli are managing directors of Goldman, Sachs & Co. Each of Mr. Cornell, Mr. Pontarelli, The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the GS Entities disclaims beneficial ownership of the shares owned directly or indirectly by the GS Entities except to the extent of their pecuniary interest therein, if any. The address of the GS Entities, The Goldman Sachs Group, Inc., Goldman, Sachs & Co., Mr. Cornell and Mr. Pontarelli is 200 West Street, 28th Floor, New York, New York 10282.

(d)
Consists of 3,156,297 Class A shares owned by Highstar II Knight Acquisition Sub, L.P.; 20,743,460 Class A shares owned by Highstar III Knight Acquisition Sub, L.P.; 41,131,509 Class A shares owned by Highstar KMI Blocker LLC; and 20,239,484 Class A shares owned by Highstar Knight Partners, L.P. (collectively the “Highstar Entities”). Affiliates of PineBridge Investments LLC (PineBridge) serve as the general partner of Highstar II Knight Acquisition Sub, L.P., Highstar III Knight Acquisition Sub, L.P. and Highstar Knight Partners, L.P., and the managing member of Highstar KMI Blocker LLC, and accordingly may be deemed to beneficially own the Class A shares owned of record by the Highstar Entities. Pinebridge has delegated management authority for such general partners and managing member to Highstar Capital LP, which also serves as the investment manager for the Highstar Entities. Highstar Capital LP is controlled by Christopher Lee, Mr. Miller, Mr. Stokes, Christopher Beall and Scott Litman and, in such capacities, these individuals may be deemed to share beneficial ownership of the Class A shares beneficially owned by the Highstar Entities. Such individuals expressly disclaim any such beneficial ownership, except to the extent of their pecuniary interest therein, if any. The address of Highstar Capital LP and the Highstar Entities is 277 Park Avenue, 45th floor, New York, New York 10172.

(e)
Consists of 5,761,863 Class A shares owned by Portcullis Partners, LP, a private investment partnership. Mr. Morgan is President of Portcullis Partners, LP and therefore may be deemed to have beneficial ownership of the shares owned by Portcullis Partners, LP.

(f)
Includes 7,345,435 shares over which Mr. Sarofim has shared voting and dispositive power which are held by entities indirectly controlled by him. Also includes 15,365 shares held by trusts of which Mr. Sarofim is the sole trustee, but in which he has no pecuniary interest.

(g)
Does not include shares of common stock held by the Carlyle/Riverstone Funds (as defined in footnote (k) below) or Riverstone Coinvestment (as defined in footnote (k) below), each of which is an affiliate of Riverstone, or shares of common stock held by Carlyle Coinvestment (as defined in footnote (k) below). Mr. Tekkora is a director of Kinder Morgan, Inc. and a Managing Director of Riverstone. Mr. Tekkora disclaims beneficial ownership of the shares held by Carlyle/Riverstone Funds, Riverstone Coinvestment or Carlyle Coinvestment.

(h)
Does not include shares of common stock held by Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P., each of which is an affiliate of Carlyle. Mr. Youngkin is a director of Kinder Morgan, Inc. and a Managing Director of Carlyle. Mr. Youngkin disclaims beneficial ownership of the shares held by Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P.

(i)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife, in which Mr. Kinder disclaims any and all beneficial or pecuniary interest, and immediately before the offering, includes 178,465,436 Class A shares in which Mr. Cornell and Mr. Pontarelli disclaim beneficial ownership except to the extent of their pecuniary interest therein, if any.

(j)
Consists of 54,536,188 Class A shares owned by Carlyle Partners IV Knight, L.P. and 5,011,383 Class A shares owned by CP IV Coinvestment, L.P. TC Group IV, L.P. is the sole general partner of Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P. TC Group IV Managing GP, L.L.C. is the sole general partner of TC Group IV, L.P. TC Group, L.L.C. is the sole managing member of TC Group IV Managing GP, L.L.C. TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

Accordingly, TC Group IV, L.P., TC Group IV Managing GP, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to share beneficial ownership of our Class A shares owned of record by each of Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of the Class A shares beneficially owned by TCG Holdings, L.L.C. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(k)
Consists of 8,647,642 Class A shares owned by C/R Energy III Knight Non-U.S. Partnership, L.P. (Knight Partnership), 29,773,786 Class A shares owned by C/R Knight Partners, L.P. (Knight Partners), 20,123,489 Class A shares owned by Carlyle/Riverstone Knight Investment Partnership, L.P. (Knight Investment Partnership) and together with Knight Partnership and Knight Partners (Carlyle/Riverstone Funds), 826,614 Class A shares owned by Riverstone Energy Coinvestment III, L.P. (Riverstone Coinvestment) and 176,040 Class A shares owned by Carlyle Energy Coinvestment III, L.P. (Carlyle Coinvestment). C/R Energy GP III, LLC exercises investment discretion and control over the shares held by each of Knight Partnership, Knight Partners and Knight Investment Partnership through their mutual general partner, Carlyle/Riverstone Energy Partners III, L.P., of which C/R Energy GP III, LLC is the sole general partner. Riverstone Coinvestment GP LLC, a subsidiary of Riverstone Holdings, LLC, exercises investment discretion and control over the shares held by Riverstone Coinvestment, subject to contractual commitments that Riverstone Coinvestment invest and divest side-by-side with the Carlyle/Riverstone Funds. Carlyle Energy Coinvestment III GP, L.L.C., a subsidiary of TCG Holdings, L.L.C., exercises investment discretion and control over the shares held by Carlyle Coinvestment, subject to contractual commitments that Carlyle Coinvestment invest and divest side-by-side with the Carlyle/Riverstone Funds. C/R Energy GP III, LLC is managed by a managing committee comprising Daniel A. D’Aniello, William E. Conway, Jr., David M. Rubenstein and Edward J. Mathias, as Carlyle designees, and Pierre F. Lapeyre, Jr., David M. Leuschen and Michael B. Hoffman, as Riverstone designees. Actions of the managing committee require consent of at least five members of the managing committee, including at least one Carlyle designee and one Riverstone designee. The members of the managing committee of C/R Energy GP III, LLC may be deemed to share beneficial ownership of the shares beneficially owned by C/R Energy GP III, LLC. Such individuals expressly disclaim any such beneficial ownership. The principal address and principal offices of the Carlyle/Riverstone Funds and Riverstone Coinvestment and certain affiliates is 712 Fifth Avenue, 51st Floor, New York, NY 10019. The principal address and principal offices of Carlyle Coinvestment, TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

Amount and Nature of Beneficial Ownership of Our Class B and Class C Shares(a)

The Class B shares and Class C shares are convertible into shares of common stock under certain circumstances.

	Class B Shares		Class C Shares
Name	Number	% of Class(a)	Number	% of Class(a)
Name and Address of Beneficial Owner
Richard D. Kinder(b)	40,000,000	40.0	-	-
C. Park Shaper(c)	11,000,000	11.0	696,763	28.3
Steven J. Kean	8,000,000	8.0	342,477	13.9
Henry Cornell	-	-	-	-
Michael Miller	-	-	-	-
Michael C. Morgan	-	-	-	-
Kenneth A. Pontarelli	-	-	-	-
Fayez Sarofim	-	-	-	-
John Stokes	-	-	-	-
R. Baran Tekkora	-	-	-	-
Glenn A. Youngkin	-	-	-	-
Kimberly A. Dang(d)	2,500,000	2.5	38,429	1.6
Joseph Listengart	4,000,000	4.0	310,469	12.6
Directors and executive officers as a group (15 persons)(e)	70,800,000	70.8	1,638,636	66.5
The Goldman Sachs Group, Inc.	-	-	-	-
TCG Holdings, L.L.C.	-	-	-	-
Investment funds associated with Carlyle/Riverstone Global Energy and Power Fund III, L.P.	-	-	-	-
Highstar Capital LP	-	-	-	-
____________
(a)	Information is as of February 16, 2011, immediately following the closing of our initial public offering. We have 100,000,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

Class B shares and 2,462,927 Class C shares issued and outstanding.
(b)
Includes 13,333,333 Class B shares that Mr. Kinder transferred to a limited partnership. Mr. Kinder may be deemed to be the beneficial owner of these transferred Class B shares, because Mr. Kinder controls the voting and disposition power of these Class B shares, but he disclaims 99% of any beneficial and pecuniary interest in them.

(c)
Includes 11,000,000 Class B shares that Mr. Shaper transferred to a limited partnership. Mr. Shaper may be deemed to be the beneficial owner of these transferred Class B shares because he controls the voting and disposition power of these Class B shares, but he disclaims 21% of any beneficial and pecuniary interest in them.

(d)
Includes 2,500,000 Class B shares that Mrs. Dang transferred to a limited partnership. Mrs. Dang may be deemed to be the beneficial owner of these transferred Class B shares because Mrs. Dang has voting and disposition power of these Class B shares, but she disclaims 10% of any beneficial and pecuniary interest in them.

(e)
Includes 13,333,333 Class B shares that Mr. Kinder transferred to a limited partnership, 11,000,000 Class B shares that Mr. Shaper transferred to a limited partnership and 2,500,000 Class B shares that Mrs. Dang transferred to a limited partnership. These executive officers disclaim 99%, 21% and 10%, respectively, of any beneficial and pecuniary interest in such Class B shares.

Amount and Nature of Beneficial Ownership of
KMP Common Units and KMR Shares(a)

	KMP Common Units		KMR Shares
Name and Address of Beneficial Owner	Number(b)	% of Class	Number(c)	% of Class
Richard D. Kinder(d)	315,979	*	217,324	*
C. Park Shaper	4,000	*	33,632	*
Steven J. Kean	1,780	*	2,274	*
Henry Cornell	-	-	-	-
Michael Miller	-	-	-	-
Michael C. Morgan	-	-	-	-
Kenneth A. Pontarelli	1,000	*	-	-
Fayez Sarofim(e)	8,076,915	3.7	16,583	*
John Stokes	-	-	-	-
R. Baran Tekkora	-	-	-	-
Glenn A. Youngkin	-	-	-	-
Kimberly A. Dang	121	*	558	*
Joseph Listengart	5,498	*	2,546	*
Directors and executive officers as a group (15 persons)(f)	8,417,479	3.8	283,502	*
____________

* Represents ownership of less than 1%.

(a)	Information is as of February 11, 2011. Except as noted otherwise, each beneficial owner has sole voting power and sole investment power over the units and shares listed.
(b)	As of February 11, 2011, KMP had 218,993,455 common units issued and outstanding.
(c)
Represents the limited liability company shares of KMR.  As of February 11, 2011, there were 91,907,987 issued and outstanding KMR shares, including two voting shares owned by Kinder Morgan G.P., Inc.  In all cases, the i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.  Through the provisions in the partnership agreement and KMR’s limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of the i-units will at all times be equal.

(d)	Includes 7,879 KMP common units and 1,072 KMR shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these common units and shares.
(e)
Includes 5,726,915 KMP common units over which Mr. Sarofim has shared voting and dispositive power which are held by entities indirectly controlled by him, and 16,583 KMR shares over which Mr. Sarofim has dispositive power, but in which he has no pecuniary interest.

(f)
Includes 2,450 restricted KMP common units. Also includes 7,879 KMP common units and 1,072 KMR shares owned by an executive’s spouse and 842 KMR shares held by one of our executives for his children. The respective executives disclaim any beneficial ownership in 7,879 KMP common units and 1,914 KMR shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2010. Specifically, the table provides information regarding KMP’s Common Unit Compensation Plan for Non-employee Directors, described in Note 9 to our consolidated financial statements included elsewhere in this report.

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-

Equity compensation plans not approved by security holders	72,232

Total	72,232

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Transactions

Our policy is that (i) employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function and (ii) directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction). The maximum dollar amount of related party transactions that may be approved as described above in this paragraph in any calendar year is $1.0 million. Any related party transactions that would bring the total value of such transactions to greater than $1.0 million must be referred to the audit committee of the appropriate board of directors for approval or to determine the procedure for approval. When deciding whether to authorize a related party transaction, our business unit presidents and the non-interested members of the audit committee of the applicable board of directors, consider, among other things, the nature of the transaction and the relationship, the dollar amount involved, and the availability of reasonable alternatives.

For information regarding our related party transactions, see Note 11 to our consolidated financial statements included elsewhere in this report.

Kinder Morgan, Inc. Form 10-K

Item 14.  Principal Accounting Fees and Services

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP (in dollars):

	Year Ended December 31,
	2010	2009
Audit fees(a)	$3,981,638	$4,556,218
Tax fees(b)	2,725,960	2,421,694
Total	$6,707,598	$6,977,912
____________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements, and reviews of documents filed with the Securities and Exchange Commission.

(b)
For 2010 and 2009, amounts include fees of $1,863,233 and $2,231,537, respectively, billed for professional services rendered for tax processing and preparation of Forms K-1 for KMP’s unitholders; and fees of $45,405 and $71,890, respectively, billed for professional services rendered for Internal Revenue Service assistance, tax function effectiveness, and for general state, local and foreign tax compliance and consulting services. For 2010 only, amounts also include fees of $516,549 billed for accounting methods/inventory accounting solutions and fees of $22,883 billed for self-charged items of interest income and deduction.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee. Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors and (iii) to establish the fees and other compensation to be paid to our external auditors. The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2010. The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; (iii) the independence of the external auditors and (iv) the aggregate fees billed by our external auditors for each of the previous two fiscal years.

Kinder Morgan, Inc. Form 10-K

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements

See “Index to Financial Statements” set forth on Page 129.

(2)	Financial Statement Schedules

The financial statements, including the notes thereto, of KMP, a consolidated subsidiary of Kinder Morgan, Inc., are incorporated herein by reference to pages 114 through 193 of Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2010.

(3)	Exhibits

Any references made to K N Energy, Inc. in the exhibit listing that follows is a reference to the former name of Kinder Morgan, Inc. and is made because the exhibit being listed and incorporated by reference was originally filed before October 7, 1999, the date of change in the Registrant’s name.

Exhibit Number		Description
2.1*	—
Agreement and Plan of Merger dated August 28, 2006, among Kinder Morgan, Inc., Kinder Morgan Holdco LLC and Kinder Morgan Acquisition Co. (filed as Exhibit 2.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on August 28, 2006 and incorporated herein by reference)

3.1*	—
Amended and Restated Articles of Incorporation of Kinder Morgan, Inc. and amendments thereto (filed as Exhibit 3.1 to Kinder Morgan, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

3.2*	—	Bylaws of Kinder Morgan, Inc. (filed as Exhibit 3.2 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on June 5, 2007 and incorporated herein by reference)
4.1*	—
Indenture dated as of September 1, 1988, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4(a) to Kinder Morgan, Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 (File No. 1-06446) filed on May 23, 2000 and incorporated herein by reference)

4.2*	—
First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4.2 to the Registration Statement on Form S-3 (File No. 33-45091) of K N Energy, Inc. filed on January 17, 1992 and incorporated herein by reference)

4.3*	—
Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4(c) to Kinder Morgan, Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 (File No. 1-06446) filed on May 23, 2000 and incorporated herein by reference)

4.4*	—
Indenture dated as of November 20, 1993, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4.1 to the Registration Statement on Form S-3 (File No. 33-51115) of K N Energy, Inc. filed on November 19, 1993 and incorporated herein by reference)

4.5*	—
Registration Rights Agreement among Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and Kinder Morgan, Inc. dated May 18, 2001 (filed as Exhibit 4.7 to Kinder Morgan, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-06446) and incorporated herein by reference)

4.6*	—
Form of Indenture dated as of August 27, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Registration Statement on Form S-4 (File No. 333-100338) filed on October 4, 2002 and incorporated herein by reference)

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

4.7*	—
Form of First Supplemental Indenture dated as of December 6, 2002 between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.’s Registration Statement on Form S-4 (File No. 333-102873) filed on January 31, 2003 and incorporated herein by reference)

4.9*	—
Form of Senior Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan, Inc.’s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003 and incorporated herein by reference)

4.10*	—	Form of Senior Note of Kinder Morgan, Inc. (included in the Form of Senior Indenture filed as Exhibit 4.9 hereto and incorporated herein by reference)
4.11*	—
Form of Subordinated Indenture between Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.4 to Kinder Morgan, Inc.’s Registration Statement on Form S-3 (File No. 333-102963) filed on February 4, 2003 and incorporated herein by reference)

4.12*	—	Form of Subordinated Note of Kinder Morgan, Inc. (included in the Form of Subordinated Indenture filed as Exhibit 4.11 hereto and incorporated herein by reference)
4.13*	—
Indenture dated as of December 9, 2005, among Kinder Morgan Finance Company, LLC, Kinder Morgan, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on December 15, 2005 and incorporated herein by reference)

4.14*	—	Forms of Kinder Morgan Finance Company, LLC notes (included in the Indenture filed as Exhibit 4.13 hereto and incorporated herein by reference)
4.15*	—
Certificate of the President and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.00% senior notes due 2017 and 6.50% senior notes due 2037 (filed as Exhibit 1.01 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and incorporated herein by reference)

4.16*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% senior notes due 2012 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

4.17*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference)

4.18*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.95% Senior Notes due 2018 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for 2007 and incorporated herein by reference)

4.19*	—
Indenture dated as of December 21, 2007, between NGPL PipeCo LLC and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on December 21, 2007 and incorporated herein by reference)

4.20*	—	Forms of notes of NGPL PipeCo LLC (included in the Indenture filed as Exhibit 4.19 hereto and incorporated herein by reference)
4.21*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 9.00% Senior Notes due 2019 (filed as Exhibit 4.29 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for 2008 and incorporated herein by reference)

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

4.22*	—
Certain instruments with respect to the long-term debt of Kinder Morgan, Inc. and its consolidated subsidiaries that relate to debt that does not exceed 10% of the total assets of Kinder Morgan, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Kinder Morgan, Inc. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

10.1	—	2010 Annual Incentive Plan of Kinder Morgan, Inc.
10.2*	—
2011 Annual Incentive Plan of Kinder Morgan, Inc. (incorporated by reference to Exhibit 10.6 of the Form S-1 for Kinder Morgan, Inc., formerly known as Kinder Morgan Holdco LLC,  filed on February 3, 2011).

10.3*	—
Employment Agreement dated October 7, 1999, between Kinder Morgan, Inc. and Richard D. Kinder (filed as Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on November 16, 1999 and incorporated herein by reference)

10.4*	—
Form of Purchase Provisions between Kinder Morgan Management, LLC and Kinder Morgan, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC filed as Exhibit 3.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on May 30, 2007 and incorporated herein by reference)

10.5*	—
Credit Agreement, dated as of May 30, 2007, among Kinder Morgan, Inc. and Kinder Morgan Acquisition Co., as the borrower, the several lenders from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K, filed on June 5, 2007 and incorporated herein by reference)

10.6*	—
Form of Indemnification Agreement between Kinder Morgan, Inc. and each member of the Special Committee of the Board of Directors (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on June 16, 2006 and incorporated herein by reference)

10.7*	—
Acquisition Agreement dated as of February 26, 2007, by and among Kinder Morgan, Inc., 3211953 Nova Scotia Company and Fortis Inc. (filed as Exhibit 1.01 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on March 1, 2007 and incorporated herein by reference)

10.8*	—
Purchase Agreement, dated as of December 10, 2007, between Kinder Morgan, Inc. and Myria Acquisition Inc. (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K filed on December 11, 2007 and incorporated herein by reference)

10.9*	—	Form of Severance Agreement with C. Park Shaper (filed as Exhibit 10.61 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).
10.10*	—	Form of Severance Agreement with Steven J. Kean (filed as Exhibit 10.62 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).
10.11*	—
Form of Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.63 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).

10.12*	—
Form of Severance Agreement with Joseph Listengart (filed as Exhibit 10.64 to Amendment No. 3 to Kinder Morgan Holdco LLC Registration Statement on Form S-1 filed January 26, 2011 (File No. 333-170773)).

12.1	—	Statement re: computation of ratio of earnings to fixed charges.
21.1	—	List of Subsidiaries.
23.1	—	Consent of PricewaterhouseCoopers LLP.
23.2	—	Consent of Netherland, Sewell and Associates, Inc.
23.3	—	Consent of PricewaterhouseCoopers LLP.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	—
The financial statements of Kinder Morgan Energy Partners, L.P. and subsidiaries (incorporated by reference to pages 114 through 193 of the Annual Report on Form 10-K and Form 10-K/A of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2010)

99.2	—	Estimates of the net reserves and future net revenues as of December 31, 2010 to Kinder Morgan CO2 Company, L.P.’s interests in certain oil and gas properties located in the state of Texas.
99.3	—	The consolidated financial statements of NGPL PipeCo LLC and subsidiaries for the years ended June 30, 2010 and 2009.
99.4	—	The consolidated financial statements of NGPL PipeCo LLC and subsidiaries for the years ended June 30, 2009 and 2008.
__________
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Kinder Morgan, Inc. (formerly known as Kinder Morgan Holdco LLC)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows, of members' equity and of comprehensive income present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly known as Kinder Morgan Holdco LLC) and its subsidiaries (the "Company") at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 1, 2011

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Revenues
Natural gas sales	$3,614.4	$3,137.2	$7,705.8
Services	3,024.7	2,739.1	2,904.0
Product sales and other	1,551.5	1,308.9	1,485.0
Total Revenues	8,190.6	7,185.2	12,094.8

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	3,612.9	3,068.5	7,744.0
Operations and maintenance	1,422.3	1,159.9	1,318.0
Depreciation, depletion and amortization	1,078.8	1,070.2	918.4
General and administrative	631.1	373.0	352.5
Taxes, other than income taxes	171.4	137.0	191.4
Goodwill impairment expense	-	-	4,033.3
Other expense (income)	(6.6)	(30.6)	9.3
Total Operating Costs, Expenses and Other	6,909.9	5,778.0	14,566.9

Operating Income (loss)	1,280.7	1,407.2	(2,472.1)

Other Income (Expense)
Earnings (loss) from equity investments	(186.2)	221.9	201.1
Amortization of excess cost of equity investments	(5.8)	(5.8)	(5.7)
Interest expense	(668.3)	(599.1)	(675.8)
Interest income	23.4	25.7	47.5
Other, net	24.1	49.5	7.0
Total Other Income (Expense)	(812.8)	(307.8)	(425.9)

Income (Loss) from Continuing Operations Before Income Taxes	467.9	1,099.4	(2,898.0)

Income Taxes	(167.6)	(326.6)	(304.3)

Income (Loss) from Continuing Operations	300.3	772.8	(3,202.3)

Income (Loss) from Discontinued Operations, net of tax	(0.7)	0.3	(0.9)

Net Income (Loss)	299.6	773.1	(3,203.2)

Net Income Attributable to Noncontrolling Interests	(340.9)	(278.1)	(396.1)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$(41.3)	495.0	$(3,599.3)

The accompanying notes are an integral part of these consolidated financial statements.

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Kinder Morgan, Inc.
Net income (loss)	$(41.3)	$495.0	$(3,599.3)
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	(18.8)	(138.7)	212.0
Reclassification of change in fair value of derivatives to net income	21.2	(39.4)	117.1
Foreign currency translation adjustments	38.7	53.9	(68.7)
Benefit plan adjustments	(16.3)	2.8	(66.5)
Benefit plan amortization	6.6	6.9	0.4
Total other comprehensive income (loss)	31.4	(114.5)	194.3
Total comprehensive income (loss)	(9.9)	380.5	(3,405.0)

Noncontrolling Interests
Net income	340.9	278.1	396.1
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	(34.6)	(208.8)	295.4
Reclassification of change in fair value of derivatives to net income	85.7	45.7	301.1
Foreign currency translation adjustments	45.7	114.9	(149.6)
Benefit plan adjustments	(1.3)	(1.2)	1.9
Benefit plan amortization	0.2	0.1	(0.3)
Total other comprehensive income (loss)	95.7	(49.3)	448.5
Total comprehensive income	436.6	228.8	844.6

Total
Net income (loss)	299.6	773.1	(3,203.2)
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	(53.4)	(347.5)	507.4
Reclassification of change in fair value of derivatives to net income	106.9	6.3	418.2
Foreign currency translation adjustments	84.4	168.8	(218.3)
Benefit plan adjustments	(17.6)	1.6	(64.6)
Benefit plan amortization	6.8	7.0	0.1
Total other comprehensive income (loss)	127.1	(163.8)	642.8
Total comprehensive income (loss)	$426.7	$609.3	$(2,560.4)

The accompanying notes are an integral part of these consolidated financial statements.

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions)
ASSETS
Current assets
Cash and cash equivalents	$502.4	$165.6
Restricted deposits	90.5	52.5
Accounts, notes and interest receivable, net	971.4	916.3
Inventories	92.0	71.9
Gas in underground storage	2.2	43.5
Fair value of derivative contracts	24.0	20.8
Other current assets	104.4	109.7
Total current assets	1,786.9	1,380.3

Property, plant and equipment, net	17,070.7	16,803.5
Investments	4,291.1	3,695.6
Notes receivable	115.0	190.6
Goodwill	4,830.9	4,744.3
Other intangibles, net	339.2	259.8
Fair value of derivative contracts	301.7	293.3
Deferred charges and other assets	172.6	213.6
Total Assets	$28,908.1	$27,581.0

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities
Current portion of debt – Kinder Morgan Kansas, Inc.	$750.0	$172.1
Current portion of debt – KMP	1,263.3	596.6
Cash book overdrafts	34.3	36.6
Accounts payable	647.5	620.8
Accrued interest	310.4	292.1
Accrued taxes	44.7	58.3
Deferred revenues	96.7	76.1
Fair value of derivative contracts	281.5	272.0
Accrued other current liabilities	215.7	194.6
Total current liabilities	3,644.1	2,319.2

Long-term liabilities and deferred credits
Long-term debt
Outstanding – Kinder Morgan Kansas, Inc.	2,773.8	2,772.2
Outstanding – KMP	10,282.8	10,007.5
Preferred interest in general partner of KMP	100.0	100.0
Value of interest rate swaps	656.3	361.0
Total long-term debt	13,812.9	13,240.7
Deferred income taxes	2,092.7	2,035.9
Fair value of derivative contracts	172.2	469.6
Other long-term liabilities and deferred credits	647.2	670.5
Total long-term liabilities and deferred credits	16,725.0	16,416.7

Total Liabilities	20,369.1	18,735.9

Commitments and contingencies (Notes 8, 12 and 16)
Members’ Equity
Members’ capital	3,575.6	4,338.4
Accumulated other comprehensive loss	(136.5)	(167.9)
Total Kinder Morgan, Inc.’s members’ equity	3,439.1	4,170.5
Noncontrolling interests	5,099.9	4,674.6
Total Members’ Equity	8,539.0	8,845.1
Total Liabilities and Members’ Equity	$28,908.1	$27,581.0

The accompanying notes are an integral part of these consolidated financial statements.

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Operating Activities
Net income (loss)	$299.6	$773.1	$(3,203.2)
Adjustments to reconcile net income to net cash provided by operating activities
Loss (income) from discontinued operations, net of tax	0.7	(0.3)	0.9
Loss on early extinguishment of debt	-	-	23.6
Depreciation, depletion and amortization	1,078.8	1,070.2	918.4
Impairment of goodwill	-	-	4,033.3
Deferred income taxes	1.9	60.6	(496.4)
Amortization of excess cost of equity investments	5.8	5.8	5.7
Income from the allowance for equity funds used during construction	(0.7)	(22.7)	(10.9)
(Income) loss from the sale or casualty of property, plant and equipment and other net assets	(15.4)	(30.4)	9.2
Loss (earnings) from equity investments	186.2	(221.9)	(201.1)
Mark-to-market interest rate swap gain	-	-	(19.8)
Distributions from equity investments	219.8	277.0	241.6
Proceeds from termination of interest rate swap agreements	157.6	146.0	192.0
Pension contributions in excess of expense	(14.6)	(7.7)	-
Changes in components of working capital
Accounts receivable	18.2	47.6	60.6
Inventories	(20.8)	(20.0)	(7.9)
Other current assets	40.3	(93.6)	(16.9)
Accounts payable	(4.2)	(180.5)	(99.3)
Accrued interest	18.4	50.2	0.7
Accrued taxes	(4.8)	(131.6)	109.0
Accrued liabilities	(45.3)	(125.0)	(119.1)
Rate reparations, refunds and other litigation reserve adjustments	(34.3)	2.5	(13.7)
Other, net	24.8	(11.3)	(9.1)
Cash Flows Provided by Continuing Operations	1,912.0	1,588.0	1,397.6
Net Cash Flows Used in Discontinued Operations	(1.0)	(0.5)	(0.8)
Net Cash Provided by Operating Activities	1,911.0	1,587.5	1,396.8

Cash Flows From Investing Activities
Proceeds from sale of 80% interest in NGPL PipeCo LLC net of $1.1 cash sold	-	-	2,899.3
Proceeds from NGPL PipeCo LLC restricted cash	-	-	3,106.4
Acquisitions of equity investments	(925.7)	(36.0)	-
Acquisitions of assets	(287.5)	(292.9)	(47.6)
Repayments (loans) from customers	-	109.6	(109.6)
Capital expenditures	(1,002.5)	(1,324.3)	(2,545.3)
Deconsolidation of variable interest entity due to the implementation of ASU 2009-17 (Note 18)	(17.5)	-	-
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	49.3	47.9	111.1
(Investments in) net proceeds from margin and restricted deposits	(35.4)	(55.7)	71.0
Contributions to investments	(299.3)	(2,051.8)	(366.2)
Distributions from equity investments in excess of cumulative earnings	224.5	125.7	98.1
Other, net	7.0	-	(7.2)
Net Cash (Used in) Provided by Investing Activities	$(2,287.1)	$(3,477.5)	$3,210.0

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2010	2009	2008
	(In millions)
Cash Flows From Financing Activities
Issuance of debt – Kinder Morgan Kansas, Inc.	$2,233.1	$1,028.9	$1,467.2
Payment of debt – Kinder Morgan Kansas, Inc.	(1,655.3)	(871.7)	(7,611.5)
Issuance of debt – KMP.	7,140.1	6,891.9	9,028.6
Payment of debt – KMP.	(6,186.4)	(4,857.1)	(7,525.0)
Repayments from related party	2.7	3.7	2.7
Discount on early extinguishment of debt	-	-	69.2
Debt issue costs	(31.0)	(16.9)	(15.9)
(Decrease) increase in cash book overdrafts	(2.2)	(8.5)	14.5
Cash dividends	(700.0)	(650.0)	-
Contributions from noncontrolling interests	758.7	1,155.6	561.5
Distributions to noncontrolling interests	(848.7)	(744.0)	(630.3)
Other, net	(0.4)	(0.9)	10.9
Net Cash Provided by (Used in) Financing Activities	710.6	1,931.0	(4,628.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.3	6.0	(8.7)

Net Increase (Decrease) in Cash and Cash Equivalents	336.8	47.0	(30.0)
Cash and Cash Equivalents, beginning of period	165.6	118.6	148.6
Cash and Cash Equivalents, end of period	$502.4	$165.6	$118.6

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$13.8	$7.7	$4.8
Assets acquired by contributions from noncontrolling interests	$81.7	$5.0	$-
Interest expense recognized from early extinguishment of debt	$-	$-	$87.5
Subordinated notes acquired by exchange of preferred equity interest	$-	$-	$111.4
Contribution of net assets to investments	$20.0	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$627.9	$572.8	$649.9
Cash paid during the period for income taxes (net of refunds)	$146.9	$401.1	$657.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY

	Year Ended December 31,
	2010		2009		2008
	Units	Amount	Units	Amount	Units	Amount
	(In millions)
Members’ Capital
Beginning balance	7,914.4	$4,338.4	7,914.4	$4,457.7	7,914.4	$8,069.2
Impact of KMP’s equity transactions (Note 10)		(27.5)		28.1		(19.8)
A-1 and B unit amortization		6.1		7.6		7.6
Net income (loss)		(41.3)		495.0		(3,599.3)
Cash dividends		(700.0)		(650.0)		-
Other		(0.1)		-		-
Ending balance	7,914.4	3,575.6	7,914.4	4,338.4	7,914.4	4,457.7

Accumulated Other Comprehensive Income (Loss)
Beginning balance		(167.9)		(53.4)		(247.7)
Change in fair value of derivatives utilized for hedging purposes		(18.8)		(138.7)		212.0
Reclassification of change in fair value of derivatives to net income		21.2		(39.4)		117.1
Foreign currency translation adjustments		38.7		53.9		(68.7)
Benefit plan adjustments		(16.3)		2.8		(66.5)
Benefit plan amortization		6.6		6.9		0.4
Ending balance		(136.5)		(167.9)		(53.4)

Total Kinder Morgan, Inc.’s Members’ Equity	7,914.4	3,439.1	7,914.4	4,170.5	7,914.4	4,404.3

Noncontrolling interests
Beginning balance		4,674.6		4,072.6		3,314.0
Impact from equity transactions of KMP		43.0		(43.8)		(21.4)
Distributions to noncontrolling interests		(848.7)		(745.5)		(630.7)
Contributions from noncontrolling interests		840.1		1,160.6		561.5
Implementation of ASU 2009-17 (Notes 10 and 18)		(45.9)		-		-
Other		0.2		1.9		4.6
Comprehensive income
Net income		340.9		278.1		396.1
Change in fair value of derivatives used for hedging purposes		(34.6)		(208.8)		295.4
Reclassification of change in fair value of derivatives to net income		85.7		45.7		301.1
Foreign currency translation adjustments		45.7		114.9		(149.6)
Benefit plan adjustments		(1.3)		(1.2)		1.9
Benefit plan amortization		0.2		0.1		(0.3)
Total comprehensive income		436.6		228.8		844.6
Ending balance		5,099.9		4,674.6		4,072.6

Total Members’ Equity	7,914.4	$8,539.0	7,914.4	$8,845.1	7,914.4	$8,476.9

The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  General

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and we changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc. Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., and is referred to in these financial statements as Kinder Morgan, Kansas, Inc.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering.  Other than the company name changes, these conversion transactions have not been reflected in our consolidated financial statements and the notes thereto. For additional information on the offering, see Note 10 “Members’ Equity—Subsequent Events—Initial Public Offering.”

Kinder Morgan, Inc. was formed August 23, 2006 principally for the purpose of acquiring (through a wholly owned subsidiary) all of the common stock of Kinder Morgan Kansas, Inc. The merger closed on May 30, 2007 with Kinder Morgan Kansas, Inc. continuing as a surviving legal entity. This transaction is referred to herein as the “Going Private Transaction. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries including Kinder Morgan Kansas, Inc.

We own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to in this report as KMP.  KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.”  Primarily through KMP, we operate or own an interest in approximately 37,000 miles of pipelines and approximately 180 terminals.  These pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and these terminals store petroleum products, chemicals and handle bulk materials like coal and petroleum coke.

Kinder Morgan Management, LLC, referred to in this report as “KMR,” is a publicly traded Delaware limited liability company.  Kinder Morgan G.P., Inc., the general partner of KMP and a wholly owned subsidiary of ours, owns all of Kinder Morgan Management’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.

Our accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States, and certain amounts from prior years have been reclassified to conform to the current presentation.  Effective September 30, 2009, the Financial Accounting Standards Boards’ Accounting Standards Codification became the single source of generally accepted accounting principles, and in this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB Accounting Standards Codification as the Codification.

Our consolidated financial statements include the accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries, as well as those of (i) KMP; (ii) KMR and (iii) and prior to January 1, 2010, Triton Power Company LLC, in which Kinder Morgan Kansas, Inc. had a preferred investment. Except for KMP, KMR and Triton Power Company LLC, investments in 50% or less owned operations are accounted for under the equity method. All material intercompany transactions and balances have been eliminated.

Notwithstanding the consolidation of KMP and its subsidiaries into our financial statements and into Kinder Morgan Kansas, Inc.’s financial statements, we and Kinder Morgan Kansas, Inc. are not liable for, and our assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa, except as discussed in the following paragraph.  Responsibility for payments of obligations reflected in our, Kinder Morgan Kansas, Inc.’s or KMP’s financial statements is a legal determination based on the entity that incurs the liability.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

In conjunction with KMP’s acquisition of certain natural gas pipelines from Kinder Morgan Kansas, Inc., Kinder Morgan Kansas, Inc. agreed to indemnify KMP with respect to approximately $733.5 million of its debt.  Kinder Morgan Kansas, Inc. would be obligated to perform under this indemnity only if KMP’s assets were unable to satisfy its obligations.

Going Private Transaction

The Going Private Transaction was accounted for under the purchase method of accounting with the assets acquired and liabilities assumed recorded at their fair market values as of the acquisition date based on an allocation of the aggregate purchase price paid in the Going Private Transaction, resulting in a new basis of accounting effective with the closing of the Going Private Transaction. To the extent that we consolidated less than wholly owned subsidiaries (such as KMP and KMR), the reported assets and liabilities for these entities were given a new accounting basis only to the extent of our economic ownership interest in those entities. Therefore, the assets and liabilities of these entities are included in our financial statements, in part, at a new accounting basis reflecting our purchase of our economic interest in these entities (approximately 50% in the case of KMP and 14% in the case of KMR). The remaining percentage of these assets and liabilities, reflecting the continuing noncontrolling ownership interest, is included at its historical accounting basis.

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates.  Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In addition, we believe that certain accounting policies are of more significance in our financial statement preparation process than others, and set out below are the principal accounting policies we apply in the preparation of our consolidated financial statements.

Cash Equivalents

We define cash equivalents as all highly liquid short-term investments with original maturities of three months or less.

Restricted Deposits

As of December 31, 2010, our restricted deposits totaled $90.5 million and consisted of restricted deposits associated with KM Insurance, Ltd., a Bermuda insurance company and wholly-owned subsidiary of KMI, and $50.0 million in a third-party escrow account at KMP to comply with contractual stipulations related to its equity investment in Watco Companies, LLC.  In January 2011, the funds were released from escrow and KMP used the cash for its investment.  For additional information on this investment, see Note 3 “Acquisitions and Divestitures—Acquisitions Subsequent to December 31, 2010.”  As of December 31, 2009, our restricted deposits totaled $52.5 million and consisted of restricted deposits associated with KM Insurance, Ltd. and cash margin deposits associated with KMP’s energy commodity contract positions and over-the-counter swap partners.

Accounts Receivable

The amounts reported as “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheets as of December 31, 2010 and 2009 primarily consist of amounts due from third party payors (unrelated entities).  For information on receivables due to us from related parties, see Note 11.

Our policy for determining an appropriate allowance for doubtful accounts varies according to the type of business being conducted and the customers being served.  Generally, we make periodic reviews and evaluations of the appropriateness of the allowance for doubtful accounts based on a historical analysis of uncollected amounts, and we record adjustments as necessary for changed circumstances and customer-specific information.  When specific receivables are determined to be uncollectible, the reserve and receivable are relieved.  The following table shows our balance of the allowance for doubtful accounts and activity for the years ended December 31, 2010, 2009 and 2008 (in millions):

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Valuation and Qualifying Accounts

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions(a)	Balance at end of period

Year ended December 31, 2010	$5.4	$2.3	$-	$(0.9)	$6.8

Year ended December 31, 2009	$6.2	$0.5	$-	$(1.3)	$5.4

Year ended December 31, 2008	$7.0	$0.7	$-	$(1.5)	$6.2
____________

(a)	Deductions represent the write-off of receivables and currency translation adjustments.

In addition, the balances of “Accrued other current liabilities” in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $7.1 million and $10.9 million as of December 31, 2010 and 2009, respectively.

Inventories

Our inventories of products consist of natural gas liquids, refined petroleum products, natural gas, carbon dioxide and coal.  We report these assets at the lower of weighted-average cost or market, and in December 2008, we recognized a lower of cost or market adjustment of $12.9 million in the CO2—KMP business segment.  We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

As of December 31, 2010 and 2009, the value of natural gas in our underground storage facilities under the weighted-average cost method was $2.2 million and $43.5 million, respectively, and we reported these amounts separately as “Gas in underground storage” in our accompanying consolidated balance sheets.

Gas Imbalances

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market, per our quarterly imbalance valuation procedures.  Gas imbalances represent the difference between customer nominations and actual gas receipts from, and gas deliveries to, our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements.  Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines’ various tariff provisions.  As of December 31, 2010 and 2009, our gas imbalance receivables—including both trade and related party receivables—totaled $18.8 million and $14.0 million, respectively, and we included these amounts within “Other current assets” on our accompanying consolidated balance sheets.  As of December 31, 2010 and 2009, our gas imbalance payables—including both trade and related party payables— totaled $7.7 million and $7.4 million, respectively, and we included these amounts within “Accrued other current liabilities” on our accompanying consolidated balance sheets.

Property, Plant and Equipment

Capitalization, Depreciation and Depletion and Disposals

We report property, plant and equipment at its acquisition cost.  We expense costs for maintenance and repairs in the period incurred.  As discussed below, for assets used in our oil and gas producing activities or in our unregulated bulk and liquids terminal activities, the cost of property, plant and equipment sold or retired and the related depreciation are removed from our balance sheet in the period of sale or disposition, and we record any related gains and losses from sales or retirements to income or expense accounts.  For our pipeline system assets, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal.  We do not include retirement gain or loss in income except in the case of significant retirements or sales.  Gains and losses on minor system sales, excluding land, are recorded to the appropriate accumulated depreciation reserve.  Gains and losses for operating systems sales and land sales are booked to income or expense accounts in accordance with regulatory accounting guidelines.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

We generally compute depreciation using the straight-line method based on estimated economic lives, however, for certain depreciable assets, we employ the composite depreciation method, applying a single depreciation rate for a group of assets.  Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics.  The rates range from 1.6% to 12.5%, excluding certain short-lived assets such as vehicles.  Depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets.  Uncertainties that impact these estimates included changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area.  When assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable.  However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense.  Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

Our oil and gas producing activities are accounted for under the successful efforts method of accounting.  Under this method costs that are incurred to acquire leasehold and subsequent development costs are capitalized.  Costs that are associated with the drilling of successful exploration wells are capitalized if proved reserves are found.  Costs associated with the drilling of exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of certain non-producing leasehold costs are expensed as incurred.  The capitalized costs of our producing oil and gas properties are depreciated and depleted by the units-of-production method.  Other miscellaneous property, plant and equipment are depreciated over the estimated useful lives of the asset.

A gain on the sale of  property, plant and equipment used in our oil and gas producing activities or in our bulk and liquids terminal activities is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received.  A gain on an asset disposal is recognized in income in the period that the sale is closed.  A loss on the sale of  property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received or the maket value if the asset is being held for sale.  A loss is recognized when the asset is sold or when the net cost of an asset held for sale is greater than the market value of the asset.

In addition, we engage in enhanced recovery techniques in which carbon dioxide is injected into certain producing oil reservoirs.  In some cases, the acquisition cost of the carbon dioxide associated with enhanced recovery is capitalized as part of our development costs when it is injected.  The acquisition cost associated with pressure maintenance operations for reservoir management is expensed when it is injected.  When carbon dioxide is recovered in conjunction with oil production, it is extracted and re-injected, and all of the associated costs are expensed as incurred.  Proved developed reserves are used in computing units of production rates for drilling and development costs, and total proved reserves are used for depletion of leasehold costs.  The units-of-production rate is determined by field.

As discussed in “—Inventories” above, we own and maintain natural gas in underground storage as part of our inventory. This component of our inventory represents the portion of gas stored in an underground storage facility generally known as “working gas,” and represents an estimate of the portion of gas in these facilities available for routine injection and withdrawal.  In addition to this working gas, underground gas storage reservoirs contain injected gas which is not routinely cycled but, instead, serves the function of maintaining the necessary pressure to allow efficient operation of the facility.  This gas, generally known as “cushion gas,” is divided into the categories of “recoverable cushion gas” and “unrecoverable cushion gas,” based on an engineering analysis of whether the gas can be economically removed from the storage facility at any point during its life.  The portion of the cushion gas that is determined to be unrecoverable is considered to be a permanent part of the facility itself (thus, part of our “Property, plant and equipment, net” balance in our accompanying consolidated balance sheets), and this unrecoverable portion is depreciated over the facility’s estimated useful life.  The portion of the cushion gas that is determined to be recoverable is also considered a component of the facility but is not depreciated because it is expected to ultimately be recovered and sold.

Impairments

We measure long-lived assets that are to be disposed of by sale at the lower of book value or fair value less the cost to sell, and we review for the impairment of long-lived assets whenever events or changes in circumstances indicate that our carrying amount of an asset may not be recoverable.  We would recognize an impairment loss when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

We evaluate our oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved and risk-adjusted probable and possible reserves.  For the purpose of impairment testing, we use the

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

forward curve prices as observed at the test date; however, due to differences between the forward curve and spot prices, the forward curve cash flows may differ from the amounts presented in our supplemental information on oil and gas producing activities disclosed in Note 20.

Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on total proved and risk-adjusted probable and possible reserves or, if available, comparable market values.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment.  Due to the decline in crude oil and natural gas prices during 2008, on December 31, 2008, we conducted an impairment test on our oil and gas producing properties in the CO2—KMP business segment and determined that no impairment was necessary.

Allowance for Funds Used During Construction/Capitalized Interest

Included in the cost of our qualifying property, plant and equipment is (i) an allowance for funds used during construction (AFUDC) or upgrade for assets regulated by the Federal Energy Regulatory Commission or (ii) capitalized interest.  The primary difference between AFUDC and capitalized interest is that AFUDC may include a component for equity funds, while capitalized interest does not.  AFUDC on debt, as well as capitalized interest, represents the estimated cost of capital, from borrowed funds, during the construction period that is not immediately expensed, but instead is treated as an asset (capitalized) and amortized to expense over time in our income statements.

Total AFUDC on debt and capitalized interest in 2010, 2009 and 2008 was $12.5 million, $32.9 million and $49.5 million, respectively.  Similarly, AFUDC on equity represents an estimate of the cost of capital funded by equity contributions, and in the years ended December 31, 2010, 2009 and 2008, we also capitalized approximately $0.7 million, $22.7 million and $10.8 million, respectively, of equity AFUDC.

Asset Retirement Obligations

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses.  We record, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred, which is typically at the time the assets are installed or acquired.  Amounts recorded for the related assets are increased by the amount of these obligations.  Over time, the liabilities increase due to the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets.  The liabilities are eventually extinguished when the asset is taken out of service. For more information on our asset retirement obligations, see Note 5 “Property, Plant and Equipment—Asset Retirement Obligations.”

Equity Method of Accounting

We account for investments greater than 20% in affiliates—which we do not control, but do have the ability to exercise significant influence—by the equity method of accounting.  Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.

Goodwill

Goodwill represents the excess of the cost of an acquisition price over the fair value of the acquired net assets, and such amounts are reported separately as “Goodwill” on our accompanying consolidated balance sheets. Our total goodwill was $4,830.9 million and $4,744.3 million as of December 31, 2010 and 2009, respectively. Goodwill cannot be amortized, but instead must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. We perform our goodwill impairment test on May 31 of each year. See Note 7 for more information about goodwill and our annual impairment test.

Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed.  We generally sell natural gas under long-term agreements, generally based on Houston Ship Channel index posted prices.  In some cases, we sell natural gas under short-term agreements at prevailing market prices.  In all cases, we recognize natural gas sales revenues when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured.  The natural gas we market is primarily purchased gas produced by third parties, and we market this gas to power generators, local distribution companies, industrial end-users and national marketing companies.  We recognize gas gathering and marketing revenues in the month of delivery based on customer nominations and generally, our natural gas marketing revenues are recorded

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

gross, not net of cost of gas sold.

In addition to storing and transporting a significant portion of the natural gas volumes we purchase and resell, we provide various types of natural gas storage and transportation services for third-party customers.  The natural gas remains the property of these customers at all times.  In many cases, generally described as firm service, the customer pays a two-part rate that includes (i) a fixed fee reserving the right to transport or store natural gas in our facilities and (ii) a per-unit rate for volumes actually transported or injected into/withdrawn from storage.  The fixed-fee component of the overall rate is recognized as revenue in the period the service is provided.  The per-unit charge is recognized as revenue when the volumes are delivered to the customers’ agreed upon delivery point, or when the volumes are injected into/withdrawn from our storage facilities.  In other cases, generally described as interruptible service, there is no fixed fee associated with the services because the customer accepts the possibility that service may be interrupted at our discretion in order to serve customers who have purchased firm service.  In the case of interruptible service, revenue is recognized in the same manner utilized for the per-unit rate for volumes actually transported under firm service agreements.  In addition to our firm and interruptible transportation services, we also provide natural gas balancing services to assist customers in managing short-term gas surpluses or deficits.  Revenues are recognized based on the terms negotiated under these contracts.

We provide crude oil transportation services and refined petroleum products transportation and storage services to customers.  Revenues are recorded when products are delivered and services have been provided, and adjusted according to terms prescribed by the toll settlements with shippers and approved by regulatory authorities.

We recognize bulk terminal transfer service revenues based on volumes loaded and unloaded.  We recognize liquids terminal tank rental revenue ratably over the contract period.  We recognize liquids terminal throughput revenue based on volumes received and volumes delivered.  Liquids terminal minimum take-or-pay revenue is recognized at the end of the contract year or contract term depending on the terms of the contract.  We recognize transmix processing revenues based on volumes processed or sold, and if applicable, when title has passed.  We recognize energy-related product sales revenues based on delivered quantities of product.

Revenues from the sale of crude oil, natural gas liquids and natural gas production are recorded using the entitlement method.  Under the entitlement method, revenue is recorded when title passes based on our net interest.  We record our entitled share of revenues based on entitled volumes and contracted sales prices.  Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer.  As a result, we maintain a minimum amount of product inventory in storage.

Environmental Matters

We expense or capitalize, as appropriate, environmental expenditures that relate to current operations.  We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation.  We do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.  We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

We routinely conduct reviews of potential environmental issues and claims that could impact our assets or operations.  These reviews assist us in identifying environmental issues and estimating the costs and timing of remediation efforts.  We also routinely adjust our environmental liabilities to reflect changes in previous estimates.  In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims.  Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs.  These revisions are reflected in our income in the period in which they are reasonably determinable.  For more information on our environmental disclosures, see Note 16.

Legal

We are subject to litigation and regulatory proceedings as the result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  When we identify specific litigation that is expected to continue for a significant period of time and require substantial expenditures, we accrue an amount that appears to be better than any other estimate within the range.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  In general, we expense legal costs as incurred and all recorded legal liabilities

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

are revised as better information becomes available.  For more information on our legal disclosures, see Note 16.

Pensions and Other Postretirement Benefits

We fully recognize the overfunded or underfunded status of our consolidating subsidiaries’ pension and postretirement benefit plans as either assets or liabilities on our balance sheet. A plan’s funded status is the difference between the fair value of plan assets and the plan’s benefit obligation. We record deferred plan costs and income—unrecognized losses and gains, unrecognized prior service costs and credits, and any remaining unamortized transition obligations—in accumulated other comprehensive income, until they are amortized to expense.  For more information on our pension and postretirement benefit disclosures; see Note 9.

Noncontrolling Interests

Noncontrolling interests represents the outstanding ownership interests in our consolidated subsidiaries that are not owned by us. On January 1, 2009, we adopted certain provisions concerning the accounting and reporting for noncontrolling interests included within the “Consolidation” Topic of the Codification.  Specifically, these provisions establish accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent to be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity and (ii) the equity amount of consolidated net income attributable to the parent and to the noncontrolling interests to be clearly identified and presented on the face of the consolidated statement of income.

The adopted provisions apply prospectively, with the exception of the presentation and disclosure requirements, which must be applied retrospectively for all periods presented.  Accordingly, our consolidated net income and comprehensive income are now determined without deducting amounts attributable to our noncontrolling interests.  In our accompanying consolidated statements of income, the noncontrolling interests in the net income (or loss) of our consolidated subsidiaries is shown as an allocation of our consolidated net income and is presented separately as “Net income attributable to noncontrolling interests.”  In our accompanying consolidated balance sheets, noncontrolling interests represents the ownership interests in our consolidated subsidiaries’ net assets held by parties other than us.  It is presented separately as “Noncontrolling interests” within “Members’ Equity.”

Income Taxes

Income tax expense is recorded based on an estimate of the effective tax rate in effect or to be in effect during the relevant periods. Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Changes in tax legislation are included in the relevant computations in the period in which such changes are effective. Deferred tax assets are reduced by a valuation allowance for the amount of any tax benefit we do not expect to be realized. Note 4 contains information about our income taxes, including the components of our income tax provision and the composition of our deferred income tax assets and liabilities.

In determining the deferred income tax asset and liability balances attributable to us, we have applied an accounting policy that looks through its investments including its investment in KMP. The application of this policy resulted in no deferred income taxes being provided on the difference between the book and tax basis on the non-tax-deductible goodwill portion of our investment in KMP.

Foreign Currency Transactions and Translation

Foreign currency transactions are those transactions whose terms are denominated in a currency other than the currency of the primary economic environment in which our reporting subsidiary operates, also referred to as its functional currency.  Transaction gains or losses result from a change in exchange rates between (i) the functional currency, for example the Canadian dollar for a Canadian subsidiary and (ii) the currency in which a foreign currency transaction is denominated, for example the U.S. dollar for a Canadian subsidiary. Foreign currency transaction gains and losses are included within “Other Income (Expense) – Other, net” in our accompanying consolidated statements of income.

We translate the assets and liabilities of each of our consolidating foreign subsidiaries to U.S. dollars at year-end exchange rates.  Income and expense items are translated at weighted-average rates of exchange prevailing during the year and members’ equity accounts are translated by using historical exchange rates.  Translation adjustments result from translating all assets and liabilities at current year-end rates, while members’ equity is translated by using historical and

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

weighted-average rates.  The cumulative translation adjustments balance is reported as a component of the “Accumulated other comprehensive loss” caption in our accompanying consolidated balance sheets.

Risk Management Activities

We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of natural gas, natural gas liquids and crude oil.  In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our debt obligations and cross-currency interest rate swap agreements to mitigate foreign currency risk from our investments in businesses owned and operated outside the United States.  We measure our derivative contracts at fair value and we report them on our balance sheet as either an asset or liability.  If the derivative transaction qualifies for and is designated as a normal purchase and sale, it is exempted from fair value accounting and is accounted for using traditional accrual accounting.

Furthermore, changes in our derivative contracts’ fair values are recognized currently in earnings unless specific hedge accounting criteria are met.  If a derivative contract meets those criteria, the contract’s gains and losses are allowed to offset related results on the hedged item in our income statement, and we are required to both formally designate the derivative contract as a hedge and document and assess the effectiveness of the contract associated with the transaction that receives hedge accounting.  Only designated qualifying items that are effectively offset by changes in fair value or cash flows during the term of the hedge are eligible to use the special accounting for hedging.

Our derivative contracts that hedge our energy commodity price risks involve our normal business activities, which include the sale of natural gas, natural gas liquids and crude oil, and we have designated these derivative contracts as cash flow hedges—derivative contracts that hedge exposure to variable cash flows of forecasted transactions—and the effective portion of these derivative contracts’ gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings.  The ineffective portion of the gain or loss is reported in earnings immediately.  See Note 13 for more information on our risk management activities and disclosures.

Accounting for Regulatory Activities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of December 31, 2010 and 2009 are not material to our consolidated balance sheets.

Transfer of Net Assets Between Entities Under Common Control

We account for the transfer of net assets between entities under common control by carrying forward the net assets recognized in the balance sheets of each combining entity to the balance sheet of the combined entity, and no other assets or liabilities are recognized as a result of the combination. Transfers of net assets between entities under common control do not affect the income statement of the combined entity.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

3.  Acquisitions and Divestitures

Acquisitions from Unrelated Entities

During 2010, 2009 and 2008, KMP completed the following acquisitions from unrelated entities.  For each of these acquisitions, KMP recorded all the acquired assets and assumed liabilities at their estimated fair market values (not the acquired entity’s book values) as of the acquisition date.  The results of operations from these acquisitions accounted for as business combinations are included in our consolidated financial statements from the acquisition date.

			Assignment of Purchase Price
			(in millions)
Ref.	Date	Acquisition	Purchase Price	Current Assets	Property Plant & Equipment	Deferred Charges & Other	Goodwill
(1)	8/08	Wilmington, North Carolina Liquids Terminal	$12.7	$-	$5.9	$-	$6.8
(2)	12/08	Phoenix, Arizona Products Terminal	27.5	-	27.5	-	-
(3)	4/09	Megafleet Towing Co., Inc. Assets	21.7	-	7.1	4.0	10.6
(4)	7/09	Portland Airport Pipeline	9.0	-	9.0	-	-
(5)	10/09	Crosstex Energy, L.P. Natural Gas Treating Business	270.7	15.0	181.7	25.4	48.6
(6)	11/09	Endeavor Gathering LLC	36.0	-	-	36.0	-
(7)	1/10	USD Terminal Acquisition	201.1	-	43.1	100.0	58.0
(8)	3/10	Mission Valley, California Products Terminal	13.5	-	13.5	-	-
(9)	3/10	Slay Industries Terminal Acquisition	101.6	-	67.9	32.8	0.9
(10)	5/10	KinderHawk Field Services LLC	917.4	-	-	917.4	-
(11)	7/10	Direct Fuels Terminal Acquisition	16.0	-	5.3	-	10.7
(12)	9/10	Gas-Chill, Inc. Natural Gas Treating Assets	13.1	-	8.0	5.1	-
(13)	10/10	Allied Concrete Terminal Acquisition	8.6	-	3.9	4.7	-
(14)	10/10	Chevron Refined Products Terminals	32.3	-	32.1	0.2	-

(1) Wilmington, North Carolina Liquids Terminal

On August 15, 2008, KMP purchased certain terminal assets from Chemserve, Inc. for an aggregate consideration of $12.7 million, consisting of $11.8 million in cash and $0.9 million in assumed liabilities.  The liquids terminal facility is located in Wilmington, North Carolina and stores petroleum products and chemicals.  The acquisition both expanded and complemented KMP’s existing Southeast region terminal operations, and all of the acquired assets are included in the Terminals—KMP business segment.  KMP assigned $6.8 million of its purchase price to “Goodwill,” and the entire amount is expected to be deductible for tax purposes.  KMP believes this acquisition resulted in the recognition of goodwill primarily because of certain advantageous factors (including the synergies provided by increasing its liquids storage capacity in the Southeast region of the U.S.) that contributed to its acquisition price exceeding the fair value of acquired identifiable net assets and liabilities—in the aggregate, these factors represented goodwill.

(2) Phoenix, Arizona Products Terminal

Effective December 10, 2008, KMP’s West Coast Products Pipelines operations acquired a refined petroleum products terminal located in Phoenix, Arizona from ConocoPhillips for approximately $27.5 million in cash.  The terminal has storage capacity of approximately 200,000 barrels for gasoline, diesel fuel and ethanol.  The acquisition complemented KMP’s existing Phoenix liquids assets, and the acquired incremental storage increased KMP’s combined storage capacity in the Phoenix market by approximately 13%.  The acquired terminal is included as part the Products Pipelines—KMP business segment.

(3) Megafleet Towing Co., Inc. Assets

Effective April 23, 2009, KMP acquired certain terminals assets from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $21.7 million.  KMP’s consideration included $18.0 million in cash and an obligation to pay additional cash consideration on April 23, 2014 (five years from the acquisition date) contingent upon the purchased assets providing KMP an agreed-upon amount of earnings, as defined by the purchase and sale agreement, during the five year period.  The contingent consideration had a fair value of $3.7 million as of the acquisition date.

The acquired assets primarily consisted of nine marine vessels that provide towing and harbor boat services along the Gulf coast, the intracoastal waterway, and the Houston Ship Channel, and the acquisition complemented and expanded KMP’s existing Gulf Coast and Texas petroleum coke terminal operations. KMP assigned $10.6 million of the purchase price to “Goodwill,” and we expect that approximately $5.0 million of goodwill will be deductible for tax purposes.  KMP believes the primary item that generated the goodwill is the value of the synergies created between the acquired assets and its pre-existing terminal assets (resulting from the increase in services now offered by its Texas petroleum coke

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

operations). In February 2010, the JR Nicholls, one of the acquired vessels, overturned and sank in the Houston Ship Channel.  For further information about the JR Nicholls incident, see Note 16.  For information about events occurring subsequent to December 31, 2010, see “—Divestiture Subsequent to December 31, 2010” below.

(4) Portland Airport Pipeline

On July 31, 2009, KMP acquired a refined products pipeline, as well as associated valves, equipment and other fixtures, from Chevron Pipe Line Company for $9.0 million in cash. The approximate 8.5 mile, 8-inch diameter pipeline is located in Multnomah County, Oregon. The line transports commercial jet fuel from KMP’s Willbridge liquids terminal facility to the Portland International Airport, both located in Portland, Oregon.  It has an estimated system capacity of approximately 26,000 barrels per day.  The acquisition enhanced KMP’s West Coast terminal operations, and the acquired assets are included in the Products Pipelines—KMP business segment.

(5) Crosstex Energy, L.P. Natural Gas Treating Business

On October 1, 2009, KMP acquired the natural gas treating business from Crosstex Energy, L.P. and Crosstex Energy, Inc. for an aggregate consideration of $270.7 million, consisting of $265.3 million in cash and assumed liabilities of $5.4 million.  The acquired assets primarily consisted of approximately 290 natural gas amine-treating and hydrocarbon dew-point control plants and related equipment, and are used to remove impurities and liquids from natural gas in order to meet pipeline quality specifications.  The assets are predominantly located in Texas and Louisiana, with additional facilities located in Mississippi, Oklahoma, Arkansas and Kansas.  The acquisition complemented and expanded the existing natural gas treating operations offered by the Texas intrastate natural gas pipeline group and all of the acquired assets are included in the Natural Gas Pipelines—KMP business segment.

KMP measured the identifiable intangible assets acquired at fair value on the acquisition date and accordingly, recognized $25.4 million in “Deferred charges and other assets,” representing the purchased fair value of separate and identifiable relationships with existing natural gas producing customers.  KMP estimates the remaining useful life of these existing customer relationships to be between approximately eight and nine years.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, KMP recognized $48.6 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets acquired.  KMP believes the primary item that generated the goodwill is its ability to grow the business by leveraging its pre-existing natural gas operations (resulting from the increase in services now offered by its natural gas processing and treating operations in the state of Texas), and KMP believes that this value contributed to its acquisition price exceeding the fair value of acquired identifiable net assets and liabilities—in the aggregate, these factors represented goodwill.  Furthermore, this entire amount of goodwill is expected to be deductible for tax purposes.

(6) Endeavor Gathering LLC

On November 1, 2009, KMP acquired a 40% membership interest in Endeavor Gathering LLC for $36.0 million in cash.  Endeavor Gathering LLC owns the natural gas gathering and compression business previously owned by GMX Resources Inc. and its wholly-owned subsidiary, Endeavor Pipeline, Inc.  Endeavor Gathering LLC provides natural gas gathering service to GMX Resources’ exploration and production activities in its Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in East Texas.  The remaining 60% interest in Endeavor Gathering LLC is owned by GMX Resources, Inc. and Endeavor Pipeline Inc. remained operator of the business.  The acquired investment complemented KMP’s existing natural gas gathering and transportation business located in the state of Texas.  KMP accounts for this investment under the equity method of accounting, and the investment is included in the Natural Gas Pipelines—KMP business segment.  For more information on KMP’s investments, see Note 6.

(7) USD Terminal Acquisition

On January 15, 2010, KMP acquired three ethanol handling train terminals from US Development Group LLC for an aggregate consideration of $201.1 million, consisting of $114.3 million in cash, $81.7 million in common units, and $5.1 million in assumed liabilities. The three train terminals are located in Linden, New Jersey; Baltimore, Maryland and Euless, Texas. As part of the transaction, KMP announced the formation of a joint venture with US Development Group LLC to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets it already owns and operates, and other terminal projects currently under development by both parties. The acquisition complemented and expanded the ethanol and rail terminal operations KMP previously owned, and all of the acquired assets are included in the Terminals—KMP business segment.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Based on the measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, KMP assigned $94.6 million of the combined purchase price to “Other intangibles, net,” and a combined $5.4 million to “Other current assets” and “Deferred charges and other assets.” The acquired intangible amount represented the fair value of customer relationships, and KMP estimated the remaining useful life of these customer relationships to be 10 years.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, KMP recognized $58.0 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets. KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations. KMP expects that the entire amount of goodwill will be deductible for tax purposes.

(8) Mission Valley Terminal Acquisition

On March 1, 2010, KMP acquired the refined products terminal assets at Mission Valley, California from Equilon Enterprises LLC (d/b/a Shell Oil Products US) for $13.5 million in cash. The acquired assets included buildings, equipment, delivery facilities (including two truck loading racks), and storage tanks with a total capacity of approximately 170,000 barrels for gasoline, diesel fuel and jet fuel. The terminal operates under a long-term terminaling agreement with Tesoro Refining and Marketing Company. The acquisition enhanced KMP’s Pacific operations and complemented its existing West Coast terminal operations, and the acquired assets are included in the Products Pipelines—KMP business segment.

(9) Slay Industries Terminal Acquisition

On March 5, 2010, KMP acquired certain bulk and liquids terminal assets from Slay Industries for an aggregate consideration of $101.6 million, consisting of $97.0 million in cash, assumed liabilities of $1.6 million, and an obligation to pay additional cash consideration of $3.0 million in years 2013 through 2019, contingent upon the purchased assets providing KMP an agreed-upon amount of earnings during the three years following the acquisition. Including accrued interest, KMP expects to pay approximately $2.0 million of this contingent consideration in the first half of 2013.

The acquired assets included (i) a marine terminal located in Sauget, Illinois; (ii) a transload liquid operation located in Muscatine, Iowa; (iii) a liquid bulk terminal located in St. Louis, Missouri and (iv) a warehousing distribution center located in St. Louis. All of the acquired terminals have long-term contracts with large creditworthy shippers. As part of the transaction, KMP and Slay Industries entered into joint venture agreements at both the Kellogg Dock coal bulk terminal, located in Modoc, Illinois, and at the newly created North Cahokia terminal, located in Sauget and which has approximately 175 acres of land ready for development. All of the assets located in Sauget have access to the Mississippi River and are served by five rail carriers. The acquisition complemented and expanded KMP’s pre-existing Midwest terminal operations by adding a diverse mix of liquid and bulk capabilities, and all of the acquired assets are included in the Terminals—KMP business segment.

Based on the measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, KMP assigned $24.6 million of the combined purchase price to “Other intangibles, net” (representing customer contracts with an estimated remaining useful life of 20 years) and $8.2 million to “Investments.” KMP also recorded $0.9 million of the combined purchase price as “Goodwill,” representing certain advantageous factors that contributed to the acquisition price exceeding the fair value of acquired identifiable net assets—in the aggregate, these factors represented goodwill, and KMP expects that the entire amount of goodwill will be deductible for tax purposes.

(10) KinderHawk Field Services LLC

On May 21, 2010, KMP purchased a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana. KMP paid an aggregate consideration of $917.4 million in cash for its 50% equity ownership interest, consisting of $921.4 million KMP paid on closing, and $4.0 million received in the fourth quarter of 2010 for the final settlement of estimated capital expenditures and estimated net cash outflows from operating activities for the period January 1, 2010 through May 21, 2010.

During a short transition period, Petrohawk continued to operate the business, and effective October 1, 2010, a newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, assumed the joint venture operations. The acquisition complemented and expanded KMP’s existing natural gas gathering and treating businesses, and KMP assigned the entire purchase price to “Investments” (including $144.8 million of equity method goodwill, representing the excess of KMP’s investment cost over its proportionate share of the fair value of the joint

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

venture’s identifiable net assets). KMP’s investment and pro rata share of the joint venture’s operating results are included as part of the Natural Gas Pipelines—KMP business segment.

(11) Direct Fuels Terminal Acquisition

On July 22, 2010, KMP acquired a terminal with ethanol tanks, a truck rack and additional acreage in Dallas, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million. The acquired terminal facility is connected to and complements the Dallas, Texas unit train terminal KMP acquired from USD Development Group LLC in January 2010 (described above in “—(7) USD Terminal Acquisition). All of the acquired assets are included in the Terminals—KMP business segment. After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, KMP recognized $10.7 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired. KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations. KMP expects that the entire amount of goodwill will be deductible for tax purposes.

(12) Gas-Chill, Inc. Asset Acquisition

On September 1, 2010, KMP acquired the natural gas treating assets of Gas-Chill, Inc. for an aggregate consideration of $13.1 million in cash, consisting of $10.5 million in cash paid on closing, and an obligation to pay a holdback amount of $2.6 million within eighteen months from closing. The acquired assets primarily consist of more than 100 mechanical refrigeration natural gas hydrocarbon dew point control units that are used to remove hydrocarbon liquids from natural gas streams prior to entering transmission pipelines. The acquisition complemented and expanded the existing natural gas treating operations offered by KMP’s Texas intrastate natural gas pipeline group, and all of the acquired assets are included in the Natural Gas Pipelines—KMP business segment. KMP assigned $8.0 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $5.1 million to “Other intangibles, net” (representing both a technology-based asset and customer-related contract values).

(13) Allied Concrete Bulk Terminal Assets

On October 1, 2010, KMP acquired certain bulk terminal assets and real property located in Chesapeake, Virginia, from Allied Concrete Products, LLC and Southern Concrete Products, LLC for an aggregate consideration of $8.6 million, consisting of $8.1 million in cash and an assumed environmental liability of $0.5 million. The acquired terminal facility is situated on 42 acres of land and can handle approximately 250,000 tons of material annually, including pumice, aggregates and sand. The acquisition complemented the bulk commodity handling operations at KMP’s nearby Elizabeth River terminal, also located in Chesapeake, and all of the acquired assets will be included in the Terminals—KMP business segment. KMP assigned $3.9 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $4.7 million to “Other intangibles, net” (representing customer-related contract values).

(14) Chevron Refined Products Terminal Assets

On October 8, 2010, KMP acquired four separate refined petroleum products terminals from Chevron U.S.A. Inc. for an aggregate consideration of $32.3 million, consisting of $31.5 million in cash and assumed environmental liability of $0.8 million. Combined, the terminals have storage capacity of approximately 650,000 barrels for gasoline, diesel fuel and jet fuel. Chevron has entered into long-term contracts with KMP to terminal product at the terminals. The acquisition complemented and expanded KMP’s existing refined petroleum products assets, and all of the acquired assets are included in the Products Pipelines—KMP business segment. KMP assigned $32.1 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $0.2 million to “Deferred charges and other assets” (representing the fair value of petroleum pipeline product additives).

Pro Forma Information

Pro forma consolidated statement of income information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2009 as if they had occurred as of January 1, 2009 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Divestitures

 North System Natural Gas Liquids Pipeline System – Discontinued Operations

On July 2, 2007, KMP announced that it entered into an agreement to sell the North System natural gas liquids pipeline and its 50% ownership interest in the Heartland Pipeline Company (collectively referred to in this report as the North System) to ONEOK Partners, L.P. for approximately $298.6 million in cash.  KMP’s investment in net assets, including all transaction related accruals, was approximately $145.8 million, most of which represented property, plant and equipment, and KMP recognized approximately $152.8 million of gain in the fourth quarter of 2007 from the sale of these net assets.

In the first half of 2008, following final account and inventory reconciliations, KMP paid a net amount of $2.4 million to ONEOK to fully settle amounts related to (i) working capital items; (ii) total physical product liquids inventory and inventory obligations for certain liquids products and (iii) the allocation of pre-acquisition investee distributions.  Prior to the sale, KMP included the financial results of the North System within the Products Pipelines—KMP business segment and, because the sale of the North System did not change the structure of KMP’s internal organization in a manner that caused a change to its reportable business segments, KMP included the incremental gain within the Products Pipelines—KMP business segment disclosures for 2008.

Thunder Creek Gas Services, LLC

Effective April 1, 2008, KMP sold its 25% ownership interest in Thunder Creek Gas Services, LLC, referred to in this report as Thunder Creek, to PVR Midstream LLC, a subsidiary of Penn Virginia Corporation.  Prior to the sale, KMP accounted for its investment in Thunder Creek under the equity method of accounting and included its financial results within the Natural Gas Pipelines—KMP business segment.  In the second quarter of 2008, KMP received cash proceeds, net of closing costs and settlements, of approximately $50.7 million for its investment.

Cypress Interstate Pipeline LLC

Effective October 1, 2010, Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, exercised an option it held to purchase a 50% ownership interest in KMP’s Cypress Pipeline. Accordingly, KMP sold a 50% interest in its subsidiary, Cypress Interstate Pipeline LLC, to Westlake and KMP received proceeds of $10.2 million. At the time of the sale, the carrying value of the net assets of Cypress Interstate Pipeline LLC totaled $20.0 million and consisted mostly of property, plant and equipment. In the fourth quarter of 2010, KMP recognized an $8.8 million gain from this sale, including an $8.6 million gain amount related to the remeasurement of KMP’s retained investment in its fair value. Due to the loss of control of Cypress Interstate Pipeline LLC, KMP recognized the retained investment at its fair value, and the gain amount related to remeasurement represents the excess of the fair value of KMP’s retained investment ($18.6 million as of October 1, 2010) over its carrying value ($10.0 million).  This fair value of KMP’s retained investment was determined by applying a multiple to the future annual cash flows expected from its retained 50% interest.  The $10.2 million value of the transaction with Westlake Chemical Corporation was based on a contract price and does not represent the fair value of a 50% interest in the Cypress Pipeline in an orderly transaction between market participants. KMP now accounts for its retained investment under the equity method of accounting. KMP included the entire gain within the caption “Other, net” in our accompanying consolidated statement of income.

NGPL PipeCo LLC

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline Company of America LLC and certain affiliates, collectively referred to as “NGPL,” to Myria Acquisition Inc. (Myria) for approximately $2.9 billion. We also received approximately $3.0 billion of cash previously held in escrow related to a notes offering by NGPL PipeCo LLC in December 2007, the net proceeds of which were distributed to us principally as repayment of intercompany indebtedness and partially as a dividend, immediately prior to the closing of the sale to Myria. Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement.  The total proceeds from this sale of $5.9 billion were used to pay off the entire outstanding balances of Kinder Morgan Kansas, Inc.’s senior secured credit facility’s Tranche A and Tranche B term loans, to repurchase $1.67 billion of its outstanding debt securities and to reduce balances outstanding under its $1.0 billion revolving credit facility.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Triton Power

Effective October 22, 2010, we sold our ownership interest in Triton Power, a 550-megawatt natural gas-fired electricity generation facility in Michigan, for approximately $15.0 million in cash and recorded a gain on the sale for approximately $16.1 million, which is included in the caption “Other expense (income)” in our accompanying consolidated statement of income.

Other Divestitures

In January 2008, we completed the sale of our interests in three natural gas-fired power plants in Colorado to Bear Stearns received proceeds of $63.1 million.

Earnings of Discontinued Operations

The financial results of discontinued operations have been reclassified for all periods presented and reported in the caption, “Income (loss) from Discontinued Operations, net of tax” in our accompanying consolidated statements of income. Summarized financial results of these operations are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenues	$-	$-	$-

Income (loss) from discontinued operations before income taxes	$(1.1)	$0.5	$(0.9)
Income taxes	0.4	(0.2)	-
Income (loss) from discontinued operations	$(0.7)	$0.3	$(0.9)

The cash flows attributable to discontinued operations are included in our accompanying consolidated statements of cash flows for the years ended December 31, 2010, 2009 and 2008 in the caption “Net Cash Flows Used in Discontinued Operations.”

Acquisition Subsequent to December 31, 2010

On January 3, 2011, KMP purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction.  In connection with its purchase of these preferred shares, the most senior equity security of Watco, KMP entered into a limited liability company agreement with Watco that provides KMP certain priority and participating cash distribution and liquidation rights.  KMP will receive priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and will participate partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  As of December 31, 2010, KMP placed its $50.0 million investment in a cash escrow account and included this amount within “Restricted Deposits” on our accompanying consolidated balance sheet.  The acquired investment complements KMP’s existing rail transload operations and KMP will account for its investment under the equity method of accounting and include it in the Terminals—KMP business segment.

Watco Companies, LLC is a privately owned, Pittsburg, Kansas based transportation company that was formed in 1983.  It is the largest privately held short line railroad company in the United States, operating 22 short line railroads on approximately 3,500 miles of leased and owned track.  Its services include (i) rail freight transportation; (ii) industrial switching services; (iii) railcar and locomotive repair; (iv) track construction, maintenance and repair; (v) freight railroad specific transloading and intermodal services; (vi) freight railroad specific warehouse logistics activities and (vii) port terminal freight railroads and associated operations.

Divestiture Subsequent to December 31, 2010

On February 9, 2011, KMP sold a marine vessel to Kirby Inland Marine, L.P., and additionally, KMP and Kirby formed a joint venture named Greens Bayou Fleeting, LLC.  Pursuant to the joint venture agreement, KMP both sold a 51% ownership interest in the boat fleeting business acquired from Megafleet Towing Co., Inc. in April 2009 (discussed above in “—Acquisitions from Unrelated Entities—(3) Megafleet Towing Co., Inc. Assets”) to the joint venture for $4.1 million in cash, and KMP contributed the remaining business to the joint venture for a 49% ownership interest.  Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest.  Related to the above transactions, in the fourth quarter of 2010, KMP recorded a combined loss amount of $5.5 million to write down

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

the carrying value of the net assets to be sold to their estimated fair values as of December 31, 2010.  We included this loss within the caption “Other expense (income)” in our accompanying consolidated statement of income for the year ended December 31, 2010.

4.  Income Taxes

The components of income (loss) before income taxes from continuing operations are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
United States	$394.9	$1,023.3	$(2,978.7)
Foreign	73.0	76.1	80.7
Total	$467.9	$1,099.4	$(2,898.0)

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Current tax provision
Federal	$152.5	$248.9	$786.6
State	9.7	17.0	18.6
Foreign	3.5	0.1	(4.5)
	165.7	266.0	800.7

Deferred tax provision
Federal	(38.0)	29.9	(439.5)
State	29.2	0.2	11.5
Foreign	10.7	30.5	(68.4)
	1.9	60.6	(496.4)
Total tax provision	$167.6	$326.6	$304.3

The difference between the statutory federal income tax expense (and rate) and our actual income tax expense (and effective income tax rate) is summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2010			2009			2008
Federal income tax	$163.8	35.0%		$384.8	35.0%		$(1,014.3)	(35.0	) %
Increase (decrease) as a result of:
Nondeductible goodwill impairment	-	-		-	-		1,411.7	48.7%
Deferred tax liability on KMI Investment in KMR	79.5	17.0%		-	-		-	-
State deferred tax rate change	17.4	3.7%		(10.4)	(0.9	) %	17.8	0.6%
Taxes on foreign earnings	14.1	3.0%		30.2	2.7%		(68.2)	(2.4	) %
Net effects of consolidating KMP’s U.S. income tax provision	(105.7)	(22.6	) %	(93.5)	(8.5	) %	(77.4)	(2.7	) %
State income tax, net of federal benefit	16.2	3.5%		24.6	2.2%		17.1	0.6%
Adjustment to KMI’s investment in NGPL	(8.1)	(1.7	) %	-	-		-	-
Adjustment to employee benefit plan	(4.9)	(1.0	) %	-	-		-	-
Dividend received deduction	(10.9)	(2.3	) %	(16.9)	(1.5	) %	(15.6)	(0.5	) %
Other	6.2	1.2%		7.8	0.7%		33.2	1.2%
Total	$167.6	35.8%		$326.6	29.7%		$304.3	10.5%

As part of our dividend policy, after our initial public offering (See Note 10 – Subsequent Events – Initial Public Offering) we intend periodically to sell the KMR shares we receive as distributions from KMR. Since we no longer expect to recover our investment in KMR in a tax-free manner, a deferred tax liability was recorded resulting in a $79.5 million increase to income tax expense in 2010.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Deferred tax assets and liabilities result from the following (in millions):

	December 31,
	2010	2009
Deferred tax assets
Employee benefits	$66.3	$57.6
Book accruals	11.1	25.3
Net operating and capital loss carryforwards	58.4	11.4
Interest rate and currency swaps	19.8	24.3
Other	13.3	25.9
Total deferred tax assets	168.9	144.5
Deferred tax liabilities
Property, plant and equipment	265.3	239.9
Investments	1,904.8	1,880.2
Book accruals	15.8	4.7
Derivative instruments	12.0	12.5
Debt adjustment	19.6	19.4
Other	8.0	9.5
Total deferred tax liabilities	2,225.5	2,166.2
Net deferred tax liabilities	$2,056.6	$2,021.7

Current deferred tax asset	$36.1	$14.2
Non-current deferred tax liability	2,092.7	2,035.9
Net deferred tax liabilities	$2,056.6	$2,021.7

KMP, through its corporate subsidiaries, has federal, state and foreign net operating loss carryforwards for which deferred tax assets of approximately $17.8 million have been recorded. These net operating loss carryforwards will expire between 2014 and 2030. We believe that KMP's subsidiaries will be able to generate sufficient taxable income in the future to utilize all of its net operating loss carryforwards. Therefore, no valuation allowance has been recorded for the deferred tax assets associated with these net operating loss carryforwards as of December 31, 2010.

In 2010, we sold certain assets that generated a capital loss of approximately $116.0 million. The capital loss will be carried back and a current deferred tax asset of approximately $40.6 million will be realized as a result of the carryback. As we have sufficient capital gains from prior years to offset this capital loss, no valuation allowance for the deferred tax asset has been recorded.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008
Balance at beginning of period	$52.0	$26.2	$41.5
Additions based on current year tax positions	-	1.4	2.1
Additions based on prior year tax positions	12.0	19.3	15.9
Settlements with taxing authority	(2.2)	14.0	(10.2)
Changes due to lapse in statue of limitations	0.6	(8.9)	(3.7)
Reductions for tax positions related to prior year	(9.5)	-	(19.4)
Balance at end of period	$52.9	$52.0	$26.2

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and as of December 31, 2010, we had $4.1 million of accrued interest and $0.6 million in accrued penalties. As of December 31, 2009, we had $6.5 million of accrued interest and $0.8 million in accrued penalties. As of December 31, 2008, we had $2.9 million of accrued interest and $0.8 million of accrued penalties.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will increase by $0.3 million during the next year, and

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

that approximately $53.3 million included in the total $52.9 million of unrecognized tax benefits, if recognized, would affect our effective tax rate in future periods. Such amounts exclude interest, while the latter amount of $52.9 million includes both temporary and permanent differences.

We are subject to taxation, and have tax years open to examination for the periods 2007-2010 in the United States, 2005-2010 in Mexico, 2006-2010 in Canada, and 2005-2010 in various states.

5.  Property, Plant and Equipment

Classes and Depreciation

As of December 31, 2010 and 2009, our property, plant and equipment consisted of the following (in millions):

	December 31,
	2010	2009
Kinder Morgan, Inc.
General and other	$46.5	$45.7
KMP(a)
Natural gas, liquids, crude oil and carbon dioxide pipelines	6,684.4	6,503.6
Natural gas, liquids, carbon dioxide, and terminals station equipment.	10,112.0	9,271.8
Natural gas, liquids (including linefill), and transmix processing	233.7	220.3
Other	1,874.8	1,671.3
Accumulated depreciation, depletion and amortization	(2,953.9)	(2,002.8)
	15,997.5	15,709.9
Land and land right-of-way	560.5	519.5
Construction work in process	512.7	574.1
Property, plant and equipment, net	$17,070.7	$16,803.5
____________

(a)	Includes the allocation of purchase accounting adjustments associated with the Going Private Transaction (see Note 2).

Depreciation, depletion and amortization expense charged against property, plant and equipment was $1,025.5 million in 2010, $1,047.5 million in 2009 and $897.2 million in 2008.

Asset Retirement Obligations

As of December 31, 2010 and 2009, we have recognized asset retirement obligations in the aggregate amount of $122.0 million and $100.9 million, respectively.  The majority of our asset retirement obligations are associated with the CO2—KMP business segment, where KMP is required to plug and abandon oil and gas wells that have been removed from service and to remove its surface wellhead equipment and compressors.  We have included $2.5 million of asset retirement obligations as of both December 31, 2010 and 2009 within “Accrued other current liabilities” in our accompanying consolidated balance sheets.  The remaining amounts are included within “Other long-term liabilities and deferred credits” at each reporting date.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for each of the years ended December 31, 2010 and 2009 is as follows (in millions):

	Year Ended December 31,
	2010	2009
Balance at beginning of period	$100.9	$76.5
Liabilities incurred/revised	23.7	26.0
Liabilities settled	(9.1)	(6.2)
Accretion expense	6.5	4.6
Balance at end of period	$122.0	$100.9

KMP has various other obligations throughout its businesses to remove facilities and equipment on rights-of- way and other leased facilities.  We currently cannot reasonably estimate the fair value of these obligations because the associated assets have indeterminate lives.  These assets include pipelines, certain processing plants and distribution facilities, and

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

certain bulk and liquids terminal facilities.  An asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

6.  Investments

We reported a combined $4,291.1 million and $3,695.6 million as “Investments” in our accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively. Our investments primarily consist of equity investments where we hold significant influence over investee actions and which we account for under the equity method of accounting.

As of December 31, 2010 and 2009, our investments consisted of the following (in millions):

	December 31,
	2010	2009
Rockies Express Pipeline LLC	$1,703.0	$1,693.4
KinderHawk Field Services LLC	924.6	-
Midcontinent Express Pipeline LLC	706.4	662.3
Plantation Pipe Line Company	329.6	340.4
NGPL PipeCo LLC	265.6	698.5
Red Cedar Gathering Company	163.2	145.8
Express pipeline system	68.5	68.0
Endeavor Gathering LLC	36.1	36.2
Eagle Ford Gathering LLC	29.9	-
Cortez Pipeline Company	9.9	11.2
Subsidiary trusts holding solely debentures of Kinder Morgan Kansas, Inc.(a)	-	8.6
All others	46.1	18.0
Total equity investments	4,282.9	3,682.4
Bond investments	8.2	13.2
Total investments	$4,291.1	$3,695.6
____________

(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010 (ASU 2009-17), our subsidiary trusts holding solely debentures of Kinder Morgan Kansas, Inc. are consolidated into our financial statements. For more information on recent accounting pronouncements, see Note 18.

The increase in the carrying amount of our equity investments, including those of KMP, since December 31, 2009, was primarily due to KMP’s acquisition of a 50% ownership interest in KinderHawk Field Services LLC in May 2010.  For further information pertaining to the KinderHawk acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities—(10) KinderHawk Field Services LLC.”

As shown in the table above, in addition to the investment in KinderHawk Field Services LLC, our significant equity investments, including those of KMP, as of December 31, 2010 consisted of the following:

▪
Rockies Express Pipeline LLC—KMP operates and owns a 50% ownership interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express natural gas pipeline system. The Rockies Express pipeline system began full operations on November 12, 2009 following the completion of its final pipeline segment, Rockies Express-East.  The remaining ownership interests in Rockies Express Pipeline LLC are owned by subsidiaries of Sempra Energy and ConocoPhillips.

Effective December 1, 2009, KMP’s ownership interest in Rockies Express Pipeline LLC was reduced to 50% (from 51%), ConocoPhillips’ interest was increased to 25% (from 24%), and minimum voting requirements for most matters was increased to 75% (from 51%) of the member interests.  KMP received $31.9 million for the 1% reduction in ownership interest and we included this amount within “Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs” on our accompanying consolidated statement of cash flows for the year ended December 31, 2009.  Sempra Energy continues to own the remaining 25% ownership interest in Rockies Express Pipeline LLC.

Additionally, in 2010 and 2009, KMP made capital contributions of $130.5 million and $1,273.1 million, respectively, to Rockies Express Pipeline LLC and KMP received cash distributions of $208.6 million and $148.8 million, respectively.  KMP’s 2009 contributions were primarily made to partially fund both the construction costs

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

for the Rockies Express pipeline system and the repayment of senior notes (which matured in August 2009);

▪
NGPL PipeCo LLC — On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC (formerly MidCon Corp.), which owns Natural Gas Pipeline of America and certain affiliates to Myria Acquisition Inc. (Myria). Pursuant to the purchase agreement, Myria acquired all 800 Class B shares and we retained all 200 Class A shares of NGPL PipeCo LLC. We continue to operate NGPL PipeCo LLC’s assets pursuant to a 15-year operating agreement.

On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC, referred to as “NGPL.”  NGPL reached a settlement in principal with the FERC on April 22, 2010.  On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010.  The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provides that NGPL will reduce its fuel and gas lost and unaccounted for, or “GL&U,” retention factors as of July 1, 2010.  The settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.

The events discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants.  We determined the fair value of the investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest. We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than its carrying value. In 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income;

▪
Midcontinent Express Pipeline LLC—KMP operates and owns a 50% ownership interest in Midcontinent Express Pipeline LLC.  It is the sole owner of the Midcontinent Express natural gas pipeline system. The remaining ownership interests in Midcontinent Express Pipeline LLC are owned by Regency Energy Partners LP and Energy Transfer Partners, L.P.  Effective May 26, 2010, Energy Transfer Partners, L.P. transferred to Regency Energy Partners LP (i) a 49.9% ownership interest in Midcontinent Express Pipeline LLC and (ii) a one-time right to purchase its remaining 0.1% ownership interest in Midcontinent Express Pipeline LLC on May 26, 2011.  As a result of this transfer, Energy Transfer Partners, L.P. now owns a 0.1% ownership interest in Midcontinent Express Pipeline LLC.  KMP continues to own the remaining 50% ownership interest in Midcontinent Express Pipeline LLC, and since there was no change in its ownership interest, KMP did not record any equity method adjustments as a result of the ownership change between Regency Energy Partners LP and Energy Transfer Partners, L.P.

Additionally, in 2010 and 2009, KMP made capital contributions of $86.0 million and $664.5 million, respectively, to Midcontinent Express Pipeline LLC to partially fund its pipeline construction and expansion costs.  In 2010 and 2009, KMP also received, from Midcontinent Express Pipeline LLC, cash distributions of $72.0 million and $16.2 million, respectively;

▪
Plantation Pipe Line Company—KMP operates and owns a 51.17% ownership interest in Plantation Pipe Line Company, the sole owner of the Plantation refined petroleum products pipeline system.  An affiliate of ExxonMobil owns the remaining interest.  Each investor has an equal number of directors on Plantation’s board of directors, and board approval is required for certain corporate actions that are considered participating rights; therefore, KMP does not control Plantation Pipe Line Company, and it accounts for its investment under the equity method;

▪
Red Cedar Gathering Company—KMP owns a 49% ownership interest in the Red Cedar Gathering Company.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar is the sole owner of the Red Cedar natural gas gathering, compression and treating system;

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

▪	Express pipeline system—KMP acquired a 33 1/3% ownership interest in the Express pipeline system from us effective August 28, 2008;

▪
Endeavor Gathering LLC—KMP acquired a 40% ownership interest in Endeavor Gathering LLC from GMX Resources Inc. effective November 1, 2009 (discussed in Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities—(6) Endeavor Gathering LLC”);

▪
Eagle Ford Gathering LLC—on May 14, 2010, KMP and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale formation in south Texas.  KMP named the joint venture Eagle Ford Gathering LLC, and KMP owns a 50% member interest in Eagle Ford Gathering LLC.  Copano owns the remaining 50% interest and serves as operator and managing member of Eagle Ford Gathering LLC.  For more information on the investment in Eagle Ford, see Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP” included in our Annual Report on Form 10-K for the year ended December 31, 2010; and

▪
Cortez Pipeline Company—KMP operates and owns a 50% ownership interest in the Cortez Pipeline Company, the sole owner of the Cortez carbon dioxide pipeline system.  A subsidiary of Exxon Mobil Corporation owns a 37% ownership interest and Cortez Vickers Pipeline Company owns the remaining 13% ownership interest.

KMP also owns a 50% ownership interest in Fayetteville Express Pipeline LLC, which was formed in August 2008.  Fayetteville Express Pipeline LLC is the sole owner of the Fayetteville Express natural gas pipeline system. Energy Transfer Partners, L.P. operates the Fayetteville Express pipeline system and owns the remaining 50% ownership interest in Fayetteville Express Pipeline LLC. The Fayetteville Express system began interim transportation service on October 12, 2010, and began full operations on January 1, 2011.  In 2009, KMP made capital contributions of $103.2 million to Fayetteville Express Pipeline LLC to partially fund its pipeline construction costs.  As of December 31, 2010 and 2009, however, KMP had no material net investment in Fayetteville Express Pipeline LLC because in November 2009, Fayetteville Express Pipeline LLC established and made borrowings under its own revolving bank credit facility in order to fund its pipeline development and construction costs and to make distributions to its member owners to reimburse them for prior contributions (including contributions made in 2008).  Accordingly, KMP received cash distributions of $115.6 million from Fayetteville Express Pipeline LLC in 2009.

In addition to the investments listed above, KMP’s significant equity investments included a 25% ownership interest in Thunder Creek Gas Services, LLC until it sold its ownership interest to PVR Midstream LLC on April 1, 2008.  The divestiture of the investment in Thunder Creek is discussed in Note 3 “Acquisitions and Divestitures—Divestitures—Thunder Creek Gas Services, LLC.”

Our earnings (losses) from equity investments were as follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Rockies Express Pipeline LLC	$87.6	$98.5	$84.9
Midcontinent Express Pipeline LLC	30.1	14.7	0.5
Red Cedar Gathering Company	28.7	24.9	26.7
Cortez Pipeline Company	22.5	22.3	20.8
Plantation Pipe Line Company	20.0	16.5	13.6
KinderHawk Field Services LLC	19.5	-	-
Endeavor Gathering LLC	3.2	0.1	-
Express pipeline system	(3.3)	(4.1)	8.2
NGPL PipeCo LLC(a)	(399.0)	42.5	40.1
Eagle Ford Gathering LLC	-	-	-
Thunder Creek Gas Services, LLC	-	-	1.3
Horizon Pipeline Company	-	-	0.2
All others	4.5	6.5	4.8
Total	$(186.2)	$221.9	$201.1
Amortization of excess costs	$(5.8)	$(5.8)	$(5.7)
____________

(a)	2010 amount includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax) discussed preceding.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Summarized combined unaudited financial information for our significant equity investments (listed or described above) is reported below (in millions; amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement (a)	2010	2009	2008
Revenues	$2,649.3	$2,351.9	$2,170.4
Costs and expenses	2,870.9	1,754.8	1,649.6
Earnings before extraordinary items and cumulative effect of a change in accounting principle	(221.6)	597.1	520.8
Net income	$(221.6)	$597.1	$520.8

	December 31,
Balance Sheet	2010	2009
Current assets	$701.0	$501.8
Non-current assets	17,759.1	16,687.5
Current liabilities	711.8	2,299.7
Non-current liabilities	7,905.4	6,275.6
Partner’/owners’ equity	$9,842.9	$8,614.0
____________

(a)	Amounts exclude NGPL PipeCo LLC earnings prior to the sale of our 80% interest on February 15, 2008.

For information on regulatory matters affecting certain of our equity investments, see Note 17.

As of December 31, 2010 and 2009, our investment amounts also included bond investments totaling $8.2 million and $13.2 million, respectively.  These bond investments consisted of certain tax exempt, fixed-income development revenue bonds KMP acquired in the fourth quarter of 2008.  Because KMP has both the ability and the intent to hold these debt securities to maturity, we account for these investments at historical cost.  KMP acquired its bond investments by issuing notes under the Gulf Opportunity Zone Act of 2005, which are further discussed in Note 8 “Debt—Long-Term Debt—KMP’s Subsidiary Debt—Gulf Opportunity Zone Bonds.”

7.  Goodwill and Other Intangibles

Goodwill and Excess Investment Cost

Changes in the gross amounts of our goodwill and accumulated impairment losses for each of the two years ended December 31, 2010 and 2009 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2—KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,439.4	$1,521.7	$1,450.8	$580.7	$9,109.1
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2008	850.0	1,349.2	1,521.7	774.2	203.6	4,698.7
Acquisitions and purchase price adjustment	-	48.6	-	(35.4)	-	13.2
Currency translation adjustments	-	-	-	-	32.4	32.4
Balance as of December 31, 2009	850.0	1,397.8	1,521.7	738.8	236.0	4,744.3
Acquisitions	-	-	-	73.2	-	73.2
Currency translation adjustments	-	-	-	-	13.4	13.4
Balance as of December 31, 2010	$850.0	$1,397.8	$1,521.7	$812.0	$249.4	$4,830.9

For more information on our accounting policies for goodwill, see Note 2 “Summary of Significant Accounting Policies—Goodwill.”

We record the excess of the cost of an acquisition price over the fair value of acquired net assets as an asset on our balance sheet.  This amount is referred to and reported separately as “Goodwill” in our accompanying consolidated balance sheets.  Goodwill is not subject to amortization but must be tested for impairment at least annually.  This test

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

requires us to assign goodwill to an appropriate reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have six reporting units as follows: (i) Products Pipelines—KMP (excluding associated terminals); (ii) Products Pipelines Terminals—KMP (evaluated separately from Products Pipelines—KMP for goodwill purposes); (iii) Natural Gas Pipelines—KMP; (iv) CO2—KMP; (v) Terminals—KMP and (vi) Kinder Morgan Canada—KMP. There were no impairment charges resulting from our May 31, 2010 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

In the second quarter of 2008, we finalized the purchase price allocation associated with our May 2007 Going Private Transaction, establishing the fair values of our individual assets and liabilities including assigning the associated goodwill to our six reporting units, in each case as of the May 31, 2007 acquisition date. A significant portion of the goodwill that arose in conjunction with this acquisition was determined to be associated with the general partner and significant limited partner interests in KMP (a publicly traded master limited partnership, or “MLP), attributable, in part, to the difference between the market multiples that might be paid to acquire the general partner and limited interests in an MLP and the market multiples that might be paid to acquire the individual assets that comprise that MLP. This market premium is partially attributable to the incentive distribution right that is embedded in the KMP general partner interest for which a separate intangible asset was not recognized in purchase accounting because this right cannot be detached or transferred apart from the entire general partner interest.

In conjunction with our first annual impairment test of the carrying value of this goodwill, performed as of May 31, 2008, we determined that the fair value of certain reporting units that are part of our investment in KMP were less than the carrying values. The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 9.0%. The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date. Thus, any value generated from the inclusion of these assets in an MLP structure was not captured in the valuation of these reporting units. This resulted in several of the reporting units having fair values less than their carrying values as the incremental value created by the inclusion of these assets in an MLP structure was taken into account in the Going Private Transaction and thus was used in allocating the purchase price. To capture this value at the reporting unit level, we believe it would be necessary to recreate the MLP structure at the reporting unit level. We believe this is not feasible for Kinder Morgan, Inc. or for any market participant, as further discussed below.

Recreating such structure would involve separating each of our reporting units into separate entities so that each reporting unit could be valued on a stand alone basis assuming each such unit was sold as an MLP. Creating separate MLPs would involve significant structural difficulties including potentially numerous adverse state and federal tax consequences to KMP and its unitholders. In addition, it would involve a significant amount of tax, legal and commercial analysis, and based on that analysis may also require customer and/or joint venture consents, lender consents, and regulatory approvals and/or unitholder approval. As a result of these factors, we believe that it is not feasible to apply the MLP structure related value to the individual reporting unit level.

For the reporting units where the fair value was determined to be less than the carrying value, we determined the implied fair value of goodwill. The implied fair value of goodwill within each reporting unit was then compared to the carrying value of goodwill of each such unit, resulting in the following goodwill impairment charges by reporting units: Products Pipelines—KMP (excluding associated terminals) – $1.20 billion, Products Pipelines Terminals—KMP (separate from Products Pipelines—KMP for goodwill impairment purposes) - $70 million, Natural Gas Pipelines—KMP – $2.09 billion, and Terminals—KMP – $677 million, for a total impairment of $4.03 billion. The goodwill impairment charges were non-cash charges and did not have any impact on our cash flows.

With regard to our equity investments in unconsolidated affiliates, in almost all cases, either (i) the price we paid to acquire our share of the net assets of such equity investees or (ii) the revaluation of our share of the net assets of any retained noncontrolling equity investment (from the sale of a portion of our ownership interest in a consolidating subsidiary, thereby losing our controlling financial interest in the subsidiary) differed from the underlying carrying value of such net assets.  This differential consists of two pieces.  First, an amount related to the difference between the investee’s recognized net assets at book value and at current fair values (representing the appreciated value in plant and other net assets), and secondly, to any premium in excess of fair value (referred to as equity method goodwill) we paid to acquire the investment.  We include both amounts within “Investments” on our accompanying consolidated balance sheets.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The first differential, representing the excess of the fair market value of our investees’ plant and other net assets over its underlying book value at either the date of acquisition or the date of the loss of control totaled $166.0 million and $163.2 million as of December 31, 2010 and 2009, respectively.  In almost all instances, this differential, relating to the discrepancy between our share of the investee’s recognized net assets at book values and at current fair values, represents our share of undervalued depreciable assets, and since those assets (other than land) are subject to depreciation, we amortize this portion of our investment cost against our share of investee earnings.  As of December 31, 2010 this excess investment cost is being amortized over a weighted average life of approximately 27.6 years.

The second differential, representing total unamortized excess cost over underlying fair value of net assets acquired (equity method goodwill) was $283.0 million and $138.2 million as of December 31, 2010 and 2009, respectively.  This differential is not subject to amortization but rather to impairment testing.  Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives.  Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  As of December 31, 2010, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets, and lease value.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  Following is information, as of December 31, 2010 and 2009, related to our intangible assets subject to amortization (in millions):

	December 31,
	2010	2009
Customer relationships, contracts and agreements
Gross carrying amount	$424.7	$297.9
Accumulated amortization	(99.9)	(50.9)
Net carrying amount	324.8	247.0

Technology-based assets, lease value and other
Gross carrying amount	16.3	14.1
Accumulated amortization	(1.9)	(1.3)
Net carrying amount	14.4	12.8

Total other intangibles, net	$339.2	$259.8

Our customer relationships, contracts and agreements relate primarily to the Terminals—KMP business segment, and include relationships and contracts for handling and storage of petroleum, chemical, and dry-bulk materials, including oil, gasoline and other refined petroleum products, coal, petroleum coke, fertilizer, steel and ores.  The values of these intangible assets were determined by us (often in conjunction with third party valuation specialists) by first, estimating the revenues derived from a customer relationship or contract (offset by the cost and expenses of supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate. The increase in the carrying amount of our customer relationships, contracts and agreements since December 31, 2009 was mainly due to the acquisition of intangibles included in our purchase of terminal assets from US Development Group LLC and Slay Industries, discussed in Note 3.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  Among the factors we weigh, depending on the nature of the asset, are the effect of obsolescence, new technology, and competition.  For each of the years ended December 31, 2010, 2009 and 2008, the amortization expense on our intangibles totaled $49.6 million, $21.1 million and $19.2 million, respectively.  These expense amounts primarily consisted of amortization of our customer relationships, contracts and agreements.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2011 – 2015) is approximately $43.6 million, $38.2 million, $34.3 million, $30.9 million and $28.0 million, respectively.

The life of each intangible asset is based either on the life of the corresponding customer contract or agreement or, in the case of a customer relationship intangible (the life of which was determined by an analysis of all available data on that

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

business relationship), the length of time used in the discounted cash flow analysis to determine the value of the customer relationship.  As of December 31, 2010, the weighted average amortization period for our intangible assets was approximately 11.6 years.

8.  Debt

Our balances of debt are classified based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term.  These costs are then amortized as interest expense in our accompanying consolidated statements of income. The net carrying amount of Kinder Morgan Kansas, Inc.’s debt (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of December 31, 2010 and 2009 was $3,623.8 million (including the $750.0 million of 5.35% Kinder Morgan Finance Company, LLC’s senior notes paid on January 5, 2011) and $3,044.3 million, respectively.  The weighted average interest rate on all of Kinder Morgan Kansas, Inc. and its subsidiaries’ (excluding KMP and its subsidiaries’) borrowings was approximately 5.01% during 2010 and 5.45% during 2009. Our net carrying amount of KMP’s debt (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of December 31, 2010 and 2009 was $11,546.1 million and $10,604.1 million, respectively.  The weighted average interest rate on all of KMP’s borrowings was approximately 4.35% during 2010 and 4.57% during 2009.

Short-Term Debt

Kinder Morgan Kansas, Inc.’s outstanding short-term debt as of December 31, 2010 was $750.0 million, which consisted of its 5.35% series senior notes that matured on January 5, 2011. KMP’s outstanding short-term debt as of December 31, 2010 was $1,263.3 million. The balance consisted of (i) $700.0 million in principal amount of KMP’s 6.75% senior notes due March 15, 2011 (including purchase accounting adjustments, the notes had a carrying amount of $700.9 million); (ii) $522.1 million of KMP’s commercial paper borrowings; (iii) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, but are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (iv) a $9.4 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note) and (v) a $7.2 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes).

Kinder Morgan Kansas, Inc.’s outstanding short-term debt as of December 31, 2009 was $172.1 million. The balance consisted of (i) $171.0 million in outstanding borrowings under Kinder Morgan Kansas, Inc.’s senior secured credit facility and (ii) $1.1 million remaining portion of Kinder Morgan Kansas, Inc.’s 6.50% series debentures, due September 1, 2013. KMP’s outstanding short-term debt as of December 31, 2010 was $596.6 million. The balance consisted of (i) $300.0 million in outstanding borrowings under KMP’s bank credit facility discussed following; (ii) $250.0 million in principal amount of KMP’s 7.50% senior notes that matured on November 1, 2010 (including unamortized discounts and purchase accounting adjustments, the notes had a carrying amount of $251.9 million); (iii) $23.7 million in principal amount of tax-exempt bonds due from KMP’s subsidiary Kinder Morgan Operating L.P. “B;” (iv) an $8.9 million portion of the 5.40% long-term note payable due from KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company; (v) a $6.8 million portion of the 5.23% senior notes due from KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. and (vi) $5.3 million in principal amount of adjustable rate industrial development revenue bonds that matured on January 1, 2010 (the bonds were issued by the Illinois Development Finance Authority and KMP’s subsidiary Arrow Terminals L.P. was the obligor on the bonds).

Credit Facilities

	As of December 31, 2010
	Short-term Notes Payable	Weighted- Average Interest Rate
	(In millions)
Kinder Morgan Kansas, Inc. – Secured debt(a)	$-	-%
KMP – Unsecured debt(b)	$522.1	0.67%
____________

(a)	The average short-term debt outstanding (and related weighted-average interest rate) was $203.0 million (1.74%) during the year ended December 31, 2010.
(b)	The average short-term debt outstanding (and related weighted-average interest rate) was $542.1 million (0.77%) during the year ended December 31, 2010.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Kansas, Inc.’s $1.0 billion six-year senior secured revolving credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans. Kinder Morgan Kansas, Inc. does not have a commercial paper program. As of December 31, 2009, there were $171.0 million in borrowings outstanding under Kinder Morgan Kansas, Inc.’s credit facility and the weighted average interest on these borrowings was 1.61%.

As of December 31, 2010, the amount available for borrowing under Kinder Morgan Kansas, Inc.’s credit facility was reduced by $40.6 million consisting of four letters of credit required under provisions of Kinder Morgan Kansas, Inc.’s property and casualty, workers’ compensation and general liability insurance policies.

The applicable margin for the revolving credit facility is subject to change pursuant to a leverage-based pricing grid. In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility. The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of Kinder Morgan Kansas, Inc.’s wholly owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract. Voluntary prepayments can be made at any time on revolving credit loans and swingline loans, in each case without premium or penalty, and on LIBOR Loans (as defined in the credit agreement) on the interest payment date without premium or penalty.

Kinder Morgan Kansas, Inc.’s credit facility included the following restrictive covenants as of December 31, 2010:

▪	total debt divided by earnings before interest, income taxes, depreciation and amortization may not exceed 6.00: 1.00;

▪	certain limitations on indebtedness, including payments and amendments;

▪	certain limitations on entering into mergers, consolidations, sales of assets and investments;

▪	limitations on granting liens; and

▪	prohibitions on making any dividend to shareholders if an event of default exists or would exist upon making such dividend.

On June 23, 2010, KMP successfully renegotiated its previous $1.79 billion five-year unsecured revolving bank credit facility that was due August 18, 2010, replacing it with a new $2.0 billion three-year, senior unsecured revolving credit facility that expires June 23, 2013. Similar to its previous facility, KMP’s $2.0 billion credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate. Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. KMP had no borrowings under the credit facility as of December 31, 2010.  As of December 31, 2009, the outstanding balance under its previous $1.79 billion credit facility was $300.0 million, and the weighted average interest rate on these borrowings was 0.59%.

The covenants of this senior unsecured revolving credit facility are substantially similar to the covenants of KMP’s previous facility; however, the interest rates for borrowing under this facility have increased from its previous facility. Interest on KMP’s credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%) or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt. The credit facility can be amended to allow for borrowings of up to $2.3 billion.

As of December 31, 2010, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $758.9 million, consisting of $522.1 million of commercial paper borrowings and $236.8 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $87.9 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $16.1 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation and (v) a combined $16.6 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Additionally, KMP’s $2.0 billion credit facility included the following restrictive covenants as of December 31, 2010:

▪	total debt divided by earnings before interest, income taxes, depreciation and amortization for the preceding four quarters may not exceed:

▪
5.5, in the case of any such period ended on the last day of (i) a fiscal quarter in which KMP makes any Specified Acquisition (as defined in the credit facility) or (ii) the first or second fiscal quarter next succeeding such a fiscal quarter; or

▪	5.0, in the case of any such period ended on the last day of any other fiscal quarter;

▪	certain limitations on entering into mergers, consolidations and sales of assets;

▪	limitations on granting liens; and

▪	prohibitions on making any distribution to holders of units if an event of default exists or would exist upon making such distribution.

In addition to normal repayment covenants, under the terms of KMP’s credit facility, the occurrence at any time of any of the following would constitute an event of default: (i) KMP’s failure to make required payments of any item of indebtedness or any payment in respect of any hedging agreement, provided that the aggregate outstanding principal amount for all such indebtedness or payment obligations in respect of all hedging agreements is equal to or exceeds $75 million; (ii) KMP’s general partner’s failure to make required payments of any item of indebtedness, provided that the aggregate outstanding principal amount for all such indebtedness is equal to or exceeds $75 million; (iii) adverse judgments rendered against KMP for the payment of money in an aggregate amount in excess of $75 million, if this same amount remains undischarged for a period of thirty consecutive days during which execution shall not be effectively stayed and (iv) voluntary or involuntary commencements of any proceedings or petitions seeking KMP’s liquidation, reorganization or any other similar relief under any federal, state or foreign bankruptcy, insolvency, receivership or similar law.

Other than the relatively non-restrictive negative covenants and events of default in KMP’s credit facility, there are no provisions protecting against a situation where KMP is unable to terminate an agreement with a counterparty who is facing an impending financial collapse, and such collapse may be hastened due to cross-defaults. Also, KMP’s credit facility does not contain a material adverse change clause coupled with a lockbox provision; however, the facility does provide that the margin KMP will pay with respect to borrowings, and the facility fee that it will pay on the total commitment, will vary based on its senior debt credit rating.  None of KMP’s debt is subject to payment acceleration as a result of any change to its credit ratings.

Commercial Paper Program

KMP’s commercial paper program provides for the issuance of $2 billion of commercial paper.  On October 13, 2008, Standard & Poor’s Ratings Services lowered KMP’s short-term credit rating to A-3 from A-2, and on May 6, 2009, Moody’s Investors Service, Inc. downgraded KMP’s commercial paper rating to Prime-3 from Prime-2 and assigned a negative outlook to KMP’s long-term credit rating.  As a result of these revisions and the commercial paper market conditions, KMP was unable to access commercial paper borrowings throughout 2009.

However, on February 25, 2010, Standard & Poor’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed KMP’s long-term credit rating at BBB, and raised KMP’s short-term credit rating to A-2 from A-3. The rating agency’s revisions reflected its expectations that KMP’s financial profile will improve due to lower guaranteed debt obligations and higher expected cash flows associated with the completion and start-up of KMP’s 50%-owned Rockies Express and Midcontinent Express natural gas pipeline systems and its fully-owned Kinder Morgan Louisiana natural gas pipeline system. Due to this favorable change in KMP’s short-term credit rating it resumed issuing commercial paper in March 2010.  In the near term, KMP expects that its short-term liquidity and financing needs will be met through a combination of borrowings made under its bank credit facility and commercial paper program.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Long-Term Debt

Kinder Morgan Kansas, Inc.’s long-term debt balance, excluding the value of interest rate swaps, at December 31, 2010 and 2009 was $2,873.8 million and $2,872.2 million, respectively. KMP’s long-term debt balance, excluding the value of interest rate swaps, at December 31, 2010 and 2009 was $10,282.8 million and $10,007.5 million, respectively. The balances consisted of the following (in millions).

	December 31,
	2010	2009
Kinder Morgan Kansas, Inc.
Debentures
6.50% series, due September 1, 2013	$-	$1.1
6.67% series, due November 1, 2027	7.0	7.0
7.25% series, due March 1, 2028	32.0	32.0
7.45% series, due March 1, 2098	25.9	25.9
Senior Notes
6.50% series, due September 1, 2012	841.8	844.1
5.15% series, due March 1, 2015	238.0	235.6
Deferrable Interest Debentures Issued to Subsidiary Trusts
8.56% junior subordinated deferrable interest debentures due April 15, 2027(a)	-	15.8
7.63% junior subordinated deferrable interest debentures due April 15, 2028(a)	-	19.9
Bank credit facility borrowings	-	171.0
Kinder Morgan Finance Company, LLC
5.35% series, due January 5, 2011	750.0	745.9
5.70% series, due January 5, 2016	817.0	811.6
6.00% series, due January 15, 2018	750.0	-
6.40% series, due January 5, 2036	35.1	34.4
Subsidiary Trusts
Preferred Capital Trust Securities
8.56% K N Capital Trust I due April 15, 2027(a)	12.7	-
7.63% K N Capital Trust III due April 15, 2028(a)	14.4	-
Kinder Morgan G.P., Inc.
$1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100.0	100.0
Unamortized Debt Discount on Long-term Debt	(0.1)	-
Current Maturities of Long-term Debt	(750.0)	(172.1)
Total Long-term Debt – Kinder Morgan Kansas, Inc.	$2,873.8	$2,872.2

Kinder Morgan Energy Partners, L.P. borrowings
7.50% senior notes due November 1, 2010	$-	$251.8
6.75% senior notes due March 15, 2011	700.9	704.3
7.125% senior notes due March 15, 2012	453.6	456.2
5.85% senior notes due September 15, 2012	500.0	500.0
5.00% senior notes due December 15, 2013	494.5	492.8
5.125% senior notes due November 15, 2014	493.1	491.7
5.625% senior notes due February 15, 2015	300.0	300.0
6.00% senior notes due February 1, 2017	598.2	598.0
5.95% senior notes due February 15, 2018	975.0	975.0
9.00% senior notes due February 1, 2019(b)	500.0	500.0
6.85% senior notes due February 15, 2020	700.0	700.0
5.30% senior notes due September 15, 2020	600.0	-
5.80% senior notes due March 1, 2021	400.0	400.0
7.40% senior notes due March 15, 2031	309.9	310.1
7.75% senior notes due March 15, 2032	315.8	316.1
7.30% senior notes due August 15, 2033	513.4	513.7
5.80% senior notes due March 15, 2035	478.0	477.7
6.50% senior notes due February 1, 2037	395.9	395.8
6.95% senior notes due January 15, 2038	1,175.0	1,175.0
6.50% senior notes due September 1, 2039	600.0	600.0
6.55% senior notes due September 15, 2040	400.0	-
Bank credit facility borrowings	522.1	300.0
Subsidiary borrowings:
Arrow Terminals L.P.-IL Development Revenue Bonds due January 1, 2010	-	5.3
Kinder Morgan Louisiana Pipeline LLC-6.0% LA Development Revenue note due January 1, 2011	-	5.0
Kinder Morgan Operating L.P. “A”-5.40% BP note, due March 31, 2012	10.2	14.9
Kinder Morgan Canada Company-5.40% BP note, due March 31, 2012	9.0	13.2
Kinder Morgan Texas Pipeline, L.P.-5.23% Senior Notes, due January 2, 2014	23.6	30.5

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Liquids Terminals LLC-N.J. Development Revenue Bonds due January 15, 2018	25.0	25.0
Kinder Morgan Columbus LLC-5.50% MS Development Revenue note due September 1, 2022	8.2	8.2
Kinder Morgan Operating L.P. “B”-Jackson-Union Cos. IL Revenue Bonds due April 1, 2024	23.7	23.7
International Marine Terminals-Plaquemines, LA Revenue Bonds due March 15, 2025	40.0	40.0
Other miscellaneous subsidiary debt	1.3	1.3
Unamortized Debt Discount on Long-term Debt	(20.3)	(21.2)
Current Maturities of Long-term Debt	(1,263.3)	(596.6)
Total Long-term Debt – KMP	$10,282.8	$10,007.5
____________

(a)
As a result of the implementation of ASU 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trust, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts (see Note 18 “Recent Accounting Pronouncements”).

(b)
KMP issued its $500 million in principal amount of 9.00% senior notes due February 1, 2019 in December 2008.  Each holder of the notes has the right to require KMP to repurchase all or a portion of the notes owned by such holder on February 1, 2012 at a purchase price equal to 100% of the principal amount of the notes tendered by the holder plus accrued and unpaid interest to, but excluding, the repurchase date.  On and after February 1, 2012, interest will cease to accrue on the notes tendered for repayment.  A holder’s exercise of the repurchase option is irrevocable.

Kinder Morgan Kansas, Inc.

The 2028 and 2098 debentures and the 2012 and 2015 senior notes are redeemable in whole or in part, at Kinder Morgan Kansas, Inc.’s option at any time, at redemption prices defined in the associated prospectus supplements.  The 2027 debentures are redeemable in whole or in part, at Kinder Morgan Kansas, Inc.’s option after November 1, 2004 at redemption prices defined in the associated prospectus supplements.

On September 2, 2010, Kinder Morgan Kansas, Inc. paid the remaining $1.1 million principal balance outstanding on Kinder Morgan Kansas, Inc.’s 6.50% series debentures, due 2013.

Kinder Morgan Finance Company, LLC

On December 20, 2010, Kinder Morgan Finance Company, LLC, a wholly owned subsidiary of Kinder Morgan Kansas, Inc., completed a public offering of senior notes. It issued a total of $750 million in principal amount of 6.00% senior notes due January 15, 2018. Net proceeds received from the issuance of the notes, after underwriting discounts and commissions, were $744.2 million, which were used to retire the principal amount of the 5.35% senior notes that matured on January 5, 2011.

The 2011, 2016, 2018 and 2036 senior notes issued by Kinder Morgan Finance Company, LLC are redeemable in whole or in part, at Kinder Morgan Kansas, Inc.’s option at any time, at redemption prices defined in the associated prospectus supplements. Each series of these notes is fully and unconditionally guaranteed by Kinder Morgan Kansas, Inc. on a senior unsecured basis as to principal, interest and any additional amounts required to be paid as a result of any withholding or deduction for Canadian taxes.

Capital Trust Securities

Kinder Morgan Kansas, Inc.’s business trusts, K N Capital Trust I and K N Capital Trust III, are obligated for $12.7 million of 8.56% Capital Trust Securities maturing on April 15, 2027 and $14.4 million of 7.63% Capital Trust Securities maturing on April 15, 2028, respectively, which it guarantees. The 2028 Securities are redeemable in whole or in part, at Kinder Morgan Kansas, Inc.’s option at any time, at redemption prices as defined in the associated prospectus. The 2027 Securities are redeemable in whole or in part at Kinder Morgan Kansas, Inc.’s option and at any time in certain limited circumstances upon the occurrence of certain events and at prices, all defined in the associated prospectus supplements. Upon redemption by Kinder Morgan Kansas, Inc. or at maturity of the Junior Subordinated Deferrable Interest Debentures, it must use the proceeds to make redemptions of the Capital Trust Securities on a pro rata basis.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KMP

All of KMP’s fixed rate senior notes provide that it may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

On May 19, 2010, KMP completed a public offering of senior notes. KMP issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 5.30% notes due September 15, 2020, and $400 million of 6.55% notes due September 15, 2040. KMP received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $993.1 million and KMP used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

In addition, on November 1, 2010, KMP paid $250 million to retire the principal amount of its 7.50% senior notes that matured on that date.  KMP borrowed the necessary funds under its commercial paper program.

During 2009, KMP completed two separate public offerings of senior notes.  With regard to these offerings, KMP received proceeds, net of underwriting discounts and commissions, as follows: (i) $993.3 million from a May 14, 2009 public offering of a total of $1 billion in principal amount of senior notes, consisting of $300 million of 5.625% notes due February 15, 2015, and $700 million of 6.85% notes due February 15, 2020 and (ii) $987.4 million from a September 16, 2009 public offering of a total of $1 billion in principal amount of senior notes, consisting of $400 million of 5.80% notes due March 1, 2021 and $600 million of 6.50% notes due September 1, 2039.  KMP used the proceeds from all of its 2009 debt offerings to reduce borrowings under its bank credit facility.

In addition, on February 1, 2009, KMP paid $250 million to retire the principal amount of its 6.30% senior notes that matured on that date.  KMP borrowed the necessary funds under its bank credit facility.

Interest Rate Swaps

Information on our interest rate swaps is contained in Note 13 “Risk Management—Interest Rate Risk Management.”

KMP’s Subsidiary Debt

KMP’s subsidiaries are obligors on the following debt.  The agreements governing these obligations contain various affirmative and negative covenants and events of default.  KMP does not believe that these provisions will materially affect distributions to its partners.

Arrow Terminals L.P. Debt

On January 1, 2010, KMP’s subsidiary Arrow Terminals L.P. paid the $5.3 million outstanding principal amount of its Adjustable Rate Industrial Development Revenue Bonds issued by the Illinois Development Finance Authority that matured on that date, and following its repayment, Arrow Terminals L.P. had no outstanding debt.

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, KMP acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own.  As part of the purchase price consideration, two of KMP’s subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million.  KMP valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%.  KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008.  The third installment was paid on March 31, 2010, and as of December 31, 2010, the net present value of the note (representing the outstanding balance included as debt on our accompanying consolidated balance sheet) was $19.2 million. As of December 31, 2009, the net present value of the note was $28.1 million.

Kinder Morgan Texas Pipeline, L.P. Debt

KMP’s subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes, which were assumed on August 1, 2005 when it acquired a natural gas storage facility located in Liberty County, Texas from a third party. The notes have a fixed annual stated interest rate of 8.85%; however, it valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%.  The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014. During 2010, KMP paid a combined principal amount of $6.9 million, and as of December 31, 2010 and 2009

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $23.6 million and $30.5 million, respectively.  Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid.

Kinder Morgan Liquids Terminals LLC Debt

KMP’s subsidiary, Kinder Morgan Liquids Terminals LLC is the obligor on $25.0 million of Economic Development Revenue Refunding Bonds issued by the New Jersey Economic Development Authority.  These bonds have a maturity date of January 15, 2018.  Interest on these bonds is computed on the basis of a year of 365 or 366 days, as applicable, for the actual number of days elapsed during Commercial Paper, Daily or Weekly Rate Periods and on the basis of a 360-day year consisting of twelve 30-day months during a Term Rate Period.  As of December 31, 2010, the interest rate was 0.29%.  KMP has an outstanding letter of credit issued by Citibank in the amount of $25.4 million that backs-up the $25.0 million principal amount of the bonds and $0.4 million of interest on the bonds for up to 46 days computed at 12% on a per annum basis on the principal thereof.

Kinder Morgan Operating L.P. “B” Debt

KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor of a principal amount of $23.7 million of tax-exempt bonds due April 1, 2024.  The bonds were issued by the Jackson-Union Counties Regional Port District, a political subdivision embracing the territories of Jackson County and Union County in the state of Illinois. These variable rate demand bonds bear interest at a weekly floating market rate and are backed-up by a letter of credit issued by Wells Fargo.

The bond indenture also contains certain standby purchase agreement provisions which allow investors to put (sell) back their bonds at par plus accrued interest.  As of December 31, 2010, the interest rate on these bonds was 0.38%.  KMP’s outstanding letter of credit issued by Wells Fargo totaled $24.1 million, which backs-up a principal amount of $23.7 million and $0.4 million of interest on the bonds for up to 55 days computed at 12% per annum on the principal amount thereof.

International Marine Terminals Debt

KMP owns a 66 2/3% interest in the International Marine Terminals (IMT) partnership.  The principal assets owned by IMT are dock and wharf facilities financed by the Plaquemines Port, Harbor and Terminal District (Louisiana) $40.0 million Adjustable Rate Annual Tender Port Facilities Revenue Refunding Bonds (International Marine Terminals Project) Series 1984A and 1984B.  As of December 31, 2010, the interest rate on these bonds was 1.20%.

On March 15, 2005, these bonds were refunded and the maturity date was extended from March 15, 2006 to March 15, 2025.  No other changes were made under the bond provisions.  The bonds are backed by two letters of credit issued by Wells Fargo.  On March 19, 2002, an Amended and Restated Letter of Credit Reimbursement Agreement relating to the letters of credit in the amount of $45.5 million was entered into by IMT and KBC Bank.  In connection with that agreement, KMP agreed to guarantee the obligations of IMT in proportion to its ownership interest.  KMP’s obligation is approximately $30.3 million for principal, plus interest and other fees.

Gulf Opportunity Zone Bonds

To help fund its business growth in the states of Mississippi and Louisiana, KMP completed the purchase of a combined $13.2 million in principal amount of tax exempt revenue bonds in two separate transactions in December 2008.  To acquire its investment, two of KMP’s subsidiaries issued notes with identical terms under the Gulf Opportunity Zone Act of 2005.  The notes consisted of the following: (i) $8.2 million in principal amount of 5.5% Development Revenue Bonds issued by the Mississippi Business Finance Corporation (MBFC), a public, non-profit corporation that coordinates a variety of resources used to assist business and industry in the state of Mississippi and (ii) $5.0 million in principal amount of 6.0% Development Revenue Bonds issued by the Louisiana Community Development Authority (LCDA), a political subdivision of the state of Louisiana.

The Mississippi revenue bonds mature on September 1, 2022, and both principal and interest is due in full at maturity.  KMP holds an option to redeem in full (and settle the note payable to MBFC) the principal amount of bonds it holds without penalty after one year.  KMP redeemed the Louisiana revenue bonds in December 2010 (by settling its $5.0 million note payable to LCDA), and it replaced this investment with a new investment of $100.0 million in principal amount of Development Revenue Bonds that mature on December 1, 2040 and pay interest at a rate equal to one-month

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

 LIBOR plus 1.75%.  KMP paid for this investment by issuing a $100.0 million note payable to LCDA with identical terms, and for this bond issuance, KMP elected to offset its borrowing against the investment it acquired.

Kinder Morgan G.P., Inc. Preferred Shares

As of December 31, 2010, Kinder Morgan G.P., Inc. had outstanding 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057.  Until August 18, 2012, dividends will accumulate, commencing on the issue date, at a fixed rate of 8.33% per annum and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s Board of Directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2007. After August 18, 2012, dividends on the preferred stock will accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s Board of Directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012. The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by KMP or its SFPP, L.P. or Calnev Pipe Line LLC subsidiaries.

During 2010, $8.3 million in cash dividends, or $83.30 per share, was paid on Kinder Morgan G.P. Inc.’s Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock. On January 19, 2011, Kinder Morgan G.P., Inc.’s Board of Directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share that was paid on February 18, 2011 to shareholders of record as of January 31, 2011.

Maturities of Debt

The scheduled maturities of our outstanding debt balances, including purchase accounting adjustments and excluding the value of interest rate swaps, as of December 31, 2010, are summarized as follows (in millions):

Year	Kinder Morgan Kansas, Inc	KMP
2011	$750.0	$1,263.3
2012	841.8	1,470.7
2013	-	502.1
2014	-	493.7
2015	238.0	299.9
Thereafter	1,794.0	7,516.4
Total	$3,623.8	$11,546.1

Subsequent Events

On January 5, 2011, Kinder Morgan Finance Company, LLC, a wholly owned subsidiary of Kinder Morgan Kansas, Inc., paid $750.0 million to retire the principal amount of its 5.35% senior notes that matured on that date using proceeds from the December 2010 issuance of $750.0 million of its 6.00% senior notes due January 15, 2018.

In January 2011, KMP terminated a previously issued $55.0 million letter of credit issued by Deutsche Bank to support its pipeline and terminal operations in Canada.  Specifically, this letter of credit supported the operations of the Kinder Morgan Canada—KMP business segment owned by its subsidiary KMEP Canada ULC.  To replace this letter of credit, on January 6, 2011, KMP entered into a credit agreement with The Toronto-Dominion Bank that allows it to obtain the issuance of letters of credit up to a limit of C$70.0 million to support the Canadian operations.  Each letter of credit issued pursuant to this credit agreement will expire one year after issuance or, in the case of any renewal or extension, one year after such renewal or extension. As of February 14, 2011, letters of credit having a combined face amount of C$50.7 million have been issued pursuant to this credit agreement.

9.  Share-based Compensation and Employee Benefits

Share-based Compensation

Kinder Morgan, Inc. (Formerly Kinder Morgan Holdco LLC)

We completed an initial public offering in February 2011 as discussed further in Note 10 “Members’ Equity—Subsequent Events—Initial Public Offering.”  The following discussion of our equity interests is based on the classes of ownership interests outstanding as of December 31, 2010 and 2009.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Our limited liability company agreement created three classes of ownership interests or units: Class A units, Class A-1 Units and Class B Units. For further information, see Note 10 “Members’ Equity.” The Class A-1 Units were granted to certain members of management. The Class B units were granted to certain members of management as a replacement to previous incentive compensation programs. The granting of both the Class A-1 Units and the Class B Units are being accounted for as equity awards.

Class A-1 Units

Class A-1 Units entitled the holder to receive a distribution once certain other distribution criteria had been met. A total of 27,570,736 Class A-1 Units (including phantom Class A-1 Units) were authorized and outstanding as of December 31, 2010 and 2009, all of which were granted as of the close of the Going Private Transaction. Class A-1 Units may be purchased, under certain circumstances including a service condition, by KMI for no consideration for a period of four years from the date of issuance. As the A-1 units were equity interests in KMI, a private limited liability company at that time, a discounted cash flow analysis was prepared to determine a grant date fair value of these awards of $6.2 million. This grant date fair value is being amortized over the 4 year requisite service period. During each of the years ended December 31, 2010, 2009 and 2008, we recognized compensation expense with respect to such units, however, we have no obligation, nor do we expect to pay any amounts in respect of such units.

Class B Units

Class B Units entitled the holder to receive a distribution once certain other distribution criteria had been met. A total of 1,978,513,629 Class B Units (including phantom Class B Units) were granted as of the close of the Going Private Transaction or shortly thereafter. Class B Units were subject to time vesting where one third of each grant time vested or was to time vest, as applicable, on the third, fourth, and fifth anniversary of the date of issuance. As the Class B units were equity interests in KMI, a private limited liability company at that time, a discounted cash flow analysis was prepared to determine a grant date fair value of these awards of $23.0 million. This grant date fair value is being amortized over the 5 year requisite service period with one third of the total fair value being amortized over 3, 4 and 5 years, respectively. During the years ended December 31, 2010, 2009 and 2008, we amortized $4.5 million, $6.0 million and $6.0 million with respect to such units, however, we have no obligation, nor do we expect to pay any amounts in respect to such units. As of January 1, 2009, there were 1,977,524,373 Class B units outstanding. During 2009 there were 8,903,310 Class B units granted and 7,914,054 Class B units forfeited and as of December 31, 2009, 1,978,513,629 Class B units were outstanding.  During 2010 there were no Class B units granted or forfeited and 1,978,513,629 were outstanding as of December 31, 2010.

Kinder Morgan Energy Partners, L.P.

KMP has two common unit-based compensation plans: The Directors’ Unit Appreciation Rights Plan and the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors.

The Directors’ Unit Appreciation Rights Plan was established on April 1, 2003. Pursuant to this plan, and on this date of adoption, each of KMR’s then three non-employee directors was granted 7,500 common unit appreciation rights.  In addition, 10,000 common unit appreciation rights were granted to each of KMR’s then three non-employee directors on January 21, 2004, at the first meeting of the board in 2004.  During the first board meeting of 2005, the plan was terminated and replaced by the Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors (discussed following); however, all unexercised awards made under the plan remain outstanding.

Upon the exercise of unit appreciation rights, KMP will pay, within thirty days of the exercise date, the participant an amount of cash equal to the excess, if any, of the aggregate fair market value of the unit appreciation rights exercised as of the exercise date over the aggregate award price of the rights exercised.  The fair market value of one unit appreciation right as of the exercise date will be equal to the closing price of one common unit on the New York Stock Exchange on that date.  The award price of one unit appreciation right will be equal to the closing price of one common unit on the New York Stock Exchange on the date of grant.  Proceeds, if any, from the exercise of a unit appreciation right granted under the plan will be payable only in cash (that is, no exercise will result in the issuance of additional common units) and will be evidenced by a unit appreciation rights agreement.  All unit appreciation rights granted vest on the six-month anniversary of the date of grant.  If a unit appreciation right is not exercised in the ten year period following the date of grant, the unit appreciation right will expire and not be exercisable after the end of such period.  In addition, if a participant ceases to serve on the board for any reason prior to the vesting date of a unit appreciation right, such unit appreciation right will immediately expire on the date of cessation of service and may not be exercised.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

During 2008, 10,000 unit appreciation rights were exercised at an aggregate fair value of $60.32 per unit.  During 2009, 17,500 unit appreciation rights were exercised at an aggregate fair value of $53.75 per unit.  As of December 31, 2010, 17,500 unit appreciation rights had been granted, vested and remained outstanding.

The Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units. A non-employee director may make a new election each calendar year. The total number of common units authorized under this compensation plan is 100,000. All common units issued under this plan are subject to forfeiture restrictions that expire six months from the date of issuance. A total of 2,450, 2,450, 3,200 and 4,338 common units were issued to non-employee directors in 2011, 2010, 2009 and 2008, respectively, as a result of their elections to receive common units in lieu of cash compensation.

Pension and Postretirement Benefit Plans

Kinder Morgan, Inc.

Retirement Plans

We have defined benefit pension plans covering eligible full-time employees. These plans provide pension benefits that are based on the employees’ compensation during the period of employment, age and years of service. These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements. Plan assets consist primarily of pooled fixed income, equity, bond and money market funds. The Plan did not have any material investments in our company or affiliates as of December 31, 2010 and 2009.

Total amounts recognized in net periodic pension cost include the following components (in millions):

	Year Ended December 31,
	2010	2009	2008
Net periodic pension benefit cost
Service cost	$12.0	$4.8	$10.8
Interest cost	16.3	15.8	14.5
Expected return on assets	(19.5)	(16.2)	(23.2)
Amortization of prior service cost	0.1	0.1	0.1
Amortization of loss	6.5	7.9	0.3
Net periodic pension benefit cost	$15.4	$12.4	$2.5

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation (in millions):

	Year Ended December 31,
	2010	2009
Benefit obligation at beginning of period	$274.4	$255.0
Service cost	12.0	4.8
Interest cost	16.3	15.8
Actuarial loss (gain)	19.7	12.4
Benefits paid	(14.1)	(13.6)
Benefit obligation at end of period	$308.3	$274.4

The accumulated benefit obligation at December 31, 2010 and 2009 was $298.0 million and $265.2 million, respectively.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans’ assets and the plans’ funded status (in millions):

	Year Ended December 31,
	2010	2009
Fair value of plan assets at beginning of period	$220.1	$179.7
Actual return on plan assets during the period	24.2	34.0
Contributions by employer	20.0	20.0
Benefits paid during the period	(14.1)	(13.6)
Fair value of plan assets at end of period	250.2	220.1
Benefit obligation at end of period	(308.3)	(274.4)
Funded status at end of period	$(58.1)	$(54.3)

Our accompanying consolidated balance sheets at December 31, 2010 and 2009 include a balance of $58.1 million and $54.3 million, respectively, under the caption “Other Long-term Liabilities and Deferred Credits” related to our pension plans.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value (in millions):

	Assets at fair value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$14.1	$-	$14.1
Insurance contracts	-	12.0	-	12.0
Mutual funds	11.8	67.6	-	79.4
Common and preferred stocks	88.6	0.1	0.1	88.8
Corporate bonds	-	29.0	-	29.0
U.S. government securities	-	12.2	-	12.2
Asset backed securities	-	2.9	-	2.9
Limited partnerships	-	-	6.9	6.9
Private equity	-	-	4.4	4.4

Total asset fair value	$100.4	$137.9	$11.4	$249.7	(a)
____________

(a)	Excludes $0.5 million in interest, dividend, tax claim and investment receivables.

	Assets at fair value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$20.1	$-	$20.1
Insurance contracts	-	12.2	-	12.2
Mutual funds	-	61.1	-	61.1
Common and preferred stocks	75.6	-	-	75.6
Corporate bonds	-	23.8	-	23.8
U.S. government securities	-	15.2	-	15.2
Asset backed securities	-	3.2	-	3.2
Limited partnerships	-	-	5.2	5.2
Private equity	-	-	3.2	3.2

Total asset fair value	$75.6	$135.6	$8.4	$219.6	(a)
____________

(a)	Excludes $0.5 million in interest, dividend and security receivables.

An asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Following is a description of the valuation methodologies used for assets measured at fair value:

Common stocks and fixed income: Valued at the closing price reported on the active market on which the individual securities are traded.

Money market funds: Valued at amortized cost, which approximates fair value.

Mutual funds: Valued at the net asset value (NAV) of shares held by the plan at year end.

Limited partnership and private equity investments: Valued at net fair value utilizing discounted present value.

Insurance contracts: Valued at contract value, which approximates fair value.

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets (in millions):

	Level 3 assets at fair value at December 31, 2010
	Limited Partnerships	Private Equity	Common Stock	Total
Balance, beginning of year	$5.2	$3.2	$-	$8.4
Transfers to level 3	-	-	0.1	0.1
Realized and unrealized gains/(losses)	0.6	0.4	-	1.0
Purchases and sales	1.1	0.8	-	1.9
Level 3 end of year balance	$6.9	$4.4	$0.1	$11.4
Changes in unrealized net gains (losses) relating to contracts still held at end of period	$0.7	$0.3	$-	$1.0

	Level 3 assets at fair value at December 31, 2009
	Limited Partnerships	Private Equity	Total
Balance, beginning of year	$4.6	$2.6	$7.2
Realized and unrealized gains/(losses)	0.4	(0.5)	(0.1)
Purchases and sales	0.2	1.1	1.3
Level 3 end of year balance	$5.2	$3.2	$8.4
Changes in unrealized net gains (losses) relating to contracts still held at end of period	$(0.6)	$(0.6)	$(1.2)

Changes in the underlying value of level 3 assets due to the effect of measurement were immaterial for the years ended December 31, 2010 and 2009.

Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of (in millions):

	Year Ended December 31,
	2010	2009
Beginning balance	$96.6	$109.9
Net (gain)/loss arising during period	15.1	(5.3)
Prior service cost arising during period	-	-
Amortization of (gain)/loss	(6.5)	(7.9)
Amortization of prior service cost	(0.1)	(0.1)
Ending balance	$105.1	$96.6

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Accumulated Other comprehensive loss balances for retirement plans at December 31, 2010 and 2009 consist of the following (in millions):

	December 31,
	2010	2009
Unrecognized net (gain) or loss	$104.5	$96.0
Unrecognized prior service cost	0.6	0.6
Total	$105.1	$96.6

Our actuarial estimates allocate costs based on projected employee costs. As experience develops under our plan, actuarial gains (losses) result from experience more favorable (unfavorable) than assumed.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year is $6.7 million.

We expect to contribute approximately $20 million to the Plan during 2011.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Fiscal year	Expected net benefit payments
2011	$16.1
2012	$17.0
2013	$17.7
2014	$18.6
2015	$20.3
2016-2020	$126.2

Certain collectively bargained employees and “grandfathered” employees continue to accrue benefits through the defined pension benefit plan described above. The remainder of the employees accrue benefits through a Personal Retirement Account (PRA) in the Kinder Morgan, Inc. Cash Balance Retirement Plan, a cash balance plan. We allocate contribution credits equivalent to 3% of eligible compensation every pay period to participants’ PRA. For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year. Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%. Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement. As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

In addition to the Retirement Plan described above, we have the Kinder Morgan, Inc. Savings Plan (the “Plan), a defined contribution 401(k) plan. The Plan permits all eligible Plan participants to contribute between 1% and 50% of eligible compensation, on a pre-tax or after-tax (Roth 401k) basis, into their accounts. In addition to a Company contribution equal to 4% of eligible compensation per year for most of the Plan participants, we may make discretionary contributions. Certain Plan participant’s contributions and Company contributions are based on collective bargaining agreements. The contributions are made each pay period on behalf of each eligible participant. Participants may direct the investment of their contributions and all Company contributions, including discretionary contributions, into a variety of investments. Plan assets are held and distributed pursuant to a trust agreement. The total amount contributed for the years ended December 31, 2010, 2009 and 2008 was $21.0 million, $19.8 million and $20.8 million, respectively.

Company contributions for participants vest on the second anniversary of the date of hire. Vesting on Company contributions for bargaining employees will follow the collective bargaining agreements.

At its July 2008 meeting, the Compensation Committee of our Board of Directors approved a special contribution of an additional 1% of base pay into the Plan for each eligible participant. Each eligible participant received an additional 1% Company contribution based on eligible base pay each pay period beginning with the first pay period of August 2008 and continuing through the last pay period of July 2009. The additional 1% contribution did not change or otherwise

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

impact the annual 4% contribution that most of the eligible participants received and the vesting schedule mirrored the Company’s 4% contribution.

Commencing February 1, 2009 through February 1, 2010, the Company suspended both the annual 4% contribution as well as the discretionary 1% contribution for participants with a title of Vice President or greater.

The Office of the Chair announced an amendment to the Plan to be effective in August of 2011. For most of the Plan’s eligible participants, the amendment increases the 4% contribution to 5% and will eliminate the Company’s discretionary 1% contribution.

Additionally, participants have an option to make after-tax “Roth” contributions (Roth 401(k) option) to a separate participant account. Unlike traditional 401(k) plans, where participant contributions are made with pre-tax dollars, earnings grow tax-deferred, and the withdrawals are treated as taxable income, Roth 401(k) contributions are made with after-tax dollars, earnings are tax-free, and the withdrawals are tax-free if they occur after both (i) the fifth year of participation in the Roth 401(k) option and (ii) attainment of age 59 ½, death or disability. The Company contribution will still be considered taxable income at the time of withdrawal.

Beginning in 2006, we elected not to make any restricted stock awards as a result of the Going Private Transaction. To ensure that certain key employees who had previously received restricted stock and restricted stock unit awards continued under a long-term retention and incentive program, the Company implemented the Long-term Incentive Retention Award plan. The plan provides cash awards approved by the compensation committees of the Company which are granted in July of each year to recommended key employees. Senior management is not eligible for these awards. These grants require the employee to sign a grant agreement. The grants vest 100% after the third year anniversary of the grant provided the employee remains with the Company. Grants were made in July of 2010, 2009 and 2008. During the years ended December 31, 2010, December 31, 2009 and December 31, 2008, we amortized $3.3 million, $2.3 million and $6.9 million, respectively, related to these grants.

Other Postretirement Employee Benefits

We have a postretirement plan providing medical and life insurance benefits upon retirement. For certain eligible employees and their eligible dependents that are “grandfathered,” we also provide a subsidized premium. All others who are eligible pay the full cost. NGPL funds a portion of the future expected postretirement benefit cost under the plan by making payments to Voluntary Employee Benefit Association trusts. Plan assets are invested in a mix of equity funds and fixed income instruments similar to the investments in our pension plans.

Total amounts recognized in net periodic postretirement benefit cost include the following components (in millions):

	Year Ended December 31,
	2010	2009	2008
Net periodic postretirement benefit cost
Service cost	$0.2	$0.3	$0.3
Interest cost	4.5	4.5	4.6
Expected return on assets	(5.1)	(4.6)	(6.5)
Amortization of loss	3.4	2.5	0.5
Net periodic postretirement benefit cost	$3.0	$2.7	$(1.1)

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (in millions):

	Year Ended December 31,
	2010	2009
Benefit obligation at beginning of period	$75.6	$78.0
Service cost	0.2	0.3
Interest cost	4.5	4.5
Actuarial loss (gain)	11.9	1.1
Benefits paid	(11.5)	(11.7)
Retiree contributions	3.4	3.4
Benefit obligation at end of period	$84.1	$75.6

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets and the plan’s funded status (in millions):

	Year Ended December 31,
	2010	2009
Fair value of plan assets at beginning of period	$54.1	$49.1
Actual return on plan assets	8.1	6.8
Contributions	6.7	7.0
Retiree contributions	3.4	3.4
Benefits paid	(11.7)	(12.2)
Fair value of plan assets at end of period	60.6	54.1
Benefit obligation at end of period	(84.1)	(75.6)
Funded status at end of period	$(23.5)	$(21.5)

Our accompanying consolidated balance sheets at December 31, 2010 and 2009 include balances of $23.5 million and $21.5 million, respectively, under the caption “Other Long-term Liabilities and Deferred Credits,” related to our other postretirement benefit plans.

The following table sets forth by level, within the fair value hierarchy, the fair value of postretirement benefit assets (in millions):

	Assets at fair value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$5.5	$-	$5.5
Insurance contracts	-	44.8	-	44.8
Mutual funds	10.3	-	-	10.3

Total asset fair value	$10.3	$50.3	$-	$60.6

	Assets at fair value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$5.5	$-	$5.5
Insurance contracts	-	41.6	-	41.6
Mutual funds	7.0	-	-	7.0

Total asset fair value	$7.0	$47.1	$-	$54.1

Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of (in millions):

	Year Ended December 31,
	2010	2009
Beginning balance	$34.9	$37.9
Net (gain)/loss arising during period	8.9	(0.5)
Amortization of (gain)/loss	(3.4)	(2.5)
Ending balance	$40.4	$34.9

Accumulated other comprehensive loss balances for other postretirement employee benefits at December 31, 2010 and 2009 consist of the following (in millions):

	December 31,
	2010	2009
Unrecognized net (gain) or loss	$40.4	$34.9

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year is $3.5 million. NGPL contributed approximately $1.3 million to the plan in February 2011.

A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2011 net periodic postretirement benefit cost by approximately $5,000 $(4,000) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2010 by approximately $75,000 $(71,000).

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Fiscal year	Expected net benefit payments
2011	$7.4
2012	$7.1
2013	$6.8
2014	$6.6
2015	$6.5
2016-2019	$30.0

Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	Year Ended December 31,
	2010	2009	2008
Discount rate	(b)	(a)	6.25%
Expected long-term return on assets	8.90%	8.90%	8.75%
Rate of compensation increase (pension plan only)	3.50%	3.50%	3.50%
____________

(a)	Discount rates of 5.75% and 6.00% were used to determine obligations for 2009 other postretirement benefits and pension benefits, respectively.
(b)	Discount rates of 5.00% and 5.50% are used to determine obligations for 2010 other postretirement benefits and pension benefits, respectively.

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:

	Year Ended December 31,
	2010	2009	2008
Discount rate	(a)	6.25%	5.75%
Expected long-term return on assets	8.90%	8.75%	9.00%
Rate of compensation increase (pension plan only)	3.50%	3.50%	3.50%
____________

(a)	Discount rates of 5.75% and 6.00% are used to determine net periodic benefit cost for other postretirement benefits and pension benefits, respectively.

The assumed healthcare cost trend rates for the postretirement plan were:

	Year Ended December 31,
	2010	2009	2008
Healthcare cost trend rate assumed for next year	3.00%	3.00%	3.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	3.00%	3.00%	3.00%
Year the rate reaches the ultimate trend rate	2010	2009	2008

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Plan Investment Policies

The investment policies and strategies for the assets of our pension and retiree medical and retiree life insurance plans are established by the Fiduciary Committee (the “Committee), which is responsible for investment decisions and management oversight of each plan. The stated philosophy of the Committee is to manage these assets in a manner consistent with the purpose for which the plans were established and the time frame over which the plans’ obligations need to be met. The objectives of the investment management program are to (1) meet or exceed plan actuarial earnings assumptions over the long term and (2) provide a reasonable return on assets within established risk tolerance guidelines and liquidity needs of the plans with the goal of paying benefit and expense obligations when due. In seeking to meet these objectives, the Committee recognizes that prudent investing requires taking reasonable risks in order to raise the likelihood of achieving the targeted investment returns. In order to reduce portfolio risk and volatility, the Committee has adopted a strategy of using multiple asset classes.

As of December 31, 2010, the following target asset allocation ranges were in effect for the pension plans (Minimum/Target/Maximum): Cash – 0%/0%/5%; Fixed Income –20%/30%/40%; Equity – 47%/65%/85% and Alternative Investments – 0%/5%/10%. As of December 31, 2010, the following target asset allocation ranges were in effect for the retiree medical and retiree life insurance plans (Minimum/Target/Maximum): Cash – 0%/5%/15%; Fixed Income –25%/35%/45% and Equity – 40%/60%/80%. In order to achieve enhanced diversification, the equity category is further subdivided into sub-categories with respect to small cap vs. large cap, value vs. growth and international vs. domestic, each with its own target asset allocation.

In implementing its investment policies and strategies, the Committee has engaged a professional investment advisor to assist with its decision making process and has engaged professional money managers to manage plan assets. The Committee believes that such active investment management will achieve superior returns with comparable risk in comparison to passive management. Consistent with its goal of reasonable diversification, no manager of an equity portfolio for the plan is allowed to have more than 10% of the market value of the portfolio in a single security or weight a single economic sector more than twice the weighting of that sector in the appropriate market index. Finally, investment managers are not permitted to invest or engage in the following equity transactions unless specific permission is given in writing (which permission has not been requested or granted by the Committee to-date): derivative instruments, except for the purpose of asset value protection (such as the purchase of protective puts), direct ownership of letter stock, restricted stock, limited partnership units (unless the security is registered and listed on a domestic exchange), venture capital, short sales, margin purchases or borrowing money, stock loans and commodities. In addition, fixed income holdings in the following investments are prohibited without written permission: private placements, except medium-term notes and securities issued under SEC Rule 144a; foreign bonds (non-dollar denominated); municipal or other tax exempt securities, except taxable municipals; margin purchases or borrowing money to effect leverage in the portfolio; inverse floaters, interest only and principle only mortgage structures; and derivative investments (futures or option contracts) used for speculative purposes. Certain other types of investments such as hedge funds and land purchases are not prohibited as a matter of policy but have not, as yet, been adopted as an asset class or received any allocation of fund assets.

Return on Plan Assets

For the year ending December 31, 2010, our defined benefit pension plan yielded a weighted-average rate of return of 10.64%, above the expected rate of return on assets of 8.9%. Investment performance for a balanced fund comprised of a similar mix of assets yielded a weighted-average return of 11.34%, so the plans underperformed the benchmark balanced fund index. For the year ending December 31, 2010, our retiree medical and retiree life insurance plans yielded a weighted-average rate of return of 11.46%, above the expected rate of return on assets of 8.9%. Investment performance for a balanced fund comprised of a similar mix of assets yielded a weighted-average return of 11.67%, so the plans underperformed the benchmark balanced fund index.

At December 31, 2010, our pension plan assets consisted of 64.3% equity, 28.4% fixed income, 4.4% alternative investments and 2.9% cash and cash equivalents, and the retiree medical and retiree life insurance plan assets consisted of 52.6% equity, 32.9% fixed income and 14.5% cash and cash equivalents. Historically over long periods of time, widely traded large cap equity securities have provided a return of 10%, while fixed income securities have provided a return of 6%, indicating that a long term expected return predicated on the asset allocation as of December 31, 2010 would be approximately 8.74% to 9.30% if investments were made in the broad indexes for the defined benefit pension plan, and 7.96% to 8.47% for the retiree medical and retiree life insurance plan. We arrived at an overall expected return of 8.9% for the periodic benefit cost calculations and an overall expected return of 8.9% for the benefit obligation calculations as of December 31, 2010.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Energy Partners, L.P.

Pension and Postretirement Benefit Plans

Two of KMP’s subsidiaries, Kinder Morgan Canada Inc. and Trans Mountain Pipeline Inc. (as general partner of Trans Mountain Pipeline L.P.) are sponsors of pension plans for eligible Trans Mountain employees.  The plans include registered defined benefit pension plans, supplemental unfunded arrangements, which provide pension benefits in excess of statutory limits, and defined contributory plans.  KMP also provides postretirement benefits other than pensions for retired employees.

KMP’s combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for 2010, 2009 and 2008 were approximately $3.9 million, $2.9 million, and $3.5 million, respectively, recognized ratably over each year.  As of December 31, 2010, KMP estimates its overall net periodic pension and postretirement benefit costs for these plans for the year 2011 will be approximately $6.6 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.  KMP expects to contribute approximately $7.1 million to these benefit plans in 2011.

Additionally, in connection with its acquisition of SFPP, L.P. in 1998, KMP acquired certain liabilities for pension and postretirement benefits.  KMP provides medical and life insurance benefits to current employees, their covered dependents and beneficiaries of SFPP.  KMP also provides the same benefits to former salaried employees of SFPP and KMP will continue to fund these costs for those employees currently in the plan during their retirement years.

SFPP’s postretirement benefit plan is frozen and no additional participants may join the plan.  Benefits under the SFPP postretirement benefit plan are provided by the Burlington Northern Santa Fe railroad and KMP reimburses BNSF for the costs of the plan.  As of the date of this report, KMP has not received its 2010 actuarial valuation report for the SFPP postretirement benefit plan; however, in 2010, KMP recorded a credit of less than $0.1 million for net periodic benefit costs related to this plan, and for each of the years ended December 31, 2009 and 2008, KMP’s net periodic benefit cost for the SFPP postretirement benefit plan was a credit of less than $0.1 million.  The credits in all three years resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost.  As of December 31, 2010, KMP estimates its overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2011 will again be a credit of less than $0.1 million; however, this estimate could change if a future significant event would require a remeasurement of liabilities.  In addition, KMP expects to contribute approximately $0.3 million to this postretirement benefit plan in 2011.

As of December 31, 2010 and 2009, the recorded value of KMP’s pension and postretirement benefit obligations for these plans was a combined $44.8 million and $37.4 million, respectively.  KMP considers its pension and postretirement benefit liability exposure and the fair value of its pension and postretirement plan assets to be minimal in relation to the value of its total consolidated assets and net income.

Multiemployer Plans

As a result of acquiring several terminal operations, primarily KMP’s acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, KMP participates in several multi-employer pension plans for the benefit of employees who are union members.  KMP does not administer these plans and contributes to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans were approximately $10.3 million, $8.4 million and $7.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

10.  Members’ Equity

During the years ended December 31, 2010, 2009 and 2008, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

Kinder Morgan, Inc. – Equity Interests

During 2010, and prior to the initial public offering in February 2011 discussed following in “—Subsequent Events—Initial Public Offering, our equity consisted of the following outstanding (or potentially outstanding) equity interests:

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Class A Units – Those individuals and entities that invested directly in the Going Private Transaction, either through (i) cash; (ii) contribution of common shares of Kinder Morgan Kansas, Inc.; (iii) surrender of restricted common shares of Kinder Morgan Kansas, Inc. (restricted stock) or (iv) surrender of options to acquire Kinder Morgan Kansas, Inc. common stock (Kinder Morgan options), received one Class A Unit per dollar contributed, with share and share-related contributions valued at $107.50/share, the publicly offered Kinder Morgan Kansas, Inc. common share repurchase price (with the exception of shares contributed by certain Kinder Morgan Kansas, Inc. officers that were valued at a slightly lesser amount per share).

Class A-1 Units – As of the date of the Going Private Transaction, tax was accelerated for those individuals who held either unvested restricted stock or Kinder Morgan Kansas, Inc. options. For those individuals, in general, a tax liability was triggered as a result of this acceleration. In order to allow those individuals to effectively participate in the Going Private Transaction at an amount approximating the pre-tax value of their contributed equity, the Class A-1 Units were granted in an amount computed by multiplying an effective tax rate (reflecting both the expected federal and state tax obligation) by the taxable amount triggered by the acceleration.

Class B Units – As a part of the basic Going Private Transaction structure, certain members of management of Kinder Morgan Kansas, Inc. (who were already Class A Unit and/or Class A-1 Unit holders) were granted incremental interests in Kinder Morgan Holdco LLC without any requirement on their part to contribute cash or existing equity interests for those incremental interests. In addition, Class B Units were issued to certain others who were neither Class A Unit nor Class A-1 Unit holders. These incremental equity interests were granted in the form of “Class B Units.” Class B Units were only entitled to receive distributions after Class A Units received a multiple of initial capital contributions, as discussed below.

Class B Series Units – Under certain circumstances, Class B Units forfeited would have been made available for reissuance in the form of one or more new series of Class B Units, collectively referred to as the “Class B Series Units”.

Class B-1 Units – If individuals who held Class B Units terminated their employment other than for cause (as defined), death or disability, and certain milestones had not been met with respect to cumulative distributions made, Class B Units would have been forfeited and would have been (i) transferred to an incentive pool (as defined) or (ii) made available for reissuance in the form of one or more new series of Class B Units, collectively referred to as the “Class B-1 Units”.

Our limited liability company agreement prescribed that our distributions were to have been made to these individual classes of equity interests as follows:

First: 100% to the holders of the Class A Units (other than Class A-1 Units) until the cumulative amount distributed is equal to 100% of the sum of the Initial Capital Contributions (as defined, but generally represents the initial contributions made in exchange for the Class A Units). Then,

100% to the holders of the Class A Units (other than Class A-1 Units) until the cumulative amount distributed pursuant to this distribution waterfall is equal to 2% of the sum of the Initial Capital Contributions. Then,

100% to the holders of the Class A-1 Units until the cumulative amount distributed pursuant to this distribution waterfall equals 2% of the sum of the Notional Capital Contributions (as defined, but generally represents the calculated tax liability resulting from acceleration of certain equity compensation awards). Then,

100% to the holders of the Class A Units (including the Class A-1 Units) until the cumulative amount distributed to the holders of Class A and A-1 Units pursuant to this distribution waterfall equals 150% of Total Capital Contributions (as defined, but generally represents the sum of amounts contributed or deemed to be contributed in exchange for equity interests). Then, to the Class B Units until the cumulative amount distributed to Class B Units equals the product of 5% and the cumulative amount distributed pursuant to this distribution waterfall in excess of Total Capital Contributions. Then,

95% to the holders of the Class A Units (including the Class A-1 Units) and 5% to the holders of the Class B Units until the cumulative amount distributed pursuant to this distribution waterfall equals 200% of Total Capital Contributions. Then,

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

to the holders of the Class B Units until the cumulative amount distributed pursuant to this and the previous provisions of this distribution waterfall to holders of Class B Units equals the product of 10% and the cumulative amount distributed pursuant to this distribution waterfall in excess of Total Contributions. Then, between 10-20% Class B Distribution to the holders of the Class B Units and 100% of the remainder to the holders of the Class A Units (including the Class A-1 Units) until the cumulative amount distributed pursuant to this distribution waterfall equals 400% of Total Capital Contributions. Then,

80% to the holders of the Class A Units (including the Class A-1 Units) and 20% to the holders of the Class B Units.

During the years ended December 31, 2010 and 2009, we paid distributions on our Class A units totaling $700.0 million and $650.0 million, respectively.

Comprehensive Income – Income Tax Expense

The following table sets forth the tax amounts included in the respective components of other comprehensive income (loss) (in millions):

Tax Benefit (Expense) Included in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2010	2009	2008
Kinder Morgan, Inc.
Change in fair value of derivatives utilized for hedging purposes	$8.9	$85.5	$(121.3)
Reclassification of change in fair value of derivatives to net income	(10.4)	24.5	(69.4)
Foreign currency translation adjustments	(20.6)	(34.7)	31.0
Benefit plan adjustments	9.2	(1.6)	37.7
Benefit plan amortization	(3.7)	(3.7)	(0.2)
Tax benefit (expense) included in total other comprehensive income (loss) attributable to Kinder Morgan, Inc.	(16.6)	70.0	(122.2)

Noncontrolling interests
Change in fair value of derivatives utilized for hedging purposes	3.8	20.7	(34.1)
Reclassification of change in fair value of derivatives to net income	(9.4)	(4.5)	(34.6)
Foreign currency translation adjustments	(5.0)	(11.4)	17.2
Benefit plan adjustments	0.1	0.1	(0.2)
Benefit plan amortization	-	-	-
Tax benefit (expense) included in total other comprehensive income (loss) attributable to noncontrolling interests	(10.5)	4.9	(51.7)

Total
Change in fair value of derivatives utilized for hedging purposes	12.7	106.2	(155.4)
Reclassification of change in fair value of derivatives to net income	(19.8)	20.0	(104.0)
Foreign currency translation adjustments	(25.6)	(46.1)	48.2
Benefit plan adjustments	9.3	(1.5)	37.5
Benefit plan amortization	(3.7)	(3.7)	(0.2)
Tax benefit (expense) included in total other comprehensive income (loss)	$(27.1)	$74.9	$(173.9)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	December 31,
	2010	2009
KMP	$3,135.4	$2,746.4
KMR	1,956.2	1,870.7
Triton Power Company LLC(a)	-	45.9
Other	8.3	11.6
	$5,099.9	$4,674.6
____________

(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power Company LLC is no longer consolidated into our financial statements, but is treated as an equity investment. On October 22, 2010, we sold Triton Power (see Notes 3 and 18).

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own. At December 31, 2010, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 34.8 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.1 million i-units, represent approximately 11.0% of the total limited partner interests of KMP. In addition, we are the sole common stockholder of the general partner of KMP, which holds an effective 2% interest in KMP and its operating partnerships. Together, at December 31, 2010, our limited partner and general partner interests represented approximately 12.8% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by the general partner shareholder.

Contributions

Contributions from our noncontrolling interests consist primarily of KMP’s issuance of its common units that we did not purchase or obtain. On January 16, 2009, KMP entered into an equity distribution agreement with UBS Securities LLC (UBS).  According to the provisions of this agreement, which was amended and restated on October 1, 2009, KMP may offer and sell from time to time common units having an aggregate offering value of up to $600 million through UBS, as sales agent.  Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between KMP and UBS.  Under the terms of this agreement, KMP also may sell common units to UBS as principal for its own account at a price agreed upon at the time of the sale.  Any sale of common units to UBS as principal would be pursuant to the terms of a separate agreement between KMP and UBS.

This equity distribution agreement provides KMP the right, but not the obligation, to sell common units in the future, at prices it deems appropriate.  KMP retains at all times complete control over the amount and the timing of each sale, and it will designate the maximum number of common units to be sold through UBS, on a daily basis or otherwise as it and UBS agree.  UBS will then use its reasonable efforts to sell, as KMP’s sales agent and on its behalf, all of the designated common units.  KMP may instruct UBS not to sell common units if the sales cannot be effected at or above the price designated by KMP in any such instruction.  Either KMP or UBS may suspend the offering of common units pursuant to the agreement by notifying the other party.

In 2010, KMP issued 3,902,225 of its common units pursuant to its equity distribution agreement.  After commissions of $2.0 million, KMP received net proceeds from the issuance of these common units of $266.3 million.  KMP used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

KMP also completed the following equity issuances in 2010:

▪
On January 15, 2010, KMP issued 1,287,287 common units—valued at $81.7 million—as a portion of its purchase price for additional ethanol handling terminal assets it acquired from US Development Group LLC (for more information on this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities—(7) USD Terminal Acquisition;”

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

▪
On May 7, 2010, KMP issued, in a public offering, 6,500,000 of its common units at a price of $66.25 per unit, less commissions and underwriting expenses.  After commissions and underwriting expenses, KMP received net proceeds of $417.4 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility; and

▪
On July 2, 2010, KMP completed an offering of 1,167,315 of its common units at a price of $64.25 per unit in a privately negotiated transaction.  KMP received net proceeds of $75.0 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

The above equity issuances during the year ended December 31, 2010 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $804.5 million; (ii) accumulated deferred income taxes by $13.0 million and (iii) additional paid-in capital by $22.9 million.

2009 Issuances

In 2009, KMP issued 5,488,947 of its common units pursuant to its equity distribution agreement with UBS.  After commissions of $4.0 million, KMP received net proceeds from the issuance of these common units of $281.2 million.  KMP used the proceeds to reduce the borrowings under its bank credit facility.

KMP also completed three separate underwritten public offerings of its common units in 2009—receiving net proceeds of $874.4 million as discussed following—and in April 2009, it issued 105,752 common units—valued at $5.0 million—as the purchase price for additional ownership interests in certain oil and gas properties.

In its first 2009 underwritten public offering, completed in March, KMP issued 5,666,000 of its common units at a price of $46.95 per unit, less underwriting commissions and expenses.  KMP received net proceeds of $258.0 million for the issuance of these common units.  In its second offering, completed in July, KMP issued 6,612,500 common units at a price of $51.50 per unit, less underwriting commissions and expenses, and received net proceeds of $329.9 million. In its final 2009 public offering, completed in December, KMP issued 5,175,000 common units at a price of $57.15 per unit, less underwriting commissions and expenses, and received net proceeds of $286.5 million for the issuance of these common units.  KMP used the proceeds from each of these three public offerings to reduce the borrowings under its bank credit facility.

These KMP’s issuances of common units during the year ended December 31, 2009, collectively, had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $1,116.9 million; (ii) accumulated deferred income taxes by $15.6 million and (iii) additional paid-in capital by $28.1 million.

Distributions

Distributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders.KMP’s partnership agreement requires that it distribute 100% of ‘‘Available Cash,’’ as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Available Cash consists generally of all of KMP’s cash receipts, including cash received by its operating partnerships and net reductions in reserves, less cash disbursements and net additions to reserves and amounts payable to the former general partner of SFPP, L.P. in respect of its remaining 0.5% interest in SFPP.

KMR, as the delegate of Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, and the general partner of KMP, is granted discretion, subject to the approval of Kinder Morgan G.P., Inc. in certain cases, to establish, maintain and adjust reserves for the proper conduct of KMP’s business, which might include reserves for matters such as future operating expenses, debt service, sustaining capital expenditures and rate refunds, and for distributions for the next four quarters. These reserves are not restricted by magnitude, but only by type of future cash requirements with which they can be associated. When KMR determines KMP’s quarterly distributions, it considers current and expected reserve needs along with current and expected cash flows to identify the appropriate sustainable distribution level.

Pursuant to KMP’s partnership agreement, distributions to its unitholders are characterized either as distributions of cash from operations or as distributions of cash from interim capital transactions. This distinction affects the distributions to owners of common units, Class B units and i-units relative to the distributions retained by Kinder Morgan G.P., Inc. as KMP’s general partner.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Cash from Operations. Cash from operations generally refers to KMP’s cash balance on the date it commenced operations, plus all cash generated by the operation of its business, after deducting related cash expenditures, net additions to or reductions in reserves, debt service and various other items.

Cash from Interim Capital Transactions. Interim capital transactions generally include borrowings, sales of debt and equity securities and sales or other dispositions of assets for cash, other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of business.

Rule for Characterizing Distributions. All available cash distributed by KMP from any source will be treated as distributions of cash from operations unless the sum of all available cash distributed exceeds the cumulative amount of cash from operations actually generated from the date KMP commenced operations through the end of the calendar quarter prior to any applicable distribution. Any portion of a distribution of available cash for that quarter which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions and treated as described under ‘‘—Allocation of Distributions from Interim Capital Transactions.’’ For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i-units to KMR, as the holder of all i-units, will be treated as distributions of available cash, even though the distributions to KMR are made in additional i-units rather than in cash. KMP retains this cash and uses it in its business. To date, all of KMP’s cash distributions, other than a $177.1 million distribution of cash from interim capital transactions for the second quarter of 2010 (paid in August 2010), have qualified under the rule stated above as distributions of cash from operations.

Allocation of Distributions from Operations. Cash from operations for each quarter will be distributed effectively as follows:

▪
first, 98% to the owners of all classes of units pro rata and 2% to Kinder Morgan G.P., Inc. as KMP’s general partner until the owners of all classes of units have received a total of $0.15125 per unit in cash or equivalent i-units for such quarter;

▪
second, 85% of any available cash then remaining to the owners of all classes of units pro rata and 15% to Kinder Morgan G.P., Inc. as KMP’s general partner until the owners of all classes of units have received a total of $0.17875 per unit in cash or equivalent i-units for such quarter;

▪
third, 75% of any available cash then remaining to the owners of all classes of units pro rata and 25% to Kinder Morgan G.P., Inc. as KMP’s general partner until the owners of all classes of units have received a total of $0.23375 per unit in cash or equivalent i-units for such quarter; and

▪
fourth, 50% of any available cash then remaining to the owners of all classes of units pro rata, to owners of common units and Class B units in cash and to the owner of i-units in the equivalent number of i-units, and 50% to Kinder Morgan G.P., Inc. as KMP’s general partner.

Allocation of Distributions from Interim Capital Transactions. Any distribution by KMP of available cash that would constitute cash from interim capital transactions would be distributed effectively as follows:

▪	98% to all owners of common units and Class B units pro rata in cash and to the holder of i-units in equivalent i-units; and

▪
2% to Kinder Morgan G.P., Inc. as KMP’s general partner, until KMP has distributed cash from this source in respect of a common unit outstanding since KMP’s original public offering in an aggregate amount per unit equal to the initial common unit price of $5.75, as adjusted for splits.

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the initial public offering price of the common units. To reflect that repayment, the first three distribution target levels of cash from operations would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution. When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero. Thereafter, all distributions of available cash from all sources will be treated as if they were cash from operations and distributed 50% to all classes of units pro rata, with the distribution to i-units being made instead in the form of i-units, and 50% to Kinder Morgan G.P., Inc. as KMP’s general partner. In connection with the distribution of cash from interim capital transactions for the second quarter 2010, mentioned following, we waived any adjustment in the target distribution levels and any reduction in the unrecovered initial common unit price that otherwise would have been made because of that distribution of cash from interim capital transactions.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KMP’s distribution of cash for the year ended December 31, 2010 from interim capital transactions totaled $177.1 million (approximately $0.56 per limited partner unit) which resulted in Kinder Morgan G.P., Inc, as KMP’s general partner receiving a reduced incentive amount of $168.3 million (including our 2% general partner interest, total cash distributions to us were reduced by $170.0 million). We, as KMP’s general partner, also waived an incentive amount equal to $11.1 million related to common units issued to finance a portion of KMP’s acquisition of a 50% interest in KinderHawk Field Services LLC joint venture and have agreed not to take incentive distributions related to this acquisition through year-end 2011.

During the year ended December 31, 2010, KMP paid distributions of $4.32 per common unit, of which $847.6 million was paid to the public holders (represented in noncontrolling interests) of KMP’s common units. On January 19, 2010, KMP declared a quarterly distribution of $1.13 per common unit for the quarterly period ended December 31, 2010. The distribution was paid on February 14, 2010 to unitholders of record as of January 31, 2010.

Kinder Morgan Management, LLC

KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. KMR has paid share distributions totaling 6,369,724, 7,540,357 and 5,565,424 shares in the years ended December 31, 2010, 2009 and 2008, respectively. On February 14, 2011, KMR made a share distribution of 0.017393 shares per outstanding share (1,598,556 total shares) to shareholders of record as of January 31, 2011, based on the $1.13 per common unit distribution declared by KMP.

At December 31, 2010, our subsidiary, Kinder Morgan Kansas, Inc., owned approximately 13.1 million KMR shares representing approximately 14.3% of KMR’s outstanding shares.

Subsequent Events

Noncontrolling Interest Contributions

In early-January 2011, KMP issued 110,902 of its common units for the settlement of sales made on or before December 31, 2010 pursuant to its equity distribution agreement with UBS.  After commissions of $0.1 million, KMP received net proceeds of $7.7 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

Initial Public Offering

In the following discussion, the Investors refer to: (i) Richard D. Kinder, our Chairman and Chief Executive Officer; (ii) investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, which we refer to collectively as the ‘‘Sponsor Investors;’’ (iii) Fayez Sarofim, one of our directors, and investment entities affiliated with him, and an investment entity affiliated with Michael C. Morgan, another of our directors, and William V. Morgan, one of our founders, and (iv) a number of other members of our management.

On February 16, 2011, we completed an initial public offering of our common stock (the offering).  In connection with the offering, we converted from a Delaware limited liability company to a Delaware corporation.  Our outstanding Class A units, Class B units and Class A-1 units were converted to Class A shares, Class B shares and Class C shares, respectively.  Upon this conversion, the Sponsor Investors then converted some of their Class A shares on a one-for-one basis into our common stock sold in the initial public offering.  No shares were sold by members of Kinder Morgan management in the offering.  All of the common stock that was sold in the offering was sold by existing investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, and we did not receive any proceeds from the offering.

We have 707,000,000 shares outstanding on a fully converted basis. In the offering, we sold 109,786,590 shares, or approximately 15.5% of our outstanding shares. Upon the closing of the offering, our Class A shares, Class B shares and Class C shares were convertible into a fixed aggregate of 597,213,410 shares of common stock (investor retained stock), which represents 84.5% of our outstanding shares of common stock on a fully-converted basis. The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert will be determined in accordance with our certificate of incorporation.  The conversion of our shares of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding.  Initially, our Class A shares will be convertible into shares of common stock on a one-for-one basis and our Class B shares and Class C shares will not be

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

convertible into any shares of our common stock.  Any conversion of Class B shares and Class C shares will decrease on a share for share basis the number of shares of our common stock  into which our Class A shares would be able to convert.  The terms of the Class A shares, Class B shares and Class C shares are intended to preserve substantially the same relative rights to share in the value of Kinder Morgan, Inc.’s equity that the Class A units, Class B units and Class A-1 units, respectively, had with respect to Kinder Morgan Holdco LLC’s equity.

Kinder Morgan, Inc. Dividends Paid

On February 11, 2011, Kinder Morgan, Inc’s Board of Directors declared and paid a dividend to our existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of one-time cash bonuses (and premium pay) in an aggregate amount of approximately $100 million to certain of our non-executive management employees. We expect to pay such bonuses pursuant to the shareholders’ agreement in the second quarter of 2011. The payment of any bonuses to holders of our Class B shares or Class C shares is subject to supermajority approval of our board of directors in accordance with our bylaws.

11.  Related Party Transactions

Significant Investors

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), is considered “related parties” to us as that term is defined in the authoritative accounting literature. Goldman Sachs has acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, Kinder Morgan Kansas, Inc., KMP and KMR.  Also, on January 15, 2010, KMP acquired three ethanol handling train terminals from U.S. Development Group, of which Goldman Sachs effectively owned 49%, for an aggregate consideration of $197.4 million, consisting of $115.7 million in cash and $81.7 million in its common units.  The three train terminals are located in Linden, New Jersey, Baltimore, Maryland, and Dallas, Texas.  As part of the transaction, KMP announced the formation of a venture with U.S. Development Group to optimize and coordinate customer access to the three acquired terminals, other ethanol terminal assets KMP already owns and operates, and other terminal projects currently under development by both parties.  We also conduct commodity risk management activities i~ the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs.  In conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs, which requires us to provide certain periodic information but does not require the posting of margin.  As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates.  The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” in our accompanying consolidated balance sheets (in millions):

	December 31,
	2010	2009
Derivative Assets (Liabilities)
Current Assets: Fair value of derivative contracts	$-	$4.3
Assets: Fair value of derivative contracts	$12.7	$18.4
Current Liabilities: Fair value of derivative contracts	$(221.4)	$(96.8)
Long-term Liabilities and Deferred Credits: Fair value of derivative contracts	$(57.5)	$(190.8)

Cortez Pipeline Company

In March 2008, KMP’s subsidiary Kinder Morgan CO2 Company, L.P. sold certain pipeline meter equipment to Cortez Pipeline Company, its 50% equity investee, for its current fair value of $5.7 million.  The meter equipment is still being employed in conjunction with our CO2–business segment.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan NatGas Operator LLC

KMP’s subsidiary Kinder Morgan NatGas Operator LLC operates the Rockies Express and the Midcontinent Express natural gas pipeline systems pursuant to two separate operating agreements.  It entered into the Rockies Express agreement in April 2008, and according to the provisions of the agreement, it is reimbursed for its costs and it receives a management fee of 1%, based on Rockies Express’ operating income, less all depreciation, depletion and amortization expenses.  In 2010 and 2009, it received management fees of $5.4 million and $4.0 million, respectively.  Kinder Morgan NatGas Operator LLC operates the Midcontinent Express pipeline system according to the provisions of an operating agreement entered into in March 2007. It is reimbursed for its operating costs; however, it receives no special management fees according to this agreement.

Terminals—KMP Business Segment

Mr. C. Berdon Lawrence, a non-management director on the boards of Kinder Morgan G.P., Inc. and KMR, is also Chairman of the Board of Kirby Corporation.  For services in the ordinary course of Kirby Corporation’s and the Terminals—KMP segment’s businesses, Kirby Corporation received payments from KMP’s subsidiaries totaling $39,828, $18,878 and $430,835 in 2010, 2009 and 2008, respectively, and Kirby made payments, in 2008, to KMP’s subsidiaries totaling $144,300.

Notes Receivable

Plantation Pipe Line Company

KMP has a long-term note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee.  The note provides for semiannual payments of principal and interest on June 20 and December 31 each year, with a final principal payment due July 20, 2011. KMP received principal repayment amounts of $2.7 million in 2010. As of December 31, 2010, the outstanding note receivable balance was $82.1 million, and we included this amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.  As of December 31, 2009, the note receivable balance was $84.8 million, and we included $2.6 million within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet, and the remaining outstanding balance within “Notes receivable.”

Express US Holdings LP

On June 30, 2008, we exchanged our C$113.6 million preferred equity interest in Express US Holdings LP for two subordinated notes from Express US Holdings LP (the obligor) with a combined face value of $111.4 million (C$113.6 million).  The debentures, denominated in Canadian dollars, are due in full on January 9, 2023, each bearing an interest rate of 12.0% per annum and providing for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.

On August 28, 2008, we sold our one-third interest in the net assets of the Express pipeline system (Express), as well as our full ownership of the net assets of the Jet Fuel pipeline system (Jet Fuel), to KMP.  This transaction included the sale of the subordinated notes described above.  We accounted for this transaction as a transfer of net assets between entities under common control.  Therefore, following the sale of Express and Jet Fuel to KMP, KMP recognized the assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer.

As of December 31, 2010 and 2009, the outstanding note receivable balance, representing the translated amount included in our accompanying consolidated financial statements in U.S. dollars, was $114.2 million and $108.1 million, respectively, and we included these amounts within “Notes receivable” in our accompanying consolidated balance sheets.

NGPL PipeCo LLC

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (Agreement) with NGPL PipeCo LLC. The Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, plus a $43.2 million annual general and administration fixed fee charge (Fixed Fee), for services provided under the Agreement. This Fixed Fee escalates at 3% each year until 2011 and is billed monthly. For the years ended December 31, 2010 and 2009 and 2008, these Fixed Fees totaled $47.2 million, $45.8 million and $39.0 million, respectively. In addition, KMP purchases natural gas transportation and storage services from NGPL. For each of the years ended December 31, 2010, 2009 and 2008, these expenses totaled $7.8 million, $8.8 million and $7.2 million, respectively, and we include these amounts within “Gas purchases and other costs of sales” in our accompanying consolidated statements of income.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Other Receivables and Payables

As of December 31, 2010 and 2009, our related party receivables (other than notes receivable discussed above in
“– Notes Receivable”) totaled $23.3 million and $14.6 million, respectively.  The December 31, 2010 receivables amount consisted of (i) $16.1 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $7.2 million of natural gas imbalance receivables included within “Other current assets.”  The $16.1 million amount primarily related to accounts and interest receivables due from the Express pipeline system, the Rockies Express pipeline system and NGPL.  The related party natural gas imbalance receivables consisted of amounts due from NGPL.  The December 31, 2009 amount consisted of (i) $11.5 million included within “Accounts, notes and interest receivable, net” and primarily related to receivables due from the Express pipeline system, the Rockies Express pipeline system and NGPL and (ii) $3.1 million of natural gas imbalance receivables due from NGPL included within “Other current assets” and consisting primarily of amounts due from NGPL.

As of December 31, 2010 and 2009, our related party payables totaled $4.6 million and $1.2 million, respectively.  The December 31, 2010 amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to RGZ, Inc. and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” and consisting of amounts due to the Rockies Express pipeline system.  The December 31, 2009 related party payable amounts are included within “Accounts payable” on our accompanying balance sheet, and primarily consisted of amounts we owed to RGZ, Inc.

Interest

Our accompanying consolidated statements of income includes related-party net interest income totaling $17.3 million, $16.1 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Related party interest income is primarily related to interest income from Plantation Pipe Line Company and Express US Holdings LP.

12.  Commitments and Contingent Liabilities

Leases

The table below depicts future gross minimum rental commitments under our operating leases as of December 31, 2010 (in millions):

Year	Commitment
2011	$49.6
2012	38.2
2013	29.9
2014	24.5
2015	20.4
Thereafter	63.0
Total minimum payments	$225.6

The remaining terms on our operating leases, including probable elections to exercise renewal options, range from one to 38 years. We have not reduced our total minimum payments for future minimum sublease rentals aggregating approximately $1.7 million.  Total lease and rental expenses were $69.0 million, $73.1 million and $84.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of capital leases included within “Property, Plant and Equipment, net” in our accompanying consolidated balance sheets as of December 31, 2010 and 2009 are not material to our consolidated balance sheets.

Contingent Debt

KMP’s contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring KMP’s performance under such guarantee is remote.  Most of these agreements are with entities that are not consolidated in our financial statements; however, KMP has invested in and holds equity ownership interests in these entities.

As of December 31, 2010, KMP’s contingent debt obligations with respect to these investments, as well as KMP’s obligations with respect to related letters of credit, are summarized below (dollars in millions):

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Entity	KMP’s Ownership Interest	Investment Type	Total Entity Debt		KMP’s Contingent Share of Entity Debt	(a)
Fayetteville Express Pipeline LLC(b)	50%	Limited Liability	$940.0	(c)	$470.0

Cortez Pipeline Company(d)	50%	General Partner	$142.4	(e)	$87.3	(f)

Midcontinent Express Pipeline LLC(g)	50%	Limited Liability	$799.0	(h)	$16.7	(i)

Nassau County, Florida Ocean Highway and Port Authority(j)	N/A	N/A	N/A		$18.3	(k)
_________

(a)	Represents the portion of the entity’s debt that KMP may be responsible for if the entity cannot satisfy its obligations.
(b)
Fayetteville Express Pipeline LLC is a limited liability company and the owner of the Fayetteville Express natural gas pipeline system.  The remaining limited liability company member interest in Fayetteville Express Pipeline LLC is owned by Energy Transfer Partners, L.P.

(c)	Amount represents borrowings under a $1.1 billion, unsecured revolving bank credit facility that is due May 11, 2012.
(d)
Cortez Pipeline Company is a Texas general partnership that owns and operates a common carrier carbon dioxide pipeline system. The remaining general partner interests are owned by ExxonMobil Cortez Pipeline, Inc., an indirect wholly-owned subsidiary of Exxon Mobil Corporation, and Cortez Vickers Pipeline Company, an indirect subsidiary of M.E. Zuckerman Energy Investors Incorporated.

(e)
Amount consists of (i) $32.1 million of fixed rate Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on an average interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread) and (iii) $10.3 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012.

(f)
KMP is severally liable for its percentage ownership share (50%) of the Cortez Pipeline Company debt ($71.2 million).  In addition, as of December 31, 2010, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally for $32.1 million of Cortez’s debt balance related to the Series D notes; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty.  Accordingly, as of December 31, 2010, KMP has a letter of credit in the amount of $16.1 million issued by JP Morgan Chase, in order to secure its indemnification obligations to Shell for 50% of the Cortez debt balance of $32.1 million related to the Series D notes.

Further, pursuant to a Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company are required to contribute capital to Cortez in the event of a cash deficiency.  The agreement contractually supports the financings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the partners of Cortez Pipeline to fund cash deficiencies at Cortez Pipeline, including anticipated deficiencies and cash deficiencies relating to the repayment of principal and interest on the debt of Cortez Capital Corporation.  The partners’ respective parent or other companies further severally guarantee the obligations of the Cortez Pipeline owners under this agreement.

(g)
Midcontinent Express Pipeline LLC is a limited liability company and the owner of the Midcontinent Express natural gas pipeline system.  The remaining limited liability company member interests in Midcontinent Express Pipeline LLC are owned by Regency Energy Partners, L.P. and Energy Transfer Partners, L.P.

(h)
Amount consists of an aggregate carrying value of $799.0 million in fixed rate senior notes issued by Midcontinent Express Pipeline LLC in a private offering in September 2009.  All payments of principal and interest in respect of these senior notes are the sole obligation of Midcontinent Express.  Noteholders have no recourse against KMP or the other member owners of Midcontinent Express Pipeline LLC for any failure by Midcontinent Express to perform or comply with its obligations pursuant to the notes or the indenture.

(i)
As of December 31, 2010, Midcontinent Express had no outstanding borrowings under its $175.4 million, unsecured revolving bank credit facility that is due February 28, 2011.  However, its credit facility can be used for the issuance of letters of credit to support the operation of its pipeline system, and as of December 31, 2010, a letter of credit having a face amount of $33.3 million was issued under the credit facility by the Bank of Tokyo-Mitsubishi UFJ, Ltd.  KMP’s contingent responsibility with regard to this outstanding letter of credit was $16.7 million (50% of total face amount).

(j)	Arose from KMP’s Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.
(k)
KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit.  As of December 31, 2010, this letter of credit had a face amount of $18.3 million.

KMP also holds a 50% equity ownership interest in Rockies Express Pipeline LLC, a limited liability company and the owner of the Rockies Express natural gas pipeline system.  Subsidiaries of Sempra Energy and ConocoPhillips own the remaining member interests, and pursuant to certain guaranty agreements remaining in effect on December 31, 2009, all three member owners of Rockies Express Pipeline LLC had agreed to guarantee, severally in the same proportion as their percentage ownership of the member interests in Rockies Express Pipeline LLC, borrowings under its $2.0 billion five-year, unsecured revolving bank credit facility that is due April 28, 2011. On April 8, 2010, Rockies Express Pipeline LLC amended its bank credit facility to allow for borrowings up to $200 million (a reduction from $2.0 billion), and on this same date, each of its three member owners were released from their respective debt obligations under the previous guaranty agreements.  Accordingly, KMP no longer has a contingent debt obligation with respect to Rockies Express Pipeline LLC.

KMP accounts for its investments in Fayetteville Express Pipeline LLC, Cortez Pipeline Company, and Midcontinent Express Pipeline LLC under the equity method of accounting.  For the year ended December 31, 2010, KMP’s share of earnings, based on its ownership percentage and before amortization of excess investment cost, if any, was $22.5 million from Cortez Pipeline Company and $30.1 million from Midcontinent Express Pipeline LLC.  KMP had no equity earnings from its investment in Fayetteville Express Pipeline LLC during 2010.

Subsequent Event

On February 25, 2011, Midcontinent Express Pipeline amended its bank credit facility to allow for borrowings up to $75.0 million and on this same date each of its member owners, including KMP, were released from their respective debt obligations under the previous guaranty agreements.

13.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil.  We also have exposure to interest rate risk as a result of the issuance of debt obligations by our subsidiaries.  Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.

Energy Commodity Price Risk Management

Primarily through our subsidiary, KMP, we are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products.  Specifically, these risks are primarily associated with price volatility related to (i) pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales; (ii) natural gas purchases and (iii) natural gas system use and storage.  Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations.

The principal use of energy commodity derivative contracts is to mitigate the risk associated with unfavorable market movements in the price of energy commodities.  The energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing this price risk to be transferred to counterparties who are able and willing to bear it.

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  During 2010, we recognized a net gain of $5.3 million related to crude oil and natural gas hedges, and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing. During 2009, we recognized a net loss

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

of $13.5 million from crude oil hedges that resulted from hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during each of the two years ended December 31, 2010 and 2009, we reclassified losses of $21.2 million and gains of $39.4 million, respectively, from “Accumulated other comprehensive loss” balance into earnings.  No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather were reclassified as a result of the hedged forecasted transactions actually affecting earnings (i.e. when the forecasted sales and purchase actually occurred).  The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Members’ Equity was $136.5 million as of December 31, 2010, and $167.9 million as of December 31, 2009.  These totals included “Accumulated other comprehensive loss” amounts associated with energy commodity price risk management activities of $93.3 million of losses as of December 31, 2010 and $95.7 million of losses as of December 31, 2009.  Approximately $67.3 million of the total loss amount associated with energy commodity price risk management activities and included in our Members’ Equity as of December 31, 2010 is expected to be reclassified into earnings during the next year (when the associated forecasted sales and purchases are also expected to occur). As of December 31, 2010, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of December 31, 2010, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(23.2)	million barrels
Natural gas fixed price	(19.0)	billion cubic feet
Natural gas basis	(13.9)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	0.5	billion cubic feet

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period.  These types of transactions include basis spreads, basis-only positions and gas daily swap positions.  KMP primarily enters into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting.  Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results associated with KMP.

Interest Rate Risk Management

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt.  Interest rate swap agreements are used to manage the interest rate risk associated with the fair value of fixed rate borrowings and to effectively convert a portion of the underlying cash flows related to the long-term fixed rate debt securities into variable rate cash flows in order to achieve our desired mix of fixed and variable rate debt.

Since the fair value of fixed rate debt varies inversely with changes in the market rate of interest, swap agreements are entered into to receive a fixed and pay a variable rate of interest in order to convert the interest expense associated with certain of our subsidiaries’ senior notes from fixed rates to variable rates, resulting in future cash flows that vary with the market rate of interest.  These swaps, therefore, hedge against changes in the fair value of the fixed rate debt included in our accompanying balance sheets that result from market interest rate changes.  For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of December 31, 2010, Kinder Morgan Kansas, Inc. and its subsidiary, KMP, had a notional principal amount of $725 million and $4,775 million, respectively, and as of December 31, 2009, $725 million and $5,200 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of Kinder Morgan Kansas, Inc.’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

related series of senior notes and, as of December 31, 2010, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

In May 2010, KMP entered into three separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $400 million.  Each agreement effectively converts a portion of the interest expense associated with its 5.30% senior notes due September 15, 2020 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.  In November 2010, KMP terminated five of its existing fixed-to-variable swap agreements in separate transactions.  These swap agreements had a combined notional principal amount of $825 million, and KMP received combined proceeds of $157.6 million from the early termination of these swap agreements.

Fair Value of Derivative Contracts

The fair values of current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets.  The following table summarizes the fair values of derivative contracts included in our accompanying consolidated balance sheets as of December 31, 2010 and 2009 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		December 31,		December 31,
		2010	2009	2010	2009
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$20.1	$19.1	$(275.9)	$(270.8)
	Non-current	43.1	57.3	(103.0)	(241.5)
Subtotal		63.2	76.4	(378.9)	(512.3)

Interest rate swap agreements	Non-current	258.6	236.0	(69.2)	(218.5)
Cross currency swap agreements	Non-current	-	-	-	(9.6)
Total		321.8	312.4	(448.1)	(740.4)

Derivatives not designated as hedging contracts

Energy commodity derivative contracts	Current	3.9	1.7	(5.6)	(1.2)

Total derivatives		$325.7	$314.1	$(453.7)	$(741.6)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of December 31, 2010 and 2009, this unamortized premium totaled $461.9 million and $337.5 million, respectively, and as of December 31, 2010, the weighted average amortization period for this premium was approximately 17.1 years.

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the years ended December 31, 2010 and 2009 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Year Ended December 31,				Year Ended December 31,
		2010	2009			2010	2009
Interest rate swap agreements	Interest, net – income/(expense)	$329.5	$(585.1)	Fixed rate debt	Interest, net – income/(expense)	$(329.5)	$585.1
Total		$329.5	$(585.1)	Total		$(329.5)	$585.1

____________

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.  Amounts do not reflect the impact on interest expense from the interest rate swap agreements under which we pay variable rate interest and receive fixed rate interest.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009		2010	2009
Energy commodity derivative contracts	$(18.8)	$(138.7)	Revenues-natural gas sales	$1.0	$13.1	Revenues	$5.3	$(13.5)
			Revenues-product sales and other	(23.4)	25.7
			Gas purchases and other costs of sales	1.2	0.6	Gas purchases and other costs of sales	-	-
Total	$(18.8)	$(138.7)	Total	$(21.2)	$39.4	Total	$5.3	$(13.5)
____________

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010	2009		2010	2009		2010	2009
Cross currency swap agreements	$9.6	$(41.6)	Other, net	$-	$-	Revenues	$-	$-
Total	$9.6	$(41.6)	Total	$-	$-	Total	$-	$-
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Year Ended December 31,
		2010	2009
Energy commodity derivative contracts	Gas purchases and other costs of sales	$2.3	$(4.2)
Total		$2.3	$(4.2)

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. In 2005 and 2006, Kinder Morgan Kansas, Inc. entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of the investment in Canadian operations. Over time, as the exposure to foreign currency risk through our Canadian operations was reduced through dispositions, Kinder Morgan Kansas, Inc. began to terminate cross-currency swap agreements. The final cross-currency swap agreements were terminated during the third quarter of 2010 and there were no outstanding cross currency interest rate swaps at December 31, 2010. In the periods with outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Credit Risks

Our subsidiaries, Kinder Morgan Kansas, Inc. and KMP, have counterparty credit risk as a result of the use of financial derivative contracts.  These counterparties consist primarily of financial institutions, major energy companies and local distribution companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

We maintain credit policies with regard to counterparties that we believe minimize our overall credit risk.  These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings); (ii) collateral requirements under certain circumstances and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty.  Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While derivative transactions are entered into principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

Our maximum potential exposure to credit losses on derivative contracts as of December 31, 2010 was (in millions):

Asset position
Interest rate swap agreements	$258.6
Energy commodity derivative contracts	67.1
Gross exposure	325.7
Netting agreement impact	(58.8)
Net exposure	$266.9

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2010, KMP had no outstanding letters of credit supporting its hedging activities; however, as of December 31, 2009, KMP had outstanding letters of credit totaling $55.0 million in support of its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

Additionally, as of December 31, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $2.4 million, and we reported this amount within “Accrued other current liabilities” in our accompanying consolidated balance sheet.  As of December 31, 2009, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $15.2 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  Based on contractual provisions as of December 31, 2010, KMP estimates that if its credit rating was downgraded, it would have the following additional collateral obligations (in millions):

Credit Ratings Downgraded(a)	Incremental obligations	Cumulative Obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$65.2	$65.2
__________

(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine our incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $65.2 million incremental obligation.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(b)	Includes current posting at current rating.

14.  Fair Value

The Codification emphasizes that fair value is a market-based measurement that should be determined based on assumptions (inputs) that market participants would use in pricing an asset or liability.  Inputs may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  Accordingly, the Codification establishes a hierarchal disclosure framework that ranks the quality and reliability of information used to determine fair values.  The hierarchy is associated with the level of pricing observability utilized in measuring fair value and defines three levels of inputs to the fair value measurement process—quoted prices are the most reliable valuation inputs, whereas model values that include inputs based on unobservable data are the least reliable.  Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

The three broad levels of inputs defined by the fair value hierarchy are as follows:

▪	Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;
▪
Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

▪
Level 3 Inputs—unobservable inputs for the asset or liability.  These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; (ii) interest rate swap agreements and (iii) cross currency interest rate swap agreements as of December 31, 2010 and 2009, based on the three levels established by the Codification (in millions). The fair value measurements as of December 31, 2009 in the two tables below do not include cash margin deposits of $15.2 million, which are reported separately as “Restricted deposits” in our accompanying consolidated balance sheet (in millions):

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$258.6	$-	$258.6	$-

As of December 31, 2009
Energy commodity derivative contracts(a)	$78.1	$-	$14.4	$63.7
Interest rate swap agreements	$236.0	$-	$236.0	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2010
Energy commodity derivative contracts(b)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-

As of December 31, 2009
Energy commodity derivative contracts(b)	$(513.5)	$-	$(462.8)	$(50.7)
Interest rate swap agreements	$(218.5)	$-	$(218.5)	$-
Cross currency interest rate swap agreements	$(9.6)	$-	$(9.6)	$-
__________

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(a)	Level 2 consists primarily of OTC natural gas hedges that are settled on NYMEX. Level 3 consists primarily of natural gas options and West Texas Intermediate options.
(b)
Level 2 consists primarily of OTC West Texas Intermediate hedges and OTC natural gas hedges that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the years ended December 31, 2010 and 2009 (in millions):

Significant unobservable inputs (Level 3)

	Year Ended December 31,
	2010	2009
Derivatives-net asset (liability)
Beginning of period	$13.0	$44.1
Realized and unrealized net gains (losses)	1.7	(48.4)
Purchases and settlements	4.1	17.3
Transfers in (out) of Level 3	-	-
End of period	$18.8	$13.0

Change in unrealized net losses relating to contracts still held at end of period	$(10.7)	$(42.1)
Fair Value of Financial Instruments

Fair value as used in the disclosure of financial instruments represents the amount at which an instrument could be exchanged in a current transaction between willing parties.  As of each reporting date, the estimated fair value of our outstanding publicly-traded debt is based upon quoted market prices, if available, and for all other debt, fair value is based upon prevailing interest rates currently available to us.  In addition, we adjust (discount) the fair value measurement of our long-term debt for the effect of credit risk.

The estimated fair value of our outstanding debt balance as of December 31, 2010 and 2009 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	December 31, 2010		December 31, 2009
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Total Debt(a)	$15,169.9	$16,129.1	$13,648.4	$14,158.2
__________
(a)	The 2010 amounts include the $750.0 million of 5.35% senior notes paid on January 5, 2011 (see note 8 “Debt – Subsequent Events”)

15.  Reportable Segments

We divide our operations into the following reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines—KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

▪
CO2—KMP—the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields;

▪	Terminals—KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

▪
Kinder Morgan Canada—KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States;

▪
NGPL PipeCo LLC— consists of our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate; and

▪
Power— during the historical periods presented in this report, we had a business segment referred to as ‘‘Power,’’ which consisted of our ownership of a natural gas-fired electric generation facilities. On October 22, 2010, we sold our facility located in Michigan, referred to as ‘‘Triton Power,’’ for approximately $15.0 million in cash (see Note 3).

On August 28, 2008, we sold our one-third interest in the net assets of the Express pipeline system (Express), as well as our full ownership of the net assets of the Jet Fuel pipeline system (Jet Fuel), to KMP. We accounted for this transaction as a transfer of net assets between entities under common control. Therefore, following the sale of Express and Jet Fuel to KMP, KMP recognized the assets and liabilities acquired at our carrying amounts (historical cost) at the date of transfer. The results of Express and Jet Fuel are reported in the Kinder Morgan Canada—KMP segment for all periods presented.

On February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC business segment to Myria (see Note 3). Effective February 15, 2008, we began to account for the results of operations of the NGPL PipeCo LLC segment as an equity investment.

We evaluate performance principally based on each segments’ earnings before depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments), which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income, and unallocable income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are based on the way our chief operating decision maker organizes the operations within our enterprise for assessing performance and allocating resources.  Each segment is managed separately because each segment involves different products and marketing strategies.

Because KMP’s partnership agreement requires it to distribute 100% of its available cash to its partners on a quarterly basis (KMP’s available cash consists primarily of all of its cash receipts, less cash disbursements and changes in reserves), we consider each period’s earnings before all non-cash depreciation, depletion and amortization expenses to be an important measure of business segment performance for our segments that are also segments of KMP. We account for intersegment sales at market prices, while we account for asset transfers at either market value or, in some instances, book value.

During 2010, 2009 and 2008, we did not have revenues from any single customer that exceeded 10% of our consolidated revenues.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Financial information by segment follows (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenues
Products Pipelines—KMP
Revenues from external customers	$883.0	$826.6	$815.9
Natural Gas Pipelines—KMP
Revenues from external customers	4,416.5	3,806.9	8,422.0
CO2—KMP
Revenues from external customers	1,298.4	1,131.3	1,269.2
Terminals—KMP
Revenues from external customers	1,264.0	1,108.1	1,172.7
Intersegment revenues	1.1	0.9	0.9
Kinder Morgan Canada—KMP
Revenues from external customers	268.5	226.1	198.9
NGPL PipeCo LLC(a)
Revenues from external customers	-	-	132.1
Intersegment revenues	-	-	0.9
Power(b)
Revenues from external customers	9.4	40.4	44.0
Other
NGPL PipeCo LLC fixed fee revenue	47.2	45.8	39.0
Other revenues	3.6	-	1.0
Intersegment revenues	-	-	(0.9)
Total segment revenues	8,191.7	7,186.1	12,095.7
Less: Total intersegment revenues	(1.1)	(0.9)	(0.9)
Total consolidated revenues	$8,190.6	$7,185.2	$12,094.8

	Year Ended December 31,
	2010	2009	2008
Operating expenses(c)
Products Pipelines—KMP(d)	$414.6	$269.5	$291.0
Natural Gas Pipelines—KMP	3,756.8	3,192.7	7,803.3
CO2—KMP	308.1	271.1	391.8
Terminals—KMP	629.2	536.8	631.8
Kinder Morgan Canada—KMP	91.6	72.5	68.0
NGPL PipeCo LLC(a)	-	-	43.5
Power(b)	5.3	23.6	24.8
Other	2.1	0.1	0.1
Total segment operating expenses	5,207.7	4,366.3	9,254.3
Less: Total intersegment operating expenses	(1.1)	(0.9)	(0.9)
Total consolidated operating expenses	$5,206.6	$4,365.4	$9,253.4

	Year Ended December 31,
	2010	2009	2008
Other expense (income)
Products Pipelines—KMP(e)	$11.8	$1.1	$1,269.5
Natural Gas Pipelines—KMP(e)	0.9	(6.6)	2,090.0
CO2—KMP	-	-	-
Terminals—KMP(e)	(3.3)	(25.0)	683.0
Kinder Morgan Canada—KMP	-	-	-
Other	(16.0)	(0.1)	0.1
Total consolidated other expense (income)	$(6.6)	$(30.6)	$4,042.6

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Year Ended December 31,
	2010	2009	2008
Depreciation, depletion and amortization
Products Pipelines—KMP	$127.0	$121.3	$116.9
Natural Gas Pipelines—KMP	150.3	120.5	99.9
CO2—KMP	542.9	620.6	498.1
Terminals—KMP	215.5	169.1	157.4
Kinder Morgan Canada—KMP	42.9	38.5	36.7
NGPL PipeCo LLC(a)	-	-	9.3
Other	0.2	0.2	0.1
Total consolidated depreciation, depletion and amortization	$1,078.8	$1,070.2	$918.4

	Year Ended December 31,
	2010	2009	2008
Earnings (loss) from equity investments
Products Pipelines—KMP	$22.8	$18.7	$15.7
Natural Gas Pipelines—KMP	169.1	141.8	113.4
CO2—KMP	22.5	22.3	20.7
Terminals—KMP	1.7	0.7	2.7
Kinder Morgan Canada—KMP	(3.3)	(4.1)	8.3
NGPL PipeCo LLC(a)(f)	(399.0)	42.5	40.3
Power	-	-	-
Other	-	-	-
Total consolidated equity earnings (loss)	$(186.2)	$221.9	$201.1

	Year Ended December 31,
	2010	2009	2008
Amortization of excess cost of equity investments
Products Pipelines—KMP	$3.4	$3.4	$3.3
Natural Gas Pipelines—KMP	0.4	0.4	0.4
CO2—KMP	2.0	2.0	2.0
Terminals—KMP	-	-	-
Kinder Morgan Canada—KMP	-	-	-
Total consolidated amortization of excess cost of equity investments	$5.8	$5.8	$5.7

	Year Ended December 31,
	2010	2009	2008
Interest income
Products Pipelines—KMP	$4.0	$4.1	$4.3
Natural Gas Pipelines—KMP	2.3	6.2	1.2
CO2—KMP	2.0	-	-
Terminals—KMP	-	-	-
Kinder Morgan Canada—KMP	13.2	12.0	3.9
Total segment interest income	21.5	22.3	9.4
Unallocated interest income	1.9	3.4	38.1
Total consolidated interest income	$23.4	$25.7	$47.5

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Year Ended December 31,
	2010	2009	2008
Other, net-income (expense)
Products Pipelines—KMP	$12.4	$8.3	$(2.3)
Natural Gas Pipelines—KMP	2.0	25.6	15.1
CO2—KMP	2.5	-	1.9
Terminals—KMP	4.7	3.7	1.7
Kinder Morgan Canada—KMP	2.6	11.9	(10.1)
Other	(0.1)	-	0.7
Total consolidated other, net-income (expense)	$24.1	$49.5	$7.0

	Year Ended December 31,
	2010	2009	2008
Income tax benefit (expense)
Products Pipelines—KMP	$1.1	$(3.1)	$4.9
Natural Gas Pipelines—KMP	(3.3)	(5.7)	(2.7)
CO2—KMP	0.9	(4.0)	(3.9)
Terminals—KMP	(5.3)	(5.2)	(19.7)
Kinder Morgan Canada—KMP	(7.8)	(18.9)	19.0
Total segment income tax expense	(14.4)	(36.9)	(2.4)
Unallocated income tax expense	(153.2)	(289.7)	(301.9)
Total consolidated income tax expense	$(167.6)	$(326.6)	$(304.3)

	Year Ended December 31,
	2010	2009	2008
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(g)
Products Pipelines—KMP	$496.9	$584.0	$(722.0)
Natural Gas Pipelines—KMP	828.9	788.7	(1,344.3)
CO2—KMP	1,018.2	878.5	896.1
Terminals—KMP	640.3	596.4	(156.5)
Kinder Morgan Canada—KMP	181.6	154.5	152.0
NGPL PipeCo LLC(a)(f)	(399.0)	42.5	129.8
Power	4.1	4.8	5.7
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments	2,771.0	3,049.4	(1,039.2)
Total segment depreciation, depletion and amortization	(1,078.8)	(1,070.2)	(918.4)
Total segment amortization of excess cost of equity investments	(5.8)	(5.8)	(5.7)
NGPL PipeCo LLC fixed fee revenue	47.2	45.8	39.0
Other revenues	3.6	-	-
General and administrative expenses	(631.1)	(373.0)	(352.5)
Unallocable interest and other, net(h)	(652.6)	(583.7)	(623.6)
Unallocable income tax expense	(153.2)	(289.7)	(301.9)
Income (loss) from continuing operations	$300.3	$772.8	$(3,202.3)

	Year Ended December 31,
	2010	2009	2008
Capital expenditures(i)
Products Pipelines—KMP	$144.2	$199.8	$221.7
Natural Gas Pipelines—KMP	135.4	372.0	946.5
CO2—KMP	372.8	341.8	542.6
Terminals—KMP	326.3	378.2	454.1
Kinder Morgan Canada—KMP	22.2	32.0	368.1
NGPL PipeCo LLC(a)	-	-	10.3
Other	1.6	0.5	2.0
Total consolidated capital expenditures	$1,002.5	$1,324.3	$2,545.3

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	2010	2009
Investments at December 31
Products Pipelines—KMP	$354.9	$346.9
Natural Gas Pipelines—KMP	3,563.3	2,542.8
CO2—KMP	9.9	11.2
Terminals—KMP	27.4	18.7
Kinder Morgan Canada—KMP	69.8	68.7
NGPL PipeCo LLC(a)	265.6	698.5
Total segment investments	4,290.9	3,686.8
Other	0.2	8.8
Total consolidated investments	$4,291.1	$3,695.6

	2010	2009
Assets at December 31
Products Pipelines—KMP	$5,650.9	$5,614.7
Natural Gas Pipelines—KMP	10,960.0	9,956.7
CO2—KMP	4,057.2	4,230.5
Terminals—KMP	5,009.3	4,537.3
Kinder Morgan Canada—KMP	1,870.0	1,797.7
NGPL PipeCo LLC(a)	265.6	698.5
Power (b)	-	67.6
Total segment assets	27,813.0	26,903.0
Other(j)	1,095.1	678.0
Total consolidated assets	$28,908.1	$27,581.0
____________

(a)
Effective February 15, 2008, we sold an 80% ownership interest in NGPL PipeCo LLC to Myria. As a result of the sale, beginning February 15, 2008, we account for our 20% ownership interest in NGPL PipeCo LLC as an equity method investment and 100% of NGPL PipeCo LLC revenues, earnings and assets prior to the sale, are included in the above tables.

(b)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, Triton Power operations are no longer be consolidated into our financial statements, but are treated as an equity investment, resulting in decreases to revenues, operating expenses and noncontrolling interests with no impact to segment earnings before DD&A (see Note 18). As noted preceding, Triton Power was sold for approximately $15.0 million on October 22, 2010.

(c)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(d)	2010 amount includes a $172.0 million litigation reserve related to KMP’s West Coast pipeline rate case (see Note 16).
(e)	2008 includes non-cash goodwill impairment charges (see Note 7).
(f)	2010 amount includes an impairment charge of $430.0 million to reduce the carrying value of our investment in NGPL PipeCo LLC (see Note 6).
(g)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(h)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to business segments.
(i)
Sustaining capital expenditures, including KMP’s share of Rockies Express’ sustaining capital expenditures, for each of the years ended December 31, 2010, 2009 and 2008, were $180.8 million, $172.7 million and $183.9 million, respectively.

(j)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, and risk management assets related to the fair value of interest rate swaps.

We do not attribute interest and debt expense to any of our reportable business segments.  For each of the years ended December 31, 2010, 2009 and 2008, we reported total consolidated interest expense of $668.3 million, $599.1 million and $675.8 million, respectively.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Year Ended December 31,
	2010	2009	2008
Revenues from external customers
United States	$7,814.6	$6,862.3	$11,804.2
Canada	356.5	301.9	269.3
Mexico and other(a)	19.5	21.0	21.3
Total consolidated revenues from external customers	$8,190.6	$7,185.2	$12,094.8

	2010	2009	2008
Long-lived assets at December 31(b)
United States	$19,926.5	$19,263.5	$17,511.1
Canada	1,928.7	1,834.3	1,568.7
Mexico and other(a)	95.9	98.8	97.7
Total consolidated long-lived assets	$21,951.1	$21,196.6	$19,177.5
__________

(a)	Includes operations in Mexico and the Netherlands.
(b)	Long-lived assets exclude (i) goodwill and (ii) other intangibles, net.

16.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during 2010.  This note also contains a description of any material legal proceedings that were initiated against us during 2010, and a description of any material events occurring subsequent to December 31, 2010 but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; Navajo Refining Company, L.P. as Navajo; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Texaco Refining and Marketing Inc. as Texaco; Western Refining Company, L.P. as Western Refining; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the United States Department of the Interior, Minerals Management Service as the MMS; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KM LT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation. “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to numerous ongoing proceedings at the FERC, including the shippers’ complaints and protests regarding interstate rates on the pipeline systems listed below. These complaints and protests have been filed over numerous years beginning in 1992 through and including 2009. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable. If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

As to SFPP, the issues involved in these proceedings include, among others: (i) whether certain of KMP’s Pacific operations’ rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) whether indexed rate increases are justified and (iv) the appropriate level of return and income tax allowance KMP may include in its rates. The issues involving Calnev are similar.

SFPP

As a result of FERC’s approval in May 2010 of a settlement agreement with eleven of twelve shipper litigants, a wide range of rate challenges dating back to 1992 were resolved (Historical Cases Settlement).  The Historical Cases Settlement resolved all but two of the cases outstanding between SFPP and the eleven shippers, and SFPP does not expect any material adverse impacts from the remaining two unsettled cases with the eleven shippers.

The Historical Cases Settlement and other legal reserves related to SFPP rate litigation resulted in a $158.0 million charge to earnings in the first quarter of 2010, and in June 2010, KMP made settlement payments of $206.3 million to the eleven shippers.  However, because a portion of KMP’s partnership distributions for the second quarter of 2010 (which KMP paid in August 2010) was a distribution of cash from interim capital transactions (rather than a distribution of cash from operations) our second quarter 2010 distribution from KMP was reduced by $170.0 million and our second quarter pre-tax earnings were reduced by $168.3 million. As provided in KMP’s partnership agreement, we receive no incentive distribution on ICT Distributions; therefore, there was no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners did not change; (ii) fewer dollars in the aggregate were distributed, because there was no incentive distribution paid to us related to the portion of the quarterly distribution that was an ICT Distribution and (iii) we, in this instance, have agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement.

KMP’s second quarter 2010 ICT Distribution is expected to allow it to resolve the remaining FERC rate cases (discussed above) and CPUC rate cases (discussed below) without impacting future distributions. Due to our support, KMP was able to make $4.40 in distributions per unit to its limited partners for 2010.

Furthermore, (i) KMP’s declared cash distributions for both the third and fourth quarters of 2010 contain no distributions of cash from interim capital transactions, but instead consist entirely of distributions of cash from operations and (ii) KMP recognized a $14.0 million increase in expense in December 2010 associated with overall adjustments to its rate case liabilities.  For more information on KMP’s partnership distributions, see Note 10 “Members’ Equity—KMP—Distributions.”

Chevron is the only shipper who was not a party to the Historical Cases Settlement.  In December 2010, an agreement in principle was reached with Chevron, and in February 2011, an uncontested settlement was filed at the FERC which the chief judge certified to the FERC.  The FERC has not yet acted on the certified settlement.  Upon approval by the FERC, the settlement will resolve the following dockets now pending only as to Chevron:

▪	FERC Docket Nos. OR92-8, et al. (West and East Line Rates)—Chevron protests of compliance filings pending with FERC and appeals pending at the D.C. Circuit;

▪	FERC Docket Nos. OR96-2, et al. (All SFPP Rates)—Chevron (as a successor-in-interest to Texaco) protests of compliance filings pending with FERC;

▪	FERC Docket No. OR02-4 (All SFPP Rates)—Chevron appeal of complaint dismissal pending at the D.C. Circuit;

▪	FERC Docket No. OR03-5 (West, East, North, and Oregon Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. OR07-4 (All SFPP Rates)—Chevron complaint held in abeyance;

▪	FERC Docket No. OR09-8 (consolidated) (2008 Index Increases)—Hearing regarding Chevron complaint held in abeyance pending settlement discussions;

▪	FERC Docket No. IS98-1 (Sepulveda Line Rates)—Chevron protests to compliance filing pending at FERC;

▪	FERC Docket No. IS05-230 (North Line Rates)—Chevron exceptions to initial decision pending at FERC;

▪	FERC Docket No. IS07-116 (Sepulveda Line Rates)—Chevron protest subject to resolution of IS98-1 proceeding;

▪	FERC Docket No. IS08-137 (West and East Line Rates)—Chevron protest subject to resolution of the OR92-8/OR96-2 proceeding;

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

▪	FERC Docket No. IS08-302 (2008 Index Rate Increases)—Chevron protest subject to the resolution of proceedings regarding the West, North and Sepulveda Lines; and

▪	FERC Docket No. IS09-375 (2009 Index Rate Increases)—Chevron protest subject to resolution of proceedings regarding the North, West and Sepulveda Lines.

The following dockets, which pertain to all protesting shippers, are either pending or recently resolved, as noted below:

▪
FERC Docket No. IS08-390 (West Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on February 17, 2011. While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues. SFPP will file a rehearing request on certain adverse findings. It is not possible to predict the outcome of FERC review of the rehearing request or appellate review of this order; and

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero, Chevron, Western Refining, and Southwest Airlines—Status: Initial decision issued on February 10, 2011. A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections. SFPP will file a brief with the FERC taking exception to these and other portions of the initial decision. The FERC will review the initial decision and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s February 17, 2011 Order IS08-390, it is not possible to predict the outcome of FERC or appellate review.

Calnev

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19 & OR07-22 (not consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Status:  Complaint amendments pending before FERC;

▪	FERC Docket No. IS09-377 (2009 Index Rate Increases)—Protestants: BP, Chevron, and Tesoro—Status: Requests for rehearing of FERC dismissal pending before FERC;

▪
FERC Docket Nos. OR09-11/OR09-14 (not consolidated) (2007 and 2008 Page 700 Audit Request)—Complainants: BP/Tesoro—Status:  BP petition for review at D.C. Circuit dismissed, mandate issued in June 2010;

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated) (Calnev Rates)—Complainants: Tesoro/BP—Status: Complaints pending at FERC; and

▪	FERC Docket Nos. OR09-18/OR09-22 (not consolidated) (2009 Index Increases)—Complainants: Tesoro/BP—Status: BP petition for review at D.C. Circuit dismissed, mandate issued in June 2010.

Natural Gas Pipeline Company of America LLC Section 5 Proceeding

On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC (NGPL). NGPL reached a settlement in principal with the FERC on April 22, 2010. On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010. The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provides that NGPL will reduce its fuel costs and gas lost and unaccounted for, or ‘‘GL&U,’’ retention factors as of July 1, 2010. The settlement further provides a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers. Also, see Note 6 “Investments.”

Trailblazer Pipeline Company LLC

On July 7, 2010, KMP’s subsidiary Trailblazer Pipeline Company LLC (Trailblazer) refunded a total of approximately $0.7 million to natural gas shippers covering the period January 1, 2010 through May 31, 2010 as part of a settlement reached with shippers to eliminate the December 1, 2009 rate filing obligation contained in its Docket No. RP03-162 rate case settlement.  As part of the agreement with shippers, Trailblazer commenced billing reduced tariff rates as of June 1, 2010 with an additional reduction in tariff rates to take effect January 1, 2011.

Kinder Morgan Interstate Gas Transmission LLC Section 5 Proceeding

On November 18, 2010, KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC (KMIGT) was notified by the FERC of a proceeding against it pursuant to Section 5 of the Natural Gas Act.  The proceeding will set the matter

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

for hearing and determine whether KMIGT’s current rates, which were approved by the FERC in KMIGT’s last transportation rate case settlement, remain just and reasonable.  The FERC made no findings in its order as to what would constitute just and reasonable rates or a reasonable return for KMIGT.  A proceeding under Section 5 of the Natural Gas Act is prospective in nature and any potential change in rates charged customers by KMIGT can only occur after the FERC has issued a final order.  Prior to that, an Administrative Law Judge will preside over an evidentiary hearing and make an initial decision (which the FERC has directed to be issued within 47 weeks).  The final FERC decision will be based on the record developed before the Administrative Law Judge.  We do not believe that this investigation will have a material adverse impact on us.

California Public Utilities Commission Proceedings

SFPP has previously reported ratemaking and complaint proceedings pending with the CPUC. The ratemaking and complaint cases generally involve challenges to rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to tariffed and previously untariffed charges for certain pipeline transportation and related services. These matters have been consolidated and assigned to two administrative law judges.

On April 6, 2010, a CPUC administrative law judge issued a proposed decision in several intrastate rate cases involving SFPP and a number of its shippers. The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses that KMP’s believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. Moreover, the proposed decision orders refunds relating to these issues where the underlying rates were previously deemed reasonable by the CPUC, which KMP believes to be contrary to California law. Based on KMP’s review of these CPUC proceedings, KMP estimates that its maximum exposure is approximately $220 million in reparation and refund payments and if the determinations made in the proposed decision were applied prospectively in two pending cases this could result in approximately $30 million in annual rate reductions.

The proposed decision is advisory in nature and can be rejected, accepted or modified by the CPUC.  SFPP filed comments on May 3, 2010 outlining what it believes to be the errors in law and fact within the proposed decision and on May 5, 2010, SFPP made oral arguments before the full CPUC.  The matter remains pending before the CPUC, which may act at any time at its scheduled bimonthly meetings.  Further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken if warranted.  KMP does not expect the final resolution of this matter to have an impact on its expected distributions to its limited partners for 2011.

Carbon Dioxide Litigation

Gerald O. Bailey et al. v. Shell Oil Co. et al, Southern District of Texas Lawsuit

Kinder Morgan CO2, KMP and Cortez Pipeline Company are among the defendants in a proceeding in the federal courts for the Southern District of Texas, Gerald O. Bailey et al. v. Shell Oil Company et al. (Civil Action Nos. 05-1029 and 05-1829 in the U.S. District Court for the Southern District of Texas—consolidated by Order dated July 18, 2005). The plaintiffs assert claims for the underpayment of royalties on carbon dioxide produced from the McElmo Dome unit, located in southwestern Colorado. The plaintiffs assert claims for fraud/fraudulent inducement, real estate fraud, negligent misrepresentation, breach of fiduciary and agency duties, breach of contract and covenants, violation of the Colorado Unfair Practices Act, civil theft under Colorado law, conspiracy, unjust enrichment, and open account. Plaintiffs Gerald O. Bailey, Harry Ptasynski, and W.L. Gray & Co. also assert claims as private relators under the False Claims Act, claims on behalf of the State of Colorado and Montezuma County, Colorado, and claims for violation of federal and Colorado antitrust laws. The plaintiffs seek actual damages, treble damages, punitive damages, a constructive trust and accounting, and declaratory relief. The defendants filed motions for summary judgment on all claims.

On April 22, 2008, the federal district court granted defendants’ motions for summary judgment and ruled that plaintiffs Bailey and Ptasynski take nothing on their claims, and that the claims of Gray be dismissed with prejudice. The court entered final judgment in favor of the defendants on April 30, 2008. The plaintiffs appealed to the United States Fifth Circuit Court of Appeals. On June 16, 2010, the Fifth Circuit Court of Appeals affirmed the trial court’s summary judgment decision. On October 18, 2010, the U.S. Supreme Court denied Gerald Bailey’s petition for writ of certiorari to the U.S. Supreme Court seeking further appellate review of the Fifth Circuit Court of Appeals’ decision.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

CO2 Claims Arbitration

Kinder Morgan CO2 and Cortez Pipeline Company were among the named defendants in CO2 Committee, Inc. v. Shell Oil Co., et al., an arbitration initiated on November 28, 2005. The arbitration arose from a dispute over a class action settlement agreement which became final on July 7, 2003 and disposed of five lawsuits formerly pending in the U.S. District Court, District of Colorado. The plaintiffs in such lawsuits primarily included overriding royalty interest owners, royalty interest owners, and small share working interest owners who alleged underpayment of royalties and other payments on carbon dioxide produced from the McElmo Dome unit.

The settlement imposed certain future obligations on the defendants in the underlying litigation. The plaintiffs in the arbitration alleged that, in calculating royalty and other payments, defendants used a transportation expense in excess of what is allowed by the settlement agreement, thereby causing alleged underpayments of approximately $12 million. The plaintiffs also alleged that Cortez Pipeline Company should have used certain funds to further reduce its debt, which, in turn, would have allegedly increased the value of royalty and other payments by approximately $0.5 million. On August 7, 2006, the arbitration panel issued its opinion finding that defendants did not breach the settlement agreement. On June 21, 2007, the New Mexico federal district court entered final judgment confirming the August 7, 2006 arbitration decision.

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. A second arbitration panel has convened and a final hearing on the parties’ claims and defenses is expected to occur in 2011.

MMS Notice of Noncompliance and Civil Penalty

On December 20, 2006, Kinder Morgan CO2 received from the MMS a “Notice of Noncompliance and Civil Penalty: Knowing or Willful Submission of False, Inaccurate, or Misleading Information—Kinder Morgan CO2 Company, L.P., case no. CP07-001.” This Notice, and the MMS’s position that Kinder Morgan CO2 has violated certain reporting obligations, relates to a disagreement between the MMS and Kinder Morgan CO2 concerning the approved transportation allowance to be used in valuing McElmo Dome carbon dioxide for purposes of calculating federal royalties.

The Notice of Noncompliance and Civil Penalty assessed a civil penalty of approximately $2.2 million as of December 15, 2006 (based on a penalty of $500.00 per day for each of 17 alleged violations) for Kinder Morgan CO2’s alleged submission of false, inaccurate, or misleading information relating to the transportation allowance, and federal royalties for CO2 produced at McElmo Dome, during the period from June 2005 through October 2006. The MMS stated that civil penalties would continue to accrue at the same rate until the alleged violations are corrected.

On January 3, 2007, Kinder Morgan CO2 appealed the Notice of Noncompliance and Civil Penalty to the Office of Hearings and Appeals of the Department of the Interior. In July 2008, the parties reached a settlement in principle of the Notice of Noncompliance and Civil Penalty, subject to final approval by the MMS and the Department of the Interior. On September 8, 2010, the United States Department of the Interior, Bureau of Ocean Energy Management, Regulation, and Enforcement (formerly known as the MMS) approved the settlement, which is now final.

MMS Orders to Report and Pay

On March 20, 2007, Kinder Morgan CO2 received an Order to Report and Pay from the MMS. The MMS contends that Kinder Morgan CO2 over-reported transportation allowances and underpaid royalties in the amount of approximately $4.6 million for the period from January 1, 2005 through December 31, 2006 as a result of its use of the Cortez Pipeline tariff as the transportation allowance in calculating federal royalties. The MMS claims that the Cortez Pipeline tariff is not the proper transportation allowance and that Kinder Morgan CO2 must use its “reasonable actual costs” calculated in accordance with certain federal product valuation regulations.

Kinder Morgan CO2 submitted a notice of appeal in response to the Order to Report and Pay, challenging the Order and appealing it to the Director of the MMS in accordance with 30 C.F.R. sec. 290.100, et seq.

In addition to the March 2007 Order to Report and Pay, the MMS issued a second Order to Report and Pay in August 2007, in which the MMS claims that Kinder Morgan CO2 over-reported transportation allowances and underpaid royalties (due to the use of the Cortez Pipeline tariff as the transportation allowance for purposes of federal royalties) in the amount of approximately $8.5 million for the period from April 2000 through December 2004. Kinder Morgan CO2 filed its

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

notice of appeal and statement of reasons in response to the second Order in September 2007, challenging the Order and appealing it to the Director of the MMS.

In July 2008, the parties reached a settlement in principle of the March 2007 and August 2007 Orders to Report and Pay, subject to final approval by the MMS and the Department of the Interior. On September 8, 2010, the United States Department of the Interior, Bureau of Ocean Energy Management, Regulation, and Enforcement (formerly known as the MMS) approved the settlement, which is now final.

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to Kinder Morgan CO2. The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome unit for tax years 2005, 2006, and 2007. The total amount of tax assessed was $5.7 million, plus interest of $1.0 million, plus penalties of $1.7 million. Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest. Kinder Morgan CO2 is now awaiting the Colorado Department of Revenue’s response to the protest.

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value. Kinder Morgan CO2 paid the retroactive tax bills under protest and will file petitions for refunds of the taxes paid under protest and will vigorously contest Montezuma County’s position.

Other

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome and Bravo Dome units are currently ongoing.  These audits and inquiries involve federal agencies, the states of Colorado and New Mexico, and county taxing authorities in the state of Colorado.

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude by the end of the first quarter of 2011.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations.  In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR.  SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision.  In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards in determining when relocations are necessary and in completing relocations.  Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position and results of operations.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal Sparrows Point, LLC and located in Sparrows Point, Maryland collapsed while being operated by KMBT.  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, cause no. WMN 09CV1668.  Severstal alleges that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  Severstal seeks unspecified damages for value of the crane and lost profits.  KMBT denies each of Severstal’s allegations.

JR Nicholls Tug Incident

On February 10, 2010, the JR Nicholls, a tugboat operated by one of KMP’s subsidiaries overturned and sank in the Houston Ship Channel.   Five employees were on board and four were rescued, treated and released from a local hospital.  The fifth employee died in the incident.  The U.S. Coast Guard shut down a section of the ship channel for approximately 60 hours.  Approximately 2,200 gallons of diesel fuel was released from the tugboat.  Emergency response crews deployed booms and contained the product, which is substantially cleaned up.  Salvage operations were commenced and the tugboat has been recovered.  A full investigation of the incident is underway.  Our subsidiary, J.R. Nicholls LLC filed a limitations action entitled In the Matter of the Complaint of J.R. Nicholls LLC as Owner of the M/V J.R. NICHOLLS For Exoneration From or Limitation of Liability, CA No. 4:10-CV-00449, U.S. District Court, S.D. Tex.  To date, three surviving crew members have filed claims in that action for personal injuries and emotional distress. On September 15, 2010, KMP’s subsidiary KM Ship Channel Services LLC, agreed to pay a civil penalty of $7,500 to the U.S. Coast Guard for the unintentional discharge of diesel fuel which occurred when the vessel sank.

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against KMP and its subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as Kinder Morgan, asserting claims for breach of contract.  Kinder Morgan performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration is being administered by the American Arbitration Association in Dallas, Texas.  Premcor alleges that Kinder Morgan breached its contract with Premcor by failing to name Premcor as an additional insured, and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC and Premcor are affiliated companies.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at a refinery owned by Premcor.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor is seeking to hold Kinder Morgan liable for the award.  Premcor’s claim against Kinder Morgan is based in part upon Premcor’s allegation that Kinder Morgan is responsible to the extent of Kinder Morgan’s alleged proportionate fault in causing the pit wall collapse.  Kinder Morgan denies and is vigorously defending against all claims asserted by Premcor.  The final arbitration hearing is scheduled to begin on August 29, 2011.

Employee Matters

James Lugliani vs. Kinder Morgan G.P., Inc. et al. in the Superior Court of California, Orange County

James Lugliani, a former Kinder Morgan employee, filed suit in January 2010 against various Kinder Morgan affiliates.  On behalf of himself and other similarly situated current and former employees, Mr. Lugliani claims that the Kinder Morgan defendants have violated the wage and hour provisions of the California Labor Code and Business & Professions Code by failing to provide meal and rest periods; failing to pay meal and rest period premiums; failing to pay all overtime wages due; failing to timely pay wages; failing to pay wages for vacation, holidays and other paid time off; and failing to keep proper payroll records.  KMP intends to vigorously defend the case.

Pipeline Integrity and Releases

From time to time, despite our best efforts, our pipelines experience leaks and ruptures.  These leaks and ruptures may cause explosions, fire and damage to the environment, damage to property and/or personal injury or death.  In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines.  Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Pasadena Terminal Fire

On September 23, 2008, a fire occurred in the pit 3 manifold area of our Pasadena, Texas liquids terminal facility. On January 8, 2010, a civil lawsuit was filed on behalf of the People of Texas and the TCEQ for alleged violations of the Texas Clean Air Act. The lawsuit was filed in the 53rd Judicial District Court, Travis County, Texas and is entitled State of Texas v. Kinder Morgan Liquids Terminals, case no. D1GV10000017. Specifically, the TCEQ alleges that KMLT had an unauthorized emission event relating to the pit 3 fire at the Pasadena terminal in September 2008. KMP reached an agreement with the TCEQ to settle this matter for $40,000 plus $4,000 in attorneys’ fees to be paid to the State of Texas.   The settlement was finalized and entered in court on December 20, 2010.

Charlotte, North Carolina

On January 17, 2010, KMP’s subsidiary Kinder Morgan Southeast Terminal LLC’s Charlotte #2 Terminal experienced an issue with a pollution control device known as the Vapor Recovery Unit, which led to a fire and release of gasoline from the facility to adjacent property and a small creek.  There were no injuries. KMP is cooperating fully with state and federal agencies on the response and remediation.

Barstow, California

The United States Department of the Navy has alleged that historic releases of methyl tertiary-butyl ether, or MTBE from Calnev’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system. Although Calnev believes that it has meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA) Removal Action to reimburse the Navy for $0.5 million in past response actions.

Westridge Release, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, KMP initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board (Canada), and the National Transportation Safety Board (Canada). Cleanup and environmental remediation is complete and KMP has received a British Columbia Ministry of Environment Certificate of Compliance confirming complete remediation.

The National Transportation Safety Board released its investigation report on the incident on March 18, 2009. The report confirmed that an absence of pipeline location marking in advance of excavation and inadequate communication between the contractor and KMP’s subsidiary Kinder Morgan Canada Inc., the operator of the line, were the primary causes of the accident. No directives, penalties or actions of Kinder Morgan Canada Inc. were required as a result of the report.

Kinder Morgan Canada, Inc. commenced a lawsuit against the parties it believes were responsible for the third party strike, and a number of other parties have commenced related actions.  The parties are currently involved in structured mediation.

On July, 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans Mountain L.P. The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act. A trial has been scheduled to commence in October of 2011. KMP is of the view that the charges have been improperly laid against it, and it intends to vigorously defend against them.

Rockies Express Pipeline LLC Indiana Construction Incident

In April 2009, Randy Gardner, an employee of Sheehan Pipeline Construction Company (a third-party contractor to Rockies Express and referred to in this note as Sheehan Construction) was fatally injured during construction activities

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

being conducted under the supervision and control of Sheehan Construction. The cause of the incident was investigated by Indiana OSHA, which issued a citation to Sheehan Construction. Rockies Express was not cited in connection with the incident.

In August 2010, the estate of Mr. Gardner filed a wrongful death action against Rockies Express and several other parties in the Superior Court of Marion County, Indiana, at case number 49D111008CT036870. The plaintiff alleges that the defendants were negligent in allegedly failing to provide a safe worksite, and seeks unspecified compensatory damages. Rockies Express denies that it was in any way negligent or otherwise responsible for this incident, and intends to assert contractual claims for complete indemnification for any and all costs arising from this incident, including any costs related to this lawsuit, against third parties and their insurers.

Litigation Relating to the “Going Private” Transaction

Beginning on May 29, 2006, the day after the proposal for the Going Private Transaction was announced, and in the days following, eight putative Class Action lawsuits were filed in Harris County (Houston), Texas and seven putative Class Action lawsuits were filed in Shawnee County (Topeka), Kansas against, among others, Kinder Morgan, Inc., its Board of Directors, the Special Committee of the Board of Directors, and several corporate officers.

The eight Harris County cases were consolidated into the Crescente v. Kinder Morgan, Inc. et al case, Cause No. 2006-33011, in the 164th Judicial District Court, Harris County, Texas. The seven Kansas cases were consolidated into the Consol. Case No. 06 C 801; In Re Kinder Morgan, Inc. Shareholder Litigation; in the District Court of Shawnee County, Kansas, Division 12. The Consolidated Petitions filed by the plaintiffs challenged the proposed transaction as inadequate and unfair to Kinder Morgan, Inc.’s public stockholders. They alleged that Kinder Morgan, Inc.’s Board of Directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They sought, among other things, to enjoin the merger, rescission of the merger agreement, disgorgement of any improper profits received by the defendants, and attorneys’ fees. Defendants answered the Consolidated Petitions, denying the plaintiffs’ substantive allegations and denying that the plaintiffs are entitled to relief.

In August, September and October 2008, the Plaintiffs in both consolidated cases voluntarily dismissed without prejudice the claims against those Kinder Morgan, Inc. directors who did not participate in the buyout (including the dismissal of the members of the special committee of the board of directors), Kinder Morgan, Inc. and Knight Acquisition, Inc. In addition, on November 19, 2008, by agreement of the parties, the Texas trial court issued an order staying all proceedings in the Texas actions until such time as a final judgment shall be issued in the Kansas actions. The effect of this stay is that the consolidated matters will proceed only in the Kansas trial court.

On September 8, 2010, the parties entered into a $200 million settlement agreement to resolve the consolidated class action cases that were pending before the Kansas trial court.  On November 19, 2010, the settlement was approved by the Kansas trial court and in December 2010 the $200 million settlement amount was paid into an escrow account that is subject to the jurisdiction of the court. For the year ended December 31, 2010, we recognized a $200 million, pre-tax charge in the caption “General and administrative expense” in our accompanying consolidated statement of income.

On December 2, 2010 a Notice of Appeal of the Kansas trial court’s approval of the settlement was filed by Ernest Browne, Jr., a former owner of 185 shares of Kinder Morgan Kansas, Inc., in the Court of Appeals for the State of Kansas at Case No. 11-105562-A.  Browne filed an amended Notice of Appeal on January 7, 2011.  Browne had previously filed an objection in the Kansas trial court to the amount of attorneys’ fees sought by the plaintiffs’ class counsel in the underlying settlement, which objection was stricken as late-filed.  It appears that Browne’s appeal is related to the issues of whether his late-filed objection regarding attorneys’ fees was properly stricken, and whether the Kansas trial court’s award of attorneys’ fees to plaintiffs’ class counsel was reasonable and proper.  We do not expect the appeal to impact the effectiveness of the underlying settlement.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or dividends to shareholders. As of December 31, 2010

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

and 2009, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $169.8 million and $220.9 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. The reserve included increases in 2010 for a $172.0 million increase in expense associated with various rate case liability adjustments that increased KMP’s overall rate case liability and a $200.0 million increase in expense associated with the Going Private Transaction litigation that increased our legal reserve. The reserve included decreases for 2010 payments of $206.3 million associated with the various rate cases discussed preceding and the $200.0 million Going Private Transaction litigation settlement payment in December 2010. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remained stayed through the end of 2010.  A hearing was held on December 13, 2010 to hear the City’s motion to remove the litigation stay.  At the hearing, the judge denied the motion to lift the stay without prejudice. A full litigation stay is in effect until the next case management conference set for June 13, 2011. During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup and are now starting a sampling and testing program at the site. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state agency.

Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million.  No trial date has yet been set.

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.

On April 23, 2003, Exxon Mobil Corporation filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC. The terminal is now owned by Plains Products, and it too is a party to the lawsuit.

The complaint seeks any and all damages related to remediating all environmental contamination at the terminal, and, according to the New Jersey Spill Compensation and Control Act, treble damages may be available for actual dollars incorrectly spent by the successful party in the lawsuit. The parties engaged in court ordered mediation in 2008 through 2009, which did not result in settlement. The trial judge has issued a Case Management Order and the parties are actively engaged in discovery.

On June 25, 2007, the New Jersey Department of Environmental Protection, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil Corporation and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro terminal.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and KMLT filed third party complaints against Support Terminals/Plains seeking to bring Support Terminals/Plains into the case.  Support Terminals/Plains filed motions to dismiss the third party complaints, which were denied.  Support Terminals/Plains is now joined in the case, and it filed an Answer denying all claims.  The court has consolidated the two cases.  All private parties and the state participated in two mediation conferences in 2010.

In December, 2010, KMLT and Plains Products entered into an agreement in principle with the New Jersey Department of Environmental Protection for settlement of the state’s alleged natural resource damages claim. Currently, a Consent Judgment is being finalized subject to public notice and comment and court approval. The tentative natural resource damage settlement includes a monetary award of $1.1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement.  We anticipate a final Consent Judgment during second quarter 2011. The settlement with the state does not resolve the original complaint brought by Exxon Mobil. There is no trial date set.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMP and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and MTBE impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, KMP removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB. The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property.  Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased their claim for damages to approximately $365 million.

According to the Court’s most recent Case Management Order of January 6, 2011, the parties must complete all fact discovery by June 24, 2011 and all expert witness discovery by August 29, 2011. A mandatory settlement conference is set for July 6, 2011 and the trial is now set for March 13, 2012. KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. KMP continues to be in compliance with this agency order as it conducts an extensive remediation effort at the City’s stadium property site.

Kinder Morgan, EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan, Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express Pipeline LLC, received a Clean Air Act Section 114 information request from the U.S. Environmental Protection Agency, Region V. This information request requires that the three affiliated companies provide the EPA with air permit and various other information related to their natural gas pipeline compressor station operations in Illinois, Indiana, and Ohio. The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

Other Environmental

We are subject to environmental cleanup and enforcement actions from time to time. In particular, the CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we negotiate and settle these matters. We do not believe that these alleged violations will have a material adverse effect on our business.

We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs. We have established a reserve to address the costs associated with the cleanup.

In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and carbon dioxide. See “—Pipeline Integrity and Releases” above for additional information with respect to ruptures and leaks from our pipelines.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of December 31, 2010, we have accrued an environmental reserve of $79.8 million, and we believe the establishment of this environmental reserve is adequate such that the resolution of pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. In addition, as of December 31, 2010, we have recorded a receivable of $8.6 million for expected cost recoveries that have been deemed probable. As of December 31, 2009, our environmental reserve totaled $86.3 million and our estimated receivable for environmental cost recoveries totaled $4.3 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

17.  Regulatory Matters

The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the FERC, under the Interstate Commerce Act.  The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory.  Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index.  FERC Order No. 561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995.  For each of the years ended December 31, 2010, 2009 and 2008, the application of the indexing methodology did not significantly affect tariff rates on our interstate petroleum products pipelines.

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during 2010.

Natural Gas Pipeline Expansion Filings

Rockies Express Pipeline LLC Meeker to Cheyenne Expansion Project

Pursuant to certain rights exercised by EnCana Gas Marketing USA as a result of its foundation shipper status on the former Entrega Gas Pipeline LLC facilities (now part of the Rockies Express Pipeline), Rockies Express Pipeline LLC requested authorization to construct and operate certain facilities that will comprise its Meeker, Colorado to Cheyenne Hub expansion project.  The proposed expansion would add natural gas compression at its Big Hole compressor station located in Moffat County, Colorado, and its Arlington compressor station located in Carbon County, Wyoming.  Furthermore, the additional compression would permit the transportation of an additional 200 million cubic feet per day of natural gas from (i) the Meeker Hub located in Rio Blanco County, Colorado northward to the Wamsutter Hub located in Sweetwater County, Wyoming and (ii) the Wamsutter Hub eastward to the Cheyenne Hub located in Weld County, Colorado.

By FERC order issued July 16, 2009, Rockies Express Pipeline LLC was granted authorization to construct and operate this project, and it commenced construction on August 4, 2009.  The additional compression at the Big Hole compressor station was made available as of December 9, 2009, and the additional compression at the Arlington compressor station was made available as of October 5, 2010.  The expansion is fully contracted.  The total FERC authorized cost for the proposed project was approximately $78 million; however, total costs for the project were approximately $50.5 million.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Interstate Gas Transmission Pipeline - Huntsman 2009 Expansion Project

KMIGT filed an application with the FERC for authorization to construct and operate certain storage facilities necessary to increase the storage capability of the existing Huntsman Storage Facility, located near Sidney, Nebraska.  KMIGT also requested approval of new incremental rates for the project facilities under its currently effective Cheyenne Market Center Service Rate Schedule CMC-2.  By FERC order issued September 30, 2009, KMIGT was granted authorization to construct and operate the project, and construction of the project commenced on October 12, 2009.  KMIGT received FERC approval to commence service on the expanded storage project effective February 1, 2010, and KMIGT placed all remaining facilities into service on August 13, 2010.  Total costs for the project were approximately $10.1 million, significantly under the original budget.

Kinder Morgan Interstate Gas Transmission Pipeline – Franklin to Hastings Expansion Project

KMIGT has filed a prior notice request to expand and replace certain mainline pipeline facilities to create up to 10,000 dekatherms per day of firm transportation capacity to serve an ethanol plant located near Aurora, Nebraska.  The estimated cost of the proposed facilities is $18.6 million.  On September 24, 2010 Seminole Energy Services, LLC filed a protest to the construction of this project, and the protest was subsequently denied by the FERC in an order issued October 15, 2010.  KMIGT is proceeding with the construction of this project which is expected to be completed in early spring 2011.

Fayetteville Express Pipeline LLC – Docket No.CP09-433-000

In January 2011, construction was fully completed on the previously announced Fayetteville Express Pipeline project.  The Fayetteville Express Pipeline is owned by Fayetteville Express Pipeline LLC, a 50/50 joint venture between KMP and Energy Transfer Partners, L.P.  The Fayetteville Express Pipeline is a 187-mile, 42-inch diameter natural gas pipeline that begins in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnection with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The pipeline will have an initial capacity of two billion cubic feet per day, and has currently secured binding commitments for approximately ten years totaling 1.85 billion cubic feet per day of capacity.

On December 17, 2009, the FERC approved the pipeline’s certificate application authorizing pipeline construction, and initial construction on the project began in January 2010.  The pipeline began interim transportation service on October 12, 2010, and began firm contract transportation for all shippers on January 1, 2011.  KMP’s current estimate of total construction costs on the project is slightly less than $1.0 billion (versus the original budget of $1.3 billion).

Products Pipelines and Natural Gas Pipelines Regulatory Proceedings

For information on our pipeline regulatory proceedings, see Note 16 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings” and “—California Public Utilities Commission Proceedings.”

18.  Recent Accounting Pronouncements

Accounting Standards Updates

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, “Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU No. 2009-16 amended the Codification’s “Transfers and Servicing” Topic to include the provisions included within the FASB’s previous Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140,” issued June 12, 2009.  ASU No. 2009-17 amended the Codification’s “Consolidations” Topic to include the provisions included within the FASB’s previous SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” also issued June 12, 2009.  These two Updates changed the way entities must account for securitizations and special-purpose entities.  ASU No. 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  ASU No. 2009-17 changes how a company determines whether an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.

For us, both ASUs were effective January 1, 2010; however, the adoption of these ASUs did not have a material impact on our consolidated financial statements.  The principal impact of ASU No. 2009-17 is that, effective January 1, 2010 we no longer consolidate Triton Power Company LLC in our consolidated financial statements.  There is no impact

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

to “Net Income Attributable to Kinder Morgan, Inc.” relating to the exclusion of Triton Power Company LLC, however, we have shown the excluded Triton Power Company LLC’s (i) $17.5 million cash and cash equivalent balance at December 31, 2009 as a “Deconsolidation of variable interest entity due to the implementation of ASU 2009-17” in our accompanying consolidated statement of cash flows for the year ended December 31, 2010 and (ii) $45.9 million noncontrolling interest balance at December 31, 2009 as a reduction to our noncontrolling interests in our accompanying consolidated statements of members’ equity for the year ended December 31, 2010.  In addition, as a result of the implementation of ASU 2009-17, effective January 1, 2010, we (i) include the transactions and balances of our business trusts, K N Capital Trust I and K N Capital Trust III, in our consolidated financial statements and (ii) no longer include our Junior Subordinated Deferrable Interest Debentures issued to the Capital Trusts.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements.”  This ASU requires both the gross presentation of activity within the Level 3 fair value measurement roll forward and the details of transfers in and out of Levels 1 and 2 fair value measurements.  It also clarifies certain disclosure requirements on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques.  For us, this ASU was effective January 1, 2010 (except for the Level 3 roll forward which was effective for us January 1, 2011); however, because this ASU pertains to disclosure requirements only, the adoption of this ASU did not have a material impact on our consolidated financial statements. Furthermore, during each of the years ended December 31, 2010 and 2009, we made no transfers in and out of Level 1, Level 2 or Level 3 of the fair value hierarchy.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU No. 2010-20 requires companies that hold financing receivables, which include loans, lease receivables, and the other long-term receivables to provide more information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  On December 31, 2010, we adopted all amendments that require disclosures as of the end of a reporting period, and on January 1, 2011, we adopted all amendments that require disclosures about activity that occurs during a reporting period (the remainder of this ASU).  The adoption of this ASU did not have a material impact on our consolidated financial statements.

19.  Quarterly Financial Data (Unaudited)

	Operating Revenues	Operating Income	Net Income (Loss)
	(In millions)
2010
First Quarter(a)	$2,157.6	$244.4	$(179.9)
Second Quarter	1,990.9	405.4	260.3
Third Quarter(b)	2,088.2	181.1	52.6
Fourth Quarter	1,953.9	449.8	166.6
2009
First Quarter	$1,828.9	$309.9	$144.9
Second Quarter	1,693.3	346.7	209.1
Third Quarter	1,712.3	391.2	229.4
Fourth Quarter	1,950.7	359.4	189.7
____________

(a)	First quarter 2010 includes a $158.0 million increase in expense associated with rate case liability adjustments and a $430.0 million impairment on our investment in NGPL.
(b)	Third quarter 2010 includes $200.0 million in expense associated with the Going Private Transaction litigation settlement.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

20.  Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Operating Statistics

Operating statistics from KMP’s oil and gas producing activities for each of the years 2010, 2009 and 2008 are shown in the following table:

Results of Operations for Oil and Gas Producing Activities – Unit Prices and Costs

	Year Ended December 31,
	2010	2009	2008
Consolidated Companies(a)
Production costs per barrel of oil equivalent(b)(c)(d)	$12.58	$11.44	$15.70
Crude oil production (MBbl/d)	35.5	37.4	36.2
SACROC crude oil production (MBbl/d)	24.3	25.1	23.3
Yates crude oil production (MBbl/d)	10.7	11.8	12.3

Natural gas liquids production (MBbl/d)(d)	5.8	5.4	4.8
Natural gas liquids production from gas plants(MBbl/d)(e)	4.2	4.0	3.5
Total natural gas liquids production(MBbl/d)	10.0	9.4	8.3
SACROC natural gas liquids production (MBbl/d)(d)	5.5	5.3	4.6
Yates natural gas liquids production (MBbl/d)(d)	0.2	0.1	0.2

Natural gas production (MMcf/d)(d)(f)	1.4	0.9	1.4
Natural gas production from gas plants(MMcf/d)(e)(f)	1.9	0.7	0.2
Total natural gas production(MMcf/d)(f)	3.3	1.6	1.6
Yates natural gas production (MMcf/d)(d)(f)	1.3	0.8	1.3

Average sales prices including hedge gains/losses:
Crude oil price per Bbl(g)	$59.96	$49.55	$49.42
Natural gas liquids price per Bbl(g)	$50.34	$37.70	$63.48
Natural gas price per Mcf(h)	$4.08	$3.45	$7.73
Total natural gas liquids price per Bbl(e)	$51.03	$37.96	$63.00
Total natural gas price per Mcf(e)	$4.10	$3.53	$7.63
Average sales prices excluding hedge gains/losses:
Crude oil price per Bbl(g)	$76.93	$59.03	$97.70
Natural gas liquids price per Bbl(g)	$50.34	$37.70	$63.48
Natural gas price per Mcf(h)	$4.08	$3.45	$7.73
____________
(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)
Computed using production costs, excluding transportation costs, as defined by the SEC.  Natural gas volumes were converted to barrels of oil equivalent using a conversion factor of six mcf of natural gas to one barrel of oil.

(c)	Production costs include labor, repairs and maintenance, materials, supplies, fuel and power, and general and administrative expenses directly related to oil and gas producing activities.
(d)	Includes only production attributable to leasehold ownership.
(e)	Includes production attributable to KMP’s ownership in processing plants and third party processing agreements.
(f)	Excludes natural gas production used as fuel.
(g)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(h)	Natural gas sales were not hedged.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following three tables provide supplemental information on oil and gas producing activities, including (i) capitalized costs related to oil and gas producing activities; (ii) costs incurred for the acquisition of oil and gas producing properties and for exploration and development activities and (iii) the results of operations from oil and gas producing activities.

Capitalized costs consisted of the following (in millions):

Capitalized Costs Related to Oil and Gas Producing Activities

	As of December 31,
	2010	2009	2008
Consolidated Companies(a)
Wells and equipment, facilities and other	$3,158.8	$2,920.7	$2,595.4
Leasehold	433.1	433.5	429.8
Total proved oil and gas properties	3,591.9	3,354.2	3,025.2
Unproved property(b)	88.3	10.2	-
Accumulated depreciation and depletion	(2,235.4)	(1,764.0)	(1,155.6)
Net capitalized costs	$1,444.8	$1,600.4	$1,869.6
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. Includes capitalized asset retirement costs and associated accumulated depreciation.
(b)	The unproved amounts consist of capitalized costs related to the Katz Strawn Unit, which is in the initial stages of the carbon dioxide floding operation.

For each of the years 2010, 2009 and 2008, KMP’s costs incurred for property acquisition, exploration and development were as follows (in millions):

Costs Incurred in Exploration, Property Acquisitions and Development

	Year Ended December 31,
	2010	2009	2008
Consolidated Companies(a)
Property acquisition – proved oil and gas properties	$-	$5.3	$-
Development	326.0	330.3	495.2
____________

(a)
Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.  During 2010, KMP spent $78.2 million on unproved properties development costs related to the Katz Strawn Unit, which is in the initial stages of the carbon dioxide flooding operation.  No exploration costs were incurred for the periods reported.

KMP’s results of operations from oil and gas producing activities for each of the years 2010, 2009 and 2008 are shown in the following table (in millions):

Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2010	2009	2008
Consolidated Companies(a)
Revenues(b)	$903.2	$767.0	$785.5
Expenses:
Production costs(c)	229.5	188.8	308.4
Other operating expenses(d)	62.7	53.3	99.0
Depreciation, depletion and amortization expenses	406.3	441.4	342.2
Total expenses	698.5	683.5	749.6
Results of operations for oil and gas producing activities	$204.7	$83.5	$35.9
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(b)	Revenues include losses attributable to KMP’s hedging contracts of $219.9 million, $129.5 million and $693.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(c)
The decrease in operating expenses in 2009 compared to 2008 was primarily due to (i) lower prices charged by the industry’s material and service providers (for items such as outside services, maintenance, and well workover services), which impacted rig costs, other materials and services, and capital and exploratory costs; (ii) lower fuel and utility rates and (iii) the successful renewal of lower priced service and supply contracts negotiated since the end of 2008.

(d)	Consists primarily of carbon dioxide expense.

Supplemental information is also provided for the following three items (i) estimated quantities of proved oil and gas reserves; (ii) the standardized measure of discounted future net cash flows associated with proved oil and gas reserves; and (iii) a summary of the changes in the standardized measure of discounted future net cash flows associated with proved oil and gas reserves.

The technical persons responsible for preparing the reserves estimates presented in this Note meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the standards pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.  They are independent petroleum engineers, geologists, geophysicists, and petrophysicists; they do not own an interest in KMP’s oil and gas properties; and we do not employ them on a contingent basis. Our employee who is primarily responsible for overseeing Netherland, Sewell and Associate, Inc.’s preparation of the reserves estimates is a registered Professional Engineer in the states of Texas and Kansas with a Doctorate of Engineering from the University of  Kansas.  He is a member of the Society of Petroleum Engineers and has over 25 years of professional engineering experience.

We believe the geologic and engineering data examined provides reasonable assurance that the proved reserves are recoverable in future years from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves are subject to change, either positively or negatively, as additional information becomes available and contractual and economic conditions change.

Furthermore, our management is responsible for establishing and maintaining adequate internal control over financial reporting, which includes the estimation of our oil and gas reserves.  We maintain internal controls and guidance to ensure the reliability of our crude oil, natural gas liquids and natural gas reserves estimations, as follows:

▪	no employee’s compensation is tied to the amount of recorded reserves;

▪
we follow comprehensive SEC compliant internal policies to determine and report proved reserves, and its reserve estimates are made by experienced oil and gas reservoir engineers or under their direct supervision;

▪
we review our reported proved reserves at each year-end, and at each year-end, the CO2—KMP business segment managers and the Vice President (President, CO2—KMP) reviews all significant reserves changes and all new proved developed and undeveloped reserves additions; and

▪	the CO2—KMP business segment reports independently of our other six remaining reportable business segments.

For more information on our controls and procedures, see Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Proved oil and gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, current prices and costs calculated as of the date the estimate is made.  Beginning in 2009, pricing is applied based upon the twelve month unweighted arithmetic average of the first day of the month price for the year.  For prior years, pricing was based on the price as of year end.  Future development and production costs are determined based upon actual cost at year-end.  Proved developed reserves are the quantities of crude oil, natural gas liquids and natural gas expected to be recovered through existing investments in wells and field infrastructure under current operating conditions.  Proved undeveloped reserves require additional investments in wells and related infrastructure in order to recover the production.

As of December 31, 2008, KMP had 53.4 million barrels of crude oil and 4.3 million barrels of natural gas liquids classified as proved developed reserves.  Also as of year end 2008, KMP had 25.2 million barrels of crude oil and 2.6 million barrels of natural gas liquids classified as proved undeveloped reserves.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

During 2009 production from the fields totaled 13.7 million barrels of oil and 2.0 million barrels of natural gas liquids.  In addition, KMP incurred $330.3 million in capital costs which resulted in the development of 7.4 million barrels of oil and 0.4 million barrels of natural gas liquids and their transfer from the proved undeveloped category.  These reclassifications reflect the transfer of 29.2% of crude oil and 13.7% of natural gas liquids from the proved undeveloped reserves reported as of December 31, 2008 to the proved developed classification of reserves reported as of December 31, 2009.

Also during 2009, previous estimates of proved undeveloped reserves were revised upwards by 15.9 million barrels of crude oil and 1.1 million barrels of natural gas liquids.  These revisions were due primarily to utilizing a higher prescribed oil price basis for year end 2009 ($57.65 per barrel) than year end 2008 ($41.00 per barrel).  The higher oil price basis resulted in 75 patterns being added to KMP’s  SACROC carbon dioxide flood project; also, the SACROC carbon dioxide flood project life was extended from 2014 to 2018.  These revisions to our previous estimates, as well as the transfer of proved undeveloped reserves to the proved developed category, as discussed above, resulted in the percentage of proved undeveloped reserves increasing from 32.4% at year end 2008 to 42.6% at year end 2009.

After giving effect to production, revisions to previous estimates and minor purchases of reserves in place, during 2009 total proved reserves of crude oil increased by 2.2 million barrels and total proved reserves of natural gas liquids decreased by 0.9 million barrels.  As of December 31, 2009, KMP had 47.0 million barrels of crude oil and 2.7 million barrels of natural gas liquids classified as proved developed reserves.  Also as of year end 2009, KMP had 33.8 million barrels of crude oil and 3.2 million barrels of natural gas liquids classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2009 were 80.8 million barrels of oil and 5.9 million barrels of natural gas liquids.

During 2010, production from the fields totaled 13.0 million barrels of crude oil and 2.1 million barrels of natural gas liquids.  In addition, KMP incurred $248.0 million in capital costs which resulted in the development of 10.0 million barrels of crude oil and 1.3 million barrels of natural gas liquids and their transfer from the proved undeveloped category to the proved developed category.  These reclassifications reflect the transfer of 29.6% of crude oil and 39.9% of natural gas liquids from the proved undeveloped reserves reported as of December 31, 2009 to the proved developed classification of reserves reported as of December 31, 2010.

Also during 2010, previous estimates of proved developed reserves were revised upwards by 12.3 million barrels of crude oil and 0.4 million barrels of natural gas liquids and proved undeveloped reserves were revised upward by 4.0 million barrels of crude oil and 0.7 million barrels of natural gas liquids.  Almost 90 percent of the revisions were associated with our third party oil and gas consultants revising the methodology used to estimate reserves for KMP’s Yates Field Unit in order to take greater account of the reservoir mechanisms associated with carbon dioxide injection, for which there are now seven years of history.  The revised methodology used to forecast the Yates Field Unit future performance utilizes a volume balance based on a correlation of historical production to observed oil saturations and reservoir volume factors during the life of the Yates Field with emphasis on the period from 1996 through 2010. A portion of these revisions is attributed to utilizing a higher prescribed oil price basis to calculate reserves ($75.96 per barrel for year end 2010 versus $57.65 per barrel for year end 2009).

These revisions to the previous estimates, as well as the transfer of proved undeveloped reservers to the proved developed category as discussed above, resulted in the percentage of proved undeveloped reserves decreasing from 42.6% at year end 2009 to 33.9% at year end 2010.  After giving effect to production and revisions to previous estimates during 2010, total proved reserves of crude oil increased by 3.3 million barrels and total proved reserves of natural gas liquids decreased by 1.1 million barrels.

As of December 31, 2010 we had 56.4 million barrels of crude oil and 2.2 million barrels of natural gas liquids classified as proved developed reserves.  Also, as of year end 2010, we had 27.8 million barrels of crude oil and 2.6 million barrels of natural gas liquids classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2010 were 84.2 million barrels of crude oil and 4.9 million barrels of natural gas liquids. We currently expect that the proved undeveloped reserves reported  as of December 31, 2010 will be developed within the next five years.

During 2010, we filed estimates of KMP’s oil and gas reserves for the year 2009 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23.  The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from KMP’s operated properties only, regardless of its net interest.  The difference between the oil and gas reserves reported on Form EIA-23 and those reported in this Note exceeds 5%.

The following Reserve Quantity Information table discloses estimates, as of December 31, 2010, of proved crude oil, natural gas liquids and natural gas reserves, prepared by Netherland, Sewell and Associates, Inc. (independent oil and gas

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

consultants), of Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries’ interests in oil and gas properties, all of which are located in the state of Texas.  This data has been prepared using current prices and costs, as discussed above, and the estimates of reserves and future revenues in this Note conform to the guidelines of the U.S. Securities and Exchange Commission (SEC).

Reserve Quantity Information

	Consolidated Companies(a)
	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(b)
Proved developed and undeveloped reserves:
As of December 31, 2007	121,355	11,112	1,078
Revisions of previous estimates(c)	(29,536)	(2,490)	695
Production	(13,240)	(1,762)	(499)
As of December 31, 2008	78,579	6,860	1,274
Revisions of previous estimates(d)	15,900	1,018	(293)
Production	(13,688)	(1,995)	(298)
Purchases of reserves in place	53	37	15
As of December 31, 2009	80,844	5,920	698
Revisions of previous estimates(e)	16,294	1,059	2,923
Production	(12,962)	(2,116)	(523)
As of December 31, 2010	84,176	4,863	3,098

Proved developed reserves:
As of December 31, 2008	53,346	4,308	1,274
As of December 31, 2009	47,058	2,665	698
As of December 31, 2010	56,423	2,221	3,098

Proved undeveloped reserves:
As of December 31, 2008	25,233	2,552	-
As of December 31, 2009	33,786	3,255	-
As of December 31, 2010	27,753	2,642	-
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees fahrenheit.
(c)	Predominantly due to lower product prices used to determine reserve volumes.
(d)	Predominantly due to higher product prices resulting in an expanded economic carbon dioxide project area.
(e)	Predominantly due to higher product prices used to determine reserve volumes and the change in methodology discussed above.

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance with the “Extractive Activities—Oil and Gas” Topic of the Codification.  The assumptions that underly the computation of the standardized measure of discounted cash flows, presented in the table below, may be summarized as follows:

▪	the standardized measure includes our estimate of proved crude oil, natural gas liquids and natural gas reserves and projected future production volumes based upon year-end economic conditions;

▪
for 2010 and 2009, pricing is applied based upon the 12 month unweighted arithmetic average of the first day of the month price for the year, and for 2008, was based upon the price as of the end of the year;

▪	future development and production costs are determined based upon actual cost at year-end;

▪	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

▪	a discount factor of 10% per year is applied annually to the future net cash flows.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The standardized measure of discounted future net cash flows from proved reserves were as follows (in millions):

Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2010	2009	2008
Consolidated Companies(a)
Future cash inflows from production	$6,665.8	$4,898.0	$3,498.0
Future production costs	(2,387.9)	(1,951.5)	(1,671.6)
Future development costs(b)	(1,433.7)	(1,179.7)	(910.3)
Undiscounted future net cash flows	2,844.2	1,766.8	916.1
10% annual discount	(946.6)	(503.5)	(257.7)
Standardized measure of discounted future net cash flows	$1,897.6	$1,263.3	$658.4
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Includes abandonment costs.

The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in millions):

Changes in the Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2010	2009	2008
Consolidated Companies(a)
Present value as of January 1	$1,263.3	$658.4	$4,078.4
Changes during the year:
Revenues less production and other costs(b)	(828.2)	(652.7)	(1,012.4)
Net changes in prices, production and other costs(b)	890.0	915.7	(3,076.9)
Development costs incurred	248.0	330.3	495.2
Net changes in future development costs	(296.6)	(445.4)	231.1
Purchases of reserves in place	-	-	-
Revisions of previous quantity estimates(c)	494.2	391.1	(417.1)
Accretion of discount	126.9	65.9	392.9
Timing differences and other	-	-	(32.8)
Net change for the year	634.3	604.9	(3,420.0)
Present value as of December 31	$1,897.6	$1,263.3	$658.4
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Excludes the effect of losses attributable to KMP’s hedging contracts of $219.9 million, $129.5 million and $639.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
(c)
2010 revisions were primarily due to higher product prices used to determine reserve volumes and the change in methodology discussed above.  2009 revisions were primarily due to higher product prices resulting in an expanded economic carbon dioxide project area.  2008 revisions were predominately due to lower product prices used to determine reserve volumes.

Kinder Morgan, Inc. Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. Registrant

By: /s/ KIMBERLY A. DANG
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)
Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial Officer	March 1, 2011
Kimberly A. Dang	(principal financial officer and principal
accounting officer)

/s/ RICHARD D. KINDER	Director, Chairman and Chief Executive Officer	March 1, 2011
Richard D. Kinder	(principal executive officer)

	Director	March 1, 2011
Henry Cornell

/s/ STEVEN J. KEAN	Director	March 1, 2011
Steven J. Kean

/s/ MICHAEL MILLER	Director	March 1, 2011
Michael Miller

/s/ MICHAEL C. MORGAN	Director	March 1, 2011
Michael C. Morgan

/s/ KENNETH A. PONTARELLI	Director	March 1, 2011
Kenneth A. Pontarelli

	Director	March 1, 2011
Fayez Sarofim

/s/ C. PARK SHAPER	Director	March 1, 2011
C. Park Shaper

	Director	March 1, 2011
John Stokes

/s/ R. BARAN TEKKORA	Director	March 1, 2011
R. Baran Tekkora

	Director	March 1, 2011
Glenn A. Youngkin

Representing a majority of the Board of Directors of Kinder Morgan, Inc.