Form 10-Q
period 2011-03-31
KINDER MORGAN, INC.
filed 2011-05-06
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

Commission file number: 001-35081
KINDER MORGAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	80-0682103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Dallas Street, Suite 1000, Houston, Texas 77002
(Address of principal executive offices)(zip code)
Registrant’s telephone number, including area code: 713-369-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☑

As of April 29, 2011, the registrant had the following number of shares of common stock outstanding:

Class A common stock	596,102,672
Class B common stock	100,000,000
Class C common stock	2,462,927
Class P common stock	110,897,328

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Natural gas sales	$806.0	$1,017.5
Services	784.4	738.5
Product sales and other	417.7	401.6
Total Revenues	2,008.1	2,157.6

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	815.7	1,016.6
Operations and maintenance	309.5	454.5
Depreciation, depletion and amortization	256.1	282.3
General and administrative	180.4	115.7
Taxes, other than income taxes	48.7	45.4
Other expense (income)	0.7	(1.3)
Total Operating Costs, Expenses and Other	1,611.1	1,913.2

Operating Income	397.0	244.4

Other Income (Expense)
Earnings (loss) from equity investments	68.4	(374.2)
Amortization of excess cost of equity investments	(1.5)	(1.4)
Interest expense	(174.1)	(156.2)
Interest income	5.4	5.6
Other, net	1.7	6.6
Total Other Income (Expense)	(100.1)	(519.6)

Income (Loss) from Continuing Operations Before Income Taxes	296.9	(275.2)

Income Tax (Expense) Benefit	(95.9)	95.5

Income (Loss) from Continuing Operations	201.0	(179.7)

Loss from Discontinued Operations, net of tax	-	(0.2)

Net Income (Loss)	201.0	(179.9)

Net (Income) Loss Attributable to Noncontrolling Interests	(46.0)	19.0

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$155.0	$(160.9)

Basic Earnings Per Common Share
Class P Shares	$0.12
Class A Shares	$0.12
Basic Weighted Average Number of Share Outstanding
Class P Shares	110.6
Class A Shares	596.4
Diluted Earnings Per Common Share
Class P Shares	$0.12
Class A Shares	$0.12
Diluted Weighted Average Number of Shares
Class P Shares	110.6
Class A Shares	596.4
Dividends Per Common Share Declared	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share and Per Share Amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents–Kinder Morgan Kansas, Inc.	$11.1	$373.3
Cash and cash equivalents–KMP	178.4	129.1
Restricted deposits	41.4	90.5
Accounts, notes and interest receivable, net	843.8	971.4
Inventories	93.0	92.0
Gas in underground storage	27.4	2.2
Fair value of derivative contracts	35.2	24.0
Other current assets	58.5	104.4
Total current assets	1,288.8	1,786.9

Property, plant and equipment, net	17,133.7	17,070.7
Investments	4,310.4	4,291.1
Notes receivable	117.9	115.0
Goodwill	4,826.8	4,830.9
Other intangibles, net	325.1	339.2
Fair value of derivative contracts	224.6	301.7
Deferred charges and other assets	179.2	172.6
Total Assets	$28,406.5	$28,908.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt–Kinder Morgan Kansas, Inc.	$368.0	$750.9
Current portion of debt–KMP	1,333.2	1,262.4
Cash book overdrafts	37.1	34.3
Accounts payable	601.1	647.5
Accrued interest	124.8	310.4
Accrued taxes	141.0	44.7
Deferred revenues	103.8	96.7
Fair value of derivative contracts	380.5	281.5
Accrued other current liabilities	307.5	215.7
Total current liabilities	3,397.0	3,644.1

Long-term liabilities and deferred credits
Long-term debt
Outstanding–Kinder Morgan Kansas, Inc.	2,777.7	2,779.2
Outstanding–KMP	10,415.6	10,277.4
Preferred interest in general partner of KMP	100.0	100.0
Value of interest rate swaps	573.5	656.3
Total long-term debt	13,866.8	13,812.9
Deferred income taxes	2,054.3	2,092.7
Fair value of derivative contracts	282.3	172.2
Other long-term liabilities and deferred credits	592.3	647.2
Total long-term liabilities and deferred credits	16,795.7	16,725.0

Total Liabilities	20,192.7	20,369.1

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 110,897,328 shares issued and outstanding	1.1	-
Class A shares, $0.01 par value, 707,000,000 shares authorized, 596,102,672 shares issued and outstanding	6.0	-
Class B shares, $0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	1.0	-
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,462,927 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	3,397.7	-
Retained earnings	84.4	-
Members’ capital (Note 5)	-	3,575.6
Accumulated other comprehensive loss	(192.0)	(136.5)
Total Kinder Morgan, Inc.’s stockholders’ equity	3,298.2	3,439.1
Noncontrolling interests	4,915.6	5,099.9
Total Stockholders’ Equity	8,213.8	8,539.0
Total Liabilities and Stockholders’ Equity	$28,406.5	$28,908.1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities
Net income (loss)	$201.0	$(179.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from discontinued operations, net of tax	-	0.2
Depreciation, depletion and amortization	256.1	282.3
Deferred income taxes	5.1	(156.6)
Amortization of excess cost of equity investments	1.5	1.4
Earnings (loss) from equity investments	(68.4)	374.2
Distributions from equity investments	64.8	49.8
Changes in components of working capital
Accounts receivable	99.4	53.3
Inventories	-	(7.5)
Other current assets	49.8	36.2
Accounts payable	(39.8)	(8.3)
Accrued interest	(185.6)	(167.8)
Accrued taxes	92.6	77.3
Accrued liabilities	77.4	(41.3)
Rate reparations, refunds and other litigation reserve adjustments	(63.0)	158.0
Other, net	(12.3)	(32.4)
Cash flows provided by continuing operations	478.6	438.9
Net cash flows used in discontinued operations	(0.1)	(0.2)
Net Cash Provided by Operating Activities	478.5	438.7

Cash Flows From Investing Activities
Acquisitions of assets and investments	(65.9)	(226.3)
Capital expenditures	(269.9)	(223.8)
Deconsolidation of variable interest entity	-	(17.5)
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	0.9	13.4
Net proceeds from margin and restricted deposits	46.7	18.0
Contributions to investments	(22.6)	(136.0)
Distributions from equity investments in excess of cumulative earnings	83.6	73.9
Net Cash Used in Investing Activities	(227.2)	(498.3)

Cash Flows From Financing Activities
Issuance of debt–Kinder Morgan Kansas, Inc.	802.1	232.5
Payment of debt–Kinder Morgan Kansas, Inc.	(1,187.1)	(290.9)
Issuance of debt–KMP	2,522.7	957.0
Payment of debt–KMP	(2,304.6)	(524.0)
Debt issue costs	(8.2)	(0.8)
Increase in cash book overdrafts	2.9	11.5
Cash dividends	(245.8)	(150.0)
Contributions from noncontrolling interests	81.2	-
Distributions to noncontrolling interests	(229.1)	(200.8)
Other, net	(0.8)	-
Net Cash (Used in) Provided by Financing Activities	(566.7)	34.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.5	(3.4)

Net decrease in Cash and Cash Equivalents	(312.9)	(28.5)
Cash and Cash Equivalents, beginning of period	502.4	165.6
Cash and Cash Equivalents, end of period	$189.5	$137.1

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$-	$10.5
Assets acquired by contributions from noncontrolling interests	$-	$81.7
Contribution of net assets to investments	$7.9	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$324.9	$286.9
Net cash paid during the period for income taxes	$1.3	$2.2

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  General

Organization

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and we changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc. Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., and is referred to in these financial statements for all periods as Kinder Morgan Kansas, Inc.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering.  Our common stock trades on the New York Stock Exchange under the symbol “KMI.” For additional information on the offering, see Note 5 “Stockholders’ Equity—Initial Public Offering.”

We own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to in this report as KMP.  KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.”  Primarily through KMP, we operate or own an interest in approximately 38,000 miles of pipelines and approximately 180 terminals.  These pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and these terminals store petroleum products, chemicals and handle bulk materials like coal and petroleum coke. Unless the context requires otherwise, references to “we,” “us,” “our,” or the “Company” are intended to mean Kinder Morgan, Inc. and our consolidated subsidiaries including Kinder Morgan Kansas, Inc.

Kinder Morgan Management, LLC, referred to in this report as “KMR,” is a publicly traded Delaware limited liability company. Kinder Morgan G.P., Inc., the general partner of KMP and a wholly owned subsidiary of ours, owns all of KMR’s voting shares. KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

On May 30, 2007, we acquired Kinder Morgan Kansas, Inc. through a wholly owned subsidiary.  See Note 2 of our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

In addition, our consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2010 Form 10-K.

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise. Canadian dollars are designated as C$. Our consolidated financial statements include our accounts of Kinder Morgan, Inc. and our majority-owned subsidiaries as well as those of KMP and KMR.  Investments in jointly owned operations in which we hold a 50% or less interest (other than KMP and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method. All significant intercompany transactions and balances have been eliminated.

Kinder Morgan, Inc. Form 10-Q

Notwithstanding the consolidation of KMP and its subsidiaries into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and/or its subsidiaries and vice versa, except as discussed in the following paragraph. Responsibility for payments of obligations reflected in our or KMP’s financial statements is a legal determination based on the entity that incurs the liability.

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $733.5 million of its debt. We would be obligated to perform under this indemnity only if KMP’s assets were unable to satisfy its obligations.

Earnings per Share

Earnings per share is calculated using the two-class method. For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities.  The Class A shares, Class B shares and Class C shares are owned by the investors as defined in Note 5 “Stockholders’ Equity.” The computation of earnings per share is calculated by first reducing income by dividends declared in the current period for each class of stock and by the contractual amount of dividends that must be paid for the current period. Then, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the extent that each security shares in earnings, which for the investor retained stock is in direct proportion to the maximum number of shares of common stock into which it can convert. The total earnings allocated to each class of stock is determined by adding together the amount allocated for dividends and the amount allocated for a participation feature.  For the basic per share computations, the total net income attributable to each class of common stock is divided by the weighted average shares of each class of common stock outstanding during the period.

For the diluted per share computations, total net income attributable to each class of common stock is divided by the adjusted weighted average shares outstanding during the period, including all dilutive potential shares. This includes the Class P shares into which the investor retained stock is convertible.  Thus, the number of Class P shares on a fully-converted basis is the same before and after any conversion of our investor retained stock. Each time one Class P share is issued upon conversion of investor retained stock, the number of Class P shares goes up by one, and the number of Class P shares into which the investor retained stock is convertible goes down by one. Accordingly, there is no difference between basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares does not impact the number of Class P shares on a fully-converted basis. As no securities are convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares are the same.

The following table sets forth the computation of basic and diluted earnings per share for the period from February 11, 2011 (the date of our initial public offering) through March 31, 2011 (in millions, except per share amounts):

Net income available to shareholders	$84.4

Numerator for basis and diluted earnings per share
Allocation of net income amongst share classes
Net income allocable to Class P shares	$13.2
Net income allocable to Class A shares	71.2
Net income allocable to Class B shares(a)	-
Net income allocable to Class C shares(a)	-
Net income available to shareholders	$84.4

Denominator
Basic and diluted weighted average number of shares(b)
Weighted average Class P shares outstanding	110.6
Weighted average Class A shares outstanding	596.4

Basic and diluted net income per share
Class P shares	$0.12
Class A shares	$0.12
____________
(a)
As of March 31, 2011 our Class B and C shares were not entitled to participate in our earnings, losses or distributions in accordance with terms of our shareholder agreement as necessary performance conditions have not been satisfied.  As a result, no earnings were allocated to the Class B and C shares in our determination of basic and diluted earnings per share.

(b)	The weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from February 11, 2011 to March 31, 2011.

Kinder Morgan, Inc. Form 10-Q

2.  Investments, Acquisitions, Joint Ventures and Divestitures

Investments

NGPL PipeCo LLC Investment Impairment Charge

On November 19, 2009, the Federal Energy Regulatory Commission (“FERC”) initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC, referred to as “NGPL.”  NGPL reached a settlement in principal with the FERC on April 22, 2010.  On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010.  The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provided that NGPL reduce its fuel and gas lost and unaccounted for, or “GL&U,” retention factors as of July 1, 2010.  The settlement further provided a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.

The events discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants. We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest. We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value. For the quarter ended March 31, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

Equity Method Investment Financial Information on NGPL PipeCo LLC.

	Three Months Ended March 31,
	2011	2010
	(In millions)
Revenues	$212.3	$235.6
Gross profit	$187.9	$208.2
Net income (loss)	$36.7	$(763.6)
Net income (loss) attributable to us (a)	$7.3	$(419.6)
_____________
(a) 2010 amount includes a non-cash investment impairment charge of $430.0 million as discussed above.

Acquisitions

Watco Companies, LLC

On January 3, 2011, KMP purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction. In connection with its purchase of these preferred shares, the most senior equity security of Watco, KMP entered into a limited liability company agreement with Watco that provides KMP certain priority and participating cash distribution and liquidation rights. Pursuant to the agreement, KMP receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and it participates partially in additional profit distributions at a rate equal to 0.5%. The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers. As of December 31, 2010, KMP placed its $50.0 million investment in a cash escrow account and this balance was included within “Restricted Deposits” on our accompanying consolidated balance sheet. As of March 31, 2011, KMP’s $50.0 million investment is included within “Investments” on our accompanying consolidated balance sheet. The acquired investment complemented KMP’s existing rail transload operations. KMP accounts for this investment under the equity method of accounting, and we include it in our Terminals–KMP business segment.

Kinder Morgan, Inc. Form 10-Q

Watco Companies, LLC is a privately owned, Pittsburg, Kansas based transportation company that was formed in 1983. It is the largest privately held short line railroad company in the United States, operating 22 short line railroads on approximately 3,500 miles of leased and owned track. It also operates transload/intermodal and mechanical services divisions. KMP’s investment provides capital to Watco for further expansion of specific projects, complements KMP’s existing terminal network, provides its customers more transportation services for many of the commodities that it currently handles, and offers it the opportunity to share in additional growth opportunities through new projects.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to all of the acquisitions we have made and all of the joint ventures we have entered into since January 1, 2010 as if they had occurred as of January 1, 2010 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Joint Ventures

Deeprock North, LLC

On February 17, 2011, KMP’s subsidiary Kinder Morgan Cushing LLC and Mecuria Energy Trading, Inc. entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma. On this date, KMP contributed $15.9 million for a 50% ownership interest in an existing crude oil tank farm that has storage capacity of one million barrels, and it expects to invest an additional $8.8 million for the construction of three new storage tanks that will provide incremental storage capacity of 750,000 barrels. The new tanks are expected to be in service by the end of the third quarter of 2011. The joint venture is named Deeprock North, LLC. Deeprock Energy owns a 12.02% member interest in Deeprock North, LLC and will remain construction manager and operator of the joint venture. Mecuria owns the remaining 37.98% member interest and will remain the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend. In addition, KMP entered into a development agreement with Deeprock Energy that gives it an option to participate in future expansions on Deeprock’s remaining 254 acres of undeveloped land.

KMP accounts for its investment under the equity method of accounting, and its investment and pro rata share of Deeprock North LLC’s operating results are included as part of the Terminals–KMP business segment. As of March 31, 2011, KMP’s net equity investment in Deeprock North, LLC totaled $16.0 million and is included within “Investments” on our accompanying consolidated balance sheet. In April 2011, KMP contributed an additional $2.1 million to Deeprock North as partial funding for its ongoing tankage and truck rack expansion projects.

Megafleet Towing Co., Inc. Assets

On February 9, 2011, KMP sold a marine vessel to Kirby Inland Marine, L.P., and additionally, KMP and Kirby formed a joint venture named Greens Bayou Fleeting, LLC. Pursuant to the joint venture agreement, KMP sold its ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009 to the joint venture for $4.1 million in cash and a 49% ownership interest in the joint venture. Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest. Related to the above transactions, KMP recorded a loss of $5.5 million ($4.1 million after tax) in the fourth quarter of 2010 to write down the carrying value of the net assets to be sold to their estimated fair values as of December 31, 2010. In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, KMP recognized a combined $2.2 million increase in income from the sale of these net assets, primarily consisting of a $1.9 million reduction in income tax expense, which is included within the caption “Income Tax (Expense) Benefit” in the accompanying consolidated statement of income for the three months ended March 31, 2011. Additionally, the sale of KMP’s ownership interest resulted in a $10.5 million non-cash reduction in goodwill (see Note 3), and was a transaction with a related party (see Note 9). Information about KMP’s acquisition of assets from Megafleet Towing Co., Inc. is described more fully in Note 3 to our consolidated financial statements included in our 2010 Form 10-K.

Acquisitions Subsequent to March 31, 2011

KinderHawk Field Services LLC

On May 5, 2011, KMP entered into a definitive agreement with Petrohawk Energy Corporation (Petrohawk) to acquire Petrohawk’s 50% interest in KinderHawk Field Services LLC (KinderHawk) and a 25% interest in Petrohawk’s natural gas gathering and treating services provider in the Eagle Ford Shale of South Texas for $855 million in cash and the assumption of $65 million in debt. Upon closing, which is expected in the third quarter of 2011, KMP will own 100% of

Kinder Morgan, Inc. Form 10-Q

KinderHawk, the largest natural gas gathering and midstream business in the Haynesville Shale. We will recognize a pre-tax, non-cash write down of the carrying value of KMP's KinderHawk investment, which is expected to be less than $200 million upon the closing of this transaction and will result in a less than $17 million after-tax, non-cash reduction to net income attributable to Kinder Morgan, Inc.

Divestitures Subsequent to March 31, 2011

River Consulting, LLC and Devco USA L.L.C.

Effective April 1, 2011, KMP sold 51% ownership interests in two separate wholly-owned subsidiaries to two separate buyers, both Oklahoma limited liability companies, for an aggregate consideration of $5.1 million, consisting of a $4.1 million note receivable and $1.0 million in cash. Following the sale, KMP continues to own 49% membership interests in both River Consulting LLC, a Louisiana limited liability company engaged in the business of providing engineering, consulting and management services, and Devco USA L.L.C., an Oklahoma limited liability company engaged in the business of processing, handling and marketing sulfur, and selling related pouring equipment. KMP now accounts for its retained investments under the equity method of accounting. At the time of the sale, the combined carrying value of the net assets (and members’ capital on a 100% basis) of both entities totaled approximately $7.5 million and consisted mostly of trade receivables and technology-based assets. The sale of 51% of each of these two subsidiaries will not have a material impact on our results of operations or our cash flows.

3.  Intangibles

Goodwill

We evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines–KMP (excluding associated terminals); (ii) Products Pipelines Terminals–KMP (evaluated separately from Products Pipelines–KMP for goodwill purposes); (iii) Natural Gas Pipelines–KMP; (iv) CO2–KMP; (v) Terminals–KMP; and (vi) Kinder Morgan Canada–KMP. There were no impairment charges resulting from our May 31, 2010 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for the three months ended March 31, 2011 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,488.6	$626.5	$9,241.3
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2010	850.0	1,397.8	1,521.7	812.0	249.4	4,830.9
Acquisitions	-	-	-	-	-	-
Disposals(a)	-	-	-	(10.5)	-	(10.5)
Currency translation adjustments	-	-	-	-	6.4	6.4
Balance as of March 31, 2011	$850.0	$1,397.8	$1,521.7	$801.5	$255.8	$4,826.8
__________
(a)	First quarter 2011 disposal related to the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009 (discussed further in Note 2.)

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing. For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first three months of 2011. As of March 31, 2011 and December 31, 2010, we reported $286.9 million and $283.0 million, respectively, in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets. The increase in the

Kinder Morgan, Inc. Form 10-Q

equity method goodwill since December 31, 2010 was due to measurement period adjustments related to the acquisition of a 50% ownership interest in KinderHawk Field Services LLC in May 2010.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets and lease value. These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in millions):

	March 31, 2011	December 31, 2010
Customer relationships, contracts and agreements
Gross carrying amount	$423.7	$424.7
Accumulated amortization	(110.7)	(99.9)
Net carrying amount	313.0	324.8

Technology-based assets, lease value and other
Gross carrying amount	14.1	16.3
Accumulated amortization	(2.0)	(1.9)
Net carrying amount	12.1	14.4

Total other intangibles, net	$325.1	$339.2

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives. Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition. For the three months ended March 31, 2011 and 2010, the amortization expense on our intangibles totaled $10.9 million and $12.4 million, respectively. As of March 31, 2011, the weighted average amortization period for our intangible assets was approximately 11.3 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2012 – 2016) is approximately $37.7 million, $33.8 million, $30.7 million, $27.9 million and $25.0 million, respectively.

4.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our consolidated statements of income.

Kinder Morgan Kansas, Inc.’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts, the preferred interest in the general partner of KMP and purchase accounting adjustments on the carrying value of our debt and KMP’s debt, but excluding the value of interest rate swap agreements) as of March 31, 2011 and December 31, 2010 was $3,245.7 million and $3,630.1 million (including the $750.0 million of 5.35% Kinder Morgan Finance Company LLC’s senior notes paid on January 5, 2011), respectively. These balances included net unamortized purchase accounting adjustments, increasing the debt balances by $36.9 million and $37.5 million at March 31, 2011 and December 31, 2010, respectively.  The weighted average interest rate on all of Kinder Morgan Kansas, Inc. and its subsidiaries’ (excluding KMP and its subsidiaries’) borrowings was approximately 4.91% during the first quarter of 2011 and 4.95% during the first quarter of 2010. KMP’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of  March 31, 2011 and December 31, 2010 was $11,748.8 million and $11,539.8 million, respectively. The weighted average interest rate on all of KMP’s and its subsidiaries’ borrowings was approximately 4.44% during the first quarter of 2011 and approximately 4.32% during the first quarter of 2010.

As of March 31, 2011, Kinder Morgan Kansas, Inc.’s short-term debt was $368.0 million, which consisted of (i) $365.0 million of borrowings under its credit facility and (ii) a $3.0 million current portion of purchase accounting adjustments on our carrying value of KMP’s debt. As of March 31, 2011, KMP’s short-term debt balances included in our accompanying consolidated balance sheets was $1,333.2 million, which consisted of (i) $500.0 million in principal amount of KMP’s 9.00% senior notes due February 1, 2019, that may be repurchased by KMP on February 1, 2012 pursuant to certain repurchase provisions contained in the bond indenture; (ii) $450.0 million in principal amount of KMP’s 7.125% senior notes due March 15, 2012 (including discount, KMP’s carrying amount of the notes was $449.8

Kinder Morgan, Inc. Form 10-Q

million as of March 31, 2011); (iii) $343.0 million of KMP’s commercial paper borrowings; (iv) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (v) a $9.4 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); and (vi) a $7.3 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes).

Credit Facilities

	March 31, 2011		December 31, 2010
	Short-term notes payable	Weighted average interest rate	Short-term notes payable	Weighted average interest rate
	(Dollars in millions)
Kinder Morgan Kansas, Inc. – Secured debt(a)	$365.0	1.39%	$-	-%
KMP – Commercial paper(b)	$343.0	0.35%	$522.1	0.67%
____________
(a)	The average short-term debt outstanding (and related weighted average interest rate) was $403.8 million (1.55%) during the three months ended March 31, 2011.
(b)	The average short-term debt outstanding (and related weighted average interest rate) was $450.4 million (0.55%) during the three months ended March 31, 2011.

As of March 31, 2011, the amount available for borrowing under the Kinder Morgan Kansas, Inc. $1.0 billion six-year senior secured credit facility was reduced by a combined amount of $405.6 million consisting of $365.0 million in borrowings under the credit facility and $40.6 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

KMP’s $2.0 billion three-year, senior unsecured revolving credit facility expires June 23, 2013 and can be amended to allow for borrowings of up to $2.3 billion.  The credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for KMP’s general partnership purposes and as a backup for its $2.0 billion commercial paper program.  There were no borrowings under the credit facility as of March 31, 2011 or as of December 31, 2010.

As of March 31, 2011, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $579.8 million, consisting of $343.0 million of commercial paper borrowings and $236.8 million of letters of credit consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $87.9 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $16.1 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $16.6 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

KMP’s Commercial Paper Program

KMP’s commercial paper program provides for the issuance of $2.0 billion of commercial paper.  KMP’s $2.0 billion unsecured three-year bank credit facility supports its commercial paper program, and borrowings under KMP’s commercial paper program reduce the borrowings allowed under its credit facility.  The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions it made during 2011 and 2010.  In the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

Long-term Debt

Kinder Morgan Finance Company LLC

In January 2011, Kinder Morgan Finance Company LLC, a wholly owned subsidiary of Kinder Morgan Kansas, Inc., retired the principal amount of its 5.35% senior notes that matured on January 5, 2011 using proceeds from the December

Kinder Morgan, Inc. Form 10-Q

2010 issuance of $750 million in principal amount of 6.00% senior notes due January 15, 2018.

KMP - Senior Notes

On March 4, 2011, KMP completed a public offering of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500 million of 3.500% notes due March 1, 2016, and $600 million of 6.375% notes due March 1, 2041.  KMP received proceeds from the issuance of the notes, after underwriting discounts and commissions, of $1,092.7 million, and it used the proceeds to reduce the borrowings under its commercial paper program.

In addition, on March 15, 2011, KMP paid $700 million to retire the principal amount of its 6.75% senior notes that matured on that date.  KMP used both cash on hand and borrowings under its commercial paper program to repay the maturing senior notes.

KMP’s Subsidiary Debt

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, KMP acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own.  As part of the purchase price consideration, two of KMP’s subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. KMP valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. KMP paid the fourth installment on March 31, 2011, and as of this date, the net present value of the note (representing the outstanding balance included as debt on our accompanying consolidated balance sheet) was $9.4 million. As of December 31, 2010, the net present value of the note was $19.2 million.

Kinder Morgan Texas Pipeline, L.P. Debt

KMP’s subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes, which were assumed on August 1, 2005 when it acquired a natural gas storage facility located in Liberty County, Texas from a third party.  The notes have a fixed annual stated interest rate of 8.85%; however, KMP valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014.  During the first quarter of 2011, KMP paid a combined principal amount of $1.8 million, and as of March 31, 2011, Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $21.8 million. Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. As of December 31, 2010, the outstanding balance under the notes was $23.6 million.

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6, “Risk Management – Interest Rate Risk Management.”

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  Most of these agreements are with entities that are not consolidated in our financial statements; however, KMP has invested in and holds equity ownership interests in these entities.

Kinder Morgan, Inc. Form 10-Q

As of March 31, 2011, KMP’s contingent debt obligations with respect to these investments, as well as its obligations with respect to related letters of credit, are summarized below (dollars in millions):

Entity	KMP’s Ownership Interest	Investment Type	Total Entity Debt		KMP’s Contingent Share of Entity Debt(a)
Fayetteville Express Pipeline LLC(b)	50%	Limited Liability	$962.5	(c)	$481.3

Cortez Pipeline Company(d)	50%	General Partner	$140.1	(e)	$86.2	(f)

Nassau County, Florida Ocean Highway and Port Authority(g)	N/A	N/A	N/A		$18.3	(h)
_________

(a)	Represents the portion of the entity’s debt that KMP may be responsible for if the entity cannot satisfy its obligations.
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

(e)
Amount consists of (i) $32.1 million aggregate principal amount of Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on a fixed interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread); and (iii) $8.0 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012.

(f)
KMP is severally liable for its percentage ownership share (50%) of the Cortez Pipeline Company debt ($70.1 million).  In addition, as of March 31, 2011, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally for $32.1 million of Cortez’s debt balance related to the Series D notes; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty.  Accordingly, as of March 31, 2011, KMP has a letter of credit in the amount of $16.1 million issued by JP Morgan Chase, in order to secure its indemnification obligations to Shell for 50% of the Cortez debt balance of $32.1 million related to the Series D notes.

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

(g)	Arose from KMP’s Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.
(h)
KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit.  As of March 31, 2011, this letter of credit had a face amount of $18.3 million.

On February 25, 2011, Midcontinent Express Pipeline LLC entered into a three-year $75.0 million unsecured revolving bank credit facility that is due February 25, 2014. This credit facility replaced Midcontinent Express’ previous $175.4 million credit facility that was terminated on February 28, 2011, and on this same date, each of its two member owners, including KMP, were released from their respective debt obligations under the previous guaranty agreements.  Accordingly, KMP no longer has a contingent debt obligation with respect to Midcontinent Express Pipeline LLC. For additional information regarding Kinder Morgan Kansas, Inc.’s and KMP’s debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” in our consolidated financial statements included in our 2010 Form 10-K.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan G.P., Inc. Preferred Shares

On April 20, 2011, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on May 18, 2011 to shareholders of record as of April 29, 2011. On January 19, 2011, Kinder Morgan G.P., Inc.’s Board of Directors declared a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share that was paid on February 18, 2011 to shareholders of record as of January 31, 2011.

5.  Stockholders’ Equity

Common Equity

As of March 31, 2011, our stockholders’ equity included the following shares:

March 31, 2011
Class P shares	110,897,328
Class A shares	596,102,672
Class B shares	100,000,000
Class C shares	2,462,927

For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities.

Initial Public Offering

In the following discussion, the Investors refer to: (i) Richard D. Kinder, our Chairman and Chief Executive Officer; (ii) investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, which we refer to collectively as the ‘‘Sponsor Investors;’’ (iii) Fayez Sarofim, one of our directors, and investment entities affiliated with him, and an investment entity affiliated with Michael C. Morgan, another of our directors, and William V. Morgan, one of our founders; and (iv) a number of other members of our management.

On February 16, 2011, we completed an initial public offering of our common stock (the offering).  In connection with the offering, we converted from a Delaware limited liability company to a Delaware corporation.  Our outstanding Class A units, Class B units and Class A-1 units were converted to Class A shares, Class B shares and Class C shares, respectively.  Upon this conversion, the Sponsor Investors then converted some of their Class A shares on a one-for-one basis into our common stock sold in the offering.  No shares were sold by members of Kinder Morgan management in the offering.  All of the common stock that was sold in the offering was sold by existing investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, and we did not receive any proceeds from the offering. The class of common stock sold in the offering was our Class P common stock, which is sometimes referred to herein as our “common stock.” Our then existing investors prior to the initial public offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.”

We have 707,000,000 shares outstanding on a fully converted basis. In the offering, the selling stockholders sold 109,786,590 shares, or approximately 15.5% of our outstanding shares. Upon the closing of the offering, our investor retained stock was convertible into a fixed aggregate of 597,213,410 shares of common stock, which represents 84.5% of our outstanding shares of common stock on a fully-converted basis. The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert will be determined in accordance with our certificate of incorporation.  The conversion of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding.  Initially, our Class A shares will be convertible into shares of common stock on a one-for-one basis and our Class B shares and Class C shares will not be convertible into any shares of our common stock.  Any conversion of Class B shares and Class C shares will decrease on a share for share basis the number of shares of our common stock  into which our Class A shares would be able to convert.  The terms of the Class A shares, Class B shares and Class C shares are intended to preserve substantially the same relative rights to share in the value of Kinder Morgan, Inc.’s equity that the Class A units, Class B units and Class A-1 units, respectively, had with respect to Kinder Morgan Holdco LLC’s equity.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan, Inc. Dividends

On February 11, 2011, our Board of Directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special bonuses (and premium pay) in an aggregate amount of approximately $100 million to certain of our non-senior employees. We expect to pay such bonuses pursuant to the shareholders’ agreement in late May of 2011. No holders of our Class B shares or Class C shares will receive such bonuses.

On April 20, 2011, our Board of Directors declared a prorated dividend of $0.14 per share for the first quarter of 2011, payable on May 16, 2011, to shareholders of record as of May 2, 2011. The initial dividend is prorated from February 16, 2011, the day that we closed the offering, to March 31, 2011.  Based on a full quarter, the dividend amounts to $0.29 per share ($1.16 annualized).

Changes in Equity

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended March 31, 2011
	KMI Members	Common Shares(a)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$3,575.6	$-	$-	$-	$(136.5)	$3,439.1	$5,099.9	$8,539.0
Reclassification of Equity upon the offering	(3,404.0)	8.1	3,395.9			-		-
Impact from equity transactions of KMP			2.5			2.5	(3.9)	(1.4)
A-1 and B unit amortization	3.6					3.6		3.6
Distributions						-	(229.1)	(229.1)
Contributions						-	81.2	81.2
Cash dividends	(245.8)					(245.8)		(245.8)
Other			(0.7)			(0.7)	0.1	(0.6)
Comprehensive income
Net Income	70.6			84.4		155.0	46.0	201.0
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes					(80.5)	(80.5)	(120.0)	(200.5)
Reclassification of change in fair value of derivatives to net income					13.5	13.5	24.3	37.8
Foreign currency translation adjustments					15.5	15.5	23.1	38.6
Adjustments to pension and other postretirement benefit plan liabilities					(4.0)	(4.0)	(6.0)	(10.0)
Total other comprehensive loss					(55.5)	(55.5)	(78.6)	(134.1)
Total comprehensive income (loss)						99.5	(32.6)	66.9
Ending Balance	$-	$8.1	$3,397.7	$84.4	$(192.0)	$3,298.2	$4,915.6	$8,213.8
____________
(a)	Common shares include $1.1 million, $6.0 million and $1.0 million of Class P, Class A and Class B shares, respectively.

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31, 2010
	Kinder Morgan, Inc.	Noncontrolling interests	Total

Beginning Balance	$4,170.5	$4,674.6	$8,845.1
Impact from equity transactions of KMP	2.1	(3.4)	(1.3)
A-1 and B unit amortization	1.9	-	1.9
Distributions	-	(200.8)	(200.8)
Contributions	-	81.7	81.7
Deconsolidation of variable interest entity(a)	-	(45.9)	(45.9)
Cash dividends	(150.0)	-	(150.0)
Other	-	0.1	0.1
Comprehensive income
Net income (loss)	(160.9)	(19.0)	(179.9)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	15.6	11.3	26.9
Reclassification of change in fair value of derivatives to net income	4.1	21.7	25.8
Foreign currency translation adjustments	18.1	27.3	45.4
Adjustments to pension and other postretirement benefit plan liabilities	(0.8)	(1.1)	(1.9)
Total other comprehensive income	37.0	59.2	96.2
Total comprehensive income (loss)	(123.9)	40.2	(83.7)
Ending Balance	$3,900.6	$4,546.5	$8,447.1
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, we no longer consolidate Triton Power Company LLC into our financial statements.

	Three Months Ended March 31,
	2011			2010
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Tax (Expense) Benefit Included in Other Comprehensive Income:
Change in fair value of derivatives utilized for hedging purposes	$48.5	$13.6	$62.1	$(10.3)	$(1.2)	$(11.5)
Reclassification of change in fair value of derivatives to net income	(8.1)	(2.8)	(10.9)	(2.8)	(2.3)	(5.1)
Foreign currency translation adjustments	(9.4)	(2.6)	(12.0)	(12.6)	(2.9)	(15.5)
Adjustments to pension and other postretirement benefit plan liabilities	2.4	0.7	3.1	0.6	0.1	0.7
Tax (expense) benefit included in total other comprehensive (loss) income	$33.4	$8.9	$42.3	$(25.1)	$(6.3)	$(31.4)

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	March 31, 2011	December 31, 2010
KMP	$2,957.7	$3,135.4
KMR	1,950.0	1,956.2
Other	7.9	8.3
	$4,915.6	$5,099.9

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own. At March 31, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.0 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.3 million i-units, represent approximately 11.0% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at March 31, 2011, our limited partner

Kinder Morgan, Inc. Form 10-Q

and general partner interests represented approximately 12.8% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

Contributions

On February 25, 2011, KMP entered into a second amended and restated equity distribution agreement with UBS Securities LLC to provide for the offer and sale of common units having an aggregate offering price of up to $1.2 billion (up from an aggregate offering price of up to $600 million under KMP’s first amended and restated agreement) from time to time through UBS, as KMP’s sales agent.  During the three months ended March 31, 2011, KMP issued 1,130,206 of its common units pursuant to this equity distribution agreement, and after commissions of $0.6 million, KMP received net proceeds of $81.2 million from the issuance of these common units.  KMP used the proceeds to reduce the borrowings under its commercial paper program.  For additional information regarding KMP’s equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2010 Form 10-K.

The above equity issuances during the three months ended March 31, 2011 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $77.3 million, (ii) accumulated deferred income taxes by $1.4 million and (iii) additional paid-in capital by $2.5 million.

Distributions

Distributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders.  On February 14, 2011, KMP paid a quarterly distribution of $1.13 per common unit for the fourth quarter of 2010, of which $229.0 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units.

Subsequent Events

Noncontrolling Interest Contributions

In the first week of April 2011, KMP issued 114,690 of its common units for the settlement of sales made on or before March 31, 2011 pursuant to its equity distribution agreement.  After commissions of $0.1 million, KMP received net proceeds of $8.4 million for the issuance of these 114,690 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

Noncontrolling Interest Distributions

On April 20, 2011, KMP declared a cash distribution of $1.14 per unit for the quarterly period ended March 31, 2011. The distribution will be paid on May 13, 2011, to unitholders of record as of April 29, 2011.

On May 13, 2011, KMR will pay a share distribution of 0.017102 shares per outstanding share (1,599,149 total shares) to shareholders of record as of April 29, 2011. This distribution was determined by dividing:

▪	$1.14, the cash amount distributed per KMP common unit

by

▪
$66.659, the average of KMR’s shares’ closing market prices from April 12-26, 2011, the ten consecutive trading days preceding the date on which KMR’s shares began to trade ex-dividend under the rules of the New York Stock Exchange.

6.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil. We also have exposure to interest rate risk as a result of the issuance of our debt obligations. Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.

Kinder Morgan, Inc. Form 10-Q

Energy Commodity Price Risk Management

We are exposed to risks associated with changes in the market price of natural gas, natural gas liquids and crude oil as a result of the forecasted purchase or sale of these products. Specifically, these risks are primarily associated with price volatility related to (i) pre-existing or anticipated physical natural gas, natural gas liquids and crude oil sales; (ii) natural gas purchases; and (iii) natural gas system use and storage. Price changes are often caused by shifts in the supply and demand for these commodities, as well as their locations.

Our principal use of energy commodity derivative contracts is to mitigate the risk associated with unfavorable market movements in the price of energy commodities. Our energy commodity derivative contracts act as a hedging (offset) mechanism against the volatility of energy commodity prices by allowing us to transfer this price risk to counterparties who are able and willing to bear it.

For derivative contracts that are designated and qualify as cash flow hedges pursuant to generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective (as defined by generally accepted accounting principles) in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion as defined by generally accepted accounting principles), is recognized in earnings during the current period. The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness. Changes in the excluded component of the change in an option’s time value are included currently in earnings. During the three months ended March 31, 2011, we recognized a net gain of $3.7 million, related to crude oil hedges and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing. During the three months ended March 31, 2010, we recognized a net gain of $6.3 million related to crude oil and natural gas hedges, which resulted from hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during the three months ended March 31, 2011 and 2010, we reclassified losses of $13.5 million and $4.1 million, respectively, from “Accumulated other comprehensive loss” into earnings. No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e. when the forecasted sales and purchase actually occurred). The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our accompanying consolidated statement of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity was $192.0 million and $136.5 million as of March 31, 2011 and December 31, 2010, respectively. These totals included “Accumulated other comprehensive loss” amounts of $160.3 million and $93.3 million of losses as of March 31, 2011 and December 31, 2010, respectively, associated with energy commodity price risk management activities. Approximately $99.0 million of the total loss amount associated with energy commodity price risk management activities and included in our Stockholder’s Equity as of March 31, 2011 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts could vary materially as a result of changes in market prices. As of March 31, 2011, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of March 31, 2011, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(24.9)	million barrels
Natural gas fixed price	(28.8)	billion cubic feet
Natural gas basis	(28.8)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	1.7	billion cubic feet

Kinder Morgan, Inc. Form 10-Q

For derivative contracts that are not designated as a hedge for accounting purposes, all realized and unrealized gains and losses are recognized in the statement of income during the current period. These types of transactions include basis spreads, basis-only positions and gas daily swap positions. KMP primarily enters into these positions to economically hedge an exposure through a relationship that does not qualify for hedge accounting. Until settlement occurs, this will result in non-cash gains or losses being reported in our operating results.

Interest Rate Risk Management

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed rate debt and variable rate debt. We use interest rate swap agreements to manage the interest rate risk associated with the fair value of our fixed rate borrowings and to effectively convert a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate cash flows in order to achieve our desired mix of fixed and variable rate debt.

Since the fair value of fixed rate debt varies inversely with changes in the market rate of interest, we enter into swap agreements to receive a fixed and pay a variable rate of interest in order to convert the interest expense associated with certain of our senior notes from fixed rates to variable rates, resulting in future cash flows that vary with the market rate of interest. These swaps, therefore, hedge against changes in the fair value of our fixed rate debt that result from market interest rate changes. For derivative contracts that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of March 31, 2011, our subsidiaries, Kinder Morgan Kansas, Inc. and KMP, had notional principal amounts of $725 million and $5,275 million, respectively, and as of December 31, 2010, $725 million and $4,775 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of Kinder Morgan Kansas, Inc.’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2011, the maximum length of time over which they have hedged a portion of their exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

During the three months ended March 31, 2011, KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Each agreement effectively converts a portion of the interest expense associated with KMP’s 3.50% senior notes due March 1, 2016 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$19.9	$20.1	$(372.4)	$(275.9)
	Non-current	24.6	43.1	(189.9)	(103.0)
Subtotal		44.5	63.2	(562.3)	(378.9)

Interest rate swap agreements	Current	10.6	-	-	-
	Non-current	200.0	258.6	(92.4)	(69.2)
Subtotal		210.6	258.6	(92.4)	(69.2)
Total		255.1	321.8	(654.7)	(448.1)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	4.7	3.9	(8.1)	(5.6)
Total		4.7	3.9	(8.1)	(5.6)
Total derivatives		$259.8	$325.7	$(662.8)	$(453.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of March 31, 2011 and December 31, 2010, this unamortized premium totaled $450.7 million and $461.9 million, respectively, and as of March 31, 2011, the weighted average amortization period for this premium was approximately 17.0 years.

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three months ended March 31, 2011 and 2010 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended March 31,				Three Months Ended March 31,
		2011	2010			2011	2010
Interest rate swap agreements	Interest, net – income/(expense)	$(71.2)	$66.9	Fixed rate debt	Interest, net – income/(expense)	$71.2	$(66.9)
Total		$(71.2)	$66.9	Total		$71.2	$(66.9)
____________
(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.  Amounts do not reflect the impact on interest expense from the interest rate swap agreements under which we pay variable rate interest and receive fixed rate interest.

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$(80.5)	$15.6	Revenues-natural gas sales	$0.2	$-	Revenues-product sales and other	$3.7	$5.4
			Revenues-product sales and other	(16.1)	(4.2)
			Gas purchases and other costs of sales	2.4	0.1	Gas purchases and other costs of sales	-	0.9
Total	$(80.5)	$15.6	Total	$(13.5)	$(4.1)	Total	$3.7	$6.3

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$(5.5)	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$(5.5)	Total	$-	$-	Total	$-	$-

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended March 31,
		2011	2010
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.1	$0.7
Total		$0.1	$0.7

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. In 2005 and 2006, Kinder Morgan Kansas, Inc. entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of the investment in Canadian operations. Over time, as the exposure to foreign currency risk through our Canadian operations was reduced through dispositions, Kinder Morgan Kansas, Inc. began to terminate cross-currency swap agreements. The final cross-currency swap agreements were terminated during the third quarter of 2010 and there were no outstanding cross currency interest rate swaps at March 31, 2011 and December 31, 2010, respectively. In the periods with outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

Credit Risks

We and our subsidiary, KMP, have counterparty credit risk as a result of our use of financial derivative contracts. Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

Kinder Morgan, Inc. Form 10-Q

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include (i) an evaluation of potential counterparties’ financial condition (including credit ratings); (ii) collateral requirements under certain circumstances; and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty. Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

The maximum potential exposure to credit losses on derivative contracts as of March 31, 2011 was (in millions):

Asset position
Interest rate swap agreements	$210.6
Energy commodity derivative contracts	49.2
Gross exposure	259.8
Netting agreement impact	(49.4)
Net exposure	$210.4

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2011 and December 31, 2010, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids, and crude oil.

As of March 31, 2011, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $4.4 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet.  As of December 31, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $2.4 million, and we reported this amount within “Accrued other liabilities” in our accompanying consolidated balance sheet.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of March 31, 2011, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$-	$4.4

Two notches to below BBB-/Baa3 (below investment grade)	$87.0	$91.4
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine KMP’s incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $87.0 million incremental obligation.

(b)	Includes current posting at current rating.

7.  Fair Value

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

Kinder Morgan, Inc. Form 10-Q

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of March 31, 2011 and December 31, 2010, based on the three levels established by the Codification (in millions). The fair value measurements in the tables below do not include cash margin deposits made by KMP or its counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in the accompanying consolidated balance sheets.

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2011
Energy commodity derivative contracts(a)	$49.2	$12.8	$6.9	$29.5
Interest rate swap agreements	$210.6	$-	$210.6	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$258.6	$-	$258.6	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2011
Energy commodity derivative contracts(a)	$(570.4)	$(8.7)	$(529.0)	$(32.7)
Interest rate swap agreements	$(92.4)	$-	$(92.4)	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-
__________
(a)
Level 1 consists primarily of NYMEX natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

Kinder Morgan, Inc. Form 10-Q

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three months ended March 31, 2011 and 2010 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2011	2010
Derivatives-net asset (liability)
Beginning of period	$18.8	$13.0
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or (losses)
Included in earnings	0.1	-
Included in other comprehensive income	(22.8)	8.6
Purchases	4.6	-
Issuances	-	-
Sales	-	-
Settlements	(3.9)	1.0
End of period	$(3.2)	$22.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets held at the reporting date	$-	$(0.1)

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

The estimated fair value of our outstanding debt balance as of March 31, 2011 and December 31, 2010 (both short-term and long-term, but excluding the value of interest rate swaps) is disclosed below (in millions):

	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt(a)	$14,994.5	$15,964.6	$15,169.9	$16,129.1
____________
(a)	The 2010 amounts include the $750.0 million of 5.35% senior notes paid on January 5, 2011.

8.  Reportable Segments

We divide our operations into six reportable business segments. These segments and their principal source of revenues are as follows:

▪	Products Pipelines–KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines–KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

▪
CO2–KMP—the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields;

▪	Terminals–KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

Kinder Morgan, Inc. Form 10-Q

▪
Kinder Morgan Canada–KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States; and

▪
NGPL PipeCo LLC— consists of our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate.

We evaluate performance principally based on each segments’ earnings before depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments), which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income, and unallocable income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision maker organizes their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and marketing strategies.

Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues
Products Pipelines–KMP
Revenues from external customers	$225.6	$207.5
Natural Gas Pipelines–KMP
Revenues from external customers	1,019.4	1,236.7
CO2–KMP
Revenues from external customers	345.3	335.2
Terminals–KMP
Revenues from external customers	331.4	303.8
Intersegment revenues	0.3	0.3
Kinder Morgan Canada–KMP
Revenues from external customers	75.6	59.8
Power(a)
Revenues from external customers	-	2.8
Other
NGPL PipeCo LLC fixed fee revenue(b)	9.8	11.8
Other revenues	1.0	-
Total segment revenues	2,008.4	2,157.9
Less: Total intersegment revenues	(0.3)	(0.3)
Total consolidated revenues	$2,008.1	$2,157.6

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31,
	2011	2010
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines–KMP(d)	$180.4	$6.4
Natural Gas Pipelines–KMP	222.2	220.6
CO2–KMP	266.5	266.6
Terminals–KMP	174.2	150.5
Kinder Morgan Canada–KMP	47.9	45.0
NGPL PipeCo LLC(e)	7.3	(419.6)
Power(a)	-	1.2
Total segment earnings before DD&A	898.5	270.7
Total segment depreciation, depletion and amortization	(256.1)	(282.3)
Total segment amortization of excess cost of investments	(1.5)	(1.4)
NGPL PipeCo LLC fixed fee revenue	9.8	11.8
Other revenues	1.0	-
General and administrative expenses(f)	(180.4)	(115.7)
Unallocable interest and other, net of interest income(g)	(174.8)	(155.8)
Unallocable income tax (expense) benefit	(95.5)	93.0
Income (loss) from continuing operations	$201.0	$(179.7)

	March 31, 2011	December 31, 2010
Assets
Products Pipelines–KMP	$5,650.2	$5,650.9
Natural Gas Pipelines–KMP	10,824.9	10,960.0
CO2–KMP	4,029.6	4,057.2
Terminals–KMP	5,106.3	5,009.3
Kinder Morgan Canada–KMP	1,901.3	1,870.0
NGPL PipeCo LLC	268.5	265.6
Total segment assets	27,780.8	27,813.0
Corporate assets(h)	625.7	1,095.1
Total consolidated assets	$28,406.5	$28,908.1
____________
(a)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(b)	See Notes 9 and 11.
(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(d)	2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(e)	2010 amount includes a $430.0 million non-cash investment impairment charge (see Note 2).
(f)
2011 amount includes (i) a $100 million (pre-tax) increase in special bonus expense. We will pay the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders (see Note 5); (ii) $11.1 million increase of expense associated with our initial public offering; and (iii) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement.

(g)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(h)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Kinder Morgan, Inc. Form 10-Q

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP has a current note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. The note provides for semiannual payments of principal and interest on June 30 and December 31 each year, with a final principal payment due July 20, 2011. As of both March 31, 2011 and December 31, 2010, the outstanding note receivable balance was $82.1 million, and we included this amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets.

Express US Holdings LP

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of March 31, 2011 and December 31, 2010, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $117.2 million and $114.2 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of March 31, 2011 and December 31, 2010, our related party receivables (other than the note receivables discussed above “―Notes Receivable”) totaled $15.5 million and $23.3 million, respectively. The March 31, 2011 amount included $14.4 million within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet primarily consisting of amounts due from (i) Plantation Pipe Line Company; (ii) the Express pipeline system; and (iii) NGPL PipeCo LLC. The December 31, 2010 receivables amount consisted of (i) $16.1 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $7.2 million of natural gas imbalance receivables included within “Other current assets.”  The $16.1 million amount primarily related to accounts and interest receivables due from the Express pipeline system, the Rockies Express pipeline system and NGPL.  The related party natural gas imbalance receivables consisted of amounts due from NGPL.

As of March 31, 2011 and December 31, 2010, our related party payables totaled $1.7 million and $4.6 million, respectively.  The March 31, 2011 related party payable amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to RGZ, Inc. and (ii) $0.8 million of natural gas imbalance payables included within “Accrued other current liabilities” consisting of amounts due to NGPL PipeCo LLC. The December 31, 2010 amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to RGZ, Inc. and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” consisting of amounts due to the Rockies Express pipeline system.

NGPL PipeCo LLC Fixed Fee Revenue and General and Administrative Reimbursement

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fixed fee charge (Fixed Fee) for services provided under the O&R Agreement.  Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement. The Fixed Fee and the reimbursement of G&A Costs during the first quarter of 2010 and 2011, respectively, are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $9.8 million and $11.8 million for the three months ended March 31, 2011 and 2010, respectively. Also, see Note 11 “Litigation, Environmental and Other Contingencies—NGPL 2011 Budget Arbitration.”

Asset Divestitures

Mr. C. Berdon Lawrence, a non-management director on the boards of Kinder Morgan G.P., Inc. and KMR, is also Chairman Emeritus of the Board of Kirby Corporation.  On February 9, 2011, KMP sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, KMP and Kirby Inland Marine L.P. formed a joint

Kinder Morgan, Inc. Form 10-Q

venture named Greens Bayou Fleeting, LLC.  For more information about these transactions, see Note 2.

Derivative Counterparties

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), is considered “related parties” to us as that term is defined in the authoritative accounting literature. Goldman Sachs has acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, Kinder Morgan Kansas, Inc., KMP and KMR, and Goldman Sachs effectively owned 49% of the terminal assets KMP acquired from US Development Group LLC in January 2010.

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs. The hedging facility requires us to provide certain periodic information but does not require the posting of margin.  As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates.  The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” in our accompanying consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Derivatives - asset (liability)
Current assets: Fair value of derivative contracts	$3.7	$-
Assets: Fair value of derivative contracts	$3.7	$12.7
Current liabilities: Fair value of derivative contracts	$(281.4)	$(221.4)
Long-term liabilities and deferred credits: Fair value of derivative contracts	$(86.9)	$(57.5)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2011	2010
Income tax expense (benefit)	$95.9	$(95.5)
Effective tax rate	32.3%	34.7%

The effective tax rate is lower than the statutory federal rate of 35% for the three months ended March 31, 2011 primarily due to (i) the net effect of consolidating KMP’s income tax provision and (ii) a dividends-received deduction from our 20% ownership interest in NGPL PipeCo LLC.  These decreases are partially offset by (i) state income taxes and (ii) adjustments recorded for the Company's uncertain tax positions.

The tax benefit for the three months ended March 31, 2010 is the result of a loss sustained during the period, primarily related to a NGPL PipeCo LLC investment impairment charge (see Note 2).  The effective tax rate is lower than the statutory federal rate of 35% for the three months ended March 31, 2010 due to the net effect of consolidating KMP’s income tax provision, partially offset by state income taxes and a dividends received deduction from our 20% ownership interest in NGPL PipeCo LLC.

11.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended March 31, 2011. Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2010 Form 10-K. This note also contains a description of any material legal proceedings that were initiated against us during the three months ended March 31, 2011, and a description of any material events occurring subsequent to March 31, 2011 but before the filing

Kinder Morgan, Inc. Form 10-Q

of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation. “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to a number of ongoing proceedings at the FERC, including the shippers’ complaints and protests regarding interstate rates on the pipeline systems listed below. In general, these complaints and protests allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable. If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

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

SFPP

Pursuant to FERC approved settlements, SFPP settled with eleven of twelve shipper litigants in May 2010 and with Chevron on March 15, 2011 a wide range of rate challenges dating back to 1992 (Historical Cases Settlements).  Settlement payments were made to Chevron in March 2011 and the following FERC dockets that were pending only as to Chevron were resolved: FERC Docket Nos. OR92-8, et al.; OR96-2, et al.; OR02-4; OR03-5; OR07-4; OR09-8 (consolidated); IS98-1; IS05-230; IS07-116; IS08-137;  IS08-302; and IS09-375.  The following appellate review proceedings that were pending before the D.C. Circuit only as to Chevron were also resolved: D.C. Circuit Case Nos. 03-1183; 06-1017 and 06-1128.  In connection with the Historical Cases Settlements, the FERC issued an order directing SFPP to pay refunds to non-litigant shippers and to collect overpaid refunds from non-litigant shippers.  The Historical Cases Settlements resolved all but two of the cases outstanding between SFPP and the twelve litigant shippers, and SFPP does not expect any material adverse impacts from the remaining two unsettled cases.

The Historical Cases Settlements and other legal reserves related to SFPP rate litigation resulted in a $172.0 million charge to earnings in 2010. In June 2010, KMP made settlement payments of $206.3 million to eleven of the litigant shippers.  Due to this settlement payment and the reserve KMP took at that time for potential future settlements with Chevron and the CPUC cases described below, a portion of KMP’s partnership distributions for the second quarter of 2010 (which KMP paid in August 2010) was a distribution of cash from interim capital transactions (rather than a distribution of cash from operations) and our second quarter 2010 distribution from KMP was reduced by $170.0 million. As a result, our second quarter of 2010 pre-tax earnings were reduced by $168.3 million.

As provided in KMP’s partnership agreement, we receive no incentive distribution on ICT Distributions; therefore, there was no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners did not change; (ii) fewer dollars in the aggregate were distributed, because there was no incentive distribution paid to us related to the portion of the quarterly distribution that was an ICT Distribution; and (iii) we, in this instance, agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement.  This ICT Distribution also allowed KMP to resolve the Chevron cases and should allow it to resolve the CPUC rate cases (discussed below) without impacting its future distributions.

Kinder Morgan, Inc. Form 10-Q

The following FERC dockets, which pertain to all protesting shippers, are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on February 17, 2011.  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  Subsequently, SFPP made a compliance filing which estimates approximately $16.0 million in refunds. However, SFPP also filed a rehearing request on certain adverse rulings in the FERC order.  It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review of this order; and

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, and Southwest Airlines—Status: Initial decision issued on February 10, 2011.  A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections.  SFPP has filed a brief with the FERC taking exception to these and other portions of the initial decision.  The FERC will review the initial decision, and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s February 17, 2011 order in Docket No. IS08-390, it is not possible to predict the outcome of FERC or appellate review.

Calnev

On March 17, 2011, the FERC issued an order consolidating the following proceedings and setting them for hearing.  The FERC further held the hearing proceedings in abeyance to allow for settlement judge proceedings:

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19 & OR07-22 (not consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Status:  Before a FERC settlement judge; and

▪	FERC Docket Nos. OR09-15/OR09-20 (not consolidated) (Calnev Rates)—Complainants: Tesoro/BP—Status: Before a FERC settlement judge.

The following docket is currently pending:

▪	FERC Docket No. IS09-377 (2009 Index Rate Increases)—Protestants: BP, Chevron, and Tesoro—Status: Requests for rehearing of FERC dismissal pending before FERC.

Trailblazer Pipeline Company LLC

On July 7, 2010, KMP’s subsidiary Trailblazer Pipeline Company LLC refunded a total of approximately $0.7 million to natural gas shippers covering the period January 1, 2010 through May 31, 2010 as part of a settlement reached with shippers to eliminate the December 1, 2009 rate filing obligation contained in its Docket No. RP03-162 rate case settlement.  As part of the agreement with shippers, Trailblazer commenced billing reduced tariff rates as of June 1, 2010 with an additional reduction in tariff rates that took effect January 1, 2011.

Kinder Morgan Interstate Gas Transmission LLC Section 5 Proceeding

On November 18, 2010, KMP’s subsidiary KMIGT was notified by the FERC of a proceeding against it pursuant to Section 5 of the Natural Gas Act.  The proceeding set for hearing a determination of whether KMIGT’s current rates, which were approved by the FERC in KMIGT’s last transportation rate case settlement, remain just and reasonable.  The FERC made no findings in its order as to what would constitute just and reasonable rates or a reasonable return for KMIGT.  A proceeding under Section 5 of the Natural Gas Act is prospective in nature and any potential change in rates charged customers by KMIGT can only occur after the FERC has issued a final order.  Prior to that, an administrative law judge presides over an evidentiary hearing and makes an initial decision (which the FERC has directed to be issued within 47 weeks).  On March 23, 2011 the Chief Judge suspended the procedural schedule in this proceeding because all parties have reached a settlement in principle that will resolve all issues set for hearing.  The settlement, which is supported or not opposed by all parties of record, was filed with the administrative law judge on May 5, 2011.  If accepted by the administrative law judge, the settlement is subject to approval by the FERC before any rate change is effective.

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

Kinder Morgan, Inc. Form 10-Q

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

The proposed decision is advisory in nature and can be rejected, accepted or modified by the CPUC.  SFPP filed comments on May 3, 2010 outlining what it believes to be the errors in law and fact within the proposed decision and on May 5, 2010, SFPP made oral arguments before the full CPUC.  On November 12, 2010, an alternate proposed decision was issued. The matter remains pending before the CPUC, which may act at any time at its scheduled bimonthly meetings.  Further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken if warranted.  KMP does not expect the final resolution of this matter to have an adverse effect on its financial position, results of operations or cash flows for 2011.

Carbon Dioxide Litigation

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

Kinder Morgan, Inc. Form 10-Q

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company vs. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial is ongoing and is expected to conclude by the end of the second quarter of 2011, with a decision from the judge expected by the end of 2011.

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

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position, results of operations or cash flows.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

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

JR Nicholls Tug Incident

On February 10, 2010, the JR Nicholls, a tugboat operated by one of KMP’s subsidiaries overturned and sank in the Houston Ship Channel.  Five employees were on board and four were rescued, treated and released from a local hospital. The fifth employee died in the incident.  The U.S. Coast Guard shut down a section of the ship channel for approximately 60 hours. Approximately 2,200 gallons of diesel fuel was released from the tugboat. Emergency response crews deployed booms and contained the product, which was substantially cleaned up.  Salvage operations were commenced and the tugboat has been recovered.  A full investigation of the incident is underway. Our subsidiary, J.R. Nicholls LLC filed a limitations action entitled In the Matter of the Complaint of J.R. Nicholls LLC as Owner of the M/V J.R. NICHOLLS For Exoneration From or Limitation of Liability, CA No. 4:10-CV-00449, U.S. District Court, S.D. Tex.  To date, three surviving crew members have filed claims in that action for personal injuries and emotional distress. On September 15, 2010, KMP’s subsidiary KM Ship Channel Services LLC, agreed to pay a civil penalty of $7,500 to the United States Coast Guard for the unintentional discharge of diesel fuel which occurred when the vessel sank.

Kinder Morgan, Inc. Form 10-Q

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against KMP and its subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as Kinder Morgan, asserting claims for breach of contract.  Kinder Morgan performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration is being administered by the American Arbitration Association in Dallas, Texas.  Premcor alleges that Kinder Morgan breached its contract with Premcor by failing to name Premcor as an additional insured and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC and Premcor are affiliated companies.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at a refinery owned by Premcor.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor is seeking to hold Kinder Morgan liable for the award. Premcor’s claim against Kinder Morgan is based in part upon Premcor’s allegation that Kinder Morgan is responsible to the extent of Kinder Morgan’s alleged proportionate fault in causing the pit wall collapse.  Kinder Morgan denies and is vigorously defending against all claims asserted by Premcor.  The final arbitration hearing is scheduled to begin on August 29, 2011.

Mine Safety Matters

In the first quarter of 2011, KMP’s bulk terminals operations that handle coal received ten citations under the Mine Safety and Health Act of 1977 which were deemed to be significant and substantial violations of mandatory health and safety standards under section 104 of the act (one of which was under section 104(d) of the act).  To date, the aggregate of proposed assessments received in respect of all citations received under the act in 2011 is $1,117.  KMP works to promptly abate violations described in the citations. We do not believe any of such citations or the matters giving rise to such citations will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Barstow, California

The United States Department of the Navy has alleged that historic releases of methyl tertiary-butyl ether, or MTBE from Calnev’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev; and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system. Although Calnev believes that it has meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA) Removal Action to reimburse the Navy for $0.5 million in past response actions.

Westridge Release, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding

Kinder Morgan, Inc. Form 10-Q

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

Kinder Morgan Canada, Inc. commenced a lawsuit against the parties it believes were responsible for the third party strike, and a number of other parties have commenced related actions.  All of the outstanding litigation was settled without assignment of fault on April 8, 2011.  Kinder Morgan Canada has recovered the majority of its expended costs in responding to the third party strike.

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans Mountain L.P. The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act. A trial has been scheduled to commence in October 2011. KMP is of the view that the charges have been improperly laid against it, and it continues to vigorously defend against them.

Rockies Express Pipeline LLC Indiana Construction Incident

In April 2009, Randy Gardner, an employee of Sheehan Pipeline Construction Company (a third-party contractor to Rockies Express and referred to in this note as Sheehan Construction) was fatally injured during construction activities being conducted under the supervision and control of Sheehan Construction. The cause of the incident was investigated by Indiana OSHA, which issued a citation to Sheehan Construction. Rockies Express was not cited in connection with the incident.

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

Kinder Morgan, Inc. Form 10-Q

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

On December 2, 2010 a Notice of Appeal of the Kansas trial court’s approval of the settlement was filed by Ernest Browne, Jr., a former owner of 185 shares of Kinder Morgan Kansas, Inc., in the Court of Appeals for the State of Kansas at Case No. 11-105562-A.  Browne filed an amended Notice of Appeal on January 7, 2011.  On March 30, 2011, Browne filed a Stipulation of Dismissal of his appeal which was entered by the Kansas Court of Appeals on March 31, 2011, ending the appeal of this matter. On April 11, 2011, the Kansas trial court entered an order noting that the settlement of these consolidated cases was now final and effective.

In February 2011, we entered into a $45.8 million settlement agreement with our Directors and Officers insurance policy insurers (Insurers) regarding certain coverage for the above litigation.  The Insurers made payments of $45.8 million to us in March of 2011 and we recognized a gain for that amount in the caption “General and administrative expense” in our accompanying consolidated statement of income in the first quarter of 2011.

NGPL 2011 Budget Arbitration

On April 4, 2011, Natural Gas Pipeline Company of America LLC (NGPL) acting by and through its Myria Holdings, Inc. controlled Board of Directors, filed a notice initiating arbitration against Kinder Morgan Kansas, Inc. (KMI) pursuant to the terms of the February 2008 Operations and Reimbursement Agreement (O&R Agreement). NGPL alleges that KMI, as Operator of NGPL, has breached the O&R Agreement relating to KMI’s proposed allocation of certain general and administrative expenses (G&A Costs) as determined by KMI and set forth in the Proposed 2011 Budget submitted in November 2010. The NGPL Board rejected the Proposed 2011 Budget, suggested that G&A Costs budgeted to NGPL should be considerably lower, and also questioned certain other direct costs set forth in the Proposed 2011 Budget. KMI asserts that it determined the amount of G&A Costs and direct costs budgeted to NGPL for 2011 as required by and in accordance with the terms of the O&R Agreement. We intend to vigorously defend our position and have asserted that we are entitled to complete indemnification from NGPL of our costs, fees and expenses incurred in connection with this arbitration. The parties are currently engaged in discovery. We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners. As of March 31, 2011 and December 31, 2010, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $106.0 million and $169.8 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. The overall change in the reserve from December 31, 2010 includes a $63.0 million payment by KMP (for transportation rate settlements on KMP’s Pacific operations’ pipelines) in March 2011 that reduced the liability. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Kinder Morgan, Inc. Form 10-Q

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

In December 2010, KMLT and Plains Products entered into an agreement in principle with the New Jersey Department of Environmental Protection for settlement of the state’s alleged natural resource damages claim. Currently, a Consent Judgment is being finalized subject to public notice and comment and court approval. The tentative natural resource damage settlement includes a monetary award of $1.1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement.  Currently, KMLT and Plains Products are working on a settlement agreement that will determine each parties’ relative share of responsibility to the NJDEP under the Consent Judgment noted above. We anticipate a final Consent Judgment during second quarter 2011. The settlement with the state does not resolve the original complaint brought by Exxon Mobil. There is no trial date set.

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

Kinder Morgan, Inc. Form 10-Q

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

Notice of Proposed Debarment

In April 2011, we received Notices of Proposed Debarment from the United States Environmental Protection Agency’s Suspension and Debarment Division, referred to in this Note as the EPA SDD.  The Notices propose the debarment of Kinder Morgan Energy Partners, L.P., Kinder Morgan, Inc., Kinder Morgan G.P., Inc., and Kinder Morgan Management, LLC, along with four of KMP’s subsidiaries, from participation in future federal contracting and assistance activities.  The Notices allege that certain of the respondents’ past environmental violations indicate a lack of present responsibility warranting debarment.  Our objective is to fully comply with all applicable legal requirements and to operate our assets in accordance with our processes, procedures and compliance plans.  We are performing better than industry averages in our incident rates and in our safety performance, all of which is publicly reported on our website.  We take environmental compliance very seriously, and look forward to demonstrating our present responsibility to the EPA SDD through this administrative process and to resolving this matter in a cooperative fashion.  We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of March 31, 2011, we have accrued an environmental reserve of $79.3 million, and we believe that these pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. In

Kinder Morgan, Inc. Form 10-Q

addition, as of March 31, 2011, we have recorded a receivable of $7.4 million for expected cost recoveries that have been deemed probable. As of December 31, 2010, our environmental reserve totaled $79.8 million and our estimated receivable for environmental cost recoveries totaled $8.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes, (ii) groundwater and land use near our sites and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

12.  Regulatory Matters

Natural Gas Pipeline Expansion Filings

Kinder Morgan Interstate Gas Transmission Pipeline – Franklin to Hastings Expansion Project

KMIGT has filed a prior notice request to expand and replace certain mainline pipeline facilities to create up to 10,000 dekatherms per day of firm transportation capacity to serve an ethanol plant located near Aurora, Nebraska.  The estimated cost of the proposed facilities is $18.6 million.  The project was constructed and went into service on April 14, 2011.

Trailblazer Pipeline - Order Rejecting Tariff Record and Denying Waiver

On April 28, 2011, the FERC issued an Order Rejecting Tariff Record and Denying Waiver in Trailblazer Pipeline Company LLC’s annual fuel tracker filing at Docket No. RP11-1939-000.  The order requires Trailblazer to make a compliance filing for its annual Expansion Fuel Adjustment Percentage (EFAP) pursuant to its tariff.  In the past two annual tracker filings, Trailblazer received authorization by the FERC to defer collection of its fuel deferred account until a future period by granting a waiver of various fuel tracker provisions.  In its most recent annual filing, Trailblazer again asked for tariff waivers that would defer the collection of its fuel deferred account to a future period, which the FERC denied.  The effect of the FERC denying Trailblazer’s request for the tariff waivers is that Trailblazer must file a revised EFAP that reflects a fuel rate that is required for Trailblazer to collect both its current and deferred fuel costs from shippers.  Certain shippers under their interpretation of their contracts have claimed that they are not required to contribute fuel in-kind in excess of fuel caps contained in their respective negotiated rate agreements.  If the shippers are successful, Trailblazer will be at risk for the recovery of a portion of its fuel costs.  We do not expect this matter to have a material adverse impact on our business, financial position, results of operations or cash flows.

Products Pipelines and Natural Gas Pipelines Regulatory Proceedings

For information on our pipeline regulatory proceedings, see Note 11 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings” and “—California Public Utilities Commission Proceedings.”

13. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates that we adopted and that became effective January 1, 2011 had a material impact on our consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

14.  Reconciliation of Significant Asset Balances

The following is a reconciliation between KMP’s significant asset balances as reported in KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and our consolidated asset balances as shown on our accompanying consolidated balance sheets (in millions):

	March 31, 2011	December 31, 2010
Property, plant and equipment, net–KMP	$14,695.5	$14,603.9
Purchase accounting adjustments associated with our investment in KMP	2,412.2	2,445.2
Property, plant and equipment, net–Kinder Morgan Kansas, Inc.	26.0	21.6
Property, plant and equipment, net	$17,133.7	$17,070.7
Investments–KMP	$3,903.0	$3,886.0
Purchase accounting adjustments associated with our investment in KMP	138.3	139.3
Investments–Kinder Morgan Kansas, Inc.	269.1	265.8
Investments	$4,310.4	$4,291.1
Goodwill–KMP	$1,229.4	$1,233.6
Purchase accounting adjustments associated with our investment in KMP	3,597.4	3,597.3
Goodwill	$4,826.8	$4,830.9

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI” or the “Company” are intended to mean Kinder Morgan, Inc. and our consolidated subsidiaries including Kinder Morgan Kansas, Inc.

On February 16, 2011, we completed a $3.3 billion initial public offering of 109,786,590 shares of our common stock, which included the underwriters’ option to purchase an additional 14,319,990 shares.  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering. The class of common stock sold in the offering was our Class P common stock, which is sometimes referred to herein as our “common stock.” Our then existing investors prior to the initial public offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.” Our common stock now trades on the New York Stock Exchange under the symbol “KMI.” For additional information on our first quarter equity transactions, see Note 5 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

Our assets that generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in Kinder Morgan Energy Partners, L.P. (KMP), approximately 11% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC. Approximately 98.6% of the distributions we received from our subsidiaries for the three months ended March 31, 2011 were attributable to KMP.

Our business model, through our ownership and operation of energy related assets and through our ownership of the general partner of KMP and Kinder Morgan Management, LLC’s (KMR) management of KMP’s operations, is built to support two principal components:

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

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including our Kinder Morgan Canada–KMP business segment, the Canadian portion of the Cochin Pipeline, and bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S.: Canadian dollar exchange rates. To help understand our reported operating results, all of the following references to “foreign currency effects” or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar. The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

The profitability of our refined petroleum products pipeline transportation business is generally driven by the volume of refined petroleum products that we transport and the prices we receive for our services. Transportation volume levels are primarily driven by the demand for the refined petroleum products being shipped or stored. Demand for refined petroleum products tends to track in large measure demographic and economic growth, and with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable. Because of that, we seek to own refined petroleum products pipelines located in, or that transport to, stable or growing markets and population centers. The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index.

Kinder Morgan, Inc. Form 10-Q

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity. Similarly, in the Texas Intrastate Pipeline business, we have long-term transport and sales requirements with minimum volume payment obligations which secure approximately 75% of our sales and transport margins in that business.  Therefore, where we have long-term contracts, we are not exposed to short-term changes in commodity supply or demand. However, as contracts expire, we do have exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2010, the remaining average contract life of KMP’s natural gas transportation contracts (including its intrastate pipelines) was approximately nine years.

The CO2 sales and transportation business, like the natural gas pipelines business, has primarily fixed-fee contracts with minimum volume requirements, which as of December 31, 2010, had a remaining average contract life of 4.7 years. On a volume-weighted basis, approximately 76% of KMP’s contractual volumes are based on a fixed fee, and 24% fluctuates with the price of oil. In the long-term, our success in this business is driven by the demand for carbon dioxide. However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts. In the CO2–KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add. In that regard, our production during any period is an important measure. In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products. Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil. KMP’s realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $68.78 per barrel in the first quarter of 2011, and $60.50 per barrel in the first quarter of 2010.  Had KMP not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $90.76 per barrel in the first quarter of 2011, and $76.42 per barrel in the first quarter of 2010.

The factors impacting the Terminals–KMP business segment generally differ depending on whether the terminal is a liquids or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored. As with our refined petroleum products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored. While we handle and store a large variety of products in our bulk terminals, the primary products are coal, petroleum coke, and steel. For the most part, we have contracts for this business that have minimum volume guarantees and are volume based above the minimums. Because these contracts are volume based above the minimums, our profitability from the bulk business can be sensitive to economic conditions. Our liquids terminals business generally has longer-term contracts that require the customer to pay regardless of whether they use the capacity. Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand. Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts (which is typically approximately three to four years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow (see” —Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods. Continuing its history of making accretive acquisitions and economically advantageous expansions of existing businesses, in the full year 2010, KMP invested approximately $2.5 billion for both strategic business acquisitions and expansions of existing assets, and in the first quarter of 2011, it invested an additional $65.9 million.  KMP’s capital investments have helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.8%, 8.1%, and 7.0%, respectively, for the one-year,

Kinder Morgan, Inc. Form 10-Q

three-year, and five-year periods ended December 31, 2010.

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its ability to successfully complete acquisitions and expansions. We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it has budgeted approximately $1.4 billion for its 2011 capital expansion program, including small acquisitions and investment contributions. Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control. Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions. As a master limited partnership, KMP distributes all of its available cash and it accesses capital markets to fund acquisitions and asset expansions. Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required. For a further discussion of our liquidity, including KMP’s public debt and equity offerings in the first quarter of 2011; please see “—Financial Condition” below.

Dividend Policy

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

As presented in the table at the end of this section, for the three months ended March 31, 2011, we had cash available to pay distributions of $251.1 million. In 2011, we expect to have cash available to pay dividends of $820 million and we expect to pay quarterly dividends of $0.29 per share (or $1.16 per share on an annualized basis) on our common stock. As discussed below, our dividend for the first quarter of 2011 (payable on May 16, 2011) was prorated for the time we have been public. Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011. As of March 31, 2011, investor retained stock was convertible into a fixed aggregate of 596,102,672 shares of our common stock, which represent 84.3% of our common stock on a fully-converted basis. Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock reduces on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully converted basis is the same before and after the conversion of our investor retained stock.

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

Kinder Morgan, Inc. Form 10-Q

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

On February 11, 2011, our board of directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special cash bonuses (and premium pay) in an aggregate amount of approximately $100 million to certain of our non-senior employees. We expect to pay such bonuses pursuant to the shareholders’ agreement in late May of 2011. No holders of our Class B shares or Class C shares will receive such bonuses.

On April 20, 2011, our board of directors declared a prorated dividend of $0.14 per share for the first quarter of 2011, payable on May 16, 2011, to shareholders of record as of May 2, 2011. The initial dividend was prorated from February 16, 2011, the day that we closed the offering, to March 31, 2011.  Based on a full quarter, the dividend amounts to $0.29 per share ($1.16 annualized).

Cash Available to Pay Dividends
(In millions)

	Three Months Ended March 31,
	2011	2010
KMP distributions to us
From ownership of general partner interest(a)	$284.7	$251.4
On KMP units owned by us(b)	24.5	22.8
On KMR shares owned by us(c)	14.8	12.8
Total KMP distributions to us	324.0	287.0
NGPL PipeCo LLC’s distributions to us	4.4	16.4

Total distributions received	328.4	303.4
General and administrative expenses and sustaining capital expenditures	(2.1)	(0.3)
Interest expense	(75.2)	(74.0)

Cash available to pay dividends before cash taxes	251.1	229.1
Cash taxes	-	0.9

Cash available to pay dividends	$251.1	$230.0
____________
(a)
Based on (i)  KMP distributions of $1.13 and $1.05 per common unit paid in the first quarter of 2011 and 2010, respectively (versus the $1.14 and $1.07 per common unit declared for the first quarter of 2011 and 2010, respectively), (ii) 316.2  million and 298.2 million aggregate common units, Class B units and i-units outstanding as of January 31, 2011 and January 29, 2010, respectively and, (iii) with respect to the 7.9 million common units issued during 2010 that were deemed by us to be issued in connection with financing a portion of the acquisition of KMP’s interests in the KinderHawk joint venture, we as general partner have waived receipt of its related incentive distributions from the second quarter 2010 through 2011.

(b)	Based on 21.7 million KMP units owned by us multiplied by the KMP per unit distribution paid, as outlined in footnote (a) above.
(c)
Assumes that we sold approximately 0.2 million KMR shares that we received as distributions in the first quarter in both 2011 and 2010, at the price used to calculate the number of KMR shares received in the quarterly distributions. We did not sell any KMR shares in the first quarter 2011 or 2010. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

Kinder Morgan, Inc. Form 10-Q

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended March 31,
	2011	2010

Income (loss) from continuing operations(a)	$201.0	$(179.7)
Depreciation, depletion and amortization(a)	256.1	282.3
Amortization of excess cost of equity investments(a)	1.5	1.4
(Earnings) loss from equity investments(a)	(68.4)	374.2
Distributions from equity investments	64.8	49.8
Distributions from equity investments in excess of cumulative earnings	83.6	73.9
KMP certain items(b)	87.8	153.4
KMI purchase accounting(c)	(3.6)	(12.9)
Difference between cash and book taxes	93.1	(97.1)
Difference between cash and book interest expense for KMI	(33.5)	(35.4)
Sustaining capital expenditures(d)	(36.0)	(32.9)
KMP declared distribution on its limited partner units owned by the public(e)	(323.7)	(284.2)
Other(f)	(71.6)	(62.8)

Cash available to pay dividends	$251.1	$230.0
____________
(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. First quarter of 2011 also includes KMP’s portion ($87.1 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with generally accepted accounting principles. However, KMP has no obligation, nor does it expect to pay any amounts in respect to such bonuses. The cost of the $100 million special bonus to non-senior employees will not be borne by our Class P shareholders.  We will pay for the $100 million of special bonuses, which includes the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(c)	Consists of non-cash purchase accounting adjustments related to the Going Private Transaction primarily associated with non-cash income recognized from the revaluation of KMP’s crude hedges.
(d)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.
(e)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(f)
Consists of timing differences between earnings and cash (for example, a lag between when earnings are recognized and distributions are paid, including distributions to us by KMP), the elimination of any earnings from our formerly owned Power segment, KMI certain items, including KMI’s portion ($12.9 million) of the special bonus described in footnote (b) above, and KMP’s cash flow in excess of its distributions.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of generally accepted accounting principles in the United States involves the exercise of varying degrees of judgment. Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revisions become known.

Kinder Morgan, Inc. Form 10-Q

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2010 Form 10-K.  There have not been any significant changes in these policies and estimates during the three months ended March 31, 2011.  Furthermore, with regard to our goodwill impairment testing, there has been no change during the three months ended March 31, 2011 indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

Impact of the Purchase Method of Accounting on Segment Earnings (Loss)

On May 30, 2007, we acquired Kinder Morgan Kansas, Inc. through a wholly owned subsidiary.  See Note 2 of our consolidated financial statements in our 2010 Form 10-K. This transaction is referred to in this report as “the Going Private transaction.” Effective with the closing of the Going Private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the Going Private transaction.

The impacts of the purchase method of accounting on segment earnings (loss) before depreciation, depletion and amortization (EBDA) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP and Natural Gas Pipelines–KMP segments. Where there is an impact to segment EBDA from the Going Private Transaction, the impact is described in the individual business segment discussions, which follow. The effects on EBDA expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007. This revaluation results in changes to depreciation, depletion and amortization expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Unallocable interest and other, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Results of Operations

Consolidated

	Three Months Ended March 31,
	2011	2010	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$180.4	$6.4	$174.0	2,719%
Natural Gas Pipelines–KMP(c)	222.2	220.6	1.6	1%
CO2–KMP(d)	266.5	266.6	(0.1)	-%
Terminals–KMP(e)	174.2	150.5	23.7	16%
Kinder Morgan Canada–KMP	47.9	45.0	2.9	6%
NGPL PipeCo LLC(f)	7.3	(419.6)	426.9	102%
Power(g)	-	1.2	(1.2)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	898.5	270.7	627.8	232%

Depreciation, depletion and amortization expense	(256.1)	(282.3)	26.2	9%
Amortization of excess cost of equity investments	(1.5)	(1.4)	(0.1)	(7)
NGPL PipeCo LLC fixed fee revenue(h)	9.8	11.8	(2.0)	(17	) %
Other revenues	1.0	-	1.0	n/a
General and administrative expense(i)	(180.4)	(115.7)	(64.7)	(56	) %
Unallocable interest and other, net(j)	(174.8)	(155.8)	(19.0)	(12	) %
Income (loss) from continuing operations before income taxes	296.5	(272.7)	569.2	209%
Unallocable income tax (expense) benefit(a)	(95.5)	93.0	(188.5)	(203	) %
Income (loss) from continuing operations	201.0	(179.7)	380.7	212%
Loss from discontinued operations, net of tax	-	(0.2)	0.2	n/a
Net income (loss)	201.0	(179.9)	380.9	212%
Net (income) loss attributable to noncontrolling interests	(46.0)	19.0	(65.0)	(342	) %
Net income (loss) attributable to Kinder Morgan, Inc.	$155.0	$(160.9)	$315.9	196%
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations

Kinder Morgan, Inc. Form 10-Q

and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income tax expense of $0.4 million and income tax benefit of $2.5 million for the three months ended March 31, 2011 and 2010, respectively.

(b)
2011 amount includes a $0.2 million increase in income from unrealized foreign currency gains on long-term debt transactions. Also, 2011 amount includes a $0.1 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments and a $0.5 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions.

(c)
2011 amount includes a $0.4 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $0.9 million unrealized gain on derivative contracts used to hedge forecasted natural gas sales, and a $0.4 million increase in income from certain measurement period adjustments related to the October 1, 2009 natural gas treating business acquisition.

(d)
2011 and 2010 amounts include increases in income of $3.7 million and $5.4 million, respectively, from unrealized gains on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings resulting from valuation adjustments of $4.5 million and $13.4 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2011 amount includes (i) a $4.5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from KMI (KMP does not have any obligation, nor does it expect to pay any amounts related to this expense); (ii) a $2.2 million increase in income from adjustments associated with the sale of the ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; (iii) a $2.0 million increase in expense from casualty insurance deductibles and the write-off of assets related to casualty losses; and (iv) a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal. Also, 2011 amount includes a $0.2 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $0.4 million increase in expense related to storm and flood clean-up and repair activities.

(f)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.
(g)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(h)	See Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.
(i)
Includes unallocated litigation and environmental expenses.  2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees. The cost of this bonus will not be borne by our Class P shareholders. KMI will pay for these bonuses, which includes the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders; (ii) a $0.5 million increase in expense for certain asset and business acquisition costs; (iii) $11.1 million increase of expense associated with our initial public offering; and (iv) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement.  2010 amount includes (i) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; (ii) a $1.4 million increase in expense for certain asset and business acquisition costs; and (iii) a $0.3 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(j)	2011 and 2010 amounts include increases in imputed interest expense of $0.2 million and $0.4 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.

Net income attributable to Kinder Morgan, Inc.’s stockholders totaled $155.0 million in the first quarter of 2011 as compared to a $160.9 million loss in the first quarter of 2010.  Our total revenues for the comparative periods were $2,008.1 million and $2,157.6 million, respectively.

For the comparable first quarter periods, total segment EBDA increased $627.8 million (232%) in 2011; however, this overall increase in earnings included an increase of $579.6 million from the effect of the certain items described in the footnotes to the table above (which combined to increase total segment EBDA by $11.8 million in the first quarter of 2011 and to decrease total segment EBDA by $567.8 million in the first quarter of 2010). The two primary items described in the footnotes to the table above contributing to the $567.8 million decrease in total segment EBDA for 2010 were (i) a $430 million (pre-tax) non-cash impairment charge of our investment in NGPL PipeCo LLC and (ii) a $158 million (pre-tax) expense associated with the Products Pipeline–KMP rate case liability adjustment. The remaining $48.2 million (6%) increase in quarterly segment EBDA resulted from better performance from all five of KMP’s reportable business segments, mainly due to increases attributable to the Terminals-KMP, Products Pipelines-KMP, and CO2-KMP business segments.

Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$225.6	$207.5	$18.1	9%
Operating expenses(a)	(52.3)	(208.9)	156.6	75%
Other expense(b)	-	-	-	-
Earnings from equity investments	7.1	4.5	2.6	58%
Interest income and Other, net(c)	1.3	2.6	(1.3)	(50	) %
Income tax (expense) benefit	(1.3)	0.7	(2.0)	(286	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$180.4	$6.4	$174.0	2,719%

Gasoline (MMBbl)(d)	95.9	93.8	2.1	2%
Diesel fuel (MMBbl)	36.6	32.8	3.8	12%
Jet fuel (MMBbl)	25.6	24.8	0.8	3%
Total refined product volumes (MMBbl)	158.1	151.4	6.7	4%
Natural gas liquids (MMBbl)	6.6	5.9	0.7	12%
Total delivery volumes (MMBbl)(e)	164.7	157.3	7.4	5%
Ethanol (MMBbl)(f)	7.3	7.2	0.1	1%
____________
(a)	2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.
(b)
2011 amount includes a $0.1 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)	2011 and 2010 amounts include increases in income of $0.2 million and $0.5 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.
(d)	Volumes include ethanol pipeline volumes.
(e)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(f)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

For the comparable first quarter periods, the certain items related to the Products Pipelines-KMP business segment and described in the footnotes to the table above accounted for a $157.6 million increase in earnings before depreciation, depletion and amortization expenses in 2011 versus 2010 (combining to increase EBDA by $0.1 million in the first quarter of 2011 and to decrease EBDA by $157.5 million in the first quarter of 2010). Following is information related to the increases and decreases in the segment’s (i) remaining $16.4 million (10%) increase in earnings before depreciation, depletion and amortization; and (ii) $18.1 million (9%) increase in operating revenues:

Three months ended March 31, 2011 versus Three months ended March 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$7.0	80%		$9.7	94%
Pacific operations	4.3	6%		2.1	2%
Southeast Terminals	2.7	17%		4.0	18%
Plantation Pipeline	2.5	24%		n/a	n/a
West Coast Terminals	2.0	11%		3.0	13%
Calnev Pipeline	(1.8)	(12	) %	(1.2)	(7	) %
All others (including eliminations)	(0.3)	(1	) %	0.5	2%
Total Products Pipelines - KMP	$16.4	10%		$18.1	9%

The primary increases and decreases in the Products Pipelines-KMP business segment’s earnings before depreciation, depletion and amortization expenses in the first quarter of 2011 compared to the first quarter of 2010 were attributable to the following:

▪
a $7.0 million (80%) increase in earnings from the Cochin natural gas liquids pipeline system.  The increase was chiefly due to a $9.7 million (94%) increase in operating revenues, driven by an overall 77% increase in throughput volumes. The increase in delivery volume in the first quarter of 2011 was system-wide—West leg

Kinder Morgan, Inc. Form 10-Q

(U.S.) volumes increased due to a higher demand for liquids products related to colder winter weather, and East leg (Canadian) volumes increased due to both an additional shipper and to the exercise of a certain shipper incentive tariff offered in the first quarter of 2011;

▪
a $4.3 million (6%) increase in earnings from the Pacific operations—consisting of a $2.1 million (2%) increase from higher operating revenues and a $2.3 million (9%) increase due to lower combined operating expenses. The increase in revenues was driven by a $3.3 million (12%) increase in fee-based terminal revenues, mainly attributable to a 5% increase in ethanol handling volumes that were due in part to mandated increases in ethanol blending rates in California since the beginning of 2010. The increase in earnings due to lower operating expenses was largely due to incremental product gains of $1.7 million;

▪	a $2.7 million (17%) increase in earnings from the Southeast terminal operations—due primarily to higher product inventory gains relative to the first quarter of 2010;

▪
a $2.5 million (24%) increase in earnings from KMP’s 51%-owned Plantation Pipe Line Company—due to higher net income earned by Plantation in the first quarter of 2011. The increase in Plantation’s earnings was largely associated with both an absence of an expense from the write-off of an uncollectible receivable in the first quarter of 2010, and higher transportation revenues associated with an 18% increase in product delivery volumes;

▪
a $2.0 million (11%) increase in earnings from the West Coast terminal operations—mainly due to higher revenues at the combined Carson/Los Angeles Harbor terminal resulting from the completion of various terminal expansion projects that increased liquids tank capacity since the end of the first quarter of 2010; and

▪
a $1.8 million (12%) decrease in earnings from the Calnev Pipeline—mainly due to a $1.2 million (7%) drop in revenues largely associated with a 14% decrease in ethanol handling volumes relative to the first quarter of 2010. The decrease in volumes was due both to lower deliveries to the Las Vegas market, and to ethanol blending services offered by a competing terminal.

Natural Gas Pipelines–KMP

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues(a)	$1,019.4	$1,236.7	$(217.3)	(18	) %
Operating expenses(b)	(843.7)	(1,051.5)	207.8	20%
Other expense(c)	(0.4)	-	(0.4)	n/a
Earnings from equity investments	47.1	33.8	13.3	39%
Interest income and Other, net	1.1	2.2	(1.1)	(50	) %
Income tax expense	(1.3)	(0.6)	(0.7)	(117	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$222.2	$220.6	$1.6	1%

Natural gas transport volumes (Bcf)(d)	694.4	632.3	62.1	10%
Natural gas sales volumes (Bcf)(e)	191.2	189.0	2.2	1%
____________
(a)	2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.
(b)	2010 amount includes unrealized gains of $0.9 million on derivative contracts used to hedge forecasted natural gas sales.
(c)
2011 amount represents decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group, and for 2011 only, Fayetteville Express Pipeline LLC pipeline volumes.

(e)	Represents Texas intrastate natural gas pipeline group volumes.

For the comparable first quarter periods, the certain items related to the Natural Gas Pipelines-KMP business segment and described in the footnotes to the table above accounted for both a $1.7 million decrease in earnings before depreciation, depletion and amortization expenses and a $0.4 million decrease in revenues in 2011 versus 2010.  Following is information related to the increases and decreases in the segment’s remaining (i) $3.3 million (2%) increase

Kinder Morgan, Inc. Form 10-Q

in earnings before depreciation, depletion and amortization; and (ii) $216.9 million (18%) decrease in operating revenues:

Three months ended March 31, 2011 versus Three months ended March 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$9.7	n/a		$	n/a	n/a
Midcontinent Express Pipeline(a)	4.8	87%			n/a	n/a
Casper and Douglas Natural Gas Processing	2.8	57%			1.6	5%
Texas Intrastate Natural Gas Pipeline Group	2.6	3%			(210.7)	(19	) %
Kinder Morgan Interstate Gas Transmission	(10.6)	(34	) %		(7.1)	(18	) %
Rockies Express Pipeline(a)	(2.3)	(11	) %		n/a	n/a
Trailblazer Pipeline	(2.0)	(16	) %		(0.1)	(1	) %
All others (including eliminations)	(1.7)	(4	) %		(0.6)	(1	) %
Total Natural Gas Pipelines - KMP	$3.3	2%			$(216.9)	(18	) %
____________
(a)
Equity investments.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The overall increase in the Natural Gas Pipelines-KMP segment’s earnings before depreciation, depletion and amortization expenses in the first quarter of 2011 compared to the first quarter of 2010 was due primarily to the following:

▪	incremental equity earnings from KMP’s 50%-owned KinderHawk Field Services LLC, which KMP acquired on May 21, 2010;

▪
incremental equity earnings from KMP’s 50%-owned Midcontinent Express natural gas pipeline system, due primarily to the June 2010 completion of two natural gas compression projects that increased the system’s Zone 1 transportation capacity from 1.5 billion to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 billion to 1.2 billion cubic feet per day;

▪	an increase of $2.8 million (57%) from the Casper Douglas gas processing operations, primarily attributable to higher natural gas processing spreads;

▪	an increase of $2.6 million (3%) from the Texas intrastate natural gas pipeline group, due largely to higher sales and storage margins;

▪
a decrease of $10.6 million (34%) from the Kinder Morgan Interstate Gas Transmission pipeline system, driven by a $4.2 million decrease from lower pipeline net fuel recoveries, and a $4.0 million decrease from lower natural gas transportation and storage services.  Both decreases in earnings were due in part to a 9% drop in system-wide transportation volumes in the first quarter of 2011, due mainly to a negative impact on long-haul deliveries resulting from unfavorable basis differentials;

▪
a decrease of $2.3 million (11%) from KMP’s 50%-owned Rockies Express pipeline system, reflecting lower net income earned by Rockies Express Pipeline LLC.  The decrease in Rockies Express’s earnings was largely due to (i) higher interest expense associated with the securing of permanent financing for its pipeline construction costs (Rockies Express Pipeline LLC issued $1.7 billion aggregate principal amount of fixed rate senior notes in a private offering in March 2010); and (ii) higher expenses associated with the write-off of certain transportation fuel recovery receivables pursuant to a contractual agreement; and

▪
a decrease of $2.0 million (16%) from the Trailblazer pipeline system, mainly attributable to unfavorable cashouts on operating balancing agreements, and partly attributable to both lower base rates as a result of rate case settlements made since the end of the first quarter of 2010, and lower backhaul transportation services relative to the first quarter of 2010.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three month periods of 2011 and 2010 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is

Kinder Morgan, Inc. Form 10-Q

often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs.  In the comparable first quarter periods of 2011 and 2010, the Texas intrastate natural gas pipeline group accounted for 88% and 90%, respectively, of the segment’s revenues, and 94% and 96%, respectively, of the segment’s operating expenses.

CO2–KMP

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues(a)	$345.3	$335.2	$10.1	3%
Operating expenses	(83.6)	(79.1)	(4.5)	(6	) %
Earnings from equity investments	5.8	6.5	(0.7)	(11	) %
Other, net	0.1	-	0.1	n/a
Income tax (expense) benefit	(1.1)	4.0	(5.1)	(128	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$266.5	$266.6	$(0.1)	-%

Southwest Colorado carbon dioxide production (gross)(Bcf/d)(b)	1.3	1.3	-	-%
Southwest Colorado carbon dioxide production (net)(Bcf/d)(b)	0.5	0.5	-	-%
SACROC oil production (gross)(MBbl/d)(c)	28.9	30.0	(1.1)	(4	) %
SACROC oil production (net)(MBbl/d)(d)	24.1	25.0	(0.9)	(4	) %
Yates oil production (gross)(MBbl/d)(c)	21.9	25.6	(3.7)	(14	) %
Yates oil production (net)(MBbl/d)(d)	9.7	11.4	(1.7)	(15	) %
Katz oil production (gross)(MBbl/d)(c)	0.2	0.3	(0.1)	(33	) %
Katz oil production (net)(MBbl/d)(d)	0.2	0.3	(0.1)	(33	) %
Natural gas liquids sales volumes (net)(MBbl/d)(d)	8.3	9.7	(1.4)	(14	) %
Realized weighted average oil price per Bbl(e)(f)	$68.78	$60.50	$8.28	14%
Realized weighted average natural gas liquids price per Bbl(f)(g)	$60.93	$55.06	$5.87	11%
____________
(a)
2011 and 2010 amounts include unrealized gains of $3.7 million and $5.4 million, respectively, on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings resulting from valuation adjustments of $4.5 million and $13.4 million, respectively, primarily related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.
(c)	Represents 100% of the production from the field. KMP owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.
(d)	Net to KMP, after royalties and outside working interests.
(e)	Includes all of KMP’s crude oil production properties.
(f)	Hedge gains/losses for crude oil and natural gas liquids are included with crude oil.
(g)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third party processing agreements.

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and Sales and Transportation Activities.

For the comparable first quarter periods, the certain items related to unrealized gains and valuation adjustments on the derivative contracts described in footnote (a) to the table above increased revenues and earnings before depreciation, depletion and amortization by $8.2 million in the first quarter of 2011 and by $18.8 million in the first quarter of 2010.  The quarter-to-quarter decrease in the certain items accounted for a $10.6 million decrease for the first quarter of 2011 in both segment revenues and segment earnings before depreciation, depletion and amortization expenses when compared to the first quarter of 2010. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2011 and 2010, in the segment’s remaining (i) $10.5

Kinder Morgan, Inc. Form 10-Q

million (4%) increase in earnings before depreciation, depletion and amortization; and (ii) $20.7 million (7%) increase in operating revenues:

Three months ended March 31, 2011 versus Three months ended March 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$5.3	3%	$11.9	5%
Sales and Transportation Activities	5.2	8%	13.9	19%
Intrasegment eliminations	-	-	(5.1)	(41	) %
Total CO2 - KMP	$10.5	4%	$20.7	7%

The $5.3 million (3%) increase in earnings in the first quarter of 2011 from the segment’s oil and gas producing activities, which include the operations associated with KMP’s ownership interests in oil-producing fields and natural gas processing plants, was due to the following:

▪
an increase of $11.9 million (5%) due to higher operating revenues, driven by an $11.2 million (6%) increase in crude oil sales revenues.  The overall increase in sales revenues was due to higher average realizations for U.S. crude oil (from an average realization of $60.50 per barrel in the first quarter of 2010 compared with $68.78 per barrel in the first quarter of 2011), and was partially offset by a decrease in crude oil sales volumes of 7% (due to a year-over-year decline in production); and

▪
a decrease of $6.6 million (9%) due to higher combined operating expenses, driven by a $7.0 million (14%) increase in operating and maintenance expenses resulting from higher carbon dioxide supply expenses, primarily due to initiating carbon dioxide injections into the Katz field, and from higher prices charged by the industry’s material and service providers (for items such as outside services, maintenance, and well workover services), which impacted rig costs, other materials and services, and capital and exploratory costs.

The overall $5.2 million (8%) quarter-to-quarter increase in earnings from the segment’s sales and transportation activities in 2011 compared to 2010 was mainly due to the following:

▪
an increase of $13.9 million (19%) due to higher combined operating revenues, driven by a $13.0 million (26%) increase in carbon dioxide sales revenues.  Average carbon dioxide sales price increased 25% in the first quarter of 2011 (from $1.00 per thousand cubic feet in first quarter 2010 to $1.25 per thousand cubic feet in first quarter 2011), due largely to the fact that a portion of the carbon dioxide sales contracts are indexed to oil prices which have increased relative to the first quarter of last year;

▪
a decrease of $5.1 million (127%) due to higher income tax expenses, due primarily to decreases in expense in the first quarter of 2010 due to favorable Texas margin tax liability adjustments related to the expensing of previously capitalized carbon dioxide costs; and

▪
a decrease of $2.9 million (21%) due to higher operating expenses, associated mainly with both higher carbon dioxide supply expenses, and higher labor expenses that resulted from a decrease in the amount of labor capitalized to construction projects when compared to the first quarter of last year.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$331.7	$304.1	$27.6		9%
Operating expenses(a)	(167.2)	(155.9)	(11.3)		(7	) %
Other income(b)	(0.1)	1.3	(1.4)		(108	) %
Earnings from equity investments	2.1	0.2	1.9		950%
Other, net	0.7	0.9	(0.2)		(22	) %
Income tax benefit (expense)(c)	7.0	(0.1)	7.1		n/m
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$174.2	$150.5	$23.7		16%

Bulk transload tonnage (MMtons)(d)	23.7	21.4	2.3		11%
Ethanol (MMBbl)	15.7	15.5	0.2		1%
Liquids leaseable capacity (MMBbl)	58.8	57.9	0.9		2%
Liquids utilization %	94.4%	96.4%	(2.0	) %	(2	) %
__________
n/m – not meaningful

(a)
2011 amount includes (i) a combined $1.5 million increase in expense at the Carteret, New Jersey liquids terminal, associated with fire damage and repair activities, and the settlement of a certain litigation matter; (ii) a $0.7 million increase in expense associated with the sale of the ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; and (iii) a $0.1 million increase in expense associated with the write-off of assets related to casualty losses. 2010 amount includes a $0.4 million increase in expense related to storm and flood clean-up and repair activities.

(b)
2011 amount includes both a $1.0 million gain from adjustments associated with the sale of the ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009, and a $1.0 million loss from the write-off of assets related to casualty losses. Also, 2011 amount includes a $0.2 million decrease in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $4.5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us (KMP does not have any obligation, nor does it expect to pay any amounts related to this expense), and a $1.9 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of the ownership interest in the boat fleeting business described in both footnotes (a) and (b) and in Note 3 to our 2010 Form 10-K.

(d)	Volumes for acquired terminals are included for both periods.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. KMP groups the bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows the management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

For the comparable first quarter periods, the certain items related to the Terminals–KMP business segment and described in the footnotes to the table above accounted for a $4.3 million increase in earnings before depreciation, depletion and amortization expenses in 2011 versus 2010 (combining to increase EBDA by $3.9 million in the first quarter of 2011 and to decrease EBDA by $0.4 million in the first quarter of 2010).

In addition, in both 2011 and 2010, KMP acquired certain terminal assets and businesses in order to gain access to new markets or to complement and/or enlarge the existing terminal operations, and combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $4.0 million, revenues of $4.5 million, operating expenses of $2.2 million, and equity earnings of $1.7 million in the first quarter of 2011.  All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in the first quarter of 2011, and do not include increases or decreases during the same months KMP owned the assets in 2010.  For more information about the terminal assets and operations KMP acquired in the first quarter of 2011, see Note 2 “Investments, Acquisitions, Joint Ventures and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report.  For more information about the 2010 Terminal acquisitions, see Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities” to our consolidated financial statements included in our 2010 Form 10-K.

Kinder Morgan, Inc. Form 10-Q

Following is information, for the comparable three month periods of 2011 and 2010, related to the segment’s remaining (i) $15.4 million (10%) increase in earnings before depreciation, depletion and amortization; and (ii) $23.1 million (8%) increase in operating revenues.  These changes represent increases and decreases in terminal results at various locations for all terminal operations owned during identical periods in both 2011 and 2010.

Three months ended March 31, 2011 versus Three months ended March 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$9.0	25%		$10.0	21%
Southeast	2.9	26%		2.0	8%
Ethanol	2.3	34%		1.5	14%
Mid-Atlantic	2.1	19%		4.8	19%
All others (including intrasegment eliminations and unallocated income tax expenses)	(0.9)	(1	) %	4.8	2%
Total Terminals - KMP	$15.4	10%		$23.1	8%

The earnings increase from the Gulf Liquids terminals was driven by higher liquids revenues, mainly due to new and renewed customer agreements at higher rates.  Including all terminals, KMP increased the liquids terminals’ leasable capacity by 0.9 million barrels (1.6%) since the end of the first quarter last year, via both terminal acquisitions and completed terminal expansion projects.

The increase in earnings before depreciation, depletion and amortization from the Southeast region terminals was driven by a $2.0 million increase in earnings from the Shipyard River Terminal, located in Charleston, South Carolina.  Shipyard’s earnings increase was driven by a $1.7 million increase in operating revenues, due mostly to higher cement revenue, increased salt handling, and higher storage fees.

The increase in earnings from the Ethanol terminals includes (i) incremental earnings of $0.7 million from the unit train terminal facility located in Richmond, California, which began operations in March 2010; and (ii) incremental earnings of $1.4 million from the ethanol handling train terminals KMP acquired from US Development Group LLC in January 2010 (the operating results for each of these facilities are not included in the incremental amounts from acquired operations described above).

The overall increase in earnings from the terminals included in the Mid-Atlantic region was driven by a $3.3 million increase from the Pier IX terminal, located in Newport News, Virginia.  Its earnings increase was driven by higher shipments of coal consistent with the ongoing domestic economic recovery and with growth in the export market due to greater foreign demand for U.S. metallurgical coal.  Coal transload volumes at Pier IX increased 75% in the first quarter of 2011, and for all terminals combined, coal volumes increased 23%, when compared to the first quarter of 2010.

Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$75.6	$59.8	$15.8	26%
Operating expenses	(26.4)	(19.5)	(6.9)	(35	) %
Earnings from equity investments	(1.0)	0.4	(1.4)	(350	) %
Interest income and Other, net	3.4	5.8	(2.4)	(41	) %
Income tax expense	(3.7)	(1.5)	(2.2)	(147	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$47.9	$45.0	$2.9	6%

Transport volumes (MMBbl)(a)	26.7	23.8	2.9	12%
____________
(a)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada-KMP business segment includes the operations of the Trans Mountain, and Jet Fuel pipeline systems, and the one-third ownership interest in the Express crude oil pipeline system.  For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three month

Kinder Morgan, Inc. Form 10-Q

periods of 2011 and 2010, in the segment’s (i) $2.9 million (6%) increase in earnings before depreciation, depletion and amortization and (ii) $15.8 million (26%) increase in operating revenues:

Three months ended March 31, 2011 versus Three months ended March 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$4.5	11%		$15.7	27%
Express Pipeline	(1.3)	(32	) %	n/a	n/a
Jet Fuel Pipeline	(0.3)	(23	) %	0.1	5%
Total Kinder Morgan Canada - KMP	$2.9	6%		$15.8	26%

The overall increase in Trans Mountain’s earnings before depreciation, depletion and amortization in the first quarter of 2011 compared to the first quarter of 2010 was driven by higher revenues, primarily due to favorable impacts from a negotiated pipeline toll settlement agreement, which became effective on January 1, 2011.  Trans Mountain also reported an overall 12% increase in pipeline throughput volumes, benefitting mostly from higher volumes on its Puget Sound pipeline system, which delivers Canadian crude oil from Trans Mountain’s mainline pipeline at Abbotsford, British Columbia to refineries located in Washington State.

The decrease in earnings from the investment in the Express pipeline system related primarily to lower equity earnings as a result of lower net income earned by Express in the first quarter of 2011.  Foreign currency effects—primarily reflecting noncash losses on balance sheet remeasurement—decreased Express’ net income in the first quarter of 2011, compared with the first quarter of 2010.

NGPL PipeCo LLC

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except percentages)
Earnings (loss) from equity investments(a)	$7.3	$(419.6)	$426.9	102%
____________
(a)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.

The first quarter 2010 includes a non-cash impairment charge of $430.0 million. Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the remaining decrease of $3.1 million (30%) in our equity earnings for the first quarter of 2011, when compared to the first quarter of 2010.

For the first quarter of 2011, NGPL PipeCo LLC’s net income before impairment charges decreased by $15.6 million (30%) from $52.3 million for 2010 to $36.7 million for 2011. Results for 2011, relative to 2010, were negatively impacted by a $20.3 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales), primarily attributable to reduced net fuel collections resulting, in part, from the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 2 to our consolidated financial statements included elsewhere in this report). The reduced gross margin contributed to a $9.2 million reduction to NGPL's income tax expense between the comparable periods.

Kinder Morgan, Inc. Form 10-Q

Other

	Three Months Ended March 31,
	2011	2010	increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(8.8)	$14.6	$(23.4)	(160	) %
KMP general and administrative expense(c)	189.2	101.1	88.1	87%
Consolidated general and administrative expense	$180.4	$115.7	$64.7	56%

KMI interest expense, net of interest income	$42.0	$39.1	$2.9	7%
KMP interest expense, net of interest income(d)	126.7	111.5	15.2	14%
Other, net(e)	6.1	5.2	0.9	17%
Unallocable interest expense and other, net	$174.8	$155.8	$19.0	12%

KMR noncontrolling interests	$9.2	$(3.8)	$13.0	342%
KMP noncontrolling interests	37.0	(15.1)	52.1	345%
Other noncontrolling interests	(0.2)	(0.1)	(0.1)	(100	) %
Net income (loss) attributable to noncontrolling interests	$46.0	$(19.0)	$65.0	342%
____________

(a)
2011 amount includes (i) $45.8 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) $11.1 million of expense associated with our initial public offering; and (iii) KMI’s portion ($12.9 million) of a $100 million special bonus to non-senior employees. The cost of this bonus will not be borne by KMI’s Class P shareholders. KMI will pay for the $100 million of special bonuses, which includes the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders. See also footnote (c) below.

(b)
For the first quarter of 2011 and 2010, the NGPL PipeCo LLC general and administrative reimbursement of $9.8 million and fixed fee revenues of $11.8 million, respectively, have been recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income. Also, see Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.

(c)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services.  First quarter 2011 amount includes (i) an increase in expense of $87.1 million allocated from us to KMP which KMP is required to recognize in accordance with generally accepted accounting principles (however, KMP has no obligation, nor does KMP expect to pay any amounts related to this expense) related to a special bonus expense discussed in footnote (a) above and (ii) a $0.5 million increase in expense for certain KMP business and acquisition costs. First quarter 2010 amount includes (i) a $1.6 million increase in KMP legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; (ii) a $1.4 million increase in expense for certain KMP asset and business acquisition costs; and (iii) a $0.3 million decrease in expense related to KMP capitalized overhead costs associated with the 2008 hurricane season.

(d)	First quarter 2011 and 2010 amounts include increases in imputed interest expense of $0.2 million and $0.4 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(e)	“Other, net” primarily represents an offset to noncontrolling interests and interest income shown above and included in segment earnings.

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

For the comparable first quarter periods, the certain items described in (a) to the table above decreased KMI’s general and administrative expenses by $21.8 million. The remaining $1.6 million decrease (11%) is primarily due to a decrease in corporate legal expenses.

For the comparable first quarter periods, the certain items described in footnote (c) to the table above increased KMP’s general and administrative expenses by $84.9 million when compared with 2010. The remaining $3.2 million (3%) quarter-to-quarter increase in expense includes increases and decreases in various KMP operational expenses, including (i) higher KMP employee benefit and payroll tax expenses, due mainly to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force; (ii) higher KMP labor expenses, primarily due to a larger year-over-year labor force; and (iii) lower overall KMP corporate insurance expenses, due

Kinder Morgan, Inc. Form 10-Q

primarily to higher premium taxes and higher captive insurance adjustments recorded in the first quarter of 2010.

In the table above, we report our unallocable interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (d) to the table above, the combined unallocable interest expense, net of interest income, increased $18.3 million (12%) in the first quarter of 2011 when compared to the first quarter of 2010. The increase in interest expense was primarily due to higher average KMP debt balances in 2011, and partly due to a small increase in KMP’s weighted average interest rate, when compared to the first quarter last year (from 4.32% during the first quarter of 2010 to 4.44% during the first quarter of 2011).  KMP’s average borrowings for the first quarter of 2011 increased 8% from the comparable prior year period, largely due to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the first quarter of 2010. The increase in KMI interest expense was primarily due to a 9% increase in average borrowings between the comparable periods, primarily due to the $200 million Going Private litigation settlement in the fourth quarter of 2010.

As of March 31, 2011, approximately 34% of Kinder Morgan Kansas, Inc.’s and 49% of KMP’s debt balances of $3,245.7 million and $11,748.8 million, respectively, (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, increased $65 million (342%) for the first quarter of 2011 as compared to the first quarter of 2010. The increase is primarily due to a 2010 reduction in net income from our consolidated subsidiaries primarily relating to KMP’s $158 million (pre-tax) expense associated with rate case liability adjustments.

Income Taxes

Our total tax expense from continuing operations for the three months ended March 31, 2011 was approximately $95.9 million, as compared to a tax benefit of $95.5 million for the same period in 2010.  The $191.4 million increase in tax expense is due primarily to (i) the tax impact of significantly higher pretax earnings in 2011 (primarily due to a $430 million (pre-tax) impairment of our investment in NGPL PipeCo LLC recorded in the first quarter of 2010) and (ii) adjustments recorded for the Company’s uncertain tax positions.  These increases were partially offset by a greater net effect in Q1 of 2011 of consolidating KMP’s income tax provision.  Our effective tax rate for the three months ended March 31, 2011 was 32.3% from continuing operations as compared to 34.7% for the same period in 2010.

Financial Condition

General

As of March 31, 2011, we believe our balance sheet and liquidity positions remained strong.  Our combined cash and cash equivalents on hand at March 31, 2011 was $189.5 million. We believe that we and our subsidiaries and investments, including KMP, have liquidity and access to financial resources sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects, along with payment of our dividends and KMP’s distributions.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures which do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our quarterly dividends to our shareholders. Our cash requirements continue to be met through cash from our operations, KMP’s borrowings under its senior unsecured revolving bank credit facility, KMP’s issuance of long-term notes or additional common units, or the proceeds from purchases of additional KMP’s i-units by KMR with the proceeds from issuances of additional KMR shares, borrowings under Kinder Morgan Kansas, Inc.’s secured revolving bank credit facility and Kinder Morgan Kansas, Inc.’s issuance of long-term senior notes.

Credit Ratings and Capital Market Liquidity

As part of KMP's financial strategy, it tries to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional KMP limited partner units in connection with its acquisitions and expansion

Kinder Morgan, Inc. Form 10-Q

activities in order to maintain acceptable financial ratios. The major debt rating agencies routinely evaluate KMP’s outstanding debt, and its cost of borrowing can increase or decrease depending on these debt ratings.  Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively.

On February 22, 2011, Moody’s revised its outlook on KMP’s long-term credit rating to stable from negative, affirmed its long-term credit rating at Baa2, and upgraded its short-term credit rating to Prime-2 from Prime-3.  The rating agency’s revisions reflected its expectations that KMP’s outstanding debt balance and overall capital structure should improve over the next year due largely to higher expected cash flows associated with both completed construction on the Rockies Express, Midcontinent Express, Fayetteville Express and Kinder Morgan Louisiana natural gas pipeline systems, and the businesses and investments KMP acquired during 2010.  For additional information about KMP’s 2010 capital expenditures, acquisition expenditures, and investment contributions, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2010 Form 10-K.

As a result of this upward revision to KMP’s short-term credit rating, it currently has broader access to the commercial paper market that was not available prior to this rating change, and therefore, KMP expects that its short-term liquidity needs will be met primarily through borrowings under its commercial paper program.  Nevertheless, KMP’s ability to satisfy its financing requirements or fund planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Additionally, some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  These financial problems may arise from current global economic conditions, changes in commodity prices or otherwise.  KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers.  KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on their obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, KMP believes it has provided adequate allowance for such customers.

Short-term Liquidity

Our principal sources of short-term liquidity are Kinder Morgan Kansas, Inc.’s revolving bank credit facility, KMP’s revolving bank credit facility and cash provided by operations. The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its $2.0 billion short-term commercial paper program. KMP’s facility can be amended to allow for borrowings up to $2.3 billion. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our bank credit facilities (discussed following). Additionally, we have consistently generated strong cash flow from operations.  In the first quarters of 2011 and 2010, we generated $478.5 million and $438.7 million, respectively, of cash from operating activities (the period-to-period increase is discussed below in “—Operating Activities”).

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

	At March 31, 2011
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
Kinder Morgan Kansas, Inc.
$1.0 billion, six-year secured revolver, due May 2013	$365.0	$594.4

KMP
$2.0 billion, three-year unsecured revolver, due June 2013	$343.0	$1,420.2

Kinder Morgan, Inc. Form 10-Q

Our combined balance of short-term debt as of March 31, 2011 was $1,701.2 million, primarily consisting of (i) $365.0 million in outstanding borrowings under Kinder Morgan Kansas, Inc.’s senior secured credit facility; (ii) $500.0 million in principal amount of KMP’s 9.00% senior notes that mature February 1, 2019 but that KMP may be required to repurchase on February 1, 2012, pursuant to certain repurchase provisions contained in the bond indenture; (iii) $450.0 million in principal amount of KMP’s 7.125% senior notes that mature March 15, 2012 and (iv) $343.0 million of commercial paper under KMP’s bank credit facility. As of December 31, 2010, our combined outstanding short-term debt was $2,013.3 million. We, and KMP, intend to refinance our current short-term debt through a combination of long-term debt, equity and bank credit facility borrowings, and for KMP, additional commercial paper borrowings.  Additionally, KMP could replace maturing commercial paper and current maturities of long-term debt with additional bank credit facility borrowings.

We had working capital deficits (current assets minus current liabilities) of $2,108.2 million as of March 31, 2011 and $1,857.2 million as of December 31, 2010. The unfavorable change from year-end 2010 was primarily due to (i) an increase in accrued other current liabilities in the first quarter of 2011, driven by a $100 million (pre-tax) special bonus expense and (ii) a $98.4 million decrease in the net asset value of KMP’s derivative contracts used to hedge energy commodity cash flows. The cost of the $100 million special bonus to non-senior employees will not be borne by our Class P shareholders. We will pay for these bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).  As a result, our working capital balance could return to a surplus in future periods.  A working capital deficit is not unusual for us or for other companies similar in size and scope to us, and we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets and committed lines of credit to satisfy current liabilities and maturing obligations when they come due.

Long-term Financing

From time to time, Kinder Morgan Kansas, Inc. or KMP issues long-term debt securities, often referred to as senior notes.  All of the senior notes of Kinder Morgan Kansas, Inc. or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  All of these outstanding senior notes are unsecured obligations that rank equally with all of the other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries.  Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.  For additional information on debt related transactions in the first quarter of 2011, including issuances of senior notes, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report.

As of March 31, 2011 and December 31, 2010, the balances of Kinder Morgan Kansas, Inc. and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion, purchase accounting adjustments on the carrying value of our debt and KMP’s debt and the preferred interest in the general partner of KMP, but excluding the value of interest rate swaps was $2,880.7 million and $3,630.1 million, respectively. These balances included net unamortized purchase accounting adjustments, increasing the debt balances by $36.9 million and $37.5 million at March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011 and December 31, 2010, the balances included in our accompanying consolidated balance sheets of the various series of KMP and its subsidiaries’ various long-term borrowings, including the current portion and excluding the value of interest rate swaps, was $11,405.8 million and $11,017.7 million, respectively. For additional information regarding our and our subsidiaries’ debt securities, including KMP and its subsidiaries, see Note 8 “Debt” to our consolidated financial statements included in our 2010 Form 10-K.

We and our subsidiaries, including KMP, are subject, however, to conditions in the equity and debt markets and there can be no assurance we will be able or willing to access the public or private markets for equity and/or long-term senior notes in the future.  If we were unable or unwilling to access the equity markets, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our or our subsidiaries’ credit ratings.  Furthermore, our subsidiaries’ ability to access the public and private debt markets is affected by their respective credit ratings.  See “—Credit Ratings and Capital Market Liquidity” above for a discussion of KMP’s credit ratings.

Kinder Morgan, Inc. Form 10-Q

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $36.0 million in the first three months of 2011 compared to $32.9 million for the first three months of 2010. These sustaining expenditure amounts include $0.6 million and less than $0.1 million in the first three months of 2011 and 2010, respectively, for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) KinderHawk Field Services LLC; (iv) Cypress Interstate Pipeline LLC; and (v) Fayetteville Express Pipeline LLC. Additionally, our forecasted expenditures for the remaining nine months of 2011 for sustaining capital expenditures are approximately $187.6 million, including approximately $6.7 million for KMP’s proportionate shares of Rockies Express, Midcontinent Express, KinderHawk, Cypress and Fayetteville Express.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, both Rockies Express and Midcontinent Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, issuing their own long-term notes, or with proceeds from contributions received from their member owners. Similarly, KinderHawk Field Services and Fayetteville Express can each fund their own cash requirements for expansion capital expenditures with cash generated from their own operations, through borrowings under their own credit facilities, or with proceeds from contributions received from their two member owners. KMP has no contingent debt obligation with respect to Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, or KinderHawk Field Services LLC; however, KMP guarantees 50% of Fayetteville Express Pipeline LLC’s bank credit facility borrowings. For information on KMP’s contingent debt obligations, see Note 4 “Debt—Contingent Debt” to our consolidated financial statements included elsewhere in this report.

All of our capital expenditures, with the exception of sustaining capital expenditures, are considered by us as discretionary. Our discretionary capital expenditures for the first three months of 2011 and 2010 totaled $234.5 million and $190.9 million, respectively. The increase in discretionary expenditures from first quarter 2010 was primarily due to higher investment undertaken in the first quarter of 2011 to expand and improve the CO2–KMP and Terminals–KMP business segments. Generally, KMP funds its discretionary capital expenditures, and its investment contributions through borrowings under its bank credit facility or its commercial paper program. To the extent these sources of funding are not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units for cash.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31,
	2011	2010	increase/ (decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$478.5	$438.7	$39.8
Investing activities	(227.2)	(498.3)	271.1
Financing activities	(566.7)	34.5	(601.2)

Effect of exchange rate changes on cash	2.5	(3.4)	5.9

Net decrease in cash and cash equivalents	$(312.9)	$(28.5)	$(284.4)

Operating Activities

The net increase of $39.8 million (9%) in cash provided by operating activities in the three months ended March 31, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $151.9 million increase in cash inflows relative to net changes in working capital items, primarily due to (i) a $118.7 million increase in cash from net changes in accrued other current liabilities, driven by a $100 million (pre-tax) increase in a special bonus expense discussed below; (ii) a $22.4 million increase in cash from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), due primarily to the timing of invoices received from customers and paid to vendors and suppliers; (iii) a $15.3 million increase in cash from

Kinder Morgan, Inc. Form 10-Q

net changes in accrued tax liabilities, driven by lower net settlements of property tax liabilities in the first quarter of 2011; and (iv) a $38.0 million decrease in cash due to higher interest payments (net of interest collections) in the first quarter of 2011, primarily due to higher average borrowings relative to the first quarter a year ago;

The cost of the $100 million special bonus to non-senior employees will not be borne by our Class P shareholders.  We will pay for these bonuses, which include the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders.

▪
a $15.0 million increase in cash from higher distributions of earnings from equity investees (distributions of capital are discussed below in “—Investing Activities”).  The increase was chiefly due to incremental distributions of $9.5 million received from KMP’s 50%-owned KinderHawk Field Services LLC (acquired in May 2010), and $4.0 million received from KMP’s 49%-owned Greens Bayou Fleeting, LLC (formed in February 2011);

▪
a $84.3 million decrease in cash from overall lower net income after adjusting for non-cash items, including (i) a $430.0 million pre-tax impairment charge on our investment in NGPL PipeCo LLC in the first quarter of 2010; (ii) a $158.0 million expense in the first quarter of 2010 resulting from rate case liability adjustments and (iii) a $161.7 million increase in cash from a net changes in deferred income tax liabilities.  The quarter-to-quarter changes in net income in 2011 versus 2010 are discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes); and

▪
a $63.0 million decrease in cash attributable to payments made in March 2011 for transportation rate settlements, refunds and reparations pursuant to certain legal settlements reached on the KMP Pacific operations’ refined products pipelines.

Investing Activities

The net decrease in cash used in investing activities in the three months ended March 31, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $160.4 million increase in cash due to lower acquisitions of assets and investments in the first quarter of 2011.  The increase was driven by the $50.0 million KMP paid in January 2011 for its preferred equity interest in Watco Companies, LLC (discussed further in Note 2 to our consolidated financial statements included elsewhere in this report), versus the $115.7 million in cash KMP paid to acquire three unit train ethanol handling terminals from US Development Group LLC in January 2010, and the $97.0 million KMP paid to acquire certain terminal assets from Slay Industries in March 2010;

▪
a $113.4 million increase in cash used due to lower contributions to equity investees in the first quarter of 2011.  In the first quarter of 2011, KMP’s capital contributions totaled $22.2 million.  KMP’s contributions included payments of $14.4 million to its 50%-owned Eagle Ford Gathering LLC.  The joint venture used the contributions as partial funding for natural gas gathering infrastructure expansions.  In the first quarter of 2010, KMP contributed an aggregate amount of $135.6 million, including $130.5 million to Rockies Express Pipeline LLC;

▪
a $28.7 million increase in cash due to lower period-to-period payments for margin and restricted deposits associated with energy commodity cash flow hedging activities in the first three months of 2011;

▪	a $46.1 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;” and

▪
a $9.7 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received in the first quarter of 2011. We recognized $83.6 million of capital distributions in the first quarter of 2011 compared to $73.9 million for the respective 2010 period. In addition to increased capital distributions from its other equity investments, in the first quarter of 2011, KMP received distributions of $7.0 million from KinderHawk Field Services LLC, and distributions of $4.2 million from its 50%-owned Fayetteville Express Pipeline LLC (which began firm contract natural gas transportation to customers on January 1, 2011).  KMP’s period-to-period incremental capital distributions of $21.8 million were partially offset by a $12.1 million decrease in capital distributions received from our equity investment in NGPL PipeCo LLC in the first quarter of 2011. Current accounting practice requires us to classify and report cumulative cash distributions in excess of

Kinder Morgan, Inc. Form 10-Q

cumulative equity earnings as a return of capital; however, this change in classification does not impact our cash available for distribution.

Financing Activities

The net decrease in cash provided by financing activities in the three months ended March 31, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $548.9 million decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The overall decrease in cash was primarily due to (i) a $750.0 million principal payment on senior notes of Kinder Morgan Finance Company LLC, an indirect wholly owned subsidiary of KMI, that matured in the first quarter of 2011; (ii) a $375.0 million decrease from lower net borrowings under KMP’s bank credit facility (due in part to its short-term credit rating upgrade in February 2011, KMP made no short-term borrowings under its bank credit facility in the first quarter of 2011 but instead made borrowings under its commercial paper program); (iii) a $244.1 million decrease due to KMP’s higher net commercial paper repayments; (iv) a $423.4 million increase in cash due to higher net borrowings under our bank credit facility; and (v) a combined $392.7 million increase in cash from KMP both issuing and repaying its senior notes.  For additional information regarding debt offerings and repayments during the first quarter of 2011 see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report;

▪	a $95.8 million increase in cash used to pay dividends;

▪	a $28.3 million increase in cash used for noncontrolling interest distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners.

▪
a $81.2 million increase in cash provided by noncontrolling interest contributions primarily reflecting the proceeds received by KMP, after commissions and underwriting expenses, from the sales of additional KMP common units in the first quarter of 2011 (discussed in Note 5 “Stockholders’ Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report).

Kinder Morgan Energy Partners, L.P.

At March 31, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.0 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.3 million i-units, represent approximately 11.0% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at March 31, 2011, our limited partner and general partner interests represented approximately 12.8% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2010 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

On February 14, 2011, KMP paid a quarterly distribution of $1.13 per common unit for the fourth quarter of 2010, of which $229.0 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units. This distribution was 8% greater than the $1.05 distribution per unit KMP paid in February 2010 for the fourth quarter of 2009.

On April 20, 2011, KMP declared a cash distribution of $1.14 per unit for the first quarter of 2011 (an annualized rate of $4.56 per unit). This distribution was 7% higher than the $1.07 per unit distribution KMP made for the first quarter of 2010.

In November 2010, KMP announced that it expected to declare cash distributions of $4.60 per unit for 2011, a 4.5% increase over its cash distributions of $4.40 per unit for 2010. Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its

Kinder Morgan, Inc. Form 10-Q

crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

KMP’s expected growth in distributions in 2011 assumes an average West Texas Intermediate (WTI) crude oil price of approximately $89 per barrel (with some minor adjustments for timing, quality and location differences) in 2011, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2011 budget), KMP currently expects the average price of WTI crude oil will be over $100 per barrel in 2011. For 2011, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $5.0 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2010.

Off Balance Sheet Arrangements

Except as set forth with respect to contingent debt agreements with Midcontinent Express Pipeline LLC under “—Contingent Debt” in Note 4 “Debt” to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2010 in our 2010 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 13, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to service debt or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•
changes in tariff rates charged by NGPL or those of KMP’s pipeline subsidiaries implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada’s National Energy Board or another regulatory agency;

•	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as our ability to expand our facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

•	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•
changes in crude oil and natural gas production from exploration and production areas that we or KMP serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains, areas of shale gas formation and the Alberta oil sands;

Kinder Morgan, Inc. Form 10-Q

•	changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may adversely affect our business or ability to compete;

•
changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our or KMP’s business plans that contemplates growth through acquisitions of operating businesses and assets and expansions of facilities;

•
our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds and/or place us at competitive disadvantages compared to our competitors that have less debt or have other adverse consequences;

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	acts of nature, accidents, sabotage, terrorism or other similar acts causing damage greater than our insurance coverage limits;

•	capital and credit markets conditions, inflation and interest rates;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	our ability to achieve cost savings and revenue growth;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•
the extent of KMP’s success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that KMP may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves that KMP may experience;

•	the ability to complete expansion projects on time and on budget;

•	the timing and success of KMP’s and our business development efforts; and

•	unfavorable results of litigation and the fruition of contingencies referred to in Note 11 to our consolidated financial statements included elsewhere in this report.

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

See Part I, Item 1A “Risk Factors” of our 2010 Form 10-K for a more detailed description of these and other factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2010 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Kinder Morgan, Inc. Form 10-Q

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2010, in Item 7A of our 2010 Form 10-K. For more information on our risk management activities, see Note 6, “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures

As of March 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	—	Certificate of Incorporation of Kinder Morgan, Inc.
3.2	—	Bylaws of Kinder Morgan, Inc.
4.1	—
Form of certificate representing Class P common shares of Kinder Morgan, Inc (filed as Exhibit 4.1 to Kinder Morgan, Inc. Registration Statement on Form S-1, filed on January 18, 2011, and incorporated herein by reference).

4.2	—	Form of Shareholders Agreement among Kinder Morgan, Inc. and certain holders of common stock.
4.3	—
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

10.1	—	Kinder Morgan, Inc. Stock Incentive Plan.
10.2	—	Form of Restricted Stock Agreement.
10.3	—	Kinder Morgan, Inc. Stock Compensation Plan for Non-Employee Directors.
10.4	—	Form of Non-Employee Director Stock Compensation Agreement.
10.5	—	Kinder Morgan, Inc. Employees Stock Purchase Plan.

Kinder Morgan, Inc. Form 10-Q

10.6	—	Kinder Morgan, Inc. Annual Incentive Plan.
10.7	—	Severance Agreement with C. Park Shaper.
10.8	—	Severance Agreement with Steven J. Kean.
10.9	—	Severance Agreement with Kimberly A. Dang.
10.10	—	Severance Agreement with Joseph Listengart.
31.1	—	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date: May 6, 2011	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)