Form 10-Q
period 2011-06-30
KINDER MORGAN, INC.
filed 2011-08-04
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of July 29, 2011, the registrant had the following number of shares of common stock outstanding:

Class A common stock	596,102,672
Class B common stock	100,000,000
Class C common stock	2,462,927
Class P common stock	110,898,898

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Natural gas sales	$850.0	$848.1	$1,656.0	$1,865.6
Services	753.1	751.7	1,537.5	1,490.2
Product sales and other	430.4	391.1	848.1	792.7
Total Revenues	2,033.5	1,990.9	4,041.6	4,148.5

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	883.3	847.9	1,699.0	1,864.5
Operations and maintenance	479.7	319.2	789.2	773.7
Depreciation, depletion and amortization	263.7	269.7	519.8	552.0
General and administrative	109.7	104.8	290.1	220.5
Taxes, other than income taxes	53.7	40.8	102.4	86.2
Other expense (income)	(13.2)	3.1	(12.5)	1.8
Total Operating Costs, Expenses and Other	1,776.9	1,585.5	3,388.0	3,498.7

Operating Income	256.6	405.4	653.6	649.8

Other Income (Expense)
Earnings (loss) from equity investments	75.3	60.9	143.7	(313.3)
Amortization of excess cost of equity investments	(1.6)	(1.5)	(3.1)	(2.9)
Interest expense	(172.7)	(163.7)	(346.8)	(319.9)
Interest income	5.7	7.3	11.1	12.9
Other, net	6.3	(2.3)	8.0	4.3
Total Other Income (Expense)	(87.0)	(99.3)	(187.1)	(618.9)

Income from Continuing Operations Before Income Taxes	169.6	306.1	466.5	30.9

Income Tax (Expense) Benefit	(87.8)	(45.8)	(183.7)	49.7

Income from Continuing Operations	81.8	260.3	282.8	80.6

Loss from Discontinued Operations, Net of Tax	(0.1)	-	(0.1)	(0.2)

Net Income	81.7	260.3	282.7	80.4

Net Loss (Income) Attributable to Noncontrolling Interests	50.4	(214.3)	4.4	(195.3)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$132.1	$46.0	$287.1	$(114.9)

Basic Earnings Per Common Share
Class P Shares	$0.19		$0.31
Class A Shares	$0.17		$0.29
Basic Weighted Average Number of Shares Outstanding
Class P Shares	110.9		110.8
Class A Shares	596.1		596.2
Diluted Earnings Per Common Share
Class P Shares	$0.19		$0.31
Class A Shares	$0.17		$0.29
Diluted Weighted Average Number of Shares
Class P Shares	707.0		707.0
Class A Shares	596.1		596.2
Dividends Per Common Share Declared	$0.30		$0.44

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share and Per Share Amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI	$1.8	$373.3
Cash and cash equivalents – KMP	352.6	129.1
Restricted deposits	46.6	90.5
Accounts, notes and interest receivable, net	919.2	971.4
Inventories	80.8	92.0
Gas in underground storage	68.9	2.2
Fair value of derivative contracts	39.8	24.0
Other current assets	122.9	104.4
Total current assets	1,632.6	1,786.9

Property, plant and equipment, net	17,227.5	17,070.7
Investments	4,311.7	4,291.1
Notes receivable	122.2	115.0
Goodwill	4,828.1	4,830.9
Other intangibles, net	340.8	339.2
Fair value of derivative contracts	340.9	301.7
Deferred charges and other assets	166.1	172.6
Total Assets	$28,969.9	$28,908.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI	$398.7	$750.9
Current portion of debt – KMP	991.3	1,262.4
Cash book overdrafts	20.4	34.3
Accounts payable	663.7	647.5
Accrued interest	318.2	310.4
Accrued taxes	75.8	44.7
Deferred revenues	96.4	96.7
Fair value of derivative contracts	209.1	281.5
Accrued other current liabilities	257.0	215.7
Total current liabilities	3,030.6	3,644.1

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI	2,780.2	2,779.2
Outstanding – KMP	10,415.6	10,277.4
Preferred interest in general partner of KMP	100.0	100.0
Value of interest rate swaps	704.9	656.3
Total long-term debt	14,000.7	13,812.9
Deferred income taxes	2,143.8	2,092.7
Fair value of derivative contracts	184.5	172.2
Other long-term liabilities and deferred credits	806.9	647.2
Total long-term liabilities and deferred credits	17,135.9	16,725.0

Total Liabilities	20,166.5	20,369.1

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 110,897,328 shares issued and outstanding	1.1	-
Class A shares, $0.01 par value, 707,000,000 shares authorized, 596,102,672 shares issued and outstanding	6.0	-
Class B shares, $0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	1.0	-
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,462,927 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	3,416.0	-
Retained earnings	117.5	-
Members’ capital (Note 5)	-	3,575.6
Accumulated other comprehensive loss	(113.8)	(136.5)
Total Kinder Morgan, Inc.’s stockholders’ equity	3,427.8	3,439.1
Noncontrolling interests	5,375.6	5,099.9
Total Stockholders’ Equity	8,803.4	8,539.0
Total Liabilities and Stockholders’ Equity	$28,969.9	$28,908.1

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$282.7	$80.4
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations, net of tax	0.1	0.2
Depreciation, depletion and amortization	519.8	552.0
Deferred income taxes	23.8	(199.0)
Amortization of excess cost of equity investments	3.1	2.9
(Earnings) loss from equity investments	(143.7)	313.3
Distributions from equity investments	135.7	101.9
Changes in components of working capital
Accounts receivable	55.9	67.0
Inventories	12.1	(29.7)
Other current assets	(79.5)	(19.5)
Accounts payable	9.8	(39.7)
Accrued interest	7.7	10.3
Accrued taxes	10.3	21.5
Accrued liabilities	3.0	(42.4)
Rate reparations, refunds and other litigation reserve adjustments	102.0	(48.3)
Other, net	25.2	(35.3)
Cash Flows Provided By Continuing Operations	968.0	735.6
Net Cash Flows Used in Discontinued Operations	(0.3)	(0.3)
Net Cash Provided by Operating Activities	967.7	735.3

Cash Flows From Investing Activities
Acquisitions of investments	(65.9)	(929.7)
Acquisitions of assets	(44.1)	(218.1)
Capital expenditures	(539.6)	(458.7)
Deconsolidation of variable interest entity	-	(17.5)
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	16.6	22.5
Net proceeds from (investments in) margin and restricted deposits	42.7	(9.2)
Contributions to investments	(60.1)	(181.4)
Distributions from equity investments in excess of cumulative earnings	131.1	109.9
Other, net	0.1	-
Net Cash Used in Investing Activities	(519.2)	(1,682.2)

Cash Flows From Financing Activities
Issuance of debt – KMI	1,461.1	571.0
Payment of debt – KMI	(1,814.6)	(599.3)
Issuance of debt – KMP	3,514.6	4,709.5
Payment of debt – KMP	(3,641.3)	(3,443.0)
Repayments from related party	1.4	1.3
Debt issue costs	(9.1)	(22.9)
(Decrease) increase in cash book overdrafts	(13.8)	7.3
Cash dividends	(344.8)	(325.0)
Contributions from noncontrolling interests	709.4	433.2
Distributions to noncontrolling interests	(461.7)	(405.3)
Other, net	(0.7)	-
Net Cash (Used in) Provided by Financing Activities	(599.5)	926.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.0	(0.8)

Net decrease in Cash and Cash Equivalents	(148.0)	(20.9)
Cash and Cash Equivalents, beginning of period	502.4	165.6
Cash and Cash Equivalents, end of period	$354.4	$144.7

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$9.7	$8.1
Assets acquired by contributions from noncontrolling interests	$23.7	$81.7
Contribution of net assets to investments	$7.9	$-
Sale of investment ownership interest in exchange for note	$4.1	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$339.7	$302.0
Net cash paid during the period for income taxes	$161.2	$137.8

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

We own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to in this report as KMP. KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.”  Primarily through KMP, we operate or own an interest in approximately 38,000 miles of pipelines and approximately 180 terminals. These pipelines transport natural gas, gasoline, crude oil, carbon dioxide and other products, and these terminals store petroleum products, chemicals and handle bulk materials such as coal and petroleum coke. Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI,” or the “Company” are intended to mean Kinder Morgan, Inc. and our consolidated subsidiaries including Kinder Morgan Kansas, Inc. and KMP.

Kinder Morgan Management, LLC, referred to in this report as “KMR,” is a publicly traded Delaware limited liability company. Kinder Morgan G.P., Inc., the general partner of KMP and a wholly owned subsidiary of ours, owns all of KMR’s voting shares. KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law and KMP’s partnership agreement, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

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

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise. Canadian dollars are designated as C$. Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries as well as the accounts of KMP and KMR. Investments in jointly owned operations in which we hold a 50% or less interest (other than KMP and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method. All

Kinder Morgan, Inc. Form 10-Q

significant intercompany transactions and balances have been eliminated.

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

Earnings per Share

Earnings per share is calculated using the two-class method. Earnings are allocated to each class of common stock based on the amount of dividends declared in the current period for each class of stock plus an allocation of the undistributed earnings to the extent that each security shares in earnings. For the investor retained stock the allocation of undistributed earnings is in direct proportion to the maximum number of Class P shares into which it can convert.

For the Class P diluted per share computations, total net income attributable to Kinder Morgan, Inc.  is divided by the adjusted weighted average shares outstanding during the period, including all dilutive potential shares. This includes the Class P shares into which the investor retained stock is convertible. Investor retained stock is convertible into 596,102,672 Class P shares.  Thus, the number of Class P shares on a fully-converted basis is the same before and after any conversion of our investor retained stock. Each time one Class P share is issued upon conversion of investor retained stock, the number of Class P shares goes up by one, and the number of Class P shares into which the investor retained stock is convertible goes down by one. Accordingly, there is no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares does not impact the number of Class P shares on a fully-converted basis. As no securities are convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares are the same.

The following tables set forth the computation of basic and diluted earnings per share for the three months ended June 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through June 30, 2011 (in millions, except per share amounts):

	Three Months Ended June 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the three months ended June 30, 2011				$132.1
Dividends declared during period	$15.5	$71.0	$12.5	(99.0)
Remaining undistributed earnings	5.2	27.9	-	$33.1

Total net income attributable to shareholders	$20.7	$98.9	$12.5	$132.1

Basic Earnings Per Share

Basic Weighted Average Number of Shares Outstanding	110.9	596.1	N/A

Basic Earnings per Common Share(b)	$0.19	$0.17	N/A

Diluted Earnings Per Share

Total net income attributable to shareholders and assumed conversions(c)	$132.1	$98.9	N/A

Diluted Weighted Average Number of Shares	707.0	596.1	N/A

Diluted Earnings per Common Share(b)	$0.19	$0.17	N/A

Kinder Morgan, Inc. Form 10-Q

	February 11, 2011 through June 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the six months ended June 30, 2011				$287.1
Less: net income attributable to KMI members prior to incorporation				(70.6)
Net income attributable to shareholders				216.5
Dividends declared during period	$15.5	$71.0	$12.5	(99.0)
Remaining undistributed earnings	18.5	99.0	-	$117.5

Total net income attributable to shareholders	$34.0	$170.0	$12.5	$216.5

Basic Earnings Per Share

Basic Weighted Average Number of Shares Outstanding(d)	110.8	596.2	N/A

Basic Earnings per Common Share(b)	$0.31	$0.29	N/A

Diluted Earnings per Share

Total net Income attributable to shareholders and assumed conversions(c)	$216.5	$170.0	N/A

Diluted Weighted Average Number of Shares(d)	707.0	596.2	N/A

Diluted Earnings per Common Share(b)	$0.31	$0.29	N/A
____________
(a)	Participating securities include Class B shares, Class C shares, and unvested restricted stock awards that contain non-forfeitable rights to dividends.
(b)
The Class A shares earnings per share as compared to the Class P shares earnings per share has been reduced due to the sharing of economic benefits (including dividends) amongst the Class A, B, and C shares.  Class A, B and C shares are owned by Richard Kinder, the Sponsor Investors, the Original Shareholders, and Other Management, are referred to as “investor retained stock,” and are convertible into a fixed number of Class P shares. In the aggregate, our investor retained stock is entitled to receive a dividend per share on a full converted basis equal to the dividend per share on our common stock.  The conversion of shares of investor retained stock into Class P shares will not increase our total fully-converted shares outstanding, impact the aggregate dividends we pay or the dividends we pay per share on our Class P common stock.

(c)
For the diluted earnings per share calculation, total net income attributable to each class of common stock is divided by the adjusted weighted average shares outstanding during the period, including all dilutive potential shares.

(d)	The weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from February 11, 2011 to June 30, 2011.

2.  Investments, Acquisitions and Divestitures

Investments

NGPL PipeCo LLC Investment Impairment Charge

On November 19, 2009, the Federal Energy Regulatory Commission (FERC) initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC, referred to as “NGPL.”  NGPL reached a settlement in principal with the FERC on April 22, 2010. On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010. The order approving the settlement has become final and nonappealable. The settlement resolved all issues in the proceeding. The settlement provided that NGPL reduce its fuel and gas lost and unaccounted for, (GL&U), retention factors as of July 1, 2010. The settlement further provided a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.

Kinder Morgan, Inc. Form 10-Q

The events discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants. We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest. We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value. For the six months ended June 30, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

Acquisitions

Watco Companies, LLC

On January 3, 2011, KMP purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction. In connection with its purchase of these preferred shares, the most senior equity security of Watco, KMP entered into a limited liability company agreement with Watco that provides KMP certain priority and participating cash distribution and liquidation rights. Pursuant to the agreement, KMP receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and it participates partially in additional profit distributions at a rate equal to 0.5%. The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers. As of December 31, 2010, KMP placed its $50.0 million investment in a cash escrow account and this balance was included within “Restricted Deposits” on our accompanying consolidated balance sheet. As of June 30, 2011, KMP’s net equity investment in Watco totaled $51.6 million and is included within “Investments” on our accompanying consolidated balance sheet. We account for this investment under the equity method of accounting, and we include it in the Terminals–KMP business segment.

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

Deeprock North, LLC

On February 17, 2011, Deeprock Energy Resources, LLC, Mecuria Energy Trading, Inc., and KMP’s subsidiary Kinder Morgan Cushing LLC entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma. On this date, KMP contributed $15.9 million for a 50% ownership interest in an existing crude oil tank farm that has storage capacity of one million barrels, and it expects to invest an additional $8.8 million for the construction of three new storage tanks that will provide incremental storage capacity of 750,000 barrels. The new tanks are expected to be placed in service during the fourth quarter of 2011. The joint venture is named Deeprock North, LLC. Deeprock Energy owns a 12.02% member interest in Deeprock North, LLC and will remain construction manager and operator of the joint venture. Mecuria owns the remaining 37.98% member interest and will remain the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend. In addition, KMP entered into a development agreement with Deeprock Energy that gives it an option to participate in future expansions on Deeprock’s remaining 254 acres of undeveloped land.

We account for this investment under the equity method of accounting, and this investment and KMP’s pro rata share of Deeprock North LLC’s operating results are included as part of the Terminals–KMP business segment. As of June 30, 2011, KMP’s net equity investment in Deeprock North, LLC totaled $20.6 million and is included within “Investments” on our accompanying consolidated balance sheet.

TGS Development, L.P. Terminal Acquisition

On June 10, 2011, KMP acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash,

Kinder Morgan, Inc. Form 10-Q

$23.7 million in common units, and an obligation to pay additional consideration of $7.5 million. KMP estimates the remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in a combination of cash and common units, depending on TGSD’s election.

All of the acquired assets are located in Port Arthur, Texas, and include long-term contracts to provide petroleum coke handling and cutting services to improve the refining of heavy crude oil at Total Petrochemicals USA Inc.’s recently expanded Port Arthur refinery. The refinery is expected to produce more than one million tons of petroleum coke annually. Based on the measurement of fair values for all of the identifiable tangible and intangible assets acquired, we preliminarily assigned $42.6 million of the combined purchase price to “Property, plant and equipment, net,” and the remaining $31.5 million to “Other Intangibles, net,” representing the combined fair values of two separate intangible customer contracts with Total. The acquisition complements KMP’s existing Gulf Coast bulk terminal facilities and expands its pre-existing petroleum coke handling operations. All of the acquired assets are included as part of the Terminals-KMP business segment.

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

Acquisitions Subsequent to June 30, 2011

Effective July 1, 2011, KMP acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that it did not already own and a 25% equity ownership interest in Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale formation in South Texas for an aggregate consideration of $911.9 million, consisting of $834.9 million in cash (consisting of $836.2 million in cash paid, offset by $1.3 million in cash acquired) and assumed debt of $77.0 million. KMP then repaid the outstanding $154.0 million of borrowings under KinderHawk’s bank credit facility, and following this repayment, KinderHawk had no outstanding debt.

KinderHawk Field Services LLC owns and operates the largest natural gas gathering and midstream business in the Haynesville shale formation located in northwest Louisiana, consisting of more than 400 miles of pipeline with over 2.0 billion cubic feet per day of pipeline capacity. Currently, it gathers approximately 1.0 billion cubic feet of natural gas per day; however, it is expected to gather approximately 1.2 billion cubic feet per day by the end of 2011. KMP operates KinderHawk Field Services LLC, and acquired its original 50% ownership interest in KinderHawk Field Services LLC on May 21, 2010.

Following the acquisition of the remaining ownership interest on July 1, 2011, KMP made the change in accounting for its investment from the equity method to full consolidation. In the third quarter of 2011, KMP will measure the identifiable tangible and intangible assets and liabilities assumed at fair value on the acquisition date and, based on its expected measurement of fair values and the consideration transferred to Petrohawk for its remaining 50% ownership interest (discussed above), KMP expects to recognize an approximate $170 million non-cash loss related to the remeasurement of the previously held 50% equity interest in KinderHawk to fair value.

The Eagle Ford natural gas gathering joint venture is named EagleHawk Field Services LLC, and we will account for KMP’s 25% investment under the equity method of accounting. Petrohawk will operate EagleHawk Field Services LLC and will own the remaining 75% ownership interest. The joint venture will own two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of Eagle Ford and combined, the joint venture’s assets will consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate lines to be in service by the end of 2011. It will also have a life of lease dedication of Petrohawk’s Eagle Ford reserves that will provide Petrohawk and other Eagle Ford producers with gas and condensate gathering, treating and condensate stabilization services.

The acquisition of the remaining ownership interest in KinderHawk and the equity ownership interest in EagleHawk complements and expands KMP’s existing natural gas gathering operations, and all of the acquired assets will be included in the Natural Gas Pipelines-KMP business segment. Additionally, on July 14, 2011, mining and oil company BHP Billiton and Petrohawk Energy Corporation announced that the companies have entered into a definitive agreement for BHP Billiton to acquire Petrohawk by means of an all-cash tender offer for all of the issued and outstanding shares of Petrohawk.  If the transaction closes, the terms of KMP’s contracts with Petrohawk would not be affected.

Kinder Morgan, Inc. Form 10-Q

Divestitures

Megafleet Towing Co., Inc. Assets

On February 9, 2011, KMP sold a marine vessel to Kirby Inland Marine, L.P., and additionally, KMP and Kirby formed a joint venture named Greens Bayou Fleeting, LLC. Pursuant to the joint venture agreement, KMP sold its ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009 to the joint venture for $4.1 million in cash and a 49% ownership interest in the joint venture. Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest. Related to the above transactions, we recorded a loss of $5.5 million ($4.1 million after tax) in the fourth quarter of 2010 to write down the carrying value of the net assets to be sold to their estimated fair values as of December 31, 2010.

In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, we recognized a combined $2.2 million increase in income from the sale of these net assets, primarily consisting of a $1.9 million reduction in income tax expense, which is included within the caption “Income Tax (Expense) Benefit” in the accompanying consolidated statement of income for the six months ended June 30, 2011. Additionally, the sale of KMP’s ownership interest resulted in a $10.6 million non-cash reduction in goodwill (see Note 3), and was a transaction with a related party (see Note 9). Information about KMP’s acquisition of assets from Megafleet Towing Co., Inc. is described more fully in Note 3 to our consolidated financial statements included in our 2010 Form 10-K.

River Consulting, LLC and Devco USA L.L.C.

Effective April 1, 2011, KMP sold 51% ownership interests in two separate wholly-owned subsidiaries to two separate buyers, for an aggregate consideration of $8.1 million, consisting of a $4.1 million note receivable, $1.0 million in cash and a $3.0 million receivable for the settlement of working capital items. Following the sale, KMP continues to own 49% membership interests in both River Consulting LLC, a company engaged in the business of providing engineering, consulting and management services, and Devco USA L.L.C., a company engaged in the business of processing, handling and marketing sulfur, and selling related pouring equipment. At the time of the sale, the combined carrying value of the net assets (and members’ capital on a 100% basis) of both entities totaled approximately $8.8 million and consisted mostly of technology-based assets and trade receivables. We now account for these retained investments under the equity method of accounting.

In the second quarter of 2011, we recognized a $3.6 million pre-tax gain from the sale of these ownership interests (including a $2.1 million gain related to the remeasurement of the retained investment to fair value) and included this gain within the caption “Other, net” in our accompanying consolidated statements of income for the three and six months ended June 30, 2011. We also recognized a $1.4 million increase in income tax expense related to this gain, which is included within the caption “Income Tax (Expense) Benefit” in our accompanying consolidated statement of income for the six months ended June 30, 2011.

3.  Intangibles

Goodwill

We evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines–KMP (excluding associated terminals); (ii) Products Pipelines Terminals–KMP (evaluated separately from Products Pipelines–KMP for goodwill purposes, but combined with Products Pipelines–KMP for presentation in the table below); (iii) Natural Gas Pipelines–KMP; (iv) CO2–KMP; (v) Terminals–KMP; and (vi) Kinder Morgan Canada–KMP. There were no impairment charges resulting from our May 31, 2011 impairment testing, and no event indicating an impairment has occurred previous or subsequent to that date.

The fair value of each reporting unit was determined from the present value of the expected future cash flows from the applicable reporting unit (inclusive of a terminal value calculated using market multiples between six and ten times cash flows) discounted at a rate of 8.0%. The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price that would be received to sell the unit as a whole in an orderly transaction between market participants at the measurement date.

Changes in the gross amounts of our goodwill and accumulated impairment losses for the six months ended June 30, 2011 are summarized as follows (in millions):

Kinder Morgan, Inc. Form 10-Q

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,488.6	$626.5	$9,241.3
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2010	850.0	1,397.8	1,521.7	812.0	249.4	4,830.9
Acquisitions	-	-	-	-	-	-
Disposals(a)	-	-	-	(10.6)	-	(10.6)
Currency translation adjustments	-	-	-	-	7.8	7.8
Balance as of June 30, 2011	$850.0	$1,397.8	$1,521.7	$801.4	$257.2	$4,828.1
__________
(a)	2011 disposal related to the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009 (discussed further in Note 2.)

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing. For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first six months of 2011. As of June 30, 2011 and December 31, 2010, we reported $286.9 million and $283.0 million, respectively, in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, technology-based assets, and lease value. These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in millions):

	June 30, 2011	December 31, 2010
Customer relationships, contracts and agreements
Gross carrying amount	$455.2	$424.7
Accumulated amortization	(121.3)	(99.9)
Net carrying amount	333.9	324.8

Technology-based assets, lease value and other
Gross carrying amount	9.0	16.3
Accumulated amortization	(2.1)	(1.9)
Net carrying amount	6.9	14.4

Total other intangibles, net	$340.8	$339.2

The increase in the carrying amount of the customer relationships, contacts and agreements since December 31, 2010 was mainly due to the acquisition of intangibles included in KMP’s June 2011 purchase of terminal assets from TGS Development, L.P., discussed in Note 2.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives. Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition. For the three months ended June 30, 2011 and 2010, the amortization expense on our intangibles totaled $10.7 million and $12.1 million, respectively. For the six months ended June 30, 2011 and 2010, the amortization expense on our intangibles totaled $21.6 million and $24.5 million, respectively. As of June 30, 2011, the weighted average amortization period for our intangible assets was approximately 13.1 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2012 – 2016) is approximately $37.4 million, $33.5 million, $30.4 million, $27.6 million and $24.7 million, respectively.

4.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our

Kinder Morgan, Inc. Form 10-Q

consolidated statements of income.

KMI’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts, the preferred interest in the general partner of KMP and purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt, but excluding the value of interest rate swap agreements) as of June 30, 2011 and December 31, 2010 was $3,278.9 million and $3,630.1 million (including the $750.0 million of 5.35% Kinder Morgan Finance Company LLC’s senior notes paid on January 5, 2011), respectively. These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $35.3 million and $37.5 million at June 30, 2011 and December 31, 2010, respectively. The weighted average interest rate on all of KMI and its subsidiaries’ borrowings (both short-term and long-term but excluding KMP and its subsidiaries) was approximately 4.94% during the second quarter of 2011 and 4.96% during the second quarter of 2010. For the first six months of 2011 and 2010, the weighted average rate on all of KMI’s borrowings was approximately 4.93% and 4.95%, respectively. KMP’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of June 30, 2011 and December 31, 2010 was $11,406.9 million and $11,539.8 million, respectively. The weighted average interest rate on all of KMP’s and its subsidiaries’ borrowings (both short-term and long-term) was approximately 4.29% during the second quarter of 2011 and approximately 4.33% during the second quarter of 2010. For the first six months of 2011 and 2010, the weighted average interest rate on all of KMP’s borrowings was approximately 4.36% and 4.33%, respectively.

As of June 30, 2011, KMI’s short-term debt was $398.7 million, which consisted of (i) $396.5 million of borrowings under KMI’s credit facility and (ii) a $2.2 million current portion of purchase accounting adjustments on our carrying value of KMP’s debt. As of June 30, 2011, KMP’s short-term debt balance included in our accompanying consolidated balance sheets was $991.3 million, which consisted of (i) $500.0 million in principal amount of KMP’s 9.00% senior notes due February 1, 2019, that may be repurchased by KMP at the option of the holder on February 1, 2012 pursuant to certain repurchase provisions contained in the bond indenture; (ii) $450.0 million in principal amount of KMP’s 7.125% senior notes due March 15, 2012 (including discount, KMP’s carrying amount of the notes was $449.9 million as of June 30, 2011); (iii) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (iv) a $9.6 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (v) a $7.4 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); and (vi) a $0.7 million portion of 6.00% long-term note payable (KMP’s subsidiary Kinder Morgan Arrow Terminals, L.P. is the obligor on the note).

Credit Facilities

	June 30, 2011		December 31, 2010
	Short-term notes payable	Weighted average interest rate	Short-term notes payable	Weighted average interest rate
	(Dollars in millions)
KMI – Secured debt(a)	$396.5	1.43%	$-	-
KMP – Commercial paper(b)	$-	-	$522.1	0.67%
____________
(a)	The average short-term debt outstanding (and related weighted average interest rate) was $331.6 million (1.62%) and $367.5 million (1.58%) during the three and six months ended June 30, 2011.
(b)	The average short-term debt outstanding (and related weighted average interest rate) was $345.4 million (0.34%) and $397.6 million (0.44%) during the three and six months ended June 30, 2011.

As of June 30, 2011, the amount available for borrowing under the KMI $1.0 billion six-year senior secured credit facility was reduced by a combined amount of $437.1 million consisting of $396.5 million in borrowings under the credit facility and $40.6 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

As of June 30, 2011, KMP’s $2.0 billion three-year, senior unsecured revolving credit facility had a maturity date of June 23, 2013 and could be amended to allow for borrowings of up to $2.3 billion. On July 1, 2011, KMP amended the credit facility to, among other things, increase the available borrowings and extend the maturity date (see “—Subsequent

Event” following). The credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate. Wells Fargo Bank, National Association is the

Kinder Morgan, Inc. Form 10-Q

administrative agent, and borrowings under the credit facility can be used for KMP’s general partnership purposes and as a backup for its commercial paper program. There were no borrowings under the credit facility as of June 30, 2011 or as of December 31, 2010.

As of June 30, 2011, the amount available for borrowing under KMP’s credit facility was reduced by an aggregate amount of $231.5 million, consisting of the following letters of credit: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $87.9 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $10.7 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $16.7 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Subsequent Event

On July 1, 2011, KMP amended its $2.0 billion three-year, senior unsecured revolving credit facility to, among other things, (i) allow for borrowings of up to $2.2 billion; (ii) extend the maturity of the credit facility from June 23, 2013 to July 1, 2016; (iii) permit an amendment to allow for borrowings of up to $2.5 billion; and (iv) decrease the interest rates and commitment fees for borrowings under this facility.

KMP’s Commercial Paper Program

As of June 30, 2011, KMP’s commercial paper program provided for the issuance of $2.0 billion of commercial paper. In July 2011, in conjunction with the amendment to its revolving credit facility, KMP increased its commercial paper program to provide for the issuance of up to $2.2 billion of commercial paper. KMP’s unsecured revolving credit facility supports its commercial paper program, and borrowings under KMP’s commercial paper program reduce the borrowings allowed under its credit facility. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions it made during 2011 and 2010. In the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

Long-term Debt

Kinder Morgan Finance Company LLC

In January 2011, Kinder Morgan Finance Company LLC, a wholly owned subsidiary of KMI, retired the principal amount of its 5.35% senior notes that matured on January 5, 2011 using proceeds from the December 2010 issuance of $750 million in principal amount of 6.00% senior notes due January 15, 2018.

KMP - Senior Notes

On March 4, 2011, KMP completed a public offering of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500 million of 3.500% notes due March 1, 2016, and $600 million of 6.375% notes due March 1, 2041. KMP received proceeds from the issuance of the notes, after deducting the underwriting discount of $1,092.7 million, and it used the proceeds to reduce the borrowings under its commercial paper program.

In addition, on March 15, 2011, KMP paid $700 million to retire the principal amount of its 6.75% senior notes that matured on that date. KMP used both cash on hand and borrowings under its commercial paper program to repay the maturing senior notes.

KMP’s Subsidiary Debt

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, KMP acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own. As part of the purchase price consideration, two of KMP’s subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. KMP valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. KMP paid the fourth installment on March 31, 2011, and as of June 30, 2011, the net present value of the note (representing the outstanding balance included as debt

Kinder Morgan, Inc. Form 10-Q

on our accompanying consolidated balance sheet) was $9.6 million. As of December 31, 2010, the net present value of the note was $19.2 million.

Kinder Morgan Texas Pipeline, L.P. Debt

KMP’s subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes, which were assumed on August 1, 2005 when it acquired a natural gas storage facility located in Liberty County, Texas from a third party. The notes have a fixed annual stated interest rate of 8.85%; however, KMP valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014. During the first six months of 2011, KMP paid a combined principal amount of $3.6 million, and as of June 30, 2011, Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $20.0 million. Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. As of December 31, 2010, the outstanding balance under the notes was $23.6 million.

Kinder Morgan Arrow Terminals, L.P. Debt

On April 4, 2011, KMP’s subsidiary Kinder Morgan Arrow Terminals, L.P. acquired a parcel of land and a terminal warehouse located in Industry, Pennsylvania from a third party for an aggregate consideration of $3.3 million, consisting of $1.2 million in cash and a $2.1 million promissory note payable. The note principal is payable in three annual payments beginning in March 2012. The note bears interest at 6% per annum, and accrued interest on the unpaid principal amount is due and payable on the due date of each principal installment.

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

As of June 30, 2011, KMP’s contingent debt obligations with respect to these investments, as well as its obligations with respect to related letters of credit, are summarized below (dollars in millions):

Entity	KMP’s Ownership Interest	Investment Type	Total Entity Debt		KMP’s Contingent Share of Entity Debt(a)
Fayetteville Express Pipeline LLC(b)	50%	Limited Liability	$968.5	(c)	$484.3

Cortez Pipeline Company(d)	50%	General Partner	$139.4	(e)	$80.4	(f)

Nassau County, Florida Ocean Highway and Port Authority(g)	N/A	N/A	N/A		$18.3	(h)
_________

(a)	Represents the portion of the entity’s debt that KMP may be responsible for if the entity cannot satisfy its obligations.
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

Kinder Morgan, Inc. Form 10-Q

(e)
Amount consists of (i) $21.4 million aggregate principal amount of Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on a fixed interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread); and (iii) $18.0 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012.

(f)
KMP is severally liable for its percentage ownership share (50%) of the Cortez Pipeline Company debt ($69.7 million). In addition, as of June 30, 2011, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally for $21.4 million of Cortez’s debt balance related to the Series D notes; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty. Accordingly, as of June 30, 2011, KMP has a letter of credit in the amount of $10.7 million issued by JP Morgan Chase, in order to secure its indemnification obligations to Shell for 50% of the Cortez debt balance of $21.4 million related to the Series D notes.

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
(h)
KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit. As of June 30, 2011, this letter of credit had a face amount of $18.3 million.

On February 25, 2011, Midcontinent Express Pipeline LLC entered into a three-year $75.0 million unsecured revolving bank credit facility that is due February 25, 2014. This credit facility replaced Midcontinent Express’ previous $175.4 million credit facility that was terminated on February 28, 2011, and on this same date, each of its two member owners, including KMP, were released from their respective debt obligations under the previous guaranty agreements. Accordingly, KMP no longer has a contingent debt obligation with respect to Midcontinent Express Pipeline LLC. For additional information regarding KMI’s and KMP’s debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” in our consolidated financial statements included in our 2010 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On July 20, 2011, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on August, 18, 2011 to shareholders of record as of August 1, 2011. On May 18, 2011, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of April 29, 2011. On February 18, 2011, Kinder Morgan G.P., Inc. paid a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of January 31, 2011.

Subsequent Events

Contingent Debt

On July 28, 2011, Fayetteville Express Pipeline LLC entered into (i) a new unsecured $600.0 million term loan that is due on July 28, 2012, with the ability to extend one additional year and (ii) a $50.0 million unsecured revolving bank credit facility that is due on July 28, 2015.  These debt instruments replaced Fayetteville Express’ $1.1 billion credit facility that was terminated on July 28, 2011, and on this same date, each of its two member owners (Energy Transfer Partners, L.P. and KMP) were released from their respective debt obligations under the previous guaranty agreements dated November 13, 2009.  Accordingly, KMP no longer has a contingent debt obligation with respect to Fayetteville Express Pipeline LLC.

KMP - Senior Notes

On August 3, 2011, KMP entered into an agreement to issue $750 million in principal amount of senior notes in two separate series, consisting of $375 million of 4.150% notes due March 1, 2022 and $375 million of 5.625% notes due September 1, 2041. KMP will use the net proceeds, which will be received on August 17, to reduce borrowings under its commercial paper program.

Kinder Morgan, Inc. Form 10-Q

5.  Stockholders’ Equity

Common Equity

As of June 30, 2011, our stockholders’ equity included the following shares:

June 30, 2011
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

In the offering, the selling stockholders sold 109,786,590 shares, or approximately 15.5% of our outstanding shares. Upon the closing of the offering, our investor retained stock was convertible into a fixed aggregate of 597,213,410 shares of common stock, which represented 84.5% of our outstanding shares of common stock on a fully-converted basis. The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert will be determined in accordance with our certificate of incorporation. The conversion of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding. Initially, our Class A shares will be convertible into shares of common stock on a one-for-one basis and our Class B shares and Class C shares will not be convertible into any shares of our common stock. Any conversion of Class B shares and Class C shares will decrease on a share for share basis the number of shares of our common stock  into which our Class A shares would be able to convert. The terms of the Class A shares, Class B shares and Class C shares are intended to preserve substantially the same relative rights to share in the value of Kinder Morgan, Inc.’s equity that the Class A units, Class B units and Class A-1 units, respectively, had with respect to Kinder Morgan Holdco LLC’s equity.

Kinder Morgan, Inc. Dividends

On February 11, 2011, our Board of Directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public. This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special cash bonuses (and premium pay) in an aggregate amount of approximately $100 million that was paid in May of 2011 to certain of our non-senior employees. No holders of our Class B shares or Class C shares received such bonuses.

On May 16, 2011, we paid a prorated dividend of $0.14 per share for the first quarter of 2011, to shareholders of record as of May 2, 2011. The initial dividend is prorated from February 16, 2011, the day that we closed the offering, to

Kinder Morgan, Inc. Form 10-Q

March 31, 2011. Based on a full quarter, the dividend amounts to $0.29 per share ($1.16 annualized). See also “—Subsequent Events—Kinder Morgan, Inc. Dividends” following.

Changes in Equity

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended June 30, 2011
	Common Shares(a)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$8.1	$3,397.7	$84.4	$(192.0)	$3,298.2	$4,915.6	$8,213.8
Impact from equity transactions of KMP		18.4			18.4	(28.7)	(10.3)
Distributions					-	(232.6)	(232.6)
Contributions					-	651.9	651.9
Cash dividends			(99.0)		(99.0)		(99.0)
Other		(0.1)			(0.1)	(0.1)	(0.2)
Comprehensive income
Net Income			132.1		132.1	(50.4)	81.7
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes				50.3	50.3	75.4	125.7
Reclassification of change in fair value of derivatives to net income				24.3	24.3	39.5	63.8
Foreign currency translation adjustments				3.7	3.7	5.0	8.7
Adjustments to pension and other postretirement benefit plan liabilities				(0.1)	(0.1)	-	(0.1)
Total other comprehensive income				78.2	78.2	119.9	198.1
Total comprehensive income					210.3	69.5	279.8
Ending Balance	$8.1	$3,416.0	$117.5	$(113.8)	$3,427.8	$5,375.6	$8,803.4
____________
(a)	Common shares include $1.1 million, $6.0 million and $1.0 million of Class P, Class A and Class B shares, respectively.

	Six Months Ended June 30, 2011
	KMI Members	Common Shares(a)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$3,575.6	$-	$-	$-	$(136.5)	$3,439.1	$5,099.9	$8,539.0
Reclassification of Equity upon the offering	(3,404.0)	8.1	3,395.9			-		-
Impact from equity transactions of KMP			20.9			20.9	(32.6)	(11.7)
A-1 and B unit amortization	3.6					3.6		3.6
Distributions						-	(461.7)	(461.7)
Contributions						-	733.1	733.1
Cash dividends	(245.8)			(99.0)		(344.8)		(344.8)
Other			(0.8)			(0.8)	-	(0.8)
Comprehensive income
Net Income	70.6			216.5		287.1	(4.4)	282.7
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes					(30.2)	(30.2)	(44.6)	(74.8)
Reclassification of change in fair value of derivatives to net income					37.8	37.8	63.8	101.6
Foreign currency translation adjustments					19.2	19.2	28.1	47.3
Adjustments to pension and other postretirement benefit plan liabilities					(4.1)	(4.1)	(6.0)	(10.1)
Total other comprehensive income					22.7	22.7	41.3	64.0
Total comprehensive income						309.8	36.9	346.7
Ending Balance	$-	$8.1	$3,416.0	$117.5	$(113.8)	$3,427.8	$5,375.6	$8,803.4
____________
(a)	Common shares include $1.1 million, $6.0 million and $1.0 million of Class P, Class A and Class B shares, respectively.

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
(Tax Expense) Tax Benefit Included in Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	$(30.9)	$(8.7)	$(39.6)	$17.6	$4.9	$22.5
Reclassification of change in fair value of derivatives to net income	(14.3)	(4.2)	(18.5)	(22.4)	(7.0)	(29.4)
Foreign currency translation adjustments	(1.9)	(0.5)	(2.4)	(11.3)	(3.1)	(14.4)
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	2.4	0.7	3.1
Tax included in total other comprehensive income (loss)	$(47.1)	$(13.4)	$(60.5)	$(13.7)	$(4.5)	$(18.2)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$3,900.6	$4,546.5	$8,447.1	$4,170.5	$4,674.6	$8,845.1
Impact from equity transactions of KMP	11.9	(18.6)	(6.7)	14.0	(22.0)	(8.0)
A-1 and B unit amortization	1.6	-	1.6	3.5	-	3.5
Distributions to noncontrolling interests	-	(204.4)	(204.4)	-	(405.2)	(405.2)
Contributions from noncontrolling interests	-	433.3	433.3	-	515.0	515.0
Deconsolidation of variable interest entity (a)	-	-	-	-	(45.9)	(45.9)
Cash dividends	(175.0)	-	(175.0)	(325.0)	-	(325.0)
Other	-	-	-	-	0.1	0.1
Comprehensive income
Net income (loss)	46.0	214.3	260.3	(114.9)	195.3	80.4
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	43.0	65.1	108.1	58.6	76.4	135.0
Reclassification of change in fair value of derivatives to net income	3.9	17.9	21.8	8.0	39.6	47.6
Foreign currency translation adjustments	(20.6)	(39.4)	(60.0)	(2.5)	(12.1)	(14.6)
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	(0.8)	(1.1)	(1.9)
Total other comprehensive income (loss)	26.3	43.6	69.9	63.3	102.8	166.1
Total comprehensive income (loss)	72.3	257.9	330.2	(51.6)	298.1	246.5
Ending Balance	$3,811.4	$5,014.7	$8,826.1	$3,811.4	$5,014.7	$8,826.1

(Tax Expense) Tax Benefit Included in Other Comprehensive Income (Loss):
Change in fair value of derivatives utilized for hedging purposes	$(34.0)	$(7.1)	$(41.1)	$(44.3)	$(8.3)	$(52.6)
Reclassification of change in fair value of derivatives to net income	(3.7)	(2.0)	(5.7)	(6.5)	(4.3)	(10.8)
Foreign currency translation adjustments	15.6	4.2	19.8	3.0	1.3	4.3
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	0.6	0.1	0.7
Tax included in total other comprehensive income (loss)	$(22.1)	$(4.9)	$(27.0)	$(47.2)	$(11.2)	$(58.4)
____________
(a)
Upon the adoption of Accounting Standards Update No. 2009-17, which amended the codification’s “Consolidation” topic, on January 1, 2010, we no longer consolidate Triton Power Company LLC into our financial statements.

Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	June 30, 2011	December 31, 2010
KMP	$3,402.1	$3,135.4
KMR	1,963.2	1,956.2
Other	10.3	8.3
	$5,375.6	$5,099.9

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own. At June 30, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.3 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.6 million i-units, represent approximately 10.7% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at June 30, 2011, our limited partner and general partner interests represented approximately 12.5% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

Contributions

On February 25, 2011, KMP entered into a second amended and restated equity distribution agreement with UBS Securities LLC to provide for the offer and sale of common units having an aggregate offering price of up to $1.2 billion (up from an aggregate offering price of up to $600 million under KMP’s first amended and restated agreement) from time to time through UBS, as KMP’s sales agent. During the three and six months ended June 30, 2011, KMP issued 1,247,090 and 2,377,296, respectively, of its common units pursuant to this equity distribution agreement. After commissions of $0.7 million and $1.3 million, respectively, KMP received net proceeds of $90.7 million and $171.9 million, respectively, from the issuance of these common units. KMP used the proceeds to reduce the borrowings under its commercial paper program. For additional information regarding KMP’s equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2010 Form 10-K.

On June 10, 2011, KMP issued 324,961 of its common units as part of its purchase price for the petroleum coke terminal assets it acquired from TGS Development, L.P.  KMP valued the common units at $23.7 million, determining the units’ value based on the $73.01 closing market price of KMP’s common units on the New York Stock Exchange on the June 10, 2011 acquisition date.  For more information on this acquisition, see Note 2.

On June 17, 2011, KMP issued, in a public offering, 6,700,000 of its common units at a price of $71.44 per unit, less commissions and underwriting expenses.  At the time of the offering, KMP granted the underwriters a 30-day option to purchase up to an additional 1,005,000 common units from KMP on the same terms and conditions, and upon the underwriters’ exercise of this option in full, KMP issued the additional 1,005,000 common units on June 27, 2011. KMP received net proceeds, after deducting the underwriter discount, of $533.9 million from the issuance of these 7,705,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

The above equity issuances during the three months ended June 30, 2011 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $696.8 million; (ii) accumulated deferred income taxes by $11.8 million; and (iii) additional paid-in capital by $20.9 million.

Distributions

Distributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders. On February 14, 2011, KMP paid a quarterly distribution of $1.13 per common unit for the fourth quarter of 2010, of which $229.0 million was paid to the public holders of KMP’s common units. On May 13, 2011, KMP paid a quarterly distribution of $1.14 per common unit for the quarterly period ended March 31, 2011, of which $232.3 million was paid to the public holders of KMP’s common units.

Kinder Morgan, Inc. Form 10-Q

KMR

KMR’s distributions are included in noncontrolling interests and are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. KMR has paid share distributions totaling 3,197,705 shares in the six months ended June 30, 2011.

Subsequent Events

Kinder Morgan, Inc. Dividends

On July 20, 2011, our Board of Directors declared a dividend of $0.30 per share for the second quarter of 2011, which will be paid on August 15, 2011, to shareholders of record as of August 1, 2011.

Noncontrolling Interests Distributions

On July 20, 2011, KMP declared a cash distribution of $1.15 per unit for the quarterly period ended June 30, 2011. The distribution will be paid on August 12, 2011, to KMP’s unitholders of record as of August 1, 2011.

On July 20, 2011, KMR declared a share distribution of 0.017895 shares per outstanding share (1,701,916 total shares) to be paid on August 12, 2011 to shareholders of record as of August 1, 2011, based on the $1.15 per common unit distribution declared by KMP.

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to U.S. generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective (as defined by U.S. generally accepted accounting principles) in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales). The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion as defined by U.S. generally accepted accounting principles), is recognized in earnings during the current period.

The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness. Changes in the excluded component of the change in an option’s time value are included currently in earnings. During the three and six months ended June 30, 2011, we recognized net losses of $1.8 million and net gains of $1.9 million, respectively, related to crude oil hedges and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing. During the three and six months ended June 30, 2010, we recognized net gains of $7.8 million and $14.1 million,

Kinder Morgan, Inc. Form 10-Q

respectively, related to crude oil and natural gas hedges and resulting from hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during the three and six months ended June 30, 2011, we reclassified losses of $24.3 million and $37.8 million, respectively, from “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified losses of $3.9 million and $8.0 million, respectively, into earnings. No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchase actually occurred). The proceeds or payments resulting from the settlement of the cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity (exclusive of the portion included in “Noncontrolling interests”) was $113.8 million and $136.5 million as of June 30, 2011 and December 31, 2010, respectively. These totals included “Accumulated other comprehensive loss” amounts of $85.7 million and $93.3 million of losses as of June 30, 2011 and December 31, 2010, respectively, associated with energy commodity price risk management activities. Approximately $48.4 million of the total loss amount associated with energy commodity price risk management activities and included in our Stockholders’ Equity as of June 30, 2011 is expected to be reclassified into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts could vary materially as a result of changes in market prices. As of June 30, 2011, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of June 30, 2011, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(24.2)	million barrels
Natural gas fixed price	(28.5)	billion cubic feet
Natural gas basis	(28.5)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	(0.1)	billion cubic feet
Natural gas basis	(5.2)	billion cubic feet

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

As of June 30, 2011, KMI and KMP had notional principal amounts of $725 million and $5,275 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain

Kinder Morgan, Inc. Form 10-Q

series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2011, the maximum length of time over which they have hedged a portion of their exposure to the variability in the value of this debt due to interest rate risk is through January 15, 2038.

As of December 31, 2010, KMI and KMP had a combined notional principal amount of $725 million and $4,775 million, respectively, of fixed-to-variable interest rate swap agreements. In the first quarter of 2011, KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Each agreement effectively converts a portion of the interest expense associated with KMP’s 3.50% senior notes due March 1, 2016 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$29.9	$20.1	$(207.7)	$(275.9)
	Non-current	29.5	43.1	(126.4)	(103.0)
Subtotal		59.4	63.2	(334.1)	(378.9)

Interest rate swap agreements	Current	8.0	-	-	-
	Non-current	311.4	258.6	(58.1)	(69.2)
Subtotal		319.4	258.6	(58.1)	(69.2)
Total		378.8	321.8	(392.2)	(448.1)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	1.9	3.9	(1.4)	(5.6)
Total		1.9	3.9	(1.4)	(5.6)
Total derivatives		$380.7	$325.7	$(393.6)	$(453.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of June 30, 2011 and December 31, 2010, this unamortized premium totaled $439.3 million and $461.9 million, respectively, and as of June 30, 2011, the weighted average amortization period for this premium was approximately 16.7 years.

Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of KMP’s derivative contracts on our accompanying consolidated statements of income for each of the three and six months ended June 30, 2011 and 2010 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate swap agreements	Interest, net – income/(expense)	$143.1	$377.3	$71.9	$444.2
Total		$143.1	$377.3	$71.9	$444.2

Fixed rate debt	Interest, net – income/(expense)	$(143.1)	$(377.3)	$(71.9)	$(444.2)
Total		$(143.1)	$(377.3)	$(71.9)	$(444.2)
__________
(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness. Amounts do not reflect the impact on interest expense from the interest rate swap agreements under which we pay variable rate interest and receive fixed rate interest.

____________

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$50.3	$43.0	Revenues-natural gas sales	$-	$0.1	Revenues-product sales and other	$(1.8)	$7.9
			Revenues-product sales and other	(24.3)	(4.6)
			Gas purchases and other costs of sales	-	0.6	Gas purchases and other costs of sales	-	(0.1)
Total	$50.3	$43.0	Total	$(24.3)	$(3.9)	Total	$(1.8)	$7.8

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$(30.2)	$58.6	Revenues-natural gas sales	$0.2	$0.1	Revenues-product sales and other	$1.9	$13.3
			Revenues-product sales and other	(40.4)	(8.8)
			Gas purchases and other costs of sales	2.4	0.7	Gas purchases and other costs of sales	-	0.8
Total	$(30.2)	$58.6	Total	$(37.8)	$(8.0)	Total	$1.9	$14.1
____________

Kinder Morgan, Inc. Form 10-Q

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$15.1	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$15.1	Total	$-	$-	Total	$-	$-
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$9.6	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$9.6	Total	$-	$-	Total	$-	$-
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Energy commodity derivative contracts	Gas purchases and other costs of sales	$0.1	$0.1	$0.2	$0.8
Total		$0.1	$0.1	$0.2	$0.8
____________

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. In 2005 and 2006, we entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of the investment in Canadian operations. Over time, as the exposure to foreign currency risk through our Canadian operations was reduced through dispositions, we began to terminate cross-currency swap agreements. The final cross-currency swap agreements were terminated during the third quarter of 2010 and there were no outstanding cross currency interest rate swaps at June 30, 2011 and December 31, 2010, respectively. In the periods with outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

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

Kinder Morgan, Inc. Form 10-Q

monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

The maximum potential exposure to credit losses on derivative contracts as of June 30, 2011 was (in millions):

Asset position
Interest rate swap agreements	$319.4
Energy commodity derivative contracts	61.3
Gross exposure	380.7
Netting agreement impact	(42.1)
Net exposure	$338.6

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of both June 30, 2011 and December 31, 2010, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids, and crude oil.

As of June 30, 2011 and December 31, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $1.2 million and $2.4 million, respectively, and we reported these amounts as “Accrued other current liabilities” in our accompanying consolidated balance sheets.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of June 30, 2011, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$54.0	$54.0
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine KMP’s incremental collateral obligations, while the remaining use the lower credit rating. Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $54.0 million incremental obligation.

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

Kinder Morgan, Inc. Form 10-Q

▪
Level 3 Inputs—unobservable inputs for the asset or liability. These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of June 30, 2011 and December 31, 2010, based on the three levels established by the Codification (in millions). The fair value measurements in the tables below do not include cash margin deposits made by KMP or its counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets.

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2011
Energy commodity derivative contracts(a)	$61.3	$13.5	$15.2	$32.6
Interest rate swap agreements	$319.4	$-	$319.4	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$258.6	$-	$258.6	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2011
Energy commodity derivative contracts(a)	$(335.5)	$(2.5)	$(307.1)	$(25.9)
Interest rate swap agreements	$(58.1)	$-	$(58.1)	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-
__________
(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX. Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

Kinder Morgan, Inc. Form 10-Q

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and six months ended June 30, 2011 and 2010 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Derivatives-net asset (liability)
Beginning of Period	$(3.2)	$22.6	$18.8	$13.0
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or (losses)
Included in earnings	2.7	11.1	2.8	11.1
Included in other comprehensive income	7.3	7.0	(15.5)	15.6
Purchases	-	-	4.6	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(0.1)	5.9	(4.0)	6.9
End of Period	$6.7	$46.6	$6.7	$46.6

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets held at the reporting date	$(3.7)	$8.9	$1.0	$10.1

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

The estimated fair value of our outstanding debt balance as of June 30, 2011 and December 31, 2010 (both short-term and long-term, but excluding the value of interest rate swaps) is disclosed below (in millions):

	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt(a)	$14,685.8	$15,800.4	$15,169.9	$16,129.1
____________
(a)	The 2010 amount includes the $750.0 million of 5.35% senior notes paid on January 5, 2011.

8.  Reportable Segments

We divide our operations into six reportable business segments. These segments and their principal source of revenues are as follows:

▪	Products Pipelines–KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines–KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

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

We evaluate performance principally based on each segment’s earnings before depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments), which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income, and unallocable income tax expense. Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision maker organizes their operations for optimal performance and resource allocation. Each segment is managed separately because each segment involves different products and marketing strategies.

Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Products Pipelines–KMP
Revenues from external customers	$227.4	$226.3	$453.0	$433.8
Natural Gas Pipelines–KMP
Revenues from external customers	1,044.3	1,029.7	2,063.7	2,266.4
CO2–KMP
Revenues from external customers	354.4	327.9	699.7	663.1
Terminals–KMP
Revenues from external customers	320.3	320.3	651.7	624.1
Intersegment revenues	0.2	0.2	0.5	0.5
Kinder Morgan Canada–KMP
Revenues from external customers	77.3	70.6	152.9	130.4
Power(a)
Revenues from external customers	-	2.8	-	5.6
Other
NGPL PipeCo LLC fee revenue(b)	9.7	11.8	19.5	23.6
Other revenue	0.1	1.5	1.1	1.5
Total segment revenues	2,033.7	1,991.1	4,042.1	4,149.0
Less: Total intersegment revenues	(0.2)	(0.2)	(0.5)	(0.5)
Total consolidated revenues	$2,033.5	$1,990.9	$4,041.6	$4,148.5

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines–KMP(d)	$20.4	$158.0	$200.8	$164.4
Natural Gas Pipelines–KMP	181.0	184.6	403.2	405.2
CO2–KMP	270.8	262.7	537.3	529.3
Terminals–KMP	170.0	164.8	344.2	315.3
Kinder Morgan Canada–KMP	53.6	43.9	101.5	88.9
NGPL PipeCo LLC(e)	3.3	8.4	10.6	(411.2)
Power(a)	-	1.2	-	2.4
Total segment earnings before DD&A	699.1	823.6	1,597.6	1,094.3
Depreciation, depletion and amortization	(263.7)	(269.7)	(519.8)	(552.0)
Amortization of excess cost of equity investments	(1.6)	(1.5)	(3.1)	(2.9)
NGPL PipeCo LLC fee revenue(b)	9.7	11.8	19.5	23.6
Other revenue	0.1	1.5	1.1	1.5
General and administrative expense(f)	(109.7)	(104.8)	(290.1)	(220.5)
Unallocable interest and other, net(g)	(172.6)	(163.1)	(347.4)	(318.9)
Unallocable income tax benefit(expense)	(79.5)	(37.5)	(175.0)	55.5
Income from continuing operations	$81.8	$260.3	$282.8	$80.6

	June 30, 2011	December 31, 2010
Assets
Products Pipelines–KMP	$5,652.4	$5,650.9
Natural Gas Pipelines–KMP	10,890.3	10,960.0
CO2–KMP	4,037.3	4,057.2
Terminals–KMP	5,221.4	5,009.3
Kinder Morgan Canada–KMP	1,911.7	1,870.0
NGPL PipeCo LLC	266.7	265.6
Total segment assets	27,979.8	27,813.0
Corporate assets(h)	990.1	1,095.1
Total consolidated assets	$28,969.9	$28,908.1
____________
(a)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(b)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 9 and 11.
(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(d)
Three and six month 2011 amounts include a $165.0 million increase in expense associated with rate case liability adjustments. Six month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(e)	Six month 2010 amount includes a $430.0 million non-cash investment impairment charge (see Note 2).
(f)
Six month 2011 amount includes (i) a $100 million (pre-tax) increase in special bonus expense. In May of 2011, we paid the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders (see Note 5); (ii) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement; and (iii) $11.1 million increase of expense associated with our initial public offering.

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

Kinder Morgan, Inc. Form 10-Q

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP has a current note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee. KMP received a principal repayment in the amount of $1.4 million in June 2011, and the note provides for a final payment of principal and interest on July 20, 2011. As of June 30, 2011 and December 31, 2010, the outstanding note receivable balance was $80.7 million and $82.1 million, respectively, and we included these amounts within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets.

Subsequent Event

On July 20, 2011, KMP, ExxonMobil, and Plantation Pipe Line Company amended the term loan agreement covering the note discussed above in “Notes Receivable—Plantation Pipe Line Company.”  Together, they agreed to (i) reduce the aggregate loan amount to $100.0 million following payments of $57.9 million made on July 20, 2011 (after these payments, the outstanding principal amount of the note is now $100.0 million, and KMP’s 51.17% portion is $51.2 million); (ii) extend the maturity of the note from July 20, 2011 to July 20, 2016; (iii) allow for pre-payment of all or any portion of the principal amount of the loan without a premium penalty; and (iv) revise the interest rate on the note from 4.72% per annum to 4.25% per annum.  Following the July 20, 2011 payments to both KMP and ExxonMobil, the note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2011, with a final principal payment of $87.8 million due on July 20, 2016.

Express US Holdings LP

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of June 30, 2011 and December 31, 2010, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $117.8 million and $114.2 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of June 30, 2011 and December 31, 2010, our related party receivables (other than notes receivable discussed above in “―Notes Receivable”) totaled $17.1 million and $23.3 million, respectively. The June 30, 2011 receivables amount consisted of (i) $14.7 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $2.4 million of natural gas imbalance receivables included within “Other current assets.” The $14.7 million receivable amount primarily consisted of amounts due from (i) Plantation Pipe Line Company; (ii) the Express pipeline system; and (iii) NGPL. The $2.4 million natural gas imbalance receivable amount primarily consisted of amounts due from NGPL. The December 31, 2010 receivables amount consisted of (i) $16.1 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $7.2 million of natural gas imbalance receivables included within “Other current assets.” The $16.1 million amount primarily related to accounts and interest receivables due from the Express pipeline system, the Rockies Express pipeline system and NGPL. The related party natural gas imbalance receivables consisted of amounts due from NGPL.

As of June 30, 2011 and December 31, 2010, our related party payables totaled $1.1 million and $4.6 million, respectively. The June 30, 2011 related party payable amount included $0.9 million and $0.2 million due to RGZ, Inc. and Devco USA L.L.C, respectively, and we include these amounts within “Accounts payable” on our accompanying consolidated balance sheet. The December 31, 2010 amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to RGZ, Inc. and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” consisting of amounts due to the Rockies Express pipeline system.

NGPL PipeCo LLC Fixed Fee Revenue and General and Administrative Reimbursement

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The O&R Agreement

Kinder Morgan, Inc. Form 10-Q

provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fixed fee charge (Fixed Fee) for services provided under the O&R Agreement. Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement. The Fixed Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $9.7 million and $19.5 million for the three and six months ended June 30, 2011, respectively, and $11.8 million and $23.6 million for the three and six months ended June 30, 2010, respectively. Also, see Note 11 “Litigation, Environmental and Other Contingencies—NGPL 2011 Budget Arbitration.”

Asset Divestitures

Mr. C. Berdon Lawrence, a non-management director on the boards of Kinder Morgan G.P., Inc. and KMR until July 20, 2011, is also Chairman Emeritus of the Board of Kirby Corporation. On February 9, 2011, KMP sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, KMP and Kirby Inland Marine L.P. formed a joint venture named Greens Bayou Fleeting, LLC. For more information about these transactions, see Note 2.

Derivative Counterparties

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), is considered a “related party” to us as that term is defined by U.S. generally accepted accounting principles. Goldman Sachs has acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, Kinder Morgan Kansas, Inc., KMP and KMR, and Goldman Sachs effectively owned 49% of the terminal assets KMP acquired from US Development Group LLC in January 2010.

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs. The hedging facility requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates. The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” in our accompanying consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011	December 31, 2010
Derivatives - asset (liability)
Current assets: Fair value of derivative contracts	$7.6	$-
Assets: Fair value of derivative contracts	$6.0	$12.7
Current liabilities: Fair value of derivative contracts	$(158.2)	$(221.4)
Long-term liabilities and deferred credits: Fair value of derivative contracts	$(52.8)	$(57.5)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income tax expense (benefit)	$87.8	$45.8	$183.7	$(49.7)
Effective tax rate	51.8%	15.0%	39.4%	(160.8)%

The effective rate for the three months ended June 30, 2011 is higher than the statutory federal rate of 35% primarily due to (i) the tax impact from the allocation of income and loss between our taxable and non-taxable entities (impacted

Kinder Morgan, Inc. Form 10-Q

significantly in the second quarter by the $165.0 million KMP rate case liability adjustments, which is largely associated with our non-taxable entities); (ii) state income taxes; and (iii) the impact of non tax-deductible costs incurred to facilitate our initial public offering, partially offset by a dividend received deduction from our 20% ownership interest in NGPL. In addition to the items listed preceding, the effective tax rate for the six months ended June 30, 2011 is higher than the statutory federal rate of 35% due to adjustments recorded for uncertain tax positions.

The effective tax rate for the three months ended June 30, 2010 was lower than the statutory federal rate primarily due to the net effect of consolidating KMP’s income tax provision and an adjustment to the deferred tax liability related to our investment in NGPL, partially offset by state income taxes. The effective tax rate for the six months ended June 30, 2010 was lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s income tax provision; (ii) a dividends received deduction from our 20% ownership interest in NGPL; (iii) state tax refunds received; and (iv) an adjustment to the deferred tax liability related to our investment in NGPL.

11.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the six months ended June 30, 2011. Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2010 Form 10-K. This note also contains a description of any material legal proceedings that were initiated against us during the six months ended June 30, 2011, and a description of any material events occurring subsequent to June 30, 2011, but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC as Holly; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation. “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

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

SFPP

Pursuant to FERC approved settlements, SFPP settled with eleven of twelve shipper litigants in May 2010 and with Chevron in March 2011 a wide range of rate challenges dating back to 1992 (Historical Cases Settlements).  Settlement payments were made to the eleven shippers in June 2010 and to Chevron in March 2011.

Kinder Morgan, Inc. Form 10-Q

The Historical Cases Settlements and other legal reserves related to SFPP rate litigation resulted in a $172.0 million charge to earnings in 2010. In June 2010, KMP made settlement payments of $206.3 million to eleven of the litigant shippers. Due to this settlement payment and the reserve KMP took at that time for potential future settlements with Chevron (since resolved) and the CPUC cases described below, a portion of KMP’s partnership distributions for the second quarter of 2010 (which KMP paid in August 2010) was a distribution of cash from interim capital transactions (rather than a distribution of cash from operations) and our second quarter 2010 distribution from KMP was reduced by $170.0 million. As a result, our second quarter of 2010 pre-tax earnings were reduced by $168.3 million.

As provided in KMP’s partnership agreement, we receive no incentive distribution on ICT Distributions; therefore, there was no practical impact to KMP’s limited partners from this ICT Distribution because (i) the expected cash distribution to the limited partners did not change; (ii) fewer dollars in the aggregate were distributed, because there was no incentive distribution paid to us related to the portion of the quarterly distribution that was an ICT Distribution; and (iii) we, in this instance, agreed to waive any resetting of the incentive distribution target levels, as would otherwise occur according to KMP’s partnership agreement. This ICT Distribution also allowed KMP to resolve the Chevron settlement and should allow it to resolve the CPUC rate cases (discussed below) without impacting its future distributions.

The Historical Cases Settlements resolved at the time, all but two of the interstate rate cases outstanding between SFPP and the twelve litigant shippers. Since that time, additional challenges regarding SFPP’s current rates have been filed with the FERC.

The following FERC dockets, which pertain to all protesting shippers, are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates) (Opinion 511)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on February 17, 2011. While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues. Subsequently, SFPP made a compliance filing which estimates approximately $16.0 million in refunds. However, SFPP also filed a rehearing request on certain adverse rulings in the FERC order. It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review of this order;

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, Holly, and Southwest Airlines—Status: Initial decision issued on February 10, 2011. A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections. SFPP has filed a brief with the FERC taking exception to these and other portions of the initial decision. The FERC will review the initial decision, and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s Opinion 511, it is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket No. IS11-444 (2011 Index Rate Increases)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  Rates accepted and suspended, subject to refund, and case before a FERC settlement judge;

▪	FERC Docket No. OR11-13 (SFPP Base Rates)—Complainant: ConocoPhillips—Status: Complaint pending before the FERC;

▪	FERC Docket No. OR11-14 (SFPP Indexed Rates)—Complainant: ConocoPhillips—Status: Complaint pending before the FERC;

▪	FERC Docket No. OR11-15 (SFPP Base Rates)—Complainant: Chevron—Status: Complaint pending before the FERC;

▪	FERC Docket No. OR11-16 (SFPP Indexed Rates)—Complainant: Chevron—Status: Complaint pending before the FERC;

▪	FERC Docket No. OR11-18 (SFPP Base Rates)—Complainant: Tesoro—Status: Complaint pending before the FERC; and

▪	FERC Docket No. OR11-19 (SFPP Indexed Rates)—Complainant: Tesoro—Status: Complaint pending before the FERC.

With respect to the SFPP proceedings above and the Calnev proceedings discussed below, KMP estimates that the shippers are seeking approximately $50 million in annual rate reductions and $140 million in refunds. However, applying the

Kinder Morgan, Inc. Form 10-Q

principles of Opinion 511, a full FERC decision on the West Line Rates, to these cases would result in substantially lower rate reductions and refunds.  In the second quarter of 2011, KMP recorded a $165.0 million expense and increased its litigation reserve related to these cases and the litigation discussed below involving SFPP and the CPUC. We do not expect refunds in these cases to have an impact on KMP's distributions to its limited partners or our dividends to our shareholders.

Calnev

On March 17, 2011, the FERC issued an order consolidating the following proceedings and setting them for hearing. The FERC further held the hearing proceedings in abeyance to allow for settlement judge proceedings:

▪
FERC Docket Nos. OR07-7, OR07-18, OR07-19, OR07-22, OR09-15 and OR09-20 (consolidated) (Calnev Rates)—Complainants: Tesoro, Airlines, BP, Chevron, ConocoPhillips and Valero Marketing—Status:  Before a FERC settlement judge.

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

Kinder Morgan Interstate Gas Transmission LLC Section 5 Proceeding

On November 18, 2010, KMP’s subsidiary KMIGT was notified by the FERC of a proceeding against it pursuant to Section 5 of the Natural Gas Act. The proceeding set for hearing a determination of whether KMIGT’s current rates, which were approved by the FERC in KMIGT’s last transportation rate case settlement, remain just and reasonable. The FERC made no findings in its order as to what would constitute just and reasonable rates or a reasonable return for KMIGT. A proceeding under Section 5 of the Natural Gas Act is prospective in nature and any potential change in rates charged customers by KMIGT can only occur after the FERC has issued a final order. Prior to that, an administrative law judge presides over an evidentiary hearing and makes an initial decision (which the FERC has directed to be issued within 47 weeks). On March 23, 2011, the Chief Judge suspended the procedural schedule in this proceeding because all parties have reached a settlement in principle that will resolve all issues set for hearing. A formal settlement document, which is supported or not opposed by all parties of record, was filed on May 5, 2011. This settlement document is referred to in this Note as the Settlement, and is pending approval of the FERC. The Settlement resolves all issues in the proceeding and provides shippers on KMIGT’s system with prospective reductions in the fuel and gas and lost and unaccounted for rates, referred to as the Fuel Retention Factors, effective June 1, 2011. The Settlement, upon approval and implementation, will result in a 27% reduction in the Fuel Retention Factors billed to shippers effective June 1, 2011, as compared to the Fuel Retention Factors approved and in effect on March 1, 2011. The Settlement also provides for a second stepped reduction, resulting in a total 30% reduction in the Fuel Retention Factors billed to shippers and effective January 1, 2012, for certain segments of the former Pony Express pipeline system. Except for these reductions to the Fuel Retention Factors, other transportation and storage rates will not be altered by the Settlement. The Settlement calls for the issuance of refunds to allow for shippers to receive the value of lower Fuel Retention Factors on June 1, 2011.

California Public Utilities Commission Proceedings

KMP has previously reported ratemaking and complaint proceedings against SFPP pending with the CPUC. The ratemaking and complaint cases generally involve challenges to rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to tariffed and previously untariffed charges for certain pipeline transportation and related services. These matters have been consolidated and assigned to two administrative law judges.

On April 6, 2010, a CPUC administrative law judge issued a proposed decision in several intrastate rate cases involving SFPP and a number of its shippers. The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. Moreover, the proposed decision orders refunds relating to these issues where the underlying rates were previously deemed reasonable by the CPUC, which KMP believes to be contrary to California law. SFPP filed comments on May 3, 2010 outlining what it believes to be the errors in law and fact within the proposed decision, and on May 5, 2010, SFPP made oral arguments before the full CPUC. On November 12, 2010, an alternate proposed decision was issued.

Kinder Morgan, Inc. Form 10-Q

On May 26, 2011, the CPUC issued an order adopting the proposed decision, which would eliminate from SFPP’s transportation rates an allowance for income taxes on income generated by SFPP. The order also calls for partial refund of rates charged to shippers that were previously deemed reasonable by the CPUC. The order would only affect rates for SFPP’s intrastate pipeline service within the state of California and would have no effect on SFPP’s interstate rates, which do include such an allowance under orders of the FERC and opinions of the U.S. Court of Appeals for the District of Columbia. On this same date, KMP announced that it will seek rehearing and pursue other legal options to overturn the CPUC’s order.

On June 22, 2011, a CPUC administrative law judge issued a proposed decision substantially reducing SFPP’s authorized cost of service, requiring SFPP’s prospective rates to be reduced to reflect the authorized cost of service, and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  SFPP filed comments on the proposed decision on June 22, 2011, outlining what it believes to be errors in law and fact in the proposed decision, including the requirement that refunds be made from May 24, 2007.  SFPP has requested oral argument before the CPUC.  The earliest anticipated date for CPUC consideration of the proposed decision is August 18, 2011.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $360 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and KMP believes that the appropriate application of the May 26, 2011 CPUC order and the June 22, 2011 administrative law decision will result in a considerably lower amount.  In addition, further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken with respect to these decisions.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

On October 2, 2007, the plaintiffs initiated a second arbitration (CO2 Committee, Inc. v. Shell CO2 Company, Ltd., aka Kinder Morgan CO2 Company, L.P., et al.) against Cortez Pipeline Company, Kinder Morgan CO2 and an ExxonMobil entity. The second arbitration asserts claims similar to those asserted in the first arbitration. On April 29, 2011, the parties reached a settlement of the claims in the second arbitration. On May 5, 2011, the arbitration panel approved the settlement and issued its final award. On June 24, 2011, the New Mexico federal district court entered final judgment confirming the final arbitration award.

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

Kinder Morgan, Inc. Form 10-Q

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial has concluded, with a decision from the judge expected by the end of 2011.

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

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position, our results of operations, and our cash flows. These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

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

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against KMP and its subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as Kinder Morgan, asserting claims for breach of contract.  Kinder Morgan performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration is being administered by the American Arbitration Association in Dallas, Texas.  Premcor alleges that Kinder Morgan

Kinder Morgan, Inc. Form 10-Q

breached its contract with Premcor by failing to properly manage the water level in the pit of a coker unit at a refinery owned by Premcor, failing to name Premcor as an additional insured, and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC is a wholly owned subsidiary of Premcor.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at its refinery.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor is seeking to hold Kinder Morgan liable for the award.  Premcor is also seeking to recover an additional $11.4 million of alleged losses and damages in excess of the amount it owes to PACC.  Premcor’s claim against Kinder Morgan is based in part upon Premcor’s allegation that Kinder Morgan is responsible to the extent of Kinder Morgan’s alleged proportionate fault in causing the pit wall collapse.  Kinder Morgan denies and is vigorously defending against all claims asserted by Premcor.  The final arbitration hearing is scheduled to begin on August 29, 2011.

Mine Safety Matters

In the second quarter of 2011, KMP’s bulk terminals operations that handle coal received three citations under the Mine Safety and Health Act of 1977 which were deemed to be significant and substantial violations of mandatory health and safety standards under section 104 of the act (one of which was under section 104(d) of the act, and two orders under section 104(b) of the act). The aggregate of proposed assessments outstanding in respect of all citations received under the act in 2011, as of June 30, was $1,136. KMP works to promptly abate violations described in the citations. We do not believe any of such citations or the matters giving rise to such citations will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Pipeline Integrity and Releases

From time to time, despite our best efforts, our pipelines experience leaks and ruptures. These leaks and ruptures may cause explosions, fire, and damage to the environment, damage to property and/or personal injury or death. In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Barstow, California

The United States Department of the Navy has alleged that historic releases of methyl tertiary-butyl ether, or MTBE, from Calnev’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev; and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system. Although Calnev believes that it has meritorious defenses to the Navy’s claims, it is working with the Navy to agree upon an Administrative Settlement Agreement and Order on Consent for federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA) Removal Action to reimburse the Navy for $0.5 million in past response actions.

Westridge Release, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, KMP initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board (Canada), and the National Transportation Safety Board (Canada). Cleanup and environmental remediation is complete, and KMP has received a British Columbia Ministry of Environment

Kinder Morgan, Inc. Form 10-Q

Certificate of Compliance confirming complete remediation.

Kinder Morgan Canada, Inc. commenced a lawsuit against the parties it believes were responsible for the third party strike, and a number of other parties have commenced related actions. All of the outstanding litigation was settled without assignment of fault on April 8, 2011. Kinder Morgan Canada has recovered the majority of its expended costs in responding to the third party strike.

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans Mountain L.P. The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act. A trial has been scheduled to commence in October 2011. KMP is of the view that the charges have been improperly laid against it, and it is currently in discussions with the Ministry in an attempt to resolve the charges in a cooperative fashion.

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

Perth Amboy, New Jersey Tank Release

In May 2011, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, or NOPV, to KMLT.  The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from KMP’s Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release.  The notice proposes a penalty in the amount of $425,000.  KMLT is cooperating fully with the PHMSA on the response and remediation of this issue.

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, KMP’s subsidiary Central Florida Pipeline LLC reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida. The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident. There was no fire and no injuries associated with the incident. KMP immediately began clean up operations in coordination with federal, state and local agencies.  The cause of the incident is under investigation.

Litigation Relating to the “Going Private” Transaction

Beginning on May 29, 2006, the day after the proposal for the Going Private Transaction was announced, and in the days following, eight putative Class Action lawsuits were filed in Harris County (Houston), Texas and seven putative Class Action lawsuits were filed in Shawnee County (Topeka), Kansas against, among others, Kinder Morgan Kansas, Inc., its Board of Directors (later dismissed), the Special Committee of the Board of Directors, and several corporate officers.

The plaintiffs challenged the proposed transaction as inadequate and unfair to Kinder Morgan Kansas, Inc.’s public stockholders. They alleged that Kinder Morgan Kansas, Inc.’s Board of Directors and certain members of senior management breached their fiduciary duties and the Sponsor Investors aided and abetted the alleged breaches of fiduciary duty in entering into the merger agreement. They sought, among other things, to enjoin the merger, rescission of the merger agreement, disgorgement of any improper profits received by the defendants, and attorneys’ fees.

Kinder Morgan, Inc. Form 10-Q

On November 19, 2008, by agreement of the parties, the Texas trial court issued an order staying all proceedings in the Texas actions until such time as a final judgment shall be issued in the Kansas actions. The effect of this stay is that the consolidated matters will proceed only in the Kansas trial court.

On September 8, 2010, the parties entered into a $200 million settlement agreement to resolve the consolidated class action cases that were pending before the Kansas trial court. On November 19, 2010, the settlement was approved by the Kansas trial court, and in December 2010 the $200 million settlement amount was paid into an escrow account that is subject to the jurisdiction of the court. For the year ended December 31, 2010, we recognized a $200 million, pre-tax charge in the caption “General and administrative expense” in our accompanying consolidated statement of income.

On December 2, 2010, a Notice of Appeal of the Kansas trial court’s approval of the settlement was filed by Ernest Browne, Jr., a former owner of 185 shares of Kinder Morgan Kansas, Inc., in the Court of Appeals for the State of Kansas at Case No. 11-105562-A. Browne filed an amended Notice of Appeal on January 7, 2011. On March 30, 2011, Browne filed a Stipulation of Dismissal of his appeal which was entered by the Kansas Court of Appeals on March 31, 2011, ending the appeal of this matter. On April 11, 2011, the Kansas trial court entered an order noting that the settlement of these consolidated cases was now final and effective.

In February 2011, we entered into a $45.8 million settlement agreement with our Directors and Officers insurance policy insurers (Insurers) regarding certain coverage for the above litigation. The Insurers made payments of $45.8 million to us in March of 2011, and we recognized a gain for that amount in the caption “General and administrative expense” in our accompanying consolidated statement of income for the six months ended June 30, 2011.

NGPL 2011 Budget Arbitration

Pursuant to a notice of dispute, dated December 15, 2010, on April 4, 2011, Natural Gas Pipeline Company of America LLC (NGPL) acting by and through its Myria Holdings, Inc. controlled Board of Directors, filed a notice initiating arbitration against Kinder Morgan Kansas, Inc. pursuant to the terms of the February 2008 Operations and Reimbursement Agreement (O&R Agreement). NGPL alleges that Kinder Morgan Kansas, Inc., as Operator of NGPL, has breached the O&R Agreement relating to Kinder Morgan Kansas, Inc.’s proposed allocation of certain general and administrative expenses (G&A Costs) and other budget line items as determined by Kinder Morgan Kansas, Inc. and set forth in the Proposed 2011 Budget submitted in November 2010. The NGPL Board rejected the Proposed 2011 Budget, suggested that G&A Costs budgeted to NGPL should be considerably lower, and also questioned certain other costs set forth in the Proposed 2011 Budget. Kinder Morgan Kansas, Inc. asserts that it determined the amount of G&A Costs and direct costs budgeted to NGPL for 2011 as required by and in accordance with the terms of the O&R Agreement. We are vigorously defending our position. We recently completed arbitration hearings of the interpretation of the allocation of G&A Costs and Kinder Morgan Kansas, Inc.’s claim for indemnification of its expenses incurred in the matter. The arbitrator has ruled that each party shall bear its own expenses incurred in the arbitration, has taken the issue of the proper allocation of G&A Costs under advisement, and expects to issue a ruling shortly. Thereafter, the Arbitrator will promptly review any remaining issues with respect to contested budgeted direct costs. We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners. As of June 30, 2011 and December 31, 2010, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $268.1 million and $169.8 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. The overall change in the reserve from December 31, 2010 includes both a $63.0 million payment by KMP (for transportation rate settlements on KMP’s Pacific operations’ pipelines) in March 2011 that reduced the liability, and a $165.0 million increase in expense in June 2011, which increased the liability. The June 2011 increase to the reserve was related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We

Kinder Morgan, Inc. Form 10-Q

regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

Casper and Douglas, EPA Notice of Violation

In March 2011, the EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming.  In June 2011, KMP received two letters from the EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act.  KMP is cooperating with EPA and working with the EPA to resolve these allegations.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remained stayed through the end of 2010. A hearing was held on December 13, 2010 to hear the City’s motion to remove the litigation stay. At the hearing, the judge denied the motion to lift the stay without prejudice. At the next case management conference held on June 13, 2011, the judge again continued the full litigation stay. During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup and are now starting a sampling and testing program at the site. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board. The state water board has not yet taken any action with regard to KMP’s appeal petitions.

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

In December 2010, KMLT and Plains Products entered into an agreement in principle with the New Jersey Department of Environmental Protection for settlement of the state’s alleged natural resource damages claim. The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval. The natural resource damage settlement includes a monetary award of $1.1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now before the court. Soon after filing the Consent Judgment, Exxon Mobil filed an opposition to the Consent Judgment to the court. The parties now

Kinder Morgan, Inc. Form 10-Q

have until August 19, 2011 to brief the issues and participate in an oral hearing on the matter. The settlement with the state does not resolve the original complaint brought by Exxon Mobil. There is no trial date set.

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

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date. In April, 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately 3 months. Now, the parties must complete all fact discovery by January 23, 2012. A mandatory settlement conference is now set for November 2, 2011 and the trial is set for September 25, 2012. KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board. KMP continues to be in compliance with this agency order as it conducts an extensive remediation effort at the City’s stadium property site.

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

Notice of Proposed Debarment

In April 2011, we received Notices of Proposed Debarment from the United States Environmental Protection Agency’s Suspension and Debarment Division, referred to in this Note as the EPA SDD. The Notices propose the debarment of Kinder Morgan Energy Partners, L.P., Kinder Morgan, Inc., Kinder Morgan G.P., Inc., and Kinder Morgan Management, LLC, along with four of KMP’s subsidiaries, from participation in future federal contracting and assistance activities. The Notices allege that certain of the respondents’ past environmental violations indicate a lack of present responsibility warranting debarment. Our objective is to fully comply with all applicable legal requirements and to operate our assets in accordance with our processes, procedures and compliance plans. We are performing better than industry averages in our incident rates and in our safety performance, all of which is publicly reported on our website. We take environmental compliance very seriously, and look forward to demonstrating our present responsibility to the EPA SDD through this administrative process and KMP is engaged in discussions with the EPA SDD with the goal of resolving this matter in a cooperative fashion. We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Kinder Morgan, Inc. Form 10-Q

We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we negotiate and settle these matters. We do not believe that these alleged violations will have a material adverse effect on our business, financial position, results of operations or cash flows.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of June 30, 2011, we have accrued an environmental reserve of $78.5 million, and we believe that these pending environmental matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. In addition, as of June 30, 2011, we have recorded a receivable of $6.5 million for expected cost recoveries that have been deemed probable. As of December 31, 2010, our environmental reserve totaled $79.8 million and our estimated receivable for environmental cost recoveries totaled $8.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

12.  Regulatory Matters

Kinder Morgan Interstate Gas Transmission Pipeline – Franklin to Hastings Expansion Project

KMIGT has filed a prior notice request to expand and replace certain mainline pipeline facilities to create up to 10,000 dekatherms per day of firm transportation capacity to serve an ethanol plant located near Aurora, Nebraska.  The estimated cost of the facilities is $18.4 million.  The project was constructed and went into service on April 14, 2011.

FERC Natural Gas Fuel Tracker Proceedings

Trailblazer Pipeline Company LLC

On April 28, 2011, the FERC issued an Order Rejecting Tariff Record and Denying Waiver in Trailblazer Pipeline Company LLC’s annual fuel tracker filing at Docket No. RP11-1939-000.  The order requires Trailblazer to make a compliance filing for its annual Expansion Fuel Adjustment Percentage (EFAP) pursuant to its tariff.  In its previous two annual tracker filings, Trailblazer received authorization by the FERC to defer collection of its fuel deferred account until a future period by granting a waiver of various fuel tracker provisions.  In the Docket No. RP11-1939 filing, Trailblazer again asked for tariff waivers that would defer the collection of its fuel deferred account to a future period, which the FERC denied.  Trailblazer has filed for rehearing of the FERC’s April 28, 2011 order, which is pending before the FERC.

On May 2, 2011, Trailblazer filed to re-determine its EFAP in compliance with the April 28, 2011 order, implementing a revised EFAP rate of 8.14%, which included the proposed recovery of the deferred account.  On May 18, 2011, the FERC issued an order rejecting the May 2, 2011 filing, on the basis that the filing to implement a revised EFAP

Kinder Morgan, Inc. Form 10-Q

must be accomplished as a new proceeding, not as a compliance filing.  Trailblazer has filed for rehearing of the May 18, 2011 order, which is also pending before the FERC.

On June 3, 2011, Trailblazer filed in a new proceeding, Docket No. RP11-2168-000, revised tariff records to redetermine its EFAP, with a proposed effective date of July 1, 2011.  Trailblazer included three EFAP rate options.  In addition, under two of the options, Trailblazer proposed to continue to defer collection of the deferred account until a future date.  In an order dated July 1, 2011, referred to in this Note as the July 1 Order, the FERC rejected the two options to defer recovery of the deferred account and accepted the option that included recovery of the entire deferred account. Specifically, the FERC approved an EFAP rate of 8.69%, subject to refund, effective July 1, 2011 and established hearing proceedings to determine the appropriate throughput, revenue and cost data to use for determining the EFAP and the composition, accounting and proposed recovery methodology for amounts in the deferred account.  In the July 1 Order, the FERC determined that Trailblazer could not charge negotiated rate shippers a fuel rate above the caps established in their negotiated rate agreements with Trailblazer and that operation of the cap was not an issue for hearing. As a result of this determination, Trailblazer recognized a $13.1 million operating expense in the second quarter of 2011 for the amount of the deferred costs that is potentially attributable to the negotiated rate shippers. Trailblazer has sought rehearing of the July 1 order.

A prehearing conference was held on July 14, 2011, and a procedural schedule that results in a hearing in April 2012 was established.

Rockies Express Pipeline LLC

On March 1, 2011, Rockies Express Pipeline LLC made its annual filing to revise its fuel lost and unaccounted for percentage, referred to as its FL&U rate, applicable to its shippers effective April 1, 2011.  In this filing, Rockies Express requested an increase in its FL&U rate due to a decline in the price of natural gas used to index its FL&U rate that had resulted in a fuel tracker receivable balance as of December 31, 2010.  Rockies Express proposed two options to allow it to recover these costs.

On March 30, 2011, the FERC notified Rockies Express that it had rejected the first option and that the second option, while accepted effective April 1, 2011, was under further FERC review.  This event caused Rockies Express to reconsider the recoverability of a portion of its fuel tracker receivable balance that would have been recovered from one shipper. Therefore, in the first quarter of 2011, Rockies Express reduced its fuel tracker receivable balance by $8.2 million and recorded the same amount as additional operations and maintenance expense.

13. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2011 had a material impact on our consolidated financial statements.

ASU No. 2011-04

On May 12, 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends U.S. generally accepted accounting principles (GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS). The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification. Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011 (January 1, 2012 for us). The amendments in this ASU are to be applied prospectively, and early adoption is prohibited. We are currently reviewing the effects of ASU No. 2011-04.

ASU No. 2011-05

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in

Kinder Morgan, Inc. Form 10-Q

equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for us) and interim and annual periods thereafter. Early adoption is permitted, and full retrospective application is required. Since this ASU pertains to disclosure requirements only, the adoption of this ASU will not have a material impact on our consolidated financial statements.

14.  Reconciliation of Significant Asset Balances

The following is a reconciliation between KMP’s significant asset balances as reported in KMP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 and our consolidated asset balances as shown on our accompanying consolidated balance sheets (in millions):

	June 30, 2011	December 31, 2010
Property, plant and equipment, net–KMP	$14,823.6	$14,603.9
Purchase accounting adjustments associated with our investment in KMP	2,379.3	2,445.2
Property, plant and equipment, net–KMI	24.6	21.6
Property, plant and equipment, net	$17,227.5	$17,070.7

Investments–KMP	$3,907.6	$3,886.0
Purchase accounting adjustments associated with our investment in KMP	137.4	139.3
Investments–KMI	266.7	265.8
Investments	$4,311.7	$4,291.1

Goodwill–KMP	$1,230.8	$1,233.6
Purchase accounting adjustments associated with our investment in KMP	3,597.3	3,597.3
Goodwill	$4,828.1	$4,830.9

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our 2010 Form 10-K. Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI” or the “Company” are intended to mean Kinder Morgan, Inc. and our consolidated subsidiaries including Kinder Morgan Kansas, Inc.

On February 16, 2011, we completed a $3.3 billion initial public offering of 109,786,590 shares of our common stock, which included the exercise of underwriters’ options to purchase an additional 14,319,990 shares. All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering. The class of common stock sold in the offering was our Class P common stock, which is sometimes referred to herein as our “common stock.” Our then existing investors prior to the initial public offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.” Our common stock now trades on the New York Stock Exchange under the symbol “KMI.” For additional information on our 2011 equity transactions, see Note 5 “Stockholders’ Equity” to our consolidated financial statements included elsewhere in this report.

Our assets that generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in Kinder Morgan Energy Partners, L.P. (KMP), approximately 11% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC. Approximately 98.4% of the distributions we received from our subsidiaries for the six months ended June 30, 2011 were attributable to KMP.

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

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including the Kinder Morgan Canada–KMP business segment, the Canadian portion of the Cochin Pipeline, and bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S.: Canadian dollar exchange rates. To help understand our reported operating results, all of the following references to “foreign currency effects” or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar. The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

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

The CO2 sales and transportation business primarily has contracts with minimum volume requirements, which as of December 31, 2010, had a remaining average contract life of 4.7 years. Carbon dioxide sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Older contracts have had a fixed price component and a variable price component typically tied to the price of crude oil.  More recent contracts have provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for contracts making deliveries in 2011, and utilizing the average oil price per barrel contained in our 2011 budget, approximately 76% of our contractual volumes are based on a fixed fee or floor price, and 24% fluctuates with the price of oil. In the long-term, our success in this business is driven by the demand for carbon dioxide. However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts. In the CO2–KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add. In that regard, our production during any period is an important measure. In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products. Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil. KMP’s realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $69.37 and $69.07 per barrel in the second quarter and first six months of 2011, respectively, and $59.58 and $60.05 per barrel in the second quarter and first six months of 2010, respectively.  Had KMP not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $99.83 and $95.29 per barrel in the second quarter and first six months of 2011, respectively, and $75.17 and $75.80 per barrel in the second quarter and first six months of 2010 respectively.

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

In our discussions of the operating results of individual businesses that follow (see” —Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions

Kinder Morgan, Inc. Form 10-Q

separately from those that are attributable to businesses owned in both periods. Continuing its history of making accretive acquisitions and economically advantageous expansions of existing businesses, in the full year 2010, KMP invested approximately $2.5 billion for both strategic business acquisitions and expansions of existing assets, and these capital investments helped KMP to achieve compound annual growth rates in cash distributions to its limited partners of 4.8%, 8.1%, and 7.0%, respectively, for the one-year, three-year, and five-year periods ended December 31, 2010.

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its ability to successfully complete acquisitions and expansions. We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it currently estimates spending approximately $2.5 billion for its 2011 capital expansion program, including acquisitions and investment contributions (in July 2011, it acquired the remaining 50% interest in KinderHawk Field Services LLC that it did not already own and a 25% interest in EagleHawk Field Services LLC for an aggregate consideration of $911.9 million).  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control. Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions. As a master limited partnership, KMP distributes all of its available cash and it accesses capital markets to fund acquisitions and asset expansions. Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required. For a further discussion of our liquidity, including KMP’s public debt and equity offerings in the first half of 2011; please see “—Financial Condition” below.

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

As presented in the table at the end of this section, for the three and six months ended June 30, 2011, we had cash available to pay distributions of $154.2 million and $405.3 million, respectively. In 2011, we expect to meet or exceed our $820 million budget for cash available to pay dividends. As discussed below, our dividend for the first quarter of 2011 (paid on May 16, 2011) was prorated for the time we have been public. Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011. As of June 30, 2011, investor retained stock was convertible into a fixed aggregate of 596,102,672 shares of our common stock, which represent 84.3% of our common stock on a fully-converted basis. Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock reduces on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully converted basis is the same before and after the conversion of our investor retained stock.

Kinder Morgan, Inc. Form 10-Q

Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds. During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy. There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors. Distributions we receive from KMP are our most significant source of our cash available to pay dividends (including the value of additional KMR shares we receive on the approximately 13.6 million shares we own). We intend periodically to sell the KMR shares we receive as distributions to generate cash.

On February 11, 2011, our board of directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public. This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special cash bonuses (and premium pay) in an aggregate amount of approximately $100 million that was paid in May of 2011 to certain of our non-senior employees. No holders of our Class B shares or Class C shares received such bonuses.

On May 16, 2011, we paid a prorated dividend of $0.14 per share for the first quarter of 2011 to shareholders of record as of May 2, 2011. The initial dividend was prorated from February 16, 2011, the day that we closed the offering, to March 31, 2011. Based on a full quarter, the dividend amounts to $0.29 per share ($1.16 annualized).

On July 20, 2011, our board of directors declared a dividend of $0.30 per share ($1.20 annualized) for the second quarter of 2011 payable on August 15, 2011, to shareholders of record as of August 1, 2011.

Cash Available to Pay Dividends
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
KMP distributions to us
From ownership of general partner interest(a)	$290.3	$258.5	$575.0	$509.8
On KMP units owned by us(b)	24.7	23.2	49.2	46.0
On KMR shares owned by us(c)	15.2	13.3	30.0	26.1
Total KMP distributions to us	330.2	295.0	654.2	581.9
NGPL PipeCo LLC’s distributions to us	5.5	-	9.9	16.5

Total distributions received	335.7	295.0	664.1	598.4
General and administrative expenses and sustaining capital expenditures	(3.1)	1.1	(5.2)	0.8
Interest expense	(5.7)	(4.4)	(80.9)	(78.4)

Cash available to pay dividends before cash taxes	326.9	291.7	578.0	520.8
Cash taxes	(172.7)	(152.0)	(172.7)	(151.1)

Cash available to pay dividends	$154.2	$139.7	$405.3	$369.7
____________
(a)
Based on (i) Kinder Morgan Energy Partners, L.P. (KMP) distributions of $1.14 and $2.27 per common unit paid in the three and six months ended June 30, 2011, respectively, and distributions of $1.07 and $2.12 per common unit paid in the three and six months ended June 30, 2010, respectively (versus the $1.15 and $2.29 per common unit declared for the three and six months ended June 30, 2011, respectively, and distributions of $1.09 and $2.16 per common unit declared in the three and six months ended June 30, 2010, respectively ); (ii) 316.2 million and 298.2 million aggregate common units, Class B units and i-units outstanding as of January 31, 2011 and January 29, 2010, respectively; (iii) 318.9 million and 299.7 million aggregate common units, Class B units and i-units outstanding as of April 29, 2011 and April 30, 2010, respectively; and (iv) with respect to the 7.9 million common units issued during 2010 that were deemed by us to be issued in connection with financing a portion of the acquisition of KMP’s initial 50% interest in the KinderHawk joint venture, we as general partner have waived receipt of its related incentive distributions from the second quarter 2010 through 2011.

Kinder Morgan, Inc. Form 10-Q

(b)	Based on 21.7 million KMP units owned by us multiplied by the KMP per unit distribution paid, as outlined in footnote (a) above.
(c)
Assumes that we sold approximately 0.3 million and 0.5 million Kinder Morgan Management, LLC (KMR) shares that we received as distributions in the three and six months ended June 30, 2011, respectively, and approximately 0.2 million and 0.4 million KMR shares that we received as distributions in the three and six months ended June 30, 2010, respectively, at the price used to calculate the number of KMR shares received in the quarterly distributions. We did not sell any KMR shares in 2011 or 2010. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations(a)	$81.8	$260.3	$282.8	$80.6
Depreciation, depletion and amortization(a)	263.7	269.7	519.8	552.0
Amortization of excess cost of equity investments(a)	1.6	1.5	3.1	2.9
(Earnings) loss from equity investments(a)	(75.3)	(60.9)	(143.7)	313.3
Distributions from equity investments	70.9	52.1	135.7	101.9
Distributions from equity investments in excess of cumulative earnings	47.5	36.0	131.1	109.9
KMP certain items(b)	159.9	4.1	247.7	157.5
KMI purchase accounting(c)	(2.4)	(4.3)	(6.0)	(17.1)
Interim capital transaction(d)	-	(166.6)	-	(166.6)
Difference between cash and book taxes	(101.0)	(115.4)	(7.9)	(212.4)
Difference between cash and book interest expense for KMI	35.6	34.4	2.2	(1.0)
Sustaining capital expenditures(e)	(49.7)	(48.3)	(85.8)	(81.1)
KMP declared distribution on its limited partner units owned by the public(f)	(338.6)	(299.7)	(662.3)	(583.9)
Other(g)	60.2	176.8	(11.4)	113.7
Cash available to pay dividends	$154.2	$139.7	$405.3	$369.7
____________
(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. Three months 2011 includes $165.0 million increase to KMP’s legal reserve attributable to rate case litigation involving KMP’s products pipelines on the West Coast. Six months 2011 amount also includes KMP’s portion ($87.1 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with U.S. generally accepted accounting principles. However, KMP has no obligation, nor did it pay any amounts in respect to such bonuses. The cost of the $100 million special bonus to non-senior employees was not borne by our Class P shareholders. In May of 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(c)	Consists of non-cash purchase accounting adjustments related to the Going Private Transaction primarily associated with non-cash income recognized from the revaluation of KMP’s crude hedges.
(d)
Three months 2010 amount includes an interim capital transaction (ICT Distribution) wherein a portion of KMP’s partnership distributions for the second quarter of 2010 (which it paid in the third quarter of 2010) was a distribution of cash from an ICT Distribution rather than a distribution of cash from operations. See Note 11 to our consolidated financial statements included elsewhere in this report.

(e)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.
(f)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(g)
Consists of items such as timing and other differences between earnings and cash (for example, a lag between when earnings are recognized and distributions are paid, including distributions to us by KMP), the elimination of any earnings from our formerly owned Power segment, KMI certain items, including, for the six months 2011, KMI’s portion ($12.9 million) of the special bonus described in footnote (b) above, and KMP’s cash flow in excess of its distributions.

Kinder Morgan, Inc. Form 10-Q

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

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2011. Our goodwill impairment analysis performed on that date did not result in an impairment charge, and previous or subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets. For more information on our goodwill impairment analysis, see Note 3 “Intangibles—Goodwill” to our consolidated financial statements included elsewhere in this report.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2010 Form 10-K. There have not been any significant changes in these policies and estimates during the six months ended June 30, 2011.

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

Kinder Morgan, Inc. Form 10-Q

Results of Operations

Consolidated

	Three Months Ended June 30,
	2011	2010	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$20.4	$158.0	$(137.6)	(87)%
Natural Gas Pipelines–KMP(c)	181.0	184.6	(3.6)	(2)%
CO2–KMP(d)	270.8	262.7	8.1	3%
Terminals–KMP(e)	170.0	164.8	5.2	3%
Kinder Morgan Canada–KMP(f)	53.6	43.9	9.7	22%
NGPL PipeCo LLC	3.3	8.4	(5.1)	(61)%
Power(g)	-	1.2	(1.2)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	699.1	823.6	(124.5)	(15)%

Depreciation, depletion and amortization expense	(263.7)	(269.7)	6.0	2%
Amortization of excess cost of equity investments	(1.6)	(1.5)	(0.1)	(7)%
NGPL PipeCo LLC fee revenue(h)	9.7	11.8	(2.1)	(18)%
Other revenues	0.1	1.5	(1.4)	(93)%
General and administrative expense(i)	(109.7)	(104.8)	(4.9)	(5)%
Unallocable interest and other, net(j)	(172.6)	(163.1)	(9.5)	(6)%
Income from continuing operations before income taxes	161.3	297.8	(136.5)	(46)%
Unallocable income tax expense(a)	(79.5)	(37.5)	(42.0)	(112)%
Income from continuing operations	81.8	260.3	(178.5)	(69)%
Loss from discontinued operations, net of tax	(0.1)	-	(0.1)	n/a
Net income	81.7	260.3	(178.6)	(69)%
Net (income) loss attributable to noncontrolling interests	50.4	(214.3)	264.7	124%
Net income attributable to Kinder Morgan, Inc.(k)	$132.1	$46.0	$86.1	187%

	Six Months Ended June 30,
	2011	2010	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(l)	$200.8	$164.4	$36.4	22%
Natural Gas Pipelines–KMP(m)	403.2	405.2	(2.0)	-
CO2–KMP(n)	537.3	529.3	8.0	2%
Terminals–KMP(o)	344.2	315.3	28.9	9%
Kinder Morgan Canada–KMP(f)	101.5	88.9	12.6	14%
NGPL PipeCo LLC(p)	10.6	(411.2)	421.8	103%
Power(g)	-	2.4	(2.4)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,597.6	1,094.3	503.3	46%

Depreciation, depletion and amortization expense	(519.8)	(552.0)	32.2	6%
Amortization of excess cost of equity investments	(3.1)	(2.9)	(0.2)	(7)%
NGPL PipeCo LLC fee revenue(h)	19.5	23.6	(4.1)	(17)%
Other revenues	1.1	1.5	(0.4)	(27)%
General and administrative expense(q)	(290.1)	(220.5)	(69.6)	(32)%
Unallocable interest and other, net(r)	(347.4)	(318.9)	(28.5)	(9)%
Income from continuing operations before income taxes	457.8	25.1	432.7	1,724%
Unallocable income tax (expense) benefit(a)	(175.0)	55.5	(230.5)	(415)%
Income from continuing operations	282.8	80.6	202.2	251%
Loss from discontinued operations, net of tax	(0.1)	(0.2)	0.1	50%
Net income	282.7	80.4	202.3	252%
Net (income) loss attributable to noncontrolling interests	4.4	(195.3)	199.7	102%
Net income (loss) attributable to Kinder Morgan, Inc.(k)	$287.1	$(114.9)	$402.0	350%

Kinder Morgan, Inc. Form 10-Q

___________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income taxes expense of $8.3 million and $8.3 million for the three months ended June 30, 2011 and 2010, respectively, and $8.7 million and $5.8 million for the six months ended June 30, 2011 and 2010, respectively.

(b)
2011 amount includes a $165.0 million increase in expense associated with rate case liability adjustments, a $10.8 million increase in income from the sale of a portion of KMP’s Gaffey Street, California land, and a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.  2010 amount includes a $15.5 million decrease in income associated with combined property environmental expenses and disposal losses related to the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land, and a $0.4 million decrease in income resulting from unrealized foreign currency losses on long-term debt transactions. Also 2011 and 2010 amounts include a $0.3 million and a $7.2 million, respectively, decrease in segment earnings related to property disposal losses which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2010 amount includes a $0.1 million decrease in income from unrealized losses on derivative contracts used to hedge forecasted natural gas sales.  Also, 2011 and 2010 amounts include decreases in segment earnings of $0.3 million and $0.5 million, respectively, related to assets sold which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $0.1 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
2011 and 2010 amounts include a decrease in income of $1.8 million and an increase in income of $7.9 million, respectively, from unrealized gains and losses on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings of $4.4 million and $13.3 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2011 amount includes (i) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a $2.2 million increase in income associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.; (iii) a $0.2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (iv) a $1.2 million increase in expense associated with environmental liability adjustments; and (v) a $1.2 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses.  2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal, and a $0.2 million increase in expense related to storm and flood clean-up and repair activities. Also, 2011 and 2010 amounts include decreases in segment earnings of $0.3 million and $0.7 million, respectively, related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(f)	2011 amount includes a $2.2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(g)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(h)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.
(i)
 2011 amount includes (i) a $1.4 million increase in unallocated payroll tax expense related to KMP’s portion ($87.1 million) of the special bonus discussed in item (i) of footnote (q) below; (ii) a $0.6 million increase in expense for certain asset and business acquisition costs; (iii) a $0.1 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; (iv) a $0.2 million increase in expense for services associated with our postretirement employee benefits; and (v) a $0.1 million increase in Going Private transaction litigation expense. 2010 amount includes (i) a $1.0 million increase in expense for certain asset and business acquisition costs; (ii) a $0.1 million increase in expense related to capitalized overhead costs associated with the 2008 hurricane season;  (iii) a  $1.5 million reduction in expense associated with an insurance claim reimbursement; (iv) a $0.4 million increase in expense related to non-cash compensation expense; and (v) a $0.3 million increase in expense associated with Going Private transaction litigation legal fees.

(j)	2011 and 2010 amounts include increases in imputed interest expense of $0.2 million and $0.2 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(k)
2010 amounts include a reduction of approximately $107 million (after-tax) due to a KMP interim capital transaction.  See Note 11 of our consolidated financial statements included elsewhere in this report.

(l)
2011 and 2010 amounts include increases in income of $0.2 million and $0.1 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.  2011 amount also includes a $165.0 million increase in expense associated with rate case liability adjustments, a $10.8 million increase in income from the sale of a portion of KMP’s Gaffey Street, California land, and a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.  2010 amount also includes a $158.0 million increase in expense associated with rate case liability adjustments, and a $15.5 million decrease in income associated with combined property environmental expenses and disposal losses related to the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. Also 2011 and 2010 amounts

Kinder Morgan, Inc. Form 10-Q

include decreases in segment earnings of $0.4 million and $7.2 million, respectively, related to property disposal losses which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(m)
2011 amount includes a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2010 amount includes a $0.8 million increase in income from unrealized gains on derivative contracts used to hedge forecasted natural gas sales, and a $0.4 million increase in income from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition. Also, 2011 and 2010 amounts include decreases in segment earnings of $0.7 million and $0.5 million, respectively, related to assets sold which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $0.1 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(n)
2011 and 2010 amounts include increases in income of $1.9 million and $13.3 million, respectively, from unrealized gains on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings of $8.9 million and $26.7 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(o)
2011 amount includes (i) a $4.7 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (iii) a $2.2 million increase in income associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.; (iv) a $2.2 million increase in income from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; (v) a $3.2 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (vi) a $1.2 million increase in expense associated with environmental liability adjustments; and (vii) a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal.  2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal, and a $0.6 million increase in expense related to storm and flood clean-up and repair activities. Also, 2011 and 2010 amounts include decreases in segment earnings of $0.5 million and $0.7 million, respectively, related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(p)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.
(q)
2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees. The cost of this bonus was not borne by our Class P shareholders. KMI paid for these bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders; (ii) a $1.4 million increase in unallocated payroll tax expense related to KMP’s portion ($87.1 million) of the special bonus discussed preceding; (iii) a $1.1 million increase in expense for certain asset and business acquisition costs; (iv) a $0.1 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; (v) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement; (vi) a $11.1 million increase of expense associated with our initial public offering; (vii) a $0.8 million increase in expense related to non-cash compensation expense; (viii) a $0.7 million increase in Going Private transaction litigation expense; and (ix) a $0.2 million increase in expense for services associated with our postretirement employee benefits. 2010 amount includes (i) a $2.4 million increase in expense for certain asset and business acquisition costs; (ii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; (iv) a $1.5 million reduction in expense associated with an insurance reimbursement; (v) a $0.9 million increase in expense related to non-cash compensation expense; and (vi) a $2.6 million increase in expense associated with Going Private transaction litigation legal fees.

(r)	2011 and 2010 amounts include increases in imputed interest expense of $0.4 million and $0.6 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

Net income attributable to Kinder Morgan, Inc. totaled $132.1 million for the second quarter of 2011 as compared to a $46.0 million in the second quarter of 2010. Our total revenues for the comparative periods were $2,033.5 million and $1,990.9 million, respectively.  Net income attributable to Kinder Morgan, Inc. for the three months ended June 30, 2010 was negatively impacted by $107 million (after-tax) from a reduction to the incentive distribution we received from KMP in 2010 due to a KMP interim capital transaction.

For the first half of 2011 our net income attributable to Kinder Morgan, Inc. totaled $287.1 million as compared to our net loss attributable to Kinder Morgan, Inc. of $114.9 million in the first half of 2010. Our total revenues for the comparative periods were $4,041.6 million and $4,148.5 million, respectively. Net income attributable to Kinder Morgan, Inc. for the six months ended June 30, 2010 was negatively impacted by $107 million (after-tax) from a reduction to the incentive distribution we received from KMP in 2010 and by approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

Compared to the second quarter of 2010, total segment earnings before depreciation, depletion and amortization decreased $124.5 million (15%) in the second quarter of 2011; however, this overall decrease in earnings included a

Kinder Morgan, Inc. Form 10-Q

$159.0 million decrease in earnings from the effect of the certain items described in the footnotes to the tables above (which combined to decrease total segment EBDA by $155.6 million in the second quarter of 2011 and to increase total segment EBDA by $3.4 million in the second quarter of 2010).  The remaining $34.5 million (4%) increase in quarterly segment earnings before depreciation, depletion and amortization included higher earnings in 2011 from the CO2-KMP, Kinder Morgan Canada-KMP, Terminals-KMP, and Natural Gas Pipelines-KMP business segments, partially offset with lower earnings from the Products Pipelines-KMP and NGPL PipeCo LLC business segments.

For the comparable six month periods, total segment earnings before depreciation, depletion and amortization expenses increased $503.3 million (46%) in 2011; however, this overall increase in earnings included an increase of $420.6 million from the effect of the certain items described in the footnotes to the table above (which combined to decrease total segment EBDA by $143.8 million in the first half of 2011 and to decrease total segment EBDA by $564.4 million in the first half of 2010). The primary item described in the footnotes to the table above contributing to the $420.6 million decrease in total segment EBDA for 2010 was a $430 million (pre-tax) non-cash impairment charge of our investment in NGPL PipeCo LLC. The remaining $82.7 million (5%) increase in quarterly segment earnings before depreciation, depletion and amortization resulted from better performance from all five of the KMP reportable business segments, mainly due to increases attributable to the CO2-KMP and Terminals-KMP business segments, partially offset by a decrease in earnings from our NGPL PipeCo LLC business segment.

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$227.4	$226.3	$453.0	$433.8
Operating expenses(a)	(226.7)	(65.0)	(279.0)	(273.9)
Other income (expense)(b)	10.2	(11.1)	10.2	(11.1)
Earnings from equity investments	7.5	6.1	14.6	10.6
Interest income and Other, net(c)	2.2	1.3	3.5	3.9
Income tax (expense) benefit(d)	(0.2)	0.4	(1.5)	1.1
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$20.4	$158.0	$200.8	$164.4

Gasoline (MMBbl)(e)	99.6	103.4	195.5	197.2
Diesel fuel (MMBbl)	36.9	38.3	73.5	71.1
Jet fuel (MMBbl)	29.2	26.2	54.8	51.0
Total refined product volumes (MMBbl)	165.7	167.9	323.8	319.3
Natural gas liquids (MMBbl)	5.6	5.7	12.2	11.6
Total delivery volumes (MMBbl)(f)	171.3	173.6	336.0	330.9
Ethanol (MMBbl)(g)	7.7	7.6	15.0	14.8
____________
(a)
Three and six month 2011 amounts include a $165.0 million increase in expense associated with rate case liability adjustments.  Three and six month 2010 amounts include an $11.6 million increase in property environmental expenses related to the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. Six month 2010 amount also includes a $158.0 million increase in expense associated with rate case liability adjustments.

(b)
Three and six month 2011 amounts include a $10.8 million increase in income from the sale of a portion of KMP’s Gaffey Street, California land. Three and six month 2010 amounts include property disposal losses of $3.9 million related to the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. Also three and six month 2011 amounts include decreases in segment earnings of $0.3 million and $0.4 million, respectively, and both three and six month 2010 amounts include a $7.2 million decrease in segment earnings all related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Six month 2011 amount includes a $0.2 million increase in income, and the three and six month 2010 amounts include a $0.4 million decrease in income and a $0.1 million increase in income, respectively, all resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(d)	Three and six month 2011 amounts include a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(e)	Volumes include ethanol pipeline volumes.
(f)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Kinder Morgan, Inc. Form 10-Q

Combined, the certain items described in the footnotes to the table above decreased the change in the Products Pipelines-KMP’s earnings before depreciation, depletion and amortization expenses by $131.3 million in the second quarter of 2011, and increased the change in earnings before depreciation, depletion and amortization expenses by $26.3 million in the first six months of 2011, when compared to the same periods of 2010.  Following is information, for each of the comparable three and six month periods of 2011 and 2010, related to the segment’s (i) remaining $6.3 million (4%) decrease and $10.1 million (3%) increase in earnings before depreciation, depletion and amortization and (ii) $1.1 million (0%) and $19.2 million (4%) increases in operating revenues:

Three months ended June 30, 2011 versus Three months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$3.1	69%	$2.2	23%
West Coast Terminals	1.9	10%	3.1	12%
Plantation Pipeline	0.8	7%	0.3	5%
Pacific operations	0.1	-	(1.3)	(1)%
Southeast Terminals	(4.7)	(22)%	(0.5)	(2)%
Central Florida Pipeline	(3.3)	(20)%	(0.9)	(5)%
Calnev Pipeline	(1.4)	(10)%	(2.0)	(10)%
All others (including eliminations)	(2.8)	(23)%	0.2	1%
Total Products Pipelines-KMP	$(6.3)	(4)%	$1.1	-

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$10.1	76%	$11.9	60%
Pacific operations	4.4	3%	0.8	-
West Coast Terminals	3.9	10%	6.1	13%
Plantation Pipeline	3.3	15%	0.3	3%
Central Florida Pipeline	(4.4)	(15)%	(0.8)	(2)%
Calnev Pipeline	(3.2)	(11)%	(3.2)	(9)%
Southeast Terminals	(2.0)	(5)%	3.5	7%
All others (including eliminations)	(2.0)	(9)%	0.6	2%
Total Products Pipelines-KMP	$10.1	3%	$19.2	4%

The primary increases and decreases in the Products Pipelines-KMP business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and six month periods of 2011 and 2010 included the following:

▪
increases of $3.1 million (69%) and $10.1 million (76%), respectively, due to higher earnings from the Cochin natural gas liquids pipeline system.  The earnings increases were largely revenue related—Cochin’s operating revenues increased $2.2 million (23%) and $11.9 million (60%), respectively—driven by system-wide increases in throughput volumes of 4% and 45%, respectively.  The increases in volumes were due to an increase in weather driven demand on the pipeline’s West leg (U.S.), higher customer demand on the pipeline’s East leg (Canadian), and for the comparable six month periods, to the exercise of a certain shipper incentive tariff offered in the first quarter of 2011;

▪
increases of $1.9 million (10%) and $3.9 million (10%), respectively, from the West Coast terminal operations.  The increases in terminal earnings were mainly due to the completion of various terminal expansion projects that increased liquids tank capacity since the end of the second quarter of 2010;

▪
increases of $0.8 million (7%) and $3.3 million (15%), respectively, from KMP’s 51%-owned Plantation pipeline system, reflecting higher net income earned by Plantation Pipe Line Company in the first half of 2011.  Plantation’s transportation margins (net of income tax expenses) were essentially flat across both second quarter periods, but for the comparable six month periods, Plantation benefitted from both higher oil loss allowance revenues (due to higher average products prices and an 8% increase in transport volumes) and the absence of an expense from the write-off of an uncollectible receivable in the first quarter of 2010;

▪	increases of $0.1 million (0%) and $4.4 million (3%), respectively, from the Pacific operations. For the comparable

Kinder Morgan, Inc. Form 10-Q

six month periods, the increase in earnings was driven by lower operating expenses, primarily attributable to both incremental product gains and lower environmental expenses;

▪
decreases of $4.7 million (22%) and $2.0 million (5%), respectively, from the Southeast terminal operations.  The decreases in earnings were chiefly due to lower margins on inventory sales, due largely to an inventory adjustment in the second quarter of 2010, and for the comparable six month periods, partially offset by higher revenues and higher product inventory gains relative to the first half of 2010;

▪
decreases of $3.3 million (20%) and $4.4 million (15%), respectively, from the Central Florida Pipeline.  The decreases were largely due to an 11% drop in pipeline delivery volumes in the second quarter of 2011, due primarily to weaker demand and to the incremental business of a competing terminal in Florida; and

▪
decreases of $1.4 million (10%) and $3.2 million (11%), respectively, from the Calnev Pipeline.  The decreases in Calnev’s earnings were largely revenue related—combined operating revenues dropped $2.0 million (10%) and $3.2 million (9%), respectively—due mainly to decreases of 27% and 21%, respectively, in ethanol handling volumes compared to the second quarter and first six months of 2010.  The decreases in ethanol volumes were due both to lower deliveries to the Las Vegas market, and to incremental ethanol blending services offered by a competing terminal.

Natural Gas Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues(a)	$1,044.3	$1,029.7	$2,063.7	$2,266.4
Operating expenses(b)	(919.4)	(884.7)	(1,763.1)	(1,936.2)
Other expense(c)	(0.3)	(0.5)	(0.7)	(0.5)
Earnings from equity investments	56.7	40.1	103.8	73.9
Interest income and Other, net	1.3	0.1	2.4	2.3
Income tax expense	(1.6)	(0.1)	(2.9)	(0.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$181.0	$184.6	$403.2	$405.2

Natural gas transport volumes (Bcf)(d)	734.6	634.7	1,429.0	1,267.0
Natural gas sales volumes (Bcf)(e)	192.4	199.0	383.6	388.0
____________
(a)	Six month 2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.
(b)
Three and six month 2011 amounts include a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  Three and six month 2010 amounts include unrealized losses of $0.1 million and unrealized gains of $0.8 million, respectively, on derivative contracts used to hedge forecasted natural gas sales. Also, both three and six month 2010 amounts include $0.1 million increases in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Three and six month 2011 and 2010 amounts represent decreases in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

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

For the three and six months ended June 30, 2011, the certain items related to the Natural Gas Pipelines-KMP business segment and described in the footnotes to the table above decreased earnings before depreciation, depletion and amortization by $9.5 million and $11.2 million, respectively, and also decreased revenues in the first six months of 2011 by $0.4 million, when compared to the same periods in 2010.  Following is information for each of the comparable three and six month periods of 2011 and 2010, related to the segment’s (i) remaining $5.9 million (3%) and $9.2 million (2%) increases in earnings before depreciation, depletion and amortization and (ii) $14.6 million (1%) increase and remaining $202.3 million (9%) decrease in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2011 versus Three months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$10.9	n/a	$	n/a	n/a
Fayetteville Express Pipeline(a)	4.8	n/a		n/a	n/a
Casper and Douglas Natural Gas Processing	4.4	107%		11.9	49%
Midcontinent Express Pipeline(a)	2.7	37%		n/a	n/a
Kinder Morgan Interstate Gas Transmission	(5.1)	(20)%		(6.1)	(15)%
Rockies Express Pipeline(a)	(4.0)	(17)%		n/a	n/a
Trailblazer Pipeline	(4.0)	(38)%		(1.3)	(11)%
Texas Intrastate Natural Gas Pipeline Group	(3.4)	(5)%		11.3	1%
All others (including eliminations)	(0.4)	(1)%		(1.2)	(3)%
Total Natural Gas Pipelines-KMP	$5.9	3%		$14.6	1%

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$20.6	n/a	$	n/a	n/a
Midcontinent Express Pipeline(a)	7.5	58%		n/a	n/a
Casper and Douglas Natural Gas Processing	7.2	79%		13.5	25%
Fayetteville Express Pipeline(a)	5.6	n/a		n/a	n/a
Kinder Morgan Interstate Gas Transmission	(15.7)	(28)%		(13.2)	(17)%
Rockies Express Pipeline(a)	(6.3)	(14)%		n/a	n/a
Trailblazer Pipeline	(6.0)	(26)%		(1.4)	(5)%
Texas Intrastate Natural Gas Pipeline Group	(0.8)	-		(199.4)	(10)%
All others (including eliminations)	(2.9)	(3)%		(1.8)	(2)%
Total Natural Gas Pipelines-KMP	$9.2	2%		$(202.3)	(9)%
____________
(a)
Equity investments. KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The primary increases and decreases in the Natural Gas Pipelines-KMP business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and six month periods of 2011 and 2010 included the following:

▪
increases of $10.9 million and $20.6 million, respectively, from incremental equity earnings from KMP’s 50%-owned KinderHawk Field Services LLC. KMP acquired its 50% investment in KinderHawk on May 21, 2010 and it subsequently accounted for the investment under the equity method of accounting. On July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk and beginning in the third quarter of 2011, KMP will account for its investment under the full consolidation method. For more information about the July 2011 KinderHawk acquisition, see Note 2 “Acquisitions and Divestitures—Acquisitions Subsequent to June 30, 2011” to our consolidated financial statements included elsewhere in this report;

▪
increases of $4.8 million and $5.6 million, respectively, from incremental equity earnings from KMP’s 50%-owned Fayetteville Express Pipeline LLC, which owns and operates the 187-mile Fayetteville Express natural gas pipeline system. It began interim transportation service in October 2010, and began firm contract transportation service to customers on January 1, 2011;

▪
increases of $4.4 million (107%) and $7.2 million (79%), respectively, from the Casper Douglas gas processing operations, primarily attributable to both higher natural gas processing spreads and higher liquids products sales volumes. The increases in sales volumes reflect more volumes received from gathering customers due largely to increased drilling activity in the Douglas, Wyoming plant area;

▪
increases of $2.7 million (37%) and $7.5 million (58%), respectively, from incremental equity earnings from KMP’s 50%-owned Midcontinent Express Pipeline LLC, primarily associated with the June 2010 completion of an expansion project that increased the system’s Zone 1 transportation capacity from 1.5 to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 to 1.2 billion cubic feet per day. The incremental capacity is fully subscribed with ten-year binding shipper agreements;

Kinder Morgan, Inc. Form 10-Q

▪
decreases of $5.1 million (20%) and $15.7 million (28%), respectively, from the Kinder Morgan Interstate Gas Transmission pipeline system, driven by lower pipeline net fuel recoveries and lower interruptible and firm transportation revenues. The decreases in earnings reflect both lower natural gas prices, relative to 2010, and decreases of 10% and 9%, respectively, in system-wide transportation volumes. The drops in volumes were due in part to market pricing dynamics, which at times were uneconomic for shippers to transport to off-system markets;

▪
decreases of $4.0 million (17%) and $6.3 million (14%), respectively, from KMP’s 50%-owned Rockies Express pipeline system, reflecting lower net income earned by Rockies Express Pipeline LLC. The decreases in earnings were mainly due to higher pipeline maintenance expenses, and higher property tax expenses, both due to a higher asset base in 2011. For the comparable six month periods, the decrease in earnings was also due to higher interest expense associated with the securing of permanent financing for the Rockies Express pipeline construction costs (Rockies Express Pipeline LLC issued $1.7 billion aggregate principal amount of fixed rate senior notes in a private offering in March 2010), and to higher expenses associated with the write-off of certain transportation fuel recovery receivables pursuant to a contractual agreement;

▪
decreases of $4.0 million (38%) and $6.0 million (26%), respectively, from the Trailblazer pipeline system, mainly attributable to a $3.4 million increase in expense in the second quarter of 2011 from the write-off of receivables for under-collected fuel (incremental to the $9.7 million increase in expense described in footnote (b) to the results of operations table above) and to lower base transportation rates as a result of rate case settlements made since the end of the second quarter of 2010; and

▪
decreases of $3.4 million (5%) and $0.8 million (0%), respectively, from the Texas intrastate natural gas pipeline group. For the comparable three month periods, the decrease in earnings was driven by higher combined operating expenses, primarily due to higher pipeline maintenance and integrity expenses. For the comparable six month periods, the intrastate group’s earnings were essentially unchanged, as lower natural gas sales margins and higher pipeline integrity expenses in the first half of 2011 were largely offset by higher margins from both natural gas transportation and storage services and natural gas processing, and by higher equity earnings from KMP’s 40%-owned Endeavor Gathering LLC.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and six month periods of 2011 and 2010 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold. KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs. For the comparable second quarter periods of 2011 and 2010, the Texas intrastate natural gas pipeline group accounted for 88% and 88%, respectively, of the segment’s revenues, and 94% and 95%, respectively, of the segment’s operating expenses. For the comparable six month periods of both years, the intrastate group accounted for 88% and 89%, respectively, of total revenues, and 94% and 95%, respectively, of total segment operating expenses.

Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues(a)	$354.4	$327.9	$699.7	$663.1
Operating expenses	(89.3)	(72.6)	(172.9)	(151.7)
Earnings from equity investments	5.8	6.5	11.6	13.0
Interest income and Other, net	1.0	1.9	1.1	1.9
Income tax (expense) benefit	(1.1)	(1.0)	(2.2)	3.0
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$270.8	$262.7	$537.3	$529.3

Southwest Colorado carbon dioxide production (gross) (Bcf/d)(b)	1.3	1.3	1.3	1.3
Southwest Colorado carbon dioxide production (net) (Bcf/d)(b)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	28.4	29.1	28.6	29.5
SACROC oil production (net)(MBbl/d)(d)	23.7	24.2	23.9	24.6
Yates oil production (gross)(MBbl/d)(c)	21.8	24.3	21.8	24.9
Yates oil production (net)(MBbl/d)(d)	9.7	10.8	9.7	11.1
Katz oil production (gross)(MBbl/d)(c)	0.3	0.3	0.2	0.3
Katz oil production (net)(MBbl/d)(d)	0.2	0.3	0.2	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(d)	8.4	10.1	8.3	9.9
Realized weighted average oil price per Bbl(e)	$69.37	$59.58	$69.07	$60.05
Realized weighted average natural gas liquids price per Bbl(f)	$66.67	$48.67	$63.83	$51.78
____________
(a)
Three and six month 2011 amounts include unrealized losses of $1.8 million and unrealized gains of $1.9 million, respectively, and three and six month 2010 amounts include unrealized gains of $7.9 million and $13.3 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales. Also, three and six month 2011 amounts include increases in segment earnings of $4.4 million and $8.9 million, respectively, and three and six month 2010 amounts include increases in segment earnings of $13.3 million and $26.7 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.
(c)	Represents 100% of the production from the field. KMP owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit.
(d)	Net to KMP, after royalties and outside working interests.
(e)	Includes all of KMP’s crude oil production properties.
(f)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third party processing agreements.

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and Sales and Transportation Activities.

For the three and six months ended June 30, 2011, the unrealized gains and losses, and valuation adjustments on derivative contracts used to hedge forecasted crude oil sales and described in footnote (a) to the table above decreased both earnings before depreciation, depletion and amortization and revenues by $18.6 million and $29.2 million, respectively, when compared to the same periods of 2010.  For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and six month periods of 2011 and 2010, in the segment’s remaining (i) $26.7 million (11%) and $37.2 million (8%) increases in earnings before depreciation, depletion and amortization and (ii) $45.1 million (15%) and $65.8 million (11%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2011 versus Three months ended June 30, 2010

	EBDA increase/(decrease)		Revenues Increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$14.7	8%	$31.3	13%
Sales and Transportation Activities	12.0	18%	17.2	23%
Intrasegment eliminations	-	-	(3.4)	(25)%
Total CO2–KMP	$26.7	11%	$45.1	15%

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$20.0	6%	$43.2	9%
Sales and Transportation Activities	17.2	13%	31.1	21%
Intrasegment eliminations	-	-	(8.5)	(32)%
Total CO2–KMP	$37.2	8%	$65.8	11%

The segment’s overall period-to-period increases in earnings before depreciation, depletion and amortization expenses were driven by higher earnings from its oil and gas producing activities, which include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants.  Generally, earnings for its oil and gas producing activities are closely aligned with realized price levels for crude oil and natural gas liquids products, and when compared to the same two periods of 2010, the increases in earnings in the three and six month periods ended June 30, 2011 were mainly due to the following:

▪
increases of $20.6 million (11%) and $31.8 million (8%), respectively, in crude oil sales revenues—due to higher average realizations for U.S. crude oil.  The realized weighted average price per barrel of crude oil increased 16% in the second quarter of 2011 and 15% in the first six months of 2011, when compared to the same periods in 2010. The overall increases in crude oil sales revenues were partially offset, however, by decreases in oil sales volumes of 5% and 6%, respectively, due primarily to a general year-over-year decline in production at both the SACROC and Yates field units;

▪
increases of $6.2 million (14%) and $3.8 million (4%), respectively, in natural gas plant products sales revenues, due to increases of 37% and 23%, respectively, in the realized weighted average price per barrel of natural gas liquids.  The increases in revenues from higher realizations were partially offset by decreases in liquids sales volumes of 17% and 16%, respectively.  The decreases in volumes were mainly related to the contractual reduction in KMP’s net interest in liquids production from the SACROC field (described following);

▪
increases of $5.1 million (137%) and $8.6 million (119%), respectively, in net profits revenues from KMP’s 28% net profits interest in the Snyder, Texas natural gas processing plant.  The increases in net profits interest revenues from the Snyder plant were driven by higher natural gas liquids prices in the first half of 2011, and by the favorable impact from the restructuring of certain liquids processing contracts that became effective at the beginning of 2011. The contractual changes increased liquids processing production allocated to the plant, and decreased liquids production allocated to the SACROC field unit; and

▪
decreases of $14.6 million (20%) and $21.2 million (14%), respectively, due to higher combined operating expenses, driven by both higher carbon dioxide supply expenses and higher tax expenses, other than income tax expenses. The increases in carbon dioxide supply expenses were primarily due to initiating carbon dioxide injections into the Katz field, and to higher carbon dioxide prices. The increases in tax expenses were driven by higher severance tax expenses, chiefly due to higher crude oil revenues and a higher effective tax rate in the first half of 2011.

The overall period-to-period increases in earnings from the segment’s sales and transportation activities were mainly due to the following:

▪
increases of $10.5 million (20%) and $23.5 million (23%), respectively, in carbon dioxide sales revenues, primarily due to higher average sales prices.  The segment’s average price received for all carbon dioxide sales in the second quarter and first six months of 2011 increased 18% and 23%, respectively, due largely to the fact that a portion of its carbon dioxide sales contracts are indexed to oil prices which have increased relative to both the

Kinder Morgan, Inc. Form 10-Q

second quarter and the first six months of last year.  Overall carbon dioxide sales volumes increased by 1% in both the second quarter and first six months of 2011, versus the same prior year periods;

▪	increases of $3.4 million (198%) and $3.9 million (108%), respectively, in other revenues, due mainly to incremental earnings from third-party reimbursement and construction agreements;

▪
increases of $3.3 million (16%) and $3.7 million (10%), respectively, in carbon dioxide and crude oil pipeline transportation revenues, due mainly to incremental transportation service on the Eastern Shelf carbon dioxide pipeline, which was completed in December 2010;

▪
decreases of $5.4 million (40%) and $8.3 million (30%), respectively, due to higher combined operating expenses. The increases in expense included higher carbon dioxide supply expenses, higher labor expenses that resulted from decreases in the amount of labor capitalized to construction projects, and higher severance tax expenses that related to higher commodity prices in the first half of 2011; and

▪
for the comparable six month periods, a $5.2 million (174%) decrease due to higher income tax expenses, resulting primarily from decreases in expense in the first half of 2010 due to favorable Texas margin tax liability adjustments related to the expensing of previously capitalized carbon dioxide costs.

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$320.5	$320.5	$652.2	$624.6
Operating expenses(a)	(156.9)	(160.7)	(324.1)	(316.6)
Other income(b)	3.0	8.5	2.9	9.8
Earnings from equity investments	2.8	0.4	4.9	0.6
Interest income and Other, net(c)	3.8	(0.5)	4.5	0.4
Income tax (expense) benefit(d)	(3.2)	(3.4)	3.8	(3.5)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$170.0	$164.8	$344.2	$315.3

Bulk transload tonnage (MMtons)(d)	25.2	24.9	48.9	47.3
Ethanol (MMBbl)	13.7	14.6	29.3	30.1
Liquids leaseable capacity (MMBbl)	58.8	58.2	58.8	58.2
Liquids utilization %	92.6%	95.8%	92.6%	95.8%
____________
(a)
Three and six month 2011 amounts include (i) a $1.2 million increase in expense associated with environmental liability adjustments; (ii) increases in expense of $0.6 million and  $1.6 million, respectively, associated with the repair of assets related to casualty losses; and (iii) a $0.1 million decrease in expense and a $0.6 million increase in expense, respectively, associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009.  Six month 2011 amount also includes a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal.  Three and six month 2010 amounts include increases in expense of $0.2 million and $0.6 million, respectively, related to storm and flood clean-up and repair activities.

(b)
Three and six month 2011 amounts include (i) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) decreases in income of $0.6 million and $1.6 million, respectively, from the write-off of assets related to casualty losses; and (iii) a $0.1 million decrease in income and a $0.9 million increase in income, respectively, from adjustments associated with the sale of the ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009.  Three and six month 2010 amounts include a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal. Also, three and six month 2011 amounts include decreases in segment earnings of $0.3 million and $0.5 million, respectively, and both three and six month 2010 amounts include a $0.7 million decrease in segment earnings, all related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and six month 2011 amounts include a combined $3.6 million gain from the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.
(d)
Three and six month 2011 amounts include (i) a $1.4 million increase in expense related to the gain associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries described in footnote (c) and (ii) decreases in expense (reflecting tax savings) of $0.2 million and $4.7 million, respectively, related to non-cash compensation expense allocated to KMP from us. Six month 2011 amount also includes a $1.9 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP’s ownership interest in the boat fleeting business described in both footnotes (a) and (b) and in Note 3 to our

Kinder Morgan, Inc. Form 10-Q

consolidated financial statements in our 2010 Form 10-K.
(d)	Volumes for acquired terminals are included for all periods.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the three and six months ended June 30, 2011, the certain items related to the Terminals–KMP business segment and described in the footnotes to the table above decreased segment earnings before depreciation, depletion and amortization expenses by $1.8 million and increased earnings before depreciation, depletion and amortization by $2.5 million, respectively, when compared to the same two periods of 2010.

In addition, in both 2011 and 2010, KMP acquired certain terminal assets and businesses in order to gain access to new markets or to complement and/or enlarge its existing terminal operations, and combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $3.6 million and revenues of $2.2 million in the second quarter of 2011.  For the first six months of 2011, acquired assets contributed incremental earnings before depreciation, depletion and amortization of $7.6 million and revenues of $6.7 million.

All of the incremental amounts listed above represent the earnings, revenues and expenses from acquired terminals’ operations during the additional months of ownership in 2011, and do not include increases or decreases during the same months KMP owned the assets in 2010.  For more information about the terminal assets and operations KMP acquired in the first half of 2011, see Note 2 “Acquisitions and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report.  For more information about KMP’s 2010 Terminal acquisitions, see Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities” to our consolidated financial statements included in our 2010 Form 10-K.

Following is information, for the comparable three and six month periods of 2011 and 2010, related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues.  The changes represent increases and decreases in terminal results at various locations for all terminal operations owned during identical periods in both 2011 and 2010.  KMP groups its bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows the management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

Three months ended June 30, 2011 versus Three months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$6.3	63%	$5.3	21%
Gulf Liquids	4.0	11%	7.2	15%
Southeast	0.8	6%	0.4	2%
Gulf Bulk	(5.7)	(32)%	(3.7)	(10)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(2.0)	(2)%	(11.4)	(6)%
Total Terminals–KMP	$3.4	2%	$(2.2)	(1)%

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$13.0	18%	$17.2	18%
Mid-Atlantic	8.4	40%	10.1	20%
Southeast	3.7	15%	2.4	5%
Gulf Bulk	(4.9)	(15)%	0.1	-
All others (including intrasegment eliminations and unallocated income tax expenses)	(1.4)	(1)%	(8.9)	(2)%
Total Terminals–KMP	$18.8	6%	$20.9	3%

For the two comparable periods, the overall increases in earnings from the terminals included in the Mid-Atlantic region were driven by increases in earnings of $6.3 million and $9.7 million, respectively, from the Pier IX terminal, located in Newport News, Virginia.  Its earnings increases were mainly due to increases of 57% and 66%, respectively, in coal transload volumes consistent with the ongoing domestic economic recovery and with growth in the export market

Kinder Morgan, Inc. Form 10-Q

due to greater foreign demand for both U.S. metallurgical and steam coal.

The earnings increases from the Gulf Liquids terminals were driven by higher liquids revenues, mainly due to new and renewed customer agreements at higher rates, and to incremental revenues from the completion of terminal expansion projects in the fourth quarter of 2010 that increased liquids tank capacity at the Pasadena, Texas liquids terminal.  Including all terminals, KMP increased the liquids terminals’ leasable capacity by 0.6 million barrels (1%) since the end of the second quarter last year, via both terminal acquisitions and completed terminal expansion projects.

The increases in earnings before depreciation, depletion and amortization from the Southeast region terminals were driven by incremental contributions from both the Shipyard River Terminal, located in Charleston, South Carolina, and the liquids terminal facility located in Wilmington, North Carolina.  The increases in earnings from the Shipyard facility were driven by higher chemicals and cement revenues, increased salt handling, and higher storage fees.  The increases in earnings from the Wilmington terminal were due to both higher volumes and margins from tank blending services involving various agricultural products, and to a favorable environmental settlement in the second quarter of 2011.

The decreases in earnings from the Gulf Bulk terminals were primarily due to a $4.4 million decrease in earnings from the petroleum coke operations in the second quarter of 2011. The decrease in earnings, relative to the second quarter a year ago, was driven by a 27% drop in petroleum coke volumes, due mainly to production declines caused by refinery turnarounds, and partly to certain contract terminations.

The remaining decreases in the Terminals–KMP segment’s earnings and revenues—reported in the “All others” line in the two tables above—represent increases and decreases in terminal results at various locations; however the decreases in revenues relate largely to terminal assets KMP sold (or contributed to joint ventures) and we no longer consolidate since the end of the second quarter of 2010.

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$77.3	$70.6	$152.9	$130.4
Operating expenses	(24.0)	(23.7)	(50.4)	(43.2)
Losses from equity investments	(0.8)	(0.6)	(1.8)	(0.2)
Interest income and Other, net	3.3	1.8	6.7	7.6
Income tax expense(a)	(2.2)	(4.2)	(5.9)	(5.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$53.6	$43.9	$101.5	$88.9

Transport volumes (MMBbl)(b)	22.9	28.3	49.6	52.1
__________
(a)	Three and six month 2011 amounts include a $2.2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and KMP’s one-third ownership interest in the Express crude oil pipeline system.  For the comparable three and six month periods, the certain item relating to income tax savings described in footnote (a) to the table above increased earnings before depreciation, depletion and amortization $2.2 million in both the second quarter and first six months of 2011, when compared to the same two periods last year.  For each of the segment’s three primary businesses, following is information for each of the comparable three and six month periods of 2011 and 2010, related to the segment’s (i) remaining $7.5 million (17%) and $10.4 million (12%) increases in earnings before depreciation, depletion and amortization and (ii) $6.7 million (9%) and $22.5 million (17%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2011 versus Three months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$6.7	16%	$6.6	10%
Jet Fuel Pipeline	0.7	209%	0.1	6%
Express Pipeline(a)	0.1	2%	n/a	n/a
Total Kinder Morgan Canada–KMP	$7.5	17%	$6.7	9%

Six months ended June 30, 2011 versus Six months ended June 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$11.2	14%	$22.3	18%
Jet Fuel Pipeline	0.4	22%	0.2	6%
Express Pipeline(a)	(1.2)	(18)%	n/a	n/a
Total Kinder Morgan Canada–KMP	$10.4	12%	$22.5	17%
____________
(a)	Equity investment. KMP records earnings under the equity method of accounting.

The overall period-to-period increases in segment earnings before depreciation, depletion and amortization expenses were driven by higher revenues earned by the Trans Mountain pipeline system, primarily due to favorable impacts from a negotiated pipeline toll settlement agreement which became effective on January 1, 2011, increased crude oil deliveries into Washington State, and favorable impacts from foreign currency translation (due to the strengthening of the Canadian dollar since the end of the second quarter of 2010). The one-year negotiated toll agreement was formally approved by the National Energy Board (Canada) on April 29, 2011, and replaces the previous mainline toll settlement agreement that expired on December 31, 2010.

NGPL PipeCo LLC

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
Earnings (loss) from equity investments(a)	$3.3	$8.4	$10.6	$(411.2)
____________
(a)	Six month 2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.

The first six months of 2010 includes a non-cash impairment charge of $430.0 million. Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the decrease of $5.1 million (61%) and the remaining decrease of $8.2 million (44%) in our equity earnings for the three and six months ended June 30, 2011, when compared to the comparable periods of 2010.

For the three months ended June 30, 2011, NGPL PipeCo LLC’s net income decreased by $25.3 million (61%) from $41.8 million for 2010 to $16.5 million for 2011. Results for 2011, relative to 2010, were negatively impacted by (i) a $33.3 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales), primarily attributable to reduced net fuel collections and reduced transport and storage revenues resulting, in part, from the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 2 to our consolidated financial statements included elsewhere in this report) and (ii) a $10.9 million increase in other operating expenses due principally to increased costs for pipeline integrity management programs, increased electric power costs and increased depreciation expense. These negative impacts were partially offset by a $21.7 million reduction in income tax expense due to the net effects of lower pre-tax income and a reduction in the effective state income tax rate.

For the six months ended June 30, 2011, NGPL PipeCo LLC’s net income before impairment charges decreased by $40.9 million (43%) from $94.1 million for 2010 to $53.2 million for 2011. Results for 2011, relative to 2010, were negatively impacted by (i) a $53.6 million reduction in gross margin, primarily attributable to the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding, as discussed above, and (ii) a $14.8 million increase

Kinder Morgan, Inc. Form 10-Q

in other operating expenses due principally to the same factors affecting second quarter results, as discussed above. These negative impacts were partially offset by a $30.9 million reduction in income tax expense due to the net effects of lower pre-tax income and a reduction in the effective state income tax rate.

Other

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In millions)
KMI general and administrative expense (a)(b)	$12.3	$11.4	$3.5	$26.0
KMP general and administrative expense(c)	97.4	93.4	286.6	194.5
Consolidated general and administrative expense	$109.7	$104.8	$290.1	$220.5

KMI interest expense, net of interest income	$42.5	$39.4	$84.5	$78.6
KMP interest expense, net of interest income(d)	124.5	117.0	251.2	228.4
Other, net(e)	5.6	6.7	11.7	11.9
Unallocable interest expense and other, net	$172.6	$163.1	$347.4	$318.9

KMR noncontrolling interests	$(10.5)	$42.5	$(1.3)	$38.8
KMP noncontrolling interests	(39.1)	171.5	(2.1)	156.4
Other noncontrolling interests	(0.8)	0.3	(1.0)	0.1
Net income (loss) attributable to noncontrolling interests	$(50.4)	$214.3	$(4.4)	$195.3

(a)
Six month 2011 amount includes (i) $45.8 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) $11.1 million of expense associated with our initial public offering; (iii) $0.8 million increase in expense related to non-cash compensation expense; (iv) $0.7 million increase in Going Private transaction litigation expense; (v) $0.2 million increase in expense for services associated with our postretirement employee benefits; and (vi) KMI’s portion ($12.9 million) of a $100 million special bonus to non-senior employees. The cost of this bonus was not borne by KMI’s Class P shareholders. In May of 2011, KMI paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders. See also footnote (c) below. Three month 2011 amount includes (i) $0.2 million increase in expense for services associated with our postretirement employee benefits and (ii) $0.1 million increase in Going Private transaction litigation expense. Three and six month 2010 amounts include (i) $1.5 million reduction to expense associated with an insurance claim reimbursement; (ii) increases in expense of $0.4 million and $0.9 million, respectively, related to non-cash compensation expense; and (iii) increases in expense of $0.3 million and $2.6 million, respectively, associated with Going Private transaction litigation legal fees.

(b)
Three and six month 2011 amounts include NGPL PipeCo LLC general and administrative reimbursement of $9.7 million and $19.5 million respectively, and three and six month 2010 amounts include NGPL PipeCo LLC fee revenues of $11.8 million and $23.6 million, respectively. These amounts were recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income. Also, see Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.

(c)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services. Three and six month 2011 amounts include (i) a $1.4 million increase in unallocated KMP payroll tax expense related to the special bonus discussed in footnote (a) above; (ii) increases in expense of $0.6 million and $1.1 million, respectively, for certain KMP asset and business acquisition costs; and (iii) a $0.1 million decrease in expense related to KMP capitalized overhead costs associated with the 2008 hurricane season.  Six month 2011 amount also includes an increase in expense of $87.1 million allocated from us to KMP which KMP is required to recognize in accordance with U.S. generally accepted accounting principles (however, KMP has no obligation, nor did KMP pay any amounts related to this expense) related to a special bonus expense discussed in footnote (a) above. Three and six month 2010 amounts include (i) increases in expense of $1.0 million and $2.4 million, respectively, for certain KMP asset and business acquisition costs and (ii) an increase in expense of $0.1 million and a decrease in expense of $0.2 million, respectively, related to KMP capitalized overhead costs associated with the 2008 hurricane season.  Six month 2010 amount also includes an increase in legal expense of $1.6 million associated with KMP certain items such as legal settlements and pipeline failures.

(d)
Three and six month 2011 amounts include increases in imputed interest expense of $0.2 million and $0.4 million, respectively, and three and six month 2010 amounts include increases in imputed interest expense of $0.2 million and $0.6 million, respectively related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

(e)	“Other, net” primarily represents an offset to noncontrolling interests and interest income shown above and included in segment earnings.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests. Our general and

Kinder Morgan, Inc. Form 10-Q

administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

The certain items described in footnote (a) to the table above increased KMI’s general and administrative expenses by $1.1 million in the second quarter of 2011 and decreased KMI’s general and administrative expenses by $22.1 million in the first half of 2011 when compared to the same periods of 2010. KMI’s remaining general and administrative expenses in 2011 were approximately flat for both the three and six month periods compared to 2010.

Combined, the certain items described in footnote (c) to the table above increased KMP’s general and administrative expenses by $0.8 million in the second quarter of 2011 and increased KMP’s general and administrative expenses by $85.7 million in the first half of 2011, when compared to the same two periods of 2010.  The remaining $3.2 million (3%) and $6.4 million (3%) period-to-period increases in expenses were driven by (i) higher employee benefit and payroll tax expenses, due mainly to cost inflation increases on work-based health and insurance benefits and to higher wage rates; (ii) higher labor expenses, primarily due to a larger year-over-year labor force; and (iii) higher unallocated environmental expenses related to its Canadian pipeline operations. KMP’s overall increases in expense were partially offset by lower unallocated legal and insurance expenses.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (b) to the table above, the combined unallocable interest expense, net of interest income, increased by $10.6 million (7%) in the second quarter of 2011, and by $28.9 million (9%) in the first six months of 2011, when compared with the same prior year periods.  The increases in interest expense were primarily due to higher average KMP debt balances in the first half of 2011.  Average KMP borrowings for the three and six month periods ended June 30, 2011 increased 1.3% and 2.2%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the second quarter of 2010.  The weighted average interest rates on all of KMP’s borrowings (including both short-term and long-term amounts) in 2011 were essentially flat versus the average rates during 2010—from 4.33% for the second quarter of 2010 to 4.29% for the second quarter of 2011, and from 4.33% for the first six months of 2010 to 4.36% for the first six months of 2011. The increase in KMI interest expense was primarily due to a 6.6% and 7.8% increase in average borrowings between the comparable three and six month periods, primarily due to the $200 million Going Private litigation settlement in the fourth quarter of 2010.

We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and in periods of rising interest rates, these swaps result in period-to-period increases in our interest expense. As of June 30, 2011 approximately 34% of KMI’s and 47% of KMP’s debt balances of $3,278.9 million and $11,406.9 million, respectively, (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, decreased $264.7 million (124%) for the second quarter of 2011 as compared to the second quarter of 2010, and decreased $199.7 million (102%) for the first six months of 2011 as compared to the first six months of 2010. The decrease for the second quarter of 2011 relative to the second quarter of 2010 is primarily due to a $165.0 million increase in expense associated with rate case liability adjustments in the second quarter of 2011 and a KMP interim capital distribution in the second quarter of 2010. The decrease for the first six months of 2011 relative to the first six months of 2010 is primarily attributable to the same factors as discussed preceding, partially offset by KMP’s $158.0 million increase in expense associated with rate case liability adjustments in 2010; see Note 11 to our consolidated financial statements included elsewhere in this report.

Income Taxes

Our total tax expense for continuing operations for the three months ended June 30, 2011 is approximately $87.8 million, as compared with 2010 tax expense for the same period of $45.8 million. The $42.0 million increase in tax expense is due primarily to (i) the tax impact of KMI’s reduced incentive distribution in 2010 as a result of the Interim Capital Transaction associated with KMI’s investment in KMP; (ii) higher state income taxes, primarily Texas Margin Tax and lower state tax refunds received in the second quarter of 2011; (iii) the impact of non tax-deductible costs

Kinder Morgan, Inc. Form 10-Q

incurred to facilitate our initial public offering; and (iv) an adjustment recorded in the second quarter of 2010 to the deferred tax liability related to our investment in NGPL.  These increases are partially offset by tax impact of the portion of $165.0 million KMP rate case liability adjustments (that impact our taxable entities) recorded in the second quarter of 2011 and a higher dividend received deduction in 2011 from our 20% ownership interest in NGPL.

Our total tax expense for continuing operations for the six months ended June 30, 2011 is approximately $183.7 million, as compared with 2010 tax benefit for the same period of $49.7 million.  The $233.4 million increase in tax expense is due primarily to (i) the tax impact of a $430 million impairment of our investment in NGPL recorded in the first quarter of 2010; (ii) the tax impact of KMI’s reduced incentive distribution in 2010 as a result of the Interim Capital Transaction associated with KMI’s investment in KMP; (iii) higher state income taxes on the significantly higher earnings; (iv) the impact of non tax-deductible costs incurred to facilitate our initial public offering; (v) adjustments recorded for uncertain tax positions, and (vi) an adjustment recorded in the second quarter of 2010 to the deferred tax liability related to our investment in NGPL.

Financial Condition

General

As of June 30, 2011, we believe our balance sheet and liquidity position remained strong. Our combined cash and cash equivalents on hand at June 30, 2011 was $354.4 million, a decrease of $148.0 million from December 31, 2010. KMP also had, as of June 30, 2011, approximately $1.8 billion of borrowing capacity available under its $2.0 billion senior unsecured revolving credit facility and KMI had  approximately $0.6 billion of borrowing capacity available under KMI’s $1.0 billion senior unsecured revolving credit facility as of June 30, 2011 (discussed below in “—Short-term Liquidity”). We believe that we and our subsidiaries and investments, including KMP, have liquidity and access to financial resources sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects, along with payments for our dividends and KMP’s payments for its distributions.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures which do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our quarterly dividends to our shareholders. Our and KMP’s respective cash requirements continue to be met through cash from operations, KMP’s borrowings under its senior unsecured revolving credit facility, KMP’s issuance of long-term notes or additional common units, or the proceeds from purchases of additional KMP’s i-units by KMR with the proceeds from issuances of additional KMR shares, borrowings under KMI’s secured revolving credit facility and KMI’s issuance of long-term senior notes.

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

Kinder Morgan, Inc. Form 10-Q

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

Short-term Liquidity

As of June 30, 2011, our principal sources of short-term liquidity were KMI’s revolving credit facility, KMP’s revolving credit facility and cash provided by operations. The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program. On July 1, 2011, KMP amended its credit facility to, among other things, increase the available borrowings up to $2.2 billion and extend the maturity date to July 1, 2016. KMP’s facility can be amended to allow for borrowings up to $2.5 billion. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following). Additionally, we have consistently generated strong cash flow from operations. In the first six months of 2011 and 2010, we generated $967.7 million and $735.3 million, respectively, of cash from operating activities (the period-to-period increase is discussed below in “—Operating Activities”).

The following represents (i) the revolving credit facilities that were available to KMI and KMP, (ii) short-term debt outstanding under the credit facilities; and (iii) available borrowing capacity under the facilities after deducting (a) outstanding letters of credit and (b) outstanding borrowings under KMI’s credit facility.

	As of June 30, 2011
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.0 billion, six-year secured revolver, due May 2013	$396.5	$562.9

KMP
$2.0 billion, three-year unsecured revolver, due June 2013	$-	$1,768.5

Our combined balance of short-term debt as of June 30, 2011 was $1,390.0 million, primarily consisting of (i) $396.5 million in outstanding borrowings under KMI’s senior secured credit facility; (ii) $500.0 million in principal amount of KMP’s 9.00% senior notes that mature February 1, 2019, but that KMP may be required to repurchase at the option of the holders on February 1, 2012, pursuant to certain repurchase provisions contained in the bond indenture; and (iii) $450.0 million in principal amount of KMP’s 7.125% senior notes that mature March 15, 2012. As of December 31, 2010, our combined outstanding short-term debt was $2,013.3 million. KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, commercial paper borrowings, and if necessary, credit facility borrowings. KMI intends to refinance its short-term credit facility borrowings through credit facility borrowings, and to the extent it has current maturities of long-term debt, it will refinance long-term debt through additional issuances of long-term debt.

We had working capital deficits (current assets minus current liabilities) of $1,398.0 million as of June 30, 2011 and $1,857.2 million as of December 31, 2010. The favorable change from year-end 2010 was primarily due to a (i) $223.5 million increase in KMP’s cash and cash equivalents, due mainly to proceeds received from its May 2011 public offering of an additional 7,705,000 common units and (ii) a $271.1 million drop in KMP’s short-term debt, primarily due to KMP’s refinancing, in March 2011, of maturing $700 million outstanding aggregate principal amount of senior notes with the public offering of $1.1 billion in principal amount of long-term senior notes.

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

Kinder Morgan, Inc. Form 10-Q

deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets and committed lines of credit to satisfy current liabilities and maturing obligations when they come due.

Long-term Financing

From time to time, KMI or KMP issues long-term debt securities, often referred to as senior notes. All of the senior notes of KMI or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of these outstanding senior notes are unsecured obligations that rank equally with all of the other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries. Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. For additional information on debt related transactions in the first six months of 2011, including issuances of senior notes, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report.

As of June 30, 2011 and December 31, 2010, the balances of KMI and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion, purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt and the preferred interest in the general partner of KMP, but excluding the value of interest rate swaps was $2,882.4 million and $3,630.1 million, respectively. These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $35.2 million and $37.5 million at June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011 and December 31, 2010, the balances included in our accompanying consolidated balance sheets of the various series of KMP and its subsidiaries’ various long-term borrowings, including the current portion and excluding the value of interest rate swaps, were $11,406.9 million and $11,017.7 million, respectively. To date, our and our subsidiaries’ debt balances, including KMP and its subsidiaries, have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.  Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives. For additional information regarding our and our subsidiaries’ debt securities, including KMP and its subsidiaries, see Note 8 “Debt” to our consolidated financial statements included in our 2010 Form 10-K.

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

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $85.8 million in the first six months of 2011 compared to $81.1 million for the first six months of 2010. These sustaining expenditure amounts include $2.5 million and less than $0.1 million in the first six months of 2011 and 2010, respectively, for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) KinderHawk Field Services LLC (effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not own and beginning in the third quarter of 2011, it will account for its investment under the full consolidation method); (iv) Cypress Interstate Pipeline LLC; and (v) Fayetteville Express Pipeline LLC. Additionally, our forecasted expenditures for the remaining six months of 2011 for sustaining capital expenditures are $138.7 million, including $5.0 million for KMP’s proportionate shares of Rockies Express, Midcontinent Express, Fayetteville Express and Cypress.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, Rockies Express, Midcontinent Express and Fayetteville Express can each fund their own cash requirements for expansion capital expenditures with cash generated from their own operations, through borrowings under their own credit facilities, or with proceeds from contributions received from their member owners. Both Rockies Express and Midcontinent Express can also generate funds by issuing their own long-term notes. KMP has no contingent debt obligations with respect to Rockies Express Pipeline LLC, Midcontinent Express, or Cypress; however, KMP guarantees 50% of Fayetteville Express Pipeline LLC’s bank credit facility borrowings. For information on KMP’s contingent debt obligations, see Note 4 “Debt—Contingent Debt” to our consolidated financial statements included elsewhere in this report.

Kinder Morgan, Inc. Form 10-Q

All of our capital expenditures, with the exception of sustaining capital expenditures, are considered by us as discretionary. Our discretionary capital expenditures for the first six months of 2011 and 2010 totaled $456.3 million and $377.7 million, respectively. The increase in discretionary expenditures from first six months 2010 was primarily due to higher investment undertaken in the first six months of 2011 to expand and improve the CO2–KMP and Terminals–KMP business segments. Generally, KMP funds its discretionary capital expenditures, and its investment contributions through borrowings under its bank credit facility or its commercial paper program. To the extent these sources of funding are not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or common units. As of June 30, 2011, KMP’s current forecast for discretionary capital expenditures for 2011 is approximately $1.1 billion. This amount does not include forecasted discretionary expenditures by its equity investees, forecasted capital contributions to its equity investees, or forecasted expenditures for asset acquisitions.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Six Months Ended June 30,
	2011	2010	increase/ (decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$967.7	$735.3	$232.4
Investing activities	(519.2)	(1,682.2)	1,163.0
Financing activities	(599.5)	926.8	(1,526.3)

Effect of exchange rate changes on cash	3.0	(0.8)	3.8

Net decrease in cash and cash equivalents	$(148.0)	$(20.9)	$(127.1)

Operating Activities

The net increase of $232.4 million (32%) in cash provided by operating activities in the six months ended June 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $143.3 million increase in cash attributable to higher payments made in 2010 to various shippers on KMP’s Pacific operations’ refined products pipelines. In June 2010 and March 2011, KMP paid legal settlements of $206.3 million and $63.0 million, respectively, to settle various transportation rate challenges filed by the shippers with the FERC dating back as early as 1992;

▪
a $51.8 million increase in cash relative to net changes in working capital items, primarily due to (i) a $44.1 million increase in cash from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), due primarily to the timing of invoices received from customers and paid to vendors and suppliers; (ii) a $41.8 million increase in cash from net changes in inventories, primarily due to lower spending for both materials and supplies and short-term crude oil and refined products inventories; (iii) an $11.2 million decrease in cash from net changes in accrued tax liabilities, driven by a $23.4 million increase in payments for income taxes partially offset by lower net settlements of property tax liabilities in the first half of 2011; and (iv) a $20.3 million decrease in cash driven by $55.5 million of higher payments for natural gas storage on KMP’s Kinder Morgan Texas Pipeline system offset by a $35.2 million increase in cash due to net changes in other current assets and liabilities (excluding collections and payments on natural gas transportation and exchange imbalance receivables and payables);

▪
a $60.5 million increase in cash related to net changes in both non-current assets and liabilities and other non-cash income and expense items, primarily driven by a $60.2 million increase in cash due to higher net dock premiums and toll collections received from KMP’s Trans Mountain pipeline system customers;

▪
a $57.0 million decrease in cash from overall lower net income after adjusting our period-to-period $202.3 million increase in net income for non-cash items, including (i) a $457.0 million decrease due to higher earnings from equity investees, primarily attributable to a $430.0 million pre-tax impairment charge on our investment in NGPL PipeCo LLC in the first six months of 2010; (ii) a $7.0 million increase in expense from adjustments

Kinder Morgan, Inc. Form 10-Q

made to KMP’s rate case liabilities (in June 2011 and March 2010 KMP increased its combined rate case reserve by $165.0 million and $158.0 million, respectively); (iii) a $32.0 million decrease due to lower non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); and (iv) a $222.8 million changes in cash from net changes in net deferred income tax liabilities. The period-to-period change in net income in 2011 versus 2010 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes); and

▪
a $33.8 million increase in cash from higher distributions of earnings from equity investees. The increase was chiefly due to incremental distributions of $20.4 million received from KMP’s 50%-owned KinderHawk Field Services LLC (acquired in May 2010), and $7.5 million received from KMP’s 50%-owned Midcontinent Express Pipeline LLC.

Investing Activities

The net decrease in cash used in investing activities in the six months ended June 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $1,037.8 million increase in cash due to lower acquisitions of assets and investments relative to the first half of 2010. In the first six months of 2011, KMP paid $110.0 million for strategic acquisitions, including (i) $50.0 million paid in January 2011 for its preferred equity interest in Watco Companies, LLC and (ii) $42.9 million paid in June 2011 for terminal assets acquired from TGS Development, L.P. (both acquisitions are discussed further in Note 2 to our consolidated financial statements included elsewhere in this report). In the first six months of 2010, KMP’s cash outlays for strategic business acquisitions totaled $1,147.8 million, primarily consisting of the following: (i) $921.4 million for a 50% ownership interest in KinderHawk Field Services LLC in May 2010; (ii) $115.7 million for three unit train ethanol handling terminals acquired from US Development Group LLC in January 2010; and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries in March 2010;

▪
a $121.3 million increase in cash due to lower contributions to equity investees in the first half of 2011. During the first six months of 2011, KMP contributed $60.1 million to its equity investees, including payments of $41.9 million to its 50%-owned Eagle Ford Gathering LLC. Eagle Ford Gathering used the contributions as partial funding for natural gas gathering infrastructure expansions. In the first half of 2010, KMP contributed an aggregate amount of $180.9 million, including $130.5 million to Rockies Express Pipeline LLC and $39.0 million to Midcontinent Express Pipeline LLC to partially fund its respective share of Rockies Express and Midcontinent Express natural gas pipeline system construction costs;

▪
a $50.0 million increase in cash due to release of restricted cash.  As of December 31, 2010, KMP placed the $50.0 million cash it paid in January 2011 for its equity investment in Watco Companies, LLC in a cash escrow account, and we reported this amount within “Restricted Deposits” on our year-end balance sheet;

▪
a $21.2 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received from equity investments in the first half of 2011—chiefly due to incremental capital distributions received from KMP’s KinderHawk Field Services LLC and KMP’s Red Cedar Gathering Company, which were partially offset by a decrease of $6.7 million in capital distributions received from our equity investment in NGPL PipeCo LLC; and

▪	an $80.9 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures.”

Financing Activities

The net decrease in cash provided by financing activities in the six months ended June 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $1,704.5 million decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs. The decrease in cash was primarily due to (i) a $750.0 million principal payment on senior notes of Kinder Morgan Finance Company LLC, an indirect wholly owned subsidiary of KMI, that matured in the first six months of 2011; (ii) a $424.8 million increase in cash due to higher net borrowings under our bank credit facility; (iii) a $798.5 million decrease due to KMP’s lower net short-term borrowings (consisting of borrowings under both KMP’s commercial paper program and its bank

Kinder Morgan, Inc. Form 10-Q

credit facility); and (iv) a $600.4 million decrease due to lower net issuances and repayments of KMP’s senior notes (in the first six months of 2011, KMP generated net proceeds of $392.7 million from issuing and repaying senior notes, and in May 2010, KMP received net proceeds of $993.1 million from the public offering of $1.0 billion aggregate principal amount of senior notes);

Due in part to its short-term credit rating upgrade in February 2011, KMP made no short-term borrowings under its bank credit facility in the first half of 2011, but instead made borrowings under its commercial paper program. For more information about our debt financing activities, see Note 4 to our consolidated financial statements included elsewhere in this report;

▪	a $19.8 million increase in cash used to pay dividends;

▪	a $56.4 million increase in cash used for noncontrolling interests distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners; and

▪
a $276.2 million increase in cash provided by noncontrolling interests contributions primarily reflecting the proceeds received by KMP, after commissions and underwriting expenses, from the sales of additional KMP common units (discussed in Note 5 “Stockholders’ Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report).

Kinder Morgan Energy Partners, L.P.

At June 30, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.3 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.6 million i-units, represent approximately 10.7% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at June 30, 2011, our limited partner and general partner interests represented approximately 12.5% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

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

On May 13, 2011, KMP paid a quarterly distribution of $1.14 per common unit for the first quarter of 2011, of which $232.3 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units. This distribution was 7% greater than the $1.07 distribution per unit KMP paid in May 2010 for the first quarter of 2010.

On July 20, 2011, KMP declared a cash distribution of $1.15 per unit for the second quarter of 2011 (an annualized rate of $4.60 per unit). This distribution is 6% higher than the $1.09 per unit distribution KMP made for the second quarter of 2010.

In November 2010, KMP announced that it expected to declare cash distributions of $4.60 per unit for 2011, a 4.5% increase over its cash distributions of $4.40 per unit for 2010. Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

KMP’s expected growth in distributions in 2011 assumes an average West Texas Intermediate (WTI) crude oil price of approximately $89 per barrel (with some minor adjustments for timing, quality and location differences) in 2011, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2011 budget), KMP currently expects the average price of WTI crude oil will be approximately $98 per barrel in 2011. Furthermore, for 2011, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $5.0 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2010.

Kinder Morgan, Inc. Form 10-Q

Off Balance Sheet Arrangements

Except as set forth with respect to contingent debt agreements with Midcontinent Express Pipeline LLC and Fayetteville Express Pipeline LLC under “—Contingent Debt” in Note 4 “Debt” to our consolidated financial statements included elsewhere in this report, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2010 in our 2010 Form 10-K.

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

•
changes in accounting standards that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•
our ability to offer and sell equity securities, and KMP’s ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts to implement that portion of our or KMP’s business plans that contemplates growth through acquisitions of operating businesses and assets and expansions of facilities;

Kinder Morgan, Inc. Form 10-Q

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

Item 4.  Controls and Procedures.

As of June 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1	—
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

KINDER MORGAN, INC.
Registrant

Date: August 4, 2011	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)