Form 10-Q/A
period 2011-08-24
KINDER MORGAN, INC.
filed 2011-08-25
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q/A
Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ (Do not check if a smaller reporting company) Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of July 29, 2011, the registrant had the following number of shares of common stock outstanding:

Class A common stock	596,102,672
Class B common stock	100,000,000
Class C common stock	2,462,927
Class P common stock	110,898,898

Kinder Morgan, Inc. Form 10-Q

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 4, 2011, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T.  As permitted by Rule 405, we have 30 days from the filing date of our Form 10-Q to file this exhibit, which provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL):  (i) our unaudited Consolidated Statements of Income; (ii) our unaudited Consolidated Balance Sheets; (iii) our unaudited Consolidated Statements of Cash Flows; and (iv) the notes to our unaudited Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

In addition, on the cover of our Form 10-Q for the period ended June 30, 2011, the box marked "No" indicating that we had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 and that we had not been subject to such filing requirements for the last 90 days was improperly checked. We confirm that we have filed all reports required to be filed and that we have been subject to the filing requirements for the last 90 days, and we have checked the box marked "Yes" on this Amendment No. 1 to our Form 10-Q.  No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Kinder Morgan, Inc. Form 10-Q

Item 6.  Exhibits.

*4.1	—
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

*31.1	—	Certification by CEO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	Certification by CFO pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010; (ii) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements.

__________
*	Asterisk indicates exhibit previously filed or furnished and incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date: August 25, 2011	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)