Form 10-Q
period 2011-09-30
KINDER MORGAN, INC.
filed 2011-11-02
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, the registrant had the following number of shares of common stock outstanding:

Class A common stock	596,102,672
Class B common stock	100,000,000
Class C common stock	2,462,927
Class P common stock	110,898,898

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Natural gas sales	$938.9	$965.7	$2,594.9	$2,831.3
Services	780.1	758.7	2,317.6	2,248.9
Product sales and other	487.0	363.8	1,335.1	1,156.5
Total Revenues	2,206.0	2,088.2	6,247.6	6,236.7

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	942.5	964.7	2,641.5	2,829.2
Operations and maintenance	411.9	330.2	1,201.1	1,103.9
Depreciation, depletion and amortization	287.8	261.7	807.6	813.7
General and administrative	109.1	308.2	399.2	528.7
Taxes, other than income taxes	39.0	41.9	141.4	128.1
Other expense (income)	0.2	0.4	(12.3)	2.2
Total Operating Costs, Expenses and Other	1,790.5	1,907.1	5,178.5	5,405.8

Operating Income	415.5	181.1	1,069.1	830.9

Other Income (Expense)
Earnings (loss) from equity investments	71.0	57.2	214.7	(256.1)
Amortization of excess cost of equity investments	(1.8)	(1.4)	(4.9)	(4.3)
Interest expense	(177.4)	(173.9)	(524.2)	(493.8)
Interest income	8.0	5.0	19.1	17.9
Loss on remeasurement of previously held equity interest in KinderHawk (Note 2)	(167.2)	-	(167.2)	-
Other, net	3.0	5.4	11.0	9.7
Total Other Income (Expense)	(264.4)	(107.7)	(451.5)	(726.6)

Income from Continuing Operations Before Income Taxes	151.1	73.4	617.6	104.3

Income Tax (Expense) Benefit	(66.5)	(20.6)	(250.2)	29.1

Income from Continuing Operations	84.6	52.8	367.4	133.4

Loss from Discontinued Operations, Net of Tax	(0.4)	(0.2)	(0.5)	(0.4)

Net Income	84.2	52.6	366.9	133.0

Net Loss (Income) Attributable to Noncontrolling Interests	67.3	(42.0)	71.7	(237.3)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$151.5	$10.6	$438.6	$(104.3)

Basic Earnings Per Common Share
Class P Shares	$0.21		$0.52
Class A Shares	$0.19		$0.48
Basic Weighted Average Number of Shares Outstanding
Class P Shares	110.9		110.8
Class A Shares	596.1		596.2
Diluted Earnings Per Common Share
Class P Shares	$0.21		$0.52
Class A Shares	$0.19		$0.48
Diluted Weighted Average Number of Shares
Class P Shares	707.9		707.4
Class A Shares	596.1		596.2
Dividends Per Common Share Declared	$0.30		$0.74

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share and Per Share Amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI	$2.9	$373.3
Cash and cash equivalents – KMP	271.0	129.1
Restricted deposits	41.8	90.5
Accounts, notes and interest receivable, net	830.2	971.4
Inventories	101.3	92.0
Gas in underground storage	27.2	2.2
Fair value of derivative contracts	135.2	24.0
Other current assets	68.6	104.4
Total current assets	1,478.2	1,786.9

Property, plant and equipment, net	17,715.9	17,070.7
Investments	3,668.7	4,291.1
Notes receivable	164.0	115.0
Goodwill	4,940.6	4,830.9
Other intangibles, net	1,201.3	339.2
Fair value of derivative contracts	771.5	301.7
Deferred charges and other assets	217.2	172.6
Total Assets	$30,157.4	$28,908.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI	$1,216.6	$750.9
Current portion of debt – KMP	1,844.4	1,262.4
Cash book overdrafts	41.9	34.3
Accounts payable	640.4	647.5
Accrued interest	126.8	310.4
Accrued taxes	102.0	44.7
Deferred revenues	92.1	96.7
Fair value of derivative contracts	71.9	281.5
Accrued other current liabilities	258.9	215.7
Total current liabilities	4,395.0	3,644.1

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI	1,942.5	2,779.2
Outstanding – KMP	10,662.2	10,277.4
Preferred interest in general partner of KMP	100.0	100.0
Value of interest rate swaps	1,146.8	656.3
Total long-term debt	13,851.5	13,812.9
Deferred income taxes	2,226.3	2,092.7
Fair value of derivative contracts	21.4	172.2
Other long-term liabilities and deferred credits	915.7	647.2
Total long-term liabilities and deferred credits	17,014.9	16,725.0

Total Liabilities	21,409.9	20,369.1

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 110,898,898 shares issued and outstanding	1.1	-
Class A shares, $0.01 par value, 707,000,000 shares authorized, 596,102,672 shares issued and outstanding	6.0	-
Class B shares, $0.01 par value, 100,000,000 shares authorized, 100,000,000 shares issued and outstanding	1.0	-
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,462,927 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	3,423.3	-
Retained earnings	56.5	-
Members’ capital (Note 5)	-	3,575.6
Accumulated other comprehensive loss	(32.4)	(136.5)
Total Kinder Morgan, Inc.’s stockholders’ equity	3,455.5	3,439.1
Noncontrolling interests	5,292.0	5,099.9
Total Stockholders’ Equity	8,747.5	8,539.0
Total Liabilities and Stockholders’ Equity	$30,157.4	$28,908.1

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities
Net Income	$366.9	$133.0
Adjustments to reconcile net income to net cash provided by operating activities
Loss from discontinued operations, net of tax	0.5	0.4
Depreciation, depletion and amortization	807.6	813.7
Deferred income taxes	77.6	(204.7)
Amortization of excess cost of equity investments	4.9	4.3
Loss on remeasurement of previously held equity interest in KinderHawk (Note 2)	167.2	-
(Earnings) loss from equity investments	(214.7)	256.1
Distributions from equity investments	200.9	154.9
Proceeds from termination of interest rate swap agreements	73.0	-
Pension contributions in excess of expense	(9.7)	(8.5)
Changes in components of working capital
Accounts receivable	34.9	105.1
Inventories	9.3	(12.8)
Other current assets	(1.8)	23.1
Accounts payable	(7.3)	(20.5)
Accrued interest	(183.7)	(165.6)
Accrued taxes	36.4	57.7
Accrued liabilities	(1.5)	(44.8)
Going Private transaction litigation reserve adjustment	-	200.0
Rate reparations, refunds and other litigation reserve adjustments	160.4	(48.3)
Other, net	67.6	(24.0)
Cash Flows Provided By Continuing Operations	1,588.5	1,219.1
Net Cash Flows Used in Discontinued Operations	(0.8)	(0.6)
Net Cash Provided by Operating Activities	1,587.7	1,218.5

Cash Flows From Investing Activities
Acquisitions of investments	(901.0)	(929.7)
Acquisitions of assets	(44.0)	(243.1)
Capital expenditures	(845.0)	(726.8)
Deconsolidation of variable interest entity	-	(17.5)
Sale or casualty of property, plant and equipment, and other net assets net of removal costs	29.0	21.5
Net proceeds from margin and restricted deposits	55.1	19.2
Contributions to investments	(297.0)	(210.3)
Distributions from equity investments in excess of cumulative earnings	185.0	187.9
Other, net	3.0	-
Net Cash Used in Investing Activities	(1,814.9)	(1,898.8)

Cash Flows From Financing Activities
Issuance of debt – KMI	1,749.6	994.2
Payment of debt – KMI	(2,124.6)	(873.0)
Issuance of debt – KMP	6,356.4	5,704.2
Payment of debt – KMP	(5,538.1)	(4,601.0)
Repayments from related party	29.3	1.3
Debt issue costs	(19.4)	(24.4)
Increase (decrease) in cash book overdrafts	7.6	(5.2)
Cash dividends	(557.3)	(500.0)
Contributions from noncontrolling interests	816.9	636.6
Distributions to noncontrolling interests	(706.6)	(622.4)
Other, net	(0.3)	-
Net Cash Provided by Financing Activities	13.5	710.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.8)	1.0

Net (decrease) increase in Cash and Cash Equivalents	(228.5)	31.0
Cash and Cash Equivalents, beginning of period	502.4	165.6
Cash and Cash Equivalents, end of period	$273.9	$196.6

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$179.5	$12.5
Assets acquired by contributions from noncontrolling interests	$23.7	$81.7
Contribution of net assets to investments	$7.9	$-
Sale of investment ownership interest in exchange for note	$4.1	$-
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$668.6	$607.1
Net cash paid during the period for income taxes	$177.3	$143.2

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

On October 16, 2011, KMI and El Paso Corporation announced a definitive agreement whereby KMI will acquire all of the outstanding shares of El Paso in a transaction that will create an enterprise valued at approximately $94 billion (sum of market equity value and debt outstanding) which owns and/or operates 80,000 miles of pipelines.  The total purchase price, including the assumption of debt outstanding at both El Paso Corporation and El Paso Pipeline Partners, L.P., is approximately $38 billion.  See Note 2—“Investments, Acquisitions and Divestitures—Subsequent Events.”

We own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to in this report as “KMP”. KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.”  Primarily through KMP, we operate or own an interest in approximately 37,000 miles of pipelines and approximately 180 terminals. These pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and these terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel. Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI,” or the “Company” are intended to mean Kinder Morgan, Inc. and our consolidated subsidiaries including Kinder Morgan Kansas, Inc. and KMP.

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

Kinder Morgan, Inc. Form 10-Q

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

Earnings per Share

Earnings per share is calculated using the two-class method. Earnings are allocated to each class of common stock based on the amount of dividends declared in the current period for each class of stock plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security shares in earnings or excess distributions over earnings. For the investor retained stock the allocation of undistributed earnings or excess distributions over earnings is in direct proportion to the maximum number of Class P shares into which it can convert.

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

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of basic and diluted earnings per share for the three months ended September 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through September 30, 2011 (in millions, except per share amounts):

	Three Months Ended September 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the three months ended September 30, 2011				$151.5
Dividends declared during period	$33.3	$166.3	$12.9	(212.5)
Excess distributions over earnings	(9.6)	(51.4)	-	$(61.0)

Total net income attributable to shareholders	$23.7	$114.9	$12.9	$151.5

Basic Earnings Per Share

Basic Weighted Average Number of Shares Outstanding	110.9	596.1	N/A

Basic Earnings per Common Share(b)	$0.21	$0.19	N/A

Diluted Earnings Per Share

Total net income attributable to shareholders and assumed conversions(c)	$151.5	$114.9	N/A

Diluted Weighted Average Number of Shares	707.9	596.1	N/A

Diluted Earnings per Common Share(b)	$0.21	$0.19	N/A

	February 11, 2011 through September 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the nine months ended September 30, 2011				$438.6
Less: net income attributable to KMI members prior to incorporation				(70.6)
Net income attributable to shareholders				368.0
Dividends declared during period	$48.8	$237.3	$25.4	(311.5)
Remaining undistributed earnings	8.9	47.6	-	$56.5

Total net income attributable to shareholders	$57.7	$284.9	$25.4	$368.0

Basic Earnings Per Share

Basic Weighted Average Number of Shares Outstanding(d)	110.8	596.2	N/A

Basic Earnings per Common Share(b)	$0.52	$0.48	N/A

Diluted Earnings per Share

Total net Income attributable to shareholders and assumed conversions(c)	$368.0	$284.9	N/A

Diluted Weighted Average Number of Shares(d)	707.4	596.2	N/A

Diluted Earnings per Common Share(b)	$0.52	$0.48	N/A
____________
(a)	Participating securities include Class B shares, Class C shares, and 1,193,891 unvested restricted stock awards issued to non-senior management employees that contain rights to dividends.

(b)
The Class A shares earnings per share as compared to the Class P shares earnings per share has been reduced due to the sharing of economic benefits (including dividends) amongst the Class A, B, and C shares. Class A, B and C shares owned by Richard Kinder, the Sponsor Investors, the Original Shareholders, and Other Management are referred to as “investor retained stock,” and are convertible into a fixed number of Class P shares. In the aggregate, our investor retained stock is entitled to receive a dividend per share on a fully converted basis equal to the dividend per share on our common stock. The conversion of shares of investor retained stock into Class P shares will not increase our total fully-converted shares outstanding, impact the aggregate dividends we pay or the dividends we pay per share on our Class P common stock.

(c)
For the diluted earnings per share calculation, total net income attributable to each class of common stock is divided by the adjusted weighted average shares outstanding during the period, including all dilutive potential shares.

(d)	The weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from February 11, 2011 to September 30, 2011.

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

The events discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010. A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants. We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest. We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%. The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value. For the nine months ended September 30, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

Acquisitions

Watco Companies, LLC

On January 3, 2011, KMP purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction. In connection with its purchase of these preferred shares, the most senior equity security of Watco, KMP entered into a limited liability company agreement with Watco that provides KMP certain priority and participating cash distribution and liquidation rights. Pursuant to the agreement, KMP receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and it participates partially in additional profit distributions at a rate equal to 0.5%. The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers. As of December 31, 2010, KMP placed its $50.0 million investment in a cash escrow account and this amount was included within “Restricted deposits” on our accompanying consolidated balance sheet. As of September 30, 2011, KMP’s net equity investment in Watco totaled $51.6 million and is included within “Investments” on our accompanying consolidated balance sheet. We account for this investment under the equity method of accounting, and we include it in the Terminals–KMP business segment.

Watco Companies, LLC is a privately owned, Pittsburg, Kansas based transportation company that was formed in

Kinder Morgan, Inc. Form 10-Q

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

We account for this investment under the equity method of accounting, and this investment and KMP’s pro rata share of Deeprock North LLC’s operating results are included as part of the Terminals–KMP business segment. As of September 30, 2011, KMP’s net equity investment in Deeprock North, LLC totaled $22.3 million and is included within “Investments” on our accompanying consolidated balance sheet.

TGS Development, L.P. Terminal Acquisition

On June 10, 2011, KMP acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash, $23.7 million in common units, and an obligation to pay additional consideration of $7.5 million. KMP estimates the remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in a combination of cash and common units, depending on TGSD’s election.

All of the acquired assets are located in Port Arthur, Texas, and include long-term contracts to provide petroleum coke handling and cutting services to improve the refining of heavy crude oil at Total Petrochemicals USA Inc.’s recently expanded Port Arthur refinery. The refinery is expected to produce more than one million tons of petroleum coke annually. Based on the measurement of fair values for all of the identifiable tangible and intangible assets acquired, we assigned $42.6 million of the combined purchase price to “Property, plant and equipment, net,” and the remaining $31.5 million to “Other intangibles, net,” representing the combined fair values of two separate intangible customer contracts with Total. The acquisition complements KMP’s existing Gulf Coast bulk terminal facilities and expands its pre-existing petroleum coke handling operations. All of the acquired assets are included as part of the Terminals-KMP business segment.

KinderHawk Field Services LLC and EagleHawk Field Services LLC

Effective July 1, 2011, KMP acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that it did not already own and a 25% equity ownership interest in Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale formation in South Texas for an aggregate consideration of $912.1 million, consisting of $835.1 million in cash and assumed debt of $77.0 million (representing 50% of KinderHawk’s borrowings under its bank credit facility as of July 1, 2011). KMP then repaid the outstanding $154.0 million of borrowings and following this repayment, KinderHawk had no outstanding debt.

Following KMP’s acquisition of the remaining ownership interest on July 1, 2011, KMP changed its method of accounting from the equity method to full consolidation, and due to the fact that KMP acquired a controlling financial interest in KinderHawk, KMP remeasured its previous 50% equity investment in KinderHawk to its fair value.  KMP recognized a $167.2 million non-cash loss as a result of this remeasurement.  The loss amount represents the excess of the carrying value of the investment ($910.2 million as of July 1, 2011) over its fair value ($743.0 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the three and nine months ended September 30, 2011.

Kinder Morgan, Inc. Form 10-Q

KMP then measured the fair values of the acquired identifiable tangible and intangible assets and the assumed liabilities on the acquisition date, and assigned the following amounts:

▪	$35.5 million to current assets, primarily consisting of trade receivables and materials and supplies inventory;

▪	$641.6 million to property, plant and equipment;

▪	$93.4 million to KMP’s 25% investment in EagleHawk;

▪	$883.2 million to a long-term intangible customer contract, representing the contract value of natural gas gathering services to be performed for Petrohawk over an approximate 20-year period; less

▪	$92.8 million assigned to assumed liabilities, not including $77.0 million for the 50% of KinderHawk’s borrowings under its bank credit facility that KMP was previously responsible for.

Based on the excess of (i) the consideration we transferred ($912.1 million) and the fair value of our previously held interest ($743.0 million); over (ii) the combined fair value of net assets acquired ($1,560.9 million), we recognized $94.2 million of “Goodwill.”  This goodwill intangible asset represents the future economic benefits expected to be derived from this strategic acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired.  KMP believes the primary items that generated the goodwill are the value of the synergies created by expanding its natural gas gathering operations, and furthermore, we expect this entire amount of goodwill to be deductible for tax purposes.

KinderHawk Field Services LLC owns and operates the largest natural gas gathering and midstream business in the Haynesville shale formation located in northwest Louisiana, consisting of more than 400 miles of pipeline with over 2.0 billion cubic feet per day of pipeline capacity.  Currently, it gathers approximately 1.0 billion cubic feet of natural gas per day. KMP operates KinderHawk Field Services LLC, and acquired its original 50% ownership interest in KinderHawk Field Services LLC from Petrohawk on May 21, 2010.

The Eagle Ford natural gas gathering joint venture is named EagleHawk Field Services LLC, and we account for the 25% investment under the equity method of accounting.  Petrohawk operates EagleHawk Field Services LLC and owns the remaining 75% ownership interest.  The joint venture owns two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of Eagle Ford and combined, the joint venture’s assets will consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate lines to be in service by the end of 2011.  It also has a life of lease dedication of Petrohawk’s Eagle Ford reserves that provides Petrohawk and other Eagle Ford producers with gas and condensate gathering, treating and condensate stabilization services.

The acquisition of the remaining ownership interest in KinderHawk and the equity ownership interest in EagleHawk complemented and expanded KMP’s existing natural gas gathering operations, and all of the acquired assets are included in the Natural Gas Pipelines-KMP business segment.  Additionally, on August 25, 2011, mining and oil company BHP Billiton completed its previously announced acquisition of Petrohawk Energy Corporation through a short-form merger under Delaware law.  The merger was closed with Petrohawk being the surviving corporation as a wholly owned subsidiary of BHP Billiton.  The acquisition will not affect the terms of KMP’s contracts with Petrohawk.

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

Kinder Morgan, Inc. Form 10-Q

to be sold to their estimated fair values as of December 31, 2010.

In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, we recognized a combined $2.2 million increase in income from the sale of these net assets, primarily consisting of a $1.9 million reduction in income tax expense, which is included within the caption “Income Tax (Expense) Benefit” in the accompanying consolidated statement of income for the nine months ended September 30, 2011. Additionally, the sale of KMP’s ownership interest resulted in a $10.6 million non-cash reduction in goodwill (see Note 3), and was a transaction with a related party (see Note 9). Information about KMP’s acquisition of assets from Megafleet Towing Co., Inc. is described more fully in Note 3 to our consolidated financial statements included in our 2010 Form 10-K.

River Consulting, LLC and Devco USA L.L.C.

Effective April 1, 2011, KMP sold 51% ownership interests in two separate wholly-owned subsidiaries to two separate buyers, for an aggregate consideration of $8.1 million, consisting of a $4.1 million note receivable, $1.0 million in cash and a $3.0 million receivable for the settlement of working capital items. Following the sale, KMP continues to own 49% membership interests in both River Consulting LLC, a company engaged in the business of providing engineering, consulting and management services, and Devco USA, L.L.C., a company engaged in the business of processing, handling and marketing sulfur, and selling related pouring equipment. At the time of the sale, the combined carrying value of the net assets (and members’ capital on a 100% basis) of both entities totaled approximately $8.8 million and consisted mostly of technology-based assets and trade receivables. We now account for these retained investments under the equity method of accounting.

In the second quarter of 2011, we recognized a $3.6 million pre-tax gain from the sale of these ownership interests (including a $2.1 million gain related to the remeasurement of the retained investment to fair value) and included this gain within the caption “Other, net” in our accompanying consolidated statement of income for the nine months ended September 30, 2011. We also recognized a $1.4 million increase in income tax expense related to this gain, which is included within the caption “Income Tax (Expense) Benefit” in our accompanying consolidated statement of income for the nine months ended September 30, 2011.

Arrow Terminals B.V.

Effective August 31, 2011, KMP sold the outstanding share capital of its wholly-owned subsidiary Arrow Terminals B.V. to Pacorini Metals Europe B.V. for an aggregate consideration of $13.3 million in cash.  Arrow Terminals B.V. owns and operates a bulk terminal facility located in the seaport area of Vlissingen, Netherlands.  The terminal is primarily engaged in the business of storing, handling and distributing bulk ferro alloys and general commodities.  Including the removal of the cumulative translation adjustments balance and the estimated costs to sell, we recognized a $1.3 million pre-tax gain from the sale of Arrow Terminals B.V. and included this gain within the caption “Other expense (income)” in our accompanying consolidated statements of income for the three and nine months ended September 30, 2011.

Subsequent Events

KMI’s Acquisition of El Paso Corporation

On October 16, 2011, we and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby we will acquire all of the outstanding shares of El Paso Corporation.  EP owns North America’s largest interstate natural gas pipeline system, one of North America’s largest independent exploration and production companies and an emerging midstream business. EP also owns a 42 percent limited partner interest and the 2 percent general partner interest in El Paso Pipeline Partners, L.P.( NYSE:EPB). The combined enterprise, including the associated master limited partnerships, KMP and EPB, will represent the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

The total purchase price, including the assumption of debt outstanding at EP and the debt outstanding at El Paso Partners, L.P., is expected to be approximately $38 billion. Under the terms of the transaction, the consideration to be received by the EP shareholders is valued at $26.87 per EP share based on KMI’s closing price as of October 14, 2011, representing a 47 percent premium to the 20-day average closing price of EP common shares and a 37 percent premium over the closing price of EP common shares on October 14, 2011. The offer is comprised of $14.65 in cash, 0.4187 KMI Class P shares (valued at $11.26 per EP share) and 0.640 KMI warrants (valued at $0.96 per EP share) based on KMI’s closing price on October 14, 2011. The warrants will have an exercise price of $40 and a five-year term. EP shareholders

Kinder Morgan, Inc. Form 10-Q

will be able to elect, for each EP share held, either (i) $25.91 in cash, (ii) 0.9635 KMI Class P shares, or (iii) $14.65 in cash plus 0.4187 KMI Class P shares. All elections will be subject to proration and in all cases EP shareholders will receive 0.640 KMI warrants per share of EP common stock.

The transaction has been approved by each company’s board of directors. We have firm commitments for the full amount of cash required for the transaction from a syndicate of banks. Prior to closing, the transaction will require approval of both KMI and EP shareholders. The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

KMP Acquisition of SouthTex Treaters

On October 24, 2011, KMP announced that it had signed a definitive purchase and sale agreement to acquire the natural gas treating assets of SouthTex Treaters for approximately $155.0 million in cash.  SouthTex Treaters is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complements and expands KMP’s existing natural gas treating business, and all of the acquired operations will be included in the Natural Gas Pipelines - KMP business segment.  The transaction is expected to close in the fourth quarter of 2011, and KMP will then also assign the total purchase price to assets acquired and liabilities assumed.

3.  Intangibles

Goodwill

We evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines–KMP (excluding associated terminals); (ii) Products Pipelines Terminals–KMP (evaluated separately from Products Pipelines–KMP for goodwill purposes, but combined with Products Pipelines–KMP for presentation in the table below); (iii) Natural Gas Pipelines–KMP; (iv) CO2–KMP; (v) Terminals–KMP; and (vi) Kinder Morgan Canada–KMP. There were no impairment charges resulting from our May 31, 2011 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for the nine months ended September 30, 2011 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,488.6	$626.5	$9,241.3
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2010	850.0	1,397.8	1,521.7	812.0	249.4	4,830.9
Other adjustments(a)	11.4	15.3	6.2	7.1	-	40.0
Acquisitions(b)	-	94.2	-	-	-	94.2
Disposals(c)	-	-	-	(11.8)	-	(11.8)
Currency translation adjustments	-	-	-	-	(12.7)	(12.7)
Balance as of September 30, 2011	$861.4	$1,507.3	$1,527.9	$807.3	$236.7	$4,940.6
__________
(a)	Tax adjustments related to our investment in KMP.
(b)	2011 acquisition amount relates to KMP’s July 2011 purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own (discussed further in Note 2).
(c)
2011 disposal amount consists of (i) $10.6 million related to the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; and (ii) $1.2 million related to the sale of KMP’s subsidiary Arrow Terminals B.V. (both discussed further in Note 2).

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value

Kinder Morgan, Inc. Form 10-Q

of net assets acquired and accounted for as investments under the equity method of accounting. This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing. For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first nine months of 2011.

As of September 30, 2011 and December 31, 2010, we reported $138.2 million and $283.0 million, respectively, in equity method goodwill within the caption “Investments” in our accompanying consolidated balance sheets. The decrease in our equity method goodwill since December 31, 2010 was due to KMP’s July 2011 purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own (discussed further in Note 2).  Effective July 1, 2011, KMP exchanged its status as an owner of an equity investment in KinderHawk for a full controlling financial interest, and we began accounting for the investment under the full consolidation method.

Other Intangibles

Excluding goodwill, our other intangible assets include customer relationships, contracts and agreements, lease value, and technology-based assets. These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets. Following is information related to our intangible assets subject to amortization (in millions):

	September 30, 2011	December 31, 2010
Customer relationships, contracts and agreements
Gross carrying amount	$1,337.6	$424.7
Accumulated amortization	(143.1)	(99.9)
Net carrying amount	1,194.5	324.8

Technology-based assets, lease value and other
Gross carrying amount	9.0	16.3
Accumulated amortization	(2.2)	(1.9)
Net carrying amount	6.8	14.4

Total other intangibles, net	$1,201.3	$339.2

The increase in the carrying amount of the customer relationships, contacts and agreements since December 31, 2010 was mainly due to the acquisition of (i) a natural gas gathering customer contract in July 2011, associated with KMP’s purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own; and (ii) two separate petroleum coke handling customer contracts in June 2011, associated with KMP’s purchase of terminal assets from TGS Development, L.P.  Both acquisitions are described further in Note 2.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives. Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition. For the three months ended September 30, 2011 and 2010, the amortization expense on our intangibles totaled $21.9 million and $12.5 million, respectively. For the nine months ended September 30, 2011 and 2010, the amortization expense on our intangibles totaled $43.5 million and $37.0 million, respectively. As of September 30, 2011, the weighted average amortization period for our intangible assets was approximately 17.9 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2012 – 2016) is approximately $81.4 million, $77.5 million, $74.4 million, $71.6 million and $68.9 million, respectively.

4. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments. We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our consolidated statements of income.

KMI’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts, the preferred interest in the general partner of KMP and purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt, but excluding the value of interest rate swap agreements) as of September 30, 2011 and December 31, 2010 was $3,259.1 million and $3,630.1 million (including the $750.0 million of 5.35% Kinder Morgan Finance Company LLC’s senior notes paid on January 5, 2011), respectively. These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $34.2 million and $37.5 million at

Kinder Morgan, Inc. Form 10-Q

September 30, 2011 and December 31, 2010, respectively. The weighted average interest rate on all of KMI and its subsidiaries’ borrowings (both short-term and long-term but excluding KMP and its subsidiaries) was approximately 4.72% during the third quarter of 2011 and 4.75% during the third quarter of 2010. For the first nine months of 2011 and 2010, the weighted average rate on all of KMI’s borrowings was approximately 4.86% and 4.89%, respectively. KMP’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of September 30, 2011 and December 31, 2010 was $12,506.6 million and $11,539.8 million, respectively. The weighted average interest rate on all of KMP’s and its subsidiaries’ borrowings (both short-term and long-term) was approximately 4.12% during the third quarter of 2011 and approximately 4.42% during the third quarter of 2010. For the first nine months of 2011 and 2010, the weighted average interest rate on all of KMP’s borrowings was approximately 4.28% and 4.34%, respectively.

As of September 30, 2011, KMI’s short-term debt was $1,216.6 million, which consisted of (i) $375.0 million of borrowings under KMI’s credit facility; (ii) $839.3 million remaining principal amount of KMI’s 6.50% senior notes due September 1, 2012 (including purchase accounting adjustments, KMI’s carrying amount of the notes was $840.0 million as of September 30, 2011); and (iii) a $1.6 million current portion of purchase accounting adjustments on our carrying value of KMP’s debt. As of September 30, 2011, KMP’s short-term debt balance included in our accompanying consolidated balance sheet was $1,844.4 million, which consisted of (i) $500.0 million in principal amount of KMP’s 9.00% senior notes due February 1, 2019, that may be repurchased by KMP at the option of the holder on February 1, 2012 pursuant to certain repurchase provisions contained in the bond indenture; (ii) $450.0 million in principal amount of KMP’s 7.125% senior notes due March 15, 2012 (including discount, KMP’s notes had a carrying amount of $449.9 million as of September 30, 2011); (iii) $500.0 million in principal amount of KMP’s 5.850% senior notes due September 15, 2012 (including discount, KMP’s notes had a carrying amount of $499.9 million as of September 30, 2011); (iv) $353.0 million of KMP’s commercial paper borrowings; (v) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (vi) a $9.7 million portion of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (vii) a $7.5 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); and (viii) a $0.7 million portion of 6.00% long-term note payable (KMP’s subsidiary Kinder Morgan Arrow Terminals, L.P. is the obligor on the note).

Credit Facilities

	September 30, 2011		December 31, 2010
	Short-term notes payable	Weighted average interest rate	Short-term notes payable	Weighted average interest rate
	(Dollars in millions)
KMI – Secured debt(a)	$375.0	1.36%	$-	-
KMP – Commercial paper(b)	$353.0	0.35%	$522.1	0.67%
____________
(a)
The average short-term debt outstanding (and related weighted average interest rate) was $423.3 million (1.48%) and $386.3 million (1.55%) during the three and nine months ended September 30, 2011, respectively.

(b)
The average short-term debt outstanding (and related weighted average interest rate) was $699.4 million (0.37%) and $499.3 million (0.42%) during the three and nine months ended September 30, 2011, respectively.

As of September 30, 2011, the amount available for borrowing under the KMI $1.0 billion six-year senior secured credit facility was reduced by a combined amount of $423.7 million consisting of $375.0 million in borrowings under the credit facility and $48.7 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

On July 1, 2011, KMP amended its $2.0 billion three-year, senior unsecured revolving credit facility to, among other things, (i) allow for borrowings of up to $2.2 billion; (ii) extend the maturity of the credit facility from June 23, 2013 to July 1, 2016; (iii) permit an amendment to allow for borrowings of up to $2.5 billion; and (iv) decrease the interest rates and commitment fees for borrowings under this facility. The credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate. Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for KMP’s general partnership purposes and as a backup for its commercial paper program. There were no borrowings under the credit facility as of September 30, 2011 or as of December 31, 2010.

Kinder Morgan, Inc. Form 10-Q

Additionally, as of September 30, 2011, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $584.8 million, consisting of $353.0 million of commercial paper borrowings and $231.8 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $87.9 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $10.7 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $17.0 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

KMP’s Commercial Paper Program

In July 2011, in conjunction with the amendment to its revolving credit facility, KMP increased its commercial paper program to provide for the issuance of up to $2.2 billion of commercial paper (up from $2.0 billion). KMP’s unsecured revolving credit facility supports its commercial paper program, and borrowings under KMP’s commercial paper program reduce the borrowings allowed under its credit facility. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions it made during 2011 and 2010. In the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

Long-term Debt

Kinder Morgan Finance Company LLC

In January 2011, Kinder Morgan Finance Company LLC, a wholly owned subsidiary of KMI, retired the principal amount of its 5.35% senior notes that matured on January 5, 2011 using proceeds from the December 2010 issuance of $750 million in principal amount of 6.00% senior notes due January 15, 2018.

KMP - Senior Notes

On March 4, 2011, KMP completed a public offering of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500 million of 3.500% notes due March 1, 2016, and $600 million of 6.375% notes due March 1, 2041. KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $1,092.7 million, and it used the proceeds to reduce the borrowings under its commercial paper program.

On March 15, 2011, KMP paid $700 million to retire the principal amount of its 6.75% senior notes that matured on that date. KMP used both cash on hand and borrowings under its commercial paper program to repay the maturing senior notes.

In addition, on August 17, 2011, KMP completed a public offering of $750 million in principal amount of senior notes in two separate series, consisting of $375 million of 4.150% notes due March 1, 2022, and $375 million of 5.625% notes due September 1, 2041. KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $743.3 million, and it used the proceeds to reduce the borrowings under its commercial paper program.

KMP’s Subsidiary Debt

Kinder Morgan Operating L.P. “A” Debt

Effective January 1, 2007, KMP acquired the remaining approximately 50.2% interest in the Cochin pipeline system that it did not already own. As part of the purchase price consideration, two of KMP’s subsidiaries issued a long-term note payable to the seller having a fair value of $42.3 million. KMP valued the debt equal to the present value of amounts to be paid, determined using an annual interest rate of 5.40%. KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note, and the principal amount of the note, along with interest, is due in five annual installments of $10.0 million beginning March 31, 2008. KMP paid the fourth installment on March 31, 2011, and as of September 30, 2011, the net present value of the note (representing the outstanding balance included as debt on our accompanying consolidated balance sheet) was $9.7 million. As of December 31, 2010, the net present value of the note was $19.2 million.

Kinder Morgan Texas Pipeline, L.P. Debt

KMP’s subsidiary, Kinder Morgan Texas Pipeline, L.P. is the obligor on a series of unsecured senior notes, which

Kinder Morgan, Inc. Form 10-Q

were assumed on August 1, 2005 when it acquired a natural gas storage facility located in Liberty County, Texas from a third party. The notes have a fixed annual stated interest rate of 8.85%; however, KMP valued the debt equal to the present value of amounts to be paid determined using an approximate interest rate of 5.23%. The assumed principal amount, along with interest, is due in monthly installments of approximately $0.7 million, and the final payment is due January 2, 2014. During the first nine months of 2011, KMP paid a combined principal amount of $5.4 million, and as of September 30, 2011, Kinder Morgan Texas Pipeline L.P.’s outstanding balance under the senior notes was $18.2 million. Additionally, the unsecured senior notes may be prepaid at any time in amounts of at least $1.0 million and at a price equal to the higher of par value or the present value of the remaining scheduled payments of principal and interest on the portion being prepaid. As of December 31, 2010, the outstanding balance under the notes was $23.6 million.

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

KinderHawk Field Services LLC Credit Facility

On July 1, 2011, immediately following its acquisition of KinderHawk Field Services LLC (discussed in Note 2), KMP repaid the outstanding $154.0 million of borrowings under KinderHawk’s revolving bank credit facility and following this repayment, KinderHawk had no outstanding debt. The revolving bank credit facility was terminated at the time of such repayment.

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6 “Risk Management—Interest Rate Risk Management.”

Contingent Debt

The following contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote. As of September 30, 2011, KMP’s contingent debt obligations, as well as its obligations with respect to related letters of credit, consisted of the following two items:

▪
an aggregate $80.7 million for KMP’s contingent share (50%) of Cortez Pipeline Company’s debt obligations, consisting of (i) $70.0 million for its contingent share of outstanding borrowings under Cortez’s debt facilities (described below); and (ii) $10.7 million for a letter of credit issued on its behalf to secure its indemnification obligations to Shell for 50% of the $21.4 million in principal amount of Cortez’s Series D notes outstanding as of that date. Cortez Pipeline Company is a Texas general partnership that owns and operates a common carrier carbon dioxide pipeline system.

KMP is severally liable for its percentage ownership share (50%) of Cortez’s debt, and as of September 30, 2011, Cortez’s debt facilities consisted of (i) $21.4 million aggregate principal amount of Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on a fixed interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread); and (iii) $18.5 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012. Accordingly, as of September 30, 2011, KMP’s contingent share of Cortez’s debt was $70.0 million (50% of total borrowings).

With respect to the Series D notes, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty. Accordingly, as of September 30, 2011, KMP has a letter of credit in the amount of $10.7 million issued by JP Morgan Chase Bank, in order to secure its indemnification obligations to Shell for 50% of the $21.4 million in principal amount of Series D notes outstanding as of that date.

Further, pursuant to a Throughput and Deficiency Agreement, the partners of Cortez Pipeline Company are required to contribute capital to Cortez in the event of a cash deficiency. The agreement contractually supports the

Kinder Morgan, Inc. Form 10-Q

financings of Cortez Capital Corporation, a wholly-owned subsidiary of Cortez Pipeline Company, by obligating the partners of Cortez Pipeline to fund cash deficiencies at Cortez Pipeline, including anticipated deficiencies and cash deficiencies relating to the repayment of principal and interest on the debt of Cortez Capital Corporation. The partners’ respective parent or other companies further severally guarantee the obligations of the Cortez Pipeline owners under this agreement; and

▪
an $18.3 million letter of credit posted as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority. The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida. KMP’s subsidiary, Nassau Terminals LLC is the operator of the marine port facilities. The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020. Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit. As of September 30, 2011, this letter of credit had a face amount of $18.3 million.

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

For additional information regarding KMI’s and KMP’s debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” to our consolidated financial statements included in our 2010 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On October 16, 2011, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on November, 18, 2011 to shareholders of record as of October 31, 2011. On August 18, 2011, Kinder Morgan G.P., Inc.’s board of directors paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of August 1, 2011. On May 18, 2011, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of April 29, 2011. On February 18, 2011, Kinder Morgan G.P., Inc. paid a quarterly cash dividend on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of January 31, 2011.

5.  Stockholders’ Equity

Common Equity

As of September 30, 2011, our stockholders’ equity included the following outstanding shares:

September 30, 2011
Class P shares(a)	110,898,898
Class A shares	596,102,672
Class B shares	100,000,000
Class C shares	2,462,927
____________
(a)	Includes 1,570 common shares resulting from restricted common shares issued to an independent director that vested in the third quarter of 2011.

For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities.

Kinder Morgan, Inc. Form 10-Q

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

In the offering, the selling stockholders sold 109,786,590 shares, or approximately 15.5% of our outstanding shares. Upon the closing of the offering, our investor retained stock was convertible into a fixed aggregate of 597,213,410 shares of common stock, which represented 84.5% of our outstanding shares of common stock on a fully-converted basis. The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert will be determined in accordance with our certificate of incorporation. The conversion of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding. Initially, our Class A shares will be convertible into shares of common stock on a one-for-one basis and our Class B shares and Class C shares will not be convertible into any shares of our common stock. Any conversion of Class B shares and Class C shares will decrease on a share for share basis the number of shares of our common stock  into which our Class A shares would be able to convert. The terms of the Class A shares, Class B shares and Class C shares are intended to preserve substantially the same relative rights to share in the value of Kinder Morgan, Inc.’s equity that the Class A units, Class B units and Class A-1 units, respectively, had with respect to Kinder Morgan Holdco LLC’s equity. Subsequent to the offering and through September 30, 2011, 1,110,738 Class A shares have converted to the same number of Class P shares.

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

On August 15, 2011, we paid a dividend of $0.30 per share for the second quarter of 2011, to shareholders of record as of August 1, 2011.

On October 16, 2011, our Board of Directors declared a dividend of $0.30 per share for the third quarter of 2011, payable on November 15, 2011, to shareholders of record as of October 31, 2011.

Kinder Morgan, Inc. Form 10-Q

Changes in Equity

The following tables set forth for the respective periods (i) changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive income (loss) and (ii) associated tax amounts included in the respective components of other comprehensive income (loss) (in millions):

	Three Months Ended September 30, 2011
	Common Shares(a)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$8.1	$3,416.0	$117.5	$(113.8)	$3,427.8	$5,375.6	$8,803.4
Amortization of restricted shares		4.5			4.5		4.5
Impact from equity transactions of KMP		2.8			2.8	(4.6)	(1.8)
Distributions					-	(244.9)	(244.9)
Contributions					-	107.5	107.5
Cash dividends			(212.5)		(212.5)		(212.5)
Other					-	0.6	0.6
Comprehensive income
Net Income (loss)			151.5		151.5	(67.3)	84.2
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes				120.0	120.0	177.1	297.1
Reclassification of change in fair value of derivatives to net income				11.7	11.7	22.8	34.5
Foreign currency translation adjustments				(50.4)	(50.4)	(74.8)	(125.2)
Adjustments to pension and other postretirement benefit plan liabilities				0.1	0.1	-	0.1
Total other comprehensive income				81.4	81.4	125.1	206.5
Total comprehensive income					232.9	57.8	290.7
Ending Balance	$8.1	$3,423.3	$56.5	$(32.4)	$3,455.5	$5,292.0	$8,747.5
____________
(a)	Common shares include $1.1 million, $6.0 million and $1.0 million of Class P, Class A and Class B shares, respectively.

	Nine Months Ended September 30, 2011
	KMI Members	Common Shares(a)	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$3,575.6	$-	$-	$-	$(136.5)	$3,439.1	$5,099.9	$8,539.0
Reclassification of Equity upon the offering	(3,404.0)	8.1	3,395.9			-		-
Amortization of restricted shares			4.5			4.5		4.5
Impact from equity transactions of KMP			23.7			23.7	(37.2)	(13.5)
A-1 and B unit amortization	3.6					3.6		3.6
Distributions						-	(706.6)	(706.6)
Contributions						-	840.6	840.6
Cash dividends	(245.8)			(311.5)		(557.3)		(557.3)
Other			(0.8)			(0.8)	0.6	(0.2)
Comprehensive income
Net Income (loss)	70.6			368.0		438.6	(71.7)	366.9
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes					89.8	89.8	132.5	222.3
Reclassification of change in fair value of derivatives to net income					49.5	49.5	86.6	136.1
Foreign currency translation adjustments					(31.2)	(31.2)	(46.7)	(77.9)
Adjustments to pension and other postretirement benefit plan liabilities					(4.0)	(4.0)	(6.0)	(10.0)
Total other comprehensive income					104.1	104.1	166.4	270.5
Total comprehensive income						542.7	94.7	637.4
Ending Balance	$-	$8.1	$3,423.3	$56.5	$(32.4)	$3,455.5	$5,292.0	$8,747.5
____________
(a)	Common shares include $1.1 million, $6.0 million and $1.0 million of Class P, Class A and Class B shares, respectively.

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
(Tax Expense) Tax Benefit Included in Other Comprehensive Income
Change in fair value of derivatives utilized for hedging purposes	$(72.6)	$(19.5)	$(92.1)	$(55.0)	$(14.6)	$(69.6)
Reclassification of change in fair value of derivatives to net income	(7.4)	(2.5)	(9.9)	(29.8)	(9.5)	(39.3)
Foreign currency translation adjustments	30.1	8.2	38.3	18.8	5.1	23.9
Adjustments to pension and other postretirement benefit plan liabilities	-	-	-	2.4	0.7	3.1
Tax included in total other comprehensive income	$(49.9)	$(13.8)	$(63.7)	$(63.6)	$(18.3)	$(81.9)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Kinder Morgan, Inc.	Noncontrolling interests	Total	Kinder Morgan, Inc.	Noncontrolling interests	Total
Beginning Balance	$3,812.4	$5,014.7	$8,827.1	$4,171.5	$4,674.6	$8,846.1
Impact from equity transactions of KMP	(45.2)	70.7	25.5	(31.2)	48.7	17.5
A-1 and B unit amortization	1.3	-	1.3	4.8	-	4.8
Distributions to noncontrolling interests	-	(217.2)	(217.2)	-	(622.4)	(622.4)
Contributions from noncontrolling interests	-	203.4	203.4	-	718.3	718.3
Deconsolidation of variable interest entity (a)	-	-	-	-	(45.9)	(45.9)
Cash dividends	(175.0)	-	(175.0)	(500.0)	-	(500.0)
Other	-	-	-	-	0.2	0.2
Comprehensive income
Net income (loss)	10.6	42.0	52.6	(104.3)	237.3	133.0
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	(25.1)	(38.0)	(63.1)	33.5	38.4	71.9
Reclassification of change in fair value of derivatives to net income	5.0	21.8	26.8	13.0	61.4	74.4
Foreign currency translation adjustments	20.1	28.6	48.7	17.6	16.5	34.1
Adjustments to pension and other postretirement benefit plan liabilities	0.1	0.1	0.2	(0.7)	(1.0)	(1.7)
Total other comprehensive income	0.1	12.5	12.6	63.4	115.3	178.7
Total comprehensive income	10.7	54.5	65.2	(40.9)	352.6	311.7
Ending Balance	$3,604.2	$5,126.1	$8,730.3	$3,604.2	$5,126.1	$8,730.3

(Tax Expense) Tax Benefit Included in Other Comprehensive Income
Change in fair value of derivatives utilized for hedging purposes	$18.9	$4.1	$23.0	$(25.4)	$(4.2)	$(29.6)
Reclassification of change in fair value of derivatives to net income	(4.4)	(2.4)	(6.8)	(10.9)	(6.7)	(17.6)
Foreign currency translation adjustments	(15.2)	(3.1)	(18.3)	(12.2)	(1.8)	(14.0)
Adjustments to pension and other postretirement benefit plan liabilities	(0.1)	-	(0.1)	0.5	0.1	0.6
Tax included in total other comprehensive income	$(0.8)	$(1.4)	$(2.2)	$(48.0)	$(12.6)	$(60.6)
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

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	September 30, 2011	December 31, 2010
KMP	$3,306.9	$3,135.4
KMR	1,975.2	1,956.2
Other	9.9	8.3
	$5,292.0	$5,099.9

Kinder Morgan, Inc. Form 10-Q

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own. At September 30, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.5 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.8 million i-units, represent approximately 10.7% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at September 30, 2011, our limited partner and general partner interests represented approximately 12.4% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

Contributions

On February 25, 2011, KMP entered into a second amended and restated equity distribution agreement with UBS Securities LLC to provide for the offer and sale of common units having an aggregate offering price of up to $1.2 billion (up from an aggregate offering price of up to $600 million under KMP’s first amended and restated agreement) from time to time through UBS, as KMP’s sales agent. During the three and nine months ended September 30, 2011, KMP issued 1,553,285 and 3,930,581, respectively, of its common units pursuant to this equity distribution agreement. After commissions of $0.9 million and $2.2 million, respectively, KMP received net proceeds of $107.5 million and $279.4 million, respectively, from the issuance of these common units. KMP used the proceeds to reduce the borrowings under its commercial paper program. For additional information regarding KMP’s equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2010 Form 10-K.

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

The above equity issuances during the nine months ended September 30, 2011 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $799.8 million; (ii) accumulated deferred income taxes by $13.5 million; and (iii) additional paid-in capital by $23.7 million.

Distributions

Distributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders. On February 14, 2011, KMP paid a quarterly distribution of $1.13 per common unit for the fourth quarter of 2010, of which $229.0 million was paid to the public holders of KMP’s common units. On May 13, 2011, KMP paid a quarterly distribution of $1.14 per common unit for the quarterly period ended March 31, 2011, of which $232.3 million was paid to the public holders of KMP’s common units.  On August 12, 2011, KMP paid a quarterly distribution of $1.15 per common unit for the quarterly period ended June 30, 2011, of which $244.9 million was paid to the public holders of KMP’s common units.

On October 16, 2011, KMP declared a cash distribution of $1.16 per unit for the quarterly period ended September 30, 2011. The distribution will be paid on November 14, 2011, to KMP’s unitholders of record as of October 31, 2011.

KMR

KMR’s distributions are included in noncontrolling interests and are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares. KMR has made share distributions totaling 4,899,621 shares in the nine months ended September 30, 2011.

Kinder Morgan, Inc. Form 10-Q

On October 16, 2011, KMR declared a share distribution of 0.017579 shares per outstanding share (1,701,781 total shares) payable on November 14, 2011 to shareholders of record as of October 31, 2011, based on the $1.16 per common unit distribution declared by KMP.

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

The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness. Changes in the excluded component of the change in an option’s time value are included currently in earnings. During the three and nine months ended September 30, 2011, we recognized net gains of $8.5 million and $10.4 million, respectively, related to crude oil hedges and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing. During the three and nine months ended September 30, 2010, we recognized net losses of $9.5 million and net gains of $4.6 million, respectively, related to crude oil and natural gas hedges and resulting from both hedge ineffectiveness and amounts excluded from effectiveness testing.

Additionally, during the three and nine months ended September 30, 2011, we reclassified losses of $11.7 million and $49.5 million, respectively, from “Accumulated other comprehensive loss” into earnings, and for the same comparable periods last year, we reclassified losses of $5.0 million and $13.0 million, respectively, into earnings. No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchase actually occurred). The proceeds or payments resulting from the settlement of the cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

The “Accumulated other comprehensive loss” balance included in our Stockholders’ Equity (exclusive of the portion included in “Noncontrolling interests”) was $32.4 million and $136.5 million as of September 30, 2011 and December 31, 2010, respectively. These totals included a $46.0 million gain amount and a $93.3 million loss amount as of September 30, 2011 and December 31, 2010, respectively, associated with energy commodity price risk management activities. Approximately $19.3 million of the total gain amount associated with energy commodity price risk management activities and included in our Stockholders’ Equity as of September 30, 2011 is expected to be reclassified into earnings during the

Kinder Morgan, Inc. Form 10-Q

next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts could vary materially as a result of changes in market prices. As of September 30, 2011, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of September 30, 2011, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(21.8)	million barrels
Natural gas fixed price	(3.6)	billion cubic feet
Natural gas basis	(4.2)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	0.2	billion cubic feet
Natural gas basis	2.3	billion cubic feet

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

As of September 30, 2011, KMI and KMP had notional principal amounts of $725 million and $5,325 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread. All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2011, the maximum length of time over which they have hedged a portion of their exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2010, KMI and KMP had a combined notional principal amount of $725 million and $4,775 million, respectively, of fixed-to-variable interest rate swap agreements. In March 2011, KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Each agreement effectively converts a portion of the interest expense associated with KMP’s 3.50% senior notes due March 1, 2016 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

In August 2011, KMP entered into two additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $250 million, effectively converting a portion of the interest expense associated with KMP’s 4.15% senior notes due March 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.  KMP also terminated two existing fixed-to-variable swap agreements having a combined notional principal amount of $200 million in two separate transactions.  KMP received combined proceeds of $73.0 million from the early termination of these swap agreements.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$123.7	$20.1	$(67.0)	$(275.9)
	Non-current	133.0	43.1	(21.4)	(103.0)
Subtotal		256.7	63.2	(88.4)	(378.9)

Interest rate swap agreements	Current	6.1	-	-	-
	Non-current	638.5	258.6	-	(69.2)
Subtotal		644.6	258.6	-	(69.2)
Total		901.3	321.8	(88.4)	(448.1)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current	5.4	3.9	(4.9)	(5.6)
Total		5.4	3.9	(4.9)	(5.6)
Total derivatives		$906.7	$325.7	$(93.3)	$(453.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2011 and December 31, 2010, this unamortized premium totaled $498.1 million and $461.9 million, respectively, and as of September 30, 2011, the weighted average amortization period for this premium was approximately 17.7 years.

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of KMP’s derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2011 and 2010 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Interest rate swap agreements	Interest, net – income/(expense)	$456.3	$241.3	$528.2	$685.5
Total		$456.3	$241.3	$528.2	$685.5

Fixed rate debt	Interest, net – income/(expense)	$(456.3)	$(241.3)	$(528.2)	$(685.5)
Total		$(456.3)	$(241.3)	$(528.2)	$(685.5)
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

____________

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$120.0	$(25.1)	Revenues-natural gas sales	$0.1	$0.4	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(12.1)	(4.8)	Revenues-product sales and other	8.5	(7.9)
			Gas purchases and other costs of sales	0.3	(0.6)	Gas purchases and other costs of sales	-	(1.6)
Total	$120.0	$(25.1)	Total	$(11.7)	$(5.0)	Total	$8.5	$(9.5)

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$89.8	$33.5	Revenues-natural gas sales	$0.3	$0.5	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(52.5)	(13.6)	Revenues-product sales and other	10.4	5.4
			Gas purchases and other costs of sales	2.7	0.1	Gas purchases and other costs of sales	-	(0.8)
Total	$89.8	$33.5	Total	$(49.5)	$(13.0)	Total	$10.4	$4.6
____________

Derivatives in net investment hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$-	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$-	Total	$-	$-	Total	$-	$-

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$9.6	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$9.6	Total	$-	$-	Total	$-	$-
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(0.1)	$0.2	$0.1	$1.0
Total		$(0.1)	$0.2	$0.1	$1.0
____________

Kinder Morgan, Inc. Form 10-Q

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States. In 2005 and 2006, we entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of the investment in Canadian operations. Over time, as the exposure to foreign currency risk through our Canadian operations was reduced through dispositions, we began to terminate cross-currency swap agreements. The final cross-currency swap agreements were terminated during the third quarter of 2010 and there were no outstanding cross currency interest rate swaps at September 30, 2011 and December 31, 2010, respectively. In the periods with outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

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

The maximum potential exposure to credit losses on derivative contracts as of September 30, 2011 was (in millions):

Asset position
Interest rate swap agreements	$644.6
Energy commodity derivative contracts	262.1
Gross exposure	906.7
Netting agreement impact	(78.5)
Net exposure	$828.2

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of both September 30, 2011 and December 31, 2010, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

As of September 30, 2011 and December 31, 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $8.9 million and $2.4 million, respectively, and we reported these amounts as “Accrued other current liabilities” in our accompanying consolidated balance sheets.

Kinder Morgan, Inc. Form 10-Q

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating. Based on contractual provisions as of September 30, 2011, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit ratings downgraded(a)	Incremental obligations	Cumulative obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$12.8	$12.8
__________
(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine KMP’s incremental collateral obligations, while the remaining use the lower credit rating. Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $12.8 million incremental obligation.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of September 30, 2011 and December 31, 2010, based on the three levels established by the Codification (in millions). The fair value measurements in the tables below do not include cash margin deposits made by KMP or its counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets.

Kinder Morgan, Inc. Form 10-Q

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2011
Energy commodity derivative contracts(a)	$262.1	$25.3	$172.2	$64.6
Interest rate swap agreements	$644.6	$-	$644.6	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$258.6	$-	$258.6	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2011
Energy commodity derivative contracts(a)	$(93.3)	$(12.6)	$(60.7)	$(20.0)
Interest rate swap agreements	$-	$-	$-	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-
__________
(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX. Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2011 and 2010 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives-net asset (liability)
Beginning of Period	$6.7	$46.6	$18.8	$13.0
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains or (losses)
Included in earnings	2.6	(7.5)	5.4	3.6
Included in other comprehensive income	37.0	(3.9)	21.5	11.7
Purchases	-	-	4.6	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	(1.7)	(0.6)	(5.7)	6.3
End of Period	$44.6	$34.6	$44.6	$34.6

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$3.2	$(5.8)	$4.4	$1.3

Kinder Morgan, Inc. Form 10-Q

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

The estimated fair value of our outstanding debt balance as of September 30, 2011 and December 31, 2010 (both short-term and long-term, but excluding the value of interest rate swaps) is disclosed below (in millions):

	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt(a)	$15,765.7	$17,175.4	$15,169.9	$16,129.1
____________
(a)	The 2010 amount includes the $750.0 million of 5.35% senior notes paid on January 5, 2011.

8.  Reportable Segments

We divide our operations into six reportable business segments. These segments and their principal source of revenues are as follows:

▪	Products Pipelines–KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines–KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

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

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Products Pipelines–KMP
Revenues from external customers	$241.6	$227.7	$694.6	$661.5
Natural Gas Pipelines–KMP
Revenues from external customers	1,176.4	1,147.6	3,240.1	3,414.0
CO2–KMP
Revenues from external customers	376.3	309.1	1,076.0	972.2
Terminals–KMP
Revenues from external customers	327.7	321.2	979.4	945.3
Intersegment revenues	0.4	0.3	0.9	0.8
Kinder Morgan Canada–KMP
Revenues from external customers	77.4	67.5	230.3	197.9
Power(a)
Revenues from external customers	-	3.3	-	8.9
Other
NGPL PipeCo LLC fee revenue(b)	6.6	11.8	26.1	35.4
Other revenue	-	-	1.1	1.5
Total segment revenues	2,206.4	2,088.5	6,248.5	6,237.5
Less: Total intersegment revenues	(0.4)	(0.3)	(0.9)	(0.8)
Total consolidated revenues	$2,206.0	$2,088.2	$6,247.6	$6,236.7

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Products Pipelines–KMP(d)	$102.7	$167.4	$303.5	$331.8
Natural Gas Pipelines–KMP(e)	80.5	187.1	483.7	592.3
CO2–KMP	299.2	234.6	836.5	763.9
Terminals–KMP	177.9	159.2	522.1	474.5
Kinder Morgan Canada–KMP	48.5	44.0	150.0	132.9
NGPL PipeCo LLC(f)	1.7	6.2	12.3	(405.0)
Power(a)	-	1.4	-	3.8
Total segment earnings before DD&A	710.5	799.9	2,308.1	1,894.2
Depreciation, depletion and amortization	(287.8)	(261.7)	(807.6)	(813.7)
Amortization of excess cost of equity investments	(1.8)	(1.4)	(4.9)	(4.3)
NGPL PipeCo LLC fee revenue(b)	6.6	11.8	26.1	35.4
Other revenue	-	-	1.1	1.5
General and administrative expense(g)	(109.1)	(308.2)	(399.2)	(528.7)
Unallocable interest and other, net(h)	(174.1)	(173.7)	(521.5)	(492.6)
Unallocable income tax benefit (expense)	(59.7)	(13.9)	(234.7)	41.6
Income from continuing operations	$84.6	$52.8	$367.4	$133.4

Kinder Morgan, Inc. Form 10-Q

	September 30, 2011	December 31, 2010
Assets
Products Pipelines–KMP	$5,671.6	$5,650.9
Natural Gas Pipelines–KMP	11,856.9	10,960.0
CO2–KMP	4,203.8	4,057.2
Terminals–KMP	5,228.8	5,009.3
Kinder Morgan Canada–KMP	1,804.1	1,870.0
NGPL PipeCo LLC	259.7	265.6
Total segment assets	29,024.9	27,813.0
Corporate assets(i)	1,132.5	1,095.1
Total consolidated assets	$30,157.4	$28,908.1
____________
(a)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(b)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 9 and 11.
(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(d)
Three and nine month 2011 amounts include increases in expense of $69.3 million and $234.3 million, respectively, primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. Nine month 2010 amount includes a $158.0 million increase in expense associated with rate case liability adjustments.

(e)	Three and nine month 2011 amounts include a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value (see Note 2).
(f)	Nine month 2010 amount includes a $430.0 million non-cash investment impairment charge (see Note 2).
(g)
Nine month 2011 amount includes (i) a $100 million (pre-tax) increase in special bonus expense. In May of 2011, we paid the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders (see Note 5); (ii) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement; and (iii) $11.1 million increase of expense associated with our initial public offering. 2010 amounts include a $200.0 million increase in expense associated with the Going Private transaction litigation settlement; see Note 11.

(h)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(i)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

As of June 30, 2011, KMP had a current note receivable bearing interest at the rate of 4.72% per annum from Plantation Pipe Line Company, its 51.17%-owned equity investee.  The outstanding note receivable balance as of that date was $80.7 million. On July 20, 2011, KMP, ExxonMobil, and Plantation Pipe Line Company amended the term loan agreement covering this current note receivable KMP and ExxonMobil have from Plantation. Together, KMP, ExxonMobil, and Plantation Pipe Line Company agreed to (i) reduce the aggregate loan amount to $100.0 million following payments of $57.9 million made by Plantation to ExxonMobil and KMP on July 20, 2011; (ii) extend the maturity of the note from July 20, 2011 to July 20, 2016; (iii) allow for pre-payment of all or any portion of the principal amount of the loan without a premium penalty; and (iv) revise the interest rate on the note from 4.72% per annum to 4.25% per annum. Following the July 20, 2011 payments to both KMP and ExxonMobil, the note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2011, with a final principal payment of $87.8 million due on July 20, 2016.

During the first nine months of 2011, KMP received combined principal repayments of $30.9 million, and as of September 30, 2011, KMP’s 51.17% portion of the outstanding principal amount of the note was $51.2 million. We included $1.1 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet, and the remaining outstanding balance within “Notes Receivable.”  As of

Kinder Morgan, Inc. Form 10-Q

December 31, 2010, the outstanding note receivable balance was $82.1 million, and we included this amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.

Express US Holdings LP

KMP has a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system. The debenture is denominated in Canadian dollars, due in full on January 9, 2023, bears interest at the rate of 12.0% per annum and provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year. As of September 30, 2011 and December 31, 2010, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $108.4 million and $114.2 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

River Consulting, LLC

In conjunction with the sale of KMP’s 51% equity ownership interest in River Consulting, LLC and Devco USA, L.L.C. (discussed in Note 2), it extended separate lines of credit to River Consulting and Devco, allowing them to borrow from KMP in an aggregate amount of $3.0 million for working capital purposes. The lines of credit expire on December 31, 2012, and provide for maximum advances of $2.7 million to River Consulting and $0.3 million to Devco. Advances by KMP pursuant to these lines of credit are evidenced by notes that bear interest at the rate of 9.5% per annum. The notes provide for monthly payments of interest and allow for prepayment of principal borrowings. As of September 30, 2011, River Consulting had borrowed $1.6 million under its line of credit agreement with KMP, and we included this receivable amount within “Notes receivable” on our accompanying consolidated balance sheet.

Other Receivables and Payables

As of September 30, 2011 and December 31, 2010, our related party receivables (other than notes receivable discussed above in “―Notes Receivable”) totaled $7.3 million and $23.3 million, respectively. The September 30, 2011 receivables amount consisted of (i) $3.3 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $4.0 million of natural gas imbalance receivables included within “Other current assets.” The $3.3 million receivable amount primarily consisted of amounts due from the Express pipeline system and Plantation Pipe Line Company. The $4.0 million natural gas imbalance receivable amount was due from NGPL. The December 31, 2010 receivables amount consisted of (i) $16.1 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $7.2 million of natural gas imbalance receivables included within “Other current assets.” The $16.1 million amount primarily related to accounts and interest receivables due from the Express pipeline system, the Rockies Express pipeline system and NGPL. The related party natural gas imbalance receivables consisted of amounts due from NGPL.

As of September 30, 2011 and December 31, 2010, our related party payables totaled $5.7 million and $4.6 million, respectively. The September 30, 2011 amount consisted of (i) $0.9 million, $0.4 million, $0.3 million and $0.2 million due to RGZ, Inc., Devco USA L.L.C, NGPL and River Consulting, LLC, respectively, and we included these amounts within “Accounts payable” on our accompanying consolidated balance sheet and (ii) $3.9 million of natural gas imbalance payables included within “Accrued other current liabilities,” consisting of amounts due to the Rockies Express pipeline system. The December 31, 2010 amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to RGZ, Inc. and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” consisting of amounts due to the Rockies Express pipeline system.

NGPL PipeCo LLC Fee Revenue and General and Administrative Reimbursement

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC. The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fee charge (Fee) for services provided under the O&R Agreement. Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement. The Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $6.6 million and $26.1 million for the three and nine months ended September 30, 2011, respectively, and $11.8 million and $35.4 million for the three and nine months ended September 30, 2010, respectively. Also, see Note 11 “Litigation, Environmental and Other Contingencies—NGPL 2011 Budget Arbitration.”

Kinder Morgan, Inc. Form 10-Q

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

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs. The hedging facility requires us to provide certain periodic information but does not require the posting of margin. As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates. The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” in our accompanying consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011	December 31, 2010
Derivatives - asset (liability)
Current assets	$36.7	$-
Noncurrent assets	$49.7	$12.7
Current liabilities	$(41.3)	$(221.4)
Noncurrent liabilities	$(11.3)	$(57.5)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income tax expense (benefit)	$66.5	$20.6	$250.2	$(29.1)
Effective tax rate	44.0%	28.1%	40.5%	(27.9)%

The effective rate for the three months ended September 30, 2011 is higher than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP; (ii) state income taxes; and (iii) an adjustment to the deferred tax liability related to our investment in KMP. These increases were partially offset by (i) a dividend received deduction from our 20% ownership interest in NGPL; (ii) adjustments to our income tax reserve (Accounting Standards Codification 740-10) for uncertain tax positions, due primarily to expiration of statute of limitations; and (iii) adjustments to true-up our book tax provision to the 2010 federal tax returns as filed.  Our effective tax rate for the same period of 2010 was lower than the statutory federal rate primarily due to (i) the net effect of consolidating KMP and (ii) a dividend received deduction from our 20% ownership interest in NGPL.  These decreases are partially offset by (i) state income taxes and (ii) adjustments to the Company’s income tax reserve for uncertain tax positions.

Kinder Morgan, Inc. Form 10-Q

The effective tax rate for the nine months ended September 30, 2011 is higher than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP; (ii) state income taxes; (iii) the impact of non tax-deductible costs incurred to facilitate the initial public offering; and (iv) an adjustment to the deferred tax liability related to our investment in KMP.  These increases were partially offset by (i) a dividends received deduction from our 20% ownership interest in NGPL and (ii) adjustments to our income tax reserve for uncertain tax positions, due primarily to expiration of statute of limitations.  Our effective tax rate for the same period of 2010 was lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP; (ii) a dividend received deduction from our 20% ownership interest in NGPL and (iii) an adjustment to the deferred tax liability related to our investment in NGPL.  These decreases are partially offset by (i) state income taxes, and (ii) adjustments to our income tax reserve for uncertain tax positions.

11.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2011. Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2010 Form 10-K. This note also contains a description of any material legal proceedings that were initiated against us during the nine months ended September 30, 2011, and a description of any material events occurring subsequent to September 30, 2011, but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC as Holly; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; the United States Environmental Protection Agency as the U.S. EPA; the New Jersey Department of Environmental Protection as the NJDEP; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation. “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

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

Kinder Morgan, Inc. Form 10-Q

The Historical Cases Settlements and other legal reserves related to SFPP rate litigation resulted in a $172.0 million charge to earnings in 2010. In June 2010, KMP made settlement payments of $206.3 million to eleven of the litigant shippers. Due to this settlement payment and the reserve KMP took at that time for potential future settlements with Chevron (since resolved) and the CPUC cases described below, a portion of KMP’s partnership distributions for the second quarter of 2010 (which KMP paid in August 2010) was a distribution of cash from interim capital transactions (rather than a distribution of cash from operations) and our second quarter 2010 distribution from KMP was reduced by $170.0 million. As a result, our second quarter 2010 pre-tax earnings were reduced by $168.3 million.

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

The following FERC dockets are currently pending:

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

▪
FERC Docket No. IS11-444 (2011 Index Rate Increases)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  SFPP withdrew all index rate increases except those that pertain to the West Line.  As to the West Line, the index rate increases are currently accepted and suspended, subject to refund, and the case is before a FERC hearing judge;

▪
FERC Docket No. IS11-585 (Withdrawal of 2011 Index Rate Increases)—Protestants: BP, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  SFPP withdrew all index rate increases except those that pertain to the West Line.  The Protestants have challenged the index ceiling levels for lines other than the West Line.  The protests and SFPP’s answer are currently pending before the FERC;

▪
FERC Docket No. OR11-13 (SFPP Base Rates)—Complainant:  ConocoPhillips—Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  ConocoPhillips permitted to amend its complaint based on additional data;

▪	FERC Docket No. OR11-14 (SFPP Indexed Rates)—Complainant: ConocoPhillips—Status: Complaint dismissed;

▪
FERC Docket No. OR11-15 (SFPP Base Rates)—Complainant:  Chevron—Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Chevron permitted to amend its complaint based on additional data;

▪	FERC Docket No. OR11-16 (SFPP Indexed Rates)—Complainant: Chevron—Status: Complaint dismissed;

▪
FERC Docket No. OR11-18 (SFPP Base Rates)—Complainant:  Tesoro—Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Tesoro permitted to amend its complaint based on additional data; and

▪	FERC Docket No. OR11-19 (SFPP Indexed Rates)—Complainant: Tesoro—Status: Complaint dismissed.

Kinder Morgan, Inc. Form 10-Q

▪	FERC Docket No. OR11-20 (SFPP North Line Base Rates)—Complainant: Tesoro—Status: Complaint was filed August 2, 2011. SFPP answered on September 1, 2011. Matter is currently pending before the FERC.

▪	FERC Docket No. OR12-1 (SFPP Index Ceiling Levels)—Complainant: Chevron—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC.

▪	FERC Docket No. OR12-2 (SFPP Index Ceiling Levels)—Complainant: Tesoro—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC.

▪
FERC Docket No. OR12-3 (SFPP Index Ceiling Levels)—Complainant:  ConocoPhillips—Status:  Complaint was filed October 5, 2011.  SFPP answered on October 26, 2011.  Matter is currently pending before the FERC.

With respect to the SFPP proceedings above and the Calnev proceedings discussed below, KMP estimates that the shippers are seeking approximately $50.0 million in annual rate reductions and $140.0 million in refunds. However, applying the principles of Opinion 511, a full FERC decision on the West Line Rates, to these cases would result in substantially lower rate reductions and refunds.  In the first nine months of 2011, KMP recorded a $161.3 million expense and increased its litigation reserve related to these cases and the litigation discussed below involving SFPP and the CPUC. We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

On March 23, 2011, the Chief Judge suspended the procedural schedule in this proceeding because all parties reached a settlement in principle that will resolve all issues set for hearing.  On May 5, 2011, KMIGT filed a formal settlement document, referred to in this Note as the Settlement and which is supported or not opposed by all parties of record, and on September 22, 2011, the FERC approved the Settlement.

The Settlement resolves all issues in the proceeding and provides shippers on KMIGT’s system with prospective reductions in the fuel and gas and lost and unaccounted for rates, referred to as the Fuel Retention Factors, effective June 1, 2011. The Settlement results in a 27% reduction in the Fuel Retention Factors billed to shippers effective June 1, 2011, as compared to the Fuel Retention Factors approved and in effect on March 1, 2011. The Settlement also provides for a second stepped reduction, resulting in a total 30% reduction in the Fuel Retention Factors billed to shippers and effective January 1, 2012, for certain segments of the former Pony Express pipeline system. Except for these reductions to the Fuel Retention Factors, other transportation and storage rates will not be altered by the Settlement.

Kinder Morgan, Inc. Form 10-Q

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

On June 22, 2011, a CPUC administrative law judge (“ALJ”) issued a proposed decision substantially reducing SFPP’s authorized cost of service, requiring SFPP’s prospective rates to be reduced to reflect the authorized cost of service, and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  SFPP filed comments on the proposed decision on June 22, 2011, outlining what it believes to be errors in law and fact in the proposed decision, including the requirement that refunds be made from May 24, 2007.  By subsequent ruling of the ALJ, the referenced proposed decision has been withdrawn.  The ALJ ruling indicated that a revised proposed decision would be issued at an unspecified date, subject to comments from the parties and a request for oral argument before the full CPUC.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $360.0 million in reparation payments and approximately $30.0 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and KMP believes that the appropriate application of the May 26, 2011 CPUC order and the June 22, 2011 administrative law decision will result in a considerably lower amount.  In addition, further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken with respect to these decisions.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

In September 2011, with respect to certain cases, KMP made refund payments of $18.4 million to various intrastate shippers pursuant to orders received from the CPUC.

Carbon Dioxide Litigation

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

Kinder Morgan, Inc. Form 10-Q

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million. Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest. The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value. Kinder Morgan CO2 paid the retroactive tax bills under protest and filed petitions for a refund of the taxes paid under protest.  A hearing on its petition is scheduled for December 19, 2011 before the Montezuma County Board of County Commissioners.  Kinder Morgan CO2 will vigorously contest the retroactive tax bills.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way. The trial has concluded. In September 2011, the judge determined that the annual rent payable as of January 1, 2004 is $14.8 million, subject to annual consumer price index increases.  SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $73.9 million in back rent. Accordingly, in September 2011, we recorded a $73.9 million expense and increased our rights-of-way liability related to this legal matter.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial with respect to these matters commenced in October 2011. A decision is expected in the fourth quarter of 2011.

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

Kinder Morgan, Inc. Form 10-Q

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against KMP and its subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as Kinder Morgan, asserting claims for breach of contract.  Kinder Morgan performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration is being administered by the American Arbitration Association in Dallas, Texas.  Premcor alleges that Kinder Morgan breached its contract with Premcor by failing to properly manage the water level in the pit of a coker unit at a refinery owned by Premcor, failing to name Premcor as an additional insured, and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC is a wholly owned subsidiary of Premcor.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at its refinery.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor is seeking to hold Kinder Morgan liable for the award.  Premcor is also seeking to recover an additional $11.4 million of alleged losses and damages in excess of the amount it owes to PACC.  Premcor’s claim against Kinder Morgan is based in part upon Premcor’s allegation that Kinder Morgan is responsible to the extent of Kinder Morgan’s alleged proportionate fault in causing the pit wall collapse.  The final arbitration hearing concluded on October 3, 2011.  On October 21, 2011, we received the arbitrator’s findings of fact and rulings of law, which determined that Kinder Morgan has no liability for damages with respect to the claims asserted by PACC in the prior arbitration or by Premcor in the present arbitration.

City of Reno, State of Nevada, et al. its Attorney General’s office v. SFPP, LP, Kinder Morgan Operating L.P. “D” and Kinder Morgan G.P. (Case No. CV09-02277 District Court of Washoe County, Nevada).

The City of Reno asserts claims against the Kinder Morgan defendants for breach of contract, fraud, and violations of the Nevada False Claims Act arising out of a construction project in Reno, Nevada in 2003.  The Kinder Morgan defendants were a general contractor for a pipeline relocation project and billed the City of Reno for the costs associated with the pipeline relocation.  The City of Reno paid those costs but later claimed that the Kinder Morgan defendants overcharged the City for the project.  The City seeks damages of approximately $4 million for the alleged overcharge plus treble damages under the Nevada False Claims Act.  The Kinder Morgan defendants deny these allegations.  The case will be set for trial in 2012.

South Central Cement, Ltd. v. River Consulting, LLC and CCC Group, Inc., Cause No. 2009-50242 in the District Court of the 61st Judicial District, Harris County, Texas.

South Central Cement, Ltd. (SCC) filed suit against CCC Group, Inc. (CCC) and KMP affiliate, River Consulting, LLC (RCI) alleging claims for negligence and breach of contract in connection with the design and construction of two warehouses and interior retaining walls to store bulk cement, referred to in this Note as the Facilities.  SCC alleges that the retaining walls collapsed due to faulty design by RCI and/or construction by CCC.  SCC has alleged that its damages, including repair or replacement costs and lost profits, exceed $7.5 million.   RCI filed a motion for partial summary judgment to enforce contractual waivers limitations on damages.   By order dated October 29, 2010, the trial court ordered that (i) defendant RCI’s potential aggregate liability, if any, to plaintiff for damages in this matter is limited to a maximum of $50,000 in tort pursuant to the terms of the agreement between the parties and (ii) plaintiff has by agreement waived all claims in both tort and contract related to lost profits, reduced handling capacity, or other consequential damages.  Despite the issuance of the partial summary judgment order in favor of RCI, SCC has persisted in its claim against both RCI and CCC and has continued to assert a purported claim for “direct damages” in excess of $7.0 million, which SCC has alleged is the cost to repair, rebuild or replace the Facilities.  Defendants estimate that the replacement cost of the Facilities is approximately $1 million.  The matter is set for trial for the term of court beginning February 27, 2012.

General Litigation Matters

Rick Lewis v. Kinder Morgan Energy Partners, L.P., et al (Case No. A566869 District Court Clark County, Nevada).

The plaintiff’s estate asserts claims for wrongful death arising out of the deceased’s alleged exposure to gasoline at KMP’s Las Vegas Terminal from 2002 to 2008.  During this time period, the deceased was employed as a tanker truck driver at Williams Trucking and he loaded gasoline at the KMP Terminal.  Plaintiff alleges that KMP failed to provide a safe premise by exposing the deceased to gasoline while he completed his loading operations and that KMP distributed a defective product (gasoline).  The plaintiff’s estate and survivors seek damages for his medical bills, loss of future income, pain and suffering and past and future loss of companionship. The trial of this case concluded on October 10, 2011.  The jury returned a verdict against KMP for $7.5 million.  Further procedural steps, including a motion for new

Kinder Morgan, Inc. Form 10-Q

trial and an appeal to the Nevada Supreme Court, will be taken if warranted.

Mine Safety Matters

In the third quarter of 2011, KMP’s bulk terminals operations that handle coal received five citations under the Mine Safety and Health Act of 1977 which were deemed to be significant and substantial violations of mandatory health and safety standards under section 104 of the act (none of which was under section 104(d) or section 104(b) of the act). The aggregate of proposed assessments outstanding in respect of all citations received under the act in 2011, as of September 30, was $3,888. KMP works to promptly abate violations described in the citations. We do not believe any of such citations or the matters giving rise to such citations will have a material adverse impact on our business, financial position, results of operations or cash flows.

Employee Matters

James Lugliani vs. Kinder Morgan G.P., Inc. et al. in the Superior Court of California, Orange County

James Lugliani, a former Kinder Morgan employee, filed suit in January 2010 against various Kinder Morgan affiliates. On behalf of himself and other similarly situated current and former employees, Mr. Lugliani claims that the Kinder Morgan defendants have violated the wage and hour provisions of the California Labor Code and Business & Professions Code by failing to provide meal and rest periods; failing to pay meal and rest period premiums; failing to pay all overtime wages due; failing to timely pay wages; failing to pay wages for vacation, holidays and other paid time off; and failing to keep proper payroll records. On September 13, 2011, the court granted preliminary approval to a proposed settlement of $2.2 million for a proposed settlement class of approximately 400 current and former employees.  A final hearing on the proposed class action settlement will be held in the first quarter of 2012.

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

Barstow, California

The United States Department of the Navy has alleged that historic releases of methyl tertiary-butyl ether, or MTBE, from Calnev’s Barstow terminal (i) have migrated underneath the Navy’s Marine Corps Logistics Base in Barstow; (ii) have impacted the Navy’s existing groundwater treatment system for unrelated groundwater contamination not alleged to have been caused by Calnev; and (iii) could affect the Barstow, California Marine Corps Logistic Base’s water supply system.  Calnev and the Navy entered into an Administrative Settlement Agreement effective October 4, 2011 pursuant to which Calnev reimbursed the Navy  $0.5 million in past response costs under the federal Comprehensive Environmental Response, Compensation and Liability Act (referred to as CERCLA).

Westridge Release, Burnaby, British Columbia

On July 24, 2007, a third-party contractor installing a sewer line for the City of Burnaby struck a crude oil pipeline segment included within KMP’s Trans Mountain pipeline system near its Westridge terminal in Burnaby, British Columbia, resulting in a release of approximately 1,400 barrels of crude oil. The release impacted the surrounding neighborhood, several homes and nearby Burrard Inlet. No injuries were reported. To address the release, KMP initiated a comprehensive emergency response in collaboration with, among others, the City of Burnaby, the British Columbia Ministry of Environment, the National Energy Board (Canada), and the National Transportation Safety Board (Canada). Cleanup and environmental remediation is complete, and KMP has received a British Columbia Ministry of Environment Certificate of Compliance confirming complete remediation.

Kinder Morgan Canada, Inc. commenced a lawsuit against the parties it believes were responsible for the third party strike, and a number of other parties have commenced related actions. All of the outstanding litigation was settled without assignment of fault on April 8, 2011. Kinder Morgan Canada has recovered the majority of its expended costs in responding to the third party strike.

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans

Kinder Morgan, Inc. Form 10-Q

Mountain L.P. The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act. On October 3, 2011, KMP’s subsidiary, Trans Mountain L.P., and each of the City of Burnaby’s contractor and engineering consultants agreed to enter a plea of guilty to one count of The Environmental Management Act. Each party agreed to pay a $1,000 fine and will contribute $149,000 into a B.C. environmental trust fund to be used for projects that benefit the environment and wildlife.  In addition, Trans Mountain agreed to donate $100,000 to BC Common Ground Alliance to further develop and deliver education to contractors for working safely around pipelines.  The Court has taken the matter under advisement and is expected to rule on November 10, 2011.

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

Herscher Illinois Compressor Station Incident

On August 16, 2011, at NGPL’s Compressor Station 201 in Herscher, Illinois, a crew was performing work inside a compressor building when a flash fire and explosion occurred.  Three workers were injured.  NGPL is working with the Department of Transportation Pipeline and Hazardous Materials Safety Administration to investigate the cause of the incident.

NGPL 2011 Budget Arbitration

Pursuant to a notice of dispute dated December 15, 2010, on April 4, 2011, Natural Gas Pipeline Company of America LLC (NGPL) acting by and through its Myria Holdings, Inc. controlled Board of Directors, filed a notice initiating arbitration against Kinder Morgan Kansas, Inc. pursuant to the terms of the February 2008 Operations and Reimbursement Agreement (O&R Agreement). NGPL alleges that Kinder Morgan Kansas, Inc., as Operator of NGPL, has breached the O&R Agreement relating to Kinder Morgan Kansas, Inc.’s proposed allocation of certain general and administrative expenses (G&A Costs) and other budget line items as determined by Kinder Morgan Kansas, Inc. and set forth in the Proposed 2011 Budget submitted in November 2010. The NGPL Board rejected the Proposed 2011 Budget, suggested that G&A Costs budgeted to NGPL should be considerably lower, and also questioned certain other costs set forth in the Proposed 2011 Budget. Kinder Morgan Kansas, Inc. asserts that it determined the amount of G&A Costs and direct costs budgeted to NGPL for 2011 as required by and in accordance with the terms of the O&R Agreement.  The

Kinder Morgan, Inc. Form 10-Q

arbitration proceeding was conducted on July 14-17, 2011, and a written decision was issued on August 18, 2011. The Arbitrator ruled that: KMI had properly allocated G&A Costs in accordance with the Operating Agreement; KMI should furnish NGPL with information necessary to verify certain costs included in budgeted line items and G&A Costs; and each party would bear its own fees and expenses incurred in the arbitration, effectively denying KMI’s claim for indemnification of such fees and expenses.  On September 16, 2011, KMI filed an Application to Confirm the Arbitration Award in the District Court of Harris County, Texas, which is currently pending.  We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

Litigation Regarding KMI’s Proposed Acquisition of El Paso Corporation

On October 16, 2011, we and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP.  Prior to closing, the transaction will require approval of both KMI and EP shareholders. The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals. Beginning on October 17, 2011, the day after the agreement was announced, and in the days following, several putative Class Action lawsuits were filed in Harris County (Houston), Texas and in the Court of Chancery of the State of Delaware against the Board of Directors of EP alleging that the director-defendants breached their fiduciary duties to EP shareholders in connection with their negotiation of and entry into the merger agreement. The lawsuits also assert that EP and KMI “aided and abetted” the alleged breaches by the EP directors. The actions seek, among other things, to enjoin the proposed merger, disgorgement of any improper profits received by the defendants, and attorneys’ fees. Defendants believe that the lawsuits are meritless and intend to defend them vigorously.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or distributions to limited partners. As of September 30, 2011 and December 31, 2010, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $325.2 million and $169.8 million, respectively. The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. The overall change in the reserve from December 31, 2010 includes both payments of $81.4 million (for interstate and California intrastate transportation rate settlements on KMP’s Pacific operations’ pipelines) in the first nine months of 2011 that reduced the liability, and a $241.9 million increase in expense in the first nine months of 2011, which increased the liability. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05.

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers. Occidental et al. then brought in approximately 300 third party defendants for contribution. NJDEP claimed damages related to forty years of discharges of TCDD (form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation. This case was filed against third party defendants in 2009. The Judge issued his trial plan for this case during the first quarter of 2011. According to the trial plan, he allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately. Numerous third party defendants filed motions to dismiss, which were denied, and now have filed interlocutory appeals from those motions. KMLT is part of the third party defendant Joint Defense Group. KMP has filed an Answer and initial disclosures. The Judge put off trial of Maxus/Tierra’s claims against the third party defendants until April 2013 with damages to be tried in September 2013.

Kinder Morgan, Inc. Form 10-Q

Portland Harbor Superfund Site, Willamette River, Portland, Oregon.

In December 2000, the U.S. EPA sent out General Notice letters to potentially responsible parties (PRPs) including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. The major PRPs formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site. Once the U.S. EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs. This is a non-judicial allocation process. KMP is participating in the allocation process on behalf of both KMLT and KMBT. Each entity has two facilities located in Portland Harbor. KMP expects the allocation to conclude in 2013 or 2014, depending upon when the Record of Decision is issued by the U.S. EPA.

Roosevelt Irrigation District v. Kinder Morgan G.P., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona.

This is a CERCLA case brought against a number of defendants by a water purveyor whose wells have allegedly been contaminated due to the presence of number of contaminants. The Roosevelt Irrigation District is seeking up to $175 million from approximately 70 defendants. The plume of contaminates has traveled under KMP’s Phoenix Terminal. The plaintiffs have advanced a novel theory that the releases of petroleum from the Phoenix Terminal (which are exempt under the petroleum exclusion under CERCLA) have facilitated the natural degradation of certain hazardous substances and thereby have resulted in a release of hazardous substances regulated under CERCLA. KMP is part of a joint defense group consisting of other terminal operators at the Phoenix Terminal including Chevron, BP, Salt River Project, Shell and a number of others, collectively referred to as the terminal defendants. Together KMP filed a motion to dismiss all claims based on the petroleum exclusion under CERCLA. This case was recently assigned to a new judge, who has deemed all previous motions withdrawn and will grant leave to re-file such motions at a later date. KMP plans to re-file the motion to dismiss as well as numerous summary judgment motions.

Y & S Enterprises v. Kinder Morgan Energy Partners, L.P., California Superior Court, Los Angeles, California.

The plaintiffs own property adjacent to the former KMLT Gaffey Street Terminal. Plaintiffs allege that contamination from the Terminal migrated onto their property. The Gaffey Street site has been remediated and sold to developers for construction of single family residences. Currently, the plaintiffs and KMLT have contracted with a third party consultant to conduct soil and groundwater investigations on the plaintiffs’ property. We expect the majority of contamination at the Y & S property is due to their own contamination. Plaintiffs have not stated an alleged damages amount in their complaint or in discovery.

Casper and Douglas, EPA Notice of Violation

In March 2011, the EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming.  In June 2011, KMP received two letters from the EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act.  KMP is cooperating with the EPA and working with the EPA to resolve these allegations.

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

Kinder Morgan, Inc. Form 10-Q

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

On June 25, 2007, the NJDEP, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against Exxon Mobil Corporation and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro terminal. The complaint was filed in Gloucester County, New Jersey. Both ExxonMobil and KMLT filed third party complaints against Support Terminals/Plains seeking to bring Support Terminals/Plains into the case. Support Terminals/Plains filed motions to dismiss the third party complaints, which were denied. Support Terminals/Plains is now joined in the case, and it filed an Answer denying all claims. The court has consolidated the two cases. All private parties and the state participated in two mediation conferences in 2010.

In December 2010, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim. The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval. The natural resource damage settlement includes a monetary award of $1.1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs.  The settlement with the state does not resolve the original complaint brought by ExxonMobil, however we are now approaching settlement discussions with ExxonMobil. There is no trial date set.

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

Other Environmental

We are subject to environmental cleanup and enforcement actions from time to time. In particular, CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, we are not able to reasonably estimate when the eventual settlements of these claims will occur and changing circumstances could cause these matters to have a material adverse impact. As of September 30, 2011, we have accrued an environmental reserve of $81.9 million, and we believe that these pending environmental

Kinder Morgan, Inc. Form 10-Q

matters will not have a material adverse impact on our business, cash flows, financial position or results of operations. In addition, as of September 30, 2011, we have recorded a receivable of $5.4 million for expected cost recoveries that have been deemed probable. As of December 31, 2010, our environmental reserve totaled $79.8 million and our estimated receivable for environmental cost recoveries totaled $8.6 million. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

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

FERC Natural Gas Fuel Tracker Proceedings

Trailblazer Pipeline Company LLC

On April 28, 2011, the FERC issued an Order Rejecting Tariff Record and Denying Waiver in Trailblazer Pipeline Company LLC’s annual fuel tracker filing at Docket No. RP11-1939-000.  The order required Trailblazer to make a compliance filing for its annual Expansion Fuel Adjustment Percentage (EFAP) pursuant to its tariff.  In its previous two annual tracker filings, Trailblazer received authorization by the FERC to defer collection of its fuel deferred account until a future period by granting a waiver of various fuel tracker provisions.  In the Docket No. RP11-1939 filing, Trailblazer again asked for tariff waivers that would defer the collection of its fuel deferred account to a future period, which the FERC denied.  Trailblazer has filed for rehearing of the FERC’s April 28, 2011 order, which is pending before the FERC.

On May 2, 2011, Trailblazer filed to re-determine its EFAP in compliance with the April 28, 2011 order, implementing a revised EFAP rate of 8.14%, which included the proposed recovery of the deferred account.  On May 18, 2011, the FERC issued an order rejecting the May 2, 2011 filing, on the basis that the filing to implement a revised EFAP must be accomplished as a new proceeding, not as a compliance filing.  Trailblazer has filed for rehearing of the May 18, 2011 order, which is also pending before the FERC.

On June 3, 2011, Trailblazer filed in a new proceeding, Docket No. RP11-2168-000, revised tariff records to redetermine its EFAP, with a proposed effective date of July 1, 2011.  Trailblazer included three EFAP rate options.  In addition, under two of the options, Trailblazer proposed to continue to defer collection of the deferred account until a future date.  In an order dated July 1, 2011, referred to in this Note as the July 1 Order, the FERC rejected the two options to defer recovery of the deferred account and accepted the option that included recovery of the entire deferred account. Specifically, the FERC approved an EFAP rate of 8.69%, subject to refund, effective July 1, 2011 and established hearing proceedings to determine the appropriate throughput, revenue and cost data to use for determining the EFAP and the composition, accounting and proposed recovery methodology for amounts in the deferred account.  In the July 1 Order, the FERC determined that Trailblazer could not charge negotiated rate shippers a fuel rate above the caps established in their negotiated rate agreements with Trailblazer and that operation of the cap was not an issue for hearing. As a result of this determination, Trailblazer recognized a $13.1 million operating expense in the second quarter of 2011 for the amount of the deferred costs that is potentially attributable to the negotiated rate shippers. Trailblazer sought rehearing of the July 1 Order, and a prehearing conference held on July 14, 2011 established a procedural schedule that results in a hearing in April 2012.  Trailblazer continues to pursue full recovery of the amount reserved pursuant to the Docket No. RP11-2168-000 proceeding.  Trailblazer has been engaged in settlement discussions with the active parties to this proceeding and has reached an agreement in principle with such parties.  As a result, on October 7, 2011, Trailblazer filed a motion to suspend the procedural schedule for 15 days to allow the parties to resolve the remaining issues in this proceeding and avoid the need for a hearing.  The Chief Judge granted Trailblazer’s motion to suspend the procedural schedule and required a status report on the timing for filing the settlement by October 28, 2011.  Given that the parties continue to finalize the settlement documents, Trailblazer will file to continue to suspend the procedural schedule for another 15-day period.  Upon execution of the necessary settlement documents, Trailblazer will file a motion to terminate the hearing procedure.

On July 25, 2011, Trailblazer filed, in Docket No. RP11-2295-000, to apply the EFAP rate to additional classes of shippers, including interruptible transportation, backhaul transportation, and overrun transportation to be effective September 1, 2011.  On August 31, 2011, the FERC issued an order rejecting Trailblazer’s proposed tariff records on the basis that the tariff changes are contrary to Trailblazer’s Docket No. RP10-492-000 Settlement and violate the prohibition against retroactive ratemaking by proposing to charge shippers for under-recoveries that occurred prior to the effective date of the tariff provision.  Trailblazer has filed for rehearing of the August 31, 2011 order, which is pending before the FERC.  Furthermore, Trailblazer does not expect the entire fuel tracker proceedings discussed above to have a material adverse impact on its business, financial position, results of operations or cash flows.

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

NGPL – 2012 Storage Optimization Project – Docket No. CP11-547

On September 20, 2011, NGPL filed with FERC a certificate application regarding its 2012 NGPL Storage Optimization Project.  Specifically, NGPL requested to: (i) construct and operate a new 3,550 horsepower (hp) gas fired compressor unit at NGPL’s existing Compressor Station No. 205 located near Keota in Washington County, Iowa (CS 205); (ii) construct and operate a new “greenfield” compressor station consisting of 22,000 hp electric compressor unit to be located near Altamont in Effingham County, Illinois; (iii) reduce cushion gas inventory by 5 Bcf at NGPL’s North Lansing Storage Field located near Longview in Harrison County, Texas; (iv) abandon in place various gas fired compressor units at NGPL’s Compressor Station No. 310 and 311 located respectively near Centralia in Clinton County, Illinois and near Hammond in Piatt County, Illinois; and (v) obtain a pre-determination that rolled-in rate treatment for the costs of the proposed facilities is appropriate.  The project has a total cost of $57.6 million. NGPL requested that FERC issue its order in this proceeding on or before April 30, 2012 to allow for a December 2012 commencement of service for the proposed new facilities.

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

Kinder Morgan, Inc. Form 10-Q

(January 1, 2012 for us). The amendments in this ASU are to be applied prospectively, and early adoption is prohibited. We are currently reviewing the effects of ASU No. 2011-04.

ASU No. 2011-05

On June 16, 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for us) and interim and annual periods thereafter. Early adoption is permitted, and full retrospective application is required. Since this ASU pertains to disclosure requirements only, the adoption of this ASU will not have a material impact on our consolidated financial statements.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Testing Goodwill for Impairment.”  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles.  However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  ASU No. 2011-8 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (January 1, 2012 for us), and early adoption is permitted.  We performed our 2011 annual goodwill impairment test on May 31, and we are currently reviewing the effects of ASU No. 2011-8.

ASU No. 2011-09

On September 21, 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80).”  The amendments in this ASU require that employers provide, on an annual basis, additional separate disclosures for all individually significant multiemployer pension plans and multiemployer other postretirement benefit plans.  The revisions do not change the current recognition and measurement guidance for an employer’s participation in a multiemployer plan.  ASU No. 2011-9 is effective for fiscal years ending after December 15, 2011 (December 31, 2011 for us).  Early adoption is permitted and retrospective application is required.  We are currently reviewing the effects of ASU No. 2011-9.

14.  Reconciliation of Significant Asset Balances

The following is a reconciliation between KMP’s significant asset balances as reported in KMP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and our consolidated asset balances as shown on our accompanying consolidated balance sheets (in millions):

	September 30, 2011	December 31, 2010
Property, plant and equipment, net–KMP	$15,344.1	$14,603.9
Purchase accounting adjustments associated with our investment in KMP	2,344.7	2,445.2
Property, plant and equipment, net–KMI	27.1	21.6
Property, plant and equipment, net	$17,715.9	$17,070.7

Investments–KMP	$3,272.5	$3,886.0
Purchase accounting adjustments associated with our investment in KMP	136.5	139.3
Investments–KMI	259.7	265.8
Investments	$3,668.7	$4,291.1

Goodwill–KMP	$1,303.3	$1,233.6
Purchase accounting adjustments associated with our investment in KMP	3,637.3	3,597.3
Goodwill	$4,940.6	$4,830.9

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

KMI’s Acquisition of El Paso Corporation

On October 16, 2011, we and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby we will acquire all of the outstanding shares of El Paso Corporation.  EP owns North America’s largest interstate natural gas pipeline system, one of North America’s largest independent exploration and production companies and an emerging midstream business. EP also owns a 42 percent limited partner interest and the 2 percent general partner interest in El Paso Pipeline Partners, L.P.( NYSE:EPB).

The total purchase price, including the assumption of debt outstanding at EP and the debt outstanding at El Paso Partners, L.P., is expected to be approximately $38 billion. Under the terms of the transaction, the consideration to be received by the EP shareholders is valued at $26.87 per EP share based on KMI’s closing price as of October 14, 2011, representing a 47 percent premium to the 20-day average closing price of EP common shares and a 37 percent premium over the closing price of EP common shares on October 14, 2011. The offer is comprised of $14.65 in cash, 0.4187 KMI Class P shares (valued at $11.26 per EP share) and 0.640 KMI warrants (valued at $0.96 per EP share) based on KMI’s closing price on October 14, 2011. The warrants will have an exercise price of $40 and a five-year term. EP shareholders will be able to elect, for each EP share held, either (i) $25.91 in cash, (ii) 0.9635 KMI Class P shares, or (iii) $14.65 in cash plus 0.4187 KMI Class P shares. All elections will be subject to proration and in all cases EP shareholders will receive 0.640 KMI warrants per share of EP common stock.

The combined company will be the:

•
Largest owner and operator of natural gas pipelines and storage assets in North America with approximately 67,000 miles of natural gas transportation pipelines. Pipelines are connected to many important natural gas shale plays including Eagle Ford, Marcellus, Utica, Haynesville, Fayetteville and Barnett. Largest provider of contracted natural gas treating services and significant other midstream gathering assets.

•
Largest independent transporter of petroleum products in the United States, transporting approximately 1.9 million barrels per day of gasoline, jet fuel, diesel, natural gas liquids and crude oil through more than 8,000 miles of pipelines.

•	Largest transporter of CO2 in the United States, transporting 1.3 billion cubic feet per day. Carbon dioxide is used in enhanced oil recovery projects.

•	Second largest oil producer in Texas, producing over 50,000 barrels per day.

•
Largest independent terminal owner/operator in the United States. Liquids terminals have capacity of 107 million barrels and store refined petroleum products, ethanol and more. Dry bulk terminals are expected to handle over 100 million tons of materials in 2011, including products like coal.

•	Only oil sands pipeline serving the West Coast. The Trans Mountain pipeline system transports 300,000 barrels of crude oil per day to Vancouver, B.C., and Washington state.

The transaction has been approved by each company’s board of directors. We have firm commitments for the full amount of cash required for the transaction from a syndicate of banks. Prior to closing, the transaction will require approval of both KMI and EP shareholders. The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

KMI’s Initial Public Offering

On February 16, 2011, we completed a $3.3 billion initial public offering of 109,786,590 shares of our common stock, which included the exercise of underwriters’ options to purchase an additional 14,319,990 shares. All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with

Kinder Morgan, Inc. Form 10-Q

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

Our assets that generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in Kinder Morgan Energy Partners, L.P. (KMP), approximately 11% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC. Approximately 98% of the distributions we received from our subsidiaries for the nine months ended September 30, 2011 were attributable to KMP.

Description of Business

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

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future. Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of our business portfolio (including the Kinder Morgan Canada–KMP business segment, the Canadian portion of the Cochin Pipeline, and bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S—Canadian dollar exchange rates. To help understand our reported operating results, all of the following references to “foreign currency effects” or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar. The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

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

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity. Similarly, in the Texas Intrastate Pipeline business, we have long-term transport and sales requirements with minimum volume payment obligations which secure approximately 75% of our sales and transport margins in that business. Therefore, where we have long-term contracts, we are not exposed to short-term changes in commodity supply or demand. However, as contracts expire, we do have exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2010, the remaining average contract life of KMP’s natural gas transportation contracts (including its intrastate pipelines) was approximately nine years.

Kinder Morgan, Inc. Form 10-Q

The CO2 sales and transportation business primarily has contracts with minimum volume requirements, which as of December 31, 2010, had a remaining average contract life of 4.7 years. Carbon dioxide sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Older contracts have had a fixed price component and a variable price component typically tied to the price of crude oil.  More recent contracts have provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for contracts making deliveries in 2011, and utilizing the average oil price per barrel contained in our 2011 budget, approximately 76% of our contractual volumes are based on a fixed fee or floor price, and 24% fluctuates with the price of oil. In the long-term, our success in this business is driven by the demand for carbon dioxide. However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts. In the CO2–KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add. In that regard, our production during any period is an important measure. In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products. Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products. In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil. KMP’s realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $70.43 and $69.54 per barrel in the third quarter and first nine months of 2011, respectively, and $59.54 and $59.88 per barrel in the third quarter and first nine months of 2010, respectively.  Had KMP not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $87.73 and $92.71 per barrel in the third quarter and first nine months of 2011, respectively, and $73.74 and $75.12 per barrel in the third quarter and first nine months of 2010, respectively.

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

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its ability to successfully complete acquisitions and expansions. We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it currently estimates spending approximately $2.4 billion for its 2011 capital expansion program, including acquisitions and investment contributions (effective July 1, 2011, it acquired the remaining 50% interest in KinderHawk Field Services LLC that it did not already own and a 25% interest in EagleHawk Field Services LLC for an aggregate consideration of $912.1 million).  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

Kinder Morgan, Inc. Form 10-Q

KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control. Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

In addition, KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions. As a master limited partnership, KMP distributes all of its available cash and it accesses capital markets to fund acquisitions and asset expansions. Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required. For a further discussion of our liquidity, including KMP’s public debt and equity offerings in the first nine months of 2011; please see “—Financial Condition” below.

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

As presented in the table at the end of this section, for the three and nine months ended September 30, 2011, we had cash available to pay distributions of $186.9 million and $592.2 million, respectively. In 2011, we expect to meet or exceed our $820 million budget for cash available to pay dividends. As discussed below, our dividend for the first quarter of 2011 (paid on May 16, 2011) was prorated for the time we have been public. Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011. As of September 30, 2011, investor retained stock was convertible into a fixed aggregate of 596,102,672 shares of our common stock, which represent 84.2% of our common stock on a fully-converted basis. Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock reduces on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully converted basis is the same before and after the conversion of our investor retained stock.

Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds. During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy. There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors. Distributions we receive from KMP are our most significant source of our cash available to pay dividends (including the value of additional KMR shares we receive on the approximately 13.8 million shares we own). We intend periodically to sell the KMR shares we receive as distributions to generate cash.

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

On August 15, 2011, we paid a dividend of $0.30 per share for the second quarter of 2011 to shareholders of record as of August 1, 2011.

On October 16, 2011, our board of directors declared a dividend of $0.30 per share ($1.20 annualized) for the third quarter of 2011 payable on November 15, 2011, to shareholders of record as of October 31, 2011.

Cash Available to Pay Dividends
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
KMP distributions to us
From ownership of general partner interest(a)(b)	$303.5	$97.6	$878.5	$607.4
On KMP units owned by us(c)	25.0	23.5	74.2	69.5
On KMR shares owned by us(d)	15.6	13.8	45.6	39.9
Total KMP distributions to us	344.1	134.9	998.3	716.8
NGPL PipeCo LLC’s distributions to us	9.8	18.2	19.7	34.7

Total distributions received	353.9	153.1	1,018.0	751.5
General and administrative expenses and sustaining capital expenditures	(2.5)	0.9	(7.7)	1.7
Interest expense	(79.8)	(74.6)	(160.7)	(153.0)

Cash available to pay dividends before cash taxes	271.6	79.4	849.6	600.2
Cash taxes(e)	(84.7)	(18.1)	(257.4)	(169.2)

Cash available to pay dividends(f)	$186.9	$61.3	$592.2	$431.0
____________
(a)
Based on (i) Kinder Morgan Energy Partners, L.P. (KMP) distributions of $1.15 and $3.42 per common unit paid in the three and nine months ended September 30, 2011, respectively, and distributions of $1.09 and $3.21 per common unit paid in the three and nine months ended September 30, 2010, respectively (versus the $1.16 and $3.45 per common unit declared for the three and nine months ended September 30, 2011, respectively, and distributions of $1.11 and $3.27 per common unit declared in the three and nine months ended September 30, 2010, respectively); (ii) 316.2 million and 298.2 million aggregate common units, Class B units and i-units outstanding as of January 31, 2011 and January 29, 2010, respectively; (iii) 318.9 million and 299.7 million aggregate common units, Class B units and i-units outstanding as of April 29, 2011 and April 30, 2010, respectively; (iv) 329.7 million and 309.3 million aggregate common units, Class B units and i-units outstanding as of July 29, 2011 and July 30, 2010, respectively; and (v) with respect to the 7.9 million common units issued during 2010 that were deemed by us to be issued in connection with financing a portion of the acquisition of KMP’s initial 50% interest in the KinderHawk joint venture, we as general partner have waived receipt of its related incentive distributions from the second quarter 2010 through 2011.

(b)
Includes $170 million negative impact in the third quarter 2010 of a KMP distribution of cash from an interim capital transaction. As a result of the distribution of cash from an interim capital transaction, the amount actually distributed to the general partner in the third quarter of 2010 was $170 million lower than it otherwise would have been had all distributions been cash from operations.

(c)	Based on 21.7 million KMP units owned by us multiplied by the KMP per unit distribution paid, as outlined in footnote (a) above.
(d)
Assumes that we sold approximately 0.2 million and 0.7 million Kinder Morgan Management, LLC (KMR) shares that we received as distributions in the three and nine months ended September 30, 2011, respectively, and approximately 0.3 million and 0.7 million KMR shares that we received as distributions in the three and nine months ended September 30, 2010, respectively, at the price used to calculate the number of KMR shares received in the quarterly distributions. We did not sell any KMR shares in 2011 or 2010. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

Kinder Morgan, Inc. Form 10-Q

(e)	2010 amounts include approximately $61 million of tax benefits related to an interim capital transaction.
(f)
Includes approximately $109 million negative impact in the third quarter of 2010 of a KMP distribution of cash from an interim capital transaction. Excluding the effect of the distribution of cash from an interim capital transaction, 2010 projected cash available to pay dividends would have been approximately $170 million and $540 million, respectively, for the three and nine months ended September 30.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Income from continuing operations(a)	$84.6	$52.8	$367.4	$133.4
Depreciation, depletion and amortization(a)	287.8	261.7	807.6	813.7
Amortization of excess cost of equity investments(a)	1.8	1.4	4.9	4.3
(Earnings) loss from equity investments(a)	(71.0)	(57.2)	(214.7)	256.1
Distributions from equity investments	65.2	53.0	200.9	154.9
Distributions from equity investments in excess of cumulative earnings	53.9	78.0	185.0	187.9
KMP certain items(b)	231.8	18.8	479.5	176.3
KMI purchase accounting(c)	(2.0)	(12.4)	(8.0)	(29.5)
Going Private Transaction litigation settlement(d)	-	200.0	-	200.0
Interim capital transaction(e)	-	(166.6)	-	(166.6)
Difference between cash and book taxes	(21.3)	7.7	(29.2)	(204.7)
Difference between cash and book interest expense for KMI	(38.7)	(35.2)	(36.5)	(36.2)
Sustaining capital expenditures(f)	(55.0)	(40.7)	(140.8)	(121.8)
KMP declared distribution on its limited partner units owned by the public(g)	(345.1)	(308.9)	(1,007.4)	(892.8)
Other(h)	(5.1)	8.9	(16.5)	(44.0)
Cash available to pay dividends	$186.9	$61.3	$592.2	$431.0
____________

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. Three months 2011 includes $167.2 million non-cash loss on remeasurement of KMP’s previously held equity interest in KinderHawk to fair value and $69.3 million increase in expense primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included here relate to periods prior to 2011). Nine months 2011 includes (i) $167.2 million non-cash loss on KMP’s previously held equity interest in KinderHawk discussed above, (ii) $234.3 million increase in expense primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations and (iii) KMP’s portion ($87.1 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with U.S. generally accepted accounting principles. However, KMP has no obligation, nor did it pay any amounts in respect to such bonuses. The cost of the $100 million special bonus to non-senior employees was not borne by our Class P shareholders. In May of 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(c)	Consists of non-cash purchase accounting adjustments related to the Going Private Transaction primarily associated with non-cash income recognized from the revaluation of KMP’s crude hedges.
(d)	Includes a $200 million (pre-tax) Going Private Transaction litigation settlement.
(e)
Includes an interim capital transaction (ICT Distribution) wherein a portion of KMP’s partnership distributions for the second quarter of 2010 (which it paid in the third quarter of 2010) was a distribution of cash from an ICT Distribution rather than a distribution of cash from operations. The difference between the $166.6 million pre-tax amount shown here and the $170 million pre-tax amount discussed in note (e) to the Cash Available to Pay Dividends table above is due to differences between the earnings impact and the cash impact of the interim capital transaction.  The difference is reflected in this table in “Other.” See Note 11 to our consolidated financial statements included elsewhere in this report.

(f)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.

(g)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(h)
Consists of items such as timing and other differences between earnings and cash (for example, a lag between when earnings are recognized and distributions are paid, including distributions to us by KMP), the elimination of any earnings from our formerly owned Power segment, KMI certain items, including, for the nine months 2011, KMI’s portion ($12.9 million) of the special bonus described in footnote (b) above, and KMP’s cash flow in excess of its distributions.

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

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2011. Our goodwill impairment analysis performed on that date did not result in an impairment charge, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets. For more information on our goodwill impairment analysis, see Note 3 “Intangibles—Goodwill” to our consolidated financial statements included elsewhere in this report.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in our 2010 Form 10-K. There have not been any significant changes in these policies and estimates during the nine months ended September 30, 2011.

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

Kinder Morgan, Inc. Form 10-Q

Results of Operations

Consolidated

	Three Months Ended September 30,
	2011	2010	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$102.7	$167.4	$(64.7)	(39	) %
Natural Gas Pipelines–KMP(c)	80.5	187.1	(106.6)	(57	) %
CO2–KMP(d)	299.2	234.6	64.6	28%
Terminals–KMP(e)	177.9	159.2	18.7	12%
Kinder Morgan Canada–KMP	48.5	44.0	4.5	10%
NGPL PipeCo LLC	1.7	6.2	(4.5)	(73	) %
Power(f)	-	1.4	(1.4)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	710.5	799.9	(89.4)	(11	) %

Depreciation, depletion and amortization expense	(287.8)	(261.7)	(26.1)	(10	) %
Amortization of excess cost of equity investments	(1.8)	(1.4)	(0.4)	(29	) %
NGPL PipeCo LLC fee revenue(g)	6.6	11.8	(5.2)	(44	) %
General and administrative expense(h)	(109.1)	(308.2)	199.1	65%
Unallocable interest and other, net(i)	(174.1)	(173.7)	(0.4)	-%
Income from continuing operations before income taxes	144.3	66.7	77.6	116%
Unallocable income tax expense(a)	(59.7)	(13.9)	(45.8)	(329	) %
Income from continuing operations	84.6	52.8	31.8	60%
Loss from discontinued operations, net of tax	(0.4)	(0.2)	(0.2)	(100)
Net income	84.2	52.6	31.6	60%
Net (income) loss attributable to noncontrolling interests	67.3	(42.0)	109.3	260%
Net income attributable to Kinder Morgan, Inc.	$151.5	$10.6	$140.9	1,329%

	Nine Months Ended September 30,
	2011	2010	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(j)	$303.5	$331.8	$(28.3)	(9	) %
Natural Gas Pipelines–KMP(k)	483.7	592.3	(108.6)	(18	) %
CO2–KMP(l)	836.5	763.9	72.6	10%
Terminals–KMP(m)	522.1	474.5	47.6	10%
Kinder Morgan Canada–KMP(n)	150.0	132.9	17.1	13%
NGPL PipeCo LLC(o)	12.3	(405.0)	417.3	103%
Power(f)	-	3.8	(3.8)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	2,308.1	1,894.2	413.9	22%

Depreciation, depletion and amortization expense	(807.6)	(813.7)	6.1	1%
Amortization of excess cost of equity investments	(4.9)	(4.3)	(0.6)	(14	) %
NGPL PipeCo LLC fee revenue(g)	26.1	35.4	(9.3)	(26	) %
Other revenues	1.1	1.5	(0.4)	(27	) %
General and administrative expense(p)	(399.2)	(528.7)	129.5	24%
Unallocable interest and other, net(q)	(521.5)	(492.6)	(28.9)	(6	) %
Income from continuing operations before income taxes	602.1	91.8	510.3	556%
Unallocable income tax (expense) benefit(a)	(234.7)	41.6	(276.3)	(664	) %
Income from continuing operations	367.4	133.4	234.0	175%
Loss from discontinued operations, net of tax	(0.5)	(0.4)	(0.1)	(25	) %
Net income	366.9	133.0	233.9	176%
Net (income) loss attributable to noncontrolling interests	71.7	(237.3)	309.0	130%
Net income (loss) attributable to Kinder Morgan, Inc.(r)	$438.6	$(104.3)	$542.9	521%
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income). Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes. Segment earnings include KMP’s allocable income tax expense of $6.8 million and $6.7 million, respectively, for the three months ended September 30, 2011 and 2010, respectively, and income tax expense of $15.5 million and $12.5 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)
2011 amount includes a $69.3 million increase in expense primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included in the $69.3 million related to periods prior to 2011), and a $5.6 million increase in expense associated with environmental liability adjustments.  2010 amount includes a $2.5 million increase in expense associated with environmental liability adjustments, and a $1.9 million increase in property environmental expense related to the retirement of the Gaffey Street, California land.  2011 and 2010 amounts also include a $0.3 million decrease in income and a $0.3 million increase in income, respectively, from unrealized foreign currency gains and losses on long-term debt transactions. Also 2010 amount includes a $0.1 million decrease in segment earnings related to property disposal losses which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value.  2010 amount includes a $1.6 million decrease in income from unrealized losses on derivative contracts used to hedge forecasted natural gas sales.  Also, 2011 and 2010 amounts include decreases in segment earnings of $0.3 million and $0.2 million, respectively, related to assets sold which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)
2011 and 2010 amounts include an $8.5 million increase in income and a $7.9 million decrease in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings of $4.4 million and $13.1 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(e)
2011 amount includes (i) a $1.2 million increase in expense from casualty insurance deductibles; (ii) a combined $0.5 million decrease in income from property write-offs and expenses associated with the dissolution of KMP’s partnership interest in Globalplex Handling; (iii) a $0.2 million decrease in income from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; and (iv) a $1.3 million increase in income from the sale of KMP’s ownership interest in Arrow Terminals B.V.  2010 amount includes a $5.0 million increase in expense from casualty insurance deductibles, and a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition. Also, 2011 amount includes decreases in segment earnings of $1.9 related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(f)	On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment.
(g)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.
(h)
2011 amount includes (i) a $0.2 million increase in unallocated payroll tax expense related to KMP’s portion ($87.1 million) of the special bonus discussed in item (i) of footnote (p) below; (ii) a $0.1 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; and (iii) a $0.3 million increase in expense for certain legal expenses associated with business acquisitions. Also 2011 amount includes (i) a $2.8 million increase in expense related to non-cash compensation expense and (ii) a $0.1 million increase in Going Private transaction litigation expense. 2011 and 2010 amounts also include increases in expense of $0.1 million and $1.1 million, respectively, for certain asset and business acquisition costs. 2010 amount includes (i) $200 million (pre-tax) Going Private transaction litigation settlement; (ii) a $3.9 million increase in expense related to non-cash compensation; and (iii) a $3.6 million increase in legal expense associated with Going Private transaction and litigation fees.

(i)	2011 and 2010 amounts include increases in imputed interest expense of $0.1 million and $0.2 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(j)
2011 amount includes (i) a $234.3 million increase in expense primarily associated with adjustments to rate case reserve and rights-of-way lease payment obligations; (ii) a $5.6 million increase in expense associated with environmental liability adjustments; (iii) a $10.8 million increase in income from the sale of a portion of the Gaffey Street, California land; and (iv) a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.  2010 amount includes (i) a $158.0 million increase in expense associated with rate case liability adjustments; (ii) a $17.4 million decrease in income associated with combined property environmental expenses and disposal losses related to the demolition of physical assets in preparation for the sale of the Gaffey Street, California land; and (iii) a $2.5 million increase in expense associated with environmental liability adjustments.  2011 and 2010 amounts include a $0.1 million decrease in income and a $0.4 million increase in income, respectively, from unrealized foreign currency gains and losses on long-term debt transactions. Also 2011 and 2010 amounts include decreases in segment earnings of $0.4 million and $7.3 million, respectively, related to property disposal losses which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(k)
2011 amount includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value, and a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2010 amount includes a $0.8 million decrease in income from unrealized losses on derivative contracts used to hedge forecasted natural gas sales, and a $0.4 million increase in income from certain measurement period adjustments related to

KMP’s October 1, 2009 natural gas treating business acquisition. Also, 2011 and 2010 amounts include decreases in segment earnings of $1.0 million and $0.7 million, respectively, related to assets sold which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting. 2010 amount includes a $0.1 million increase in segment earnings resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(l)
2011 and 2010 amounts include increases in income of $10.4 million and $5.4 million, respectively, from unrealized gains on derivative contracts used to hedge forecasted crude oil sales. Also, 2011 and 2010 amounts include increases in segment earnings of $13.3 million and $39.8 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(m)
2011 amount includes (i) a $4.7 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (iii) a $2.2 million increase in income associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.; (iv) a $2.0 million increase in income from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; (v) a $1.3 million increase in income from the sale of KMP’s ownership interest in Arrow Terminals B.V.; (vi) a $4.4 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (vii) a $1.2 million increase in expense associated with environmental liability adjustments; (viii) a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal;  and (ix) a combined $0.5 million decrease in income from property write-offs and expenses associated with the dissolution of KMP’s partnership interest in Globalplex Handling. 2010 amount includes (i) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition; (iii) a $5.0 million increase in expense from casualty insurance deductibles; and (iv) a $0.6 million increase in expense related to storm and flood clean-up and repair activities. Also, 2011 and 2010 amounts include decreases in segment earnings of $2.4 million and $0.7 million, respectively, related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(n)	2011 amount includes a $2.2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(o)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.
(p)
2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees. The cost of this bonus was not borne by our Class P shareholders. KMI paid for these bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders; (ii) a $1.2 million increase in unallocated payroll tax expense related to KMP’s portion ($87.1 million) of the special bonus discussed preceding; (iii) a $1.2 million increase in expense for certain asset and business acquisition costs; (iv) a $0.3 million increase in expense for certain legal expenses associated with business acquisitions; and (v) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season. Also, 2011 amount includes (i) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement; (ii) a $11.1 million increase of expense associated with our initial public offering; (iii) a $3.6 million increase in expense related to non-cash compensation expense; (iv) a $0.8 million increase in Going Private transaction litigation expense; and (v) a $0.2 million increase in expense for services associated with our postretirement employee benefits. 2010 amount includes (i) a $200 million (pre-tax) Going Private transaction litigation settlement; (ii) a $3.5 million increase in expense for certain asset and business acquisition costs; (iii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; and (iv) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season. Also, 2010 amount includes (i) a $6.2 million increase in legal expense associated with Going Private transaction and litigation fees; (ii) a $4.8 million increase in expense related to non-cash compensation expense; and (iii) a $1.5 million reduction in expense associated with an insurance reimbursement.

(q)	2011 and 2010 amounts include increases in imputed interest expense of $0.5 million and $0.8 million, respectively, related to KMP’s January 1, 2007 Cochin Pipeline acquisition.
(r)
2010 amounts include a reduction of approximately $107 million (after-tax) due to a KMP interim capital transaction.  See Note 11 of our consolidated financial statements included elsewhere in this report.

Net income attributable to Kinder Morgan, Inc. totaled $151.5 million for the third quarter of 2011 as compared to a $10.6 million in the third quarter of 2010. Our total revenues for the comparative periods were $2,206.0 million and $2,088.2 million, respectively.  Net income attributable to Kinder Morgan, Inc. for the three months ended September 30, 2010 was negatively impacted by $128.0 million (after-tax) Going Private transaction litigation settlement.

For the first nine months of 2011 our net income attributable to Kinder Morgan, Inc. totaled $438.6 million as compared to our net loss attributable to Kinder Morgan, Inc. of $104.3 million in the first nine months of 2010. Our total revenues for the comparative periods were $6,247.6 million and $6,236.7 million, respectively. Net income attributable to Kinder Morgan, Inc. for the nine months ended September 30, 2010 was negatively impacted by (i) $128 million (after-

Kinder Morgan, Inc. Form 10-Q

tax) Going Private transaction litigation settlement discussed preceding, (ii) $107 million (after-tax) from a reduction to the incentive distribution we received from KMP in 2010 and (iii) by approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

Compared to the third quarter of 2010, total segment earnings before depreciation, depletion and amortization decreased $89.4 million (11%) in the third quarter of 2011; however, this overall decrease in earnings included a $226.7 million decrease in earnings from the effect of the certain items described in the footnotes to the tables above (which combined to decrease total segment EBDA by $232.3 million in the third quarter of 2011 and to decrease total segment EBDA by $5.6 million in the third quarter of 2010).  The primary items described in the footnotes to the table above contributing to the $226.7 million decrease in total segment EBDA for 2011 were (i) a $167.2 million (pre-tax) loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value in 2011and (ii) a $69.3 million increase of expense primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. The remaining $137.3 million (17%) increase in quarterly segment earnings before depreciation, depletion and amortization included higher earnings in 2011 from all five of KMP’s reportable segments, mainly due to increases attributable to the Natural Gas Pipelines-KMP and CO2-KMP business segments.

For the comparable nine month periods, total segment earnings before depreciation, depletion and amortization expenses increased $413.9 million (22%) in 2011; however, this overall increase in earnings included an increase of $193.9 million from the effect of the certain items described in the footnotes to the table above (which combined to decrease total segment EBDA by $376.1 million in the first nine months of 2011 and to decrease total segment EBDA by $570.0 million in the first nine months of 2010). The primary item described in the footnotes to the table above contributing to the $193.9 million increase in total segment EBDA for 2011 was a $430 million (pre-tax) non-cash impairment charge of our investment in NGPL PipeCo LLC in 2010; offset by (i) a $167.2 million (pre-tax) loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value in 2011and (ii) a $76.3 million net increase of expense primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations. The remaining $220.0 million (9%) increase in quarterly segment earnings before depreciation, depletion and amortization resulted from better performance from all five of the KMP’s reportable business segments, mainly due to increases attributable to the CO2-KMP, Natural Gas Pipelines-KMP and Terminals-KMP business segments, partially offset by a decrease in earnings from our NGPL PipeCo LLC business segment.

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$241.6	$227.7	$694.6	$661.5
Operating expenses(a)	(146.8)	(67.8)	(425.8)	(341.7)
Other income (expense)(b)	(0.2)	(0.2)	10.0	(11.3)
Earnings from equity investments	9.3	4.9	23.9	15.5
Interest income and Other, net(c)	0.4	2.1	3.9	6.0
Income tax (expense) benefit(d)	(1.6)	0.7	(3.1)	1.8
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$102.7	$167.4	$303.5	$331.8

Gasoline (MMBbl)(e)	101.7	102.2	297.2	299.4
Diesel fuel (MMBbl)	37.2	38.4	110.7	109.5
Jet fuel (MMBbl)	28.1	27.1	82.9	78.1
Total refined product volumes (MMBbl)	167.0	167.7	490.8	487.0
Natural gas liquids (MMBbl)	7.6	6.7	19.8	18.3
Total delivery volumes (MMBbl)(f)	174.6	174.4	510.6	505.3
Ethanol (MMBbl)(g)	8.0	7.6	23.0	22.4
____________
(a)
Three and nine month 2011 amounts include increases in expense of $69.3 million and $234.3 million, respectively, primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations, and a $5.6 million increase in expense associated with environmental liability adjustments.  Three and nine month 2010 amounts include increases in expense of $2.5 million associated with environmental liability adjustments, and increases in expense of $1.9 million and $13.5 million, respectively, associated with environmental clean-up expenses and the demolition of physical assets in preparation for the sale of the Gaffey Street, California land.  Nine month 2010 amount also includes a $158.0 million increase in expense associated with rate case liability adjustments.

(b)	Nine month 2011 amount includes a $10.8 million increase in income from the sale of a portion of KMP’s Gaffey Street, California land. Nine month 2010 amount includes property disposal losses of $3.9 million related to the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land. Also, nine month 2011 amount includes decrease in segment earnings of $0.4 million; and three and nine month 2010 amounts include a $0.1 million and $7.3 million, respectively, decrease in segment earnings all related to property disposal losses, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)
Three and nine month 2011 amounts include decreases in income of $0.3 million and $0.1 million, respectively, and three and nine month 2010 amounts include increases in income of $0.3 million and $0.4 million, respectively, all resulting from unrealized foreign currency gains and losses on long-term debt transactions.

(d)	Nine month 2011 amount includes a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(e)	Volumes include ethanol pipeline volumes.
(f)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Combined, the certain items described in the footnotes to the table above accounted for decreases in segment earnings before depreciation, depletion and amortization expenses of $71.0 million in the third quarter of 2011, and $44.7 million in the first nine months of 2011, when compared to the same two periods of 2010.  Following is information, for each of the comparable three and nine month periods of 2011 and 2010, related to the segment’s (i) remaining $6.3 million (4%) and $16.4 million (3%) increases in earnings before depreciation, depletion and amortization and (ii) $13.9 million (6%) and $33.1 million (5%) increases in operating revenues:

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$8.0	77%		$14.2	108%
Plantation Pipeline	3.4	31%		0.4	7%
Southeast Terminals	2.5	18%		4.8	24%
West Coast Terminals	1.9	10%		1.9	7%
Central Florida Pipeline	0.5	4%		(0.8)	(5	) %
Pacific operations	(8.5)	(11	) %	(4.2)	(4	) %
Calnev Pipeline	(0.6)	(4	) %	-	-%
All others (including eliminations)	(0.9)	(9	) %	(2.4)	(17	) %
Total Products Pipelines–KMP	$6.3	4%		$13.9	6%
____________

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$18.1	77%		$26.1	79%
Plantation Pipeline	6.7	20%		0.7	5%
West Coast Terminals	5.8	10%		8.0	11%
Southeast Terminals	0.5	1%		8.3	12%
Pacific operations	(4.1)	(2	) %	(3.4)	(1	) %
Central Florida Pipeline	(3.9)	(9	) %	(1.6)	(3	) %
Calnev Pipeline	(3.8)	(9	) %	(3.2)	(6	) %
All others (including eliminations)	(2.9)	(9	) %	(1.8)	(5	) %
Total Products Pipelines–KMP	$16.4	3%		$33.1	5%

The primary increases and decreases in the Products Pipelines–KMP business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2011 and 2010 included the following:

▪
increases of $8.0 million (77%) and $18.1 million (77%), respectively, due to higher earnings from the Cochin natural gas liquids pipeline system.  The earnings increases were driven by system-wide increases in throughput volumes of 53% and 48%, respectively, due to increased demand for both terminal and storage deliveries on the

Kinder Morgan, Inc. Form 10-Q

pipeline’s West leg (U.S.), higher customer demand on the pipeline’s East leg (Canadian), and for the comparable nine month periods, to the exercise of a certain shipper incentive tariff offered in the first quarter of 2011;

▪
increases of $3.4 million (31%) and $6.7 million (20%), respectively, from KMP’s 51%-owned Plantation pipeline system.  Plantation benefitted from higher oil loss allowance revenues and higher mainline transportation revenues, and for the comparable nine month periods, the absence of an expense from the write-off of an uncollectible receivable in the first quarter of 2010;

▪
increases of $2.5 million (18%) and $0.5 million (1%), respectively, from the Southeast terminal operations.  The increases were due to strong third quarter 2011 results, driven by higher product inventory gains and higher revenues from ethanol and other blending services, relative to the third quarter of 2010;

▪
increases of $1.9 million (10%) and $5.8 million (10%), respectively, from the West Coast terminal operations.  The increases in terminal earnings were mainly due to the completion of various terminal expansion projects that increased liquids tank capacity since the end of the third quarter of 2010 and to higher rates on existing storage;

▪
an increase of $0.5 million (4%) and a decrease of $3.9 million (9%), respectively, from the Central Florida Pipeline.  Earnings from the Central Florida pipeline system were flat across both comparable quarterly periods, but decreased in the comparable nine month periods largely due to a 12% drop in pipeline delivery volumes, due primarily to weaker demand and to the incremental business of a competing terminal in Florida;

▪
decreases of $8.5 million (11%) and $4.1 million (2%), respectively, from the Pacific operations.  The decrease in earnings for the comparable third quarter periods was largely due to a $7.6 million increase in operating expense related to an adverse tentative court decision on the amount of 2011 rights-of-way lease payment obligations.  The decrease in earnings for the comparable nine month periods was primarily due to a drop in mainline delivery revenues, partially offset by an increase in fee-based terminal revenues.  The decrease in delivery revenues was primarily due to lower average tariffs, due both to lower rates on the system’s East Line deliveries as a result of rate case settlements since the end of the third quarter of 2010 and to lower military tenders.  The increase in terminal revenues was largely attributable to a 12% increase in ethanol handling volumes;

▪
decreases of $0.6 million (4%) and $3.8 million (9%), respectively, from the Calnev Pipeline.  Earnings from Calnev were essentially unchanged across the comparable three month periods, but decreased across the comparable nine month periods due largely to a 21% drop in ethanol handling volumes in the first nine months of 2011, due both to lower deliveries to the Las Vegas market, and to incremental ethanol blending services offered by a competing terminal.

Natural Gas Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues(a)	$1,176.4	$1,147.6	$3,240.1	$3,414.0
Operating expenses(b)	(981.8)	(1,001.8)	(2,744.9)	(2,938.0)
Other expense(c)	(0.3)	(0.2)	(1.0)	(0.7)
Earnings from equity investments(d)	50.8	42.0	154.6	115.9
Interest income and Other, net	(164.1)	0.6	(161.7)	2.9
Income tax expense	(0.5)	(1.1)	(3.4)	(1.8)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$80.5	$187.1	$483.7	$592.3

Natural gas transport volumes (Bcf)(e)	738.5	658.6	2,167.5	1,925.6
Natural gas sales volumes (Bcf)(f)	215.1	214.1	598.7	602.1
____________
(a)	Nine month 2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.
(b)
Nine month 2011 amounts include a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011. Three and nine month 2010 amounts include unrealized losses of $1.6 million and $0.8 million, respectively, on derivative contracts used to hedge forecasted natural gas sales. Also, nine month 2010 amount includes an increase in segment earnings of $0.1 million resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and nine month 2011 and 2010 amounts represent decreases in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(d)	Three and nine month 2011 amounts include a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value.
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

Combined, the certain items described in the footnotes to the table above accounted for (i) a $165.7 million decrease in segment earnings before depreciation, depletion and amortization expenses in the third quarter of 2011; (ii) a $176.9 million decrease in earnings before depreciation, depletion and amortization in the first nine months of 2011; and (iii) a $0.4 million decrease in revenues in the first nine months of 2011, when compared to the same periods of 2010.  Following is information for each of the comparable three and nine month periods of 2011 and 2010, related to the segment’s (i) remaining $59.1 million (31%) and $68.3 million (12%) increases in earnings before depreciation, depletion and amortization and (ii) $28.8 million (3%) increase and remaining $173.5 million (5%) decrease in operating revenues:

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$40.2	n/a	$49.3	n/a
Texas Intrastate Natural Gas Pipeline Group	6.7	10%	(15.5)	(2)%
Fayetteville Express Pipeline(b)	6.1	n/a	n/a	n/a
Kinder Morgan Interstate Gas Transmission	3.1	13%	(6.9)	(13)%
Midcontinent Express Pipeline(b)	2.8	35%	n/a	n/a
Casper and Douglas Natural Gas Processing	1.7	40%	5.3	23%
Rockies Express Pipeline(b)	0.6	3%	n/a	n/a
Trailblazer Pipeline	(2.0)	(19)%	(1.8)	(13)%
All others (including eliminations)	(0.1)	-	(1.6)	(3)%
Total Natural Gas Pipelines–KMP	$59.1	31%	$28.8	3%
____________

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$60.8	n/a	$49.3	n/a
Fayetteville Express Pipeline(b)	11.7	n/a	n/a	n/a
Midcontinent Express Pipeline(b)	10.3	49%	n/a	n/a
Casper and Douglas Natural Gas Processing	8.9	67%	18.8	25%
Texas Intrastate Natural Gas Pipeline Group	5.9	3%	(214.9)	(7)%
Kinder Morgan Interstate Gas Transmission	(12.6)	(16)%	(20.1)	(15)%
Trailblazer Pipeline	(8.0)	(24)%	(3.2)	(8)%
Rockies Express Pipeline(b)	(5.7)	(9)%	n/a	n/a
All others (including eliminations)	(3.0)	(2)%	(3.4)	(2)%
Total Natural Gas Pipelines–KMP	$68.3	12%	$(173.5)	(5)%

(a)	Equity investment until July 1, 2011. See Note (b).
(b)
Equity investment.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The primary increases and decreases in the Natural Gas Pipelines–KMP business segment’s earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2011 and 2010 included the following:

▪
increases of $40.2 million and $60.8 million, respectively, from incremental earnings from KMP’s now wholly-owned KinderHawk Field Services LLC.  KMP acquired an initial 50% ownership interest in KinderHawk on May 21, 2010 and we accounted for this investment under the equity method of accounting.  On July 1, 2011, KMP

Kinder Morgan, Inc. Form 10-Q

acquired the remaining 50% ownership interest in KinderHawk and we now account for KMP’s investment under the full consolidation method.  For more information about the July 2011 KinderHawk acquisition, see Note 2 “Acquisitions and Divestitures—Acquisitions— KinderHawk Field Services LLC and EagleHawk Field Services LLC” to our consolidated financial statements included elsewhere in this report;

▪
increases of $6.7 million (10%) and $5.9 million (3%), respectively, from the Texas intrastate natural gas pipeline group.  The increase in earnings for the comparable third quarter periods was due to  (i) higher earnings from natural gas processing activities (due largely to higher average natural gas liquids prices); (ii) a favorable settlement related to the natural gas drilling and gathering operations of GMX, the original owner and now remaining 60% owner of KMP’s 40%-owned Endeavor Gathering LLC; and (iii) higher natural gas transportation margins (due largely to an 18% increase in delivery volumes). The overall increase was partially offset, however, by lower margins from natural gas sales, mainly attributable to higher costs of natural gas supplies relative to sales price.  For the comparable nine month periods, the increase in earnings was primarily due to (i) higher margins from both natural gas storage and transportation services (due to favorable storage price spreads and a 12% increase in transportation volumes); (ii) higher earnings from natural gas processing activities; and (iii) incremental equity earnings from both Endeavor and KMP’s 50%-owned Eagle Ford Gathering LLC.  The overall increase was partially offset by lower natural gas sales margins and higher pipeline integrity expenses;

▪
increases of $6.1 million and $11.7 million, respectively, from incremental equity earnings from KMP’s 50% interest in the Fayetteville Express pipeline system.  The Fayetteville Express system began firm contract transportation service on January 1, 2011;

▪
an increase of $3.1 million (13%) and a decrease of $12.6 million (16%), respectively, from the Kinder Morgan Interstate Gas Transmission pipeline system.  The increase in earnings for the comparable three month periods was driven by higher margins on operational gas sales in the third quarter of 2011.  The decrease in earnings for the comparable nine month periods was driven by lower net fuel recoveries and lower transportation revenues, due both to a 14% drop in transportation volumes and to the regulatory settlement discussed in Note 11 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings— Kinder Morgan Interstate Gas Transmission LLC Section 5 Proceeding” to our consolidated financial statements included elsewhere in this report;

▪
increases of $2.8 million (35%) and $10.3 million (49%), respectively, from KMP’s 50% interest in the Midcontinent Express pipeline system.  The increases were driven by higher transportation revenues, and for the comparable nine month periods, by the June 2010 completion of an expansion project that increased the system’s Zone 1 transportation capacity from 1.5 billion to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 billion to 1.2 billion cubic feet per day;

▪
increases of $1.7 million (40%) and $8.9 million (67%), respectively, from the Casper Douglas gas processing operations, primarily attributable to both higher processing spreads and higher sales volumes.  The increases in sales volumes were due largely to increased drilling activity in the Douglas, Wyoming plant area;

▪
an increase of $0.6 million (3%) and a decrease of $5.7 million (9%), respectively, in equity earnings from KMP’s 50% ownership interest in the Rockies Express pipeline system.  For the comparable nine month periods, equity earnings decreased due primarily to higher interest expenses and higher operating expenses.  Rockies Express issued $1.7 billion aggregate principal amount of fixed rate senior notes in a private offering in March 2010 to secure permanent financing for the Rockies Express pipeline construction costs.  The increase in operating expenses was due in part to the write-off of certain transportation fuel recovery receivables pursuant to a contractual agreement.  The overall decrease in net income was partially offset by higher firm reservation fees in the first nine months of 2011, due in part to a portion of the Rockies Express-East pipeline segment being shutdown for 26 days in the first quarter of 2010 due to a pipeline girth weld failure that occurred in November 2009; and

▪
decreases of $2.0 million (19%) and $8.0 million (24%), respectively, from the Trailblazer pipeline system, mainly attributable to lower transportation base rates (as a result of rate case settlements since the end of the third quarter of 2010), lower backhaul transportation services, and for the comparable nine month periods, a $4.3 million increase in expense from the write-off of receivables for under-collected fuel (incremental to the $9.7 million increase in expense that is described in footnote (b) to the results of operations table above and which relates to periods prior to 2011).

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of

Kinder Morgan, Inc. Form 10-Q

sales) in the comparable three and nine month periods of 2011 and 2010 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs.  For the comparable third quarter periods of 2011 and 2010, the Texas intrastate natural gas pipeline group accounted for 85% and 88%, respectively, of the segment’s revenues, and 94% and 94%, respectively, of the segment’s operating expenses.  For the comparable nine month periods of both years, the intrastate group accounted for 87% and 89%, respectively, of total revenues, and 94% and 95%, respectively, of total segment operating expenses.

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues(a)	$376.3	$309.1	$1,076.0	$972.2
Operating expenses	(83.0)	(78.2)	(255.9)	(229.9)
Earnings from equity investments	6.2	4.7	17.8	17.7
Interest income and Other, net	0.9	-	2.0	1.9
Income tax (expense) benefit	(1.2)	(1.0)	(3.4)	2.0
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$299.2	$234.6	$836.5	$763.9

Southwest Colorado carbon dioxide production (gross) (Bcf/d)(b)	1.2	1.2	1.2	1.2
Southwest Colorado carbon dioxide production (net) (Bcf/d)(b)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	29.4	29.0	28.9	29.4
SACROC oil production (net)(MBbl/d)(d)	24.5	24.2	24.1	24.5
Yates oil production (gross)(MBbl/d)(c)	21.5	23.2	21.7	24.4
Yates oil production (net)(MBbl/d)(d)	9.5	10.3	9.6	10.8
Katz oil production (gross)(MBbl/d)(c)	0.5	0.3	0.3	0.3
Katz oil production (net)(MBbl/d)(d)	0.4	0.2	0.3	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(d)	8.4	10.0	8.4	9.9
Realized weighted average oil price per Bbl(e)	$70.43	$59.54	$69.54	$59.88
Realized weighted average natural gas liquids price per Bbl(f)	$68.86	$46.73	$65.53	$50.06
____________
(a)
Three and nine month 2011 amounts include unrealized gains of $8.5 million and $10.4 million, respectively, and three and nine month 2010 amounts include unrealized losses of $7.9 million and unrealized gains of $5.4 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales. Also, three and nine month 2011 amounts include increases in segment earnings of $4.4 million and $13.3 million, respectively, and three and nine month 2010 amounts include increases in segment earnings of $13.1 million and $39.8 million, respectively, primarily resulting from valuation adjustments related to derivative contracts in place at the time of the Going Private transaction and recorded in the application of the purchase method of accounting.

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

For the three and nine months ended September 30, 2011, the unrealized gains and losses, and valuation adjustments on derivative contracts used to hedge forecasted crude oil sales and described in footnote (a) to the table above affected both earnings before depreciation, depletion and amortization and revenues by (i) an increase of $7.7 million and (ii) a

Kinder Morgan, Inc. Form 10-Q

decrease of $21.5 million, respectively, when compared to the same periods of 2010.  For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2011 and 2010, in the segment’s remaining (i) $56.9 million (25%) and $94.1 million (13%) increases in earnings before depreciation, depletion and amortization and (ii) $59.6 million (20%) and $125.4 million (14%) increases in operating revenues:

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$46.0	28%	$47.8	20%
Sales and Transportation Activities	10.9	18%	15.7	22%
Intrasegment eliminations	-	-	(3.9)	(30	) %
Total CO2–KMP	$56.9	25%	$59.6	20%
____________

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$66.0	13%	$91.0	12%
Sales and Transportation Activities	28.1	14%	46.8	21%
Intrasegment eliminations	-	-	(12.4)	(32	) %
Total CO2–KMP	$94.1	13%	$125.4	14%

The segment’s oil and gas producing activities include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, and generally, earnings from these activities are closely aligned with realized price levels for crude oil and natural gas liquids products.  When compared to the same two periods of 2010, the increases in earnings in the three and nine month periods ended September 30, 2011 were mainly due to the following:

▪
increases of $33.2 million (17%) and $65.0 million (11%), respectively, in crude oil sales revenues—due to higher average realized sales prices for U.S. crude oil.  The realized weighted average price per barrel of crude oil increased 18% in the third quarter of 2011 and 16% in the first nine months of 2011, when compared to the same periods in 2010. The overall increases in crude oil sales revenues were partially offset, by small decreases in oil production volumes at the SACROC and Yates field units (volumes presented in the results of operations table above);

▪
increases of $10.1 million (23%) and $13.9 million (10%), respectively, in natural gas plant products sales revenues, due to increases of 47% and 31%, respectively, in the realized weighted average price per barrel of natural gas liquids.  The increases in revenues from higher realized sales prices were partially offset by decreases in liquids sales volumes of 16% and 15%, respectively.  The decreases in volumes were mainly related to the contractual reduction in KMP’s net interest in liquids production from the SACROC field (described following);

▪
increases of $4.6 million (118%) and $13.2 million (119%), respectively, in net profits interest revenues from KMP’s 28% net profits interest in the Snyder, Texas natural gas processing plant.  The increases in net profits interest revenues from the Snyder plant were driven by higher natural gas liquids prices in the first nine months of 2011, record producing volumes in the third quarter of 2011, and the favorable impact from the restructuring of certain liquids processing contracts that became effective at the beginning of 2011; and

▪
decreases of $2.7 million (3%) and $23.9 million (10%), respectively, due to higher combined operating expenses, driven primarily by higher carbon dioxide supply expenses that related to both initiating carbon dioxide injections into the Katz field and higher carbon dioxide prices.  The overall increases in expense were partially offset by a $14.0 million reduction in severance tax expense recognized in the third quarter of 2011.

The overall period-to-period increases in earnings from the segment’s sales and transportation activities were mainly due to the following:

▪
increases of $13.9 million (27%) and $37.4 million (24%), respectively, in carbon dioxide sales revenues, primarily due to higher average sales prices.  The segment’s average price received for all carbon dioxide sales in

Kinder Morgan, Inc. Form 10-Q

the third quarter and first nine months of 2011 increased 23% and 22%, respectively, due largely to the fact that a portion of its carbon dioxide sales contracts are indexed to oil prices.  Overall carbon dioxide sales volumes increased by 3% in the third quarter of 2011 and by 2% in the first nine months of 2011, versus the same prior year periods;

▪
increases of $1.9 million (10%) and $5.6 million (10%), respectively, in carbon dioxide and crude oil pipeline transportation revenues, due mainly to incremental transportation service on the Eastern Shelf carbon dioxide pipeline.  KMP completed construction of the pipeline in December 2010;

▪
decreases of $6.3 million (45%) and $14.6 million (35%), respectively, due to higher combined operating expenses.  The increases were driven by higher severance tax expenses and higher carbon dioxide supply expenses, both related to higher commodity prices in the first nine months of 2011;

▪	for the comparable nine month periods, an increase of $3.8 million (75%) in other revenues, due mainly to incremental earnings from third-party reimbursement and construction agreements; and

▪
for the comparable nine month periods, a $5.3 million (271%) decrease due to higher income tax expenses, resulting primarily from decreases in tax expense in the first nine months of 2010 due to the expensing of previously capitalized carbon dioxide costs.

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$328.1	$321.5	$980.3	$946.1
Operating expenses(a)	(155.5)	(163.7)	(479.6)	(480.3)
Other (expense) income(b)	(0.8)	(0.1))	2.1	9.7
Earnings from equity investments	2.9	0.7	7.8	1.3
Interest income and Other, net(c)	0.4	2.8	4.9	3.2
Income tax benefit (expense) (d)	2.8	(2.0)	6.6	(5.5)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$177.9	$159.2	$522.1	$474.5

Bulk transload tonnage (MMtons)(e)	26.6	24.1	75.5	71.4
Ethanol (MMBbl)	15.5	14.1	44.9	44.2
Liquids leaseable capacity (MMBbl)	59.5	58.2	59.5	58.2
Liquids utilization %	93.2%	96.2%	93.2%	96.2%
____________
(a)
Three and nine month 2011 amounts include (i) increases in expense of $1.2 million and $2.8 million, respectively, from casualty insurance deductibles and the repair of assets related to casualty losses; (ii) increases in expense of $0.1 million and $0.7 million, respectively, associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; and (iii) increases in expense of $0.1 million associated with the dissolution of KMP’s partnership interest in Globalplex Handling.  Nine month 2011 amount also includes a $1.2 million increase in expense associated with environmental liability adjustments, and a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal.  Three and nine month 2010 amounts include a $5.0 million increase in expense from casualty insurance deductibles, and a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition.  Nine month 2010 amount also includes a $0.6 million increase in expense related to storm and flood clean-up and repair activities.

(b)
Three and nine month 2011 amounts include (i) a $1.3 million increase in income from the sale of KMP’s ownership interest in Arrow Terminals B.V.; (ii) a $0.4 million decrease in income from property write-offs associated with the dissolution of the partnership interest in Globalplex Handling; and (iii) a $0.1 million decrease in income and a $0.8 million increase in income, respectively, from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009.  Nine month 2011 amount also includes a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal, and a $1.6 million decrease in income from the write-off of assets related to casualty losses.  Nine month 2010 amount includes a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal. Also, three and nine month 2011 amounts include decreases in segment earnings of $1.9 million and $2.4 million, respectively, and nine month 2010 amounts include a $0.7 million decrease in segment earnings, all related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Nine month 2011 amount includes a combined $3.6 million gain from the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.
(d)
Nine month 2011 amount includes (i) a $4.7 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $1.9 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP’s ownership interest in the boat fleeting business described in both footnotes (a) and (b) and in Note 3 to our consolidated financial statements in our 2010 Form 10-K; and (iii) a $1.4 million increase in expense related to the gain associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries described in footnote (c).

(e)	Volumes for acquired terminals are included for all periods.

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

Combined, the certain items described in the footnotes to the table above accounted for a $2.3 million and a $4.8 million increase in segment earnings before depreciation, depletion and amortization expense,  respectively, in the third quarter and the first nine months of 2011, when compared to the same two periods of 2010.

In addition, in both 2011 and 2010, KMP acquired certain terminal assets and businesses, and combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $3.9 million, equity earnings of $1.9 million and revenues of $2.8 million in the third quarter of 2011, and contributed incremental earnings before depreciation, depletion and amortization of $11.5 million, equity earnings of $5.7 million and revenues of $9.5 million in the first nine months of 2011. All of the incremental amounts from KMP’s acquisitions represent the earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2011, and do not include increases or decreases during the same months KMP owned the assets in 2010.  For more information about the terminal assets and operations KMP acquired in the first nine months of 2011, see Note 2 “Acquisitions and Divestitures—Acquisitions” to our consolidated financial statements included elsewhere in this report. For more information about KMP’s 2010 Terminal acquisitions, see Note 3 “Acquisitions and Divestitures—Acquisitions from Unrelated Entities” to our consolidated financial statements included in our 2010 Form 10-K.

Following is information, for the comparable three and nine month periods of 2011 and 2010, related to the remaining increases and decreases in the segment’s (i) earnings before depreciation, depletion and amortization expenses and (ii) operating revenues.  The changes represent increases and decreases in terminal results at various locations for all terminal operations owned during identical periods in both 2011 and 2010.

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$5.1	63%		$9.6	48%
Northeast	4.2	23%		2.6	8%
Gulf Bulk	3.5	19%		3.3	10%
Gulf Liquids	(2.6)	(6	) %	1.4	3%
Southeast	(0.2)	(1	) %	(0.3)	(1	) %
All others (including intrasegment eliminations and unallocated income tax expenses)	2.5	4%		(12.8)	(8	) %
Total Terminals–KMP	$12.5	8%		$3.8	1%
__________

Kinder Morgan, Inc. Form 10-Q

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$13.5	46%		$19.7	28%
Gulf Liquids	10.4	9%		18.6	12%
Northeast	4.3	7%		8.2	8%
Southeast	3.5	10%		2.1	3%
Gulf Bulk	(1.4)	(3	) %	3.4	3%
All others (including intrasegment eliminations and unallocated income tax expenses)	1.0	1%		(27.3)	(6	) %
Total Terminals–KMP	$31.3	7%		$24.7	3%

The increases in earnings from the terminals included in the Mid-Atlantic region were driven by increases in earnings of $3.1 million and $12.8 million, respectively, from the terminal located in Newport News, Virginia.  The earnings increases were driven by increases in coal transload volumes, consistent with the ongoing domestic economic recovery, growth in the export market due to greater foreign demand for both U.S. metallurgical and steam coal, and completed terminal expansions since the end of the third quarter of 2010.  Including all terminals, coal volumes handled increased by 23% in the third quarter of 2011, versus the third quarter last year. The overall quarter-to-quarter increase in earnings also included a $2.1 million increase from the Chesapeake Bay, Maryland bulk terminal, due to higher revenues from increased iron, steel slag, and petroleum coke volumes.

The increases in earnings from the Northeast terminals were driven by strong third quarter 2011 results from the three New York Harbor liquids terminals.  The increase was driven by completed liquids tank expansion projects since the end of the third quarter of 2010, higher transfer and storage rates, and a decrease in operating expenses that related primarily to lower dredging expenses.

Earnings from the Gulf Bulk terminals increased by $3.5 million (19%) in the third quarter of 2011, but decreased by $1.4 million (3%) in the first nine months of 2011, when compared to the same prior year periods.  The quarter-to-quarter increase was driven by higher petroleum coke volumes from the petroleum coke operations in the third quarter of 2011.  For the comparable nine month periods, the decrease in earnings was chiefly due to a drop in petroleum coke volumes, caused partly by refinery turnarounds in the first half of 2011, and partly to certain contract terminations.

Earnings from the Gulf Liquids terminals decreased by $2.6 million (6%) in the third quarter of 2011, but increased by $10.4 million (9%) in the first nine months of 2011, when compared to the same periods last year.  The quarter-to-quarter decrease in earnings was primarily due to a favorable customer settlement in July 2010.  For the comparable nine month periods, the increase was driven by new and renewed customer agreements at higher rates, and to the completion of terminal expansion projects since the end of the third quarter of 2010.  Including all terminals, KMP increased the liquids terminals’ leasable capacity by 1.3 million barrels (2.2%) since the end of the third quarter last year, via both terminal acquisitions and completed terminal expansion projects.

Earnings from the Southeast terminals were essentially flat across both third quarter periods, but increased $3.5 million (10%) across the comparable nine month periods.  The increases in earnings were driven by higher chemical revenues, increased salt handling, and higher storage fees.  We also benefited from both higher volumes and margins from tank blending services involving various agricultural products, and to a favorable claim settlement in the second quarter of 2011.

The remaining increases and decreases in the Terminals–KMP segment’s earnings and revenues—reported in the “All others” line in the two tables above—relate largely to terminal assets KMP sold (or contributed to joint ventures) and no longer consolidate since the end of the third quarter of 2010.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions, except operating statistics)
Revenues	$77.4	$67.5	$230.3	$197.9
Operating expenses	(26.4)	(23.6)	(76.8)	(66.8)
Earnings (losses) from equity investments	0.2	(1.3)	(1.6)	(1.5)
Interest income and Other, net	3.6	4.7	10.3	12.3
Income tax expense(a)	(6.3)	(3.3)	(12.2)	(9.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$48.5	$44.0	$150.0	$132.9

Transport volumes (MMBbl)(b)	25.6	27.2	75.2	79.3
__________
(a)	Nine month 2011 amounts include a $2.2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and KMP’s one-third ownership interest in the Express crude oil pipeline system.  The certain item relating to income tax savings described in footnote (a) to the table above increased earnings before depreciation, depletion and amortization by $2.2 million in the first nine months of 2011, when compared to the first nine months of 2010.  For each of the segment’s three primary businesses, following is information for each of the comparable three and nine month periods of 2011 and 2010, related to the segment’s (i) $4.5 million (10%) and remaining $14.9 million (11%) increases in earnings before depreciation, depletion and amortization and (ii) $9.9 million (15%) and $32.4 million (16%) increases in operating revenues:

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$3.5	9%		$9.8	15%
Jet Fuel Pipeline	(0.1)	(9	) %	0.1	6%
Express Pipeline(a)	1.1	54%		n/a	n/a
Total Kinder Morgan Canada–KMP	$4.5	10%		$9.9	15%
__________

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$14.7	12%		$32.1	17%
Jet Fuel Pipeline	0.3	10%		0.3	6%
Express Pipeline(a)	(0.1)	(1	) %	n/a	n/a
Total Kinder Morgan Canada–KMP	$14.9	11%		$32.4	16%

(a)	Equity investment. KMP records earnings under the equity method of accounting.

The overall increases in Trans Mountain’s earnings before depreciation, depletion and amortization expenses included increases of $1.4 million and $5.0 million, respectively, due to favorable currency impacts.

Trans Mountain’s remaining $2.1 million and $9.7 million period-to-period increases in earnings before depreciation, depletion and amortization were driven by higher operating revenues, primarily due to favorable impacts from a negotiated pipeline toll settlement agreement which became effective on January 1, 2011.  The one-year negotiated toll agreement was formally approved by the National Energy Board (Canada) on April 29, 2011, and replaced the previous

Kinder Morgan, Inc. Form 10-Q

mainline toll settlement agreement that expired on December 31, 2010.

The increase in earnings from KMP’s investment in the Express pipeline system for the comparable three month periods related to higher net income earned by Express in the third quarter of 2011, primarily due to increased domestic volume on the Express’ Platte Pipeline segment.

NGPL PipeCo LLC

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Earnings (loss) from equity investments(a)	$1.7	$6.2	$12.3	$(405.0)
____________
(a)	Nine month 2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 2 to our consolidated financial statements included elsewhere in this report.

The first nine months of 2010 includes a non-cash impairment charge of $430.0 million. Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the decrease of $4.5 million (73%) and the remaining decrease of $12.7 million (51%) in our equity earnings for the three and nine months ended September 30, 2011, when compared to the comparable periods of 2010.

For the three months ended September 30, 2011, NGPL PipeCo LLC’s net income decreased by $22.8 million (74%) from $30.7 million for 2010 to $7.9 million for 2011. Results for 2011, relative to 2010, were negatively impacted by (i) a $36.0 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales), primarily attributable to reduced net fuel collections and reduced transport and storage revenues resulting, in part, from the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 2 to our consolidated financial statements included elsewhere in this report) and (ii) a $5.2 million increase in other operating expenses due principally to increased expenses for pipeline integrity management programs, electric power, ad valorem taxes and depreciation, partially offset by reduced general and administrative expenses. These negative impacts were partially offset by a $19.2 million reduction in income tax expense due to the combined effects of lower pre-tax income and a reduction in the effective state income tax rate.

For the nine months ended September 30, 2011, NGPL PipeCo LLC’s net income before impairment charges decreased by $63.7 million (51%) from $124.8 million for 2010 to $61.1 million for 2011. Results for 2011, relative to 2010, were negatively impacted by (i) a $89.6 million reduction in gross margin, primarily attributable to the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding, as discussed above, and (ii) a $20.0 million increase in other operating expenses due principally to the same factors affecting third quarter results, as discussed above. These negative impacts were partially offset by a $50.1 million reduction in income tax expense due to the combined effects of lower pre-tax income and a reduction in the effective state income tax rate.

Kinder Morgan, Inc. Form 10-Q

Other

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
KMI general and administrative expense (a)(b)	$8.6	$214.6	$12.1	$240.6
KMP general and administrative expense(c)	100.5	93.6	387.1	288.1
Consolidated general and administrative expense	$109.1	$308.2	$399.2	$528.7

KMI interest expense, net of interest income	$42.3	$39.9	$126.9	$118.5
KMP interest expense, net of interest income(d)	127.1	129.0	378.2	357.4
Other, net(e)	4.7	4.8	16.4	16.7
Unallocable interest expense and other, net	$174.1	$173.7	$521.5	$492.6

KMR noncontrolling interests	$12.1	$(8.0)	$13.4	$(46.8)
KMP noncontrolling interests	54.8	(35.5)	56.9	(191.9)
Other noncontrolling interests	0.4	1.5	1.4	1.4
Net (income) loss attributable to noncontrolling interests	$67.3	$(42.0)	$71.7	$(237.3)
____________
(a)
Three month 2011 amount includes $0.1 million increase in Going Private transaction litigation expense. Nine month 2011 amount includes (i) $45.8 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) KMI’s portion ($12.9 million) of a $100 million special bonus to non-senior employees; (iii) $11.1 million of expense associated with our initial public offering; (iv) $0.8 million increase in expense related to non-cash compensation expense; (v) $0.8 million increase in Going Private transaction litigation expense; and (vi) $0.2 million increase in expense for services associated with our postretirement employee benefits. The cost of the $100 million special bonus was not borne by KMI’s Class P shareholders. In May of 2011, KMI paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders. See also footnote (c) below. Three month 2010 amount includes (i) increase in expense of $200 million associated with Going Private transaction litigation settlement; (ii) increase in Going Private transaction legal expense of $2.1 million; (iii) increase in legal expense of $1.5 million; and (iv) increase in expense of $0.2 million, related to non-cash compensation expense. Nine month 2010 amount includes (i) increase in expense of $200.0 million associated with Going Private transaction litigation settlement; (ii) increase in Going Private transaction legal expense of $4.7 million; (iii) increase in litigation expense of $1.5 million; (iv) $1.5 million reduction to expense associated with an insurance claim reimbursement; and (v) increase in expense of $1.2 million, related to non-cash compensation expense.

(b)
Three and nine month 2011 amounts include NGPL PipeCo LLC general and administrative reimbursement of $6.6 million and $26.1 million respectively, and three and nine month 2010 amounts include NGPL PipeCo LLC fee revenues of $11.8 million and $35.4 million, respectively. These amounts were recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income. Also, see Notes 9 and 11 to our consolidated financial statements included elsewhere in this report.

(c)
Three and nine month 2011 amounts include (i) increases in expense of $0.3 million for certain legal expenses associated with business acquisitions; (ii) increases in expense of $0.1 million and $1.2 million, respectively, for certain asset and business acquisition costs; (iii) a $0.2 million decrease in unallocated payroll tax expense and a $1.2 million increase in unallocated payroll tax expense, respectively, all related to the $87.1 million special non-cash bonus expense to non-senior management employees allocated by us to KMP in the first quarter of 2011 (however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense); and (iv) decreases in expense of $0.1 million and $0.2 million, respectively, related to capitalized overhead costs associated with the 2008 hurricane season.  Nine month 2011 amount also includes a combined $89.9 million increase in non-cash compensation expense (including $87.1 million related to a special non-cash bonus expense to non-senior management employees), allocated by us to KMP; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense. Three month 2010 amount includes $1.1 increase related to certain asset and business acquisition costs, and $1.0 million related to non-cash compensation expense.  Nine month 2010 amount includes (i) a $3.7 million increase related to non-cash compensation expense; (ii) a $1.6 million increase in legal expense associated with certain items such as legal settlements and pipeline failures; and (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season.

(d)
Three and nine month 2011 amounts include increases in imputed interest expense of $0.1 million and $0.5 million, respectively, and three and nine month 2010 amounts include increases in imputed interest expense of $0.2 million and $0.8 million, respectively, all related to KMP’s January 1, 2007 Cochin Pipeline acquisition.

(e)	“Other, net” primarily represents an offset to noncontrolling interests and interest income shown above and included in segment earnings.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and

Kinder Morgan, Inc. Form 10-Q

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

KMI's general and administrative expense decreased $206.0 million in the three months ended September 30, 2011 as compared to the same period in 2010 with $203.7 million of this change described above in footnote (a). KMI's general and administrative expense decreased $228.5 million in the nine months ended September 30, 2011 as compared to the same period in 2010 with $225.9 million of this change described above in footnote (a). KMI’s remaining general and administrative expenses in 2011 were approximately flat for both the three and nine month periods compared to 2010.

Combined, the certain items described in footnote (c) to the table above decreased KMP’s general and administrative expenses by $1.0 million in the third quarter of 2011 and increased KMP’s general and administrative expenses by $83.8 million in the first nine months of 2011, when compared to the same two periods of 2010.  The remaining $8.9 million (10%) and $15.2 million (5%) period-to-period increases in expenses were driven by (i) higher employee benefit and payroll tax expenses, due mainly to both cost inflation increases on work-based health and insurance benefits and higher wage rates; and (ii) higher unallocated expenses related to KMP’s Canadian pipeline operations, including higher environmental, rent, and pension expenses.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (d) to the table above, the combined unallocable interest expense, net of interest income, was essentially flat across both third quarter periods, and increased by $29.5 million (6%) in the first nine months of 2011, when compared with the same prior year period.  The increase in interest expense in the first nine months of 2011 was primarily due to higher average KMP debt balances in that period.  Average KMP borrowings for the nine month period ended September 30, 2011 increased 7.9% when compared to the same period a year ago, largely due to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the third quarter of 2010.  The weighted average interest rates on all of KMP’s borrowings (including both short-term and long-term amounts) in 2011 were essentially flat versus the average rates during 2010—from 4.34% for the first nine months of 2010 to 4.28% for the first nine months of 2011. The increase in KMI interest expense was primarily due to a 5% and 7% increase in average borrowings between the comparable three and nine month periods, primarily due to the $200 million Going Private litigation settlement in the fourth quarter of 2010.

We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and in periods of rising interest rates, these swaps result in period-to-period increases in our interest expense. As of September 30, 2011 approximately 34% of KMI’s and 46% of KMP’s debt balances of $3,259.1 million and $12,506.6 million, respectively, (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, decreased $109.3 million (260%) for the third quarter of 2011 as compared to the third quarter of 2010, and decreased $309.0 million (130%) for the first nine months of 2011 as compared to the first nine months of 2010. The decrease for the third quarter of 2011 relative to the third quarter of 2010 is primarily due to a $69.3 million increase in KMP expense primarily related to an adverse tentative court decision on the amount of rights-of-way lease payment obligations (amounts included here relate to periods prior to 2011), as well as a $167.2 million non-cash loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value. The decrease for the first nine months of 2011 relative to the first nine months of 2010 is primarily attributable to a $234.3 million increase in KMP expense primarily associated with adjustments to rate case reserves and rights-of-way lease payment obligations, as well as KMP’s loss associated with KinderHawk as discussed above, partially offset by KMP’s $158.0 million increase in expense associated with rate case liability adjustments in 2010; see Note 11 to our consolidated financial statements included elsewhere in this report.

Income Taxes

Our total tax expense for continuing operations for the three months ended September 30, 2011 is approximately $66.5

Kinder Morgan, Inc. Form 10-Q

million, as compared with 2010 tax expense for the same period of $20.6 million. The $45.9 million increase in tax expense is due primarily to (i) the tax impact of significantly higher pretax earnings in 2011, (ii) a lower dividend received deduction in 2011 from our 20% ownership interest in NGPL, and (iii) an adjustment to the deferred tax liability related to our investment in KMP recorded in Q3 of 2011. These increases are partially offset by (i) adjustments to our income tax reserve for uncertain tax positions primarily due to expiration of statutes and (ii) adjustments to true-up our book tax provision to the 2010 federal tax returns as filed.

Our total tax expense for continuing operations for the nine months ended September 30, 2011 is approximately $250.2 million, as compared with 2010 tax benefit for the same period of $29.1 million. The $279.3 million increase in tax expense is due primarily to (i) the tax impact of significantly higher pretax earnings in 2011; (ii) higher state income taxes on the significantly higher earnings; (iii) the impact of non tax-deductible costs incurred to facilitate the initial public offering; (iv) an adjustment recorded in the second quarter of 2010 to the deferred tax liability related to our investment in NGPL, and (v) an adjustment to the deferred tax liability related to our investment in KMP recorded in the third quarter of 2011. These increases are partially offset by adjustments to our income tax reserve for uncertain tax positions primarily due to expiration of statutes.

Financial Condition

General

As of September 30, 2011, we had a combined $273.9 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), a decrease of $228.5 million from December 31, 2010. KMI also had, as of September 30, 2011, approximately $0.6 billion of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility and KMP had approximately $1.6 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility as of September 30, 2011 (discussed below in “—Short-term Liquidity”). We believe that we and our subsidiaries and investments, including KMP, have liquidity and access to financial resources sufficient to meet future requirements for working capital, debt repayment and capital expenditures associated with existing and future expansion projects, along with payments for our dividends and KMP’s payments for its distributions.

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

Credit Ratings and Capital Market Liquidity

As part of KMP’s financial strategy, it tries to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional KMP limited partner units in connection with its acquisitions and expansion activities in order to maintain acceptable financial ratios. The major debt rating agencies routinely evaluate KMP’s outstanding debt, and its cost of borrowing can increase or decrease depending on these debt ratings. Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively. On October 18, 2011, Moody’s revised its outlook on KMP’s long-term credit rating to negative from stable. The rating agency’s revision reflected its expectations that KMP’s financial profile may deteriorate due to higher debt obligations associated with our agreement to purchase 100% of the outstanding stock of El Paso Corporation. Further information about this announcement is described in Note 2 “Investments, Acquisitions, and Divestitures—Subsequent Events—KMI’s Acquisition of El Paso Corporation” to our consolidated financial statements included elsewhere in this report.

KMP’s short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch Inc., respectively. Based on these credit ratings, KMP expects that its short-term liquidity needs will be met primarily through borrowings under its commercial paper program. Nevertheless, KMP’s ability to satisfy its financing requirements or fund planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy and terminals industries and other financial and business factors, some of which are beyond its control.

Kinder Morgan, Inc. Form 10-Q

Additionally, some of KMP’s customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. These financial problems may arise from current global economic conditions, changes in commodity prices or otherwise. KMP has been and is working to implement, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance its credit position relating to amounts owed from these customers. KMP cannot provide assurance that one or more of its current or future financially distressed customers will not default on their obligations to it or that such a default or defaults will not have a material adverse effect on its business, financial position, future results of operations, or future cash flows; however, KMP has no material concentrations of credit risk and KMP believes it has provided adequate allowance for such customers.

Short-term Liquidity

As of September 30, 2011, our principal sources of short-term liquidity were KMI’s revolving credit facility, KMP’s revolving credit facility, with a diverse syndicate of banks, and cash provided by operations. The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program. KMP’s facility can be amended to allow for borrowings of up to $2.5 billion. We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following). Additionally, we have consistently generated strong cash flow from operations. In the first nine months of 2011 and 2010, we generated $1,587.7 million and $1,218.5 million, respectively, of cash from operating activities (the period-to-period increase is discussed below in “—Operating Activities”).

The following represents (i) the revolving credit facilities that were available to KMI and KMP, (ii) short-term debt outstanding under the credit facilities; and (iii) available borrowing capacity under the facilities after deducting (a) outstanding letters of credit and (b) outstanding borrowings under KMI’s credit facility.

	As of September 30, 2011
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.0 billion, six-year secured revolver, due May 2013	$375.0	$576.3

KMP
$2.2 billion, three-year unsecured revolver, due July 2016	$353.0	$1,615.2

Our combined balance of short-term debt as of September 30, 2011 was $3,061.0 million, primarily consisting of (i) $375.0 million in outstanding borrowings under KMI’s senior secured credit facility; (ii) $839.3 million remaining principal amount of KMI’s 6.50% series notes that mature on September 1, 2012; (iii) $353.0 million of KMP’s commercial paper; (iv) $500.0 million in principal amount of KMP’s 9.00% senior notes that mature February 1, 2019, but that KMP may be required to repurchase at the option of the holders on February 1, 2012, pursuant to certain repurchase provisions contained in the bond indenture; (v) $450.0 million in principal amount of KMP’s 7.125% senior notes that mature March 15, 2012; and (vi) $500.0 million in principal amount of KMP’s 5.85% senior notes that mature September 15, 2012. As of December 31, 2010, our combined outstanding short-term debt was $2,013.3 million. KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, commercial paper borrowings, and if necessary, credit facility borrowings. KMI intends to refinance its short-term credit facility borrowings through credit facility borrowings, and to the extent it has current maturities of long-term debt, it will refinance long-term debt through additional issuances of long-term debt.

We had working capital deficits of $2,916.8 million as of September 30, 2011 and $1,857.2 million as of December 31, 2010. The $1,059.6 million (57%) decrease in our working capital from year-end 2010 was primarily due to (i) a $375.0 million decrease attributable to net borrowings under KMI’s credit facility; (ii) an $839.3 million decrease due to the reclassification of the remaining principal amount of two separate series of KMI’s senior notes (described above) from long-term to short-term debt; (iii) a net increase of $376.7 million for the payment of $750.0 million in principal amount of KMI’s senior notes that matured in January 2011 (after taking into account the $373.3 million of cash on hand at December 31, 2010); (iv) a $1,450.0 million decrease due to the reclassification of the remaining principal amount of three separate series of KMP’s senior notes (described above) from long-term to short-term debt; (v) a $700.0 million increase due to the repayment of $700.0 million in principal amount of KMP’s senior notes that matured in March 2011;

Kinder Morgan, Inc. Form 10-Q

(vi) a $169.1 million increase due to net repayments of KMP’s commercial paper borrowings; and (vii) a $320.8 million increase in working capital attributable to the change in fair value of KMP’s short-term derivative contracts.

Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”). As a result, our working capital balance could return to a surplus in future periods. Although working capital can be considered a measure of a company’s ability to meet its short-term cash needs, a working capital deficit is not unusual for us or for other companies similar in size and scope to us. Furthermore, we believe that our working capital deficit does not indicate a lack of liquidity as we continue to maintain adequate current assets and committed lines of credit to satisfy current liabilities and maturing obligations when they come due.

Long-term Financing

From time to time, KMI or KMP issues long-term debt securities, often referred to as senior notes. All of the senior notes of KMI or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of these outstanding senior notes are unsecured obligations that rank equally with all of the other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries. Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium. For additional information on debt related transactions in the first nine months of 2011, including issuances of senior notes, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report.

As of September 30, 2011 and December 31, 2010, the balances of KMI and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion, purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt and the preferred interest in the general partner of KMP, but excluding the value of interest rate swaps was $2,884.1 million and $3,630.1 million, respectively. These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $34.2 million and $37.5 million at September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011 and December 31, 2010, the balances included in our accompanying consolidated balance sheets of the various series of KMP and its subsidiaries’ various long-term borrowings, including the current portion and excluding the value of interest rate swaps, were $12,153.6 million and $11,017.7 million, respectively. To date, our and our subsidiaries’ debt balances, including KMP and its subsidiaries, have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness. Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives. For additional information regarding our and our subsidiaries’ debt securities, including KMP and its subsidiaries, see Note 8 “Debt” to our consolidated financial statements included in our 2010 Form 10-K.

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

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $140.7 million in the first nine months of 2011 compared to $121.8 million for the first nine months of 2010. These sustaining expenditure amounts include $3.5 million and $0.1 million in the first nine months of 2011 and 2010, respectively, for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; and (vi) for the first six months of 2011 only, KinderHawk Field Services LLC (effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own and subsequently its sustaining capital expenditures are included in our consolidated totals).

For the first nine months of 2010, our sustaining capital expenditures totaled $121.8 million (including $0.1 million for our proportionate share of the sustaining capital expenditures of the five equity investees listed above). Our forecasted expenditures for the remaining three months of 2011 for sustaining capital expenditures are approximately $72.7 million, including KMP’s proportionate shares of Rockies Express, Midcontinent Express, Fayetteville Express and Cypress.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, Rockies Express, Midcontinent Express and Fayetteville Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities or with proceeds from contributions received from their member owners. Both Rockies Express and Midcontinent Express can also generate funds by issuing their own long-term notes. KMP has no contingent debt obligations with respect to Rockies Express, Midcontinent Express, Fayetteville Express, or Cypress. For information on KMP’s contingent debt obligations, see Note 4 “Debt—Contingent Debt” to our consolidated financial statements included elsewhere in this report.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. Our discretionary capital expenditures totaled $707.8 million in the first nine months of 2011 and $605.1 million in the first nine months of 2010. The period-to-period increase in discretionary capital expenditures was primarily due to higher investment undertaken in the first nine months of 2011 to expand and improve the CO2–KMP and Products Pipelines–KMP business segments. Generally, KMP initially funds its discretionary capital expenditures through borrowings under its revolving credit facility or its commercial paper program until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both. As of September 30, 2011, KMP’s current forecast for discretionary capital expenditures for 2011 is approximately $1.0 billion. This amount does not include forecasted discretionary expenditures by its equity investees, forecasted capital contributions to its equity investees, or forecasted expenditures for asset acquisitions.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Nine Months Ended September 30,
	2011	2010	increase/ (decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$1,587.7	$1,218.5	$369.2
Investing activities	(1,814.9)	(1,898.8)	83.9
Financing activities	13.5	710.3	(696.8)

Effect of exchange rate changes on cash	(14.8)	1.0	(15.8)

Net (decrease) increase in cash and cash equivalents	$(228.5)	$31.0	$(259.5)

Operating Activities

The net increase of $369.2 million (30%) in cash provided by operating activities in the nine months ended September 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $91.0 million increase in cash from overall higher net income—after adjusting our period-to-period $233.9 million increase in net income for non-cash items including: (i) a $167.2 million increase relating to the non-cash loss from the remeasurement of KMP’s previous 50% equity interest in KinderHawk Field Services LLC (as discussed in Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report); (ii) an $83.8 million increase in expense from adjustments made to KMP’s rate case and other legal liabilities; (iii) a $282.3 million net increase in deferred income tax liabilities; (iv) a $470.8 million decrease due to higher earnings from equity investees, primarily attributable to a $430.0 million pre-tax impairment charge on our equity investment in NGPL PipeCo LLC in 2010; and (v) a $200.0 million decrease in expense associated with a Going Private transaction litigation reserve adjustment in 2010.  The period-to-period change in net income in 2011 versus 2010 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪
a $124.9 million increase in cash attributable to lower payments made in 2011 to various shippers on KMP’s Pacific operations’ refined products pipelines. In the first nine months of 2011 and 2010, KMP paid legal settlements of $81.4 million and $206.3 million, respectively, to settle various interstate and California intrastate

Kinder Morgan, Inc. Form 10-Q

transportation rate challenges filed by the shippers with the FERC and the CPUC, respectively, dating back as early as 1992;

▪
a $91.6 million increase in cash related to net changes in both non-current assets and liabilities and other non-cash income and expense items, primarily driven by a (i) $124.2 million increase in cash due to higher net dock premiums and toll collections received from KMP’s Trans Mountain pipeline system customers; and (ii) a net $35.1 million decrease in cash attributable to lower non-cash earnings adjustments in the first nine months of 2011, including among other items, income from the sale or casualty of net assets and amortization of debt-related discounts and premiums;

▪
a $73.0 million increase in cash from interest rate swap termination payments received by KMP in August 2011, when it terminated two separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $200.0 million;

▪
a $46.0 million increase in cash from higher distributions of earnings from equity investees. The increase was chiefly due to incremental distributions of (i) $15.3 million received from KMP’s equity investment in KinderHawk Field Services LLC (for the periods prior to KMP’s July 1, 2011 acquisition of the remaining 50% interest in KinderHawk that it did not already own); (ii) $11.6 million received from KMP’s 50%-owned Fayetteville Express Pipeline LLC; and (iii) $10.3 million received from KMP’s 50%-owned Midcontinent Express Pipeline LLC; and

▪
a $55.9 million decrease in cash relative to net changes in working capital items, primarily due to a $53.3 million decrease in cash from the collection and payment of trade and related party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables), due primarily to the timing of invoices received from customers and paid to vendors and suppliers.

Investing Activities

The net decrease in cash used in investing activities in the nine months ended September 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $227.8 million increase in cash due to lower acquisitions of assets and investments. In the first nine months of 2011, KMP paid $945.0 million for strategic acquisitions, including (i) $835.1 million for both its remaining 50% ownership interest in KinderHawk Field Services LLC and its 25% interest in EagleHawk Field Services LLC; (ii) $50.0 million for its preferred equity interest in Watco Companies, LLC; and (iii) $42.9 million paid for terminal assets that KMP acquired from TGS Development, L.P. (the 2011 acquisitions are discussed further in Note 2 to our consolidated financial statements included elsewhere in this report).  In the first nine months of 2010, KMP spent $1,172.8 million for strategic business acquisitions, primarily consisting of the following: (i) $921.4 million for its initial 50% ownership interest in KinderHawk in May 2010; (ii) $114.3 million for three unit train ethanol handling terminals acquired by KMP from US Development Group LLC in January 2010; and (iii) $97.0 million for terminal assets and investments that KMP acquired from Slay Industries in March 2010;

▪
a $35.9 million increase in cash from higher proceeds received for combined margin and restricted deposits, primarily due to a $50.0 million increase due to the release of restricted cash.  As of December 31, 2010, KMP placed the $50.0 million cash it paid in January 2011 for its equity investment in Watco Companies, LLC in a cash escrow account, and we reported this amount as “Restricted deposits” on our year-end balance sheet;

▪	a $118.2 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪
an $86.7 million decrease in cash due to higher contributions to equity investees. During the first nine months of 2011, KMP contributed $297.0 million to its equity investees, including payments of $195.0 million to Fayetteville Express Pipeline LLC and $73.5 million to its 50%-owned Eagle Ford Gathering LLC.  Fayetteville Express used the contributions to repay borrowings under its previous $1.1 billion bank credit facility, and subsequently, entered into new borrowing facilities.  Eagle Ford Gathering used the contributions as partial funding for natural gas gathering infrastructure expansions.  In the first nine months of 2010, KMP contributed an aggregate amount of $209.8 million, including $130.5 million to Rockies Express Pipeline LLC and $39.0 million to Midcontinent Express Pipeline LLC to partially fund its respective share of Rockies Express and Midcontinent Express natural gas pipeline system construction costs; and

Kinder Morgan, Inc. Form 10-Q

▪
a $2.9 million decrease in cash due to lower capital distributions (distributions in excess of cumulative earnings) received from equity investments in the first nine months of 2011—chiefly due to a reduction of $15.0 million in capital distributions received from our equity investment in NGPL PipeCo, which were largely offset by incremental capital distributions of $12.1 million that KMP received from Fayetteville Express Pipeline LLC.

Financing Activities

The net decrease in cash provided by financing activities in the nine months ended September 30, 2011 compared to the respective 2010 period was primarily attributable to:

▪
a $748.1 million decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs. The decrease in cash was primarily due to (i) a $750.0 million principal payment on senior notes of Kinder Morgan Finance Company LLC, an indirect wholly owned subsidiary of KMI, that matured in the first nine months of 2011; (ii) a $252.7 million increase in cash due to higher net short-term borrowings under our bank credit facility; (iii) a $283.8 million decrease due to KMP’s lower net short-term borrowings (consisting of borrowings and repayments under both its commercial paper program and revolving credit facility); (iv) a $154.0 million decrease due to the repayment of all of the outstanding borrowings under KinderHawk Field Services LLC’s bank credit facility that KMP assumed on its July 1, 2011 acquisition date; (v) a $142.9 million increase due to higher net issuances and repayments of KMP’s senior notes (in the first nine months of 2011, KMP generated net proceeds of $1,136.0 million from issuing and repaying its senior notes, and in May 2010, KMP received net proceeds of $993.1 million from the public offering of $1.0 billion aggregate principal amount of its senior notes); and (vi) a $28.0 million increase in cash due to higher repayments received in the first nine months of 2011, primarily on a $30.9 million related party loan KMP made in July 2004 to Plantation Pipe Line Company.

Due in part to its short-term credit rating upgrade in February 2011, KMP made no short-term borrowings under its revolving credit facility in the first nine months of 2011, but instead made borrowings under its commercial paper program.  For more information about our debt financing activities, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report;

▪	a $57.3 million increase in cash used to pay dividends;

▪	a $84.2 million increase in cash used for noncontrolling interests distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners;

▪
a $180.3 million increase in cash provided by noncontrolling interests contributions primarily reflecting the proceeds received by KMP, after commissions and underwriting expenses, from the sales of additional KMP common units (discussed in Note 5 “Stockholders’ Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report); and

▪	a $12.8 million increase in cash from net changes in cash book overdrafts, resulting from timing differences on checks issued but not yet presented for payment.

Kinder Morgan Energy Partners, L.P.

At September 30, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 35.5 million limited partner units of KMP. These units, which consist of 16.4 million common units, 5.3 million Class B units and 13.8 million i-units, represent approximately 10.7% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at September 30, 2011, our limited partner and general partner interests represented approximately 12.4% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

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

Kinder Morgan, Inc. Form 10-Q

On August 12, 2011, KMP paid a quarterly distribution of $1.15 per common unit for the second quarter of 2011, of which $244.9 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units.  This distribution was 6% higher than the $1.09 per unit distribution KMP paid on August 13, 2010 for the second quarter of 2010.

On October 16, 2011, KMP declared a cash distribution of $1.16 per unit for the third quarter of 2011 (an annualized rate of $4.64 per unit). This distribution is 4.5% higher than the $1.11 per unit distribution KMP made for the third quarter of 2010.

Currently, KMP expects to declare cash distributions in excess of $4.60 per unit for 2011 (for 2010, KMP made cash distributions of $4.40 per unit, and its 2011 budget assumes cash distributions of $4.60 per unit). Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

KMP’s 2011 budget assumes an average West Texas Intermediate (WTI) crude oil price of approximately $89 per barrel (with some minor adjustments for timing, quality and location differences) in 2011, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2011 budget), KMP currently expects the average price of WTI crude oil will be approximately $93 per barrel in 2011. Furthermore, for 2011, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $5.0 million (or less than 0.2% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2010.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to service debt or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors which could cause actual results to differ from those in the forward-looking statements include:

•	the ability to complete the acquisition of El Paso;

•	failure to obtain, delays in obtaining or adverse conditions contained in, any required regulatory approvals associated with the El Paso acquisition;

•	the ability to complete the disposition of El Paso’s oil and gas properties and operations on a satisfactory basis;

•	our ability to successfully integrate El Paso’s operations and to realize synergies from the merger;

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural

Kinder Morgan, Inc. Form 10-Q

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

Kinder Morgan, Inc. Form 10-Q

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

Item 4.  Controls and Procedures.

As of September 30, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Kinder Morgan, Inc. Form 10-Q

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2010 Form 10-K. There are, however, risks associated with the proposed acquisition of El Paso. Several of the more significant risks are identified below.

We and El Paso may be unable to obtain the regulatory clearances and approvals required to complete the merger or, in order to do so, we and El Paso may be required to comply with material restrictions or conditions.

The merger is subject to regulatory review by governmental agencies having jurisdiction, including the Federal Trade Commission and the Department of Justice. The closing of the merger is also subject to the condition that there be no law, injunction, judgment or ruling by a governmental authority in effect seeking to enjoin, restrain, prevent or prohibit the transactions contemplated by the merger agreement. We can provide no assurance that all required regulatory approvals will be obtained. Further, we have agreed to avoid or eliminate any impediment to the merger that may be asserted by governmental entities under the antitrust laws, including diverting assets, terminating relationships or committing to limit our future freedom of action. If we must take such actions, it could be detrimental to us or to the combined company after the effective time of the merger. Additionally, even if the parties receive early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Act or the waiting period thereunder expires, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the merger. In addition, in some jurisdictions, a competitor, customer or other third party could initiate a private action under such jurisdiction’s antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

If our financing for the merger becomes unavailable, the merger may not be completed and we may be in breach of the merger agreement.

We intend to finance the cash component of the merger consideration with debt financing. On October 16, 2011, we entered into a financing commitment letter with Barclays Capital, which commitment has subsequently been syndicated with a group of banks. Pursuant to the commitment letter, Barclays Capital has committed to provide a $6.8 billion senior secured 364-day bridge term loan facility and a $5.0 billion senior secured three-year term loan facility to fund the cash consideration in the merger. The commitment is subject to various conditions, including the absence of a material adverse effect on El Paso having occurred, our receipt of credit ratings from S&P and Moody’s, the execution of satisfactory documentation and other customary closing conditions. In the event that the financing contemplated by the commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such other financing, we could be in breach of the merger agreement assuming all other conditions to closing are satisfied, may be obligated to pay damages to El Paso or may be compelled to specifically perform our obligations to consummate the transactions.

We and El Paso may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.

Uncertainty about the effect of the merger on El Paso employees and our employees may have an adverse effect on El Paso and us and consequently the combined company. This uncertainty may impair the respective company’s ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined company. If employees of El Paso or our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the merger could be reduced.

Failure to complete the merger could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the merger is not assured and is subject to risks, including the risks that approval of the transaction by the stockholders of El Paso or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, it could negatively affect the trading price of our common stock and our future business and financial results, and we will be subject to several risks, including the following:

•	having to pay certain significant costs relating to the merger;

•	negative reactions from the financial markets, including declines in the price of our common stock due to the fact

Kinder Morgan, Inc. Form 10-Q

that current prices may reflect a market assumption that the merger will be completed; and

•	the attention of our management will have been diverted to the merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2010; (ii) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the notes to our Consolidated Financial Statements, tagged as blocks of text.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date: November 1, 2011	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)