Form 10-K
KINDER MORGAN, INC.
filed 2012-02-23
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Kinder Morgan, Inc. Form 10-K

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2011 was approximately $3,172,704,838.  This value is based on our Class P shares held by non-affiliates as of June 30, 2011, because the market value of our class A, Class B and Class C shares, which were not publicly traded but were outstanding as of June 30, 2011, was not readily determinable.  As of January 31, 2012, the registrant had the following number of shares of common stock outstanding:

Class A common stock	535,972,387
Class B common stock	94,132,596
Class C common stock	2,318,258
Class P common stock	170,921,691

Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-K

Kinder Morgan, Inc. Form 10-K

PART I

Items 1 and 2.  Business and Properties.

Kinder Morgan, Inc. was formed August 23, 2006 principally for the purpose of acquiring (through a wholly owned subsidiary) all of the common stock of Kinder Morgan Kansas, Inc..  The merger closed on May 30, 2007 with Kinder Morgan Kansas, Inc. continuing as a surviving legal entity.  This transaction is referred to herein as the “Going Private Transaction.”  Unless the context requires otherwise, references to “we,” “us,” “our,” “KMI,” or the “Company” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries including Kinder Morgan Kansas, Inc., referred to in this report as KMK and Kinder Morgan Energy Partners, L.P., referred to in this report as KMP.

Primarily through KMP, we operate or own an interest in approximately 37,000 miles of pipelines and approximately 180 terminals.  These pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel.  We are the leading provider of carbon dioxide, commonly called CO2, for enhanced oil recovery projects in North America.  We also own a 20% equity interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to in this report as NGPL.  NGPL is a major interstate natural gas pipeline and storage system that we operate. As of December 31, 2011, our interests in KMP and its affiliates consisted of the following:

▪	the general partner interest, which we hold through our ownership of the common equity of the general partner of KMP and which entitles us to receive incentive distributions;

▪	21.7 million of the 238.0 million outstanding KMP units, representing an approximately 6.4% limited partner interest; and

▪
14.1 million of KMP’s 98.5 million outstanding i-units, representing an approximately 4.2% limited partner interest, through our ownership of 14.1 million Kinder Morgan Management, LLC, referred to as KMR in this report, shares (i-units are a class of KMP’s limited partner interests that receive distributions in the form of additional i-units instead of cash).

Pending Acquisition of El Paso Corporation

On October 16, 2011, we and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby we will acquire all of the outstanding shares of EP.  EP owns North America’s largest interstate natural gas pipeline system, one of North America’s largest independent exploration and production companies and an emerging midstream business.  EP also owns a 42 percent limited partner interest and the 2 percent general partner interest in El Paso Pipeline Partners, L.P.( NYSE:EPB).

As of the announcement date, the total purchase price, including the assumption of debt outstanding at EP and the debt outstanding at EPB, was approximately $38 billion.  Under the terms of the transaction, the consideration to be received by the EP shareholders is valued at $26.87 per EP share based on KMI’s closing price as of October 14, 2011, representing a 47 percent premium to the 20-day average closing price of EP common shares and a 37 percent premium over the closing price of EP common shares on October 14, 2011.  The offer is comprised of $14.65 in cash, 0.4187 KMI Class P shares (valued at $11.26 per EP share) and 0.640 KMI warrants (valued at $0.96 per EP share) based on KMI’s closing price on October 14, 2011.  The warrants will have an exercise price of $40 and a five-year term.  EP shareholders will be able to elect, for each EP share held, either (i) $25.91 in cash, (ii) 0.9635 KMI Class P shares, or (iii) $14.65 in cash plus 0.4187 KMI Class P shares.  All elections will be subject to proration and in all cases EP shareholders will receive 0.640 KMI warrants per share of EP common stock.

The combined company will be the:

▪
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

▪
Largest independent transporter of petroleum products in the United States, transporting approximately 1.9 million barrels per day of gasoline, jet fuel, diesel, natural gas liquids and crude oil through more than 8,000 miles of pipelines.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

▪	Largest transporter of CO2 in the United States, transporting 1.3 billion cubic feet per day. Carbon dioxide is used in enhanced oil recovery projects.

▪	Second largest oil producer in Texas, producing over 50,000 barrels per day.

▪
Largest independent terminal owner/operator in the United States.  Liquids terminals have capacity of 107 million barrels and store refined petroleum products, ethanol and more.  Dry bulk terminals are expected to handle over 100 million tons of materials in 2011, including products like coal.

▪	Only oil sands pipeline serving the West Coast. The Trans Mountain pipeline system transports 300,000 barrels of crude oil per day to Vancouver, B.C., and Washington State.

On February 10, 2012, we entered into (i) an amendment to our existing $1.0 billion revolving credit facility to permit, among other things, the transactions contemplated by the E P merger agreement, and to fund, in part, the transactions and related costs and expenses; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under our existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement containing a $6.8 billion 364-day facility and a $5.0 billion 3-year term loan facility, the proceeds of which will be used to finance a portion of the cash consideration and related fees and expenses to be paid in connection with the EP acquisition. All of the foregoing will be effective upon completion of the EP acquisition.

The transaction has been approved by each company’s board of directors.  Prior to closing, the transaction will require approval of both KMI and EP shareholders.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

The opportunity to sell (drop-down) EP’s natural gas pipeline assets to KMP and EPB and sell EP’s exploration and production business, and the availability of certain net operating loss carryforwards to help offset taxable gains in connection with such sales, is expected to reduce substantially the level of indebtedness incurred to finance the transactions.

Initial Public Offering

On February 10, 2011, we converted from a Delaware limited liability company named Kinder Morgan Holdco LLC to a Delaware corporation named Kinder Morgan, Inc. and our outstanding units were converted into classes of our capital stock.  These transactions are referred to herein as the “Conversion Transaction.”  Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc.  On February 16, 2011, we completed the initial public offering of our common stock. All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, referred to herein as the “Sponsor Investors.”  No members of management sold shares in the offering, and we did not receive any proceeds from the offering.

We are currently owned by the public due to the sale of Class P common stock, which is sometimes referred to herein as our “common stock,” in our initial public offering, and by individuals and entities that were the owners of Kinder Morgan Holdco LLC, which are referred to collectively in this report as the “Investors.”  The Investors are Richard D. Kinder, our Chairman and Chief Executive Officer; the Sponsor Investors; Fayez Sarofim, one of our directors, and investment entities affiliated with him, and an investment entity affiliated with Michael C. Morgan, another of our directors, and William V. Morgan, one of our founders, whom we refer to collectively as the “Original Stockholders”; and a number of other members of our management, who are referred to collectively as “Other Management.”

The Investors currently own all of our outstanding Class A shares, Class B shares and Class C shares, which are sometimes referred to in this report as the “investor retained stock.”  As of December 31, 2011, there were 170,921,140 shares of our Class P common stock outstanding, and the shares of the investor retained stock were convertible into an aggregate of 535,972,387 shares of our Class P common stock.  As a result, as of December 31, 2011 we had 706,893,527 shares of Class P common stock outstanding on a fully-converted basis.

Our Class A shares represent the total capital contributed by the Investors (and a notional amount of capital allocated to the contribution of the holders of the Class C shares) at the time of the Going Private Transaction. The Class B shares and Class C shares represent incentive compensation that is held by members of our management, including Mr. Kinder only in the case of the Class B shares.

You should read the following in conjunction with our audited consolidated financial statements and the notes thereto included elsewhere in this report.  We have prepared our accompanying consolidated financial statements under the rules

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

and regulations of the United States Securities and Exchange Commission (SEC).  Our accounting records are maintained in United States dollars, and all references to dollars in this report are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries, and all significant intercompany items have been eliminated in consolidation. The address of our principal executive offices is 500 Dallas Street, Suite 1000, Houston, Texas 77002, and our telephone number at this address is (713) 369-9000.

(a) General Development of Business

Organizational Structure

KMR is a publicly traded Delaware limited liability company that was formed on February 14, 2001. Kinder Morgan G.P., Inc., of which we indirectly own all of the outstanding common equity, owns all of KMR’s voting shares. KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions. KMR also owns all of the i-units of KMP. The i-units are a class of KMP’s limited partner interests that have been, and will be, issued only to KMR. We have certain rights and obligations with respect to these securities.

KMP is a publicly traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.” KMR’s shares (other than the voting shares held by Kinder Morgan G.P., Inc.) are traded on the New York Stock Exchange under the ticker symbol “KMR.”

The equity interests in KMP and KMR (which are both consolidated in our financial statements) owned by the public are reflected within “noncontrolling interests” on our accompanying consolidated balance sheets.  The earnings recorded by KMP and KMR that are attributed to their units and shares, respectively, held by the public are reported as noncontrolling interests” in our accompanying consolidated statements of income.

Additional information concerning the business of, and our investment in and obligations to, KMP and KMR is contained in Notes 2 and 10 to our consolidated financial statements included elsewhere in this report and KMP’s Annual Report on Form 10-K for the year ended December 31, 2011 and KMR’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Developments

The following is a brief listing of significant developments since December 31, 2010.  We begin with developments pertaining to our reportable business segments.  Additional information regarding most of these items may be found elsewhere in this report.

Products Pipelines—KMP

▪
In February 2011, KMP’s subsidiary SFPP, L.P. entered into a settlement agreement with a shipper regarding various interstate transportation rate challenges filed with the Federal Energy Regulatory Commission, referred to in this report as the FERC.  In March 2011, KMP made payments of $63.0 million pursuant to this settlement agreement.  Additionally, in September 2011, KMP made refund payments to various intrastate transportation shippers totaling $18.4 million.  During 2011, it recognized a combined $251.8 million increase in expense due to adjustments of its liabilities related to interstate and intrastate transportation rate challenges and certain other litigation matters involving its West Coast Products Pipeline operations;

▪
On May 5, 2011, KMP announced an approximately $220 million investment to build a new crude oil/condensate pipeline that will initially transport 50,000 barrels of condensate per day for Petrohawk Energy Corporation (a wholly-owned subsidiary of BHP Billiton) from its production area in the Eagle Ford shale gas formation in South Texas to the Houston Ship Channel.  The pipeline will consist of approximately 70 miles of new pipeline construction and 113 miles of existing natural gas pipeline that will be converted to transport crude oil and condensate.  The pipeline will originate near Cuero, Texas, and extend to the Houston Ship Channel where it will initially deliver condensate to multiple terminaling facilities having access to local refineries, petrochemical plants and loading docks.  KMP began construction on the crude oil/condensate pipeline in December 2011 and it expects to place the pipeline into service during the second quarter of 2012.  When fully complete, the pipeline will have a capacity of approximately 300,000 barrels per day;

▪	On September 14, 2011, KMP announced that it will partner with Valero Energy Corporation to build the Parkway

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Pipeline, a new 136-mile, 16-inch diameter pipeline that will transport refined petroleum products from refineries located in Norco, Louisiana, to Plantation Pipe Line Company’s petroleum transportation hub located in Collins, Mississippi.  From this hub, the products will be transported by various products pipeline systems (including Plantation, KMP’s approximately 51%-owned equity investee) that serve major markets in the southeastern United States.  KMP will operate the Parkway Pipeline and its ownership is through its 50% equity interest in Parkway Pipeline LLC, the sole owner of the Parkway Pipeline.  Valero Energy Corporation owns the remaining 50% ownership interest.  Pending receipt of environmental and regulatory approvals, the approximately $220 million pipeline project is expected to be in service by mid-year 2013.  The Parkway Pipeline will have an initial capacity of 110,000 barrels per day, with the ability to expand to over 200,000 barrels per day.  The project is supported by a long-term throughput agreement with a credit-worthy shipper;

▪
As of the date of this report, construction continues on KMP’s previously announced refined petroleum products storage expansion project at its West Coast Terminals’ Carson, California products terminal.  The approximately $77 million expansion project will add seven storage tanks with a combined capacity of 560,000 barrels.  In October 2011, KMP completed and placed into service two storage tanks, and expects to place the remaining five tanks into service in late 2012 and early 2013.  KMP has entered into a long-term agreement with a major oil company to lease six of these tanks;

▪
As of the date of this report, construction continues on KMP’s West Coast Products Pipelines’ approximately $48 million expansion project at Travis Air Force Base located in Fairfield, California.  As previously announced, KMP is constructing three 150,000 barrel storage tanks that will be used for the transportation and storage of incremental military jet fuel.  Two of the three storage tanks were completed and placed into service in December 2011, and the remaining tank is expected to be put into service in March 2012;

▪
As of the date of this report, KMP continues to invest more than $35 million to further expand its renewable fuel handling capabilities at various terminal sites across the United States.  KMP completed biodiesel blending modifications at Plantation’s Collins, Mississippi hub in December 2011.  These modifications allow Plantation to transport blended biodiesel to several of KMP’s existing Southeast terminal facilities.  Additionally, construction continues at KMP’s Port of Tampa terminal related to KMP’s previously announced public-private partnership project with the Tampa Port Authority and CSX Corporation that will bring additional ethanol into the Tampa market via the nations’ first ethanol unit train to pipeline distribution system.  KMP expects this new ethanol hub will be operational by October 2012;

▪
On December 14, 2011, KMP announced that it will build, own and operate a petroleum condensate processing facility near its Galena Park liquids terminal located on the Houston Ship Channel.  The processing facility will have an initial throughput of 25,000 barrels per day and will be designed for future expansions that will allow for throughput of up to 100,000 barrels per day.  The facility will split condensate into its various components such as light and heavy naphthas, kerosene and gas oil, and through a fee structure, a major oil industry customer is underwriting the initial throughput of the facility.  KMP’s current estimate of total construction costs on the project is approximately $130.0 million and it expects to complete construction of this facility and commence service in January 2014; and

▪
On December 15, 2011, KMP acquired a refined petroleum products terminal located on a 14-acre site in Lorton, Virginia from Motiva Enterprises, LLC for an aggregate consideration of $12.5 million in cash.  The terminal is served exclusively by the Plantation Pipeline and has storage capacity of approximately 450,000 barrels for refined petroleum products like gasoline and jet fuel.

Natural Gas Pipelines—KMP

▪
On January 1, 2011, Fayetteville Express Pipeline LLC began firm contract pipeline transportation service to customers on its Fayetteville Express natural gas pipeline system, a 187-mile, 42-inch diameter pipeline that provides shippers in the Arkansas Fayetteville shale gas area with takeaway natural gas capacity and further access to growing markets.  KMP owns a 50% interest in Fayetteville Express Pipeline LLC, and Energy Transfer Partners L.P. owns the remaining interest and also operates the Fayetteville Express pipeline system.  Construction of the pipeline system was completed in January 2011, and total costs for the project were slightly less than $1.0 billion (versus the original budget of $1.3 billion);

▪
On April 14, 2011, KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC completed construction and placed into service all remaining capital improvements that expanded its mainline natural gas pipeline facilities that run from Franklin to Hastings, Nebraska.  The pipeline expansion and capital improvements created up to ten

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

million cubic feet per day of natural gas capacity to serve an ethanol plant located near Aurora, Nebraska.  Project construction commenced in October 2009 and total costs for the project were approximately $18.4 million;

▪
In May 2011, KMP completed debrining a third underground storage cavern at its North Dayton natural gas storage facility located in Liberty County, Texas.  The completed cavern added approximately seven billion cubic feet of working natural gas storage capacity at the facility, and the development and mining of the cavern was part of an approximately $103 million expansion project at KMP’s North Dayton storage facility;

▪
On July 1, 2011, KMP’s Texas intrastate natural gas pipeline group replaced an expiring 10-year services agreement with Calpine Corporation with a new 10-year agreement that extends to July 1, 2021.  Pursuant to the terms of the agreement, the Texas intrastate group will provide Calpine approximately 300 million cubic feet per day of natural gas transport capacity and four billion cubic feet of natural gas storage capacity.  Calpine will use the service to supply fuel to seven of its electricity generating facilities in the state of Texas;

▪
On July 1, 2011, KMP acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that it did not already own and a 25% equity ownership interest in EagleHawk Field Services, LLC (Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale gas formation) for an aggregate consideration of $912.1 million, consisting of $835.1 million in cash and assumed debt of $77.0 million (representing 50% of KinderHawk’s borrowings under its bank credit facility as of July 1, 2011).  KMP then repaid the outstanding $154.0 million of borrowings and following this repayment, KinderHawk had no outstanding debt.

Following KMP’s acquisition of the remaining ownership interest in KinderHawk on July 1, 2011, KMP changed its method of accounting from the equity method to full consolidation, and due to the fact that KMP acquired a controlling financial interest in KinderHawk, KMP remeasured its previous 50% equity investment in KinderHawk to its fair value.  We recognized a $167.2 million non-cash loss as a result of this remeasurement.  The loss amount represents the excess of the carrying value of KMP’s investment ($910.2 million as of July 1, 2011) over its fair value ($743.0 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the year ended December 31, 2011.  Further information on KMP’s KinderHawk operations is discussed below in “—(c) Narrative Description of Business—Natural Gas Pipelines—KMP—Texas Intrastate Natural Gas Pipeline Group and Other—KinderHawk Field Services LLC;"

▪
On August 1, 2011, Eagle Ford Gathering LLC initiated flow on its natural gas gathering system with deliveries to Copano’s natural gas processing plant located in Colorado County, Texas.  Eagle Ford Gathering LLC is a joint venture that provides natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation.  It is owned 50% by KMP and 50% by Copano Energy, L.L.C.  Copano also serves as operator and managing member.  On October 3, 2011, Eagle Ford Gathering initiated flow on its new 56-mile, 24-inch diameter crossover pipeline and a 7-mile, 20-inch diameter lateral pipeline with deliveries to Williams Partners L.P.’s Markham processing plant located in Matagorda County, Texas.  The joint venture has also completed a 20-mile, 20-inch diameter pipeline to deliver natural gas to Formosa’s Point Comfort plant located in Jackson County, Texas and expects initial flow of natural gas to Formosa to occur in March 2012.  Including its 111 miles of 30-inch diameter and 24-inch diameter gathering pipelines, its crossover pipeline, its pipeline laterals to Williams and to Formosa, and the capacity rights it holds on certain of KMP’s natural gas pipelines, Eagle Ford Gathering has approximately 400 miles of pipelines with capacity to gather and process over 700 million cubic feet of natural gas per day.  The joint venture has executed long term firm service agreements with multiple producers for the vast majority of its processing capacity, and has also executed interruptible service agreements with multiple producers under which natural gas can flow on a “as capacity is available” basis; and

▪
On November 30, 2011, KMP acquired a manufacturing complex and certain natural gas treating assets from SouthTex Treaters, Inc. for an aggregate consideration of $178.5 million, consisting of $151.5 million in cash and assumed liabilities of $27.0 million.  SouthTex Treaters, Inc. is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complemented and expanded KMP’s existing natural gas treating business.

CO2—KMP

▪
On November 17, 2011, KMP announced that it had entered into a purchase and sale agreement with a subsidiary of Enhanced Oil Resources to acquire a carbon dioxide source field and related assets located in Apache County, Arizona, and Catron County, New Mexico, for approximately $30 million in cash.  The acquisition includes all of

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Enhanced Oil’s rights, title, and interest in the carbon dioxide and helium located in the St. Johns gas unit and the Cottonwood Canyon carbon dioxide unit, and KMP expects that this acquisition will provide it with opportunities to further grow its existing carbon dioxide business. The transaction closed on January 31, 2012;

▪
During 2011, KMP activated 15 additional patterns at its carbon dioxide flood in the Katz oil field located near Knox City, Texas.  The flood is part of the previously announced Eastern Shelf Pipeline project in the eastern Permian Basin area of Texas.  The approximately $230 million project also involved the installation of a 91-mile, 10-inch carbon dioxide distribution pipeline that begins near Snyder, Texas and ends west of Knox City.  KMP began injecting carbon dioxide into the Katz field in December 2010 and currently, it is producing approximately 1,400 barrels of crude oil per day from the Katz field.  The development of the carbon dioxide flood in the Katz field is projected to produce an incremental 25 million barrels of oil over the next 15 to 20 years and will provide a platform for future enhanced oil recovery operations in the region; and

▪
On January 18, 2012, KMP announced an approximately $255 million investment to expand the carbon dioxide capacity of its approximately 87%-owned Doe Canyon Deep unit in southwestern Colorado.  The expansion project will include the installation of both primary and booster compression and is expected to increase Doe Canyon’s current production rate from 105 million cubic feet of carbon dioxide per day to 170 million cubic feet per day.  KMP expects to begin construction in the second quarter of 2012, to complete and place in service the primary compression in the fourth quarter of 2013, and complete the booster compression in the second quarter of 2014.  Additionally, KMP plans to drill approximately 19 more wells during the next ten years, with three wells scheduled for completion in 2012.

Terminals—KMP

▪
On January 3, 2011 and December 28, 2011, KMP made two separate $50 million preferred equity investments in Watco Companies, LLC, the largest privately held short line railroad company in the United States.  Watco also operates transload/intermodal and mechanical services divisions.  KMP’s investments provide capital to Watco for further expansion of specific projects, and for pending acquisitions, including Watco’s previously announced acquisitions of both a controlling interest in the Wisconsin & Southern Railroad and the assets of Birmingham Southern Railway.  KMP’s investment in Watco provides its customers more access to transportation related services and also offers it the opportunity to share in additional growth opportunities through new projects, such as crude oil unit train operations and incremental business at its terminal storage facilities.  Pursuant to the terms of KMP’s investments, it receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and it participates partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  As of December 31, 2011, KMP’s net equity investment totaled $101.7 million;

▪
In January 2011, KMP completed construction of an approximately $16.2 million railcar loop track at its Deepwater petroleum coke terminal facility located in Pasadena, Texas.  The track is used to transport a major petroleum coke producer’s volumes to the facility;

▪
On February 17, 2011, KMP’s subsidiary Kinder Morgan Cushing LLC, Deeprock Energy Resources, LLC and Mecuria Energy Trading, Inc., entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma.  On this date, KMP contributed $15.9 million for a 50% ownership interest in the Deeprock North, LLC joint venture, which operated an existing crude oil tank farm that had storage capacity of one million barrels.  During 2011, KMP contributed an additional $7.7 million for its proportionate share of costs related to the construction of three new storage tanks that provide for incremental storage capacity of 750,000 barrels.  The new tanks were completed and placed in service during the fourth quarter of 2011.  Deeprock Energy operates and owns a 12.02% member interest in the joint venture, and Mecuria owns the remaining 37.98% member interest and is the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend.  As of December 31, 2011, KMP’s net equity investment in Deeprock North, LLC totaled $24.0 million;

▪
On February 24, 2011 and October 3, 2011, respectively, in order to capitalize on increasing demand for both coal export activity and domestic coal use, KMP entered into two separate agreements to expand its coal terminal operations at its International Marine Terminals facility (IMT), a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3% by KMP.  In February 2011, KMP entered into a 15-year services agreement with Massey Coal, a division of Alpha Natural Resources, to handle up to six million tons of coal annually.  The majority of the coal that will pass through IMT will originate from Massey’s Central Appalachia mines, be transported to IMT by river barges, and then offloaded and stored before being loaded onto ocean vessels

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

for export to foreign markets.  KMP anticipates a minimum throughput tonnage increase of four million tons per year related to this agreement.  Secondly, in October 2011, KMP entered into a long-term agreement with Progress Energy Florida to handle up to four million tons of coal per year at IMT.  This agreement will commence in early 2013, and provides Progress Energy with options to extend the agreement for up to 20 years.  Together, KMP and the remaining one-third partner at IMT are investing approximately $114 million to expand and upgrade the facility to enable it to handle the incremental coal volumes related to these two agreements.  The terminal upgrades are expected to be completed by mid-2013;

▪
In March 2011, KMP completed construction of its previously announced Deer Park Rail Terminal (DPRT) and related ethanol handling assets at its Pasadena, Texas terminal located along the Houston Ship Channel.  The approximately $19 million project included building a new ethanol unit train facility with space for multiple unit trains, an offloading rail rack for unit trains of approximately 100 railcars, and an 80,000 barrel ethanol storage tank.  As part of the expansion, an existing pipeline was extended by approximately 2.4 miles so that ethanol can be moved from DPRT to KMP’s nearby Pasadena liquids terminal for either storage or blending at the terminal’s truck rack.  The project is supported by long-term customer contracts;

▪
In March 2011, KMP entered into an agreement with a large western coal producer to handle up to 2.2 million tons of Colorado coal annually at its Houston, Texas bulk terminal facility located on the Houston Ship Channel.  Unit trains will transport bituminous coal from Colorado mines to KMP’s Houston bulk facility, where the coal will be offloaded and stored before being loaded onto ocean vessels.  KMP also announced an approximately $18 million investment to increase the facility’s coal handling capability by adding rail and conveying equipment, and outbound equipment needed to load coal onto ships.  This facility began handling coal for this new contract in July 2011, marking the first time that western coal was exported from the Port of Houston;

▪
On June 10, 2011, KMP acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash, $23.7 million in common units, and an obligation to pay additional consideration of $7.5 million.  KMP estimates its remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in a combination of cash and common units, depending on TGSD’s election.  KMP operates the terminal, which receives petroleum coke from Total Petrochemicals USA Inc.’s Port Arthur refinery, and it provides conveying, storage and ship loading services to Total pursuant to a 25-year services agreement.  The refinery is expected to produce more than one million tons of petroleum coke annually;

▪
On July 20, 2011, KMP announced an incremental $8.3 million investment at its DPRT (described above) which will add additional ethanol handling and storage capabilities.  The expansion includes building a second 80,000 barrel storage tank and related facilities.  The project is expected to be completed in the first quarter of 2012;

▪
In September 2011, KMP completed an approximately $14 million expansion of its Philadelphia, Pennsylvania liquids terminal to provide storage and handling services to accommodate a large chemical company.  The project involved upgrading existing tank and pipeline systems and installing a new marine flare unit.  The project is secured with a five-year customer agreement;

▪
In September 2011, KMP completed an approximately $62 million expansion of its Carteret, New Jersey liquids terminal that added 1.04 million barrels of new petroleum storage tank capacity.  In July 2009, KMP entered into an agreement with a major oil company for this additional capacity.  The project involved the construction of seven new blending tanks, consisting of three 125,000 barrel tanks and four 165,000 barrel storage tanks.  All of the tanks can be used for gasoline blending, and some have built-in flexibility for either ethanol or distillate service;

▪
On November 8, 2011, KMP announced its equity participation in Battleground Oil Specialty Terminal Company LLC (BOSTCO), and paid a combined $12.0 million to acquire its initial 50% Class A member interest (consisting of $11.6 million paid in October 2011 and $0.4 million of pre-development costs incurred and paid for during 2010).  On December 29, 2011, KMP acquired the remaining 50% Class A member interest in BOSTCO that it did not already own from TransMontaigne Partners, L.P. for an aggregate consideration of $8.1 million in cash (net of an acquired cash balance of $9.9 million).  TransMontaigne also received an option to buy 50% of KMP’s ownership interest at any time prior to January 20, 2013; however, KMP is currently unable to predict whether it will exercise this purchase option.

BOSTCO will construct, own and operate an approximately $430 million oil terminal located on the Houston Ship Channel.  Phase I of the project includes the design and construction of 52 tanks with combined storage capacity of approximately 6.6 million barrels for handling residual fuel, feedstocks, distillates and other black oils.  BOSTCO

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

will initially be a water-in, water-out facility with the capability of handling ships with large drafts up to 45 feet, and KMP has executed terminal service contracts or letters of intent with customers for almost all of the Phase I storage capacity;

▪
On November 30, 2011, KMP announced an approximately $212 million investment to construct seven tanks with a storage capacity of approximately 2.4 million barrels for crude oil and condensate at its Trans Mountain pipeline terminal located near Edmonton, Alberta, Canada.  KMP has entered into long-term contracts with customers to support this expansion, which will set the framework for two additional phases that will ultimately allow for up to six million barrels of dedicated storage.  Previously, KMP received National Energy Board (Canada) approval to construct merchant and regulated tanks at its Edmonton terminal, and intends to commence construction in early 2012 following receipt of other supporting permits.  The new tanks are anticipated to be placed in service in late 2013;

▪
On January 18, 2012, KMP announced that it had entered into a long-term agreement with a major Canadian oil producer to support an approximately $8.5 million expansion of pipeline feeder connections into the Kinder Morgan North 40 terminal, a crude oil tank farm located in Strathcona County, just east of Edmonton, Alberta, Canada; and

▪
On January 24, 2012, KMP announced plans to invest an additional $140 million to further expand its coal handling export facilities along the Gulf Coast.  Concurrently, Arch Coal Company signed a long-term throughput agreement with KMP that will help support this expansion, which is anticipated to be completed in the second quarter of 2014.  Upon completion of the proposed terminal upgrades, and subject to certain rail service agreements, Arch will ship coal at guaranteed minimum volume levels through KMP owned terminal facilities.  In addition, KMP and Arch are in final discussions to include, in the throughput agreement, port space for coal shipments at KMP’s coal export facilities located on the East Coast and at KMP’s IMT facility, which when combined with KMP’s Gulf Coast expansions, will provide incremental port capacity for Arch’s growing seaborne coal volumes.  KMP is also extending certain existing long-term coal handling agreements with Arch at its coal facilities located in the state of Illinois.

Kinder Morgan Canada—KMP

▪
On February 21, 2012, KMP announced that the commitments it received from its recent Kinder Morgan Canada’s public open season supports moving forward with its proposed Trans Mountain pipeline system expansion.  Originating in Edmonton, Alberta, the Trans Mountain system is currently designed to carry up to 300,000 barrels per day of crude oil and refined petroleum products to destinations in the northwest United States and on the west coast of British Columbia.  Based on shipper response, KMP would construct a twin pipeline that could boost system capacity to over 600,000 barrels per day.  The current estimate of total construction costs on the project is approximately $3.8 billion.

Financings—KMP

▪
On March 4, 2011, KMP issued a total of $1.1 billion in principal amount of senior notes in two separate series, consisting of $500 million of 3.50% notes due March 1, 2016, and $600 million of 6.375% notes due March 1, 2041.  The net proceeds received from this debt offering were used to reduce the borrowings under KMP’s commercial paper program;

▪	On March 15, 2011, KMP paid $700 million to retire the principal amount of its 6.75% senior notes that matured on that date;

▪
On July 1, 2011, KMP amended its $2.0 billion three-year, senior unsecured revolving credit facility to, among other things, (i) allow for borrowings of up to $2.2 billion; (ii) extend the maturity of the credit facility from June 23, 2013 to July 1, 2016; (iii) permit an amendment to allow for borrowings of up to $2.5 billion; and (iv) decrease the interest rates and commitment fees for borrowings under this facility.  The credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s $2.2 billion commercial paper program;

▪
On August 17, 2011, KMP issued a total of $750 million in principal amount of senior notes in two separate series, consisting of $375 million of 4.15% notes due March 1, 2022, and $375 million of 5.625% notes due September 1,

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

2041. The net proceeds received from this debt offering were used to reduce the borrowings under KMP’s commercial paper program;

▪
In August 2011, KMP terminated two existing fixed-to-variable interest rate swap agreements in two separate transactions.  These swap agreements had a combined notional principal amount of $200 million, and KMP received combined proceeds of $73.0 million from the early termination of these swap agreements; and

▪
In 2011, KMP issued 13,469,708 common units for $955.3 million in cash, described following.  The net proceeds received from the issuance of these common units were used to reduce the borrowings under KMP’s commercial paper program:

In June 2011, KMP completed a public offering of 7,705,000 of its common units at a price of $71.44 per unit.  After commissions and underwriting expenses, net proceeds of $533.9 million were received for the issuance of these common units; and

During 2011, KMP issued 5,764,708 of its common units pursuant to its equity distribution agreement with UBS Securities LLC.  After commissions, net proceeds of $421.4 million were received from the issuance of these common units.

2012 Outlook—KMP

▪
As KMP previously announced, it anticipates that for the year 2012, (i) it will declare cash distributions of $4.98 per unit, an 8% increase over its cash distributions of $4.61 per unit for 2011; (ii) its business segments will generate approximately $4.4 billion in earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments and its share of all non-cash depreciation, depletion and amortization expenses of certain joint ventures accounted for under the equity-method of accounting; (iii) it will distribute approximately $1.7 billon to its limited partners; (iv) it will produce excess cash flow of $71.0 million above its cash distribution target of $4.98 per unit; and (v) it will invest approximately $1.7 billion for its capital expansion program (including small acquisitions and contributions to joint ventures).  KMP’s anticipated 2012 expansion investment will help drive earnings and cash flow growth in 2012 and beyond, and KMP estimates that approximately $490 million of the equity required for its 2012 investment program will be funded by cash retained as a function of KMR distributions being paid in additional units rather than in cash.  In 2011, KMP’s capital expansion program was approximately $2.6 billion—including discretionary capital spending, equity contributions to its equity investees, and acquisition cash expenditures.

KMP’s expectations assume an average West Texas Intermediate (WTI) crude oil price of approximately $93.75 per barrel in 2012.  Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids.  KMP hedges the majority of its crude oil production, but does have exposure to unhedged volumes, the majority of which are natural gas liquids volumes.  For 2012, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2—KMP segment’s cash flows by approximately $5.8 million (or slightly over 0.1% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).

Recent Developments and Outlook—KMI

▪	On January 5, 2011, we paid $750 million to retire the principal amount of our 5.35% senior notes that matured on that date;

▪
On February 16, 2011, we completed a $3.3 billion initial public offering of 109,786,590 shares of our common stock, which included the underwriters’ option to purchase an additional 14,319,990 shares.  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering; and

▪
In November 2011, we announced that we expect to generate $985 million in cash available for dividends and declare dividends of $1.35 per share for 2012. This represents a 12.5 percent increase over our 2011 declared dividends of $1.20 per share; and

▪	On October 16, 2011, as discussed above, we and EP announced a definitive agreement whereby we will acquire

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

all of the outstanding shares of EP.  See Note 3 —“Acquisitions and Divestitures—Pending Acquisition of El Paso Corporation” to our consolidated financial statements included elsewhere in this report.

(b) Financial Information about Segments

For financial information on our six reportable business segments, see Note 15 to our consolidated financial statements included elsewhere in this report.

(c) Narrative Description of Business

Business Strategy

Our business strategy is to:

▪	focus on stable, fee-based energy transportation and storage assets that are central to the energy infrastructure of growing markets within North America;

▪	increase utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;

▪	leverage economies of scale from incremental acquisitions and expansions of assets that fit within our strategy and are accretive to cash flow; and

▪	maximize the benefits of our financial structure to create and return value to our stockholders.

It is our intention to carry out the above business strategy, modified as necessary to reflect changing economic conditions and other circumstances.  However, as discussed under Item 1A. “Risk Factors” below, there are factors that could affect our ability to carry out our strategy or affect its level of success even if carried out.

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

Business Segments

We own and manage a diversified portfolio of energy transportation and storage assets.  Our operations are conducted through the following reportable business segments, the first five of which are also business segments of KMP.  These segments are as follows:

▪
Products Pipelines—KMP—which consists of approximately 8,400 miles of refined petroleum products pipelines that deliver gasoline, diesel fuel, jet fuel and natural gas liquids to various markets; plus approximately 60 associated product terminals and petroleum pipeline transmix processing facilities serving customers across the United States;

▪
Natural Gas Pipelines—KMP—which consists of approximately 16,200 miles of natural gas transmission pipelines and gathering lines, plus natural gas storage, treating and processing facilities, through which natural gas is gathered, transported, stored, treated, processed and sold;

▪
CO2—KMP—which produces, markets and transports, through approximately 2,000 miles of pipelines, carbon dioxide to oil fields that use carbon dioxide to increase production of oil; owns interests in and/or operates eight oil fields in West Texas; and owns and operates a 450-mile crude oil pipeline system in West Texas;

▪
Terminals—KMP— which consists of approximately 115 owned or operated liquids and bulk terminal facilities and approximately 35 rail transloading and materials handling facilities located throughout the United States and portions of Canada, which together transload, store and deliver a wide variety of bulk, petroleum, petrochemical and other liquids products for customers across the United States and Canada;

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

▪
Kinder Morgan Canada—KMP—which transports crude oil and refined petroleum products through over 2,500 miles of pipelines from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States; plus five associated product terminal facilities; and

▪
NGPL PipeCo LLC—which consists of our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America LLC and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate.  Prior to February 15, 2008, we owned 100% of NGPL PipeCo LLC.

During the historical periods prior to 2011 presented in this report, we had a business segment referred to as Power, which consisted of our ownership of natural gas-fired electric generation facilities.  On October 22, 2010, we sold our facility located in Michigan, referred to as Triton Power, for approximately $15.0 million in cash, and as a result, we no longer report Power as a business segment.

Products Pipelines—KMP

The Products Pipelines—KMP segment consists of KMP’s refined petroleum products and natural gas liquids pipelines and their associated terminals, Southeast terminals, and its transmix processing facilities.

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

The Pacific operations serve six western states with approximately 2,500 miles of refined petroleum products pipelines and related terminal facilities that provide refined products to major population centers in the United States, including California; Las Vegas and Reno, Nevada; and the Phoenix-Tucson, Arizona corridor.  In 2011, the Pacific operations’ mainline pipeline system transported approximately 1,071,400 barrels per day of refined products, with the product mix being approximately 59% gasoline, 24% diesel fuel, and 17% jet fuel.

The Calnev pipeline system consists of two parallel 248-mile, 14-inch and 8-inch diameter pipelines that run from KMP’s facilities at Colton, California to Las Vegas, Nevada.  The pipeline serves the Mojave Desert through deliveries to a terminal at Barstow, California and two nearby major railroad yards.  It also serves Nellis Air Force Base, located in Las Vegas, and also includes approximately 55 miles of pipeline serving Edwards Air Force Base in California.  In 2011, the Calnev pipeline system transported approximately 118,800 barrels per day of refined products, with the product mix being approximately 41% gasoline, 33% diesel fuel, and 26% jet fuel.

The West Coast Products Pipelines operations include 15 truck-loading terminals (13 on the Pacific operations and two on Calnev) with an aggregate usable tankage capacity of approximately 15.3 million barrels.  The truck terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.

The West Coast Terminals are fee-based terminals located in the Seattle, Portland, San Francisco and Los Angeles areas along the west coast of the United States with a combined total capacity of approximately 9.1 million barrels of storage for both petroleum products and chemicals. KMP’s West Coast Products Pipelines and associated West Coast Terminals together handled 17.6 million barrels of ethanol in 2011.

Combined, the West Coast Products Pipelines operations’ pipelines transport approximately 1.2 million barrels per day of refined petroleum products, providing pipeline service to approximately 29 customer-owned terminals, 11 commercial airports and 15 military bases.  The pipeline systems serve approximately 70 shippers in the refined petroleum products market, the largest customers being major petroleum companies, independent refiners, and the United States military.  The majority of refined products supplied to the West Coast Product Pipelines come from the major refining centers around Los Angeles, San Francisco, West Texas and Puget Sound, as well as from waterborne terminals and connecting pipelines located near these refining centers.

Plantation Pipe Line Company

KMP owns approximately 51% of Plantation Pipe Line Company, the sole owner of the approximately 3,100-mile refined petroleum products Plantation pipeline system serving the southeastern United States.  KMP operates the system

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

pursuant to agreements with Plantation and its wholly-owned subsidiary, Plantation Services LLC.  The Plantation pipeline system originates in Louisiana and terminates in the Washington, D.C. area.  It connects to approximately 130 shipper delivery terminals throughout eight states and serves as a common carrier of refined petroleum products to various metropolitan areas, including Birmingham, Alabama; Atlanta, Georgia; Charlotte, North Carolina; and the Washington, D.C. area.  An affiliate of ExxonMobil Corporation owns the remaining approximately 49% ownership interest, and ExxonMobil has historically been one of the largest shippers on the Plantation system both in terms of volumes and revenues.  In 2011, Plantation delivered approximately 518,000 barrels per day of refined petroleum products, with the product mix being approximately 67% gasoline, 20% diesel fuel, and 13% jet fuel.

Products shipped on Plantation originate at various Gulf Coast refineries from which major integrated oil companies and independent refineries and wholesalers ship refined petroleum products, from other products pipeline systems, and via marine facilities located along the Mississippi River.  Plantation ships products for approximately 30 companies to terminals throughout the southeastern United States.  Plantation’s principal customers are Gulf Coast refining and marketing companies, and fuel wholesalers.

Central Florida Pipeline

KMP’s Central Florida pipeline system consists of a 110-mile, 16-inch diameter pipeline that transports gasoline and ethanol, and an 85-mile, 10-inch diameter pipeline that transports diesel fuel and jet fuel from Tampa to Orlando. KMP Central Florida pipeline operations also include two separate liquids terminals located in Tampa and Taft, Florida, which KMP owns and operates.

In addition to being connected to the Tampa terminal, KMP’s Central Florida pipeline system is connected to terminals owned and operated by TransMontaigne, Citgo, BP, and Marathon Petroleum.  The 10-inch diameter pipeline is connected to KMP’s Taft terminal (located near Orlando), has an intermediate delivery point at Intercession City, Florida, and is also the sole pipeline supplying jet fuel to the Orlando International Airport in Orlando, Florida.  In 2011, the pipeline system transported approximately 93,000 barrels per day of refined products, with the product mix being approximately 69% gasoline and ethanol, 11% diesel fuel, and 20% jet fuel.

KMP’s Tampa terminal contains approximately 1.6 million barrels of refined products storage capacity and is connected to two ship dock facilities in the Port of Tampa.  KMP’s Taft terminal contains approximately 0.8 million barrels of storage capacity, for gasoline, ethanol, and diesel fuel for further movement into trucks.

Cochin Pipeline System

KMP’s Cochin pipeline system consists of an approximately 1,900-mile, 12-inch diameter multi-product pipeline operating between Fort Saskatchewan, Alberta and Windsor, Ontario, along with five terminals.  The pipeline operates on a batched basis and has an estimated system capacity of approximately 70,000 barrels per day.  It includes 31 pump stations spaced at 60 mile intervals and five United States propane terminals.  Underground storage is available at Fort Saskatchewan, Alberta and Windsor, Ontario through third parties.  The pipeline traverses three provinces in Canada and seven states in the United States and can transport propane, butane and natural gas liquids to the midwestern United States and eastern Canadian petrochemical and fuel markets.  In 2011, the pipeline system transported approximately 26,500 barrels per day of propane, and in 2012, KMP expects to begin transporting additional natural gas liquids products.

Cypress Pipeline

KMP owns 50% of Cypress Interstate Pipeline LLC, the sole owner of the Cypress pipeline system.  KMP operates the system pursuant to a long-term agreement.  The Cypress pipeline is an interstate common carrier natural gas liquids pipeline originating at storage facilities in Mont Belvieu, Texas and extending 104 miles east to a connection with Westlake Chemical Corporation, a major petrochemical producer in the Lake Charles, Louisiana area.  Mont Belvieu, located approximately 20 miles east of Houston, is the largest hub for natural gas liquids gathering, transportation, fractionation and storage in the United States.  The Cypress pipeline system has a current capacity of approximately 55,000 barrels per day for natural gas liquids.  In 2011, the system transported approximately 45,000 barrels per day.

Southeast Terminals

KMP’s Southeast terminal operations consist of 27 high-quality, liquid petroleum products terminals located along the Plantation/Colonial pipeline corridor in the Southeastern United States.  The marketing activities of the Southeast terminal operations are focused on the Southeastern United States from Mississippi through Virginia, including Tennessee.  The primary function involves the receipt of petroleum products from common carrier pipelines, short-term

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

storage in terminal tankage, and subsequent loading onto tank trucks. Combined, the Southeast terminals have a total storage capacity of approximately 9.1 million barrels.  In 2011, these terminals transferred approximately 353,000 barrels of refined products per day and together handled 9.2 million barrels of ethanol.

Transmix Operations

KMP’s Transmix operations include the processing of petroleum pipeline transmix, a blend of dissimilar refined petroleum products that have become co-mingled in the pipeline transportation process.  During pipeline transportation, different products are transported through the pipelines abutting each other, and generate a volume of different mixed products called transmix.  KMP processes and separates pipeline transmix into pipeline-quality gasoline and light distillate products at six separate processing facilities located in Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; Indianola, Pennsylvania; Wood River, Illinois; and Greensboro, North Carolina.  Combined, KMP’s transmix facilities processed approximately 10.6 million barrels of transmix in 2011.

Competition

KMP’s Products Pipelines’ pipeline operations compete against proprietary pipelines owned and operated by major oil companies, other independent products pipelines, trucking and marine transportation firms (for short-haul movements of products) and railcars.  KMP’s Products Pipelines’ terminal operations compete with proprietary terminals owned and operated by major oil companies and other independent terminal operators, and its transmix operations compete with refineries owned by major oil companies and independent transmix facilities.

Natural Gas Pipelines—KMP

The Natural Gas Pipelines—KMP business segment contains both interstate and intrastate pipelines.  Its primary businesses consist of natural gas sales, transportation, storage, gathering, processing and treating.  Within this segment, KMP owns approximately 16,200 miles of natural gas pipelines and associated storage and supply lines that are strategically located at the center of the North American pipeline grid.  KMP’s transportation network provides access to the major gas supply areas in the western United States, Texas and the Midwest, as well as major consumer markets.

Texas Intrastate Natural Gas Pipeline Group and Other

Texas Intrastate Natural Gas Pipeline Group

The Texas intrastate natural gas pipeline group, which operates primarily along the Texas Gulf Coast, consists of the following four natural gas pipeline systems: (i) Kinder Morgan Texas Pipeline; (ii) Kinder Morgan Tejas Pipeline; (iii) Mier-Monterrey Mexico Pipeline; and (iv) Kinder Morgan North Texas Pipeline.

The two largest systems in the group are the Kinder Morgan Texas Pipeline and the Kinder Morgan Tejas Pipeline.  These pipelines essentially operate as a single pipeline system, providing customers and suppliers with improved flexibility and reliability.  The combined system includes approximately 6,000 miles of intrastate natural gas pipelines with a peak transport and sales capacity of approximately 5.5 billion cubic feet per day of natural gas and approximately 144 billion cubic feet of on-system natural gas storage capacity, including 11 billion cubic feet contracted from a third party (which will be reduced to 5 billion cubic feet in April 2012).  In addition, the combined system (i) has facilities to both treat approximately 180 million cubic feet per day of natural gas for carbon dioxide and hydrogen sulfide removal, and to process approximately 65 million cubic feet per day of natural gas for liquids extraction and (ii) holds contractual rights to process natural gas at certain third party facilities.

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

The Kinder Morgan North Texas Pipeline consists of an 82-mile pipeline that transports natural gas from an interconnect with the facilities of Natural Gas Pipeline Company of America LLC (a 20%-owned equity investee of KMI and referred to in this report as NGPL) in Lamar County, Texas to a 1,750-megawatt electricity generating facility located in Forney, Texas, 15 miles east of Dallas, Texas.  It has the capacity to transport 325 million cubic feet per day of natural gas and is fully subscribed under a long-term contract that expires in 2032.  The system is bi-directional, permitting deliveries of additional supply from the Barnett Shale area to NGPL’s pipeline as well as power plants in the area.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Texas is one of the largest natural gas consuming states in the country.  The natural gas demand profile in the Texas intrastate natural gas pipeline group’s market area is primarily composed of industrial (including on-site cogeneration facilities), merchant and utility power, and local natural gas distribution consumption.  The industrial demand is primarily year-round load.  Merchant and utility power demand peaks in the summer months and is complemented by local natural gas distribution demand that peaks in the winter months.

Collectively, the Texas intrastate natural gas pipeline system primarily serves the Texas Gulf Coast by selling, transporting, processing and treating natural gas from multiple onshore and offshore supply sources to serve the Houston/Beaumont/Port Arthur/Austin industrial markets, local natural gas distribution utilities, electric utilities and merchant power generation markets.  It serves as a buyer and seller of natural gas, as well as a transporter of natural gas.  In 2011, the four natural gas pipeline systems in the Texas intrastate group provided an average of approximately 2.23 billion cubic feet per day of natural gas transport services.  The Texas intrastate group also sold approximately 804.7 billion cubic feet of natural gas in 2011.

The purchases and sales of natural gas are primarily priced with reference to market prices in the consuming region of the system.  The difference between the purchase and sale prices is the rough equivalent of a transportation fee and fuel costs.  Generally, KMP purchases natural gas directly from producers with reserves connected to its intrastate natural gas system in South Texas, East Texas, West Texas, and along the Texas Gulf Coast.  In addition, the Texas intrastate group also purchases gas at interconnects with third-party interstate and intrastate pipelines.  While the Texas intrastate group does not produce gas, it does maintain an active well connection program in order to offset natural declines in production along its system and to secure supplies for additional demand in its market area.  The Texas intrastate system has access to both onshore and offshore sources of supply, and is well positioned to interconnect with liquefied natural gas projects currently under development by others along the Texas Gulf Coast.  The Texas intrastate group also has access to markets within and outside of Texas through interconnections with numerous interstate natural gas pipelines.

Kinder Morgan Treating L.P.

KMP’s subsidiary, Kinder Morgan Treating, L.P., owns and operates (or leases to producers for operation) treating plants that remove impurities (such as carbon dioxide and hydrogen sulfide) and hydrocarbon liquids from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  Additionally, its subsidiary KM Treating Production LLC designs, constructs, and sells custom and stock natural gas treating plants.  Combined, KMP’s rental fleet of treating assets include approximately 213 natural gas amine-treating plants, approximately 56 hydrocarbon dew point control plants, and more than 140 mechanical refrigeration units that are used to remove impurities and hydrocarbon liquids from natural gas streams prior to entering transmission pipelines.

In addition, on November 30, 2011, KMP acquired certain natural gas treating assets from SouthTex Treaters, Inc., a leading manufacturer, designer and fabricator of natural gas treating plants.  Further information about this acquisition is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP.”

KinderHawk Field Services LLC and EagleHawk Field Services LLC

On July 1, 2011, KMP acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC that KMP did not already own and a 25% equity ownership interest in EagleHawk Field Services LLC.  Further information about this acquisition is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP.” On August 25, 2011, mining and oil company BHP Billiton completed its previously announced acquisition of Petrohawk Energy Corporation through a short-form merger under Delaware law.  The merger was closed with Petrohawk being the surviving corporation as a wholly owned subsidiary of BHP Billiton.  The acquisition will not affect the terms of KMP’s contracts with Petrohawk.

KinderHawk Field Services LLC gathers and treats natural gas in the Haynesville shale gas formation located in northwest Louisiana.  Its assets currently consist of more than 450 miles of natural gas gathering pipeline currently in service, with average throughput of approximately 1.1 billion cubic feet per day of natural gas.  Ultimately, KinderHawk is expected to have approximately 2.0 billion cubic feet per day of throughput capacity, which will make it one of the largest natural gas gathering and treating systems in the United States.  Additionally, the system’s natural gas amine treating plants have a current capacity of approximately 2,600 gallons per minute.

KinderHawk owns life of lease dedications to gather and treat all of Petrohawk’s operated Haynesville and Bossier shale gas production in northwest Louisiana at agreed upon rates, as well as minimum volume commitments from Petrohawk for a five year term that expires in May 2015.  During 2011, KinderHawk executed firm gathering and treating

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

agreements with a third-party producer for the long-term dedication of five sections.  KinderHawk also holds additional third-party gas gathering and treating commitments.  In total, these contracts provide for the dedication of 36 sections, from four shippers, for three to ten years.

EagleHawk Field Services LLC provides natural gas gathering and treating services in the Eagle Ford shale formation in South Texas.  Petrohawk operates EagleHawk Field Services LLC and owns the remaining 75% ownership interest.  EagleHawk owns two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of the Eagle Ford shale formation and combined, its assets consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate lines.  It also has a life of lease dedication of Petrohawk’s Eagle Ford reserves that will provide Petrohawk and other Eagle Ford producers with natural gas and condensate gathering, treating and condensate stabilization services.

Endeavor Gathering LLC

KMP owns a 40% equity interest in Endeavor Gathering LLC, which provides natural gas gathering service to GMX Resources’ exploration and production activities in its Cotton Valley Sands and Haynesville/Bossier Shale horizontal well developments located in East Texas.  GMX Resources, Inc. operates and owns the remaining 60% ownership interest in Endeavor Gathering LLC.  Endeavor’s gathering system consists of over 100 miles of gathering lines and 25,000 horsepower of compressors that collect and compress natural gas from GMX Resources’ operated natural gas production from wells located in its core area.  The natural gas gathering system has takeaway capacity of approximately 115 million cubic feet per day.

Eagle Ford Gathering LLC

KMP owns a 50% equity interest in Eagle Ford Gathering LLC, which provides natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford shale gas formation in south Texas.  Further information about Eagle Ford Gathering LLC is discussed above in “—(a) General Development of Business—Recent Developments—Natural Gas Pipelines—KMP.”

Upstream Operations

KMP’s Natural Gas Pipelines’ upstream operations consist of its Casper and Douglas, Wyoming natural gas processing operations and its 49% ownership interest in the Red Cedar Gas Gathering Company.  KMP owns and operates its Casper and Douglas, Wyoming natural gas processing plants, and combined, these plants have the capacity to process up to 185 million cubic feet per day of natural gas depending on raw gas quality.  Casper and Douglas are the only natural gas processing plants which provide straddle processing of natural gas flowing into KMP’s Kinder Morgan Interstate Gas Transmission LLC pipeline system.  KMP also owns the operations of a carbon dioxide/sulfur treating facility located in the West Frenchie Draw field of the Wind River Basin of Wyoming, and includes this facility as part of its Casper and Douglas operations.  The West Frenchie Draw treating facility has a capacity of 50 million cubic feet per day of natural gas.

KMP owns a 49% equity interest in the Red Cedar Gathering Company, a joint venture organized in August 1994 and referred to in this report as Red Cedar.  Red Cedar owns and operates natural gas gathering, compression and treating facilities in the Ignacio Blanco Field in La Plata County, Colorado.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar’s natural gas gathering system currently consists of approximately 750 miles of gathering pipeline connecting more than 900 producing wells, 104,600 horsepower of compression at 22 field compressor stations and three carbon dioxide treating plants.  The capacity and throughput of the Red Cedar gathering system is approximately 600 million cubic feet per day of natural gas.

Western Interstate Natural Gas Pipeline Group

KMP’s Western interstate natural gas pipeline group, which operates primarily along the Rocky Mountain region of the Western portion of the United States, consists of the following three natural gas pipeline systems (i) Kinder Morgan Interstate Gas Transmission Pipeline; (ii) TransColorado Pipeline; and (iii) KMP’s 50% ownership interest in the Rockies Express Pipeline.

Kinder Morgan Interstate Gas Transmission LLC

KMP’s subsidiary, Kinder Morgan Interstate Gas Transmission LLC, referred to in this report as KMIGT, owns approximately 5,100 miles of transmission lines in Wyoming, Colorado, Kansas, Missouri and Nebraska.  The KMIGT pipeline system is powered by 23 transmission and storage compressor stations having approximately 155,000

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

horsepower.  KMIGT also owns the Huntsman natural gas storage facility, located in Cheyenne County, Nebraska, which has approximately 35 billion cubic feet of total capacity, consisting of 15 billion cubic feet of working capacity and 20 billion cubic feet of cushion gas.  KMIGT has 11 billion cubic feet of firm capacity commitments and provides for withdrawals of up to 179 million cubic feet of natural gas per day.

Under transportation agreements and FERC tariff provisions, KMIGT offers its customers firm and interruptible transportation and storage services, including no-notice service and park and loan services.  KMIGT also has the authority to make gas purchases and sales, as needed for system operations, pursuant to its currently effective FERC natural gas tariff.  The KMIGT system also offers its Cheyenne Market Center service, which provides nominated storage and transportation service between its Huntsman storage field and multiple interconnecting pipelines at the Cheyenne Hub, located in Weld County, Colorado.  Additionally, the KMIGT pipeline system includes the Colorado Lateral, which is a 41-mile, 12-inch pipeline extending from the Cheyenne Hub southward to the Greeley, Colorado area.  In 2011, KMIGT transported an average of approximately 451 million cubic feet per day of natural gas.

TransColorado Gas Transmission Company LLC

KMP’s subsidiary, TransColorado Gas Transmission Company LLC, referred to in this report as TransColorado, owns a 300-mile interstate natural gas pipeline that extends from approximately 20 miles southwest of Meeker, Colorado to the Blanco Hub near Bloomfield, New Mexico.  It has multiple points of interconnection with various interstate and intrastate pipelines, gathering systems, and local distribution companies.  The TransColorado pipeline system is powered by eight compressor stations having an aggregate of approximately 39,000 horsepower.  The system has a pipeline capacity of 1.0 billion cubic feet per day of natural gas and it has the ability to flow gas south or north.  In 2011, KMP’s TransColorado pipeline system transported an average of approximately 420 million cubic feet per day of natural gas.

The TransColorado pipeline system receives natural gas from a single coal seam natural gas treating plant, located in the San Juan Basin of Colorado, and from pipeline, processing plant and gathering system interconnections within the Paradox and Piceance Basins of western Colorado.  It provides transportation services to third-party natural gas producers, marketers, gathering companies, local distribution companies and other shippers.  Pursuant to transportation agreements and FERC tariff provisions, TransColorado offers its customers firm and interruptible transportation and interruptible park and loan services.  TransColorado also has the authority to negotiate rates with customers if it has first offered service to those customers under its reservation and commodity charge rate structure.

Rockies Express Pipeline

KMP operates and owns 50% of the 1,679-mile Rockies Express natural gas pipeline system, one of the largest natural gas pipelines constructed in North America in the last 25 years.  The Rockies Express system consists of the following three pipeline segments: (i) a 327-mile pipeline that extends from the Meeker Hub in northwest Colorado, across southern Wyoming to the Cheyenne Hub in Weld County, Colorado; (ii) a 713-mile pipeline from the Cheyenne Hub to an interconnect in Audrain County, Missouri; and (iii) a 639-mile pipeline from Audrain County, Missouri to Clarington, Ohio.  KMP’s ownership is through its 50% equity interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express pipeline system.  Sempra Pipelines & Storage, a unit of Sempra Energy, and ConocoPhillips each own 25% of Rockies Express Pipeline LLC.

The Rockies Express pipeline system is powered by 18 compressor stations totaling approximately 427,000 horsepower.  The system is capable of transporting 2.0 billion cubic feet per day of natural gas from Meeker, Colorado to the Cheyenne Market Hub in northeastern Colorado and 1.8 billion cubic feet per day from the Cheyenne Hub to the Clarington Hub in Monroe County in eastern Ohio.  Capacity on the Rockies Express system is nearly fully contracted under ten year firm service agreements with producers from the Rocky Mountain supply basin.  These agreements provide the pipeline with fixed monthly reservation revenues for the primary term of such contracts through 2019, with the exception of one agreement representing approximately 10% of the pipeline capacity that grants a shipper the one-time option to terminate effective late 2014.  With its connections to numerous other pipeline systems along its route, the Rockies Express system has access to almost all of the major gas supply basins in Wyoming, Colorado and eastern Utah.  Rockies Express is capable of delivering gas to multiple markets along its pipeline system, primarily through interconnects with other interstate pipeline companies and direct connects to local distribution companies.

Central Interstate Natural Gas Pipeline Group

KMP’s Central interstate natural gas pipeline group, which operates primarily in the Mid-Continent region of the United States, consists of the following four natural gas pipeline systems: (i) Trailblazer Pipeline; (ii) Kinder Morgan Louisiana Pipeline; (iii) KMP’s 50% ownership interest in the Midcontinent Express Pipeline; and (iv) KMP’s 50%

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

ownership interest in the Fayetteville Express Pipeline.

Trailblazer Pipeline Company LLC

KMP’s subsidiary, Trailblazer Pipeline Company LLC, referred to in this report as Trailblazer, owns the 436-mile Trailblazer natural gas pipeline system.  The Trailblazer pipeline system originates at an interconnection with Wyoming Interstate Company Ltd.’s pipeline system near Rockport, Colorado and runs through southeastern Wyoming to a terminus near Beatrice, Nebraska where it interconnects with NGPL’s and Northern Natural Gas Company’s pipeline systems.  NGPL manages, maintains and operates the Trailblazer system for KMP, for which it is reimbursed at cost.  Trailblazer offers its customers firm and interruptible transportation, and in 2011, it transported an average of approximately 717 million cubic feet per day of natural gas.  All of the system’s firm transport capacity is currently subscribed.

Kinder Morgan Louisiana Pipeline

KMP’s subsidiary, Kinder Morgan Louisiana Pipeline LLC owns the Kinder Morgan Louisiana natural gas pipeline system.  The pipeline system provides approximately 3.2 billion cubic feet per day of take-away natural gas capacity from the Cheniere Sabine Pass liquefied natural gas terminal located in Cameron Parish, Louisiana, and transports natural gas to various delivery points located in Cameron, Calcasieu, Jefferson Davis, Acadia, and Evangeline parishes in Louisiana. The system capacity is fully supported by 20 year take-or-pay customer commitments with Chevron and Total that expire in 2029.  The Kinder Morgan Louisiana pipeline system consists of two segments.  The first is a 132-mile, 42-inch diameter pipeline with firm capacity of approximately 2.0 billion cubic feet per day of natural gas that extends from the Sabine Pass terminal to a point of interconnection with an existing Columbia Gulf Transmission line in Evangeline Parish, Louisiana (an offshoot consists of approximately 2.3 miles of 24-inch diameter pipeline extending away from the 42-inch diameter line to the Florida Gas Transmission Company compressor station located in Acadia Parish, Louisiana).  The second segment is a one-mile, 36-inch diameter pipeline with firm capacity of approximately 1.2 billion cubic feet per day that extends from the Sabine Pass terminal and connects to NGPL’s natural gas pipeline. In 2011, KMP’s Kinder Morgan Louisiana pipeline system transported an average of approximately 21 million cubic feet per day of natural gas.

Midcontinent Express Pipeline LLC

KMP owns a 50% interest in Midcontinent Express Pipeline LLC, the sole owner of the approximate 500-mile Midcontinent Express natural gas pipeline system.  KMP also operates the Midcontinent Express pipeline system.  Regency Midcontinent Express LLC owns the remaining 50% ownership interest.  The Midcontinent Express pipeline system originates near Bennington, Oklahoma and extends eastward through Texas, Louisiana, and Mississippi, and terminates at an interconnection with the Transco Pipeline near Butler, Alabama.  It interconnects with numerous major pipeline systems and provides an important infrastructure link in the pipeline system moving natural gas supply from newly developed areas in Oklahoma and Texas into the United States’ eastern markets.

The pipeline system is comprised of approximately 30-miles of 30-inch diameter pipe, 275-miles of 42-inch diameter pipe and 197-miles of 36-inch diameter pipe.  Midcontinent Express also has four compressor stations and one booster station totaling approximately 144,500 horsepower.  It has two rate zones: (i) Zone 1 (which has a capacity of 1.8 billion cubic feet per day) beginning at Bennington and extending to an interconnect with Columbia Gulf Transmission near Delhi, in Madison Parish Louisiana and (ii) Zone 2 (which has a capacity of 1.2 billion cubic feet per day) beginning at Delhi and terminating at an interconnection with Transco Pipeline near the town of Butler in Choctaw County, Alabama.  Capacity on the  Midcontinent Express system is  99% contracted under long-term firm service agreements that expire between 2012 and 2021.  The majority of volume is contracted to producers moving supply from the Barnett shale and Oklahoma supply basins.

Fayetteville Express Pipeline LLC

KMP owns a 50% interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system.  The 187-mile Fayetteville Express pipeline system originates in Conway County, Arkansas, continues eastward through White County, Arkansas, and terminates at an interconnect with Trunkline Gas Company’s pipeline in Panola County, Mississippi.  The system also interconnects with NGPL’s pipeline in White County, Arkansas, Texas Gas Transmission’s pipeline in Coahoma County, Mississippi, and ANR Pipeline Company’s pipeline in Quitman County, Mississippi.  On January 1, 2011, Fayetteville Express Pipeline LLC began firm contact pipeline transportation service to its customers.  Capacity on the Fayetteville Express system is over 90% contracted under long-term firm service agreements.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Competition

The market for supply of natural gas is highly competitive, and new pipelines are currently being built to serve the growing demand for natural gas in each of the markets served by the pipelines in the Natural Gas Pipelines—KMP business segment.  These operations compete with interstate and intrastate pipelines, and their shippers, for attachments to new markets and supplies and for transportation, processing and treating services.  KMP believes the principal elements of competition in its various markets are transportation rates, terms of service and flexibility and reliability of service.  From time to time, other pipeline projects are proposed that would compete with KMP’s pipelines, and some proposed pipelines may deliver natural gas to markets it serves from new supply sources closer to those markets.  KMP does not know whether or when any such projects would be built, or the extent of their impact on its operations or profitability.

Shippers on KMP’s natural gas pipelines compete with other forms of energy available to their natural gas customers and end users, including electricity, coal, propane and fuel oils.  Several factors influence the demand for natural gas, including price changes, the availability of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the ability to convert to alternative fuels and weather.

CO2—KMP

The CO2—KMP business segment consists of Kinder Morgan CO2 Company, L.P. and its consolidated affiliates, collectively referred to in this report as KMCO2.  The CO2—KMP business segment produces, transports, and markets carbon dioxide for use in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.  KMCO2’s carbon dioxide pipelines and related assets allow it to market a complete package of carbon dioxide supply, transportation and technical expertise to its customers.  KMCO2 also holds ownership interests in several oil-producing fields and owns a crude oil pipeline, all located in the Permian Basin region of West Texas.

Oil and Gas Producing Activities

Oil Producing Interests

KMCO2 holds ownership interests in oil-producing fields located in the Permian Basin of West Texas, including: (i) an approximate 97% working interest in the SACROC unit; (ii) an approximate 50% working interest in the Yates unit; (iii) an approximate 21% net profits interest in the H.T. Boyd unit; (iv) an approximate 65% working interest in the Claytonville unit; (v) an approximate 99% working interest in the Katz Strawn unit; and (vi) lesser interests in the Sharon Ridge unit, the Reinecke unit and the MidCross unit.

The SACROC unit is one of the largest and oldest oil fields in the United States using carbon dioxide flooding technology.  The field is comprised of approximately 56,000 acres located in the Permian Basin in Scurry County, Texas.  KMCO2 has expanded the development of the carbon dioxide project initiated by the previous owners and increased production and ultimate oil recovery over the last several years.  In 2011, the average purchased carbon dioxide injection rate at SACROC was 154 million cubic feet per day.  The average oil production rate for 2011 was approximately 28,600 barrels of oil per day (23,800 net barrels to KMCO2 per day).

The Yates unit is also one of the largest oil fields ever discovered in the United States.  The field is comprised of approximately 26,000 acres located about 90 miles south of Midland, Texas.  KMCO2’s plan over the last several years has been to maintain overall production levels and increase ultimate recovery from Yates by combining horizontal drilling with carbon dioxide injection to ensure a relatively steady production profile over the next several years.  In 2011, the average purchased carbon dioxide injection rate at SACROC was 107 million cubic feet per day, and during 2011, the Yates unit produced approximately 21,700 barrels of oil per day (9,600 net barrels to KMCO2 per day).

KMCO2 also operates and owns an approximate 65% gross working interest in the Claytonville oil field unit and operates and owns an approximate 99% working interest in the Katz Strawn unit, both located in the Permian Basin area of West Texas.  The Claytonville unit is located nearly 30 miles east of the SACROC unit, in Fisher County, Texas.  The unit produced approximately 200 gross barrels of oil per day during 2011 (100 net barrels to KMCO2 per day).  During 2011, the Katz Strawn unit produced approximately 500 barrels of oil per day (400 net barrels to KMCO2 per day).  In 2011, the average purchased carbon dioxide injection rate at the Katz Strawn unit was 46 million cubic feet per day.

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which KMP owned interests as of December 31, 2011.  The oil and gas producing fields in which KMP owns interests are located in the Permian Basin area of West Texas.  When used with respect to acres or wells, “gross” refers to the total acres or wells

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

in which KMP has a working interest, and “net” refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by it:

	Productive Wells (a)		Service Wells (b)		Drilling Wells (c)
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,191	1,358	919	699	3	3
Natural Gas	5	2	-	-	-	-
Total Wells	2,196	1,360	919	699	3	3
____________

(a)	Includes active wells and wells temporarily shut-in. As of December 31, 2011, KMP did not operate any productive wells with multiple completions.
(b)
Consists of injection, water supply, disposal wells and service wells temporarily shut-in.  A disposal well is used for disposal of salt water into an underground formation; an injection well is a well drilled in a known oil field in order to inject liquids that enhance recovery.

(c)	Consists of development wells in the process of being drilled as of December 31, 2011. A development well is a well drilled in an already discovered oil field.

The following table reflects KMP’s net productive and dry wells that were completed in each of the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Productive
Development	85	70	42
Exploratory	-	-	-
Dry
Development	-	-	-
Exploratory	-	-	-
Total Wells	85	70	42
____________

Note:
The above table includes wells that were completed during each year regardless of the year in which drilling was initiated, and does not include any wells where drilling operations were not completed as of the end of the applicable year.  A development well is a well drilled in an already discovered oil field.

The following table reflects the developed and undeveloped oil and gas acreage that KMP held as of December 31, 2011:

	Gross	Net
Developed Acres	74,240	69,558
Undeveloped Acres	8,788	8,129
Total	83,028	77,687
____________

Note:	As of December 31, 2011, KMP has no material amount of acreage expiring in the next three years.

See Note 21 to our consolidated financial statements included elsewhere in this report for additional information with respect to operating statistics and supplemental information on KMP’s oil and gas producing activities.

Gas and Gasoline Plant Interests

KMCO2 operates and owns an approximate 22% working interest plus an additional 28% net profits interest in the Snyder gasoline plant.  KMCO2 also operates and owns a 51% ownership interest in the Diamond M gas plant and a 100% ownership interest in the North Snyder plant, all of which are located in the Permian Basin of West Texas.  The Snyder gasoline plant processes natural gas produced from the SACROC unit and neighboring carbon dioxide projects, specifically the Sharon Ridge and Cogdell units, all of which are located in the Permian Basin area of West Texas.  The Diamond M and the North Snyder plants contract with the Snyder plant to process natural gas.  Production of natural gas liquids at the Snyder gasoline plant during 2011 averaged approximately 16,600 gross barrels per day (8,300 net barrels to KMCO2 per day excluding the value associated to KMCO2‘s 28% net profits interest).

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Sales and Transportation Activities

Carbon Dioxide Reserves

KMCO2 owns approximately 45% of, and operates, the McElmo Dome unit in Colorado, which contains more than 6.6 trillion cubic feet of recoverable carbon dioxide.  It also owns approximately 87% of, and operates, the Doe Canyon Deep unit in Colorado, which contains more than 870 billion cubic feet of carbon dioxide.  For both units combined, compression capacity exceeds 1.4 billion cubic feet per day of carbon dioxide and during 2011, the two units produced approximately 1.25 billion cubic feet per day of carbon dioxide.

KMCO2 also owns approximately 11% of the Bravo Dome unit in New Mexico.  The Bravo Dome unit contains more than 800 billion cubic feet of recoverable carbon dioxide and produced approximately 300 million cubic feet of carbon dioxide per day in 2011.

KMP’s principal market for carbon dioxide is for injection into mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

Carbon Dioxide Pipelines

As a result of KMP’s 50% ownership interest in Cortez Pipeline Company, it owns a 50% equity interest in and operates the approximate 500-mile Cortez pipeline.  The pipeline carries carbon dioxide from the McElmo Dome and Doe Canyon source fields near Cortez, Colorado to the Denver City, Texas hub.  The Cortez pipeline transports over 1.2 billion cubic feet of carbon dioxide per day.  The tariffs charged by the Cortez pipeline are not regulated, but are based on a consent decree.

KMCO2’s Central Basin pipeline consists of approximately 143 miles of mainline pipe and 177 miles of lateral supply lines located in the Permian Basin between Denver City, Texas and McCamey, Texas.  The pipeline has an ultimate throughput capacity of 700 million cubic feet per day.  At its origination point in Denver City, the Central Basin pipeline interconnects with all three major carbon dioxide supply pipelines from Colorado and New Mexico, namely the Cortez pipeline (operated by KMCO2) and the Bravo and Sheep Mountain pipelines (operated by Oxy Permian).  Central Basin’s mainline terminates near McCamey, where it interconnects with the Canyon Reef Carriers pipeline and the Pecos pipeline.  The tariffs charged by the Central Basin pipeline are not regulated.

KMCO2’s Centerline carbon dioxide pipeline consists of approximately 113 miles of pipe located in the Permian Basin between Denver City, Texas and Snyder, Texas.  The pipeline has a capacity of 300 million cubic feet per day.  The tariffs charged by the Centerline pipeline are not regulated.

KMCO2’s Eastern Shelf carbon dioxide pipeline, which consists of approximately 91 miles of pipe located in the Permian Basin, begins near Snyder, Texas and ends west of Knox City, Texas.  The pipeline has a current capacity of 70 million cubic feet per day, expandable to 200 million cubic feet per day in the future.  The Eastern Shelf Pipeline system is currently flowing 56 million cubic feet per day.  The tariffs charged on the Eastern Shelf pipeline are not regulated.

KMCO2 also owns a 13% undivided interest in the 218-mile, Bravo pipeline, which delivers carbon dioxide from the Bravo Dome source field in northeast New Mexico to the Denver City hub and has a capacity of more than 350 million cubic feet per day.  Tariffs on the Bravo pipeline are not regulated.  Occidental Petroleum (81%) and XTO Energy (6%) hold the remaining ownership interests in the Bravo pipeline.

In addition, KMCO2 owns approximately 98% of the Canyon Reef Carriers pipeline and approximately 69% of the Pecos pipeline.  The Canyon Reef Carriers pipeline extends 139 miles from McCamey, Texas, to the SACROC unit in the Permian Basin.  The pipeline has a capacity of approximately 270 million cubic feet per day and makes deliveries to the SACROC, Sharon Ridge, Cogdell and Reinecke units.  The Pecos pipeline is a 25-mile pipeline that runs from McCamey to Iraan, Texas.  It has a capacity of approximately 120 million cubic feet per day and makes deliveries to the Yates unit.  The tariffs charged on the Canyon Reef Carriers and Pecos pipelines are not regulated.

The principal market for transportation on KMP’s carbon dioxide pipelines is to customers, including itself, using carbon dioxide for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain strong for the next several years.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Crude Oil Pipeline

KMCO2’s owns the Kinder Morgan Wink Pipeline, a 450-mile Texas intrastate crude oil pipeline system consisting of three mainline sections, two gathering systems and numerous truck delivery stations.  The pipeline allows KMCO2 to better manage crude oil deliveries from its oil field interests in West Texas. KMCO2 has entered into a long-term throughput agreement with Western Refining Company, L.P. to transport crude oil into Western’s 120,000 barrel per day refinery located in El Paso, Texas.  The throughput agreement expires in 2034.  The 20-inch diameter pipeline segment that runs from Wink to El Paso, Texas has a total capacity of 130,000 barrels of crude oil per day, and it transported approximately 112,000 barrels of oil per day in 2011.  The Kinder Morgan Wink Pipeline is regulated by both the FERC and the Texas Railroad Commission.

Competition

KMP’s primary competitors for the sale of carbon dioxide include suppliers that have an ownership interest in McElmo Dome, Bravo Dome and Sheep Mountain carbon dioxide reserves, and Petro-Source Carbon Company, which gathers waste carbon dioxide from natural gas production in the Val Verde Basin of West Texas.  KMP’s ownership interests in the Central Basin, Cortez and Bravo pipelines are in direct competition with other carbon dioxide pipelines.  KMP also competes with other interest owners in the McElmo Dome unit and the Bravo Dome unit for transportation of carbon dioxide to the Denver City, Texas market area.

Terminals—KMP

The Terminals—KMP business segment includes the operations of KMP’s petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines—KMP business segment) and all of its coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities, including all transload, engineering, conveying and other in-plant services.  Combined, the segment is composed of approximately 115 owned or operated liquids and bulk terminal facilities and approximately 35 rail transloading and materials handling facilities.  The terminals are located throughout the United States and in portions of Canada. KMP believes the location of its facilities and its ability to provide flexibility to customers helps keep customers at KMP terminals and provides it opportunities for expansion.  KMP often classifies its terminal operations based on their handling of either liquids or bulk material products.

Liquids Terminals

KMP’s liquids terminals operations primarily store refined petroleum products, petrochemicals, ethanol, industrial chemicals and vegetable oil products in aboveground storage tanks and transfer products to and from pipelines, vessels, tank trucks, tank barges, and tank railcars.  Combined, KMP’s approximately 25 liquids terminals facilities possess liquids storage capacity of approximately 60.2 million barrels, and in 2011, these terminals handled approximately 616 million barrels of liquids products, including petroleum products, ethanol and chemicals.

Bulk Terminals

KMP’s bulk terminal operations primarily involve dry-bulk material handling services. KMP also provides conveyor manufacturing and installation, engineering and design services, and in-plant services covering material handling, conveying, maintenance and repair, truck-railcar-marine transloading, railcar switching and miscellaneous marine services.  KMP owns or operates approximately 90 dry-bulk terminals in the United States and Canada, and combined, its dry-bulk and material transloading facilities (described below) handled approximately 100.6 million tons of coal, petroleum coke, fertilizers, steel, ores and other dry-bulk materials in 2011.

Materials Services (rail transloading)

KMP’s materials services operations include rail or truck transloading shipments from one medium of transportation to another conducted at approximately 35 owned and non-owned facilities.  The Burlington Northern Santa Fe, CSX, Norfolk Southern, Union Pacific, Kansas City Southern and A&W railroads provide rail service for these terminal facilities.  Approximately 50% of the products handled are liquids, including an entire spectrum of liquid chemicals, and the rest are dry-bulk products.  Many of the facilities are equipped for bi-modal operation (rail-to-truck, and truck-to-rail) or connect via pipeline to storage facilities.  Several facilities provide railcar storage services.  KMP also designs and builds transloading facilities, performs inventory management services, and provides value-added services such as blending, heating and sparging.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

Competition

KMP is one of the largest independent operators of liquids terminals in the United States, based on barrels of liquids terminaling capacity.  KMP’s liquids terminals compete with other publicly or privately held independent liquids terminals, and terminals owned by oil, chemical and pipeline companies.  KMP’s bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminal services.  In some locations, KMP’s competitors are smaller, independent operators with lower cost structures.  KMP’s rail transloading (material services) operations compete with a variety of single- or multi-site transload, warehouse and terminal operators across the United States.  KMP’s ethanol rail transload operations compete with a variety of ethanol handling terminal sites across the United States, many offering waterborne service, truck loading, and unit train capability serviced by Class 1 rail carriers.

Kinder Morgan Canada—KMP

The Kinder Morgan Canada—KMP business segment includes the Trans Mountain pipeline system, KMP’s ownership of a one-third interest in the Express pipeline system, and the 25-mile Jet Fuel pipeline system.  The weighted average remaining life of the shipping contracts on these pipeline systems was approximately two years as of December 31, 2011.

Trans Mountain Pipeline System

The Trans Mountain pipeline system originates at Edmonton, Alberta and transports crude oil and refined petroleum products to destinations in the interior and on the west coast of British Columbia.  Trans Mountain’s pipeline is 715 miles in length. KMP also owns a connecting pipeline that delivers crude oil to refineries in the state of Washington.  The capacity of the line at Edmonton ranges from 300,000 barrels per day when heavy crude represents 20% of the total throughput (which is a historically normal heavy crude percentage), to 400,000 barrels per day with no heavy crude.  Trans Mountain is the sole pipeline carrying crude oil and refined petroleum products from Alberta to the west coast.  KMP believes these facilities provide it the opportunity to consider capacity expansions to the west coast, either in stages or as one project, as the market for offshore exports continues to develop.

In 2011, Trans Mountain delivered an average of 274,000 barrels per day.  The crude oil and refined petroleum products transported through Trans Mountain’s pipeline system originates in Alberta and British Columbia.  The refined and partially refined petroleum products transported to Kamloops, British Columbia and Vancouver originates from oil refineries located in Edmonton.  Petroleum products delivered through Trans Mountain’s pipeline system are used in markets in British Columbia, Washington State and elsewhere offshore.

Trans Mountain also operates a 5.3 mile spur line from its Sumas Pump Station to the U.S. – Canada international border where it connects with KMP’s approximate 63-mile, 16-inch to 20-inch diameter Puget Sound pipeline system.  The Puget Sound pipeline system in the state of Washington has a sustainable throughput capacity of approximately 135,000 barrels per day when heavy crude represents approximately 25% of throughput, and it connects to four refineries located in northwestern Washington State.  The volumes of crude oil shipped to the state of Washington fluctuate in response to the price levels of Canadian crude oil in relation to crude oil produced in Alaska and other offshore sources.

In January 2012, Trans Mountain completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement effective for the period beginning January 1, 2012 and ending December 31, 2012.  Trans Mountain anticipates National Energy Board approval in the second quarter of 2012.

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

The Express Pipeline is a 780-mile, 24-inch diameter pipeline that begins at the crude oil pipeline terminal at Hardisty, Alberta and terminates at the Casper, Wyoming facilities of the Platte Pipeline.  The Express Pipeline has a design capacity of 280,000 barrels per day.  Receipts at Hardisty averaged 175,000 barrels per day in 2011.

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

The Platte Pipeline is a 926-mile, 20-inch diameter pipeline that runs from the crude oil pipeline terminal at Casper, Wyoming to refineries and interconnecting pipelines in the Wood River, Illinois area.  The Platte Pipeline has a current capacity of approximately 150,000 barrels per day downstream of Casper, Wyoming and approximately 140,000 barrels per day downstream of Guernsey, Wyoming.  Platte deliveries averaged 148,000 barrels per day in 2011.

KMP also owns and operates the approximate 25-mile aviation fuel pipeline that serves the Vancouver International Airport, located in Vancouver, British Columbia, Canada.  The turbine fuel pipeline is referred to in this report as the Jet Fuel pipeline system.  In addition to its receiving and storage facilities located at the Westridge Marine terminal, located in Port Metro Vancouver, the Jet Fuel pipeline system’s operations include a terminal at the Vancouver airport that consists of five jet fuel storage tanks with an overall capacity of 15,000 barrels.

Competition.

Trans Mountain and the Express pipeline system are each one of several pipeline alternatives for western Canadian crude oil and refined petroleum production, and each competes against other pipeline providers.

NGPL PipeCo LLC

We own a 20% interest in NGPL PipeCo LLC and account for our interest as an equity method investment.  We continue to operate NGPL PipeCo LLC’s assets pursuant to an operations and reimbursement agreement effective through February 15, 2023.  NGPL PipeCo LLC owns a major interstate gas pipeline and storage system consisting primarily of two major interconnected natural gas transmission pipelines terminating in the Chicago, Illinois metropolitan area. NGPL’s Amarillo Line originates in the West Texas and New Mexico producing areas and is comprised of approximately 4,400 miles of mainline and various small-diameter pipelines. Its other major pipeline, the Gulf Coast Line, originates in the Gulf Coast areas of Texas and Louisiana and consists of approximately 4,100 miles of mainline and various small-diameter pipelines.  These two main pipelines are connected at points in Texas and Oklahoma by NGPL’s approximately 800-mile Amarillo/Gulf Coast pipeline.

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

Competition

NGPL competes with other transporters of natural gas in virtually all of the markets it serves including the Chicago area, which is the northern terminus of NGPL’s two major pipeline segments and its largest market.  These competitors include both interstate and intrastate natural gas pipelines that source gas from multiple supply basins in the U.S. and Canada, and serve multiple markets.  From time to time, other pipelines are proposed which would compete with NGPL. We cannot predict whether or when any such pipeline might be built, or its impact on NGPL’s operations or profitability.

Major Customers

Our total operating revenues are derived from a wide customer base. For each of the years ended December 31, 2011, 2010 and 2009, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues.  KMP’s Texas intrastate natural gas pipeline group buys and sells significant volumes of natural gas within the state of Texas, and, to a far lesser extent, the CO2—KMP business segment also sells natural gas.  Combined, total revenues from the sales of natural gas from the Natural Gas Pipelines—KMP and CO2—KMP business segments in 2011, 2010 and 2009 accounted for 40.4%, 44.1% and 43.7%, respectively, of our total consolidated revenues.  To the extent possible, KMP attempts to balance the pricing and timing of its natural gas purchases to its natural gas sales, and these contracts are often settled in terms of an index price for both purchases and sales.  We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

On October 24, 1992, Congress passed the Energy Policy Act of 1992.  The Energy Policy Act deemed petroleum products pipeline tariff rates that were in effect for the 365-day period ending on the date of enactment or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable or “grandfathered” under the ICA.  The Energy Policy Act also limited the circumstances under which a complaint can be made against such grandfathered rates.  Certain rates on KMP’s Pacific operations’ pipeline system were subject to protest during the 365-day period established by the Energy Policy Act.  Accordingly, certain of the Pacific pipelines’ rates have been, and continue to be, the subject of complaints with the FERC, as is more fully described in Note 16 to our consolidated financial statements included elsewhere in this report.

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

Common Carrier Pipeline Rate Regulation – Canadian Operations

The Canadian portion of KMP’s crude oil and refined petroleum products pipeline systems is under the regulatory jurisdiction of Canada’s National Energy Board, referred to in this report as the NEB.  The National Energy Board Act gives the NEB power to authorize pipeline construction and to establish tolls and conditions of service.

Trans Mountain Pipeline.  KMP’s subsidiary, Trans Mountain Pipeline, L.P., previously had a one-year toll settlement with shippers that expired on December 31, 2011.  In January 2012, Trans Mountain Pipeline completed negotiations with the Canadian Association of Petroleum Producers for a new negotiated toll settlement for KMP’s Trans Mountain Pipeline to be effective for 2012.  Trans Mountain anticipates approval from the NEB in the second quarter of 2012.  The toll charged for the portion of Trans Mountain’s pipeline system located in the United States falls under the jurisdiction of the FERC.  See “—Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation – U.S. Operations.”

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

such discounts are offered to all similarly situated shippers and granted without undue discrimination.  Apart from discounted rates offered within the range of tariff maximums and minimums, the pipeline is permitted to offer negotiated rates where the pipeline and shippers want rate certainty, irrespective of changes that may occur to the range of tariff-based maximum and minimum rate levels.  Negotiated rates provide certainty to the pipeline and the shipper of a fixed rate during the term of the transportation agreement, regardless of changes to the posted tariff rates.  There are a variety of rates that different shippers may pay, and while rates may vary by shipper and circumstance, the terms and conditions of pipeline transportation and storage services are not generally negotiable.

The FERC regulates the rates, terms and conditions of service, construction and abandonment of facilities by companies performing interstate natural gas transportation services, including storage services, under the Natural Gas Act of 1938.  To a lesser extent, the FERC regulates interstate transportation rates, terms and conditions of service under the Natural Gas Policy Act of 1978. Beginning in the mid-1980’s, through the mid-1990’s, the FERC initiated a number of regulatory changes intended to create a more competitive environment in the natural gas marketplace. Among the most important of these changes were:

▪	Order No. 436 (1985) which required open-access, nondiscriminatory transportation of natural gas;

▪
Order No. 497 (1988) which set forth new standards and guidelines imposing certain constraints on the interaction between interstate natural gas pipelines and their marketing affiliates and imposing certain disclosure requirements regarding that interaction; and

▪
Order No. 636 (1992) which required interstate natural gas pipelines that perform open-access transportation under blanket certificates to “unbundle” or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies.  Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for the natural gas commodity, transportation and storage).

The FERC also promulgates certain standards of conduct that apply uniformly to interstate natural gas pipelines and public utilities.  In light of the changing structure of the energy industry, these standards of conduct govern employee relationships—using a functional approach—to ensure that natural gas transmission is provided on a nondiscriminatory basis.  Pursuant to the FERC’s standards of conduct, a natural gas transmission provider is prohibited from disclosing to a marketing function employee non-public information about the transmission system or a transmission customer.  Additionally, no-conduit provisions prohibit a transmission function provider from disclosing non-public information to marketing function employees by using a third party conduit.

The FERC standards of conduct address and clarify multiple issues, including (i) the definition of transmission function and transmission function employees; (ii) the definition of marketing function and marketing function employees; (iii) the definition of transmission function information; (iv) independent functioning; (v) transparency; and (vi) the interaction of FERC standards with the North American Energy Standards Board business practice standards.  Rules also require that a transmission provider provide annual training on the standards of conduct to all transmission function employees, marketing function employees, officers, directors, supervisory employees, and any other employees likely to become privy to transmission function information.

In addition to regulatory changes initiated by the FERC, the U.S. Congress passed the Energy Policy Act of 2005. Among other things, the Energy Policy Act amended the Natural Gas Act to: (i) prohibit market manipulation by any entity; (ii) direct the FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce; and (iii) significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder.

California Public Utilities Commission Rate Regulation

The intrastate common carrier operations of KMP’s Pacific operations’ pipelines in California are subject to regulation by the California Public Utilities Commission, referred to in this report as the CPUC, under a “depreciated book plant” methodology, which is based on an original cost measure of investment.  Intrastate tariffs filed by KMP with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the California intrastate portion of the Pacific operations’ business.  Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC.  A variety of factors can affect the rates of return permitted by the CPUC, and certain other issues similar to those which have arisen with respect to KMP’s FERC regulated rates also could arise with respect to its intrastate rates.  Certain of the Pacific operations’ pipeline rates have been, and continue to be, subject to complaints with the CPUC, as is more fully described in Note 16 to our consolidated financial statements included elsewhere in this report.

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

The Pipeline Safety Improvement Act of 2002 provides guidelines in the areas of testing, education, training and communication.  The Pipeline Safety Improvement Act requires pipeline companies to perform integrity tests on natural gas transmission pipelines that exist in high population density areas that are designated as “high consequence areas.”  Testing consists of hydrostatic testing, internal magnetic flux or ultrasonic testing, or direct assessment of the piping.  In addition to the pipeline integrity tests, pipeline companies must implement a qualification program to make certain that employees are properly trained.  A similar integrity management rule exists for refined petroleum products pipelines.

We are also subject to the requirements of the Federal Occupational Safety and Health Act and other comparable federal and state statutes that address employee health and safety.  In general, we expect to increase expenditures in the future to comply with higher industry and regulatory safety standards; however, such increases in our expenditures, and the extent to which they might be offset, cannot be accurately estimated at this time.

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

In accordance with U.S. generally accepted accounting principles, we accrue liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated.  This policy applies to assets or businesses currently owned or previously disposed.  We have accrued liabilities for probable environmental remediation obligations at various sites, including multiparty sites where the U.S. Environmental Protection Agency, referred to in this report as the U.S. EPA, or similar state or Canadian agency has identified us as one of the potentially responsible parties.  The involvement of other financially responsible companies at these multiparty sites could increase or mitigate our actual joint and several liability exposures.

We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period.  We have accrued an environmental reserve in the amount of $79.7 million as of December 31, 2011.  Our reserve estimates range in value from approximately $79.7 million to approximately $134.7 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability.  For additional information related to environmental matters, see Note 16 to our consolidated financial statements included elsewhere in this report.

Hazardous and Non-Hazardous Waste

We generate both hazardous and non-hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act and comparable state and Canadian statutes.  From time to time, the U.S. EPA and state and Canadian regulators consider the adoption of stricter disposal standards for non-hazardous waste.  Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during our pipeline or liquids or bulk terminal operations, may in the future be designated as hazardous wastes.  Hazardous wastes are subject to more rigorous and costly handling and disposal requirements than non-hazardous wastes.  Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

Superfund

The Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment.  These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site.  CERCLA authorizes the U.S. EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, in addition to compensation for natural resource damages, if any.  Although petroleum is excluded from CERCLA’s definition of a hazardous substance, in the course of our ordinary operations, we have and will generate materials that may fall within the definition of hazardous substance.  By operation of law, if we are determined to be a potentially responsible person, we may be responsible under CERCLA for all or part of the costs required to clean up sites at which such materials are present, in addition to compensation for natural resource damages, if any.

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state and Canadian statutes and regulations.  We believe that the operations of our pipelines, storage facilities and terminals are in substantial compliance with such statutes.  The U.S. EPA adopted new regulations under the Clean Air Act that took effect in early 2011 and that establish requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  These regulations contain lengthy, complex provisions that may result in the imposition over the next several years of certain pollution control requirements with respect to air emissions from the operations of our pipelines, treating and processing facilities, storage facilities, terminals and wells.  Depending on the nature of those requirements and any additional requirements that may be imposed by state and local regulatory authorities, we may be required to incur capital and operating expenditures over the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals and addressing other air emission-related issues.  At this time, we are unable to fully estimate the effect on earnings or operations or the amount and timing of such required capital

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

expenditures; however, we do not believe that we will be materially adversely affected by any such requirements.

Clean Water Act

Our operations can result in the discharge of pollutants.  The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and controls regarding the discharge of pollutants into state waters or waters of the United States.  The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by applicable federal, state or Canadian authorities.  The Oil Pollution Act was enacted in 1990 and amends provisions of the Clean Water Act pertaining to prevention and response to oil spills.  Spill prevention control and countermeasure requirements of the Clean Water Act and some state and Canadian laws require containment and similar structures to help prevent contamination of navigable waters in the event of an overflow or release.

Climate Change

Studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases, may be contributing to warming of the Earth’s atmosphere.  Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  It is not possible at this time to predict what action, if any, the U.S. Congress may take in regard to greenhouse gas legislation.

As discussed above under “—Clean Air Act,” the U.S. EPA adopted new regulations under the Clean Air Act that took effect in early 2011 and that establish requirements for the monitoring, reporting, and control of greenhouse gas emissions from stationary sources.  These regulations include the reporting of greenhouse gas emissions in the United States from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like KMP’s McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

Because KMP’s operations, including the compressor stations and gas processing plants in the Natural Gas Pipelines—KMP business segment, emit various types of greenhouse gases, primarily methane and carbon dioxide, such legislation or regulation could increase the costs related to operating and maintaining the facilities and require us to install new emission controls on the facilities, acquire allowances for the greenhouse gas emissions, pay taxes related to the greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  KMP is not able at this time to estimate such increased costs; however, they could be significant.  While KMP may be able to include some or all of such increased costs in the rates charged by its natural gas pipelines, such recovery of costs is uncertain in all cases and may depend on events beyond its control including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.

Some climatic models indicate that global warming is likely to result in rising sea levels, increased intensity of hurricanes and tropical storms, and increased frequency of extreme precipitation and flooding.  We may experience increased insurance premiums and deductibles, or a decrease in available coverage, for our assets in areas subject to severe weather.  To the extent these phenomena occur, they could damage our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone regions.  However, the timing and location of these climate change impacts is not known with any certainty and, in any event, these impacts are expected to manifest themselves over a long time horizon.  Thus, we are not in a position to say whether the physical impacts of climate change pose a material risk to our business, financial position, results of operations or cash flows.

Because natural gas emits less greenhouse gas emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or U.S. EPA regulatory initiatives could stimulate demand for natural gas by increasing the relative cost of fuels such as coal and oil.  In addition, we anticipate that greenhouse gas regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within the CO2—KMP business segment.  However, these positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although the magnitude and direction of these impacts cannot now be predicted, greenhouse gas regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

Department of Homeland Security

In Section 550 of the Homeland Security Appropriations Act of 2007, the U.S. Congress gave the Department of Homeland Security, referred to in this report as the DHS, regulatory authority over security at certain high-risk chemical

Items 1 and 2. Business and Properties. (continued)	Kinder Morgan, Inc. Form 10-K

facilities.  Pursuant to its congressional mandate, on April 9, 2007, the DHS promulgated the Chemical Facility Anti-Terrorism Standards and required all high-risk chemical and industrial facilities, including oil and gas facilities, to comply with the regulatory requirements of these standards.  This process includes completing security vulnerability assessments, developing site security plans, and implementing protective measures necessary to meet DHS-defined, risk based performance standards.  The DHS has not provided final notice to all facilities that it determines to be high risk and subject to the rule; therefore, neither the extent to which our facilities may be subject to coverage by the rules nor the associated costs to comply can currently be determined, but it is possible that such costs could be substantial.

Other

Employees

We employed 8,120 full-time people at December 31, 2011, including employees of our indirect subsidiary KMGP Services Company, Inc., who are dedicated to the operations of KMP, and employees of Kinder Morgan Canada Inc.  Approximately 833 full-time hourly personnel at certain terminals and pipelines are represented by labor unions under collective bargaining agreements that expire between 2012 and 2016.  We, KMGP Services Company, Inc., and Kinder Morgan Canada Inc. each consider relations with our employees to be good.  For more information on our related party transactions, see Note 11 to our consolidated financial statements included elsewhere in this report.

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

(e) Available Information

We make available free of charge on or through our internet Website, at www.kindermorgan.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  The information contained on or connected to our internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Kinder Morgan, Inc. Form 10-K

Item 1A.  Risk Factors.

You should carefully consider the risks described below, in addition to the other information contained in this document.  Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Related to the Completion of the Merger

On October 16, 2011, we and El Paso Corporation (EP) announced a definitive agreement whereby we will acquire all of the outstanding shares of EP.  The merger has been approved by each company’s board of directors.  We have firm commitments for the full amount of cash required for the merger from a syndicate of banks.  Prior to closing, the merger will require approval of both our and EP’s shareholders.  The merger is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.  See Items 1 and 2 “Business and Properties—Pending Acquisition of El Paso Corporation.”

We and EP may be unable to obtain the regulatory clearances and approvals required to complete the merger or, in order to do so, we and EP may be required to comply with material restrictions or satisfy material conditions.

The merger is subject to regulatory review by governmental agencies having jurisdiction, including the Federal Trade Commission and the Department of Justice.  The closing of the merger is also subject to the condition that there be no law, injunction, judgment or ruling by a governmental authority in effect seeking to enjoin, restrain, prevent or prohibit the transactions contemplated by the merger agreement.  We can provide no assurance that all required regulatory approvals will be obtained.  Further, we have agreed to avoid or eliminate any impediment to the merger that may be asserted by governmental entities under the antitrust laws, including by divesting assets, terminating relationships or committing to limit our future freedom of action.  There can be no assurance as to the cost, scope or impact of the actions that may be required to obtain antitrust approval.  If we must take such actions, it could be detrimental to us or to the combined company after the effective time of the merger.  Furthermore, these actions could have the effect of delaying or preventing completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the consummation of the merger.  Additionally, even if the parties receive early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Act or the waiting period thereunder expires, the Department of Justice or the Federal Trade Commission could take action under the antitrust laws to prevent or rescind the merger, require the divestiture of assets or seek other remedies.  Additionally, the FERC, state attorneys general or foreign governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the merger.  In addition, in some circumstances, a competitor, customer or other third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed.  We may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

If our financing for the merger becomes unavailable, the merger may not be completed and we may be in breach of the merger agreement.

We intend to finance the cash required in connection with the merger, including for expenses incurred in connection with the transactions, with debt financing.  On February 10, 2012, we entered into an amendment to our existing $1.0 billion revolving credit facility to, among other things, permit the transactions contemplated by the merger agreement, and a new credit agreement to provide a $6.8 billion senior secured 364-day bridge term loan facility, a $5.0 billion senior secured three-year term loan facility and joinder agreement to provide an additional $750 million in commitments under our existing revolving credit facility, all effective upon completion of the merger.  The obligation of the lenders to provide the debt financing is subject to various conditions, including the repayment of all amounts outstanding under and termination of EP’s existing credit facility, and other customary closing conditions.  In the event any of the closing conditions is not satisfied or waived, or to the extent one or more of the lenders is unwilling to, or unable to, fund its commitments under the debt financing, we may be required to seek alternative financing or fund the cash required in connection with the merger ourselves.  Due to the fact that there is no funding condition in the merger agreement, if we are unable to obtain funding from our financing sources for the cash required in connection with the transactions, we could be in breach of the merger agreement assuming all other conditions to closing are satisfied and may be liable to EP for damages.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

We and EP may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.

Uncertainty about the effect of the merger on EP employees and our employees may have an adverse effect on EP and us and consequently the combined company.  This uncertainty may impair the respective company’s ability to attract, retain and motivate personnel until the merger is completed.  Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined company.  In addition, we may have to provide additional compensation to retain employees.  If employees of EP or our employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined company, the combined company’s ability to realize the anticipated benefits of the merger could be reduced.

We will incur substantial transaction-related costs in connection with the merger.

We expect to incur a number of non-recurring transaction-related costs associated with completing the merger, combining the operations of the two companies and achieving desired synergies.  These fees and costs will be substantial.  Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs.  Additional unanticipated costs may be incurred in the integration of our and EP’s businesses.  There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time.  Thus, any net benefit may not be achieved in the near term, the long term or at all.

Failure to successfully combine our and EP’s businesses in the expected time frame may adversely affect the future results of the combined company, and, consequently, the value of our common stock and/or warrants that EP stockholders receive as part of the merger consideration.

The success of the proposed merger will depend, in part, on our ability to realize the anticipated benefits and synergies from combining our and EP’s businesses.  To realize these anticipated benefits, the businesses must be successfully combined.  If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transactions may not be realized fully or at all.  In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the transactions.  These integration difficulties could result in declines in the market value of our common stock and, consequently, result in declines in the market value of the common stock and warrants that EP stockholders receive as part of the merger consideration and continue to hold following consummation of the proposed transactions.

Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the merger is not assured and is subject to risks, including the risks that approval of the transaction by the stockholders of EP or by governmental agencies is not obtained or that other closing conditions are not satisfied.  If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading price of our common stock and our future business and financial results, and we will be subject to several risks, including the following:

▪	having to pay certain significant costs relating to the merger;

▪	the parties may be liable for damages to one another under the terms and conditions of the merger agreement;

▪
negative reactions from the financial markets, including declines in the price of our common stock due to the fact that current prices may reflect a market assumption that the merger will be completed; and

▪	the attention of our management will have been diverted to the merger rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Purported stockholder class action complaints have been filed against EP, us, the members of EP’s board of directors, EP’s and our merger subsidiaries and Goldman Sachs, challenging the transactions, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed transactions and result in substantial costs.

In connection with the proposed transactions, purported stockholders of EP have filed numerous purported stockholder class action lawsuits in the District Court of Harris County, Texas and in the Delaware Court of Chancery.  Those lawsuits name as defendants EP, Kinder Morgan, the members of the board of directors of EP, and, in certain cases, the affiliates of EP and us and Goldman, Sachs & Co.  Among other remedies, the plaintiffs seek to enjoin the proposed transactions.  If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent and/or delay completion of the transactions and result in substantial costs to EP and us, including any costs associated with the indemnification of directors.  Additional lawsuits may be filed against EP and us, our respective affiliates and EP’s directors related to the proposed transactions.  The defense or settlement of any lawsuit or claim may adversely affect the combined company’s business, financial condition or results of operations.

We may not be able to sell EP’s exploration and production assets in a timely manner, on satisfactory terms and conditions, at a satisfactory price, or at all.

We expect to sell EP’s exploration and production assets around the same time as the consummation of the transactions in order to help reduce the level of indebtedness incurred to finance the transactions.  The sale of EP’s exploration and production assets is dependent upon a number of factors, including the availability of potential purchasers, reaching agreement with respect to the purchase price of such assets and negotiating definitive documentation upon satisfactory terms and conditions.  There can be no assurance that we will be able to sell EP’s exploration and production assets in a timely manner or at all.  In the event we are unable to sell EP’s exploration and production assets as expected, the combined company will have an increased amount of indebtedness which may adversely affect our profitability.

Due to a disagreement between EP and one of its joint venture partners, our and EP’s ability to obtain the consents of the independent auditors of the joint venture and of EP to include or incorporate by reference their respective audit reports in our and EP’s filings under the Securities Act and the Exchange Act may be severely limited.  As a result, our and/or EP’s ability to access capital markets through registered offerings and make certain filings required under the Securities Act and the Exchange Act may be limited, potentially significantly.

EP and another party are partners in a pipeline joint venture (referred to as the “Joint Venture”) in which the other party is currently acting as the operator (referred to as the “JV Operator”).  In connection with a planned amendment to our Registration Statement on Form S-4, the JV Operator previously refused to provide a management representation letter to the independent auditor of the Joint Venture.  The JV Operator has also indicated that it will continue to refuse to provide such management representation letters to auditors for both us and EP except in connection with EP’s annual and quarterly filings under the Exchange Act.  As a result, from time to time, we and EP may be unable to include or incorporate by reference in our and EP’s respective filings under the Securities Act and the Exchange Act, the audited financial statements of the Joint Venture.  Furthermore, we and EP may be unable to obtain the consent of the independent auditor of EP (which relies on the audit report of the independent auditor of the Joint Venture in its audit report on the audited financial statements of EP) to include or incorporate by reference its audit reports.

The inability to obtain a management representation letter from the JV Operator except in connection with the filing of EP’s annual report on Form 10-K and quarterly reports on Form 10-Q, and therefore, the inability to obtain the consent of the independent auditors of the Joint Venture and of EP to include or incorporate by reference their respective audit reports, may limit our ability to timely make necessary post-effective amendments to our Registration Statement on Form S-4 and our ability and/or the ability of EP (and our respective affiliates) to access capital.  Notwithstanding the fact the JV Operator has indicated that it will provide a management representation letter to the independent auditor of the Joint Venture in connection with the filing of EP’s annual report on Form 10-K and quarterly reports on Form 10-Q, there can be no assurance that the JV Operator will, in fact, do so.  Failure of the JV Operator to provide a management representation letter in connection with the filing of EP’s annual report on Form 10-K and quarterly reports on Form 10-Q could inhibit or prevent us and/or EP from accessing the capital markets and/or making filings required under the Securities Act and Exchange Act and could have an adverse impact on our and/or EP’s business and operations, which could be material depending on then-existing circumstances.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Risks Relating to Our Business

We are dependent on cash distributions received from KMP.

Approximately 98% and 97% of the distributions we received from our subsidiaries for the years ended December 31, 2011 and 2010, respectively were attributable to KMP.  A decline in KMP’s revenues or increases in its general and administrative expenses, principal and interest payments under existing and future debt instruments, expenditures for taxes, working capital requirements or other cash needs will limit the amount of cash KMP can distribute to us, which would reduce the amount of cash available for distribution to our stockholders, which could be material.

New regulations, rulemaking and oversight, as well as changes in regulations, by regulatory agencies having jurisdiction over our operations could adversely impact our income and operations.

Our pipelines and storage facilities are subject to regulation and oversight by federal, state and local regulatory authorities, such as the FERC, the CPUC and the NEB.  Regulatory actions taken by these agencies have the potential to adversely affect our profitability.  Regulation affects almost every part of our business and extends to such matters as (i) rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (ii) the types of services we may offer to our customers; (iii) the contracts for service entered into with our customers; (iv) the certification and construction of new facilities; (v) the integrity, safety and security of facilities and operations; (vi) the acquisition of other businesses; (vii) the acquisition, extension, disposition or abandonment of services or facilities; (viii) reporting and information posting requirements; (ix) the maintenance of accounts and records; and (x) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines.  Furthermore, new laws or regulations sometimes arise from unexpected sources.  For example, the Department of Homeland Security Appropriation Act of 2007 required the Department of Homeland Security to issue regulations establishing risk-based performance standards for the security of chemical and industrial facilities, including oil and gas facilities that are deemed to present “high levels of security risk.” New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to us or our assets could have a material adverse impact on our business, financial condition and results of operations.  For more information, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Regulation.”

The FERC may establish pipeline tariff rates that have a negative impact on us.  In addition, the FERC or our customers could file complaints challenging the tariff rates charged by our pipelines, and a successful complaint could have an adverse impact on us.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers.  To the extent that such costs increase in an amount greater than what we are permitted by the FERC to recover in our rates, or to the extent that there is a lag before the pipeline can file and obtain rate increases, such events can have a negative impact upon our operating results.

Our existing rates may also be challenged by complaint.  Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations.  Some shippers on our pipelines have filed complaints with the FERC and the CPUC that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates on KMP’s Pacific operations’ pipeline system.  Further, the FERC has initiated investigations to determine whether some interstate natural gas pipelines have over-collected on rates charged to shippers.  We may face challenges, similar to those described in Note 16 to our consolidated financial statements included elsewhere in this report, to the rates we charge on KMP’s and NGPL pipelines.  Any successful challenge could materially adversely affect our future earnings, cash flows and financial condition.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Energy commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to natural gas transmission and storage activities and refined petroleum products and carbon dioxide transportation activities—such as leaks, explosions and mechanical problems—that could result in substantial financial losses.  In addition, these risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses.  For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks could be greater.  Incidents that cause an interruption of service, such as when unrelated third party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and earnings while the affected asset is temporarily out of service.  In addition, if losses in excess of our insurance coverage were to occur, they could have a material adverse effect on our business, financial condition and results of operations.

Increased regulatory requirements relating to the integrity of our pipelines will require us to spend additional money to comply with these requirements.

Through our regulated pipeline subsidiaries, we are subject to extensive laws and regulations related to pipeline integrity.  There are, for example, federal guidelines for the U.S. DOT and pipeline companies in the areas of testing, education, training and communication.  The U.S. DOT issued final rules (effective February 2004 with respect to natural gas pipelines) requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines and take measures to protect pipeline segments located in what the rules refer to as “High Consequence Areas.”  The ultimate costs of compliance with the integrity management rules are difficult to predict.  The majority of the costs to comply with the rules are associated with pipeline integrity testing and the repairs found to be necessary.  Changes such as advances of in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in High Consequence Areas can have a significant impact on the costs to perform integrity testing and repairs.  We plan to continue our pipeline integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules.  The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase the amount of these expenditures.  There can be no assurance as to the amount or timing of future expenditures for pipeline integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate.  Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

We may face competition from competing pipelines and other forms of transportation into the areas we serve as well as with respect to the supply for our pipeline systems.

Any current or future pipeline system or other form of transportation that delivers crude oil, petroleum products or natural gas into the areas that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities or other factors.  To the extent that an excess of supply into these areas is created and persists, our ability to recontract for expiring transportation capacity at favorable rates or otherwise to retain existing customers could be impaired.  We also could experience competition for the supply of petroleum products or natural gas from both existing and proposed pipeline systems.  Several pipelines access many of the same areas of supply as our pipeline systems and transport to destinations not served by us.

Cost overruns and delays on our expansion and new build projects could adversely affect our business.

KMP recently completed several major expansion and new build projects, including the joint venture projects Rockies Express Pipeline, Midcontinent Express Pipeline and Fayetteville Express Pipeline.  KMP also is conducting and conducts from time to time alone or with others what are referred to as “open seasons” to evaluate the potential customer interest for new construction projects.  A variety of factors outside of its control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as performance by third-party contractors, has resulted in, and may continue to result in, increased costs or delays in construction.  Significant cost overruns or delays in completing a project could have a material adverse effect on our return on investment, results of operations and cash flows.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

We must either obtain the right from landowners or exercise the power of eminent domain in order to use most of the land on which our pipelines are constructed, and we are subject to the possibility of increased costs to retain necessary land use.

We obtain the right to construct and operate pipelines on other owners’ land for a period of time.  If we were to lose these rights or be required to relocate our pipelines, our business could be affected negatively.  In addition, we are subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and renewals of expired agreements.

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

KMP’s growth strategy may cause difficulties integrating and constructing new operations, and it may not be able to achieve the expected benefits from any future acquisitions.

Part of KMP’s business strategy includes acquiring additional businesses, expanding existing assets and constructing new facilities.  If KMP does not successfully integrate acquisitions, expansions or newly constructed facilities, it may not realize anticipated operating advantages and cost savings.  The integration of companies that have previously operated separately involves a number of risks, including (i) demands on management related to the increase in its size after an acquisition, expansion or completed construction project; (ii) the diversion of management’s attention from the management of daily operations; (iii) difficulties in implementing or unanticipated costs of accounting, estimating, reporting and other systems; (iv) difficulties in the assimilation and retention of necessary employees; and (v) potential adverse effects on operating results.

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

Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety.  Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals.  Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act or analogous state laws for the remediation of contaminated areas.  Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage.  Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects.  For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines or our storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay for government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures.  The resulting costs and liabilities could materially and negatively affect our level of earnings and cash flows.  In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

We own and/or operate numerous properties that have been used for many years in connection with our business activities.  While we have utilized operating, handling, and disposal practices that were consistent with industry practices at the time, hydrocarbons or other hazardous substances may have been released at or from properties owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal.  In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control.  These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the United States such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct.  Under the regulatory schemes of the various Canadian provinces, such as British Columbia's Environmental Management Act, Canada has similar laws with respect to properties owned, operated or used by us or our predecessors.  Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators.  Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

In addition, our oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control.  These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation.  Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities in restricted areas, emissions into the environment, water discharges, transportation of hazardous materials, and storage and disposition of wastes.  In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

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

Methane, a primary component of natural gas, and carbon dioxide, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of greenhouse gases.  The U.S. EPA began regulating the greenhouse gas emissions of certain stationary sources on January 2, 2011, and issued a final rule requiring the reporting of greenhouse gas emissions in the United States beginning in 2011 for emissions occurring in 2010 from specified large greenhouse gas emission sources, fractionated natural gas liquids, and the production of naturally occurring carbon dioxide, like KMP’s McElmo Dome carbon dioxide field, even when such production is not emitted to the atmosphere.

Because our operations, including our compressor stations and natural gas processing plants in the Natural Gas Pipelines—KMP segment, emit various types of greenhouse gases, primarily methane and carbon dioxide, such regulation could increase our costs related to operating and maintaining our facilities and require us to install new emission controls on our facilities, acquire allowances for our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program.  We are not able at this time to estimate such increased costs; however, they could be significant.  Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC and the provisions of any final legislation or other regulations.  Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.  For more information about

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

The natural gas industry is increasingly relying on natural gas supplies from unconventional sources, such as shale, tight sands and coal bed methane.  Natural gas extracted from these sources frequently requires hydraulic fracturing.  Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by oil and gas exploration and production operators in the completion of certain oil and gas wells.  Recently, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing.  Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of natural gas and, in turn, adversely affect our revenues and results of operations by decreasing the volumes of natural gas transported on KMP’s or KMP’s joint ventures’ natural gas pipelines, several of which gather gas from areas in which the use of hydraulic fracturing is prevalent.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2011, we had $16.1 billion of consolidated debt (including KMP but excluding the value of interest rate swap agreements).  This level of debt could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes; (ii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iii) placing us at a competitive disadvantage compared to competitors with less debt; and (iv) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control.  If our operating results are not sufficient to service our indebtedness, or any future indebtedness that we incur, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital.  We may not be able to effect any of these actions on satisfactory terms or at all.  For more information about our debt, see Note 8 to our consolidated financial statements included elsewhere in this report.

Our large amount of variable rate debt makes us vulnerable to increases in interest rates.

As of December 31, 2011, approximately $7.2 billion (45%) of our total $16.1 billion consolidated debt (including KMP but excluding the value of interest rate swap agreements) was subject to variable interest rates, either as short-term or long-term debt of variable rate debt obligations or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps.  Should interest rates increase, the amount of cash required to service this debt would increase and our earnings could be adversely affected.  For more information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

We do not have an investment grade credit rating, which may limit our financial flexibility and increase our financing costs.

Since the Going Private Transaction, KMI’s credit ratings have been below investment grade.  As a result, we have not had access to the commercial paper market and have utilized KMI’s $1.0 billion revolving credit facility for our short-term borrowing needs.  Non-investment grade credit ratings limit our access to the debt markets and increase our cost of capital.  The instruments governing any future debt may contain more restrictive covenants than if we had investment grade credit ratings.  Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted by these covenants.  A downgrade in one or more of KMP’s credit ratings to non-investment grade would similarly affect KMP.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

Our debt instruments may limit our financial flexibility and increase our financing costs.

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain transactions that we deem beneficial and that may be beneficial to us.  The agreements governing our debt generally require us to comply with various affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions on (i) incurring additional debt; (ii) entering into mergers, consolidations and sales of assets; (iii) granting liens; and (iv) entering into sale-leaseback transactions.  The instruments governing any future debt may contain similar or more restrictive restrictions.  Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

There is the potential for a change of control of the general partner of KMP if we default on debt.

We own all of the common equity of Kinder Morgan G.P., Inc., the general partner of KMP.  If we default on debt, then the lenders under such debt, in exercising their rights as lenders, could acquire control of Kinder Morgan G.P., Inc. or otherwise influence Kinder Morgan G.P., Inc. through their control of us.  A change of control of Kinder Morgan G.P., Inc. could materially adversely affect the distributions we receive from KMP, which could have a material adverse impact on us or our cash available for dividends to our stockholders.

Current or future distressed financial conditions of our customers could have an adverse impact on us in the event these customers are unable to pay us for the products or services we provide.

Some of our customers are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness.  We cannot provide assurance that one or more of our financially distressed customers will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations or future cash flows.  Furthermore, the bankruptcy of one or more of our customers, or some other similar proceeding or liquidity constraint, might make it unlikely that we would be able to collect all or a significant portion of amounts owed by the distressed entity or entities.  In addition, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Changes in the business environment, such as a decline in crude oil or natural gas prices, an increase in production costs from higher feedstock prices, supply disruptions, or higher development costs, could result in a slowing of supply from oil and natural gas producing areas.  In addition, with respect to the CO2—KMP business segment, changes in the regulatory environment or governmental policies may have an impact on the supply of crude oil and natural gas.  Each of these factors impact our customers shipping through our pipelines, which in turn could impact the prospects of new transportation contracts or renewals of existing contracts.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

The implementation of new regulations or the modification of existing regulations affecting the oil and gas industry could reduce demand for natural gas, crude oil and refined petroleum products, increase our costs and may have a material adverse effect on our results of operations and financial condition.  We cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the demand for natural gas, crude oil and refined petroleum products.

The future success of KMP’s oil and gas development and production operations depends in part upon its ability to develop additional oil and gas reserves that are economically recoverable.

The rate of production from oil and natural gas properties declines as reserves are depleted.  Without successful development activities, the reserves and revenues of the oil and gas producing assets within the CO2—KMP business segment will decline.  KMP may not be able to develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future.  Additionally, if KMP does not realize production volumes greater than, or equal to, its hedged volumes, it may suffer financial losses not offset by physical transactions.

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

The revenues, profitability and future growth of the CO2—KMP business segment and the carrying value of its oil, natural gas liquids and natural gas properties depend to a large degree on prevailing oil and gas prices.  For 2012, KMP estimates that every $1 change in the average West Texas Intermediate crude oil price per barrel would impact the CO2—KMP segment’s cash flows by approximately $5.8 million.  Prices for oil, natural gas liquids and natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil, natural gas liquids and natural gas, uncertainties within the market and a variety of other factors beyond KMP’s control.  These factors include, among other things (i) weather conditions and events such as hurricanes in the United States; (ii) the condition of the United States economy; (iii) the activities of the Organization of Petroleum Exporting Countries; (iv) governmental regulation; (v) political stability in the Middle East and elsewhere; (vi) the foreign supply of and demand for oil and natural gas; (vii) the price of foreign imports; and (viii) the availability of alternative fuel sources.

A sharp decline in the price of oil, natural gas liquids or natural gas would result in a commensurate reduction in KMP’s revenues, income and cash flows from the production of oil, natural gas liquids, and natural gas and could have a material adverse effect on the carrying value of KMP’s proved reserves.  In the event prices fall substantially, KMP may not be able to realize a profit from its production and would operate at a loss.  In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts.  Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis.  These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas.  The excess or short supply of crude oil or natural gas has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.  These fluctuations impact the accuracy of assumptions used in our budgeting process.  For more information

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

about KMP’s energy and commodity market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Energy Commodity Market Risk.”

Our use of hedging arrangements could result in financial losses or reduce our income.

We engage in hedging arrangements to reduce our exposure to fluctuations in the prices of oil and natural gas.  These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received.  In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for oil and natural gas.

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes.  Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those statements.  In addition, it is not always possible for us to engage in hedging transactions that completely mitigate our exposure to commodity prices.  Our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge.  For more information about our hedging activities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” and Note 13 to our consolidated financial statements included elsewhere in this report.

The recent adoption of derivatives legislation by the U.S. Congress could have an adverse effect on our ability to hedge risks associated with our business.

The Dodd-Frank Act was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission, referred to as the CFTC, and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market.  The act also requires the CFTC to institute broad new position limits for futures and options traded on regulated exchanges.  As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided and also comply with margin requirements in connection with our derivatives activities that are not exchange traded, although the application of those provisions to us is uncertain at this time.  The Dodd-Frank Act also requires many counterparties to our derivatives instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty, or cause the entity to comply with the capital requirements, which could result in increased costs to counterparties such as us.  The Dodd-Frank Act and any new regulations could (i) significantly increase the cost of derivative contracts (including those requirements to post collateral, which could adversely affect our available liquidity); (ii) reduce the availability of derivatives to protect against risks we encounter; and (iii) reduce the liquidity of energy related derivatives.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

Hurricanes, earthquakes and other natural disasters could have an adverse effect on our business, financial condition and results of operations.

Some of our pipelines, terminals and other assets are located in areas that are susceptible to hurricanes, earthquakes and other natural disasters.  These natural disasters could potentially damage or destroy our pipelines, terminals and other assets and disrupt the supply of the products we transport through our pipelines.  Natural disasters can similarly affect the facilities of our customers.  In either case, losses could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected, perhaps materially.  In addition, our insurance premiums may increase as a result of the acquisition of EP’s pipeline assets.

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

Current law or KMP’s business may change so as to cause it to be treated as a corporation for U.S. federal income tax purposes or otherwise subject it to entity-level taxation.  Members of Congress are considering substantive changes to the existing U.S. federal income tax laws that would affect the tax treatment of certain publicly-traded partnerships.  For example, federal income tax legislation recently has been considered by Congress that could eliminate partnership tax treatment for certain publicly-traded partnerships.  Although the legislation most recently considered by Congress would not appear to affect KMP’s tax treatment as a partnership for U.S. federal income tax purposes, we are unable to predict whether any other proposals will ultimately be enacted.  Any such changes could negatively impact our cash flows, the value of our investment in KMP and the value of our common stock.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

KMP’s treatment of a purchaser of common units as having the same tax benefits as the seller could be challenged, resulting in a reduction in value of the common units.

Because KMP cannot match transferors and transferees of common units, it is required to maintain the uniformity of the economic and tax characteristics of these units in the hands of the purchasers and sellers of these units.  KMP does so by adopting certain depreciation conventions that do not conform to all aspects of the U.S. Treasury regulations.  A successful IRS challenge to these conventions could adversely affect the tax benefits to a unitholder, such as us, of ownership of KMP’s common units and could have a negative impact on their value or result in audit adjustments to unitholders’ tax returns.

If KMP’s unitholders remove the general partner, we would lose our general partner interest, including the right to incentive distributions, and the ability to manage KMP.

We own the general partner of KMP and all of the voting shares of KMR, to which the general partner has delegated its rights and powers to control the business and affairs of KMP, subject to the approval of the general partner for certain actions.  KMP’s partnership agreement, however, gives unitholders of KMP the right to remove the general partner if (i) the holders of 66 2⁄3% of KMP’s outstanding units (including the common units, Class B units and i-units) voting as a single class vote for such removal; in such a vote, the common units and Class B units owned by the general partner and its affiliates would be excluded, a number of i-units equal to the number of KMR shares owned by the general partner and its affiliates also would be excluded, and the remaining i-units would be voted in the same proportion as the vote of the other holders of the KMR shares; (ii) the holders of KMP’s outstanding units approve the election and succession of a new general partner by the same vote; and (iii) KMP receives an opinion of counsel that the removal and succession of the general partner would not result in the loss of the limited liability of any limited partner of KMP or its operating partnership subsidiaries or cause KMP or its operating partnership subsidiaries to be taxed as a corporation for federal income tax purposes.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

The market price of the common stock could be volatile, and our stockholders may not be able to resell their common stock at or above the price at which they purchased the common stock due to fluctuations in the market price of the common stock, including changes in price caused by factors unrelated to our operating performance or prospects.

Specific factors that may have a significant effect on the market price for the common stock include: (i) changes in stock market analyst recommendations or earnings estimates regarding the common stock, the common units of KMP, other companies comparable to us or KMP or companies in the industries we serve; (ii) actual or anticipated fluctuations in our operating results or future prospects; (iii) reaction to our public announcements; (iv) strategic actions taken by us or our competitors, such as acquisitions or restructurings; (v) the recruitment or departure of key personnel; (vi) new laws or regulations or new interpretations of existing laws or regulations applicable to our business and operations; (vii) changes in tax or accounting standards, policies, guidance, interpretations or principles; (viii) adverse conditions in the financial markets or general U.S. or international economic conditions, including those resulting from war, incidents of terrorism and responses to such events; (ix) sales of common stock by us, members of our management team or significant stockholders; and (x) the extent of analysts’ interest in following our company.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

Our shareholders agreement prohibits us from directly or indirectly engaging in any merger, amalgamation, consolidation or other business combination or similar transaction or series of transactions (other than for solely cash consideration) without obtaining the unanimous approval of our shareholders unless the organizational documents and capital structure of the acquiring, surviving or resulting entity preserve in all material respects the economic and other rights (including conversion, transfer, distribution and governance rights as set forth in our certificate of incorporation, bylaws and shareholders agreement), characteristics and tax treatment, including on a relative basis, of the Sponsor Investors, the Class A shares, the Class B shares, the Class C shares and the shares of our common stock as they exist on the date of such transaction.  A determination that a transaction meets the above requirements requires approval by each of the following: (i) Sponsor Investors holding a majority of our outstanding shares of capital stock then entitled to vote for the election of directors then held by Sponsor Investors that hold Class A shares, (ii) Richard D. Kinder (so long as he and his permitted transferees hold Class A shares), (iii) holders of a majority of our outstanding Class B shares, and (iv) holders of a majority of our outstanding Class C shares.  These provisions will apply even if the offer is considered beneficial by some of our stockholders.  If all requisite shareholders other than the holders of Class C shares approve such a transaction, we generally may engage in such transaction so long as the Class C shares receive the consideration provided in our charter.  In addition, if the transaction is otherwise approved by the requisite holders of our capital stock, the Sponsor Investors and Mr. Kinder may decide that the holders of common stock, Class A shares, Class B shares and Class C shares receive the consideration provided in our charter, regardless of whether such transaction is determined to meet the above requirements.  In addition, our certificate of incorporation permits our board of directors to issue blank check preferred stock, which if issued could include special class voting rights on a change of control transaction.  Also, for so long as the Sponsor Investors collectively have the right to nominate at least five of our directors, change of control transactions will require supermajority board approval.  If a change of control or change in management is delayed or prevented, the market price of our common stock could decline.  Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law, referred to in this report as the DGCL.  Section 203 limits the ability of interested stockholders, which are certain stockholders owning in excess of 15% of our outstanding voting stock, to merge or combine with us.  Neither Richard D. Kinder nor any Sponsor Investors that are interested stockholders fall within this limitation, and we have elected not to opt out of this provision.  Accordingly, Section 203 will apply to any stockholder that becomes an interested stockholder after the date of our initial public offering.  These provisions could discourage or make it more difficult to accomplish transactions other stockholders might deem desirable.

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

We utilize KMP as our vehicle for growth.  We have historically received a significant portion of our cash flows from incentive distributions on the general partner interest.  As the owner of the general partner of KMP, we may take steps we  judge beneficial to KMP’s growth that in the short-run reduce the cash we receive and have available to pay dividends.  The board of directors of the general partner of KMP may determine to support a desirable acquisition that may not be immediately accretive to cash available for distribution per KMP Partnership unit.  For example, the general partner, with our consent, waived its incentive distributions from the second quarter of 2010 through 2011 on common units issued to finance a portion of KMP’s acquisition of the initial 50% interest in the KinderHawk joint venture and has agreed to waive its incentive distributions of $24.5 million and $3.5 million for 2012 and the first quarter of 2013, respectively, on common units issued to finance a portion of KMP’s subsequent acquisition of the remaining 50% interest in the KinderHawk joint venture.  An example of action we took to support KMP occurred in 2006 when KMP had missed the annual growth and earnings/distribution targets under its bonus plan, which would have resulted in no bonus payments for employees for their service to KMP.  We believed that those bonuses were appropriate and in our and KMP’s interest, so we funded the bonuses by waiving a portion of the general partner’s incentive distribution.  Similar or different actions in the future, even if determined to be in our long-term best interests, will have the effect of reducing the cash we have or are entitled to receive from KMP, and reducing the cash we have available to pay dividends.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

Our ability to pay dividends is restricted by Delaware law.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

The Sponsor Investors collectively own a total of 56.8% of our Class A shares, which collectively represents approximately 47.3% of the voting power of our outstanding capital stock for the election of directors and 48.8% of the voting power of our outstanding capital stock for other matters.  As a result, the Sponsor Investors are able to control the outcome of matters submitted to a vote of our stockholders.  For so long as the Sponsor Investors own a significant percentage of our outstanding capital stock, even if less than a majority, they will have the power to determine or significantly influence the outcome of matters submitted to a vote of our stockholders, including amendments to our certificate of incorporation and bylaws.  Our shareholders agreement also provides the Sponsor Investors who continue to own at least 2.5% of the voting power of our outstanding shares of capital stock entitled to vote for the election of directors with veto rights over specified actions that may impose a regulatory burden on such Sponsor Investors and requires us to reasonably cooperate with such Sponsor Investors and their affiliates to mitigate consequences of such actions.  We also are required to keep such Sponsor Investors informed of any events or changes with respect to any criminal or regulatory investigation or action involving us or any of our affiliates.  The interests of the Sponsor Investors may conflict with or differ from the interests of our stockholders.

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

Item 1A. Risk Factors. (continued)	Kinder Morgan, Inc. Form 10-K

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

Any agreements between us, on the one hand, and the holders of our Class A, Class B and Class C shares and their affiliates, on the other, will not grant to the common stockholders, separate and apart from us, the right to enforce the obligations of the holders of our Class A, Class B and Class C shares and their affiliates in our favor.  Purchasers of shares of common stock will not become parties to the shareholders agreement.  As a result, holders of common stock will not be able to enforce any obligations under the shareholders agreement in the event that we decide not to pursue any remedies available to us under the shareholders agreement, which could have a material adverse effect on our business, financial condition or results of operations.

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

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this annual report.

Kinder Morgan, Inc. Form 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On February 16, 2011, we completed an initial public offering of our Class P common stock (see Notes 1 and 10 to our consolidated financial statements included elsewhere in this report) and our Class P common stock is listed for trading on the New York Stock Exchange under the symbol “KMI.”  Our Class A, Class B, and Class C common stock is not traded on a public trading market.  The high and low sale prices per Class P share as reported on the New York Stock Exchange and the dividends declared per share by quarter since February 16, 2011, the date we became public, are provided below.

	Price Range Per Class P Share		Declared Cash Dividends
	Low	High	(a)(b)
2011
First Quarter (beginning February 11, 2011)(c)	$29.50	$32.14	$0.14
Second Quarter	26.87	29.97	0.30
Third Quarter	23.51	29.45	0.30
Fourth Quarter	24.66	32.25	0.31
__________

(a)
Includes dividends declared on our Class P, Class A, and participating securities, which include Class B shares, Class C shares, and unvested restricted stock awards that contain non-forfeitable rights to dividends.

(b)
Dividend information is for dividends declared with respect to that quarter.  The declared dividends were paid within 45 days after the end of the quarter.  We currently expect to declare cash dividends of $1.35 per unit for 2012; however, no assurance can be given that we will be able to achieve this level of dividend.

(c)	The declared cash dividend was prorated from February 16, 2011, the day we closed our initial public offering. Based on a full quarter, the dividend amounts to $0.29 per share.

Following are the number of holders of our common shares by class (based on the number of record holders and individual participants in security position listings).

As of January 31, 2012
Class P shares	57,089
Class A shares	26
Class B shares	86
Class C shares	34

We did not repurchase any shares or sell any unregistered shares in the fourth quarter of 2011.

For information on our equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”  Also see Note 9 “Share-based Compensation and Employee Benefits—Share-based Compensation—Kinder Morgan, Inc.” to our consolidated financial statements included elsewhere in this report.

Kinder Morgan, Inc. Form 10-K

Item 6.  Selected Financial Data.

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

The selected financial data for the period ended May 31, 2007 reflect the operations of the Company prior to the Going Private Transaction, which was accounted for as a business combination, requiring that we record the assets acquired and liabilities assumed at their values as of the date of the Going Private Transaction, resulting in a new basis of accounting. Hence, there is a blackline division on the selected financial data shown below, which is intended to signify that the amounts shown for periods prior to (Predecessor Company) and subsequent to (Successor Company) the Going Private Transaction are not comparable.  For accounting purposes, Kinder Morgan Kansas, Inc. is considered our Predecessor Company for all periods ended on or before May 31, 2007.

Five-Year Review
Kinder Morgan, Inc. and Subsidiaries

	Successor Company						Predecessor Company
	Year Ended December 31,					Seven Months Ended December 31,	Five Months Ended May 31,
	2011	2010	2009	2008		2007	2007
	(In millions, except ratio data)						(In millions, except ratio data)
Revenues	$8,264.9	$8,190.6	$7,185.2		$12,094.8	$6,394.7	$4,165.1
Operating income (loss) (a)	$1,538.7	$1,280.7	$1,407.2		$(2,472.1)	$1,042.8	$204.8
Earnings (loss) from equity investments(b)	$313.1	$(186.2)	$221.9		$201.1	$56.8	$40.7
Income (loss) from continuing operations	$652.2	$300.3	$772.8		$(3,202.3)	$286.6	$(142.0)
Income (loss) from discontinued operations, net of tax	$7.8	$(0.7)	$0.3		$(0.9)	$(1.5)	$298.6
Net income (loss)	$660.0	$299.6	$773.1		$(3,203.2)	$285.1	$156.6
Net income attributable to noncontrolling interests	$(65.6)	$(340.9)	$(278.1)		$(396.1)	$(37.6)	$(90.7)
Net income (loss) attributable to Kinder Morgan, Inc.	$594.4	$(41.3)	$495.0		$(3,599.3)	$247.5	$65.9
Basic earnings per common share::
Class P shares (c)	$0.74	N/A	N/A		N/A	N/A	N/A
Class A shares (c)	$0.68	N/A	N/A		N/A	N/A	N/A
Number of shares used in computing basic earnings per common share:
Class P shares	118.0	N/A	N/A		N/A	N/A	N/A
Class A shares	589.0	N/A	N/A		N/A	N/A	N/A
Diluted earnings per common share:
Class P shares (c)	$0.74	N/A	N/A		N/A	N/A	N/A
Class A shares (c)	$0.68	N/A	N/A		N/A	N/A	N/A
Number of shares used in computing diluted earnings per common share
Class P shares	707.6	N/A	N/A		N/A	N/A	N/A
Class A shares	589.0	N/A	N/A		N/A	N/A	N/A
Dividends per common share(d)	$1.05	N/A	N/A		N/A	N/A	N/A
Capital expenditures(e)	$1,200.1	$1,002.5	$1,324.3		$2,545.3	$1,287.0	$652.8
Ratio of earnings to fixed charges(f)	$2.26	$2.09	$2.60	$	(f )	$1.72	$ (f )

Item 6. Selected Financial Data (continued)	Kinder Morgan, Inc. Form 10-K

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Net property, plant and equipment	$17,926.0	$17,070.7	$16,803.5	$16,109.8	$14,803.9
Total assets	$30,717.0	$28,908.1	$27,581.0	$25,444.9	$36,195.8
Long-term debt – KMI (g)	$2,045.6	$2,879.2	$2,882.0	$2,880.9	$8,641.8
Long-term debt – KMP(h)	$11,159.5	$10,277.4	$9,997.7	$8,274.9	$6,455.9
____________

(a)
Includes (i) a non-cash goodwill impairment charges of $4,033.3 million in 2008 and (ii) a non-cash goodwill impairment charge of $377.1 million in the five months ended May 31, 2007 relating to KMP’s acquisition of Trans Mountain pipeline from us on April 30, 2007.

(b)	Includes a non-cash impairment charge of $430.0 million in 2010 to reduce the carrying value of our investment in NGPL PipeCo LLC.
(c)	Basic and diluted earnings per common share include earnings per share from discontinued operations of $0.01 for the year ended December 31, 2011.
(d)
Year ended December 31, 2011 dividend per share has been prorated for the portion of the first quarter we were a public company ($0.14 per share).  If we had been a public company for the entire year, the year to date declared dividend would have been $1.20 per share ($0.29 per share, $0.30 per share, $0.30 per share and $0.31 per share for the first, second, third and fourth quarter of 2011, respectively).

(e)	Capital expenditures shown are for continuing operations only.
(f)
For the purpose of computing the ratio of earnings to fixed charges, earnings are defined as income from continuing operations before income taxes, and before non-controlling interests in pre-tax income of consolidated subsidiaries with no fixed charges, equity earnings (including amortization of excess cost of equity investments) and unamortized capitalized interest, plus fixed charges and distributed income of equity investees.  Fixed charges are defined as the sum of interest on all indebtedness (excluding capitalized interest), amortization of debt issuance costs and that portion of rental expense which we believe to be representative of an interest factor.  Also, for the year ended December 31, 2008 and the five months ended May 31, 2007, fixed charges exceeded earnings by $3,024.9 million and $35.6 million, respectively, primarily due to non-cash goodwill impairment charges discussed above in footnotes (a) and (b)

(g)
Excludes value of interest rate swaps.  Increases to long-term debt for value of interest rate swaps for KMI and its subsidiaries (excluding KMP and its subsidiaries) totaled $72.4 million, $51.4 million, $28.5 million, $19.7 million and $47.5 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(h)
Excludes value of interest rate swaps.  Increases to long-term debt for value of interest rate swaps for KMP and its subsidiaries totaled $1,078.9 million, $604.9 million, $332.5 million, $951.3 million and $152.2 million as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Kinder Morgan, Inc. Form 10-K

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this report.  Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2011, found in Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

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

General

Pending Acquisition of El Paso Corporation

On October 16, 2011, we and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby we will acquire all of the outstanding shares of EP.  EP owns North America’s largest interstate natural gas pipeline system, one of North America’s largest independent exploration and production companies and an emerging midstream business.  EP also owns a 42 percent limited partner interest and the 2 percent general partner interest in El Paso Pipeline Partners, L.P.( NYSE:EPB).

As of the announcement date, the total purchase price, including the assumption of debt outstanding at EP and the debt outstanding at EPB, was approximately $38 billion.  Under the terms of the transaction, the consideration to be received by the EP shareholders is valued at $26.87 per EP share based on KMI’s closing price as of October 14, 2011, representing a 47 percent premium to the 20-day average closing price of EP common shares and a 37 percent premium over the closing price of EP common shares on October 14, 2011.  The offer is comprised of $14.65 in cash, 0.4187 KMI Class P shares (valued at $11.26 per EP share) and 0.640 KMI warrants (valued at $0.96 per EP share) based on KMI’s closing price on October 14, 2011.  The warrants will have an exercise price of $40 and a five-year term.  EP shareholders will be able to elect, for each EP share held, either (i) $25.91 in cash, (ii) 0.9635 KMI Class P shares, or (iii) $14.65 in cash plus 0.4187 KMI Class P shares.  All elections will be subject to proration and in all cases EP shareholders will receive 0.640 KMI warrants per share of EP common stock.

The combined company will be the:

▪
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

▪
Largest independent transporter of petroleum products in the United States, transporting approximately 1.9 million barrels per day of gasoline, jet fuel, diesel, natural gas liquids and crude oil through more than 8,000 miles of pipelines.

▪	Largest transporter of CO2 in the United States, transporting 1.3 billion cubic feet per day. Carbon dioxide is used in enhanced oil recovery projects.

▪	Second largest oil producer in Texas, producing over 50,000 barrels per day.

▪
Largest independent terminal owner/operator in the United States.  Liquids terminals have capacity of 107 million barrels and store refined petroleum products, ethanol and more.  Dry bulk terminals are expected to handle over 100 million tons of materials in 2011, including products like coal.

▪	Only oil sands pipeline serving the West Coast. The Trans Mountain pipeline system transports 300,000 barrels of crude oil per day to Vancouver, B.C., and Washington State.

•

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

On February 10, 2012, we entered into (i) an amendment to our existing $1.0 billion revolving credit facility to permit, among other things, the transactions contemplated by the E P merger agreement, and to fund, in part, the transactions and related costs and expenses; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under our existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement containing a $6.8 billion 364-day facility and a $5.0 billion 3-year term loan facility, the proceeds of which will be used to finance a portion of the cash consideration and related fees and expenses to be paid in connection with the EP acquisition. All of the foregoing will be effective upon completion of the EP acquisition.

The transaction has been approved by each company’s board of directors.  Prior to closing, the transaction will require approval of both KMI and EP shareholders.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

The opportunity to sell (drop-down) EP’s natural gas pipeline assets to KMP and EPB and sell EP’s exploration and production business, and the availability of certain net operating loss carryforwards to help offset taxable gains in connection with such sales, is expected to reduce substantially the level of indebtedness incurred to finance the transactions.

Initial Public Offering

On February 16, 2011, we completed an initial public offering of common stock (see Notes 1 and 10 to our consolidated financial statements included elsewhere in this report).

Our assets that currently generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in KMP, approximately 11% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC.  Approximately 98% and 97% of the distributions we received from our subsidiaries for the years ended December 31, 2011 and 2010, respectively, were attributable to KMP.

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

▪
CO2—KMP—(i) the production, transportation and marketing of carbon dioxide, referred to as CO2, to oil fields that use CO2 to increase production of oil; (ii) ownership interests in and/or operation of oil fields in West Texas; and (iii) the ownership and operation of a crude oil pipeline system in West Texas;

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

oil pipeline system, which connects Canadian and U.S. producers to refineries located in the U.S. Rocky Mountain and Midwest regions; and (iii) the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport; and

▪
NGPL PipeCo LLC—our 20% interest in NGPL PipeCo LLC, the owner of Natural Gas Pipeline Company of America and certain affiliates, collectively referred to as Natural Gas Pipeline Company of America or NGPL, a major interstate natural gas pipeline and storage system, which we operate.

In addition, during the historical periods presented prior to 2011 in this report, we had a business segment referred to as Power, which consisted of our ownership of natural gas-fired electric generation facilities.  On October 22, 2010, we sold our facility located in Michigan, referred to as Triton Power, for approximately $15.0 million in cash, and as a result, we no longer report Power as a business segment.  See Note 3 to our consolidated financial statements included elsewhere in this report.

As an energy infrastructure owner and operator in multiple facets of the United States’ and Canada’s various energy businesses and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future.  Many of our operations are regulated by various U.S. and Canadian regulatory bodies and a portion of the business portfolio (including the Kinder Morgan Canada—KMP business segment, the Canadian portion of the Cochin Pipeline, and bulk and liquids terminal facilities located in Canada) uses the local Canadian dollar as the functional currency for its Canadian operations and enters into foreign currency-based transactions, both of which affect segment results due to the inherent variability in U.S.-Canadian dollar exchange rates.  To help understand our reported operating results, all of the following references to ‘‘foreign currency effects,’’ or similar terms in this section represent our estimates of the changes in financial results, in U.S. dollars, resulting from fluctuations in the relative value of the Canadian dollar to the U.S. dollar.  The references are made to facilitate period-to-period comparisons of business performance and may not be comparable to similarly titled measures used by other registrants.

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

With respect to our interstate natural gas pipelines and related storage facilities, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed-fee reserving the right to transport natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, in the Texas Intrastate Pipeline business, we currently derive approximately 75% of our sales and transport margins from long-term transport and sales contracts that include requirements with minimum volume payment obligations.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2011, the remaining average contract life of KMP’s natural gas transportation contracts (including its intrastate pipelines) was approximately eight years.

The CO2 sales and transportation business primarily has contracts with minimum volume requirements, which as of December 31, 2011, had a remaining average contract life of four years (this remaining average contract life includes intercompany sales; when we eliminate intercompany sales, the remaining average contract life is approximately five years).  Carbon dioxide sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed. Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for contracts making deliveries in 2012, and utilizing the average oil price per barrel contained in our 2012 budget, approximately 70% of our contractual volumes are based on a fixed fee or floor price, and 30% fluctuate with the price of oil (these percentages include intercompany sales; when we eliminate intercompany sales, the percentages are 72% and 28%, respectively).  In the long-term, our success in this business is driven by the demand for carbon dioxide.  However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts.  In the CO2—KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  The realized weighted average crude oil price per barrel, with all hedges allocated to oil, was $69.73 per barrel in 2011, $59.96 per barrel in 2010 and $49.55 per barrel in 2009.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $92.61 per barrel in 2011, $76.93 per barrel in 2010 and $59.02 per barrel in 2009.

The factors impacting the Terminals—KMP business segment generally differ depending on whether the terminal is a liquids or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored.  As with our refined petroleum products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored.  While we handle and store a large variety of products in our bulk terminals, the primary products are coal, petroleum coke, and steel.  For the most part, we have contracts for this business that have minimum volume guarantees and are volume based above the minimums.  Because these contracts are volume based above the minimums, our profitability from the bulk business can be sensitive to economic conditions.  Our liquids terminals business generally has longer-term contracts that require the customer to pay regardless of whether they use the capacity.  Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts (which is typically approximately four years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

In our discussions of the operating results of individual businesses that follow (see “—Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.  Continuing its history of making accretive acquisitions and economically advantageous expansions of existing businesses, in 2011, we invested approximately $2.6 billion for both strategic business acquisitions and expansions of existing assets.  KMP’s capital investments helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.8%, 4.7%, and 7.2%, respectively, for the one-year, three-year, and five-year periods ended December 31, 2011.

Thus, KMP’s ability to increase distributions to us and other investors will, to some extent, be a function of its ability to complete successful acquisitions and expansions.  We believe KMP will continue to have opportunities for expansion of its facilities in many markets, and it has budgeted approximately $1.7 billion for its 2012 capital expansion program, including small acquisitions and investment contributions.  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

In addition, KMP regularly considers and enters into discussions regarding potential acquisitions, including those from us or our affiliates, and are currently contemplating potential acquisitions.  While there are currently no unannounced purchase agreements for the acquisition of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.  KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control.  Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

acquisition strategies, as well as refinance maturing debt when required.  For a further discussion of our liquidity, including KMP’s public debt and equity offerings in 2011, please see “—Liquidity and Capital Resources” below.

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

As presented in the table at the end of this section, for the year ended December 31, 2011, we had cash available to pay distributions of $835.3 million, exceeding our budget of $820 million.  As discussed below, our dividend for the first quarter of 2011 (paid on May 16, 2011) was prorated for the time we have been public.  Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011.  As of December 31, 2011, investor retained stock was convertible into a fixed aggregate of 535,972,387 shares of our common stock, which represent 75.7% of our common stock on a fully-converted basis.  Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock reduces on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully converted basis is the same before and after the conversion of our investor retained stock.

Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds.  During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy.  There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends.  The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.  Distributions we receive from KMP are our most significant source of our cash available to pay dividends (including the value of additional KMR shares we receive on the approximately 14.1 million shares we own).  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

On February 11, 2011, our board of directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one-time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special cash bonuses (and premium pay) in an aggregate amount of approximately $100 million that was paid in May of 2011 to certain of our non-senior management employees.  No holders of our Class B shares or Class C shares received such bonuses.

Subsequent to the offering and through December 31, 2011, we paid dividends totaling $523.8 million, or $0.74 per common share, which consisted of (i) the initial quarterly dividend of $0.14 per share for the first quarter of 2011, representing a prorated amount for the period during the first quarter that we were public and (ii) quarterly dividends of $0.30 per share with respect to the second and third quarters of 2011.  On January 18, 2012, our Board of directors declared a dividend of $0.31 per share ($1.24 annualized) for the fourth quarter of 2011 paid on February 15, 2012, to shareholders of record as of January 31, 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Cash Available to Pay Dividends
(In millions)

	Year Ended December 31,
	2011	2010
KMP distributions to us
From ownership of general partner interest(a)(b)	$1,188.4	$883.9
On KMP units owned by us(c)	99.3	93.7
On KMR shares owned by us(d)	61.7	54.2
Total KMP distributions to us	1,349.4	1,031.8
NGPL PipeCo LLC’s cash available for distribution to us	30.3	34.7

Total cash generated	1,379.7	1,066.5
General and administrative expenses and sustaining capital expenditures	(10.2)	2.6
Interest expense	(166.3)	(158.0)

Cash available to pay dividends before cash taxes	1,203.2	911.1
Cash taxes(e)	(367.9)	(257.0)

Cash available to pay dividends(b)	$835.3	$654.1
____________

(a)
Based on (i) Kinder Morgan Energy Partners, L.P.  (KMP) distributions of $4.58 and $4.32 per common unit paid in the years ended December 31, 2011 and 2010, respectively, (versus distributions of $4.61 and $4.40 per common unit declared for the years ended December 31, 2011 and 2010, respectively); (ii) 316.2 million and 298.2 million aggregate common units, Class B units and i-units outstanding as of January 31, 2011 and January 29, 2010, respectively; (iii) 318.9 million and 299.7 million aggregate common units, Class B units and i-units outstanding as of April 29, 2011 and April 30, 2010, respectively; (iv) 329.7 million and 309.3 million aggregate common units, Class B units and i-units outstanding as of July 29, 2011 and July 30, 2010, respectively; (v) 333.0 million and 312.9 million aggregate common units, Class B units and i-units outstanding as of October 31, 2011 and October 28, 2010, respectively; and (vi) with respect to the 7.9 million common units issued during 2010 that were deemed by us to be issued in connection with financing a portion of the acquisition of KMP's initial 50% interest in the KinderHawk joint venture, we as general partner waived receipt of its related incentive distributions from the second quarter 2010 through 2011.

(b)
Includes $170 million pre-tax (approximately $109 million after-tax) negative impact in the third quarter of 2010 of a KMP distribution of cash from an interim capital transaction.  As a result of the distribution of cash from an interim capital transaction, the amount actually distributed to the general partner in the third quarter of 2010 was $170 million lower than it otherwise would have been had all the distributions been cash from operations.  Excluding the effect of the distribution of cash from an interim capital transaction, projected cash available to pay dividends was approximately $763 million for the year ended December 31, 2010.

(c)	Based on 21.7 million KMP units owned by us multiplied by the KMP per unit distribution paid, as outlined in footnote (a) above.
(d)
Assumes that we sold approximately 0.9 million Kinder Morgan Management, LLC (KMR) shares that we received as distributions in each of the years ended December 31, 2011 and 2010 at the price used to calculate the number of KMR shares received in the quarterly distributions.  We did not sell any KMR shares in 2011 or 2010.  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(e)	2010 amounts include approximately $61 million of tax benefits related to an interim capital transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Year Ended December 31,
	2011	2010

Income from continuing operations(a)	$652.2	$300.3
Depreciation, depletion and amortization(a)	1,091.9	1,078.8
Amortization of excess cost of equity investments(a)	6.7	5.8
(Income) Loss from equity investments(a)	(313.1)	186.2
Distributions from equity investments	286.6	219.8
Distributions from equity investments in excess of cumulative earnings	236.3	224.5
KMP certain items(b)	493.0	189.2
KMI purchase accounting(c)	(9.2)	(33.8)
Going Private Transaction litigation settlement(d)	-	200.0
Interim capital transaction(e)	-	(166.6)
Difference between cash and book taxes	(32.4)	(99.0)
Difference between cash and book interest expense for KMI	(0.9)	(0.7)
Sustaining capital expenditures(f)	(212.7)	(180.8)
KMP declared distribution on its limited partner units owned by the public(g)	(1,356.5)	(1,210.8)
Other(h)	(6.6)	(58.8)
Cash available to pay dividends	$835.3	$654.1
____________
(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses.  Year 2011 includes (i) $167.2 million non-cash loss on remeasurement of KMP’s previously held equity interest in KinderHawk to fair value; (ii) $234.3 million increase to KMP’s legal reserve attributable to rate case and other litigation involving KMP’s products pipelines on the West Coast; and (iii) KMP’s portion ($87.1 million) of a $100 million special bonus expense for non-senior management employees, which KMP is required to recognize in accordance with U.S. generally accepted accounting principles.  However, KMP has no obligation, nor did it pay any amounts in respect to such bonuses. The cost of the $100 million special bonus to non-senior management employees was not borne by our Class P shareholders.  In May of 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders.  KMP adds back these certain items in its calculation of distributable cash flows used to determine its distribution.

(c)	Consists of non-cash purchase accounting adjustments related to the Going Private Transaction primarily associated with non-cash income recognized from the revaluation of KMP’s crude hedges.
(d)	Year 2010 includes a $200 million (pre-tax) Going Private Transaction litigation settlement.
(e)
Year 2010 includes an interim capital transaction wherein a portion of KMP’s partnership distributions for the second quarter of 2010 (which it paid in the third quarter of 2010) was a distribution of cash from an interim capital transaction rather than a distribution of cash from operations.  The difference between the $166.6 million pre-tax amount shown here and the $170 million pre-tax amount discussed in note (b) to the Cash Available to Pay Dividends table above is due to differences between the earnings impact and the cash impact of the interim capital transaction.  The difference is reflected in this table in “Other.”

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

(h)
Consists of items such as timing and other differences between earnings and cash (for example, a lag between when earnings are recognized and distributions are paid, including distributions to us by KMP), the elimination of any earnings from our formerly owned Power segment, KMP’s cash flow in excess of its distributions and KMI certain items, which includes KMI’s portion ($12.9 million) of the special bonus described in footnote (b) above for the year ended December 31, 2011.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of U.S. generally accepted accounting principles involves the exercise of varying degrees of judgment.  Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining (i) the economic useful lives of our assets; (ii) the fair values used to assign purchase price from business combinations, determine possible asset impairment charges, and calculate the annual goodwill impairment test; (iii) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (iv) provisions for uncollectible accounts receivables; (v) exposures under contractual indemnifications; and (vi) unbilled revenues.

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

Legal Matters

We are subject to litigation and regulatory proceedings as a result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  In general, we expense legal costs as incurred; accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  When we identify specific litigation that is expected to continue for a significant period of time, is reasonably possible to occur, and may require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement.  Generally, if no amount within this range is a better estimate than any other amount, we record a liability equal to the low end of the range.  Any such liability recorded is revised as better information becomes available.

As of December 31, 2011, KMP’s most significant ongoing litigation proceedings involved its West Coast Products Pipelines.  Transportation rates charged by certain of these pipeline systems are subject to proceedings at the FERC and

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

the CPUC involving shipper challenges to the pipelines’ interstate and intrastate (California) rates, respectively.  For more information on regulatory proceedings, see Note 16 to our consolidated financial statements included elsewhere in this report.

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

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives, are being amortized in a systematic and rational manner over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  For more information on our amortizable intangibles, see Note 7 to our consolidated financial statements included elsewhere in this report.

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

Proved reserves are the estimated quantities of oil and gas that geologic and engineering data demonstrates with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Estimates of proved reserves may change, either positively or negatively, as additional information becomes available and as contractual, economic and political conditions change.  For more information on our ownership interests in the net quantities of proved oil and gas reserves and our measures of discounted future net cash flows from oil and gas reserves, please see Note 21 to our consolidated financial statements included elsewhere in this report.

Hedging Activities

We engage in a hedging program that utilizes derivative contracts to mitigate (offset) our exposure to fluctuations in energy commodity prices and to balance our exposure to fixed and variable interest rates, and we believe that these hedges are generally effective in realizing these objectives.  According to the provisions of U.S. generally accepted accounting principles, to be considered effective, changes in the value of a derivative contract or its resulting cash flows must substantially offset changes in the value or cash flows of the item being hedged, and any ineffective portion of the hedge gain or loss and any component excluded from the computation of the effectiveness of the derivative contract must be reported in earnings immediately.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Employee Benefit Plans

With respect to the amount of income or expense we recognize in association with our pension and retiree medical plans, we must make a number of assumptions with respect to both future financial conditions (for example, medical costs, returns on fund assets and market interest rates) as well as future actions by plan participants (for example, when they will retire and how long they will live after retirement).  Most of these assumptions have relatively minor impacts on the overall accounting recognition given to these plans, but two assumptions in particular, the discount rate and the assumed long-term rate of return on fund assets, can have significant effects on the amount of expense recorded and liability recognized.  We review historical trends, future expectations, current and projected market conditions, the general interest rate environment and benefit payment obligations to select these assumptions.  The discount rate represents the market rate for a high quality corporate bond.  The selection of these assumptions is further discussed in Note 9 to our consolidated financial statements included elsewhere in this report.  While we believe our choices for these assumptions are appropriate in the circumstances, other assumptions could be reasonably applied and, therefore, we note that, at our current level of pension and retiree medical funding, a change of 1% in the long-term return on assets assumption would increase (decrease) our annual retiree medical expense by approximately $0.6 million ($0.6 million) and would increase (decrease) our annual pension expense by $2.5 million ($2.5 million) in comparison to that recorded in 2011.  Similarly, a 1% change in the discount rate would increase (decrease) our accumulated postretirement benefit obligation by $8.5 million ($7.7 million) and would increase (decrease) our projected pension benefit obligation by $39.4 million ($35.2 million) compared to those balances as of December 31, 2011.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Results of Operations

Consolidated

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines—KMP(b)	$461.3	$496.9	$584.0
Natural Gas Pipelines—KMP(c)	772.8	828.9	788.7
CO2—KMP(d)	1,116.1	1,018.2	878.5
Terminals—KMP(e)	702.1	640.3	596.4
Kinder Morgan Canada—KMP(f)	201.6	181.6	154.5
NGPL PipeCo LLC(g)	18.7	(399.0)	42.5
Power(h)	-	4.1	4.8
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	3,272.6	2,771.0	3,049.4
Depreciation, depletion and amortization expense	(1,091.9)	(1,078.8)	(1,070.2)
Amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
NGPL PipeCo LLC fee revenue(i)	35.1	47.2	45.8
Other revenues	1.1	3.6	-
General and administrative expenses(j)	(515.0)	(631.1)	(373.0)
Unallocable interest and other, net(k)	(700.6)	(652.6)	(583.7)
Income from continuing operations before income taxes	994.6	453.5	1,062.5
Unallocable income tax expense(a)	(342.4)	(153.2)	(289.7)
Income from continuing operations	652.2	300.3	772.8
Income (loss) from discontinued operations, net of tax	7.8	(0.7)	0.3
Net income	660.0	299.6	773.1
Net income attributable to noncontrolling interests	(65.6)	(340.9)	(278.1)
Net (loss) income attributable to Kinder Morgan, Inc.(l)	$594.4	$(41.3)	$495.0
____________

(a)	KMP’s income taxes expenses for the years ended December 31, 2011, 2010 and 2009 were $20.4 million, $14.4 million and $36.9 million, respectively, and are included in segment earnings.
(b)
2011 amount includes (i) a $168.2 million increase in expense associated with rate case liability adjustments; (ii) a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments; (iii) an $8.6 million increase in expense associated with environmental liability adjustments for periods prior to 2011; (iv) a $6.7 million increase in expense associated with legal liability adjustments related to a litigation matter involving the Calnev pipeline’s Las Vegas terminal operations; (v) a $12.1 million increase in income from both the disposal of property and the settlement of a legal matter related to the sale of a portion of the Gaffey Street, California land; (vi) a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; and (vii) $1.8 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2010 amount includes (i) a $172.0 million increase in expense associated with rate case liability adjustments; (ii) an $18.0 million decrease in income associated with combined property environmental expenses and the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land; (iii) a $2.5 million increase in expense associated with environmental liability adjustments; (iv) an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of its remaining interest to fair value; (v) a $0.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions; and (vi) $7.6 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2009 amount includes (i) a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (ii) an $18.0 million increase in expense associated with rate case and other legal liability adjustments; (iii) an $11.5 million increase in expense associated with environmental liability adjustments; (iv) a $1.7 million increase in income resulting from unrealized foreign currency gains on long-term debt transactions; (v) a $0.2 million increase in income from hurricane casualty gains; and (vi) $0.5 million decrease in earnings related to assets sold which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes (i) a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value; (ii) a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011; and (iii) a $1.4 million decrease in earnings related to sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

2010 amount includes a $0.4 million increase in income from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition and a combined $7.4 million decrease in earnings related to sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2009 amount includes (i) a $7.8 million increase in income from hurricane casualty gains; (ii) a decrease in income of $5.6 million resulting from unrealized mark to market gains and losses due to the discontinuance of hedge accounting at Casper Douglas; (iii) a $0.1 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; and (iv) a combined $0.9 million decrease in earnings related sales and valuation adjustments of assets which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(d)
2011 amount includes a $5.2 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales and increases in earnings resulting from valuation adjustments of $17.5 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2010 amount includes a $5.3 million unrealized gain on derivative contracts used to hedge forecasted crude oil sales and increases in earnings resulting from valuation adjustments of $52.7 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2009 amount includes a $13.5 million unrealized loss on derivative contracts used to hedge forecasted crude oil sales and increases in earnings resulting from valuation adjustments of $95.6 million related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(e)
2011 amount includes (i) a $4.8 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (iii) a $2.2 million increase in income associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.; (iv) a $1.5 million increase in income from the sale of KMP’s ownership interest in Arrow Terminals B.V.; (v) a $1.3 million increase in income from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; (vi) a $7.6 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (vii) a $2.0 million increase in expense associated with environmental liability adjustments; (viii) a $0.6 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal; (ix) a combined $0.5 million decrease in income from property write-offs and expenses associated with the on-going dissolution of KMP’s partnership interest in Globalplex Handling; and (x) a decreases in earnings of $2.4 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2010 amount includes (i) a combined $7.4 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a combined $4.1 million decrease in income associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010 (associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009); (iii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities; (iv) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminals; (v) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition; and (vi) a decreases in earnings of $1.0 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2009 amount includes (i) a combined $24.0 million increase in income from hurricane and fire casualty gains and clean-up and repair activities; (ii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal; (iii) a $0.9 million increase in expense associated with environmental liability adjustments; (iv) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; and (v) a decreases in earnings of $2.6 million related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(f)
2011 amount includes a $3.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.  2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system

(g)
2010 amount includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax); see Note 6 of our consolidated financial statements included elsewhere in this report.

(h)
On October 22, 2010, we sold our Power facility located in Michigan and as a result, we no longer report Power as a business segment, see Notes 3 to our consolidated financial statements included elsewhere in this report.

(i)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 11 and 16 to our consolidated financial statements included elsewhere in this report.
(j)
Includes unallocated litigation and environmental expenses.  2011 amount includes (i) a $100 million (pre-tax) increase in expense associated with a special bonus for non-senior management employees.  The cost of this bonus was not borne by our Class P shareholders.  We paid for these bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders; (ii) a combined $4.1 million increase in expense for unallocated legal expenses and certain asset and business acquisition expenses; (iii) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; (iv) a reduction to expense for a $45.8 million Going Private transaction litigation insurance reimbursement; (v) a $11.2 million increase of expense associated with our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

initial public offering; (vi) a $9.3 million increase in expense related to the EP acquisition; (vii) a $9.9 million increase in Going Private transaction litigation expense; (viii) a $3.6 million increase in expense related to non-cash compensation expense; (ix) a $0.2 million increase in expense for services associated with our postretirement employee benefits; and (x) $0.2 million reduction to expense associated with an insurance claim reimbursement.  2010 amount includes (i) a $200 million (pre-tax) Going Private transaction litigation settlement (see 2011 $45.8 million insurance reimbursement above); (ii) a $4.2 million increase in expense for certain asset and business acquisition costs; (iii) a $1.6 million increase in legal expense associated with items disclosed in these footnotes such as legal settlements and pipeline failures; and (iv) a $0.2 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; (v) a $7.2 million increase of expense associated with our initial public offering; (vi) a $6.1 million increase in expense related to non-cash compensation expense; (vii) a $3.8 million increase in legal expense associated with Going Private transaction and litigation fees; and (viii) a $1.6 million reduction to expense associated with an insurance claim reimbursement.  2009 amount includes (i) a $7.6 million increase in expense related to non-cash compensation expense; (ii) a $2.3 million increase in expense for certain asset and business acquisition costs, which under prior accounting standards would have been capitalized; (iii) a $1.3 million increase in expense for certain land transfer taxes associated with the April 30, 2007 Trans Mountain acquisition; (iv) a $2.7 million decrease in expense related to capitalized overhead costs associated with the 2008 hurricane season; and (v) a $0.7 million reduction in expense associated with Going Private transaction and litigation fees.

(k)
2011, 2010 and 2009 amounts include increase in imputed interest expense of $0.7 million $1.1 million and $1.6 million, respectively, related to the January 1, 2007 Cochin Pipeline acquisition.  Also, 2010 amount includes a gain of $16.1 million related to the sale of Triton Power on October 22, 2010, see Note 3 to our consolidated financial statements included elsewhere in this report.

(l)	2010 amount includes a reduction of approximately $107 million (after-tax) in the income we recognized from our interest in the general partner due to a KMP interim capital transaction.

Year Ended December 31, 2011 vs. 2010

Our total revenues for 2011 and 2010 were $8.3 billion and $8.2 billion, respectively.  For 2011, net income attributable to Kinder Morgan, Inc. totaled $594.4 million as compared to net loss of $41.3 million in 2010.

Total segment earnings before depreciation, depletion and amortization expenses, sometimes referred to as EBDA, increased $501.6 million (18%) in 2011 compared to 2010; however, this overall increase in earnings included an increase of $191.2 million from the effect of the certain items described in the footnotes to the table above (which combined to decrease total segment EBDA by $384.6 million and $575.8 million in 2011 and 2010, respectively).  The remaining $310.4 million (9%) increase in total segment earnings before depreciation, depletion and amortization in 2011 compared to 2010 resulted from better performance from all five of KMP’s reportable business segments, primarily due to increases attributable to the CO2—KMP ($133.2 million), Natural Gas Pipelines—KMP ($115.2 million) and Terminals—KMP ($54.6 million) business segments.

Year Ended December 31, 2010 vs. 2009

Our total revenues for 2010 and 2009 were $8.2 billion and $7.2 billion, respectively.  For 2010 the net loss attributable to Kinder Morgan, Inc. totaled $41.3 million as compared to income of $495.0 million in 2009.  Net income attributable to Kinder Morgan, Inc. for 2010 was negatively impacted by (i) a $128 million (after-tax) Going Private Transaction litigation settlement; (ii) approximately $107 million (after-tax) from a reduction in the income we recognized from our interest in the general partner due to a KMP distribution of cash from interim capital transactions; and (iii) approximately $275 million (after-tax) from an investment impairment charge recorded in the first quarter of 2010.

Total segment earnings before depreciation, depletion and amortization decreased $278.4 million (9%) in 2010 compared to 2009, and the overall decrease included a decrease in earnings of $617.1 million from the effect of the certain items described in the footnotes to the table above (combining to affect total segment EBDA by a $575.8 million decrease and a $41.3 million increase in 2010 and 2009, respectively).  The two primary items described in the footnotes to the table above contributing to the $575.8 million decrease in total segment earnings before depreciation, depletion and amortization for 2010 were (i) a $430 million (pre-tax) impairment of our investment in NGPL PipeCo LLC and (ii) a $172 million (pre-tax) expense associated with the Products Pipeline—KMP litigation.  The remaining $338.7 million (11%) increase in total segment earnings before depreciation, depletion and amortization in 2010 versus 2009 resulted from better performance from all five of KMP’s reportable business segments, mainly due to increases attributable to the CO2—KMP and Terminals—KMP business segments.  The Going Private Transaction litigation settlement and KMP interim capital transaction discussed in footnotes (j) and (l) to the above table, respectively, did not impact earnings before DD&A.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

During 2010, KMP benefitted from (i) higher revenues from crude oil, natural gas liquids and carbon dioxide sales, due largely to the positive impact of higher energy prices—primarily in the last six months of the year—relative to 2009; (ii) incremental earnings from the shale gas gathering and treating services offered by the Kinder Morgan Natural Gas Treating operations and KMP’s 50%-owned KinderHawk Field Services; (iii) higher revenues from refined petroleum products delivery revenues by KMP’s West Coast products pipelines and higher earnings from ethanol related handling activities at its West Coast and Southeast products terminal operations; (iv) the positive impact from a full year of operations from Kinder Morgan Louisiana and KMP’s 50%-owned Midcontinent Express natural gas pipeline systems; and (v) incremental earnings from both newly acquired and expanded bulk and liquids terminal operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Products Pipelines—KMP

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$914.0	$883.0	$826.6
Operating expenses(a)	(499.7)	(414.6)	(269.5)
Other income (expense)(b)	8.2	(11.8)	(1.1)
Earnings from equity investments	33.9	22.8	18.7
Interest income and Other, net(c)	8.2	16.4	12.4
Income tax (expense) benefit (d)	(3.3)	1.1	(3.1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$461.3	$496.9	$584.0

Gasoline (MMBbl) (e)	398.0	403.5	400.1
Diesel fuel (MMBbl)	148.9	148.3	143.2
Jet fuel (MMBbl)	110.5	106.2	111.4
Total refined product volumes (MMBbl)	657.4	658.0	654.7
Natural gas liquids (MMBbl)	26.1	25.2	26.5
Total delivery volumes (MMBbl)(f)	683.5	683.2	681.2
Ethanol (MMBbl)(g)	30.4	29.9	23.1
__________
(a)
2011, 2010 and 2009 amounts include increases in expense of $8.6 million, $2.5 million and $11.5 million, respectively, associated with environmental liability adjustments.  2011 amount also includes a $168.2 million increase in expense associated with rate case liability adjustments, a $60.0 million increase in expense associated with rights-of-way lease payment liability adjustments, and a $6.7 million increase in expense associated with legal liability adjustments related to a litigation matter involving the Calnev pipeline’s Las Vegas terminal operations.  2010 amount also includes a $172.0 million increase in expense associated with rate case liability adjustments, and a $14.1 million increase in expense associated with environmental clean-up expenses and the demolition of physical assets in preparation for the sale of KMP’s Gaffey Street, California land.  2009 amount also includes a $23.0 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries, and an $18.0 million increase in expense associated with rate case and other legal liability adjustments.

(b)
2011 amount includes a $10.8 million increase in income from the sale of a portion of KMP’s Gaffey Street, California land.  2010 amount includes disposal losses of $3.9 million related to the retirement of KMP’s Gaffey Street, California land.  2009 amount includes a gain of $0.2 million from hurricane casualty indemnifications.  Also, 2011, 2010 and 2009 amounts include $1.8 million, $7.6 million and $0.5 million, respectively, of decreases in earnings related to property disposal losses, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $1.3 million increase in income from the settlement of a legal matter related to the sale of a portion of KMP’s Gaffey Street, California land.  2010 and 2009 amounts include increases in income of $0.7 million and $1.7 million, respectively, resulting from unrealized foreign currency gains on long-term debt transactions.  2010 amount also includes an $8.8 million gain from the sale of a 50% ownership interest in the Cypress pipeline system and the revaluation of KMP’s remaining interest to fair value.

(d)	2011 amount includes a $0.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.
(e)	Volumes include ethanol pipeline volumes.
(f)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin, and Cypress pipeline volumes.
(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Combined, the certain items described in the footnotes to the table above accounted for decreases in segment earnings before depreciation, depletion and amortization expenses by $42.5 million in 2011, $139.5 million in 2010, when compared with the respective prior year.  Following is information related to the segment’s (i) remaining $6.9 million (1%) and $52.4 million (8%) increases in earnings before depreciation, depletion and amortization and (ii) $31.0 million (4%) and $56.4 million (7%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$17.5	53%		$29.9	66%
Plantation Pipeline	8.6	19%		1.2	6%
West Coast Terminals	8.5	11%		9.8	10%
Pacific operations	(17.6)	(6	) %	(11.1)	(3	) %
Calnev Pipeline	(4.6)	(8	) %	(3.4)	(5	) %
Transmix operations	(3.5)	(9	) %	2.8	6%
All others (including eliminations)	(2.0)	(2	) %	1.8	1%
Total Products Pipelines—KMP	$6.9	1%		$31.0	4%

The primary increases and decreases in the Products Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 were attributable to the following:

•
a $17.5 million (53%) increase from the Cochin natural gas liquids pipeline system—largely related to a 33% increase in system-wide throughput volumes, partially offset by increased income tax expense due to the year-over-year increase in pre-tax income;

•
an $8.6 million (19%) increase from KMP’s approximate 51% equity interest in the Plantation pipeline system.  The increase in Plantation’s earnings was primarily due to higher oil loss allowance revenues, a 4% increase in transport volumes, and the absence of an expense from the write-off of an uncollectible receivable in the first quarter of 2010;

•
an $8.5 million (11%) increase from the West Coast terminal operations—due mainly to the completion of various terminal expansion projects that increased liquids tank capacity, and partly to higher rates on existing storage;

•
a $17.6 million (6%) decrease from the Pacific operations—due largely to an $11.1 million decrease in revenues and a $6.1 million increase in combined operating expenses.  The decrease in revenues was primarily due to lower average tariffs, due both to lower rates on the system’s East Line deliveries as a result of rate case settlements since the end of 2010 and lower military tenders.  This decrease was partially offset by higher terminal revenues attributable to a 10% increase in ethanol handling volumes.  The increase in operating expenses was mainly due to a $7.5 million increase in expense associated with liability adjustments made pursuant to an adverse tentative court decision on the amount of 2011 rights-of-way lease payment obligations;

•
a $4.6 million (8%) decrease from the Calnev Pipeline—due largely to a 21% drop in ethanol handling volumes that related to both lower deliveries to the Las Vegas market and incremental ethanol blending services offered by a competing terminal; and

•	a $3.5 million (9%) decrease from the Transmix processing operations—due mainly to a $4.2 million decrease in income from lower product gains relative to 2010.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$40.0	15%		$49.9	13%
Southeast Terminals	14.9	28%		12.0	15%
West Coast Terminals	10.5	16%		10.7	12%
Plantation Pipeline	3.2	8%		(0.3)	(1	) %
Central Florida Pipeline	2.9	6%		1.4	2%
Cochin Pipeline	(20.4)	(38	) %	(16.6)	(27	) %
All others (including eliminations)	1.3	1%		(0.7)	(1	) %
Total Products Pipelines—KMP	$52.4	8%		$56.4	7%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

The primary increases and decreases in the Products Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 were attributable to the following:

▪
a $40.0 million (15%) increase from the Pacific operations—due largely to a $49.9 million (13%) increase in operating revenues, consisting of a $32.1 million (11%) increase in mainline delivery revenues and a $17.8 million (17%) increase in fee-based terminal revenues.  The increase in pipeline delivery revenues was attributable to higher average tariff rates in 2010 (due in part to FERC-approved rate increases) and to military tender rate increases.  Overall mainline delivery volumes were essentially flat across both years.  The increase in terminal revenues was mainly attributable to incremental ethanol handling services that were due in part to mandated increases in ethanol blending rates in California since the end of 2009;

▪
a $14.9 million (28%) increase from the Southeast terminal operations—due to both increased ethanol throughput (driven by continued high demand during 2010 in the ethanol and biofuels markets) and higher product inventory gains relative to the prior year;

▪
a $10.5 million (16%) increase from the West Coast terminal operations—driven by higher warehousing revenues and incremental customers at KMP’s combined Carson/Los Angeles Harbor terminal system, higher biodiesel revenues from KMP’s two Portland, Oregon liquids facilities, and incremental earnings contributions from the terminals’ Portland, Oregon Airport pipeline, which was acquired on July 31, 2009;

▪
a $3.2 million (8%) increase from KMP’s equity investment in Plantation.  The increase in Plantation’s earnings was driven by both higher products transportation revenues and higher oil loss allowance revenues.  The increase in transportation revenues was due to a 2% increase in pipeline throughput volumes, resulting from both an upgrade at a refinery in Louisiana and to mainline allocation on a competing pipeline.  The increase in oil loss allowance revenues was associated with the increase in volumes and an increase in products prices, relative to the prior year;

▪	a $2.9 million (6%) increase from the Central Florida Pipeline—due mainly to incremental product inventory gains and partly to higher ethanol handling revenues; and

▪
a $20.4 million (38%) decrease from the Cochin pipeline system—attributable to a $16.6 million (27%) drop in revenues and a $3.8 million (35%) increase in operating expenses.  The lower revenues reflected a 32% decline in propane delivery volumes, due to milder weather, a drop in grain drying demand, and the negative impacts from unfavorable tariff changes in 2010.  The increase in  operating expenses was primarily related to favorable settlements reached in the first quarter of 2009 with the seller of the remaining approximate 50.2% interest in the Cochin pipeline system that KMP purchased on January 1, 2007.

Natural Gas Pipelines—KMP

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$4,265.1	$4,416.5	$3,806.9
Operating expenses(b)	(3,551.6)	(3,756.8)	(3,192.7)
Other income (expense)(c)	(1.4)	(0.9)	6.6
Earnings from equity investments	227.2	169.1	141.8
Interest income and Other, net(d)	(162.4)	4.3	31.8
Income tax expense	(4.1)	(3.3)	(5.7)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$772.8	$828.9	$788.7

Natural gas transport volumes (Bcf)(e)	2,925.0	2,584.2	2,285.1
Natural gas sales volumes (Bcf)(f)	804.7	797.9	794.5
__________

(a)	2010 amount includes a $0.4 million increase in revenues from certain measurement period adjustments related to KMP’s October 1, 2009 natural gas treating business acquisition.
(b)
2011 amount includes a $9.7 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011.  2009 amount includes a $5.6 million decrease in income resulting from unrealized mark to market losses due to the discontinuance of hedge accounting at Casper Douglas.  Beginning in the second quarter of 2008, the Casper and Douglas gas processing operations discontinued hedge accounting, and the last of the related derivative contracts expired in December 2009.  2009 amount also includes a $0.1 million increase in expense associated with adjustments to long-term receivables for environmental cost

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

recoveries.  Also, amounts include a decrease in earnings of $6.5 million for the year ended 2010 related to a valuation adjustment to cushion gas and a increase in earnings of $0.3 million for the years ended 2009 related to valuation adjustments to derivative contracts in place.  These assets had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)
2011, 2010 and 2009 amounts include $1.4 million, $0.9 million and $1.2 million, respectively, in decreased earnings related to assets sold.  These assets had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.  2009 also amount includes gains of $7.8 million from hurricane casualty indemnifications.

(d)	2011 amount includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value.
(e)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC and Texas intrastate natural gas pipeline group, and for 2011 only, Fayetteville Express Pipeline LLC.

(f)	Represents Texas intrastate natural gas pipeline group volumes.

Combined, the certain items described in the footnotes to the table above accounted for (i) decreases of $171.3 million and $8.2 million, respectively, in segment earnings before depreciation, depletion and amortization expenses in 2011 and 2010 and (ii) a decrease of $0.4 million and an increase of $0.4 million, respectively, in segment revenues in 2011 and 2010, when compared with the respective prior year.

Following is information related to the segment’s remaining (i) $115.2 million (14%) and $48.4 million (6%) increases in earnings before depreciation, depletion and amortization and (ii) $151.0 million (3%) decrease and $609.2 million (16%) increase in operating revenues in 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$92.5	n/a		$99.4	n/a
Fayetteville Express Pipeline(b)	23.8	n/a		n/a	n/a
Midcontinent Express Pipeline(b)	12.6	42%		n/a	n/a
Casper and Douglas Natural Gas Processing	7.6	36%		19.9	19%
Texas Intrastate Natural Gas Pipeline Group	5.8	2%		(251.5)	(6	) %
Kinder Morgan Interstate Gas Transmission	(18.2)	(17	) %	(29.6)	(17	) %
Trailblazer Pipeline	(11.3)	(25	) %	(7.6)	(14	) %
All others (including eliminations)	2.4	1%		18.4	10%
Total Natural Gas Pipelines—KMP	$115.2	14%		$(151.0)	(3	) %
__________

(a)	Equity investment until July 1, 2011. See Note (b).
(b)
Equity investments.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The primary increases and decreases in the Natural Gas Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 were attributable to the following:

▪
a $92.5 million increase from incremental earnings from KMP’s now wholly-owned KinderHawk Field Services LLC.  For more information about the two KinderHawk acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report;

▪	a $23.8 million increase from incremental equity earnings from KMP’s 50% interest in the Fayetteville Express pipeline system, which began firm contract transportation service on January 1, 2011;

▪
a $12.6 million (42%) increase in equity earnings from KMP’s 50% interest in the Midcontinent Express pipeline system—driven by higher transportation revenues and by the June 2010 completion of an expansion project that increased the system’s Zone 1 transportation capacity from 1.5 billion to 1.8 billion cubic feet per day, and Zone 2 capacity from 1.0 billion to 1.2 billion cubic feet per day;

▪	a $7.6 million (36%) increase from the Casper Douglas gas processing operations—attributable to a 40% increase in net processing spreads;

▪
a $5.8 million (2%) increase from the Texas intrastate natural gas pipeline group—primarily due to (i) a $29.8 million increase due to higher margins from both natural gas storage and transportation services (due to favorable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

storage price spreads and a 15% increase in transportation volumes); (ii) an $11.3 million increase due to incremental equity earnings from KMP’s 50% interest in Eagle Ford Gathering LLC; (iii) a $23.7 million drop in natural gas sales margin (mainly attributable to higher costs of natural gas supplies relative to sales price); and (iv) a $12.2 million decrease due to higher operating expenses (attributable primarily to higher pipeline integrity and remediation expenses);

▪
an $18.2 million (17%) decrease from the Kinder Morgan Interstate Gas Transmission pipeline system— driven by a $12.3 million decrease due to lower net fuel recoveries, related to both lower recovery factors resulting from a FERC regulatory settlement reached with shippers that became effective June 1, 2011, and lower average collection prices due to an overall drop in natural gas market prices relative to 2010; and

▪
an $11.3 million (25%) decrease from the Trailblazer pipeline system—mainly attributable to both a $4.8 million increase in expense from the write-off of receivables for under-collected fuel (incremental to the $9.7 million increase in expense that is described in footnote (b) to the results of operations table above and which relates to periods prior to 2011), and a $3.3 million decrease in natural gas transmission revenues, due largely to lower transportation base rates implemented in 2011 as a result of a 2010 rate case settlement.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Kinder Morgan Natural Gas Treating	$33.8	360%		$48.1	339%
KinderHawk Field Services(a)	19.5	n/a		n/a	n/a
Midcontinent Express Pipeline(a)	15.4	105%		n/a	n/a
Kinder Morgan Louisiana Pipeline	14.1	34%		42.5	167%
Casper and Douglas Natural Gas Processing	8.8	71%		30.5	41%
Kinder Morgan Interstate Gas Transmission	(17.2)	(14	) %	3.8	2%
Texas Intrastate Natural Gas Pipeline Group	(16.0)	(4	) %	487.6	14%
Rockies Express Pipeline(a)	(10.0)	(10	) %	n/a	n/a
All others (including eliminations)	-	-		(3.3)	(3	) %
Total Natural Gas Pipelines—KMP	$48.4	6%		$609.2	16%
__________

(a)
Equity investments.  KMP records earnings under the equity method of accounting, but it receives distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

The primary increases and decreases in the Natural Gas Pipelines—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 were attributable to the following:

▪
a $33.8 million (360%) increase from the Kinder Morgan Natural Gas Treating operations—due mainly to KMP’s acquisitions of natural gas treating operations from CrossTex Energy, Inc. on October 1, 2009, and from Gas-Chill, Inc. on September 1, 2010.  Combined, the acquired operations contributed incremental earnings before depreciation, depletion and amortization of $33.8 million, revenues of $48.1 million and operating expenses of $14.1 million in 2010;

▪	a $19.5 million increase due to incremental contributions from KMP’s initial 50% equity ownership interest in KinderHawk, acquired on May 21, 2010;

▪
a $15.4 million (105%) increase from KMP’s equity investment in Midcontinent Express—due primarily to the inclusion of a full year of operations in 2010 and the June 2010 completion of the expansion project described above.  Midcontinent Express initiated interim natural gas transportation service for its Zone 1 pipeline segment on April 10, 2009, achieved full Zone 1 service on May 21, 2009, and achieved full Zone 2 service on August 1, 2009;

▪
a $14.1 million (34%) increase from the Kinder Morgan Louisiana pipeline system—consisting of a $36.6 million increase in system operating income and a $22.5 million decrease in non-operating other income.  The increase from operations was mainly due to incremental transportation service (KMP commenced limited natural gas transportation service in April 2009 and it completed construction and began full transportation service on the system’s remaining portions in June 2009).  The drop in non-operating income, relative to 2009, reflected lower income pursuant to FERC regulations governing allowances for capital funds that are used for pipeline construction costs (an equity cost of capital allowance);

▪
an $8.8 million (71%) increase from the Casper Douglas gas processing operations—primarily attributable to higher natural gas processing spreads.  The $30.5 million (41%) year-to-year increase in revenues was driven by

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

both a 4% increase in natural gas liquids sales volumes and a 41% increase in average natural gas liquids sales prices;

▪
a $17.2 million (14%) decrease from the Kinder Morgan Interstate Gas Transmission pipeline system—driven by a $7.2 million decrease due to lower margins on operational sales of natural gas, and a $6.8 million decrease due to lower pipeline net fuel recoveries.  Both decreases were due mainly to lower average natural gas prices in 2010.  KMIGT’s operational gas sales are primarily made possible by both collection of fuel in kind pursuant to its currently effective gas transportation tariff, and by recoveries of storage cushion gas volumes;

▪
a $16.0 million (4%) decrease from the Texas intrastate natural gas pipeline group—driven by (i) a $15.8 million decrease in earnings from overall storage activities (primarily due to lower price spreads due to unfavorable market conditions relative to 2009); (ii) a $3.5 million decrease from lower interest income, due to a one-time natural gas loan to a single customer in 2009; (iii) a $3.4 million decrease due to lower natural gas gains (primarily due to 2009 volume measurement gains related to the normal tracking of natural gas throughout the pipeline system); and (iv) a $2.8 million decrease in natural gas sales margins, largely attributable to higher costs of natural gas supplies relative to sales prices and less favorable market conditions.  The overall decrease in earnings in 2010 versus 2009 was partially offset by a $9.5 million increase in earnings due to higher natural gas processing margins, due mainly to higher natural gas liquids prices relative to 2009, and a $3.1 million increase in earnings due to incremental equity earnings from KMP’s 40%-owned Endeavor Gathering LLC, acquired effective November 1, 2009; and

▪
a $10.0 million (10%) decrease from KMP’s 50% interest in the Rockies Express pipeline system.  Compared to 2009, Rockies Express’ net income (on a 100% basis) dropped $18.1 million (9%) in 2010.  The decrease consisted of (i) a $70.3 million decrease primarily related to higher interest expenses, net of interest income and (ii) a $52.2 million increase from higher system operating income.  The increase in interest expenses was due to higher non-cash allowances for borrowed funds used during construction in 2009 (which reduces interest expenses), and to debt obligations shifting from short-term to long-term at higher interest rates in 2010.  (Rockies Express issued $1.7 billion aggregate principal amount of fixed rate senior notes in a private offering in March 2010 to secure permanent financing for the Rockies Express pipeline construction costs).  The increase in operating income was driven by incremental transportation service revenues related to the completion and start-up of the Rockies Express-East pipeline segment, the third and final phase of the Rockies Express system.  Rockies Express-East began initial pipeline service on June 29, 2009 and began full operations on November 12, 2009.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in both pairs of comparable years primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from year-to-year in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its natural gas sales revenues are largely offset by corresponding increases and decreases in its natural gas purchase costs.  It realizes earnings by capturing the favorable differences between the changes in its gas sales prices, purchase prices and transportation costs, including fuel.  KMP’s intrastate group accounted for 85%, 88% and 89%, respectively, of the segment’s revenues in 2011, 2010 and 2009, and 93%, 94% and 95%, respectively, of the segment’s operating expenses in 2011, 2010 and 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

CO2—KMP

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues(a)	$1,433.7	$1,298.4	$1,131.3
Operating expenses	(342.5)	(308.1)	(271.1)
Earnings from equity investments	24.1	22.5	22.3
Interest income and Other, net	5.2	4.5	-
Income tax (expense) benefit	(4.4)	0.9	(4.0)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$1,116.1	$1,018.2	$878.5

Southwest Colorado carbon dioxide production (gross) (Bcf/d)(b)	1.3	1.3	1.2
Southwest Colorado carbon dioxide production (net) (Bcf/d)(b)	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	28.6	29.2	30.1
SACROC oil production (net)(MBbl/d)(d)	23.8	24.3	25.1
Yates oil production (gross)(MBbl/d)(c)	21.7	24.0	26.5
Yates oil production (net)(MBbl/d)(d)	9.6	10.7	11.8
Katz oil production (gross)(MBbl/d)(c)	0.5	0.3	0.3
Katz oil production (net)(MBbl/d)(d)	0.4	0.2	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(d)	8.5	10.0	9.5
Realized weighted average oil price per Bbl(e)	$69.73	$59.96	$49.55
Realized weighted average natural gas liquids price per Bbl(f)	$65.61	$51.03	$37.96
__________

(a)
2011, 2010 and 2009 amounts include unrealized gains of $5.2 million, unrealized gains of $5.3 million and unrealized losses of $13.5 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.  Also, amounts include increases in segment earnings resulting from valuation adjustments of $17.5 million, $52.7 million and $95.6 million for the years ended 2011, 2010 and 2009, respectively, related to derivative contracts in place at the time of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.
(c)
Represents 100% of the production from the field.  KMP owns an approximately 97% working interest in the SACROC unit and an approximately 50% working interest in the Yates unit, and an approximately 99% working interest in the Katz Strawn unit.

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

Combined, the unrealized gains and losses, and valuation adjustments on derivative contracts used to hedge forecasted crude oil sales and described in footnote (a) to the table above decreased both earnings before depreciation, depletion and amortization and revenues by $35.3 million and $24.1 million, respectively, in 2011 and 2010 when compared with the respective prior years.  For each of the segment’s two primary businesses, following is information related to the remaining (i) $133.2 million (14%) and $163.8 million (21%) increases in earnings before depreciation, depletion and amortization and (ii) $170.6 million (14%) and $191.2 million (18%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$95.9	14%	$127.2	13%
Sales and Transportation Activities	37.3	14%	55.6	19%
Intrasegment Eliminations	-	-	(12.2)	(23	) %
Total CO2—KMP	$133.2	14%	$170.6	14%

The segment’s oil and gas producing activities include the operations associated with its ownership interests in oil-producing fields and natural gas processing plants, and generally, earnings from these activities are closely aligned with realized price levels for crude oil and natural gas liquids products.  When compared to 2010, the increase in earnings from the segment’s oil and gas producing activities in 2011 was mainly due to the following:

▪
a $92.1 million (12%) increase due to higher crude oil sales revenues—due to higher average realized sales prices for U.S. crude oil.  KMP’s realized weighted average price per barrel of crude oil increased 16% in 2011 versus 2010.  The overall increase in crude oil sales revenues was partially offset, however, by a 4% decrease in oil production volumes (volumes presented in the results of operations table above), due primarily to a general year-over-year decline in production at both the SACROC and Yates field units;

▪
a $19.3 million (133%) increase due to higher net profits interest revenues from KMP’s 28% net profits interest in the Snyder, Texas natural gas processing plant—driven by higher natural gas liquids prices, increased producing volumes in the last half of 2011, and the favorable impact from the restructuring of certain liquids processing contracts that became effective at the beginning of 2011.  The contractual changes increased liquids processing production allocated to the plant, and decreased liquids production allocated to the SACROC field unit;

▪
a $17.2 million (9%) increase due to higher natural gas plant products sales revenues—due to a 29% increase in KMP’s realized weighted average price per barrel of natural gas liquids.  The increase in revenues from higher realized sales prices was partially offset, however, by a 15% decrease in liquids sales volumes, mainly related to the contractual reduction in KMP’s net interest in liquids production from the SACROC field (described above); and

▪
a $30.1 million (10%) decrease due to higher combined operating expenses—driven primarily by higher carbon dioxide supply expenses that related to both initiating carbon dioxide injections into the Katz field and higher carbon dioxide prices.

The increase in earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities in 2011 compared to 2010 was attributable to the following:

▪
a $43.1 million (21%) increase due to higher carbon dioxide sales revenues—primarily due to higher average sales prices.  The segment’s average price received for all carbon dioxide sales in 2011 increased 19% compared to 2010, due largely to the fact that a portion of its carbon dioxide sales contracts are indexed to oil prices.  In addition, overall carbon dioxide sales volumes increased slightly (1%) in 2011 versus 2010;

▪
a $7.5 million (10%) increase due to higher carbon dioxide and crude oil pipeline transportation revenues—due mainly to incremental transportation service on the Eastern Shelf carbon dioxide pipeline.  KMP completed construction of the pipeline in December 2010; and

▪
a $16.4 million (30%) decrease due to higher combined operating expenses—driven by higher severance tax expenses and higher carbon dioxide supply expenses, both related to higher commodity prices in 2011.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$114.7	20%	$160.5	19%
Sales and Transportation Activities	49.1	23%	38.0	15%
Intrasegment Eliminations	-	-	(7.3)	(16	) %
Total CO2—KMP	$163.8	21%	$191.2	18%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

The segment’s overall increase in earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 was due to higher earnings from both its oil and gas producing activities and its sales and transportation activities.  The year-over-year increase in earnings from oil and gas producing activities was due mainly to the following:

▪
a $160.5 million (19%) increase due to higher operating revenues—driven by a $154.4 million (19%) increase in combined crude oil and natural gas plant product sales revenues, due largely to increases of 21% and 34% in the realized weighted average price per barrel of crude oil and natural gas liquids, respectively, and partly to a 5% increase in natural gas liquids sales volumes.  The overall increase in sales revenues was somewhat offset by a 5% decline in crude oil sales volumes in 2010; and

▪
a $46.8 million (18%) decrease due to higher combined operating expenses—driven by a $29.7 million (326%) increase in tax expenses, other than income tax expenses, and a $14.4 million (8%) increase in operating and maintenance expenses.  The increase in other tax expenses was primarily due to a $30.3 million reduction in severance tax expenses in 2009 due to prior year overpayments.  The increase in operating expenses was mainly due to higher natural gas processing costs related to both an increase in processing volumes, and higher carbon dioxide purchase costs resulting from higher rates.

Similarly, the $49.1 million (23%) year-over-year increase in earnings from the segment’s sales and transportation activities in 2010 was also largely revenue related, chiefly due to a $37.5 million (22%) increase in carbon dioxide sales revenues.  The increase in carbon dioxide sales revenues was driven by a 22% increase in the average sales price for carbon dioxide.  Although KMP’s carbon dioxide sales volumes were essentially unchanged across both years, KMP benefitted from higher average carbon dioxide sales prices in 2010 versus 2009 due to both continued strong customer demand for carbon dioxide’s use in oil recovery projects throughout the Permian Basin area and to the positive impact on the portion of its carbon dioxide sales contracts that were tied to crude oil prices, which increased since the end of 2009.

Pipeline revenues from transporting both carbon dioxide and crude oil were essentially flat across 2010 and 2009, and for the CO2—KMP segment combined, total carbon dioxide delivery volumes decreased almost 3% in 2010 versus 2009.  The decrease in delivery volumes was mainly due to lower consumption of new carbon dioxide at both the SACROC and Yates field units.  However, carbon dioxide production from its southwest Colorado source fields increased in 2010, and carbon dioxide delivery volumes on KMP’s 50%-owned Cortez Pipeline increased by 0.5% in 2010, both reflecting a slight increase in third-party sales compared to 2009.

KMP’s sales and transportation activities also benefitted from a $5.0 million (123%) decrease in income tax expenses in 2010 versus 2009, primarily due to favorable adjustments to the segment’s accrued Texas margin tax liabilities in 2010 due to prior year overpayments.

Terminals—KMP

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$1,314.6	$1,265.1	$1,109.0
Operating expenses(a)	(634.0)	(629.2)	(536.8)
Other (expense) income(b)	(1.5)	3.3	25.0
Earnings from equity investments	11.2	1.7	0.7
Interest income and Other, net(c)	5.5	4.7	3.7
Income tax benefit (expense)(d)	6.3	(5.3)	(5.2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$702.1	$640.3	$596.4

Bulk transload tonnage (MMtons)(e)	100.6	92.5	83.0
Ethanol (MMBbl)	61.0	57.9	32.6
Liquids leaseable capacity (MMBbl)	60.2	58.2	56.4
Liquids utilization %	94.5	96.2	96.6
__________

(a)
2011 amount includes (i) a $3.2 million increase in expense from casualty insurance deductibles and the repair of assets related to casualty losses; (ii) a $2.0 million increase in expense associated with environmental liability adjustments; (iii) a $0.7 million increase in expense associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a $0.6 million increase in expense associated with the settlement of a litigation matter at the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Carteret, New Jersey liquids terminal; and (v) a $0.1 million increase in expense associated with the on-going dissolution of KMP’s partnership interest in Globalplex Handling.  2010 amount includes (i) a $6.4 million increase in expense from casualty insurance deductibles and the write-off of assets related to casualty losses; (ii) a $0.6 million increase in expense related to storm and flood clean-up and repair activities; and (iii) a $0.2 million decrease in expense from certain measurement period adjustments related to KMP’s March 5, 2010 Slay Industries terminal acquisition.  2009 amount includes (i) a $0.9 million increase in expense associated with environmental liability adjustments; (ii) a $0.7 million increase in expense associated with adjustments to long-term receivables for environmental cost recoveries; (iii) a $0.5 million decrease in expense associated with legal liability adjustments related to a litigation matter involving the Staten Island liquids terminal; and (iv) a $0.3 million decrease in expense related to hurricane clean-up and repair activities.

(b)
2011 amount includes (i) a $4.3 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a $1.3 million increase in income from the sale of KMP’s ownership interest in Arrow Terminals B.V.; (iii) a $0.1 million increase in income, respectively, from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a $4.4 million decrease in income from the write-off of assets related to casualty losses; and (v) a $0.4 million decrease in income from property write-offs associated with the on-going dissolution of KMP’s partnership interest in Globalplex Handling.  2010 amount includes (i) a $6.7 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a combined $5.5 million decrease in income associated with a write-down of the carrying value of net assets to be sold to their estimated fair values as of December 31, 2010 (associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009); and (iii) a $1.0 million casualty loss related to the write-off of assets.  2009 amount includes gains of $24.6 million from hurricane and fire casualty indemnifications.  Also, 2011, 2010 and 2009 amounts include decreases of earnings of $2.4 million, $1.0 million and $2.6 million, respectively, related to assets sold, which had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(c)	2011 amount includes a combined $3.6 million gain from the sale of a 51% ownership interest in two of KMP’s subsidiaries: River Consulting LLC and Devco USA L.L.C.
(d)
2011 amount includes (i) a $4.8 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $1.9 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP’s ownership interest in the boat fleeting business described in both footnotes (a) and (b); (iii) a $0.2 million decrease in expense (reflecting tax savings) related to the sale of KMP’s ownership interest in Arrow Terminals B.V. described in footnote (b); and (iv) a $1.4 million increase in expense related to the gain associated with the sale of a 51% ownership interest in two of KMP’s subsidiaries described in footnote (c).  2010 amount includes a $1.4 million decrease in expense reflecting the tax effect (savings) on the decrease in income associated with the write-down of the carrying value of net assets to be sold, as described in footnote (b).  2009 amount includes a $0.9 million increase in expense related to hurricane casualty gains.

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

Combined, the certain items described in the footnotes to the table above accounted for an $7.2 million increase in segment earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010, and a $26.5 million decrease in earnings before depreciation, depletion and amortization in 2010 compared to 2009.  Following is information related to the segment’s (i) remaining $54.6 million (8%) and $70.4 million (12%) increases in earnings before depreciation, depletion and amortization and (ii) $49.5 million (4%) and $156.1 million (14%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$20.3	53%		$27.6	30%
Acquired assets and businesses	15.4	n/a		12.2	n/a
Northeast	9.0	12%		13.4	10%
Gulf Liquids	8.4	5%		20.2	10%
Midwest	4.4	12%		6.4	7%
Southeast	3.1	6%		2.6	2%
Ohio Valley	(4.1)	(12	) %	(1.2)	(2	) %
West	(3.7)	(6	) %	(6.0)	(5	) %
All others (including intrasegment eliminations and unallocated income tax expenses)	1.8	1%		(25.7)	(6	) %
Total Terminals—KMP	$54.6	8%		$49.5	4%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

The increase in earnings from the terminals included in the Mid-Atlantic region was driven by an $18.1 million increase from the Pier IX terminal, located in Newport News, Virginia.  Pier IX benefitted from a $21.1 million increase in operating revenues that related chiefly to a 5.2 million ton (74%) increase in coal transload volumes.  The increase in volumes was due to the ongoing domestic economic recovery, growth in the export market (due to greater foreign demand for both U.S. metallurgical and steam coal), and completed terminal expansions since the end of 2010.  Including all terminals, coal volumes handled increased by 20% in 2011 compared to 2010.

During 2011, KMP acquired certain terminal assets and businesses in order to gain access to new markets and to complement and/or enlarge its existing terminal operations, and combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $15.4 million and incremental revenues of $12.2 million in 2011.  All of the incremental amounts represent the earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2011, and do not include increases or decreases during the same months KMP owned the assets in 2010.  For more information on the terminal acquisitions, see Note 3 to our consolidated financial statements included elsewhere in this report.

The increase in earnings from the Northeast terminals was driven by a $7.2 million increase from the Carteret, New Jersey liquids terminal, driven by both completed liquids tank expansion projects since the end of 2010 (which increased liquids storage capacity by approximately one million barrels), and higher transfer and storage rates.  Including all terminals, KMP increased its liquids terminals’ liquids leasable capacity by 2.0 million barrels (3.4%) during 2011, via both terminal acquisitions and completed terminal expansion projects and, at the same time, its overall liquids utilization capacity rate (the ratio of KMP’s actual leased capacity to its estimated potential capacity) at the end of 2011 decreased by only 1.7% since the end of 2010.

The $8.4 million increase in earnings from the Gulf Liquids terminals primarily related to higher operating results from KMP’s two large liquids terminal facilities located along the Houston Ship Channel, driven by higher ethanol volumes, higher distillate warehousing revenues, and new and renewed customer agreements at higher rates.  KMP also benefitted from the March 2011 completion of its Deer Park Rail Terminal and its related ethanol handling assets at the Pasadena terminal.  For all of the Gulf Liquids terminals combined, total ethanol handling volumes increased by 86% in 2011 compared to 2010.

The overall increase in earnings from the Midwest terminals was mainly due to higher earnings from the combined operations of the Argo and Chicago, Illinois liquids terminals, due to increased ethanol throughput and incremental liquids storage and handling business, and to higher contributions from the Dakota Bulk terminal located in St. Paul, Minnesota, due to higher sand and salt transload volumes.

The increase in earnings from the Southeast terminals was due mainly to higher chemical revenues, increased salt handling, and higher storage fees at the Shipyard River Terminal, located in Charleston, South Carolina, and from higher margins from tank blending services involving various agricultural products at the liquids terminal facility located in Wilmington, North Carolina.

Higher overall earnings from the Terminals—KMP segment in 2011 versus 2010 were partially offset by lower earnings from terminal operations included in the segment’s Ohio Valley and West regions, due mainly to both lower revenues earned from steel handling and iron ore stevedoring services, and lower agricultural exports due to higher soybean meal exports during 2010 as a result of drought conditions in South America.

The remaining increases and decreases in the Terminals—KMP segment’s earnings and revenues—reported in the “All others” line in the table above—represent increases and decreases in terminal results at various locations; however the decrease in revenues relate largely to terminal assets KMP sold (or contributed to joint ventures) and no longer consolidate since the end of 2010.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$32.2	n/a		$59.2	n/a
Gulf Liquids	15.9	11%		18.5	10%
West	13.8	28%		28.1	31%
Southeast	7.2	17%		11.1	12%
Mid-River	5.1	27%		19.7	34%
Ohio Valley	4.0	23%		9.7	17%
Ethanol	3.6	75%		4.2	65%
Lower River (Louisiana)	(6.3)	(13	) %	(0.7)	(1	) %
All others (including intrasegment eliminations and unallocated income tax expenses)	(5.1)	(2	) %	6.3	1%
Total Terminals—KMP	$70.4	12%		$156.1	14%

The overall increase in the Terminals—KMP segment’s earnings before depreciation, depletion and amortization expenses in 2010 versus 2009 was driven by incremental earnings from the terminal assets and businesses KMP acquired during 2010.  Combined, these acquired operations contributed incremental earnings before depreciation, depletion and amortization of $32.2 million and revenues of $59.2 million in 2010. All of the incremental amounts represent the earnings and revenues from acquired terminals’ operations during the additional months of ownership in 2010, and do not include increases or decreases during the same months KMP owned the assets in the prior year.

The earnings increase in 2010 compared to 2009 from the Gulf Liquids terminals was driven by higher liquids warehousing revenues, mainly due to new and incremental customer agreements (at higher rates), and to the completion of various terminal expansion projects that increased liquids tank capacity since the end of 2009.  For all liquids terminals combined, KMP increased its liquids leasable capacity by 1.8 million barrels (3.2%) during 2010 and, at the same time, its overall liquids utilization capacity rate at the end of 2010 decreased by only 0.4% since the prior year-end.

The increase in earnings from the West region terminals was driven by incremental contributions from (i) the Vancouver Wharves bulk marine terminal, located on the north shore of Vancouver, British Columbia, Canada’s main harbor; (ii) the Kinder Morgan North 40 terminal, the crude oil tank farm KMP constructed near Edmonton, Alberta, Canada; (iii) the Washington State terminals located in Vancouver and Longview, Washington; and (iv) the Portland, Oregon bulk terminal.  The combined increase in earnings was mainly due to higher transfer volumes of agricultural products and other bulk and liquids commodities, higher rate tonnage, and for the two Canadian terminals, favorable currency translation impacts from a strengthening of the Canadian dollar since the end of 2009.

Earnings from the Southeast, Mid-River, and Ohio Valley terminals, which are located in the Southeast and Central regions of the U.S., also increased in 2010, due largely to increased steel volumes from rebounding steel consumption consistent with the ongoing economic recovery during 2010.  For the Terminals—KMP segment combined, total steel tonnage increased by 8.0 million tons (48%) in 2010, when compared with the previous year.

The increase in earnings from the Ethanol terminals was driven by incremental services offered by KMP’s unit train terminaling facilities located at Richmond and Lomita, California.  In March 2010, KMP began operations at its newly-built Richmond terminal, which is serviced by the Burlington Northern Santa Fe railroad.  The increase in earnings from the Lomita rail ethanol terminal was largely due to incremental offloading and distribution volumes, driven by California’s growing demand for reformulated fuel blend ethanol.  For the Terminals—KMP segment combined, ethanol volumes increased by 25.3 million barrels (78%) in 2010, primarily due to the growth in demand from the state of California and to the incremental handling activities from the terminal assets KMP acquired from US Development Group LLC in January 2010.

For 2010, earnings from the Lower River (Louisiana) terminal operations decreased compared to the prior year.  The decrease was primarily due to lower earnings from both the International Marine Terminals (IMT) facility, a multi-product, import-export facility located in Port Sulphur, Louisiana and owned 66 2/3% by KMP, and the Westwego, Louisiana liquids terminal.  The decrease in IMT’s earnings was due to both a general loss in business in 2010, and a $3.2 million property casualty gain, recognized in 2009, on a vessel dock that was damaged in March 2008.  In September 2010, IMT experienced a catastrophic failure of its shiploader, which negatively impacted its ability to load vessels.  The decrease in earnings from the Westwego facility was primarily due to lower revenues resulting from a drop in petroleum fuel storage.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Canada—KMP

	Year Ended December 31,
	2011	2010	2009
	(In millions, except operating statistics)
Revenues	$302.4	$268.5	$226.1
Operating expenses	(97.7)	(91.6)	(72.5)
Earnings from equity investments	(2.0)	(3.3)	(4.1)
Interest income and Other, net	13.8	15.8	23.9
Income tax expense(a)	(14.9)	(7.8)	(18.9)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$201.6	$181.6	$154.5

Transport volumes (MMBbl)(b)	99.9	108.4	102.5
__________

(a)
2011 amount includes a $3.1 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.  2009 amount includes a $14.9 million increase in expense primarily due to certain non-cash regulatory accounting adjustments to Trans Mountain’s carrying amount of the previously established deferred tax liability, and a $3.7 million decrease in expense due to a certain non-cash accounting adjustment related to book tax accruals made by the Express pipeline system.

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada—KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems and KMP’s one-third ownership interest in the Express crude oil pipeline system.  The certain items relating to “Income tax expense” described in footnote (a) to the table above accounted for increases in segment earnings before depreciation, depletion and amortization expenses of $3.1 million in 2011 and $11.2 million in 2010, when compared with the respective prior year.

Following is information related to the segment’s (i) remaining $16.9 million (9%) and $15.9 million (10%) increases in earnings before depreciation, depletion and amortization; and (ii) $33.9 million (13%) and $42.4 million (19%) increases in operating revenues in both 2011 and 2010, when compared with the respective prior year:

Year Ended December 31, 2011 versus Year Ended December 31, 2010

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$20.5	13%		$33.7	13%
Express Pipeline	(3.8)	(26	) %	-	-
Jet Fuel Pipeline	0.2	7%		0.2	4%
Total Kinder Morgan Canada—KMP	$16.9	9%		$33.9	13%

The overall increase in Trans Mountain’s earnings before depreciation, depletion and amortization expenses in 2011 compared to 2010 included an increase of $4.4 million due to favorable currency impacts, primarily related to favorable changes from the translation of earnings.

Trans Mountain’s remaining $16.1 million year-over-year increase in earnings before depreciation, depletion and amortization was driven by higher operating revenues, primarily due to favorable impacts from a negotiated pipeline toll settlement agreement which became effective on January 1, 2011.  The one-year negotiated toll agreement was formally approved by the National Energy Board (Canada) on April 29, 2011, and replaced the previous mainline toll settlement agreement that expired on December 31, 2010.

The decrease in earnings from KMP’s investment in the Express pipeline system was driven by a $5.4 million increase in income tax expenses, due to a drop in income tax expense in 2010 related to a valuation allowance release on previously established deferred tax balances.  The overall decrease in earnings was partially offset by a $1.2 million increase in equity earnings, primarily due to higher domestic transportation volumes on the Platte Pipeline segment.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

Year Ended December 31, 2010 versus Year Ended December 31, 2009

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$9.8	6%		$41.1	19%
Express Pipeline	7.3	96%		-	-
Jet Fuel Pipeline	(1.2)	(25	) %	1.3	31%
Total Kinder Morgan Canada—KMP	$15.9	10%		$42.4	19%

The increase in the Kinder Morgan Canada—KMP business segment’s earnings before depreciation, depletion and amortization expenses in 2010 compared to 2009 was driven by higher earnings from the Trans Mountain pipeline system and KMP’s investment in the Express pipeline system.  The overall $9.8 million (6%) increase in Trans Mountain’s earnings in 2010 consisted of a $22.8 million (15%) increase due to higher operating income (revenues less operating expenses), and a combined $13.0 million (373%) decrease due to both lower income from foreign currency transactions (included in non-operating other income) and higher income tax expenses.

The increase in operating income (and related income tax expenses) was driven by higher crude oil volumes moving across Trans Mountain’s marine dock located in Port Metro Vancouver (system throughput volumes increased by 6% overall compared to 2009).  The decrease in income from foreign currency transactions was primarily attributable to lower currency gains on Trans Mountain’s outstanding, short-term, intercompany interest obligations payable in U.S. dollars.  Although the Canadian dollar did strengthen during 2010, gains from the revaluation of U.S.-based interest liabilities were lower in 2010 because the impact was not as favorable as in 2009.

The overall increase in earnings from KMP’s investment in the Express pipeline system included a $5.5 million increase due to lower year-over-year income tax expenses in 2010, and a $1.2 million increase due to higher interest income earned from KMP’s long-term debt investment in Express.  The drop in income tax expenses in 2010 compared to 2009 was driven by the valuation allowance release on deferred tax balances described above, and the increase in interest income was due to favorable currency translation impacts in 2010.

NGPL PipeCo LLC

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Earnings (loss) from equity investments(a)	$18.7	$(399.0)	$42.5
__________

(a)	2010 amount includes a non-cash investment impairment charge of $430.0 million; see Note 6 to our consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2011 vs. 2010

2010 includes a non-cash impairment charge of $430.0 million. Following is information related to NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the remaining decrease of $12.3 million (40%) in our equity earnings for 2011, when compared to 2010.

For 2011 NGPL PipeCo LLC had earnings before interest, taxes, depreciation, and amortization (EBITDA), excluding impairment charges, at the 100% ownership level of $451.4 million compared to $554.8 million for 2010.

For 2011, NGPL PipeCo LLC’s net income before impairment charges decreased by $61.7 million (40%) from $155.2 million for 2010 to $93.5 million for 2011.  Results for 2011, relative to 2010, were negatively impacted by (i) a $94.3 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales), primarily attributable to reduced net fuel collections and reduced transport and storage revenues resulting, in part, from the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010 (see Note 6 to our consolidated financial statements included elsewhere in this report) and also, in part, to a reduction in the market price of natural gas in 2011, relative to 2010; (ii) an $11.8 million increase in other operating expenses due principally to increased expenses for pipeline integrity management programs, electric power, ad valorem taxes and depreciation, partially offset by reduced general and administrative expenses; and (iii) a $5.0 million net decrease in other pre-tax income.  These negative impacts were partially offset by a $49.4 million reduction in income tax expense due to the combined effects of lower pre-tax income and a reduction in the effective state income tax rate.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

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

For 2010, NGPL PipeCo LLC’s net income before impairment charges decreased by $57.4 million (27%) from $212.6 million for 2009 to $155.2 million for 2010.  Results for 2010, relative to 2009, were negatively impacted by an $88.5 million reduction in gross margin from $876.9 million in 2009 to $788.4 million in 2010, primarily resulting from reduced rates and volumes on transportation and storage services and a reduction in net fuel collections.  These reductions are partially attributable to the settlement of NGPL PipeCo LLC’s Section 5 rate proceeding that became effective in the third quarter of 2010, as discussed above, and lower contracted rates and volumes on the system in 2010 than in 2009.  In addition, 2010 earnings were negatively impacted by (i) a $13.0 million increase in operating expenses due, in part, to increased pipeline system integrity management and testing programs and other pipeline operations costs and (ii) a $2.9 million net decrease in other pre-tax income.  These negative impacts were partially offset by a $47.0 million reduction in income tax expense principally due to a reduction in pre-tax income and the inclusion in 2009 results of an increase in tax expense associated with a deferred tax liability adjustment due to an effective tax rate increase.

Other

	Year Ended December 31,
	2011	2010	2009
	(In millions)
KMI general and administrative expense(a)(b)	$42.3	$255.9	$42.7
KMP general and administrative expense(c)	472.7	375.2	330.3
Consolidated general and administrative expense	$515.0	$631.1	$373.0

KMI interest expense, net of interest income	$169.3	$160.0	$164.4
KMP interest expense, net of interest income(d)	511.0	484.9	409.0
Other, net(e)	20.3	7.7	10.3
Unallocable interest expense net of interest income and other, net	$700.6	$652.6	$583.7

KMR noncontrolling interests	$14.4	$67.1	$53.6
KMP noncontrolling interests	53.1	276.1	210.0
Triton noncontrolling interests(f)	-	-	11.3
Other noncontrolling interests	(1.9)	(2.3)	3.2
Net income attributable to noncontrolling interests	$65.6	$340.9	$278.1
_____________

(a)
2011 amount includes (i) $45.8 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) KMI’s portion ($12.9 million) of a $100 million special bonus to non-senior management employees; (iii) $11.2 million of expense associated with our initial public offering; (iv) a $9.3 million increase in expense related to the EP acquisition; (v) $9.9 million increase in Going Private transaction litigation expense; (vi) $0.8 million increase in expense related to non-cash compensation expense; (vii) $0.2 million increase in expense for services associated with our postretirement employee benefits; and (viii) $0.2 million reduction to expense associated with an insurance claim reimbursement.  The cost of the $100 million special bonus was not borne by our Class P shareholders.  In May of 2011, we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders.  See also footnote (c) below.  2010 amount includes (i) increase in expense of $200.0 million associated with Going Private transaction litigation settlement; (ii) increase in legal expense of $7.2 million associated with our initial public offering; (iii) increase in Going Private transaction legal expense of $3.0 million; (iv) increase in litigation expense of $0.8 million; (v) $1.6 million reduction to expense associated with an insurance claim reimbursement; and (vi) increase in expense of $1.5 million related to non-cash compensation expense.  2009 amount includes (i) $1.9 million increase in expense related to non-cash compensation expense; (ii) increase in legal expense of $1.3 million; and (iii) $2.0 million reduction to expense associated with an insurance claim reimbursement.

(b)
2011 amount includes NGPL PipeCo LLC general and administrative reimbursement of $35.1 million.  2010 and 2009 amounts include NGPL PipeCo LLC fee revenues of $47.2 million and $45.8 million, respectively.  These amounts were recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

recorded to the “General and administrative” expense caption in our accompanying consolidated statements of income.  Also, see Notes 11 and 16 to our consolidated financial statements included elsewhere in this report.

(c)
Includes such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services.  2011 amount includes (i) a combined $89.9 million increase in non-cash compensation expense (including $87.1 million related to a special non-cash bonus expense to non-senior management employees) allocated by us to KMP; however, KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense; (ii) a combined $4.1 million increase in expense for unallocated KMP legal expenses and certain asset and business acquisition expenses; and (iii) a $0.2 million decrease in expense related to KMP capitalized overhead costs associated with the 2008 hurricane season.  2010 amount includes increases in expense of (i) a $4.6 million increase in non-cash compensation expense allocated by us to KMP (KMP does not have any obligation, nor did KMP expect to pay any amounts related to this expense); (ii) $4.2 million for certain KMP asset and business acquisition costs; (iii) an increase in KMP legal expense of $1.6 million associated with certain items such as legal settlements and pipeline failures; and (iv) a decrease in expense of $0.2 million related to KMP capitalized overhead costs associated with the 2008 hurricane season.  2009 amount includes (i) $5.7 million increase in non-cash compensation expense, allocated by us to KMP (KMP does not have any obligation, nor does KMP expect to pay any amounts related to this expense); (ii) increases in expense of $2.3 million for certain KMP asset and business acquisition costs that were capitalized under prior accounting standards; (iii) a $1.3 million increase in expense for certain KMP land transfer taxes associated with KMP’s 2007 TransMountain acquisition; and (iv) decreases in expense of $2.7 million from KMP capitalized overhead costs associated with the 2008 hurricane season.

(d)	2011, 2010, and 2009 amounts include increases in imputed interest expense of $0.7 million, $1.1 million and $1.6 million, respectively, all related to KMP’s 2007 Cochin Pipeline acquisition.
(e)	“Other, net” primarily represents offset to noncontrolling interests and interest income shown above and included in segment earnings.
(f)	2010 amount reflects our deconsolidation of Triton Power effective January 1, 2010.

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

Combined, the certain items described in footnote (a) to the table above decreased KMI’s general and administrative expenses by $212.6 million in 2011 and increased KMI’s general and administrative expenses in 2010 by $209.7 million, when compared with the respective prior year.  KMI’s remaining general and administrative expenses in 2011 and 2010 were approximately flat when compared with the respective prior years.

Combined, the certain items described in footnote (c) to the table above increased KMP’s general and administrative expenses by $83.6 million in 2011 and $3.6 million in 2010, when compared with the respective prior year.  The remaining $13.9 million (4%) increase in KMP’s general and administrative expenses in 2011 compared to 2010 was driven by (i) a combined $10.8 million increase due to higher employee benefits and payroll tax expenses (due mainly to both cost inflation increases on work-based health and insurance benefits and higher wage rates); (ii) higher overall salary and labor expenses; and (iii) higher environmental and pension expenses related to KMP’s Canadian pipeline operations.

For 2010 compared to 2009, the remaining $41.3 million (13%) increase in KMP’s expenses included increases of (i) $21.9 million from higher employee benefit and payroll tax expenses; (ii) $5.7 million from higher overall corporate insurance expenses; and (iii) $5.2 million from higher unallocated legal expenses.  The increase in benefit and payroll tax expenses was mainly due to the overall variability in year-over-year health and medical costs, higher wage rates and a larger year-over-year labor force.  The increase in insurance expenses was primarily due to higher expense accruals in 2010, related mainly to year-over-year increases in commercial property and liability insurance costs, and partly to incremental premium taxes.  The increase in legal expenses was primarily due to higher outside legal services.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount, and after taking into effect the certain items described in footnote (d) to the table above, the combined unallocable interest expense, net of interest income, increased by $35.8 million (6%) in 2011 compared to 2010 and $72.0 million (13%) in 2010 compared to 2009.  For both pairs of comparable years, the increase in interest expense was attributable to higher average KMP borrowings.

KMP’s average debt balances increased 10% in 2011 and 16% in 2010, when compared to the respective prior year.  The increases in average borrowings were largely due to the capital expenditures, external business acquisitions, and investment contributions KMP has made since the beginning of 2009.  For more information on KMP’s capital expenditures, capital contributions, and acquisition expenditures, see “—Liquidity and Capital Resources.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

The weighted average interest rate on all of KMP’s borrowings—including both short-term and long-term amounts—decreased by 2% in 2011, and by 5% in 2010, when compared with the respective prior year (the weighted average interest rate on all of KMP’s borrowings was 4.26% during 2011, 4.35% during 2010 and 4.57% during 2009).  The decreases were due primarily to a general drop in variable interest rates since the beginning of 2009, including decreases in the variable interest rate KMP paid on the borrowings made under its revolving bank credit facility, and in 2011 and 2010, under its commercial paper program.

The increase in KMI interest expense in 2011 was primarily due to a 7% increase in average borrowings between 2011 and 2010, primarily due to the $200 million Going Private litigation settlement in the fourth quarter of 2010.

We and KMP use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt, and as of December 31, 2011 approximately 35% of KMI’s and 47% of KMP’s debt balances of $3,306.4 million and $12,797.3 million, respectively, (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.

For more information on our interest rate swaps, see Note 13 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) which are not held by us, decreased $275.3 million (81%) for 2011 as compared to 2010 and increased $62.8 million (23%) for 2010 as compared to 2009.  The decrease for 2011 compared to 2010 is primarily attributable to a $168.2 million increase in expense associated with KMP rate case liability adjustments, a $60 million increase in expense associated with KMP rights-of-way lease payment liability adjustments as well as a $167.2 million non-cash loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value, partially offset by KMP’s $172.0 million increase in expense associated with rate case liability adjustments in 2010.  The increase for 2010 compared to 2009 is primarily due to the $172.0 KMP expense associated with 2010 rate case liability adjustments.

Income Taxes—Continuing Operations

Year Ended December 31, 2011 vs. 2010

Our tax expense from income from continuing operations for the year ended December 31, 2011 was approximately $362.8 million, as compared with 2010 tax expense of $167.6 million.  The $195.2 million increase is primarily due to (i) the tax impact of significantly higher pretax earnings attributable to KMI in 2011 as compared to 2010; (ii) the impact of non-deductible costs incurred to facilitate our initial public offering and the pending acquisition of EP; (iii) a 2010 adjustment recorded to decrease our deferred tax liability related to our investment in NGPL; and (iv) a 2011 adjustment to increase the deferred tax liability related to our investment in KMP.  These increases are partially offset by (i) adjustments to decrease our income tax reserve in 2011 for uncertain tax positions; (ii) an increase to deferred taxes related to an increase in our state tax rate in 2010; and (iii) a 2010 adjustment to increase the deferred tax liability related to our investment in KMR (as discussed below).

Year Ended December 31, 2010 vs. 2009

The $159.0  million decrease in tax expense to $167.6 million for 2010 is primarily due to (i) a decrease in pretax income due to the Going Private Transaction litigation settlement (see Note 16  “Litigation, Environmental and Other Contingencies―Going Private Litigation” to our consolidated financial statements included elsewhere in this report); (ii) a decrease in pretax income due to a lower distribution from KMP for the third quarter of 2010 as a result of an interim capital transaction; (iii) a decrease in pre-tax income due to a $430.0 million impairment of our investment in NGPL (see Note 6, “Investments―NGPL” to our consolidated financial statements included elsewhere in this report); (iv) lower state income taxes; (v) an adjustment to deferred tax liabilities related to certain Kinder Morgan Canada subsidiaries; (vi) adjustments to the deferred tax liability related to our investments in NGPL, Triton Power and our employee benefit trust; (vii) lower adjustments in 2010 to true-up our book tax provision to the federal and state tax returns filed; and (viii) changes in nondeductible goodwill related to our investment in KMP.  The decrease is partially offset by (i) a lower dividends-received deduction (relative to lower dividends received) from our 20% ownership interest in NGPL; (ii) the impact on deferred taxes of an increase in our state tax rate; (iii) adjustments to our reserve for uncertain tax positions; and (iv) an adjustment to the deferred tax liability related to our investment in KMR as discussed following.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

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

Liquidity and Capital Resources

General

As of December 31, 2011, we had a combined $411.4 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), a decrease of $91.0 million from December 31, 2010.  As of December 31, 2011, KMI also had $0.5 billion of borrowing capacity available under its $1.0 billion senior secured revolving credit facility and KMP had approximately $1.3 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”).  We believe that our cash position and remaining borrowing capacity allow us to manage our day to day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.

The primary cash requirements for us and our subsidiaries, in addition to normal operating expenses, are for debt service, sustaining capital expenditures (defined as capital expenditures which do not increase the capacity of an asset), expansion capital expenditures, KMP’s quarterly distributions to its public common unitholders and our quarterly dividends to our shareholders.

In general , KMI expects to fund:

▪
cash dividends with cash we receive from our investments in KMP and NGPL, after we have paid interest, general and administrative expenses, taxes and capital expenditures (we currently do not anticipate significant expansion capital); and

▪	debt principal payments with additional borrowings.

In general, KMP expects to fund:

▪	cash distributions and sustaining capital expenditures with its existing cash and cash flows from operating activities;

▪
expansion capital expenditures and working capital deficits with its retained cash (which may result from including i-units in the determination of cash distributions per unit but paying its quarterly distributions on i-units in additional i-units rather than cash), additional borrowings (including commercial paper issuances), and the issuance of additional KMP common units or the proceeds from purchases of additional i-units by KMR;

▪	interest payments with its cash flows from operating activities; and

▪
debt principal payments, as such debt principal payments become due, with additional borrowings or by the issuance of additional KMP common units or the proceeds from purchases of additional i-units by KMR.

In addition to results of operations, our and KMP’s debt and capital balances are affected by financing activities, as discussed below in “—Financing Activities.”

Credit Ratings and Capital Market Liquidity

As part of KMP’s financial strategy, it tries to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional KMP limited partner units in connection with its acquisitions and expansion activities in order to maintain acceptable financial ratios.  The major debt rating agencies routinely evaluate KMP’s outstanding debt, and its cost of borrowing can increase or decrease depending on these debt ratings.  Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively.  On October 18, 2011, in response to our announcement that we have reached an agreement to purchase 100% of the outstanding stock of EP, Moody’s revised its outlook on KMP’s long-term credit rating to negative from stable.  The rating agency’s revision reflected its view that the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

increased leverage at KMI associated with this acquisition will put additional strain on KMP’s ability to upstream cash to KMI.  Further information about this announcement is described in Note 3 to our consolidated financial statements included elsewhere in this report.

KMP’s short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively.  Based on these credit ratings, KMP expects that its short-term liquidity needs will be met primarily through borrowings under its commercial paper program.  Nevertheless, KMP’s ability to satisfy its financing requirements or fund planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond its control.

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

Short-term Liquidity

As of December 31, 2011, our principal sources of short-term liquidity were KMI’s revolving credit facility, KMP’s revolving credit facility, with a diverse syndicate of banks, and cash from operations.  The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program.  KMP’s facility can be amended to allow for borrowings of up to $2.5 billion.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $2,365.1 million in 2011 and $1,908.8 million in 2010 (the year-to-year increase is discussed below in “—Operating Activities”).

The following represents the revolving credit facilities that were available to KMI and its subsidiary, KMP, short-term debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit and (ii) outstanding borrowings under KMI’s credit facility and KMP’s commercial paper program.

	At December 31, 2011
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.0 billion, six-year secured revolver, due May 2013	$420.7	$530.6

KMP
$2.2 billion, five-year unsecured revolver, due July 2016	$644.8	$1,324.9

Our combined balance of short-term debt as of December 31, 2011 was $2,898.6 million, primarily consisting of (i) $420.7 million in outstanding borrowings under KMI’s senior secured credit facility; (ii) $839.3 million remaining principal amount of KMI’s 6.50% series notes that mature on September 1, 2012; (iii) $644.8 million of KMP’s commercial paper borrowings (due in part to its short-term credit rating upgrade in February 2011, KMP made no short-term borrowings under its revolving credit facility in 2011, but instead made borrowings under its commercial paper program); (iv) $450.0 million in principal amount of KMP’s 7.125% senior notes that mature March 15, 2012; and (v) $500.0 million in principal amount of KMP’s 5.85% senior notes that mature September 15, 2012.  As of December 31, 2010, our combined outstanding short-term debt was $2,013.3 million.  KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, additional commercial paper borrowings or credit facility

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

borrowings.  KMI intends to refinance its short-term debt through additional credit facility borrowings, and/or the issuance of additional long-term debt.

We had working capital deficits of $2,865.7 million as of December 31, 2011 and $1,857.2 million as of December 31, 2010.  The $1,008.5 million (54%) increase in our working capital deficit from year-end 2010 was primarily due to (i) an $839.3 million reclassification to current maturities of KMI’s 6.50% series notes that mature on September 1, 2012; (ii) a $250.0 million net increase in the current maturities of KMP’s long-term debt; and (iii) a $122.7 million increase in KMP’s net commercial paper borrowings; offset somewhat by a $280.2 million increase in KMP’s “Cash and cash equivalents.”

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

KMP employs a centralized cash management program for its U.S.-based bank accounts that essentially concentrates the cash assets of its operating partnerships and their subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing.  KMP’s centralized cash management program provides that funds in excess of the daily needs of its operating partnerships and their subsidiaries are concentrated, consolidated, or otherwise made available for use by other entities within its consolidated group.  KMP does not place material restrictions on the ability to move cash between entities, payment of intercompany balances or the ability to upstream dividends to parent companies other than restrictions that may be contained in agreements governing the indebtedness of those entities.  However, KMP’s cash and the cash of its subsidiaries is not concentrated into accounts of KMI or any company not in its consolidated group of companies, and KMI has no rights with respect to KMP’s cash except as permitted pursuant to its partnership agreement.

Furthermore, certain of KMP’s operating subsidiaries are subject to FERC-enacted reporting requirements for oil and natural gas pipeline companies that participate in cash management programs.  FERC-regulated entities subject to these rules must, among other things, place their cash management agreements in writing, maintain current copies of the documents authorizing and supporting their cash management agreements, and file documentation establishing the cash management program with the FERC.

Long-term Financing

From time to time, KMI or KMP issue long-term debt securities, often referred to as senior notes.  All of the senior notes of KMI or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  KMI and its subsidiaries’ (other than KMP and its subsidiaries) senior notes are secured equally and ratably with KMI’s $1.0 billion senior secured revolving credit facility.  All of KMP’s outstanding senior notes are unsecured obligations that rank equally with all of its other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries.  Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.  For additional information on these debt securities and on the 2011 and 2010 debt related transactions, including issuances of senior notes, see Note 8 to our consolidated financial statements included elsewhere in this report.

As of December 31, 2011 and December 31, 2010, the balances of KMI and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion, purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt and the preferred interest in the general partner of KMP, but excluding the value of interest rate swaps was $2,885.7 million and $3,630.1 million, respectively.  These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $31.9 million and $37.5 million at December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011 and December 31, 2010, the balances included in our accompanying consolidated balance sheets of the various series of KMP’s various long-term borrowings, including the current portion and excluding the value of interest rate swaps, were $12,026.0 million and $10,876.7 million, respectively.  To date, our and our subsidiaries’ debt balances, including KMP and its subsidiaries, have not adversely affected our

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

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

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $212.7 million for the year ended December 31, 2011.  This amount included $9.9 million for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Red Cedar Gathering Company; and (vii) for the first six months of 2011 only, KinderHawk Field Services LLC (effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own and subsequently its sustaining capital expenditures are included in our consolidated totals).

For the year ended December 31, 2010, our sustaining capital expenditures totaled $180.8 million.  This amount included $0.2 million for KMP’s proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) KinderHawk Field Services LLC; (iv) Cypress Interstate Pipeline LLC; and (v) Fayetteville Express Pipeline LLC.  We have forecasted $249.5 million for sustaining capital expenditures in our 2012 budget.  This amount includes $11.5 million for KMP’s proportionate share of its equity investees’ sustaining capital expenditures.

Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations.  In addition to utilizing cash generated from their own operations, Rockies Express, Midcontinent Express and Fayetteville Express can each fund their own cash requirements for expansion capital expenditures through borrowings under their own credit facilities, with proceeds from issuing their own long-term notes, or with proceeds from contributions received from their member owners.  KMP has no contingent debt obligations with respect to Rockies Express, Midcontinent Express or Fayetteville Express.  For information on KMP’s contingent debt obligations, see Note 12 to our consolidated financial statements included elsewhere in this report.

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  Our discretionary capital expenditures totaled $997.3 million in 2011 and $821.9 million in 2010.  The year-to-year increase in discretionary capital expenditures was primarily due to higher investment undertaken in 2011 to expand and improve the Products Pipelines–KMP and CO2–KMP business segments.  Generally, KMP initially funds its discretionary capital expenditures through borrowings under its revolving credit facility or its commercial paper program until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both.  KMP has forecasted $1,323.0 million for discretionary capital expenditures in its 2012 budget.  This amount does not include forecasted discretionary expenditures by its equity investees, forecasted capital contributions to its equity investees, or forecasted expenditures for asset acquisitions.

Capital Contributions

In addition to its discretionary capital expenditures, KMP contributed a combined $371.0 million to its equity investees in 2011.  KMP’s 2011 contributions included payments of $195.0 million to its 50%-owned Fayetteville Express Pipeline LLC and combined payments of $135.5 million to its two equity investees that gather natural gas located in the Eagle Ford shale formation in South Texas (KMP’s 50%-owned Eagle Ford Gathering LLC and its 25%-owned EagleHawk Field Services LLC).  Fayetteville Express used the contributions to repay borrowings under its previous $1.1 billion bank credit facility, and subsequently, entered into new borrowing facilities.  Both Eagle Ford Gathering and EagleHawk Field Services used KMP’s contributions as partial funding for natural gas gathering infrastructure expansions.

In 2010, KMP made equity investment contributions of $299.3 million.  KMP’s 2010 contributions primarily consisted of a combined $216.5 million contributed to Rockies Express Pipeline LLC and Midcontinent Express Pipeline LLC to partially fund its respective share of Rockies Express and Midcontinent Express natural gas pipeline system

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

construction costs.  Fayetteville Express funded its 2010 natural gas pipeline construction costs with borrowings under its own $1.1 billion, unsecured revolving bank credit facility.

Generally, KMP funds its equity investment contributions through borrowings under its commercial paper program or its bank credit facility.  To the extent these sources of funding are not sufficient, KMP generally funds additional amounts through the issuance of long-term notes or its common units for cash.

Capital Requirements for Recent Transactions

For each of the years ended December 31, 2011 and 2010, KMP’s net cash outlays for the acquisition of assets and investments totaled $1,178.7 million and $1,213.2 million, respectively.  KMP’s cash payments for acquired assets and investments in 2011 included (i) $835.1 million for both KMP’s remaining 50% ownership interest in KinderHawk Field Services LLC and its 25% interest in EagleHawk Field Services LLC; (ii) $151.5 million for natural gas treating assets acquired from SouthTex Treaters, Inc.; (iii) $100.0 million for a preferred equity interest in Watco Companies, LLC; and (iv) $42.9 million for terminal assets acquired from TGS Development, L.P. (KMP also issued common units valued at $23.7 million as consideration).  KMP’s 2010 cash outlays for strategic business acquisitions primarily consisted of (i) $921.4 million for its initial 50% ownership interest in KinderHawk; (ii) $114.3 million for three unit train ethanol handling terminals acquired from US Development Group LLC (KMP also issued common units valued at $81.7 million as consideration); and (iii) $97.0 million for terminal assets and investments acquired from Slay Industries.

With the exception of the terminal assets which were partially acquired by the issuance of additional KMP common units, KMP utilized its commercial paper program to fund its 2011 and 2010 acquisitions and then reduced its short-term borrowings with the proceeds from its 2011 and 2010 equity and long-term senior notes issuances.  All of KMP’s significant 2011 and 2010 acquisitions are discussed further in Note 3 to our consolidated financial statements included elsewhere in this report.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual Obligations:
Debt borrowings-principal payments	$16,159.7	$2,898.0	$1,010.2	$1,900.0	$10,351.5

Interest payments(a)	12,208.3	900.7	1,594.3	1,430.7	8,282.6
Lease obligations(b)	297.0	57.7	84.9	60.3	94.1
Pension and postretirement welfare plans(c)	386.9	31.8	67.4	73.4	214.3
Other obligations(d)	12.5	8.8	2.2	0.6	0.9
Total	$29,064.4	$3,897.0	$2,759.0	$3,465.0	$18,943.4

Other commercial commitments:
Standby letters of credit(e)	$343.8	$343.8	$-	$-	$-
Capital expenditures(f)	$286.1	$286.1	$-	$-	$-
____________

(a)	Interest payment obligations exclude adjustments for interest rate swap agreements.
(b)	Represents commitments pursuant to the terms of operating lease agreements.
(c)	Represents expected benefit payments from pension and postretirement welfare plans as of December 31, 2011.
(d)
For the Less than 1 year column, represents (i) $7.5 million due pursuant to KMP’s purchase and sale agreement with TGS Development L.P. for the acquisition of certain petroleum coke terminal assets effective June 10, 2011 and (ii) $1.3 million due

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

pursuant to KMP’s purchase and sale agreement with Gas-Chill, Inc. for the acquisition of certain natural gas treating assets effective September 1, 2010.  For the remaining columns, represents amounts due pursuant to KMP’s purchase and sale agreement with Slay Industries for the acquisition of certain bulk and liquid terminal assets effective March 5, 2010.

(e)
The $343.8 million in letters of credit outstanding as of December 31, 2011 consisted of the following: (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $48.7 million in four letters of credit required under provisions of our property and casualty, worker’s compensation and general liability insurance policies; (iii) KMP’s $30.3 million guarantee under letters of credit totaling $45.5 million supporting KMP’s International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (iv) a $39.4 million letter of credit supporting KMP’s pipeline and terminal operations in Canada; (v) a $25.4 million letter of credit supporting KMP’s Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (vi) a $24.1 million letter of credit supporting KMP’s Kinder Morgan Operating L.P. “B” tax-exempt bonds; (vii) a $16.7 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; (viii) a $16.2 million letter of credit supporting debt securities issued by the Express pipeline system; (ix) a $10.7 million letter of credit supporting KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (x) a combined $17.1 million in eight letters of credit supporting environmental and other obligations of KMP and its subsidiaries.

(f)	Represents commitments for the purchase of plant, property and equipment as of December 31, 2011.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$2,365.1	$1,908.8	$1,579.0
Investing activities	(2,391.5)	(2,284.2)	(3,473.6)
Financing activities	(57.0)	709.9	1,935.6

Effect of Exchange Rate Changes on Cash	(7.6)	2.3	6.0

Net (Decrease) Increase in Cash and Cash Equivalents	$(91.0)	$336.8	$47.0

Operating Activities

Net cash provided by operating activities was $2,365.1 million in 2011, versus $1,908.8 million in 2010.  The overall year-to-year increase of $456.3 million (24%) in cash from operations primarily consisted of:

▪
a $214.3 million increase in cash from overall higher net income—after adjusting our period-to-period $360.4 million increase in net income for the following non-cash items: (i) a $167.2 million increase relating to the non-cash loss from KMP’s remeasurement of its previous 50% equity interest in KinderHawk Field Services LLC (as discussed in Note 3 to our consolidated financial statements included elsewhere in this report); (ii) a $79.8 million increase from adjustments made to KMP’s rate case and other legal liabilities; (iii) a $14.0 million increase due to higher non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); (iv) a $92.2 million increase relating to deferred income taxes; and (v) a $499.3 million decrease in cash due to higher equity earnings from equity investees, primarily resulting from a $430.0 million impairment charge in 2010 on our investment in NGPL PipeCo LLC (as discussed in Note 6 to our consolidated financial statements included elsewhere in this report).  The period-to-period change in net income in 2011 versus 2010 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪
a $161.0 million increase in cash related to net changes in both non-current assets and liabilities and other non-cash income and expense items, primarily driven by (i) a $164.3 million increase in cash due to higher net dock premiums and toll collections received from KMP’s Trans Mountain pipeline system customers and (ii) a net $5.7 million decrease in cash attributable to lower non-cash earnings adjustments in 2011, including, among other items, amortization of debt-related discounts and premiums, income from the sale or casualty of net assets, and amortization related to restricted share grants;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

▪
a $124.9 million increase in cash attributable to lower payments made in 2011 to various shippers on KMP’s Pacific operations’ refined products pipelines.  In 2011 and 2010, KMP paid legal settlements of $81.4 million and $206.3 million, respectively, to settle various interstate and California intrastate transportation rate challenges filed by shippers with the FERC and the CPUC, respectively, dating back as early as 1992;

▪
a $66.8 million increase in cash from higher distributions of earnings from equity investees.  The increase was chiefly due to incremental distributions from KMP’s interests in Fayetteville Express Pipeline LLC, Eagle Ford Gathering LLC, EagleHawk Field Services LLC, and for the periods prior to KMP’s July 1, 2011 acquisition of the remaining 50% interest, KinderHawk Field Services, LLC; and

▪
an $84.6 million decrease in cash from interest rate swap termination payments.  In 2011 and 2010, KMP received proceeds of $73.0 million and $157.6 million, respectively, from the early termination of various fixed-to-variable interest rate swap agreements.

Investing Activities

Net cash used in investing activities was $2,391.5 million for the year ended December 31, 2011, compared to $2,284.2 million in for the prior year.  The year-to-year $107.3 million additional cash expended for investing activities was primarily attributable to the following:

▪	a $197.6 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪	a $71.7 million decrease in cash due to higher contributions to equity investees, as described above in “—Capital Contributions;”

▪
a $26.0 million decrease in cash due to less proceeds received in 2011 compared to 2010 from sales or casualty of property, plant and equipment, investments and other net assets, net of removal costs, mainly due to $15.0 million of proceeds received in 2010 for the sale of our ownership interest in Triton Power (as discussed in Note 3 to our consolidated financial statements included elsewhere in this report);

▪
a $99.1 million increase in cash from higher proceeds received for combined margin and restricted deposits, primarily related to a $50.0 million increase due to the 2011 release of KMP restricted cash.  As of December 31, 2010, KMP placed $50.0 million in a cash escrow account, and we reported this amount as “Restricted deposits” on our year-end balance sheet.  KMP paid this amount in January 2011 for its initial equity investment in Watco Companies, LLC;

▪	a $34.5 million increase in cash due to lower acquisitions of assets and investments, as described above in “—Capital Requirements for Recent Transactions;”

▪	a $28.7 million increase in cash due to higher repayments received by KMP in 2011 on a related party loan it made in July 2004 to Plantation Pipe Line Company;

▪
an $11.9 million increase in cash due to higher capital distributions (distributions in excess of cumulative earnings) received from equity investments in 2011—chiefly due to $21.8 million of incremental capital distributions received from KMP’s Fayetteville Express Pipeline LLC, which were partially offset by a reduction of $13.0 million in capital distributions received from our equity investment in NGPL PipeCo.; and

▪
a $17.5 million increase in cash (representing the cash balance of Triton Power Company LLC at December 31, 2009) due to the fact that 2010 includes a decrease in cash resulting from the deconsolidation of this variable interest entity due to the implementation of Accounting Standards Update No. 2009-17.

Financing Activities

We used net cash of $57.0 million for financing activities in 2011 compared to $709.9 million of cash provided by financing activities in 2010.  The net decrease of $766.9 million in cash from financing activities in 2011 versus 2010 was mainly due to:

▪
a $797.7 million decrease in cash from overall debt financing activities—which include issuances and payments of debt and debt issuance costs.  The overall decrease in cash was primarily due to (i) a $1,549.1 million decrease in cash from higher net repayments of KMI’s senior notes; (ii) a $591.7 million increase resulting from higher net short-term borrowings under KMI’s credit facility; (iii) a $392.9 million increase due to higher net issuances of KMP’s senior notes; (iv) a $154.0 million decrease due to the repayment by KMP of all of the outstanding borrowings under KinderHawk Field Services LLC’s bank credit facility that KMP assumed on its July 1, 2011 acquisition date; and (v) a $99.4 million decrease due to lower net short-term borrowings (consisting of borrowings and repayments under both KMP’s commercial paper program and its revolving credit facility).  For more

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

information about debt financing activities, see Note 8 to our consolidated financial statements included elsewhere in this report;

▪
a $211.3 million increase in cash provided by noncontrolling interest contributions primarily reflecting the proceeds received by KMP, after commissions and underwriting expenses, from the sales of additional KMP common units in 2011 versus 2010 (discussed in Note 10 to our consolidated financial statements included elsewhere in this report;

▪	a $107.1 million increase in cash used for noncontrolling interests distributions, primarily due to an increase in KMP’s cash distributions to its common unit owners; and

▪	a $69.6 million increase in cash used to pay dividends/distributions.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to service debt or to pay dividends are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	the ability to complete the acquisition of EP;

▪	failure to obtain, delays in obtaining or adverse conditions contained in, any required regulatory approvals associated with the EP acquisition;

▪	the ability to complete the disposition of EP’s oil and gas properties and operations on a satisfactory basis;

▪	our ability to successfully integrate EP’s operations and to realize synergies from the merger;

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)	Kinder Morgan, Inc. Form 10-K

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

Fundamentally, our hedging strategy involves taking a simultaneous position in the futures market that is equal and opposite to our position, or anticipated position, in the cash market (or physical product) in order to minimize the risk of financial loss from an adverse price change.  For example, as sellers of crude oil and natural gas, KMP often enters into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of its crude oil or the margin from the sale and purchase of its natural gas at the time of market delivery, thereby directly offsetting any change in prices, either positive or negative.  A hedge is successful when gains or losses in the cash market are neutralized by losses or gains in the futures transaction.

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

Credit Rating
J. Aron & Company / Goldman Sachs	A-
Barclays	A
Credit Suisse	A+

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

In accounting for cash flow hedges, gains and losses on the derivative contracts are reported in other comprehensive income (loss), outside “Net Income” reported in our consolidated statements of income, but only to the extent that the gains and losses from the change in value of the derivative contracts can later offset the loss or gain from the change in value of the hedged future cash flows during the period in which the hedged cash flows affect net income.  That is, for cash flow hedges, all effective components of the derivative contracts’ gains and losses are recorded in other comprehensive income (loss), pending occurrence of the expected transaction.  Other comprehensive income (loss) consists of those financial items that are included within “Accumulated other comprehensive loss” in our accompanying consolidated balance sheets but not included in our net income (portions attributable to our noncontrolling interests are included within “Noncontrolling interests” and are not included in our net income).  Thus, in highly effective cash flow hedges, where there is no ineffectiveness, other comprehensive income changes by exactly as much as the derivative contracts and there is no impact on earnings until the expected transaction occurs.

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

We measure the risk of price changes in the natural gas, natural gas liquids and crude oil markets utilizing a value-at-risk model.  Value-at-risk is a statistical measure estimating the probability of portfolio losses over a given holding period, within a certain level of statistical confidence.  We utilize a closed form model to evaluate risk on a quarterly basis.  Our value-at-risk computations utilize a confidence level of 97.7% for the resultant price movement, and we choose a holding period of one day for the calculation.  The confidence level used means that there is a 97.7% probability that the mark-to-market losses for a single day will not exceed the value-at-risk number presented.  For each of the years ended December 31, 2011 and 2010, our value-at-risk reached a high of $9.4 million and $6.9 million, respectively, and a low of $3.0 million and $2.5 million, respectively.  Value-at-risk as of December 31, 2011 was $3.0 million, and averaged $6.8 million for 2011.  Value-at-risk as of December 31, 2010 was $2.5 million, and averaged $4.6 million for 2010.

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.  Generally, there is not an obligation to prepay fixed rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on the fixed rate debt until such debt is required to be refinanced.

As of December 31, 2011 and 2010, the carrying values of the fixed rate debt included in our accompanying consolidated balance sheets were $14,949.5 million and $14,559.1 million, respectively.  These amounts compare to, as of December 31, 2011 and 2010, fair values of $16,461.8 million and $15,518.3 million, respectively.  Fair values were determined using quoted market prices, where applicable, or future cash flow discounted at market rates for similar types of borrowing arrangements.  A hypothetical 10% change in the average interest rates applicable to such debt for 2011 and 2010, would result in changes of approximately $574.8 million and $530.3 million, respectively, in the fair values of these instruments.  The carrying value and fair value of the variable rate debt, including associated accrued interest and excluding the value of interest rate swap agreements (discussed following), was $1,152.0 million and $596.1 million as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, KMI and KMP were party to interest rate swap agreements with a notional principal amount of $725.0 million and $5.3 billion, respectively.  As of December 31, 2010, KMI and KMP were party to interest rate swap agreements with a notional principal amount of $725.0 million and $4.8 billion, respectively.  An interest rate swap agreement is a contractual agreement entered into between two counterparties under which each agrees to make periodic interest payments to the other for an agreed period of time based upon a predetermined amount of principal, which is called the notional principal amount.  Normally at each payment or settlement date, the party who owes more pays the net amount; so at any given settlement date only one party actually makes a payment.  The principal amount is notional because there is no need to exchange actual amounts of principal.  A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 44 basis points in 2011 and approximately 45 basis points in 2010) when applied to our outstanding balance of variable rate debt as of December 31, 2011 and 2010, including adjustments for the notional swap amounts described above, would result in changes of approximately $31.6 million and $27.4 million, respectively, in our 2011 and 2010 annual pre-tax earnings.

Interest rate swap agreements are entered into for the purpose of transforming a portion of the underlying cash flows

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. (continued)	Kinder Morgan, Inc. Form 10-K

related to long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt.  Since the fair value of fixed rate debt varies with changes in the market rate of interest, swap agreements are entered into to receive a fixed and pay a variable rate of interest.  Such swap agreements result in future cash flows that vary with the market rate of interest, and therefore hedge against changes in the fair value of the fixed rate debt due to market rate changes.

As of both December 31, 2011 and 2010, all of KMI’s and KMP’s interest rate swap agreements represented fixed-for-variable rate swaps, where each agreed to pay its counterparties a variable rate of interest on a notional principal amount, comprised of principal amounts from various series of our long-term fixed rate senior notes.  In exchange, the counterparties agreed to pay a fixed rate of interest, thereby allowing fixed rate liabilities to transform into variable rate obligations without the incurrence of additional loan origination or conversion costs.

We monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time through our subsidiaries, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements.  In general, KMP attempts to maintain an overall target mix of approximately 50% fixed rate debt and 50% of variable rate debt, and typically KMI, excluding KMP, targets well below that level for variable rate debt.  As of December 31, 2011, approximately 35% of KMI’s debt, excluding that of KMP, is variable rate debt.

As of both December 31, 2011 and 2010, KMP’s cash and investment portfolio included $8.2 million in fixed-income debt securities.  These amounts are included within “Investments” in our accompanying consolidated balance sheets at each reporting date and are not material to our consolidated balance sheets.  See Note 8 to our consolidated financial statements included elsewhere in this report for additional information related to our debt instruments; for more information on our interest rate risk management and on our interest rate swap agreements, see Note 13 to our consolidated financial statements included elsewhere in this report.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is included in this report as set forth in the “Index to Financial Statements” on page 133.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Kinder Morgan, Inc. Form 10-K

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2011, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

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

Name	Age	Position
Richard D. Kinder	67	Director, Chairman and Chief Executive Officer
C. Park Shaper	43	Director and President
Steven J. Kean	50	Director, Executive Vice President and Chief Operating Officer
Henry Cornell	55	Director
Deborah A. Macdonald	60	Director
Michael Miller	53	Director
Michael C. Morgan	43	Director
Kenneth A. Pontarelli	41	Director
Fayez Sarofim	83	Director
Joel V. Staff	67	Director
John Stokes	60	Director
R. Baran Tekkora	38	Director
Glenn A. Youngkin	45	Director
Kimberly A. Dang	42	Vice President and Chief Financial Officer
David D. Kinder	37	Vice President, Corporate Development and Treasurer
Joseph Listengart	43	Vice President, General Counsel and Secretary
James E. Street	55	Vice President, Human Resources and Administration

Richard D. Kinder served as Chief Manager and Chief Executive Officer of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he assumed the positions of Director, Chairman and Chief Executive Officer.  He is also Director, Chairman and Chief Executive Officer of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Kinder has served as Director, Chairman and Chief Executive Officer of KMR since its formation in February 2001.  He was elected Director, Chairman and Chief Executive Officer of KMI in October 1999.  He was elected Director, Chairman and Chief Executive Officer of Kinder Morgan G.P., Inc. in February 1997.  Mr. Kinder was elected President of KMR, Kinder Morgan G.P., Inc. and KMI in July 2004 and served as President until May 2005.  Mr. Kinder is the uncle of David D. Kinder, Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Kinder’s experience as Chief Executive Officer of KMI and of KMR, combined with his service as our Chairman and Chief Executive Officer provide him with a familiarity with our strategy, operations and finances that can be matched by no one else.  In addition, Mr. Kinder’s significant equity ownership in KMI aligns his economic interests with those of our other stockholders.

C. Park Shaper served as Manager and President of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he assumed the positions of Director and President of KMI.  He is also Director and President of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Shaper was elected President of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  He served as Executive Vice President of KMR, Kinder Morgan G.P., Inc. and KMI from July 2004 until May 2005.  Mr. Shaper was elected Director of KMR and Kinder Morgan G.P., Inc. in January 2003 and of KMI in May 2007.  He was elected Vice President, Treasurer and Chief Financial Officer of KMR upon its formation in February 2001, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  He was elected Vice President, Treasurer and Chief Financial Officer of KMI in January 2000, and served as its Treasurer until January 2004, and its Chief Financial Officer until May 2005.  Mr. Shaper was elected Vice President, Treasurer and Chief Financial Officer of Kinder Morgan G.P., Inc. in January 2000, and served as its Treasurer until January 2004 and its Chief Financial Officer until May 2005.  He received a Masters of Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University.  Mr. Shaper also has a Bachelor of Science degree in Industrial Engineering and a Bachelor of Arts degree in Quantitative Economics from Stanford University.  Mr. Shaper is also a trust manager of Weingarten Realty Investors.  Mr. Shaper’s experience as our President,

Item 10.	Directors, Executive Officers and Corporate Governance.. (continued)	Kinder Morgan, Inc. Form 10-K

together with his experience as an executive officer of various Kinder Morgan entities, provide him valuable management and operational expertise and intimate knowledge of our business operations, finances and strategy.

Steven J. Kean served as Manager and Chief Operating Officer of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he assumed the positions of Director, Executive Vice President and Chief Operating Officer of KMI.  He is also Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Kean was elected Executive Vice President and Chief Operating Officer of KMR, Kinder Morgan G.P., Inc. and KMI in January 2006.  He served as Executive Vice President, Operations of KMR, Kinder Morgan G.P., Inc. and KMI from May 2005 to January 2006.  He served as President, Natural Gas Pipelines of KMR and Kinder Morgan G.P., Inc. from July 2008 to November 2009.  He served as President, Texas Intrastate Pipeline Group from June 2002 until May 2005.  He served as Vice President of Strategic Planning for the Kinder Morgan Gas Pipeline Group from January 2002 until June 2002.  Mr. Kean received his Juris Doctor from the University of Iowa in May 1985 and received a Bachelor of Arts degree from Iowa State University in May 1982.  Mr. Kean’s experience as one of our executives since 2002 provides him valuable management and operational expertise and a thorough understanding of our business operations and strategy.

Henry Cornell served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  He is a managing director of Goldman, Sachs & Co. and the Chief Operating Officer of its Merchant Banking Division, which includes all of the firm’s corporate, real estate and infrastructure investment committees.  He is a member of all of its global Merchant Banking Investment Committees.  Mr. Cornell serves on the boards of directors of Apple American Group, LLC, Pro Sight Specialty Insurance, Kenan Advantage Group, McJunkin Red Man Corporation and USI Holdings Corporation.  Mr. Cornell is Chairman of The Citizens Committee of New York City, Treasurer and Trustee of the Whitney Museum of American Art, a member of The Council on Foreign Relations, Trustee Emeritus of the Asia Society, Trustee Emeritus of the Japan Society and a member of Sotheby’s International Advisory Board.  Mr. Cornell joined Goldman, Sachs & Co. in 1984 and became a partner in 1994.  Prior to joining Goldman, Sachs & Co., Mr. Cornell practiced law with Davis Polk & Wardwell from 1981 to 1984 in New York and London.  Mr. Cornell holds a B.A. from Grinnell College and a J.D. from New York Law School.  Mr. Cornell has significant experience with energy companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Deborah A. Macdonald was elected as a Director in April 2011.  For the past five years, Ms.  Macdonald has served on the boards of several private charitable organizations.  Ms. Macdonald served as Vice President (President, Natural Gas Pipelines) of KMI, KMR and Kinder Morgan G.P., Inc. from June 2002 until September 2005 and served as President of NGPL from October 1999 until March 2003.  Ms. Macdonald received her Juris Doctor, summa cum laude, from Creighton University in May 1980 and received a Bachelors degree, magna cum laude, from Creighton University in December 1972.  As a result of Ms. Macdonald’s prior service as an executive officer of KMI, she possesses a familiarity with our business operations, financial strategy and organizational structure which enhance her contributions to the board of directors.

Michael Miller served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  Mr. Miller is a Partner at Highstar Capital LP and has been with the firm since 2001.  He serves on Highstar’s Investment Committee and Executive Committee.  Mr. Miller has over 20 years of experience in direct investments, principally in the energy, waste-to-energy, conventional and renewable power sectors and utilities.  Mr. Miller currently serves on the boards of directors of Star Atlantic Waste Holdings, L.P. and Utilities, Inc.  Mr. Miller received a B.S. from Rensselaer Polytechnic Institute, an M.B.A. from the University of Chicago and is a CFA charter holder.  Mr. Miller has significant experience with public companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Michael C. Morgan served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  From 2003 until the Going Private Transaction, Mr. Morgan served as a director of KMI.  He has been Chairman and Chief Executive Officer of Triangle Peak Partners, LP, a registered investment adviser and fund manager, since April 2008.  He also has been President of Portcullis Partners, L.P., a private investment partnership, since October 2004.  Mr. Morgan has been a director of Bunchball, Inc. since June 2011, a director of DriveCam, Inc. since July 2009, and an observer to the board of directors of SCIenergy Inc., since April 2011 and was a director of Kayne Anderson MLP Investment Company and Kayne Anderson Energy Total Return Fund, Inc. from May 2007 until March 2008.  Mr. Morgan was President of KMI, KMR and Kinder Morgan G.P., Inc. from July 2001 to July 2004.  Mr. Morgan served as Vice President—Strategy and Investor Relations of KMR from February 2001 to July 2001.  He served as Vice President-Strategy and Investor Relations of KMI and Kinder Morgan G.P., Inc. from January 2000 to July 2001.  He served as Vice President, Corporate Development of

Item 10.	Directors, Executive Officers and Corporate Governance.. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan G.P., Inc. from February 1997 to January 2000.  Mr. Morgan was Vice President, Corporate Development of KMI from October 1999 to January 2000.  Mr. Morgan received an M.B.A. from Harvard Business School and a Bachelor of Arts and a Masters of Arts from Stanford University.  As a result of Mr. Morgan’s prior service as a director of KMI, he possesses a familiarity with our business operations, financial strategy and organizational structure which enhance his contributions to the board of directors.

Kenneth A. Pontarelli served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  He is also a Director of KMI.  Mr. Pontarelli is a managing director of Goldman, Sachs & Co.  Mr. Pontarelli was elected Director of KMI upon the consummation of the Going Private Transaction in May 2007.  He joined Goldman, Sachs & Co. in 1997, became a managing director in 2004 and became a partner in 2006.  Mr. Pontarelli serves on the boards of directors of CCS Corporation, Cobalt International Energy, Inc., Energy Future Holdings Corp. and Expro International Group Ltd.  He received a B.S. from Syracuse University and an M.B.A. from the Harvard Business School.  Mr. Pontarelli’s over 10 years of experience as an investment banker and experience as a director of both public and private companies provide him with an understanding of strategic planning, management and financial matters which enhance his contributions to the board of directors.

Fayez Sarofim served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  He has been Chairman of the Board and President of Fayez Sarofim & Co., a registered investment advisor, for more than five years.  Over the past five years, Mr. Sarofim has served as a director of Unitrin, Inc. and Argo Group International Holdings, Ltd. and was a director of KMI prior to the Going Private Transaction.  As a result of Mr. Sarofim’s prior service as a director of KMI, he possesses a familiarity with our business operations, financial strategy and organizational structure which enhance his contributions to the board of directors.

Joel V. Staff was elected as a Director in April 2011.  Since May 2007, Mr. Staff has acted as a private investor.  Mr. Staff was Chief Executive Officer of RRI Energy, Inc. from April 2003 until his retirement in May 2007.  He also served as RRI Energy, Inc.’s Chairman of the Board from April 2003 to October 2008 and Executive Chairman of the Board from October 2008 until his retirement from the board in June 2009.  Mr. Staff was a director of Ensco International Incorporated between May 2002 and May 2008.  Mr. Staff’s experience as a senior executive in the energy industry provide him with an understanding of the issues we face, which enhance his contributions to our board of directors.

John Stokes served as a Manager of Kinder Morgan Holdco LLC from September 2008 until completion of the initial public offering in February 2011, at which time he continued as a Director.  Mr. Stokes joined Highstar Capital LP in 2002 as a full-time consultant and became a partner in 2005.  Mr. Stokes currently serves on the board of directors of Utilities, Inc. Mr. Stokes received a BS in Mechanical Engineering from Clemson University and an MBA from the University of Miami.  Mr. Stokes has over 35 years of experience in various sectors of the infrastructure industry, including conventional and renewable electric power generation, fuel procurement, energy trading, and project development and finance, which enhance his contributions to the board of directors.

R. Baran Tekkora served as a Manager of Kinder Morgan Holdco LLC from November 2010 until completion of the initial public offering in February 2011, at which time he continued as a Director.  Mr. Tekkora is a Managing Director of Riverstone Holdings LLC and has been with the firm since 2005.  He is primarily engaged in generating and managing the firm’s investments in the midstream and oil field services segments of the energy industry.  Prior to joining Riverstone, Mr. Tekkora was a Vice President at Goldman, Sachs & Co. in the Natural Resources Group.  Mr. Tekkora joined Goldman, Sachs & Co. in 1996 and focused on all segments of the energy and power industry.  Mr. Tekkora serves on the boards of directors of Hudson Products Corp. and Permian Tank & Manufacturing, Inc.  Previously, he served on the boards of directors of Petroplus Holdings AG and FDR Holdings Ltd.  Mr. Tekkora graduated summa cum laude with a Bachelor degree in Economics and Mathematics from Hamilton College in 1996.  Mr. Tekkora has a wide variety of mergers and acquisitions, strategic advisory and capital markets experience in many sectors of the energy industry, which enhance his contributions to the board of directors.

Glenn A. Youngkin served as a Manager of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as a Director.  Mr. Youngkin is Chief Operating Officer of The Carlyle Group and serves on Carlyle’s Management Committee.  From October 2010 until March 2011, Mr. Youngkin served as Carlyle’s interim chief financial officer.  From 2005 to early 2008, Mr. Youngkin was the Global Head of the Industrial investment team.  From 2000 to 2005, Mr. Youngkin led Carlyle’s buyout activities in the United Kingdom, and from 1995 to 2000 he was part of the U.S. buyout team.  Prior to joining Carlyle, Mr. Youngkin was a management consultant with McKinsey & Company.  Mr. Youngkin also previously worked in the investment banking group at CS First Boston.  Mr. Youngkin received a B.S. in mechanical engineering and a B.A. in managerial studies

Item 10.	Directors, Executive Officers and Corporate Governance.. (continued)	Kinder Morgan, Inc. Form 10-K

from Rice University and his M.B.A. from the Harvard Business School, where he was a Baker Scholar.  Mr. Youngkin currently serves on the Board of Directors of PQ Corporation, and Scalina S.A., both Carlyle portfolio companies.  Mr. Youngkin also serves on the Board of Trustees of the Langley School and AlphaUSA, and the Board of Directors of the Rice Management Company.  Mr. Youngkin has significant experience with public companies and investments and familiarity with our industry and capital markets activity, which enhance his contributions to the board of directors.

Kimberly A. Dang served as Chief Financial Officer of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time she continued as Vice President and Chief Financial Officer of KMI.  She is also Vice President and Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI.  Mrs. Dang was elected Chief Financial Officer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  She served as Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI from January 2004 to May 2005.  She was elected Vice President, Investor Relations of KMR, Kinder Morgan G.P., Inc. and KMI in July 2002 and served in that role until January 2009.  From November 2001 to July 2002, she served as Director, Investor Relations of KMR, Kinder Morgan G.P., and KMI.  Mrs.  Dang has received a Masters in Business Administration degree from the J.L. Kellogg Graduate School of Management at Northwestern University and a Bachelor of Business Administration degree in accounting from Texas A&M University.

David D. Kinder served as Treasurer of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as Vice President, Corporate Development and Treasurer of KMI.  He is also Vice President, Corporate Development and Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Kinder was elected Treasurer of KMR, Kinder Morgan G.P., Inc. and KMI in May 2005.  He was elected Vice President, Corporate Development of KMR, Kinder Morgan G.P., Inc. and KMI in October 2002.  He served as manager of corporate development for KMI and Kinder Morgan G.P., Inc. from January 2000 to October 2002.  Mr. Kinder graduated cum laude with a Bachelors degree in Finance from Texas Christian University in 1996.  Mr. Kinder is the nephew of Richard D. Kinder.

Joseph Listengart served as General Counsel and Secretary of Kinder Morgan Holdco LLC from May 2007 until completion of the initial public offering in February 2011, at which time he continued as Vice President, General Counsel and Secretary of KMI.  He is also Vice President, General Counsel and Secretary of KMR, Kinder Morgan G.P., Inc. and KMI.  Mr. Listengart was elected Vice President, General Counsel and Secretary of KMR upon its formation in February 2001.  He was elected Vice President and General Counsel of Kinder Morgan G.P., Inc. and Vice President, General Counsel and Secretary of KMI in October 1999.  Mr. Listengart was elected Secretary of Kinder Morgan G.P., Inc. in November 1998 and has been an employee of Kinder Morgan G.P., Inc. since March 1998.  Mr. Listengart received his Masters in Business Administration from Boston University in January 1995, his Juris Doctor, magna cum laude, from Boston University in May 1994, and his Bachelor of Arts degree in Economics from Stanford University in June 1990.

James E. Street is Vice President, Human Resources and Administration of KMR, Kinder Morgan G.P., Inc. and KMI and assumed the position of Vice President, Human Resources and Administration of Kinder Morgan, Inc. upon completion of the initial public offering in February 2011.  Mr. Street was elected Vice President, Human Resources and Administration of KMR upon its formation in February 2001.  He was elected Vice President, Human Resources and Administration of Kinder Morgan G.P., Inc. and KMI in August 1999.  Mr. Street received a Masters of Business Administration degree from the University of Nebraska at Omaha and a Bachelor of Science degree from the University of Nebraska at Kearney.

Corporate Governance

We have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 comprised of Ms. Macdonald and Messrs. Sarofim and Staff, and Mr. Staff is the chairman of the audit committee and has been determined by the board to be an “audit committee financial expert.”  The board has determined that all of the members of the audit committee are independent as described under the relevant standards.

We have not, nor has KMP or KMR, made, within the preceding three years, contributions to any tax-exempt organization in which any of our, KMR’s or KMP’s independent directors serves as an executive officer that in any single fiscal year exceeded the greater of $1.0 million or 2% of such tax-exempt organization’s consolidated gross revenues.

We make available free of charge within the “Investors” information section of our internet Website, at www.kindermorgan.com, the governance guidelines, the charters of the audit committee, compensation committee and nominating and governance committee, and our code of business conduct and ethics (which applies to senior financial and accounting officers and the chief executive officer, among others).  We intend to disclose any amendments to our code of business conduct and ethics that would otherwise be disclosed on Form 8-K and any waiver from a provision of that code

Item 10.	Directors, Executive Officers and Corporate Governance.. (continued)	Kinder Morgan, Inc. Form 10-K

granted to our executive officers or directors that would otherwise be disclosed on Form 8-K on our internet Website within four business days following such amendment or waiver.  The information contained on or connected to our internet Website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Interested parties may contact our lead director (Mr. Morgan, discussed in Item 13), the chairpersons of any of the board’s committees, the independent directors as a group or the full board by mail to Kinder Morgan, Inc., 500 Dallas Street, Suite 1000, Houston, Texas 77002, Attention: General Counsel, or by e-mail within the “Contact Us” section of our internet Website, at www.kindermorgan.com.  Any communication should specify the intended recipient.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (SEC).  Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met during 2011.

Item 11.  Executive Compensation.

Overview

Our executive officers have not received long-term compensation for serving in such capacities for us other than the receipt of Kinder Morgan Holdco LLC Class A-1 units and Class B units in the Going Private Transaction, which converted into Class C shares and Class B shares, respectively, in connection with our initial public offering.  In addition to information regarding such compensation, the following sets forth information regarding compensation earned by, awarded to or paid to our executive officers in their capacities as executive officers of our subsidiaries or our affiliates, including KMP (sometimes collectively referred to in this section as the “Kinder Morgan affiliated entities”), for the periods presented.  Our executive officers also serve in the same capacities as executive officers of  Kinder Morgan G.P., Inc. and KMR.

The compensation committee of the board of directors of KMR, which committee is composed of three independent directors, determines the compensation to be paid by KMP to KMR’s and Kinder Morgan G.P., Inc.’s executive officers.  As described below, KMR’s compensation committee is aware of the compensation paid to such officers by entities such as us, but makes its compensation determinations at its sole discretion.

Compensation Discussion and Analysis

Program Objectives

We seek to attract and retain executives who will help us achieve our primary business strategy objective of growing the value of our portfolio of businesses for the benefit of our stockholders.  To help accomplish this goal, we have designed an executive compensation program that rewards individuals with competitive compensation that consists of a mix of cash, benefit plans and long-term compensation, with a majority of executive compensation tied to the “at risk” portions of the annual cash bonus.

The key objectives of our executive compensation program are to attract, motivate and retain executives who will advance our overall business strategies and objectives to create and return value to our stockholders.  We believe that an effective executive compensation program should link total compensation to financial performance and to the attainment of short-term and long-term strategic, operational, and financial objectives.  We also believe it should provide competitive total compensation opportunities at a reasonable cost.  In designing our executive compensation program, we have recognized that our executives have a much greater portion of their overall compensation at-risk than do our other employees.  Consequently, we have tried to establish the at-risk portions of our executive total compensation at levels that recognize their much increased level of responsibility and their ability to influence business results.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

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

In addition, we believe that the compensation of our Chief Executive Officer, Chief Financial Officer and the executives named in the Summary Compensation Table below, collectively referred to in this Item 11 as our “named executive officers,” should be directly and materially tied to the financial performance of us and our affiliated entities, and should be aligned with the interests of our shareholders.  Therefore, the majority of our named executive officers’ compensation is allocated to the “at risk” portion of our compensation program—the annual cash bonus.  Accordingly, for 2011, our executive compensation was weighted toward the cash bonus, payable on the basis of the achievement of (i) a dividend per share target by us and (ii) a cash distribution per common unit target by KMP.

Our compensation is determined independently without the use of any compensation surveys.  Nevertheless, we annually compare our executive compensation components with market information, consisting of third-party surveys in which we participate.  The surveys we use in reviewing our executive compensation consist of the following: (i) Towers Executive Survey, in which approximately 300 to 400 companies participate; (ii) the Hewitt Executive Survey, in which approximately 400 companies participate; and (iii) the Natural Gas Transmission Industries Survey, in which companies in the natural gas industry participate.  The purpose of this comparison is to ensure that our total compensation package operates effectively, remains both reasonable and competitive with the energy industry, and is generally comparable to the compensation offered by companies of similar size and scope as us.  We also keep abreast of current trends, developments, and emerging issues in executive compensation, and if appropriate, will obtain advice and assistance from outside legal, compensation or other advisors.

We have endeavored to design our executive compensation program and practices with appropriate consideration of all tax, accounting, legal and regulatory requirements.  Section 162(m) of the Internal Revenue Code limits the deductibility of certain compensation for executive officers to $1,000,000 of compensation per year; however, if specified conditions are met, certain compensation may be excluded from consideration of the $1,000,000 limit.  Since the bonuses paid to our executive officers were paid under our Annual Incentive Plan as a result of reaching designated financial targets established by our compensation committee, we expect that all compensation paid to our executives would qualify for deductibility under federal income tax rules.  Though we are advised that limited partnerships such as KMP are not subject to section 162(m), we and KMP have chosen to generally operate as if this code section does apply to KMP as a measure of appropriate governance.

Behaviors Designed to Reward

Our executive compensation program is designed to reward individuals for advancing our business strategies and the interests of our stakeholders, and it prohibits engaging in any detrimental activities, such as performing services for a competitor, disclosing confidential information or violating appropriate business conduct standards.  Each executive is held accountable to uphold and comply with company guidelines, which require the individual to maintain a discrimination-free workplace, to comply with orders of regulatory bodies, and to maintain high standards of operating safety and environmental protection.

Unlike many companies, we have no executive perquisites, supplemental executive retirement, non-qualified supplemental defined benefit/contribution, deferred compensation or split-dollar life insurance programs for our executive officers.  We have no executive company cars or executive car allowances nor do we pay for financial planning services.  Additionally, we do not own any corporate aircraft and we do not pay for executives to fly first class.  We believe that this area of our overall compensation package is below competitive levels for comparable companies; however, we have no current plans to change our policy of not offering such executive benefits or perquisite programs.

We do not have employment agreements (other than with Richard D. Kinder) or change of control agreements with our executive officers, although the KMI Class B shares held by our executive officers will no longer be subject to forfeiture upon a change of control of KMI.  In connection with our initial public offering, we entered into severance agreements with eleven of our executive officers.  See “—Other Compensation—Other Potential Post-Employment Benefits.”

At his request, Richard D. Kinder receives $1 of base salary per year from us.  Additionally, Mr. Kinder has requested that he receive no annual bonus or other compensation from us or any of our affiliates (other than the Class B unit awards that he received in 2007 in connection with the Going Private Transaction).  Mr. Kinder does not have any deferred

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

compensation, supplemental retirement or any other special benefit, compensation or perquisite arrangement with us, and each year Mr. Kinder reimburses us for his portion of health care premiums and parking expenses.

Elements of Compensation

As outlined above, our executive compensation program is principally composed of the following two elements: (i) a base cash salary and (ii) a possible annual cash bonus.  With respect to our named executive officers other than the Chief Executive Officer, our and KMR’s compensation committees review and approve annually the financial goals and objectives of both us and KMP that are relevant to the compensation of our named executive officers.

The compensation committee solicits information from Richard D. Kinder and James E. Street, Vice President, Human Resources and Administration, with respect to the performance of C. Park Shaper, President, and Steven J. Kean, Executive Vice President and Chief Operating Officer.  Similarly, the compensation committee solicits information from Messrs. Kinder, Shaper, Kean and Street with respect to the performance of the other named executive officers.  The compensation committee also obtains information from Mr. Street with respect to compensation of comparable positions of responsibility at comparable companies.  All of this information is taken into account by the compensation committee, which makes final determinations regarding compensation of our named executive officers.  No named executive officer reviews his or her own performance or approves his or her own compensation.

Furthermore, if any of our executive officers is also an executive officer of Kinder Morgan G.P., Inc. or KMR, the compensation determination or recommendation (i) may be with respect to the aggregate compensation to be received by such officer from us, KMR and Kinder Morgan G.P., Inc. that is to be allocated among them, or alternatively (ii) may be with respect to the compensation to be received by such executive officers from us, KMR or Kinder Morgan G.P., Inc., as the case may be, in which case such compensation will be allocated among us, on the one hand, and KMR and Kinder Morgan G.P., Inc., on the other.

In addition to the possible annual cash bonus discussed below (and reflected in the Summary Compensation Table as Non-Equity Incentive Plan Compensation), for the year ended December 31, 2011, our compensation committee determined to award one-time cash bonuses to Messrs. Shaper and Listengart and Mrs. Dang in respect of their efforts in KMI’s February 2011 initial public offering.  See “—Summary Compensation Table.”

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

Possible Annual Cash Bonus (Non-Equity Cash Incentive)

For the 2009 bonus year, our possible annual cash bonus was provided for under KMK’s Annual Incentive Plan, which became effective January 18, 2005.  For the 2010 bonus year, KMK’s board of directors approved a new Annual Incentive Plan, which became effective January 1, 2010.  For the 2011 bonus year, our board of directors approved a new Annual Incentive Plan that mirrored the previous plan.  The overall purpose of the Annual Incentive Plan is to increase our executive officers’ and our employees’ personal stake in the continued success of KMP and us, by providing to them additional incentives through the possible payment of annual cash bonuses.  Under the plan, a budget amount is established for annual cash bonuses at the beginning of each year that may be paid to our executive officers and other employees depending on whether we and our subsidiaries (including KMP) meet certain financial performance objectives (as discussed below).  The amount included in our budget for bonuses is not allocated between our executive officers and non-executive officers.  Assuming the financial performance objectives are met, the budgeted pool of bonus dollars is further assessed and potentially increased if the financial performance objectives are exceeded.  The budget for bonuses also may be adjusted upward or downward based on our and our subsidiaries’ overall performance in other areas, including but not limited to safety and environmental goals and regulatory compliance.

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

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

The plan consists of two components: the executive plan component and the non-executive plan component.  Our Chairman and Chief Executive Officer and all employees who report directly to the Chairman, including all of our named executive officers, are eligible for the executive plan component; however, as stated elsewhere in this “Compensation Discussion and Analysis,” Richard D. Kinder has elected to not participate under the plan.  As of December 31, 2011, excluding Mr. Kinder, eleven of our, and our subsidiaries’, executive officers were eligible to participate in the executive plan component.  All other U.S. and Canadian eligible employees were eligible for the non-executive plan component.

At or before the start of each calendar year (or later, to the extent allowed under Internal Revenue Code regulations), financial performance objectives based on one or more of the criteria set forth in the plan are established by our compensation committee.  Two financial performance objectives were set for 2011 under both the executive plan component and the non-executive plan component.  The two financial performance objectives were:

▪	$4.60 in cash distributions per common unit by KMP (the same as its previously disclosed 2011 budget expectations); and

▪
$1.16 in cash dividends per share paid during the year by us (including a $0.29 per share dividend for the first quarter of 2011, which was prorated for the portion of the first quarter after our initial public offering).

A third objective which could potentially decrease or increase the budgeted pool of bonus dollars for 2011 was a goal to improve our environmental, health, and safety performance by (i) beating industry average incident rates; (ii) improving incident rates compared to our previous three year averages.

At the end of 2011, the extent to which the financial performance objectives have been attained and the extent to which the bonus opportunity has been earned under the formula previously established by our compensation committee was determined.  For 2011:

▪
KMP distributed $4.61 in cash per common unit—generating enough cash from operations in 2011 to fully cover its cash distribution target; furthermore, KMP would have fallen just slightly short (approximately $4 million) of meeting its budgeted excess cash coverage of $37 million for 2011 had it not chosen to increase its distribution for the fourth quarter of 2011 by $0.01, and if it would have received a Canadian tax refund that was expected in 2011, but will not be received until 2012; and

▪	We distributed $1.18 in cash dividends per share.

Based on the above, our compensation committee recommended that approximately 100% of the 2011 budgeted cash bonus opportunity be earned and funded under the plan (an increase from the 2010 funding level of 93%).  The approved funding level includes any premium pay calculations for bonus awards paid to non-exempt employees.

In addition to determining the financial performance objectives under the Annual Incentive Plan, at or before the start of each calendar year, the compensation committee sets the bonus opportunities available to each executive officer.  The table below sets forth the maximum bonus opportunities that could be payable by us and KMP collectively to our named executive officers for achievement of the threshold, target and maximum 2011 financial performance objectives established under the plan.  If neither of the financial performance objectives was met, no bonus opportunity would be available to our named executive officers.  The maximum payout to any individual under the plan for any year is $3.0 million.  The compensation committee may reduce the amount of the bonus actually paid to any executive officer from the amount of any bonus opportunity open to such executive officer.  Because payments under the plan for our executive officers are determined by comparing actual performance to the performance objectives established each year for eligible executive officers chosen to participate for that year, it is not possible to accurately predict any amounts that will actually be paid under the executive portion of the plan over the life of the plan.  The compensation committee set maximum bonus opportunities under the plan for 2011 for the executive officers at dollar amounts in excess of those which were expected to actually be paid under the plan.  In fact, while achievement of the financial performance objectives sets the maximum bonus opportunity for each executive officer, the compensation committee has never awarded the maximum bonus opportunity to a current named executive officer.  The actual payout amounts under the Non-Equity Incentive Plan Awards made for 2011 (paid in 2012) are set forth in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan, Inc. Annual Incentive Plan Bonus Opportunities for 2011

Name	Threshold (a)	Target (b)	Maximum (c)
Richard D. Kinder(d)	$-	$-	$–
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	Represents the maximum bonus opportunity available to the executive officer if one of the financial performance objectives was met.
(b)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were met.
(c)	Represents the maximum bonus opportunity available to the executive officer if both of the financial performance objectives were exceeded by 10% or more.
(d)	Declined to participate.

The 2011 bonuses for our executive officers were overwhelmingly based on whether the established financial performance objectives were met.  The compensation committee also considered, in a purely subjective manner, how well the executive officer performed his or her duties during the year.  Information was solicited from relevant members of senior management regarding the performance of our named executive officers (described following), and determinations and recommendations were made at the regularly scheduled first quarter board and compensation committee meetings held in January 2012.  Other factors considered by the compensation committee primarily consisted of the amount of the bonus paid to the executive officer in the prior year and market data about compensation of comparable positions of responsibility at comparable companies, consisting of the compensation surveys referred to above.  With respect to using these other factors in assessing performance, the compensation committee did not find it practicable to, and did not, use a “score card” or quantify or assign relative weight to the specific criteria considered.  The amount of a downward adjustment, subject to the maximum bonus opportunity that was established at the beginning of the year, was not subject to a formula.  Specific aspects of an individual’s performance were not identified in advance.  Rather, adjustments were based on the compensation committee’s judgment, giving consideration to the totality of the record presented, including the individual’s performance and the magnitude of any other positive or negative factors.

Upon the occurrence of a change in control, the compensation committee may take any action with respect to outstanding awards that it deems appropriate; and in the event that such action is to distribute an award, the award will be distributed in a lump sum no later than 30 days after the change in control.  Under the plan, “change in control” means (i) that any person, other than a permitted holder (as defined below), becomes the beneficial owner of securities representing 50% or more of our voting power; (ii) a sale, merger or other business combination as a result of which transaction our voting securities, outstanding immediately before such transaction do not continue to represent at least 50% of our voting power after giving effect to such transaction; (iii) the sale or transfer of all or substantially all of our assets other than to an entity of which more than 50% of the voting power is held by permitted holders (as defined below); (iv)  during any period of two consecutive years following the closing of our initial public offering, individuals who were directors at the beginning of the period or whose election or nomination for election by our stockholders was approved by a vote of two-thirds of the directors then still in office who had been directors at the beginning of the period or previously so approved, cease for any reason other than normal retirement, death or disability to constitute at least a majority of the board of directors then in office; or (v) our stockholders approve a plan of complete liquidation of us or an agreement for the sale or disposition by us of all or substantially all of our assets.  Under the plan, a “permitted holder” means Richard D. Kinder and investment funds advised by or affiliated with Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.

If, in connection with a change in control, Richard D. Kinder is no longer our Chairman:

▪
each participant under the executive component of the plan will be deemed to have earned 100% of the bonus opportunity available to him or her, unless the compensation committee has previously determined that the participant should receive a lesser percentage of the bonus opportunity;

▪
each participant under the non-executive component of the plan will receive an award equal to the award most recently paid to such participant under the Annual Incentive Plan, or if no awards have been paid under the plan, an award equal to the most recent award paid to such participant under any prior Annual Incentive Plan; and

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

▪	the awards to executive and non-executive participants will be paid in a cash lump sum within 30 days after the change in control.

Compensation Related to the Going Private Transaction

In connection with our Going Private Transaction, members of management were awarded Kinder Morgan Holdco LLC Class A-1 and Class B units.  In accordance with generally accepted accounting principles, we are required to recognize compensation expense in connection with the Class A-1 and Class B units over the expected life of such units; however, we do not have any obligation, nor did we pay any amounts related to these compensation expenses (all expenses were borne by the Investors), and since we were not responsible for paying these expenses, we recognized the amounts allocated to us as both an expense on our income statement and a contribution to “Stockholders Equity” on our balance sheet.  The awards and terms of the Class B units granted to members of management were determined after extensive negotiations between management and the Sponsor Investors with respect to which management agreed to forego any long-term executive compensation at least until the Sponsor Investors sell their interests in us.

Comparison of Class B Units to Class B Shares. The Class B units were converted into Class B shares in connection with the initial public offering.  The Class B shares are intended to substantially preserve the economic rights of the Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, including the following:

▪
Class B units were subject to time vesting, with one-third vesting on the third, fourth and fifth anniversaries of the date of their issuance.  All distributions with respect to the non-vested portion of such Class B units are held in escrow pending the vesting or forfeiture of such Class B units.  Class B shares are not subject to time vesting.  As a result, holders of Class B shares are entitled to receive and retain any distributions on, and shares of Class P common stock issued upon conversion of, such Class B shares.

▪
The amount of Class B units forfeited upon termination of a holder’s employment would depend on the reason for such termination and other factors such as time vesting and the level of cumulative distributions made by us as of a relevant date.  Prior to a change of control, all non-time vested Class B units would be forfeited upon termination of a holder’s employment for any reason.  With respect to time-vested Class B units, all such Class B units would be forfeited upon termination of a holder’s employment for cause, no Class B units would be forfeited upon termination of a holder’s employment for death or disability and all or a portion of Class B units would be forfeited upon termination of a holder’s employment for other reasons based on the level of cumulative distributions made by us as of the date of termination.  The amount of Class B shares forfeited will be based solely on the reason for the termination of employment.  No Class B shares will be forfeited upon termination of a holder’s employment for death or disability.  Half of a holder’s Class B shares will be forfeited upon termination of a holder’s employment by such holder for good reason or termination of a holder’s employment by us without cause.  All Class B shares will be forfeited upon termination of a holder’s employment for any other reason, including termination for cause.

▪
Amounts in respect of forfeited Class B units would be transferred to an incentive pool and could be paid to other members of management (excluding Mr. Kinder) in the discretion of the chief manager and subject to certain unitholder approvals.  Forfeited Class B shares will automatically become treasury shares, and we will transfer the forfeited Class B shares into a trust.  Any property in the trust, including dividends, proceeds or earnings received with respect to such Class B shares, may be distributed to new or existing members of management (excluding Mr. Kinder) in any proportion at the election of the chief executive officer and subject to the consent of a majority of directors nominated by Sponsor Investors.

▪
Holders of forfeited Class B units that were time-vested would have received certain levels of distributions even after such holder’s termination of employment depending on the level of cumulative distributions made by us as of the date of termination.  Under specified circumstances, a holder of Class B shares who otherwise would forfeit such Class B shares upon such holder’s termination of employment will retain his or her Class B shares until such holder has received a specified amount of total value, even if distributed after such holder’s termination.

▪
If a holder of Class B units was terminated for any reason, we could repurchase his or her Class B units generally at fair market value.  We do not have a right of repurchase with respect to the Class B shares.

▪	Class B units would fully vest upon a change of control. Class B shares are not subject to forfeiture after a change of control.

Under our shareholders agreement, “change of control” means (i) the acquisition by any person or group, other than permitted holders (as defined below), by way of merger, amalgamation, consolidation or other business combination or purchase of beneficial ownership of more than 50% of our total voting power after giving effect to such transaction; (ii) a sale, merger or similar transaction or related series of transactions involving us, as a result of which persons who

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

collectively held 100% of our total voting power immediately prior to such transaction do not collectively hold more than 50% of our total voting power after giving effect to such transaction unless (a) the persons who collectively held 100% of our total voting power continue to hold at least 35% of our total voting power, (b) no other person or group holds more than 35% of our total voting power and (c) either Richard D. Kinder or Park Shaper is a senior executive officer; or (iii) the sale or transfer of all or substantially all of our assets, and our subsidiaries’, taken as a whole, other than to an entity of which more than 50% of the voting power is held by a permitted holder or by persons who held more than 50% of our total voting power immediately prior to such transaction.  Under the shareholders agreement, “permitted holders” means the Investors and their successors and permitted transferees.

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

▪
If the employment of a holder of Class A-1 units was terminated for any reason, we could have repurchased his or her Class A-1 units generally at fair market value.  We do not have a right of repurchase with respect to the Class C shares.

Class B Share Plan and Class B Share Trust.  The Class B shares may be forfeited by our management under the circumstances described above.  All forfeited Class B shares will automatically become treasury shares, and we will transfer the forfeited Class B shares to a trust established solely to hold these Class B shares, together with any dividends, proceeds received in respect of these Class B shares, shares of Class P common stock issued in connection with the conversion of these Class B shares or earnings with respect to such property.  We have established the Class B share plan, which is a long-term compensation plan, to govern the terms of awards in respect of forfeited Class B shares and related property in the Class B share trust.  Pursuant to the Class B share plan and our shareholders agreement, each item of property in the trust may be distributed separately from the underlying Class B shares to members of new or existing management (other than Richard D. Kinder), as designated by the chief executive officer and approved by a majority of the members of the board of directors nominated by the Sponsor Investors.  All property held in the trust on May 31, 2015 will be distributed proportionally to the holders of Class B shares as of May 31, 2015.  We have agreed to pay the costs of the Class B share trust, including the fees of the independent trustee, but do not expect these costs to be material.

Other Compensation

Kinder Morgan, Inc. Savings Plan.  The Kinder Morgan, Inc. Savings Plan is a defined contribution 401(k) plan.  The plan permits all full-time employees of KMI and those of KMGP Services Company, Inc., including our named executive officers, to contribute between 1% and 50% of base compensation, on a pre-tax basis, into participant accounts.  For more information on this plan, see Note 9 “Share-based Compensation and Employee Benefits—Kinder Morgan, Inc.—Retirement Plans” to our consolidated financial statements included elsewhere in this report.  As a result of a cost savings effort in 2009, all officers with the position of vice president or higher, including our named executive officers, were suspended from receiving any company contributions commencing February 15, 2009.  Company contributions for these employees were reinstated effective February 1, 2010.

Kinder Morgan, Inc. Cash Balance Retirement Plan.  Employees of KMI and KMGP Services Company, Inc., including our named executive officers, are also eligible to participate in the Kinder Morgan, Inc. Retirement Plan, referred to as the Cash Balance Retirement Plan, a cash balance plan.  Employees accrue benefits through a Personal Retirement Account, referred to as the PRA, in the Cash Balance Retirement Plan.  We allocate a contribution credit equivalent to 3% of eligible compensation every pay period to participants’ PRAs.  For plan years prior to 2011, interest was credited to the PRA at the 30-year U.S. Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year.  Beginning January 1, 2011, interest is credited to the PRA at the 5-year U.S.  Treasury bond rate published in the Internal Revenue Bulletin for the November of the prior year, plus 0.25%.  Employees become 100% vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement.  As a result of a cost savings effort in 2009, all company contributions to the plan were suspended from April 12, 2009 through December 31, 2009.  Company contributions were reinstated effective January 1, 2010.

The following table sets forth the estimated actuarial present value of each named executive officer’s accumulated pension benefit as of December 31, 2011, under the provisions of the Cash Balance Retirement Plan.  With respect to our named executive officers, the benefits were computed using the same assumptions used for financial statement purposes, assuming current remuneration levels without any salary projection, and assuming participation until normal retirement at

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

age 65.  These benefits are subject to federal and state income taxes, where applicable, but are not subject to deduction for social security or other offset amounts.

Pension Benefits
Name	Plan Name	Current Credited Yrs of Service	Present Value of Accumulated Benefit (a)	Contributions During 2011
Richard D. Kinder	Cash Balance	11	$-	$-
Kimberly A. Dang	Cash Balance	10	61,760	8,280
Steven J. Kean	Cash Balance	10	73,689	8,469
Joseph Listengart	Cash Balance	11	84,514	8,641
C. Park Shaper	Cash Balance	11	84,514	8,641
__________

(a)	The present values in the Pension Benefits table are current year-end balances.

Contingent Payment Obligations Under Shareholders Agreement

We have certain contingent payment obligations under the terms of our shareholders agreement that may be considered compensation to holders of Class B shares and Class C shares, including the agreement to pay certain tax compliance expenses for a holder of Class B shares or Class C shares in certain events related to such holder’s ownership of Class B shares or Class C shares.

Potential Payments Upon Termination or Change-in-Control

Our named executive officers (excluding Richard D. Kinder) are entitled to certain benefits in the event their employment is terminated by us without cause or by them with good reason, whether or not related to a change in control.  See “—Other Potential Post-Employment Benefits—Severance Agreements” below for a description of the terms.  Mr. Kinder is also entitled to certain benefits under his employment agreement upon his termination by KMK without cause or by him with good reason, whether or not related to a change in control.  See “—Other Potential Post-Employment Benefits—Employment Agreement” below for a description of the terms.

Upon termination of employment of a named executive officer due to death or disability (as determined in accordance with our long-term disability plan covering such employee), all of his or her Class B shares will no longer be subject to forfeiture.  In the event of a termination of employment of a named executive officer by us without “cause” or by a named executive officer with “good reason” (as each such term is defined in our shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements”), 50% of his or her Class B shares will no longer be subject to forfeiture.  In addition, all unvested Class B shares will no longer be subject to forfeiture upon a change of control (as defined in the shareholders agreement and described under “—Compensation Related to the Going Private Transaction—Comparison of Class B Units to Class B Shares”).  The following tables list separately the potential payments and benefits upon a change in control and the potential payments and benefits upon a termination of employment for our named executive officers.  The tables assume the triggering event for the payments or provision of benefits occurred on December 31, 2011.  Actual amounts payable to each executive listed below upon termination can only be determined definitively at the time of each executive’s actual departure.  In addition to the amounts shown in the tables below, each executive would receive payments for amounts of base salary and vacation time accrued through the date of termination and payment for any reimbursable business expenses incurred prior to the date of termination.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Potential Payments Upon Termination of Employment or Change in Control for Richard D. Kinder

	Termination Payment	Benefit Continuation	Value of KMI Class B Shares No Longer Subject to Forfeiture (d)
Termination without “cause” or “good reason” or due to “change in duties”(a)(c)	$2,250,000	$34,320	$	N/A
Termination due to death or “disability”(a)(b)	750,000	-		N/A
Upon a change in control	N/A	N/A		N/A
__________

(a)	As such terms are defined in Mr. Kinder’s employment agreement and described under “—Other Potential Post-Employment Benefits—Employment Agreement.”
(b)	If Mr. Kinder becomes disabled, he is eligible for the same medical benefits as most other employees.
(c)	With respect to Class B shares, as the terms “cause” and “good reason” are defined in our shareholders agreement and described under “—Other Potential Post-Employment Benefits—Severance Agreements.”
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

Potential Payments Upon Termination of Employment or Change in Control for Other Named Executive Officers

	Termination Without Cause or Good Reason		Value of KMI Class B Shares No Longer Subject to Forfeiture (a)
Name	Salary Continuation	Benefit Continuation	Upon Change in Control or Termination due to Death or Disability		Upon Termination Without Cause or for Good Reason
Kimberly A. Dang	$300,000	$17,160	$	N/A	$	N/A
Steven J. Kean	300,000	17,160		N/A		N/A
Joseph Listengart	300,000	17,160		N/A		N/A
C. Park Shaper	600,000	34,320		N/A		N/A
__________

(a)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.

Other Potential Post-Employment Benefits

Employment Agreement.  On October 7, 1999, Richard D. Kinder entered into an employment agreement with KMK pursuant to which he agreed to serve as its Chairman and Chief Executive Officer.  His employment agreement provides for a term of three years and one year extensions on each anniversary of October 7th.  Mr. Kinder, at his initiative, accepted an annual salary of $1 to demonstrate his belief in KMK’s and KMP’s long-term viability.  Mr. Kinder continues to accept an annual salary of $1, and he receives no other compensation from us.

We believe that Mr. Kinder’s employment agreement contains provisions that are beneficial to us, and, accordingly, Mr. Kinder’s employment agreement is extended annually at the request of our and KMR’s boards of directors.  For example, with limited exceptions, Mr. Kinder is prevented from competing in any manner with KMK or any of its subsidiaries while he is employed by KMK and for 12 months following the termination of his employment.  The employment agreement provides that he will receive a severance payment equal to $2.25 million in the event his employment is terminated without “cause” or in the event he is subject to a “change in duties” without his consent.  His employment agreement also provides that in the event of his death or termination due to his total and permanent disability, he or his estate will receive an amount equal to the greater of his annual salary ($1) or $750,000, and in the case of his total and permanent disability, such amount will be an annual amount until the effective date of termination of

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

employment.  In addition, under the terms of our shareholders agreement, Mr. Kinder also has agreed not to compete with us or any of our subsidiaries for an additional period of one year and not to solicit any of their employees or interfere with certain of their business relationships during the term of his employment and for two years thereafter.

Upon a change in control and a termination of Mr. Kinder’s employment by KMK or by Mr. Kinder, certain payments made to him could be subject to the excise tax imposed on “excess parachute payments” by the Internal Revenue Code.  Pursuant to his employment agreement, Mr. Kinder is entitled to have his compensation “grossed up” for all such excise taxes and any federal, state and local taxes applicable to such gross-up payment (including any penalties and interest).  We estimate the amount of such gross up payment for Mr. Kinder’s termination payment and benefits to be approximately $1.05 million.  The estimate of “excess parachute payments” for purposes of these calculations does not take into account any mitigation for payments which could be shown (under the facts and circumstances) not to be contingent on a change in control or for any payments being made in consideration of non-competition agreements or as reasonable compensation.  The gross-up calculations assume an excise tax rate of 20%, a statutory federal income tax rate of 35%, and a Medicare tax rate of 1.45%.  If upon a change in control Mr. Kinder’s employment does not terminate, he would only be entitled to the immediate vesting of any Class B shares.

Under the employment agreement, “cause” means (i) a grand jury indictment or prosecutorial information charging Mr. Kinder with illegal or fraudulent acts, criminal conduct or willful misconduct; (ii) a grand jury indictment or prosecutorial information charging Mr. Kinder with any criminal acts involving moral turpitude; (iii) grossly negligent failure by Mr. Kinder to perform his duties in a manner which he has reason to know is in KMK’s best interest; (iv) bad faith refusal by Mr. Kinder to carry out reasonable instructions of the board of directors of KMK; and (v) a material violation by Mr. Kinder of any of the terms of the employment agreement.

Under the employment agreement, “change in duties” means, without Mr. Kinder’s written consent, any of the following (i) a significant reduction in the nature, scope of authority or duties of Mr. Kinder; (ii) a substantial reduction in Mr. Kinder’s existing annual base salary or bonus opportunity; (iii) receipt of employee benefits by Mr. Kinder that are materially inconsistent with the employee benefits provided by KMI to executives with comparable duties; or (iv) a change of more than 50 miles in the location of Mr. Kinder’s principal place of employment.

Severance Agreements.  In connection with our initial public offering, we entered into severance agreements with respect to eleven of our, or our subsidiaries’, executive officers (including our named executive officers other than Richard D. Kinder) that provide for severance in the amount of the executive’s salary plus benefits during the executive’s non-compete period, ranging from one to two years following the executive’s termination of employment, if the executive voluntarily terminates his or her employment for “good reason” or the executive’s employment with us and our subsidiaries is terminated “without cause.” The other employees who did not enter into severance agreements with us are eligible for the same severance policy as all regular full time U.S.-based employees not covered by a bargaining agreement, which caps severance payments at an amount equal to six months of salary.

Under the severance agreements, “cause” means any of the following: (i) conviction of a felony, (ii) commission of fraud or embezzlement against us or any of our subsidiaries, (iii) gross neglect of, or gross or willful misconduct in connection with the performance of, duties that is not cured within 30 days after written notice, (iv) willful failure or refusal to carry out reasonable and lawful instructions of the Chief Executive Officer or the board of directors that is not cured within 30 days after written notice, (v) failure to perform duties and responsibilities as the individual’s primary business activity, (vi) judicial determination that the individual breached fiduciary duties, (vii) willful and material breach of the shareholders agreement, certificate of incorporation or bylaws that is not cured within 30 days after written notice or (viii) material breach of a non-compete provision in the case of specified officers that is not cured with 30 days after written notice.  Under the shareholders agreement, “good reason” occurs when one of the following events occurs without an employee’s consent, such employee provides written notice, such event is not corrected after such notice and the employee resigns: (i) material diminution in the employee’s duties and responsibilities, (ii) material reduction in the employee’s annual base salary or aggregate benefits, (iii) material reduction in the employee’s bonus opportunity, (iv) relocation of the employee’s primary place of employment by more than 50 miles or (v) willful and intentional breach of the shareholders agreement by us that has a material and adverse effect on the employee.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Summary Compensation Table

The following table shows compensation paid or otherwise awarded to our (i) principal executive officer; (ii) principal financial officer; and (iii) three most highly compensated executive officers (other than the principal executive officer and principal financial officer) serving at fiscal year-end 2011 (collectively referred to as the “named executive officers”) for services rendered to our affiliated entities during fiscal years 2011, 2010 and 2009.  The amounts in the columns below represent the total compensation paid or awarded to our named executive officers by all our affiliated entities.

			(a)	(b)	(c)	(d)
Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
Richard D. Kinder	2011	$1	$-	$-	$-	$-	$1
Director, Chairman and	2010	1	-	-	-	-	1
Chief Executive Officer	2009	1	-	-	-	-	1

Kimberly A. Dang	2011	300,000	175,000	625,000	8,280	13,330	1,121,610
Vice President and	2010	294,444	-	500,000	9,544	11,704	815,692
Chief Financial Officer	2009	257,692	-	550,000	4,243	3,115	815,050

Steven J. Kean	2011	300,000	-	1,250,000	8,469	15,028	1,573,497
Executive Vice President	2010	294,444	-	1,000,000	10,058	13,247	1,317,749
and Chief Operating Officer	2009	257,692	-	1,250,000	4,683	4,251	1,516,626

Joseph Listengart	2011	300,000	250,000	750,000	8,641	13,330	1,321,971
Vice President, General	2010	294,444	-	740,000	10,524	11,665	1,056,633
Counsel and Secretary	2009	257,692	-	925,000	5,082	2,866	1,190,640

C. Park Shaper	2011	300,000	250,000	1,300,000	8,641	14,170	1,872,811
Director and President	2010	294,444	-	1,040,000	10,524	12,925	1,357,893
	2009	257,692	-	1,300,000	5,082	3,971	1,566,745
__________

(a)	Represents bonus payments awarded and paid by us to the executive officers in connection with their efforts in our February 2011 initial public offering.
(b)	Represents amounts paid according to the provisions of the Annual Incentive Plan then in effect. Amounts were earned in the fiscal year indicated but were paid in the next fiscal year.
(c)
Represents the 2011, 2010 and 2009, as applicable, change in the actuarial present value of accumulated defined pension benefit (including unvested benefits) according to the provisions of our Cash Balance Retirement Plan.

(d)
Amounts include value of contributions to the our Savings Plan (a 401(k) plan), value of group-term life insurance exceeding $50,000, and taxable parking subsidy.  Amounts in 2011, 2010 and 2009 representing the value of contributions to our Savings Plan are $12,250, $11,022 and $2,308, respectively.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Grants of Plan-Based Awards

The following supplemental compensation table shows compensation details on the value of all non-guaranteed and non-discretionary incentive awards granted during 2011 to our named executive officers.  The table includes awards made during or for 2011.  The information in the table under the caption “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represents the threshold, target and maximum amounts payable under our Annual Incentive Plan for performance in 2011.  Amounts actually paid under that plan for 2011 are set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)
Name	Threshold	Target	Maximum
Richard D. Kinder	$-	$-	$-
Kimberly A. Dang	500,000	1,000,000	1,500,000
Steven J. Kean	750,000	1,500,000	3,000,000
Joseph Listengart	500,000	1,000,000	1,500,000
C. Park Shaper	750,000	1,500,000	3,000,000
__________

(a)	See “—Compensation Discussion and Analysis—Elements of Compensation” and “—Possible Annual Cash Bonus (Non-Equity Cash Incentive)” above for further discussion of these awards.

Outstanding Equity Awards at Fiscal Year-End

Option Awards and Stock Awards

None of our named executive officers has been awarded any stock options, restricted stock or similar stock-based awards, and we do not expect to grant any such awards to our named executive officers while the Sponsor Investors hold Class A shares.

Awards of Participation Interests in Going Private Transaction

The holders of Class P common stock do not bear any of the economic cost of, and are not diluted by, the Class B shares, and the Class B shares and the conversions of Class B shares into Class P shares do not impact the per share dividends paid on the Class P shares or the aggregate dividends we pay to our shareholders.  In connection with the Going Private Transaction, members of management, including our named executive officers, were awarded Class B units as participation interests.  The awards and terms of the Class B units, determined after extensive negotiations between management and the Sponsor Investors, provided that the investors in the Going Private Transaction would bear the economic burden of any value of the Class B units, in exchange for which management agreed to forego any long-term compensation at least until the Sponsor Investors sell their interests in us.  The Class B units were converted into Class B shares in connection with our initial public offering, and the terms of the Class B shares continued to provide that the investors in the Going Private Transaction, and thus not the public shareholders, would bear the economic cost related to any Class B share value.  The aggregate amount of our Class P common stock into which the Class A shares, Class B shares and Class C shares can convert is fixed.  The conversion of Class B shares into Class P shares reduces the number of Class P shares into which the Class A shares and Class C shares can convert.  Therefore, we view the Class B shares, along with the Class A shares and Class C shares, as participation interests in the Going Private Transaction, rather than as awards of stock-based compensation.

The Class B shares are not subject to time vesting but may be forfeited upon termination of employment.  In addition, the number of Class P shares into which the Class B shares of a series will convert depends on the total value in excess of an agreed upon return threshold received by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares.  As a result, the remaining Class B shares of a series may convert into zero Class P shares if the return threshold is not met.  See “Description of Kinder Morgan Capital Stock—Classes of Kinder Morgan Capital Stock—Voluntary Conversion.”

The following table sets forth the number of Class B shares held by each named executive officer as of December 31, 2011.  As noted above, the holders of Class P common stock do not bear any of the economic cost of, and are not diluted by, the Class B shares, and the Class B shares and the conversions of Class B shares into Class P shares do not impact the per share dividends paid on the Class P shares or the aggregate dividends we pay to our shareholders.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Name	Number of shares	Market value of shares (d)
Richard D. Kinder(a)	37,653,039	N/A
Kimberly A. Dang(b)	2,353,315	N/A
Steven J. Kean	7,530,608	N/A
Joseph Listengart	3,765,304	N/A
C. Park Shaper(c)	10,354,586	N/A

(a)	Includes 12,551,013 Class B shares that Mr. Kinder transferred to a limited partnership. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in those shares.
(b)	All of such Class B shares have been transferred by Mrs. Dang to a limited partnership. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in those shares.
(c)	All of such Class B shares have been transferred by Mr. Shaper to a limited partnership. Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in those shares.
(d)
Because the number of Class P shares into which the Class B shares of a series will convert depends on the total value received in excess of an agreed upon return threshold by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares, the market value of the Class B shares is not readily determinable.  Assuming all of the outstanding Class A shares were converted into Class P shares as of December 30, 2011 (the last trading day of the year) and such Class P shares were sold to third parties for net proceeds of $32.17 per share (the closing market price of the Class P shares on December 30, 2011), the Class B shares held by our named executive officers would convert into the following numbers of Class P shares: Mr. Kinder – 29,248,080; Mrs. Dang – 1,828,005; Mr. Kean – 5,849,616; Mr. Listengart – 2,924,808; and Mr. Shaper – 8,043,222.  These Class P shares would have the following indicated market values as of December 30, 2011: Mr. Kinder – $940,910,739; Mrs. Dang – $58,806,921; Mr. Kean –$188,182,148; Mr. Listengart – $94,091,074; and Mr. Shaper – $258,750,453.  All Class P shares and associated value received by the Class B shareholders, including our named executive officers, will reduce the number of Class P shares and value that otherwise would have been received by Richard D. Kinder and the Sponsor Investors, as the only remaining holders of Class A shares, and will not impact the public shareholders.  As such, the net value realized by Mr. Kinder will be significantly less than as indicated above.

Stock Vested

As described above under “Outstanding Equity Awards at Fiscal Year-End,” the Class B shares are not subject to time vesting.  However, viewing the conversion of Class B shares into Class P shares as “vesting” of stock awards, the following table sets forth the number of Class P shares acquired by our named executive officers upon the conversions of Class B shares and the value realized upon such conversions and from dividends during 2011.  The Class P shares acquired and value realized set forth in the following table reduced both the number of Class P shares and the amount of dividends that otherwise would have been received by the Investors with respect to their Class A shares.  These shares acquired and value realized in no way diluted, or impacted the dividends received by, our public shareholders.

Name	Number of Class P shares acquired(a)	Value realized(b)
Richard D. Kinder(c)	1,654,302	$60,939,967
Kimberly A. Dang(d)	103,394	3,808,751
Steven J. Kean	330,860	12,187,982
Joseph Listengart	165,430	6,093,991
C. Park Shaper(e)	454,933	16,758,489

(a)	The number of Class B shares converted were as follows: Mr. Kinder – 2,346,962; Mrs. Dang – 146,685; Mr. Kean – 469,392; Mr. Listengart – 234,696; and Mr. Shaper – 645,414.
(b)
Calculated as the number of Class P shares acquired multiplied by $27.77, the closing market price of the Class P shares on November 16, 2011, the date of conversion.  Also includes the amount of “priority dividends” (as defined in our certificate of incorporation) received on the Class B shares, which dividends reduce the value that will ultimately be realized on the Class B shares.  The amounts of the priority dividends received in 2011 were as follows: Mr. Kinder – $15,000,000; Mrs. Dang – $937,500; Mr. Kean – $3,000,000; Mr. Listengart – $1,500,000; and Mr. Shaper – $4,125,000.

(c)
Mr. Kinder transferred 33% of his Class B shares to a limited partnership.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(d)
Mrs. Dang transferred all of her Class B shares to a limited partnership.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

(e)
Mr. Shaper transferred all of his Class B shares to a limited partnership.  Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in the shares held and value realized by the limited partnership.

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

Risks Associated with Compensation Practices

We, KMGP Services Company, Inc., and Kinder Morgan Canada Inc. employ all persons necessary for the operation of our business, and in our opinion, our compensation policies and practices for all persons necessary for the operation of our business do not create risks that are reasonably likely to have a material adverse effect on our business, financial position, results of operations or cash flows.  Our belief is based on the fact that our employee compensation—primarily consisting of annual salaries and cash bonuses—is based on performance that does not reward risky behavior and is not tied to entering into transactions that pose undue risks to us.

Stock Compensation Plan for Non-Employee Directors

In connection with our initial public offering, we have adopted the Stock Compensation Plan for Non-Employee Directors, in which our newly-appointed independent directors will participate.  None of the eleven directors nominated by Richard D. Kinder or the Sponsor Investors will participate in the plan.  The following is a summary of the plan.  The plan is administered by our compensation committee, and our board has sole discretion to terminate the plan at any time.  The primary purpose of this plan is to promote our interests and the interests of our stockholders by aligning the compensation of the non-employee members of our board of directors with stockholders’ interests.

The plan recognizes that the compensation to be paid to each non-employee director is fixed by our board, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each non-employee director who was not nominated by Richard D. Kinder or one of the Sponsor Investors, referred to as “eligible directors,” may elect to receive shares of Class P common stock.  Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year.  An eligible director may make a new election each calendar year.  The total number of shares of Class P common stock authorized under the plan is 250,000.

Each annual election to receive shares of Class P common stock will be evidenced by an agreement between us and each eligible director that will contain the terms and conditions of each award.  Shares issued under the plan pursuant to an election may be subject to forfeiture restrictions that lapse on the earlier of the director’s death or the date set forth in the agreement, which will be no later than the end of the calendar year to which the cash compensation relates.  Until the forfeiture restrictions lapse, shares issued under the plan may not be sold, assigned, transferred, exchanged or pledged by an eligible director.  In the event a director’s service as a director is terminated prior to the lapse of the forfeiture restrictions for any reason other than death or the director’s failure to be elected as a director at a shareholders meeting at which the director is considered for election, the director will, for no consideration, forfeit to us all shares to the extent then subject to the forfeiture restrictions.  If, prior to the lapse of the forfeiture restrictions, the director is not elected as a director at a shareholders meeting at which the director is considered for election, the forfeiture restrictions will lapse with respect to fifty percent (50%) of the director’s shares then subject to such restrictions, and the director will, for no consideration, forfeit to us the remaining shares.  Shares with respect to which forfeiture restrictions have lapsed will cease to be subject to any forfeiture restrictions, and we will provide the eligible director a certificate representing the shares as to which the forfeiture restrictions have lapsed.  In addition, each eligible director will have the right to receive dividends with respect to the shares awarded to him under the plan to be paid as described below, to vote such shares and to enjoy all other Class P common stockholder rights, including during the period prior to the lapse of the forfeiture restrictions.

The number of shares to be issued to an eligible director electing to receive any portion of the cash compensation in the form of shares will equal the amount of such cash compensation elected to be paid in the form of shares, divided by the closing price of the Class P common stock on the New York Stock Exchange on the day the cash compensation is awarded (such price, the fair market value), rounded up to the nearest ten shares.  An eligible director electing to receive any portion of the cash compensation in the form of shares will receive cash equal to the difference between (i) the total cash compensation awarded to such director and (ii) the number of shares to be issued to such director multiplied by the fair market value of a share.  This cash payment will be payable in four equal installments generally around March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded; provided that the installment payments will be adjusted to include dividends with respect to the shares during a period in which the shares are subject to forfeiture restrictions.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is composed of Ms. Macdonald and Messrs. Sarofim, Staff, Tekkora and Youngkin.  As mentioned in her biographical information in the preceding Item 10, between 1999 and 2003, Ms. Macdonald was an

Item 11.	Executive Compensation. (continued)	Kinder Morgan, Inc. Form 10-K

executive officer of KMI.  None of our executive officers served during 2011 on the board of directors of another entity which employed any of the members of our board of directors.

Non-Employee Director Compensation

Prior to our initial public offering we did not pay any compensation to our directors in their capacity as members of our board of directors.  Following our initial public offering we continued to pay no compensation to our directors in their capacity as members of our board of directors, except for Ms. Macdonald and Mr. Staff, our two new independent directors, to whom we pay an annual retainer of $180,000 for their services as directors.  In addition, directors are reimbursed for reasonable expenses in connection with board meetings.  Our directors who are also employees do not receive compensation in their capacity as directors.  The following table discloses the compensation earned by Ms. Macdonald and Mr. Staff for board service in 2011.

Name	Fees Earned or Paid in Cash	Class P Common Stock Awards(a)	All Other Compensation(b)	Total(c)
Deborah A. Macdonald	$135,000	$-	$-	$135,000
Joel V. Staff(a)	90,000	45,185	220	135,405
__________
(a)
For Mr. Staff, represents the value of cash compensation received in the form of Class P stock according to the provisions of our Stock Compensation Plan for Non-Employee Directors.  Value computed as the number of Class P shares elected to be received in lieu of cash (1,570 shares) multiplied by the closing price on the day cash compensation is approved ($28.78 per share on April 19, 2011).

(b)	For Mr. Staff, represents dividends paid on unvested restricted Class P stock awarded according to our Stock Compensation Plan for Non-Employee Directors.
(c)	Compensation was prorated for 2011 due to Mr. Staff and Ms. Macdonald not becoming directors until the second quarter of 2011.

Compensation Committee Report

  The compensation committee of our board of directors is comprised of Ms. Macdonald and Messrs. Sarofim, Staff, Tekkora and Youngkin, each of whom the board of directors has determined meets the criteria for independence under our governance guidelines and the New York Stock Exchange rules.

The compensation committee has discussed and reviewed the above Compensation Discussion and Analysis for fiscal year 2011 with management.  Based on this review and discussion, the compensation committee recommended to our board of directors, that this Compensation Discussion and Analysis be included in this annual report on Form 10-K for the fiscal year 2011.

Compensation Committee:

Deborah A. Macdonald
Fayez Sarofim
Joel V. Staff
R. Baran Tekkora
Glenn A. Youngkin

Kinder Morgan, Inc. Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth, as of the close of business on January 31, 2012 information known to us regarding the beneficial ownership of each class of our capital stock by:

▪	each of our directors, each of our named executive officers and all of our directors and executive officers as a group, and

▪	each person known by us to own beneficially more than 5% of any class of our capital stock.

Our named executive officers consist of our principal executive officer, our principal financial officer and our three most highly compensated executive officers (other than our principal executive officer and principal financial officer) serving at fiscal year-end 2011.

Beneficial ownership is determined in accordance with the rules of the SEC.  Based on information provided to us, except as indicated in the footnotes to this table or as provided by applicable community property laws, the persons named in the tables have sole voting and investment power with respect to the shares indicated.  Except as otherwise indicated, the address for each of the following is c/o Kinder Morgan, Inc., 500 Dallas Street, Suite 1000, Houston, Texas 77002.

Amount and Nature of Beneficial Ownership of Our Class P Common Stock

The following table sets forth as of January 31, 2012, the number of shares of Class P common stock of which the individuals and entities have beneficial ownership, assuming the outstanding Class A shares are fully converted into all the shares of Class P common stock underlying the investor retained stock on a one-for-one basis and that the Class B and Class C shares are converted into zero shares of Class P common stock.  As of January 31, 2012, there were 170,921,691 shares of Class P common stock and 535,972,387 Class A shares outstanding, resulting in a total of 706,894,078 Class P shares outstanding on a fully converted basis.  Since the Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of shares of Class P common stock, the conversion of Class B shares and Class C shares into shares of Class P common stock will result in a corresponding decrease in the number of shares of Class P common stock into which the Class A shares will be able to convert.

Amount and Nature of Beneficial Ownership

Name and Address of Beneficial Owner	Number	% of Class
Richard D. Kinder(a)	238,067,001	33.7
C. Park Shaper(b)	1,581,861	*
Steven J. Kean	884,774	*
Henry Cornell(c)	134,826,138	19.1
Deborah Macdonald	10,000	*
Michael Miller(d)	82,114,453	11.6
Michael C. Morgan(e)	5,174,537	*
Kenneth A. Pontarelli(c)	134,826,138	19.1
Fayez Sarofim(f)	29,011,743	4.1
Joel V. Staff	14,270	*
John Stokes(d)	82,114,453	11.6
R. Baran Tekkora(g)	-	-
Glenn A. Youngkin(h)	-	-
Kimberly A. Dang(i)	165,549	*
Joseph Listengart	667,576	*
Directors and executive officers as a group (17 persons)(j)	493,191,811	69.8
The Goldman Sachs Group, Inc.(c)	134,826,138	19.1
TCG Holdings, L.L.C.(k)	51,246,481	7.2
Investment funds associated with Carlyle/Riverstone Global Energy and Power Fund III, L.P.(l)	51,246,481	7.2
Highstar Capital LP(d)	82,114,453	11.6

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

____________
*Represents ownership of less than 1%.
(a)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A shares held by his wife.  Also includes 551,434 Class P shares held in a limited partnership of which Mr. Kinder controls the voting and disposition power.  Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

(b)
Includes 97,504 Class P shares held in a limited partnership of which Mr. Shaper controls the voting and disposition power.  Mr. Shaper disclaims 98% of any beneficial and pecuniary interest in these shares.

(c)
Consists of 16,227,644 Class A shares owned by GS Capital Partners V Fund, L.P.; 8,382,523 Class A shares owned by GSCP V Offshore Knight Holdings, L.P., which is controlled by GS Capital Partners V Offshore Fund, L.P.; 5,564,682 Class A shares owned by GS Capital Partners V Institutional, L.P.; 643,371 Class A shares owned by GSCP V Germany Knight Holdings, L.P., which is controlled by GS Capital Partners V GmbH & Co. KG; 15,764,854 Class A shares owned by GS Capital Partners VI Fund, L.P., 13,112,651 Class A shares owned by GSCP VI Offshore Knight Holdings, L.P., which is controlled by GS Capital Partners VI Offshore Fund, L.P.; 4,335,066 Class A shares owned by GS Capital Partners VI Parallel, L.P.; 560,283 Class A shares owned by GSCP VI Germany Knight Holdings, L.P., which is controlled by GS Capital Partners VI GmbH & Co. KG; 6,784,786 Class A Shares owned by GS Global Infrastructure Partners I, L.P.; 724,828 Class A shares owned by GS Institutional Infrastructure Partners I, L.P.; 19,227,228 Class A shares owned by GS Infrastructure Knight Holdings, L.P., which is controlled by GS International Infrastructure Partners I, L.P.; 16,886,427 Class A shares owned by Goldman Sachs KMI Investors, L.P.; 23,245,978 Class A shares owned by GSCP KMI Investors, L.P.; 3,365,816 Class A shares owned by GSCP KMI Investors Offshore, L.P. (collectively the “GS Entities”).  The Goldman Sachs Group, Inc. and certain affiliates, including Goldman, Sachs & Co., may be deemed to directly or indirectly own the 134,826,138 Class A shares which are owned directly or indirectly by the GS Entities, of which affiliates of The Goldman Sachs Group, Inc. and Goldman, Sachs & Co. are the general partner, limited partner or the managing partner.  Goldman, Sachs & Co. is the investment manager for certain of the GS Entities.  Goldman, Sachs & Co. is a direct and indirect wholly owned subsidiary of The Goldman Sachs Group, Inc.  The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the GS Entities share voting power and investment power with certain of their respective affiliates.  Henry Cornell and Kenneth Pontarelli are managing directors of Goldman, Sachs & Co.  Each of Mr. Cornell, Mr. Pontarelli, The Goldman Sachs Group, Inc., Goldman, Sachs & Co. and the GS Entities disclaims beneficial ownership of the shares owned directly or indirectly by the GS Entities except to the extent of their pecuniary interest therein, if any.  The address of the GS Entities, The Goldman Sachs Group, Inc., Goldman, Sachs & Co., Mr. Cornell and Mr. Pontarelli is 200 West Street, 28th Floor, New York, New York 10282.

(d)
Consists of 20,743,460 Class A shares owned by Highstar III Knight Acquisition Sub, L.P.; 41,131,509 Class A shares owned by Highstar KMI Blocker LLC; and 20,239,484 Class A shares owned by Highstar Knight Partners, L.P. (collectively the “Highstar Entities”).  Affiliates of PineBridge Investments LLC (PineBridge) serve as the general partner of Highstar III Knight Acquisition Sub, L.P. and Highstar Knight Partners, L.P., and the managing member of Highstar KMI Blocker LLC, and accordingly may be deemed to beneficially own the Class A shares owned of record by the Highstar Entities.  PineBridge has delegated management authority for such general partners and managing member to Highstar Capital LP, which also serves as the investment manager for the Highstar Entities.  Highstar Capital LP is controlled by Christopher Lee, Mr. Miller, Mr. Stokes, Christopher Beall and Scott Litman and, in such capacities, these individuals may be deemed to share beneficial ownership of the Class A shares beneficially owned by the Highstar Entities.  Such individuals expressly disclaim any such beneficial ownership, except to the extent of their pecuniary interest therein, if any.  The address of Highstar Capital LP and the Highstar Entities is 277 Park Avenue, 45th floor, New York, New York 10172.

(e)
Consists of 5,174,537 Class P shares owned by Portcullis Partners, LP, a private investment partnership.  Mr. Morgan is President of Portcullis Partners, L.P. and has sole voting and dispositive power with respect to such Class P shares owned by Portcullis Partners, LP.

(f)
Includes 7,608,288 Class P shares held in entities indirectly controlled by Mr. Sarofim, in trusts, and/or advisory/managed accounts, over which Mr. Sarofim or entities controlled by him have shared voting and/or dispositive power.  Also includes 13,800 Class P shares held by trusts of which Mr. Sarofim is the sole trustee, but in which he has no pecuniary interest.

(g)
Does not include Class A shares held by the Carlyle/Riverstone Funds (as defined in footnote (l) below) or Riverstone Coinvestment (as defined in footnote (l) below), each of which is an affiliate of Riverstone, or Class A shares held by Carlyle Coinvestment (as defined in footnote (l) below).  Mr. Tekkora is a director of us and a Managing Director of Riverstone.  Mr. Tekkora disclaims beneficial ownership of the shares held by Carlyle/Riverstone Funds, Riverstone Coinvestment or Carlyle Coinvestment.

(h)
Does not include Class A shares held by Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P., each of which is an affiliate of Carlyle.  Mr. Youngkin is a director of KMI and a Managing Director of Carlyle.  Mr. Youngkin disclaims beneficial ownership of the shares held by Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P.

(i)
Includes 103,394 Class P shares held in a limited partnership of which Mrs. Dang controls the voting and disposition power.  Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares.

(j)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife, in which Mr. Kinder disclaims any and all beneficial or pecuniary interest.  Also includes 551,434, 97,504 and 103,394 Class P shares held by limited partnerships of which Mr. Kinder, Mr. Shaper and Mrs. Dang, respectively, control the voting and disposition power.  These executive officers disclaim 99%, 98% and 10%, respectively, of any beneficial and pecuniary interest in such Class P shares.  Also includes 134,826,138 Class A shares in which Mr. Cornell and Mr. Pontarelli disclaim beneficial ownership except to the extent of their pecuniary interest therein, if any.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

(k)
Consists of 46,933,698 Class A shares owned by Carlyle Partners IV Knight, L.P. and 4,312,782 Class A shares owned by CP IV Coinvestment, L.P.  TC Group IV, L.P. is the sole general partner of Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P.  TC Group IV Managing GP, L.L.C is the sole general partner of TC Group IV, L.P.  TC Group, L.L.C. is the sole managing member of TC Group IV Managing GP, L.L.C.  TCG Holdings, L.L.C. is the sole managing member of TC Group, L.L.C.  Accordingly, TC Group IV, L.P., TC Group IV Managing GP, L.L.C., TC Group, L.L.C. and TCG Holdings, L.L.C. each may be deemed to share beneficial ownership of Class A shares owned of record by each of Carlyle Partners IV Knight, L.P. and CP IV Coinvestment, L.P.  William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are managing members of TCG Holdings, L.L.C. and, in such capacity, may be deemed to share beneficial ownership of the Class A shares beneficially owned by TCG Holdings, L.L.C.  Such individuals expressly disclaim any such beneficial ownership.  The principal address and principal offices of TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

(l)
Consists of 7,442,137 Class A shares owned by C/R Energy III Knight Non-U.S. Partnership, L.P. (Knight Partnership), 25,623,240 Class A shares owned by C/R Knight Partners, L.P. (Knight Partners), 17,318,221 Class A shares owned by Carlyle/Riverstone Knight Investment Partnership, L.P. (“Knight Investment Partnership” and together with Knight Partnership and Knight Partners, the “Carlyle/Riverstone Funds”), 711,382 Class A shares owned by Riverstone Energy Coinvestment III, L.P. (Riverstone Coinvestment) and 151,500 Class A shares owned by Carlyle Energy Coinvestment III, L.P. (Carlyle Coinvestment).  C/R Energy GP III, LLC exercises investment discretion and control over the shares held by each of Knight Partnership, Knight Partners and Knight Investment Partnership through their mutual general partner, Carlyle/Riverstone Energy Partners III, L.P., of which C/R Energy GP III, LLC is the sole general partner.  Riverstone Coinvestment GP LLC, a subsidiary of Riverstone Holdings, LLC, exercises investment discretion and control over the shares held by Riverstone Coinvestment, subject to contractual commitments that Riverstone Coinvestment invest and divest side-by-side with the Carlyle/Riverstone Funds.  Carlyle Energy Coinvestment III GP, L.L.C., a subsidiary of TCG Holdings, L.L.C., exercises investment discretion and control over the shares held by Carlyle Coinvestment, subject to contractual commitments that Carlyle Coinvestment invest and divest side-by-side with the Carlyle/Riverstone Funds.  C/R Energy GP III, LLC is managed by a managing committee comprising Daniel A. D’Aniello, William E. Conway, Jr., David M. Rubenstein and Edward J. Mathias, as Carlyle designees, and Pierre F. Lapeyre, Jr., David M. Leuschen and Michael B. Hoffman, as Riverstone designees.  Actions of the managing committee require consent of at least five members of the managing committee, including at least one Carlyle designee and one Riverstone designee.  The members of the managing committee of C/R Energy GP III, LLC may be deemed to share beneficial ownership of the shares beneficially owned by C/R Energy GP III, LLC.  Such individuals expressly disclaim any such beneficial ownership.  The principal address and principal offices of the Carlyle/Riverstone Funds and Riverstone Coinvestment and certain affiliates is 712 Fifth Avenue, 51st Floor, New York, NY 10019.  The principal address and principal offices of Carlyle Coinvestment, TCG Holdings, L.L.C. and certain affiliates is c/o The Carlyle Group, 1001 Pennsylvania Avenue, N.W., Suite 220 South, Washington, D.C. 20004-2505.

Amount and Nature of Beneficial Ownership of Our Class A, Class B and Class C Shares
January 31, 2012

	Amount and Nature of Beneficial Ownership
	Class A Shares		Class B Shares		Class C Shares
Name	Number	% of Class(a)	Number	% of Class(a)	Number	% of Class(a)
Name and Address of Beneficial Owner
Richard D. Kinder(b)	216,538,834	40.4	37,653,039	40.0	-	-
C. Park Shaper(c)	-	-	10,354,586	11.0	655,836	28.3
Steven J. Kean	-	-	7,530,608	8.0	322,360	13.9
Henry Cornell	134,826,138	25.2	-	-	-	-
Deborah Macdonald	-	-	-	-	-	-
Michael Miller	82,114,453	15.3	-	-	-	-
Michael C. Morgan	-	-	-	-	-	-
Kenneth A. Pontarelli	134,826,138	25.2	-	-	-	-
Fayez Sarofim	-	-	-	-	-	-
Joel V. Staff	-	-	-	-	-	-
John Stokes	82,114,453	15.3	-	-	-	-
R. Baran Tekkora	-	-	-	-	-	-
Glenn A. Youngkin	-	-	-	-	-	-
Kimberly A. Dang(d)	-	-	2,353,315	2.5	36,172	1.6
Joseph Listengart	-	-	3,765,304	4.0	292,232	12.6
Directors and executive officers as a group (17 persons)(e)	433,479,425	80.9	66,645,880	70.8	1,542,384	66.5
The Goldman Sachs Group, Inc.	134,826,138	25.2	-	-	-	-
TCG Holdings, L.L.C.	51,246,481	9.6	-	-	-	-
Investment funds associated with Carlyle/Riverstone Global Energy and Power Fund III, L.P.	51,246,481	9.6	-	-	-	-
Highstar Capital LP	82,114,453	15.3	-	-	-	-
____________
(a)	As of January 31, 2012, KMI had 535,972,387 Class A shares, 94,132,596 Class B shares and 2,318,258 Class C shares issued and outstanding.
(b)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in the Class A units held by his wife.  Also includes 12,551,013 Class B shares held by a limited partnership of which Mr. Kinder controls the voting and disposition power. Mr. Kinder disclaims 99% of any beneficial and pecuniary interest in these shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

(c)
Includes 10,354,586 Class B shares held by a limited partnership of which Mr. Shaper controls the voting and disposition power. Mr. Shaper disclaims 21% of any beneficial and pecuniary interest in these shares.

(d)
Includes 2,353,315 Class B shares held by a limited partnership of which Mrs. Dang controls the voting and disposition power. Mrs. Dang disclaims 10% of any beneficial and pecuniary interest in these shares.

(e)
Includes 46,664 Class A shares owned by Mr. Kinder’s wife.  Mr. Kinder disclaims any and all beneficial or pecuniary interest in these shares.  Also includes 12,551,013, 10,354,586 and 2,353,315 Class B shares held by limited partnerships of which Mr. Kinder, Mr. Shaper, and Mrs. Dang, respectively, control the voting and disposition power.  These executive officers disclaim 99%, 21% and 10%, respectively, of any beneficial and pecuniary interest in such Class B shares.

Amount and Nature of Beneficial Ownership of
KMP Common Units and KMR Shares
January 31, 2012

	KMP Common Units		KMR Shares
Name and Address of Beneficial Owner	Number	% of Class (a)	Number	% of Class (b)
Richard D. Kinder(c)	315,979	*	258,368	*
C. Park Shaper	4,000	*	36,045	*
Steven J. Kean	1,780	*	2,436	*
Henry Cornell	-	-	-	-
Deborah Macdonald	1,000	*	-	-
Michael Miller	-	-	-	-
Michael C. Morgan	-	-	-	-
Kenneth A. Pontarelli	1,000	*	-	-
Fayez Sarofim(d)	7,586,056	3.3	-	-
Joel V. Staff	1,500	*	-	-
John Stokes	-	-	-	-
R. Baran Tekkora	-	-	-	-
Glenn A. Youngkin	-	-	-	-
Kimberly A. Dang	121	*	598	*
Joseph Listengart	5,498	*	2,728	*
Directors and executive officers as a group (17 persons)(e)	7,918,145	3.4	306,228	*
____________
* Represents ownership of less than 1%.

(a)	As of January 31, 2012, KMP had 232,837,732 common units issued and outstanding and 5,313,400 Class B units issued and outstanding.
(b)
Represents the limited liability company shares of KMR.  As of January 31, 2012, there were 98,509,389 issued and outstanding KMR shares, including two voting shares owned by Kinder Morgan G.P., Inc.  In all cases, the i-units will be voted in proportion to the affirmative and negative votes, abstentions and non-votes of owners of KMR shares.  Through the provisions in the partnership agreement and KMR’s limited liability company agreement, the number of outstanding KMR shares, including voting shares owned by Kinder Morgan G.P., Inc., and the number of the i-units will at all times be equal.

(c)	Includes 7,879 KMP common units and 1,146 KMR shares owned by Mr. Kinder’s spouse. Mr. Kinder disclaims any and all beneficial or pecuniary interest in these common units and shares.
(d)
Includes 5,236,056 KMP common units held in entities indirectly controlled by Mr. Sarofim and/or advisory/managed accounts over which Mr. Sarofim or entities controlled by him have shared voting and/or dispositive power.  Mr. Sarofim disclaims all beneficial and pecuniary interest in 2,036,056 of these common units.

(e)
Also includes 9,090 KMP common units and 1,146 KMR shares owned by an executive’s spouse and 899 KMR shares held by one of our executives for his children.  The respective executives disclaim any beneficial ownership in 9,090 KMP common units and 2,045 KMR shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.. (continued)	Kinder Morgan, Inc. Form 10-K

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2011.  Specifically, the table provides information regarding our Class P common stock issuable under the 2011 Stock Incentive Plan and the Stock Compensation Plan for Non-Employee Directors described below.

Plan category	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	14,054,539

Equity compensation plans not approved by security holders	-

Total	14,054,539

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Our policy is that (i) employees must obtain authorization from the appropriate business unit president of the relevant company or head of corporate function and (ii) directors, business unit presidents, executive officers and heads of corporate functions must obtain authorization from the non-interested members of the audit committee of the applicable board of directors, for any business relationship or proposed business transaction in which they or an immediate family member has a direct or indirect interest, or from which they or an immediate family member may derive a personal benefit (a “related party transaction”).

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

For further information regarding our related party transactions, see Note 11 to our consolidated financial statements included elsewhere in this report.

Director Independence

Our board of directors currently consists of thirteen members.  Based upon the listing standards of the NYSE, our board of directors has determined that Ms. Macdonald and Messrs. Cornell, Miller, Morgan, Pontarelli, Sarofim, Staff, Stokes, Tekkora and Youngkin are “independent” directors.  In addition, our board of directors has determined that each member of our audit committee, compensation committee and nominating and governance committee is independent for purposes of membership on such committees.

Pursuant to our shareholders agreement, Richard D. Kinder and the Sponsor Investors have specified rights with respect to nominating our directors and committee members.

Kinder Morgan, Inc. Form 10-K

Item 14.  Principal Accounting Fees and Services.

The following sets forth fees billed for the audit and other services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2011 and 2010 (in dollars):

	Year Ended December 31,
	2011	2010
Audit fees(a)	$5,562,499	$4,591,638
Tax fees(b)	2,599,920	2,653,422
Total	$8,162,419	$7,245,060
_____________

(a)
Includes fees for integrated audit of annual financial statements and internal control over financial reporting, reviews of the related quarterly financial statements and reviews of documents filed with the SEC.  This includes audit fees for KMP of $2,949,566 and $2,797,638 for 2011 and 2010, respectively, and audit fees for KMR of $161,000 and $153,000 for 2011 and 2010, respectively.  2011 and 2010 amounts for KMP audit fees also include fees of $643,000 and $610,000, respectively, for GAAP audits of certain stand-alone financial statements.

(b)
For 2011 and 2010, amounts include fees of $2,350,480 and $1,863,233, respectively, billed for professional services rendered for tax processing and preparation of Forms K-1 for KMP’s unitholders; and fees of $249,440 and $273,640, respectively, billed for professional services rendered for Internal Revenue Service assistance, tax function effectiveness, and for general state, local and foreign tax compliance and consulting services.  For 2010 only, amounts also include fees of $516,549 billed for accounting methods/inventory accounting solutions and fees of $22,883 billed for self-charged items of interest income and deduction.

All services rendered by PricewaterhouseCoopers LLP are permissible under applicable laws and regulations, and were pre-approved by our audit committee.  Pursuant to the charter of our audit committee, the committee’s primary purposes include the following: (i) to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; (ii) to pre-approve all audit and non-audit services, including tax services, to be provided, consistent with all applicable laws, to us by our external auditors; and (iii) to establish the fees and other compensation to be paid to our external auditors.  The audit committee has reviewed the external auditors’ fees for audit and non audit services for fiscal year 2011.  The audit committee has also considered whether such non audit services are compatible with maintaining the external auditors’ independence and has concluded that they are compatible at this time.

Furthermore, the audit committee will review the external auditors’ proposed audit scope and approach as well as the performance of the external auditors.  It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, will regularly review with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and will, at least annually, use its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items): (i) the auditors’ internal quality-control procedures; (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors; (iii) the independence of the external auditors; and (iv) the aggregate fees billed by our external auditors for each of the previous two fiscal years.

Kinder Morgan, Inc. Form 10-K

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements

See “Index to Financial Statements” set forth on Page 133.

(2)	Financial Statement Schedules

The financial statements, including the notes thereto, of KMP, a consolidated subsidiary of Kinder Morgan, Inc., are incorporated herein by reference to pages 109 through 193 of Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2011.

(3)	Exhibits

Exhibit Number		Description
2.1*	—
Agreement and Plan of Merger, dated as of October 16, 2011, among Kinder Morgan, Inc., Sherpa Merger Sub, Inc., Sherpa Acquisition, LLC, Sirius Holdings Merger Corporation, Sirius Merger Corporation and El Paso Corporation (included as Annex A to the information statement/proxy statement/prospectus forming a part of Kinder Morgan, Inc.’s Registration Statement on Form S-4 (File No. 333-177895) filed on November 10, 2011)

2.2*	—
Agreement and Plan of Merger, dated as of October 16, 2011, by and among El Paso Corporation, Sirius Holdings Merger Corporation and Sirius Merger Corporation (included as Annex B to the information statement/proxy statement/prospectus forming a part of Kinder Morgan, Inc.’s Registration Statement on Form S-4 (File No. 333-177895) filed on November 10, 2011)

3.1*	—
Certificate of Incorporation of Kinder Morgan, Inc. (filed as Exhibit 3.1 to Kinder Morgan, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-35081) (the “KMI 10-Q”))

3.2*	—	Bylaws of Kinder Morgan, Inc. (filed as Exhibit 3.2 to the KMI 10-Q)
4.1*	—
Form of certificate representing Class P common shares of Kinder Morgan, Inc. (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773))

4.2*	—	Shareholders Agreement among Kinder Morgan, Inc. and certain holders of common stock (filed as Exhibit 4.2 to the KMI 10-Q)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

10.1*	—
Voting Agreement, dated as of October 16, 2011, Voting Agreement, dated as of October 16, 2011, by and among El Paso Corporation, Richard D. Kinder, GS Capital Partners V Fund, L.P., GSCP V Offshore Knight Holdings, L.P., GSCP V Germany Knight Holdings, L.P., GS Capital Partners V Institutional, L.P., GS Capital Partners VI Fund, L.P., GSCP VI Offshore Knight Holdings, L.P., GSCP VI Germany Knight Holdings, L.P., GS Capital Partners VI Parallel, L.P., Goldman Sachs KMI Investors, L.P., GSCP KMI Investors, L.P., GSCP KMI Investors Offshore, L.P., GS Infrastructure Knight Holdings, L.P., GS Institutional Infrastructure Partners I, L.P., GS Global Infrastructure Partners I, L.P., Highstar II Knight Acquisition Sub, L.P., Highstar III Knight Acquisition Sub, L.P., Highstar Knight Partners, L.P., Highstar KMI Blocker LLC, Carlyle Partners IV Knight, L.P., CP IV Coinvestment, L.P., Carlyle Energy Coinvestment III, L.P., Carlyle/Riverstone Knight Investment Partnership, L.P., C/R Knight Partners, L.P., C/R Energy III Knight Non-U.S. Partnership, L.P., and Riverstone Energy Coinvestment III, L.P. (included as Annex C to the information statement/proxy statement/prospectus forming a part of Kinder Morgan, Inc.’s Registration Statement on Form S-4 (File No. 333-177895) filed on November 10, 2011)

10.2*	—	Kinder Morgan, Inc. 2011 Stock Incentive Plan (filed as Exhibit 10.1 to the KMI 10-Q)
10.3*	—	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the KMI 10-Q)
10.4*	—	Kinder Morgan, Inc. Stock Compensation Plan for Non-Employee Directors (filed as Exhibit 10.4 to the KMI 10-Q)
10.5*	—	Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.3 to the KMI 10-Q)
10.6*	—	Kinder Morgan, Inc. Employees Stock Purchase Plan (filed as Exhibit 10.5 to the KMI 10-Q)
10.7*	—	Kinder Morgan, Inc. Annual Incentive Plan (filed as Exhibit 10.6 to the KMI 10-Q)
10.8*	—	2010 Annual Incentive Plan of Kinder Morgan Kansas, Inc. (filed as Exhibit 10.1 to KMK’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 1-06446))
10.9*	—	Employment Agreement dated October 7, 1999, between K N Energy, Inc. and Richard D. Kinder (filed as Exhibit 99.D of the Schedule 13D filed by Mr. Kinder on November 16, 1999 (File No. 5-06259))
10.10*	—
Form of Purchase Provisions between Kinder Morgan Management, LLC and Kinder Morgan Kansas, Inc. (included as Annex B to the Second Amended and Restated Limited Liability Company Agreement of Kinder Morgan Management, LLC filed as Exhibit 3.1 to Kinder Morgan Management, LLC’s Current Report on Form 8-K filed on May 30, 2007 (File No. 1-16459))

10.11*	—
Credit Agreement, dated as of May 30, 2007, among Kinder Morgan Kansas, Inc. and Kinder Morgan Acquisition Co., as the borrower, the several lenders from time to time parties thereto, and Citibank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.10 to Kinder Morgan, Inc.’s Registration Statement on Form S-1 filed on December 30, 2010 (File No. 333-170773))

10.12*	—
Indenture dated as of September 1, 1988, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4(a) to Kinder Morgan Kansas, Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 (File No. 1-06446))

10.13*	—
First supplemental indenture dated as of January 15, 1992, between K N Energy, Inc. and Continental Illinois National Bank and Trust Company of Chicago (filed as Exhibit 4.2 to the Registration Statement on Form S-3 of K N Energy, Inc. filed on January 17, 1992 (File No. 33-45091))

10.14*	—
Second supplemental indenture dated as of December 15, 1992, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4(c) to Kinder Morgan Kansas, Inc.’s Annual Report on Form 10-K/A, Amendment No. 1 filed on May 23, 2000 (File No. 1-06446))

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

10.15*	—
Indenture dated as of November 20, 1993, between K N Energy, Inc. and Continental Bank, National Association (filed as Exhibit 4.1 to the Registration Statement on Form S-3 of K N Energy, Inc. filed on November 19, 1993 (File No. 33-51115))

10.16*	—
Registration Rights Agreement among Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and Kinder Morgan Kansas, Inc. dated May 18, 2001 (filed as Exhibit 4.7 to Kinder Morgan Kansas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 1-06446))

10.17*	—
Form of Indenture dated as of August 27, 2002 between Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100338))

10.18*	—
Form of First Supplemental Indenture dated as of December 6, 2002 between Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan Kansas, Inc.’s Registration Statement on Form S-4 filed on January 31, 2003 (File No. 333-102873))

10.19*	—	Form of 6.50% Note (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100338))
10.20*	—
Form of Senior Indenture between Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan Kansas, Inc.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102963))

10.21*	—
Form of Senior Note of Kinder Morgan Kansas, Inc. (included in the Form of Senior Indenture filed as Exhibit 4.2 to Kinder Morgan Kansas, Inc.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102963))

10.22*	—
Indenture dated as of December 9, 2005, among Kinder Morgan Finance Company LLC (formerly Kinder Morgan Finance Company, ULC), Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446))

10.23*	—
Forms of Kinder Morgan Finance Company LLC notes (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File
No. 1-06446))

10.24*	—
Form of Indemnification Agreement between Kinder Morgan Kansas, Inc. and each member of the Special Committee of the Board of Directors formed in connection with the Going Private Transaction (filed as Exhibit 10.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on June 16, 2006 (File No. 1-06446))

10.25*	—
Delegation of Control Agreement among Kinder Morgan Management, LLC, Kinder Morgan G.P., Inc. and Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to the Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001 (File No. 1-11234))

10.26*	—
Amendment No. 1 to Delegation of Control Agreement, dated as of July 20, 2007, among Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan Energy Partners, L.P. and its operating partnerships (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K on July 20, 2007 (File No. 1-11234))

10.27*	—
Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 10-Q for the quarter ended June 30, 2001 (File No. 1-11234))

10.28*	—
Amendment No. 1 dated November 19, 2004 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed November 22, 2004 (File No. 1-11234))

10.29*	—
Amendment No. 2 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 99.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed May 5, 2005 (File No. 1-11234))

10.30*	—
Amendment No. 3 to Third Amended and Restated Agreement of Limited Partnership of Kinder Morgan Energy Partners, L.P. (filed as Exhibit 3.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed April 21, 2008 (File No. 1-11234))

10.31*	—
Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors (filed as Exhibit 10.2 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234))

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

10.32*	—	Form of Common Unit Compensation Agreement entered into with Non-Employee Directors (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Form 8-K filed January 21, 2005 (File No. 1-11234))
10.33*	—
Credit Agreement dated as of June 23, 2010 among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. “B”, the lenders party thereto, Wells Fargo Bank, National Association as Administrative Agent, Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A., and DnB NOR Bank ASA (filed as exhibit 10.1 to Kinder Morgan Energy Partners, L.P. Current Report on Form 8-K filed June 24, 2010 (File No. 1-11234))

10.34*	—
First Amendment to Credit Agreement, dated as of July 1, 2011, among Kinder Morgan Energy Partners, L.P., Kinder Morgan Operating L.P. “B”, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 1-11234))

10.35*	—
Indenture dated as of January 29, 1999 among Kinder Morgan Energy Partners, L.P., the guarantors listed on the signature page thereto and U.S. Trust Company of Texas, N.A., as trustee, relating to Senior Debt Securities (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed February 16, 1999 (File No. 1-11234))

10.36*	—
Indenture dated November 8, 2000 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as Trustee (filed as Exhibit 4.8 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11234))

10.37*	—
Form of 7.50% Notes due November 1, 2010 (contained in the Indenture filed as Exhibit 4.8 to the Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 1-11234))

10.38*	—
Indenture dated January 2, 2001 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit 4.11 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11234))

10.39*	—
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.75% Notes due March 15, 2011 and the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234))

10.40*	—	Specimen of 6.75% Notes due March 15, 2011 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234))
10.41*	—	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Current Report on Form 8-K filed on March 14, 2001(File No. 1-11234))
10.42*	—
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.125% Notes due March 15, 2012 and the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

10.43*	—
Specimen of 7.125% Notes due March 15, 2012 in book-entry form (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

10.44*	—
Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

10.45*	—
Indenture dated August 19, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))

10.46*	—
First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))

10.47*	—	Form of 7.30% Note (contained in the Indenture filed as Exhibit 4.1 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))
10.48*	—	Senior Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to the Kinder Morgan Energy Partners,

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

L.P. Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961))
10.49*	—
Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to the Kinder Morgan Energy Partners, L.P. Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961))

10.50*	—
Certificate of Vice President, Treasurer and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.00% Notes due December 15, 2013 (filed as Exhibit 4.25 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 1-11234))

10.51*	—
Certificate of Executive Vice President and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.125% Notes due November 15, 2014 (filed as Exhibit 4.27 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 3, 2004 (File No. 1-11234))

10.52*	—
Certificate of Vice President, Treasurer and Chief Financial Officer and Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-11234))

10.53*	—
Certificate of Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.00% Senior Notes due 2017 and 6.50% Senior Notes due 2037 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-11234))

10.54*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-11234))

10.55*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.85% Senior Notes due 2012 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (File No. 1-11234))

10.56*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.95% Senior Notes due 2018 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-11234))

10.57*	—
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 9.00% Senior Notes due 2019 (filed as Exhibit 4.29 to Kinder Morgan Energy Partners, L.P. Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 1-11234))

10.58*	—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.625% Senior Notes due 2015, and the 6.85% Senior Notes due 2020 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-11234))

10.59*	—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.80% Senior Notes due 2021, and the 6.50% Senior Notes due 2039 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-11234))

10.60*	—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.30% Senior Notes due 2020, and the 6.55% Senior Notes due 2040 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P. Quarterly

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-11234))
10.61*	—
Indenture, dated December 20, 2010, among Kinder Morgan Finance Company LLC, Kinder Morgan Kansas, Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 23, 2010 (File No. 1-06446))

10.62*	—
Officers’ Certificate establishing the terms of the 6.000% senior notes due 2018 of Kinder Morgan Finance Company LLC (with the form of note attached thereto) (filed as Exhibit 4.2 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 23, 2010 (File No. 1-06446))

10.63*	—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.500% Senior Notes due 2016, and the 6.375% Senior Notes due 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-K for the quarter ended March 31, 2011)

10.64*	—
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.150% Senior Notes due 2022, and the 5.625% Senior Notes due 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-K for the quarter ended September 30, 2011)

10.65*	—	Severance Agreement with C. Park Shaper (filed as Exhibit 10.7 to the KMI 10-Q)
10.66*	—	Severance Agreement with Steven J. Kean (filed as Exhibit 10.8 to the KMI 10-Q)
10.67*	—	Severance Agreement with Kimberly A. Dang (filed as Exhibit 10.9 to the KMI 10-Q)
10.68*	—	Severance Agreement with Joseph Listengart (filed as Exhibit 10.10 to the KMI 10-Q)
10.69*	—	Class B Share Plan (filed as Exhibit 10.65 to Kinder Morgan, Inc.’s Registration Statement on Form S-1 filed on January 26, 2011 (File No. 333-170773))
10.70*	—	Class B Trust Agreement (filed as Exhibit 10.66 to Kinder Morgan, Inc.’s Registration Statement on Form S-1 filed on January 26, 2011 (File No. 333-170773))
10.71*	—
Debt Commitment Letter between Kinder Morgan, Inc. and Barclays Capital PLC, dated as of October 16, 2011 (filed as Exhibit 10.71 to Kinder Morgan, Inc.’s Registration Statement on Form S-4 filed on December 14, 2011 (File No. 333-177895))

12.1	—	Statement re: computation of ratio of earnings to fixed charges.
21.1	—	Subsidiaries of Kinder Morgan, Inc.
23.1	—	Consent of PricewaterhouseCoopers LLP.
23.6	—	Consent of Netherland, Sewell & Associates, Inc.
31.1	—	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	—	Mine Safety Disclosures.
99.1*	—
The financial statements of Kinder Morgan Energy Partners, L.P. and subsidiaries (incorporated by reference to pages 109 through193 of the Annual Report on Form 10-K of Kinder Morgan Energy Partners, L.P. for the year ended December 31, 2011, filed on February 17, 2012)

99.2	—	Estimates of the net reserves and future net revenues as of December 31, 2011 to Kinder Morgan CO2 Company, L.P.’s interests in certain oil and gas properties located in the state of Texas.
101	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009, (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2011 2010 and 2009, (iii) our Consolidated Balance Sheets as of December 31, 2011and 2010, (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (v) our Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and (vi) the notes to our Consolidated Financial Statements, tagged as blocks of text.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Item 15.	Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of Kinder Morgan, Inc. (formerly known as Kinder Morgan Holdco LLC)

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Kinder Morgan, Inc. (formerly known as Kinder Morgan Holdco LLC) and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A of the Company's Annual Report on Form 10-K.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 22, 2012

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions, except per share amounts)
Revenues
Natural gas sales	$3,335.8	$3,614.4	$3,137.2
Services	3,108.7	3,024.7	2,739.1
Product sales and other	1,820.4	1,551.5	1,308.9
Total Revenues	8,264.9	8,190.6	7,185.2

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	3,400.8	3,612.9	3,068.5
Operations and maintenance	1,540.5	1,422.3	1,159.9
Depreciation, depletion and amortization	1,091.9	1,078.8	1,070.2
General and administrative	515.0	631.1	373.0
Taxes, other than income taxes	184.5	171.4	137.0
Other income	(6.5)	(6.6)	(30.6)
Total Operating Costs, Expenses and Other	6,726.2	6,909.9	5,778.0

Operating Income	1,538.7	1,280.7	1,407.2

Other Income (Expense)
Earnings (loss) from equity investments	313.1	(186.2)	221.9
Amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
Interest expense	(703.3)	(668.3)	(599.1)
Interest income	23.0	23.4	25.7
Loss on remeasurement of previously held equity interest in KinderHawk (Note 3)	(167.2)	-	-
Other, net	17.4	24.1	49.5
Total Other Income (Expense)	(523.7)	(812.8)	(307.8)

Income from Continuing Operations Before Income Taxes	1,015.0	467.9	1,099.4

Income Tax Expense	(362.8)	(167.6)	(326.6)

Income from Continuing Operations	652.2	300.3	772.8

Income (Loss) from Discontinued Operations, net of tax	7.8	(0.7)	0.3

Net Income	660.0	299.6	773.1

Net Income Attributable to Noncontrolling Interests	(65.6)	(340.9)	(278.1)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$594.4	$(41.3)	$495.0

Basic Earnings Per Common Share
Class P Shares	$0.74
Class A Shares	$0.68
Basic Weighted Average Number of Shares Outstanding
Class P Shares	118.0
Class A Shares	589.0
Diluted Earnings Per Common Share
Class P Shares	$0.74
Class A Shares	$0.68
Diluted Weighted Average Number of Shares
Class P Shares	707.6
Class A Shares	589.0
Dividends Per Common Share Declared	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Kinder Morgan, Inc.
Net income (loss)	$594.4	$(41.3)	$495.0
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	6.2	(18.8)	(138.7)
Reclassification of change in fair value of derivatives to net income	67.8	21.2	(39.4)
Foreign currency translation adjustments	(14.0)	38.7	53.9
Benefit plan adjustments	(45.0)	(16.3)	2.8
Benefit plan amortization	6.9	6.6	6.9
Total other comprehensive income (loss)	21.9	31.4	(114.5)
Total comprehensive income (loss)	616.3	(9.9)	380.5

Noncontrolling Interests
Net income	65.6	340.9	278.1
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	6.5	(34.6)	(208.8)
Reclassification of change in fair value of derivatives to net income	117.0	85.7	45.7
Foreign currency translation adjustments	(20.4)	45.7	114.9
Benefit plan adjustments	(15.6)	(1.3)	(1.2)
Benefit plan amortization	0.3	0.2	0.1
Total other comprehensive income (loss)	87.8	95.7	(49.3)
Total comprehensive income	153.4	436.6	228.8

Total
Net income	660.0	299.6	773.1
Other comprehensive income (loss), net of tax (see Note 10)
Change in fair value of derivatives utilized for hedging purposes	12.7	(53.4)	(347.5)
Reclassification of change in fair value of derivatives to net income	184.8	106.9	6.3
Foreign currency translation adjustments	(34.4)	84.4	168.8
Benefit plan adjustments	(60.6)	(17.6)	1.6
Benefit plan amortization	7.2	6.8	7.0
Total other comprehensive income (loss)	109.7	127.1	(163.8)
Total comprehensive income	$769.7	$426.7	$609.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents – KMI	$2.1	$373.3
Cash and cash equivalents – KMP	409.3	129.1
Restricted deposits	34.5	90.5
Accounts, notes and interest receivable, net	914.2	971.4
Inventories	109.8	92.0
Gas in underground storage	61.8	2.2
Fair value of derivative contracts	71.4	24.0
Other current assets	60.2	104.4
Total current assets	1,663.3	1,786.9

Property, plant and equipment, net	17,926.0	17,070.7
Investments	3,744.4	4,291.1
Notes receivable	165.0	115.0
Goodwill	5,073.5	4,830.9
Other intangibles, net	1,184.7	339.2
Fair value of derivative contracts	697.9	301.7
Deferred charges and other assets	262.2	172.6
Total Assets	$30,717.0	$28,908.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI	$1,260.8	$750.9
Current portion of debt – KMP	1,637.8	1,262.4
Cash book overdrafts	22.7	34.3
Accounts payable	728.7	647.5
Accrued interest	329.8	310.4
Accrued taxes	38.8	44.7
Deferred revenues	99.6	96.7
Fair value of derivative contracts	120.8	281.5
Accrued other current liabilities	290.0	215.7
Total current liabilities	4,529.0	3,644.1

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI	1,945.6	2,779.2
Outstanding – KMP	11,159.5	10,277.4
Preferred interest in general partner of KMP	100.0	100.0
Value of interest rate swaps	1,151.3	656.3
Total long-term debt	14,356.4	13,812.9
Deferred income taxes	2,199.1	2,092.7
Fair value of derivative contracts	38.7	172.2
Other long-term liabilities and deferred credits	1,026.2	647.2
Total long-term liabilities and deferred credits	17,620.4	16,725.0

Total Liabilities	22,149.4	20,369.1

Commitments and contingencies (Notes 8, 12 and 16)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 170,921,140 shares issued and outstanding	1.7	-
Class A shares, $0.01 par value, 707,000,000 shares authorized, 535,972,387 shares issued and outstanding	5.4	-
Class B shares, $0.01 par value, 100,000,000 shares authorized, 94,132,596 shares issued and outstanding	0.9	-
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,318,258 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	3,430.1	-
Retained earnings	(3.0)	-
Members’ capital (Note 10)	-	3,575.6
Accumulated other comprehensive loss	(114.6)	(136.5)
Total Kinder Morgan, Inc.’s stockholders’ equity	3,320.5	3,439.1
Noncontrolling interests	5,247.1	5,099.9
Total Stockholders’ Equity	8,567.6	8,539.0
Total Liabilities and Stockholders’ Equity	$30,717.0	$28,908.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Operating Activities
Net income	$660.0	$299.6	$773.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,091.9	1,078.8	1,070.2
Deferred income taxes	84.2	(8.0)	52.2
Amortization of excess cost of equity investments	6.7	5.8	5.8
Loss on remeasurement of previously held equity interest in KinderHawk (Note 3)	167.2	-	-
(Earnings) loss from equity investments	(313.1)	186.2	(221.9)
Distributions from equity investments	286.6	219.8	277.0
Proceeds from termination of interest rate swap agreements	73.0	157.6	146.0
Pension contributions in excess of expense	(6.3)	(4.7)	(7.7)
Changes in components of working capital
Accounts receivable	7.8	18.2	47.6
Inventories	17.6	(20.8)	(20.0)
Other current assets	(63.9)	40.3	(93.6)
Accounts payable	41.1	(4.2)	(180.5)
Cash book overdrafts	(11.5)	(2.2)	(8.5)
Accrued interest	19.3	18.4	50.2
Accrued taxes	(25.7)	(4.8)	(131.6)
Accrued liabilities	(9.6)	(45.3)	(125.0)
Rate reparations, refunds and other litigation reserve adjustments	170.4	(34.3)	2.5
Other, net	169.4	8.4	(56.8)
Net Cash Provided by Operating Activities	2,365.1	1,908.8	1,579.0

Cash Flows From Investing Activities
Acquisitions of investments	(970.6)	(925.7)	(36.0)
Acquisitions of assets	(208.1)	(287.5)	(292.9)
Repayments from related party	31.3	2.7	3.7
Repayments from customers	-	-	109.6
Capital expenditures	(1,200.1)	(1,002.5)	(1,324.3)
Deconsolidation of variable interest entity	-	(17.5)	-
Sale or casualty of property, plant and equipment and other net assets, net of removal costs	23.3	49.3	47.9
Net proceeds from (investments in) margin and restricted deposits	63.7	(35.4)	(55.7)
Contributions to investments	(371.0)	(299.3)	(2,051.8)
Distributions from equity investments in excess of cumulative earnings	236.4	224.5	125.7
Other, net	3.6	7.2	0.2
Net Cash Used in Investing Activities	$(2,391.5)	$(2,284.2)	$(3,473.6)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash Flows From Financing Activities
Issuance of debt – KMI	$2,069.9	$2,233.1	$1,028.9
Payment of debt – KMI	(2,399.2)	(1,655.3)	(871.7)
Issuance of debt – KMP	7,501.9	7,140.1	6,891.9
Payment of debt – KMP	(6,393.7)	(6,186.4)	(4,857.1)
Debt issue costs	(76.1)	(31.0)	(16.9)
Cash dividends/distributions (Note 10)	(769.6)	(700.0)	(650.0)
Contributions from noncontrolling interests	970.0	758.7	1,155.6
Distributions to noncontrolling interests	(955.8)	(848.7)	(744.0)
Other, net	(4.4)	(0.6)	(1.1)
Net Cash (Used in) Provided by Financing Activities	(57.0)	709.9	1,935.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.6)	2.3	6.0

Net (decrease) increase in Cash and Cash Equivalents	(91.0)	336.8	47.0
Cash and Cash Equivalents, beginning of period	502.4	165.6	118.6
Cash and Cash Equivalents, end of period	$411.4	$502.4	$165.6

Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$206.5	$13.8	$7.7
Assets acquired by contributions from noncontrolling interests	$23.7	$81.7	$5.0
Assets acquired by the issuance of note	$2.1	$-	$-
Contribution of net assets to investments	$7.9	$20.0	$-
Sale of investment ownership interest in exchange for note	$4.1	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$681.4	$627.9	$572.8
Cash paid during the period for income taxes (net of refunds)	$277.3	$146.9	$401.1
The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	KMI Members	Common Shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Balance at December 31, 2008	$4,457.7	$-	$-	$-	$(53.4)	$4,404.3	$4,072.6	$8,476.9
Impact from equity transactions of KMP	28.1					28.1	(43.8)	(15.7)
A-1 and B unit amortization	7.6					7.6		7.6
Net income	495.0					495.0	278.1	773.1
Distributions						-	(745.5)	(745.5)
Contributions						-	1,160.6	1,160.6
Cash distributions	(650.0)					(650.0)		(650.0)
Other	-					-	1.9	1.9
Other comprehensive loss					(114.5)	(114.5)	(49.3)	(163.8)
Balance at December 31, 2009	4,338.4	-	-	-	(167.9)	4,170.5	4,674.6	8,845.1
Impact from equity transactions of KMP	(27.5)					(27.5)	43.0	15.5
A-1 and B unit amortization	6.1					6.1		6.1
Net income (loss)	(41.3)					(41.3)	340.9	299.6
Distributions						-	(848.7)	(848.7)
Contributions						-	840.1	840.1
Deconsolidation of variable interest entity						-	(45.9)	(45.9)
Cash distributions	(700.0)					(700.0)		(700.0)
Other	(0.1)					(0.1)	0.2	0.1
Other comprehensive income					31.4	31.4	95.7	127.1
Balance at December 31, 2010	3,575.6	-	-	-	(136.5)	3,439.1	5,099.9	8,539.0
Reclassification of equity upon the offering	(3,404.0)	8.1	3,395.9			-		-
Change in Class A par value from converted shares		(0.1)	0.1			-		-
Amortization of restricted shares			6.5			6.5		6.5
Impact from equity transactions of KMP			28.4			28.4	(44.5)	(16.1)
A-1 and B unit amortization	3.6					3.6		3.6
Net income	70.6			523.8		594.4	65.6	660.0
Distributions						-	(955.8)	(955.8)
Contributions						-	993.7	993.7
Cash distributions/dividends	(245.8)			(523.8)		(769.6)		(769.6)
Cash paid for Class P share cancellation				(3.0)		(3.0)		(3.0)
Other			(0.8)			(0.8)	0.4	(0.4)
Other comprehensive income					21.9	21.9	87.8	109.7
Balance at December 31, 2011	$-	$8.0	$3,430.1	$(3.0)	$(114.6)	$3,320.5	$5,247.1	$8,567.6

The accompanying notes are an integral part of these consolidated financial statements.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KINDER MORGAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  General

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and we changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc.  Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc., and is also referred to in these financial statements as KMK.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC.  No members of management sold shares in the offering, and we did not receive any proceeds from the offering.  For additional information on the offering, see Note 10 “Shareholders’ Equity—Kinder Morgan, Inc.—Equity Interests—Initial Public Offering.”

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

On October 16, 2011, KMI and El Paso Corporation (NYSE: EP) announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP in a transaction that would, as of the announcement date, create an energy company that would have an enterprise value of approximately $94 billion and would own an interest in approximately 80,000 miles of pipelines.  As of the announcement date, the total purchase price, including the assumption of debt outstanding at both EP and El Paso Pipeline Partners, L.P. (NYSE: EPB), was approximately $38 billion.  See Note 3 —“Acquisitions and Divestitures—Pending Acquisition of El Paso Corporation.”

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

Kinder Morgan Management, LLC, referred to in this report as KMR, is a publicly traded Delaware limited liability company.  Kinder Morgan G.P., Inc., the general partner of KMP and a wholly owned subsidiary of ours, owns all of Kinder Morgan Management’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.

Our accompanying consolidated financial statements have been prepared under the rules and regulations of the United States Securities and Exchange Commission (SEC).  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America.  Under such rules and regulations, all significant intercompany items have been eliminated in consolidation.  Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.  In this report, we refer to the Financial Accounting Standards Board as the FASB and the FASB Accounting Standards Codification as the Codification.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

Restricted Deposits

As of December 31, 2011, our restricted deposits totaled $34.5 million and consisted of restricted deposits associated with KM Insurance, Ltd., a Bermuda insurance company and wholly-owned subsidiary of KMI.

As of December 31, 2010, our restricted deposits totaled $90.5 million and consisted of restricted deposits associated with KM Insurance, Ltd., a Bermuda insurance company and wholly-owned subsidiary of KMI, and $50.0 million in a third-party escrow account at KMP to comply with contractual stipulations related to its equity investment in Watco Companies, LLC.  In January 2011, the funds were released from escrow and KMP used the cash for its investment.  For additional information on this investment, see Note 3 “Acquisitions and Divestitures—Acquisitions—(13) Watco Companies, LLC.”

Accounts Receivable

The amounts reported as “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 primarily consist of amounts due from third party payors (unrelated entities).  For information on receivables due to us from related parties, see Note 11.

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

as necessary for changed circumstances and customer-specific information.  When specific receivables are determined to be uncollectible, the reserve and receivable are relieved.  The following table shows the balance in the allowance for doubtful accounts and activity for the years ended December 31, 2011, 2010 and 2009 (in millions):

Valuation and Qualifying Accounts

Allowance for doubtful accounts	Balance at beginning of period	Additions charged to costs and expenses	Additions charged to other accounts	Deductions(a)	Balance at end of period

Year ended December 31, 2011	$6.8	$0.2	$-	$(1.2)	$5.8

Year ended December 31, 2010	$5.4	$2.3	$-	$(0.9)	$6.8

Year ended December 31, 2009	$6.2	$0.5	$-	$(1.3)	$5.4
____________

(a)	Deductions represent the write-off of receivables and currency translation adjustments.

In addition, the balances of “Accrued other current liabilities” in our accompanying consolidated balance sheets include amounts related to customer prepayments of approximately $5.6 million and $7.1 million as of December 31, 2011 and 2010, respectively.

Notes Receivable

The amounts reported as “Notes receivable” on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 primarily consist of amounts due from related parties.  For more information about these amounts, see Note 11 “Related Party Transactions—Notes Receivable.”

Inventories

Our inventories of products consist of natural gas liquids, refined petroleum products, natural gas, carbon dioxide and coal.  We report these assets at the lower of weighted-average cost or market.

As of December 31, 2011 and 2010, the value of natural gas in our underground storage facilities under the weighted-average cost method was $61.8 million and $2.2 million, respectively, and we reported these amounts separately as “Gas in underground storage” in our accompanying consolidated balance sheets.  We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

Gas Imbalances

We value gas imbalances due to or due from interconnecting pipelines at the lower of cost or market, per our quarterly imbalance valuation procedures.  Gas imbalances represent the difference between customer nominations and actual gas receipts from, and gas deliveries to, our interconnecting pipelines and shippers under various operational balancing and shipper imbalance agreements.  Natural gas imbalances are either settled in cash or made up in-kind subject to the pipelines’ various tariff provisions.  As of both December 31, 2011 and 2010, our gas imbalance receivables—including both trade and related party receivables—totaled $18.8 million, and we included these amounts within “Other current assets” on our accompanying consolidated balance sheets.  As of December 31, 2011 and 2010, our gas imbalance payables—including both trade and related party payables— totaled $9.7 million and $7.7 million, respectively, and we included these amounts within “Accrued other current liabilities” on our accompanying consolidated balance sheets.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

We evaluate our oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on total proved and risk-adjusted probable and possible reserves.  For the purpose of impairment testing, adjustments for the inclusion of risk-adjusted probable and possible reserves, as well as forward curve pricing, will cause impairment calculation cash flows to differ from the amounts presented in our supplemental information on oil and gas producing activities disclosed in Note 21.

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

Total AFUDC on debt and capitalized interest in 2011, 2010 and 2009 was $14.5 million, $12.5 million and $32.9 million, respectively.  Similarly, AFUDC on equity represents an estimate of the cost of capital funded by equity contributions, and in the years ended December 31, 2011, 2010 and 2009, we also capitalized $0.2 million, $0.7 million and $22.7 million, respectively, of equity AFUDC.

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

Equity Method of Accounting

We account for investments—which we do not control, but do have the ability to exercise significant influence—by the equity method of accounting.  Under this method, our equity investments are carried originally at our acquisition cost, increased by our proportionate share of the investee’s net income and by contributions made, and decreased by our proportionate share of the investee’s net losses and by distributions received.

Goodwill

Goodwill represents the excess of the cost of an acquisition price over the fair value of the acquired net assets, and such amounts are reported separately as “Goodwill” on our accompanying consolidated balance sheets.  Our total goodwill was $5,073.5 million and $4,830.9 million as of December 31, 2011 and 2010, respectively.  Goodwill cannot be amortized, but instead must be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  We perform our goodwill impairment test on May 31 of each year.  If a significant portion of one of our business segments is disposed of (that also constitutes a business), we would allocate goodwill based on the relative fair values of the portion of the segment being disposed of and the portion of the segment remaining.  We would then perform an impairment test of the goodwill in the remaining portion of the segment after the goodwill allocation to ensure that the segment could support the remaining goodwill.  See

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Note 7 for more information about goodwill and our annual impairment test.

Revenue Recognition Policies

We recognize revenues as services are rendered or goods are delivered and, if applicable, title has passed.  We generally sell natural gas under long-term agreements, generally based on Houston Ship Channel index posted prices.  In some cases, we sell natural gas under short-term agreements at prevailing market prices.  In all cases, we recognize natural gas sales revenues when the natural gas is sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectability of the revenue is reasonably assured.  The natural gas we market is primarily purchased gas produced by third parties, and we market this gas to power generators, local distribution companies, industrial end-users and national marketing companies.  We recognize gas gathering and marketing revenues in the month of delivery based on customer nominations and generally, our natural gas marketing revenues are recorded gross, not net of cost of gas sold.

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

Revenues from the sale of crude oil, natural gas liquids, carbon dioxide and natural gas production are recorded using the entitlement method.  Under the entitlement method, revenue is recorded when title passes based on our net interest.  We record our entitled share of revenues based on entitled volumes and contracted sales prices.  Since there is a ready market for oil and gas production, we sell the majority of our products soon after production at various locations, at which time title and risk of loss pass to the buyer.  As a result, we maintain a minimum amount of product inventory in storage.

Environmental Matters

We expense or capitalize, as appropriate, environmental expenditures that relate to current operations.  We expense expenditures that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation.  We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action.  We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable.

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

Legal

We are subject to litigation and regulatory proceedings as the result of our business operations and transactions.  We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements.  When we identify specific litigation that is expected to continue for a significant period of time is reasonably possible to occur and may require substantial expenditures, we identify a range of possible costs expected to be required to litigate the matter to a conclusion or reach an acceptable settlement, and we accrue for such amounts.  To the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected.  In general, we expense legal costs as incurred and all recorded legal liabilities are revised as better information becomes available.  For more information on our legal disclosures, see Note 16.

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

Noncontrolling Interests

Noncontrolling interests represents the outstanding ownership interests in our consolidated subsidiaries that are not owned by us.  In our accompanying consolidated income statements, the noncontrolling interest in the net income (or loss) of our consolidated subsidiaries is shown as an allocation of our consolidated net income and is presented separately as “Net income attributable to noncontrolling interests.”  In our accompanying consolidated balance sheets, noncontrolling interests represents the ownership interests in our consolidated subsidiaries’ net assets held by parties other than us.  It is presented separately as “Noncontrolling interests” within “Shareholders’ Equity.”

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

Foreign Currency Transactions and Translation

Foreign currency transactions are those transactions whose terms are denominated in a currency other than the currency of the primary economic environment in which our reporting subsidiary operates, also referred to as its functional currency.  Transaction gains or losses result from a change in exchange rates between (i) the functional currency, for example the Canadian dollar for a Canadian subsidiary and (ii) the currency in which a foreign currency transaction is denominated, for example the U.S. dollar for a Canadian subsidiary.  In our accompanying consolidated income statements, gains and losses from our foreign currency transactions are included within “Other Income (Expense) – Other, net” in our accompanying consolidated statements of income.

Foreign currency translation is the process of expressing, in U.S. dollars, amounts denominated or measured in a different local functional currency, for example the Canadian dollar for a Canadian subsidiary.  We translate the assets and liabilities of each of our consolidating foreign subsidiaries that have a local functional currency to U.S. dollars at

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

year-end exchange rates.  Income and expense items are translated at weighted-average rates of exchange prevailing during the year and stockholders’ equity accounts are translated by using historical exchange rates.  Translation adjustments result from translating all assets and liabilities at current year-end rates, while stockholders’ equity is translated by using historical and weighted-average rates.  The cumulative translation adjustments balance is reported as a component of the “Accumulated other comprehensive loss” caption in our accompanying consolidated balance sheets.

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

The following table sets forth the computation of basic and diluted earnings per share for the period February 11, 2011 (the date of our initial public offering) through December 31, 2011 (in millions, except per share amounts):

	February 11, 2011 through December 31, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the year ended December 31, 2011				$594.4
Less: net income attributable to KMI members prior to incorporation				(70.6)
Net income attributable to shareholders				523.8
Dividends declared during period	$87.3	$398.3	$38.2	(523.8)
Excess distributions over earnings	-	-	-	$-

Total net income attributable to shareholders	$87.3	$398.3	$38.2	$523.8

Basic Earnings Per Share

Basic Weighted Average Number of Shares Outstanding(e)	118.0	589.0	N/A

Basic Earnings per Common Share(b)(c)	$0.74	$0.68	N/A

Diluted Earnings per Share

Total net income attributable to shareholders and assumed conversions(d)	$523.8	$398.3	N/A

Diluted Weighted Average Number of Shares(e)	707.6	589.0	N/A

Diluted Earnings per Common Share(b)(c)	$0.74	$0.68	N/A
____________
(a)
Participating securities include Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contain rights to dividends.  There were 1,163,090 restricted stock awards outstanding as of December 31, 2011.

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

(c)	Basic and diluted earnings per common share include earnings per share from discontinued operations of $0.01 for the period February 11, 2011 through December 31, 2011.
(d)
For the diluted earnings per share calculation, total net income attributable to each class of common stock is divided by the adjusted weighted average shares outstanding during the period, including all dilutive potential shares.

(e)	The weighted average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from February 11, 2011 to December 31, 2011.

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

Accounting for Regulatory Activities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of December 31, 2011 and 2010 are not material to our consolidated balance sheets.

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

3.  Acquisitions and Divestitures

Pending Acquisition of El Paso Corporation

On October 16, 2011, we and EP announced a definitive agreement whereby we will acquire all of the outstanding shares of EP.  EP owns North America’s largest interstate natural gas pipeline system, one of North America’s largest independent exploration and production companies and an emerging midstream business.  EP also owns a 42 percent limited partner interest and the 2 percent general partner interest in EPB.  The combined enterprise, including the

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

As of the announcement date, the total purchase price, including the assumption of debt outstanding at EP and the debt outstanding at EPB, was approximately $38 billion.  Under the terms of the transaction, the consideration to be received by the EP shareholders is valued at $26.87 per EP share based on KMI’s closing price as of October 14, 2011, representing a 47 percent premium to the 20-day average closing price of EP common shares and a 37 percent premium over the closing price of EP common shares on October 14, 2011.  The offer is comprised of $14.65 in cash, 0.4187 KMI Class P shares (valued at $11.26 per EP share) and 0.640 KMI warrants (valued at $0.96 per EP share) based on KMI’s closing price on October 14, 2011.  The warrants will have an exercise price of $40 and a five-year term.  EP shareholders will be able to elect, for each EP share held, either (i) $25.91 in cash, (ii) 0.9635 KMI Class P shares, or (iii) $14.65 in cash plus 0.4187 KMI Class P shares.  All elections will be subject to proration and in all cases EP shareholders will receive 0.640 KMI warrants per share of EP common stock.

On February 10, 2012, we entered into (i) an amendment to our existing $1.0 billion revolving credit facility to permit, among other things, the transactions contemplated by the EP merger agreement, and to fund, in part, the transactions and related costs and expenses; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under our existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement containing a $6.8 billion 364-day facility and a $5.0 billion 3-year term loan facility, the proceeds of which will be used to finance a portion of the cash consideration and related fees and expenses to be paid in connection with the EP acquisition. All of the foregoing will be effective upon completion of the EP acquisition.

The transaction has been approved by each company’s board of directors.  Prior to closing, the transaction will require approval of both KMI and EP shareholders.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.

Acquisitions

During 2011, 2010 and 2009, KMP completed the following acquisitions.  For each of these acquisitions, KMP recorded all the acquired assets and assumed liabilities at their estimated fair market values as of the acquisition date.  The results of operations from these acquisitions accounted for as business combinations are included in our consolidated financial statements from the acquisition date.

			Assignment of Purchase Price
			(in millions)
Ref.	Date	Acquisition	Purchase Price	Current Assets	Property Plant & Equipment	Deferred Charges & Other	Goodwill
(1)	4/09	Megafleet Towing Co., Inc. Assets	$21.7	$-	$7.1	$4.0	$10.6
(2)	7/09	Portland Airport Pipeline	9.0	-	9.0	-	-
(3)	10/09	Crosstex Energy, L.P. Natural Gas Treating Business	270.7	15.0	181.7	25.4	48.6
(4)	11/09	Endeavor Gathering LLC	36.0	-	-	36.0	-
(5)	1/10	USD Terminal Acquisition	201.1	-	43.1	100.0	58.0
(6)	3/10	Mission Valley, California Products Terminal	13.5	-	13.5	-	-
(7)	3/10	Slay Industries Terminal Acquisition	101.6	-	67.9	32.8	0.9
(8)	5/10	KinderHawk Field Services LLC	917.4	-	-	917.4	-
(9)	7/10	Direct Fuels Terminal Acquisition	16.0	-	5.3	-	10.7
(10)	9/10	Gas-Chill, Inc. Natural Gas Treating Assets	13.1	-	8.0	5.1	-
(11)	10/10	Allied Concrete Terminal Acquisition	8.6	-	3.9	4.7	-
(12)	10/10	Chevron Refined Products Terminals	32.3	-	32.1	0.2	-
(13)	1/11	Watco Companies, LLC	50.0	-	-	50.0	-
(14)	2/11	Deeprock North, LLC	15.9	-	-	15.9	-
(15)	6/11	TGS Development, L.P. Terminal Acquisition	74.1	-	42.6	31.5	-
(16)	7/11	KinderHawk Field Services LLC and EagleHawk Field Services LLC	912.1	35.5	641.6	140.8	94.2
(17)	11/11	SouthTex Treaters, Inc. Natural Gas Treating Assets	178.5	26.8	9.3	16.7	125.7
(18)	12/11	Lorton, Virginia Products Terminal	12.5	-	12.5	-	-
(19)	12/11	Watco Companies, LLC	50.0	-	-	50.0	-
(20)	12/11	Battleground Oil Specialty Terminal Company LLC	26.1	-	26.1	-	-

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(1) Megafleet Towing Co., Inc. Assets

Effective April 23, 2009, KMP acquired certain terminals assets from Megafleet Towing Co., Inc. for an aggregate consideration of approximately $21.7 million.  KMP’s consideration included $18.0 million in cash and an obligation to pay additional cash consideration on April 23, 2014 (five years from the acquisition date) contingent upon the purchased assets providing KMP an agreed-upon amount of earnings, as defined by the purchase and sale agreement, during the five year period.  The contingent consideration had a fair value of $3.7 million as of the acquisition date.  The acquired assets primarily consisted of nine marine vessels that provided towing and harbor boat services along the Gulf coast, the intracoastal waterway, and the Houston Ship Channel.  The acquisition complemented and expanded KMP’s existing Gulf Coast and Texas petroleum coke terminal operations.  KMP also recorded $10.6 million of the purchase price as “Goodwill,” and we expected that approximately $5.0 million of this goodwill amount would be deductible for tax purposes.  KMP believed the primary item that generated the goodwill was the value of the synergies created between the acquired assets and its pre-existing Texas petroleum coke handling assets.

In February 2011, KMP sold certain assets acquired from Megafleet, and contributed the ownership interest in the boat fleeting business acquired to a joint venture.  For more information about these events, see “—Divestitures—Megafleet Towing Co., Inc. Assets” below.

(2) Portland Airport Pipeline

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

(3) Crosstex Energy, L.P. Natural Gas Treating Business

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

KMP measured the identifiable intangible assets acquired at fair value on the acquisition date, and accordingly, recognized $25.4 million in “Deferred charges and other assets,” representing the purchased fair value of separate and identifiable relationships with existing natural gas producing customers.  KMP estimates the remaining useful life of these existing customer relationships to be between approximately eight and nine years.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, KMP recognized $48.6 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets acquired.  KMP believes the primary item that generated the goodwill is its ability to grow the business by leveraging its pre-existing natural gas operations (resulting from the increase in services now offered by its natural gas processing and treating operations in the state of Texas), and KMP believes that this value contributed to its acquisition price exceeding the fair value of acquired identifiable net assets and liabilities—in the aggregate, these factors represented goodwill.  Furthermore, this entire amount of goodwill is expected to be deductible for tax purposes.

(4) Endeavor Gathering LLC

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(5) USD Terminal Acquisition

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

(6) Mission Valley Terminal Acquisition

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

(7) Slay Industries Terminal Acquisition

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

The acquired assets included (i) a marine terminal located in Sauget, Illinois; (ii) a transload liquid operation located in Muscatine, Iowa; (iii) a liquid bulk terminal located in St. Louis, Missouri; and (iv) a warehousing distribution center located in St. Louis.  All of the acquired terminals have long-term contracts with large creditworthy shippers.  As part of the transaction, KMP and Slay Industries entered into joint venture agreements at both the Kellogg Dock coal bulk terminal, located in Modoc, Illinois, and at the newly created North Cahokia terminal, located in Sauget and which has approximately 175 acres of land ready for development.  All of the assets located in Sauget have access to the Mississippi River and are served by five rail carriers.  The acquisition complemented and expanded KMP’s pre-existing Midwest terminal operations by adding a diverse mix of liquid and bulk capabilities, and all of the acquired assets are included in the Terminals—KMP business segment.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(8) KinderHawk Field Services LLC

On May 21, 2010, KMP purchased a 50% ownership interest in Petrohawk Energy Corporation’s natural gas gathering and treating business in the Haynesville shale gas formation located in northwest Louisiana.  KMP paid an aggregate consideration of $917.4 million in cash.  During a short transition period, Petrohawk continued to operate the business, and effective October 1, 2010, a newly formed company named KinderHawk Field Services LLC, owned 50% by KMP and 50% by Petrohawk, assumed the joint venture operations.  The acquisition complemented and expanded KMP’s existing natural gas gathering and treating businesses, and KMP assigned its entire purchase price to “Investments” (including $144.8 million of equity method goodwill, representing the excess of KMP’s investment cost over its proportionate share of the fair value of the joint venture’s identifiable net assets).

On July 1, 2011, KMP acquired from Petrohawk Energy Corporation both the remaining 50% equity ownership interest in KinderHawk Field Services LLC and a 25% equity ownership interest in Petrohawk’s natural gas gathering and treating business located in the Eagle Ford shale formation in South Texas.  For more information about this acquisition, see “—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC” below.

(9) Direct Fuels Terminal Acquisition

On July 22, 2010, KMP acquired a terminal with ethanol tanks, a truck rack and additional acreage in Dallas, Texas, from Direct Fuels Partners, L.P. for an aggregate consideration of $16 million, consisting of $15.9 million in cash and an assumed property tax liability of $0.1 million.  The acquired terminal facility is connected to and complements the Euless, Texas unit train terminal KMP acquired from USD Development Group LLC in January 2010 (described above in “—(5) USD Terminal Acquisition).  All of the acquired assets are included in the Terminals—KMP business segment.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, KMP recognized $10.7 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from the acquisition that was not assigned to other identifiable, separately recognizable assets acquired.  KMP believes the primary items that generated the goodwill are the value of the synergies created between the acquired assets and its pre-existing ethanol handling assets, and its expected ability to grow the business by leveraging its pre-existing experience in ethanol handling operations.  KMP expects that the entire amount of goodwill will be deductible for tax purposes.

(10) Gas-Chill, Inc. Asset Acquisition

On September 1, 2010, KMP acquired the natural gas treating assets of Gas-Chill, Inc. for an aggregate consideration of $13.1 million, consisting of $10.5 million in cash paid on closing, and an obligation to pay a holdback amount of $2.6 million within eighteen months from closing.  KMP paid 50% of this holdback amount to Gas Chill, Inc. in September 2011, and expects to pay the remaining amount in the first quarter of 2012.  The acquired assets primarily consisted of more than 100 mechanical refrigeration natural gas hydrocarbon dew point control units that are used to remove hydrocarbon liquids from natural gas streams prior to entering transmission pipelines.  The acquisition complemented and expanded the existing natural gas treating operations offered by KMP’s Texas intrastate natural gas pipeline group, and all of the acquired assets are included in the Natural Gas Pipelines—KMP business segment.  KMP assigned $8.0 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $5.1 million to “Other intangibles, net” (representing both a technology-based asset and customer-related contract values).

(11) Allied Concrete Bulk Terminal Assets

On October 1, 2010, KMP acquired certain bulk terminal assets and real property located in Chesapeake, Virginia, from Allied Concrete Products, LLC and Southern Concrete Products, LLC for an aggregate consideration of $8.6 million, consisting of $8.1 million in cash and an assumed environmental liability of $0.5 million.  The acquired terminal facility is situated on 42 acres of land and can handle approximately 250,000 tons of material annually, including pumice, aggregates and sand.  The acquisition complemented the bulk commodity handling operations at KMP’s nearby Elizabeth River terminal, also located in Chesapeake, and all of the acquired assets are included in the Terminals—KMP business segment.  KMP assigned $3.9 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $4.7 million to “Other intangibles, net” (representing customer-related contract values).

(12) Chevron Refined Products Terminal Assets

On October 8, 2010, KMP acquired four separate refined petroleum products terminals from Chevron U.S.A. Inc. for an aggregate consideration of $32.3 million, consisting of $31.5 million in cash and assumed environmental liability of $0.8 million.  Combined, the terminals have storage capacity of approximately 650,000 barrels for gasoline, diesel fuel and jet fuel, and Chevron has entered into long-term contracts with KMP to terminal product at the terminals.  The acquisition complemented and expanded KMP’s existing refined petroleum products assets, and all of the acquired assets

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

are included in the Products Pipelines—KMP business segment.  KMP assigned $32.1 million of its purchase price to “Property, Plant and Equipment, net” and the remaining $0.2 million to “Deferred charges and other assets” (representing the fair value of petroleum pipeline product additives).

 (13) Watco Companies, LLC

On January 3, 2011, KMP purchased 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction.  In connection with its purchase of these preferred shares, the most senior equity security of Watco, KMP entered into a limited liability company agreement with Watco that provides KMP certain priority and participating cash distribution and liquidation rights.  Pursuant to the agreement, KMP receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter (13% annually), and it participates partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers.  As of December 31, 2010, KMP placed its $50.0 million investment in a cash escrow account and we reported this amount separately as “Restricted deposits” on our accompanying consolidated balance sheet.  On December 28, 2011, KMP made an additional $50 million investment in Watco, as described below in “—(19) Watco Companies, LLC.”

(14) Deeprock North, LLC

On February 17, 2011, Deeprock Energy Resources, LLC, Mecuria Energy Trading, Inc., and KMP’s subsidiary Kinder Morgan Cushing LLC, entered into formal agreements for a crude oil storage joint venture located in Cushing, Oklahoma.  The joint venture is named Deeprock North, LLC, and on that date it operated an existing crude oil tank farm that had storage capacity of one million barrels.  KMP contributed $15.9 million for a 50% ownership interest in Deeprock North, and during 2011, contributed an additional $7.7 million for its proportionate share of costs related to the construction of three new storage tanks that provide for incremental storage capacity of 750,000 barrels.  The new tanks were completed and placed in service during the fourth quarter of 2011.  Deeprock Energy owns a 12.02% member interest in Deeprock North and is the construction manager and operator of the joint venture.  Mecuria owns the remaining 37.98% member interest and is the anchor tenant for the joint venture’s crude oil capacity for the next five years with an option to extend.  In addition, KMP entered into a development agreement with Deeprock Energy that gives it an option to participate in future expansions on Deeprock Energy’s remaining 254 acres of undeveloped land.  We account for KMP’s investment under the equity method of accounting, and its investment and its pro rata share of Deeprock North’s operating results are included as part of the Terminals—KMP business segment.

(15) TGS Development, L.P. Terminal Acquisition

On June 10, 2011, KMP acquired a newly constructed petroleum coke terminal located in Port Arthur, Texas from TGS Development, L.P. (TGSD) for an aggregate consideration of $74.1 million, consisting of $42.9 million in cash, $23.7 million in common units, and an obligation to pay additional consideration of $7.5 million.  KMP estimates the remaining $7.5 million obligation will be paid to TGSD approximately one year from the closing (in May or June 2012), and will be settled in cash and/or common units, depending on TGSD’s election.

All of the acquired assets are located in Port Arthur, Texas, and include long-term contracts to provide petroleum coke handling and cutting services to improve the refining of heavy crude oil at Total Petrochemicals USA Inc.’s Port Arthur refinery.  The refinery is expected to produce more than one million tons of petroleum coke annually.  Based on the measurement of fair values for all of the identifiable tangible and intangible assets acquired, we assigned $42.6 million of the combined purchase price to “Property, plant and equipment, net,” and the remaining $31.5 million to “Other intangibles, net,” representing the combined fair values of two separate intangible customer contracts with Total.  The acquisition complemented KMP’s existing Gulf Coast bulk terminal facilities and expanded its pre-existing petroleum coke handling operations.  All of the acquired assets are included as part of the Terminals—KMP business segment.

(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC

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

Following KMP’s acquisition of the remaining ownership interest on July 1, 2011, KMP changed its method of accounting from the equity method to full consolidation, and due to the fact that KMP acquired a controlling financial interest in KinderHawk, KMP remeasured its previous 50% equity investment in KinderHawk to its fair value.  KMP recognized a $167.2 million non-cash loss as a result of this remeasurement.  The loss amount represents the excess of the carrying value of the investment ($910.2 million as of July 1, 2011) over its fair value ($743.0 million), and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the year ended December 31, 2011.

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

Based on the excess of (i) the consideration KMP transferred ($912.1 million) and the fair value of its previously held interest ($743.0 million); over (ii) the combined fair value of net assets acquired ($1,560.9 million), KMP recognized $94.2 million of “Goodwill.”  This goodwill intangible asset represents the future economic benefits expected to be derived from this strategic acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired.  KMP believes the primary items that generated the goodwill are the value of the synergies created by expanding its natural gas gathering operations.  KMP expects this entire amount of goodwill to be deductible for tax purposes.  Furthermore, KMP believes the fair value of $16.6 million assigned to “Accounts, notes and interest receivable, net” is fully realizable.

KinderHawk Field Services LLC owns and operates one of the largest natural gas gathering and midstream business in the Haynesville shale formation located in northwest Louisiana, consisting of more than 400 miles of pipeline with over 2.0 billion cubic feet per day of pipeline capacity.  Currently, it gathers approximately 1.1 billion cubic feet of natural gas per day.  The Eagle Ford natural gas gathering joint venture is named EagleHawk Field Services LLC, and the 25% investment is accounted for under the equity method of accounting.  Petrohawk operates EagleHawk Field Services LLC and owns the remaining 75% ownership interest.  The joint venture owns two midstream gathering systems in and around Petrohawk’s Hawkville and Black Hawk areas of Eagle Ford and combined, the joint venture’s assets as of December 31, 2011 consist of more than 280 miles of gas gathering pipelines and approximately 140 miles of condensate gathering lines.  It also has a life of lease dedication of Petrohawk’s Eagle Ford reserves that provides Petrohawk and other Eagle Ford producers with gas and condensate gathering, treating and condensate stabilization services.

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

(17) SouthTex Treaters, Inc. Asset Acquisition

On November 30, 2011, KMP acquired a manufacturing complex and certain natural gas treating assets from SouthTex Treaters, Inc. for an aggregate consideration of $178.5 million, consisting of $151.5 million in cash and assumed liabilities of $27.0 million.  SouthTex Treaters, Inc. is a leading manufacturer, designer and fabricator of natural gas treating plants that are used to remove impurities (carbon dioxide and hydrogen sulfide) from natural gas before it is delivered into gathering systems and transmission pipelines to ensure that it meets pipeline quality specifications.  The acquisition complemented and expanded KMP’s existing natural gas treating business, and all of the acquired operations are included in the Natural Gas Pipelines— KMP business segment.

Based on KMP’s measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, it assigned $26.8 million of its combined purchase price to current assets (consisting of $13.5 million included within “Accounts, notes and interest receivable, net” and $13.3 million included within “Inventories”), $9.3 million to “Property, plant and equipment, net,” $16.6 million to “Deferred charges and other assets” (representing the

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

fair value of construction in process costs), and $0.1 million to a non-compete agreement included within “Other intangibles, net.”  The remaining $125.7 million of KMP’s purchase price was recorded to “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets acquired.  KMP believes the fair value of receivables is fully realizable and the primary item that generated the goodwill is its ability to grow the business by leveraging its pre-existing natural gas treating operations, and KMP believes that this growth potential contributed to our acquisition price exceeding the fair value of acquired identifiable net assets and liabilities.  Furthermore, this entire amount of goodwill is expected to be deductible for tax purposes.

(18) Lorton, Virginia Products Terminal

On December 15, 2011, KMP acquired a refined petroleum products terminal located on a 14-acre site in Lorton, Virginia from Motiva Enterprises, LLC for an aggregate consideration of $12.5 million in cash.  The terminal is served exclusively by the Plantation Pipeline and has storage capacity of approximately 450,000 barrels for refined petroleum products like gasoline and jet fuel.  The acquisition complemented and expanded KMP’s existing refined petroleum products assets in the northern Virginia market, and the acquired terminal is included as part of the Products Pipelines—KMP business segment.  KMP assigned the entire purchase price amount to “Property, Plant and Equipment, net.”

(19) Watco Companies, LLC

On December 28, 2011, KMP purchased an additional 50,000 Class A preferred shares of Watco Companies, LLC for $50.0 million in cash in a private transaction.  The priority and participating cash distribution and liquidation rights associated with these shares are similar to the rights associated with the 50,000 Class A preferred shares KMP acquired on January 3, 2011.  KMP receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter (13% annually), and participates partially in additional profit distributions at a rate equal to 0.5%.

Watco Companies, LLC is the largest privately held short line railroad company in the United States, operating 22 short line railroads on approximately 3,500 miles of leased and owned track.  KMP’s investment provided capital to Watco for further expansion of specific projects and complemented KMP’s existing terminal network.  It also provides KMP’s customers more transportation services for many of the commodities that it currently handles, and offers it the opportunity to share in additional growth opportunities through new projects.  As of December 31, 2011, KMP’s net equity investment in Watco totaled $101.7 million and is included within “Investments” on our accompanying consolidated balance sheet.  KMP accounts for its investment under the equity method of accounting, and it is included in the Terminals—KMP business segment.

(20) Battleground Oil Specialty Terminal Company LLC

On November 8, 2011 KMP announced its initial 50% equity participation in BOSTCO, and it paid a combined $12.0 million to acquire a 50% Class A member interest (consisting of $11.6 million paid in October 2011 and $0.4 million of pre-development costs incurred and paid for during 2010).  KMP also made cash contributions of $6.0 million to BOSTCO in December 2011.  Effective December 29, 2011, KMP acquired from TransMontaigne Partners, L.P. the remaining 50% Class A member interest in Battleground Oil Specialty Terminal Company LLC (BOSTCO) that it did not already own for an aggregate consideration of $8.1 million in cash (net of an acquired cash balance of $9.9 million).  TransMontaigne also received a transferrable option to buy 50% of KMP’s ownership interest at any time prior to January 20, 2013; however, KMP is currently unable to predict whether it will exercise this purchase option.  Following its acquisition of the remaining ownership interest on December 29, 2011, KMP changed its method of accounting from the equity method to full consolidation, and based on its measurement of fair values for all of the identifiable tangible assets acquired, it assigned $26.1 million to property, plant and equipment.

BOSTCO will construct, own and operate an approximately $430 million oil terminal located on the Houston Ship Channel.  Phase I of the project includes the design and construction of 52 tanks with combined storage capacity of approximately 6.6 million barrels for handling residual fuel, feedstocks, distillates and other  black oils.  BOSTCO will initially be a water-in, water-out facility with the capability of handling ships with large drafts up to 45 feet, and KMP has executed terminal service contracts or letters of intent with customers for almost all of the Phase I storage capacity.  The acquisition of BOSTCO complemented and expanded KMP’s existing Gulf Liquids terminal operations, and all of the acquired assets (including the acquired cash balance) are included in the Terminals—KMP business segment.

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

Divestitures

Cypress Interstate Pipeline LLC

Effective October 1, 2010, Westlake Petrochemicals LLC, a wholly-owned subsidiary of Westlake Chemical Corporation, exercised an option it held to purchase a 50% ownership interest in KMP’s Cypress Pipeline.  Accordingly, KMP sold a 50% interest in its subsidiary, Cypress Interstate Pipeline LLC, to Westlake and KMP received proceeds of $10.2 million.  At the time of the sale, the carrying value of the net assets of Cypress Interstate Pipeline LLC totaled $20.0 million and consisted mostly of property, plant and equipment.  In the fourth quarter of 2010, KMP recognized an $8.8 million gain from this sale, including an $8.6 million gain amount related to the remeasurement of KMP’s retained investment to its fair value.  Due to the loss of control of Cypress Interstate Pipeline LLC, KMP recognized the retained investment at its fair value, and the gain amount related to remeasurement represents the excess of the fair value of KMP’s retained investment ($18.6 million as of October 1, 2010) over its carrying value ($10.0 million).  This fair value of KMP’s retained investment was determined by applying a multiple to the future annual cash flows expected from its retained 50% interest.  The $10.2 million value of the transaction with Westlake Chemical Corporation was based on a contract price and does not represent the fair value of a 50% interest in the Cypress Pipeline in an orderly transaction between market participants.  We now account for this retained investment under the equity method of accounting.  We included the entire gain within the caption “Other, net” in our accompanying consolidated statement of income for the year ended December 31, 2010.

Triton Power

Effective October 22, 2010, we sold our ownership interest in Triton Power, a 550-megawatt natural gas-fired electricity generation facility in Michigan, for approximately $15.0 million in cash and recorded a gain on the sale for approximately $16.1 million, which is included in the caption “Other, net” in our accompanying consolidated statement of income.

Megafleet Towing Co., Inc. Assets

On February 9, 2011, KMP sold a marine vessel to Kirby Inland Marine, L.P., and additionally, KMP and Kirby formed a joint venture named Greens Bayou Fleeting, LLC.  Pursuant to the joint venture agreement, KMP sold its ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009 (discussed above in “—“Acquisitions—(1) Megafleet Towing Co., Inc. Assets”) to the joint venture for $4.1 million in cash and a 49% ownership interest in the joint venture.  Kirby then made cash contributions to the joint venture in exchange for the remaining 51% ownership interest.  Related to the above transactions, we recorded a loss of $5.5 million ($4.1 million after tax) in the fourth quarter of 2010 to write down the carrying value of the net assets to be sold to their estimated fair values as of December 31, 2010.  We included this loss within the caption “Other expense (income),” and recorded the $1.4 million decrease in income tax expense within the caption “Income Tax Expense” in our accompanying consolidated statement of income for the year ended December 31, 2010.

In the first quarter of 2011, after final reconciliation and measurement of all of the net assets sold, we recognized a combined $2.2 million increase in income from the sale of these net assets, primarily consisting of a $1.9 million reduction in income tax expense, which is included within the caption “Income Tax Expense” in the accompanying consolidated statement of income for the year ended December 31, 2011.  Additionally, the sale of KMP’s ownership interest resulted in a $10.6 million non-cash reduction in goodwill (see Note 7), and was a transaction with a related party (see Note 11).

River Consulting, LLC and Devco USA L.L.C.

Effective April 1, 2011, KMP sold 51% ownership interests in two separate wholly-owned subsidiaries to two separate buyers, for an aggregate consideration of $8.1 million, consisting of a $4.1 million note receivable, $1.0 million in cash, and a $3.0 million receivable for the settlement of working capital items.  Following the sale, KMP continues to own 49% membership interests in both River Consulting, LLC, a company engaged in the business of providing engineering,

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

We recognized a $3.6 million pre-tax gain from the sale of these ownership interests (including a $2.1 million gain related to the remeasurement of the retained investment to fair value) and included this gain within the caption “Other, net” in our accompanying consolidated statements of income for the year ended December 31, 2011.  We also recognized a $1.4 million increase in income tax expense related to this gain, which is included within the caption “Income Tax Expense” in our accompanying consolidated statement of income for the year ended December 31, 2011.

Arrow Terminals B.V.

Effective August 31, 2011, KMP sold the outstanding share capital of its wholly-owned subsidiary Arrow Terminals B.V. to Pacorini Metals Europe B.V. for an aggregate consideration of $13.3 million in cash.  Arrow Terminals B.V. owns and operates a bulk terminal facility located in the seaport area of Vlissingen, Netherlands.  The terminal is primarily engaged in the business of storing, handling and distributing bulk ferro alloys and general commodities.  Including the removal of the cumulative translation adjustments balance and the estimated costs to sell, we recognized a $1.3 million pre-tax gain from the sale of Arrow Terminals B.V. and included this gain within the caption “Other, net” in our accompanying consolidated statements of income for the year ended December 31, 2011.

Earnings of Discontinued Operations

The financial results of discontinued operations have been reclassified for all periods presented and reported in the caption, “Income (loss) from Discontinued Operations, net of tax” in our accompanying consolidated statements of income.  Summarized financial results of these operations are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues	$-	$-	$-

Income (loss) from discontinued operations before income taxes	$12.2	$(1.1)	$0.5
Income taxes	(4.4)	0.4	(0.2)
Income (loss) from discontinued operations	$7.8	$(0.7)	$0.3

4.  Income Taxes

The components of income before income taxes from continuing operations are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
United States	$935.7	$394.9	$1,023.3
Foreign	79.3	73.0	76.1
Total	$1,015.0	$467.9	$1,099.4

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Components of the income tax provision applicable to continuing operations for federal and state income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Current tax provision
Federal	$241.8	$152.5	$248.9
State	33.4	19.6	25.4
Foreign	3.4	3.5	0.1
	278.6	175.6	274.4

Deferred tax provision
Federal	64.4	(38.0)	29.9
State	(0.9)	19.3	(8.2)
Foreign	20.7	10.7	30.5
	84.2	(8.0)	52.2
Total tax provision	$362.8	$167.6	$326.6

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2011			2010			2009
Federal income tax	$355.2	35.0%		$163.8	35.0%		$384.8	35.0%
Increase (decrease) as a result of:
Deferred tax liability on KMI Investment in KMR	(0.8)	(0.1	) %	79.5	17.0%		-	-
State deferred tax rate change	(0.8)	(0.1	) %	17.4	3.7%		(10.4)	(0.9	) %
Taxes on foreign earnings	24.1	2.4%		14.1	3.0%		30.2	2.7%
Net effects of consolidating KMP’s U.S. income tax provision	(36.8)	(3.6	) %	(105.7)	(22.6	) %	(93.5)	(8.5	) %
State income tax, net of federal benefit	26.5	2.6%		16.2	3.5%		24.6	2.2%
Adjustment to KMI’s investment in NGPL	-	-		(8.1)	(1.7	) %	-	-
Adjustment to employee benefit plan	-	-		(4.9)	(1.0	) %	-	-
Dividend received deduction	(10.1)	(1.0	) %	(10.9)	(2.3	) %	(16.9)	(1.5	) %
Other	5.5	0.5%		6.2	1.2%		7.8	0.7%
Total	$362.8	35.7%		$167.6	35.8%		$326.6	29.7%

As part of our dividend policy, after our initial public offering (See Note 10 “Stockholders’ Equity—Kinder Morgan, Inc. – Equity Interests—Initial Public Offering) we intend periodically to sell the KMR shares we receive as distributions from KMR.  Since we no longer expect to recover our investment in KMR in a tax-free manner, a deferred tax liability was recorded resulting in a $79.5 million increase to income tax expense in 2010.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Deferred tax assets and liabilities result from the following (in millions):

	December 31,
	2011	2010
Deferred tax assets
Employee benefits	$43.3	$66.3
Book accruals	16.2	11.1
Net operating loss carryforwards/tax credits	31.8	58.4
Interest rate and currency swaps	18.5	19.8
Other	11.5	13.3
Total deferred tax assets	121.3	168.9
Deferred tax liabilities
Property, plant and equipment	279.1	265.3
Investments	1,997.7	1,904.8
Book accruals	16.9	15.8
Derivative instruments	12.8	12.0
Debt adjustment	14.0	19.6
Other	5.8	8.0
Total deferred tax liabilities	2,326.3	2,225.5
Net deferred tax liabilities	$2,205.0	$2,056.6

Current deferred tax liability (asset)	$5.9	$(36.1)
Non-current deferred tax liability	2,199.1	2,092.7
Net deferred tax liabilities	$2,205.0	$2,056.6

KMP, through its corporate subsidiaries, has federal, state and foreign net operating loss carryforwards for which deferred tax assets of approximately $26.9 million have been recorded.  These net operating loss carryforwards will expire between 2014 and 2031.  We believe that KMP's subsidiaries will be able to generate sufficient taxable income in the future to utilize all of its net operating loss carryforwards.  Therefore, no valuation allowance has been recorded for the deferred tax assets associated with these net operating loss carryforwards as of December 31, 2011.

In 2010, we sold certain assets that generated a capital loss of approximately $116.0 million.  The capital loss was carried back and a current deferred tax asset of approximately $40.6 million was realized as a result of the carryback.  A refund of $40.6 million was received in 2011.

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

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	2011	2010	2009
Balance at beginning of period	$52.9	$52.0	$26.2
Additions based on current year tax positions	10.8	12.5	9.9
Additions based on prior year tax positions	2.1	-	10.8
Settlements with taxing authority	-	(2.2)	14.0
Changes due to lapse in statute of limitations	(9.3)	0.6	(8.9)
Reduction for tax positions related to prior year	-	(10.0)	-
Balance at end of period	$56.5	$52.9	$52.0

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense, and as of December 31, 2011, we had $4.5 million of accrued interest and $0.7 million in accrued penalties.  As of December 31, 2010, we had $4.1 million of accrued interest and $0.6 million in accrued penalties.  As of December 31, 2009, we had $6.5 million of accrued interest and $0.8 million of accrued penalties.  All of the $56.5 million of unrecognized tax benefits, if recognized, would affect our effective tax rate in future periods.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will increase by $8.3 million during the next year to

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

approximately $64.8 million.

We are subject to taxation, and have tax years open to examination for the periods 2008-2011 in the United States, 2005-2011 in Mexico, 2006-2011 in Canada, and 2005-2011 in various states.

5.  Property, Plant and Equipment

Classes and Depreciation

As of December 31, 2011 and 2010, our property, plant and equipment consisted of the following (in millions):

	December 31,
	2011	2010
KMI
General and other	$47.0	$46.5
KMP(a)
Natural gas, liquids, crude oil and carbon dioxide pipelines	7,371.3	6,684.4
Natural gas, liquids, carbon dioxide, and terminals station equipment	10,699.2	10,112.0
Natural gas, liquids (including linefill), and transmix processing	226.3	233.7
Other	2,004.7	1,874.8
Accumulated depreciation, depletion and amortization	(3,911.8)	(2,953.9)
	16,436.7	15,997.5
Land and land right-of-way	691.4	560.5
Construction work in process	797.9	512.7
Property, plant and equipment, net	$17,926.0	$17,070.7
____________

(a)	Includes the allocation of purchase accounting adjustments associated with the Going Private Transaction (see Note 2).

Depreciation, depletion, and amortization expense charged against property, plant and equipment was $1,022.2 million in 2011, $1,025.5 million in 2010 and $1,047.5 million in 2009.

Asset Retirement Obligations

As of December 31, 2011 and 2010, we recognized asset retirement obligations in the aggregate amount of $125.2 million and $122.0 million, respectively.  The majority of our asset retirement obligations are associated with the CO2—KMP business segment, where KMP is required to plug and abandon oil and gas wells that have been removed from service and to remove its surface wellhead equipment and compressors.  We included $10.8 million and $2.5 million, respectively, of asset retirement obligations as of December 31, 2011 and 2010 within “Accrued other current liabilities” in our accompanying consolidated balance sheets.  The remaining amounts are included within “Other long-term liabilities and deferred credits” at each reporting date.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations for each of the years ended December 31, 2011 and 2010 is as follows (in millions):

	Year Ended December 31,
	2011	2010
Balance at beginning of period	$122.0	$100.9
Liabilities incurred/revised	12.1	23.7
Liabilities settled	(16.3)	(9.1)
Accretion expense	7.4	6.5
Balance at end of period	$125.2	$122.0

KMP has various other obligations throughout its businesses to remove facilities and equipment on rights-of- way and other leased facilities.  We currently cannot reasonably estimate the fair value of these obligations because the associated assets have indeterminate lives.  These assets include pipelines, certain processing plants and distribution facilities, and certain bulk and liquids terminal facilities.  An asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

6.  Investments

As of December 31, 2011 and 2010 our investments totaled $3,744.4 million and $4,291.1 million, respectively.  Our investments primarily consist of equity investments where we hold significant influence over investee actions and which we account for under the equity method of accounting.

As of December 31, 2011 and 2010, our investments consisted of the following (in millions):

	December 31,
	2011	2010
Rockies Express Pipeline LLC	$1,594.8	$1,703.0
Midcontinent Express Pipeline LLC	666.6	706.4
Plantation Pipe Line Company	320.5	329.6
NGPL PipeCo LLC	262.7	265.6
Fayetteville Express Pipeline LLC	173.3	0.2
Red Cedar Gathering Company	167.8	163.2
EagleHawk Field Services LLC	141.0	-
Eagle Ford Gathering LLC	117.5	29.9
Watco Companies, LLC	101.7	-
Express pipeline system	65.0	68.5
Cortez Pipeline Company	10.4	9.9
KinderHawk Field Services LLC	-	924.6
All others	114.9	82.0
Total equity investments	3,736.2	4,282.9
Bond investments	8.2	8.2
Total investments	$3,744.4	$4,291.1
____________

The decrease in the carrying amount of our equity investments, including those of KMP, since December 31, 2010, was primarily due to KMP’s July 1, 2011 acquisition of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own.  On that date, KMP exchanged its status as an owner of an equity investment in KinderHawk for a full controlling financial interest, and began accounting for its investment under the full consolidation method.  For further information pertaining to the KinderHawk acquisitions, see Note 3 “Acquisitions and Divestitures—Acquisitions—(8) KinderHawk Field Services LLC” and “—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC.”

As shown in the table above our significant equity investments, including those of KMP, as of December 31, 2011 consisted of the following:

▪
Rockies Express Pipeline LLC—KMP operates and owns a 50% ownership interest in Rockies Express Pipeline LLC, the sole owner of the Rockies Express natural gas pipeline system.  The remaining ownership interests in Rockies Express Pipeline LLC are owned by subsidiaries of Sempra Energy (25%) and ConocoPhillips (25%);

▪
Midcontinent Express Pipeline LLC—KMP operates and owns a 50% ownership interest in Midcontinent Express Pipeline LLC.  It is the sole owner of the Midcontinent Express natural gas pipeline system.  The remaining ownership interest in Midcontinent Express Pipeline LLC is owned by subsidiaries of Regency Energy Partners L.P. (50%);

▪
Plantation Pipe Line Company—KMP operates and owns a 51.17% ownership interest in Plantation Pipe Line Company, the sole owner of the Plantation refined petroleum products pipeline system.  A subsidiary of Exxon Mobil Corporation owns the remaining interest.  Each investor has an equal number of directors on Plantation’s board of directors, and board approval is required for certain corporate actions that are considered participating rights; therefore, KMP does not control Plantation Pipe Line Company, and it accounts for its investment under the equity method;

▪
NGPL Pipeco LLC— KMI operates and owns a 20% ownership interest in NGPL Pipeco LLC, the owner of Natural Gas Pipeline Company of America LLC and certain affiliates, collectively referred to in this report as NGPL, a major interstate natural gas pipeline and storage system.

In 2010, NGPL reached a settlement with the Federal Energy Regulatory Commission (FERC) associated with its

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Section 5 of the Natural Gas Act investigation into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL. See Note 16 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings—Natural Gas Pipeline Company of America Section 5 Proceedings.”

This event discussed above caused us to reconsider the carrying value of our investment in NGPL PipeCo LLC as of March 31, 2010.  A current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment.  The fair value represents the price that would be received to sell the investment in an orderly transaction between market participants.  We determined the fair value of our investment in NGPL PipeCo LLC by taking the total fair value of NGPL PipeCo LLC (calculated as discussed below) deducting the fair value of the joint venture debt and multiplying by our 20% ownership interest.  We calculated the total fair value of NGPL PipeCo LLC from the present value of the expected future after-tax cash flows of the reporting unit, inclusive of a terminal value, which implies a market multiple of approximately 9.5 times EBITDA (earnings before interest, income taxes, depreciation and amortization) discounted at a rate of 7.4%.  The result of our analysis showed that the fair value of our investment in NGPL PipeCo LLC was less than our carrying value.  For the year ended December 31, 2010, we recognized a $430.0 million, pre-tax, non-cash impairment charge included in the caption “Earnings (loss) from equity investments” in our accompanying consolidated statement of income.

▪
Fayetteville Express Pipeline LLC—KMP owns a 50% ownership interest in Fayetteville Express Pipeline LLC, the sole owner of the Fayetteville Express natural gas pipeline system.  Energy Transfer Partners, L.P. owns the remaining 50% interest and serves as operator of Fayetteville Express Pipeline LLC.  The Fayetteville Express system began interim transportation service on October 12, 2010, and began full operations on January 1, 2011; however, as of December 31, 2010, KMP had no material net investment in Fayetteville Express Pipeline LLC because in November 2009, Fayetteville Express Pipeline LLC established and made borrowings under its own revolving bank credit facility in order to fund its pipeline development and construction costs and to make distributions to its member owners to reimburse them for prior contributions;

▪
Red Cedar Gathering Company—KMP owns a 49% ownership interest in the Red Cedar Gathering Company.  The remaining 51% interest in Red Cedar is owned by the Southern Ute Indian Tribe.  Red Cedar is the sole owner of the Red Cedar natural gas gathering, compression and treating system;

▪
EagleHawk Field Services LLC—KMP acquired a 25% ownership interest in the EagleHawk Field Services LLC from Petrohawk Energy Corporation effective July 1, 2011.  For further information about this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC;”

▪
Eagle Ford Gathering LLC—on May 14, 2010, KMP and Copano Energy, L.L.C. entered into formal agreements for a joint venture to provide natural gas gathering, transportation and processing services to natural gas producers in the Eagle Ford Shale formation in south Texas.  KMP named the joint venture Eagle Ford Gathering LLC, and it owns a 50% member interest in Eagle Ford Gathering LLC.  Copano owns the remaining 50% interest and serves as operator and managing member of Eagle Ford Gathering LLC;

▪
Watco Companies, LLC—KMP made a combined $100.0 million preferred equity investment in Watco Companies, LLC, the largest privately held short line railroad company in the United States.  KMP acquired 100,000 Class A preferred shares and pursuant to the terms of its investment, it receives priority, cumulative cash distributions from the preferred shares at a rate of 3.25% per quarter, and participates partially in additional profit distributions at a rate equal to 0.5%.  The preferred shares have no conversion features and hold no voting powers, but do provide KMP certain approval rights, including the right to appoint one of the members to Watco’s Board of Managers;

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Our earnings (losses) from equity investments were as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Rockies Express Pipeline LLC	$86.7	$87.6	$98.5
Midcontinent Express Pipeline LLC	42.7	30.1	14.7
Red Cedar Gathering Company	31.9	28.7	24.9
Plantation Pipe Line Company	28.0	20.0	16.5
Cortez Pipeline Company	24.1	22.5	22.3
Fayetteville Express Pipeline LLC	23.8	-	3.6
KinderHawk Field Services LLC	22.1	19.5	-
NGPL PipeCo LLC(a)	18.7	(399.0)	42.5
Eagle Ford Gathering LLC	11.2	-	-
Watco Companies, LLC	6.6	-	-
EagleHawk Field Services LLC	3.5	-	-
Express pipeline system	(2.0)	(3.3)	(4.1)
All others	15.8	7.7	3.0
Total	$313.1	$(186.2)	$221.9
Amortization of excess costs	$(6.7)	$(5.8)	$(5.8)
____________

(a)	2010 amount includes a non-cash investment impairment charge, which we recorded in the amount of $430.0 million (pre-tax) discussed preceding.

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (in millions; amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2011	2010	2009
Revenues	$3,144.5	$2,640.8	$2,350.9
Costs and expenses	3,286.8	2,859.8	1,746.7
Earnings before extraordinary items and cumulative effect of a change in accounting principle	(142.3)	(219.0)	604.2
Net income	$(142.3)	$(219.0)	$604.2

	December 31,
Balance Sheet	2011	2010
Current assets	$716.9	$702.4
Non-current assets	$16,628.9	$18,663.6
Current liabilities	$1,906.3	$734.7
Non-current liabilities	$7,470.7	$8,846.1
Partner’/owners’ equity	$7,968.8	$9,785.2
____________

For information on regulatory matters affecting certain of our equity investments, see Note 17.

As of December 31, 2011 and 2010, our investment amounts also included a bond investment totaling $8.2 million.  This bond investment consisted of certain tax exempt, fixed-income development revenue bonds KMP acquired in the fourth quarter of 2008.  Because KMP has both the ability and the intent to hold these debt securities to maturity, we account for this investment at historical cost.  KMP acquired its bond investment by issuing notes under the Gulf Opportunity Zone Act of 2005.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

7.  Goodwill and Other Intangibles

Goodwill and Excess Investment Cost

We record the excess of the cost of an acquisition price over the fair value of acquired net assets as an asset on our balance sheet.  This amount is referred to and reported separately as “Goodwill” in our accompanying consolidated balance sheets.  Goodwill is not subject to amortization but must be tested for impairment at least annually.  This test requires us to assign goodwill to an appropriate reporting unit and to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have six reporting units as follows: (i) Products Pipelines—KMP (excluding associated terminals); (ii) Products Pipelines Terminals—KMP (evaluated separately from Products Pipelines—KMP for goodwill purposes, but combined with Products Pipelines—KMP for presentation in the table below); (iii) Natural Gas Pipelines—KMP; (iv) CO2—KMP; (v) Terminals—KMP; and (vi) Kinder Morgan Canada—KMP.  There were no impairment charges resulting from our May 31, 2011 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for each of the two years ended December 31, 2011 and 2010 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2—KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,116.5	$3,488.0	$1,521.7	$1,415.4	$613.1	$9,154.7
Accumulated impairment losses.	(1,266.5)	(2,090.2)	-	(676.6)	(377.1)	(4,410.4)
Balance as of December 31, 2009	850.0	1,397.8	1,521.7	738.8	236.0	4,744.3
Acquisitions(a)	-	-	-	73.2	-	73.2
Currency translation adjustments	-	-	-	-	13.4	13.4
Balance as of December 31, 2010	850.0	$1,397.8	$1,521.7	$812.0	$249.4	$4,830.9
Other adjustments(b)	11.4	15.3	6.2	7.1	-	40.0
Acquisitions(c)	-	219.9	-		-	219.9
Disposals(d)	-	-	-	(11.8)	-	(11.8)
Currency translation adjustments	-	-	-	-	(5.5)	(5.5)
Balance as of December 31, 2011	$861.4	$1,633.0	$1,527.9	$807.3	$243.9	$5,073.5

(a)	2010 acquisition amount relates primarily to KMP’s January 2010 purchase of three ethanol handling train terminals from US Development Group LLC (discussed further in Note 3).
(b)	Tax adjustments related to our investment in KMP.
(c)
2011 acquisition amount consists of (i) $125.7 million relating to KMP’s acquisition of natural gas treating assets from SouthTex Treaters, Inc. and (ii) $94.2 million relating to KMP’s purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own (both discussed further in Note 3).

(d)
2011 disposal amount consists of (i) $10.6 million related to the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; and (ii) $1.2 million related to the sale of KMP’s subsidiary Arrow Terminals B.V. (both discussed further in Note 3).

For more information on our accounting policy for goodwill, see Note 2 “Summary of Significant Accounting Policies—Goodwill.”

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

The first differential, representing the excess of the fair market value of our investees’ plant and other net assets over its underlying book value at either the date of acquisition or the date of the loss of control totaled $193.1 million and $166.0 million as of December 31, 2011 and 2010, respectively.  The increase since December 31, 2010 was mainly due to KMP’s July 1, 2011 acquisition of a 25% ownership interest in EagleHawk Field Services LLC (discussed further in Note 3).

In almost all instances, this differential, relating to the discrepancy between our share of the investee’s recognized net assets at book values and at current fair values, represents our share of undervalued depreciable assets, and since those assets (other than land) are subject to depreciation, we amortize this portion of our investment cost against our share of investee earnings.  As of December 31, 2011 this excess investment cost is being amortized over a weighted average life of approximately 22.1 years.

The second differential, representing total unamortized excess cost over underlying fair value of net assets acquired (equity method goodwill) totaled $138.2 million and $283.0 million as of December 31, 2011 and 2010, respectively.  The decrease in our equity method goodwill since December 31, 2010 was due to KMP’s July 1, 2011 acquisition of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own (discussed further in Note 3).  Following KMP’s acquisition of the remaining 50% interest in KinderHawk, it changed the method of accounting from the equity method to the full consolidation method.

This differential is not subject to amortization but rather to impairment testing.  Accordingly, in addition to our annual impairment test of goodwill, we periodically reevaluate the amount at which we carry the excess of cost over fair value of net assets accounted for under the equity method, as well as the amortization period for such assets, to determine whether current events or circumstances warrant adjustments to our carrying value and/or revised estimates of useful lives.  Our impairment test considers whether the fair value of the equity investment as a whole, not the underlying net assets, has declined and whether that decline is other than temporary.  As of December 31, 2011, we believed no such impairment had occurred and no reduction in estimated useful lives was warranted.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value and technology-based assets.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.

Following is information, as of December 31, 2011 and 2010, related to our intangible assets subject to amortization (in millions):

	December 31,
	2011	2010
Customer contracts, relationships and agreements
Gross carrying amount	$1,342.8	$424.7
Accumulated amortization	(164.8)	(99.9)
Net carrying amount	1,178.0	324.8

Lease value, technology-based assets and other
Gross carrying amount	9.0	16.3
Accumulated amortization	(2.3)	(1.9)
Net carrying amount	6.7	14.4

Total other intangibles, net	$1,184.7	$339.2

The customer contracts, relationships and agreements relate primarily to the Natural Gas Pipelines—KMP and Terminals—KMP business segments.  These intangible assets include contracts and relationships for gathering natural gas, and for handling and storage of petroleum, chemical, and dry-bulk materials, including oil, gasoline and other refined petroleum products, coal, petroleum coke, fertilizer, steel and ores.  The values of these intangible assets were determined by us by first, estimating the revenues derived from a customer contract or relationship (offset by the cost and expenses of

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate.  The increase in the carrying amount of the customer contracts, relationships and agreements since December 31, 2010 was mainly due to the acquisition of (i) a natural gas gathering customer contract in July 2011, associated with KMP’s purchase of the remaining 50% ownership interest in KinderHawk Field Services LLC that it did not already own and (ii) two separate petroleum coke handling customer contracts in June 2011, associated with KMP’s purchase of terminal assets from TGS Development, L.P.  Both acquisitions are described further in Note 3.

We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  The life of each intangible asset is based either on the life of the corresponding customer contract or agreement or, in the case of a customer relationship intangible (the life of which was determined by an analysis of all available data on that business relationship), the length of time used in the discounted cash flow analysis to determine the value of the customer relationship.  Among the factors we weigh, depending on the nature of the asset, are the effect of obsolescence, new technology, and competition.

For each of the years ended December 31, 2011, 2010 and 2009, the amortization expense on our intangibles totaled $65.3 million, $49.6 million and $21.1 million, respectively.  These expense amounts primarily consisted of amortization of our customer contracts, relationships and agreements.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2012 – 2016) is approximately $83.1 million, $79.2 million, $76.0 million, $71.9 million and $68.9 million, respectively.  As of December 31, 2011, the weighted average amortization period for our intangible assets was approximately 17.6 years.

8.  Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term.  These costs are then amortized as interest expense in our consolidated statements of income.

KMI’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts, the preferred interest in the general partner of KMP and purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt, but excluding the value of interest rate swap agreements) as of December 31, 2011 and December 31, 2010 was $3,306.4 million and $3,630.1 million (including the $750.0 million of 5.35% Kinder Morgan Finance Company LLC’s senior notes paid on January 5, 2011), respectively.  These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $31.9 million and $37.5 million at December 31, 2011 and December 31, 2010, respectively.  The weighted average interest rate on all of KMI and its subsidiaries’ borrowings (including both short-term and long-term but excluding KMP and its subsidiaries) was approximately 4.83% during 2011 and 5.01% during 2010.  KMP’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of December 31, 2011 and December 31, 2010 was $12,797.3 million and $11,539.8 million, respectively.  The weighted average interest rate on all of KMP’s borrowings (both short-term and long-term) was approximately 4.26% during 2011 and 4.35% during 2010.

Short-Term Debt

KMI’s outstanding short-term debt as of December 31, 2011 was $1,260.8 million, which consisted of (i) $420.7 million of borrowings under KMI’s credit facility; (ii) $839.3 million remaining principal amount of KMI’s 6.50% senior notes due September 1, 2012; and (iii) a $0.8 million current portion of purchase accounting adjustments on our carrying value of KMP’s debt.  As of December 31, 2011, KMP’s short-term debt balance included in our accompanying consolidated balance sheet was $1,637.8 million.  The balance consisted of (i) $450.0 million in principal amount of 7.125% senior notes due March 15, 2012; (ii) $500.0 million in principal amount of 5.85% senior notes due September 15, 2012; (iii) $644.8 million of commercial paper borrowings; (iv) $23.7 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (v) the $9.9 million remaining outstanding balance of a 5.40% long-term note payable (KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company are the obligors on the note); (vi) a $7.6 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); (vii) a $1.1 million 7.17% note payable (KMP’s subsidiary Globalplex Partners, a Louisiana joint venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc. is the obligor on the note, and KMP expects the joint venture will terminate during 2012); and (viii) a $0.7 million portion of 6.00% long-term notes payable (KMP’s subsidiary Kinder Morgan Arrow Terminals, L.P. is the obligor on the note).

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

KMI’s outstanding short-term debt as of December 31, 2010 was $750.9 million, which consisted of  (i) $750.0 million of its 5.35% series senior notes that matured on January 5, 2011 and (ii) a $0.9 million current portion of purchase accounting adjustments on our carrying value of KMP’s debt.  KMP’s outstanding short-term debt as of December 31, 2010 was $1,262.4 million.  The balance consisted of (i) $700.0 million in principal amount of 6.75% senior notes that matured on March 15, 2011; (ii) $522.1 million of commercial paper borrowings; (iii) $23.7 million in principal amount of tax-exempt bonds due on demand from KMP’s subsidiary Kinder Morgan Operating L.P. “B”; (iv) a $9.4 million portion of the 5.40% long-term note payable due from KMP’s subsidiaries Kinder Morgan Operating L.P. “A” and Kinder Morgan Canada Company; and (v) a $7.2 million portion of the 5.23% long-term senior notes due from its subsidiary Kinder Morgan Texas Pipeline, L.P.

Credit Facilities

	December 31, 2011		December 31, 2010
	Short-term notes payable	Weighted average interest rate	Short-term notes payable	Weighted average interest rate
	(Dollars in millions)
KMI – Secured debt(a)	$420.7	1.51%	$-	-
KMP – Commercial paper(b)	$644.8	0.53%	$522.1	0.67%
____________

(a)
The average short-term debt outstanding (and related weighted-average interest rate) was $392.1 million (1.53%) and $203.0 million (1.74%) during the years ended December 31, 2011 and 2010, respectively.

(b)
The average short-term debt outstanding (and related weighted-average interest rate) was $504.2 million (0.41%) and $542.1 million (0.77%) during the years ended December 31, 2011 and 2010, respectively.

KMI’s $1.0 billion six-year senior secured revolving credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.  As of December 31, 2011, the amount available for borrowing under the KMI credit facility was reduced by a combined amount of $469.4 million consisting of $420.7 million in borrowings under the credit facility and $48.7 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

The applicable margin for the revolving credit facility is subject to change pursuant to a leverage-based pricing grid.  In addition, the credit agreement provides for customary commitment fees and letter of credit fees under the revolving credit facility.  The credit agreement contains customary terms and conditions and is unconditionally guaranteed by each of KMI’s wholly owned material domestic restricted subsidiaries, to the extent permitted by applicable law and contract.  Voluntary prepayments can be made at any time on revolving credit loans and swingline loans, in each case without premium or penalty, and on LIBOR Loans (as defined in the credit agreement) on the interest payment date without premium or penalty.

Interest on KMI’s credit facility accrues at its option at a rate equal to LIBOR plus an applicable margin, or a rate equal to the higher of (i) U.S. prime rate and (ii) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.  The swingline loans bear interest at a rate equal to the higher of (i) U.S. prime rate and (ii) the federal funds effective rate plus 0.50%, in each case, plus an applicable margin.

KMI’s credit facility included the following restrictive covenants as of December 31, 2011:

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

and commitment fees for borrowings under this facility.  The credit facility is with a syndicate of financial institutions, and the facility permits KMP to obtain bids for fixed rate loans from members of the lending syndicate.  Wells Fargo Bank, National Association is the administrative agent, and borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program.  There were no borrowings under the credit facility as of December 31, 2011 or as of December 31, 2010.

Additionally, as of December 31, 2011, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $875.1 million, consisting of $644.8 million of commercial paper borrowings and $230.3 million of letters of credit, consisting of: (i) a $100.0 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $86.3 million in three letters of credit that support tax-exempt bonds; (iii) a $16.2 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) a $10.7 million letter of credit that supports our indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $17.1 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Interest on KMP’s credit facility accrues at its option at a floating rate equal to either (i) the administrative agent’s base rate (but not less than the Federal Funds Rate, plus 0.5%); or (ii) LIBOR, plus a margin, which varies depending upon the credit rating of its long-term senior unsecured debt.  Additionally, KMP’s $2.2 billion credit facility included the following restrictive covenants as of December 31, 2011:

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

In addition to normal repayment covenants, under the terms of KMP’s credit facility, the occurrence at any time of any of the following would constitute an event of default: (i) KMP’s failure to make required payments of any item of indebtedness or any payment in respect of any hedging agreement, provided that the aggregate outstanding principal amount for all such indebtedness or payment obligations in respect of all hedging agreements is equal to or exceeds $75 million; (ii) KMP’s general partner’s failure to make required payments of any item of indebtedness, provided that the aggregate outstanding principal amount for all such indebtedness is equal to or exceeds $75 million; (iii) adverse judgments rendered against KMP for the payment of money in an aggregate amount in excess of $75 million, if this same amount remains undischarged for a period of thirty consecutive days during which execution shall not be effectively stayed; and (iv) voluntary or involuntary commencements of any proceedings or petitions seeking KMP’s liquidation, reorganization or any other similar relief under any federal, state or foreign bankruptcy, insolvency, receivership or similar law.

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

Commercial Paper Program

In July 2011, in conjunction with the amendment to KMP’s revolving credit facility, KMP increased its commercial paper program to provide for the issuance of up to $2.2 billion of commercial paper (up from $2.0 billion).  KMP’s unsecured revolving credit facility supports its commercial paper program, and borrowings under KMP’s commercial paper program reduce the borrowings allowed under its credit facility.  The borrowings under KMP’s commercial paper program

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

were used principally to finance the acquisitions and capital expansions it made during 2011 and 2010, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

Long-Term Debt

KMI’s long-term debt balance, excluding the value of interest rate swaps, as of December 31, 2011 and 2010 was $2,045.6 million and $2,879.2 million, respectively.  KMP’s long-term debt balance, excluding the value of interest rate swaps, as of December 31, 2011 and 2010 was $11,159.5 million and $10,277.4 million, respectively.  The balances consisted of the following (in millions):

	December 31,
	2011	2010
KMI
Debentures
6.67% series, due November 1, 2027	$7.0	$7.0
7.25% series, due March 1, 2028	32.0	32.0
7.45% series, due March 1, 2098	25.9	25.9
Senior Notes
6.50% series, due September 1, 2012	839.3	839.3
5.15% series, due March 1, 2015	250.0	250.0
Deferrable Interest Debentures Issued to Subsidiary Trusts
8.56% junior subordinated deferrable interest debentures due April 15, 2027	12.7	12.7
7.63% junior subordinated deferrable interest debentures due April 15, 2028	14.4	14.4
Bank credit facility borrowings	420.7	-
Kinder Morgan Finance Company, LLC
5.35% series, due January 5, 2011	-	750.0
5.70% series, due January 5, 2016	850.0	850.0
6.00% series, due January 15, 2018	750.0	750.0
6.40% series, due January 5, 2036	36.4	36.4
Kinder Morgan G.P., Inc.
$1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100.0	100.0
Unamortized debt discount on senior notes	(0.1)	(0.1)
Purchase accounting(a)	(31.9)	(37.5)
Current portion of long-term debt	(1,260.8)	(750.9)
Total long-term debt – KMI	$2,045.6	$2,879.2

KMP
6.75% senior notes due March 15, 2011	$-	$700.0
7.125% senior notes due March 15, 2012	450.0	450.0
5.85% senior notes due September 15, 2012	500.0	500.0
5.00% senior notes due December 15, 2013	500.0	500.0
5.125% senior notes due November 15, 2014	500.0	500.0
5.625% senior notes due February 15, 2015	300.0	300.0
3.50% senior notes due March 1, 2016	500.0	-
6.00% senior notes due February 1, 2017	600.0	600.0
5.95% senior notes due February 15, 2018	975.0	975.0
9.00% senior notes due February 1, 2019(b)	500.0	500.0
6.85% senior notes due February 15, 2020	700.0	700.0
5.30% senior notes due September 15, 2020	600.0	600.0
5.80% senior notes due March 1, 2021	400.0	400.0
4.15% senior notes due March 1, 2022	375.0	-
7.40% senior notes due March 15, 2031	300.0	300.0
7.75% senior notes due March 15, 2032	300.0	300.0
7.30% senior notes due August 15, 2033	500.0	500.0
5.80% senior notes due March 15, 2035	500.0	500.0
6.50% senior notes due February 1, 2037	400.0	400.0
6.95% senior notes due January 15, 2038	1,175.0	1,175.0
6.50% senior notes due September 1, 2039	600.0	600.0
6.55% senior notes due September 15, 2040	400.0	400.0
6.375% senior notes due March 1, 2041	600.0	-
5.625% senior notes due September 1, 2041	375.0	-
Commercial paper borrowings	644.8	522.1
Subsidiary borrowings
Kinder Morgan Operating L.P. “A”-5.40% BP note, due March 31, 2012	5.2	10.2
Kinder Morgan Canada Company-5.40% BP note, due March 31, 2012	4.7	9.0

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan Texas Pipeline, L.P.-5.23% senior notes, due January 2, 2014	16.4	23.6
Kinder Morgan Arrow Terminals L.P.-6.0% note due March 28, 2014	2.1	-
Kinder Morgan Liquids Terminals LLC-N.J. Development Revenue Bonds due January 15, 2018	25.0	25.0
Kinder Morgan Columbus LLC-5.50% MS Development Revenue note due September 1, 2022	8.2	8.2
Kinder Morgan Operating L.P. “B”-Jackson-Union Cos. IL Revenue Bonds due April 1, 2024	23.7	23.7
International Marine Terminals-Plaquemines, LA Revenue Bonds due March 15, 2025	40.0	40.0
Other miscellaneous subsidiary debt	1.2	1.3
Unamortized debt discount on senior notes	(24.0)	(23.3)
Current portion of long-term debt	(1,637.8)	(1,262.4)
Total long-term debt – KMP	$11,159.5	$10,277.4
____________

(a)
Allocations of purchase accounting adjustments associated with the Going Private Transaction.  As of December 31, 2011, KMI’s purchase accounting allocations associated with its and KMP’s debt decreased the debt balance by $37.3 million and increased the debt balance by $5.4 million, respectively.  As of December 31, 2010, KMI’s purchase accounting allocations associated with its and KMP’s debt decreased the debt balance by $43.8 million and increased the debt balance by $6.3 million, respectively.

(b)
KMP issued its $500 million in principal amount of 9.00% senior notes due February 1, 2019 in December 2008.  Each holder of the notes has the right to require KMP to repurchase all or a portion of the notes owned by such holder as of February 1, 2012 at a purchase price equal to 100% of the principal amount of the notes tendered by the holder plus accrued and unpaid interest to, but excluding, the repurchase date.  On and after February 1, 2012, interest will cease to accrue on the notes tendered for repayment.  A holder’s exercise of the repurchase option is irrevocable.  For more information about these senior notes, see “—Subsequent Event” below.

KMI

The 2028 and 2098 debentures and the 2012 and 2015 senior notes are redeemable in whole or in part, at KMI’s option at any time, at redemption prices defined in the associated prospectus supplements.  The 2027 debentures are redeemable in whole or in part, at KMI’s option after November 1, 2004 at redemption prices defined in the associated prospectus supplements.

On September 2, 2010, KMI paid the remaining $1.1 million principal balance outstanding on KMI’s 6.50% series debentures, due 2013.

Kinder Morgan Finance Company, LLC

The 2016, 2018 and 2036 senior notes issued by Kinder Morgan Finance Company, LLC are redeemable in whole or in part, at KMI’s option at any time, at redemption prices defined in the associated prospectus supplements.  Each series of these notes is fully and unconditionally guaranteed by KMI on a senior secured basis as to principal, interest and any additional amounts required to be paid as a result of any withholding or deduction for Canadian taxes.

On December 20, 2010, Kinder Morgan Finance Company, LLC, a wholly owned subsidiary of KMI, completed a public offering of senior notes.  It issued a total of $750 million in principal amount of 6.00% senior notes due January 15, 2018.  Net proceeds received from the issuance of the notes, after underwriting discounts and commissions, were $744.2 million, which were used to retire the $750.0 million principal amount of the 5.35% senior notes that matured on January 5, 2011.

Capital Trust Securities

KMI’s business trusts, K N Capital Trust I and K N Capital Trust III, are obligated for $12.7 million of 8.56% Capital Trust Securities maturing on April 15, 2027 and $14.4 million of 7.63% Capital Trust Securities maturing on April 15, 2028, respectively, which it guarantees.  The 2028 Securities are redeemable in whole or in part, at KMI’s option at any time, at redemption prices as defined in the associated prospectus.  The 2027 Securities are redeemable in whole or in part at KMI’s option and at any time in certain limited circumstances upon the occurrence of certain events and at prices all defined in the associated prospectus supplements.  Upon redemption by KMI or at maturity of the Junior Subordinated Deferrable Interest Debentures, it must use the proceeds to make redemptions of the Capital Trust Securities on a pro rata basis.

KMP Senior Notes

As of December 31, 2011 and 2010, the net carrying value of the various series of KMP’s senior notes was $12,026.0 million and $10,876.7 million, respectively.  For a listing of the various outstanding series of KMP’s senior notes, see the

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

table above included in “—Long-Term Debt.”  All of KMP’s fixed rate senior notes provide that it may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

During 2011, KMP completed two separate public offerings of senior notes.  With regard to these offerings, it received proceeds, net of underwriter discounts, as follows: (i) $1,092.7 million from a March 4, 2011 public offering of a total of $1.1 billion in principal amount of senior notes, consisting of $500 million of 3.50% notes due March 1, 2016 and $600 million of 6.375% notes due March 1, 2041 and (ii) $743.3 million from an August 17, 2011 public offering of a total of $750 million in principal amount of senior notes, consisting of $375 million of 4.15% notes due March 1, 2022 and $375 million of 5.625% notes due September 1, 2041.  KMP used the proceeds from all of its 2011 debt offerings to reduce the borrowings under its commercial paper program.

On March 15, 2011, KMP paid $700 million to retire the principal amount of its 6.75% senior notes that matured on that date.  KMP used both cash on hand and borrowings under its commercial paper program to repay the maturing senior notes.

On May 19, 2010, KMP completed a public offering of senior notes.  KMP issued a total of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 5.30% notes due September 15, 2020, and $400 million of 6.55% notes due September 15, 2040.  KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $993.1 million, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

In addition, on November 1, 2010, KMP paid $250 million to retire the principal amount of its 7.50% senior notes that matured on that date.  KMP borrowed the necessary funds under its commercial paper program.

Kinder Morgan G.P., Inc. Preferred Shares

As of December 31, 2011, Kinder Morgan G.P., Inc. had outstanding 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057.  Until August 18, 2012, dividends will accumulate, commencing on the issue date, at a fixed rate of 8.33% per annum and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s Board of Directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2007.  After August 18, 2012, dividends on the preferred stock will accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and will be payable quarterly in arrears, when and if declared by Kinder Morgan G.P., Inc.’s Board of Directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012.  The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by KMP or its SFPP, L.P. or Calnev Pipe Line LLC subsidiaries.

During 2011, $8.3 million in cash dividends, or $83.30 per share, was paid on Kinder Morgan G.P. Inc.’s Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock.  On January 18, 2012, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share paid on February 20, 2012 to shareholders of record as of January 31, 2012.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, including purchase accounting adjustments and excluding the value of interest rate swaps, as of December 31, 2011, are summarized as follows (in millions):

Year	KMI(a)	KMP
2012	$1,260.8	$1,637.8
2013	(3.5)	508.2
2014	(5.1)	501.3
2015	240.6	299.9
2016	822.8	499.9
Thereafter	990.8	9,350.2
Total	$3,306.4	$12,797.3
____________

(a)	Includes purchase accounting on KMI’s and KMP’s outstanding debt associated with our Going Private Transaction.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Interest Rate Swaps

Information on our interest rate swaps is contained in Note 13 “Risk Management—Interest Rate Risk Management.”

Subsequent Event

On February 1, 2012, KMP repaid a principal amount of less than $0.1 million of its 9.00% senior notes due February 1, 2019 pursuant to debtholder one-time elections requiring it to repurchase notes owned by such holders at a purchase price equal to 100% of the principal amount of the notes tendered by the holder plus accrued and unpaid interest to, but excluding, the repurchase date of February 1, 2012.

9.  Share-based Compensation and Employee Benefits

Share-based Compensation

Kinder Morgan, Inc.

We completed an initial public offering in February 2011 as discussed further in Note 10 “Stockholders’ Equity—Kinder Morgan, Inc. – Equity Interests—Initial Public Offering.”  As a result of our initial public offering, our outstanding Class B units and Class A-1 units were converted to Class B shares and Class C shares, respectively.

Class P Shares

Stock Compensation Plan for Non-Employee Directors

In connection with our initial public offering, we have adopted the Stock Compensation Plan for Non-Employee Directors, in which our newly-appointed independent directors will participate.  None of the 11 directors nominated by Richard D. Kinder or the Sponsor Investors will participate in the plan.

The plan recognizes that the compensation to be paid to each non-employee director is fixed by our board, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each non-employee director who was not nominated by Richard D. Kinder or one of the Sponsor Investors, referred to as “eligible directors,” may elect to receive shares of Class P common stock.  Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year.  An eligible director may make a new election each calendar year.  The total number of shares of Class P common stock authorized under the plan is 250,000.  In 2011, 1,570 Class P shares were granted to non-employee directors, with a fair market value at the date of issuance of approximately $45,000.

Restricted Stock and Long-term Incentive Retention Award Plan

Upon our initial public offering, our restricted stock compensation program replaced our Long-term Incentive Retention Award Plan. Our restricted stock compensation program is available to employees eligible under the former Long-term Incentive Retention Award Plan, discussed below.  During 2011, we made restricted stock grants of 1,193,891 shares.  These grants are valued at $33.9 million, based on the closing market price of our common stock on either the date of grant or the measurement date, if different. Of these grants, a total of 213,040 restricted shares were issued in exchange for 2010 cash awards under the previous Long-term Incentive Retention Award Plan. Of these shares, 95,055 shares vest in 2012 and 117,985 shares vest in 2013. Of the remaining 980,851 restricted shares issued in 2011, 576,057 shares vest in 2014, 53,805 shares vest in 2016 and 350,989 shares vest in 2018.  The related expense less estimated forfeitures is recognized ratably over the vesting period of the restricted stock grants.  Upon vesting, the grants will be paid in our common shares.

During 2011, we recorded $4.2 million in amortization expense related to restricted stock grants.  In addition, in conjunction with the exchange for restricted shares discussed above, we recorded an increase to additional paid-in capital in the amount of $2.3 million in 2011.  At December 31, 2011, unrecognized restricted stock compensation expense, less estimated forfeitures, was approximately $24.4 million.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table sets forth a summary of activity and related balances of our restricted stock for the period February 11, 2011 (the date of our initial public offering) through December 31, 2011 (in millions, except share amounts):

	February 11, 2011 Through December 31, 2011
	Shares	Weighted Average Grant Date Fair Value (In millions)
Outstanding at beginning of period	-	$-
Granted	980,851	27.9
Shares issued in exchange for cash awards	213,040	6.0
Forfeited	(30,801)	(1.0)
Outstanding at end of period	1,163,090	$32.9

Intrinsic value of restricted stock vested during the period		$-

From 2006 until our initial public offering, we elected not to make any restricted stock awards as a result of the Going Private Transaction.  To ensure that certain key employees who had previously received restricted stock and restricted stock unit awards continued under a long-term retention and incentive program, the Company implemented the Long-term Incentive Retention Award plan.  The plan provided cash awards approved by the compensation committees of the Company which are granted in July of each year to recommended key employees.  Senior management was not eligible for these awards.  These grants require the employee to sign a grant agreement.  The grants vest 100% after the third year anniversary of the grant provided the employee remains with the Company.  Grants were made in July of 2010 and 2009.  During the years ended December 31, 2011, 2010 and 2009, we expensed $12.5 million, $17.5 million and $9.0 million, respectively, related to these grants.

Awards of Participation Interests in Going Private Transaction

The holders of Class P common stock do not bear any of the economic cost of, and are not diluted by, the Class B shares, and the Class B shares and the conversions of Class B shares into Class P shares do not impact the per share dividends paid on the Class P shares or the aggregate dividends we pay to our shareholders.  In connection with the Going Private Transaction, members of management, including our named executive officers, were awarded Class B units as participation interests.  The awards and terms of the Class B units, determined after extensive negotiations between management and the Sponsor Investors, provided that the investors in the Going Private Transaction would bear the economic burden of any value of the Class B units, in exchange for which management agreed to forego any long-term compensation at least until the Sponsor Investors sell their interests in us.  The Class B units were converted into Class B shares in connection with our initial public offering, and the terms of the Class B shares continued to provide that the investors in the Going Private Transaction, and thus not the public shareholders, would bear the economic cost related to any Class B share value.  The aggregate amount of our Class P common stock into which the Class A shares, Class B shares and Class C shares can convert is fixed.  The conversion of Class B shares into Class P shares reduces the number of Class P shares into which the Class A shares and Class C shares can convert.  Therefore, we view the Class B shares, along with the Class A shares and Class C shares, as participation interests in the Going Private Transaction, rather than as awards of stock-based compensation.

The Class B shares are not subject to time vesting but may be forfeited upon termination of employment.  In addition, the number of Class P shares into which the Class B shares of a series will convert depends on the total value in excess of an agreed upon return threshold received by the holders of the corresponding series of Class A shares when such Class A shares are converted into Class P shares.  As a result, the remaining Class B shares of a series may convert into zero Class P shares if the return threshold is not met.

Class B Shares

1,978,513,629 Class B units were converted into 100,000,000 Class B shares in conjunction with our initial public offering. Class B shares are intended to substantially preserve the economic rights of Class B units in Kinder Morgan Holdco LLC but differ from the Class B units in certain respects, in that they are not subject to time vesting, have different forfeiture characteristics and do not have repurchase rights.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

During 2011, outstanding Class B shares were reduced by 5,867,404 due to share conversions.  As discussed above, we view the value of these B shares as participation interests in the Going Private Transaction, rather than as awards of stock-based compensation.  A total of 94,132,596 Class B shares were outstanding as of December 31, 2011.

During the first quarter of 2011, during which our Class B units were still outstanding, we recorded $3.0 million in Class B unit amortization expense.

Class C Shares

27,570,736 Class A-1 units were converted into 2,462,927 Class C shares in conjunction with our initial public offering. Class C shares are intended to substantially preserve the economic rights of Class A-1 units in Kinder Morgan Holdco LLC but differ from the Class A-1 units in certain respects, in that they are not subject to forfeiture and do not have repurchase rights.

During 2011, outstanding Class C shares were reduced by 144,669 due to share conversions.  As discussed above, we view the value of these C shares as participation interests in the Going Private Transaction, rather than as awards of stock-based compensation.  A total of 2,318,258 Class C shares were outstanding as of December 31, 2011.

During the first quarter of 2011, during which our Class A-1 units were still outstanding, we recorded $0.6 million in Class A-1 unit amortization expense.

The following discussion of our equity interests is based on the classes of ownership interests outstanding as of December 31, 2010, prior to our initial public offering.

Our limited liability company agreement prior to our initial public offering created three classes of ownership interests or units: Class A units, Class A-1 Units and Class B Units.  For further information, see Note 10 “Stockholders’ Equity.” The Class A-1 Units were granted to certain members of management.  The Class B units were granted to certain members of management as a replacement to previous incentive compensation programs.  The granting of both the Class A-1 Units and the Class B Units were accounted for as equity awards.

Class A-1 Units

Class A-1 Units entitled the holder to receive a distribution once certain other distribution criteria had been met.  A total of 27,570,736 Class A-1 Units (including phantom Class A-1 Units) were authorized and outstanding as of December 31, 2010, all of which were granted as of the close of the Going Private Transaction.  Class A-1 Units could have been purchased, under certain circumstances including a service condition, by KMI for no consideration for a period of four years from the date of issuance.  As the A-1 units were equity interests in KMI, a private limited liability company at that time, a discounted cash flow analysis was prepared to determine a grant date fair value of these awards of $6.2 million.  This grant date fair value was amortized over the 4 year requisite service period.  During each of the years ended December 31, 2010 and 2009, we amortized $1.6 million with respect to such units, however, we had no obligation, nor did we expect to pay any amounts in respect of such units.

Class B Units

Class B Units entitled the holder to receive a distribution once certain other distribution criteria had been met.  A total of 1,978,513,629 Class B Units (including phantom Class B Units) were outstanding as of December 31, 2010, all of which were granted as of the close of the Going Private Transaction or shortly thereafter.  Class B Units were subject to time vesting where one third of each grant time vested or was to time vest, as applicable, on the third, fourth, and fifth anniversary of the date of issuance.  As the Class B units were equity interests in KMI, a private limited liability company at that time, a discounted cash flow analysis was prepared to determine a grant date fair value of these awards of $23.0 million.  This grant date fair value was being amortized over the 5 year requisite service period with one third of the total fair value being amortized over 3, 4 and 5 years, respectively.  During the years ended December 31, 2010 and 2009, we amortized $4.5 million and $6.0 million with respect to such units, however, we had no obligation, nor did we expect to pay any amounts in respect to such units.

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

During 2009, 17,500 unit appreciation rights were exercised at an aggregate fair value of $53.75 per unit.  As of December 31, 2010, 17,500 unit appreciation rights had been granted, vested and remained outstanding.  In 2011, 17,500 unit appreciation rights were exercised at an aggregate fair value of $81.86 per unit, paid in a cash amount of $671,200.  Accordingly, as of December 31, 2011, no unit appreciation rights remained outstanding.

The Kinder Morgan Energy Partners, L.P. Common Unit Compensation Plan for Non-Employee Directors recognizes that the compensation to be paid to each non-employee director is fixed by the KMR board, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving cash compensation, each non-employee director may elect to receive common units.  A non-employee director may make a new election each calendar year.  The total number of common units authorized under this compensation plan is 100,000.  All common units issued under this plan are subject to forfeiture restrictions that expire six months from the date of issuance.  A total of 2,450 common units were issued to non-employee directors in both 2011 and 2010, respectively, as a result of their elections to receive common units in lieu of cash compensation.

Pension and Postretirement Benefit Plans

Kinder Morgan, Inc.

Retirement Plans

We have defined benefit pension plans covering eligible full-time employees.  These plans provide pension benefits that are based on the employees’ compensation during the period of employment, age and years of service.  These plans are tax-qualified subject to the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended.  Our funding policy is to contribute annually the recommended contribution using the actuarial cost method and assumptions used for determining annual funding requirements.  Plan assets consist primarily of pooled fixed income, equity, bond and money market funds.  Plan assets included $13.4 million of KMI Class P common stock at December 31, 2011. The Plan did not have any material investments in our company or affiliates as of December 31, 2010.

Total amounts recognized in net periodic pension cost include the following components (in millions):

	Year Ended December 31,
	2011	2010	2009
Net periodic pension benefit cost
Service cost	$12.5	$12.0	$4.8
Interest cost	16.5	16.3	15.8
Expected return on assets	(22.2)	(19.5)	(16.2)
Amortization of prior service cost	(0.5)	0.1	0.1
Amortization of loss	7.2	6.5	7.9
Special termination benefits	0.1	-	-
Net periodic pension benefit cost	$13.6	$15.4	$12.4

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the pension benefit obligation (in millions):

	Year Ended December 31,
	2011	2010
Benefit obligation at beginning of period	$308.3	$274.4
Service cost	12.5	12.0
Interest cost	16.5	16.3
Actuarial loss	29.2	19.7
Benefits paid	(17.6)	(14.1)
Plan amendments	(5.5)	-
Special termination benefits	0.1	-
Benefit obligation at end of period	$343.5	$308.3

The accumulated benefit obligation at December 31, 2011 and 2010 was $326.7 million and $298.0 million, respectively.

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of the plans’ assets and the plans’ funded status (in millions):

	Year Ended December 31,
	2011	2010
Fair value of plan assets at beginning of period	$250.2	$220.1
Actual return on plan assets during the period	5.6	24.2
Contributions by employer	20.0	20.0
Benefits paid during the period	(17.6)	(14.1)
Fair value of plan assets at end of period	258.2	250.2
Benefit obligation at end of period	(343.5)	(308.3)
Funded status at end of period	$(85.3)	$(58.1)

Our accompanying consolidated balance sheets at December 31, 2011 and 2010 include a balance of $85.3 million and $58.1 million, respectively, under the caption “Other Long-term Liabilities and Deferred Credits” related to our pension plans.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets at fair value (in millions):

	Assets at fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$8.1	$-	$8.1
Insurance contracts	-	12.0	-	12.0
Mutual funds	26.3	57.2	-	83.5
Common and preferred stocks	86.4	-	-	86.4
Corporate bonds	-	33.7	-	33.7
U.S. government securities	-	17.6	-	17.6
Asset backed securities	-	2.8	-	2.8
Limited partnerships	-	-	8.1	8.1
Private equity	-	-	5.3	5.3

Total asset fair value	$112.7	$131.4	$13.4	$257.5	(a)
____________

(a)	Excludes $0.7 million in interest, dividend, tax claim and investment receivables.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Assets at fair value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$14.1	$-	$14.1
Insurance contracts	-	12.0	-	12.0
Mutual funds	11.8	67.6	-	79.4
Common and preferred stocks	88.6	0.1	0.1	88.8
Corporate bonds	-	29.0	-	29.0
U.S. government securities	-	12.2	-	12.2
Asset backed securities	-	2.9	-	2.9
Limited partnerships	-	-	6.9	6.9
Private equity	-	-	4.4	4.4

Total asset fair value	$100.4	$137.9	$11.4	$249.7	(a)
____________

(a)	Excludes $0.5 million in interest, dividend, tax claim and investment receivables.

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

Insurance contracts: Valued at contract value, which approximates fair value.

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets (in millions):

	Level 3 assets at fair value at December 31, 2011
	Limited Partnerships	Private Equity	Common Stock	Total
Balance, beginning of year	$6.9	$4.4	$0.1	$11.4
Realized and unrealized gains	1.0	0.6	-	1.6
Purchases and sales	0.2	0.3	(0.1)	0.4
Level 3 end of year balance	$8.1	$5.3	$-	$13.4
Changes in unrealized net gains relating to contracts still held at end of period	$1.0	$0.6	$-	$1.6

	Level 3 assets at fair value at December 31, 2010
	Limited Partnerships	Private Equity	Common Stock	Total
Balance, beginning of year	$5.2	$3.2	$-	$8.4
Transfers to level 3	-	-	0.1	0.1
Realized and unrealized gains	0.6	0.4	-	1.0
Purchases and sales	1.1	0.8	-	1.9
Level 3 end of year balance	$6.9	$4.4	$0.1	$11.4
Changes in unrealized net gains relating to contracts still held at end of period	$0.7	$0.3	$-	$1.0

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Changes in the underlying value of level 3 assets due to the effect of measurement were immaterial for the years ended December 31, 2011 and 2010.

Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of (in millions, net of tax):

	Year Ended December 31,
	2011	2010
Beginning balance	$105.1	$96.6
Net loss arising during period	45.8	15.1
Prior service cost arising during period	(5.5)	-
Amortization of (gain)	(7.2)	(6.5)
Amortization of prior service cost	0.5	(0.1)
Ending balance	$138.7	$105.1

Accumulated other comprehensive loss balances for retirement plans included in our accompanying consolidated balance sheets at December 31, 2011 and 2010 consist of the following (in millions, net of tax):

	December 31,
	2011	2010
Unrecognized net loss	$143.2	$104.5
Unrecognized prior service cost	(4.5)	0.6
Total	$138.7	$105.1

Our actuarial estimates allocate costs based on projected employee costs.  As experience develops under our plan, actuarial gains (losses) result from experience more favorable (unfavorable) than assumed.

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost over the next fiscal year is $10.0 million.

In February 2012, we contributed approximately $20.0 million to the Plan.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Fiscal year	Expected net benefit payments
2012	$17.9
2013	$18.8
2014	$20.0
2015	$21.1
2016	$22.3
2017-2021	$131.7

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

In addition to the Retirement Plan described above, we have the Kinder Morgan, Inc. Savings Plan (the Plan), a defined contribution 401(k) plan.  The Plan permits all eligible Plan participants to contribute between 1% and 50% of eligible compensation, on a pre-tax or after-tax (Roth 401k) basis, into their accounts.  Effective August 2011, for most of the Plan’s eligible participants, the Company contribution is 5% of eligible compensation per year.

Certain Plan participants’ contributions and Company contributions are based on collective bargaining agreements.  The contributions are made each pay period on behalf of each eligible participant.  Participants may direct the investment of their contributions and all Company contributions, including discretionary contributions, into a variety of investments.  Plan assets are held and distributed pursuant to a trust agreement.  The total amount contributed for the years ended December 31, 2011, 2010 and 2009 was $24.2 million, $21.0 million and $19.8 million, respectively.

Company contributions for participants vest on the second anniversary of the date of hire.  Vesting on Company contributions for bargaining employees will follow the collective bargaining agreements.

At its July 2008 meeting, the Compensation Committee of our Board of Directors approved a special contribution of an additional 1% of base pay into the Plan for each eligible participant. At that time, the Company contribution was 4% of eligible compensation.  Each eligible participant received an additional 1% Company contribution based on eligible base pay each pay period beginning with the first pay period of August 2008 and continuing through the last pay period of July 2009.  The additional 1% contribution did not change or otherwise impact the annual 4% contribution that most of the eligible participants received and the vesting schedule mirrored the Company’s 4% contribution.

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

Total amounts recognized in net periodic postretirement benefit cost include the following components (in millions):

	Year Ended December 31,
	2011	2010	2009
Net periodic postretirement benefit cost
Service cost	$0.2	$0.2	$0.3
Interest cost	4.2	4.5	4.5
Expected return on assets	(5.1)	(5.1)	(4.6)
Amortization of loss	3.8	3.4	2.5
Net periodic postretirement benefit cost	$3.1	$3.0	$2.7

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table sets forth the reconciliation of the beginning and ending balances of the accumulated postretirement benefit obligation (in millions):

	Year Ended December 31,
	2011	2010
Benefit obligation at beginning of period	$84.1	$75.6
Service cost	0.2	0.2
Interest cost	4.2	4.5
Actuarial loss	9.8	11.9
Benefits paid	(12.5)	(11.5)
Retiree contributions	3.5	3.4
Early retiree reinsurance receipts	1.1	-
Benefit obligation at end of period	$90.4	$84.1

The following table sets forth the reconciliation of the beginning and ending balances of the fair value of plan assets and the plan’s funded status (in millions):

	Year Ended December 31,
	2011	2010
Fair value of plan assets at beginning of period	$60.6	$54.1
Actual return on plan assets	2.0	8.1
Contributions	0.2	6.7
Retiree contributions	3.5	3.4
Benefits paid	(12.7)	(11.7)
Early retiree reinsurance receipts	1.1	-
Fair value of plan assets at end of period	54.7	60.6
Benefit obligation at end of period	(90.4)	(84.1)
Funded status at end of period	$(35.7)	$(23.5)

Our accompanying consolidated balance sheets at December 31, 2011 and 2010 include balances of $35.7 million and $23.5 million, respectively, under the caption “Other Long-term Liabilities and Deferred Credits,” related to our other postretirement benefit plans.

The following table sets forth by level, within the fair value hierarchy, the fair value of postretirement benefit assets (in millions):

	Assets at fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$3.4	$-	$3.4
Insurance contracts	-	42.7	-	42.7
Mutual funds	8.0	0.6	-	8.6

Total asset fair value	$8.0	$46.7	$-	$54.7

	Assets at fair value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$-	$5.5	$-	$5.5
Insurance contracts	-	44.8	-	44.8
Mutual funds	10.3	-	-	10.3

Total asset fair value	$10.3	$50.3	$-	$60.6

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Other changes in plan assets and benefit obligations recognized in other comprehensive income consist of (in millions, net of tax):

	Year Ended December 31,
	2011	2010
Beginning balance	$40.4	$34.9
Net loss arising during period	13.2	8.9
Amortization of (gain)	(3.8)	(3.4)
Ending balance	$49.8	$40.4

Accumulated other comprehensive loss balances for other postretirement employee benefits included in our accompanying balance sheets at December 31, 2011 and 2010 consist of the following (in millions, net of tax):

	December 31,
	2011	2010
Unrecognized net loss	$49.8	$40.4

The estimated net loss for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost over the next fiscal year is $4.8 million.  NGPL expects to contribute approximately $1.6 million to the plan in 2012.

A one-percentage-point increase (decrease) in the assumed health care cost trend rate for each future year would have increased (decreased) the aggregate of the service and interest cost components of the 2011 net periodic postretirement benefit cost by approximately $3,862 $(3,521) and would have increased (decreased) the accumulated postretirement benefit obligation as of December 31, 2011 by approximately $73,324 $(68,154).

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Fiscal year	Expected net benefit payments
2012	$7.3
2013	$7.1
2014	$6.9
2015	$6.8
2016	$6.6
2017-2020	$31.0

Actuarial Assumptions

The assumptions used to determine benefit obligations for the pension and postretirement benefit plans were:

	Year Ended December 31,
	2011	2010	2009
Discount rate-pension benefits	4.50%	5.50%	6.00%
Discount rate-postretirement benefits	4.25%	5.00%	5.75%
Expected long-term return on assets	8.90%	8.90%	8.90%
Rate of compensation increase (pension plan only)	3.50%	3.50%	3.50%

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The assumptions used to determine net periodic benefit cost for the pension and postretirement benefits were:

	Year Ended December 31,
	2011	2010	2009
Discount rate-pension benefits	5.50%	6.00%	6.25%
Discount rate-postretirement benefits	5.00%	5.75%	6.25%
Expected long-term return on assets	8.90%	8.90%	8.75%
Rate of compensation increase (pension plan only)	3.50%	3.50%	3.50%

The assumed healthcare cost trend rates for the postretirement plan were:

	Year Ended December 31,
	2011	2010	2009
Healthcare cost trend rate assumed for next year	3.00%	3.00%	3.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	3.00%	3.00%	3.00%
Year the rate reaches the ultimate trend rate	2011	2010	2009

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

As of December 31, 2011, the following target asset allocation ranges were in effect for the pension plans (Minimum/Target/Maximum): Cash – 0%/4%/13%; Fixed Income –25%/36%/50%; Equity – 32%/55%/80% and Alternative Investments – 0%/5%/10%.  As of December 31, 2011, the following target asset allocation ranges were in effect for the retiree medical and retiree life insurance plans (Minimum/Target/Maximum): Cash – 0%/5%/15%; Fixed Income –25%/35%/45% and Equity – 40%/60%/80%.  In order to achieve enhanced diversification, the equity category is further subdivided into sub-categories with respect to small cap vs. large cap, value vs. growth and international vs. domestic, each with its own target asset allocation.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Return on Plan Assets

For the year ending December 31, 2011, our defined benefit pension plan yielded a weighted-average rate of return of 1.72%, below the expected rate of return on assets of 8.9%.  Investment performance for a balanced fund comprised of a similar mix of assets yielded a weighted-average return of 1.26%, so the plans outperformed the benchmark balanced fund index.  For the year ending December 31, 2011, our retiree medical and retiree life insurance plans yielded a weighted-average rate of return of 1.18%, below the expected rate of return on assets of 8.9%.  Investment performance for a balanced fund comprised of a similar mix of assets yielded a weighted-average return of 2.16%, so the plans underperformed the benchmark balanced fund index.

At December 31, 2011, our pension plan assets consisted of 56.8% equity, 35.2% fixed income, 5.2% alternative investments and 2.8% cash and cash equivalents, and the retiree medical and retiree life insurance plan assets consisted of 38.9% equity, 40.6% fixed income and 20.5% cash and cash equivalents.  Historically over long periods of time, widely traded large cap equity securities have provided a return of 10%, while fixed income securities have provided a return of 6%, indicating that a long term expected return predicated on the asset allocation as of December 31, 2011 would be approximately 8.87% to 9.39% if investments were made in the broad indexes for the defined benefit pension plan, and 7.07% to 7.52% for the retiree medical and retiree life insurance plan.  We arrived at an overall expected return of 8.9% for both the periodic benefit cost calculations and the benefit obligation calculations as of December 31, 2011.

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

KMP’s combined net periodic benefit costs for these Trans Mountain pension and postretirement benefit plans for 2011, 2010 and 2009 were approximately $6.9 million, $3.9 million and $2.9 million, respectively, recognized ratably over each year.  As of December 31, 2011, KMP estimates its overall net periodic pension and postretirement benefit costs for these plans for the year 2012 will be approximately $11.3 million, although this estimate could change if there is a significant event, such as a plan amendment or a plan curtailment, which would require a remeasurement of liabilities.  KMP expects to contribute approximately $8.9 million to these benefit plans in 2012.

Additionally, in connection with its acquisition of SFPP, L.P. in 1998, KMP acquired certain liabilities for pension and postretirement benefits.  KMP provides medical and life insurance benefits to current employees of SFPP, as well as their covered dependents and beneficiaries.  KMP also provides the same benefits to former salaried employees of SFPP and KMP will continue to fund these costs for those employees currently in the plan during their retirement years.

SFPP’s postretirement benefit plan is frozen and no additional participants may join the plan.  Benefits under the SFPP postretirement benefit plan are provided by the Burlington Northern Santa Fe railroad and KMP reimburses BNSF for the costs of the plan.   KMP’s net periodic benefit cost for the SFPP postretirement benefit plan for 2011 was $0.1 million, and for each of the years ended December 31, 2010 and 2009, KMP’s net periodic benefit cost was a credit of less than $0.1 million.  The credits in 2010 and 2009 resulted in increases to income, largely due to amortizations of an actuarial gain and a negative prior service cost.  As of December 31, 2011, KMP estimates its overall net periodic postretirement benefit cost for the SFPP postretirement benefit plan for the year 2012 will be approximately $0.1 million; however, this estimate could change if a future significant event would require a remeasurement of liabilities.  In addition, KMP expects to contribute approximately $0.3 million to this postretirement benefit plan in 2012.

As of December 31, 2011 and 2010, the recorded value of KMP’s pension and postretirement benefit obligations for these plans was a combined $70.0 million and $44.8 million, respectively.  KMP considers its pension and postretirement benefit liability exposure and the fair value of its pension and postretirement plan assets to be minimal in relation to the value of its total consolidated assets and net income.

Multiemployer Plans

As a result of acquiring several terminal operations, primarily KMP’s acquisition of Kinder Morgan Bulk Terminals, Inc. effective July 1, 1998, KMP participates in several multi-employer pension plans for the benefit of employees who

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

are union members.  KMP does not administer these plans and contributes to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans were approximately $12.3 million, $10.3 million and $8.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

10.  Stockholders’ Equity

During the years ended December 31, 2011, 2010 and 2009, there were no material changes in our ownership interests in subsidiaries, in which we retained a controlling financial interest.

Kinder Morgan, Inc. – Equity Interests

Common Equity

The following table sets forth the changes in the outstanding shares during 2011 since becoming public (see “—Initial Public Offering” following):

	Shares Outstanding
	Class P	Class A	Class B	Class C
Balance at February 16, 2011	109,786,590	597,213,410	100,000,000	2,462,927
Restricted shares vested	1,570	-	-	-
Shares converted	61,241,023	(61,241,023)	(5,867,404)	(144,669)
Shares cancelled	(108,043)	-	-	-
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258

For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities.

Initial Public Offering

In the following discussion, the Investors refer to: (i) Richard D. Kinder, our Chairman and Chief Executive Officer; (ii) investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, which we refer to collectively as the “Sponsor Investors;” (iii) Fayez Sarofim, one of our directors, and investment entities affiliated with him, and an investment entity affiliated with Michael C. Morgan, another of our directors, and William V. Morgan, one of our founders; and (iv) a number of other members of our management.

On February 16, 2011, we completed an initial public offering of our common stock (the offering).  In connection with the offering, we converted from a Delaware limited liability company to a Delaware corporation.  Our outstanding Class A units, Class B units and Class A-1 units were converted to Class A shares, Class B shares and Class C shares, respectively.  Upon this conversion, the Sponsor Investors then converted some of their Class A shares on a one-for-one basis into our common stock sold in the offering.  No shares were sold by members of management in the offering.  All of the common stock that was sold in the offering was sold by existing investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, and we did not receive any proceeds from the offering.  The class of common stock sold in the offering was our Class P common stock, which is sometimes referred to herein as our “common stock.” Our then existing investors prior to the offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.”The terms of the Class A shares, Class B shares and Class C shares are intended to preserve substantially the same relative rights to share in the value of Kinder Morgan, Inc.’s equity that the Class A units, Class B units and Class A-1 units, respectively, had with respect to Kinder Morgan Holdco LLC’s equity.

In the offering, the selling stockholders sold 109,786,590 shares, or approximately 15.5% of our outstanding shares.  Upon the closing of the offering, our investor retained stock was convertible into a fixed aggregate of 597,213,410 shares of common stock, which represented 84.5% of our outstanding shares of common stock on a fully-converted basis.  The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert will be determined in accordance with our certificate of incorporation.  The conversion of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding.  The relative portion of the total number of our common shares issuable upon conversion to the holders of the Class A shares, the Class B shares and the Class C shares, respectively, will depend on the total value that has been received by such holders in connection with dividends

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

and conversions of those shares into shares of our common stock.  The conversion of Class B shares and Class C shares into our common stock will result in a corresponding decrease in the number of shares of our common stock into which our Class A shares will be able to convert because the Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of shares of our common stock.

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock.  The holders of our outstanding Class A shares, Class B shares and Class C shares are entitled to receive, in the aggregate, the proportion of any such dividend allocable to the maximum number of common shares into which they would then convert (measured on the record date for such dividend).  The dividends received by holders of Class A shares, Class B shares and Class C shares will adjust over time as described above under “—Initial Public Offering.” The Class A shares, Class B shares and Class C shares will receive, in the aggregate, dividends on a fully-converted common stock basis, and the payment of those dividends will not otherwise affect the per share dividends received by our common shares since the aggregate number of common shares into which our Class A shares, Class B shares and Class C shares can convert is fixed.

Our certificate of incorporation provides that, in general, no dividends will be paid to holders of Class A shares and Class C shares until annual dividends of up to $50 million are paid to the holders of Class B shares.  Subject to certain limitations set forth in our charter, such priority dividends are payable to the holders of Class B shares until the earlier of: (i) such holders have received dividends of approximately $200 million, (ii) sixteen quarters have elapsed since our first dividend payment date after the closing of the offering, or (iii) the holders of the Class A shares, the holders of the Class B shares and the holders of the Class C shares have received total value equal to 150% of the original capital.

On February 11, 2011, our Board of Directors declared and paid a dividend to our then existing investors of $245.8 million with respect to the period for which we were not public.  This consisted of $205.0 million for the fourth quarter of 2010 and $104.8 million for the first 46 days of 2011, representing the portion of the first quarter of 2011 that we were not public, less a one-time adjustment of $64.0 million in available earnings and profits reserved for the after tax cost of special cash bonuses (and premium pay) in an aggregate amount of approximately $100 million that was paid in May of 2011 to certain of our non-senior management employees.  No holders of our Class B shares or Class C shares received such bonuses.  During the year ended December 31, 2010, we paid distributions on our Class A units totaling $700.0 million.

Subsequent to the offering and through December 31, 2011, we paid dividends totaling $523.8 million, or $0.74 per common share, which consisted of (i) the initial quarterly dividend of $0.14 per share for the first quarter of 2011, representing a prorated amount for the period during the first quarter that we were public and (ii) quarterly dividends of $0.30 per share with respect to the second and third quarters of 2011.  On January 18, 2012, our Board of Directors declared a dividend of $0.31 per share for the fourth quarter of 2011 paid on February 15, 2012, to shareholders of record as of January 31, 2012.  Since this dividend was declared after the end of the quarter, no amount is shown in our December 31, 2011 balance sheet as a dividend payable.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Comprehensive Income – Income Tax Expense

The following table sets forth the tax amounts included in the respective components of other comprehensive income (loss) (in millions):

Tax Benefit (Expense) Included in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010	2009
Kinder Morgan, Inc.
Change in fair value of derivatives utilized for hedging purposes	$(5.2)	$8.9	$85.5
Reclassification of change in fair value of derivatives to net income	(36.5)	(10.4)	24.5
Foreign currency translation adjustments	7.9	(20.6)	(34.7)
Benefit plan adjustments	25.3	9.2	(1.6)
Benefit plan amortization	(3.9)	(3.7)	(3.7)
Tax benefit (expense) included in total other comprehensive income (loss) attributable to Kinder Morgan, Inc.	(12.4)	(16.6)	70.0

Noncontrolling interests
Change in fair value of derivatives utilized for hedging purposes	(0.7)	3.8	20.7
Reclassification of change in fair value of derivatives to net income	(12.8)	(9.4)	(4.5)
Foreign currency translation adjustments	2.2	(5.0)	(11.4)
Benefit plan adjustments	1.7	0.1	0.1
Benefit plan amortization	-	-	-
Tax benefit (expense) included in total other comprehensive income (loss) attributable to noncontrolling interests	(9.6)	(10.5)	4.9

Total
Change in fair value of derivatives utilized for hedging purposes	(5.9)	12.7	106.2
Reclassification of change in fair value of derivatives to net income	(49.3)	(19.8)	20.0
Foreign currency translation adjustments	10.1	(25.6)	(46.1)
Benefit plan adjustments	27.0	9.3	(1.5)
Benefit plan amortization	(3.9)	(3.7)	(3.7)
Tax benefit (expense) included in total other comprehensive income (loss)	$(22.0)	$(27.1)	$74.9

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	December 31,
	2011	2010
KMP	$3,239.1	$3,135.4
KMR	1,987.8	1,956.2
Other	20.2	8.3
	$5,247.1	$5,099.9

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own.  At December 31, 2011, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, 35,739,254 limited partner units of KMP.  These units, which consist of 16,370,428 common units, 5,313,400 Class B units and 14,055,426 i-units, represent approximately 10.6% of the total limited partner interests of KMP.  In addition, we are the sole common stockholder of the general partner of KMP, which holds an effective 2% interest in KMP and its operating partnerships.  Together, at December 31, 2011, our limited partner and general partner interests represented approximately 12.4% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP.  This difference results from the existence of incentive distribution rights held by the general partner shareholder.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Contributions

Contributions from our noncontrolling interests consist primarily of KMP’s issuance of its common units that we did not purchase or obtain.  On February 25, 2011, KMP entered into a second amended and restated equity distribution agreement with UBS Securities LLC (UBS) to provide for the offer and sale of KMP common units having an aggregate offering price of up to $1.2 billion (up from an aggregate offering price of up to $600 million under KMP’s first amended and restated agreement) from time to time through UBS, as its sales agent.  Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between KMP and UBS.  Under the terms of this agreement, KMP also may sell its common units to UBS as principal for its own account at a price agreed upon at the time of the sale.  Any sale of common units to UBS as principal would be pursuant to the terms of a separate agreement between KMP and UBS.

This equity distribution agreement provides KMP the right, but not the obligation, to sell common units in the future, at prices it deems appropriate.  KMP retains at all times complete control over the amount and the timing of each sale, and we will designate the maximum number of common units to be sold through UBS, on a daily basis or otherwise as it and UBS agree.  UBS will then use its reasonable efforts to sell, as KMP’s sales agent and on KMP’s behalf, all of the designated common units.  KMP may instruct UBS not to sell common units if the sales cannot be effected at or above the price designated by KMP in any such instruction.  Either KMP or UBS may suspend the offering of common units pursuant to the agreement by notifying the other party.

In 2011, KMP issued 5,764,708 of its common units pursuant to its equity distribution agreement.  After commissions of $3.2 million, KMP received net proceeds from the issuance of these common units of $421.4 million.  KMP used the proceeds to reduce the borrowings under its commercial paper program.

KMP also completed the following equity issuances in 2011:

▪
On June 10, 2011, KMP issued 324,961 common units as part of its purchase price for the petroleum coke terminal assets it acquired from TGS Development, L.P.  KMP valued the common units at $23.7 million, determining the units’ value based on the $73.01 closing market price of KMP’s common units on the New York Stock Exchange on the June 10, 2011 acquisition date (for more information on this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(15) TGS Development, L.P. Terminal Acquisition;” and

▪
On June 17, 2011, KMP issued, in a public offering, 6,700,000 of its common units at a price of $71.44 per unit, less commissions and underwriting expenses.  At the time of the offering, KMP granted the underwriters a 30-day option to purchase up to an additional 1,005,000 common units from KMP on the same terms and conditions, and upon the underwriters’ exercise of this option in full, it issued the additional 1,005,000 common units on June 27, 2011.  KMP received net proceeds, after deducting the underwriter discount, of $533.9 million from the issuance of these 7,705,000 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

The above equity issuances during the year ended December 31, 2011 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $934.5 million; (ii) accumulated deferred income taxes by $16.1 million; and (iii) additional paid-in capital by $28.4 million.

2010 Issuances

In 2010, KMP issued 3,902,225 of its common units pursuant to our equity distribution agreement with UBS.  After commissions of $2.0 million, KMP received net proceeds from the issuance of these common units of $266.3 million.  KMP used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility.

KMP also completed the following equity issuances in 2010:

▪
On January 15, 2010, KMP issued 1,287,287 common units as a portion of its purchase price for additional ethanol handling terminal assets it acquired from US Development Group LLC.  KMP valued the common units at $81.7 million, determining the units’ value based on the $63.45 closing market price of the common units on the New York Stock Exchange on the January 15, 2010 acquisition date (for more information on this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(5) USD Terminal Acquisition;”

▪
On May 7, 2010, KMP issued, in a public offering, 6,500,000 of its common units at a price of $66.25 per unit, less commissions and underwriting expenses.  After deducting the underwriter discount, KMP received net proceeds of $417.4 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program and its bank credit facility; and

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

The above equity issuances during the year ended December 31, 2010 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $804.5 million; (ii) accumulated deferred income taxes by $13.0 million; and (iii) additional paid-in capital by $22.9 million.

In early January 2012, KMP issued 160,510 of its common units for the settlement of sales made on or before December 31, 2011 pursuant to its equity distribution agreement with UBS.  After commissions of $0.1 million, KMP received net proceeds of $13.4 million for the issuance of these common units, and used the proceeds to reduce the borrowings under its commercial paper program.

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

Cash from Interim Capital Transactions.  Cash from interim capital transactions will generally result only from distributions that are funded from borrowings, sales of debt and equity securities and sales or other dispositions of assets for cash, other than inventory, accounts receivable and other current assets and assets disposed of in the ordinary course of business.

Rule for Characterizing Distributions.  Generally, all available cash distributed by KMP from any source will be treated as distributions of cash from operations unless the sum of all available cash distributed equals the cumulative amount of cash from operations actually generated from the date KMP commenced operations through the end of the calendar quarter prior to that distribution.  Any distribution of available cash which, when added to the sum of all prior distributions, is in excess of the cumulative amount of cash from operations, will be considered a distribution of cash from interim capital transactions until the initial common unit price is fully recovered as described below under “—Allocation of Distributions from Interim Capital Transactions.”  For purposes of calculating the sum of all distributions of available cash, the total equivalent cash amount of all distributions of i-units to KMR, as the holder of all i-units, will be treated as distributions of available cash, even though the distributions to KMR are made in additional i-units rather than cash.  KMP retains this cash and uses it in its business.  To date, all of KMP’s available cash distributions, other than a $177.1 million distribution of cash from interim capital transactions for the second quarter of 2010 (paid in the third quarter of 2010), have been treated as distributions of cash from operations.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

As cash from interim capital transactions is distributed, it would be treated as if it were a repayment of the offering price of the common units.  To reflect that repayment, the first three distribution target levels of cash from operations would be adjusted downward proportionately by multiplying each distribution target level amount by a fraction, the numerator of which is the unrecovered initial common unit price immediately after giving effect to that distribution and the denominator of which is the unrecovered initial common unit price immediately prior to giving effect to that distribution.  When the initial common unit price is fully recovered, then each of the first three distribution target levels will have been reduced to zero and thereafter, all distributions of available cash from all sources will be treated as if they were cash from operations and available cash will be distributed 50% to all classes of units pro rata (with the distribution to i-units being made instead in the form of i-units), and 50% to Kinder Morgan G.P., Inc. as KMP’s general partner.  In connection with the distribution of cash from interim capital transactions for the second quarter 2010, mentioned following, we waived any adjustment in the target distribution levels and any reduction in the unrecovered initial common unit price that otherwise would have been made because of that distribution of cash from interim capital transactions.

KMP’s distribution of cash for the year ended December 31, 2010 from interim capital transactions totaled $177.1 million (approximately $0.56 per limited partner unit) which resulted in Kinder Morgan G.P., Inc., as KMP’s general partner receiving a reduced incentive amount of $168.3 million (including our 2% general partner interest, total cash distributions to us were reduced by $170.0 million).  We, as the owner of KMP’s general partner, also waived an incentive amount equal to $28.4 million and $11.1 million in the years ended December 31, 2011 and 2010, respectively, related to common units that KMP issued to finance a portion of its May 2010 KinderHawk Field Services LLC acquisition.  Beginning with KMP’s distribution payments for the quarterly period ended June 30, 2010, we had agreed not to take incentive distributions related to this acquisition of its initial 50% interest in KinderHawk through year-end 2011.

During the year ended December 31, 2011, KMP paid distributions of $4.61 per common unit, of which $955.0 million was paid to the public holders (represented in noncontrolling interests) of KMP’s common units.  On January 18, 2012, KMP declared a quarterly distribution of $1.16 per common unit for the quarterly period ended December 31, 2011.  The distribution was paid on February 14, 2012 to unitholders of record as of January 31, 2012.  Related to this February 14, 2012 distribution, we, as the owner of KMP’s general partner, waived an incentive distribution amount equal to $7.2 million related to common units that KMP issued to finance a portion of its May 2010 KinderHawk acquisition.  Furthermore, to support KMP’s acquisition of the remaining 50% interest in KinderHawk effective July 1, 2011, through our ownership of KMP’s general partner, we have agreed to waive incentive distribution amounts equal to $25.5 million

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

for 2012 and $3.5 million for 2013.  For more information about this acquisition, see Note 3 “Acquisitions and Divestitures—Acquisitions—(16) KinderHawk Field Services LLC and EagleHawk Field Services LLC.”

Kinder Morgan Management, LLC

KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  KMR has paid share distributions totaling 6,601,402, 6,369,724 and 7,540,357 shares in the years ended December 31, 2011, 2010 and 2009, respectively.  On February 14, 2012, KMR made a share distribution of 0.014863 shares per outstanding share (1,464,145 total shares) to shareholders of record as of January 31, 2012, based on the $1.16 per common unit distribution declared by KMP.

At December 31, 2011, we owned approximately 14.1 million KMR shares representing approximately 14.3% of KMR’s outstanding shares.

11.  Related Party Transactions

Kinder Morgan, Inc. Common Stock

On November 22, 2011, Richard D. Kinder, our Chief Executive Officer and Chairman of our Board of Directors, entered into an agreement to purchase with his personal funds an aggregate of 19,723,865 of Kinder Morgan, Inc. Class P shares for an aggregate net sale amount of approximately $500 million ($25.35 per share) from several Sponsor Investors (Sellers) pursuant to the terms of a Stock Purchase Agreement, dated as of November 22, 2011, by and among Richard D. Kinder and certain Sponsor Investors (Share Purchase Transaction).  In connection with the Share Purchase Transaction, the Sellers converted 19,723,865 of Kinder Morgan, Inc. Class A shares that they owned into an equal number of Class P shares.  This Share Purchase Transaction was completed on December 9, 2011.

Significant Investors

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), is considered “related parties” to us as that term is defined in the authoritative accounting literature.  Goldman Sachs has acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, KMP and KMR.  Goldman Sachs effectively owned 49% of the terminal assets KMP acquired from US Development Group LLC in January 2010.

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs, and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs.  The hedging facility requires us to provide certain periodic information but does not require the posting of margin.  As a result of changes in the market value of our derivative positions, we have recorded both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” on our accompanying consolidated balance sheets (in millions):

	December 31,
	2011	2010
Derivatives – asset (liability)
Current assets	$8.6	$-
Noncurrent assets	$18.2	$12.7
Current liabilities	$(64.3)	$(221.4)
Noncurrent liabilities	$(9.6)	$(57.5)

Mr. C. Berdon Lawrence, a non-management director on the boards of Kinder Morgan G.P., Inc. and KMR until July 20, 2011, is also Chairman Emeritus of the Board of Kirby Corporation.  On February 9, 2011, KMP sold a marine vessel to Kirby Corporation’s subsidiary Kirby Inland Marine, L.P., and additionally, KMP and Kirby Inland Marine L.P. formed a joint venture named Greens Bayou Fleeting, LLC.  For more information about these transactions, see Note 3 “Acquisitions and Divestitures—Divestitures—Megafleet Towing Co., Inc. Assets.”

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Kinder Morgan NatGas Operator LLC

KMP’s subsidiary Kinder Morgan NatGas Operator LLC operates the Rockies Express and the Midcontinent Express natural gas pipeline systems pursuant to two separate operating agreements.  Under the Rockies Express agreement, it is reimbursed for its costs and receives a management fee of 1%, based on Rockies Express’ operating income, less all depreciation and amortization expenses.  In 2011, 2010 and 2009, it received management fees of $5.6 million, $5.4 million and $4.0 million, respectively.  Kinder Morgan NatGas Operator LLC operates the Midcontinent Express pipeline system according to the provisions of an operating agreement entered into in March 2007.  It is reimbursed for its operating costs; however, it receives no special management fees according to this agreement.

Terminals—KMP Business Segment

For services in the ordinary course of Kirby Corporation’s and the Terminals—KMP segment’s businesses, Kirby Corporation received payments from KMP’s subsidiaries totaling $38,729, $39,828 and $18,878 in 2011, 2010 and 2009, respectively, and Kirby made payments, in 2011, to KMP’s subsidiaries totaling $44,615.

Notes Receivable

Plantation Pipe Line Company

KMP owns a 51.17% equity interest in Plantation Pipe Line Company.  An affiliate of ExxonMobil owns the remaining 48.83% interest.  In July 2004, Plantation repaid a $10 million note outstanding and $175 million in outstanding commercial paper borrowings with funds of $190 million borrowed from its owners.  KMP loaned Plantation $97.2 million, which corresponds to its 51.17% ownership interest, in exchange for a seven year note receivable bearing interest at the rate of 4.72% per annum.

On July 20, 2011, KMP, ExxonMobil, and Plantation Pipe Line Company amended the term loan agreement covering this note receivable to (i) reduce the aggregate loan amount to $100.0 million following payments of $57.9 million made by Plantation to ExxonMobil and KMP on July 20, 2011; (ii) extend the maturity of the note from July 20, 2011 to July 20, 2016; (iii) allow for pre-payment of all or any portion of the principal amount of the loan without a premium penalty; and (iv) reduce the interest rate on the note from 4.72% per annum to 4.25% per annum.  Following the July 20, 2011 payments to both us and ExxonMobil, the note provides for semiannual payments of principal and interest on December 31 and June 30 each year beginning on December 31, 2011, with a final principal payment of $87.8 million due on July 20, 2016.

During each of the years ended December 31, 2011 and 2010, KMP received combined principal repayments of $31.4 million and $2.7 million, respectively, and as of December 31, 2011, its 51.17% portion of the outstanding principal amount of the note was $50.7 million.  We included $1.2 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet, and the remaining outstanding balance within “Notes Receivable.”  As of December 31, 2010, the outstanding note receivable balance was $82.1 million, and we included this amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.

Express US Holdings LP

In conjunction with the acquisition of KMP’s 33 1/3% equity ownership interest in the Express pipeline system from KMI on August 28, 2008, KMP acquired a long-term investment in a C$113.6 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture is (i) denominated in Canadian dollars; (ii) due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of December 31, 2011 and December 31, 2010, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $111.7 million and $114.2 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

River Consulting, LLC

In conjunction with the sale of KMP’s 51% equity ownership interest in River Consulting, LLC and Devco USA, L.L.C. (discussed in Note 3 “Acquisitions and Divestitures—Divestitures—River Consulting, LLC and Devco USA, L.L.C.”), KMP extended separate lines of credit to River Consulting and Devco, allowing them to borrow from it an aggregate amount of $3.0 million for working capital purposes.  The lines of credit expire on December 31, 2012, and

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

provide for maximum advances of $2.7 million to River Consulting and $0.3 million to Devco.  Advances by KMP  pursuant to these lines of credit are evidenced by notes that bear interest at the rate of 9.5% per annum.  The notes provide for monthly payments of interest and allow for prepayment of principal borrowings.  As of December 31, 2011, River Consulting had borrowed $0.1 million under its line of credit agreement with KMP, and we included this receivable amount within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheet.

NGPL PipeCo LLC

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly owned subsidiary of NGPL PipeCo LLC.  The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fee charge (Fee) for services provided under the O&R Agreement.  Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement.  The Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $35.1 million, $47.2 million and $45.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  In addition, KMP purchases natural gas transportation and storage services from NGPL.  For each of the years 2011, 2010 and 2009, expenses related to NGPL totaled $8.2 million, $7.8 million and $8.8 million, respectively, and we included these expense amounts within the caption “Gas purchases and other costs of sales” in our accompanying consolidated statements of income.  Also, see Note 16 “Litigation, Environmental and Other Contingencies—NGPL 2011 Budget Arbitration.”

Other Receivables and Payables

As of December 31, 2011 and 2010, our related party receivables (other than notes receivable discussed above in
“– Notes Receivable”) totaled $43.9 million and $23.3 million, respectively.  The December 31, 2011 receivables amount consisted of (i) $33.0 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $10.9 million of natural gas imbalance receivables included within “Other current assets.”  The $33.0 million receivable amount primarily consisted of amounts due from the Express pipeline system and NGPL.  The $10.9 million natural gas imbalance receivable consisted of amounts due from both NGPL and the Rockies Express pipeline system.  The December 31, 2010 receivables amount consisted of (i) $16.1 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $7.2 million of natural gas imbalance receivables included within “Other current assets.”  The $16.1 million amount primarily related to accounts and interest receivables due from (i) the Express pipeline system; (ii) the Rockies Express pipeline system; and (iii) NGPL. The related party natural gas imbalance receivables consisted of amounts due from NGPL.

As of December 31, 2011 and 2010, our related party payables totaled $1.4 million and $4.6 million, respectively.  The December 31, 2011 related party payables primarily consisted of $0.9 million amount included within “Accounts payable” and due to the noncontrolling partner of Globalplex Partners, a Louisiana joint venture owned 50% and controlled by KMP.  The December 31, 2010 amount consisted of (i) $0.9 million included within “Accounts payable” and primarily related to amounts due to the noncontrolling partner of Globalplex Partners and (ii) $3.7 million of natural gas imbalance payables included within “Accrued other current liabilities” and consisting of amounts due to the Rockies Express pipeline system.

12.  Commitments and Contingent Liabilities

Leases

The table below depicts future gross minimum rental commitments under our operating leases as of December 31, 2011 (in millions):

Year	Commitment
2012	$57.7
2013	46.9
2014	38.0
2015	32.4
2016	27.9
Thereafter	94.1
Total minimum payments	$297.0

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The remaining terms on our operating leases, including probable elections to exercise renewal options, range from one to 37 years.  Total lease and rental expenses were $145.6 million, $69.0 million and $73.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.  The increase in our lease and rental expenses in 2011 compared to 2010 was driven by a $69.7 million increase in expense associated with adjustments to KMP’s Pacific operations’ rights-of-way liabilities.  For more information about this expense, see Note 16 “Litigation, Environmental and Other Contingencies—Commercial Litigation Matters—Union Pacific Railroad Company Easements.”  The amount of capital leases included within “Property, Plant and Equipment, net” in our accompanying consolidated balance sheets as of December 31, 2011 and 2010 are not material to our consolidated balance sheets.

Contingent Debt

KMP’s contingent debt disclosures pertain to certain types of guarantees or indemnifications KMP has made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring KMP’s performance under such guarantee is remote.  As of December 31, 2011, KMP’s contingent debt obligations, as well as KMP’s obligations with respect to related letters of credit, consisted of the following two items:

Entity	KMP’s Ownership Interest	Investment Type	Total Entity Debt		KMP’s Contingent Share of Entity Debt	(a)
Cortez Pipeline Company(b)	50%	General Partner	$138.5	(c)	$80.0	(d)

Nassau County, Florida Ocean Highway and Port Authority(e)	N/A	N/A	N/A		$16.7	(f)
_________

(a)	Represents the portion of the entity’s debt that KMP may be responsible for if the entity cannot satisfy its obligations.
(b)
Cortez Pipeline Company is a Texas general partnership that owns and operates a common carrier carbon dioxide pipeline system.  The remaining general partner interests are owned by ExxonMobil Cortez Pipeline, Inc., an indirect wholly-owned subsidiary of Exxon Mobil Corporation, and Cortez Vickers Pipeline Company, an indirect subsidiary of M.E. Zuckerman Energy Investors Incorporated.

(c)
Amount consists of (i) $21.4 million aggregate principal amount of Series D notes due May 15, 2013 (interest on the Series D notes is paid annually and based on a fixed interest rate of 7.14% per annum); (ii) $100.0 million of variable rate Series E notes due December 11, 2012 (interest on the Series E notes is paid quarterly and based on an interest rate of three-month LIBOR plus a spread); and (iii) $17.1 million of outstanding borrowings under a $40.0 million committed revolving bank credit facility that is also due December 11, 2012.

(d)
KMP is severally liable for its percentage ownership share (50%) of the Cortez Pipeline Company debt ($69.3 million).  In addition, as of December 31, 2011, Shell Oil Company shares KMP’s several guaranty obligations jointly and severally for $21.4 million of Cortez’s debt balance related to the Series D notes; however, KMP is obligated to indemnify Shell for the liabilities it incurs in connection with such guaranty.  Accordingly, as of December 31, 2011, KMP has a letter of credit in the amount of $10.7 million issued by JP Morgan Chase, in order to secure its indemnification obligations to Shell for 50% of the Cortez debt balance of $21.4 million related to the Series D notes.

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

(e)	Arose from KMP’s Vopak terminal acquisition in July 2001. Nassau County, Florida Ocean Highway and Port Authority is a political subdivision of the state of Florida.
(f)
KMP has posted a letter of credit as security for borrowings under Adjustable Demand Revenue Bonds issued by the Nassau County, Florida Ocean Highway and Port Authority.  The bonds were issued for the purpose of constructing certain port improvements located in Fernandino Beach, Nassau County, Florida.  KMP’s subsidiary, Nassau Terminals LLC, is the operator of the marine port facilities.  The bond indenture is for 30 years and allows the bonds to remain outstanding until December 1, 2020.  Principal payments on the bonds are made on the first of December each year, and corresponding reductions are made to the letter of credit.  As of December 31, 2011, this letter of credit had a face amount of $16.7 million.

On February 25, 2011, Midcontinent Express Pipeline LLC entered into a three-year $75.0 million unsecured revolving bank credit facility that is due February 25, 2014.  This credit facility replaced Midcontinent Express’ previous

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

In addition to KMP’s contingent debt obligations discussed above, it also has outstanding letters of credit supporting certain debt obligations of its consolidated subsidiaries totaling $79.8 million, consisting of (i) a $30.3 million guarantee under letters of credit totaling $45.5 million supporting KMP’s International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (ii) a $25.4 million letter of credit supporting KMP’s Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; and (iii) a $24.1 million letter of credit supporting KMP’s Kinder Morgan Operating L.P. “B” tax-exempt bonds.

For additional information regarding our and KMP’s debt facilities see Note 8 “Debt.”

13.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, natural gas liquids and crude oil.  We also have exposure to interest rate risk as a result of the issuance of debt obligations.  Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.

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

For derivative contracts that are designated and qualify as cash flow hedges pursuant to U.S. generally accepted accounting principles, the portion of the gain or loss on the derivative contract that is effective (as defined by U.S. generally accepted accounting principles) in offsetting the variable cash flows associated with the hedged forecasted transaction is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings (e.g., in “revenues” when the hedged transactions are commodity sales).  The remaining gain or loss on the derivative contract in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion as defined by U.S. generally accepted accounting principles), is recognized in earnings during the current period.  The effectiveness of hedges using an option contract may be assessed based on changes in the option’s intrinsic value with the change in the time value of the contract being excluded from the assessment of hedge effectiveness.  Changes in the excluded component of the change in an option’s time value are included currently in earnings.  During each of the years ended December 31, 2011 and 2010, we reclassified losses of $67.8 million and $21.2 million, respectively, from “Accumulated other comprehensive loss” into earnings.  No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecasted transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchase actually occurred).  The proceeds or payments resulting from the settlement of cash flow hedges are reflected in the operating section of our statement of cash flows as changes to net income and working capital.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The “Accumulated other comprehensive loss” balance included in our Shareholders’ Equity (exclusive of the portion included in “Noncontrolling interests”) was $114.6 million and $136.5 million as of December 31, 2011and 2010, respectively.  These totals included “Accumulated other comprehensive loss” amounts associated with energy commodity price risk management activities of $19.3 million and $93.3 million of losses as of December 31, 2011 and 2010, respectively.  We expect to reclassify an approximate $13.8 million loss amount associated with energy commodity price risk management activities and included in our Shareholders’ Equity as of December 31, 2011 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.  As of December 31, 2011, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2015.

As of December 31, 2011, KMP had entered into the following outstanding commodity forward contracts to hedge its forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(20.9)	million barrels
Natural gas fixed price	(11.4)	billion cubic feet
Natural gas basis	(11.4)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	13.5	billion cubic feet

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

As of December 31, 2011, KMI and KMP each had a combined notional principal amount of $725 million and $5,325 million, respectively, of fixed-to-variable interest rate swap agreements.  All of the swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of December 31, 2011, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2010, KMI and KMP each had a combined notional principal amount of $725 million and $4,775 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  In March 2011, KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting the interest expense associated with KMP’s 3.50% senior notes due March 1, 2016 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.  In August 2011, KMP (i) entered into two additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $250 million, effectively converting a portion of the interest expense associated with its 4.15% senior notes due March 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread and (ii) terminated two existing fixed-to-variable swap agreements having a combined notional principal amount

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

of $200 million in two separate transactions.  KMP received combined proceeds of $73.0 million from the early termination of these two swap agreements.

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” on our accompanying consolidated balance sheets.  The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of December 31, 2011 and 2010 (in millions):

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		December 31,		December 31,
		2011	2010	2011	2010
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current	$65.3	$20.1	$(116.3)	$(275.9)
	Non-current	39.4	43.1	(38.5)	(103.0)
Subtotal		104.7	63.2	(154.8)	(378.9)

Interest rate swap agreements	Current	3.0	-	-	-
	Non-current	658.4	258.6	-	(69.2)
Subtotal		661.4	258.6	-	(69.2)

Total		766.1	321.8	(154.8)	(448.1)

Derivatives not designated as hedging contracts

Energy commodity derivative contracts	Current	3.1	3.9	(4.5)	(5.6)
	Non-current	0.1	-	(0.2)	-
Total		3.2	3.9	(4.7)	(5.6)

Total derivatives		$769.3	$325.7	$(159.5)	$(453.7)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of December 31, 2011 and 2010, this unamortized premium totaled $486.2 million and $461.9 million, respectively, and as of December 31, 2011, the weighted average amortization period for this premium was approximately 17.7 years.

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of derivative contracts on our accompanying consolidated statements of income for each of the years ended December 31, 2011 and 2010 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Year Ended December 31,				Year Ended December 31,
		2011	2010			2011	2010
Interest rate swap agreements	Interest, net – income/(expense)	$545.0	$329.5	Fixed rate debt	Interest, net – income/(expense)	$(545.0)	$(329.5)
Total		$545.0	$329.5	Total		$(545.0)	$(329.5)
__________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Energy commodity derivative contracts	$6.2	$(18.8)	Revenues-natural gas sales	$1.3	$1.0	Revenues-natural gas sales	$-	$-
			Revenues-product sales and other	(71.2)	(23.4)	Revenues-product sales and other	5.2	5.3
			Gas purchases and other costs of sales	2.1	1.2	Gas purchases and other costs of sales	-	-
Total	$6.2	$(18.8)	Total	$(67.8)	$(21.2)	Total	$5.2	$5.3
____________

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010		2011	2010		2011	2010
Cross currency swap agreements	$-	$9.6	Other, net	$-	$-	Revenues	$-	$-
Total	$-	$9.6	Total	$-	$-	Total	$-	$-
____________

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative
		Year Ended December 31,
		2011	2010
Energy commodity derivative contracts	Gas purchases and other costs of sales	$(0.2)	$2.3
Total		$(0.2)	$2.3

Net Investment Hedges

We are exposed to foreign currency risk from our investments in businesses owned and operated outside the United States.  In 2005 and 2006, we entered into various cross-currency interest rate swap transactions, which were designated as net investment hedges, in order to hedge the value of the investment in Canadian operations.  Over time, as the exposure to foreign currency risk through our Canadian operations was reduced through dispositions, we began to terminate cross-currency swap agreements.  The final cross-currency swap agreements were terminated during the third quarter of 2010 and there were no outstanding cross currency interest rate swaps at December 31, 2011 and 2010, respectively.  In the periods with outstanding cross-currency swap agreements, the effective portion of the changes in fair value of these swap transactions was reported as a cumulative translation adjustment included in the balance sheet caption “Accumulated other comprehensive loss.”

Credit Risks

We and our subsidiary KMP, have counterparty credit risk as a result of our use of financial derivative contracts.  Our counterparties consist primarily of financial institutions, major energy companies and local distribution companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

The maximum potential exposure to credit losses on derivative contracts as of December 31, 2011 was (in millions):

Asset position
Interest rate swap agreements	$661.4
Energy commodity derivative contracts	107.9
Gross exposure	769.3
Netting agreement impact	(62.4)
Net exposure	$706.9

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2011 and 2010, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.

As of December 31, 2011 and 2010, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $10.1 million and $2.4 million, respectively, and we reported these amounts within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  Based on contractual provisions as of December 31, 2011, we estimate that if KMP’s credit rating was downgraded, KMP would have the following additional collateral obligations (in millions):

Credit Ratings Downgraded(a)	Incremental obligations	Cumulative Obligations(b)
One notch to BBB-/Baa3	$-	$-

Two notches to below BBB-/Baa3 (below investment grade)	$32.3	$32.3
__________

(a)
If there are split ratings among the independent credit rating agencies, most counterparties use the higher credit rating to determine KMP’s incremental collateral obligations, while the remaining use the lower credit rating.  Therefore, a two notch downgrade to below BBB-/Baa3 by one agency would not trigger the entire $32.3 million incremental obligation.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of December 31, 2011 and 2010, based on the three levels established by the Codification (in millions).  The fair value measurements in the tables below do not include cash margin deposits made by KMP or its counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets.

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
Energy commodity derivative contracts(a)	$107.9	$34.1	$47.0	$26.8
Interest rate swap agreements	$661.4	$-	$661.4	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$67.1	$-	$23.5	$43.6
Interest rate swap agreements	$258.6	$-	$258.6	$-

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2011
Energy commodity derivative contracts(a)	$(159.5)	$(14.5)	$(124.9)	$(20.1)
Interest rate swap agreements	$-	$-	$-	$-

As of December 31, 2010
Energy commodity derivative contracts(a)	$(384.5)	$-	$(359.7)	$(24.8)
Interest rate swap agreements	$(69.2)	$-	$(69.2)	$-
__________

(a)
Level 1 consists primarily of NYMEX natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of natural gas basis swaps and West Texas Intermediate options.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the years ended December 31, 2011 and 2010 (in millions):

Significant unobservable inputs (Level 3)

	Year Ended December 31,
	2011	2010
Derivatives-net asset (liability)
Beginning of period	$18.8	$13.0
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or (losses):
Included in earnings	(2.3)	(1.2)
Included in other comprehensive income	(11.4)	2.9
Purchases	4.6	-
Issuances	-	-
Sales	-	-
Settlements	(3.0)	4.1
End of period	$6.7	$18.8

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(1.7)	$(4.2)

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

The estimated fair value of our outstanding debt balance as of December 31, 2011 and 2010 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Total Debt(a)	$16,103.7	$17,616.0	$15,169.9	$16,129.1
__________

(a)	The 2010 amounts include the $750.0 million of 5.35% senior notes paid on January 5, 2011 (see note 8 “Debt – KMI”).

15.  Reportable Segments

We divide our operations into the following reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines—KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

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

In addition, during the historical periods presented prior to 2011 in this report, we had a business segment referred to as Power, which consisted of our ownership of natural gas-fired electric generation facilities.  On October 22, 2010, we sold our facility located in Michigan, referred to as Triton Power, for approximately $15.0 million in cash, and as a result, we no longer report Power as a business segment (See Note 3).

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

During 2011, 2010 and 2009, we did not have revenues from any single customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues
Products Pipelines—KMP
Revenues from external customers	$914.0	$883.0	$826.6
Natural Gas Pipelines—KMP
Revenues from external customers	4,265.1	4,416.5	3,806.9
CO2—KMP
Revenues from external customers	1,433.7	1,298.4	1,131.3
Terminals—KMP
Revenues from external customers	1,313.5	1,264.0	1,108.1
Intersegment revenues	1.1	1.1	0.9
Kinder Morgan Canada—KMP
Revenues from external customers	302.4	268.5	226.1
Power(a)
Revenues from external customers	-	9.4	40.4
Other
NGPL PipeCo LLC fee revenue(b)	35.1	47.2	45.8
Other revenues	1.1	3.6	-
Total segment revenues	8,266.0	8,191.7	7,186.1
Less: Total intersegment revenues	(1.1)	(1.1)	(0.9)
Total consolidated revenues	$8,264.9	$8,190.6	$7,185.2

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Year Ended December 31,
	2011	2010	2009
Operating expenses(c)
Products Pipelines—KMP	$499.7	$414.6	$269.5
Natural Gas Pipelines—KMP	3,551.6	3,756.8	3,192.7
CO2—KMP	342.5	308.1	271.1
Terminals—KMP	634.0	629.2	536.8
Kinder Morgan Canada—KMP	97.7	91.6	72.5
Power(a)	-	5.3	23.6
Other	1.4	2.1	0.1
Total segment operating expenses	5,126.9	5,207.7	4,366.3
Less: Total intersegment operating expenses	(1.1)	(1.1)	(0.9)
Total consolidated operating expenses	$5,125.8	$5,206.6	$4,365.4
	Year Ended December 31,
	2011	2010	2009
Other expense (income)
Products Pipelines—KMP	$(8.2)	$11.8	$1.1
Natural Gas Pipelines—KMP	1.4	0.9	(6.6)
Terminals—KMP	1.5	(3.3)	(25.0)
Other	(1.2)	(16.0)	(0.1)
Total consolidated other expense (income)	$(6.5)	$(6.6)	$(30.6)

	Year Ended December 31,
	2011	2010	2009
Depreciation, depletion and amortization
Products Pipelines—KMP	$131.1	$127.0	$121.3
Natural Gas Pipelines—KMP	187.4	150.3	120.5
CO2—KMP	491.7	542.9	620.6
Terminals—KMP	225.8	215.5	169.1
Kinder Morgan Canada—KMP	55.7	42.9	38.5
Other	0.2	0.2	0.2
Total consolidated depreciation, depletion and amortization	$1,091.9	$1,078.8	$1,070.2

	Year Ended December 31,
	2011	2010	2009
Earnings (loss) from equity investments
Products Pipelines—KMP	$33.9	$22.8	$18.7
Natural Gas Pipelines—KMP	227.2	169.1	141.8
CO2—KMP	24.1	22.5	22.3
Terminals—KMP	11.2	1.7	0.7
Kinder Morgan Canada—KMP	(2.0)	(3.3)	(4.1)
NGPL PipeCo LLC(d)	18.7	(399.0)	42.5
Total consolidated equity earnings (loss)	$313.1	$(186.2)	$221.9

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Year Ended December 31,
	2011	2010	2009
Amortization of excess cost of equity investments
Products Pipelines—KMP	$3.7	$3.4	$3.4
Natural Gas Pipelines—KMP	1.0	0.4	0.4
CO2—KMP	2.0	2.0	2.0
Total consolidated amortization of excess cost of equity investments	$6.7	$5.8	$5.8

	Year Ended December 31,
	2011	2010	2009
Interest income
Products Pipelines—KMP	$3.1	$4.0	$4.1
Natural Gas Pipelines—KMP	2.2	2.3	6.2
CO2—KMP	0.8	2.0	-
Terminals—KMP	0.1	-	-
Kinder Morgan Canada—KMP	13.8	13.2	12.0
Total segment interest income	20.0	21.5	22.3
Unallocated interest income	3.0	1.9	3.4
Total consolidated interest income	$23.0	$23.4	$25.7

	Year Ended December 31,
	2011	2010	2009
Other, net-income (expense)
Products Pipelines—KMP	$5.1	$12.4	$8.3
Natural Gas Pipelines—KMP(e)	(164.6)	2.0	25.6
CO2—KMP	4.4	2.5	-
Terminals—KMP	5.4	4.7	3.7
Kinder Morgan Canada—KMP	-	2.6	11.9
Other	(0.1)	(0.1)	-
Total consolidated other, net-income (expense)	$(149.8)	$24.1	$49.5

	Year Ended December 31,
	2011	2010	2009
Income tax benefit (expense)
Products Pipelines—KMP	$(3.3)	$1.1	$(3.1)
Natural Gas Pipelines—KMP	(4.1)	(3.3)	(5.7)
CO2—KMP	(4.4)	0.9	(4.0)
Terminals—KMP	6.3	(5.3)	(5.2)
Kinder Morgan Canada—KMP	(14.9)	(7.8)	(18.9)
Total segment income tax expense	(20.4)	(14.4)	(36.9)
Unallocated income tax expense	(342.4)	(153.2)	(289.7)
Total consolidated income tax expense	$(362.8)	$(167.6)	$(326.6)

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	Year Ended December 31,
	2011	2010	2009
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(f)
Products Pipelines—KMP	$461.3	$496.9	$584.0
Natural Gas Pipelines—KMP	772.8	828.9	788.7
CO2—KMP	1,116.1	1,018.2	878.5
Terminals—KMP	702.1	640.3	596.4
Kinder Morgan Canada—KMP	201.6	181.6	154.5
NGPL PipeCo LLC(d)	18.7	(399.0)	42.5
Power(a)	-	4.1	4.8
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments	3,272.6	2,771.0	3,049.4
Total segment depreciation, depletion and amortization	(1,091.9)	(1,078.8)	(1,070.2)
Total segment amortization of excess cost of equity investments	(6.7)	(5.8)	(5.8)
NGPL PipeCo LLC fee revenue	35.1	47.2	45.8
Other revenues	1.1	3.6	-
General and administrative expenses	(515.0)	(631.1)	(373.0)
Unallocable interest and other, net(g)	(700.6)	(652.6)	(583.7)
Unallocable income tax expense	(342.4)	(153.2)	(289.7)
Income from continuing operations	$652.2	$300.3	$772.8

	Year Ended December 31,
	2011	2010	2009
Capital expenditures(h)
Products Pipelines—KMP	$253.8	$144.2	$199.8
Natural Gas Pipelines—KMP	152.8	135.4	372.0
CO2—KMP	432.5	372.8	341.8
Terminals—KMP	332.7	326.3	378.2
Kinder Morgan Canada—KMP	27.7	22.2	32.0
Other	0.6	1.6	0.5
Total consolidated capital expenditures	$1,200.1	$1,002.5	$1,324.3

	2011	2010
Investments at December 31
Products Pipelines—KMP	$354.0	$354.9
Natural Gas Pipelines—KMP	2,887.0	3,563.3
CO2—KMP	10.4	9.9
Terminals—KMP	164.0	27.4
Kinder Morgan Canada—KMP	66.3	69.8
NGPL PipeCo LLC	262.7	265.6
Total segment investments	3,744.4	4,290.9
Other	-	0.2
Total consolidated investments	$3,744.4	$4,291.1

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	2011	2010
Assets at December 31
Products Pipelines—KMP	$5,744.8	$5,650.9
Natural Gas Pipelines—KMP	12,095.8	10,960.0
CO2—KMP	4,015.1	4,057.2
Terminals—KMP	5,272.7	5,009.3
Kinder Morgan Canada—KMP	1,826.7	1,870.0
NGPL PipeCo LLC	262.7	265.6
Total segment assets	29,217.8	27,813.0
Other(i)	1,499.2	1,095.1
Total consolidated assets	$30,717.0	$28,908.1
____________

(a)	As noted preceding, Triton Power was sold for approximately $15.0 million on October 22, 2010.
(b)	Effective January 1, 2011, this became a reimbursement of general and administrative costs; see Notes 11 and 16.
(c)	Includes natural gas purchases and other costs of sales, operations and maintenance expenses, fuel and power expenses and taxes, other than income taxes.
(d)	2010 amount includes an impairment charge of $430.0 million to reduce the carrying value of our investment in NGPL PipeCo LLC (see Note 6).
(e)	2011 amount includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value (discussed further in Note 3).
(f)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(g)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to business segments.
(h)
Sustaining capital expenditures, including KMP’s share of the sustaining capital expenditures of the following seven joint ventures: Rockies Express Pipeline LLC, Midcontinent Express Pipeline LLC, Fayetteville Express Pipeline LLC, Cypress Interstate Pipeline LLC, EagleHawk Field Services LLC, for 2011 only, Red Cedar Gathering Company, and until July 1, 2011, KinderHawk Field Services LLC totaled $212.7 million in 2011, $180.8 million in 2010 and $172.7 million in 2009.  Sustaining capital expenditures are defined as capital expenditures which do not increase the capacity of an asset.

(i)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, and risk management assets related to the fair value of interest rate swaps.

We do not attribute interest and debt expense to any of our reportable business segments.  For each of the years ended December 31, 2011, 2010 and 2009, we reported total consolidated interest expense of $703.3 million, $668.3 million and $599.1 million, respectively.

Following is geographic information regarding the revenues and long-lived assets of our business segments (in millions):

	Year Ended December 31,
	2011	2010	2009
Revenues from external customers
United States	$7,834.9	$7,814.6	$6,862.3
Canada	411.5	356.5	301.9
Mexico and other(a)	18.5	19.5	21.0
Total consolidated revenues from external customers	$8,264.9	$8,190.6	$7,185.2

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

	2011	2010	2009
Long-lived assets at December 31(b)
United States	$20,848.4	$19,926.5	$19,263.5
Canada	1,863.2	1,928.7	1,834.3
Mexico and other(a)	83.9	95.9	98.8
Total consolidated long-lived assets	$22,795.5	$21,951.1	$21,196.6
__________

(a)	Includes operations in Mexico and until August 31, 2011, the Netherlands.
(b)	Long-lived assets exclude (i) goodwill and (ii) other intangibles, net.

16.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during 2011.  This note also contains a description of any material legal proceedings that were initiated against us during 2011, and a description of any material events occurring subsequent to December 31, 2011 but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company as ConocoPhillips; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC as Holly; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc., Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the American Railway Engineering and Maintenance-of-Way Association as AREMA; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; the federal Comprehensive Environmental Response, Compensation and Liability Act as CERCLA; the United States Environmental Protection Agency as the U.S. EPA; the United States Environmental Protection Agency’s Suspension and Debarment Division as the U.S. EPA SDD; the New Jersey Department of Environmental Protection as the NJDEP; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation.  “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and Calnev are subject to a number of ongoing proceedings at the FERC, including the shippers’ complaints and protests regarding interstate rates on the pipeline systems listed below.  In general, these complaints and protests allege the rates and tariffs charged by SFPP and Calnev are not just and reasonable.  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP and/or Calnev may be required to reduce their rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

The issues involved in these proceedings include, among others: (i) whether certain of KMP’s rates are “grandfathered” under the Energy Policy Act of 1992, and therefore deemed to be just and reasonable; (ii) whether “substantially changed circumstances” have occurred with respect to any grandfathered rates such that those rates could be challenged; (iii) whether indexed rate increases are justified; and (iv) the appropriate level of return and income tax allowance KMP may include in its rates.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following FERC dockets are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on December 16, 2011.  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  SFPP made a compliance filing at the end of January 2012.  However, SFPP also filed a rehearing request on certain adverse rulings in the FERC order.  It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review of this order;

▪
FERC Docket No. IS09-437 (East Line Rates)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, Holly, and Southwest Airlines—Status: Initial decision issued on February 10, 2011.  A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections.  SFPP has filed a brief with the FERC taking exception to these and other portions of the initial decision.  The FERC will review the initial decision, and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s Opinion Nos. 511 and 511-A, it is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket No. IS11-444 (2011 Index Rate Increases)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  SFPP withdrew all index rate increases except those that pertain to the West Line.  As to the West Line, the index rate increases are currently accepted and suspended, subject to refund, and the case is before a FERC hearing judge.  SFPP filed direct testimony in December 2011 and Supplemental Direct testimony in January 2012;

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

▪	FERC Docket No. OR12-1 (SFPP Index Ceiling Levels)—Complainant: Chevron—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC;

▪	FERC Docket No. OR12-2 (SFPP Index Ceiling Levels)—Complainant: Tesoro—Status: Complaint was filed October 5, 2011. SFPP answered on October 26, 2011. Matter is currently pending before the FERC; and

▪
FERC Docket No. OR12-3 (SFPP Index Ceiling Levels)—Complainant:  ConocoPhillips—Status:  Complaint was filed October 5, 2011.  SFPP answered on October 26, 2011.  Matter is currently pending before the FERC.

With respect to the SFPP proceedings above and the Calnev proceedings discussed below, KMP estimates that the shippers are seeking approximately $30.0 million in annual rate reductions and approximately $150.0 million in refunds.  However, applying the principles of Opinion Nos. 511 and 511-A, a full FERC decision on the West Line rates, to these cases would result in substantially lower rate reductions and refunds.  We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Natural Gas Pipeline Company of America LLC Section 5 Proceeding

On November 19, 2009, the FERC initiated an investigation, pursuant to Section 5 of the Natural Gas Act, into the justness and reasonableness of the transportation and storage rates as well as the fuel and natural gas lost percentages of NGPL PipeCo LLC’s subsidiary, Natural Gas Pipeline Company of America LLC (NGPL).  NGPL reached a settlement in principal with the FERC on April 22, 2010.  On June 11, 2010, NGPL filed an offer of settlement, which was approved without modification by the FERC on July 29, 2010.  The order approving the settlement has become final and nonappealable.  The settlement resolved all issues in the proceeding.  The settlement provided that NGPL will reduce its fuel costs and gas lost and unaccounted for, or “GL&U,” retention factors as of July 1, 2010.  The settlement further provided a timeline for additional prospective fuel and GL&U reductions and prospective reductions in the maximum recourse reservation rates that it bills firm transportation and storage shippers.  Also, see Note 6 “Investments.”

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

On May 26, 2011, the CPUC issued an order adopting the proposed decision, which would eliminate from SFPP’s transportation rates an allowance for income taxes on income generated by SFPP.  The order also calls for partial refund of rates charged to shippers that were previously deemed reasonable by the CPUC.  The order would only affect rates for SFPP’s intrastate pipeline service within the state of California and would have no effect on SFPP’s interstate rates, which do include such an allowance under orders of the FERC and opinions of the U.S. Court of Appeals for the District of Columbia.  SFPP has filed a request for rehearing by the CPUC of the May 26, 2011 order, which remains pending before the CPUC.

On June 22, 2011, a CPUC administrative law judge issued a proposed decision substantially reducing SFPP’s authorized cost of service, requiring SFPP’s prospective rates to be reduced to reflect the authorized cost of service, and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  SFPP filed comments on the proposed decision on June 22, 2011, outlining what it believes to be errors in law and fact in the proposed decision, including the requirement that refunds be made from May 24, 2007.  By subsequent ruling of the administrative law judge, the referenced proposed decision has been withdrawn.  The ruling indicated that a revised proposed decision would be issued at an unspecified date, subject to comments from the parties and a request for oral argument before the full CPUC.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375.0 million in reparation payments and approximately $30.0 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and KMP believes that the appropriate application of the May 26, 2011 CPUC order and the June 22, 2011 administrative law decision will result in a considerably lower amount.  In addition, further procedural steps, including motions for rehearing and writ of review to California’s Court of Appeals, will be taken with respect to these decisions.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

In September 2011, with respect to certain cases, KMP made refund payments of $18.4 million to various intrastate shippers pursuant to orders received from the CPUC.

Carbon Dioxide Litigation

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to KMP’s subsidiary Kinder Morgan CO2.  The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome unit for tax years 2005, 2006, and 2007.  The total amount of tax assessed was $5.7 million, plus interest of $1.0 million, plus penalties of $1.7 million.  Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest.  Kinder Morgan CO2 is now awaiting the Colorado Department of Revenue’s response to the protest.

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged over statement of transportation and other expenses used to calculate the net taxable value.  Kinder Morgan CO2 paid the retroactive tax bills under protest and filed petitions for a refund of the taxes paid under protest.  A hearing on its petition occurred on December 19, 2011 before the Montezuma County Board of County Commissioners, and we await the Board’s decision.

Other

In addition to the matters listed above, audits and administrative inquiries concerning Kinder Morgan CO2’s payments on carbon dioxide produced from the McElmo Dome and Bravo Dome units are currently ongoing.  These audits and inquiries involve federal agencies, the states of Colorado and New Mexico, and county taxing authorities in the state of Colorado.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In February 2007, a trial began to determine the amount payable for easements on UPRR rights-of-way.  The trial has concluded.  In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $14.8 million, subject to annual consumer price index increases.  SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $73.9 million in back rent.  Accordingly, in 2011, we recorded a $69.7 million expense and increased our rights-of-way liability related to this legal matter.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations.  In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR.  SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision.  In addition, UPRR contends that SFPP must comply with the more expensive AREMA standards in determining when relocations are necessary and in completing relocations.  Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.  A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California.  SFPP is evaluating is post-trial and appellate options.

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

The Premcor Refining Group, Inc. v. Kinder Morgan Energy Partners, L.P. and Kinder Morgan Petcoke, L.P.; Arbitration in Houston, Texas

On August 12, 2010, Premcor filed a demand for arbitration against KMP and its subsidiary Kinder Morgan Petcoke, L.P., collectively referred to as KMP, asserting claims for breach of contract.  KMP performs certain petroleum coke handling operations at the Port Arthur, Texas refinery that is the subject of the claim.  The arbitration was administered by the American Arbitration Association in Dallas, Texas.  Premcor alleged that KMP breached its contract with Premcor by failing to properly manage the water level in the pit of a coker unit at a refinery owned by Premcor, failing to name Premcor as an additional insured, and failing to indemnify Premcor for claims brought against Premcor by PACC.  PACC is a wholly owned subsidiary of Premcor.  PACC brought its claims against Premcor in a previous separate arbitration seeking to recover damages allegedly suffered by PACC when a pit wall of a coker unit collapsed at its refinery.  PACC obtained an arbitration award against Premcor in the amount of $50.3 million, plus post-judgment interest.  Premcor was seeking to hold KMP liable for the award.  Premcor was also seeking to recover an additional $11.4 million of alleged losses and damages in excess of the amount it owes to PACC.  The final arbitration hearing concluded on October 3, 2011.  On October 21, 2011, we received the arbitrator’s findings of fact and rulings of law, which determined that KMP has no liability for damages with respect to the claims asserted by PACC in the prior arbitration or by Premcor in the present arbitration.  The matter is now concluded.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

On July 22, 2009, the British Columbia Ministry of Environment issued regulatory charges against the third-party contractor, the engineering consultant to the sewer line project, Kinder Morgan Canada Inc., and KMP subsidiary Trans Mountain L.P.  The British Columbia Ministry of Environment claims that the parties charged caused the release of crude oil, and in doing so were in violation of various sections of the Environmental, Fisheries and Migratory Bird Act.  On October 3, 2011, KMP’s subsidiary, Trans Mountain L.P., and each of the City of Burnaby’s contractor and engineering consultant agreed to enter a plea of guilty to one count of The Environmental Management Act.  Each party agreed to pay a $1,000 fine and will contribute approximately $0.1 million into a British Columbia environmental trust fund to be used for projects that benefit the environment and wildlife.  In addition, Trans Mountain agreed to donate $0.1 million to BC Common Ground Alliance to further develop and deliver education to contractors for working safely around pipelines.  The Court confirmed the decision on November 10, 2011.  All amounts have been paid and all matters related to both the civil and regulatory action have been concluded.

Perth Amboy, New Jersey Tank Release

In May 2011, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, or NOPV, to KMLT.  The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from KMP’s Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release.  The notice proposes a penalty of approximately $0.4 million.  KMLT is pursuing an administrative appeal of the NOPV.

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, KMP’s subsidiary Central Florida Pipeline LLC reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida.  The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident. There was no fire and no injuries associated with the incident.  KMP immediately began clean up operations in coordination with federal, state and local agencies.  The cause of the incident is outside force damage.

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

NGPL 2011 Budget Arbitration

Pursuant to a notice of dispute dated December 15, 2010, on April 4, 2011, Natural Gas Pipeline Company of America LLC (NGPL) acting by and through its Myria Holdings, Inc. controlled Board of Directors, filed a notice initiating arbitration against KMI pursuant to the terms of the February 2008 Operations and Reimbursement Agreement (O&R Agreement).  NGPL alleges that KMI, as Operator of NGPL, has breached the O&R Agreement relating to KMI’s proposed allocation of certain general and administrative expenses (G&A Costs) and other budget line items as determined by KMI and set forth in the Proposed 2011 Budget submitted in November 2010.  The NGPL Board rejected the Proposed 2011 Budget, suggested that G&A Costs budgeted to NGPL should be considerably lower, and also questioned certain other costs set forth in the Proposed 2011 Budget.  KMI asserts that it determined the amount of G&A Costs and direct costs budgeted to NGPL for 2011 as required by and in accordance with the terms of the O&R Agreement.  The arbitration proceeding was conducted on July 14-17, 2011, and a written decision was issued on August 18, 2011.  The Arbitrator ruled that: KMI had properly allocated G&A Costs in accordance with the Operating Agreement; KMI should furnish NGPL with information necessary to verify certain costs included in budgeted line items and G&A Costs; and each party would bear its own fees and expenses incurred in the arbitration, effectively denying KMI’s claim for indemnification of such fees and expenses.  On September 16, 2011, KMI filed an Application to Confirm the Arbitration Award in the District Court of Harris County, Texas, which was granted by order dated December 16, 2011.  On January 5, 2012, NGPL filed a Notice of Appeal of the order confirming the arbitration award.  Thereafter, the parties reached a settlement of all outstanding disputes, and agreed to terminate the arbitration and the appeal with prejudice on February 13, 2012.  See Note 11 “Related Party Transactions—NGPL PipeCo LLC."

Litigation Regarding KMI’s Pending Acquisition of El Paso Corporation

On October 16, 2011, we and EP announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP.  Prior to closing, the transaction will require approval of both KMI and EP shareholders.  The transaction is expected to close in the second quarter of 2012 and is subject to customary regulatory approvals.  Beginning on October 17, 2011, the day after the agreement was announced, and in the days following, several putative Class Action lawsuits were filed in Harris County (Houston), Texas and in the Court of Chancery of the State of Delaware against the Board of Directors of EP alleging that the director-defendants breached their fiduciary duties to EP shareholders in connection with their negotiation of and entry into the merger agreement.  The lawsuits also assert that EP and KMI “aided and abetted” the alleged breaches by the EP directors.  The actions seek, among other things, to enjoin the proposed merger, disgorgement of any improper profits received by the defendants, and attorneys’ fees.  Defendants believe that the lawsuits are meritless and intend to defend them vigorously.

On February 9, 2012, the Delaware Chancery Court heard oral argument on a motion by plaintiffs to enjoin the EP shareholder vote on the proposed merger, which is scheduled to occur on March 6, 2012.  The Court took the motion under advisement and stated that it would issue a ruling on the motion prior to March 6, 2012.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or dividends to shareholders.  As of December 31, 2011 and 2010, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $331.9 million and $169.8 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates.  The overall change in the reserve from December 31, 2010 includes both payments of $81.4 million in 2011 (for interstate and California intrastate transportation rate settlements on KMP’s Pacific operations’ pipelines) that reduced the liability, and a $251.8 million decrease in earnings in 2011 (largely associated with rate case liability adjustments that resulted in both increases in expense and decreases in revenues), which increased the liability.  We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Environmental Matters

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third party defendants in 2009.  The Judge issued his trial plan for this case during the first quarter of 2011.  According to the trial plan, he allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately.  Numerous third party defendants filed motions to dismiss, which were denied, and now have filed interlocutory appeals from those motions.  KMLT is part of the third party defendant Joint Defense Group.  KMP has filed an Answer and initial disclosures.  The Judge put off trial of Maxus/Tierra’s claims against the third party defendants until April 2013 with damages to be tried in September 2013.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the U.S. EPA sent out General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT).  At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor.  Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA.  The major potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group.  The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site.  Once the U.S. EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs.  This is a non-judicial allocation process.  KMP is participating in the allocation process on behalf of both KMLT and KMBT.  Each entity has two facilities located in Portland Harbor.  KMP expects the allocation to conclude in 2013 or 2014, depending upon when the U.S. EPA issues its Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

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

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the end of 2011.  A hearing was held on December 13, 2010 to hear the City’s motion to remove the litigation stay.  At the hearing, the judge denied the motion to lift the stay without prejudice.  At the next case management conference held on June 13, 2011, the judge again continued the full litigation stay.  The Court continued the last case management conference until summer 2012.  During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup and are now starting a sampling and testing program at the site.  The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board.  The state water board has not yet taken any action with regard to KMP’s appeal petitions.

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

In December 2010, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim.  The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval.  The natural resource damage settlement includes a monetary award of $1.1 million and a series of remediation and restoration activities at the terminal site.  KMLT and Plains Products have joint responsibility for this settlement.  Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above.  The Consent Judgment is now entered with the Court and the settlement is final.  Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs.  The settlement with the state does not resolve the original complaint brought by ExxonMobil, however KMP is now approaching settlement discussions with ExxonMobil.  There is no trial date set.

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

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date.  In April, 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately 3 months.  In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order.  Now, the parties must complete all fact discovery by March 23, 2012.  The parties participated in a mandatory settlement conference in November 2, 2011 but did not make any headway in settling the case.  The trial is set for February 12, 2013.  KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  KMP continues to be in compliance with this agency order as it conducts an extensive remediation effort at the City’s stadium property site.

Kinder Morgan, EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan, Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express Pipeline LLC, received a Clean Air Act Section 114 information request from the U.S. EPA, Region V.  This information request requires that the three affiliated companies provide the U.S. EPA with air permit and various other information related to their natural gas pipeline compressor station operations located in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

Notice of Proposed Debarment

In April 2011, we received Notices of Proposed Debarment from the U.S. EPA SDD.  The Notices propose the debarment of KMP (along with four KMP subsidiaries), KMI, Kinder Morgan G.P., Inc., and KMR, from participation in future federal contracting and assistance activities.  The Notices allege that certain of the respondents’ past environmental violations indicate a lack of present responsibility warranting debarment.  Our objective is to fully comply with all applicable legal requirements and to operate our assets in accordance with our processes, procedures and compliance plans.  We are performing better than industry averages in our incident rates and in our safety performance, all of which is publicly reported on our internet website.  We take environmental compliance very seriously, and look forward to demonstrating our present responsibility to the U.S. EPA SDD through this administrative process and KMP is engaged in discussions with the U.S. EPA SDD with the goal of resolving this matter in a cooperative fashion.  We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of December 31, 2011, we have accrued an environmental reserve of $79.7 million, and we believe that these pending environmental matters will not have a material adverse impact on our business, financial position, results of operations or cash flows.  In addition, as of December 31, 2011, we have recorded a receivable of $5.3 million for expected cost recoveries that have been deemed probable.  As of December 31, 2010, our environmental reserve totaled $79.8 million and our estimated receivable for environmental cost recoveries totaled $8.6 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

17.  Regulatory Matters

The tariffs we charge for transportation on our interstate common carrier pipelines are subject to rate regulation by the FERC, under the Interstate Commerce Act.  The Interstate Commerce Act requires, among other things, that interstate petroleum products pipeline rates be just and reasonable and nondiscriminatory.  Pursuant to FERC Order No. 561, effective January 1, 1995, interstate petroleum products pipelines are able to change their rates within prescribed ceiling levels that are tied to an inflation index.  FERC Order No. 561-A, affirming and clarifying Order No. 561, expanded the circumstances under which interstate petroleum products pipelines may employ cost-of-service ratemaking in lieu of the indexing methodology, effective January 1, 1995.  For each of the years ended December 31, 2011, 2010 and 2009, the application of the indexing methodology did not significantly affect tariff rates on KMP’s interstate petroleum products pipelines.

Below is a brief description of our ongoing regulatory matters, including any material developments that occurred during 2011.

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

Trailblazer Pipeline Company LLC- Docket Nos. RP11-1939 and RP11-2168

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

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

Trailblazer and the active parties protesting this proceeding have been engaged in extensive settlement discussions that have resulted in settlement agreements and amendments to their negotiated rate agreements, which have been filed with the FERC.  In order to facilitate such discussions, Trailblazer filed motions to suspend the procedural schedule to allow the parties time to finalize their settlements, which were granted by the Chief Judge.  The FERC has issued orders accepting Trailblazer’s negotiated rate filings with the protesting parties.  On December 15, 2011, Trailblazer filed a motion to terminate the hearing procedure to resolve the issues raised in the proceeding and avoid the need for a hearing.  As part of its motion, Trailblazer proposed certain concessions, including foregoing recovery of the deferred account balance accumulated through May 6, 2012, reducing the EFAP rate effective January 1, 2011 to reflect removal of amounts in such account, and withdrawing the pending requests for rehearing in Docket Nos. RP11-1939-000 and RP11-2168-000.  On December 21, 2011, the administrative law judge issued an Initial Decision, stating that there are no issues in the case for him to decide in light of Trailblazer’s concessions and ordered that the FERC rule on the remainder of the motion to terminate the proceedings.  On December 29, 2011, given the non-opposition to the motion to terminate and the issuance of the Initial Decision, Trailblazer filed to reduce its EFAP from 8.69% to 4.78% effective January 1, 2012.  The motion to terminate is pending before the FERC.

Trailblazer Pipeline Company LLC – Docket No. RP11-2295-000

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

NGPL – 2012 Storage Optimization Project – Docket No. CP11-547

On September 20, 2011, NGPL filed with FERC a certificate application regarding its 2012 NGPL Storage Optimization Project.  Specifically, NGPL requested to: (i) construct and operate a new 3,550 horsepower (hp) gas fired compressor unit at NGPL’s existing Compressor Station No. 205 located near Keota in Washington County, Iowa (CS 205); (ii) construct and operate a new “greenfield” compressor station consisting of 22,000 hp electric compressor unit to be located near Altamont in Effingham County, Illinois; (iii) reduce cushion gas inventory by 5 Bcf at NGPL’s North Lansing Storage Field located near Longview in Harrison County, Texas; (iv) abandon in place various gas fired compressor units at NGPL’s Compressor Station No. 310 and 311 located respectively near Centralia in Clinton County, Illinois and near Hammond in Piatt County, Illinois; and (v) obtain a pre-determination that rolled-in rate treatment for the costs of the proposed facilities is appropriate.  The project has a total cost of $57.6 million.  NGPL requested that the FERC issue its order in this proceeding on or before April 30, 2012 to allow for a December 2012 commencement of service for the proposed new facilities.  On February 1, 2012, the FERC issued its Environmental Assessment Report regarding the project and recommended approval of the project subject to standard mitigation measures for a project of this scope.

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

ASU No. 2011-04

On May 12, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU amends U.S. generally accepted accounting principles (U.S. GAAP) and results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and international financial reporting standards (IFRS).  The amendments in this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements; however, the amendment’s requirements do not extend the use of fair value accounting, and for many of the requirements, the FASB did not intend for the amendments to result in a change in the application of the requirements in the “Fair Value Measurement” Topic of the Codification.  Additionally, ASU No. 2011-04 includes some enhanced disclosure requirements, including an expansion of the information required for Level 3 fair value measurements.  For us, ASU No. 2011-04 was effective January 1, 2012, and the adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU Nos. 2011-05 and 2011-12

On June 16, 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  This ASU eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements.

ASU No. 2011-05 also requires reclassifications of items out of accumulated other comprehensive income to net income to be measured and presented by income statement line item in both the statement where net income is presented and the statement where other comprehensive income is presented.  However, on December 23, 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” to defer this new requirement.  For us, both ASU No. 2011-05 and ASU No. 2011-12 were effective January 1, 2012.  Since these ASUs pertain to presentation and disclosure requirements only, the adoption of these ASUs did not have a material impact on our consolidated financial statements.

ASU No. 2011-08

On September 15, 2011, the FASB issued ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.”  This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test prescribed by current accounting principles.  However, the quantitative impairment test is required if an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount.  An entity can choose to perform the qualitative assessment on none, some or all of its reporting units.  Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative goodwill impairment test, and then resume performing the qualitative assessment in any subsequent period.  For us, ASU No. 2011-8 was effective January 1, 2012, and the adoption of this ASU did not have a material impact on our consolidated financial statements.  Furthermore, we perform our annual goodwill impairment test on May 31 each year, and we do not expect the adoption of this ASU to have a material impact on our May 31, 2012 goodwill impairment test.

ASU No. 2011-09

On September 21, 2011, the FASB issued ASU No. 2011-9, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.”  The amendments in this ASU require that employers provide, on an annual basis, additional separate disclosures for all individually significant multiemployer pension plans and multiemployer other postretirement benefit plans.  The revisions do not change the current recognition and measurement guidance for an employer’s participation in a multiemployer plan.  For us, ASU No. 2011-9 was effective December 31, 2011; however, because we consider our overall multi-employer pension plan liability exposure and multi-employer pension plan contributions to be minimal in relation to the value of our total consolidated assets and net income (and not material to our consolidated financial statements), the adoption of this ASU did not have a material impact on our consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.  We are currently reviewing the effect of ASU No. 2011-11.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

19.  Reconciliation of Significant Asset Balances

The following is a reconciliation between KMP’s significant asset balances as reported in KMP’s Annual Report on Form 10-K as of December 31, 2011 and 2010 and our consolidated asset balances as shown on our accompanying consolidated balance sheets (in millions):

	December 31,
	2011	2010
Property, plant and equipment, net–KMP	$15,595.8	$14,603.9
Purchase accounting adjustments associated with our investment in KMP	2,310.6	2,445.2
Property, plant and equipment, net–KMI	19.6	21.6
Property, plant and equipment, net	$17,926.0	$17,070.7

Investments–KMP	$3,346.2	$3,886.0
Purchase accounting adjustments associated with our investment in KMP	135.5	139.3
Investments–KMI	262.7	265.8
Investments	$3,744.4	$4,291.1

Goodwill–KMP	$1,436.2	$1,233.6
Purchase accounting adjustments associated with our investment in KMP	3,637.3	3,597.3
Goodwill	$5,073.5	$4,830.9

20.  Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31(a)	June 30(b)	September 30(c)	December 31
	(In millions)
2011
Revenues	$2,008.1	$2,033.5	$2,206.0	$2,017.3
Operating income	$397.0	$256.6	$415.5	$469.6
Net Income	$201.0	$81.7	$84.2	$293.1
Net Income Attributable to Kinder Morgan, Inc.	$155.0	$132.1	$151.5	$155.8
Basic Earnings Per Common Share(d)
Class P Shares	$0.12	$0.19	$0.21	$0.22
Class A Shares	$0.12	$0.17	$0.19	$0.20
Diluted Earnings Per Common Share(d)
Class P Shares	$0.12	$0.19	$0.21	$0.22
Class A Shares	$0.12	$0.17	$0.19	$0.20

2010(e)
Revenues	$2,157.6	$1,990.9	$2,088.2	$1,953.9
Operating income	$244.4	$405.4	$181.1	$449.8
Net Income (Loss)	$(179.9)	$260.3	$52.6	$166.6
Net Income Attributable to Kinder Morgan, Inc.	$(160.9)	$46.0	$10.6	$63.0
____________

(a)
First quarter 2011 includes a $100.0 million increase in expense associated with a special cash bonus paid to non-senior management employees in May 2011.  The cost of this bonus was not borne by our Class P shareholders.  We paid for these bonuses, which included the amounts allocated to KMP, using $64 million in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders.  First quarter 2010 includes a $430.0 million non-cash impairment charge on our equity investment in NGPL PipeCo LLC and a $158.0 million increase in expense associated with rate case liability adjustments.

(b)	Second quarter 2011 includes a $165.0 million increase in expense associated with rate case liability adjustments.
(c)
Third quarter 2011 includes a $167.2 million loss from the remeasurement of KMP’s previously held 50% equity interest in KinderHawk Field Services LLC to fair value, and a $69.3 million increase in expense primarily associated with rights-of-way lease payment liability adjustments.  Third quarter 2010 includes $200.0 million in expense associated with the Going Private Transaction litigation settlement.

(d)	Earnings per share for the first quarter of 2011 includes the period from February 16, 2011, the day we completed an initial public offering of our Class P Common Stock, through March 31, 2011.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(e)	Earnings per share not applicable to the year ended December 31, 2010.

21.  Supplemental Information on Oil and Gas Producing Activities (Unaudited)

Operating statistics from KMP’s oil and gas producing activities for each of the years 2011, 2010 and 2009 are shown in the following table:

Results of Operations for Oil and Gas Producing Activities – Unit Prices and Costs

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Production costs per barrel of oil equivalent(b)(c)(d)	$15.37	$12.58	$11.44
Crude oil production (MBbl/d)	34.2	35.5	37.4
SACROC crude oil production (MBbl/d)	23.8	24.3	25.1
Yates crude oil production (MBbl/d)	9.6	10.7	11.8

Natural gas liquids production (MBbl/d)(d)	3.5	5.8	5.4
Natural gas liquids production from gas plants(MBbl/d)(e)	5.0	4.2	4.0
Total natural gas liquids production(MBbl/d)	8.5	10.0	9.4
SACROC natural gas liquids production (MBbl/d)(d)	3.3	5.5	5.3
Yates natural gas liquids production (MBbl/d)(d)	0.2	0.2	0.1

Natural gas production (MMcf/d)(d)(f)	1.5	1.4	0.9
Natural gas production from gas plants(MMcf/d)(e)(f)	0.5	1.9	0.7
Total natural gas production(MMcf/d)(f)	2.0	3.3	1.6
Yates natural gas production (MMcf/d)(d)(f)	1.4	1.3	0.8

Average sales prices including hedge gains/losses:
Crude oil price per Bbl(g)	$69.73	$59.96	$49.55
Natural gas liquids price per Bbl(g)	$65.65	$50.34	$37.70
Natural gas price per Mcf(h)	$3.86	$4.08	$3.45
Total natural gas liquids price per Bbl(e)	$65.61	$51.03	$37.96
Total natural gas price per Mcf(e)	$3.76	$4.10	$3.53
Average sales prices excluding hedge gains/losses:
Crude oil price per Bbl(g)	$92.61	$76.93	$59.03
Natural gas liquids price per Bbl(g)	$65.65	$50.34	$37.70
Natural gas price per Mcf(h)	$3.86	$4.08	$3.45
____________
(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
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

The following three tables provide supplemental information on oil and gas producing activities, including (i) capitalized costs related to oil and gas producing activities; (ii) costs incurred for the acquisition of oil and gas producing properties and for exploration and development activities; and (iii) the results of operations from oil and gas producing activities.

Capitalized costs consisted of the following (in millions):

Capitalized Costs Related to Oil and Gas Producing Activities

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Wells and equipment, facilities and other	$3,585.5	$3,158.8	$2,920.7
Leasehold	433.2	433.1	433.5
Total proved oil and gas properties	4,018.7	3,591.9	3,354.2
Unproved property(b)	34.3	88.3	10.2
Accumulated depreciation and depletion	(2,661.4)	(2,235.4)	(1,764.0)
Net capitalized costs	$1,391.6	$1,444.8	$1,600.4
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries. Includes capitalized asset retirement costs and associated accumulated depreciation.
(b)	The unproved amounts consist of capitalized costs related to the Katz Unit, which is in the initial stages of the carbon dioxide flooding operation.

For each of the years 2011, 2010 and 2009, KMP’s costs incurred for property acquisition, exploration and development were as follows (in millions):

Costs Incurred in Exploration, Property Acquisitions and Development

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Property acquisitions – proved oil and gas properties	$-	$-	$5.3
Development	$372.8	$326.0	$330.3
____________

(a)
Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.  During 2011, KMP spent $89.0 million on development costs related to the Katz field unit, which was in the initial stages of the carbon dioxide flooding operation.  As of December 31, 2011, capitalized costs related to unproved property for the Katz unit was $34.3 million.  No exploration costs were incurred for the periods reported.

KMP’s results of operations from oil and gas producing activities for each of the years 2011, 2010 and 2009 are shown in the following table (in millions):

Results of Operations for Oil and Gas Producing Activities

	Year Ended December 31,
	2011	2010	2009
Consolidated Companies(a)
Revenues(b)	$993.0	$903.2	$767.0
Expenses:
Production costs	245.8	229.5	188.8
Other operating expenses(c)	79.5	62.7	53.3
Depreciation, depletion and amortization expenses	394.1	406.3	441.4
Total expenses	719.4	698.5	683.5
Results of operations for oil and gas producing activities	$273.6	$204.7	$83.5
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(b)	Revenues include losses attributable to KMP’s hedging contracts of $285.2 million, $219.9 million and $129.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.
(c)	Consists primarily of carbon dioxide expense.

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

The reserves estimates shown herein have been independently evaluated by Netherland, Sewell & Associates, Inc. (NSAI), a worldwide leader of petroleum property analysis for industry and financial organizations and government agencies.  NSAI was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-2699.  Within NSAI, the technical persons primarily responsible for preparing the estimates set forth in the NSAI reserves report incorporated herein are Mr. Derek Newton and Mr. Mike Norton.  Mr. Newton has been practicing consulting petroleum engineering at NSAI since 1997.  Mr. Newton is a Licensed Professional Engineer in the State of Texas (No. 97689) and has over 26 years of practical experience in petroleum engineering, with over 14 years experience in the estimation and evaluation of reserves.  He graduated from University College, Cardiff, Wales, in 1983 with a Bachelor of Science Degree in Mechanical Engineering and from Strathclyde University, Scotland, in 1986 with a Master of Science Degree in Petroleum Engineering.  Mr. Norton has been practicing consulting petroleum geology at NSAI since 1989.  Mr. Norton is a Licensed Professional Geoscientist in the State of Texas, Geology (No. 441) and has over 30 years of practical experience in petroleum geosciences, with over 22 years experience in the estimation and evaluation of reserves.  He graduated from Texas A&M University in 1978 with a Bachelor of Science Degree in Geology.  Both technical principals meet or exceed the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; both are proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines.

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

▪
we follow comprehensive SEC compliant internal policies to determine and report proved reserves, and our reserve estimates are made by experienced oil and gas reservoir engineers or under their direct supervision;

▪
we review our reported proved reserves at each year-end, and at each year-end, the CO2—KMP business segment managers and the Vice President (President, CO2—KMP) reviews all significant reserves changes and all new proved developed and undeveloped reserves additions; and

▪	the CO2—KMP business segment reports independently of KMP’s four remaining reportable business segments.

For more information on our controls and procedures, see Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

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

Also during 2010, previous estimates of proved developed reserves were revised upwards by 12.3 million barrels of crude oil and 0.4 million barrels of natural gas liquids and proved undeveloped reserves were revised upward by 4.0 million barrels of crude oil and 0.7 million barrels of natural gas liquids.  Almost 90 percent of the revisions were associated with our third party oil and gas consultants revising the methodology used to estimate reserves for KMP’s Yates Field Unit in order to take greater account of the reservoir mechanisms associated with carbon dioxide injection, for which there are now seven years of history.  The revised methodology used to forecast the Yates Field Unit future performance utilizes a volume balance that is based on a correlation of historical production to observed oil saturations and reservoir volume factors during the life of the Yates Field Unit with emphasis on the period from 1996 through 2010.  A portion of these revisions were attributed to utilizing a higher prescribed oil price basis to calculate reserves ($75.96 per barrel for year end 2010 versus $57.65 per barrel for year end 2009).

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

As of December 31, 2010, KMP had 56.4 million barrels of crude oil and 2.2 million barrels of natural gas liquids classified as proved developed reserves.  Also, as of year end 2010, KMP had 27.8 million barrels of crude oil and 2.6 million barrels of natural gas liquids classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2010 were 84.2 million barrels of crude oil and 4.9 million barrels of natural gas liquids.

During 2011, production from the fields totaled 12.5 million barrels of crude oil and 1.3 million barrels of natural gas liquids.  For 2011, KMP incurred $372.8 million in capital costs, and in prior years, it incurred $43.6 million in capital costs related to the Katz field unit. Combined, these capital investments resulted in the development of 7.3 million barrels of crude oil and 0.9 million barrels of natural gas liquids and their transfer from the proved undeveloped category to the proved developed category.  KMP also developed 3.0 million barrels of crude oil and 0.0 million barrels of natural gas liquids reserves with the development of the Katz (Strawn) unit CO2 flood where the produced gas containing natural gas liquids is injected with the CO2.  The reclassifications from proved undeveloped to proved developed reserves reflect the transfer of 26.2% of crude oil and 35.2% of natural gas liquids from the proved undeveloped reserves reported as of December 31, 2010 to the proved developed classification of reserves reported as of December 31, 2011.  The developed reserves for the Katz (Strawn) unit CO2 flood represent 5.4% of of proved developed reserves.

Also during 2011, previous estimates of proved developed reserves were revised upwards by 1.4 million barrels of crude oil and 0.0 million barrels of natural gas liquids, and proved undeveloped reserves were revised upward by 3.3 million barrels of crude oil and 0.6 million barrels of natural gas liquids.  These revisions are attributed to utilizing a higher prescribed oil price basis ($92.71 per barrel for year end 2011 versus $75.96 per barrel for year end 2010) and higher projected CO2 flood recoveries resulting from updated performance at SACROC used to calculate reserves.  All natural gas reserves are associated with crude oil production and are not impacted by gas pricing.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

These revisions to the previous estimates, as well as the transfer of proved undeveloped reservers to the proved developed category as discussed above, resulted in the percentage of proved undeveloped reserves decreasing from 33.9% at year end 2010 to 31.0% at year end 2011.  After giving effect to production and revisions to previous estimates during 2011, total proved reserves of crude oil decreased by 4.7 million barrels and total proved reserves of natural gas liquids decreased by 0.7 million barrels.

As of December 31, 2011, KMP had 55.7 million barrels of crude oil and 1.8 million barrels of natural gas liquids classified as proved developed reserves.  Also, as of year end 2011, KMP had 23.8 million barrels of crude oil and 2.3 million barrels of natural gas liquids classified as proved undeveloped reserves.  Total proved reserves as of December 31, 2011, were 79.4 million barrels of crude oil and 4.1 million barrels of natural gas liquids.  KMP currently expects that the proved undeveloped reserves it reports as of December 31, 2011 will be developed within the next five years.

During 2011, KMP filed estimates of its oil and gas reserves for the year 2010 with the Energy Information Administration of the U.S. Department of Energy on Form EIA-23.  The data on Form EIA-23 was presented on a different basis, and included 100% of the oil and gas volumes from KMP’s operated properties only, regardless of its net interest.  The difference between the oil and gas reserves reported on Form EIA-23 and those reported in this Note exceeds 5%.

The following Reserve Quantity Information table discloses estimates, as of December 31, 2011, of proved crude oil, natural gas liquids and natural gas reserves, prepared by Netherland, Sewell and Associates, Inc. (independent oil and gas consultants), of Kinder Morgan CO2 Company, L.P. and its consolidated subsidiaries’ interests in oil and gas properties, all of which are located in the state of Texas.  This data has been prepared using current prices and costs, as discussed above, and the estimates of reserves and future revenues in this Note conform to the guidelines of the SEC.

Reserve Quantity Information

	Consolidated Companies(a)
	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)(b)
Proved developed and undeveloped reserves:
As of December 31, 2008	78,579	6,860	1,274
Revisions of previous estimates(c)	15,900	1,018	(293)
Production	(13,688)	(1,995)	(298)
Purchases of reserves in place	53	37	15
As of December 31, 2009	80,844	5,920	698
Revisions of previous estimates(d)	16,294	1,059	2,923
Production	(12,962)	(2,116)	(523)
As of December 31, 2010	84,176	4,863	3,098
Revisions of previous estimates(e)	4,719	567	687
Improved recovery(f)	3,018	-	-
Production	(12,466)	(1,285)	(544)
As of December 31, 2011	79,447	4,145	3,241

Proved developed reserves:
As of December 31, 2009	47,058	2,665	698
As of December 31, 2010	56,423	2,221	3,098
As of December 31, 2011	55,652	1,823	3,241

Proved undeveloped reserves:
As of December 31, 2009	33,786	3,255	-
As of December 31, 2010	27,753	2,642	-
As of December 31, 2011	23,795	2,322	-
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Natural gas reserves are computed at 14.65 pounds per square inch absolute and 60 degrees fahrenheit.
(c)	Predominantly due to higher product prices resulting in an expanded economic carbon dioxide project area.
(d)	Predominantly due to higher product prices used to determine reserve volumes and the change in methodology discussed above.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

(e)	Predominantly due to higher product prices used to determine reserve volumes.
(f)	Represents volumes added with the development of the Katz (Strawn) unit carbon dioxide flood.

The standardized measure of discounted cash flows and summary of the changes in the standardized measure computation from year-to-year are prepared in accordance with the “Extractive Activities—Oil and Gas” Topic of the Codification.  The assumptions that underly the computation of the standardized measure of discounted cash flows, presented in the table below, may be summarized as follows:

▪	the standardized measure includes our estimate of proved crude oil, natural gas liquids and natural gas reserves and projected future production volumes based upon year-end economic conditions;

▪	pricing is applied based upon the 12 month unweighted arithmetic average of the first day of the month price for the year;

▪	future development and production costs are determined based upon actual cost at year-end;

▪	the standardized measure includes projections of future abandonment costs based upon actual costs at year-end; and

▪	a discount factor of 10% per year is applied annually to the future net cash flows.

The standardized measure of discounted future net cash flows from proved reserves were as follows (in millions):

Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Future cash inflows from production	$7,648.1	$6,665.8	$4,898.0
Future production costs	(2,806.5)	(2,387.9)	(1,951.5)
Future development costs(b)	(1,443.0)	(1,433.7)	(1,179.7)
Undiscounted future net cash flows	3,398.6	2,844.2	1,766.8
10% annual discount	(1,204.6)	(946.6)	(503.5)
Standardized measure of discounted future net cash flows	$2,194.0	$1,897.6	$1,263.3
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Includes abandonment costs.

Item 15. Exhibits, Financial Statement Schedules. (continued)	Kinder Morgan, Inc. Form 10-K

The following table represents our estimate of changes in the standardized measure of discounted future net cash flows from proved reserves (in millions):

Changes in the Standardized Measure of Discounted Future Net Cash Flows From
Proved Oil and Gas Reserves

	As of December 31,
	2011	2010	2009
Consolidated Companies(a)
Present value as of January 1	$1,897.6	$1,263.3	$658.4
Changes during the year:
Revenues less production and other costs(b)	(949.5)	(828.2)	(652.7)
Net changes in prices, production and other costs(b)	696.9	890.0	915.7
Development costs incurred	416.4	248.0	330.3
Net changes in future development costs	(316.7)	(296.6)	(445.4)
Improved recovery	10.2	-	-
Revisions of previous quantity estimates(c)	257.1	494.2	391.1
Accretion of discount	182.0	126.9	65.9
Net change for the year	296.4	634.3	604.9
Present value as of December 31	$2,194.0	$1,897.6	$1,263.3
____________

(a)	Amounts relate to Kinder Morgan CO2 Company, L.P. and its consolidated subsidaries.
(b)	Excludes the effect of losses attributable to KMP’s hedging contracts of $285.2 million , $219.9 million and $129.5 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.
(c)
2011 revisions were primarily due to higher product prices used to determine reserve volumes and the addition of the Katz (Strawn) carbon dioxide flood.  2010 revisions were primarily due to higher product prices used to determine reserve volumes and the change in methodology discussed above.  2009 revisions were primarily due to higher product prices resulting in an expanded economic carbon dioxide project area.

Kinder Morgan, Inc. Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINDER MORGAN, INC. Registrant

By: /s/ KIMBERLY A. DANG
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)
Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial Officer	February 22, 2012
Kimberly A. Dang	(principal financial officer and principal
accounting officer)

/s/ RICHARD D. KINDER	Director, Chairman and Chief Executive Officer	February 22, 2012
Richard D. Kinder	(principal executive officer)

/s/HENRY CORNELL	Director	February 22, 2012
Henry Cornell

/s/STEVEN J. KEAN	Director	February 22, 2012
Steven J. Kean

/s/DEBORAH A. MACDONALD	Director	February 22, 2012
Deborah A. Macdonald

/s/MICHAEL MILLER	Director	February 22, 2012
Michael Miller

/s/ MICHAEL C. MORGAN	Director	February 22, 2012
Michael C. Morgan

/s/ KENNETH A. PONTARELLI	Director	February 22, 2012
Kenneth A. Pontarelli

/s/FAYEZ SAROFIM	Director	February 22, 2012
Fayez Sarofim

/s/ C. PARK SHAPER	Director	February 22, 2012
C. Park Shaper

/s/JOEL V. STAFF	Director	February 22, 2012
Joel V. Staff

/s/JOHN STOKES	Director	February 22, 2012
John Stokes

	Director	February 22, 2012
R. Baran Tekkora

/s/GLENN A. YOUNGKIN	Director	February 22, 2012
Glenn A. Youngkin

Representing a majority of the Board of Directors of Kinder Morgan, Inc.