Form 10-Q
period 2012-03-31
KINDER MORGAN, INC.
filed 2012-05-02
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of April 27, 2012, the registrant had the following number of shares of common stock outstanding:

Class A common stock	535,972,387
Class B common stock	94,132,596
Class C common stock	2,318,258
Class P common stock	170,922,605

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)
	Three Months Ended March 31,
	2012	2011
Revenues
Natural gas sales	$584	$803
Services	761	741
Product sales and other	512	388
Total Revenues	1,857	1,932

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	580	793
Operations and maintenance	306	298
Depreciation, depletion and amortization	274	250
General and administrative	129	180
Taxes, other than income taxes	50	46
Other expense	2	-
Total Operating Costs, Expenses and Other	1,341	1,567

Operating Income	516	365

Other Income (Expense)
Earnings from equity investments	65	50
Amortization of excess cost of equity investments	(2)	(1)
Interest expense	(184)	(174)
Interest income	5	5
Other, net	1	1
Total Other Income (Expense)	(115)	(119)

Income from Continuing Operations Before Income Taxes	401	246

Income Tax Expense	(96)	(96)

Income from Continuing Operations	305	150

Discontinued operations (Note 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	50	51
Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	(428)	-
(Loss) Income from Discontinued Operations, net of tax	(378)	51

Net (Loss) Income	(73)	201

Net Loss (Income) Attributable to Noncontrolling Interests	94	(46)

Net Income Attributable to Kinder Morgan, Inc.	$21	$155

Class P Shares
Basic Earnings Per Common Share From Continuing Operations	$0.23	$0.11
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.20)	0.01
Total Basic Earnings Per Common Share	$0.03	$0.12
Class A Shares
Basic Earnings Per Common Share From Continuing Operations	$0.21	$0.11
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.20)	0.01
Total Basic Earnings Per Common Share	$0.01	$0.12
Basic Weighted-Average Number of Share Outstanding
Class P Shares	171	111
Class A Shares	536	596
Class P Shares
Diluted Earnings Per Common Share From Continuing Operations	$0.23	$0.11
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.20)	0.01
Total Diluted Earnings Per Common Share	$0.03	$0.12
Class A Shares
Diluted Earnings Per Common Share From Continuing Operations	$0.21	$0.11
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.20)	0.01
Total Diluted Earnings Per Common Share	$0.01	$0.12
Diluted Weighted-Average Number of Shares
Class P Shares	708	707
Class A Shares	536	596
Dividends Per Common Share Declared	$0.32	$0.14
The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Kinder Morgan, Inc.
Net income	$21	$155
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $22 and $48, respectively)	(34)	(81)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $6 and $8, respectively)	9	13
Foreign currency translation adjustments (net of tax expense of $7 and $9, respectively)	12	16
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $2, respectively)	-	(4)
Total other comprehensive loss	(13)	(56)
Total comprehensive income	8	99

Noncontrolling Interests
Net (loss) income	(94)	46
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $5 and $14, respectively)	(52)	(120)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $1 and $3, respectively)	14	25
Foreign currency translation adjustments (net of tax expense of $2 and $3, respectively)	17	23
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $1, respectively)	-	(6)
Total other comprehensive loss	(21)	(78)
Total comprehensive loss	(115)	(32)

Total
Net (loss) income	(73)	201
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $27 and $62, respectively)	(86)	(201)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $7 and $11, respectively)	23	38
Foreign currency translation adjustments (net of tax expense of $9 and $12, respectively)	29	39
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $3, respectively)	-	(10)
Total other comprehensive loss	(34)	(134)
Total comprehensive (loss) income	$(107)	$67

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share and Per Share Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI	$3	$2
Cash and cash equivalents – KMP	491	409
Restricted deposits	31	34
Accounts, notes and interest receivable, net	761	914
Inventories	177	110
Gas in underground storage	58	62
Fair value of derivative contracts	67	72
Assets held for sale	2,287	-
Other current assets	27	60
Total current assets	3,902	1,663

Property, plant and equipment, net	17,304	17,926
Investments	2,180	3,744
Notes receivable	167	165
Goodwill	4,829	5,074
Other intangibles, net	1,164	1,185
Fair value of derivative contracts	580	698
Deferred charges and other assets	244	262
Total Assets	$30,370	$30,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI	$1,235	$1,261
Current portion of debt – KMP	891	1,638
Cash book overdrafts	64	23
Accounts payable	629	728
Accrued interest	126	330
Accrued taxes	132	38
Deferred revenues	108	100
Fair value of derivative contracts	146	121
Accrued other current liabilities	377	290
Total current liabilities	3,708	4,529

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI	1,948	1,946
Outstanding – KMP	12,156	11,159
Preferred interest in general partner of KMP	100	100
Value of interest rate swaps	1,026	1,151
Total long-term debt	15,230	14,356
Deferred income taxes	2,239	2,199
Fair value of derivative contracts	83	39
Other long-term liabilities and deferred credits	988	1,026
Total long-term liabilities and deferred credits	18,540	17,620

Total Liabilities	22,248	22,149

Commitments and contingencies (Notes 4 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 170,922,605 and 170,921,140 shares, respectively, issued and outstanding	2	2
Class A shares, $0.01 par value, 707,000,000 shares authorized, 535,972,387 shares issued and outstanding	5	5
Class B shares, $0.01 par value, 100,000,000 shares authorized, 94,132,596 shares issued and outstanding	1	1
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,318,258 shares issued and outstanding	-	-
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	-	-
Additional paid-in capital	3,438	3,431
Retained deficit	(202)	(3)
Accumulated other comprehensive loss	(128)	(115)
Total Kinder Morgan, Inc.’s stockholders’ equity	3,116	3,321
Noncontrolling interests	5,006	5,247
Total Stockholders’ Equity	8,122	8,568
Total Liabilities and Stockholders’ Equity	$30,370	$30,717

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(73)	$201
Adjustments to reconcile net income to net cash provided by operating activities
Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	428	-
Depreciation, depletion and amortization	281	256
Deferred income taxes	9	3
Amortization of excess cost of equity investments	2	1
Earnings from equity investments	(87)	(68)
Distributions from equity investments	80	65
Pension contributions in excess of expense	(17)	-
Changes in components of working capital
Accounts receivable	89	100
Inventories	(73)	-
Other current assets	44	50
Accounts payable	(96)	(40)
Cash book overdrafts	42	3
Accrued interest	(203)	(186)
Accrued taxes	109	93
Accrued liabilities	64	77
Rate reparations, refunds and other litigation reserve adjustments	-	(63)
Other, net	(39)	(9)
Net Cash Provided by Operating Activities	560	483

Cash Flows From Investing Activities
Acquisitions of assets and investments	(30)	(66)
Capital expenditures	(354)	(270)
Sale or casualty of property, plant and equipment, and other net assets, net of removal costs	-	1
Net proceeds from margin and restricted deposits	20	47
Contributions to investments	(49)	(23)
Distributions from equity investments in excess of cumulative earnings	48	84
Net Cash Used in Investing Activities	(365)	(227)

Cash Flows From Financing Activities
Issuance of debt–KMI	252	802
Payment of debt–KMI	(278)	(1,187)
Issuance of debt–KMP	2,420	2,523
Payment of debt–KMP	(2,160)	(2,305)
Debt issue costs	(6)	(8)
Cash dividends	(220)	(246)
Contributions from noncontrolling interests	124	81
Distributions to noncontrolling interests	(251)	(229)
Other, net	-	(1)
Net Cash Used in Financing Activities	(119)	(570)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	2

Net increase (decrease) in Cash and Cash Equivalents	83	(312)
Cash and Cash Equivalents, beginning of period	411	502
Cash and Cash Equivalents, end of period	$494	$190

Noncash Investing and Financing Activities
Liabilities settled by the issuance of common units	$7	$-
Contribution of net assets to investments	$-	$8
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$349	$325
Net cash paid during the period for income taxes	$6	$1

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  General

Organization

We own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to in this report as KMP.  KMP is a publicly-traded pipeline limited partnership whose limited partner units are traded on the New York Stock Exchange under the ticker symbol “KMP.”  Primarily through KMP, we operate or own an interest in approximately 38,000 miles of pipelines and approximately 180 terminals.  These pipelines transport natural gas, refined petroleum products, crude oil, carbon dioxide and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel.

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and we changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc.  Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc. (KMK).  On February 29, 2012, KMK was merged into KMI.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering. Our common stock trades on the New York Stock Exchange under the symbol “KMI.”

Kinder Morgan Management, LLC, referred to in this report as “KMR,” is a publicly-traded Delaware limited liability company.  Kinder Morgan G.P., Inc., the general partner of KMP and a wholly-owned subsidiary of ours, owns all of KMR’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

On October 16, 2011, KMI and El Paso Corporation (EP) announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP in a transaction that would create one of the largest energy companies in the U.S. (See Note 2).

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (U.S. GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011, which we refer to in this report as our 2011 Form 10-K.

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries as well as the accounts of KMP and KMR.  Investments in jointly-owned operations in which we hold a 50% or less interest (other than KMP and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Effective with the May 30, 2007 closing of a going-private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the going-private transaction. See Note 2 of our consolidated financial statements in our 2011 Form 10-K.

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

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $734 million of its debt.  We would be obligated to perform under this indemnity only if KMP’s assets were unable to satisfy its obligations.

Following our March 15, 2012 announcement of our intention to sell the assets that comprise KMP’s FTC Natural Gas Pipelines disposal group (described in Note 2) in order to receive regulatory approval for our proposed EP acquisition, we accounted for the disposal group as discontinued operations in accordance with the provisions of the “Presentation of Financial Statements—Discontinued Operations” Topic of the Codification.  Accordingly, we (i) reclassified and excluded KMP’s FTC Natural Gas Pipelines disposal group’s results of operations from our results of continuing operations and reported the disposal group’s results of operations separately as “Income from KMP’s FTC Natural Gas Pipelines disposal group, net of tax” within the discontinued operations section of our accompanying consolidated statements of income for all periods presented; (ii) separately reported a “Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income for the three months ended March 31, 2012; and (iii) reclassified and reported the disposal group’s combined assets separately as “Assets held for sale” in our accompanying consolidated balance sheet as of March 31, 2012.  Because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of March 31, 2012.  In addition, we did not elect to present separately the operating and investing cash flows related to the disposal group in our accompanying consolidated statements of cash flows.

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

For the Class P diluted per share computations, total net income attributable to Kinder Morgan, Inc. is divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.  This includes the Class P shares into which the investor retained stock is convertible.  Thus, the number of Class P shares on a fully-converted basis is the same before and after any conversion of our investor retained stock.  Each time one Class P share is issued upon conversion of investor retained stock, the number of Class P shares goes up by one, and the number of Class P shares into which the investor retained stock is convertible goes down by one.  Accordingly, there is no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares does not impact the number of Class P shares on a fully-converted basis.  As no securities are convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares are the same.

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of total basic and diluted earnings per share for the three months ended March 31, 2012 and the period February 11, 2011 (the date of our initial public offering) through March 31, 2011 (in millions, except per share amounts):

	Three Months Ended March 31, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$21
Dividends declared during period	$54	$154	$12	(220)
Excess distributions over earnings	(48)	(151)	-	$(199)
Total net income attributable to shareholders	$6	$3	$12	$21

Total Basic Earnings Per Share
Basic Weighted-Average Number of Shares Outstanding	171	536	N/A
Total Basic Earnings per Common Share(b)	$0.03	$0.01	N/A

Total Diluted Earnings Per Share
Total net income attributable to shareholders and assumed conversions(c)	$21	$3	N/A
Diluted Weighted-Average Number of Shares	708	536	N/A
Total Diluted Earnings per Common Share(b)	$0.03	$0.01	N/A

	February 11, 2011 through March 31, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the three months ended March 31, 2011				$155
Less: net income attributable to KMI members prior to incorporation				(71)
Net income attributable to shareholders				84
Dividends declared during period	$-	$-	$-	-
Remaining undistributed earnings	13	71	-	$84
Total net income attributable to shareholders	$13	$71	$-	$84

Total Basic Earnings per Share
Basic Weighted-Average Number of Shares Outstanding(d)	111	596	N/A
Total Basic Earnings per Common Share	$0.12	$0.12	N/A

Total Diluted Earnings Per Share
Total net income attributable to shareholders and assumed conversions(c)	$84	$71	N/A
Diluted Weighted-Average Number of Shares(d)	707	596	N/A
Total Diluted Earnings per Common Share	$0.12	$0.12	N/A

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three months ended March 31, 2012 and the period February 11, 2011 (the date of our initial public offering) through March 31, 2011 (in millions, except per share amounts):

	Three Months Ended March 31, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$305
Less: income from continuing operations attributable to noncontrolling interests				(144)
Income from continuing operations attributable to KMI				161
Dividends declared during period	$54	$154	$12	(220)
Excess distributions over earnings	(14)	(45)	-	$(59)
Income from continuing operations attributable to shareholders	$40	$109	$12	$161

Basic Earnings Per Share from Continuing Operations
Basic Weighted-Average Number of Shares Outstanding	171	536	N/A
Basic Earnings per Common Share from Continuing Operations(b)	$0.23	$0.21	N/A

Diluted Earnings Per Share from Continuing Operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$161	$109	N/A
Diluted Weighted-Average Number of Shares	708	536	N/A
Diluted Earnings per Common Share from Continuing Operations(b)	$0.23	$0.21	N/A

	February 11, 2011 through March 31, 2011
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations for the three months ended March 31, 2011				$150
Less: income from continuing operations attributable to noncontrolling interests for the three months ended March 31, 2011				(2)
Income from continuing operations attributable to KMI for the three months ended March 31, 2011				148
Less: income from continuing operations attributable to KMI members prior to incorporation				(67)
Income from continuing operations attributable to shareholders				$81
Dividends declared during period	$-	$-	$-	-
Remaining undistributed earnings	13	68	-	$81
Income from continuing operations attributable to shareholders	$13	$68	$-	$81

Basic Earnings per Share from Continuing Operations
Basic Weighted-Average Number of Shares Outstanding(d)	111	596	N/A
Basic Earnings per Common Share from Continuing Operations	$0.11	$0.11	N/A

Diluted Earnings Per Share from Continuing Operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$81	$68	N/A
Diluted Weighted-Average Number of Shares(d)	707	596	N/A
Diluted Earnings per Common Share from Continuing Operations	$0.11	$0.11	N/A
___________
(a)
Participating securities include Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contain rights to dividends.  As of March 31, 2011, our Class B and Class C shares were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our shareholder agreement as necessary performance conditions had not been satisfied.  As a result, no earnings were allocated to the Class B and Class C shares in our determination of basic and diluted earnings per share for the period February 11, 2011 through March 31, 2011.

(b)
The Class A shares earnings per share as compared to the Class P shares earnings per share has been reduced due to the sharing of economic benefits (including dividends) amongst the Class A, B, and C shares.  Class A, B and C shares owned by Richard Kinder, the sponsor investors, the original shareholders, and other management are referred to as “investor retained stock,” and are convertible into a fixed number of Class P shares.  In the aggregate, our investor retained stock is entitled to receive a dividend per share on a fully-converted basis equal to the dividend per share on our common stock.  The conversion of shares of investor retained stock into Class P shares will not

Kinder Morgan, Inc. Form 10-Q

increase our total fully-converted shares outstanding, impact the aggregate dividends we pay or the dividends we pay per share on our Class P common stock.
(c)
For the diluted earnings per share calculation, total net income attributable to each class of common stock is divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.

(d)	The weighted-average shares outstanding calculation is based on the actual days in which the shares were outstanding for the period from February 11, 2011 to March 31, 2011.

2.  Pending Acquisition of El Paso Corporation

On October 16, 2011, KMI and EP announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP in a transaction that would create one of the largest energy companies in the U.S.  Also, see Note 3 in our 2011 Form 10-K for further discussion regarding the pending EP acquisition.

Shareholders’ Approvals and Pending Elections

On March 2, 2012, 100% of our voting shareholders approved the proposed EP acquisition, and on March 9, 2012, more than 95% of voting EP shareholders approved the acquisition.

A tentative deadline for EP shareholders to elect the form of consideration that they wish to receive has been set for May 23, 2012.  The election deadline may be extended.  The close of the merger is expected to occur by the end of May 2012.

KMI’s Financing for the El Paso Corporation Acquisition

On February 10, 2012, we entered into (i) an amendment to our existing $1.0 billion senior secured revolving credit facility to permit, among other things, the transactions contemplated by the EP merger agreement, and to fund, in part, the transactions and related costs and expenses; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under our existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement containing a $6.8 billion 364-day facility and a $5.0 billion 3-year term loan facility, which will be used to finance a portion of the cash consideration and related fees and expenses to be paid in connection with the EP acquisition.  All of the foregoing will be effective upon completion of the EP acquisition.

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

On May 1, 2012, the Federal Trade Commission (FTC) voted to accept a proposed settlement order regarding our pending acquisition of EP.  The FTC also granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, allowing the companies to close the transaction.  The settlement order requires us to divest certain assets currently held by KMP to an FTC-approved buyer within 180 days from the date that we consummate the EP acquisition.  As previously announced, the assets included in this disposal group are KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.  In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group.  Under the settlement order, the assets of KMP’s FTC Natural Gas Pipelines disposal group will be held separate from our and KMP’s other businesses until the divestiture is completed.  Prior to our announcement, we included each of the assets in the Natural Gas Pipelines—KMP business segment.  Because this combined group of assets, including KMP’s equity investment in Rockies Express, has its own operations and cash flows, we now report KMP’s FTC Natural Gas Pipelines disposal group as a business held for sale.

As described above in Note 1 “General –Basis of Presentation,” we began accounting for KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations in the first quarter of 2012.  We recognized a $428 million loss on remeasurement to fair value.  We reported this loss amount separately as “Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income for the three months ended March 31, 2012.  We also reclassified the fair value of the disposal group’s assets as “held for sale” assets in our accompanying consolidated balance sheet as of March 31, 2012 (because the disposal group’s combined liabilities were not material to our consolidated balance sheet as of March 31, 2012, we included the disposal group’s liabilities within “Accrued other current liabilities”).  “Assets held for sale” are primarily comprised of property, plant and equipment, and KMP’s investment in the Rockies Express natural gas pipeline system.

Kinder Morgan, Inc. Form 10-Q

Summarized financial information for the disposal group is as follows (in millions):

	Three Months Ended March 31,
	2012	2011

Operating revenues	$71	$76
Operating expenses	(37)	(38)
Depreciation and amortization	(7)	(6)
Earnings from equity investments	22	18
Interest income and Other, net	1	1
Earnings from KMP’s FTC Natural Gas Pipelines disposal group	$50	$51

We expect to complete the sale of KMP’s FTC Natural Gas Pipelines disposal group in the third quarter of 2012.  Furthermore, we expect to offer to sell (drop-down) all of EP’s Tennessee Gas Pipeline system and a portion of its El Paso Natural Gas pipeline system to KMP in order to replace the assets that it will divest, and we expect that these drop-downs will occur contemporaneously with the closing of KMP’s divestiture.

3.  Goodwill and Other Intangibles

Goodwill and Excess Investment Cost

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

Changes in the gross amounts of our goodwill and accumulated impairment losses for the three months ended March 31, 2012 are summarized as follows (in millions):

	Products Pipelines– KMP	Natural Gas Pipelines– KMP	CO2–KMP	Terminals– KMP	Kinder Morgan Canada– KMP	Total
Historical Goodwill	$2,128	$3,723	$1,528	$1,484	$621	$9,484
Accumulated impairment losses.	(1,266)	(2,090)	-	(677)	(377)	(4,410)
Balance as of December 31, 2011	862	1,633	1,528	807	244	5,074
Acquisitions	-	-	-	-	-	-
Disposals (a)	-	(250)	-	-	-	(250)
Currency translation adjustments	-	-	-	-	5	5
Balance as of March 31, 2012	$862	$1,383	$1,528	$807	$249	$4,829
__________
(a)
Amount represents reclassification of KMP’s FTC Natural Gas Pipelines disposal group’s goodwill to “Assets held for sale.”  Since KMP’s FTC Natural Gas Pipelines disposal group represents a significant portion of the Natural Gas Pipelines–KMP business segment, we allocated the goodwill of the segment based on the relative fair value of the portion being disposed of and the portion of the segment remaining.

In addition, we identify any premium or excess cost we pay over our proportionate share of the underlying fair value of net assets acquired and accounted for as investments under the equity method of accounting.  This premium or excess cost is referred to as equity method goodwill and is also not subject to amortization but rather to impairment testing. For all investments we own containing equity method goodwill, no event or change in circumstances that may have a significant adverse effect on the fair value of our equity investments has occurred during the first three months of 2012.  As of both March 31, 2012 and December 31, 2011, we included $138 million in equity method goodwill within the

Kinder Morgan, Inc. Form 10-Q

caption “Investments” in our accompanying consolidated balance sheets.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  These intangible assets have definite lives and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.  Following is information related to our intangible assets subject to amortization (in millions):

	March 31, 2012	December 31, 2011
Customer contracts, relationships and agreements
Gross carrying amount	$1,343	$1,343
Accumulated amortization	(186)	(165)
Net carrying amount	1,157	1,178

Lease value, technology-based assets and other
Gross carrying amount	9	9
Accumulated amortization	(2)	(2)
Net carrying amount	7	7

Total Other intangibles, net	$1,164	$1,185

The net carrying amount of the intangible assets decreased $21 million during the first three months of 2012 due to amortization.  We amortize the costs of our intangible assets to expense in a systematic and rational manner over their estimated useful lives.  Among the factors we weigh, depending on the nature of the asset, are the effects of obsolescence, new technology, and competition.  For the three months ended March 31, 2012 and 2011, the amortization expense on our intangibles totaled $21 million and $11 million, respectively.  As of March 31, 2012, the weighted-average amortization period for our intangible assets was approximately 17 years, and our estimated amortization expense for these assets for each of the next five fiscal years (2013 – 2017) is approximately $84 million, $84 million, $80 million, $65 million and $64 million, respectively.

4. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term.  These costs are then amortized as interest expense in our consolidated statements of income.

KMI’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts, the preferred interest in the general partner of KMP and purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt, but excluding the value of interest rate swap agreements) as of March 31, 2012 and December 31, 2011 was $3,283 million and $3,307 million, respectively.  These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $30 million and $32 million at March 31, 2012 and December 31, 2011, respectively.  The weighted-average interest rate on all of KMI and its subsidiaries’ borrowings (including both short-term and long-term but excluding KMP and its subsidiaries) was approximately 4.75% and 4.91% during the first quarter of 2012 and 2011, respectively.  KMP’s debt balances included in our accompanying consolidated balance sheets (including both short-term and long-term amounts and excluding the value of interest rate swap agreements) as of March 31, 2012 and December 31, 2011 was $13,047 million and $12,797 million, respectively.  The weighted-average interest rate on all of KMP’s borrowings was approximately 4.23% during the first quarter of 2012, and approximately 4.44% during the first quarter of 2011.

KMI’s outstanding short-term debt as of March 31, 2012 was $1,235 million, which consisted of (i) $395 million of borrowings under KMI’s credit facility; and (ii) $840 million of KMI’s 6.50% senior notes due September 1, 2012.  As of March 31, 2012, KMP’s short-term debt balance included in our accompanying consolidated balance sheet was $891 million.  The balance consisted of (i) $500 million in principal amount of KMP’s 5.85% senior notes due September 15, 2012; (ii) $358 million of KMP’s commercial paper borrowings; (iii) $24 million in principal amount of tax-exempt bonds that mature on April 1, 2024, that are due on demand pursuant to certain standby purchase agreement provisions contained in the bond indenture (KMP’s subsidiary Kinder Morgan Operating L.P. “B” is the obligor on the bonds); (iv) an $8 million portion of 5.23% long-term senior notes (KMP’s subsidiary Kinder Morgan Texas Pipeline, L.P. is the obligor on the notes); and (v) a $1 million 7.17% note payable (KMP’s subsidiary Globalplex Partners, a Louisiana joint

Kinder Morgan, Inc. Form 10-Q

venture owned 50% and controlled by Kinder Morgan Bulk Terminals, Inc. is the obligor on the note, and KMP expects the joint venture will terminate during 2012).

Credit Facilities

KMI’s $1.0 billion six-year senior secured revolving credit facility matures on May 30, 2013 and includes a sublimit of $300 million for the issuance of letters of credit and a sublimit of $50 million for swingline loans.  As of March 31, 2012, the amount available for borrowing under the KMI’s $1.0 billion senior secured credit facility was reduced by a combined amount of $444 million consisting of (i) $395 million in borrowings outstanding under its credit facility with an average interest rate of 1.38%; and (ii) $49 million in four letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.  As of December 31, 2011, KMI had $421 million of borrowings outstanding under its credit facility with an average interest rate of 1.51%.

KMP’s $2.2 billion senior unsecured revolving credit facility matures July 1, 2016 and can be amended to allow for borrowings of up to $2.5 billion.  Borrowings under its credit facility can be used for general partnership purposes and as a backup for its commercial paper program.  There were no borrowings under KMP’s credit facility as of March 31, 2012 or as of December 31, 2011.

As of March 31, 2012, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $584 million, consisting of $358 million of commercial paper borrowings and $226 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $86 million in three letters of credit that support tax-exempt bonds; (iii) a $12 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) an $11 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $17 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

KMP’s Commercial Paper Program

KMP’s commercial paper program provides for the issuance of up to $2.2 billion of commercial paper.  KMP’s $2.2 billion senior unsecured revolving credit facility supports its commercial paper program, and borrowings under its commercial paper program reduce the borrowings allowed under its credit facility.  As of March 31, 2012, KMP had $358 million of commercial paper outstanding with an average interest rate of 0.45%.  As of December 31, 2011, KMP had $645 million of commercial paper outstanding with an average interest rate of 0.53%.  The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions it made during 2012 and 2011, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

Long-term Debt

KMP - Senior Notes

On March 14, 2012, KMP completed a public offering of $1.0 billion in principal amount of 3.95% senior notes due September 1, 2022.  KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $994 million, and used the proceeds to both repay its $450 million 7.125% senior notes that matured on March 15, 2012 and reduce the borrowings under its commercial paper program.

Interest Rate Swaps

Information on interest rate swaps is contained in Note 6 “Risk Management—Interest Rate Risk Management.”

Contingent Debt

KMP has made certain types of guarantees or indemnifications and covers certain types of guarantees included within debt agreements, even if the likelihood of requiring its performance under such guarantee is remote.  During the three months ended March 31, 2012, there have been no material changes with respect to these guarantees or indemnifications.

For additional information regarding KMI’s and KMP’s debt facilities and contingent debt agreements, see Note 8 “Debt” and Note 12 “Commitments and Contingent Liabilities” to our consolidated financial statements included in our

Kinder Morgan, Inc. Form 10-Q

2011 Form 10-K.

Kinder Morgan G.P., Inc. Preferred Shares

On February 20, 2012, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of January 31, 2012.  On April 18, 2012, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on May 18, 2012 to shareholders of record as of April 30, 2012.

5.  Stockholders’ Equity

Common Equity

On February 16, 2011, we completed an initial public offering of our common stock (the offering).  The class of common stock sold in the offering was our Class P common stock, which is sometimes referred to herein as our “common stock.” Our then existing investors prior to the offering hold our Class A, Class B and Class C common stock, which is sometimes collectively referred to herein as our “investor retained stock.”  The number of shares of common stock into which Class A shares, Class B shares and Class C shares will convert is determined in accordance with our certificate of incorporation.  The conversion of investor retained stock into shares of our common stock will not increase our total fully converted shares outstanding.  The relative portion of the total number of our common shares issuable upon conversion to the holders of the Class A shares, the Class B shares and the Class C shares, respectively, will depend on the total value that has been received by such holders in connection with dividends and conversions of those shares into shares of our common stock.  The conversion of Class B shares and Class C shares into our common stock will result in a corresponding decrease in the number of shares of our common stock into which our Class A shares will be able to convert because the Class A shares, Class B shares and Class C shares are convertible into a fixed aggregate number of shares of our common stock.  For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities. During the three months ended March 31, 2012, there were no conversions of our Class A, Class B or Class C shares into our Class P shares.  Additionally, 1,465 restricted shares vested during the three months ended March 31, 2012.

Dividends

On February 15, 2012, our Board of Directors paid a dividend of $0.31 per share for the fourth quarter of 2011 to shareholders of record as of January 31, 2012.  On April 18, 2012, our Board of Directors declared a dividend of $0.32 per share for the first quarter of 2012 payable on May 16, 2012 to shareholders of record as of April 30, 2012.

Changes in Equity

For each of the three month periods ended March 31, 2012 and 2011, changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive loss are summarized as follows (in millions):

	Three Months Ended March 31, 2012
	Common Shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Amortization of restricted shares		3			3		3
Impact from equity transactions of KMP		4			4	(7)	(3)
Net Income (Loss)			21		21	(94)	(73)
Distributions					-	(251)	(251)
Contributions					-	132	132
Cash dividends			(220)		(220)		(220)
Other comprehensive loss				(13)	(13)	(21)	(34)
Ending Balance	$8	$3,438	$(202)	$(128)	$3,116	$5,006	$8,122

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31, 2011
	KMI Members Equity	Common shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance	$3,575	$-	$-	$-	$(136)	$3,439	$5,100	$8,539
Reclassification of equity upon the offering	(3,404)	8	3,396			-		-
Impact from equity transactions of KMP			3			3	(4)	(1)
A-1 and B unit amortization	4					4		4
Net Income	71			84		155	46	201
Distributions						-	(229)	(229)
Contributions						-	81	81
Cash dividends	(246)					(246)		(246)
Other			(1)			(1)	-	(1)
Other comprehensive loss					(56)	(56)	(78)	(134)
Ending Balance	$-	$8	$3,398	$84	$(192)	$3,298	$4,916	$8,214

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests in the following subsidiaries (in millions):

	March 31, 2012	December 31, 2011
KMP	$3,023	$3,239
KMR	1,962	1,988
Other	21	20
	$5,006	$5,247

KMP

Noncontrolling interests in KMP represent the economic interests in this subsidiary that we do not own.  At March 31, 2012, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 36 million limited partner units of KMP.  These units, which consist of approximately 17 million common units, 5 million Class B units and 14 million i-units, represent approximately 11% of the total outstanding limited partner interests of KMP.  In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships.  Together, at March 31, 2012, our limited partner and general partner interests represented approximately 12% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP.  This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

Contributions

On February 27, 2012, KMP entered into a third amended and restated equity distribution agreement with UBS Securities LLC (UBS) to provide for the offer and sale of common units having an aggregate offering price of up to $1.9 billion (up from an aggregate offering price of up to $1.2 billion under KMP’s second amended and restated agreement) from time to time through UBS, as KMP’s sales agent.  Sales of the units will be made by means of ordinary brokers’ transactions on the New York Stock Exchange at market prices, in block transactions or as otherwise agreed between KMP and UBS.  Under the terms of this agreement, KMP also may sell common units to UBS as principal for its own account at a price agreed upon at the time of the sale.  Any sale of KMP’s common units to UBS as principal would be pursuant to the terms of a separate agreement between KMP and UBS.

During the three months ended March 31, 2012, KMP issued 1,461,072 of its common units pursuant to its equity distribution agreement with UBS.  KMP received net proceeds of $124 million from the issuance of these common units.  KMP used the proceeds to reduce the borrowings under its commercial paper program.  For additional information regarding KMP’s equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2011 Form 10-K.

On March 14, 2012, KMP issued 87,162 common units as part of its purchase price for the petroleum coke terminal assets it acquired from TGS Development, L.P.  KMP valued the common units at approximately $7 million, determining the units’ value based on the $83.87 closing market price of KMP’s common units on the New York Stock Exchange on March 14, 2012.

Kinder Morgan, Inc. Form 10-Q

The above equity issuances during the three months ended March 31, 2012 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $124 million; (ii) accumulated deferred income taxes by $3 million; and (iii) additional paid-in capital by $4 million.

Noncontrolling Interests Contributions Subsequent to March 31, 2012

In early April 2012, KMP issued 157,559 of its common units for the settlement of sales made on or before March 31, 2012 pursuant to its equity distribution agreement.  KMP received net proceeds of $13 million from the issuance of these 157,559 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

Distributions

Distributions to our noncontrolling interests consist primarily of distributions by KMP to its common unit holders.  On February 14, 2012, KMP paid a quarterly distribution of $1.16 per common unit for the quarterly period ended December 31, 2011, of which $251 million was paid to the public holders of KMP’s common units.  The distribution was declared on January 18, 2012 and payable to KMP’s unitholders of record as of January 31, 2012.

Noncontrolling Interests Distributions Subsequent to March 31, 2012

On April 18, 2012, KMP declared a cash distribution of $1.20 per unit for the quarterly period ended March 31, 2012. The distribution will be paid on May 15, 2012 to KMP’s unitholders of record as of April 30, 2012.

On April 25, 2012, KMP announced that it had signed a definitive agreement with an investment vehicle affiliated with Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, referred to as KKR) to purchase from KKR its 50% ownership interest in the joint venture that owns (i) the Altamont natural gas gathering, processing and treating assets located in the Uinta Basin in Utah; and (ii) the Camino Real natural gas gathering system located in the Eagle Ford shale formation in South Texas.  KMP will acquire its equity interest for an aggregate consideration of $300 million in KMP common units.  KMP expects this transaction will close subsequent to the completion of our acquisition of EP, which is expected to close at the end of May 2012.  EP owns the remaining 50% interest in the joint venture.

KMR

KMR’s distributions are included in noncontrolling interests and are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  KMR has made share distributions totaling 1,464,145 shares in the three months ended March 31, 2012.

KMR Distributions Subsequent to March 31, 2012

On April 18, 2012, KMR declared a share distribution of 0.016044 shares per outstanding share (1,603,975 total shares) payable on May 15, 2012 to shareholders of record as of April 30, 2012, based on the $1.20 per common unit distribution declared by KMP.

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

Kinder Morgan, Inc. Form 10-Q

Energy Commodity Price Risk Management

As of March 31, 2012, KMP had entered into the following outstanding commodity forward contracts to hedge its forecast energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(22.3)	million barrels
Natural gas fixed price	(32.9)	billion cubic feet
Natural gas basis	(36.1)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	(1.8)	billion cubic feet
Natural gas basis	20.1	billion cubic feet

As of March 31, 2012, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2016.

Interest Rate Risk Management

As of March 31, 2012, KMI and KMP had combined notional principal amounts of $725 million and $5,625 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2012, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2011, KMI and KMP had combined notional principal amounts of $725 million and $5,325 million, respectively, of fixed-to-variable interest rate swap agreements.  In March 2012, (i) KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting a portion of the interest expense associated with KMP’s 3.95% senior notes due September 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (ii) two separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $200 million and converting a portion of the interest expense associated with KMP’s 7.125% senior notes, terminated upon the maturity of the associated notes.

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported (i) separately as “Fair value of derivative contracts” or (ii) included within “Assets held for sale” and “Accrued other current liabilities” in the respective sections of our accompanying consolidated balance sheets.  The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in millions):

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

		Asset derivatives		Liability derivatives
		March 31,	December 31,	March 31,	December 31,
		2012	2011	2012	2011
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Current-Fair value of derivative contracts	$63	$66	$(143)	$(116)
	Current-Assets held for Sale/ Accrued other current liabilities	6	-	(1)	-
	Non-current-Fair value of derivative contracts	17	39	(66)	(39)
Subtotal		86	105	(210)	(155)

Interest rate swap agreements	Current-Fair value of derivative contracts	1	3	-	-
	Non-current-Fair value of derivative contracts	563	659	(17)	-
Subtotal		564	662	(17)	-

Total		650	767	(227)	(155)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Current-Fair value of derivative contracts	3	3	(3)	(5)

Total		3	3	(3)	(5)

Total derivatives		$653	$770	$(230)	$(160)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Value of interest rate swaps” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements.  As of March 31, 2012 and December 31, 2011, this unamortized premium totaled $474 million and $486 million, respectively, and as of March 31, 2012, the weighted-average amortization period for this premium was approximately 18 years.

Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of KMP’s derivative contracts on our accompanying consolidated statements of income for each of the three months ended March 31, 2012 and 2011 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivative(a)		Hedged items in fair value hedging relationships	Location of gain/(loss) recognized in income on related hedged item	Amount of gain/(loss) recognized in income on related hedged items(a)
		Three Months Ended March 31,				Three Months Ended March 31,
		2012	2011			2012	2011
Interest rate swap agreements	Interest expense	$(115)	$(71)	Fixed rate debt	Interest expense	$115	$71
Total		$(115)	$(71)	Total		$115	$71
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

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$(34)	$(81)	Revenues-Product sales and other	$(8)	$(16)	Revenues-Product sales and other	$(3)	$4
			Gas purchases and other costs of sales	(1)	3	Gas purchases and other costs of sales	-	-
Total	$(34)	$(81)	Total	$(9)	$(13)	Total	$(3)	$4

____________
(a)
We expect to reclassify an approximate $25 million loss associated with energy commodity price risk management activities and included in our Stockholders’ Equity as of March 31, 2012 into earnings during the next twelve months (when the associated forecast sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)
No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecast transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecast transactions actually affecting earnings (i.e., when the forecast sales and purchase actually occurred).

For each of the three months ended March 31, 2012 and 2011, we recognized no material gain or loss in income from derivative contracts not designated as hedging contracts.

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

The maximum potential exposure to credit losses on derivative contracts as of March 31, 2012 was (in millions):

Asset position
Interest rate swap agreements	$564
Energy commodity derivative contracts	89
Gross exposure	653
Netting agreement impact	(44)
Cash collateral held	(26)
Net exposure	$583

Kinder Morgan, Inc. Form 10-Q

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both March 31, 2012 and December 31, 2011, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.  As of March 31, 2012 and December 31, 2011, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $26 million and $10 million, respectively, and we reported these amounts within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

KMP also has agreements with certain counterparties to its derivative contracts that contain provisions requiring it to post additional collateral upon a decrease in its credit rating.  As of March 31, 2012, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), it would be required to post $53 million of additional collateral.

7.  Fair Value

The fair values of our financial instruments are separated into three broad levels (Levels 1, 2 and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value.  Each fair value measurement must be assigned to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of March 31, 2012 and December 31, 2011, based on the three levels established by the Codification (in millions).  The fair value measurements in the tables below do not include cash margin deposits made by KMP or its counterparties, which would be reported within “Restricted deposits” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets.

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2012
Energy commodity derivative contracts(a)	$89	$48	$25	$16
Interest rate swap agreements	$564	$-	$564	$-

As of December 31, 2011
Energy commodity derivative contracts(a)	$108	$34	$47	$27
Interest rate swap agreements	$662	$-	$662	$-

Kinder Morgan, Inc. Form 10-Q

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2012
Energy commodity derivative contracts(a)	$(213)	$(12)	$(182)	$(19)
Interest rate swap agreements	$(17)	$-	$(17)	$-

As of December 31, 2011
Energy commodity derivative contracts(a)	$(160)	$(15)	$(125)	$(20)
Interest rate swap agreements	$-	$-	$-	$-
__________
(a)
Level 1 consists primarily of NYMEX natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of West Texas Intermediate options.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three months ended March 31, 2012 and 2011 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2012	2011
Derivatives-net asset (liability)
Beginning of Period	$7	$19
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains or (losses)
Included in earnings	2	-
Included in other comprehensive income	(22)	(23)
Purchases	3	5
Issuances	-	-
Sales	-	-
Settlements	7	(4)
End of Period	$(3)	$(3)

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$2	$-

As of March 31, 2012, our West Texas Intermediate options were reported at fair value using Level 3 inputs due to such derivatives not having observable market prices.  Fair value of West Texas Intermediate options is determined using the Black Scholes option valuation methodology after giving consideration to a range of factors, including the price at which the option was acquired, local market conditions, implied volatility, and trading values on public exchanges.

The significant unobservable input used in the fair value measurement of our Level 3 derivatives is implied volatility of options.  Implied volatility of our West Texas Intermediate options is obtained from a third party service provider.  As of March 31, 2012, this volatility ranged from 25% – 27% based on both historical market data and future estimates of market fluctuation.  Significant increases (decreases) in this input in isolation would result in a significantly lower (higher) fair value measurement.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance as of March 31, 2012 and December 31, 2011 (both short-term and long-term, but excluding the value of interest rate swaps), is disclosed below (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$16,330	$17,910	$16,104	$17,616

We used level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2012 and December 31, 2011.

8.  Reportable Segments

We divide our operations into the following reportable business segments.  These segments and their principal source of revenues are as follows:

▪	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

▪	Natural Gas Pipelines—KMP—the sale, transport, processing, treating, storage and gathering of natural gas;

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

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues
Products Pipelines–KMP
Revenues from external customers	$223	$225
Natural Gas Pipelines–KMP
Revenues from external customers	794	943
CO2–KMP
Revenues from external customers	417	345
Terminals–KMP
Revenues from external customers	341	332
Kinder Morgan Canada–KMP
Revenues from external customers	73	76
Total segment revenues	1,848	1,921
Other revenues (a)	9	11
Total consolidated revenues	$1,857	$1,932

	Three Months Ended March 31,
	2012	2011
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Products Pipelines–KMP	$174	$180
Natural Gas Pipelines–KMP	222	166
CO2–KMP	334	266
Terminals–KMP	186	174
Kinder Morgan Canada–KMP	50	48
NGPL PipeCo LLC	5	7
Total segment earnings before DD&A	971	841
Total segment depreciation, depletion and amortization	(274)	(250)
Total segment amortization of excess cost of investments	(2)	(1)
NGPL PipeCo LLC fee revenue	9	10
Other revenues	-	1
General and administrative expenses(c)	(129)	(180)
Unallocable interest and other, net of unallocable interest income(d)	(182)	(175)
Unallocable income tax expense	(88)	(96)
(Loss) income from KMP’s FTC Natural Gas Pipelines disposal group (e)	(378)	51
Total consolidated net (loss) income	$(73)	$201

	March 31, 2012	December 31, 2011
Assets
Products Pipelines–KMP	$5,847	$5,745
Natural Gas Pipelines–KMP	9,325	12,096
CO2–KMP	4,042	4,015
Terminals–KMP	5,371	5,272
Kinder Morgan Canada–KMP	1,838	1,827
NGPL PipeCo LLC	263	263
Total segment assets	26,686	29,218
Corporate assets(f)	1,397	1,499
Assets held for sale(g)	2,287	-
Total consolidated assets	$30,370	$30,717
____________
(a)	Primarily represents NGPL PipeCo LLC fee revenues, see Note 9.

Kinder Morgan, Inc. Form 10-Q

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).
(c)
2011 amount includes (i) a $100 million (pre-tax) increase in special bonus expense (we paid the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders (see Note 5)); (ii) an $11 million increase in expense associated with our initial public offering; and (iii) a reduction to expense for a $46 million going private transaction litigation insurance reimbursement.

(d)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.
(e)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.
(f)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

(g)	Represents KMP’s FTC Natural Gas Pipelines disposal group’s “Assets held for sale.”

9.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation Pipe Line Company. KMP owns a 51.17% equity interest in Plantation and its proportionate share of the outstanding principal amount of the note receivable was $50 million as of both March 31, 2012 and December 31, 2011.  The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016.  We included $1 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of both March 31, 2012 and December 31, 2011, and we included the remaining outstanding balance within “Notes Receivable.”

Express US Holdings LP

KMP owns a 33 1/3% equity ownership interest in the Express pipeline system.  KMP also holds a long-term investment in a C$114 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture (i) is denominated in Canadian dollars; (ii) is due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of March 31, 2012 and December 31, 2011, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $114 million and $112 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of March 31, 2012 and December 31, 2011, our related party receivables (other than notes receivable discussed above in “– Notes Receivable”) totaled $20 million and $44 million, respectively.  The March 31, 2012 receivables amount consisted of (i) $18 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $2 million of natural gas imbalance receivables included within “Other current assets.”  The $18 million receivable amount consisted primarily of amounts due from the Express pipeline system, Plantation Pipe Line Company, and NGPL.  The $2 million natural gas imbalance receivable consisted primarily of amounts due from the Rockies Express pipeline system. The December 31, 2011 receivables amount consisted of (i) $33 million included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheet and (ii) $11 million of natural gas imbalance receivables included within “Other current assets.”  The $33 million receivable amount primarily consisted of amounts due from the Express pipeline system and NGPL.  The $11 million natural gas imbalance receivable consisted of amounts due from both NGPL and the Rockies Express pipeline system.

As of March 31, 2012 and December 31, 2011, our related party payables totaled $2 million and $1 million, respectively, and we included these amounts within “Accounts payable” on our accompanying consolidated balance sheets.  At each balance sheet date, our related party payables included a $1 million amount owed to the noncontrolling partner of Globalplex Partners, a Louisiana joint venture owned 50% and controlled by KMP.  The March 31, 2012 payable amount also included amounts due to the Cortez Pipeline Company.

Kinder Morgan, Inc. Form 10-Q

NGPL PipeCo LLC

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly-owned subsidiary of NGPL PipeCo LLC.  The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fee charge (Fee) for services provided under the O&R Agreement.  Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement.  The Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $9 million and $10 million for the three months ended March 31, 2012 and 2011, respectively.  Effective with the arbitration settlement discussed in Note 11, G&A Costs for calendar year 2012 are set at $35 million and will escalate by 2% for each of the calendar years 2013 and 2014.  Thereafter, the G&A Costs will be determined in accordance with the terms of the settlement agreement.

Derivative Counterparties

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), is a “related party” to us (as defined by U.S. GAAP).  Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, KMP and KMR.

In addition, we conduct energy commodity risk management activities in the ordinary course of implementing our risk management strategies in which the counterparty to certain of our derivative transactions is an affiliate of Goldman Sachs, and in conjunction with these activities, we are a party (through one of KMP’s subsidiaries engaged in the production of crude oil) to a hedging facility with J. Aron & Company/Goldman Sachs.  The hedging facility requires us to provide certain periodic information, but does not require the posting of margin.  As a result of changes in the market value of our derivative positions, we have created both amounts receivable from and payable to Goldman Sachs affiliates.

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” on our accompanying consolidated balance sheets (in millions):

	March 31, 2012	December 31, 2011
Derivatives - asset (liability)
Current assets	$1	$9
Noncurrent assets	$7	$18
Current liabilities	$(67)	$(64)
Noncurrent liabilities	$(15)	$(10)

For more information on our risk management activities see Note 6.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011
Income tax expense	$96	$96
Effective tax rate	24%	39%

For the three months ended March 31, 2012, the effective tax rate is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s income tax provision and (ii) the adjustment to the deferred tax liability related to our investment in KMR.  This decrease in our effective tax rate was partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the EP acquisition; and (iii) an adjustment to the deferred tax liability related to non tax-deductible losses related to our investment in KMP.

The effective tax rate is higher than the statutory federal rate of 35% for the three months ended March 31, 2011 primarily due to (i) the net effect of consolidating KMP’s income tax provision; (ii) state income taxes; (iii) the impact of non tax-

Kinder Morgan, Inc. Form 10-Q

deductible costs related to share-based compensation; and (iv) adjustments recorded for our uncertain tax positions.  These increases are partially offset by a dividend received deduction from our 20% ownership interest in NGPL.

11.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the three months ended March 31, 2012.  Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2011 Form 10-K. This note also contains a description of any material legal proceedings that were initiated against us during the three months ended March 31, 2012, and a description of any material events occurring subsequent to March 31, 2012, but before the filing of this report.

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

SFPP

The following FERC dockets are currently pending:

▪
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines—Status: FERC order issued on December 16, 2011 (Opinion No. 511-A).  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  SFPP made a compliance filing at the end of January 2012, and its rates reflect this filing.  SFPP also filed a rehearing request on certain adverse rulings in the FERC order.  Certain shippers filed petitions at the D.C. Circuit for review of Opinion Nos. 511 and 511-A.  It is not possible to predict the outcome of the

Kinder Morgan, Inc. Form 10-Q

FERC review of the rehearing request or appellate review;

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

▪
FERC Docket No. IS11-444 (2011 Index Rate Increases)—Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and Holly—Status:  SFPP withdrew all index rate increases except those that pertain to the West Line.  As to the West Line, the shippers filed a motion for summary disposition that was granted in an initial decision issued on March 16, 2012.  SFPP is filing a brief with the FERC taking exception to the initial decision.  The FERC will review the initial decision, and it is not possible to predict the outcome of FERC or appellate review;

▪
FERC Docket No. OR11-13 (SFPP Base Rates)—Complainant:  ConocoPhillips—Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  ConocoPhillips permitted to amend its complaint based on additional data;

▪
FERC Docket No. OR11-16 (SFPP Base Rates)—Complainant:  Chevron—Status: SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Chevron permitted to amend its complaint based on additional data;

▪
FERC Docket No. OR11-18 (SFPP Base Rates)—Complainant:  Tesoro—Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Tesoro permitted to amend its complaint based on additional data; and

▪	FERC Docket Nos. OR12-1, 12-2 and 12-3 (SFPP Index Ceiling Levels)—Complainants: Chevron, Tesoro and ConocoPhillips—Status: FERC dismissed the complaints on February 16, 2012.

With respect to the SFPP proceedings above, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds.  However, applying the principles of Opinion Nos. 511 and 511-A, a full FERC decision on our West Line rates, to these cases would result in substantially lower rate reductions and refunds.  We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

Calnev

On March 17, 2011, the FERC issued an order consolidating and setting for hearing the complaints in Docket Nos. OR07-7, OR07-18, OR07-19, OR07-22, OR09-15, and OR09-20 filed by Tesoro, the Airlines, BP, Chevron, ConocoPhillips and Valero Marketing.  A settlement agreement resolving these proceedings was filed on February 24, 2012 and was certified to the FERC on March 1, 2012.  On April 3, 2012, the FERC approved the settlement.  Certain shippers will receive settlement payments of approximately $54 million in May 2012 after the rates reduced by the settlement go into effect.

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

On April 6, 2010, a CPUC administrative law judge issued a proposed decision (Long case) in several intrastate rate cases involving SFPP and a number of its shippers.  The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  Moreover, the decision orders refunds relating to these issues where the underlying rates were previously deemed reasonable by the CPUC, which KMP believes to be contrary to California law. On March 13, 2012, the CPUC issued its decision on the

Kinder Morgan, Inc. Form 10-Q

Long case.  The decision largely reflected the determinations made on April 6, 2010, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of  the outstanding issues on rehearing.  On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeal, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates.

On April 6, 2012, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision  (Bemesderfer case) substantially reducing SFPP’s authorized cost of service, ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  Comments on the proposed decision are due April 26, 2012, and SFPP will assert what it believes to be errors in law and in fact in the proposed decision, including the requirement that refunds be made from May 24, 2007.  SFPP is also entitled to an oral argument before the CPUC regarding the proposed decision.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and potentially the California Court of Appeals.  KMP believes that the appropriate application of the income tax allowance and corrections of errors in law and fact should result in a considerably lower amount.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

Carbon Dioxide Tax Assessments

Colorado Severance Tax Assessment

On September 16, 2009, the Colorado Department of Revenue issued three Notices of Deficiency to KMP’s subsidiary Kinder Morgan CO2.  The Notices of Deficiency assessed additional state severance tax against Kinder Morgan CO2 with respect to carbon dioxide produced from the McElmo Dome unit for tax years 2005, 2006, and 2007.  The total amount of tax assessed was $6 million, plus interest of $1 million and penalties of $2 million.  Kinder Morgan CO2 protested the Notices of Deficiency and paid the tax and interest under protest.  Kinder Morgan CO2 is now awaiting the Colorado Department of Revenue’s response to the protest.

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged overstatement of transportation and other expenses used to calculate the net taxable value.  Kinder Morgan CO2 paid the retroactive tax bills under protest and filed petitions for a refund of the taxes paid under protest.  On February 6, 2012, the Montezuma County Board of County Commissioners denied the refund petitions, and KMP appealed to the Colorado Board of Assessment Appeals.  A hearing will be held on KMP’s appeal within the next several months.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In September 2011, the judge determined that the

Kinder Morgan, Inc. Form 10-Q

annual rent payable as of January 1, 2004 was $15 million, subject to annual consumer price index increases.  SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $75 million in back rent.  Accordingly, during 2011, KMP increased its rights-of-way liability to cover this liability amount.  In addition, the judge determined that UPRR is entitled to an estimated $18 million amount for interest on the outstanding back rent liability.  We believe the award of interest is without merit.

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

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on our financial position, our results of operations, our cash flows, and our distributions to our limited partners.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal Sparrows Point, LLC and located in Sparrows Point, Maryland collapsed while being operated by KMBT.  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, Case No. 09CV1668-WMN.  Severstal and its successor in interest, RG Steel Sparrows Point LLC (“RG Steel”), allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits.  KMBT denies each of Severstal’s allegations.  Trial is presently scheduled to begin on October 22, 2012.

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

Perth Amboy, New Jersey Tank Release

In May 2011, the PHMSA issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order, or NOPV, to KMLT.  The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from KMP’s Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release.  The notice proposes a penalty of less than $1 million.  KMLT is pursuing an administrative appeal of the NOPV.

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, KMP’s subsidiary Central Florida Pipeline LLC reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida.  The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident. There was no fire and no injuries associated with the incident.  KMP immediately began clean up operations in coordination with federal, state and local agencies.  The cause of the incident is outside force damage.  The incident is under investigation by the PHMSA, U.S. EPA and the Florida Department of Environmental Protection.

Kinder Morgan, Inc. Form 10-Q

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

NGPL 2011 Budget Arbitration

Pursuant to a notice of dispute dated December 15, 2010, on April 4, 2011, Natural Gas Pipeline Company of America LLC (NGPL) acting by and through its Myria Holdings, Inc. controlled Board of Directors, filed a notice initiating arbitration against KMI pursuant to the terms of the February 2008 Operations and Reimbursement Agreement (O&R Agreement).  NGPL alleged that KMI, as Operator of NGPL, had breached the O&R Agreement relating to KMI’s proposed allocation of certain general and administrative expenses (G&A Costs) and other budget line items as determined by KMI and set forth in the Proposed 2011 Budget submitted in November 2010.  KMI asserted that it determined the amount of G&A Costs and direct costs budgeted to NGPL for 2011 as required by and in accordance with the terms of the O&R Agreement.  The arbitration proceeding was conducted on July 14-17, 2011, and a written decision was issued on August 18, 2011.  The Arbitrator ruled that: KMI had properly allocated G&A Costs in accordance with the O&R Agreement; KMI should furnish NGPL with information necessary to verify certain costs included in budgeted line items and G&A Costs; and each party would bear its own fees and expenses incurred in the arbitration, effectively denying KMI’s claim for indemnification of such fees and expenses.  Thereafter, the parties reached a settlement of all outstanding disputes, and agreed to terminate the arbitration and the appeal with prejudice on February 13, 2012.  See Note 9 “Related Party Transactions—NGPL PipeCo LLC."

Litigation Regarding KMI’s Pending Acquisition of El Paso Corporation

On October 16, 2011, we and EP announced a definitive agreement whereby KMI will acquire all of the outstanding shares of EP.  The transaction has been approved by both KMI and EP shareholders and is expected to close in late May of 2012.  Beginning on October 17, 2011, the day after the agreement was announced, and in the days following, several putative Class Action lawsuits were filed in Harris County (Houston), Texas and in the Court of Chancery of the State of Delaware against the Board of Directors of EP alleging that the director-defendants breached their fiduciary duties to EP shareholders in connection with their negotiation of and entry into the merger agreement.  The lawsuits also assert that EP and KMI “aided and abetted” the alleged breaches by the EP directors.  The actions seek, among other things, to enjoin the proposed merger, disgorgement of any improper profits received by the defendants, and attorneys’ fees.  Defendants believe that the lawsuits are meritless and intend to defend them vigorously.

On February 9, 2012, the Delaware Chancery Court heard oral argument on a motion by plaintiffs to enjoin the EP shareholder vote on the proposed merger.  In a memorandum opinion, dated February 29, 2012, the Delaware Court of Chancery denied plaintiffs' motion for a preliminary injunction to enjoin the shareholder vote. The Delaware Court of Chancery found that plaintiffs had demonstrated a probability of success on the merits against certain defendants and irreparable injury, but denied the injunction after balancing the hardships. The Delaware Chancery Court also held that it did not find any basis to conclude that KMI is likely to be found liable as an aider and abettor.  The parties are currently engaged in discovery.  Trial is currently scheduled for March, 2013.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or dividends to shareholders.  As of March 31, 2012 and December 31, 2011, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities

Kinder Morgan, Inc. Form 10-Q

in the amount of $333 million and $332 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates, and the contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third-Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third-party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third-party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third-party defendants in 2009.  The Judge issued his trial plan for this case during the first quarter of 2011.  According to the trial plan, he allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately.  Numerous third-party defendants filed motions to dismiss, which were denied, and now have filed interlocutory appeals from those motions. The appeals court panel heard oral arguments on these motions to dismiss in March 2012.  We are waiting on the appeal panel’s decisions.  KMLT is part of the third-party defendant Joint Defense Group.  KMP has filed an Answer and initial disclosures.  Maxus/Tierra’s claims against the third-party defendants are set to be tried in April 2013 with damages to be tried in September 2013.

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

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

This is a CERCLA case brought against a number of defendants by a water purveyor whose wells have allegedly been contaminated due to the presence of a number of contaminants.  The Roosevelt Irrigation District is seeking up to $175 million from approximately 70 defendants.  The plume of contaminants has traveled under KMP’s Phoenix Terminal.  The plaintiffs have advanced a novel theory that the releases of petroleum from the Phoenix Terminal (which are exempt under the petroleum exclusion under CERCLA) have facilitated the natural degradation of certain hazardous substances and thereby have resulted in a release of hazardous substances regulated under CERCLA.  KMP is part of a joint defense group consisting of other terminal operators at the Phoenix Terminal including Chevron, BP, Salt River Project, Shell and a number of others, collectively referred to as the terminal defendants.  Together, KMP filed a motion to dismiss all claims based on the petroleum exclusion under CERCLA.  This case was assigned to a new judge, who has deemed all previous motions withdrawn and will grant leave to re-file such motions at a later date.  KMP plans to re-file the motion to dismiss as well as numerous summary judgment motions as the judge allows.

Casper and Douglas, U.S. EPA Notice of Violation

In March 2011, the U.S. EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming.  In June 2011, KMP received two letters from the U.S. EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act.  KMP is cooperating with the U.S. EPA and

Kinder Morgan, Inc. Form 10-Q

working with the U.S. EPA to resolve these allegations.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the next case management conference in May 2012.  During the stay, the parties deemed responsible by the local regulatory agency have worked with that agency concerning the scope of the required cleanup and are now starting a sampling and testing program at the site.  KMP anticipates that cleanup activities at the site will begin in the Fall of 2012. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board.  The state water board has not yet taken any action with regard to KMP’s appeal petitions.

Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million.  No trial date has yet been set.

Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.

On April 23, 2003, ExxonMobil filed a complaint in the Superior Court of New Jersey, Gloucester County.  The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corp. from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC.  The terminal is now owned by Plains Products, and it too is a party to the lawsuit.

On June 25, 2007, the NJDEP, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro terminal.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and KMLT filed third-party complaints against Support Terminals/Plains seeking to bring Support Terminals/Plains into the case.  Support Terminals/Plains filed motions to dismiss the third-party complaints, which were denied.  Support Terminals/Plains is now joined in the case, and it filed an Answer denying all claims.  The court has consolidated the two cases.  All private parties and the state participated in two mediation conferences in 2010.

In mid 2011, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim.  The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval.  The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site.  KMLT and Plains Products have joint responsibility for this settlement.  Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above.  The Consent Judgment is now entered with the Court and the settlement is final.  Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs.  The settlement with the state does not resolve the original complaint brought by ExxonMobil, however KMP is now approaching settlement discussions with ExxonMobil.  There is no trial date set.

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

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date.  In April 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately three

Kinder Morgan, Inc. Form 10-Q

months.  In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order.  According to the schedule, the parties completed fact discovery in March 2012.  Currently, the parties are conducting expert discovery.  All dispositive motions must be filed by June 29, 2012.  The trial is set for February 12, 2013.  KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  KMP continues to conduct an extensive remediation effort at the City’s stadium property site.

Kinder Morgan, Inc., U.S. EPA Section 114 Information Request

On January 8, 2010, Kinder Morgan Inc., on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express, received a Clean Air Act Section 114 information request from the U.S. EPA, Region V.  This information request requires that the three affiliated companies provide the U.S. EPA with air permit and various other information related to their natural gas pipeline compressor station operations located in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

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

Our objective is to fully comply with all applicable legal requirements and to operate our assets in accordance with our processes, procedures and compliance plans.  We are performing better than industry averages in our incident rates and in our safety performance, all of which is publicly reported on our internet website.  We take environmental compliance very seriously, and look forward to demonstrating our present responsibility to the U.S. EPA SDD through this administrative process and KMP is engaged in discussions with the U.S. EPA SDD with the goal of resolving this matter in a cooperative fashion.  KMP has reached a tentative agreement on the terms of a proposed Administrative Agreement which, if approved by the U.S. EPA, would resolve this matter without the debarment of any Kinder Morgan entities.  The proposed Administrative Agreement is currently under final review by the U.S. EPA’s Suspension and Debarment Official.  The proposed Administrative Agreement would require independent monitoring of our Environmental Compliance and Ethics Programs, independent auditing of our facilities, enhanced training and notification requirements, and certain enhancements to our operational and compliance policies and procedures.  We do not anticipate that the resolution of this matter will have a material adverse impact on our business, financial position, results of operations or cash flows.

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

Kinder Morgan, Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of March 31, 2012, we have accrued an environmental reserve of $79 million (including $1 million of environmental related liabilities belonging to KMP’s FTC Natural Gas Pipelines disposal group).  In addition, as of March 31, 2012, we have recorded a receivable of $5 million for expected cost recoveries that have been deemed probable.  As of December 31, 2011, our environmental reserve totaled $80 million and our estimated receivable for environmental cost recoveries totaled $5 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses.  Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

12.  Regulatory Matters

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of March 31, 2012 and December 31, 2011 are not material to our consolidated balance sheets.

For information on our pipeline regulatory proceedings, see Note 11 “Litigation, Environmental and Other Contingencies—Federal Energy Regulatory Commission Proceedings” and “California Public Utilities Commission Proceedings.”

13. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2012 (including ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) had a material impact on our consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and International Financial Reporting Standards.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented.  We are currently reviewing the effect of ASU No. 2011-11.

Kinder Morgan, Inc. Form 10-Q

14.  Reconciliation of Significant Asset Balances

The following is a reconciliation between KMP’s significant asset balances as reported in KMP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and our consolidated asset balances as shown on our accompanying consolidated balance sheets (in millions):

	March 31, 2012	December 31, 2011
Property, plant and equipment, net–KMP	$14,916	$15,596
Purchase accounting adjustments associated with our investment in KMP	2,368	2,311
Property, plant and equipment, net–KMI	20	19
Property, plant and equipment, net	$17,304	$17,926
Investments–KMP	$1,782	$3,346
Purchase accounting adjustments associated with our investment in KMP	135	135
Investments–KMI	263	263
Investments	$2,180	$3,744
Goodwill–KMP	$1,356	$1,436
Purchase accounting adjustments associated with our investment in KMP	3,473	3,638
Goodwill	$4,829	$5,074

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report) and (ii) our consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations included in our 2011 Form 10-K.  We prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles and these statements include the reclassifications necessary to reflect the results of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations.  Accordingly, we have excluded the disposal group’s financial results from the Natural Gas Pipelines–KMP business segment disclosures for all periods presented in this report.  For more information about the discontinued operations, see Notes 1 and 2 to our consolidated financial statements included elsewhere in this report.

Pending Acquisition of El Paso Corporation

On March 2, 2012, 100% of our voting shareholders approved the proposed EP acquisition, and on March 9, 2012, more than 95% of voting EP shareholders approved the acquisition.

A tentative deadline for EP shareholders to elect the form of consideration that they wish to receive has been set for May 23, 2012.  The election deadline may be extended.  The close of the merger is expected to occur by the end of May 2012.

On February 10, 2012, we entered into (i) an amendment to our existing $1.0 billion senior secured revolving credit facility to permit, among other things, the transactions contemplated by the EP merger agreement, and to fund, in part, the transactions and related costs and expenses; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under our existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement containing a $6.8 billion 364-day facility and a $5.0 billion 3-year term loan facility, which will be used to finance a portion of the cash consideration and related fees and expenses to be paid in connection with the EP acquisition.  All of the foregoing will be effective upon completion of the EP acquisition.

On May 1, 2012, the Federal Trade Commission (FTC) voted to accept a proposed settlement order regarding our pending acquisition of EP.  The FTC also granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, allowing the companies to close the transaction.  The settlement order requires us to divest certain assets currently held by KMP to an FTC-approved buyer within 180 days from the date that we consummate the EP acquisition.  As previously announced, the assets included in this disposal group are KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii)

Kinder Morgan, Inc. Form 10-Q

Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system.  In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group.  Under the settlement order, the assets of KMP’s FTC Natural Gas Pipelines disposal group will be held separate from our and KMP’s other businesses until the divestiture is completed.  Prior to this announced divestiture, we included all of these assets in the Natural Gas Pipelines—KMP business segment.

Currently, we expect to offer to sell (drop-down) all of the Tennessee Gas Pipeline system and a portion of the El Paso Natural Gas pipeline system to KMP in order to replace the assets that it will divest (KMP’s  FTC Natural Gas Pipeline disposal group), and we expect that these drop-downs will occur contemporaneously with the closing of the divestiture.  We also expect that the combination of the asset divestitures and drop-downs will be neutral to KMP’s distribution per unit in 2012 and accretive thereafter.

The opportunity to sell (drop-down) EP’s natural gas pipeline assets to KMP and EPB and sell EP’s exploration and production business, and the availability of certain net operating loss carryforwards to help offset taxable gains in connection with such sales, is expected to reduce substantially the level of indebtedness incurred to finance the transactions.

Also, see Note 2 “Pending Acquisition of El Paso Corporation – KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations” to our consolidated financial statements included elsewhere in this report, and Note 3 “Acquisitions and Divestitures—Pending Acquisition of El Paso Corporation” included in our 2011 Form 10-K.

Description of Business

Currently, our assets that generate cash for the payment of dividends and for other purposes consist primarily of our ownership of the general partner interest in KMP, approximately 12.4% of the limited partner interests of KMP and a 20% interest in NGPL PipeCo LLC.  Approximately 99% of the distributions we received from our subsidiaries for both the three months ended March 31, 2012 and 2011 were attributable to KMP.

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

Kinder Morgan, Inc. Form 10-Q

The CO2 sales and transportation business primarily has contracts with minimum volume requirements, which as of March 31, 2012, had a remaining average contract life of approximately eight years (this remaining average contract life includes intercompany sales; when we eliminate intercompany sales, the remaining average contract life is approximately nine years).  Carbon dioxide sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for contracts making deliveries in 2012, and utilizing the average oil price per barrel contained in our 2012 budget, approximately 70% of our contractual volumes are based on a fixed fee or floor price, and 30% fluctuate with the price of oil (these percentages include intercompany sales; when we eliminate intercompany sales, the percentages are 72% and 28%, respectively).  In the long-term, our success in this business is driven by the demand for carbon dioxide.  However, short-term changes in the demand for carbon dioxide typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts.  In the CO2—KMP business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In addition, the revenues we receive from our crude oil, natural gas liquids and carbon dioxide sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  The realized weighted-average crude oil price per barrel, with all hedges allocated to oil, was $90.63 per barrel in the first quarter of 2012 and $68.78 per barrel in the first quarter of 2011.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $100.62 per barrel in the first quarter of 2012 and $90.76 per barrel in the first quarter of 2011.

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

In our discussions of the operating results of individual businesses that follow (see “—Results of Operations” below), we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.  Continuing its history of making accretive acquisitions and economically advantageous expansions of existing businesses, in 2011, KMP invested approximately $2.6 billion for both strategic business acquisitions and expansions of existing assets.  KMP’s capital investments helped it to achieve compound annual growth rates in cash distributions to its limited partners of 4.8%, 4.7%, and 7.2%, respectively, for the one-year, three-year, and five-year periods ended December 31, 2011.

Thus, the amount that KMP is able to increase distributions to its unitholders will, to some extent, be a function of its ability to complete successful acquisitions and expansions.  We believe KMP will continue to have opportunities for expansion of its facilities in many markets and it has forecast approximately $1.9 billion for its 2012 capital expansion program, including small acquisitions and investment contributions.  Based on our historical record and because there is continued demand for energy infrastructure in the areas we serve, we expect to continue to have such opportunities in the future, although the level of such opportunities is difficult to predict.

On April 12, 2012, KMP announced that it will proceed with its proposal to expand its existing Trans Mountain pipeline system.  When completed, the proposed expansion will increase capacity on Trans Mountain from its current

Kinder Morgan, Inc. Form 10-Q

300,000 barrels per day of crude oil and refined petroleum products to approximately 850,000 barrels per day.  The project includes (i) twinning the existing pipeline within the existing right-of-way, where possible; (ii) adding new pump stations along the route; (iii) increasing the number of storage tanks at existing facilities; and (iv) expanding the Westridge Marine terminal, located within Port Metro Vancouver in Vancouver, British Columbia.  Pending the filing and approval of tolling and facilities applications with Canada’s National Energy Board, KMP expects to begin construction in 2015 or 2016, with the proposed project operating in 2017.  The current estimate of total construction costs on the project is approximately $5 billion.

In addition, KMP regularly considers and enters into discussions regarding potential acquisitions, including those from us or our affiliates, and is currently contemplating potential acquisitions.  Such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.  KMP’s ability to make accretive acquisitions is a function of the availability of suitable acquisition candidates at the right cost, and includes factors over which we have limited or no control.  Thus, we have no way to determine the number or size of accretive acquisition candidates in the future, or whether we will complete the acquisition of any such candidates.

KMP’s ability to make accretive acquisitions or expand its assets is impacted by its ability to maintain adequate liquidity and to raise the necessary capital needed to fund such acquisitions.  As a master limited partnership, KMP distributes all of its available cash, and it accesses capital markets to fund acquisitions and asset expansions.  Historically, KMP has succeeded in raising necessary capital in order to fund its acquisitions and expansions, and although we cannot predict future changes in the overall equity and debt capital markets (in terms of tightening or loosening of credit), we believe that KMP’s stable cash flows, its investment grade credit rating, and its historical record of successfully accessing both equity and debt funding sources should allow it to continue to execute its current investment, distribution and acquisition strategies, as well as refinance maturing debt when required.  For a further discussion of our liquidity, including KMP’s public debt and equity offerings in the first three months of 2012, please see “—Financial Condition” below.

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

As presented in the table at the end of this section, for the three months ended March 31, 2012, we generated cash available to pay dividends of $303 million.  We expect to declare dividends of at least $1.35 per share on our common stock for 2012, a 13 percent increase over our 2011 declared dividends of $1.20 (the 2011 per share amounts are presented as if we were publicly traded for all of 2011).  Our 2012 dividend outlook does not include the impact of our pending EP acquisition.  Dividends on our investor retained stock generally will be paid at the same time as dividends on our common stock and will be based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend.

The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our outstanding investor retained stock can convert in the aggregate was fixed on the closing of our initial public offering on February 16, 2011.  As of March 31, 2012, investor retained stock was convertible into a fixed aggregate of 535,972,387 shares of our common stock, which represent 76% of our common stock on a fully-converted basis.  Subsequent to our initial public offering, any conversion of our investor retained stock into our common stock reduces on a one for one basis the number of common shares into which our investor retained stock can convert such that the number of shares on a fully-converted basis is the same before and after the conversion of our investor retained stock.

Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds.  During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy.  There is nothing in our dividend policy or our governing

Kinder Morgan, Inc. Form 10-Q

documents that prohibits us from borrowing to pay dividends.  The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors.  Distributions we receive from KMP are our most significant source of cash available to pay dividends (including the value of additional KMR shares we receive on the approximately 14 million shares we own).  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

On February 15, 2012, we paid a dividend of $0.31 per share for the fourth quarter of 2011 to shareholders of record as of January 31, 2012.  On April 18, 2012, our Board of directors declared a dividend of $0.32 per share ($1.28 annualized) for the first quarter of 2012 payable on May 16, 2012, to shareholders of record as of April 30, 2012.

Cash Available to Pay Dividends
(In millions)

	Three Months Ended March 31,
	2012	2011
KMP distributions to us
From ownership of general partner interest(a)	$331	$290
On KMP units owned by us(b)	26	25
On KMR shares owned by us(c)	17	15
Total KMP distributions to us(d)	374	330
NGPL PipeCo LLC’s cash available for distribution to us(d)	11	14

Total cash generated	385	344
General and administrative expenses and sustaining capital expenditures	(3)	(2)
Interest expense	(77)	(75)

Cash available to pay dividends before cash taxes	305	267
Cash taxes	(2)	-

Cash available to pay dividends(d)	$303	$267
____________
(a)
Based on (i)  KMP distributions of $1.20 and $1.14 per common unit declared for the first quarter of 2012 and 2011, respectively, (ii) 340 million and 319 million aggregate common units, Class B units and i-units estimated to be outstanding as of April 30, 2012 and outstanding as of April 29, 2011, respectively, and (iii) waived incentive distributions of $6 million and $7 million for the first quarter of 2012 and 2011, respectively. In conjunction with KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk, we as general partner of KMP have agreed to waive a portion of our incentive distributions related to this investment from the first quarter of 2010 through the first quarter of 2013.

(b)	Based on 22 million KMP units owned by us multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.
(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the first quarter of 2012 and received as distributions for the first quarter of 2011, respectively.  We did not sell any KMR shares in the first quarter of 2012 or 2011.  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)	2011 KMP distributions to us have been restated to a declared basis and NGPL amounts have been restated to a cash available basis to be consistent with the current year presentation.

Kinder Morgan, Inc. Form 10-Q

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended March 31,
	2012	2011

Income from continuing operations(a)	$305	$150
Income from KMP’s FTC Natural Gas Pipelines disposal group, net of tax(a)	50	51
Depreciation, depletion and amortization(b)	281	256
Amortization of excess cost of equity investments(a)	2	1
Earnings from equity investments(c)	(87)	(68)
Distributions from equity investments	80	65
Distributions from equity investments in excess of cumulative earnings	48	84
KMP certain items(d)	4	88
KMI purchase accounting(e)	4	(4)
Difference between cash and book taxes	89	93
Difference between cash and book interest expense for KMI	(36)	(33)
Sustaining capital expenditures(f)	(44)	(36)
KMP declared distribution on its limited partner units owned by the public(g)	(364)	(324)
Other(h)	(29)	(56)
Cash available to pay dividends(i)	$303	$267
____________
(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(c)	Consists of the following:
		Three Months Ended March 31,
		2012	2011
	Depreciation, depletion and amortization from continuing operations	$274	$250
	Depreciation, depletion and amortization from KMP’s FTC Natural Gas Pipelines disposal group	7	6
		$281	$256

(c)	Consists of the following:
		Three Months Ended March 31,
		2012	2011
	Earnings from equity investments from continuing operations	$(65)	$(50)
	Earnings from equity investments from KMP’s FTC Natural Gas Pipelines disposal group	(22)	(18)
		$(87)	$(68)

(d)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses.  First quarter of 2011 also includes KMP’s portion ($87 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with U.S. generally accepted accounting principles. However, KMP has no obligation, nor did it pay any amounts in respect to such bonuses.  The cost of the $100 million special bonus to non-senior employees was not borne by our Class P shareholders.  In May 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(e)
Consists of non-cash purchase accounting adjustments related to the going-private transaction primarily associated with non-cash income recognized from the revaluation of KMP’s interest rate swap agreements, and in the first quarter 2011 KMP’s crude oil hedges.

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

(h)
Consists of items such as timing and other differences between earnings and cash, KMP’s cash flow in excess of its distributions and KMI certain items, which includes for the first quarter of 2011, KMI’s portion ($13 million) of the special bonus described in footnote (c) above.

(i)	2011 KMP distributions to us have been restated to a declared basis and NGPL amounts have been restated to a cash available basis to be consistent with the current year presentation.

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

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2011.  Our goodwill impairment analysis performed on that date did not result in an impairment charge, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.  For more information on our goodwill impairment analysis, see Note 3 “Goodwill and Other Intangibles—Goodwill and Excess Investment Cost” to our consolidated financial statements included elsewhere in this report.

Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

Impact of the Purchase Method of Accounting on Segment Earnings (Loss)

Effective with the May 30, 2007 closing of a going-private transaction, all of our assets and liabilities were recorded at their estimated fair market values based on an allocation of the aggregate purchase price paid in the going-private transaction. See Note 2 of our consolidated financial statements in our 2011 Form 10-K.

The impacts of the purchase method of accounting on segment earnings (loss) before depreciation, depletion and amortization (EBDA) relate primarily to the revaluation of the accumulated other comprehensive income related to derivatives accounted for as hedges in the CO2–KMP and Natural Gas Pipelines–KMP segments until December 31, 2011 when the revalued hedge contracts expired.  Where there is an impact to segment EBDA from the going-private transaction, the impact is described in the individual business segment discussions, which follow. The effects on depreciation, depletion and amortization expense result from changes in the carrying values of certain tangible and intangible assets to their estimated fair values as of May 30, 2007.  This revaluation results in changes to depreciation, depletion and amortization expense in periods subsequent to May 30, 2007. The purchase accounting effects on “Unallocable interest expense, net of interest income and other, net” result principally from the revaluation of certain debt instruments to their estimated fair values as of May 30, 2007, resulting in changes to interest expense in subsequent periods.

Kinder Morgan, Inc. Form 10-Q

Results of Operations

Consolidated

	Three Months Ended March 31,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Products Pipelines–KMP(b)	$174	$180	$(6)	(3	) %
Natural Gas Pipelines–KMP	222	166	56	34%
CO2–KMP(c)	334	266	68	26%
Terminals–KMP(d)	186	174	12	7%
Kinder Morgan Canada–KMP	50	48	2	4%
NGPL PipeCo LLC	5	7	(2)	(29	) %
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	971	841	130	15%
Depreciation, depletion and amortization expense	(274)	(250)	(24)	(10	) %
Amortization of excess cost of equity investments	(2)	(1)	(1)	(100	) %
NGPL PipeCo LLC fee revenues(e)	9	10	(1)	(10	) %
Other revenues	-	1	(1)	(100	) %
General and administrative expense(f)	(129)	(180)	51	28%
Unallocable interest expense, net of interest income and other, net	(182)	(175)	(7)	(4	) %
Income from continuing operations before income taxes	393	246	147	60%
Unallocable income tax expense(g)	(88)	(96)	8	8%
Income from continuing operations	305	150	155	103%
(Loss) Earnings from KMP’s FTC Natural Gas Pipelines disposal group, net of tax(h)	(378)	51	(429)	(841	) %
Net (loss) income	(73)	201	(274)	(136	) %
Net loss (income) attributable to noncontrolling interests	94	(46)	140	304%
Net income attributable to Kinder Morgan, Inc.	$21	$155	$(134)	(86	) %
____________
(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
2012 amount includes a $2 million decrease in earnings related to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)
2012 and 2011 amounts include a $3 million decrease in income and a $4 million increase in income, respectively, from unrealized gains on derivative contracts used to hedge forecast crude oil sales.  Also, 2011 amounts include increases in segment earnings resulting from valuation adjustments of $4 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(d)
2012 amount includes a $1 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.  2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $2 million increase in income from adjustments associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009; (iii) a $2 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; and (iv) a $1 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal.

(e)	See Note 9 to our consolidated financial statements included elsewhere in this report.
(f)
2012 amount includes a $1 million increase in unallocated severance expense associated with certain Terminal operations and a $10 million increase in expense associated with our pending EP acquisition.  2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees.  The cost of this bonus was not borne by our Class P shareholders.  KMI paid for these bonuses, which include the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders; (ii) a $1 million increase in expense for certain asset and business acquisition costs; (iii) an $11 million increase in expense associated with our initial public offering; (iv) a reduction to expense for a $46 million going-private transaction litigation insurance reimbursement; and (v) a $4 million increase in expense related to non-cash compensation expense.

(g)	Segment earnings include KMP’s allocable income tax expense of $8 million for the three months ended March 31, 2012.
(h)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.  2012 amount consists of a $428 million non-cash loss from the remeasurement of net assets to fair value, net of tax, partially offset by $50 million of income from discontinued operations.  2012 and 2011 also include $7 million and $6 million, respectively, of depreciation and amortization expense.

Net income attributable to Kinder Morgan, Inc.’s stockholders totaled $21 million in the first quarter of 2012 as compared to $155 million in the first quarter of 2011.  Our total revenues for the comparative periods were $1,857 million

Kinder Morgan, Inc. Form 10-Q

and $1,932 million, respectively.

For the comparable first quarter periods, total segment EBDA increased $130 million (15%) in 2012. However, this overall increase in earnings (i) included a decrease of $18 million from the effect of the certain items described in the footnotes (b), (c) and (d) to the table above (which combined to decrease total segment EBDA by $6 million in the first quarter of 2012 and to increase total segment EBDA by $12 million in the first quarter of 2011); and (ii) excluded $57 million of segment earnings before depreciation, depletion and amortization from discontinued operations in each of the comparable first quarter periods (as described in footnote (h) to the table above and before the $428 million non-cash loss from the remeasurement of net assets to fair value in the first quarter of 2012 described therein).

After adjusting for these two items, the remaining $148 million (18%) increase in quarterly segment EBDA resulted from better performance in the first quarter of 2012 from the CO2-KMP, Natural Gas Pipelines-KMP and Terminals-KMP business segments.  Quarter-to-quarter earnings before depreciation, depletion and amortization from both the Kinder Morgan Canada-KMP and Products Pipelines-KMP business segments were essentially unchanged across both comparable periods.

Products Pipelines–KMP

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$223	$225	$(2)	(1	) %
Operating expenses	(57)	(52)	(5)	(10	) %
Other expense(a)	(2)	-	(2)	n/a
Earnings from equity investments	9	7	2	29%
Interest income and Other, net	2	1	1	100%
Income tax expense	(1)	(1)	-	-
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$174	$180	$(6)	(3	) %

Gasoline (MMBbl)(b)	95.1	95.9	(0.8)	(1	) %
Diesel fuel (MMBbl)	33.6	36.6	(3.0)	(8	) %
Jet fuel (MMBbl)	26.9	25.6	1.3	5%
Total refined product volumes (MMBbl)	155.6	158.1	(2.5)	(2	) %
Natural gas liquids (MMBbl)	7.4	6.6	0.8	12%
Total delivery volumes (MMBbl)(c)	163.0	164.7	(1.7)	(1	) %
Ethanol (MMBbl)(d)	7.3	7.3	-	-
____________
(a)
2012 amount represents decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(b)	Volumes include ethanol pipeline volumes.
(c)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.
(d)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Earnings before depreciation, depletion and amortization expenses from the Products Pipelines-KMP business segment were relatively flat across both comparable first quarter periods. The certain item related to the Products Pipelines –KMP business segment and described in the footnote to the table above accounted for a $2 million decrease in earnings before depreciation, depletion and amortization expenses in the first three months of 2012, when compared with the first quarter of 2011. Following is information related to the increases and decreases, in the comparable three month periods of 2012 and 2011, in the segment’s (i) remaining $4 million (2%) decrease in earnings before depreciation, depletion and amortization; and (ii) $2 million (1%) decrease in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended March 31, 2012 versus Three months ended March 31, 2011

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$(8)	(10	) %	$(3)	(3	) %
Calnev Pipeline	(3)	(19	) %	(1)	(6	) %
Plantation Pipeline	2	12%		-	-
West Coast Terminals	2	8%		3	11%
Crude Oil & Condensate Pipeline	2	n/a		-	n/a
All others (including eliminations)	1	2%		(1)	(2	) %
Total Products Pipelines-KMP	$(4)	(2	) %	$(2)	(1	) %

The overall decrease in the Products Pipelines-KMP business segment’s earnings before depreciation, depletion and amortization expenses in the first quarter of 2012 compared to the first quarter of 2011 was chiefly due to a combined $11 million (11%) decrease in earnings from the Pacific and Calnev pipeline operations.

The decrease from the Pacific operations consisted of a $3 million decrease in revenues and a $5 million increase in combined operating expenses.  Mainline transportation revenues declined in the first quarter of 2012 due mainly to lower average FERC tariffs as a result of rate case rulings settlements made since the end of the first quarter of 2011, and to lower military volumes.  The increase in operating expenses was due mainly to lower product inventory gains and to higher expenses related to certain rights-of-way obligations and legal matters.

The decrease in earnings from the Calnev Pipeline was driven by both lower revenues and higher operating expenses in the first quarter of 2012.  The decrease in revenues was driven by a 22% drop in ethanol handling volumes, related in part to incremental ethanol blending services offered by a competing terminal.  The increase in Calnev’s operating expenses resulted from both incremental product losses and higher environmental expenses.

Compared to the first quarter of 2011, the segment benefitted from (i) higher equity earnings from KMP’s approximate 51% interest in the Plantation pipeline system—due primarily to higher tariffs and higher oil loss allowance revenues; (ii) higher earnings from the West Coast terminal operations—due mainly to higher contract revenues and to the continuing completion of various terminal expansion projects that have increased liquids tank capacity at the combined Carson/Los Angeles Harbor terminal since the end of the first quarter of 2011; and (iii) lower expenses (due to higher construction expense capitalization) from the ongoing construction of the Crude and Condensate Pipeline.

Natural Gas Pipelines–KMP

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$794	$943	$(149)	(16	) %
Operating expenses	(608)	(805)	197	24%
Earnings from equity investments	38	29	9	31%
Income tax expense	(2)	(1)	(1)	(100	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments from continuing operations	222	166	56	34%
Discontinued operations(a)	(371)	57	(428)	(751	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments including discontinued operations	$(149)	$223	$(372)	(167	) %

Natural gas transportation volumes (Bcf)(b)	736.3	707.7	28.6	4%
Natural gas sales volumes (Bcf)(c)	212.8	191.2	21.6	11%
____________

(a)
Represents earnings before depreciation, depletion and amortization expense  attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2012 and 2011 amounts include revenues of $71 million and $76 million, respectively.  2012 amount also includes a $428 million non-cash loss from the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value.

(b)
Includes TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes.

Kinder Morgan, Inc. Form 10-Q

(c)	Represents Texas intrastate natural gas pipeline group volumes.
____________
The certain item described in footnote (a) to the table above decreased the Natural Gas Pipelines-KMP business segment’s earnings before depreciation, depletion and amortization expenses from discontinued operations by $428 million in the first quarter of 2012, when compared to the first quarter of 2011.  Following is information related to the increases and decreases, in the comparable three month periods of 2012 and 2011 and including discontinued operations, in the segment’s (i) remaining $56 million (25%) increase in earnings before depreciation, depletion and amortization; and (ii) $154 million (15%) decrease in operating revenues:

Three months ended March 31, 2012 versus Three months ended March 31, 2011

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
KinderHawk Field Services(a)	$35	360%		$51	n/a
Fayetteville Express Pipeline(b)	12	n/m		n/a	n/a
Kinder Morgan Treating operations	7	68%		17	105%
EagleHawk Field Services(b)	3	n/a		n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(5)	(5	) %	(217)	(24	) %
All others (including eliminations)	4	8%		-	-
Total Natural Gas Pipelines-KMP -continuing operations	$56	34%		$(149)	(16	) %
Discontinued operations(c)	-	-		(5)	(6	) %
Total Natural Gas Pipelines-KMP -including discontinued operations	$56	25%		$(154)	(15	) %
____________
n/m – not meaningful
n/a – not applicable

(a)	Equity investment until July 1, 2011. See Note (b).
(b)
Equity investment.  KMP records earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(c)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The primary increase included in the Natural Gas Pipelines-KMP business segment’s overall quarter-to-quarter increase in earnings before depreciation, depletion and amortization expenses in the first quarter of 2012 compared to the first quarter of 2011 was attributable to incremental earnings from KMP’s now wholly-owned KinderHawk Field Services LLC.  Effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own, and subsequently, began accounting for the investment under the full consolidation method.

The increase in segment earnings before depreciation, depletion and amortization was also favorably impacted by the following: (i) incremental equity earnings from KMP’s 50% interest in the Fayetteville Express pipeline system—due primarily to higher firm contract transportation revenues in the first three months of 2012; (ii) higher earnings from the Kinder Morgan Treating operations—due mainly to incremental earnings from the natural gas treating operations KMP acquired from SouthTex Treaters, Inc. effective November 30, 2011; and (iii) incremental equity earnings from KMP’s 25%-owned EagleHawk Field Services LLC, which it acquired effective July 1, 2011.

Unfavorably impacting the overall increase in segment earnings before depreciation, depletion and amortization across the comparable first quarter periods was a lower contribution from the Texas intrastate natural gas pipeline group, primarily due to an $8 million decrease in natural gas sales margins.

The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three month periods of 2012 and 2011 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from quarter-to-quarter in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold.  KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by

Kinder Morgan, Inc. Form 10-Q

corresponding increases and decreases in its gas purchase costs.  In the comparable first quarter periods of 2012 and 2011, the Texas intrastate natural gas pipeline group accounted for 86% and 95%, respectively, of the segment’s revenues, and 96% and 99%, respectively, of the segment’s operating expenses.

CO2–KMP

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues(a)	$417	$345	$72	21%
Operating expenses	(87)	(84)	(3)	(4	) %
Earnings from equity investments	6	6	-	-
Income tax expense	(2)	(1)	(1)	(100	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$334	$266	$68	26%

Southwest Colorado carbon dioxide production (gross)(Bcf/d)(b)	1.2	1.3	(0.1)	(8	) %
Southwest Colorado carbon dioxide production (net)(Bcf/d)(b)	0.5	0.5	-	-
SACROC oil production (gross)(MBbl/d)(c)	26.9	28.9	(2.0)	(7	) %
SACROC oil production (net)(MBbl/d)(d)	22.4	24.1	(1.7)	(7	) %
Yates oil production (gross)(MBbl/d)(c)	21.2	21.9	(0.7)	(3	) %
Yates oil production (net)(MBbl/d)(d)	9.4	9.7	(0.3)	(3	) %
Katz oil production (gross)(MBbl/d)(c)	1.5	0.2	1.3	650%
Katz oil production (net)(MBbl/d)(d)	1.3	0.2	1.1	550%
Natural gas liquids sales volumes (net)(MBbl/d)(d)	9.0	8.3	0.7	8%
Realized weighted-average oil price per Bbl(e)	$90.63	$68.78	$21.85	32%
Realized weighted-average natural gas liquids price per Bbl(f)	$61.36	$60.93	$0.43	1%
____________
(a)
2012 and 2011 amounts include unrealized losses of $3 million and unrealized gains of $4 million, respectively, on derivative contracts used to hedge forecast crude oil sales.  Also, 2011 amount includes increase in segment earnings resulting from valuation adjustments of $4 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.
(c)
Represents 100% of the production from the field.  KMP owns an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, and an approximately 99% working interest in the Katz Strawn unit.

(d)	Net to KMP, after royalties and outside working interests.
(e)	Includes all of KMP’s crude oil production properties.
(f)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third-party processing agreements.

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Sales and Transportation Activities.

The certain items related to unrealized gains and losses on derivative contracts described in footnote (a) to the table above accounted for a $11 million decrease in both segment earnings before depreciation, depletion and amortization expenses and revenues in the first three months of 2012, when compared with the same three months of 2011.  For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2012 and 2011, in the segment’s remaining (i) $79 million (31%) increase in earnings before depreciation, depletion and amortization; and (ii) $83 million (25%) increase in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended March 31, 2012 versus Three months ended March 31, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$67	36%	$69	26%
Sales and Transportation Activities	12	17%	11	13%
Intrasegment eliminations	-	-	3	20%
Total CO2–KMP	$79	31%	$83	25%

The overall increase in earnings from the segment’s oil and gas producing activities in the first quarter of 2012, when compared with the same period of 2011, was driven by a $63 million (30%) increase in crude oil sales revenues, increased oil production at the Katz field unit, and higher revenues from natural gas liquids sales.  The increase in crude oil sales revenues was chiefly due to higher average realized sales prices for crude oil (the realized weighted-average price per barrel of crude oil increased 32% in the first quarter of 2012 versus the first quarter of 2011).

The increase in crude oil sales revenues was partially offset by an almost 2% decrease in oil production volumes in the first quarter of 2012 (volumes presented in the results of operations table above), due primarily to operational delays at the SACROC field unit.  The redistribution of carbon dioxide injection volumes and the balancing of reservoir pressure at SACROC are nearly complete, however, and KMP expects SACROC’s production will increase modestly over the remaining nine months of 2012.

The increase in earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities in the first quarter of 2012 compared to the first quarter of 2011 was largely related to higher carbon dioxide sales revenues, higher non-consent revenues and higher crude oil pipeline transportation revenues.  The increase in carbon dioxide sales revenues was due to higher average sales prices in the first quarter of 2012.  The increase in non-consent revenues related to sharing arrangements pertaining to certain expansion projects completed at the McElmo Dome unit in Colorado since the end of the first quarter of 2011, and the increase in pipeline transportation revenues related to higher revenues from the Kinder Morgan Wink Texas intrastate pipeline, related chiefly to disruptions in transportation volumes during the first quarter of 2011 as a result of colder winter weather.

Terminals–KMP

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$341	$332	$9	3%
Operating expenses(a)	(160)	(168)	8	5%
Other expense(b)	(1)	-	(1)	n/a
Earnings from equity investments	6	2	4	200%
Other, net	-	1	(1)	(100	) %
Income tax benefit(c)	-	7	(7)	(100	) %
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$186	$174	$12	7%

Bulk transload tonnage (MMtons)(d)	24.7	23.3	1.4	6%
Ethanol (MMBbl)	17.9	15.7	2.2	14%
Liquids leasable capacity (MMBbl)	60.3	58.8	1.5	3%
Liquids utilization %	94.7%	94.4%	0.3%	-
__________
(a)
2011 amount includes (i) a combined $2 million increase in expense at KMP’s Carteret, New Jersey liquids terminal, associated with fire damage and repair activities, and the settlement of a certain litigation matter; and (ii) a $1 million increase in expense associated with the sale of KMP’s ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009.

(b)
2012 amount represents decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us, and a $2 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP’s ownership interest in the boat fleeting business described in footnote (a).

Kinder Morgan, Inc. Form 10-Q

(d)	Volumes for acquired terminals are included for both periods and include KMP’s proportionate share of joint venture tonnage.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. KMP groups the bulk and liquids terminal operations into regions based on geographic location and/or primary operating function.  This structure allows management to organize and evaluate segment performance and to help make operating decisions and allocate resources.

The certain items related to the Terminals–KMP business segment and described in the footnotes to the table above accounted for a $5 million decrease in earnings before depreciation, depletion and amortization expenses in the first three months of 2012, when compared with the first quarter of 2011.  Following is information related to the increases and decreases, in the comparable first three month periods of 2012 and 2011, in the segment’s (i) remaining $17 million (10%) increase in earnings before depreciation, depletion and amortization; and (ii) $9 million (3%) increase in operating revenues.

Three months ended March 31, 2012 versus Three months ended March 31, 2011

	EBDA increase/(decrease)			Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$9	62%		$8	27%
Gulf Liquids	4	8%		5	9%
Northeast	4	20%		6	16%
Acquired assets and businesses	4	n/a		2	n/a
Rivers	(4)	(21	) %	(3)	(8	) %
All others (including intrasegment eliminations and unallocated income tax expenses)	-	-		(9)	(5	) %
Total Terminals–KMP	$17	10%		$9	3%

The overall increase in earnings before depreciation, depletion and amortization from the terminals included in the Mid-Atlantic region was driven by a $7 million increase from the Pier IX terminal, located in Newport News, Virginia.  Pier IX’s earnings increase was primarily due to higher export coal shipments, driven by both growth in the coal export market and by completed infrastructure expansions since the end of the first quarter of 2011.

KMP also benefitted from higher earnings from (i) the Pasadena and Galena Park, Texas liquids facilities located along the Houston Ship Channel (Gulf Liquids region)—due mainly to higher ethanol revenues and volumes and to higher warehousing revenues as a result of new and renewed customer agreements at higher rates; and (ii) the Carteret, New Jersey liquids terminal (Northeast region)—primarily due to tank expansion projects completed since the end of the first quarter of 2011, and to higher transfer and storage rates.  Including all terminals, KMP increased its liquids terminals’ leasable capacity by 1.5 million barrels (2.6%) since the end of the first quarter last year, primarily via completed terminal expansion projects.

The incremental earnings and revenues from acquired assets and businesses represent contributions from terminal assets and operations KMP acquired since the beginning of 2011.  The incremental amounts represent earnings and revenues from acquired terminals’ operations during the additional month of ownership in the first quarter of 2012, and do not include increases or decreases during the same months KMP owned the assets in 2011.

The Terminal–KMP segment’s overall increase in earnings before depreciation, depletion and amortization in the first quarter of 2012 versus the first quarter of 2011 included lower earnings from the domestic coal facilities located in the states of Illinois and Kentucky (Rivers region).  The decrease in earnings related to lower coal transload volumes, due primarily to a drop in domestic demand resulting from declining or flat electrical generation, lower natural gas prices, and higher coal inventories, relative to the first quarter a year ago.

The quarter-to-quarter decrease in the Terminals–KMP segment’s revenues—reported in the “All others” line in the table above—relates largely to terminal assets KMP sold (or contributed to joint ventures) and no longer consolidate since the end of the first quarter of 2011.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except operating statistics and percentages)
Revenues	$73	$76	$(3)	(4	) %
Operating expenses	(24)	(26)	2	8%
Earnings (losses) from equity investments	1	(1)	2	200%
Interest income and Other, net	3	3	-	-
Income tax expense	(3)	(4)	1	25%
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$50	$48	$2	4%

Transport volumes (MMBbl)(a)	24.9	26.7	(1.8)	(7	) %
____________
(a)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada-KMP business segment includes the operations of the Trans Mountain, and Jet Fuel pipeline systems, and the one-third ownership interest in the Express crude oil pipeline system.  For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2012 and 2011, in the segment’s (i) $2 million (4%) increase in earnings before depreciation, depletion and amortization; and (ii) $3 million (4%) decrease in operating revenues:

Three months ended March 31, 2012 versus Three months ended March 31, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$1	2%	$(3)	(4	) %
Express Pipeline(a)	1	48%	n/a	n/a
Jet Fuel Pipeline	-	-	-	-
Total Kinder Morgan Canada-KMP	$2	4%	$(3)	(4	) %
____________
(a)	Equity investment. We record earnings under the equity method of accounting.

The Kinder Morgan Canada-KMP segment’s earnings before depreciation, depletion and amortization expenses were essentially flat across both comparable first quarter periods.  The slight increase in Trans Mountain’s earnings was primarily due to lower income tax expenses, which fluctuate period-to-period based on both the classification of income between amounts earned by corporate subsidiaries or partnership subsidiaries, and foreign tax expenses.  The slight increase in earnings from the equity investment in the Express pipeline system for the comparable three month periods related to higher net income earned by Express in the first quarter of 2012, primarily due to higher domestic volumes on Express’ Platte Pipeline segment.

NGPL PipeCo LLC

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except percentages)
Earnings from equity investments	$5	$7	$(2)	(29	) %
____________
Following is information related to the decrease in NGPL PipeCo LLC’s net income, and other measurements, at the 100% ownership level, which when multiplied by our 20% ownership interest, equals the decrease of $2 million (29%) in our equity earnings for the first quarter of 2012, when compared to the first quarter of 2011.

For the first quarter of 2012, NGPL PipeCo LLC’s net income decreased by $10 million (27%) from $37 million for 2011 to $27 million for 2012.  Results for 2012, relative to 2011, were negatively impacted by a $22 million reduction in gross margin (which is total revenues less gas purchases and other costs of sales), primarily attributable to reduced transportation and storage revenues and reduced net fuel collections resulting, in part, from the settlement of Natural Gas Pipeline Company of America LLC’s Section 5 rate proceeding.  The reduced gross margin was partially offset by (i) a $5

Kinder Morgan, Inc. Form 10-Q

million reduction in other operating expenses, principally operations and maintenance and general and administrative expenses and (ii) a $7 million reduction in income tax expense, primarily attributable to the reduction in pre-tax income.

Other

	Three Months Ended March 31,
	2012	2011	increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$22	$(9)	$31	344%
KMP general and administrative expense(c)	107	189	(82)	(43	) %
Consolidated general and administrative expense	$129	$180	$(51)	(28	) %

KMI interest expense, net of interest income	$44	$42	$2	5%
KMP interest expense, net of interest income	135	127	8	6%
Other, net(d)	3	6	(3)	(50	) %
Unallocable interest expense net of interest income and other, net	$182	$175	$7	4%

KMR noncontrolling interests	$22	$(9)	$31	344%
KMP noncontrolling interests	72	(37)	109	295%
Net loss (income) attributable to noncontrolling interests	$94	$(46)	$140	304%
____________

(a)
2012 amount includes $10 million of expense associated with our pending acquisition of El Paso Corporation.  2011 amount includes (i) $46 million reduction to expense for a going-private transaction litigation insurance reimbursement; (ii) $11 million of expense associated with our initial public offering; (iii) KMI’s portion ($13 million) of a $100 million special bonus to non-senior employees and (iv) $1 million increase in expense related to non-cash compensation expense. The cost of this bonus was not borne by KMI’s Class P shareholders. KMI paid for the $100 million of special bonuses, which includes the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI’s Class A shareholders. See also footnote (c) below.

(b)
For the first quarter of 2012 and 2011, the NGPL PipeCo LLC fixed fee revenues of $9 million and $10 million, respectively, have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.  Also, see Note 9 to our consolidated financial statements included elsewhere in this report.

(c)
2012 amount includes a $1 million increase in unallocated severance expense associated with certain KMP Terminal operations.  2011 amount includes (i) a combined $90 million increase in non-cash compensation expense (including $87 million related to a special bonus expense to non-senior management employees) allocated by us to KMP; however, KMP does not have any obligation, nor did KMP pay any amounts related to this expense; and (ii) a $1 million increase in expense for certain KMP asset and business acquisition costs.

(d)	“Other, net” primarily represents an offset to noncontrolling interests and interest income shown above and included in segment earnings.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, unallocable interest expense, and net income attributable to noncontrolling interests.  Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

Combined, the certain items described in footnote (a) to the table above increased KMI’s general and administrative expenses by $31 million in the first quarter of 2012, when compared with the first quarter of 2011.  KMI’s remaining general and administrative expenses in the first quarter of 2012 were approximately flat when compared with the first quarter of 2011.

The certain items related to KMP’s general and administrative expenses described in footnote (c) to the table above accounted for a $90 million decrease in expense in the first quarter of 2012, when compared with the first quarter of 2011. The remaining $8 million (8%) quarter-to-quarter increase in expense included increases and decreases in various operational expenses, but consisted primarily of higher employee labor, benefit and payroll tax expenses, due mainly to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our combined interest expense, net of interest income, increased $10 million (6%) in the first quarter of 2012 when compared to the first quarter of 2011. KMP’s average borrowings for the first quarter of 2012 increased 11% from the comparable prior year period, largely due

Kinder Morgan, Inc. Form 10-Q

to the capital expenditures, business acquisitions, and joint venture contributions KMP has made since the end of the first quarter of 2011.  The quarter-to-quarter increase in interest expense was partially offset, however, by a lower weighted-average interest rate.  The weighted-average interest rate on all of KMP’s borrowings—including both short-term and long-term amounts—dropped 5% in the first quarter of 2012 versus the first quarter of 2011 (from 4.44% for the first three months of 2011 to 4.23% for the first three months of 2012).

The increase in KMI’s interest expense in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to an increase in amortization expense associated with purchase accounting on our consolidated debt.

As of March 31, 2012, approximately 34% of KMI’s and 47% of KMP’s debt balances (excluding the value of interest rate swap agreements) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net loss (income) attributable to noncontrolling interests, which represents the allocation of our consolidated net loss (income) attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP) that are not held by us, increased $140 million (304%) for the first quarter of 2012 as compared to the first quarter of 2011.  The increase is primarily due to a reduction in net income in the first quarter of 2012 from our consolidated subsidiaries primarily relating to KMP’s portion of our $428 million (pre-tax) non-cash loss from a remeasurement of net assets to fair value.

Income Taxes

Our total tax expense from continuing operations for each of the three month periods ended March 31, 2012 and 2011 was $96 million.  Although the total tax expense from continuing operations was flat between both periods, there were certain items which increased tax expense for the first quarter of 2012 over the same period in 2011 including (i) the tax expense on higher 2012 income from continuing operations; (ii) in 2012 we had no dividend received deduction from our 20% ownership interest in NGPL; (iii) the impact of non tax-deductible costs incurred to facilitate the EP acquisition in 2012; and (iv) a 2012 adjustment to the deferred tax liability related to non tax-deductible losses recorded to our investment in KMP.  These increases to tax expense were offset by (i) the net effect of consolidating KMP’s income tax provision; (ii) lower 2012 adjustments to our income tax reserve for uncertain tax positions; and (iii) a lower 2012 adjustment related to the deferred tax liability related to our investment in KMR.

Financial Condition

General

As of March 31, 2012, we had a combined $494 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $83 million (20%) from December 31, 2011.  As of March 31, 2012, KMI also had $0.6 billion of borrowing capacity available under its $1.0 billion senior secured revolving credit facility and KMP had approximately $1.6 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”).  We believe that our cash position and remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.

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

Kinder Morgan, Inc. Form 10-Q

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

Credit Ratings and Capital Market Liquidity

As part of KMP’s financial strategy, it tries to maintain an investment-grade credit rating, which involves, among other things, the issuance of additional KMP limited partner units in connection with its acquisitions and expansion activities in order to maintain acceptable financial ratios.  The major debt rating agencies routinely evaluate KMP’s outstanding debt, and its cost of borrowing can increase or decrease depending on these debt ratings.  Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (negative) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively.  On October 18, 2011, in response to our announcement that we have reached an agreement to purchase 100% of the outstanding stock of EP, Moody’s revised its outlook on KMP’s long-term credit rating to negative from stable.  The rating agency’s revision reflected its view that the increased leverage at KMI associated with this acquisition will put additional strain on KMP’s ability to upstream cash to KMI.  Further information about this announcement is described in Note 3 to our consolidated financial statements included in our 2011 Form 10-K.

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

Short-term Liquidity

As of March 31, 2012, our principal sources of short-term liquidity were (i) KMI’s $1.0 billion senior secured revolving credit facility; (ii) KMP’s $2.2 billion senior unsecured revolving credit facility with a diverse syndicate of banks; and (iii) cash from operations.  The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program.  KMP’s facility can be amended to allow for borrowings of up to $2.5 billion.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $560 million and $483 million in first three months of 2012 and 2011, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

Kinder Morgan, Inc. Form 10-Q

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

	At March 31, 2012
	Short-term debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.0 billion, six-year secured revolver, due May 2013	$395	$556

KMP
$2.2 billion, five-year unsecured revolver, due July 2016	$358	$1,616

Our combined balance of short-term debt as of March 31, 2012 was $2,126 million, primarily consisting of (i) $395 million in outstanding borrowings under KMI’s senior secured credit facility; (ii) $840 million of KMI’s 6.50% series notes that mature on September 1, 2012; (iii) $500 million in principal amount of KMP’s 5.85% senior notes that mature September 15, 2012; and (iv) $358 million of KMP’s outstanding commercial paper borrowings.  KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings.  KMI intends to refinance its short-term debt through either additional credit facility borrowings to replace maturing credit facility borrowings or issuing new long-term debt.

We had a working capital surplus of $194 million as of March 31, 2012 and a working capital deficit of $2,866 million as of December 31, 2011.  The overall $3,060 million (107%) favorable change from year-end 2011 was primarily due to (i) our reclassification, at estimated fair value, of the March 31, 2012 net assets of KMP’s FTC Natural Gas Pipelines disposal group as current assets and liabilities held for sale (because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of March 31, 2012); and (ii) an increase in working capital due to a decrease in short-term debt.  Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of derivative contracts and changes in cash and cash equivalent balances as a result of debt or equity issuances (discussed below in “—Long-term Financing”).

Long-term Financing

From time to time, KMI or KMP issue long-term debt securities often referred to as senior notes.  All of the senior notes of KMI or KMP issued to date, other than those issued by KMP’s subsidiaries and its operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  KMI and its subsidiaries’ (other than KMP and its subsidiaries) senior notes are secured equally and ratably with KMI’s $1.0 billion senior secured revolving credit facility.  All of KMP’s outstanding senior notes are unsecured obligations that rank equally with all of its other senior debt obligations; however, a modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries.  Our and KMP’s fixed rate senior notes provide that we may redeem the notes at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

As of March 31, 2012 and December 31, 2011, the balances of KMI and its subsidiaries’ (excluding KMP and its subsidiaries’) long-term debt, including the current portion, purchase accounting adjustments on the carrying value of KMI’s debt and KMP’s debt and the preferred interest in the general partner of KMP, but excluding the value of interest rate swaps was $2,888 million and $2,886 million, respectively.  These balances included net unamortized purchase accounting adjustments, decreasing the debt balances by $30 million and $32 million at March 31, 2012 and December 31, 2011, respectively.  As of March 31, 2012 and December 31, 2011, the balances included in our accompanying consolidated balance sheets of the various series of KMP’s senior notes and the various long-term borrowings of its operating partnerships and subsidiaries, including the current portion and excluding the value of interest rate swaps, were $12,689 million and $12,152 million, respectively.  To date, our and our subsidiaries’ debt balances, including KMP and its subsidiaries, have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

Kinder Morgan, Inc. Form 10-Q

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

For additional information about our debt-related transactions in the first quarter of 2012, see Note 4 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2011 Form 10-K.

Capital Expenditures

Our sustaining capital expenditures—defined as capital expenditures which do not increase the capacity of an asset—totaled $44 million in the first three months of 2012 compared to $36 million for the first three months of 2011.  These sustaining expenditure amounts included $2 million and $1 million in the first three months of 2012 and 2011, respectively, for KMP’s proportionate share of sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services LLC; (vi) Eagle Ford Gathering LLC; (vii) Red Cedar Gathering Company; and (viii) for the first quarter of 2011 only, KinderHawk Field Services LLC (effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own and we subsequently included its sustaining capital expenditures in our consolidated totals).  Additionally, our forecast expenditures for the remaining nine months of 2012 for sustaining capital expenditures are approximately $195 million, including (i) approximately $9 million for KMP’s proportionate shares of its equity investees’ forecast sustaining capital expenditures (including Rockies Express, which is included in KMP’s FTC Natural Gas Pipelines disposal group); and (ii) $15 million for the assets, excluding Rockies Express, included in KMP’s FTC Natural Gas Pipelines disposal group.

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

All of our capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary.  Our discretionary capital expenditures for the first three months of 2012 and 2011 totaled $312 million and $235 million, respectively.  The quarter-to-quarter increase in discretionary capital expenditures was primarily due to higher investment undertaken in the first quarter of 2012 to expand and improve the Products Pipelines-KMP and Natural Gas Pipelines-KMP business segments.  Generally, KMP initially funds its discretionary capital expenditures through borrowings under its revolving credit facility or its commercial paper program until the amount borrowed is of a sufficient size to cost effectively offer either debt, equity, or both.  KMP has forecast $1.26 billion for discretionary capital expenditures for the remaining nine months of 2012.  This amount does not include forecast discretionary expenditures by KMP’s equity investees, forecast capital contributions to its equity investees, or forecast expenditures for asset acquisitions.

Kinder Morgan, Inc. Form 10-Q

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31,
	2012	2011	increase/ (decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$560	$483	$77
Investing activities	(365)	(227)	(138)
Financing activities	(119)	(570)	451

Effect of exchange rate changes on cash	7	2	5

Net increase (decrease) in cash and cash equivalents	$83	$(312)	$395

Operating Activities

The net increase of $77 million (16%) in cash provided by operating activities in the three months ended March 31, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $167 million increase in cash from overall higher net income—after adjusting our quarter-to-quarter $274 million decrease in net income for the following four non-cash items: (i) a $428 million increase from the non-cash loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value (discussed further in Note 2 to our consolidated financial statements included elsewhere in this report); (ii) a $25 million increase due to higher non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); (iii) a $7 million increase relating to deferred income taxes; and (iv) a $19 million decrease due to higher earnings from equity investees.  The quarter-to-quarter change in net income in 2012 versus 2011 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪	a $63 million increase in cash attributable to payments that KMP made in March 2011 for transportation rate settlements on its Pacific operations’ refined products pipelines; and

▪
a combined $168 million decrease in cash related to net changes in working capital items, non-current assets and liabilities, and other non-cash income and expense items.  The decrease related primarily to (i) a $100 million (pre-tax) special bonus expense, discussed below, as well as from unfavorable changes in cash from the collection and payment of trade and related-party receivables and payables (including collections and payments on natural gas transportation and exchange imbalance receivables and payables) and incremental expenditures for short-term liquids transmix inventories.

The cost of the $100 million special bonus to non-senior employees was not borne by our Class P shareholders.  We paid these bonuses in the second quarter of 2011 using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders.

Investing Activities

The $138 million net decrease in cash expended for investing activities in the three months ended March 31, 2012 compared to the respective 2011 period was primarily attributable to:

▪	an $84 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;”

▪
a $36 million decrease in cash due to lower capital distributions (distributions in excess of cumulative earnings) received from equity investments in the first quarter of 2012—chiefly due to lower capital distributions received from KMP’s equity investee, Rockies Express Pipeline LLC;

Kinder Morgan, Inc. Form 10-Q

▪
a $26 million decrease in cash due to higher contributions in the first quarter of 2012 to KMP’s 25%-owned EagleHawk Field Services LLC.  EagleHawk used the contributions as partial funding for natural gas gathering and treating infrastructure expansions;

▪
a $27 million decrease in cash related to net changes in margin and restricted deposits, due primarily to the January 2011 release of $50 million in KMP’s cash previously restricted for its investment in Watco (described below); and

▪
a $36 million increase in cash due to lower acquisitions of assets and investments.  In the first quarter of 2012, KMP paid $30 million to Enhanced Oil Resources to acquire a carbon dioxide source field and related assets located in Apache County, Arizona, and Catron County, New Mexico.  In the first three months of 2011, KMP spent a combined $66 million for investment acquisitions, consisting of $50 million for an initial preferred equity interest in Watco Companies, LLC, and $16 million for a 50% ownership interest in Deeprock North, LLC.

Financing Activities

The net increase of $451 million in cash provided by financing activities in the three months ended March 31, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $403 million increase in cash from overall debt financing activities—which include our issuances and payments of debt and debt issuance costs.  The increase in cash consisted of (i) a combined $751 million increase due to lower net repayments of our senior notes; (ii) a combined $151 million increase due to higher net issuances of KMP’s senior notes (in the first quarter of 2012 and 2011, KMP generated net proceeds of $544 million and $393 million, respectively, from both issuing and repaying senior notes); (iii) a $391 million decrease due to lower net issuances of short-term borrowings under our credit facility; and (iv) a $108 million decrease due to higher net repayments of short-term borrowings under KMP’s commercial paper program;

▪
a $43 million increase in cash provided by noncontrolling interests contributions, reflecting the proceeds received by KMP, after commissions and underwriting expenses, from the sales of additional KMP common units in the first three months of 2012 (discussed in Note 5 “Stockholders’ Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report), versus the first three months a year ago;

▪
a $26 million increase in cash due to higher dividends/distributions paid in the first quarter of 2011. We paid dividends of $220 million and distributions of $205 million in the first quarter of 2012 and 2011, respectively, for the quarterly periods ended December 31, 2011 and 2010, respectively.  In addition to the $205 million cash distribution paid for the fourth quarter of 2010, we paid a prorated distribution of $105 million for the quarterly period ended March 31, 2011, representing the portion of the first quarter that we were not public less a one time adjustment of $64 million reserved for the after-tax cost of special bonuses (discussed above under “—Operating Activities”); and

▪
a $22 million decrease in cash for noncontrolling interests distributions, primarily related to KMP distributions to its common unit owners.  Further information regarding KMP’s distributions is discussed following in “—Kinder Morgan Energy Partners, L.P.”

Kinder Morgan Energy Partners, L.P.

At March 31, 2012, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 36 million limited partner units of KMP.  These units, which consist of 17 million common units, 5 million Class B units and 14 million i-units, represent approximately 10.6% of the total outstanding limited partner interests of KMP.  In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships.  Together, at March 31, 2012, our limited partner and general partner interests represented approximately 12.4% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP.  This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests.  Our 2011 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder

Kinder Morgan, Inc. Form 10-Q

Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

On February 14, 2012, KMP paid a quarterly distribution of $1.16 per common unit for the fourth quarter of 2011, of which $251 million was paid to the public holders (included in noncontrolling interests) of KMP’s common units.  This distribution was 3% greater than the $1.13 distribution per unit KMP paid on February 14, 2011 for the fourth quarter of 2010.

On April 18, 2012, KMP declared a cash distribution of $1.20 per unit for the first quarter of 2012 (an annualized rate of $4.80 per unit).  This distribution is 5% higher than the $1.14 per unit distribution KMP made for the first quarter of 2011.

Currently, KMP expects to declare cash distributions of $4.98 per unit for 2012, an 8% increase over its cash distributions of $4.61 per unit for 2011.  Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes.

KMP’s 2012 budget assumes an average West Texas Intermediate (WTI) crude oil price of approximately $93.75 per barrel (with some minor adjustments for timing, quality and location differences) in 2012, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2012 budget), KMP currently expects the average price of WTI crude oil will be approximately $103.72 per barrel in 2012.  For 2012, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million (or slightly over 0.1% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses).  This sensitivity to the average WTI price is very similar to what KMP experienced in 2011.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2011 in our 2011 Form 10-K.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology.  In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to service debt or to pay dividends are forward-looking statements.  Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or predict.  Specific factors which could cause actual results to differ from those in the forward-looking statements include:

▪	the terms of our sales of assets as mandated by the FTC or of drop-downs of assets to KMP from us;

▪	the ability to complete the acquisition of EP;

▪	failure to obtain, delays in obtaining or adverse conditions contained in, any required regulatory approvals associated with the EP acquisition;

▪	the ability to complete the disposition of EP’s oil and gas properties and operations on a satisfactory basis;

▪	our ability to successfully integrate EP’s operations and to realize synergies from the merger;

▪	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

Kinder Morgan, Inc. Form 10-Q

▪	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

▪	changes in tariff rates implemented by the Federal Energy Regulatory Commission, California Public Utilities Commission, Canada’s National Energy Board or another regulatory agency;

▪	our ability to acquire new businesses and assets and integrate those operations into our existing operations, as well as the ability to expand our facilities;

▪	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from KMP’s terminals or pipelines;

▪	our ability to successfully identify and close acquisitions and make cost-saving changes in operations;

▪	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

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

▪	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism, war or other causes;

▪	our ability to obtain insurance coverage without significant levels of self-retention of risk;

▪	acts of nature, accidents, sabotage, terrorism (including cyber terrorism) or other similar acts impacting our operations or otherwise causing damage greater than our insurance coverage limits;

▪	capital and credit markets conditions, inflation and interest rates;

▪	the political and economic stability of the oil producing nations of the world;

▪	national, international, regional and local economic, competitive and regulatory conditions and developments;

▪	our ability to achieve cost savings and revenue growth;

▪	foreign exchange fluctuations;

▪	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

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

Kinder Morgan, Inc. Form 10-Q

See Part I, Item 1A “Risk Factors” of our 2011 Form 10-K and Part II, Item 1A “Risk Factors” in this report for a more detailed description of these and other factors that may affect the forward-looking statements.  When considering forward-looking statements, one should keep in mind the risk factors described in our 2011 Form 10-K and in this report. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update the above list or to announce publicly the result of any revisions to any of the forward-looking statements to reflect future events or developments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2011, in Item 7A of our 2011 Form 10-K.  For more information on our risk management activities, see Note 6 “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures

As of March 31, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2011 Form 10-K.

The terms upon which we will sell the assets comprising KMP’s FTC Natural Gas Pipelines disposal group are uncertain.

As a condition to receiving antitrust approval from the FTC of our planned acquisition of EP, we have agreed to divest the assets comprising KMP’s FTC Natural Gas Pipelines disposal group.  As a result of this agreement, we reduced the disposal group’s net asset carrying value to its estimated fair value and recognized a $428 million loss on the remeasurement to fair value.  However, the terms upon which we will sell these assets are subject to negotiation and agreement with an as-yet undetermined third party.  As a result, our estimate of the fair value of the disposal group’s net assets may not reflect the price at which we ultimately agree to sell them.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Kinder Morgan, Inc. Form 10-Q

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95 to this quarterly report.

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
Amendment No. 2, dated as of February 10, 2012, to Credit Agreement dated as of May 30, 2007, among Kinder Morgan, Inc., Kinder Morgan Kansas, Inc., Citibank, N.A., as current administrative agent and current collateral agent, Barclays Bank PLC, as successor administrative agent and successor collateral agent, and the other parties thereto (filed as Exhibit 10.72 to Kinder Morgan, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 filed on February 27,  2012 (File No. 333-177895) and incorporated herein by reference).

10.2	—
Acquisition Incremental Joinder, dated as of February 10, 2012, among Kinder Morgan, Inc., Kinder Morgan Kansas, Inc., Citibank, N.A., as current administrative agent, Barclays Bank PLC, as successor administrative agent, and the other parties thereto (filed as Exhibit 10.73 to Kinder Morgan, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 filed on February 27,  2012 (File No. 333-177895) and incorporated herein by reference).

10.3	—
Credit Agreement, dated as of February 10, 2012, among Kinder Morgan, Inc., Barclays Bank PLC, as administrative agent and collateral agent, and the other parties thereto (filed as Exhibit 10.74 to Kinder Morgan, Inc.’s Post-Effective Amendment No. 1 to Registration Statement on Form S-4 filed on February 27,  2012 (File No. 333-177895) and incorporated herein by reference).

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; (v) and (vi) the notes to our Consolidated Financial Statements, tagged as blocks of text.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date: May 2, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)