Form 10-Q
period 2012-06-30
KINDER MORGAN, INC.
filed 2012-08-14
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of August 3, 2012, the registrant had the following number of shares of common stock outstanding:

Class A common stock	470,043,494
Class B common stock	93,579,094
Class C common stock	2,317,228
Class P common stock	567,156,489

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Natural gas sales	$497	$847	$1,081	$1,650
Services	1,033	712	1,794	1,453
Product sales and other	637	393	1,149	781
Total Revenues	2,167	1,952	4,024	3,884

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	637	843	1,217	1,636
Operations and maintenance	387	467	693	765
Depreciation, depletion and amortization	333	258	607	508
General and administrative	501	110	630	290
Taxes, other than income taxes	69	51	119	97
Other income	(20)	(13)	(18)	(13)
Total Operating Costs, Expenses and Other	1,907	1,716	3,248	3,283
Operating Income	260	236	776	601

Other Income (Expense)
Earnings from equity investments	72	56	137	106
Amortization of excess cost of equity investments	(2)	(2)	(4)	(3)
Interest expense	(297)	(174)	(481)	(348)
Interest income	6	6	11	11
Other, net	7	7	8	8
Total Other Income (Expense)	(214)	(107)	(329)	(226)

Income from Continuing Operations Before Income Taxes	46	129	447	375

Income Tax Expense	(9)	(87)	(105)	(183)

Income from Continuing Operations	37	42	342	192

Discontinued Operations (Note 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax	47	40	97	91
Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	(327)	—	(755)	—
(Loss) Income from Discontinued Operations, net of tax	(280)	40	(658)	91

Net (Loss) Income	(243)	82	(316)	283

Net Loss Attributable to Noncontrolling Interests	117	50	211	4

Net (Loss) Income Attributable to Kinder Morgan, Inc.	$(126)	$132	$(105)	$287

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (continued) (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Class P Shares
Basic (Loss) Earnings Per Common Share From Continuing Operations	$(0.11)	$0.18	$0.09	$0.29
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.04)	0.01	(0.23)	0.02
Total Basic (Loss) Earnings Per Common Share	$(0.15)	$0.19	$(0.14)	$0.31
Class A Shares
Basic (Loss) Earnings Per Common Share From Continuing Operations	$(0.13)	$0.16	$0.05	$0.27
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.04)	0.01	(0.23)	0.02
Total Basic (Loss) Earnings Per Common Share	$(0.17)	$0.17	$(0.18)	$0.29
Basic Weighted-Average Number of Shares Outstanding
Class P Shares	320	111	245	111
Class A Shares	522	596	529	596
Class P Shares
Diluted (Loss) Earnings Per Common Share From Continuing Operations	$(0.11)	$0.18	$0.09	$0.29
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.04)	0.01	(0.23)	0.02
Total Diluted (Loss) Earnings Per Common Share	$(0.15)	$0.19	$(0.14)	$0.31
Class A Shares
Diluted (Loss) Earnings Per Common Share From Continuing Operations	$(0.13)	$0.16	$0.05	$0.27
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.04)	0.01	(0.23)	0.02
Total Diluted (Loss) Earnings Per Common Share	$(0.17)	$0.17	$(0.18)	$0.29
Diluted Weighted-Average Number of Shares Outstanding
Class P Shares	843	707	776	707
Class A Shares	522	596	529	596
Dividends Per Common Share Declared	$0.35	$0.30	$0.67	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Kinder Morgan, Inc.
Net (loss) income	$(126)	$132	$(105)	$287
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(56), $(31), $(34) and $17, respectively)	89	51	55	(30)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $3, $(14), $(3) and $(22), respectively)	(3)	25	6	38
Foreign currency translation adjustments (net of tax benefit (expense) of $7, $(2), $- and $(11), respectively)	(13)	3	(1)	19
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(8), $-, $(8) and $2, respectively)	13	—	13	(4)
Total other comprehensive income	86	79	73	23
Total comprehensive (loss) income	(40)	211	(32)	310

Noncontrolling Interests
Net loss	(117)	(50)	(211)	(4)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(15), $(9), $(10) and $5, respectively)	139	75	87	(45)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $-, $(4), $(1) and $(7), respectively)	(5)	39	9	64
Foreign currency translation adjustments (net of tax benefit (expense) of $2, $-, $- and $(3), respectively)	(18)	5	(1)	28
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $- and $1, respectively)	—	—	—	(6)
Total other comprehensive income	116	119	95	41
Total comprehensive (loss) income	(1)	69	(116)	37

Total
Net (loss) income	(243)	82	(316)	283
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(71), $(40), $(44) and $22, respectively)	228	126	142	(75)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $3, $(18), $(4) and $(29), respectively)	(8)	64	15	102
Foreign currency translation adjustments (net of tax benefit (expense) of $9, $(2), $- and $(14), respectively)	(31)	8	(2)	47
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(8), $-, $(8) and $3, respectively)	13	—	13	(10)
Total other comprehensive income	202	198	168	64
Total comprehensive (loss) income	$(41)	$280	$(148)	$347

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions, Except Share and Per Share Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI (Note 13)	$106	$2
Cash and cash equivalents – KMP and EPB (Note 13)	569	409
Restricted deposits	53	34
Accounts, notes and interest receivable, net	1,275	914
Inventories	313	110
Gas in underground storage	48	62
Fair value of derivative contracts	161	72
Assets held for sale	2,019	—
Other current assets	787	60
Total current assets	5,331	1,663

Property, plant and equipment, net (Note 13)	30,613	17,926
Investments (Note 13)	6,114	3,744
Notes receivable	187	165
Goodwill (Note 13)	23,453	5,074
Other intangibles, net	1,142	1,185
Fair value of derivative contracts	793	698
Deferred charges and other assets	1,942	262
Total Assets	$69,575	$30,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI (Note 13)	$2,209	$1,261
Current portion of debt – KMP and EPB (Note 13)	1,062	1,638
Cash book overdrafts	28	23
Accounts payable	947	728
Accrued interest	516	330
Accrued taxes	182	38
Deferred revenues	109	100
Fair value of derivative contracts	178	121
Accrued other current liabilities	901	290
Total current liabilities	6,132	4,529

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 13)	14,262	1,978
Outstanding – KMP and EPB (Note 13)	16,691	11,159
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,780	1,119
Total long-term debt	33,833	14,356
Deferred income taxes	3,627	2,199
Fair value of derivative contracts	201	39
Other long-term liabilities and deferred credits	2,592	1,026
Total long-term liabilities and deferred credits	40,253	17,620
Total Liabilities	$46,385	$22,149

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (Dollars in Millions, Except Share and Per Share Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 566,930,953 and 170,921,140 shares, respectively, issued and outstanding	$5	$2
Class A shares, $0.01 par value, 707,000,000 shares authorized, 470,043,494 and 535,972,387 shares, respectively, issued and outstanding	5	5
Class B shares, $0.01 par value, 100,000,000 shares authorized, 93,579,094 and 94,132,596 shares, respectively, issued and outstanding	1	1
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,317,228 and 2,318,258 shares, respectively, issued and outstanding	—	—
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,807	3,431
Retained deficit	(556)	(3)
Accumulated other comprehensive loss	(42)	(115)
Total Kinder Morgan, Inc.’s stockholders’ equity	14,220	3,321
Noncontrolling interests	8,970	5,247
Total Stockholders’ Equity	23,190	8,568
Total Liabilities and Stockholders’ Equity	$69,575	$30,717

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(316)	$283
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	755	—
Non-cash compensation expense on settlement of EP stock awards	87	—
Depreciation, depletion and amortization	614	520
Deferred income taxes	(79)	24
Amortization of excess cost of equity investments	4	3
Earnings from equity investments	(179)	(144)
Distributions from equity investments	168	136
Proceeds from termination of interest rate swap agreements	53	—
Pension contributions in excess of expense	(13)	—
Changes in components of working capital, net of effects of acquisition
Accounts receivable	(95)	56
Inventories	(91)	12
Other current assets	2	(80)
Accounts payable	(1)	10
Cash book overdrafts	5	(14)
Accrued interest	(22)	8
Accrued taxes	24	10
Accrued liabilities	82	3
Rate reparations, refunds and other litigation reserve adjustments	20	102
Other, net	(5)	25
Net Cash Provided by Operating Activities	1,013	954

Cash Flows From Investing Activities
Acquisition of El Paso (net of $6,581 cash acquired)	(4,970)	—
Acquisitions of assets and investments	(30)	(110)
Repayments from related party	20	—
Capital expenditures	(817)	(540)
Sale or casualty of property, plant and equipment, and other net assets, net of removal costs	32	17
(Investments in) proceeds from margin and restricted deposits	(16)	43
Contributions to investments	(101)	(60)
Distributions from equity investments in excess of cumulative earnings	113	131
Refined products, natural gas liquids and transmix line-fill	(21)	—
Net Cash Used in Investing Activities	$(5,790)	$(519)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In Millions) (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows From Financing Activities
Issuance of debt - KMI	$6,795	$1,461
Payment of debt - KMI	(1,112)	(1,815)
Issuance of debt - KMP and EPB	3,438	3,515
Payment of debt - KMP and EPB	(3,197)	(3,641)
Debt issue costs	(93)	(9)
Cash dividends	(446)	(345)
Repurchase of warrants	(110)	—
Contributions from noncontrolling interests	285	709
Distributions to noncontrolling interests	(513)	(462)
Other, net	(4)	1
Net Cash Provided by (Used in) Financing Activities	5,043	(586)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2)	3

Net Increase (Decrease) in Cash and Cash Equivalents	264	(148)
Cash and Cash Equivalents, beginning of period	411	502
Cash and Cash Equivalents, end of period	$675	$354

Noncash Investing and Financing Activities
Net assets and liabilities acquired by the issuance of shares and warrants	$11,464	$—
Assets acquired by the assumption or incurrence of liabilities	$—	$10
Assets acquired or liabilities settled by contributions from noncontrolling interests	$296	$24
Contribution of net assets to investments	$—	$8
Sale of investment ownership interest in exchange for note	$—	$4
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$488	$340
Net cash paid during the period for income taxes	$189	$161

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the third largest energy company in North America with a combined enterprise value of approximately $100 billion and unless the context requires otherwise, references to “we,” “us,” “our,” or “KMI” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. We own an interest in or operate approximately 75,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, gasoline, crude oil, CO2 and other products, and our terminals store petroleum products and chemicals and handle such products as ethanol, coal, petroleum coke and steel.

Effective on May 25, 2012, we completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as "EP." As a result, we own a 43.5% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as "EPB," as well as certain natural gas pipeline assets.

In connection with our acquisition of EP, we issued approximately 330 million shares of common stock and approximately 505 million warrants to purchase our common stock and paid approximately $11.6 billion in cash to former EP stockholders and equity award holders. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017 (see Notes 2 and 4).

We also own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to as "KMP," one of the largest publicly-traded pipeline limited partnerships in America.

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc.  Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc. (KMK).  On February 29, 2011, KMK was merged into KMI.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering. Our common stock trades on the New York Stock Exchange under the symbol “KMI.”

Kinder Morgan Management, LLC, referred to as “KMR,” is a publicly-traded Delaware limited liability company.  Kinder Morgan G.P., Inc., the general partner of KMP and a wholly-owned subsidiary of ours, owns all of KMR’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of Kinder Morgan G.P., Inc.’s power and authority to manage and control the business and affairs of KMP, subject to Kinder Morgan G.P., Inc.’s right to approve certain transactions.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification, the single source of generally accepted accounting principles in the United States of America (GAAP) and referred to in this report as the Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011 (Form 10-K) and in our Current Report on Form 8-K filed May 4, 2012.

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries as well as the accounts of KMP, EPB and KMR.  Investments in jointly-owned operations in which we hold a 50% or less

Kinder Morgan, Inc. Form 10-Q

interest (other than KMP, EPB and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Notwithstanding the consolidation of KMP and EPB, and their subsidiaries, into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and EPB, and/or their subsidiaries, and vice versa, except as discussed in the following paragraph.  Responsibility for payments of obligations reflected in our or KMP’s, or EPB's, financial statements is a legal determination based on the entity that incurs the liability.

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $734 million of its debt. In conjunction with our EP acquisition, we have agreed to indemnify EPB with respect to $470 million of its debt. We would be obligated to perform under these indemnities only if KMP’s or EPB's assets were unable to satisfy its obligations.

Following our March 15, 2012 announcement of our intention to sell the assets that comprise KMP’s FTC Natural Gas Pipelines disposal group (described in Note 2) in order to receive regulatory approval for our EP acquisition, we accounted for the disposal group as discontinued operations in accordance with the provisions of the “Presentation of Financial Statements—Discontinued Operations” Topic of the Codification.  Accordingly, we (i) reclassified and excluded KMP’s FTC Natural Gas Pipelines disposal group’s results of operations from our results of continuing operations and reported the disposal group’s results of operations separately as “Income from operations of KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax” within the discontinued operations section of our accompanying consolidated statements of income for all periods presented; (ii) separately reported a “Loss on remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statements of income for the three and six months ended June 30, 2012; and (iii) reclassified and reported the disposal group’s combined assets separately as “Assets held for sale” in our accompanying consolidated balance sheet as of June 30, 2012.  Because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of June 30, 2012.  In addition, we did not elect to present separately the operating, investing and financing cash flows related to the disposal group in our accompanying consolidated statements of cash flows. For more information about the discontinued operations of KMP's FTC Natural Gas Pipelines disposal group, see Note 2.

We evaluate goodwill for impairment on May 31 of each year. For this purpose, on May 31, 2012, we had six reporting units as follows: (i) Products Pipelines-KMP (excluding associated terminals); (ii) Products Pipelines Terminals-KMP (evaluated separately from Products Pipelines for goodwill purposes); (iii) CO2; (iv) Terminals-KMP; (v) Kinder Morgan Canada-KMP; and (vi) Natural Gas Pipelines. There were no impairment charges resulting from our May 31, 2012 impairment testing, and no event indicating an impairment has occurred subsequent to that date.
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

For the Class P diluted per share computations, total net income attributable to Kinder Morgan, Inc. is divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.  This includes the Class P shares into which the investor retained stock is convertible.  The number of Class P shares on a fully-converted basis is the same before and after any conversion of our investor retained stock.  Each time one Class P share is issued upon conversion of investor retained stock, the number of Class P shares goes up by one, and the number of Class P shares into which the investor retained stock is convertible goes down by one.  Accordingly, there is no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares does not impact the number of Class P shares on a fully-converted basis.  Commencing with the acquisition of EP, dilutive potential shares also include the Class P shares issuable in connection with the warrants (see Note 4) and the trust preferred securities (see Note 3).  For the three and six months ended June 30, 2012, our warrants and convertible trust preferred securities were antidilutive and, accordingly, were excluded from the determination of diluted earnings per share.

As no securities are convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares are the same.

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2012, three months ended June 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through June 30, 2011 (in millions, except per share amounts):

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30, 2012
	(Loss) Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$37
Less: income from continuing operations attributable to noncontrolling interests				(128)
Loss from continuing operations attributable to KMI				(91)
Dividends declared during period	$86	$128	$12	(226)
Excess distributions over earnings	(121)	(196)	—	$(317)
(Loss) income from continuing operations attributable to shareholders	$(35)	$(68)	$12	$(91)
Basic loss per share from continuing operations
Basic weighted-average number of shares outstanding	320	522	N/A
Basic loss per common share from continuing operations(b)	$(0.11)	$(0.13)	N/A
Diluted loss per share from continuing operations
Loss from continuing operations attributable to shareholders and assumed conversions(c)	$(91)	$(68)	N/A
Diluted weighted-average number of shares	843	522	N/A
Diluted loss per common share from continuing operations(b)	$(0.11)	$(0.13)	N/A

	Six Months Ended June 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$342
Less: income from continuing operations attributable to noncontrolling interests				(272)
Income from continuing operations attributable to KMI				70
Dividends declared during period	$141	$280	$25	(446)
Excess distributions over earnings	(119)	(256)	(1)	$(376)
Income from continuing operations attributable to shareholders	$22	$24	$24	$70
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	245	529	N/A
Basic earnings per common share from continuing operations(b)	$0.09	$0.05	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$70	$24	N/A
Diluted weighted-average number of shares	776	529	N/A
Diluted earnings per common share from continuing operations(b)	$0.09	$0.05	N/A

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30, 2011
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$42
Less: loss from continuing operations attributable to noncontrolling interests				85
Income from continuing operations attributable to KMI				127
Dividends declared during period	$16	$71	$12	(99)
Remaining undistributed earnings	4	24	—	$28
Income from continuing operations attributable to shareholders	$20	$95	$12	$127
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	111	596	N/A
Basic earnings per common share from continuing operations(b)	$0.18	$0.16	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$127	$95	N/A
Diluted weighted-average number of shares	707	596	N/A
Diluted earnings per common share from continuing operations(b)	$0.18	$0.16	N/A

	February 11. 2011 through June 30, 2011
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations for the six months ended June 30, 2011				$192
Less: loss from continuing operations attributable to noncontrolling interests for the six months ended June 30, 2011				83
Income from continuing operations attributable to KMI				275
Less: income from continuing operations attributable to KMI members prior to incorporation				(67)
Income from continuing operations attributable to shareholders				208
Dividends declared during period	$16	$71	$12	(99)
Remaining undistributed earnings	17	92	—	$109
Income from continuing operations attributable to shareholders	$33	$163	$12	$208
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding(d)	111	596	N/A
Basic earnings per common share from continuing operations(b)	$0.29	$0.27	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$208	$163	N/A
Diluted weighted-average number of shares(d)	707	596	N/A
Diluted earnings per common share from continuing operations(b)	$0.29	$0.27	N/A

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of total basic and diluted earnings per share for the three and six months ended June 30, 2012, three months ended June 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through June 30, 2011 (in millions, except per share amounts):

	Three Months Ended June 30, 2012
	Net (Loss) Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net loss attributable to KMI				$(126)
Dividends declared during period	$86	$128	$12	(226)
Excess distributions over earnings	(134)	(218)	—	$(352)
Net (loss) income attributable to shareholders	$(48)	$(90)	$12	$(126)
Basic earnings per share
Basic weighted-average number of shares outstanding	320	522	N/A
Basic loss per common share(b)	$(0.15)	$(0.17)	N/A
Diluted loss per share
Net loss attributable to shareholders and assumed conversions(c)	$(126)	$(90)	N/A
Diluted weighted-average number of shares	843	522	N/A
Diluted loss per common share(b)	$(0.15)	$(0.17)	N/A

	Six Months Ended June 30, 2012
	Net (Loss) Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net loss attributable to KMI				$(105)
Dividends declared during period	$141	$280	$25	(446)
Excess distributions over earnings	(175)	(375)	(1)	$(551)
Net (loss) income attributable to shareholders	$(34)	$(95)	$24	$(105)
Basic loss per share
Basic weighted-average number of shares outstanding	245	529	N/A
Basic loss per common share(b)	$(0.14)	$(0.18)	N/A
Diluted earnings per share
Net loss attributable to shareholders and assumed conversions(c)	$(105)	$(95)	N/A
Diluted weighted-average number of shares	776	529	N/A
Diluted loss per common share(b)	$(0.14)	$(0.18)	N/A

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$132
Dividends declared during period	$16	$71	$12	(99)
Remaining undistributed earnings	5	28	—	$33
Net income attributable to shareholders	$21	$99	$12	$132
Basic earnings per share
Basic weighted-average number of shares outstanding	111	596	N/A
Basic earnings per common share(b)	$0.19	$0.17	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$132	$99	N/A
Diluted weighted-average number of shares	707	596	N/A
Diluted earnings per common share(b)	$0.19	$0.17	N/A

	February 11, 2011 through June 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the six months ended June 30, 2011				$287
Less: income attributable to KMI members prior to incorporation				(71)
Net income attributable to shareholders				216
Dividends declared during period	$16	$71	$12	(99)
Remaining undistributed earnings	18	99	—	$117
Net income attributable to shareholders	$34	$170	$12	$216
Basic earnings per share
Basic weighted-average number of shares outstanding(d)	111	596	N/A
Basic earnings per common share(b)	0.31	0.29	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$216	$170	N/A
Diluted weighted-average number of shares(d)	707	596	N/A
Diluted earnings per common share(b)	$0.31	$0.29	N/A
______________

(a)
Participating securities include Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contain rights to dividends.  As of June 30, 2011, our Class B and Class C shares were not entitled to participate in our earnings, losses or distributions in accordance with the terms of our shareholder agreement as necessary performance conditions had not been satisfied.  As a result, no earnings in excess of dividends received were allocated to the Class B and Class C shares in our determination of basic and diluted earnings per share for the period February 11, 2011 through June 30, 2011.

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

Kinder Morgan, Inc. Form 10-Q

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

2.  Acquisitions and Divestiture

KMI Acquisition of El Paso Corporation

Effective on May 25, 2012, we acquired all of the outstanding shares of EP for an aggregate consideration of approximately $23 billion. In total, EP shareholders received $11.6 billion in cash, 330 million KMI Class P shares with a fair value of $10.6 billion as of May 24, 2012 and 505 million KMI warrants with a fair value of $863 million as of May 24, 2012. The warrants have an exercise price of $40 per share and a 5-year term.
Together EP and EPB (EPC) offer natural gas transmission services to a range of customers, including natural gas producers, marketers and end-users, as well as other natural gas transmission, distribution and electric generation companies. The pipelines group of EP and EPB is the nation's largest interstate natural gas pipeline franchise, transporting natural gas through interstate natural gas pipelines that connect the nation's principal supply regions to its major consuming regions (the Gulf Coast, California, the northeast, the southwest and the southeast). The pipelines business also includes storage and liquefied natural gas terminalling facilities. EPC owns and operates approximately 44,000 miles of natural gas pipelines that connect the nation's principal natural gas supply regions to five major consuming regions in the United States (the Gulf Coast, California, the northeast, the southwest and the southeast). EPC also has access to systems in Canada and Mexico. EPC owns three underground natural gas storage facilities and two LNG receiving terminals, which provide approximately 240 Bcf of storage capacity and 3.3 Bcf/d of peak send out capacity, respectively.
We accounted for the EP Merger using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet presented as of June 30, 2012 reflects the preliminary purchase price allocations based on available information. Management is reviewing the valuation and confirming results to determine the final purchase price allocation, which is expected to be completed in the fourth quarter of 2012. On May 24, 2012, EP sold its subsidiary, EP Energy, which consisted of EP's exploration and production business for $7.2 billion. Accordingly, the assets and liabilities of EP Energy are not included in the purchase price allocation table below and the net sale proceeds were used to pay off the holders of EP Energy's $961 million long-term debt, and the remaining $6.2 billion (included in “Current assets” in the table below) was used to pay for a portion of the $11.6 billion cash portion of the purchase price. EP's net operating loss carryforwards are expected to significantly offset the cash taxes associated with the sale of EP Energy.
The following is the purchase price for EP (in millions, except per share and per warrant amounts):

Cash portion of purchase price	$11,551

Total KMI Class P shares issued	330
KMI Class P share price as of May 24, 2012	$32.11
Fair value of KMI Class P shares portion of purchase price	$10,601

Total KMI warrants issued	505
KMI warrant fair value per warrant as of May 24, 2012	$1.71
Fair value of KMI warrants portion of purchase price	$863
Total consideration paid (excluding debt assumed)	23,015
Less: EP share based awards expensed in the 37 day period after May 25, 2012	(87)

Total Purchase Price	$22,928

Kinder Morgan, Inc. Form 10-Q

The preliminary allocation of the purchase price is as follows (in millions):

Purchase Price Allocation:
Current assets	$7,175
Goodwill (a)	18,382
Investments (b)	4,201
Property, plant and equipment, net (c)	12,931
Deferred charges and other assets (d)	1,506
Current liabilities	(1,426)
Deferred income taxes (e)	(869)
Other deferred credits	(1,716)
Long-term debt (f)	(13,459)
Net assets acquired	26,725
Less: Fair value of noncontrolling interests (g)	(3,797)
Total Purchase Price	$22,928

(a) Goodwill includes a purchase price allocation adjustment of $18.4 billion, which represents the excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed. Goodwill was recognized in the Natural Gas Pipelines reporting segment. Goodwill is not amortized and is not deductible for tax purposes, but is subject to an impairment test annually and when other impairment conditions arise.
(b) Investments were recorded at their estimated fair market value, which resulted in a purchase price allocation adjustment of $1.8 billion primarily associated with EP's equity investments in Citrus, El Paso Midstream Investment Company, LLC, Ruby Pipeline Holding Company, LLC and Gulf LNG Holdings Group, LLC.
(c) Property, plant and equipment includes a $2.1 billion reduction to record EP's regulated businesses at their regulatory value in conformity with our accounting policy.
(d) Deferred charges and other assets include a purchase price allocation adjustment of $1.0 billion to record a regulatory offset to the fair value of debt purchase price allocation adjustment described in footnote (f) below.
(e) Deferred income taxes include a purchase price allocation reduction adjustment of $211 million (net) which primarily consisted of an adjustments to reduce deferred tax liabilities associated with the tax effects of purchase price allocation adjustments described herein, partially offset by adjustments to EP's equity investment in Citrus using our statutory federal and state tax rate of 37%.
(f) EP's debt assumed in the acquisition was recorded at its fair market value resulting in a $1.7 billion purchase price allocation adjustment.
(g) Represents the fair value of noncontrolling interests associated with EP's investment in EPB. The amount assigned in the purchase price allocation process was based on the 117 million EPB common units outstanding to the public as of May 24, 2012 and valued at EPB's May 24, 2012 closing price of $32.37 per common unit.

Pro Forma Statements of Income
The following unaudited pro forma condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011 are presented as if the EP acquisition had been completed on January 1, 2011. The pro forma condensed consolidated statements of income are not necessarily indicative of what the actual results of operations or financial position of KMI would have been if the transactions had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations or financial position of KMI for any future periods or as of any date. The pro forma condensed consolidated statements of income do not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements. The following pro forma information is in millions, except per share amounts.

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$2,575	$2,646	$5,200	$5,309
(Loss) income from continuing operations	$(245)	$208	$179	$518
Income from discontinued operations	$1,767	$215	$1,410	$238
Net income attributable to Kinder Morgan, Inc.	$1,606	$396	$1,701	$606
Class P shares
Basic earnings per common share	$1.55	$0.38	$1.64	$0.58
Diluted earnings per common share	$1.55	$0.38	$1.64	$0.58
Class A shares
Basic earnings per common share	$1.52	$0.36	$1.59	$0.56
Diluted earnings per common share	$1.52	$0.36	$1.59	$0.56
__________
The pro forma condensed statements of income include adjustments to:

•	include the results of EP for all periods presented;

•
include the results of discontinued operations from (i) EP Energy and (ii) KMP’s FTC Natural Gas Pipelines disposal group (see below) including (i) a $2 billion gain (net of income taxes) on the sale of EP Energy for the three and six months ended June 30, 2012 and (ii) $327 million and $755 million of losses (net of income taxes) on the remeasurement of the FTC Natural Gas Pipelines disposal group for the three and six months ended June 30, 2012, respectively;

•	include incremental interest expense related to financing the transactions;

•	include incremental depreciation and amortization expense on assets and liabilities that were revalued as part of the purchase price allocation;

•	reflect income taxes for the above adjustments at our effective income tax rate; and

•	reflect the increase in KMI Class P shares outstanding.

During the 37-day period from May 25, 2012 to June 30, 2012, EP and its subsidiaries contributed revenues of $295 million and loss from continuing operations before income taxes of $120 million, which included $217 million of pre-tax expenses associated with the EP acquisition, and EP Energy sale (further described below), to our consolidated results for the three and six months ended June 30, 2012.

Expenses Related to the EP Acquisition

During the six months ended June 30, 2012, we incurred $394 million of pre-tax expenses associated with the EP acquisition, and EP Energy sale, including (i) $149 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $90 million for legal fees and reserves.

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 1 “General-Basis of Presentation,” in March 2012, we began accounting for KMP's FTC Natural Gas Pipelines disposal group as discontinued operations. We had previously remeasured the disposal group in the first quarter of 2012 to reflect our initial assessment of its fair value as a result of the FTC mandated sale requirement. Based on additional information gained in the sale process, we have recognized an additional adjustment in the current quarter for a combined $755 million non-cash loss. We reported this loss amount separately as “Loss on remeasurement of KMP's FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income for the six months ended June 30, 2012. We also reclassified the fair value of the disposal group's assets as “assets held for sale” in our accompanying consolidated balance sheet as of June 30, 2012 (because the disposal group's combined liabilities were not material to our consolidated balance sheet as of June 30, 2012, we included the disposal group's liabilities within “Accrued other current liabilities”). “Assets held for sale” are primarily comprised of property, plant and equipment, and KMP's investment in the Rockies Express natural gas pipeline system. However, the terms upon which we will sell these assets

Kinder Morgan, Inc. Form 10-Q

are subject to negotiation and agreement with an as-yet undetermined third party.  As a result, our estimate of the fair value of the disposal group’s net assets may not reflect the price at which we ultimately agree to sell them.
Summarized financial information for KMP’s FTC Natural Gas Pipelines disposal group, before loss on remeasurement, is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues	$62	$82	$133	$158
Operating expenses	(34)	(56)	(71)	(94)
Depreciation and amortization	—	(6)	(7)	(12)
Earnings from equity investments	20	20	42	38
Interest income and other, net	—	—	1	1
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group	$48	$40	$98	$91
Drop-Down of EP Assets to KMP

On August 6, 2012, we announced that KMP had agreed to acquire from us (i) 100% of the outstanding equity interests in Tennessee Gas Pipeline Company, L.L.C. (TGP), which owns a 13,900-mile pipeline system that transports natural gas from Louisiana, the Gulf of Mexico and south Texas to the northeastern United States, and (ii) 50% of the outstanding equity interests in El Paso Natural Gas Company (EPNG), which owns a 10,200-mile pipeline system that transports natural gas from the San Juan, Permian and Anadarko basins to California, other western states, Texas and northern Mexico, in a transaction valued at approximately $6.22 billion (Drop-Down Transaction). The consideration includes cash of approximately $3.49 billion and the issuance to us of KMP's common units representing limited partner interests having an aggregate value of $387 million. KMP will also assume approximately $1.8 billion of debt at TGP and approximately $560 million of debt at EPNG, which represents 50% of the total debt of EPNG. The Drop-Down closed on August 13, 2012 and is effective August 1, 2012. Also, see Note 3, "Debt—Subsequent Events—Financing of the Drop-Down Transaction."

KMP Investment in El Paso Midstream Investment Company, LLC
Effective June 1, 2012, KMP acquired from an investment vehicle affiliated with Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, referred to as KKR) a 50% ownership interest in El Paso Midstream Investment Company, LLC (EP Midstream), a joint venture that owns (i) the Altamont natural gas gathering, processing and treating assets located in the Uinta Basin in Utah; and (ii) the Camino Real natural gas and oil gathering system located in the Eagle Ford shale formation in South Texas. KMP acquired its equity interest for an aggregate consideration of $289 million in common units (KMP issued 3,792,461 common units and determined each unit's value based on the $76.23 closing market price of the common units on the New York Stock Exchange on the June 4, 2012 issuance date).
We, through our EP acquisition, own the remaining 50% interest, and as a result we consolidate EP Midstream in the accompanying unaudited consolidated balance sheet as of June 30, 2012. For the period after the May 25, 2012 EP acquisition, EP Midstream's operating results are included in the Natural Gas Pipelines business segment.

3. Debt

The following table summarizes the net carrying value of our outstanding debt, excluding debt fair value adjustments (in millions):

	June 30, 2012	December 31, 2011
Current portion of debt(a)	$3,271	$2,899
Long-term portion of debt	31,053	13,237
Total debt outstanding(b)(c)	$34,324	$16,136

(a)	As of June 30, 2012 and December 31, 2011, includes (i) KMI credit facility borrowings of $920 million and $421 million, respectively,

Kinder Morgan, Inc. Form 10-Q

and (ii) KMP commercial paper borrowings of $446 million and $645 million, respectively. The June 30, 2012 amount also includes (i) $360 million outstanding under the 364-day bridge facility and (ii) $839 million in principal amount of KMI's 6.50% senior notes due September 1, 2012 and $500 million in principal amount of KMP’s 5.85% senior notes that mature September 15, 2012.

(b)
Excludes debt fair value adjustments of $2,780 million and $1,119 million as of June 30, 2012 and December 31, 2011, respectively. which are included in the caption "Debt fair value adjustments" on the accompanying consolidated balance sheets.

(c)	See Note 13 for a reconciliation of KMI's, KMP's and EPB's short-term and long-term debt balances.

During the six months ended June 30, 2012, we had the following changes in our financing obligations (in millions):

Debt Borrowings	Interest rate	Increase / (decrease)	Cash received / (paid)
Issuances and discount amortization
KMI:
EP Acquisition Debt:
Senior secured term loan credit facility, due May 24, 2015	variable	$5,000	$5,000
Secured term loan credit facility, due May 24, 2013	variable	375	375
Credit facility	variable	1,420	1,420
KMP and subsidiaries:
Senior notes due September 1, 2022	3.95%	998	998
Commercial paper	variable	2,440	2,440
Credit facility	variable	—	—
Discount amortization	various	1	—
EP and subsidiaries:
Debt assumed as of May 25, 2012 (see below)	various	12,178	—
El Paso Midstream Investment Company, LLC revolving credit facility	various	95	—
Total		$22,507	$10,233

Repayments and other
KMI:
Credit facility	variable	$(920)	$(920)
Secured term loan credit facility, due May 24, 2013	variable	(15)	(15)
KMP and subsidiaries:
Senior notes due March 15, 2012	7.125%	(450)	(450)
Commercial paper	variable	(2,638)	(2,638)
Other KMP Notes, due 2012 through 2014	various	(15)	(5)
EP and subsidiaries (after May 25, 2012):
EP Holdco senior notes due 2012	various	(176)	(176)
Cheyenne Plains Gas Pipeline Company, LLC term loan due 2015	variable	(4)	(4)
EPB credit facility	variable	(100)	(100)
Other	various	(1)	(1)
Total		$(4,319)	$(4,309)

KMI

EP Acquisition Debt

On February 10, 2012, KMI entered into the following agreements which were effected with the May 25, 2012 acquisition of EP: (i) an amendment to its existing $1.0 billion revolving credit facility to, among other things, permit the EP acquisition, to

Kinder Morgan, Inc. Form 10-Q

fund, in part, the transactions and related costs and expenses, and to provide for ongoing working capital and for other general corporate purposes; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under the existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement (Acquisition Credit Facility) containing a 364-day bridge facility and a $5.0 billion 3-year term loan facility, the proceeds of which were used to finance a portion of the cash consideration and related fees and expenses paid in connection with the EP acquisition.

The amended and restated credit facility provides that the $1.75 billion revolver will bear interest, at KMI's option, at either (i) the adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin per annum varying from 2.50% per annum to 4.25% per annum depending on the publicly announced debt ratings for senior secured non-credit enhanced long-term indebtedness for borrowed money of KMI or (ii) an alternate base rate plus an applicable margin varying from 1.50% per annum to 3.25% per annum depending on debt ratings of KMI. The amended and restated credit facility matures on May 30, 2013.

KMI's $1.75 billion revolving credit facility included the following restrictive covenants as of June 30, 2012:

▪	certain limitations on indebtedness, including payments and amendments;

▪	certain limitations on entering into mergers, consolidations, sales of assets and investments;

▪	limitations on granting liens; and

▪	prohibitions on making any dividend to shareholders if an event of default exists or would exist upon making such dividend.
The Acquisition Credit Facility provides that:

▪
the bridge loans under the bridge facility will bear interest, at KMI's option, at either (i) adjusted LIBOR plus an applicable margin varying from 2.50% per annum to 4.25% per annum depending on certain debt ratings of KMI or (ii) an alternate base rate plus an applicable margin varying from 1.50% per annum to 3.25% per annum depending on certain debt ratings of KMI; and

▪
the term loans under the term loan facility will bear interest, at KMI's option, at either (i) adjusted LIBOR plus an applicable margin varying from 3.00% per annum to 4.75% per annum depending on certain debt ratings of KMI, or (ii) an alternate base rate plus an applicable margin varying from 2.00% per annum to 3.75% per annum depending on certain debt ratings of KMI.

As of June 30, 2012, the amount available for borrowing under the KMI’s $1.75 billion senior secured credit facility was reduced by a combined amount of $993 million consisting of (i) $920 million in borrowings outstanding under its credit facility; and (ii) $73 million in seventeen letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

KMP

As of June 30, 2012, KMP had approximately $1.5 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility. As of June 30, 2012, the amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $672 million, consisting of $446 million of commercial paper borrowings and $226 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $86 million in three letters of credit that support tax-exempt bonds; (iii) a $12 million letter of credit that supports debt securities issued by the Express pipeline system; (iv) an $11 million letter of credit that supports KMP’s indemnification obligations on the Series D note borrowings of Cortez Capital Corporation; and (v) a combined $17 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

On March 14, 2012, KMP completed a public offering of $1.0 billion in principal amount of 3.95% senior notes due September 1, 2022. KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $994 million, and used the proceeds both to repay its $450 million 7.125% senior notes that matured on March 15, 2012 and to reduce the borrowings under its commercial paper program.

Kinder Morgan, Inc. Form 10-Q

Subsequent Events - Financing of the Drop-Down Transaction

On August 6, 2012, KMP entered into a Credit Agreement (the “Credit Agreement”), as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and a syndicate of other lenders. The Credit Agreement provides for a $2.0 billion credit facility with a term of six months that may be used to back commercial paper issuances and for other general partnership purposes, which included to pay a portion of the purchase price for the Drop-Down Transaction, see Note 2. KMP is required to prepay borrowings under the Credit Agreement with net proceeds from certain debt and equity issuances and from the expected sale of KMP's FTC Natural Gas Pipelines Disposal Group and such prepayments automatically will reduce the size of the credit facility. Borrowings under the Credit Agreement will bear interest, at KMP's election, based on LIBOR or the alternate base rate (the highest of the Administrative Agent's prime rate, the Federal Funds rate, or one month LIBOR plus 1%). The Credit Agreement includes financial and other covenants and events of default that are common in such agreements. The financial and other covenants under the Credit Agreement are comparable to those under KMP's existing revolving credit facility.

In addition to the above described Credit Agreement, on August 13, 2012, KMP completed a public offering of $1.25 billion in principal amount of senior notes in two separate series, consisting of $625 million of 3.45% notes due February 15, 2023, and $625 million of 5.00% notes due August 15, 2042. The net proceeds of approximately $1.24 billion were used to pay a portion of the purchase price for the Drop-Down Transaction, described in Note 2.

EPB

El Paso Pipeline Partners Operating Company, L.L.C.'s (EPPOC, the operating company of EPB) $1.0 billion revolving Credit Facility matures in May 2016, bears interest at LIBOR plus 1.75% and has an annual 0.30% commitment fee (this facility is referred to as "EPB credit facility"). This facility is only available to EPPOC and its subsidiaries and any borrowings are guaranteed by EPB and its designated subsidiaries. Amounts borrowed are non-recourse to EP or any other KMI subsidiary. Borrowing capacity is expandable to $1.5 billion for certain expansion projects and acquisitions. The facility requires that EPB and its wholly-owned subsidiary, Wyoming Interstate Company, LLC (WIC), maintain a consolidated leverage ratio (consolidated indebtedness to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as defined in the credit agreement as of the end of each quarter of less than 5.0 to 1.0 for any trailing four consecutive quarter period; and 5.5 to 1.0 for any such four quarter period during the three full fiscal quarters subsequent to the consummation of specified permitted acquisitions.

As of June 30, 2012, the amount available for borrowing under EPB’s $1.0 billion senior unsecured revolving credit facility was reduced by $520 million in credit facility borrowings.

Kinder Morgan, Inc. Form 10-Q

EP financing principal amounts outstanding and assumed on May 25, 2012 (in millions):

EP
Notes, 6.50% through 12.00%, due 2012 through 2037	$4,134
Revolving credit facility, variable, due 2014	98
El Paso Natural Gas Company
Notes, 5.95% through 8.625%, due 2017 through 2032	1,115
Tennessee Gas Pipeline Company
Notes, 7.00% through 8.375%, due 2016 through 2037	1,790
Other financing obligations
Capital Trust I, due 2028(a)	325
Other	3
Total EP	7,465
EPB
EPB credit facility, variable due 2016	620
Notes, 4.10% through 8.00%, due 2012 through 2040	1,916
Colorado Interstate Gas
Notes, 5.95% through 6.85%, due 2015 through 2037	475
Southern Natural Gas Company
Notes, 4.40% through 8.00%, due 2017 through 2032	1,211
Cheyenne Plains Investment Company
Term loan, variable, due 2015	176
Other	315
Total EPB	4,713
Total financing obligations	$12,178

(a)
Capital Trust I (Trust I), is a 100%-owned business trust that issued 6.5 million of 4.75% trust convertible preferred securities for $325 million. Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I's sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. EP provides a full and unconditional guarantee of Trust I's preferred securities. There are no significant restrictions on EP's ability to obtain funds from its subsidiaries by distribution, dividend or loan.

Trust I's preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75%, carry a liquidation value of $50 per security plus accrued and unpaid distributions and are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of Kinder Morgan Class P common stock; (ii) $25.18 in cash without interest; and (iii) 1.100 warrants to purchase a share of Kinder Morgan Class P common stock. We have classified these securities as long-term debt and we have the right to redeem these securities at any time.

Kinder Morgan G.P., Inc. Preferred Shares

On February 20, 2012, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of January 31, 2012.  On May 18, 2012, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share to shareholders of record as of April 30, 2012. On July 18, 2012, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $20.825 per share payable on August 20, 2012 to shareholders of record as of July 31, 2012.

Kinder Morgan, Inc. Form 10-Q

4.  Stockholders’ Equity

Common Equity

Our Class P common stock is sometimes referred to herein as our “common stock,” and our Class A, Class B and Class C common stock is sometimes collectively referred to herein as our “investor retained stock.” For accounting purposes, both our Class P and our Class A shares are considered common stock, and our Class B and Class C shares are considered participating securities. For additional information regarding our common stock and our investor retained stock, see Note 10 “Stockholders' Equity” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.
The following table sets forth the changes in the outstanding shares during the six months ended June 30, 2012.

	Class P	Class A	Class B	Class C
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258
Shares issued for EP acquisition (see Note 2)	330,152,112	—	—	—
Shares converted	65,928,893	(65,928,893)	(553,502)	(1,030)
Shares canceled	(72,657)	—	—	—
Restricted shares vested	1,465	—	—	—
Balance at June 30, 2012	566,930,953	470,043,494	93,579,094	2,317,228

Dividends

On February 15, 2012, we paid a dividend of $0.31 per share for the fourth quarter of 2011 to shareholders of record as of January 31, 2012.  On May 16, 2012, we paid a dividend of $0.32 per share for the first quarter of 2012 to shareholders of record as of April 30, 2012. On July 18, 2012, our board of directors declared a dividend of $0.35 per share ($1.40 annualized) for the second quarter of 2012 payable on August 15, 2012, to shareholders of record as of July 31, 2012.

Warrants

As part of the consideration paid for the May 25, 2012 EP acquisition, we issued 505 million warrants that were valued at approximately $863 million as of May 24, 2012 (see Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation"). Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of the warrants. Subsequent to the EP acquisition and through June 30, 2012, we paid approximately $110 million to repurchase approximately 51 million warrants that were then canceled.

Changes in Equity

For each of the three and six months ended June 30, 2012 and 2011, changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive loss are summarized as follows (in millions):

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30, 2012
	Common Shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance at December 31, 2011	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Issuance of shares for EP acquisition	3	10,598			10,601		10,601
Issuance of warrants for EP acquisition		863			863		863
Acquisition of EP noncontrolling interests					—	3,797	3,797
Warrants repurchased		(110)			(110)		(110)
Amortization of restricted shares		6			6		6
Impact from equity transactions of KMP		19			19	(31)	(12)
Net Loss			(105)		(105)	(211)	(316)
Distributions					—	(513)	(513)
Contributions					—	586	586
Cash dividends			(446)		(446)		(446)
Other			(2)		(2)		(2)
Other comprehensive income				73	73	95	168
Ending Balance at June 30, 2012	$11	$14,807	$(556)	$(42)	$14,220	$8,970	$23,190

	Six Months Ended June 30, 2011
	KMI Members Equity	Common shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2010	$3,575	$—	$—	$—	$(136)	$3,439	$5,100	$8,539
Reclassification of equity upon the offering	(3,404)	8	3,396			—		—
Impact from equity transactions of KMP			21			21	(33)	(12)
A-1 and B unit amortization	4					4		4
Net Income (Loss)	71			216		287	(4)	283
Distributions						—	(462)	(462)
Contributions						—	733	733
Cash dividends	(246)			(99)		(345)		(345)
Other			(1)			(1)		(1)
Other comprehensive income					23	23	41	64
Ending Balance at June 30, 2011	$—	$8	$3,416	$117	$(113)	$3,428	$5,375	$8,803

Subsequent Event

Certain holders of our investor retained stock (the Selling Stockholders) are commencing an underwritten public offering (the Offering) of 58,000,000 shares of Class P common stock pursuant to an effective registration statement on Form S-3 (File No. 333-179812). The public offering price is $34.75 per share. The Offering is expected to close and settle on August 15, 2012. The

Kinder Morgan, Inc. Form 10-Q

Selling Stockholders intend to grant the underwriters a 30-day option to purchase up to 8,700,000 additional shares. Neither we nor our management is selling any shares of common stock in the Offering, and we will not receive any of the proceeds from the offering of shares by the Selling Stockholders.
Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	June 30, 2012	December 31, 2011
KMP	$3,157	$3,239
EPB	3,822	—
KMR	1,954	1,988
Other	37	20
	$8,970	$5,247

KMP

Contributions

On February 27, 2012, KMP entered into a third amended and restated equity distribution agreement with UBS Securities LLC (UBS) which increased the aggregate offering price of its common units to up to $1.9 billion (up from $1.2 billion). During the three and six months ended June 30, 2012, KMP issued 1,953,723 and 3,414,795, respectively, of its common units pursuant to its equity distribution agreement with UBS. KMP received net proceeds of $153 million and $277 million, respectively, from the issuance of these common units and used the proceeds to reduce the borrowings under its commercial paper program. For additional information regarding KMP's equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2011 Form 10-K.

On March 14, 2012, KMP issued 87,162 common units as part of its purchase price for the petroleum coke terminal assets it acquired from TGS Development, L.P.  KMP valued the common units at approximately $7 million, determining the units’ value based on the $83.87 closing market price of KMP’s common units on the New York Stock Exchange on March 14, 2012.

On June 4, 2012, KMP issued 3,792,461 common units as its purchase price for a 50% equity ownership interest in El Paso Midstream Investment Company, LLC it acquired from KKR. For more information about this acquisition, see Note 2 “Acquisitions and Divestiture—KMP Investment in El Paso Midstream Investment Company, LLC.”

The above equity issuances by KMP during the six months ended June 30, 2012 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $542 million; (ii) accumulated deferred income taxes by $12 million; and (iii) additional paid-in capital by $19 million.

Contributions Subsequent to June 30, 2012

In early July 2012, KMP issued 168,806 of its common units for the settlement of sales made on or before June 30, 2012 pursuant to its equity distribution agreement.  KMP received net proceeds of $13 million from the issuance of these 168,806 common units, and used the proceeds to reduce the borrowings under its commercial paper program.

Distributions

Distributions to our noncontrolling interests include distributions by KMP to its common unit holders.  On February 14, 2012, KMP paid a quarterly distribution of $1.16 per common unit for the quarterly period ended December 31, 2011, of which $251 million was paid to the public holders of KMP's common units. On May 15, 2012, KMP paid a quarterly distribution of $1.20 per common unit for the quarterly period ended March 31, 2012, of which $262 million was paid to the public holders of KMP’s common units.

Kinder Morgan, Inc. Form 10-Q

Distributions Subsequent to June 30, 2012

On July 18, 2012, KMP declared a cash distribution of $1.23 per unit for the quarterly period ended June 30, 2012.
The distribution will be paid on August 14, 2012 to KMP’s unitholders of record as of July 31, 2012.

EPB

As part of the EP acquisition (see Note 2, “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation”), we acquired $3,797 million of noncontrolling interests related to EPB.

Distributions Subsequent to June 30, 2012

On July 18, 2012, EPB's board of directors declared distributions of $0.55 per share ($2.20 annualized) for the second quarter of 2012 payable on August 14, 2012, to unitholders of record as of July 31, 2012.

KMR

KMR’s distributions are included in noncontrolling interests and are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  KMR has made share distributions totaling 3,068,120 shares in the six months ended June 30, 2012.

Distributions Subsequent to June 30, 2012

On July 18, 2012, KMR declared a share distribution of 0.015541 shares per outstanding share (1,578,616 total shares) payable on August 14, 2012 to shareholders of record as of July 31, 2012, based on the $1.23 per common unit distribution declared by KMP.

Contributions Subsequent to June 30, 2012

On August 13, 2012, KMR issued 8,800,000 shares, representing limited liability company interests in KMR, with a 30-day underwriters option to purchase up to an additional 1,320,000 KMR shares.

5.  Risk Management

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

As part of the El Paso acquisition (see Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation”), we acquired forward and swap contracts related to long-term natural gas and power. We have entered into offsetting positions that eliminate the price risks associated with our power contracts and substantially offset the fixed price exposure related to our natural gas supply contracts. None of these derivatives are designated as accounting hedges.

Energy Commodity Price Risk Management

As of June 30, 2012, KMI and KMP had entered into the following outstanding commodity forward contracts to hedge its forecast energy commodity purchases and sales:

Kinder Morgan, Inc. Form 10-Q

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(20.6)	million barrels
Natural gas fixed price	(31.4)	billion cubic feet
Natural gas basis	(32.0)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas basis	13.8	billion cubic feet

As of June 30, 2012, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2016.

Interest Rate Risk Management

As of June 30, 2012, KMI and KMP had combined notional principal amounts of $725 million and $5,525 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2012, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of June 30, 2012, EPB had a combined notional principal amount of $137 million of variable-to-fixed interest rate swap agreements, effectively converting the interest expense associated with certain debt instruments from a floating LIBOR interest rate to a fixed rate. All of EPB's swap agreements have termination dates that correspond to the maturity dates of the related debt instruments and, as of June 30, 2012, the maximum length of time over which it has hedged a portion of its exposure to variability in expected future cash flows attributable to interest rate risk is through March 31, 2015.

As of December 31, 2011, KMI and KMP had combined notional principal amounts of $725 million and $5,325 million, respectively, of fixed-to-variable interest rate swap agreements.  In March 2012, (i) KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting a portion of the interest expense associated with its 3.95% senior notes due September 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (ii) two separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $200 million and converting a portion of the interest expense associated with its 7.125% senior notes terminated upon the maturity of the associated notes. In addition, in June 2012, KMP terminated an existing fixed-to-variable interest rate swap agreement having a notional amount of $100 million and it received proceeds of $53 million from the early termination of this swap agreement.

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts ” in the respective sections of our accompanying consolidated balance sheets, or as of June 30, 2012 only, included within "Assets held for sale."  The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in millions):

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		June 30,	December 31,	June 30,	December 31,
		2012	2011	2012	2011
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Current-Fair value of derivative contracts	$109	$66	$(29)	$(116)
	Current-Assets held for Sale/ Accrued other current liabilities	3	—	—	—
	Non-current-Fair value of derivative contracts	87	39	(6)	(39)
Subtotal		199	105	(35)	(155)
Interest rate swap agreements - Fair value hedges	Current-Fair value of derivative contracts	1	3	—	—
	Non-current-Fair value of derivative contracts	689	659	—	—
Interest rate swap agreements - Cash flow hedges	Current-Fair value of derivative contracts	—	—	(6)	—
	Non-current-Fair value of derivative contracts	—	—	(7)	—
Subtotal		690	662	(13)	—
Total		889	767	(48)	(155)
Derivatives not designated as hedging contracts
Natural gas derivative contracts	Current-Fair value of derivative contracts	37	3	(60)	(5)
Subtotal		37	3	(60)	(5)
Power derivative contracts	Current-Fair value of derivative contracts	14	—	(83)	—
	Non-current-Fair value of derivative contracts	17	—	(188)	—
Subtotal		31	—	(271)	—
Total		68	3	(331)	(5)
Total derivatives		$957	$770	$(379)	$(160)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets, which also includes any unamortized portion of proceeds received from the early termination of interest rate swap agreements and associated purchase accounting adjustments (see Note 6, "Fair Value —Fair Value of Financial Instruments").  As of June 30, 2012 and December 31, 2011, this unamortized premium totaled $516 million and $489 million, respectively, and as of June 30, 2012, the weighted average amortization period for this premium was approximately 18 years.

Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of KMI, KMP and EPB’s derivative contracts on our accompanying consolidated statements of income for each of the three and six months ended June 30, 2012 and 2011 (in millions):

Kinder Morgan, Inc. Form 10-Q

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$196	$143	$81	$72
Total		$196	$143	$81	$72

Fixed rate debt	Interest expense	$(196)	$(143)	$(81)	$(72)
Total		$(196)	$(143)	$(81)	$(72)
__________

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$231	$126	Revenues-Natural gas sales	$1	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(2)	(64)	Revenues-Product sales and other	—	(2)
			Gas purchases and other costs of sales	9	—	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	(3)	$—	Interest expense	—	—	Interest Expense	—	—
Total	$228	$126	Total	$8	$(64)	Total	$—	$(2)

	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$145	$(75)	Revenues-Natural gas sales	$2	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(23)	(109)	Revenues-Product sales and other	(3)	2
			Gas purchases and other costs of sales	6	7	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	(3)	$—	Interest expense	—	—	Interest Expense	—	—
Total	$142	$(75)	Total	$(15)	$(102)	Total	$(3)	$2

Kinder Morgan, Inc. Form 10-Q

____________

(a)
We expect to reclassify an approximate $57 million gain associated with energy commodity price risk management activities, and included in our accumulated other comprehensive loss and noncontrolling interest balances as of June 30, 2012, into earnings during the next twelve months (when the associated forecast sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices. We also expect to reclassify an approximate $4 million loss associated with interest rate swap agreements and included in our Stockholders' Equity as of June 30, 2012 into earnings during the next twelve months.

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

For each of the three and six months ended June 30, 2012 and 2011, we recognized no material gain or loss in income from derivative contracts not designated as hedging contracts.

Credit Risks

We and our subsidiaries, KMP and EPB, have counterparty credit risk as a result of our use of financial derivative contracts.  Our counterparties consist primarily of financial institutions, major energy companies, natural gas and electric utilities, and local distribution companies.  This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions.

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

Our over-the-counter swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, most of which have investment grade credit ratings.  While we enter into derivative transactions principally with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

The maximum potential exposure to credit losses on derivative contracts as of June 30, 2012 was (in millions):

Asset position
Interest rate swap agreements	$690
Energy commodity derivative contracts	267
Gross exposure	957
Netting agreement impact	(89)
Cash collateral held	(9)
Net exposure	$859

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.   As of both June 30, 2012 and December 31, 2011, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.  As of June 30, 2012 and December 31, 2011, KMP’s counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $9 million and $10 million, respectively, and we reported these amounts within “Accrued other current liabilities” in our accompanying consolidated balance sheets. As of June 30, 2012, KMI had $300 million of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.  As of December 31, 2011, KMI did not have any outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power. As

Kinder Morgan, Inc. Form 10-Q

of June 30, 2012 and December 31, 2011, KMI had no margin deposits outstanding with counterparties associated with its energy commodity contract positions and over-the-counter swap agreements. As of June 30, 2012, EPB had no margin deposits or letters of credit associated with its financial derivative contracts.

KMP and KMI also have agreements with certain counterparties to its derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in its credit rating.  As of June 30, 2012, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), it would be required to post $2 million of incremental collateral. As of June 30, 2012, we estimate that if KMI's credit rating was downgraded one notch, KMI would be required to post $13 million of additional collateral to its counterparties.  If KMI was downgraded two notches, it would be required to post $18 million of incremental collateral.

6.  Fair Value

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

The three broad levels of inputs defined by the fair value hierarchy are as follows:

•	Level 1 Inputs—quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

•
Level 2 Inputs—inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability; and

•
Level 3 Inputs—unobservable inputs for the asset or liability.  These unobservable inputs reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances (which might include the reporting entity’s own data).

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of June 30, 2012 and December 31, 2011, based on the three levels established by the Codification (in millions).  The fair value measurements in the tables below do not include cash margin deposits made by our counterparties, which are reported within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2012
Energy commodity derivative contracts(a)	$267	$27	$187	$53
Interest rate swap agreements	$690	$—	$690	$—
As of December 31, 2011
Energy commodity derivative contracts(a)	$108	$34	$47	$27
Interest rate swap agreements	$662	$—	$662	$—

Kinder Morgan, Inc. Form 10-Q

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2012
Energy commodity derivative contracts(a)	$(366)	$(9)	$(84)	$(273)
Interest rate swap agreements	$(13)	$—	$(13)	$—
As of December 31, 2011
Energy commodity derivative contracts(a)	$(160)	$(15)	$(125)	$(20)
Interest rate swap agreements	$—	$—	$—	$—
__________

(a)
Level 1 consists primarily of NYMEX natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of West Texas Intermediate options and power derivative contracts.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and six months ended June 30, 2012 and 2011 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives-net asset (liability)
Beginning of Period	$(3)	$(3)	$7	$19
Total gains or (losses)
Included in earnings	(3)	3	(1)	3
Included in other comprehensive income	28	7	6	(16)
Purchases (a)	(246)	—	(243)	5
Settlements	4	—	11	(4)
End of Period	$(220)	$7	$(220)	$7
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(4)	$(4)	$(3)	$1
__________
(a) 2012 purchases include a net liability of $246 million of Level 3 energy commodity derivative contracts associated with the EP acquisition.

As of June 30, 2012, our West Texas Intermediate options and power-related derivatives were reported at fair value using Level 3 inputs due to such derivatives not having observable market prices.  Fair value of West Texas Intermediate options is determined using the Black Scholes option valuation methodology after giving consideration to a range of factors, including the price at which the option was acquired, local market conditions, implied volatility, and trading values on public exchanges. Power-related derivatives are primarily in the Pennsylvania-New Jersey-Maryland (PJM) markets and valued based upon price quotes from third-party service providers.

The significant unobservable input used in the fair value measurement of our West Texas Intermediate options is implied volatility.  Implied volatility of our West Texas Intermediate options is obtained from a third-party service provider.  As of June 30, 2012, this volatility ranged from 29% - 32% based on both historical market data and future estimates of market fluctuation.  The significant unobservable inputs used in the fair value measurement of our power-related derivatives are illiquid pricing points. As the delivery points in our power contracts are in an illiquid market and not actively traded, we adjust the PJM forward curves by the difference between the 12-month rolling average of actual settled prices at delivery points in the

Kinder Morgan, Inc. Form 10-Q

PJM East region. As of June 30, 2012, the adjusted prices over the contract term ranged from $24.14 per MW/h to $57.13 per MW/h. However, we have entered into offsetting positions that eliminate the price risks associated with our PJM power contracts. Significant increases (decreases) in these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance as of June 30, 2012 and December 31, 2011 (both short-term and long-term, but excluding debt fair value adjustments), is disclosed below (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$34,324	$37,607	$16,136	$17,616

Our accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011 include “Debt fair value adjustments” of $2,780 million and $1,119 million, respectively, representing fair value adjustments to our outstanding debt balances. These fair value adjustments included (i) increases to our debt balances of $1,206 million and $1,151 million at June 30, 2012 and December 31, 2011, respectively, associated with our interest rate swaps (see Note 5), and (ii) an increase of $1,574 million and a decrease of $32 million to our debt balances at June 30, 2012 and December 31, 2011, respectively, associated with purchase accounting on our debt balances.

7.  Reportable Segments

We divide our operations into the following reportable business segments.  These segments and their principal source of revenues are as follows:

•
Natural Gas Pipelines—for all periods presented in our financial statements this segment includes the sale, transport, processing, treating, storage and gathering of natural gas for KMP and equity earnings from our 20% interest in NGPL PipeCo LLC. Following our May 25, 2012 EP acquisition, this segment also includes the natural gas operations of EP, its subsidiaries (including EPB) and its equity investments;

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel and natural gas liquids;

•
CO2—KMP—the production and sale of crude oil from fields in the Permian Basin of West Texas and the transportation and marketing of carbon dioxide used as a flooding medium for recovering crude oil from mature oil fields;

•	Terminals—KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

•
Kinder Morgan Canada—KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States; and

•
Other—Following our May 25, 2012 EP acquisition, this segment primarily includes several physical natural gas contracts with power plants associated with EP's legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028.

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

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Natural Gas Pipelines(a)
Revenues from external customers	$1,000	$963	$1,794	$1,906
Products Pipelines–KMP
Revenues from external customers	331	228	554	453
CO2–KMP
Revenues from external customers	413	355	830	700
Terminals–KMP
Revenues from external customers	342	320	683	652
Intersegment revenues	1	—	1	—
Kinder Morgan Canada–KMP
Revenues from external customers	73	77	146	153
Other	(2)	—	(2)	—
Total segment revenues	2,158	1,943	4,006	3,864
Other revenues(b)	10	9	19	20
Less: Total intersegment revenues	(1)	—	(1)	—
Total consolidated revenues	$2,167	$1,952	$4,024	$3,884

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Natural Gas Pipelines(a)	$427	$138	$654	$311
Products Pipelines–KMP(d)	166	21	340	201
CO2–KMP	327	271	661	537
Terminals–KMP	195	171	381	345
Kinder Morgan Canada–KMP	52	54	102	102
Other	(5)	—	(5)	—
Total segment earnings before DD&A	1,162	655	2,133	1,496
Total segment depreciation, depletion and amortization	(333)	(258)	(607)	(508)
Total segment amortization of excess cost of investments	(2)	(2)	(4)	(3)
Other revenues	10	9	19	20
General and administrative expenses(e)	(501)	(110)	(630)	(290)
Unallocable interest and other, net of unallocable interest income(f)	(298)	(172)	(480)	(347)
Unallocable income tax expense	(1)	(80)	(89)	(176)
(Loss) income from discontinued operations, net of tax(g)	(280)	40	(658)	91
Total consolidated net (loss) income	$(243)	$82	$(316)	$283

Kinder Morgan, Inc. Form 10-Q

	June 30, 2012	December 31, 2011
Assets
Natural Gas Pipelines(a)	$46,823	$12,359
Products Pipelines–KMP	5,924	5,745
CO2–KMP	4,169	4,015
Terminals–KMP	5,487	5,272
Kinder Morgan Canada–KMP	1,804	1,827
Other	169	—
Total segment assets	64,376	29,218
Corporate assets(a)(h)	3,180	1,499
Assets held for sale(i)	2,019	—
Total consolidated assets	$69,575	$30,717
___________

(a)	See Note 2 "Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation."

(b)	Primarily represents NGPL PipeCo LLC fee revenues, see Note 8.

(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(d)	Three and six month 2011 amounts include a $165 million increase in expense associated with rate case liability adjustments.

(e)
Three and six month 2012 amounts include $374 million and $384 million, respectively, of pre-tax expenses associated with the EP acquisition and EP Energy sale, which primarily consists of (i) $149 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million and $90 million, respectively, for the three and six months ended June 30, 2012 for legal fees and reserves. 2011 six month amount includes (i) a $100 million (pre-tax) increase in special bonus expense (we paid the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders); (ii) an $11 million increase in expense associated with our initial public offering; and (iii) a reduction to expense for a $46 million private transaction litigation insurance reimbursement.

(f)	Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments.

(g)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax. Three and six month 2012 amounts include non-cash loss of $327 million and $755 million, respectively, from the remeasurement of net assets to fair value.

(h)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

(i)	Represents KMP’s FTC Natural Gas Pipelines disposal group and EP’s “Assets held for sale.”

8.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation Pipe Line Company. KMP owns a 51.17% equity interest in Plantation and its proportionate share of the outstanding principal amount of the note receivable was $50 million as of both June 30, 2012 and December 31, 2011.  The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016.  We included $1 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of both June 30, 2012 and December 31, 2011, and we included the remaining outstanding balance within “Notes receivable.”

Kinder Morgan, Inc. Form 10-Q

Express US Holdings LP

KMP owns a 33 1/3% equity ownership interest in the Express pipeline system.  KMP also holds a long-term investment in a C$114 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture (i) is denominated in Canadian dollars; (ii) is due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of June 30, 2012 and December 31, 2011, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $111 million and $112 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of June 30, 2012 and December 31, 2011, our related party receivables (other than notes receivable discussed above in “– Notes Receivable”) totaled $92 million and $44 million, respectively.  The June 30, 2012 and December 31, 2011 receivables amount consisted primarily of $89 million and $33 million, respectively, included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheets and primarily related to amounts due from Gulf LNG (an equity investment of EP) at June 30, 2012, and amounts due from the Express pipeline system and NGPL at December 31, 2011.

NGPL PipeCo LLC

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly-owned subsidiary of NGPL PipeCo LLC.  The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fee charge (Fee) for services provided under the O&R Agreement.  Effective January 1, 2011, the general and administrative expenses (G&A Costs) are determined in accordance with and as required by the terms of the O&R Agreement.  The Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $9 million and $18 million for the three and six months ended June 30, 2012, respectively, and $10 million and $20 million for the three and six months ended June 30, 2011, respectively.  Effective with the 2011 arbitration settlement, G&A Costs for calendar year 2012 are set at $35 million and will escalate by 2% for each of the calendar years 2013 and 2014.  Thereafter, the G&A Costs will be determined in accordance with the terms of the settlement agreement.

Derivative Counterparties

One of our investors, Goldman Sachs Capital Partners and certain of its affiliates (Goldman Sachs), remains a “related party” (as defined by GAAP) to us as of June 30, 2012 .  Goldman Sachs has also acted in the past, and may act in the future, as an underwriter for equity and/or debt issuances for us, KMP and KMR.

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

The following table summarizes the fair values of our energy commodity derivative contracts that are (i) associated with commodity price risk management activities with J. Aron & Company/Goldman Sachs and (ii) included within “Fair value of derivative contracts” on our accompanying consolidated balance sheets (in millions):

	June 30, 2012	December 31, 2011
Derivatives - asset (liability)
Current assets	$17	$9
Noncurrent assets	$28	$18
Current liabilities	$(14)	$(64)
Noncurrent liabilities	$(3)	$(10)

Kinder Morgan, Inc. Form 10-Q

For more information on our risk management activities see Note 5.

9.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense	$9	$87	$105	$183
Effective tax rate	19%	67%	23%	49%

Total tax expense for the six months ended June 30, 2012 is approximately $105 million resulting in an effective tax rate of 23% for continuing operations, as compared with $183 million tax expense and an effective tax rate of 49% for the same period of 2011. The effective tax rate for the six months ended June 30, 2012 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's and EPB's income tax provisions; (ii) dividend-received deductions from our 20% investment in NGPL and 50% investment in Florida Gas Pipeline (Citrus); (iii) the adjustment to the deferred tax liability related to KMI's investment in KMR; and (iv) the tax impact of recording of a deferred tax asset related to our state net operating losses. These decreases are partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the acquisition of EP; (iii) an adjustment to the deferred tax liability related to non tax-deductible losses recorded to our investment in KMP; and (iv) the tax impact of an increase in the deferred state tax rate as a result of the acquisition of EP.

Total tax expense for continuing operations for the three months ended June 30, 2012 is $9 million, as compared with tax expense of $87 million for the same period in 2011. Our effective tax rate for the second quarter of 2012 is approximately 19%, as compared with 67% for the second quarter in 2011. The effective rate for the second quarter of 2012 is lower than the statutory federal rate of 35% primarily due to the same reasons explained above for the six months ended June 30, 2012.

Our effective tax rate for the three and six months ended June 30, 2011 is higher than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's income tax provision; (ii) state income taxes; and (iii) the impact of non tax-deductible costs incurred to facilitate our initial public offering. These increases to our effective tax rate were partially offset by a dividend received deduction from our 20% ownership interest in NGPL.

Deferred Tax Assets and Valuation Allowances. As a result of our acquisition of EP, our deferred tax assets related to net operating loss carryovers has increased by approximately $913 million to a balance at June 30, 2012 of $932 million. Our deferred tax assets related to alternative minimum, general business, and foreign tax credits has increased by approximately $292 million to a balance at June 30, 2012 of $296 million. Valuation allowances related to the deferred tax assets have increased by $98 million to the same balance at June 30, 2012.
Unrecognized Tax Benefits. Also as a result of our acquisition of EP, our reserves related to uncertain tax positions have increased by approximately $313 million to a balance at June 30, 2012 of $375 million. We believe it is reasonably possible that the total amount of unrecognized tax benefits (including interest and penalty) could decrease by as much as $90 million over the next 12 months as a result of the anticipated favorable resolution of certain EP tax matters.

10.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the six months ended June 30, 2012.  Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012. This note also contains a description of any material legal proceedings that were initiated against us during the six months ended June 30, 2012, and a description of any material events occurring subsequent to June 30, 2012, but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company (now Phillips 66 Company) as Phillips 66; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC (now HollyFrontier

Kinder Morgan, Inc. Form 10-Q

Refining & Marketing LLC) as HollyFrontier; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc. (now Delta Air Lines, Inc.), Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the American Railway Engineering and Maintenance-of-Way Association as AREMA; Severstal Sparrows Point, LLC as Severstal; RG Steel Sparrows Point LLC as RG Steel; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; the federal Comprehensive Environmental Response, Compensation and Liability Act as CERCLA; the United States Environmental Protection Agency as the U.S. EPA; the United States Environmental Protection Agency’s Suspension and Debarment Division as the U.S. EPA SDD; the New Jersey Department of Environmental Protection as the NJDEP; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation.  “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the shippers’ complaints and protests regarding interstate rates on the pipeline systems listed below.  In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable.  If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward.  These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

The issues involved in these proceedings include, among others: (i) whether “substantially changed circumstances” have occurred with respect to any "grandfathered" rates under the Energy Policy Act of 1992 such that those rates could be challenged; (ii) whether indexed rate increases are justified; and (iii) the appropriate level of return and income tax allowance KMP may include in its rates.

SFPP

 The following FERC dockets are currently pending:

•
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A) - Protestants: BP, ExxonMobil, Phillips 66, Valero Marketing, Chevron, the Airlines - Status: FERC order issued on December 16, 2011 (Opinion No. 511-A).  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  SFPP made a compliance filing at the end of January 2012, and its rates reflect this filing.  SFPP also filed a rehearing request on certain adverse rulings in the FERC order.  Certain shippers and SFPP filed petitions at the D.C. Circuit for review of Opinion Nos. 511 and 511-A; these petitions are held in abeyance pending a ruling on SFPP's request for rehearing.  It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review;

•
FERC Docket No. IS09-437 (East Line Rates) - Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, HollyFrontier, and Southwest Airlines - Status: Initial decision issued on February 10, 2011.  A FERC administrative law judge generally made findings adverse to SFPP, found that East Line rates should have been lower, and recommended that SFPP pay refunds for alleged over-collections.  SFPP has filed a brief with the FERC taking exception to these and other portions of the initial decision.  The FERC will review the initial decision, and while the initial decision is inconsistent with a number of the issues ruled on in FERC’s Opinion Nos. 511 and 511-A, it is not possible to predict the outcome of FERC or appellate review;

•
FERC Docket No. IS11-444 (2011 West Line Index Rate Increases) - Protestants: BP, ExxonMobil, Phillips 66, Valero Marketing, Chevron, the Airlines, Tesoro, Western Refining, Navajo, and HollyFrontier - Status:  The shippers filed a motion for summary disposition that was granted in the shippers' favor in an initial decision issued on March 16, 2012.  SFPP filed a brief with the FERC taking exception to the initial decision.  The FERC will review the initial decision, and it is not possible to predict the outcome of FERC or appellate review;

Kinder Morgan, Inc. Form 10-Q

•
FERC Docket No. IS12-390 (SFPP East Line Index Rates) - Protestants: Chevron, HollyFrontier, Phillips 66, Southwest Airlines, US Airways, Valero Marketing, and Western Refining - Status: These shippers protested SFPP's index-based rate increases for its East Line. FERC rejected the protests. Shippers may file requests for rehearing, and it is not possible to predict the outcome of further FERC review, if any;

•
FERC Docket No. IS12-388/IS12-500 (SFPP West Line Index Rates) - Protestants: the Airlines, BP, Chevron, Phillips 66, Tesoro, Valero Marketing - Status: These shippers protested SFPP's index-based rate increases for its West Line. Following FERC acceptance of the protests, SFPP withdrew these rate increases and subsequently increased its West Line rates by a smaller percentage that FERC found acceptable as to SFPP's East Line in IS12-390. Shippers may protest SFPP's new West Line index filing, and it is not possible to predict the outcome of further FERC review, if any;

•
FERC Docket No. OR11-13 (SFPP Base Rates) - Complainant: Phillips 66 - Status: SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390. Phillips 66 permitted to amend its complaint based on additional data;

•
FERC Docket No. OR11-16 (SFPP Base Rates) - Complainant:  Chevron - Status: SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Chevron permitted to amend its complaint based on additional data; and

•
FERC Docket No. OR11-18 (SFPP Base Rates) - Complainant:  Tesoro - Status:  SFPP to provide further data within 90 days of the issuance of a final order in Docket No. IS08-390.  Tesoro permitted to amend its complaint based on additional data.

With respect to all of the SFPP proceedings above, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds.  However, applying the principles of Opinion Nos. 511 and 511-A, a full FERC decision on KMP’s West Line rates, to these cases would result in substantially lower rate reductions and refunds.  We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

Calnev

On March 17, 2011, the FERC issued an order consolidating and setting for hearing the complaints in Docket Nos. OR07-7, OR07-18, OR07-19, OR07-22, OR09-15, and OR09-20 filed by Tesoro, the Airlines, BP, Chevron, Phillips 66 and Valero Marketing.  A settlement agreement resolving these proceedings was filed on February 24, 2012 and was certified to the FERC on March 1, 2012.  On April 3, 2012, the FERC approved the settlement, and in May 2012, after the rates reduced by the settlement became effective, KMP made settlement payments of $54 million.

 El Paso Natural Gas Company (EPNG) Rate Case

In April 2010, the FERC approved an offer of settlement of EPNG's rate case which increased its base tariff rates, effective January 1, 2009. As part of the settlement, EPNG made refunds to its customers in 2010. The settlement resolved all but four issues in the rate proceeding. In January 2011, the Presiding Administrative Law Judge issued a decision that for the most part found against EPNG on the four issues. In May 2012, the FERC upheld the initial decision of the Presiding Administrative Law Judge on three of the issues and found in favor of EPNG on one of the issues. EPNG along with other parties have sought rehearing of those decisions to the FERC and may also seek review of any of the FERC's decisions to the U.S. Court of Appeals. In addition, EPNG filed with the FERC to implement certain aspects of the May 2012 order as required. Although the final outcome is not currently determinable, we believe our accruals established for this matter are adequate.

In September 2010, EPNG filed a new rate case with the FERC proposing an increase in its base tariff rates which would increase revenues by approximately $100 million annually over previously effective tariff rates. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. In June 2012, the Presiding Administrative Law Judge issued an initial decision after a hearing which was favorable to EPNG on several key disputed issues. Participants may appeal this decision to the FERC and ultimately seek review of the FERC's decision to the U.S. Court of Appeals. Additionally, certain customers have requested that the FERC require EPNG to decrease its subject to refund rates based on the order issued in May 2012 in the 2009 rate case described above. EPNG has objected to any such interim decrease in subject to refund rates. It is uncertain what level of increase in revenues will be achieved in the context of any rate case settlement between EPNG and its customers or following the outcome of the hearing in the rate case. Although the final outcome of the rate case is not currently determinable, we believe our accruals established for this matter are adequate.

Kinder Morgan, Inc. Form 10-Q

Tennessee Gas Pipeline, LLC (TGP) Rate Case

In December 2011, the FERC approved TGP's settlement that resolved the outstanding issues arising from its general rate case filing. As part of the settlement, TGP refunded approximately $69 million, including interest, to its customers in March 2012.

TGP's Proposed Sale of Production Area Facilities
On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain offshore and onshore supply facilities as well as a related offer of settlement that addresses the proposed rate and accounting treatment associated with the sale. The offer of settlement provides for a rate adjustment to TGP’s maximum tariff rates upon the transfer of the assets and the establishment of a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. The sale is conditioned on approval by FERC of both the requested abandonment authorization and offer of settlement.

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

On April 6, 2010, a CPUC administrative law judge issued a proposed decision (Long case) in several intrastate rate cases involving SFPP and a number of its shippers.  The proposed decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance and allocation of environmental expenses, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  Moreover, the decision orders refunds relating to these issues where the underlying rates were previously deemed reasonable by the CPUC, which KMP believes to be contrary to California law. On March 13, 2012, the CPUC issued its decision on the Long case.  The decision largely reflected the determinations made on April 6, 2010, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of  the outstanding issues on rehearing.  On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeal, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. Court review remains pending.

On April 6, 2012, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision (Bemesderfer case) substantially reducing SFPP’s authorized cost of service and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  The proposed decision was subsequently withdrawn, and the presiding administrative law judge is expected to reissue a proposed decision at some indeterminate time in the future.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and potentially the California Court of Appeal.  KMP believes that the appropriate application of the income tax allowance and corrections of errors in law and fact should result in a considerably lower amount.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

Kinder Morgan, Inc. Form 10-Q

Montezuma County, Colorado Property Tax Assessment

In November of 2009, the County Treasurer of Montezuma County, Colorado, issued to Kinder Morgan CO2, as operator of the McElmo Dome unit, retroactive tax bills for tax year 2008, in the amount of $2 million.  Of this amount, 37.2% is attributable to Kinder Morgan CO2’s interest.  The retroactive tax bills were based on the assertion that a portion of the actual value of the carbon dioxide produced from the McElmo Dome unit was omitted from the 2008 tax roll due to an alleged overstatement of transportation and other expenses used to calculate the net taxable value.  Kinder Morgan CO2 paid the retroactive tax bills under protest and filed petitions for a refund of the taxes paid under protest.  On February 6, 2012, the Montezuma County Board of County Commissioners denied the refund petitions, and KMP appealed to the Colorado Board of Assessment Appeals.  A hearing on this matter will be held in the first quarter of 2013.

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

Commercial Litigation Matters

Union Pacific Railroad Company Easements

SFPP and UPRR are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004).  In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $15 million, subject to annual consumer price index increases.  SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $75 million in back rent.  Accordingly, during 2011, KMP increased its rights-of-way liability to cover this liability amount.  In addition, the judge determined that UPRR is entitled to an estimated $20 million for interest on the outstanding back rent liability.  KMP believes the award of interest is without merit and it is pursuing its appellate rights.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations.  In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR.  SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision.  In addition, UPRR contends that SFPP must comply with the more expensive AREMA standards in determining when relocations are necessary and in completing relocations.  Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations.  A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California.  SFPP is evaluating its post-trial and appellate options.

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by KMBT.  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, Case No. 09CV1668-WMN.  Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits.  KMBT denies each of RG Steel's allegations. On or about June 1, 2012, RG Steel filed for bankruptcy in Case No. 12-11669 in the United

Kinder Morgan, Inc. Form 10-Q

States Bankruptcy Court for the District of Delaware; consequently, the trial date has been postponed indefinitely.

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al. In December 2011 (“Brinckerhoff I”) and March 2012, (“Brinckerhoff II”) derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in both lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010 and November 2010 drop down transactions involving EPB's purchase of SLNG, Elba Express and SNG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants believe these actions are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.  In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB's general partner and its board.  EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the sale to EPB of a 25% ownership interest in SNG. Defendants believe that this lawsuit is without merit, and have filed a motion to dismiss.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that EP, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which were pending in Nevada, were dismissed. Appeals have been filed. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, KMP’s subsidiary Central Florida Pipeline LLC reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida.  The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident. There was no fire and were no injuries associated with the incident.  KMP immediately began clean up operations in coordination with federal, state and local agencies.  The cause of the incident is outside force damage.  The incident is under investigation by the PHMSA, U.S. EPA and the Florida Department of Environmental Protection.

Herscher Illinois Compressor Station Incident
On August 16, 2011, at NGPL's Compressor Station 201 in Herscher, Illinois, a crew was performing work inside a compressor building when a flash fire and explosion occurred. Three workers were injured. NGPL is working with the Department of Transportation Pipeline and Hazardous Materials Safety Administration to investigate the cause of the incident.
Litigation Regarding KMI's Acquisition of El Paso Corporation
On October 16, 2011, we and EP announced a definitive agreement whereby KMI would acquire all of the outstanding

Kinder Morgan, Inc. Form 10-Q

shares of EP. Beginning on October 17, 2011, the day after the agreement was announced, and in the days following, several putative Class Action lawsuits were filed in Harris County (Houston), Texas and in the Court of Chancery of the State of Delaware against the Board of Directors of EP alleging that the director-defendants breached their fiduciary duties to EP shareholders in connection with their negotiation of and entry into the merger agreement. The lawsuits also assert that EP and KMI “aided and abetted” the alleged breaches by the EP directors. The actions seek, among other things, to enjoin the proposed merger, disgorgement of any improper profits received by the defendants, and attorneys' fees.
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

On March 9, 2012 EP held its special meeting of its stockholders, and the merger was approved.  The merger thereafter closed on May 24, 2012 and became effective on May 25, 2012.
Beginning in June, 2012, the parties engaged in settlement discussions with the assistance of a mediator.  On July 18, 2012, the parties reached an agreement in principle to resolve, settle and release all claims asserted in the consolidated putative class actions for $110 million, subject to the execution of a customary stipulation and agreement of settlement and related papers, and subject also to notice to EP shareholders and approval by the Delaware Court of Chancery.  The parties are currently drafting the settlement papers and intend to file them with the Delaware Court of Chancery in August, 2012.

During the three months ended June 30, 2012, we recorded a charge, net of expected insurance proceeds, within the "General and administrative expense" caption in our accompanying consolidated statement of income for the amount we ultimately believe we will pay in connection with this settlement.

Hite Hedge LP, et al. v. El Paso Corporation, et al.  In December 2011, unitholders of EPB filed a purported class action complaint in Delaware Chancery Court against El Paso Corporation and its board members, asserting that the defendants breached their purported fiduciary duties to EPB by entering into the merger agreement with KMI.  EPB and EPB's general partner were named in the lawsuit as “Nominal Defendants.” The complaint alleges that the merger with KMI will result in fewer drop down transactions into EPB and has resulted in a reduction of the price of EPB common units.  In February 2012, the defendants filed a motion to dismiss the complaint.  The plaintiffs filed an amended complaint adding a derivative claim, and the defendants responded with a second motion to dismiss in April 2012. Defendants believe that this lawsuit is without merit and intend to defend against it vigorously.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or dividends to shareholders.  As of June 30, 2012 and December 31, 2011, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities, net of estimated insurance receivables, in the amount of $399 million and $332 million, respectively.  The June 30, 2012 reserve is primarily related to various claims from (i) regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates and (ii) $119 million accrued by EP for its outstanding legal matters. The contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

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

Kinder Morgan, Inc. Form 10-Q

Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third-party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third-party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third-party defendants in 2009.  The judge issued his trial plan for this case during the first quarter of 2011.  According to the trial plan, he allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately.  Numerous third-party defendants, as part of a joint defense group of which KMLT is a member, filed motions to dismiss, which were denied, and now have filed interim appeals from those motions. The appeals court panel heard oral arguments on these motions to dismiss in March 2012 and issued a ruling denying these motions in June 2012. The appellants are now considering filing appeals to the New Jersey Supreme Court. Maxus/Tierra’s claims against the third-party defendants are set to be tried in April 2013 with damages to be tried in September 2013.

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

Casper and Douglas, U.S. EPA Notice of Violation

In March 2011, the U.S. EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming.  In June 2011, KMP received two letters from the U.S. EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act.  KMP has executed Combined Complaint and Consent Agreements, including monetary penalties of $158,000 for each plant to resolve these issues, and is awaiting final, executed settlement documents from the U.S. EPA.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the next case management conference in October 2012.  During the stay, the parties deemed responsible by the local regulatory agency (including the City of Los Angeles) have worked with that agency concerning the scope of the required cleanup and have now completed a sampling and testing program at the site.  KMP anticipates that cleanup activities at the site will begin in the spring

Kinder Morgan, Inc. Form 10-Q

of 2013. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board.  The state water board has not yet taken any action with regard to KMP’s appeal petitions.

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

In mid 2011, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim.  The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval.  The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site.  KMLT and Plains Products have joint responsibility for this settlement.  Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above.  The Consent Judgment is now entered with the Court and the settlement is final.  Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs.  The settlement with the state does not resolve the original complaint brought by ExxonMobil, and KMP is in settlement discussions with ExxonMobil and Plains.  There is no trial date set.

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

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date.  In April 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately three months.  In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order.  According to the schedule, the parties completed fact discovery in March 2012 and expert discovery in May 2012.   Both parties filed their respective summary adjudication motions and motions to exclude experts on June 29, 2012. Oral arguments related to these motions are set for August and September 2012. The trial is set for February 12, 2013.  KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  KMP continues to conduct an extensive remediation effort at the City’s stadium property site.

Kinder Morgan, Inc. Form 10-Q

Kinder Morgan, Inc., U.S. EPA Section 114 Information Request

On January 8, 2010, KMI, on behalf of Natural Gas Pipeline Company of America LLC, Horizon Pipeline Company and Rockies Express, received a Clean Air Act Section 114 information request from the U.S. EPA, Region V.  This information request requires that the three affiliated companies provide the U.S. EPA with air permit and various other information related to their natural gas pipeline compressor station operations located in Illinois, Indiana, and Ohio.  The affiliated companies have responded to the request and believe the relevant natural gas compressor station operations are in substantial compliance with applicable air quality laws and regulations.

Administrative Agreement with the U.S. EPA

In April 2011, we received Notices of Proposed Debarment from the U.S. EPA SDD.  The Notices proposed the debarment of KMP (along with four KMP subsidiaries), KMI, Kinder Morgan G.P., Inc., and KMR, from participation in future federal contracting and assistance activities.  The Notices alleged that certain of the respondents’ past environmental violations indicated a lack of present responsibility warranting debarment.

In May 2012, we reached an administrative agreement with the U.S. EPA which resolved this matter without the debarment of any Kinder Morgan entities.  The agreement requires independent monitoring of our Environmental Compliance and Ethics Programs, independent auditing of our facilities, enhanced training and notification requirements, and certain enhancements to our operational and compliance policies and procedures.  We take environmental compliance very seriously, and expect to comply with all aspects of this agreement.

MTBE - El Paso Corporation and Subsidiaries

Certain of EP's subsidiaries used, produced, sold or distributed MTBE as a gasoline additive. Various lawsuits were filed throughout the U.S. regarding the potential impact of MTBE on water supplies. The lawsuits have been brought by different parties, including state attorney generals, water districts and individual water companies seeking different remedies against EP and many other defendants, including remedial activities, damages, attorneys' fees and costs. These cases were initially consolidated for pre-trial purposes in multi-district litigation (MDL) in the U.S. District Court for the Southern District of New York. Several cases were later remanded to state court. ninety-seven of the cases have been settled or dismissed, and most of the settlements have been substantially funded by insurance. EP has two remaining lawsuits, both pending in the MDL. Based upon discovery conducted to date, EP's share of the relevant markets upon which alleged damages have been historically allocated among individual defendants is relatively small. In addition, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to EP. Therefore, our costs and legal exposure related to these remaining lawsuits are not currently determinable.

TGP

On April 25, 2012, the PHMSA issued a Notice of Proposed Violation (NOPV) against TGP proposing $118,500 in penalties for alleged violations discovered during an inspection. We have requested a hearing to preserve our rights and are currently evaluating the merits of the alleged violations.

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

Kinder Morgan, Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of June 30, 2012, we have accrued an environmental reserve of $303 million primarily consisting of (i) $227 million associated with EP and its subsidiaries; (ii) $71 million related to KMP; (iii) $4 million related to KMI's discontinued operations; and (iv) $1 million of environmental related liabilities belonging to KMP’s FTC Natural Gas Pipelines disposal group.  In addition, as of June 30, 2012, we have recorded a receivable of $22 million for expected cost recoveries that have been deemed probable.  As of December 31, 2011, our environmental reserve totaled $80 million and our estimated receivable for environmental cost recoveries totaled $5 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

11.  Regulatory Matters

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of June 30, 2012 and December 31, 2011 are not material to our consolidated balance sheets.

For information on our pipeline regulatory proceedings, see Note 10.

Kinder Morgan, Inc. Form 10-Q

12. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2012 (including ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) had a material impact on our consolidated financial statements.

ASU No. 2012-02

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to simplify how entities test impairment of indefinite-lived intangible assets other than goodwill. The new guidance permits an entity to first assess qualitative factors to determine whether it is "more-likely-than-not" that the fair value of the asset is less than its carrying amount as a basis for determining whether it is necessary to perform the impairment test described in the ASC Intangibles-Goodwill and Other topic. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

ASU No. 2011-11

On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.”  This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under GAAP and International Financial Reporting Standards.  The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements.  Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  All disclosures provided by these amendments are required to be provided retrospectively for all comparative periods presented.  We are currently reviewing the effect of ASU No. 2011-11.

Kinder Morgan, Inc. Form 10-Q

13.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB's significant asset and liability balances as reported in KMP’s and EPB's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents - KMI(a)	$106	$2
Cash and cash equivalents - KMP	522	409
Cash and cash equivalents - EPB	47	—
Cash and cash equivalents	$675	$411

Property, plant and equipment, net–KMI(a)	$9,483	$2,330
Property, plant and equipment, net–KMP	15,130	15,596
Property, plant and equipment, net–EPB	6,000	—
Property, plant and equipment, net	$30,613	$17,926

Investments–KMI(b)	$3,955	$398
Investments–KMP	2,087	3,346
Investments–EPB	72	—
Investments	$6,114	$3,744

Goodwill–KMI(a)	$22,080	$3,638
Goodwill–KMP	1,351	1,436
Goodwill–EPB	22	—
Goodwill	$23,453	$5,074

Current portion of debt–KMI(a)(c)	$2,209	$1,261
Current portion of debt–KMP	979	1,638
Current portion of debt–EPB	83	—
Current portion of debt	$3,271	$2,899

Long-term debt outstanding–KMI(a)	$14,262	$1,978
Long-term debt outstanding–KMP	12,154	11,159
Long-term debt outstanding–EPB	4,537	—
Long-term debt outstanding	$30,953	$13,137
__________
(a) Includes assets and liabilities of KMI's consolidated subsidiaries, excluding KMP and EPB.
(b) Represents our equity investments in unconsolidated subsidiaries, excluding those equity investments of KMP and EPB.
(c) Net of a $10 million note receivable from EPB.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012; and (iii) our management's discussion and analysis of financial condition and results of operations included in our 2011 Form 10-K and in our Current

Kinder Morgan, Inc. Form 10-Q

Report on Form 8-K filed May 4, 2012.

  We prepared our consolidated financial statements in accordance with GAAP and these statements include the reclassifications necessary to reflect the results of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations.  Accordingly, we have excluded the disposal group’s financial results from the Natural Gas Pipelines business segment disclosures for all periods presented in this report.  For more information about the discontinued operations, see Notes 1 and 2 to our consolidated financial statements included elsewhere in this report.

Acquisition of El Paso Corporation

Effective on May 25, 2012, we completed the acquisition of all of the outstanding shares of EP. As part of the acquisition, we acquired an emerging midstream business and one of North America's largest interstate natural gas pipeline systems, including a 43.5% limited partner interest and 2% general partner interest in El Paso Pipeline Partners, L.P., a publicly-traded pipeline limited partnership, referred to as "EPB." Together EP and EPB (EPC) offer natural gas transmission services to a range of customers, including natural gas producers, marketers and end-users, as well as other natural gas transmission, distribution and electric generation companies. The pipelines business also includes storage and liquefied natural gas terminalling facilities. EPC owns and operates approximately 44,000 miles of natural gas pipelines that connect the nation's principal natural gas supply regions to five major consuming regions in the United States (the Gulf Coast, California, the northeast, the southwest and the southeast). EPC also has access to systems in Canada and Mexico. EPC owns three underground natural gas storage facilities and two LNG receiving terminals, which provide approximately 240 Bcf of storage capacity and 3.3 Bcf/d of peak send out capacity, respectively. Our combined enterprise, including the associated master limited partnerships, KMP and EPB, now owns an interest in or operates more than 75,000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

In connection with our acquisition of EP we issued approximately 330 million shares of common stock and approximately 505 million warrants to purchase our common stock and paid approximately $11.6 billion in cash to former EP stockholders and equity award holders. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of the warrants we issued in our acquisition of EP. Subsequent to the EP acquisition, and through June 30, 2012, we paid approximately $110 million to repurchase approximately 51 million warrants that were then canceled.

 KMI Dividends
Our board of directors has adopted the dividend policy set forth in our shareholders' agreement, which provides that, subject to applicable law, we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. The division of our dividends among our classes of capital stock is in accordance with our charter. Our board of directors may declare dividends by a majority vote in accordance with our dividend policy pursuant to our bylaws. This policy reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of our cash. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions.
As presented in the following tables, during the three and six months ended June 30, 2012, we generated cash available to pay dividends of $307 million and $610 million, respectively.   On February 15, 2012, we paid a dividend of $0.31 per share for the fourth quarter of 2011 to shareholders of record as of January 31, 2012.  On May 16, 2012, we paid a dividend of $0.32 per share for the first quarter of 2012 to shareholders of record as of April 30, 2012. On July 18, 2012, our board of directors declared a dividend of $0.35 per share ($1.40 annualized) for the second quarter of 2012, payable on August 15, 2012, to shareholders of record as of July 31, 2012. Incorporating the impact of the EP acquisition, we expect to declare dividends of at least $1.40 per share for 2012, a 17% increase over our 2011 declared dividends of $1.20 (the 2011 per share amounts are presented as if we were publicly traded for all of 2011).

Dividends on our investor retained stock generally are paid at the same time as dividends on our common stock and are based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend. The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our investor retained stock could convert in the aggregate was fixed on the closing of our

Kinder Morgan, Inc. Form 10-Q

initial public offering. As of June 30, 2012, our outstanding investor retained stock was convertible into an aggregate of 470,043,494 shares of our common stock, which represents 45.3% of our common stock on a fully-converted basis.
Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason, which would require a supermajority board approval while the Sponsor Investors, consisting of investment funds advised by, or affiliated with, Goldman, Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC, maintain prescribed ownership thresholds. During that time, supermajority approval would also be required to declare and pay any dividends that are not in accordance with our dividend policy. There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors. In particular, distributions received from KMP continue to be the most significant source of our cash available to pay dividends. Our ability to pay and increase dividends to our stockholders is primarily dependent on distributions received from KMP and EPB.
Our dividends are not cumulative. Consequently, if dividends on our common stock are not paid at the intended levels, our common stockholders are not entitled to receive those payments in the future. We pay our dividends after we receive quarterly distributions from KMP and EPB, which are paid within 45 days after the end of each quarter, generally on or about the 15th day of each February, May, August and November. Therefore, our dividend generally will be paid on or about the 16th day of each February, May, August and November. If the day after we receive KMP's and EPB's distributions is not a business day, we expect to pay our dividend on the business day immediately following.

Cash Available to Pay Dividends
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
KMP distributions to us
From ownership of general partner interest(a)	$348	$304	$679	$594
On KMP units owned by us(b)	27	24	53	49
On KMR shares owned by us(c)	18	16	35	31
Total KMP distributions to us(d)	393	344	767	674
EPB distributions to us
From ownership of general partner interest(e)	32	—	32	—
On EPB distributions to us(f)	50	—	50	—
Total EPB distributions to us	82	—	82	—
NGPL PipeCo LLC’s cash available for distribution to us(d)	(4)	6	7	20
Total cash generated	471	350	856	694
General and administrative expenses and sustaining capital expenditures	(3)	(3)	(6)	(5)
Interest expense	(8)	(6)	(85)	(81)
Cash available to pay dividends before cash taxes	460	341	765	608
Cash taxes	(191)	(173)	(193)	(173)
Subtotal - Cash available to pay dividends(d)	269	168	572	435
EP's cash available for distribution
EP operations - Earnings before interest, taxes, depreciation and amortizaztion (EBITDA) (g)	142	—	142	—
Interest expense(h)	(80)	—	(80)	—
EP general and administrative expenses	(8)	—	(8)	—
Sustaining capital expenditures (i)	(16)	—	(16)	—
EP's net cash available for the period May 25 to June 30, 2012(j)	38	—	38	—
Total - Consolidated cash available to pay dividends(k)	$307	$168	$610	$435

Kinder Morgan, Inc. Form 10-Q

__________

(a)
Based on (i)  KMP distributions of $1.23 and $2.43 per common unit declared for the three and six months ended June 30, 2012, respectively, and $1.15 and $2.29 per common unit declared for the three and six months ended June 30, 2011, respectively; (ii) 340 million and 319 million aggregate common units, Class B units and i-units (collectively, KMP units) outstanding as of April 30, 2012 and April 29, 2011, respectively; (iii) 347 million and 330 million aggregate KMP units outstanding as of July 31, 2012 and July 29, 2011, respectively; and (iv) waived incentive distributions of $7 million and $13 million for the three and six months ended June 30, 2012, respectively, and $7 million and $14 million for the three and six months ended June 30, 2011, respectively. In conjunction with KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk, we as general partner of KMP have agreed to waive receipt of a portion of our incentive distributions related to this investment from the first quarter of 2010 through the first quarter of 2013.

(b)	Based on 22 million KMP units owned by us multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the three and six months ended June 30, 2012 and received as distributions for the three and six months ended June 30, 2011, respectively.  We did not sell any KMR shares in the first six months of 2012 or 2011.  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)	2011 KMP distributions to us have been presented on a declared basis and NGPL amounts have been presented on a cash available basis to be consistent with the current year presentation.

(e)	Based on EPB distributions of $0.55 per common unit declared for the three months ended June 30, 2012 and the 208 million common units outstanding as of July 31, 2012.

(f)	Based on 90 million EPB units owned by us multiplied by the EPB per unit distribution declared, as outlined in footnote (e) above.

(g)	Includes our share of depreciation expense incurred by our equity investees,

(h)
2012 amounts include interest associated with KMI incremental debt issued to finance the cash portion of the EP acquisition purchase price as well as EP consolidated interest expense, excluding EPB.  EP interest expense is shown on an accrual basis (rather than a cash basis, as KMI is shown).  Due to the timing of the EP cash interest payments, more than 7/12 of the payments occur after May 24.

(i)	Includes our share of sustaining capital expenditures incurred by our equity investees.

(j)	Represents cash available from EP, exclusive of EPB operations, for the period after May 24, 2012.

(k)
Excludes $274 million and $284 million in after-tax expenses associated with the EP acquisition and EP Energy sale for the three and six months ended June 30, 2012, respectively, which include (i) $94 million in employee severance, retention and bonus costs; (ii) $67 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $55 million and $64 million, respectively, for the three and six months ended June 30, 2012 for legal fees and reserves.

Kinder Morgan, Inc. Form 10-Q

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations(a)	$37	$42	$342	$192
Income from discontinued operations(a)	47	40	97	91
Income attributable to EPB(b)	(37)	—	(37)	—
Distributions declared by EPB for the second quarter and payable in the third quarter of 2012 to KMI(b)	82	—	82	—
Depreciation, depletion and amortization(c)	333	264	614	520
Amortization of excess cost of equity investments(a)	2	2	4	3
Earnings from equity investments(d)	(92)	(76)	(179)	(144)
Distributions from equity investments	88	71	168	136
Distributions from equity investments in excess of cumulative earnings	65	47	113	131
KMP certain items(e)	(19)	160	(15)	248
EP acquisition related costs(f)	384	—	394	—
EP certain items(g)	5	—	5	—
KMI deferred tax adjustment(h)	29	—	38	—
Difference between cash and book taxes	(227)	(101)	(147)	(8)
Difference between cash and book interest expense for KMI	61	35	25	2
Sustaining capital expenditures(i)	(71)	(50)	(115)	(86)
KMP declared distribution on its limited partner units owned by the public(j)	(383)	(338)	(747)	(662)
EPB declared distribution on its limited partner units owned by the public(k)	(65)	—	(65)	—
Other(l)	68	72	33	12
Cash available to pay dividends(m)	$307	$168	$610	$435

Kinder Morgan, Inc. Form 10-Q

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
On May 25, 2012, we began recognizing income from our investment in EPB, and we will receive in the third quarter the full distribution for the second quarter as we were the holder of record as of July 31, 2012.

(c)	Consists of the following:
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	Depreciation, depletion and amortization from continuing operations	$333	$258	$607	$508
	Depreciation, depletion and amortization from discontinued operations	—	6	7	12
		$333	$264	$614	$520
(d)	Consists of the following:
		Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
	Earnings from equity investments from continuing operations	$(72)	$(56)	$(137)	$(106)
	Earnings from equity investments from discontinued operations	(20)	(20)	(42)	(38)
		$(92)	$(76)	$(179)	$(144)

(e)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. Three months 2011 includes $165.0 million increase to KMP's legal reserve attributable to rate case litigation involving KMP's products pipelines on the West Coast.  Six months of 2011 also includes KMP's portion ($87 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with GAAP.  However, KMP had no obligation, nor did it pay any amounts in respect to such bonuses. The cost of the $100 million special bonus to non-senior employees was not borne by our Class P shareholders. In May of 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(f)
Includes pre-tax expenses associated with the EP acquisition and EP Energy sale, which for the three and six months ended June 30, 2012 include (i) $149 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million and $90 million, respectively, for the three and six months ended June 30, 2012 for legal fees and reserves.

(g)	Legacy marketing contracts and associated interest.
(h)	Due to an increase in our state effective tax rate as a result of the EP acquisition.
(i)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.
(j)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares.  KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash.  We do not have access to that cash.

(k)	Declared distribution multiplied by EPB limited partner units outstanding on the applicable record date less units owned by us.
(l)
Consists of items such as timing and other differences between earnings and cash, KMP's and EPB's cash flow in excess of its distributions, non-cash purchase accounting adjustments related to the EP acquisition and going-private transaction primarily associated with non-cash amortization of debt fair value adjustments, and in the six months of 2011 KMP's crude hedges, and KMI certain items, which includes for the first quarter of 2011, KMI's portion ($13 million) of the special bonus as described in footnote (e) above.

(m)	2011 KMP distributions to us have been presented on a declared basis and NGPL amounts have been presented on a cash available basis to be consistent with the current year presentation.

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

Kinder Morgan, Inc. Form 10-Q

revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2012. Our goodwill impairment analysis performed on that date did not result in an impairment charge, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.
 Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K and our Current Report on Form 8-K filed May 4, 2012.

Results of Operations

 In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.

Consolidated

	Three Months Ended June 30,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$427	$138	$289	209%
Products Pipelines–KMP(c)	166	21	145	690%
CO2–KMP(d)	327	271	56	21%
Terminals–KMP(e)	195	171	24	14%
Kinder Morgan Canada–KMP(f)	52	54	(2)	(4)%
Other(g)	(5)	—	(5)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,162	655	507	77%
Depreciation, depletion and amortization expense	(333)	(258)	(75)	(29)%
Amortization of excess cost of equity investments	(2)	(2)	—	—%
Other revenues	10	9	1	11%
General and administrative expense(h)	(501)	(110)	(391)	(355)%
Unallocable interest expense, net of interest income and other, net(i)	(298)	(172)	(126)	(73)%
Income from continuing operations before income taxes	38	122	(84)	(69)%
Unallocable income tax expense(a)	(1)	(80)	79	99%
Income from continuing operations	37	42	(5)	(12)%
(Loss) income from discontinued operations, net of tax(j)	(280)	40	(320)	(800)%
Net (loss) income	(243)	82	(325)	(396)%
Net loss attributable to noncontrolling interests	117	50	67	134%
Net (loss) income attributable to Kinder Morgan, Inc.	$(126)	$132	$(258)	(195)%

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$654	$311	$343	110%
Products Pipelines–KMP(k)	340	201	139	69%
CO2–KMP(l)	661	537	124	23%
Terminals–KMP(m)	381	345	36	10%
Kinder Morgan Canada–KMP(f)	102	102	—	—%
Other(g)	(5)	—	(5)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	2,133	1,496	637	43%
Depreciation, depletion and amortization expense	(607)	(508)	(99)	(19)%
Amortization of excess cost of equity investments	(4)	(3)	(1)	(33)%
Other revenues	19	20	(1)	(5)%
General and administrative expense(n)	(630)	(290)	(340)	(117)%
Unallocable interest expense, net of interest income and other, net(i)	(480)	(347)	(133)	(38)%
Income from continuing operations before income taxes	431	368	63	17%
Unallocable income tax expense(a)	(89)	(176)	87	49%
Income from continuing operations	342	192	150	78%
(Loss) income from discontinued operations, net of tax(o)	(658)	91	(749)	(823)%
Net (loss) income	(316)	283	(599)	(212)%
Net loss attributable to noncontrolling interests	211	4	207	5,175%
Net (loss) income attributable to Kinder Morgan, Inc.	$(105)	$287	$(392)	(137)%
____________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include KMP's allocable income tax expense of $8 million and $7 million for the three months ended June 30, 2012 and 2011, respectively, and $16 million and $7 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
For all periods presented this segment includes the sale, transport, processing, treating, storage and gathering of natural gas for KMP and equity earnings from our 20% interest in NGPL PipeCo LLC. Following our May 25, 2012 EP acquisition, this segment also includes EBDA for the three and six months ended June 30, 2012 related to the natural gas pipeline operations of EP, its subsidiaries (including EPB) and equity investments for the 37-day period from May 25 to June 30, 2012. 2011 amount includes decreases in segment earnings of $1 million related to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)
2011 amount includes a $165 million increase in expense associated with rate case liability adjustments and an $11 million increase in income from the sale of a portion of KMP's former Gaffey Street terminal land, located in San Pedro, California.

(d)
2012 amount includes a $7 million gain from the sale of KMP's ownership interest in the Claytonville oil field unit. 2011 amount includes a net $2 million decrease in income from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales. Also, 2011 amounts include increases in segment earnings resulting from valuation adjustments of $5 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(e)
2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at the Port Sulphur, Louisiana, International Marine Terminal facility. 2011 amount includes (i) a $4 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a $2 million increase in income associated with the

Kinder Morgan, Inc. Form 10-Q

sale of a 51% ownership interest in two of KMP's subsidiaries: River Consulting LLC and Devco USA L.L.C.; and (iii) a $1 million increase in expense associated with environmental liability adjustments.

(f)	2011 amounts include a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.

(g)
Following our May 25, 2012 EP acquisition, this segment primarily includes several physical natural gas sales contracts with power plants associated with EP's legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028.

(h)
2012 amount includes $374 million of pre-tax expenses associated with the EP acquisition and EP Energy sale, which primarily consists of (i) $149 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million for legal fees and reserves. 2011 amount includes a $2 million increase in unallocated payroll tax expense related to KMP's portion ($87 million) of the special bonus discussed in item (i) of footnote (n) below.

(i)	2012 amounts include $11 million of amortization expense on the EP acquisition bridge-loan financing fees.

(j)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax.  2012 amount consists of a $280 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $327 million non-cash loss from remeasurement of net assets to fair value). 2011 amount consists of (i) $46 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011); and (ii) $6 million of depreciation and amortization expense.

(k)
2012 amount includes a $2 million decrease in earnings related to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting. 2011 amount includes a $165 million increase in expense associated with rate case liability adjustments and an $11 million increase in income from the sale of a portion of KMP's former Gaffey Street terminal land, located in San Pedro, California.

(l)
2012 and 2011 amounts include a net $3 million decrease in income and a net $2 million increase in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales. 2012 amount also includes a $7 million gain from the sale of KMP's ownership interest in the Claytonville oil field unit. Also, 2011 amounts include increases in segment earnings resulting from valuation adjustments of $9 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(m)
2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at the Port Sulphur, Louisiana, International Marine Terminal facility. Also, 2012 amount includes a $1 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting. 2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $4 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (iii) a $2 million increase in income from adjustments associated with the sale of KMP's ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a $2 million increase in income associated with the sale of a 51% ownership interest in two of KMP's subsidiaries: River Consulting LLC and Devco USA L.L.C.; (v) a $2 million decrease in income from casualty insurance deductibles and the write-off of assets related to casualty losses; (vi) a $1 million increase in expense associated with the settlement of a litigation matter at the Carteret, New Jersey liquids terminal; and (vii) a $1 million increase in expense associated with environmental liability adjustments.

(n)
2012 amount includes (i) $384 million of pre-tax expenses associated with the EP acquisition and EP Energy sale, which primarily consists of (a) $149 million in employee severance, retention and bonus costs, (b) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules, (c) $37 million in advisory fees, and (d) $90 million for legal fees and reserves; and (ii) a $1 million increase in unallocated severance expense associated with certain Terminal operations. 2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees. The cost of this bonus was not borne by our Class P shareholders. KMI paid for these bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI's Class A shareholders; (ii) a $1 million increase in unallocated payroll tax expense related to KMP's portion ($87 million) of the special bonus discussed preceding; (iii) a $1 million increase in expense for certain asset and business acquisition costs; (iv) a reduction to expense for a $46 million going private transaction litigation insurance reimbursement; (v) a $11 million increase of expense associated with our initial public offering; (vi) a $1 million increase in expense related to non-cash compensation expense; and (vii) a $1 million increase in going private transaction litigation expense.

(o)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax.  2012 amount consists of (i) a $651 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $755 million non-cash loss from remeasurement of net

Kinder Morgan, Inc. Form 10-Q

assets to fair value); and (ii) $7 million of depreciation and amortization expense. 2011 amount consists of (i) $103 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011); and (ii) $12 million of depreciation and amortization expense.

Net loss attributable to Kinder Morgan, Inc.’s stockholders totaled $126 million for the second quarter of 2012 as compared to net income of $132 million in the second quarter of 2011.  Our total revenues for the comparative periods were $2,167 million and $1,952 million, respectively.

For the first half of 2012, our net loss attributable to Kinder Morgan, Inc. totaled $105 million as compared to net income of $287 million in the first half of 2011. Our total revenues for the comparative periods were $4,024 million and $3,884 million, respectively.

For the second quarter and first half of 2012, our net loss was impacted by (i) $274 million and $284 million, respectively, in after-tax expenses associated with the EP acquisition and EP Energy sale (See footnote (n) above for a list of primary items on pre-tax basis); (ii) deferred tax adjustments primarily associated with the EP acquisition, which resulted in an incremental expense of $28 million and $38 million, respectively; and (iii) $25 million and $167 million, respectively, in after-tax non-cash KMP's FTC Natural Gas Pipelines disposal group remeasurement loss.

For the comparable second quarter periods, total segment earnings before depreciation, depletion and amortization expenses (EBDA) increased $507 million (77%) in 2012. However, this overall increase in earnings (i) included an increase of $164 million from the effect of the certain items described in the footnotes (b), (c), (d), (e) and (f) to the table above (which combined to increase total segment EBDA by $19 million in the second quarter of 2012 and to decrease total segment EBDA by $145 million in the second quarter of 2011); and (ii) excluded an $8 million decrease in segment earnings before depreciation, depletion and amortization from discontinued operations in each of the comparable second quarter periods (as described in footnote (j) to the table above and excluding both the $327 million non-cash loss from the remeasurement of net assets to fair value in the second quarter of 2012 and the $10 million increase in expense in the second quarter of 2011 from the write-off of a receivable for fuel under-collected prior to 2011).

After adjusting for these two items, the remaining $335 million (39%) increase in quarterly segment EBDA resulted from better performance in the second quarter of 2012 from our Natural Gas Pipelines (which includes $241 million representing the contribution from the EP operations for the 37-day period after the EP acquisition), CO2–KMP and Terminals–KMP business segments, partially offset by lower earnings from the Products Pipelines–KMP business segment.

For the comparable six month periods, total segment EBDA increased $637 million (43%) in 2012; however, this overall increase in earnings included (i) an increase of $146 million from the effect of the certain items described in the footnotes (b), (f), (k), (l) and (m) to the table above (which combined to increase total segment EBDA by $13 million in the first half of 2012 and to decrease total segment EBDA by $133 million in the first half of 2011); and (ii) excluded an $8 million decrease in segment earnings before depreciation, depletion and amortization from discontinued operations (as described in footnote (o) to the table above and excluding both the $755 million non-cash loss from the remeasurement of net assets to fair value in the second quarter of 2012 and the $10 million increase in expense in the second quarter of 2011 from the write-off of a receivable for fuel under-collected prior to 2011).

After adjusting for these two items, the remaining $483 million (28%) increase in segment EBDA resulted from better performance in the second half of 2012 from our Natural Gas Pipelines (which includes $241 million representing the contribution from the EP operations for the 37-day period after the EP acquisition), CO2–KMP and Terminals–KMP business segments, partially offset by lower earnings from the Products Pipelines–KMP business segment.

Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$1,000	$963	$1,794	$1,906
Operating expenses	(622)	(864)	(1,230)	(1,669)
Other expense(a)	—	(1)	—	(1)
Earnings from equity investments	46	41	89	77
Interest income and other, net	4	1	4	1
Income tax expense	(1)	(2)	(3)	(3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments from continuing operations	427	138	654	311
Discontinued operations(b)	(279)	46	(650)	103
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments including discontinued operations	$148	$184	$4	$414

Natural gas transportation volumes (Bcf)(c)	1,593.4	749.9	2,328.5	1,457.6
Natural gas sales volumes (Bcf)(d)	215.6	192.4	428.4	383.6
____________

(a)
Three and six month 2011 amounts represent an $1 million decreases in segment earnings related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(b)
Represents earnings (losses) before depreciation, depletion and amortization expense  attributable to KMP’s FTC Natural Gas Pipelines disposal group. Three and six month 2012 amounts include non-cash losses of $327 million and $755 million, respectively, from remeasurements of the FTC Natural Gas Pipelines disposal group to fair value. Three and six month 2011 amounts include a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011. Three and six month 2012 amounts also include revenues of $62 million and $133 million, respectively, and three and six month 2011 amounts also include revenues of $82 million and $158 million, respectively.

(c)
Includes TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC and Texas intrastate natural gas pipeline group pipeline volumes. Includes volumes from EP natural gas pipeline operations (including EPB) for the 37-day period after May 25, 2012.

(d)	Represents Texas intrastate natural gas pipeline group volumes.

When compared to the same two periods of 2011, the certain items described in footnotes (a) and (b) to the table above decreased our Natural Gas Pipelines business segment's earnings before depreciation, depletion and amortization (including discontinued operations) by $316 million and $744 million, respectively, in the second quarter and first six months of 2012. Following is information, for each of the comparable three and six month periods of 2012 and 2011 and including discontinued operations, related to the increases and decreases in the segment's (i) remaining $280 million (144%) and $334 million (79%) increases in earnings before depreciation, depletion and amortization; and (ii) $17 million (2%) increase and $137 million (7%) decreases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2012 versus Three months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EP Acquisition(a)	$241	n/a	$307	n/a
KinderHawk Field Services(b)	31	246%	50	n/a
Kinder Morgan Treating operations	11	99%	27	170%
Fayetteville Express Pipeline(c)	9	171%	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(2)	(4)%	(347)	(38)%
NGPL PipeCo LLC(c)	(7)	(175)%	n/a	n/a
All others (including eliminations)	5	10%	—	—%
Total Natural Gas Pipelines-continuing operations	288	207%	37	4%
Discontinued operations(d)	(8)	(14)%	(20)	(25)%
Total Natural Gas Pipelines-including discontinued operations	$280	144%	$17	2%

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EP Acquisition(a)	$241	n/a	$307	n/a
KinderHawk Field Services(b)	66	296%	101	n/a
Fayetteville Express Pipeline(c)	21	371%	n/a	n/a
Kinder Morgan Treating operations	18	84%	44	137%
Texas Intrastate Natural Gas Pipeline Group	(7)	(4)%	(564)	(31)%
NGPL PipeCo LLC(c)	(9)	(82)%	n/a	n/a
All others (including eliminations)	12	12%	—	—%
Total Natural Gas Pipelines-continuing operations	342	111%	(112)	(6)%
Discontinued operations(d)	(8)	(7)%	(25)	(16)%
Total Natural Gas Pipelines-including discontinued operations	$334	79%	$(137)	(7)%
____________
n/a – not applicable

(a)	Three and six months ended June 30, 2012 include $119 million of EBDA and $158 million of revenues from EP and its subsidiaries, excluding EPB and its subsidiaries.

(b)	Equity investment until July 1, 2011. See footnote (c).

(c)
Equity investment.  We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(d)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The primary increases and decreases in the Natural Gas Pipelines business segment's earnings before depreciation, depletion and amortization expenses in the comparable three and six month periods of 2012 and 2011 included the following:

•	increases of $241 million for the three and six months ended June 30, 2012 due to earnings during the post-acquisition 37-day period from natural gas assets acquired through the EP acquisition;

▪
increases of $31 million (246%) and $66 million (296%), respectively, attributable to incremental earnings from KMP's now wholly-owned KinderHawk Field Services LLC. Effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own, and subsequently, began accounting for its investment

Kinder Morgan, Inc. Form 10-Q

under the full consolidation method;

▪
increases of $11 million (99%) and $18 million (84%), respectively, from KMP's Kinder Morgan Treating operations due mainly to incremental earnings from the natural gas treating operations KMP acquired from SouthTex Treaters, Inc. effective November 30, 2011;

▪
increases of $9 million (171%) and $21 million (371%), respectively, attributable to incremental equity earnings from KMP's 50%-owned Fayetteville Express pipeline system due to both higher firm contract transportation revenues and lower period-to-period interest expense. The higher revenues were driven by increases in natural gas transmission volumes of 8% and 19%, respectively (while full transportation service began January 1, 2011, contracts were still ramping up during the first half of 2011), and the decreases in interest expense related to Fayetteville's refinancing of its prior bank credit facility in July 2011;

▪
The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and six month periods of 2012 and 2011 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group's average prices and volumes for natural gas purchased and sold. KMP's intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs. For the comparable second quarter periods of 2012 and 2011, KMP's Texas intrastate natural gas pipeline group accounted for 75% and 88%, respectively, of the segment's revenues, and 88% and 94%, respectively, of the segment's operating expenses. For the comparable six month periods of both years, the intrastate group accounted for 77% and 88%, respectively, of total segment revenues, and 89% and 94%, respectively, of total segment operating expenses.

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$331	$228	$554	$453
Operating expenses(a)	(184)	(228)	(241)	(280)
Other income (expense)(b)	—	11	(2)	11
Earnings from equity investments	10	8	19	15
Interest income and Other, net	8	2	10	3
Income tax (expense) benefit	1	—	—	(1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$166	$21	$340	$201
Gasoline (MMBbl)(c)	99.7	99.6	194.8	195.5
Diesel fuel (MMBbl)	35.8	36.9	69.4	73.5
Jet fuel (MMBbl)	28.8	29.2	55.7	54.8
Total refined product volumes (MMBbl)	164.3	165.7	319.9	323.8
Natural gas liquids (MMBbl)	7.2	5.6	14.6	12.2
Total delivery volumes (MMBbl)(d)	171.5	171.3	334.5	336.0
Ethanol (MMBbl)(e)	7.8	7.7	15.1	15.0
____________

(a)	Three and six month 2011 amounts include a $165 million increase in expense associated with rate case liability adjustments.

(b)
Three and six month 2011 amounts represent an $11 million increase in income from the disposal of property related to the sale of a portion of KMP's former Gaffey Street terminal land, located in San Pedro, California. Also six month 2012 amount represents decrease in segment earnings related to assets sold, which had been revalued as part of the

Kinder Morgan, Inc. Form 10-Q

going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

(e)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

The certain items described in footnotes (a) and (b) to the table above increased the Products Pipelines–KMP's earnings before depreciation, depletion and amortization expenses by $154 million and $152 million, respectively, in the second quarter and first six months of 2012, when compared to the same two periods of 2011. Following is information, for each of the comparable three and six month periods of 2012 and 2011, related to the segment’s (i) remaining $9 million (5%) and $13 million (4%) decreases in earnings before depreciation, depletion and amortization; and (ii) $103 million (45%) and $101 million (22%) increases in operating revenues:

Three months ended June 30, 2012 versus Three months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$(13)	(151)%	$108	842%
Pacific operations	(8)	(10)%	(7)	(6)%
Cochin Pipeline	10	137%	2	19%
Plantation Pipeline	2	16%	—	—%
All others (including eliminations)	—	—%	—	—%
Total Products Pipelines-KMP	$(9)	(5)%	$103	45%

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$(16)	(10)%	$(10)	(5)%
Transmix operations	(14)	(80)%	107	427%
Cochin Pipeline	10	41%	2	7%
Plantation Pipeline	4	14%	1	6%
All others (including eliminations)	3	3%	1	1%
Total Products Pipelines–KMP	$(13)	(4)%	$101	22%

The primary increases and decreases in the Products Pipelines–KMP business segment's earnings before depreciation, depletion and amortization expenses in the comparable three and six month periods of 2012 and 2011 included the following:

▪
decreases of $13 million (151%) and $14 million (80%), respectively, from the transmix processing operations-due primarily to lower earnings in the second quarter of 2012. The quarter-to-quarter decrease in earnings was driven by both an $8 million drop in gross margin (due mainly to an 18% decrease in processing volumes) and a $4 million decrease due to unfavorable net carrying value adjustments to product inventory. The period-to-period increases in revenues were due mainly to the expiration of certain transmix processing agreements in March 2012. The expiring contracts provided for transmix processing at certain of KMP's facilities to be performed by it for third parties under a "for fee" basis. Due to the expiration of these contracts and our assumption of additional marketing rights, we now directly purchase incremental volumes of transmix and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
decreases of $8 million (10%) and $16 million (10%), respectively, from the Pacific operations-driven primarily by lower mainline transportation revenues resulting from lower average FERC tariffs as a result of rate case rulings

Kinder Morgan, Inc. Form 10-Q

settlements made since the end of the second quarter of 2011 and for the comparable six month periods, by higher operating expenses related to certain rights-of-way obligations and legal matters;

▪
increases of $10 million (137%) and $10 million (41%), respectively, from the Cochin Pipeline-chiefly due to higher revenues, due to an 87% increase in pipeline throughput volumes, and to higher non-operating other income from the favorable settlement of a pipeline access dispute; and

▪
increases of $2 million (16%) and $4 million (14%), respectively, from KMP's approximate 51% interest in the Plantation pipeline system-due primarily to higher average tariff rates since the end of the second quarter of 2011.

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$413	$355	$830	$700
Operating expenses	(98)	(89)	(185)	(173)
Other income(b)	7	—	7	—
Earnings from equity investments	7	5	13	11
Interest income and Other, net	(1)	1	(1)	1
Income tax expense	(1)	(1)	(3)	(2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$327	$271	$661	$537
Southwest Colorado carbon dioxide production (gross)(Bcf/d)(c)	1.2	1.3	1.2	1.3
Southwest Colorado carbon dioxide production (net)(Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	28.4	28.4	27.6	28.6
SACROC oil production (net)(MBbl/d)(e)	23.6	23.7	23.0	23.9
Yates oil production (gross)(MBbl/d)(d)	20.8	21.8	21.0	21.8
Yates oil production (net)(MBbl/d)(e)	9.2	9.7	9.3	9.7
Katz oil production (gross)(MBbl/d)(d)	1.8	0.3	1.6	0.2
Katz oil production (net)(MBbl/d)(e)	1.5	0.2	1.4	0.2
Natural gas liquids sales volumes (net)(MBbl/d)(e)	9.5	8.4	9.3	8.3
Realized weighted-average oil price per Bbl(f)	$85.96	$69.37	$88.25	$69.07
Realized weighted-average natural gas liquids price per Bbl(g)	$49.44	$66.67	$55.22	$63.83
____________

(a)
Six month 2012 amount includes unrealized losses of $3 million, and three and six month 2011 amounts include unrealized losses of $2 million and unrealized gains of $2 million, respectively, all relating to derivative contracts used to hedge forecast crude oil sales.  Also, three and six month 2011 amounts include increases in segment earnings resulting from valuation adjustments of $5 million and $9 million, respectively, primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(b)	Three and six month 2012 amounts represent the gain from the sale of KMP's ownership interest in the Claytonville oil field unit.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

(d)
Represents 100% of the production from the field.  KMP owns an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, and an approximately 99% working interest in the Katz Strawn unit.

(e)	Net to KMP, after royalties and outside working interests.

(f)	Includes all of KMP’s crude oil production properties.

(g)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third-party processing agreements.

Kinder Morgan, Inc. Form 10-Q

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both carbon dioxide (commonly called CO2) and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Sales and Transportation Activities.

For the three and six months ended June 30, 2012, the certain items described in footnotes (a) and (b) to the table above (i) contributed a $4 million increase and a $7 million decrease to earnings before depreciation, depletion and amortization, respectively; and (ii) decreased revenues by $3 million and $14 million, respectively, when compared to the same two periods of 2011. For each of the segment's two primary businesses, following is information related to the increases and decreases, in the comparable three and six month periods of 2012 and 2011, in the segment's remaining (i) $52 million (19%) and $131 million (25%) increases in earnings before depreciation, depletion and amortization; and (ii) $61 million (17%) and $144 million (21%) increases in operating revenues:

Three months ended June 30, 2012 versus Three months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$38	20%	$49	18%
Sales and Transportation Activities	14	17%	11	13%
Intrasegment eliminations	—	—%	1	6%
Total CO2–KMP	$52	19%	$61	17%

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$105	28%	$118	22%
Sales and Transportation Activities	26	17%	22	13%
Intrasegment eliminations	—	—%	4	13%
Total CO2–KMP	$131	25%	$144	21%

The period-to-period increases in earnings from the segment's oil and gas producing activities were driven by increases of $57 million (27%) and $120 million (28%), respectively, in crude oil sales revenues. The increases were due to both higher average realizations for U.S. crude oil and increased oil production at the Katz field unit. When compared to the same periods a year ago, the realized weighted average price per barrel of crude oil increased 24% in the second quarter of 2012 and 28% in the first six months of 2012. Had we not used energy derivative contracts to transfer commodity price risk, the crude oil sales prices would have averaged $87.45 and $93.92 per barrel in the second quarter and first six months of 2012, respectively, and $99.83 and $95.29 per barrel in the second quarter and first six months of 2011, respectively. Partially offsetting the increases in crude oil sales revenues were decreases in plant product sales revenues of $8 million (16%) and $3 million (3%), respectively, due to period-to-period decreases in the realized weighted average price per barrel of natural gas liquids of 26% and 13%, respectively.
The increases in earnings before depreciation, depletion and amortization expenses from the segment's sales and transportation activities were primarily related to higher carbon dioxide sales revenues and higher non-consent revenues, relative to 2011. When compared to the same 2011 periods, carbon dioxide sales revenues increased by $9 million (14%) in the second quarter of 2012 and by $15 million (12%) in the first six months of 2012, driven by increases of 23% and 21%, respectively, in the average price received for all carbon dioxide sales. The higher average sales prices were due to two factors (i) a change in the mix of contracts resulting in more carbon dioxide being delivered under higher price contracts and (ii) heavier weighting of new carbon dioxide contract prices to the price of crude oil. The increases in non-consent revenues during 2012 related to sharing arrangements pertaining to certain expansion projects completed at the McElmo Dome unit in Colorado since the end of the second quarter of 2011.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$343	$320	$684	$652
Operating expenses(a)	(164)	(156)	(324)	(324)
Other income(b)	13	3	12	3
Earnings from equity investments	5	3	11	5
Other, net(c)	1	4	1	5
Income tax (expense) benefit(d)	(3)	(3)	(3)	4
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$195	$171	$381	$345
Bulk transload tonnage (MMtons)(e)	25.9	24.8	50.2	48.1
Ethanol (MMBbl)	16.3	13.6	34.2	29.3
Liquids leasable capacity (MMBbl)	60.2	58.8	60.2	58.8
Liquids utilization %	93.0%	92.6%	93.0%	92.6%
__________

(a)
Three and six month 2011 amounts include a $1 million increase in expense at the Carteret, New Jersey liquids terminal associated with environmental liability adjustments. Six month 2011 amount also includes (i) a combined $2 million increase in expense at the Carteret terminal, associated with fire damage and repair activities, and the settlement of a certain litigation matter; and (ii) a $1 million increase in expense associated with the sale of KMP's ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009.

(b)
Three and six month 2012 amounts include a $12 million casualty indemnification gain related to a 2010 casualty at the Port Sulphur, Louisiana, International Marine Terminal facility. Three and six month 2011 amounts include a $4 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal. Also, six month 2012 amount includes a $1 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and six month 2011 amounts include a $4 million increase in income associated with the sale of a 51% ownership interest in two of KMP's subsidiaries: River Consulting LLC and Devco USA L.L.C.

(d)
Three and six month 2011 amounts include a $2 million increase in expense associated with the increase in income from the sale of a 51% ownership interest in two of KMP's subsidiaries described in footnote (c). Six month 2011 amount also includes a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us and a $2 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP's ownership interest in the boat fleeting business described in footnote (a).

(e)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the three and six months ended June 30, 2012, the certain items related to the Terminals–KMP business segment and described in the footnotes to the table above increased segment earnings before depreciation, depletion and amortization expenses by $7 million and $2 million, respectively, when compared to the same two periods of 2011.

Following is information related to the increases and decreases, in the comparable three and six month periods of 2012 and 2011, in the segment's remaining (i) $17 million (10%) and $34 million (10%) increases in earnings before depreciation, depletion and amortization; and (ii) $23 million (7%) and $32 million (5%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2012 versus Three months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$6	14%	$5	8%
Mid-Atlantic	4	26%	8	27%
Gulf Bulk	4	28%	3	9%
Northeast	3	17%	4	12%
Acquired assets and businesses	2	n/a	2	n/a
Rivers	(2)	(11)%	(2)	(6)%
All others (including intrasegment eliminations and unallocated income tax expenses)	—	—%	3	2%
Total Terminals–KMP	$17	10%	$23	7%

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$13	42%	$16	28%
Gulf Liquids	10	11%	10	8%
Acquired assets and businesses	6	n/a	4	n/a
Northeast	7	18%	10	14%
Gulf Bulk	6	24%	3	4%
Rivers	(6)	(16)%	(5)	(7)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(2)	(2)%	(6)	(2)%
Total Terminals–KMP	$34	10%	$32	5%

The overall increases in earnings before depreciation, depletion and amortization from the Terminals–KMP segment were driven by higher contributions from both its Gulf Liquids and Mid-Atlantic regions. The increases from the Gulf Liquids facilities were due to higher gasoline throughputs, higher ethanol volumes through the Deer Park, Texas rail terminal, and to higher warehousing revenues as a result of new and renewed customer agreements at higher rates. For all liquids facilities combined, KMP increased its liquids leasable capacity by 1.4 million barrels (2.4%) since the end of the second quarter of last year, primarily via completed terminal expansion projects.
The increases in earnings from the Mid-Atlantic region were driven by increases of $4 million and $11 million, respectively, from the Pier IX terminal, located in Newport News, Virginia. Pier IX's earnings increases were primarily due to higher export coal shipments, driven by growth in the coal export market. Including all terminals, coal transload tonnage increased by 1.1 million tons (12%) in the second quarter of 2012 and by 1.6 million tons (9%) in the first half of 2012, when compared to the same prior year periods.
KMP also benefitted from higher period-to-period earnings from (i) the Gulf Bulk terminals-due mainly to higher coal and petroleum coke handling and loading operations at its Deepwater terminal located on the Houston Ship Channel, and to higher coal and petroleum coke volumes at the Port of Houston and Port Arthur, Texas facilities, respectively; and (ii) the Carteret, New Jersey liquids terminal (Northeast region)-due primarily to higher transfer and storage rates and to tank expansion projects completed since the end of the second quarter of 2011.

Kinder Morgan, Inc. Form 10-Q

The incremental earnings and revenues from acquired assets and businesses primarily represent contributions from KMP's additional equity investment in the short-line railroad operations of Watco Companies, LLC (acquired in December 2011,) and its bulk terminal that handles petroleum coke for the Total refinery in Port Arthur (acquired in June 2011). The incremental amounts represent earnings and revenues from acquired terminals' operations during the additional month of ownership in the first six months of 2012, and do not include increases or decreases during the same months it owned the assets in 2011.
The combined earnings before depreciation, depletion and amortization from all of the terminal operations included in the Rivers region was essentially unchanged across both three month periods, but decreased $6 million (16%) in the first half of 2012, versus the first half of 2011. The decrease was driven by lower coal transload volumes in the first half of 2012 as a result of a drop in domestic demand, due mainly to lower natural gas prices and the impact of unfavorable weather relative to the first half of 2011.
The quarter-to-quarter decrease in the Terminals–KMP segment's revenues-reported in the “All others” line in the table above-relates largely to terminal assets KMP sold (or contributed to joint ventures) and no longer consolidate since the end of the first quarter of 2011.

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$73	$77	$146	$153
Operating expenses	(23)	(24)	(47)	(50)
Earnings (losses) from equity investments	1	(1)	2	(2)
Interest income and Other, net	4	4	7	7
Income tax expense(a)	(3)	(2)	(6)	(6)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$52	$54	$102	$102
Transport volumes (MMBbl)(b)	26.9	22.9	51.8	49.6
____________

(a)	Three and six month 2011 amounts include a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain, and Jet Fuel pipeline systems, and KMP's one-third ownership interest in the Express crude oil pipeline system. For the comparable three and six month periods, the certain item relating to income tax savings described in footnote (a) to the table above decreased segment earnings before depreciation, depletion and amortization by $2 million in both the second quarter and first six months of 2012, when compared to the same two periods last year. For each of the segment's three primary businesses, following is information for (i) the remaining $2 million (2%) increase in earnings before depreciation, depletion and amortization in the first six months of 2012 versus the first six months of 2011; and (ii) the $4 million (5%) and $7 million (5%) decreases in operating revenues, respectively, for each of the comparable three and six month periods of 2012 and 2011:

Three months ended June 30, 2012 versus Three months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$2	72%	n/a	n/a
Trans Mountain Pipeline	(2)	(3)%	$(4)	(5)%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$—	—%	$(4)	(5)%

Kinder Morgan, Inc. Form 10-Q

Six months ended June 30, 2012 versus Six months ended June 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$3	60%	n/a	n/a
Trans Mountain Pipeline	(1)	(1)%	$(7)	(4)%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$2	2%	$(7)	(5)%
____________

(a)	Equity investment. KMP records earnings under the equity method of accounting.
The Kinder Morgan Canada–KMP segment’s earnings before depreciation, depletion and amortization expenses were essentially flat across both comparable three and six month periods. The slight period-to-period increases in earnings from KMP's equity investment in the Express pipeline system were mainly due to higher domestic volumes on Express' Platte Pipeline segment. The slight decreases in Trans Mountain's earnings were due mainly to the impacts of unfavorable currency translation, due to the weakening, in 2012, of the Canadian dollar relative to the U.S. dollar in both comparable three and six month periods.

Other

Our other activities include those operations that were acquired from EP on May 25, 2012 and are primarily related to several physical natural gas contracts with power plants associated with EP's legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028. There was a loss of $5 million from this segment for the period from May 25, 2012 to June 30, 2012.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended June 30,
	2012	2011	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$403	$12	$391	3,258%
KMP general and administrative expense(c)	98	98	—	—%
Consolidated general and administrative expense	$501	$110	$391	355%

KMI interest expense, net of interest income(d)	$154	$43	$111	258%
KMP interest expense, net of interest income	137	125	12	10%
Other, net(e)	7	4	3	75%
Unallocable interest expense net of interest income and other, net	$298	$172	$126	73%

KMR noncontrolling interests	$30	$10	$20	200%
KMP noncontrolling interests	112	40	72	180%
EPB noncontrolling interests	(25)	—	(25)	n/a
Net loss attributable to noncontrolling interests	$117	$50	$67	134%

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2012	2011	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$425	$3	$422	14,067%
KMP general and administrative expense(c)	205	287	(82)	(29)%
Consolidated general and administrative expense	$630	$290	$340	117%

KMI interest expense, net of interest income(d)	$198	$85	$113	133%
KMP interest expense, net of interest income	272	252	20	8%
Other, net(e)	10	10	—	—%
Unallocable interest expense net of interest income and other, net	$480	$347	$133	38%

KMR noncontrolling interests	$52	$1	$51	5,100%
KMP noncontrolling interests	184	3	181	6,033%
EPB noncontrolling interests	(25)	—	(25)	n/a
Net loss attributable to noncontrolling interests	$211	$4	$207	5,175%
____________

(a)
Three and six month 2012 amounts include $374 million and $384 million, respectively, of pre-tax expenses associated with the EP acquisition and EP Energy sale, which primarily consists of (i) $149 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million and $90 million, respectively, for the three and six months ended June 30, 2012 for legal fees and litigation reserves.  Six month 2011 amount includes (i) $46 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) KMI's portion ($13 million) of a $100 million special bonus to non-senior employees. The cost of this bonus was not borne by KMI's Class P shareholders. In May of 2011, KMI paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI's Class A shareholders. See also footnote (c) below; (iii) $11 million of expense associated with our initial public offering; (iv) $1 million increase in expense related to non-cash compensation expense; and (v) $1 million increase in Going Private transaction litigation expense. Three month 2011 amount includes $1 million increase in Going Private transaction litigation expense.

(b)
For the three and six months ended June 30, 2012 and 2011, the NGPL PipeCo LLC fixed fee revenues of $9 million, $10 million, $18 million and $20 million, respectively, have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.  Also, see Note 8 to our consolidated financial statements included elsewhere in this report.

(c)
Six month 2012 amount includes a $1 million increase in unallocated severance expense associated with certain KMP Terminal operations. Three and six month 2011 amounts include include a $2 million increase in unallocated payroll tax expense related to the special bonus discussed later here. Six month 2011 amount also includes (i) a combined $90 million increase in non-cash compensation expense (including $87 million related to a special bonus expense to non-senior management employees) allocated by us to KMP; however, KMP does not have any obligation, nor did KMP pay any amounts related to this expense; and (ii) a $1 million increase in expense for certain KMP asset and business acquisition costs.

(d)	2012 amounts include $11 million of amortization expense on the EP acquisition bridge-loan financing fees.

(e)	“Other, net” primarily represents an offset to interest income shown above and included in segment earnings.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, third-party debt costs and interest expense, and net income attributable to noncontrolling interests.  Our general and administrative expenses include such items as salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services—including accounting, information technology, human resources and legal services.

Combined, the certain items described in footnotes (a) and (b) to the table above increased KMI’s general and administrative expenses by $372 million and $402 million in the second quarter and first half of 2012, when compared with the

Kinder Morgan, Inc. Form 10-Q

comparable periods of 2011.  The remaining increase in KMI’s general and administrative expenses in the second quarter and first half of 2012 was primarily related to EP's general and administrative expense for the 37-day period after May 25, 2012.

The certain items related to KMP’s general and administrative expenses described in footnote (c) to the table above accounted for $2 million and $92 million, respectively, decrease in expense in the second quarter and first half of 2012, when compared with the comparable periods of 2011. The remaining $2 million (2%) and $10 million (5%), respectively, period-to-period increase in expense included increases and decreases in various operational expenses, but consisted primarily of higher employee labor, benefit and payroll tax expenses, due mainly to cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our combined interest expense, net of interest income, increased $123 million (73%) in the second quarter of 2012 and $133 million (39%) in the first six months of 2012, when compared with the same prior year periods.

The increase in KMI’s interest expense in the second quarter and first half of 2012 compared to the comparable periods of 2011 was primarily due interest expense incurred in the 37-day period from May 25 to June 30, 2012 from (i) EP acquisition debt and (ii) debt assumed in the EP acquisition, see Notes 2 and 3 to our consolidated financial statements included elsewhere in this report.

The increase in KMP's net interest expenses were due to higher average debt balances in 2012 (average borrowings for both comparable three and six month periods increased 13% in 2012 compared to 2011), largely due to the capital expenditures, business acquisitions, and joint venture contributions we have made since the end of the second quarter of 2011. The increases in net interest expense were slightly offset, however, by lower weighted average interest rates. The weighted average interest rate on all of KMP's borrowings-including both short-term and long-term amounts-was essentially flat across both three month periods (from 4.29% for the second quarter of 2011 to 4.27% for the second quarter of 2012), and dropped 3% in the first half of 2012 versus the first half of 2011 (from 4.36% for the first half of 2011 to 4.25% for the first half of 2012).

As of June 30, 2012, approximately 42% of KMI’s, 46% of KMP’s and 14% of EPB's debt balances (excluding the debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net loss attributable to noncontrolling interests, which represents the allocation of our consolidated net loss attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, increased $67 million (134%) and $207 million (5,175%) for the second quarter and first half of 2012, respectively, as compared to the comparable periods of 2011.  The increase is primarily due to a reduction in net income in the second quarter and first half of 2012 from our consolidated subsidiaries primarily relating to KMP’s portion of our $327 million (pre-tax) and $755 million (pre-tax), respectively, non-cash loss from a remeasurement of net assets to fair value.

Income Taxes

Our total tax expense for continuing operations for the six months ended June 30, 2012 is approximately $105 million, as compared with 2011 tax expense for the same period of $183 million. The $78 million decrease in tax expense is due primarily to (i) the net effect of consolidating KMP's and EPB's income tax provisions; (ii) adjustments to our income tax reserve for uncertain tax positions; (iii) an adjustment to the deferred tax liability related to our investment in KMR; and (iv) the tax impact of recording a deferred tax asset related to our state net operating losses. These decreases are partially offset by (i) the impact of non tax-deductible costs incurred in 2012 to facilitate the acquisition of EP; (ii) an adjustment to the deferred tax liability related to non tax-deductible losses recorded to our investment in KMP in 2012; and (iii) the tax impact of an increase in the deferred state tax rate in 2012 as a result of the acquisition of the EP.

KMI's total tax expense for continuing operations for the three months ended June 30, 2012 is approximately $9 million, as compared with 2011 tax expense for the same period of $87 million. The $78 million decrease in tax expense is due primarily to the same items identified above for the six months ended June 30, 2012 period plus greater dividend-received deductions from our 20% investment in NGPL and 50% investment in Citrus. These decreases are partially offset by the same items identified above for the six months ended June 30, 2012 period.

Kinder Morgan, Inc. Form 10-Q

Financial Condition

General

Our acquisition of EP on May 25, 2012 resulted in significant changes in our consolidated financial position and our future cash requirements. As of June 30, 2012, we had a combined $675 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $264 million (64%) from December 31, 2011.  As of June 30, 2012, KMI also had approximately $757 million of borrowing capacity available under its $1.75 billion senior secured revolving credit facility, KMP had approximately $1.5 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility and EPB (through its wholly-owned subsidiary, EPPOC) had approximately $480 million of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility (discussed below in “—Short-term Liquidity”).  We believe that our cash position and remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.

We have relied primarily on cash provided from operations to fund our operations as well as our debt interest payments, sustaining capital expenditures, quarterly dividend payments and our subsidiaries' quarterly distributions.

Expansion capital expenditures, and debt principal payments, as such debt principal payments become due, have historically been funded by us and our subsidiaries through (i) additional borrowings (including commercial paper issuances by KMP); (ii) the issuance of additional common stock by us; (iii) issuance of shares by KMR with proceeds used for its purchase of additional KMP i-units; and (iv) issuance of common units by KMP or EPB. In addition, KMP has funded a portion of its historical expansion capital expenditures and debt principal payments with retained cash (which may result from including i-units owned by KMR in the determination of KMP's cash distributions per unit but paying quarterly distributions on i-units in additional i-units rather than cash).

In addition to results of operations, our, EPB and KMP’s debt and capital balances are affected by financing activities, as discussed below in “—Financing Activities.”

Subsequent Event - Financing of the Drop-Down Transaction

On August 6, 2012, KMP entered into a Credit Agreement (the “Credit Agreement”), as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and a syndicate of other lenders. The Credit Agreement provides for a $2.0 billion credit facility with a term of six months that may be used to back commercial paper issuances and for other general partnership purposes, which included to pay a portion of the purchase price for the Drop-Down Transaction, see Note 2 “Acquisitions and Divestiture—Drop-Down of EP Assets to KMP” to our consolidated financial statements included elsewhere in this report. KMP is required to prepay borrowings under the Credit Agreement with net proceeds from certain debt and equity issuances and from the expected sale of KMP's FTC Natural Gas Pipelines Disposal Group and such prepayments automatically will reduce the size of the credit facility. Borrowings under the Credit Agreement will bear interest, at KMP's election, based on LIBOR or the alternate base rate (the highest of the Administrative Agent's prime rate, the Federal Funds rate, or one month LIBOR plus 1%). The Credit Agreement includes financial and other covenants and events of default that are common in such agreements. The financial and other covenants under the Credit Agreement are comparable to those under KMP's existing revolving credit facility.

In addition to the above described Credit Agreement, on August 13, 2012, KMP completed a public offering of $1.25 billion in principal amount of senior notes in two separate series, consisting of $625 million of 3.45% notes due February 15, 2023, and $625 million of 5.00% notes due August 15, 2042. The net proceeds of approximately $1.24 billion were used to pay a portion of the purchase price for the Drop-Down Transaction.

Credit Ratings and Capital Market Liquidity

On July 17, 2012, Moody's Investors Service downgraded our senior secured debt ratings to Ba2 from Ba1 with a negative outlook. This action concludes the review that was initiated on October 18, 2011 after KMI agreed to purchase 100% of the stock of EP. Other actions taken by Moody's included placing EP's ratings on review for upgrade, and the affirmation of the senior unsecured ratings for KMP at Baa2 and EPB at Ba1. The EP ratings are under review to reflect the possibility that KMI will guarantee EP's debt. If not for the guarantee, a downgrade of EP's rating is likely.

A number of affiliated companies had their outlooks changed, the most notable being the change to a positive outlook from a negative outlook for Tennessee Gas Pipeline Company (TGP) and El Paso Natural Gas Company (EPNG) in line with our

Kinder Morgan, Inc. Form 10-Q

announced intention to drop-down 100% of TGP and 50% of EPNG from EP to KMP. An agreement to drop-down these assets to KMP was entered into on August 6, 2012 and the transaction was closed on August 13, 2012.

As a result of the above downgrade on our our senior secured debt ratings, the interest rate on our $1.75 billion senior secured revolving credit facility, 364-day facility and a $5.0 billion 3-year term loan facility, increased by 50 basis points, effective July 17, 2012.

Liquidity

As of June 30, 2012, our principal sources of short-term liquidity were (i) KMI’s $1.75 billion senior secured revolving credit facility; (ii) KMP’s $2.2 billion senior unsecured revolving credit facility with a diverse syndicate of banks; (iii) EPB's $1.0 billion senior unsecured revolving credit facility; and (iv) cash from operations.  The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program.  In addition, KMP’s facility can be amended to allow for borrowings of up to $2.5 billion.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $1,013 million and $954 million in first six months of 2012 and 2011, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

The following represents the revolving credit facilities that were available to KMI and its subsidiaries (KMP and EPB), debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit and (ii) outstanding borrowings under KMI’s credit facility, EPB's credit facility, and KMP’s commercial paper program.

	At June 30, 2012
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due May 2013	$920	$757
364-day bridge facility, due May 2013	$360	$—
KMP
$2.2 billion, five-year unsecured revolver, due July 2016	$446	$1,528
EPB
$1.0 billion, five-year secured revolver, due May 2016	$520	$480

Our combined balance of short-term debt as of June 30, 2012 was $3,271 million, primarily consisting of (i) $920 million in outstanding borrowings under KMI’s $1.75 billion senior secured credit facility; (ii) $360 million in outstanding borrowings under KMI's 364-day bridge facility; (iii) $839 million in principal amount of KMI’s 6.50% senior notes that mature on September 1, 2012; (iv) $500 million in principal amount of KMP’s 5.85% senior notes that mature September 15, 2012; and (v) $446 million of KMP’s outstanding commercial paper borrowings.  KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings.  KMI intends to refinance its short-term debt through either additional credit facility borrowings to replace maturing credit facility borrowings or issuing new long-term debt, or reduce it with proceeds from asset sales.

We had working capital deficits of $801 million and $2,866 million as of June 30, 2012 and December 31, 2011, respectively.  The overall $2,065 million (72%) favorable change from year-end 2011 was primarily due to (i) our reclassification, at estimated fair value, of the June 30, 2012 net assets of KMP’s FTC Natural Gas Pipelines disposal group as current assets and liabilities held for sale (because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of June 30, 2012).

Kinder Morgan, Inc. Form 10-Q

Long-term Financing

From time to time, KMI, KMP or EPB issue long-term debt securities often referred to as senior notes.  All of the senior notes of KMI, KMP or EPB issued to date, other than those issued by KMP and EPB’s subsidiaries and operating partnerships, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums.  KMI and its subsidiaries’ (other than KMP and its subsidiaries and EPB and its subsidiaries) senior notes are secured equally and ratably with KMI’s $1.75 billion senior secured revolving credit facility.  All of KMP and EPB's outstanding senior notes are unsecured obligations that rank equally with all other senior debt obligations. A modest amount of secured debt has been incurred by some of KMP’s operating partnerships and subsidiaries.  All of the fixed rate senior notes of KMI, KMP or EPB provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make-whole premium.

As of June 30, 2012 and December 31, 2011, the balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $32,598 million and $15,070 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.  We and our subsidiaries, including KMP and EPB, are subject, however, to conditions in the equity and debt markets and there can be no assurance we will be able or willing to access the public or private markets for equity and/or long-term senior notes in the future.  If we were unable or unwilling to access the equity markets, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our or our subsidiaries’ credit ratings.  Furthermore, our subsidiaries’ ability to access the public and private debt markets is affected by their respective credit ratings.

For additional information about our debt-related transactions in the first six months of 2012, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

Capital Expenditures

Our capital expenditures for the six months ended June 30, 2012 and the amount we expect to spend for the remainder of 2012 to grow and sustain our businesses are as follows (in millions):

	Six Months Ended		Remaining in
	June 30, 2012		2012		Total
KMI
Sustaining	$17	(a)	$90		$107
Discretionary	17		62		79
	34		152		186
KMP
Sustaining	96	(b)	208	(c)(d)	304
Discretionary	686		1,582	(c)(d)	2,268
	782		1,790		2,572
EPB
Sustaining	2		40		42
Discretionary	8		34		42
	10		74		84
Consolidated
Sustaining	115		338		453
Discretionary	711		1,678		2,389
Total	$826		$2,016		$2,842

(a)	Amount includes $4 million for our proportionate share of the sustaining capital expenditures for the 37-day period

Kinder Morgan, Inc. Form 10-Q

from May 25, 2012 to June 30, 2012 of (i) Florida Gas Transmission Company, LLC; (ii) Ruby Pipeline Holding Company, LLC; (iii) Gulf Holdings Group, LLC; and (iv) Young Gas Storage Company, Ltd.

(b)
Amount includes $5 million for KMP's proportionate share of the sustaining capital expenditures of (i) Rockies Express Pipeline LLC; (ii) Midcontinent Express Pipeline LLC; (iii) Fayetteville Express Pipeline LLC; (iv) Cypress Interstate Pipeline LLC; (v) EagleHawk Field Services; (vi) Eagle Ford Gathering LLC; and (vii) Red Cedar Gathering Company.

(c)	Amount excludes expenditures associated with the assets in KMP's FTC Natural Gas Pipelines disposal group for the months after anticipated disposal.

(d)	Amount includes capital expenditures for TGP and 50% of EPNG for the period from August 1, 2012 to December 31, 2012.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Six Months Ended June 30,
	2012	2011	increase/decrease
	(In millions)
Net cash provided by (used in):
Operating activities	$1,013	$954	$59
Investing activities	(5,790)	(519)	(5,271)
Financing activities	5,043	(586)	5,629

Effect of exchange rate changes on cash	(2)	3	(5)

Net increase (decrease) in cash and cash equivalents	$264	$(148)	$412

Operating Activities
The net increase of $59 million (6%) in cash provided by operating activities in the six months ended June 30, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $102 million increase in cash from overall higher net income—after adjusting our period-to-period $599 million decrease in net income for the following seven non-cash items: (i) a $755 million increase from the non-cash loss on remeasurement of KMP's FTC Natural Gas Pipelines disposal group to fair value (discussed further in Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation—Drop-Down of EP Assets to KMP” to our consolidated financial statements included elsewhere in this report); (ii) a $95 million increase due to higher non-cash depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments); (iii) a $74 million increase due to an EP litigation reserve adjustment that increased expense in June 2012; (iv) an $87 million increase due to noncash compensation expense recognized in May 2012 associated with the settlement of EP stock awards upon the acquisition of EP (discussed below under “—Investing Activities”); (v) a $165 million decrease related to KMP's rate case reserve adjustments that increased expense in June 2011; (vi) a $110 million decrease related to deferred income taxes; and (vii) a $35 million decrease due to higher earnings from equity investees in the first half of 2012. The period-to-period change in net income in 2012 versus 2011 is discussed above in “—Results of Operations” (including all of the certain items disclosed in the associated table footnotes);

▪	a $72 million increase in cash due to lower volumes and costs of natural gas put into storage on KMP's Kinder Morgan Texas Pipeline system;

▪
a $53 million increase in cash from an interest rate swap termination payment KMP received in June 2012, when it terminated a fixed-to-variable interest rate swap agreement having a notional principal amount of $100 million;

▪	a $32 million increase in cash due to higher distributions of equity earnings from equity investees (where our cumulative

Kinder Morgan, Inc. Form 10-Q

equity in earnings exceeds cumulative distributions received). Distributions of equity earnings from equity investments in the first half of 2012 were mainly comprised of $159 million of distributions from KMP's equity investees and $9 million from EP's equity investment in Citrus (subsequent to the May 2012 EP acquisition) versus $136 million of distributions received from KMP's equity investments a year ago;

▪
a $121 million decrease associated with EP's net changes in working capital subsequent to our acquisition of EP in May 2012, which includes payments totaling $112 million related to the termination of EP's accounts receivable sales program; and

▪	an $89 million decrease in cash due to higher products inventory, primarily due to KMP's incremental expenditures for short-term liquids transmix inventories.
Investing Activities
The $5,271 million net increase in cash expended for investing activities in the six months ended June 30, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $4,970 million decrease in cash due to our acquisition of EP in May of 2012, net of cash acquired of $6,581 million (as discussed in Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation” to our consolidated financial statements included elsewhere in this report);

▪	a $277 million decrease in cash due to higher capital expenditures, (see “—Capital Expenditures” above for information about our 2012 capital expenditures);

▪
a $59 million decrease in cash related to net changes in margin and restricted deposits, primarily due to the January 2011 release of $50 million in cash previously restricted for KMP's investment in Watco Companies, LLC (described below);

▪
an $18 million decrease in cash due to lower capital distributions (cumulative distributions in excess of our cumulative equity in earnings) received from equity investments in the first half of 2012-chiefly due to decreases in capital distributions received from both KMP's Rockies Express Pipeline LLC and KinderHawk Field Services LLC, but partially offset by incremental capital distributions of $16 million received subsequent to the acquisition of EP, from EP's equity investment in Citrus. However, (i) the decrease in distributions of capital from Rockies Express was partially offset by higher distributions of earnings, which are included within the Operating Activities section of our consolidated statement of cash flows; and (ii) the decrease in distributions of capital received from KinderHawk was due to the fact that KMP held only a 50% ownership interest in KinderHawk during the first half of 2011 and we accounted for this investment under the equity method of accounting;

▪
an $80 million increase in cash due to lower expenditures for acquisitions of assets and investments other than for the acquisition of EP described above. In the first six months of 2012, KMP paid $30 million to Enhanced Oil Resources to acquire a carbon dioxide source field and related assets located in Apache County, Arizona, and Catron County, New Mexico. In the first half of 2011, KMP spent a combined $110 million for asset and investment acquisitions, including $50 million for an initial preferred equity interest in Watco Companies, LLC, and $43 million for a newly constructed petroleum coke terminal located in Port Arthur, Texas; and

▪	a $20 million increase in cash due to a repayment received, subsequent to the EP acquisition in May 2012, from Gulf LNG Holdings, an equity investee of EP.
Financing Activities
The net increase of $5,629 million in cash provided by financing activities in the six months ended June 30, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $5,288 million increase due to proceeds received, (net of $87 million of debt issuance costs), from the issuance of debt for the financing of a portion of the cash consideration and related fees and expenses paid in connection with the May 2012 EP acquisition. The acquisition debt consisted of (i) a $5 billion 3-year term loan facility and (ii) $375 million of borrowings under our 364-day bridge facility. Further information regarding the acquisition and acquisition debt is discussed in Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation” and Note 3 “Debt” respectively, to our consolidated financial statements included elsewhere in this report;

Kinder Morgan, Inc. Form 10-Q

▪
a $1,032 million increase in cash from overall debt financing activities-which include our issuances and payments of debt and our debt issuance costs, other than the acquisition debt discussed above. The increase in cash consisted of (i) a $751 million increase due to lower net repayments of our senior notes; (ii) an $88 million increase associated with net issuances of short-term borrowings under our credit facilities (including a $15 million payment on the 364-day bridge facility); (iii) a $323 million increase due to lower net repayments of short-term borrowings under KMP's commercial paper program; (iv) a combined $151 million increase due to higher net issuances of KMP's senior notes (in the first six months of 2012 and 2011, KMP generated net proceeds of $544 million and $393 million, respectively, from both issuing and repaying its senior notes); and (v) a $281 million decrease due to net repayments of debt by EP subsequent to the May 2012 acquisition;

▪
a $424 million decrease in cash provided by noncontrolling interests contributions, primarily reflecting the $277 million proceeds KMP received, after commissions and underwriting expenses, from the sales of additional KMP common units in the first six months of 2012 (discussed in Note 4 “Stockholders' Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report), versus the $706 million it received from the sales of additional KMP common units in the first six months a year ago;

▪	a $110 million decrease in cash due to the repurchase of warrants;

▪	a $101 million decrease in cash due to increased dividend payments; and

▪
a $51 million decrease in cash due to increased noncontrolling interests distributions, primarily related to KMP distributions to its common unit owners. Further information regarding KMP's distributions is discussed following in “—KMP”

KMP

At June 30, 2012, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 36 million limited partner units of KMP. These units, which consist of 17 million common units, 5 million Class B units and 14 million i-units, represent approximately 10.4% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at June 30, 2012, our limited partner and general partner interests represented approximately 12.2% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2011 Form 10-K and our Current Report on Form 8-K filed May 4, 2012 contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

For further information about the partnership distributions KMP paid in the second quarter of 2012 (for the first quarterly period of 2012), see Note 4 “Stockholders' Equity-Noncontrolling Interests-KMP-Distributions” to our consolidated financial statements included elsewhere in this report.

Furthermore, on July 18, 2012, KMP declared a cash distribution of $1.23 per unit for the second quarter of 2012 (an annualized rate of $4.92 per unit). This distribution is 7% higher than the $1.15 per unit distribution KMP made for the second quarter of 2011.

Currently, KMP expects to declare cash distributions of $4.98 per unit for 2012, an 8% increase over its cash distributions of $4.61 per unit for 2011. KMP also expects that the combination of the asset divestitures and drop-downs from us will be slightly accretive to its distribution per unit in 2012 and nicely accretive thereafter.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes. KMP’s 2012 budget assumes an average West Texas Intermediate (WTI)

Kinder Morgan, Inc. Form 10-Q

crude oil price of approximately $93.75 per barrel (with some minor adjustments for timing, quality and location differences) in 2012, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2012 budget), KMP currently expects the average price of WTI crude oil will be approximately $93.05 per barrel in 2012.

Furthermore, for 2012, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million (or slightly over 0.1% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2011. KMP also currently expects to be unfavorably impacted by lower natural gas liquids prices, which it now projects to be approximately 23% lower for the full year 2012 than was assumed when KMP developed its 2012 budget. Due to the deteriorating natural gas liquids prices, KMP now expects to generate distributable cash flow in 2012 essentially equivalent to its distributions for 2012.

EPB

Through our EP acquisition, effective on May 25, 2012, we now indirectly own (i) a 43.5% limited partner interest in EPB; (ii) EPB's 2% general partner interest; and (iii) all of EPB's incentive distribution rights.
EPB's partnership agreement requires that it distribute 100 percent of "Available Cash", as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. See EPB's Annual Report on Form 10-K for the year ended December 31, 2011, which contains additional information concerning its partnership distributions.
On July 20, 2012, EPB declared a cash distribution of $0.55 per unit for the second quarter of 2012 (an annualized rate of $2.20 per unit). The distribution will include distributions to us for our ownership interests. This distribution is 15% higher than the $0.48 per unit distribution EPB made for the second quarter of 2011. Currently, EPB expects to declare cash distributions of $2.25 per unit for 2012, a 17% increase over the $1.93 per unit it distributed for 2011.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2011 in our 2011 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 12, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, to realize cost savings or other benefits associated with the acquisition of EP, or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A. “Risk Factors” of our 2011 Form 10-K and Part II, Item IA "Risk Factors" in this report for a more detailed description of factors that may affect the forward-looking statements.
Although we believe that these estimates and forward-looking statements are based on reasonable assumptions, they are subject to risks and uncertainties and are made in light of information currently available to us. Many factors, in addition to the factors described in this document and our 2011 Form 10-K, may adversely affect results as indicated in forward-looking statements. We urge you to read carefully all of our exchange act filings with the understanding that actual future results may be materially different from what we expect. Many of the factors that will determine these results are beyond our ability to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include:

•	our ability to successfully integrate EP's operations and to realize synergies from the acquisition;

Kinder Morgan, Inc. Form 10-Q

•	KMP's ability to complete the disposition of assets as required for Federal Trade Commission approval of of our acquisition of EP;

•	the additional conflicts of interest that may arise because we own indirectly the general partners of both KMP and EPB;

•	price trends and overall demand for natural gas liquids, refined petroleum products, oil, carbon dioxide, natural gas, electricity, coal, steel and other bulk materials and chemicals in North America;

•	economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•	changes in tax laws, principally related to KMP and EPB;

•
indebtedness, not only at the our level, but also at the EP, KMP and EPB levels, which could make each vulnerable to general adverse economic and industry conditions, limit their ability to borrow additional funds, and/or place them and us at competitive disadvantages compared to competitors that have less debt or have other adverse consequences;

•	possible changes in credit ratings, particularly as a result of our acquisition of EP, including effects on our borrowing costs;

•	capital markets conditions, inflation and interest rates;

•	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or ability to compete;

•	changes in the tariff rates charged by our pipeline subsidiaries implemented by the FERC, the CPUC, Canada's National Energy Board or another regulatory agency;

•	the ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to expand facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from terminals or pipelines;

•	the ability to successfully identify and close acquisitions and dispositions and make cost-saving changes in operations;

•	the ability to achieve cost savings and revenue growth;

•	the ability to complete expansion projects on time and on budget;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•
crude oil and natural gas production from exploration and production areas that we serve, such as the Permian and Anadarko basins of West Texas, the U.S. Rocky Mountains, the Marcellus shale gas formation in Pennsylvania, the areas of shale gas formation in Texas, Louisiana and along the Gulf Coast and the Alberta oil sands;

•
changes in accounting pronouncements that affect the measurement of results of operations, the timing of when such measurements are to be made and recorded and the disclosures surrounding these activities;

•
the ability to offer and sell equity securities and debt securities or obtain debt financing in sufficient amounts and on acceptable terms to implement that portion of the business plan that contemplates growth through acquisitions of operating businesses and assets and expansions of facilities;

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber-attacks), war or other causes;

•	the ability to obtain insurance coverage without significant levels of self-retention of risk;

Kinder Morgan, Inc. Form 10-Q

•	acts of nature, sabotage, terrorism (including cyber-attacks) or other similar acts causing damage greater than insurance coverage limits;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•
the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that may be experienced with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves;

•	the timing and success of business development efforts;

•	unfavorable results of litigation and the fruition of contingencies referred to in the notes to the financial statements included in our exchange act filings;

•	our dependence on cash distributions from our subsidiaries;

•	our ability to pay the anticipated level of dividends;

•	the impact of our and our subsidiaries' financial results on our ability to pay dividends;

•	the effect of steps taken to support KMP and EPB that reduce cash distributions received from those partnerships;

•
changes in our dividend policy implemented by our board of directors or resulting from restrictions under Delaware law or the terms of any future indebtedness, including indebtedness incurred in connection with the proposed acquisition of EP; and

•	those other factors discussed in the sections entitled "Risk Factors" in this document and our 2011 Form 10-K, including the risks relating to KMP, which apply equally to EPB.
        Forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any forward-looking statement because of new information, future events or other factors. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. There is no assurance that any of the risks described in the sections entitled "Risk Factors" in this document and our 2011 Form 10-K or that any of the uncertainties associated with the forward-looking statements discussed in this document will occur, or if any of them do, when they will occur or what impact they will have on our operations or financial condition. Future results and performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2011, in Item 7A of our 2011 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures.

As of June 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the

Kinder Morgan, Inc. Form 10-Q

Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 25, 2012, we completed our acquisition of EP. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include EP's operations. Except for this extension, we did not make any changes to our internal control over financial reporting in the second quarter of 2012 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2011 Form 10-K.

The terms upon which we will sell the assets comprising KMP’s FTC Natural Gas Pipelines disposal group are uncertain.

As a condition to receiving antitrust approval from the FTC of our acquisition of EP, we have agreed to divest the assets comprising KMP’s FTC Natural Gas Pipelines disposal group within six months following the acquisition of EP.  As a result, the price at which KMP ultimately agrees to sell these assets may be less than the price at which it would otherwise expect to sell them.

Further, as a result of this agreement with the FTC, we reduced the disposal group’s net asset carrying value to its estimated fair value and recognized a $755 million loss in the first six months of 2012 on the remeasurement to fair value.  However, the terms upon which we will sell these assets are subject to negotiation and agreement with an as-yet undetermined third party.  As a result, our estimate of the fair value of the disposal group’s net assets may not reflect the price at which we ultimately agree to sell them.

Our business, financial condition and operating results may be affected adversely by increased costs of capital or a reduction in the availability of credit.

Adverse changes to the availability, terms and cost of capital, interest rates or our credit ratings could cause our cost of doing business to increase by limiting our access to capital, limiting our ability to pursue acquisition opportunities and reducing our cash flows. Our credit ratings may be impacted by our leverage, liquidity, credit profile and potential transactions.  Also, continuing disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability impacting our ability to finance our operations on favorable terms. A significant reduction in the availability of credit could materially and adversely affect business, financial condition and results of operations.

In addition, any reduction in our credit ratings could negatively impact the credit ratings of our subsidiaries, which could increase their cost of capital and negatively affect their business and operating results. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments, as well as the market value of our common units.

Kinder Morgan, Inc. Form 10-Q

Conflicts of interest may arise between us, on the one hand and EPB and/or KMP on the other hand.

Conflicts of interest may arise because of the relationships among EPB, KMP and us, as the indirect owner of their general partners. Our directors and officers have fiduciary duties to manage our business in a manner beneficial to us and our stockholders. Some of our directors also are directors and officers of EPB's general partner or KMP's general partner and the respective partnership agreements have contractual procedures to address conflicts. The resolution of any conflicts may not always be in our best interest or that of our stockholders.

Kinder Morgan, Inc. Form 10-Q

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	—	Amended and Restated Bylaws of Kinder Morgan, Inc.
4.1	—
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

4.2	—
Warrant agreement, dated as of May 25, 2012, among Kinder Morgan, Inc., Computershare Trust Company, N.A. and Computershare Inc., as Warrant Agent (filed as exhibit 4.1 to Kinder Morgan Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2012 and incorporated herein by reference).

4.3	—
Amendment No. 1 to Shareholders Agreement , among Kinder Morgan, Inc. and certain holders of common stock (filed as exhibit 4.3 to Kinder Morgan Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2012 and incorporated herein by reference).

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	August 13, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)