Form 10-Q
period 2012-09-30
KINDER MORGAN, INC.
filed 2012-11-14
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of October 28, 2012, the registrant had the following number of shares of common stock outstanding:

Class A common stock	298,653,287
Class B common stock	46,592,538
Class C common stock	1,147,540
Class P common stock	738,058,572

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Millions, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Natural gas sales	$670	$925	$1,751	$2,575
Services	1,489	737	3,283	2,190
Product sales and other	711	460	1,860	1,241
Total Revenues	2,870	2,122	6,894	6,006

Operating Costs, Expenses and Other
Gas purchases and other costs of sales	854	914	2,071	2,550
Operations and maintenance	491	399	1,184	1,164
Depreciation, depletion and amortization	403	281	1,010	789
General and administrative	186	109	816	399
Taxes, other than income taxes	88	37	207	134
Other (expense) income	(4)	1	(22)	(12)
Total Operating Costs, Expenses and Other	2,018	1,741	5,266	5,024
Operating Income	852	381	1,628	982

Other Income (Expense)
Earnings from equity investments	101	50	238	156
Amortization of excess cost of equity investments	(5)	(2)	(9)	(5)
Interest expense	(532)	(176)	(1,013)	(524)
Interest income	9	6	20	17
Loss on remeasurement of previously held equity interest in KinderHawk to fair value (Note 2)	—	(167)	—	(167)
Other, net	21	3	29	11
Total Other Income (Expense)	(406)	(286)	(735)	(512)

Income from Continuing Operations Before Income Taxes	446	95	893	470

Income Tax Expense	(60)	(66)	(165)	(249)

Income from Continuing Operations	386	29	728	221

Discontinued Operations (Note 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax	48	55	145	146
Loss from costs to sell and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	(179)	—	(934)	—
(Loss) Income from Discontinued Operations, net of tax	(131)	55	(789)	146

Net Income (Loss)	255	84	(61)	367

Net (Income) Loss Attributable to Noncontrolling Interests	(55)	68	156	72

Net Income Attributable to Kinder Morgan, Inc.	$200	$152	$95	$439

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (continued) (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Class P Shares
Basic Earnings Per Common Share From Continuing Operations	$0.21	$0.20	$0.33	$0.50
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.02)	0.01	(0.22)	0.02
Total Basic Earnings Per Common Share	$0.19	$0.21	$0.11	$0.52
Class A Shares
Basic Earnings Per Common Share From Continuing Operations	$0.19	$0.18	$0.26	$0.46
Basic (Loss) Earnings Per Common Share From Discontinued Operations	(0.02)	0.01	(0.22)	0.02
Total Basic Earnings Per Common Share	$0.17	$0.19	$0.04	$0.48
Basic Weighted-Average Number of Shares Outstanding
Class P Shares	605	111	366	111
Class A Shares	432	596	496	596
Class P Shares
Diluted Earnings Per Common Share From Continuing Operations	$0.21	$0.20	$0.33	$0.50
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.02)	0.01	(0.22)	0.02
Total Diluted Earnings Per Common Share	$0.19	$0.21	$0.11	$0.52
Class A Shares
Diluted Earnings Per Common Share From Continuing Operations	$0.19	$0.18	$0.26	$0.46
Diluted (Loss) Earnings Per Common Share From Discontinued Operations	(0.02)	0.01	(0.22)	0.02
Total Diluted Earnings Per Common Share	$0.17	$0.19	$0.04	$0.48
Diluted Weighted-Average Number of Shares Outstanding
Class P Shares	1,039	708	864	707
Class A Shares	432	596	496	596
Dividends Per Common Share Declared	$0.36	$0.30	$1.03	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Kinder Morgan, Inc.
Net income	$200	$152	$95	$439
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $19, $(72), $(15) and $(55), respectively)	(30)	120	25	90
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $2, $(8), $(1) and $(30), respectively)	(5)	11	1	49
Foreign currency translation adjustments (net of tax (expense) benefit of $(13), $30, $(13) and $19, respectively)	22	(50)	21	(31)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $1, $-, $(7) and $2, respectively)	(1)	—	12	(4)
Total other comprehensive (loss) income	(14)	81	59	104
Total comprehensive income	186	233	154	543

Noncontrolling Interests
Net income (loss)	55	(68)	(156)	(72)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $5, $(20), $(5) and $(15) respectively)	(41)	177	46	132
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $-, $(2), $(1) and $(9), respectively)	(5)	23	4	87
Foreign currency translation adjustments (net of tax (expense) benefit of $(4), $8, $(4) and $5, respectively)	32	(75)	31	(47)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $1, $-, $1 and $1, respectively)	(2)	—	(2)	(6)
Total other comprehensive (loss) income	(16)	125	79	166
Total comprehensive income (loss)	39	57	(77)	94

Total
Net income (loss)	255	84	(61)	367
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $24, $(92), $(20) and $(70), respectively)	(71)	297	71	222
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $2, $(10), $(1) and $(39), respectively)	(10)	34	5	136
Foreign currency translation adjustments (net of tax (expense) benefit of $(17), $38, $(17) and $24, respectively)	54	(125)	52	(78)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $2, $-, $(6) and $3, respectively)	(3)	—	10	(10)
Total other comprehensive (loss) income	(30)	206	138	270
Total comprehensive income	$225	$290	$77	$637

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share and Per Share Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI (Note 13)	$175	$2
Cash and cash equivalents – KMP and EPB (Note 13)	600	409
Restricted deposits	56	34
Accounts, notes and interest receivable, net	1,296	914
Inventories	322	110
Gas in underground storage	57	62
Fair value of derivative contracts	82	72
Assets held for sale	1,909	—
Other current assets	625	60
Total current assets	5,122	1,663

Property, plant and equipment, net (Note 13)	30,881	17,926
Investments	6,135	3,744
Notes receivable	192	165
Goodwill (Note 13)	23,557	5,074
Other intangibles, net	1,192	1,185
Fair value of derivative contracts	784	698
Deferred charges and other assets	2,190	262
Total Assets	$70,053	$30,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI (Note 13)	$1,159	$1,261
Current portion of debt – KMP and EPB (Note 13)	2,790	1,638
Cash book overdrafts	66	23
Accounts payable	1,066	728
Accrued interest	363	330
Accrued taxes	240	38
Deferred revenues	98	100
Fair value of derivative contracts	144	121
Accrued other current liabilities	934	290
Total current liabilities	6,860	4,529

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 13)	10,213	1,978
Outstanding – KMP and EPB (Note 13)	19,467	11,183
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,695	1,095
Total long-term debt	32,475	14,356
Deferred income taxes	3,920	2,199
Fair value of derivative contracts	182	39
Other long-term liabilities and deferred credits	2,718	1,026
Total long-term liabilities and deferred credits	39,295	17,620
Total Liabilities	$46,155	$22,149

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In Millions, Except Share and Per Share Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 648,416,623 and 170,921,140 shares, respectively, issued and outstanding	$6	$2
Class A shares, $0.01 par value, 707,000,000 shares authorized, 388,717,261 and 535,972,387 shares, respectively, issued and outstanding	4	5
Class B shares, $0.01 par value, 100,000,000 shares authorized, 89,304,799 and 94,132,596 shares, respectively, issued and outstanding	1	1
Class C shares, $0.01 par value, 2,462,927 shares authorized, 2,315,497 and 2,318,258 shares, respectively, issued and outstanding	—	—
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,924	3,431
Retained deficit	(733)	(3)
Accumulated other comprehensive loss	(56)	(115)
Total Kinder Morgan, Inc.’s stockholders’ equity	14,146	3,321
Noncontrolling interests	9,752	5,247
Total Stockholders’ Equity	23,898	8,568
Total Liabilities and Stockholders’ Equity	$70,053	$30,717

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net (loss) income	$(61)	$367
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	1,017	807
Deferred income taxes	20	78
Amortization of excess cost of equity investments	9	5
Loss from costs to sell and the remeasurement of net assets to fair value (Note 2)	934	167
Loss on early extinguishment of debt	82	—
Non-cash compensation expense on settlement of EP stock awards	87	—
Earnings from equity investments	(302)	(215)
Distributions from equity investments	290	201
Proceeds from termination of interest rate swap agreements	53	73
Pension contributions in excess of expense	(9)	(10)
Changes in components of working capital, net of effects of acquisition
Accounts receivable	(25)	35
Inventories	(100)	9
Other current assets	41	(2)
Accounts payable	(91)	(7)
Cash book overdrafts	44	8
Accrued interest	(175)	(184)
Accrued taxes	64	36
Accrued liabilities	50	(1)
Rate reparations, refunds and other litigation reserve adjustments	(23)	160
Other, net	22	69
Net Cash Provided by Operating Activities	1,927	1,596

Cash Flows From Investing Activities
Acquisition of El Paso (net of $6,581 cash acquired)	(4,970)	—
Acquisitions of assets and investments	(72)	(945)
Repayments from related party	48	29
Capital expenditures	(1,399)	(845)
Sale or casualty of property, plant and equipment, and other net assets, net of removal costs	40	29
(Investments in) proceeds from margin and restricted deposits	(27)	55
Contributions to investments	(158)	(297)
Distributions from equity investments in excess of cumulative earnings	159	185
Refined products, natural gas liquids and transmix line-fill	14	—
Other, net	—	3
Net Cash Used in Investing Activities	$(6,365)	$(1,786)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Financing Activities
Issuance of debt - KMI	$7,244	$1,750
Payment of debt - KMI	(4,864)	(2,125)
Issuance of debt - KMP and EPB	8,483	6,356
Payment of debt - KMP and EPB	(5,557)	(5,538)
Debt issue costs	(104)	(19)
Cash dividends	(810)	(557)
Repurchase of warrants	(136)	—
Contributions from noncontrolling interests	1,404	817
Distributions to noncontrolling interests	(853)	(707)
Other, net	(18)	—
Net Cash Provided by (Used in) Financing Activities	4,789	(23)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	13	(15)

Net Increase (Decrease) in Cash and Cash Equivalents	364	(228)
Cash and Cash Equivalents, beginning of period	411	502
Cash and Cash Equivalents, end of period	$775	$274

Noncash Investing and Financing Activities
Net assets and liabilities acquired by the issuance of shares and warrants	$11,464	$—
Liabilities settled by the issuance of shares and warrants	$12	$—
Assets acquired by the assumption or incurrence of liabilities	$—	$180
Assets acquired or liabilities settled by contributions from noncontrolling interests	$306	$24
Contribution of net assets to investments	$—	$8
Sale of investment ownership interest in exchange for note	$—	$4
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,051	$669
Net cash paid during the period for income taxes	$175	$177

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

Effective on May 25, 2012, we completed the acquisition of all of the outstanding shares of El Paso Corporation, referred to as “EP.” As a result, we own a 41% limited partner interest and the 2% general partner interest in El Paso Pipeline Partners, L.P., referred to as “EPB,” as well as certain natural gas pipeline assets.

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

We also own the general partner and approximately 11% of the limited partner interests of Kinder Morgan Energy Partners, L.P., referred to as “KMP,” one of the largest publicly-traded pipeline limited partnerships in America.

On February 10, 2011, we converted from a Delaware limited liability company to a Delaware corporation and changed our name from Kinder Morgan Holdco LLC to Kinder Morgan, Inc.  Our subsidiary formerly known as Kinder Morgan, Inc. was renamed Kinder Morgan Kansas, Inc. (KMK).  On February 29, 2011, KMK was merged into KMI.  On February 16, 2011, we completed the initial public offering of our common stock (the offering).  All of the common stock that was sold in the offering was sold by our existing investors, consisting of funds advised by or affiliated with Goldman Sachs & Co., Highstar Capital LP, The Carlyle Group and Riverstone Holdings LLC. No members of management sold shares in the offering and we did not receive any proceeds from the offering. Our common stock trades on the New York Stock Exchange under the symbol “KMI.”

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

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-

Kinder Morgan, Inc. Form 10-Q

owned subsidiaries as well as the accounts of KMP, EPB and KMR.  Investments in jointly-owned operations in which we hold a 50% or less interest (other than KMP, EPB and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated.

Notwithstanding the consolidation of KMP and EPB, and their respective subsidiaries, into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and EPB, and/or their respective subsidiaries, and vice versa, except as discussed in the following paragraph.  Responsibility for payments of obligations reflected in our, KMP’s or EPB's financial statements is a legal determination based on the entity that incurs the liability.

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $4.3 billion of its debt. This includes $3.6 billion associated with KMP's August 2012 purchase of Tennessee Gas Pipeline L.L.C. and 50% of El Paso Natural Gas Company, L.L.C. In conjunction with our EP acquisition, we have agreed to indemnify EPB with respect to $470 million of its debt. We would be obligated to perform under these indemnities only if KMP’s or EPB's assets, as applicable, were unable to satisfy its obligations.

Following our March 15, 2012 announcement of our intention to sell the assets that comprise KMP’s FTC Natural Gas Pipelines disposal group (described in Note 2) in order to receive regulatory approval for our EP acquisition, we accounted for the disposal group as discontinued operations in accordance with the provisions of the “Presentation of Financial Statements—Discontinued Operations” Topic of the Codification.  Accordingly, we (i) reclassified and excluded KMP’s FTC Natural Gas Pipelines disposal group’s results of operations from our results of continuing operations and reported the disposal group’s results of operations separately as “Income from operations of KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax” within the discontinued operations section of our accompanying consolidated statements of income for all periods presented; (ii) separately reported a “Loss from costs to sell and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statements of income for the three and nine months ended September 30, 2012; and (iii) reclassified and reported the disposal group’s combined assets separately as “Assets held for sale” in our accompanying consolidated balance sheet as of September 30, 2012.  Because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of September 30, 2012.  In addition, we did not elect to present separately the operating, investing and financing cash flows related to the disposal group in our accompanying consolidated statements of cash flows. For more information about the discontinued operations of KMP's FTC Natural Gas Pipelines disposal group, see Note 2.

We evaluate goodwill for impairment on May 31 of each year. For this purpose, on May 31, 2012, we had six reporting units as follows: (i) Products Pipelines-KMP (excluding associated terminals); (ii) Products Pipelines Terminals-KMP (evaluated separately from Products Pipelines for goodwill purposes); (iii) CO2-KMP; (iv) Terminals-KMP; (v) Kinder Morgan Canada-KMP; and (vi) Natural Gas Pipelines. There were no impairment charges resulting from our May 31, 2012 impairment testing, and no event indicating an impairment has occurred subsequent to that date.
Earnings per Share

Earnings per share is calculated using the two-class method.  Earnings are allocated to each class of common stock based on the amount of dividends declared in the current period for each class of stock plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security shares in earnings or excess distributions over earnings.  For the investor retained stock, the allocation of undistributed earnings or excess distributions over earnings is in direct proportion to the maximum number of Class P shares into which it can convert.

For the Class P diluted per share computations, total net income attributable to Kinder Morgan, Inc. is divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.  This includes the Class P shares into which the investor retained stock is convertible.  The number of Class P shares on a fully-converted basis is the same before and after any conversion of our investor retained stock.  Each time one Class P share is issued upon conversion of investor retained stock, the number of Class P shares goes up by one, and the number of Class P shares into which the investor retained stock is convertible goes down by one.  Accordingly, there is no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares does not impact the number of Class P shares on a fully-converted basis.  Commencing with the acquisition of EP, dilutive potential shares also include the Class P shares issuable in connection with the warrants (see Note 4) and the trust preferred securities (see Note 3).  For the three and nine months ended September 30, 2012, our warrants and convertible trust preferred securities were antidilutive and, accordingly, were excluded from the determination of diluted earnings per share.

As no securities are convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares are the same.

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012, three months ended September 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through September 30, 2011 (in millions, except per share amounts):

	Three Months Ended September 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$386
Less: income from continuing operations attributable to noncontrolling interests				(171)
Income from continuing operations attributable to KMI				215
Dividends declared during period	$212	$142	$10	(364)
Excess distributions over earnings	(87)	(62)	—	$(149)
Income from continuing operations attributable to shareholders	$125	$80	$10	$215
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	605	432	N/A
Basic earnings per common share from continuing operations(b)	$0.21	$0.19	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$215	$80	N/A
Diluted weighted-average number of shares	1,039	432	N/A
Diluted earnings per common share from continuing operations(b)	$0.21	$0.19	N/A

	Nine Months Ended September 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$728
Less: income from continuing operations attributable to noncontrolling interests				(441)
Income from continuing operations attributable to KMI				287
Dividends declared during period	$343	$432	$35	(810)
Excess distributions over earnings	(221)	(301)	(1)	$(523)
Income from continuing operations attributable to shareholders	$122	$131	$34	$287
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	366	496	N/A
Basic earnings per common share from continuing operations(b)	$0.33	$0.26	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$287	$131	N/A
Diluted weighted-average number of shares	864	496	N/A
Diluted earnings per common share from continuing operations(b)	$0.33	$0.26	N/A

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended September 30, 2011
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$29
Less: loss from continuing operations attributable to noncontrolling interests				116
Income from continuing operations attributable to KMI				145
Dividends declared during period	$34	$166	$13	(213)
Excess distributions over earnings	(11)	(57)	—	$(68)
Income from continuing operations attributable to shareholders	$23	$109	$13	$145
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	111	596	N/A
Basic earnings per common share from continuing operations(b)	$0.20	$0.18	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$145	$109	N/A
Diluted weighted-average number of shares	708	596	N/A
Diluted earnings per common share from continuing operations(b)	$0.20	$0.18	N/A

	February 11. 2011 through September 30, 2011
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations for the nine months ended September 30, 2011				$221
Less: loss from continuing operations attributable to noncontrolling interests for the nine months ended September 30, 2011				199
Income from continuing operations attributable to KMI				420
Less: income from continuing operations attributable to KMI members prior to incorporation				(67)
Income from continuing operations attributable to shareholders				353
Dividends declared during the period	$49	$237	$26	(312)
Remaining undistributed earnings	6	35	—	$41
Income from continuing operations attributable to shareholders	$55	$272	$26	$353
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding(d)	111	596	N/A
Basic earnings per common share from continuing operations(b)	$0.50	$0.46	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$353	$272	N/A
Diluted weighted-average number of shares(d)	707	596	N/A
Diluted earnings per common share from continuing operations(b)	$0.50	$0.46	N/A

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of total basic and diluted earnings per share for the three and nine months ended September 30, 2012, three months ended September 30, 2011 and the period February 11, 2011 (the date of our initial public offering) through September 30, 2011 (in millions, except per share amounts):

	Three Months Ended September 30, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$200
Dividends declared during period	$212	$142	$10	(364)
Excess distributions over earnings	(96)	(68)	—	$(164)
Net income attributable to shareholders	$116	$74	$10	$200
Basic earnings per share
Basic weighted-average number of shares outstanding	605	432	N/A
Basic earnings per common share(b)	$0.19	$0.17	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$200	$74	N/A
Diluted weighted-average number of shares	1,039	432	N/A
Diluted earnings per common share(b)	$0.19	$0.17	N/A

	Nine Months Ended September 30, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$95
Dividends declared during period	$343	$432	$35	(810)
Excess distributions over earnings	(303)	(410)	(2)	$(715)
Net income attributable to shareholders	$40	$22	$33	$95
Basic earnings per share
Basic weighted-average number of shares outstanding	366	496	N/A
Basic earnings per common share(b)	$0.11	$0.04	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$95	$22	N/A
Diluted weighted-average number of shares	864	496	N/A
Diluted earnings per common share(b)	$0.11	$0.04	N/A

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended September 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$152
Dividends declared during period	$34	$166	$13	(213)
Excess distributions over earnings	(10)	(51)	—	$(61)
Net income attributable to shareholders	$24	$115	$13	$152
Basic earnings per share
Basic weighted-average number of shares outstanding	111	596	N/A
Basic earnings per common share(b)	$0.21	$0.19	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$152	$115	N/A
Diluted weighted-average number of shares	708	596	N/A
Diluted earnings per common share(b)	$0.21	$0.19	N/A

	February 11, 2011 through September 30, 2011
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI for the nine months ended September 30, 2011				$439
Less: income attributable to KMI members prior to incorporation				(71)
Net income attributable to shareholders				368
Dividends declared during period	$49	$237	$26	(312)
Remaining undistributed earnings	8	48	—	$56
Net income attributable to shareholders	$57	$285	$26	$368
Basic earnings per share
Basic weighted-average number of shares outstanding(d)	111	596	N/A
Basic earnings per common share(b)	0.52	0.48	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$368	$285	N/A
Diluted weighted-average number of shares(d)	707	596	N/A
Diluted earnings per common share(b)	$0.52	$0.48	N/A
_______

(a)
Participating securities include Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contain rights to dividends.  Our Class B and Class C shares are entitled to participate in our earnings, only to the extent of cash distributions made to them. As a result, no earnings in excess of dividends received were allocated to the Class B and Class C shares in our determination of basic and diluted earnings per share.

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

Kinder Morgan, Inc. Form 10-Q

from February 11, 2011 to September 30, 2011.

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
Together EP, and its subsidiary EPB, offered natural gas transmission services to a range of customers, including natural gas producers, marketers and end-users, as well as other natural gas transmission, distribution and electric generation companies. The pipelines group of EP and EPB were the nation's largest interstate natural gas pipeline franchise, transporting natural gas through interstate natural gas pipelines that connect the nation's principal supply regions to its major consuming regions (the Gulf Coast, California, the northeast, the southwest and the southeast). The pipelines business also included storage and liquefied natural gas terminaling facilities.
We accounted for the EP Merger using the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet presented as of September 30, 2012 reflects preliminary purchase price allocations based on available information. Management is reviewing the valuation and confirming results to determine the final purchase price allocation, which is expected to be completed in the fourth quarter of 2012. On May 24, 2012, EP sold its subsidiary, EP Energy LLC, which consisted of EP's exploration and production business for $7.2 billion. Accordingly, the assets and liabilities of EP Energy LLC are not included in the purchase price allocation table below and the net sale proceeds were used to pay off the holders of EP Energy LLC's $961 million long-term debt, and the remaining $6.2 billion (included in “Current assets” in the table below) was used to pay for a portion of the $11.6 billion cash portion of the purchase price. EP's net operating loss carryforwards are expected to significantly offset the cash taxes associated with the sale of EP Energy LLC.

The following is the purchase price for EP (in millions, except per share and per warrant amounts):

Cash portion of purchase price	$11,551

Total KMI Class P shares issued	330
KMI Class P share price as of May 24, 2012	$32.11
Fair value of KMI Class P shares portion of purchase price	$10,601

Total KMI warrants issued	505
KMI warrant fair value per warrant as of May 24, 2012	$1.71
Fair value of KMI warrants portion of purchase price	$863
Total consideration paid (excluding debt assumed)	$23,015
Less: EP share based awards expensed in the 37 day period after May 25, 2012	(87)

Total Purchase Price	$22,928

Kinder Morgan, Inc. Form 10-Q

The preliminary allocation of the purchase price is as follows (in millions):

Preliminary Purchase Price Allocation:
Current assets	$7,175
Goodwill (a)	18,476
Investments (b)	4,202
Property, plant and equipment, net (c)	12,932
Deferred charges and other assets (d)	1,511
Current liabilities	(1,441)
Deferred income taxes (e)	(900)
Other deferred credits	(1,813)
Long-term debt (f)	(13,417)
Net assets acquired	26,725
Less: Fair value of noncontrolling interests (g)	(3,797)
Total Purchase Price	$22,928
________
(a) Goodwill includes a purchase price allocation adjustment of $18.5 billion, which represents the excess of the consideration transferred over the fair value of the assets acquired and liabilities assumed. Goodwill was recognized in the Natural Gas Pipelines reporting segment. Goodwill is not amortized and is not deductible for tax purposes, but is subject to an impairment test annually and when other impairment conditions arise.
(b) Investments were recorded at their estimated fair market value, which resulted in a purchase price allocation adjustment (increase) of $1.8 billion primarily associated with EP's equity investments in Citrus, El Paso Midstream Investment Company, LLC, Ruby Pipeline Holding Company, LLC and Gulf LNG Holdings Group, LLC.
(c) Property, plant and equipment, net includes a $2.1 billion reduction to record EP's regulated businesses at their regulatory value in conformity with our accounting policy.
(d) Deferred charges and other assets include a purchase price allocation adjustment of $1.0 billion to record a regulatory offset to the fair value of debt purchase price allocation adjustment described in footnote (f) below.
(e) Deferred income taxes include a purchase price allocation reduction adjustment of $158 million (net) which primarily consisted of an adjustment to reduce deferred tax liabilities associated with the tax effects of purchase price allocation adjustments described herein, partially offset by adjustments to EP's equity investment in Citrus using our statutory federal and state tax rate of 37%.
(f) EP's debt assumed in the acquisition was recorded at its fair market value resulting in a $1.7 billion purchase price allocation adjustment (increase).
(g) Represents the fair value of noncontrolling interests associated with EP's investment in EPB. The amount assigned in the purchase price allocation process was based on the 117 million EPB common units outstanding to the public as of May 24, 2012 and valued at EPB's May 24, 2012 closing price of $32.37 per common unit.

Pro Forma Statements of Income
The following unaudited pro forma condensed consolidated statements of income for the nine months ended September 30, 2012 and 2011 are presented as if the EP acquisition had been completed on January 1, 2011. The pro forma condensed consolidated statements of income are not necessarily indicative of what the actual results of operations or financial position of KMI would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of KMI for any future periods or as of any date. The pro forma condensed consolidated statements of income do not give effect to any cost savings, operating synergies, or revenue enhancements expected to result from the transactions or the costs to achieve these cost savings, operating synergies, and revenue enhancements.

Kinder Morgan, Inc. Form 10-Q

The following pro forma information is in millions, except per share amounts.

	Nine Months Ended September 30,
	2012	2011
Revenues	$8,059	$8,173
Income from continuing operations	$540	$135
Income from discontinued operations	$1,279	$388
Net income attributable to Kinder Morgan, Inc.	$2,071	$372
Class P shares
Basic earnings per common share	$1.99	$0.29
Diluted earnings per common share	$1.99	$0.29
Class A shares
Basic earnings per common share	$1.93	$0.25
Diluted earnings per common share	$1.93	$0.25
__________
The pro forma condensed statements of income include adjustments to:

•	include the results of EP for all periods presented;

•
include the results of discontinued operations from (i) EP Energy and (ii) KMP’s FTC Natural Gas Pipelines disposal group (see below) including (i) a $2 billion gain (net of income taxes) on the sale of EP Energy for the nine months ended September 30, 2012 and (ii) $934 million of losses (net of income taxes) on selling costs and the remeasurement of the asset disposal group for the nine months ended September 30, 2012;

•	include incremental interest expense related to financing the transactions;

•	include incremental depreciation and amortization expense on assets and liabilities that were revalued as part of the purchase price allocation;

•	reflect income taxes for the above adjustments at our effective income tax rate; and

•	reflect the increase in KMI Class P shares outstanding.

Expenses Related to the EP Acquisition

During the nine months ended September 30, 2012, we incurred $468 million of pre-tax expenses associated with the EP acquisition, and EP Energy sale, including (i) $157 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; (iv) $96 million for legal fees and reserves; and (v) a $106 million write-off (due to debt repayments) or amortization of capitalized financing fees associated with the EP acquisition financing; less (vi) a $38 million benefit associated with pension income and legal recoveries.

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 1 “General-Basis of Presentation,” in March 2012, we began accounting for KMP's FTC Natural Gas Pipelines disposal group as discontinued operations. We had previously remeasured the disposal group in the first half of 2012 to reflect our initial assessment of its fair value as a result of the FTC mandated sale requirement and based on additional information gained in the sale process during the current quarter, we recognized additional loss amounts from fair value measurement and sales liability adjustments. For the nine months ended September 30, 2012, we recognized a combined $934 million non-cash loss from both remeasurement and estimated costs to sell and we reported this amount separately as “Loss from costs to sell and the remeasurement of KMP's FTC Natural Gas Pipelines disposal group to fair value, net of tax" within the discontinued operations section of our accompanying consolidated statement of income for the nine months ended September 30, 2012.
We also reclassified the fair value of the disposal group's assets as “Assets held for sale” in our accompanying

Kinder Morgan, Inc. Form 10-Q

consolidated balance sheet as of September 30, 2012 (because the disposal group's combined liabilities were not material to our consolidated balance sheet as of September 30, 2012, we included the disposal group's liabilities within “Accrued other current liabilities”). “Assets held for sale” are primarily comprised of property, plant and equipment, and our investment in the Rockies Express natural gas pipeline system.
Summarized financial information for KMP’s FTC Natural Gas Pipelines disposal group is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues	$71	$83	$204	$241
Operating expenses	(45)	(42)	(116)	(136)
Depreciation and amortization	—	(6)	(7)	(18)
Other expense	(1)	—	(1)	—
Earnings from equity investments	22	21	64	59
Interest income and Other, net	—	1	1	2
Income tax expense	—	(2)	—	(2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group	$47	$55	$145	$146
On November 13, 2012, we completed the sale of KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, LP and received approximately $1.76 billion in cash from the transaction (net of selling costs), which KMP will use to pay off and terminate its $2.0 billion short-term bridge loan credit facility, which had an outstanding balance of $1.685 billion, with the remaining portion from the sale used to pay down commercial paper borrowings.

Drop-Down of EP Assets to KMP

Effective August 1, 2012, KMP acquired from us (i) 100% of the outstanding equity interests in the Tennessee Gas natural gas pipeline system (Tennessee Gas Pipeline L.L.C. or TGP), and a 50% ownership interest in the El Paso Natural Gas pipeline system (El Paso Natural Gas Company, L.L.C. or EPNG) for an aggregate consideration (including debt assumed) of $6.2 billion, referred to herein as the drop-down transaction. The drop-down transaction was completed by KMI to allow KMP to replace the cash flows associated with KMP's FTC Natural Gas Pipelines disposal group discussed above. The drop-down transaction was accounted for as a transfer of net assets between entities under common control. Specifically, KMP recognized the acquired assets and assumed liabilities at our carrying value, including our purchase accounting adjustments, as of May 25, 2012.

The consideration that we received from KMP consisted of (i) $3.5 billion in cash; (ii) 4,667,575 of KMP's common units (valued at $0.4 billion based on KMP's $81.52 closing market price of the common units on the New York Stock Exchange on the August 13, 2012 issuance date); and (iii) $2.3 billion in assumed debt (consisting of the combined carrying value of 100% of TGP's debt borrowings and 50% of EPNG's debt borrowings as of August 1, 2012, excluding any debt fair value adjustments).
The terms of the drop-down transaction were approved on our behalf by the independent members of our board of directors and on KMP's behalf by its audit committees and the boards of directors of both its general partner and KMR, in its capacity as the delegate of KMP's general partner, following the receipt by the independent directors of our and the audit committees of KMP's general partner and KMR of separate fairness opinions from different independent financial advisors.
We used the proceeds from the drop-down transaction to (i) pay down $2.3 billion on our 3-year term loan facility; (ii) pay off and terminate our 364-day bridge facility; and (iii) pay off an $839 million senior note which matured on September 1, 2012. Also, see Note 3.

KMP Investment in El Paso Midstream Investment Company, LLC
Effective June 1, 2012, KMP acquired from an investment vehicle affiliated with Kohlberg Kravis Roberts & Co. L.P. (together with its affiliates, referred to as KKR) a 50% ownership interest in El Paso Midstream Investment Company, LLC (EP Midstream), a joint venture that owns (i) the Altamont natural gas gathering, processing and treating assets located in the Uinta Basin in Utah; and (ii) the Camino Real natural gas and oil gathering system located in the Eagle Ford shale formation in South

Kinder Morgan, Inc. Form 10-Q

Texas. KMP acquired its equity interest for an aggregate consideration of $289 million in common units (KMP issued 3,792,461 common units and determined each unit's value based on KMP's $76.23 closing market price of the common units on the New York Stock Exchange on the June 4, 2012 issuance date).
We, through our EP acquisition, own the remaining 50%, and as a result we consolidate EP Midstream in the accompanying unaudited consolidated balance sheet effective June 1, 2012. No gain or loss on the previously held equity investment was recognized as the fair value of the equity investment acquired through our EP acquisition was determined to equal the $289 million purchase price paid by KMP for their 50% interest. As such, the fair value of 100% of EP Midstream was determined to be $578 million. EP Midstream's operating results are included in the Natural Gas Pipelines business unit.
We measured the identifiable intangible assets acquired at fair value on the acquisition date, and as a result, we recognized $50 million in “Deferred charges and other assets,” representing the fair value of separate and identifiable relationships with existing customers.  We estimate the remaining useful life of these existing customer relationships to be approximately ten years.  After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, we recognized $248 million of “Goodwill,” an intangible asset representing the future economic benefits expected to be derived from this acquisition that are not assigned to other identifiable, separately recognizable assets acquired.  We believe the primary item that generated the goodwill is our ability to grow the business by leveraging our pre-existing natural gas operations, and we believe that this value contributed to our acquisition price exceeding the fair value of acquired identifiable net assets and liabilities. This goodwill is not deductible for tax purposes.
Income Tax Impact on the Drop-Down of EP Assets to KMP and KMP Investment in EP Midstream

As discussed above, we accounted for the acquisition of EP as a business combination and for the subsequent drop-down transaction as a transfer of net assets between entities under common control. For income tax purposes, the drop-down transaction was treated as a partial sale and partial contribution.

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non tax deductible goodwill. As a result of the drop-down transaction, a deferred tax liability arose related to the portion of the outside basis difference associated with the underlying goodwill that was contributed to KMP by us. However, since the drop-down was a transaction between entities under common control, we recognized an offsetting deferred charge of $451 million, which will be amortized to income tax expense over the remaining useful lives of the transferred assets of approximately 25 years. Similar to the impact described above, KMP's acquisition of a 50% ownership interest in the EP Midstream joint venture, also generated the recognition of a deferred charge and corresponding deferred tax liability and is included in the amount above.

The amortization of the deferred charge will result in incremental income tax expense of approximately $18 million per year. For the nine months ended September 30, 2012, total income tax expense related to the amortization of the deferred charge was approximately $3 million.

KinderHawk Field Services LLC

Effective July 1, 2011, KMP acquired from Petrohawk Energy Corporation the remaining 50% equity ownership interest in KinderHawk Field Services LLC (KinderHawk) that it did not already own. Following KMP's acquisition of the remaining ownership interest, it changed its method of accounting from the equity method to full consolidation, and due to KMP acquiring a controlling financial interest in KinderHawk, it remeasured its previous 50% equity investment in KinderHawk to its fair value. KMP recognized a $167 million non-cash loss as a result of this remeasurement, and we reported this loss separately within the “Other Income (Expense)” section in our accompanying consolidated statements of income for the three and nine months ended September 30, 2011. For additional information regarding KMP's July 2011 KinderHawk acquisition, see Note 3 “Acquisitions and Divestitures” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

3. Debt

The following table summarizes the net carrying value of our outstanding debt, excluding debt fair value adjustments (in millions):

Kinder Morgan, Inc. Form 10-Q

	September 30, 2012	December 31, 2011
Current portion of debt	$3,949	$2,899
Long-term portion of debt	29,780	13,261
Total debt outstanding(a)(b)	$33,729	$16,160

(a)
Excludes debt fair value adjustments of $2,695 million and $1,095 million as of September 30, 2012 and December 31, 2011, respectively, which are included in the caption “Debt fair value adjustments” on the accompanying consolidated balance sheets.

(b)	See Note 13 for a reconciliation of KMI's, KMP's and EPB's short-term and long-term debt balances.

During the nine months ended September 30, 2012, we had the following changes in our financing obligations (in millions):

Debt Borrowings	Interest rate	Increase / (decrease)	Cash received / (paid)
Issuances and discount amortization
KMI:
EP Acquisition Debt:
Senior secured term loan credit facility, due May 24, 2015	variable	$5,000	$5,000
Secured term loan credit facility, due May 24, 2013	variable	375	375
KMI credit facility	variable	1,807	1,807
EP Holdco Credit Facility	variable	62	62
EP Midstream Investment Company, LLC credit facility	variable	95	—
Debt assumed as of May 25, 2012(see below)(a)	various	12,178	—
KMP and subsidiaries:
Senior notes due 2022 - 2042	various	2,250	2,241
Commercial paper	variable	5,561	5,561
Bridge loan credit facility due February 6, 2013	variable	576	576
TGP unsecured senior notes (a)		1,790	—
EPB and subsidiaries:
EPB credit facility	various	105	105
Other		6	—
Total		$29,805	$15,727

Repayments and other
KMI:
EP Acquisition Debt:
Senior secured term loan credit facility, due May 24, 2015	variable	$(2,286)	$(2,286)
Secured term loan credit facility, due May 24, 2013	variable	(375)	(375)
Senior notes due September 1, 2012	6.50%	(839)	(839)
KMI credit facility	variable	(1,167)	(1,167)
EP senior notes due 2012	various	(176)	(176)
EP preferred securities, due March 31, 2028	4.75%	(32)	(16)
EP Midstream Investment Company, LLC credit facility	variable	(5)	(5)
TGP unsecured senior notes (a)		(1,790)	—
KMP and subsidiaries:
Senior notes due March 15, 2012	7.125%	(450)	(450)

Kinder Morgan, Inc. Form 10-Q

Senior notes due September 15, 2012	5.85%	(500)	(500)
Commercial paper	variable	(3,542)	(3,542)
Bridge loan credit facility due February 6, 2013	variable	(576)	(576)
Other KMP Notes, due 2012 through 2014	various	(16)	(6)
EPB and subsidiaries (after May 25, 2012):
EPB credit facility	variable	(255)	(255)
Cheyenne Plains Gas Pipeline Company, LLC term loan due 2015	variable	(176)	(176)
EPPOC senior notes	various	(50)	(50)
Other	various	(2)	(2)
Total		$(12,237)	$(10,421)
________

(a)
KMP's subsidiary, TGP is the obligor of six separate series of fixed-rate unsecured senior notes having a combined principal amount of $1,790 million. KMP assumed these debt borrowings during the third quarter 2012 as part of the drop-down transaction.

KMI

EP Acquisition Debt

On February 10, 2012, KMI entered into the following agreements which were effective with the May 25, 2012 acquisition of EP: (i) an amendment to its existing $1.0 billion revolving credit facility to, among other things, permit the EP acquisition, to fund, in part, the transactions and related costs and expenses, and to provide for ongoing working capital and for other general corporate purposes; (ii) an incremental joinder agreement which provides for $750 million in additional commitments under the existing revolving credit facility; and (iii) an acquisition debt facilities credit agreement (Acquisition Credit Facility) containing a 364-day bridge facility and a $5.0 billion 3-year term loan facility, the proceeds of which were used to finance a portion of the cash consideration and related fees and expenses paid in connection with the EP acquisition.

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

KMI's $1.75 billion revolving credit facility included the following restrictive covenants as of September 30, 2012:

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

Kinder Morgan, Inc. Form 10-Q

As of September 30, 2012, the amount available for borrowing under KMI’s $1.75 billion senior secured credit facility was reduced by a combined amount of $1,131 million consisting of (i) $1,060 million in borrowings outstanding under its credit facility and (ii) $71 million in fifteen letters of credit required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

KMP

As of September 30, 2012, KMP had approximately $1.0 billion of borrowing capacity available under its two separate unsecured credit facilities. As of September 30, 2012, the combined $3,885 million amount available for borrowing under KMP’s two credit facilities was reduced by a combined amount of $2,886 million, consisting of $2,664 million of commercial paper borrowings and $222 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $86 million in three letters of credit that support tax-exempt bonds; (iii) a $12 million letter of credit that supports debt securities issued by the Express pipeline system; and (iv) a combined $24 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

On August 13, 2012, KMP completed a public offering of $1,250 million in principal amount of senior notes in two separate series, consisting of $625 million of 3.45% notes due February 15, 2023 and $625 million of 5.00% notes due August 15, 2042. KMP received proceeds from the issuance of the notes, after deducting the underwriting discount, of $1,236 million, and it used the proceeds to pay a portion of the purchase price for the drop-down transaction.

On August 6, 2012, KMP entered into a Credit Agreement (the “Credit Agreement”), as Borrower; Wells Fargo Bank, National Association, as Administrative Agent; Barclays Bank PLC, as Syndication Agent; and a syndicate of other lenders. The Credit Agreement provided for borrowings up to $2.0 billion pursuant to a short-term bridge loan credit facility with a term of six months. The credit facility was used to back commercial paper issued to finance a portion of the drop-down transaction. Upon the sale of KMP's FTC Natural Gas Pipelines disposal group on November 13, 2012, KMP will pay off and terminate its $2.0 billion short-term bridge loan credit facility, see Note 2.

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

EPB

In September 2011, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC, the operating company of EPB) issued $500 million of 5.0% senior notes due October 1, 2021. The proceeds of $492 million were used to reduce outstanding indebtedness under EPB's revolving credit facility and for general partnership purposes.

The EPPOC $1.0 billion revolving credit facility matures in May 2016, bears interest at LIBOR plus 1.75% and has an annual 0.30% commitment fee (this facility is referred to as the “EPB credit facility”). This facility is only available to EPPOC and its subsidiaries and any borrowings are guaranteed by EPB and its designated subsidiaries. Amounts borrowed are non-recourse to EP or any other KMI subsidiary. Borrowing capacity is expandable to $1.5 billion for certain expansion projects and acquisitions. The facility requires that EPB and its wholly-owned subsidiary, Wyoming Interstate Company, LLC (WIC), maintain a consolidated leverage ratio (consolidated indebtedness to consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as defined in the credit agreement as of the end of each quarter of less than 5.0 to 1.0 for any trailing four consecutive quarter period; and 5.5 to 1.0 for any such four quarter period during the three full fiscal quarters subsequent to the consummation of specified permitted acquisitions.

As of September 30, 2012, the amount available for borrowing under EPB’s credit facility was reduced by $470 million in credit facility borrowings, and $8 million in letters of credit.
Subsequent Event
On November 8, 2012, EPB issued $475 million of 4.70% senior notes due in 2042. After deducting the underwriters’ discount and offering costs, EPB received approximately $469 million of net proceeds from the debt offering. The net proceeds were used to repay borrowings under EPB’s revolving credit facility.

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
_______

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

Trust I's preferred securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75%, carry a liquidation value of $50 per security plus accrued and unpaid distributions and, subsequent to the acquisition of EP, are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of KMI Class P common stock; (ii) $25.18 in cash without interest; and (iii) 1.100 warrants to purchase a share of KMI Class P common stock. We have the right to redeem these securities at any time. The Trust Preferred Securities' had a fair value of $325 million as of the merger date. Because of the substantive conversion rights of the securities into the mixed consideration, we bifurcated the fair value of the Trust Preferred Securities into debt ($283 million) and equity ($42 million) components.
During the third quarter of 2012, 630,822 Capital Trust I preferred securities were converted into (i) 454,028 shares of KMI Class P common stock; (ii) $16 million in cash; and (iii) 693,971 in warrants.

Kinder Morgan G.P., Inc. Preferred Shares

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2011	$20.825	January 18, 2012	January 31, 2012	February 20, 2012
March 31, 2012	$20.825	April 18, 2012	April 30, 2012	May 18, 2012
June 30, 2012	$20.825	July 18, 2012	July 31, 2012	August 20, 2012
September 30, 2012	$10.9478	October 17, 2012	October 31, 2012	November 19, 2012
_______

Kinder Morgan, Inc. Form 10-Q

(a)	In August 2012, the interest rate on Kinder Morgan G.P. Inc.'s Term Cumulative Preferred Stock converted from a fixed rate of 8.330% to a 3-month LIBOR floating rate plus a spread of 3.8975%.

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
The following table sets forth the changes in the outstanding shares during the nine months ended September 30, 2012.

	Class P	Class A	Class B	Class C
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258
Shares issued for EP acquisition (see Note 2)	330,154,610	—	—	—
Shares issued with conversions of preferred securities	454,028	—	—	—
Shares converted	147,255,126	(147,255,126)	(4,827,797)	(2,761)
Shares canceled	(446,206)	—	—	—
Restricted shares vested	77,925	—	—	—
Balance at September 30, 2012	648,416,623	388,717,261	89,304,799	2,315,497

Dividends

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2011	$0.31	January 18, 2012	January 31, 2012	February 15, 2012
March 31, 2012	$0.32	April 18, 2012	April 30, 2012	May 16, 2012
June 30, 2012	$0.35	July 18, 2012	July 31, 2012	August 15, 2012
September 30, 2012	$0.36	October 17, 2012	October 31, 2012	November 15, 2012

Warrants

As part of the consideration paid for the EP acquisition, we issued 505 million warrants that were valued at approximately $863 million as of May 24, 2012 (see Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation”). Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of the warrants. Subsequent to the EP acquisition and through September 30, 2012, we paid approximately $136 million to repurchase approximately 60 million warrants that were then canceled. Additionally we issued less than 1 million in warrants in conjunction with conversion of trust preferred securities. (See Note 3, "Debt").

Investor Retained Stock Conversions

During the nine months ended September 30, 2012, certain holders of our investor retained stock (the Selling Stockholders) completed underwritten public offerings (the Offerings) of the aggregate of 129,700,000 shares of our Class P common stock (including an underwriter 30-day option for 8,700,000 shares that were the subject of an underwriters option to purchase additional shares). Neither we nor our management sold any shares of common stock in the Offerings, and we did not receive any of the proceeds from the offerings of shares by the Selling Stockholders.

Kinder Morgan, Inc. Form 10-Q

Investor Retained Stock Conversions Subsequent to September 30, 2012

In October 2012, certain Selling Stockholders completed an underwritten public offering of 69,296,921 shares of Class P common stock. Neither we nor our management sold any shares of common stock in the Offering, and we did not receive any of the proceeds from the offering of shares by the Selling Stockholders.
Changes in Equity

For each of the three and nine months ended September 30, 2012 and 2011, changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive loss, are summarized as follows (in millions):

	Nine Months Ended September 30, 2012
	Common Shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning balance at December 31, 2011	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Issuance of shares for EP acquisition	3	10,598			10,601		10,601
Issuance of warrants for EP acquisition		863			863		863
Acquisition of EP noncontrolling interests					—	3,797	3,797
Warrants repurchased		(136)			(136)		(136)
Conversion of preferred securities		11			11		11
Cash paid for Class P Share cancellation			(15)		(15)		(15)
Amortization of restricted shares		9			9		9
Impact from equity transactions of KMP, KMR and EPB		47			47	(76)	(29)
Tax impact on stock based compensation		101			101		101

Net income (loss)			95		95	(156)	(61)
Distributions					—	(853)	(853)
Contributions					—	1,710	1,710
Cash dividends			(810)		(810)		(810)
Other					—	4	4
Other comprehensive income				59	59	79	138
Ending balance at September 30, 2012	$11	$14,924	$(733)	$(56)	$14,146	$9,752	$23,898

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30, 2011
	KMI Members Equity	Common shares	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning balance at December 31, 2010	$3,575	$—	$—	$—	$(136)	$3,439	$5,100	$8,539
Reclassification of equity upon the offering	(3,404)	8	3,396			—		—
Amortization of restricted shares			4			4		4
Impact from equity transactions of KMP			24			24	(37)	(13)
A-1 and B unit amortization	4					4		4
Net income (loss)	71			368		439	(72)	367
Distributions						—	(707)	(707)
Contributions						—	841	841
Cash dividends	(246)			(311)		(557)		(557)
Other			(1)			(1)	1	—
Other comprehensive income					104	104	166	270
Ending balance at September 30, 2011	$—	$8	$3,423	$57	$(32)	$3,456	$5,292	$8,748

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	September 30, 2012	December 31, 2011
KMP	$2,932	$3,239
EPB	4,099	—
KMR	2,678	1,988
Other	43	20
	$9,752	$5,247

KMP

Contributions

On February 27, 2012, KMP entered into a third amended and restated equity distribution agreement with UBS Securities LLC (UBS) which increased the aggregate offering price of its common units that may be sold pursuant to the agreement to up to $1.9 billion (up from $1.2 billion). During the three and nine months ended September 30, 2012, KMP issued 1,357,946 and 4,772,741, respectively, of its common units pursuant to its equity distribution agreement with UBS. KMP received net proceeds of $110 million and $387 million, respectively, from the issuance of these common units and used the proceeds to reduce the borrowings under its commercial paper program. For additional information regarding KMP's equity distribution agreement, see Note 10 to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

On June 4, 2012, KMP issued 3,792,461 common units as its purchase price for a 50% equity ownership interest in El Paso Midstream Investment Company, LLC it acquired from KKR. For more information about this acquisition, see Note 2 “Acquisitions and Divestiture—KMP Investment in El Paso Midstream Investment Company, LLC.”

Equity issuances by KMP during the nine months ended September 30, 2012 had the associated effects of increasing our (i) noncontrolling interests associated with KMP by $618 million; (ii) accumulated deferred income taxes by $28 million; and (iii) additional

Kinder Morgan, Inc. Form 10-Q

paid-in capital by $46 million.

Contributions Subsequent to September 30, 2012

In early October 2012, KMP issued 269,501 of its common units for the settlement of sales made on or before September 30, 2012 pursuant to its equity distribution agreement. KMP received net proceeds of $22 million from the issuance of these 269,501 common units and used the proceeds to reduce the borrowings under its commercial paper program.
Distributions

Distributions to our noncontrolling interests include distributions by KMP to its common unit holders.  On February 14, 2012, KMP paid a quarterly distribution of $1.16 per common unit for the quarterly period ended December 31, 2011, of which $251 million was paid to the public holders of KMP's common units. On May 15, 2012, KMP paid a quarterly distribution of $1.20 per common unit for the quarterly period ended March 31, 2012, of which $262 million was paid to the public holders of KMP’s common units. On August 14, 2012, KMP paid a quarterly distribution of $1.23 per common unit for the quarterly period ended June 30, 2012, of which $275 million was paid to the public holders of KMP’s common units.

Distributions Subsequent to September 30, 2012

On October 17, 2012, KMP declared a cash distribution of $1.26 per unit for the quarterly period ended September 30, 2012.
The distribution will be paid on November 14, 2012 to KMP’s unitholders of record as of October 31, 2012.

EPB

As part of the EP acquisition (see Note 2, “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation”), we acquired $3,797 million of noncontrolling interests related to EPB.

Contributions

On September 14, 2012, EPB issued 8,165,000 common units which included 1,065,000 units pursuant to the underwriters' exercise of their overallotment option. EPB received net proceeds of $272 million from the issuance of these common units before the contribution received from its general partner, and used the proceeds as repayment of all outstanding borrowings under Cheyenne Plans Investment Company, L.L.C.'s credit facility and certain short-term debt and for general partnership purposes.

Equity issuances by EPB during the nine months ended September 30, 2012 had the associated effects of increasing our (i) noncontrolling interests associated with EPB by $270 million; (ii) accumulated deferred income taxes by $1 million; and (iii) additional paid-in capital by $1 million.

Distributions

On August 14, 2012, EPB paid a quarterly distribution of $0.55 per share for quarterly period ended June 30, 2012, of which $64 million was paid to the public holders of EPB's common units.

Distributions Subsequent to September 30, 2012

On October 17, 2012, EPB's board of directors declared distributions of $0.58 per share ($2.32 annualized) for the third quarter of 2012 payable on November 14, 2012, to unitholders of record as of October 31, 2012.

KMR

Contributions

On August 13, 2012, KMR issued 8,800,000 shares representing limited liability company interests in a public offering at a price of $73.50 per share. At the time of the offering, KMR granted the underwriters a 30-day option to purchase up to an additional 1,320,000 shares on the same terms and conditions, and KMR issued an additional 1,320,000 shares on September 11, 2012 upon exercise of this option. None of the shares from the offering were purchased by us.

Kinder Morgan, Inc. Form 10-Q

Distributions

KMR’s distributions are included in noncontrolling interests and are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  KMR has made share distributions totaling 4,646,736 shares in the nine months ended September 30, 2012.

Distributions Subsequent to September 30, 2012

On October 17, 2012, KMR declared a share distribution of 0.016263 shares per outstanding share (1,842,210 total shares) payable on November 14, 2012 to shareholders of record as of October 31, 2012, based on the $1.26 per common unit distribution declared by KMP.

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

As part of the El Paso acquisition (see Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation”), we acquired long-term natural gas and power forward and swap contracts. We have entered into offsetting positions that eliminate the price risks associated with our power contracts and substantially offset the fixed price exposure related to our natural gas supply contracts. None of these derivatives are designated as accounting hedges.

Energy Commodity Price Risk Management

As of September 30, 2012, KMI and KMP had entered into the following outstanding commodity forward contracts to hedge their forecast energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil	(20.5)	million barrels
Natural gas fixed price	(27.6)	billion cubic feet
Natural gas basis	(27.6)	billion cubic feet
Derivatives not designated as hedging contracts
Natural gas fixed price	(0.6)	billion cubic feet
Natural gas basis	0.7	billion cubic feet

As of September 30, 2012, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2016.

Interest Rate Risk Management

As of September 30, 2012, KMI and KMP had combined notional principal amounts of $725 million and $5,525 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2012, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of September 30, 2012, EPB had no variable-to-fixed interest rate swap agreements outstanding. In September 2012, EPB terminated its existing fixed-to-variable interest rate swap agreements having a notional principal amount of $137 million and paid $14 million for the early termination of these swap agreements.

As of December 31, 2011, KMI and KMP had combined notional principal amounts of $725 million and $5,325 million,

Kinder Morgan, Inc. Form 10-Q

respectively, of fixed-to-variable interest rate swap agreements.  In March 2012, (i) KMP entered into four additional fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million, effectively converting a portion of the interest expense associated with its 3.95% senior notes due September 1, 2022 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (ii) two separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $200 million and converting a portion of the interest expense associated with KMP's 7.125% senior notes terminated upon the maturity of the associated notes. In addition, (i) in June 2012, KMP terminated an existing fixed-to-variable interest rate swap agreement having a notional amount of $100 million and received proceeds of $53 million from the early termination of this swap agreement; (ii) in August 2012, KMP entered into an additional fixed-to-variable interest rate swap agreement having a notional principal amount of $100 million, effectively converting a portion of the interest expense associated with its 3.45% senior notes due February 15, 2023 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread; and (iii) in September 2012, a fixed-to-variable interest rate swap agreement having a combined notional principal amount of $100 million and converting a portion of the interest expense associated with KMP's 5.85% senior notes terminated upon the maturity of the associated notes.

Fair Value of Derivative Contracts

The fair values of the current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets, or as of September 30, 2012 only, included within “Assets held for sale.”  The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 (in millions):

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30,	December 31,	September 30,	December 31,
		2012	2011	2012	2011
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Current-Fair value of derivative contracts	$58	$66	$(39)	$(116)
	Current-Assets held for Sale/ Accrued other current liabilities	1	—	—	—
	Non-current-Fair value of derivative contracts	52	39	(15)	(39)
Subtotal		111	105	(54)	(155)
Interest rate swap agreements - Fair value hedges	Current-Fair value of derivative contracts	—	3	—	—
	Non-current-Fair value of derivative contracts	719	659	—	—
Subtotal		719	662	—	—
Total		830	767	(54)	(155)
Derivatives not designated as hedging contracts
Natural gas derivative contracts	Current-Fair value of derivative contracts	14	3	(25)	(5)
	Non-current-Fair value of derivative contracts	1	—	—	—
Subtotal		15	3	(25)	(5)
Power derivative contracts	Current-Fair value of derivative contracts	10	—	(80)	—
	Non-current-Fair value of derivative contracts	12	—	(167)	—
Subtotal		22	—	(247)	—
Total		37	3	(272)	(5)
Total derivatives		$867	$770	$(326)	$(160)

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. These fair value adjustments to our debt balances included (i) increases of $719 million and $662 million at September 30, 2012 and December 31, 2011, respectively, associated with the fair value of our interest rate swaps, (ii) decreases of $30 million and $24 million at September 30, 2012 and December 31, 2011, respectively, associated with unamortized debt discount amounts; (iii) an increase of $1,503 million and a decrease of $32 million at September 30, 2012 and December 31, 2011, respectively, associated with purchase accounting on our debt balances; and (iv) increases of $503 million and $489 million at September 30, 2012 and December 31, 2011, respectively, associated with unamortized premium from the termination of interest rate swap agreements. As of September 30, 2012, the weighted-average amortization period for the unamortized premium from the termination of the interest rate swaps was approximately 18 years.

Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of KMI's, KMP's and EPB’s derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2012 and 2011 (in millions):

Kinder Morgan, Inc. Form 10-Q

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Interest rate swap agreements	Interest expense	$29	$456	$110	$528
Total		$29	$456	$110	$528

Fixed rate debt	Interest expense	$(29)	$(456)	$(110)	$(528)
Total		$(29)	$(456)	$(110)	$(528)
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$(69)	$297	Revenues-Natural gas sales	$1	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	—	(35)	Revenues-Product sales and other	(5)	8
			Gas purchases and other costs of sales	7	1	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	(2)	$—	Interest expense	2	—	Interest Expense	—	—
Total	$(71)	$297	Total	$10	$(34)	Total	$(5)	$8

	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2011		2012	2011		2012	2011
Energy commodity derivative contracts	$76	$222	Revenues-Natural gas sales	$3	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	(23)	(144)	Revenues-Product sales and other	(8)	10
			Gas purchases and other costs of sales	13	8	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	(5)	$—	Interest expense	2	—	Interest Expense	—	—
Total	$71	$222	Total	$(5)	$(136)	Total	$(8)	$10
________

(a)
We expect to reclassify an approximate $17 million gain associated with energy commodity price risk management activities, and included in our accumulated other comprehensive loss and noncontrolling interest balances as of September 30, 2012, into earnings during the next twelve months (when the associated forecast sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)
No material amounts were reclassified into earnings as a result of the discontinuance of cash flow hedges because it was probable that the original forecast transactions would no longer occur by the end of the originally specified time period or within an additional two-month period of time thereafter, but rather, the amounts reclassified were the result of the hedged forecast transactions actually affecting earnings (i.e., when the forecast sales and purchases actually occurred).

Kinder Morgan, Inc. Form 10-Q

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivative	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
Natural gas derivative contracts	Natural gas sales	$(1)	$—	$(1)	$—
Power derivative contracts	Product sales and other	(3)	—	(3)	—
Total		$(4)	$—	$(4)	$—

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

The maximum potential exposure to credit losses on derivative contracts as of September 30, 2012 was (in millions):

Asset position
Interest rate swap agreements	$719
Energy commodity derivative contracts	148
Gross exposure	867
Netting agreement impact	(71)
Net exposure	$796

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.   As of both September 30, 2012 and December 31, 2011, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil.  As of September 30, 2012, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $6 million, and we reported this amount as “Restricted deposits” in our accompanying consolidated balance sheet. As of December 31, 2011, KMP's counterparties associated with its energy commodity contract positions and over-the-counter swap agreements had margin deposits with KMP totaling $10 million and we reported this amount within “Accrued other current liabilities” in our accompanying consolidated balance sheet. As of September 30, 2012, KMI had $300 million of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.  As of December 31, 2011, KMI did not have any outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power. As of September 30, 2012 and December 31, 2011, KMI had no margin deposits outstanding with counterparties associated with its energy commodity contract positions and over-the-counter swap agreements. As of September 30, 2012, EPB had no margin deposits or letters of credit associated with its financial derivative contracts.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions

Kinder Morgan, Inc. Form 10-Q

requiring the posting of additional collateral upon a decrease in their credit rating.  As of September 30, 2012, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), it would be required to post $8 million of incremental collateral. As of September 30, 2012, we estimate that if KMI's credit rating was downgraded one notch, KMI would be required to post $2 million of additional collateral to its counterparties.  If KMI was downgraded two notches, it would be required to post $8 million of incremental collateral.

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of September 30, 2012 and December 31, 2011, based on the three levels established by the Codification.  The fair value measurements in the tables below do not include cash margin deposits made by our counterparties, which are reported within “Accrued other current liabilities” in our accompanying consolidated balance sheets (in millions).

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
Energy commodity derivative contracts(a)	$148	$16	$101	$31
Interest rate swap agreements	$719	$—	$719	$—
As of December 31, 2011
Energy commodity derivative contracts(a)	$108	$34	$47	$27
Interest rate swap agreements	$662	$—	$662	$—

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2012
Energy commodity derivative contracts(a)	$(326)	$(14)	$(62)	$(250)
As of December 31, 2011
Energy commodity derivative contracts(a)	$(160)	$(15)	$(125)	$(20)
_______

(a)	Level 1 consists primarily of the New York Mercantile Exchange (NYMEX) natural gas futures. Level 2 consists

Kinder Morgan, Inc. Form 10-Q

primarily of over-the-counter (OTC) West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of West Texas Intermediate options and power derivative contracts.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2012 and 2011 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives-net asset (liability)
Beginning of Period	$(220)	$7	$7	$19
Total gains or (losses)
Included in earnings	(7)	3	(8)	6
Included in other comprehensive income	(6)	37	—	21
Purchases (a)	—	—	(243)	5
Settlements	14	(2)	25	(6)
End of Period	$(219)	$45	$(219)	$45
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(10)	$3	$(6)	$4
_______
(a) 2012 purchases include a net liability of $246 million of Level 3 energy commodity derivative contracts associated with the EP acquisition.

As of September 30, 2012, our West Texas Intermediate options and power-related derivatives were reported at fair value using Level 3 inputs due to such derivatives not having observable market prices.  Fair value of West Texas Intermediate options is determined using the Black Scholes option valuation methodology after giving consideration to a range of factors, including the price at which the option was acquired, local market conditions, implied volatility, and trading values on public exchanges. Power-related derivatives are primarily in the Pennsylvania-New Jersey-Maryland (PJM) markets and are valued based upon price quotes from third-party service providers.

The significant unobservable input used in the fair value measurement of our West Texas Intermediate options is implied volatility.  Implied volatility of our West Texas Intermediate options is obtained from a third-party service provider.  As of September 30, 2012, this volatility ranged from 30% - 31% based on both historical market data and future estimates of market fluctuation.  The significant unobservable inputs used in the fair value measurement of our power-related derivatives are illiquid pricing points. As the delivery points in our power contracts are in an illiquid market and not actively traded, we adjust the PJM forward curves by the difference between the 12-month rolling average of actual settled prices at delivery points in the PJM East region. As of September 30, 2012, the adjusted prices over the contract term ranged from $28.50 per megawatt-hour (MW/h) to $60.93 per MW/h. However, we have entered into offsetting positions that eliminate the price risks associated with our PJM power contracts. Significant increases (decreases) in these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance as of September 30, 2012 and December 31, 2011 (both short-term and long-term) is disclosed below (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$36,424	$38,135	$17,255	$17,616

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30,

Kinder Morgan, Inc. Form 10-Q

2012 and December 31, 2011.

7.  Reportable Segments

We divide our operations into the following reportable business segments.  These segments and their principal sources of revenues are as follows:

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

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Natural Gas Pipelines(a)
Revenues from external customers	$1,646	$1,093	$3,440	$2,999
Products Pipelines–KMP
Revenues from external customers	386	242	940	695
CO2–KMP
Revenues from external customers	420	376	1,250	1,076
Terminals–KMP
Revenues from external customers	334	327	1,017	979
Intersegment revenues	—	1	1	1
Kinder Morgan Canada–KMP
Revenues from external customers	80	77	226	230
Other	(5)	—	(7)	—
Total segment revenues	2,861	2,116	6,867	5,980
Other revenues(b)	9	7	28	27
Less: Total intersegment revenues	—	(1)	(1)	(1)
Total consolidated revenues	$2,870	$2,122	$6,894	$6,006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(c)
Natural Gas Pipelines(a) (d)	$825	$20	$1,479	$331
Products Pipelines–KMP(e)	150	103	490	304
CO2–KMP	327	299	988	836
Terminals–KMP	183	178	564	523
Kinder Morgan Canada–KMP	56	48	158	150
Other	(6)	—	(11)	—
Total segment earnings before DD&A	1,535	648	3,668	2,144
Total segment depreciation, depletion and amortization	(403)	(281)	(1,010)	(789)
Total segment amortization of excess cost of investments	(5)	(2)	(9)	(5)
Other revenues	9	7	28	27
General and administrative expenses(f)	(186)	(109)	(816)	(399)
Unallocable interest and other, net of unallocable interest income(g)	(517)	(175)	(997)	(522)
Unallocable income tax expense	(47)	(59)	(136)	(235)
(Loss) income from discontinued operations, net of tax(h)	(131)	55	(789)	146
Total consolidated net income (loss)	$255	$84	$(61)	$367

Kinder Morgan, Inc. Form 10-Q

	September 30, 2012	December 31, 2011
Assets
Natural Gas Pipelines(a)	$32,135	$12,359
Products Pipelines–KMP	5,972	5,745
CO2–KMP	4,123	4,015
Terminals–KMP	5,686	5,272
Kinder Morgan Canada–KMP	1,867	1,827
Other	169	—
Total segment assets	49,952	29,218
Corporate assets(a)(i)	18,192	1,499
Assets held for sale(j)	1,909	—
Total consolidated assets	$70,053	$30,717
_______

(a)	See Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation.”

(b)	Primarily represents NGPL PipeCo LLC fee revenues, see Note 8.

(c)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(d)	Three and nine month 2011 amounts include a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk to fair value (discussed further in Note 2).

(e)
Three and nine month 2012 amounts include increases in expense of $9 million associated with rate case liability adjustments. Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased right-of-way, and other legal liability adjustments.

(f)
Three and nine month 2012 amounts include a $21 million decrease and a $362 million increase, respectively, of pre-tax expenses associated with the EP acquisition and EP Energy sale. The three months ended September 30, 2012 amount includes a $38 million benefit associated with pension income and legal recoveries. The nine months ended September 30, 2012 amount includes (i) $157 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $96 million for legal fees and reserves. 2011 nine month amount includes (i) a $100 million (pre-tax) increase in special bonus expense (we paid the bonuses using the $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders); (ii) an $11 million increase in expense associated with our initial public offering; and (iii) a reduction to expense for a $46 million private transaction litigation insurance reimbursement.

(g)
Includes (i) interest expense and (ii) miscellaneous other income and expenses not allocated to reportable segments. Three and nine month 2012 amounts include $95 million and $106 million, respectively, of expense for capitalized financing fees associated with the EP acquisition financing that were written-off (due to debt repayments) or amortized in the three months ended September 30, 2012.

(h)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax. Three and nine month 2012 amounts include a non-cash loss of $179 million and $934 million, respectively, from both the remeasurement of net assets to fair value and estimated costs to sell (discussed further in Note 2).

(i)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to the fair value of interest rate swaps, goodwill and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments and primarily associated with our EP acquisition.

(j)	Primarily represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group and EPB’s “Assets held for sale.”

8.  Related Party Transactions

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation Pipe Line Company. KMP owns a 51.17% equity interest in Plantation and its proportionate share of the outstanding principal amount of the note receivable was $50 million as of both September 30, 2012 and December 31, 2011.  The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016.  We included $1 million of this note receivable balance within “Accounts, notes and interest receivable, net,” on our accompanying consolidated balance sheets as of both September 30, 2012 and December 31, 2011, and we included the remaining outstanding balance within “Notes receivable.”

Kinder Morgan, Inc. Form 10-Q

Express US Holdings LP

KMP owns a 33 1/3% equity ownership interest in the Express pipeline system.  KMP also holds a long-term investment in a C$114 million debt security issued by Express US Holdings LP (the obligor), the partnership that maintains ownership of the U.S. portion of the Express pipeline system.  The debenture (i) is denominated in Canadian dollars; (ii) is due in full on January 9, 2023; (iii) bears interest at the rate of 12.0% per annum; and (iv) provides for quarterly payments of interest in Canadian dollars on March 31, June 30, September 30 and December 31 each year.  As of September 30, 2012 and December 31, 2011, the outstanding note receivable balance, representing the translated amount included in our consolidated financial statements in U.S. dollars, was $116 million and $112 million, respectively, and we included these amounts within “Notes receivable” on our accompanying consolidated balance sheets.

Other Receivables and Payables

As of September 30, 2012 and December 31, 2011, our related party receivables (other than notes receivable discussed above in “– Notes Receivable”) totaled $58 million and $44 million, respectively, are included within “Accounts, notes and interest receivable, net” on our accompanying consolidated balance sheets and primarily relate to amounts due from Gulf LNG (an equity investment of EP) and NGPL at September 30, 2012, and amounts due from the Express pipeline system and NGPL at December 31, 2011.

NGPL PipeCo LLC

On February 15, 2008, we entered into an Operations and Reimbursement Agreement (O&R Agreement) with Natural Gas Pipeline Company of America LLC, a wholly-owned subsidiary of NGPL PipeCo LLC.  The O&R Agreement provides for us to be reimbursed, at cost, for pre-approved operations and maintenance costs, and through December 31, 2010, a general and administration fee charge (Fee) for services provided under the O&R Agreement.  Effective January 1, 2011 and through December 2011, the general and administrative expenses (G&A Costs) were determined in accordance with and as required by the terms of the O&R Agreement.  Effective with the 2011 arbitration settlement, G&A Costs for calendar year 2012 are set at $35 million and will escalate by 2% for each of the calendar years 2013 and 2014.  Thereafter, the G&A Costs will be determined in accordance with the terms of the settlement agreement. The Fee and the reimbursement of G&A Costs are included within the caption, “Product sales and other” in our accompanying consolidated statements of income, and totaled $8 million and $26 million for the three and nine months ended September 30, 2012, respectively, and $6 million and $26 million for the three and nine months ended September 30, 2011, respectively.

Other
In regards to the August 1, 2012 drop-down of 100% of the outstanding equity interests in TGP and a 50% ownership interest in EPNG, see Note 2 "Acquisitions and Divestitures— Drop-Down of EP Assets to KMP."

9.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax expense	$60	$66	$165	$249
Effective tax rate	13%	69%	18%	53%

For the nine months ended September 30, 2012, our effective tax rate is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's and EPB's income tax provision; (ii) dividend-received deductions from our 20% investment in NGPL and our 50% investment in Florida Gas Pipeline (Citrus); (iii) adjustments to our income tax reserve for uncertain tax positions; (iv) the adjustment to the deferred tax liability related to our investment in KMR; and (v) the tax impact of recording a deferred tax asset related to our state net operating losses. These decreases are partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the acquisition of EP; (iii) an adjustment to the deferred tax liability related to non tax-deductible goodwill recorded to our investment in KMP; and (iv) the tax impact of an increase in the deferred state tax rate as a result of the acquisition of the EP.

Kinder Morgan, Inc. Form 10-Q

Our effective tax rate for the nine months ended September 30, 2011 was higher than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's income tax provision; (ii) state income taxes; (iii) the impact of non tax-deductible costs incurred to facilitate our initial public offering; and (iv) an adjustment to the deferred tax liability related to our investment in KMP. These increases are partially offset by (i) a dividend received deduction from our 20% ownership interest in NGPL and (ii) adjustments to our income tax reserve for uncertain tax positions.

For the three months ended September 30, 2012, our effective rate is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's and EPB's income tax provision; (ii) dividend-received deductions from our 20% investment in NGPL and our 50% investment in Florida Gas Pipeline (Citrus); (iii) an adjustment to non tax-deductible costs incurred to facilitate the acquisition of EP; (iv) an adjustment to the deferred tax liability related to non tax-deductible goodwill recorded to our investment in KMP; and (v) adjustments to our income tax reserve for uncertain tax positions. These decreases are partially offset by state income taxes.

Our effective tax rate for the three months ended September 30, 2011 is higher than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP's income tax provision; (ii) state income taxes; and (iii) an adjustment to the deferred tax liability related to our investment in KMP. These increases are partially offset by (i) a dividend received deduction from our 20% ownership interest in NGPL; (ii) an adjustment to the deferred tax liability related to non tax-deductible goodwill recorded to our investment in KMP; (iii) adjustments to our income tax reserve for uncertain tax positions; and (iv) the impact of non-deductible costs incurred to facilitate our initial public offering.

Deferred Tax Assets and Valuation Allowances: As a result of our acquisition of EP, our deferred tax assets related to net operating loss carryovers has increased to a balance at September 30, 2012 of $694 million. Our deferred tax assets related to alternative minimum, general business, and foreign tax credits has increased by approximately $292 million to a balance at September 30, 2012 of $297 million. Valuation allowances related to the deferred tax assets have increased by $97 million to a balance of $97 million at September 30, 2012.
Unrecognized Tax Benefits: Also as a result of our acquisition of EP, our reserves related to uncertain tax positions have increased by approximately $313 million, and decreased in the third quarter by $8 million, to a balance at September 30, 2012 of $367 million. We believe it is reasonably possible that the total amount of unrecognized tax benefits (including interest and penalty) could decrease by as much as $80 million over the next 12 months as a result of the anticipated favorable resolution of certain EP tax matters.

10.  Litigation, Environmental and Other Contingencies

Below is a brief description of our ongoing material legal proceedings, including any material developments that occurred in such proceedings during the nine months ended September 30, 2012.  Additional information with respect to these proceedings can be found in Note 16 to our consolidated financial statements that were included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012. This note also contains a description of any material legal proceedings that were initiated against us during the nine months ended September 30, 2012, and a description of any material events occurring subsequent to September 30, 2012, but before the filing of this report.

In this note, we refer to KMP’s subsidiary SFPP, L.P. as SFPP; KMP’s subsidiary Calnev Pipe Line LLC as Calnev; Chevron Products Company as Chevron; BP West Coast Products, LLC as BP; ConocoPhillips Company (now Phillips 66 Company) as Phillips 66; Tesoro Refining and Marketing Company as Tesoro; Western Refining Company, L.P. as Western Refining; Navajo Refining Company, L.L.C. as Navajo; Holly Refining & Marketing Company LLC (now HollyFrontier Refining & Marketing LLC) as HollyFrontier; ExxonMobil Oil Corporation as ExxonMobil; Valero Energy Corporation as Valero; Valero Marketing and Supply Company as Valero Marketing; Continental Airlines, Inc., Northwest Airlines, Inc. (now Delta Air Lines, Inc.), Southwest Airlines Co. and US Airways, Inc., collectively, as the Airlines; KMP's subsidiary Tennessee Gas Pipeline, L.L.C. as TGP; KMP’s subsidiary Kinder Morgan CO2 Company, L.P. (the successor to Shell CO2 Company, Ltd.) as Kinder Morgan CO2; the United States Court of Appeals for the District of Columbia Circuit as the D.C. Circuit; the Federal Energy Regulatory Commission as the FERC; the California Public Utilities Commission as the CPUC; the Union Pacific Railroad Company (the successor to Southern Pacific Transportation Company) as UPRR; the American Railway Engineering and Maintenance-of-Way Association as AREMA; Severstal Sparrows Point, LLC as Severstal; RG Steel Sparrows Point LLC as RG Steel; the Texas Commission of Environmental Quality as the TCEQ; The Premcor Refining Group, Inc. as Premcor; Port Arthur Coker Company as PACC; the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration as the PHMSA; a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order as an NOPV; the federal Comprehensive Environmental Response, Compensation and Liability Act as CERCLA; the United States Environmental Protection Agency as the U.S. EPA; the United States Environmental

Kinder Morgan, Inc. Form 10-Q

Protection Agency’s Suspension and Debarment Division as the U.S. EPA SDD; the New Jersey Department of Environmental Protection as the NJDEP; KMP’s subsidiary Kinder Morgan Bulk Terminals, Inc. as KMBT; KMP’s subsidiary Kinder Morgan Liquids Terminals LLC as KMLT; KMP’s subsidiary Kinder Morgan Interstate Gas Transmission LLC as KMIGT; Rockies Express Pipeline LLC as Rockies Express; and Plantation Pipe Line Company as Plantation.  “OR” dockets designate complaint proceedings, and “IS” dockets designate protest proceedings.

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

The issues involved in these proceedings include, among others: (i) whether “substantially changed circumstances” have occurred with respect to any “grandfathered” rates under the Energy Policy Act of 1992 such that those rates could be challenged; (ii) whether indexed rate increases are justified; and (iii) the appropriate level of return and income tax allowance KMP may include in its rates.

SFPP

 The following FERC dockets are currently pending:

•
FERC Docket No. IS08-390 (West Line Rates) (Opinion Nos. 511 and 511-A) - Protestants: BP, ExxonMobil, Phillips 66, Valero Marketing, Chevron, the Airlines - Status: FERC order issued on December 16, 2011 (Opinion No. 511-A).  While the order made certain findings that were adverse to SFPP, it ruled in favor of SFPP on many significant issues.  SFPP made a compliance filing at the end of January 2012, and its rates reflect this filing.  SFPP also filed a rehearing request on certain adverse rulings in the FERC order. Petitions for review of Opinion Nos. 511 and 511-A have been filed at the D.C. Circuit and are held in abeyance pending a ruling on SFPP's request for rehearing.  It is not possible to predict the outcome of the FERC review of the rehearing request or appellate review;

•
FERC Docket No. IS09-437 (East Line Rates) - Protestants: BP, ExxonMobil, ConocoPhillips, Valero Marketing, Chevron, Western Refining, Navajo, HollyFrontier, and Southwest Airlines - Status: Opinion and Order on Initial Decision, Opinion No. 522, issued on September 20, 2012. The FERC generally made findings favorable to SFPP on significant issues and consistent with FERC’s Opinion Nos. 511 and 511-A. Requests for rehearing, if any, must be filed in October 2012. It is not possible to predict the outcome of FERC review of any request for rehearing or appellate review of this order;

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

•
FERC Docket Nos. IS12-390 (SFPP East Line Index Rates))/IS12-388 and IS12-501 (SFPP West Line Index Rates)- Protestants: the Airlines, BP, Chevron, HollyFrontier, Phillips 66, Tesoro, Valero Marketing, and Western Refining - Status: Collectively, these shippers protested SFPP's index-based rate increases for its East Line (IS12-390) and West Line (IS12-388 and IS12-501). FERC rejected the protests against SFPP's East Line rate increases and accepted the protests against SFPP's West Line rate increases (IS12-388). Following FERC acceptance of the West Line protests, SFPP withdrew these rate increases, and FERC terminated the IS12-388 proceeding. SFPP subsequently made a new filing to increase its West Line rates by a smaller index-based percentage (IS12-501), which FERC accepted notwithstanding shipper protests. Shippers requested rehearing of FERC's acceptance of the East Line and West Line rate increases, and those requests are pending before FERC. It is not possible to predict the outcome of FERC or appellate review;

•
FERC Docket Nos. IS12-388/IS12-500 (SFPP West Line Index Rates) - Protestants: the Airlines, BP, Chevron, Phillips 66, Tesoro, Valero Marketing-Status: These shippers protested SFPP's index-based rate increases for its West Line. Following FERC acceptance of the protests, SFPP withdrew these rate increases and subsequently increased its West Line rates by a smaller percentage that FERC found acceptable as to SFPP's East Line in IS12-390. Shippers

Kinder Morgan, Inc. Form 10-Q

may protest SFPP's new West Line index filing, and it is not possible to predict the outcome of further FERC review, if any;

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

With respect to all of the SFPP proceedings above, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds.  However, applying the principles of Opinion Nos. 511 and 511-A, 522 as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers.  We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers, (the "Long" cases).  The decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses and refund liability, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines.  On March 8, 2012, the CPUC issued another decision related to the Long cases.  This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing.  On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeal, including, among other things, a review of the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. In October 2012, the Court agreed to hear an appeal on the merits of the issues appealed.

On April 6, 2012, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision substantially reducing SFPP’s authorized cost of service and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service.  The proposed decision was subsequently withdrawn, and the presiding administrative law judge is expected to reissue a proposed decision at some indeterminate time in the future. On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and potentially, the California Court of Appeals.  KMP believes that the appropriate application of the income tax allowance and corrections of errors in law and fact

Kinder Morgan, Inc. Form 10-Q

should result in a considerably lower amount.  We do not expect any reparations that KMP would pay in these matters to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

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

Kinder Morgan, Inc. Form 10-Q

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by KMBT.  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds.  On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, Case No. 09CV1668-WMN.  Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse.  RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits.  KMBT denies each of RG Steel's allegations. On or about June 1, 2012, RG Steel filed for bankruptcy in Case No. 12-11669 in the United States Bankruptcy Court for the District of Delaware; consequently, the trial date has been postponed indefinitely.

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.
In December 2011 (“Brinckerhoff I”) and March 2012, (“Brinckerhoff II”) derivative lawsuits were filed in Delaware Chancery Court against EP, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in both lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010 and November 2010 drop-down transactions involving EPB's purchase of Southern LNG Co LLC, Elba Express Co LLC and Southern Natural Gas Co LLC. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants' motion to dismiss in Brinckerhoff I was denied in part. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.
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

Perth Amboy, New Jersey Tank Release

In May 2011, the PHMSA issued an NOPV, to KMLT.  The notice alleges violations of PHMSA’s regulations related to an October 28, 2009 tank release from KMP’s Perth Amboy, New Jersey liquids terminal.  No product left the company’s property, and additionally, there were no injuries, no impact to the adjacent community or public, and no fire as a result of the release.  The notice proposes a penalty of less than $1 million.  KMLT is pursuing an administrative appeal of the NOPV.

Kinder Morgan, Inc. Form 10-Q

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
Litigation Regarding KMI's Acquisition of El Paso Corporation
On October 16, 2011, we and EP announced a definitive agreement whereby KMI would acquire all of the outstanding shares of EP. Beginning on October 17, 2011, the day after the agreement was announced, and in the days following, several putative class action lawsuits were filed in Harris County (Houston), Texas and in the Court of Chancery of the State of Delaware against the Board of Directors of EP alleging that the director-defendants breached their fiduciary duties to EP shareholders in connection with their negotiation of and entry into the merger agreement. The lawsuits also assert that EP and KMI “aided and abetted” the alleged breaches by the EP directors. The actions sought, among other things, to enjoin the proposed merger, disgorgement of any improper profits received by the defendants, and attorneys' fees.
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

On March 9, 2012, EP held its special meeting of its stockholders, and the merger was approved.  The merger thereafter closed on May 24, 2012 and became effective on May 25, 2012.
Beginning in June 2012, the parties engaged in settlement discussions with the assistance of a mediator.  On July 18, 2012, the parties reached an agreement in principle to resolve, settle and release all claims asserted in the consolidated putative class actions for $110 million, subject to the execution of a customary stipulation and agreement of settlement and related papers, and subject also to notice to EP shareholders and approval by the Delaware Court of Chancery. The settlement documents have been drafted, executed, and filed with the Delaware Court of Chancery. A hearing to approve the settlement is scheduled for December 3, 2012.

During the second quarter of 2012, we recorded a $71 million pre-tax charge, which is the amount, net of expected insurance proceeds, that EP was required to pay in connection with this settlement. The settlement has now been fully funded.
Hite Hedge LP, et al. v. El Paso Corporation, et al.
In December 2011, unitholders of EPB filed a purported class action complaint in Delaware Chancery Court against EP and its board members, asserting that the defendants breached their purported fiduciary duties to EPB by entering into the merger agreement with KMI. EPB and EPB's general partner were named in the lawsuit as “Nominal Defendants.” The complaint alleges that the merger with KMI will result in fewer drop-down transactions into EPB and has resulted in a reduction of the price of EPB common units. In February 2012, the defendants filed a motion to dismiss the complaint. The plaintiffs filed an amended complaint adding a derivative claim, and the defendants responded with a second motion to dismiss in April 2012. Defendants' motion to dismiss was granted. Though an appeal is likely, we believe it unlikely that the dismissal will be overturned.

General

Although no assurance can be given, we believe that we have meritorious defenses to the actions set forth in this note and, to the extent an assessment of the matter is reasonably possible, if it is probable that a liability has been incurred and the amount of loss can be reasonably estimated, we believe that we have established an adequate reserve to cover potential liability.

Kinder Morgan, Inc. Form 10-Q

Additionally, although it is not possible to predict the ultimate outcomes, we also believe, based on our experiences to date and the reserves we have established, that the ultimate resolution of these matters will not have a material adverse impact on our business, financial position, results of operations or dividends to shareholders.  As of September 30, 2012 and December 31, 2011, we have recorded a total reserve for legal fees, transportation rate cases and other litigation liabilities in the amount of $385 million and $332 million, respectively.  The September 30, 2012 reserve is primarily related to various claims from regulatory proceedings arising from KMP’s West Coast products pipeline transportation rates and amounts accrued by us primarily for EP outstanding legal matters. The contingent amount is based on both the circumstances of probability and reasonability of dollar estimates. We regularly assess the likelihood of adverse outcomes resulting from these claims in order to determine the adequacy of our liability provision.

Environmental Matters

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third-Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division – Essex County, Docket No. L-9868-05

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third-party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third-party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third-party defendants in 2009.  The judge issued his trial plan for this case during the first quarter of 2011.  According to the trial plan, the judge allowed the State to file summary judgment motions against Occidental, Maxus and Tierra on liability issues immediately.  Numerous third-party defendants, as part of a joint defense group of which KMLT is a member, filed motions to dismiss, which were denied, and now have filed interim appeals from those motions. The appeals court panel heard oral arguments on these motions to dismiss in March 2012 and issued a ruling denying these motions in June 2012. The appellants have filed appeals to the New Jersey Supreme Court regarding this lower court ruling. Maxus/Tierra’s claims against the third-party defendants are set to be tried in April 2013 with damages to be tried in September 2013.

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

Kinder Morgan, Inc. Form 10-Q

the judge allows.

Casper and Douglas, U.S. EPA Notice of Violation

In March 2011, the U.S. EPA conducted inspections of several environmental programs at the Douglas and Casper Gas Plants in Wyoming.  In September 2011, KMP received two letters from the U.S. EPA alleging violations at both gas plants of the Risk Management Program requirements under the Clean Air Act.  In September 2012, we entered into Combined Complaint and Consent Agreements, and paid a monetary penalty of $158,000 for each plant to resolve these issues.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC; California Superior Court, County of Los Angeles, Case No. NC041463.

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles.  The lawsuit was stayed beginning in 2009 and remains stayed through the next case management conference in March 2013.  During the stay, the parties deemed responsible by the local regulatory agency (including the City of Los Angeles) have worked with that agency concerning the scope of the required cleanup and have now completed a sampling and testing program at the site.  KMP anticipates that cleanup activities at the site will begin in the spring of 2013. The local regulatory agency issued specific cleanup goals in early 2010, and two of those parties, including KMLT, have appealed those cleanup goals to the state water board.  The state water board has not yet taken any action with regard to KMP’s appeal petitions.

Plaintiff’s Third Amended Complaint alleges that future environmental cleanup costs at the former terminal will exceed $10 million, and that the plaintiff’s past damages exceed $2 million.  No trial date has yet been set. We have begun settlement negotiations with the Port of Los Angeles.

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

In mid 2011, KMLT and Plains Products entered into an agreement in principle with the NJDEP for settlement of the state’s alleged natural resource damages claim.  The parties then entered into a Consent Judgment which was subject to public notice and comment and court approval.  The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site.  KMLT and Plains Products have joint responsibility for this settlement.  Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each parties’ relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above.  The Consent Judgment is now entered with the Court and the settlement is final.  Now Plains will begin conducting remediation activities at the site and KMLT will provide oversight and 50% of the costs.  The settlement with the state does not resolve the original complaint brought by ExxonMobil. KMLT and Plains received a settlement demand from ExxonMobil in the amount of $1.38 million for the past costs related to the remediation at the Paulsboro facility. Plains and KMLT are in discussions regarding ExxonMobil's offer. There is no trial date set.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMP and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium

Kinder Morgan, Inc. Form 10-Q

property in San Diego arising from historic operations at the Mission Valley terminal facility.  The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL.  On September 26, 2007, KMP removed the case to the United States District Court, Southern District of California, case number 07CV1883WCAB.  The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property.  Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased their claim for damages to approximately $365 million.

The Court issued a Case Management Order on January 6, 2011, setting dates for completion of discovery and setting a trial date.  In April 2011, the parties filed a joint stipulation to extend the discovery schedule by approximately three months.  In December 2011, the parties again entered into a joint stipulation to extend the various schedules in the Court’s Case Management Order.  According to the schedule, the parties completed fact discovery in March 2012 and expert discovery in May 2012.   Both parties filed their respective summary adjudication motions and motions to exclude experts on June 29, 2012. Oral arguments related to these motions are set for November 30, 2012. The trial is now set for April 9, 2013.  KMP has been and will continue to aggressively defend this action.  This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  KMP continues to conduct an extensive remediation effort at the City’s stadium property site.

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

MTBE - El Paso Corporation and Subsidiaries

Certain of EP's subsidiaries used, produced, sold or distributed MTBE as a gasoline additive. Various lawsuits were filed throughout the U.S. regarding the potential impact of MTBE on water supplies. The lawsuits have been brought by different parties, including state attorneys general, water districts and individual water companies seeking different remedies against EP and many other defendants, including remedial activities, damages, attorneys' fees and costs. These cases were initially consolidated for pre-trial purposes in multi-district litigation (MDL) in the U.S. District Court for the Southern District of New York. Several cases were later remanded to state court. Ninety-seven of the cases have been settled or dismissed, and most of the settlements have been substantially funded by insurance. EP has two remaining lawsuits, both pending in the MDL. Based upon discovery conducted to date, EP's share of the relevant markets upon which alleged damages have been historically allocated among individual defendants is relatively small. In addition, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to EP. Therefore, our costs and legal exposure related to these remaining lawsuits are not currently determinable.

TGP, PHMSA Notice of Violation
On April 25, 2012, the PHMSA issued an NOPV against TGP proposing $118,500 in penalties for alleged violations discovered during an inspection prior to Kinder Morgan's ownership of TGP. We responded to the NOPV and paid the penalty to resolve this matter.

Kinder Morgan, Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual settlements of these claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of September 30, 2012, we have accrued an environmental reserve of $413 million, primarily consisting of (i) $299 million associated with EP and its subsidiaries (excluding TGP, which was included in the drop-down of EP assets to KMP, see Note 2); (ii) $110 million related to KMP, which includes $1 million of environmental reserves related to KMP’s FTC Natural Gas Pipelines disposal group; and (iii) $4 million related to KMI's discontinued operations. In addition, as of September 30, 2012, we have recorded a receivable of $27 million for expected cost recoveries that have been deemed probable.  As of December 31, 2011, our environmental reserve totaled $80 million and our estimated receivable for environmental cost recoveries totaled $5 million.  Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Other

We are a defendant in various lawsuits arising from the day-to-day operations of our businesses. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or cash flows.

11.  Regulatory Matters

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  The amount of regulatory assets and liabilities reflected within “Deferred charges and other assets” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets as of September 30, 2012 and December 31, 2011 are not material to our consolidated balance sheets.

Kinder Morgan, Inc. Form 10-Q

For information on our pipeline regulatory proceedings, see Note 10.

TGP's Proposed Sale of Production Area Facilities

On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain offshore and onshore supply facilities as well as a related offer of settlement that addresses the proposed rate and accounting treatment associated with the sale. The offer of settlement provides for a rate adjustment to TGP's maximum tariff rates upon the transfer of the assets and the establishment of a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. The sale is conditioned on approval by the FERC of both the requested abandonment authorization and offer of settlement. As of September 30, 2012, these assets totaled $32 million and are included within "Assets held for sale" in our accompanying consolidated balance sheet. Additionally, we have recorded an approximately $115 million regulated asset, which is included within "Deferred charges and other assets" in our accompanying consolidated balance sheet as of September 30, 2012, for the portion of the loss that we expect to recover through TGP's jurisdictional transportation rates as outlined in the FERC filing.

TGP Northeast Supply Diversification Project (Docket No. CP11-30-000)

On September 10, 2011, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in northern Pennsylvania and western New York along with an associated lease of transportation capacity from Dominion Transmission, Inc. in order to provide incremental firm transportation service to shippers of 250,000 dekatherms per day of natural gas produced in the Marcellus Shale supply area to northeast markets. The estimated capital cost of the project is $56 million and the capacity is fully subscribed under long term contracts. The project was placed in service in November 2012.

TGP Northeast Upgrade Project (Docket No. CP11-161-000)

On May 29, 2012, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in Pennsylvania and New Jersey that will provide needed infrastructure to support continued development of Marcellus shale natural gas production and increase TGP's delivery capacity in the region by 636,000 dekatherms per day. The estimated capital cost of the project is approximately $376 million and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2013.

TGP MPP Project (Docket No. CP12-28-000)

On August 9, 2012, the FERC issued an order authorizing the expansion of TGP's pipeline facilities in northwestern Pennsylvania that will provide needed infrastructure to support continued development of Marcellus shale natural gas production and increase TGP's delivery capacity in the region by 240,000 dekatherms per day. The estimated capital cost of the project is approximately $89 million and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2013.

TGP Rose Lake Expansion Project (Docket No. CP13-03-000)

On October 10, 2012, TGP filed an application with the FERC requesting authority to expand its pipeline capacity in northern Pennsylvania through the installation and modification of new and existing compression facilities that will result in increased capacity of 230,000 dekatherms per day and will improve the efficiency and reduce emissions by replacing certain older existing compression facilities. The project will further support continued development of Marcellus shale natural gas production in the region. The estimated capital cost of the project is approximately $92 million and the capacity is fully subscribed under long term contracts. The project is anticipated to be placed in service on November 1, 2014.

EPNG Regulatory Matters

Docket No. RP08-426

In April 2010, the FERC approved an offer of settlement which increased EPNG's base tariff rates, effective January 1, 2009. The settlement resolved all but four issues in the proceeding. In January 2011, the presiding administrative law judge issued a decision that for the most part found against EPNG on those four issues. In May 2012, the FERC upheld the initial decision of the presiding administrative law judge in Opinion No. 517 on three of the issues and found in favor of EPNG on one of the issues.  EPNG, along with other parties, has sought rehearing of those decisions to the FERC and may also seek review of any of the FERC's decisions to the U.S. Court of Appeals. However, in compliance with Opinion No. 517, EPNG filed with the FERC to implement certain aspects of the May 2012 order as they relate to rates under Docket No. RP08-426.

Kinder Morgan, Inc. Form 10-Q

Although the final outcome of all issues related to this open docket is not currently determinable, EPNG believes the accruals established for this matter are adequate.

Docket No. RP10-1398

In September 2010, EPNG filed a new rate case with the FERC proposing an increase in base tariff rates which would increase revenues by approximately $100 million annually over previously effective tariff rates. In October 2010, the FERC issued an order accepting and suspending the effective date of the proposed rates to April 1, 2011, subject to refund, the outcome of a hearing and other proceedings. Hearings were conducted during the fourth quarter of 2011 and in June 2012, the presiding administrative law judge issued an initial decision which was overall favorable for EPNG. The initial decision is currently being reviewed by the FERC. Participants may appeal this decision to the FERC and ultimately seek review of the FERC's decision to the U.S. Court of Appeals.  Additionally, certain customers have requested that the FERC require EPNG to decrease its currently effective recourse rates based on an order issued in May 2012 for matters in Docket No. RP08-426.  The FERC issued an order requiring the implementation of its decisions in Docket No. RP08-426, which included interim reductions to the currently effective rates. Although EPNG requested rehearing on the interim rate decrease, EPNG filed proforma tariff records to comply with the FERC's order and requested adequate surcharge authority in the event the final rates are above the interim rates. That rehearing request and filing currently are pending before the FERC. EPNG is pursuing settlement with its customers of all issues in both open rate cases. It is uncertain whether the expected increase in revenues will be achieved in the context of any such settlement or following the final determination of the FERC or the courts on the rate matters.  Although the final outcome is not currently determinable, EPNG believes the accruals established for this matter are adequate.

Docket No. CP12-6-000

On October 7, 2011, EPNG submitted an application, pursuant to Section 7(c) of the Natural Gas Act (NGA), requesting a certificate of public convenience and necessity authorizing the construction and operation of the Willcox Lateral 2013 Expansion Project located in Cochise County, Arizona. Concurrent with that application, EPNG also filed an application, pursuant to Section 3 of the NGA, for amended presidential permits to increase the export capacity of certain border crossings connected to the Willcox Lateral. At a cost of approximately $23 million, the project consists of modifications to the existing EPNG Willcox Compressor Station, increasing the maximum allowable operating pressure of the Willcox Lateral, replacing various pipeline road crossings, and upgrading existing meter stations. The new project facilities would create 185,000 dekatherms per day of incremental capacity on the Willcox Lateral. A FERC order approving this project was issued on October 12, 2012, with construction activities beginning shortly thereafter to permit a project in-service date by the second quarter 2013.

12. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2012 (including ASU No. 2011-8, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment”) had a material impact on our consolidated financial statements.

ASU No. 2011-11
On December 16, 2011, the Financial Accounting Standards Board issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The disclosure requirements of this ASU mandate that entities disclose both gross and net information about financial instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an enforceable master netting arrangement or similar agreement. ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements. The scope of this ASU includes derivative contracts, repurchase agreements, and securities borrowing and lending arrangements. Entities are required to apply the amendments of ASU No. 2011-11 for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. All disclosures provided by those amendments are required to be provided retrospectively for all comparative periods presented. We are currently reviewing the effects of ASU No. 2011-11.

Kinder Morgan, Inc. Form 10-Q

ASU No. 2012-02
On July 27, 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU allows an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset other than goodwill is impaired. If, after this assessment, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test prescribed by current accounting principles. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then resume performing the qualitative assessment in any subsequent period. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (January 1, 2013 for us), and early adoption is permitted. We are currently reviewing the effects of ASU No. 2012-02.

Kinder Morgan, Inc. Form 10-Q

13.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB's significant asset and liability balances as reported in KMP’s and EPB's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents - KMI(a)	$175	$2
Cash and cash equivalents - KMP	532	409
Cash and cash equivalents - EPB	68	—
Cash and cash equivalents	$775	$411

Property, plant and equipment, net–KMI(a)	$5,601	$2,330
Property, plant and equipment, net–KMP	19,326	15,596
Property, plant and equipment, net–EPB	5,954	—
Property, plant and equipment, net	$30,881	$17,926

Goodwill–KMI(a)	$18,930	$3,638
Goodwill–KMP	4,605	1,436
Goodwill–EPB	22	—
Goodwill	$23,557	$5,074

Current portion of debt–KMI(a)	$1,159	$1,261
Current portion of debt–KMP	2,697	1,638
Current portion of debt–EPB	93	—
Current portion of debt	$3,949	$2,899

Long-term debt outstanding–KMI(a)	$10,213	$1,978
Long-term debt outstanding–KMP	15,217	11,183
Long-term debt outstanding–EPB	4,250	—
Long-term debt outstanding	$29,680	$13,161
______
(a) Includes assets and liabilities of KMI's consolidated subsidiaries, excluding KMP and EPB.

14. Guarantee of Securities of Subsidiaries

KMI and some of its direct and indirect subsidiaries (referred to as the “Combined Other Guarantor Subsidiaries”), guarantee the payment of certain of El Paso LLC's (formerly known as El Paso Corporation) outstanding debt. As of the date of the guarantee, August 13, 2012, each series of El Paso LLC outstanding notes totaling approximately $4.1 billion in aggregate principal amount (referred to as the “Guaranteed Notes”) is guaranteed on a senior unsecured basis by KMI and the Combined Other Guarantor Subsidiaries. These Guaranteed Notes are guaranteed through their respective maturity dates, the latest of which is in 2037. Subject to the limitations set forth in the applicable guarantee agreements, the guarantees described above are full and unconditional and joint and several. A significant amount of KMI and the Combined Other Guarantor Subsidiaries' income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet their debt service or guarantee obligations are provided in large part by distributions or advances from their subsidiaries. The non-guarantor subsidiaries primarily consist of KMP and EPB, along with Kinder Morgan G.P., Inc., the general partner of KMP and El Paso Pipeline GP Company, L.L.C., the general partner of EPB. In the following condensed consolidating financial information, KMI is "Parent Guarantor," the Combined Other Guarantor Subsidiaries are "Guarantor Subsidiaries" and El Paso LLC is "Subsidiary Issuer." All of the Guarantor Subsidiaries and the Subsidiary Issuer are 100% owned by KMI.

Kinder Morgan, Inc. Form 10-Q

Following is a list of Guarantor Subsidiaries:

* El Paso Energy Service Company, L.L.C.    * El Paso Tennessee Pipeline Co., L. L. C.
* El Paso TGPC Investments, L.L.C.        * El Paso EPNG Investments, L.L.C.
* El Paso Pipeline Holding Company, L.L.C.    * El Paso Holdco L.L.C.
* Kinder Morgan (Delaware), Inc.        * Kinder Morgan Finance Company LLC
* KM International Services, Inc.            * K N Gas Gathering, Inc.
* KN Telecommunications, Inc.            * Knight Power Company LLC
* NGPL Holdco Inc.

Balances, results of operations and cashflows of El Paso Holdco L.L.C. and subsidiaries, including El Paso LLC, are reflected from the date of our acquisition, May 25, 2012, see Note 2.

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$55	$—	$71	$649	$—	$775
Other current assets	543	1,223	39	9,931	(7,389)	4,347
Property, plant and equipment, net	10	42	—	30,829	—	30,881
Investments	19,358	12,884	196	7,010	(33,313)	6,135
Goodwill	—	—	7,977	15,580	—	23,557
Deferred charges and other assets	1,329	3,013	24	4,557	(4,565)	4,358
Total assets	$21,295	$17,162	$8,307	$68,556	$(45,267)	$70,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,060	$1	$98	$2,790	$—	$3,949
Other current liabilities	184	347	7,220	2,549	(7,389)	2,911
Long-term debt	4,828	3,185	4,490	24,537	(4,565)	32,475
Deferred income taxes	926	56	—	2,938	—	3,920
Other long-term liabilities	151	925	207	1,617	—	2,900
Total liabilities	7,149	4,514	12,015	34,431	(11,954)	46,155

Stockholders' equity
Accumulated other comprehensive (loss) income	(56)	59	5	20	(84)	(56)
Other stockholders' equity	14,202	12,589	(3,713)	24,353	(33,229)	14,202
Total KMI equity	14,146	12,648	(3,708)	24,373	(33,313)	14,146
Non-controlling interests	—	—	—	9,752	—	9,752
Total stockholders' equity	14,146	12,648	(3,708)	34,125	(33,313)	23,898
Total liabilities and stockholders' equity	$21,295	$17,162	$8,307	$68,556	$(45,267)	$70,053

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of December 31, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$2	$—	$—	$409	$—	$411
Other current assets	53	120	—	1,203	(124)	1,252
Property, plant and equipment, net	2	17	—	17,907	—	17,926
Investments	8,557	1,113	—	3,435	(9,361)	3,744
Goodwill	—	—	—	5,074	—	5,074
Deferred charges and other assets	218	3,184	—	3,613	(4,705)	2,310
Total assets	$8,832	$4,434	$—	$31,641	$(14,190)	$30,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,260	$—	$—	$1,639	$—	$2,899
Other current liabilities	170	46	—	1,538	(124)	1,630
Long-term debt	3,500	3,121	—	12,440	(4,705)	14,356
Deferred income taxes	412	43	—	1,744	—	2,199
Other long term liabilities	169	—	—	896	—	1,065
Total liabilities	5,511	3,210	—	18,257	(4,829)	22,149

Stockholders' equity
Accumulated other comprehensive (loss) income	(115)	1	—	(7)	6	(115)
Other stockholders' equity	3,436	1,223	—	8,144	(9,367)	3,436
Total KMI equity	3,321	1,224	—	8,137	(9,361)	3,321
Non-controlling interests	—	—	—	5,247	—	5,247
Total stockholders' equity	3,321	1,224	—	13,384	(9,361)	8,568
Total liabilities and stockholders' equity	$8,832	$4,434	$—	$31,641	$(14,190)	$30,717

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$2,861	$—	$2,870

Costs, expenses and other
Gas purchases and other costs of sales	—	—	—	854	—	854
Depreciation, depletion and amortization	—	2	—	401	—	403
Other operating expenses	26	(19)	(1)	755	—	761
Total costs, expenses and other	26	(17)	(1)	2,010	—	2,018

Operating (loss) income	(17)	17	1	851	—	852

Other income (expense)
Earnings from equity investments	320	348	138	103	(808)	101
Amortization of excess cost of equity investments and other, net	—	—	(1)	17	—	16
Interest, net	(188)	(9)	(117)	(209)	—	(523)

Income from continuing operations before income taxes	115	356	21	762	(808)	446

Income tax (expense) benefit	85	(8)	47	(184)	—	(60)

Income from continuing operations	200	348	68	578	(808)	386

Loss from discontinued operations, net of tax	—	—	—	(131)	—	(131)

Net income	200	348	68	447	(808)	255

Net income attributable to noncontrolling interests	—	—	—	(55)	—	(55)

Net income attributable to controlling interests	$200	$348	$68	$392	$(808)	$200

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$6	$—	$—	$2,116	$—	$2,122

Costs, expenses and other
Gas purchases and other costs of sales	—	—	—	914	—	914
Depreciation, depletion and amortization	—	—	—	281	—	281
Other operating expenses	8	—	—	538	—	546
Total costs, expenses and other	8	—	—	1,733	—	1,741

Operating (loss) income	(2)	—	—	383	—	381

Other income (expense)
Earnings from equity investments	169	194	—	53	(366)	50
Amortization of excess cost of equity investments and other, net	1	(1)	—	(166)	—	(166)
Interest, net	(46)	5	—	(129)	—	(170)

Income from continuing operations before income taxes	122	198	—	141	(366)	95

Income tax (expense) benefit	30	(2)	—	(94)	—	(66)
						—
Income from continuing operations	152	196	—	47	(366)	29

Income from discontinued operations, net of tax	—	—	—	55	—	55

Net income	152	196	—	102	(366)	84

Net loss attributable to noncontrolling interests	—	—	—	68	—	68

Net income attributable to controlling interests	$152	$196	$—	$170	$(366)	$152

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$26	$—	$—	$6,868	$—	$6,894

Costs, expenses and other
Gas purchases and other costs of sales	—	—	—	2,071	—	2,071
Depreciation, depletion and amortization	—	3	—	1,007	—	1,010
Other operating expenses	216	34	63	1,872	—	2,185
Total costs, expenses and other	216	37	63	4,950	—	5,266

Operating (loss) income	(190)	(37)	(63)	1,918	—	1,628

Other income (expense)
Earnings from equity investments	437	637	156	256	(1,248)	238
Amortization of excess cost of equity investments and other, net	(1)	(13)	(1)	35	—	20
Interest, net	(320)	2	(143)	(532)	—	(993)

(Loss) income from continuing operations before income taxes	(74)	589	(51)	1,677	(1,248)	893

Income tax (expense) benefit	170	(10)	46	(371)	—	(165)

Income (loss) from continuing operations	96	579	(5)	1,306	(1,248)	728

Loss from discontinued operations, net of tax	(1)	—	—	(788)	—	(789)

Net income (loss)	95	579	(5)	518	(1,248)	(61)

Net loss attributable to noncontrolling interests	—	—	—	156	—	156

Net income (loss) attributable to controlling interests	$95	$579	$(5)	$674	$(1,248)	$95

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$27	$—	$—	$5,979	$—	$6,006

Costs, expenses and other
Gas purchases and other costs of sales	—	—	—	2,550	—	2,550
Depreciation, depletion and amortization	—	—	—	789	—	789
Other operating expenses	14	—	—	1,671	—	1,685
Total costs, expenses and other	14	—	—	5,010	—	5,024

Operating income	13	—	—	969	—	982

Other income (expense)
Earnings from equity investments	514	574	—	149	(1,081)	156
Amortization of excess cost of equity investments and other, net	(1)	—	—	(160)	—	(161)
Interest, net	(136)	14	—	(385)	—	(507)

Income from continuing operations before income taxes	390	588	—	573	(1,081)	470

Income tax (expense) benefit	49	(9)	—	(289)	—	(249)

Income from continuing operations	439	579	—	284	(1,081)	221

Income from discontinued operations, net of tax	—	—	—	146	—	146

Net income	439	579	—	430	(1,081)	367

Net loss attributable to noncontrolling interests	—	—	—	72	—	72

Net income attributable to controlling interests	$439	$579	$—	$502	$(1,081)	$439

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income	$200	$348	$68	$447	$(808)	$255
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	(30)	(27)	(2)	(92)	80	(71)
Reclassification of change in fair value of derivatives to net income	(5)	(5)	(2)	(3)	5	(10)
Foreign currency translation adjustments	22	19	—	70	(57)	54
Adjustments to pension and other postretirement benefit plan liabilities	(1)	(1)	(2)	2	(1)	(3)
Total other comprehensive loss	(14)	(14)	(6)	(23)	27	(30)
Comprehensive income	186	334	62	424	(781)	225
Comprehensive income attributable to noncontrolling interests	—	—	—	(39)	—	(39)
Comprehensive income attributable to controlling interests	$186	$334	$62	$385	$(781)	$186

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income	$152	$196	$—	$102	$(366)	$84
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	120	121	—	372	(316)	297
Reclassification of change in fair value of derivatives to net income	11	6	—	55	(38)	34
Foreign currency translation adjustments	(50)	(52)	—	(156)	133	(125)
Adjustments to pension and other postretirement benefit plan liabilities	—	1	—	(1)	—	—
Total other comprehensive income	81	76	—	270	(221)	206
Comprehensive income	233	272	—	372	(587)	290
Comprehensive income attributable to noncontrolling interests	—	—	—	(57)	—	(57)
Comprehensive income attributable to controlling interests	$233	$272	$—	$315	$(587)	$233

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income	$95	$579	$(5)	$518	$(1,248)	$(61)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	25	22	(5)	97	(68)	71
Reclassification of change in fair value of derivatives to net income	1	1	(2)	20	(15)	5
Foreign currency translation adjustments	21	18	—	68	(55)	52
Adjustments to pension and other postretirement benefit plan liabilities	12	12	12	(1)	(25)	10
Total other comprehensive income	59	53	5	184	(163)	138
Comprehensive income	154	632	—	702	(1,411)	77
Comprehensive loss attributable to noncontrolling interests	—	—	—	77	—	77
Comprehensive income attributable to controlling interests	$154	$632	$—	$779	$(1,411)	$154

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income	$439	$579	$—	$430	$(1,081)	$367
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	90	87	—	282	(237)	222
Reclassification of change in fair value of derivatives to net income	49	48	—	185	(146)	136
Foreign currency translation adjustments	(31)	(30)	—	(99)	82	(78)
Adjustments to pension and other postretirement benefit plan liabilities	(4)	(4)	—	(13)	11	(10)
Total other comprehensive income	104	101	—	355	(290)	270
Comprehensive income	543	680	—	785	(1,371)	637
Comprehensive income attributable to noncontrolling interests	—	—	—	(94)	—	(94)
Comprehensive income attributable to controlling interests	$543	$680	$—	$691	$(1,371)	$543

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by (used in) operating activities	$413	$(29)	$(324)	$2,997	$(1,130)	$1,927

Cash flows from investing activities
Acquisitions of assets and investments	6,333	—	—	(72)	(6,333)	(72)
Repayments from related party	—	—	10	(460)	498	48
Capital expenditures	(6)	—	—	(1,393)	—	(1,399)
Contributions to investments	(15)	(12)	(12)	(143)	24	(158)
Investment in KMP and EPB	(69)	—	(7)	—	76	—
Investment in El Paso (acquisition of EP)	(11,551)	—	6,339	242	—	(4,970)
Drop down assets to KMP	3,485	—	—	(3,485)	—	—
Distributions from equity investments in excess of cumulative earnings	11	—	29	119	—	159
Other, net	—	3	—	24	—	27
Net cash (used in) provided by investing activities	(1,812)	(9)	6,359	(5,168)	(5,735)	(6,365)

Cash flows from financing activities
Issuance of debt	7,182	—	62	8,483	—	15,727
Payment of debt	(4,683)	—	(176)	(5,562)	—	(10,421)
Repayments from related party	2	26	483	(13)	(498)	—
Debt issuance costs	(88)	—	—	(16)	—	(104)
Cash dividends	(810)	—	—	—	—	(810)
Repurchase of warrants	(136)	—	—	—	—	(136)
Contributions from parent	—	12	—	12	(24)	—
Distribution to parent	—	—	(6,333)	(1,080)	7,413	—
Contributions from noncontrolling interests	—	—	—	1,423	(19)	1,404
Distributions to noncontrolling interests	—	—	—	(853)	—	(853)
Other, net	(15)	—	—	4	(7)	(18)
Net cash provided by (used in) financing activities	1,452	38	(5,964)	2,398	6,865	4,789

Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13

Net increase in cash and cash equivalents	53	—	71	240	—	364
Cash and cash equivalents, beginning of period	2	—	—	409	—	411
Cash and cash equivalents, end of period	$55	$—	$71	$649	$—	$775

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2011
(In Millions)

	Parent Guarantor	Guarantor Subsidiaries	Subsidiary Issuer	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash (used in) provided by operating activities	$(108)	$751	$—	$1,978	$(1,025)	$1,596

Cash flows from investing activities
Acquisitions of assets and investments	—	—	—	(945)	—	(945)
Repayments from related party	—	—	—	29	—	29
Capital expenditures	(8)	—	—	(837)	—	(845)
Contributions to investments	(91)	—	—	(297)	91	(297)
Distributions from equity investments in excess of cumulative earnings	20	—	—	165	—	185
Other, net	—	—	—	87	—	87
Net cash used in investing activities	(79)	—	—	(1,798)	91	(1,786)

Cash flows from financing activities
Issuance of debt	1,750	—	—	6,356	—	8,106
Payment of debt	(1,375)	(750)	—	(5,538)	—	(7,663)
Debt issuance costs	(2)	(1)	—	(16)	—	(19)
Cash dividends	(557)	—	—	—	—	(557)
Distributions to parents	—	—	—	(943)	943	—
Contributions from noncontrolling interests	—	—	—	826	(9)	817
Distributions to noncontrolling interests	—	—	—	(707)	—	(707)
Net cash used in financing activities	(184)	(751)	—	(22)	934	(23)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(15)	—	(15)

Net (decrease) increase in cash and cash equivalents	(371)	—	—	143	—	(228)
Cash and cash equivalents, beginning of period	373	—	—	129	—	502
Cash and cash equivalents, end of period	$2	$—	$—	$272	$—	$274

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following information should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012; and (iii) our management's discussion and analysis of financial condition and results of operations included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

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

Acquisition of El Paso Corporation

Effective on May 25, 2012, we completed the acquisition of all of the outstanding shares of EP. As part of the acquisition, we acquired an emerging midstream business and one of North America's largest interstate natural gas pipeline systems, including a 43.5% (currently 41%) limited partner interest and 2% general partner interest in EPB. Together EP and EPB offer natural gas transmission services to a range of customers, including natural gas producers, marketers and end-users, as well as other natural gas transmission, distribution and electric generation companies. Our combined enterprise, including the associated master limited partnerships, KMP and EPB, now owns an interest in or operates more than 75,000 miles of pipeline and 180 terminals and represents the largest natural gas pipeline network in the United States, the largest independent transporter of petroleum products in the United States, the largest transporter of CO2 in the United States, the second largest oil producer in Texas and the largest independent terminal owner/operator in the United States.

In connection with our acquisition of EP we issued approximately 330 million shares of common stock and approximately 505 million warrants to purchase our common stock and paid approximately $11.6 billion in cash to former EP stockholders and equity award holders. Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of the warrants we issued in our acquisition of EP. Subsequent to the EP acquisition, and through September 30, 2012, we paid approximately $136 million to repurchase approximately 60 million warrants that were then canceled.

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

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2011	$0.31	January 18, 2012	January 31, 2012	February 15, 2012
March 31, 2012	$0.32	April 18, 2012	April 30, 2012	May 16, 2012
June 30, 2012	$0.35	July 18, 2012	July 31, 2012	August 15, 2012
September 30, 2012	$0.36	October 17, 2012	October 31, 2012	November 15, 2012
As presented in the following tables, during the three and nine months ended September 30, 2012, we generated cash available to pay dividends of $362 million and $972 million, respectively. Incorporating the impact of the EP acquisition, we

Kinder Morgan, Inc. Form 10-Q

expect to declare dividends of at least $1.40 per share for 2012, a 20% increase over our 2011 declared dividends of $1.20 (the 2011 per share amounts are presented as if we were publicly traded for all of 2011).

Dividends on our investor retained stock generally are paid at the same time as dividends on our common stock and are based on the aggregate number of shares of common stock into which our investor retained stock is convertible on the record date for the applicable dividend. The portion of our dividends payable on the three classes of our investor retained stock may vary among those classes, but the variations will not affect the dividends we pay on our common stock since the total number of shares of common stock into which our investor retained stock could convert in the aggregate was fixed on the closing of our initial public offering. As of September 30, 2012, our outstanding investor retained stock was convertible into an aggregate of 388,717,261 shares of our common stock, which represents 37.5% of our common stock on a fully-converted basis.
Our board of directors may amend, revoke or suspend our dividend policy at any time and for any reason. There is nothing in our dividend policy or our governing documents that prohibits us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, our capital requirements, legal, regulatory and contractual constraints, tax laws and other factors. In particular, distributions received from KMP continue to be the most significant source of our cash available to pay dividends. Our ability to pay and increase dividends to our stockholders is primarily dependent on distributions received from KMP and EPB.
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

Kinder Morgan, Inc. Form 10-Q

Cash Available to Pay Dividends
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
KMP distributions to us
From ownership of general partner interest(a)	$378	$310	$1,057	$904
On KMP units owned by us(b)	33	25	86	74
On KMR shares owned by us(c)	18	16	53	47
Total KMP distributions to us(d)	429	351	1,196	1,025
EPB distributions to us
From ownership of general partner interest(e)	40	—	72	—
On EPB units owned by us(f)	52	—	102	—
Total EPB distributions to us	92	—	174	—
NGPL cash available for distribution to us(d)	—	3	7	23
Total cash generated	521	354	1,377	1,048
General and administrative expenses and sustaining capital expenditures	(8)	(2)	(14)	(7)
Interest expense	(82)	(80)	(167)	(161)
Cash available to pay dividends before cash taxes	431	272	1,196	880
Cash taxes	(117)	(84)	(310)	(257)
Subtotal - Cash available to pay dividends(d)	314	188	886	623
EP's cash available for distribution
EP operations - Earnings before interest, taxes, depreciation and amortization (EBITDA)(g)	236	—	378	—
Interest expense(h)	(139)	—	(219)	—
EP general and administrative expenses	(27)	—	(35)	—
Sustaining capital expenditures(i)	(22)	—	(38)	—
EP's net cash available(j)	48	—	86	—
Total - Consolidated cash available to pay dividends(k)	$362	$188	$972	$623
______

(a)
Based on (i)  KMP distributions of $1.26 and $3.69 per common unit declared for the three and nine months ended September 30, 2012, respectively, and $1.16 and $3.45 per common unit declared for the three and nine months ended September 30, 2011, respectively; (ii) 340 million and 319 million aggregate common units, Class B units and i-units (collectively, KMP units) outstanding as of April 30, 2012 and April 29, 2011, respectively; (iii) 347 million and 330 million aggregate KMP units outstanding as of July 31, 2012 and July 29, 2011, respectively; (iv) 365 million and 333 million aggregate KMP units outstanding as of October 31, 2012 and October 31, 2011, respectively; and (v) waived incentive distributions of $6 million and $19 million for the three and nine months ended September 30, 2012, respectively, and $7 million and $21 million for the three and nine months ended September 30, 2011, respectively. In conjunction with KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk, we as general partner of KMP have agreed to waive receipt of a portion of our incentive distributions related to this investment from the first quarter of 2010 through the first quarter of 2013.

(b)
Based on 26 million KMP units owned by us for the three months ended September 30, 2012 and 22 million KMP units owned by us in the prior periods multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the three and nine months ended September 30, 2012 and received as distributions for the three and nine months ended September 30, 2011, respectively.  We did not sell any KMR shares in the first nine months of 2012 or 2011.  We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)	2011 KMP distributions to us have been presented on a declared basis and NGPL amounts have been presented on a cash available basis to be consistent with the current year presentation.

Kinder Morgan, Inc. Form 10-Q

(e)
Based on (i) EPB distributions of $0.58 and $1.13 per common unit declared for the three months and nine months ended September 30, 2012, respectively; and (ii) 208 million and 216 million common units outstanding as of July 31, 2012 and October 31, 2012, respectively.

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

(k)
Excludes $37 million and $322 million in after-tax expenses associated with the EP acquisition and EP Energy sale for the three and nine months ended September 30, 2012, respectively. The three months ended September 30, 2012 include (i) $60 million of expense for capitalized financing fees associated with the EP acquisition financing that were written-off (due to debt repayments) or amortized in the third quarter and (ii) $23 million benefit associated with pension income and tax benefits on deferred compensation. The nine months ended September 30, 2012 include (i) $99 million in employee severance, retention and bonus costs; (ii) $55 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; (iv) $67 million write-off (primarily due to debt repayments) or amortization of capitalized financing fees; and (v) $70 million for legal fees and reserves.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations(a)	$386	$29	$728	$221
Income from discontinued operations(a)	48	55	145	146
Income attributable to EPB(b)	—	—	(37)	—
Distributions declared by EPB(b)	—	—	82	—
Depreciation, depletion and amortization(c)	403	287	1,017	807
Amortization of excess cost of equity investments(a)	5	2	9	5
Earnings from equity investments(d)	(123)	(71)	(302)	(215)
Distributions from equity investments	122	65	290	201
Distributions from equity investments in excess of cumulative earnings	46	54	159	185
KMP certain items(e)	48	232	33	480
EP acquisition related costs(f)	74	—	468	—
EP certain items(g)	11	—	16	—
KMI deferred tax adjustment(h)	(3)	—	35	—
Difference between cash and book taxes	(65)	(21)	(212)	(29)
Difference between cash and book interest expense for KMI	(39)	(39)	(14)	(37)
Sustaining capital expenditures(i)	(117)	(55)	(232)	(141)
KMP declared distribution on its limited partner units owned by the public(j)	(408)	(345)	(1,155)	(1,007)
EPB declared distribution on its limited partner units owned by the public(k)	(72)	—	(137)	—
Other(l)	46	(5)	79	7
Cash available to pay dividends(m)	$362	$188	$972	$623
______

Kinder Morgan, Inc. Form 10-Q

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.
(b)
On May 25, 2012, we began recognizing income from our investment in EPB, and we received in the third quarter the full distribution for the second quarter as we were the holder of record as of July 31, 2012.

(c)	Consists of the following:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
	Depreciation, depletion and amortization from continuing operations	$403	$281	$1,010	$789
	Depreciation, depletion and amortization from discontinued operations	—	6	7	18
		$403	$287	$1,017	$807
(d)	Consists of the following:
		Three Months Ended September 30,		Nine Months Ended September 30,
		2012	2011	2012	2011
	Earnings from equity investments from continuing operations	$(101)	$(50)	$(238)	$(156)
	Earnings from equity investments from discontinued operations	(22)	(21)	(64)	(59)
		$(123)	$(71)	$(302)	$(215)

(e)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset disposition expenses. Three months 2011 includes $167 million non-cash loss on remeasurement of KMP's previously held equity interest in KinderHawk to fair value and $69 million attributable to rate case and other litigation matters in KMP's products pipelines on the West Coast.  Nine months 2011 includes (i) $167 million non-cash loss on KMP's previously held equity interest in KinderHawk discussed above; (ii) $234 million increase to KMP's legal reserve attributable to rate case and other litigation involving KMP's products pipelines on the West Coast, and (iii) KMP's portion ($87 million) of a $100 million special bonus expense for non-senior employees, which KMP is required to recognize in accordance with GAAP.  However, KMP had no obligation, nor did it pay any amounts in respect to such bonuses. The cost of the $100 million special bonus for non-senior employees was not borne by our Class P shareholders. In May of 2011 we paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to our Class A shareholders. KMP adds back these certain items in its calculation of distributable cash flow used to determine its distribution.

(f)
Includes pre-tax expenses associated with the EP acquisition and EP Energy sale. The three months ended September 30, 2012 include (i) $95 million of expense for capitalized financing fees associated with the EP acquisition financing that were written-off (due to debt repayments) or amortized and (ii) $38 million benefit associated with pension income and legal recoveries. The nine months ended September 30, 2012 include (i) $157 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $106 million write-off (primarily due to repayments) or amortization of capitalized financing fees, and (v) $96 million for legal fees and reserves.

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
(l)
Consists of items such as timing and other differences between earnings and cash, KMP's and EPB's cash flow in excess of their distributions, non-cash purchase accounting adjustments related to the EP acquisition and going-private transaction primarily associated with non-cash amortization of debt fair value adjustments, and in the nine months of 2011 KMP's crude hedges, and KMI certain items, which includes for the first quarter of 2011, KMI's portion ($13 million) of the special bonus as described in footnote (e) above.

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

Kinder Morgan, Inc. Form 10-Q

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

Consolidated

	Three Months Ended September 30,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(b)	$825	$20	$805	4,025%
Products Pipelines–KMP(c)	150	103	47	46%
CO2–KMP(d)	327	299	28	9%
Terminals–KMP(e)	183	178	5	3%
Kinder Morgan Canada–KMP	56	48	8	17%
Other(f)	(6)	—	(6)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	1,535	648	887	137%
Depreciation, depletion and amortization expense	(403)	(281)	(122)	(43)%
Amortization of excess cost of equity investments	(5)	(2)	(3)	(150)%
Other revenues	9	7	2	29%
General and administrative expense(g)	(186)	(109)	(77)	(71)%
Unallocable interest expense, net of interest income and other, net(h)	(517)	(175)	(342)	(195)%
Income from continuing operations before income taxes	433	88	345	392%
Unallocable income tax expense(a)	(47)	(59)	12	20%
Income from continuing operations	386	29	357	1,231%
(Loss) income from discontinued operations, net of tax(i)	(131)	55	(186)	(338)%
Net income	255	84	171	204%
Net (income) loss attributable to noncontrolling interests	(55)	68	(123)	(181)%
Net income attributable to Kinder Morgan, Inc.	$200	$152	$48	32%

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2012	2011	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines(j)	$1,479	$331	$1,148	347%
Products Pipelines–KMP(k)	490	304	186	61%
CO2–KMP(l)	988	836	152	18%
Terminals–KMP(m)	564	523	41	8%
Kinder Morgan Canada–KMP(n)	158	150	8	5%
Other(g)	(11)	—	(11)	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	3,668	2,144	1,524	71%
Depreciation, depletion and amortization expense	(1,010)	(789)	(221)	(28)%
Amortization of excess cost of equity investments	(9)	(5)	(4)	(80)%
Other revenues	28	27	1	4%
General and administrative expense(o)	(816)	(399)	(417)	(105)%
Unallocable interest expense, net of interest income and other, net(p)	(997)	(522)	(475)	(91)%
Income from continuing operations before income taxes	864	456	408	89%
Unallocable income tax expense(a)	(136)	(235)	99	42%
Income from continuing operations	728	221	507	229%
(Loss) income from discontinued operations, net of tax(q)	(789)	146	(935)	(640)%
Net (loss) income	(61)	367	(428)	(117)%
Net loss attributable to noncontrolling interests	156	72	84	117%
Net income attributable to Kinder Morgan, Inc.	$95	$439	$(344)	(78)%
________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include KMP's allocable income tax expense of $13 million and $7 million for the three months ended September 30, 2012 and 2011, respectively, and $29 million and $14 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
2012 amount includes EBDA related to the natural gas pipeline operations of EP, its subsidiaries (including EPB) and equity investments. 2012 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities and a $1 million decrease in income from incremental severance expenses. 2011 amount includes a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk Field Services LLC to fair value. 2012 amount includes decreases in segment earnings of $3 million related to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)
2012 amount includes a $34 million increase in expense associated with environmental liability adjustments, a $9 million increase in expense associated with rate case liability adjustments, and an $8 million gain from the disposal of property related to the sale of a portion of KMP's former Gaffey Street terminal land, located in San Pedro, California. 2011 amount includes a $69 million increase in expense associated with rate case, leased rights-of-way and other legal liability adjustments, and a $6 million increase in expense associated with environmental liability adjustments.

(d)
2012 and 2011 amounts include a $5 million decrease in income and an $8 million increase in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales. Also, 2011 amounts include increases in segment earnings resulting from valuation adjustments of $4 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(e)
2012 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities. 2011 amount includes (i) a $1 million increase in expense associated with storm damage and repair activities at the Carteret, New Jersey liquids terminal; (ii) a $1 million loss from property write-offs associated with the on-going dissolution of KMP's partnership interest in Globalplex Handling; and (iii) a $1 million gain from the sale of KMP's ownership interest in Arrow Terminals B.V. Also, 2011 amount includes decreases in segment earnings of $2 million related to assets sold, which had been revalued as part of the Going Private

Kinder Morgan, Inc. Form 10-Q

transaction and recorded in the application of the purchase method of accounting.

(f)
Following our May 25, 2012 EP acquisition, this segment primarily includes several physical natural gas sales contracts with power plants associated with EP's legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028.

(g)
2012 amount includes $21 million of pre-tax net benefit associated with the EP acquisition and EP Energy sale. The amount includes (i) $38 million benefit associated with pension income and legal recoveries, partially offset by $8 million of severance and $9 million of other costs, primarily legal. 2012 also includes (i) a $3 million increase in unallocated severance expenses and (ii) a $2 million increase in expense for certain asset and business acquisition costs. 2011 amount includes a $1 million decrease in unallocated payroll tax expense related to KMP's portion ($87 million) of the special bonus discussed in item (i) of footnote (n) below.

(h)	2012 amounts include (i) $95 million of capitalized financing fees associated with the EP acquisition financing that were written-off (due to debt repayment) or amortized in the third quarter.

(i)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax.  2012 amount consists of a $131 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $179 million non-cash loss from both costs to sell and the remeasurement of net assets to fair value). 2011 amount consists of $61 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments, and $6 million of depreciation and amortization expense.

(j)
2012 amount includes EBDA related to the natural gas pipeline operations of EP, its subsidiaries (including EPB) and equity investments for the period after the May 25, 2012 EP acquisition. 2012 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities and a $1 million decrease in income from incremental severance expenses. 2011 amount includes a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk Field Services LLC to fair value. Also, 2012 and 2011 amounts include decreases in segment earnings of $3 million and $1 million, respectively, related to assets sold which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(k)
2012 amount includes a $34 million increase in expense associated with environmental liability adjustments, a $9 million increase in expense associated with rate case liability adjustments, and an $8 million gain from the disposal of property related to the sale of a portion of KMP's former Gaffey Street terminal land. 2011 amount includes (i) a $234 million increase in expense associated with rate case, leased rights-of-way, and other legal liability adjustments; (ii) a $6 million increase in expense associated with environmental liability adjustments; and (iii) an $11 million gain from the disposal of property related to the sale of a portion of KMP's former Gaffey Street terminal land. Also, 2012 amount includes a $2 million decrease in earnings related to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(l)
2012 and 2011 amounts include an $8 million decrease in income and a $10 million increase in income, respectively, from unrealized gains and losses on derivative contracts used to hedge forecast crude oil sales. 2012 amount also includes a $7 million gain from the sale of KMP's ownership interest in the Claytonville oil field unit. Also, 2011 amounts include increases in segment earnings resulting from valuation adjustments of $13 million primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(m)
2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at the Port Sulphur, Louisiana, International Marine Terminal facility, and a $1 million increase in expense related to hurricane clean-up and repair activities. 2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $4 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (iii) a combined $2 million increase in income from adjustments associated with the sale of KMP's ownership interest in the boat fleeting business KMP acquired from Megafleet Towing Co., Inc. in April 2009; (iv) a combined $2 million increase in income associated with the sale of a 51% ownership interest in two of KMP's subsidiaries: River Consulting LLC and Devco USA L.L.C.; (v) a $1 million gain from the sale of KMP's ownership interest in Arrow Terminals B.V.; (vi) a $4 million increase in expense at KMP's Carteret terminal, associated with storm and fire damage and repair activities, environmental liability adjustments, and the settlement of a certain litigation matter; (vii) a $1 million loss from property write-offs associated with the on-going dissolution of KMP's partnership interest in Globalplex Handling; and (viii) a $1 million loss from property write-offs associated with the 2010 casualty at KMP's International Marine Terminal facility. Also, 2012 and 2011 amounts include $1 million and $2 million, respectively, decreases in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(n)	2011 amounts include a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.

(o)
2012 amount includes (i) $362 million of pre-tax expenses associated with the EP acquisition and EP Energy sale. The amount includes (a) $157 million in employee severance, retention and bonus costs; (b) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (c) $37 million in advisory fees and (d) $96 million for legal fees and reserves. 2012 also includes a $2 million increase in expense for certain asset and business acquisition costs. 2011 amount includes (i) a $100 million (pre-tax) increase in a special bonus expense for non-senior employees. The cost of this bonus was not borne by our Class P shareholders. KMI paid for these bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI's Class A shareholders; (ii) a $1 million increase in unallocated payroll tax expense related to KMP's portion ($87 million) of the special bonus discussed preceding; (iii) a $1 million increase in expense for certain asset and business acquisition costs; (iv) a reduction to expense for a $46 million going private transaction litigation insurance reimbursement; (v) a $11 million increase of expense associated with our initial public offering; (vi) a $1 million increase in expense related to non-cash compensation expense; and (vii) a $1 million increase in going private transaction litigation expense.

Kinder Morgan, Inc. Form 10-Q

(p)	2012 amounts include (i) $106 million of capitalized financing fees that were written-off (primarily due to debt repayments) or amortized.

(q)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax.  2012 amount consists of (i) a $782 million loss before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $934 million non-cash loss from remeasurement of net assets to fair value); and (ii) $7 million of depreciation and amortization expense. 2011 amount consists of (i) $164 million of earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments (including a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011); and (ii) $18 million of depreciation and amortization expense.

Net income attributable to Kinder Morgan, Inc.’s stockholders totaled $200 million for the third quarter of 2012 as compared to net income of $152 million in the third quarter of 2011.  Our total revenues for the comparative periods were $2,870 million and $2,122 million, respectively.

For the nine months ended September 30, 2012, our net income attributable to Kinder Morgan, Inc. totaled $95 million as compared to net income of $439 million in the comparable period of 2011. Our total revenues for the comparative periods were $6,894 million and $6,006 million, respectively.

For the three and nine months ended September 30, 2012, our net income was impacted by (i) $37 million and $322 million, respectively, in after-tax expenses associated with the EP acquisition and EP Energy sale (See footnotes (g) and (o) above for a list of primary items on pre-tax basis); (ii) deferred tax adjustments primarily associated with the EP acquisition, which resulted in an incremental benefit of $3 million and expense of $35 million, respectively; and (iii) $179 million and $934 million, respectively, in after-tax KMP's FTC Natural Gas Pipelines disposal group remeasurement loss and costs to sell.

For the comparable third quarter periods of 2012 and 2011, total segment earnings before depreciation, depletion and amortization expenses (EBDA) increased $887 million (137%) in 2012. However, this overall increase in earnings (i) included an increase of $187 million from the effect of the certain items described in the footnotes (b), (c), (d) and (e) to the table above (which combined to decrease total segment EBDA by $46 million in the third quarter of 2012 and to decrease total segment EBDA by $233 million in the third quarter of 2011); and (ii) excluded an $14 million decrease in segment earnings before depreciation, depletion and amortization from discontinued operations in each of the comparable third quarter periods (as described in footnote (i) to the table above and excluding the combined $179 million non-cash loss from both costs to sell and the remeasurement of net assets to fair value in the third quarter of 2012).

After adjusting for the effect of the certain items, the remaining $700 million (79%) increase in quarterly segment EBDA resulted from better performance in the third quarter of 2012 from our Natural Gas Pipelines primarily from the contributions from the EP operations, including EPB, along with better performance from the CO2–KMP, Terminals–KMP, Products Pipelines–KMP and Kinder Morgan Canada–KMP business segments.

For the comparable nine month periods, total segment EBDA increased $1,524 million (71%) in 2012; however, this overall increase in earnings included (i) an increase of $333 million from the effect of the certain items described in the footnotes (j), (k), (l), (m) and (n) to the table above (which combined to decrease total segment EBDA by $33 million in the first nine months of 2012 and to decrease total segment EBDA by $366 million in the first nine months of 2011); and (ii) excluded an $22 million decrease in segment earnings before depreciation, depletion and amortization from discontinued operations (as described in footnote (q) to the table above and excluding both the combined $934 million non-cash loss from costs to sell and the remeasurement of net assets to fair value in the first nine months of 2012 and the $10 million increase in expense in the first nine months of 2011 from the write-off of a receivable for fuel under-collected prior to 2011).

After adjusting for the effect of the certain items, the remaining $1,191 million (47%) increase in segment EBDA resulted from better performance in the first nine months of 2012 from our Natural Gas Pipelines primarily from the contributions from the EP operations, including EPB, along with better performance from the CO2–KMP, Terminals–KMP and Kinder Morgan Canada–KMP business segments, partially offset by lower earnings from the Products Pipelines–KMP business segment.

Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$1,646	$1,093	$3,440	$2,999
Operating expenses(a)	(899)	(939)	(2,129)	(2,608)
Other expense(b)	(4)	—	(4)	(1)
Earnings from equity investments(c)	75	31	164	108
Interest income and other, net(d)	17	(165)	21	(164)
Income tax expense	(10)	—	(13)	(3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments from continuing operations	825	20	1,479	331
Discontinued operations(e)	(132)	61	(782)	164
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments including discontinued operations	$693	$81	$697	$495

Natural gas transportation volumes (Bcf)(f)	2,869.0	2,582.4	8,321.9	7,424.3
Natural gas sales volumes (Bcf)(g)	228.7	215.1	657.2	598.7
________

(a)	Three and nine month 2012 amounts include a $1 million increase in expense related to hurricane clean-up and repair activities.

(b)
Three and nine month 2012 amounts include a $3 million decrease, and nine month 2011 amount includes an $1 million decrease in segment earnings. All these decreases were related to assets sold, which had been revalued as part of the Going Private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and nine month 2012 amounts include a $1 million decrease in earnings from incremental severance expenses.

(d)	Three and nine month 2011 amounts include a $167 million loss from the remeasurement of KMP's previously held 50% equity interest in KinderHawk Field Services LLC to fair value.

(e)
Represents earnings (losses) before depreciation, depletion and amortization expense attributable to KMP’s FTC Natural Gas Pipelines disposal group. Three and nine month 2012 amounts include non-cash losses of $179 million and $934 million, respectively, from remeasurements of the FTC Natural Gas Pipelines disposal group to fair value and costs to sell. Nine month 2011 amount includes a $10 million increase in expense from the write-off of a receivable for fuel under-collected prior to 2011. Three and nine month 2012 amounts also include revenues of $71 million and $204 million, respectively, and three and nine month 2011 amounts also include revenues of $83 million and $241 million, respectively.

(f)
Includes Kinder Morgan Interstate Gas Transmission LLC, Trailblazer Pipeline Company LLC, TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, Rockies Express Pipeline LLC, Texas intrastate natural gas pipeline group pipeline and EP natural gas pipeline operations (including EPB, EPNG and Tennessee Gas Pipeline) volumes. Volumes for acquired pipelines are included for all periods.

(g)	Represents Texas intrastate natural gas pipeline group volumes.

Combined, the certain items described in footnotes (a) through (d) to the table above decreased our Natural Gas Pipelines business segment's earnings before depreciation, depletion and amortization (including discontinued operations) by $17 million and $761 million, respectively, in the third quarter and first nine months of 2012 relative to the comparable periods in 2011. Following is information, for each of the comparable three and nine month periods of 2012 and 2011 and including discontinued operations, related to the increases and decreases in the segment's (i) remaining $629 million (254%) and $963 million (143%) increases in earnings before depreciation, depletion and amortization; and (ii) $541 million (46%) and $404 million (12%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EP Assets(a)	$63	n/a	$43	n/a
EPB	299	n/a	368	n/a
EPNG(b)	98	n/a	130	n/a
Tennessee Gas Pipeline	186	n/a	248	n/a
Kinder Morgan Treating operations	13	119%	30	191%
Eagle Ford Gathering(c)	9	529%	n/a	n/a
Fayetteville Express Pipeline(c)	7	118%	n/a	n/a
EagleHawk Field Services(b)	1	106%	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(12)	(17)%	(252)	(25)%
KinderHawk Field Services(c)	(3)	(7)%	(1)	(2)%
NGPL PipeCo LLC(c)	(4)	(175)%	n/a	n/a
All others (including eliminations)	(14)	(27)%	(13)	(37)%
Total Natural Gas Pipelines-continuing operations	643	344%	553	51%
Discontinued operations(d)	(14)	(23)%	(12)	(14)%
Total Natural Gas Pipelines-including discontinued operations	$629	254%	$541	46%

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EP Assets(a)	$82	n/a	$54	n/a
EPB	421	n/a	517	n/a
EPNG(b)	129	n/a	178	n/a
Tennessee Gas Pipeline	255	n/a	347	n/a
KinderHawk Field Services(c)	63	93%	100	203%
Kinder Morgan Treating operations	31	95%	74	155%
Fayetteville Express Pipeline(c)	28	239%	n/a	n/a
Eagle Ford Gathering(c)	15	919%	n/a	n/a
EagleHawk Field Services(c)	6	484%	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	(19)	(8)%	(816)	(29)%
NGPL PipeCo LLC(c)	(12)	(82)%	n/a	n/a
All others (including eliminations)	(14)	(8)%	(13)	(6)%
Total Natural Gas Pipelines-continuing operations	985	197%	441	15%
Discontinued operations(d)	(22)	(13)%	(37)	(15)%
Total Natural Gas Pipelines-including discontinued operations	$963	143%	$404	12%
________
n/a – not applicable

(a)	Represents EBDA and revenues from those EP subsidiaries not included in KMP and EPB, and including equity-method investments.

(b)	EPNG is presented separately in the tables above at 100%.

(c)
Equity investment.  We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(d)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The overall increases in the Natural Gas Pipelines business segment's earnings before depreciation, depletion and

Kinder Morgan, Inc. Form 10-Q

amortization expenses in the comparable three and nine month periods of 2012 and 2011 included the following:

•
$646 million and $887 million incremental earnings from assets acquired on May 25, 2012 from EP, including earnings from EPB, EPNG and Tennessee Gas Pipeline, for the three and nine months ended September 30, 2012, respectively;

▪	incremental equity earnings of $9 million and $15 million, respectively, from KMP's 50%-owned Eagle Ford Gathering LLC, which initiated flow on its natural gas gathering system on August 1, 2011;

▪
increases of $7 million (118%) and $28 million (239%), respectively, attributable to incremental equity earnings from KMP's 50%-owned Fayetteville Express pipeline system-driven by a ramp-up in firm contract transportation volumes, and to lower interest expense. Period-to-period transportation revenues increased due to increases in natural gas transmission volumes of 8% and 15%, respectively, and the decreases in interest expense related to Fayetteville's refinancing of its prior bank credit facility in July 2011;

▪
decreases of $12 million (17%) and $19 million (8%), respectively, from the Texas intrastate natural gas pipeline group. The decreases were driven by higher operating and maintenance expenses, lower margins on natural gas processing activities, and for the comparable nine month periods, by lower margins on natural gas sales. The increases in expenses were driven by both higher pipeline integrity maintenance and unexpected well repairs. The decreases in processing margins were mostly due to lower natural gas liquids prices, and the period-to-period decrease in sales margin was primarily due to lower average natural gas sales prices;

▪
a decrease of $3 million (7%) and an increase of $63 million (93%), respectively, from KMP's now wholly-owned KinderHawk Field Services LLC. The quarter-to-quarter decrease in earnings related primarily to lower gathering volumes and lower cashout settlement revenues. The increase across the comparable nine month periods was mainly due to incremental earnings resulting from the inclusion of a full nine months of operations in 2012. Effective July 1, 2011, KMP acquired the remaining 50% ownership interest in KinderHawk that it did not already own.

The period-to-period decreases in earnings before depreciation, depletion and amortization from discontinued operations were largely due to lower operating revenues from both KMP's Kinder Morgan Interstate Gas Transmission and Trailblazer pipeline systems. The decreases generally related to lower net fuel recoveries, lower margins on operational natural gas sales, and excess natural gas transportation capacity existing out of the Rocky Mountain region.
The overall changes in both segment revenues and segment operating expenses (which include natural gas costs of sales) in the comparable three and nine month periods of 2012 and 2011 primarily relate to the natural gas purchase and sale activities of KMP's Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group's average prices and volumes for natural gas purchased and sold. KMP's intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same pricing environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its gas purchase costs. For the comparable third quarter periods of 2012 and 2011, KMP's Texas intrastate natural gas pipeline group accounted for 68% and 85%, respectively, of the segment's revenues, and 85% and 94%, respectively, of the segment's operating expenses. For the comparable nine month periods of both years, the intrastate group accounted for 73% and 87%, respectively, of total segment revenues, and 87% and 94%, respectively, of total segment operating expenses.

Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$386	$242	$940	$695
Operating expenses(a)	(256)	(146)	(497)	(426)
Other income (expense)(b)	7	(1)	5	10
Earnings from equity investments	10	9	29	23
Interest income and Other, net	1	1	11	4
Income tax (expense) benefit	2	(2)	2	(2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$150	$103	$490	$304
Gasoline (MMBbl)(c)	98.1	101.7	292.9	297.2
Diesel fuel (MMBbl)	36.3	37.2	105.7	110.7
Jet fuel (MMBbl)	28.3	28.1	84.0	82.9
Total refined product volumes (MMBbl)	162.7	167.0	482.6	490.8
Natural gas liquids (MMBbl)	8.5	7.6	23.1	19.8
Total delivery volumes (MMBbl)(d)	171.2	174.6	505.7	510.6
Ethanol (MMBbl)(e)	8.9	8.0	24.1	23.0
________

(a)
Three and nine month 2012 amounts include a $34 million increase in expense associated with environmental liability adjustments, and a $9 million increase in expense associated with rate case liability adjustments. Three and nine month 2011 amounts include increases in expense of $69 million and $234 million, respectively, associated with rate case, leased rights-of-way and other legal liability adjustments, and a $6 million increase in expense associated with environmental liability adjustments.

(b)
Three and nine month 2012 amounts include a gain of $8 million, and nine month 2011 amount includes a gain of $11 million, all from the disposal of property related to the sale of a portion of KMP's former Gaffey Street terminal land. Also nine month 2012 amount includes a $2 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, Central Florida, Cochin and Cypress pipeline volumes.

(e)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Combined, the certain items described in footnotes (a) and (b) to the table above accounted for increases in segment earnings before depreciation, depletion and amortization expenses of $40 million in the third quarter of 2012, and $192 million in the first nine months of 2012, when compared to the same two periods of 2011. Following is information, for each of the comparable three and nine month periods of 2012 and 2011, related to the segment's (i) remaining $7 million (4%) increase and $6 million (1%) decrease in earnings before depreciation, depletion and amortization; and (ii) $144 million increase (60%) and $245 million (35%) increase in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$3	34%	$152	1,344%
Cochin Pipeline	2	15%	(5)	(18)%
Calnev Pipeline	(2)	(15)%	(2)	(10)%
Pacific operations	(1)	(2)%	(5)	(4)%
Plantation Pipeline	(1)	(1)%	—	—%
All others (including eliminations)	6	10%	4	6%
Total Products Pipelines-KMP	$7	4%	$144	60%

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Pacific operations	$(17)	(7)%	$(15)	(5)%
Transmix operations	(11)	(44)%	259	713%
Calnev Pipeline	(6)	(14)%	(4)	(7)%
Cochin Pipeline	12	30%	(3)	(5)%
Plantation Pipeline	3	8%	1	6%
All others (including eliminations)	13	8%	7	4%
Total Products Pipelines–KMP	$(6)	(1)%	$245	35%

The primary increases and decreases in the Products Pipelines–KMP business segment's earnings before depreciation, depletion and amortization expenses in the comparable three and nine month periods of 2012 and 2011 included the following:

▪
an increase of $3 million (34%) and a decrease of $11 million (44%), respectively, from KMP's transmix processing operations. The quarter-to-quarter increase in earnings was driven by favorable pricing. The drop in earnings across the comparable nine month periods was primarily due to a decrease in processing volumes and unfavorable net carrying value adjustments to product inventory. The period-to-period increases in revenues were due mainly to the expiration of certain transmix fee-based processing agreements in March 2012. Due to the expiration of these contracts, KMP now directly purchases incremental volumes of transmix and sells incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
increases of $2 million (15%) and $12 million (30%), respectively, from the Cochin Pipeline-the increase in earnings in the comparable quarterly periods was primarily due to a favorable income tax adjustment. The increase in earnings across the comparable year-to-date periods was largely due to a 25% increase in pipeline throughput volumes (due in part to completed expansion projects since the end of the third quarter of 2012), and to the favorable settlement of a pipeline access dispute;

▪
decreases of $2 million (15%) and $6 million (14%), respectively, from the Calnev Pipeline-chiefly due to lower period-to-period delivery volumes that were due in part to incremental services offered by a competing pipeline;

▪	for the comparable three month periods, a $2 million (11%) increase from the Southeast terminal operations-due mainly to increased throughput volumes of refined products and biofuels;

▪
decreases of $1 million (2%) and $17 million (7%), respectively, from the Pacific operations. Earnings were essentially flat across both quarterly periods, but decreased in the comparable nine month periods due primarily to lower operating revenues. Mainline transportation revenues dropped in the first nine months of 2012, due largely to lower average FERC tariffs as a result of rate case rulings settlements made since the end of the third quarter of 2011; and

Kinder Morgan, Inc. Form 10-Q

▪
for the comparable nine month periods, an increase of $3 million (8%) from KMP's approximate 51% interest in the Plantation pipeline system-due largely to higher transportation revenues driven by higher average tariff rates since the end of the third quarter of 2011.

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues(a)	$420	$376	$1,250	$1,076
Operating expenses	(97)	(83)	(282)	(256)
Other income(b)	—	—	7	—
Earnings from equity investments	5	7	18	18
Interest income and Other, net	1	1	—	2
Income tax expense	(2)	(2)	(5)	(4)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$327	$299	$988	$836
Southwest Colorado carbon dioxide production (gross)(Bcf/d)(c)	1.2	1.2	1.2	1.2
Southwest Colorado carbon dioxide production (net)(Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	30.0	29.4	28.4	28.9
SACROC oil production (net)(MBbl/d)(e)	25.0	24.5	23.7	24.1
Yates oil production (gross)(MBbl/d)(d)	20.6	21.5	20.9	21.7
Yates oil production (net)(MBbl/d)(e)	9.3	9.5	9.3	9.6
Katz oil production (gross)(MBbl/d)(d)	1.8	0.5	1.7	0.3
Katz oil production (net)(MBbl/d)(e)	1.5	0.4	1.4	0.3
Natural gas liquids sales volumes (net)(MBbl/d)(e)	9.3	8.4	9.3	8.4
Realized weighted-average oil price per Bbl(f)	$88.64	$70.43	$88.39	$69.54
Realized weighted-average natural gas liquids price per Bbl(g)	$44.27	$68.86	$51.53	$65.53
________

(a)
Three and nine month 2012 amounts include unrealized losses of $5 million and $8 million, respectively, and three and nine month 2011 amounts include unrealized gains of $8 million and $10 million, respectively, all relating to derivative contracts used to hedge forecast crude oil sales.  Also, three and nine month 2011 amounts include increases in segment earnings resulting from valuation adjustments of $4 million and $13 million, respectively, primarily related to derivative contracts in place at the time of the going-private transaction and recorded in the application of the purchase method of accounting.

(b)	Nine month 2012 amount represents the gain from the sale of KMP's ownership interest in the Claytonville oil field unit.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

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

For the three and nine months ended September 30, 2012, the certain items described in footnotes (a) and (b) to the table above (i) decreased earnings before depreciation, depletion and amortization by $17 million and $24 million, respectively; and (ii) decreased revenues by $17 million and $31 million, respectively, when compared to the same two periods of 2011. For each of the segment's two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2012 and 2011, in the segment's remaining (i) $45 million (16%) and $176 million (22%) increases in earnings before depreciation, depletion and amortization; and (ii) $61 million (17%) and $205 million (19%) increases in

Kinder Morgan, Inc. Form 10-Q

operating revenues:

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$32	15%	$51	18%
Sales and Transportation Activities	13	19%	8	9%
Intrasegment eliminations	—	—%	2	9%
Total CO2–KMP	$45	16%	$61	17%

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$137	23%	$169	20%
Sales and Transportation Activities	39	17%	30	11%
Intrasegment eliminations	—	—%	6	11%
Total CO2–KMP	$176	22%	$205	19%

The increases in earnings for the comparable three and nine month periods of 2012 and 2011 from the segment's oil and gas producing activities were driven by increases of $68 million (30%) and $188 million (29%), respectively, in crude oil sales revenues. The increases were due to both higher average realizations for U.S. crude oil, increased oil production at the Katz field unit, and for the comparable nine month periods, to increased oil production at the SACROC field unit. When compared to the same periods a year ago, our realized weighted average price per barrel of crude oil increased 26% in the third quarter of 2012 (from $70.43 per barrel in third quarter 2011 to $88.64 per barrel in third quarter 2012) and 27% in the first nine months of 2012 (from $69.54 per barrel in the first nine months of 2011 to $88.39 per barrel in the first nine months of 2012). Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $89.07 and $92.23 per barrel in the third quarter and first nine months of 2012, respectively, and $87.73 and $92.71 per barrel in the third quarter and first nine months of 2011, respectively. Partially offsetting the increases in crude oil sales revenues were decreases in plant product sales revenues of $15 million (29%) and $19 million (12%), respectively, due to period-to-period decreases in the realized weighted average price per barrel of natural gas liquids of 36% and 21%, respectively.

The increases in earnings before depreciation, depletion and amortization expenses from the segment's sales and transportation activities were driven by higher non-consent revenues, higher reimbursable project revenues, and for the comparable nine month periods, higher carbon dioxide sales revenues. The increases in non-consent revenues related to sharing arrangements pertaining to certain expansion projects completed at the McElmo Dome unit in Colorado since the end of the third quarter of 2011. The increase in reimbursable revenues related to the completion of prior expansion projects on the Central Basin pipeline system. Although essentially flat across both comparable quarterly periods, the revenues KMP realized from carbon dioxide sales increased by $15 million (8%) in the first nine months of 2012, when compared to the first nine months of last year. The increase was driven by a 17% increase in average sales prices, due primarily to two factors: (i) a change in the mix of contracts resulting in more carbon dioxide being delivered under higher price contracts; and (ii) heavier weighting of new carbon dioxide contract prices to the price of crude oil.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$334	$328	$1,018	$980
Operating expenses(a)	(156)	(156)	(480)	(480)
Other income(b)	2	—	14	3
Earnings from equity investments	5	3	16	8
Other, net(c)	—	—	1	5
Income tax (expense) benefit(d)	(2)	3	(5)	7
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$183	$178	$564	$523
Bulk transload tonnage (MMtons)(e)	23.7	26.7	74.2	74.8
Ethanol (MMBbl)	15.7	15.5	49.9	44.9
Liquids leasable capacity (MMBbl)	60.2	59.5	60.2	59.5
Liquids utilization %	93.0%	93.2%	93.0%	93.2%
______

(a)
Three and nine month 2012 amounts include increases in expense of $1 million related to hurricane clean-up and repair activities. Three and nine month 2011 amounts include increases in expense of $1 million and $4 million, respectively, at the Carteret, New Jersey liquids terminal, associated with storm and fire damage and repair activities, environmental liability adjustments, and the settlement of a certain litigation matter. Nine month 2011 amount also includes a $1 million increase in expense associated with the sale of KMP's ownership interest in the boat fleeting business it acquired from Megafleet Towing Co., Inc. in April 2009.

(b)
Nine month 2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at the Port Sulphur, Louisiana, International Marine Terminal facility. Three and nine month 2011 amounts include a $1 million loss from property write-offs associated with the on-going dissolution of KMP's partnership interest in Globalplex Handling, and a $1 million gain from the sale of its ownership interest in Arrow Terminals B.V. Nine month 2011 amount also includes (i) a $4 million casualty indemnification gain related to a 2008 fire at the Pasadena, Texas liquids terminal; (ii) a $1 million gain associated with the sale of KMP's ownership interest in the boat fleeting business described in footnote (a); and (iii) a $1 million loss from property write-offs associated with the 2010 casualty at KMP's International Marine Terminal facility. Also, nine month 2012 amount includes a $1 million decrease; and both three and nine month 2011 amounts include a $2 million decrease in segment earnings, all related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Nine month 2011 amount includes a $4 million gain associated with the sale of a 51% ownership interest in two of KMP's subsidiaries: River Consulting LLC and Devco USA L.L.C.

(d)
Nine month 2011 amount includes (i) a $5 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us; (ii) a $2 million decrease in expense (reflecting tax savings) related to the net decrease in income from the sale of KMP's ownership interest in the boat fleeting business described in footnote (a); and (iii) a $2 million increase in expense associated with the increase in income from the sale of a 51% ownership interest in two of its subsidiaries described in footnote (c).

(e)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities. For the three and nine months ended September 30, 2012, the certain items related to the Terminals-KMP business segment and described in the footnotes to the table above increased earnings before depreciation, depletion and amortization by $2 million and $4 million, respectively, when compared to the three and nine months of 2011.

Following is information related to the increases and decreases, in the comparable three and nine month periods of 2012 and 2011, in the segment's (i) $3 million (2%) and remaining $37 million (7%) increases in earnings before depreciation, depletion and amortization; and (ii) $6 million (2%) and $38 million (4%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$5	12%	$4	7%
Mid-Atlantic	4	32%	5	14%
Acquired assets and businesses	2	n/a	—	n/a
Northeast	1	7%	4	14%
Gulf Bulk	(3)	(15)%	—	—%
Rivers	(1)	(9)%	(6)	(13)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(5)	(6)%	(1)	(1)%
Total Terminals–KMP	$3	2%	$6	2%

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Mid-Atlantic	$17	39%	$21	23%
Gulf Liquids	15	12%	14	8%
Northeast	8	14%	14	14%
Acquired assets and businesses	8	n/a	4	n/a
Gulf Bulk	3	6%	3	2%
Rivers	(7)	(14)%	(11)	(9)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(7)	(3)%	(7)	(2)%
Total Terminals–KMP	$37	7%	$38	4%

The overall increases in earnings before depreciation, depletion and amortization from the Terminals–KMP segment were driven by higher contributions from both the Gulf Liquids and Mid-Atlantic regions. The increases from the Gulf Liquids facilities were driven by higher warehousing revenues (as a result of new and renewed customer agreements at higher rates), higher ethanol volumes through the Deer Park, Texas rail terminal, and for the comparable nine month periods, by higher overall gasoline throughput volumes. For all liquids facilities combined, KMP increased its liquids leasable capacity by 0.7 million barrels (1.2%) since the end of the third quarter of last year, primarily via completed terminal expansion projects, and, at the same time, its overall liquids utilization capacity rate remained essentially flat across both comparable three and nine month periods.
The period-to-period earnings increases from the Mid-Atlantic region across both comparable three and nine month periods resulted primarily from higher export coal shipments from the Pier IX terminal, located in Newport News, Virginia, and higher import steel and iron ore imports from the Fairless Hills, Pennsylvania bulk terminal. Economic expansion in developing countries has generated a growth cycle in the coal export market, and for all terminals combined, KMP's total export coal volumes increased by 1.2 million tons (32%) in the third quarter of 2012 and by 4.9 million tons (45%) in the first nine months of 2012, when compared to the same prior year periods.
The incremental earnings and revenues from acquired assets and businesses primarily represent contributions from KMP's additional equity investment in the short-line railroad operations of Watco Companies, LLC (acquired in December 2011) and the bulk terminal that handles petroleum coke for the Total refinery in Port Arthur, Texas (acquired in June 2011). The incremental amounts represent earnings and revenues from acquired terminals' operations during the additional months of ownership in the first nine months of 2012, and do not include increases or decreases during the same months KMP owned the assets in 2011.

Kinder Morgan, Inc. Form 10-Q

Earnings before depreciation, depletion and amortization from the Gulf Bulk terminals decreased in the third quarter of 2012 compared to the third quarter of 2011, due mainly to favorable cost of sales expense adjustments and to the favorable settlement of a petroleum coke rate escalation issue, both recognized in the third quarter of 2011. Earnings increased across the comparable nine month periods, due primarily to higher coal and petroleum coke handling and loading operations at the Deepwater and Port of Houston terminal facilities located on the Houston Ship Channel.
Combined earnings from all of the terminal operations included in the Rivers region was essentially unchanged across both three month periods, but decreased $7 million (14%) in the comparable year-to-date periods. The decrease was driven by lower coal transload volumes in the first nine months of 2012, largely the result of a drop in domestic demand.
Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions, except operating statistics)
Revenues	$80	$77	$226	$230
Operating expenses	(28)	(27)	(75)	(77)
Earnings (losses) from equity investments	1	1	3	(1)
Interest income and Other, net	5	3	12	10
Income tax expense(a)	(2)	(6)	(8)	(12)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$56	$48	$158	$150
Transport volumes (MMBbl)(b)	28.1	25.6	79.9	75.2
________

(a)	Nine month 2011 amount includes a $2 million decrease in expense (reflecting tax savings) related to non-cash compensation expense allocated to KMP from us.

(b)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain, and Jet Fuel pipeline systems, and KMP's one-third ownership interest in the Express crude oil pipeline system. The certain item relating to income tax savings described in footnote (a) to the table above decreased segment earnings before depreciation, depletion and amortization by $2 million in the first nine months of 2012, when compared to the same period last year. For each of the segment's three primary businesses, following is information for each of the comparable three and nine month periods of 2012 and 2011, related to the segment's (i) $8 million (17%) and remaining $10 million (7%) increases in earnings before depreciation, depletion and amortization and (ii) $3 million (4%) increase and $4 million (2%) decrease in operating revenues:

Three months ended September 30, 2012 versus Three months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$6	13%	$3	4%
Express Pipeline(a)	2	53%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$8	17%	$3	4%

Kinder Morgan, Inc. Form 10-Q

Nine months ended September 30, 2012 versus Nine months ended September 30, 2011

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$5	4%	$(4)	(2)%
Express Pipeline(a)	5	58%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$10	7%	$(4)	(2)%
________

(a)	Equity investment. KMP records earnings under the equity method of accounting.
The period-to-period increases in Trans Mountain's earnings before depreciation, depletion and amortization expenses were mainly due to lower income tax expenses, and partly due to higher non-operating income related to incremental management incentive fees earned from its operation of the Express pipeline system. The drop in income tax expenses related primarily to favorable tax adjustments taken in the third quarter of 2012 related to lower taxable income. The period-to-period increases in earnings from our equity investment in the Express pipeline system were mainly due to volumes moving at higher transportation rates on the Express portion of the system, and higher domestic volumes on the Platte portion of the segment.
Other

Our other activities include those operations that were acquired from EP on May 25, 2012 and are primarily related to several physical natural gas contracts with power plants associated with EP's legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028. There was a loss of $6 million and $11 million, respectively, from this segment for the third quarter of 2012 and the period from May 25, 2012 to September 30, 2012.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended September 30,
	2012	2011	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$27	$9	$18	200%
KMP general and administrative expense(c)	131	100	31	31%
EPB general and administrative expense(d)	28	—	28	n/a
Consolidated general and administrative expense	$186	$109	$77	71%

KMI interest expense, net of interest income(e)	$273	$42	$231	550%
KMP interest expense, net of interest income(f)	176	128	48	38%
EPB interest expense, net of interest income(g)	74	—	74	n/a
Other, net(h)	(6)	5	(11)	(220)%
Unallocable interest expense net of interest income and other, net	$517	$175	$342	195%

KMR noncontrolling interests	$2	$12	$(10)	(83)%
KMP noncontrolling interests	13	56	(43)	(77)%
EPB noncontrolling interests(g)	(70)	—	(70)	n/a
Net (income) loss attributable to noncontrolling interests	$(55)	$68	$(123)	(181)%

Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2012	2011	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)(i)	$361	$12	$349	2,908%
KMP general and administrative expense(c)	379	387	(8)	(2)%
EPB general and administrative expense(d)	76	$—	76	n/a
Consolidated general and administrative expense	$816	$399	$417	105%

KMI interest expense, net of interest income(e)	$428	$127	$301	237%
KMP interest expense, net of interest income(f)	461	380	81	21%
EPB interest expense, net of interest income(g)	104	—	104	n/a
Other, net(h)	4	15	(11)	(73)%
Unallocable interest expense net of interest income and other, net	$997	$522	$475	91%

KMR noncontrolling interests	$54	$13	$41	315%
KMP noncontrolling interests	197	59	138	234%
EPB noncontrolling interests(g)	(95)	—	(95)	n/a
Net loss attributable to noncontrolling interests	$156	$72	$84	117%
________

(a)
Three and nine month 2012 amounts include $24 million decrease and $330 million increase, respectively, of pre-tax expenses associated with the EP acquisition and EP Energy sale. The three months ended September 30, 2012 amount includes $38 million benefit associated with pension income and legal recoveries, partially offset by $5 million of severance and $9 million of other costs, primarily legal. The nine months ended September 30, 2012 amount includes (i) $125 million (also see footnote (d) below for EPB portion) in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $96 million for legal fees and reserves.  Nine month 2011 amount includes (i) $46 million reduction to expense for a Going Private transaction litigation insurance reimbursement; (ii) KMI's portion ($13 million) of a $100 million special bonus to non-senior employees. The cost of this bonus was not borne by KMI's Class P shareholders. In May of 2011, KMI paid for the $100 million of special bonuses, which included the amounts allocated to KMP, using $64 million (after-tax) in available earnings and profits reserved for this purpose and not paid in dividends to KMI's Class A shareholders. See also footnote (c) below; (iii) $11 million of expense associated with our initial public offering; (iv) $1 million increase in expense related to non-cash compensation expense; and (v) $1 million increase in Going Private transaction litigation expense. Three month 2011 amount includes $1 million increase in Going Private transaction litigation expense.

(b)
For the three and nine months ended September 30, 2012 and 2011, the NGPL PipeCo LLC fixed fee revenues of $8 million, $6 million, $26 million and $26 million, respectively, have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.  Also, see Note 8 to our consolidated financial statements included elsewhere in this report.

(c)
Three and nine month 2012 amounts include (i) increases in expense of $13 million and $56 million, respectively, attributable to the drop-down asset group for periods prior to KMP's acquisition date of August 1, 2012; (ii) $3 million and $4 million, respectively, increases in unallocated severance expense; and (iii) increases in expense of $2 million for certain asset and business acquisition costs. Three and nine month 2011 amounts include (i) a $1 million decrease in unallocated payroll tax expense and a $1 million increase in unallocated payroll tax expense, respectively, related to the special bonus discussed below and (ii) increases in expense of $1 million and $2 million, respectively, for certain KMP asset and business acquisition costs. Nine month 2011 amount also includes a combined $90 million increase in non-cash compensation expense (including $87 million related to a special bonus expense to non-senior management employees) allocated by us to KMP; however, KMP does not have any obligation, nor did KMP pay any amounts related to this expense.

(d)
Includes expenses and transactions for the periods after the May 25, 2012 EP acquisition date. Three and nine month 2012 general and administrative amounts include $3 million and $32 million, respectively, for severance cost. This expense is attributable to non-cash severance costs allocated to EPB from us as a result of KMI's and EP's merger; however, EPB does not have any obligation, nor did EPB pay any amounts related to this expense.

(e)
Three and nine month 2012 amounts include (i) $95 million and $106 million, respectively, of capitalized financing fees, almost all of which was associated with the EP acquisition financing, that was written-off (due primarily due to debt repayment) or amortized.

(f)
Three and nine month 2012 amounts include (i) increases in expense of $8 million and $21 million, respectively, attributable to the drop-down asset group for periods prior to KMP's August 1, 2012 acquisition date and (ii) increases in expense of $1 million attributable to incremental fees related to KMP's short-term bridge loan credit facility.

(g)	Includes expenses and transactions for the periods after the May 25, 2012 EP acquisition date.

(h)	“Other, net” primarily represents an offset to interest income shown above and included in segment earnings.

(i)	Nine month 2012 includes $43 million decrease to expense due to expenses incurred during the 37-days ended June 30, 2012 attributable

Kinder Morgan, Inc. Form 10-Q

to the drop-down asset group. Also, see footnote (c) above.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net (income) loss attributable to noncontrolling interests. Our general and administrative expenses include such items as unallocated salaries and employee-related expenses, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services-including accounting, information technology, human resources and legal services. These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason and because we manage our business based on our reportable business segments and not on the basis of our ownership structure, we do not specifically allocate our general and administrative expenses to our business segments. As discussed previously, we use segment earnings before depreciation, depletion and amortization (EBDA) internally as a measure of profit and loss used for evaluating segment performance, and each of our segment's EBDA includes all costs directly incurred by that segment.

Combined, the certain items described in footnotes (a), (b) and (i) to the table above affected KMI’s general and administrative expenses by a $23 million decrease and a $307 million increase, respectively, in the third quarter and first nine months of 2012, when compared with the comparable periods of 2011.  The remaining changes in KMI’s general and administrative expense in the third quarter and the first nine months of 2012 were primarily related to EP's (excluding EPB and the drop-down asset group) general and administrative expense.

For the three and nine months ended September 30, 2012, the certain items described in footnote (c) to the table above accounted for an $18 million increase and a $31 million decrease, respectively, in KMP's general and administrative expenses, when compared to the same periods a year ago. The remaining $13 million (13%) and $23 million (8%) period-to-period increases in expenses were driven by the acquisition of additional business, associated primarily with the Tennessee Gas and El Paso Natural Gas (50% interest) pipeline systems KMP acquired from us effective August 1, 2012. KMP also realized higher benefit and payroll tax expenses, and higher employee labor expenses, which were impacted by cost inflation increases on work-based health and insurance benefits, higher wage rates and a larger year-over-year labor force.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our combined interest expense, net of interest income, increased $353 million (208%) in the third quarter of 2012 and $486 million (96%) in the first nine months of 2012, when compared with the same prior year periods.

The increase in KMI’s interest expense in the third quarter and first nine months of 2012 compared to the comparable periods of 2011 was primarily due to interest expense incurred in the three month and 129-day periods from May 25 to September 30, 2012 from (i) EP acquisition debt and (ii) debt assumed in the EP acquisition, see Notes 2 and 3 to our consolidated financial statements included elsewhere in this report.

After taking into effect the certain items described in footnote (f) to the table above, KMP's net interest expense increased $39 million (30%) in the third quarter of 2012 and $59 million (16%) in the first nine months of 2012, when compared with the same prior year periods. The increase in KMP's interest expense was primarily due to higher average debt balances in 2012. Average borrowings for the three and nine month periods ended September 30, 2012 increased 30% and 28%, respectively, when compared to the same periods a year ago, largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transaction), and joint venture contributions KMP has made since the end of the third quarter of 2011. The weighted average interest rate on all of KMP's borrowings-including both short-term and long-term amounts-increased 4% in the comparable quarterly periods (from 4.12% for the third quarter of 2011 to 4.28% for the third quarter of 2012), but was essentially unchanged across both nine month periods (from 4.28% for the first nine months of 2011 to 4.26% for the first nine months of 2012).

As of September 30, 2012, approximately 59% of KMI’s, 46% of KMP’s and 11% of EPB's debt balances (excluding the debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swaps.  For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net (income) loss attributable to noncontrolling interests, which represents the allocation of our consolidated net income (or loss) attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, increased $123 million (181%) for the third quarter and decreased $84 million (117%) for the nine months of 2012, respectively, as compared to the comparable periods of 2011.  The increase for the third quarter 2012 is primarily due to

Kinder Morgan, Inc. Form 10-Q

the additional income from acquisitions, partially offset by non-cash loss of $179 million from both the costs to sell and a remeasurement of the FTC Natural Gas Pipeline disposal group net assets to fair value. The decrease for the nine months 2012 is primarily due to non-cash loss of $934 million from both the costs to sell and a remeasurement of net assets to fair value, partially offset by the additional income from acquisitions.

Income Taxes

Our income tax expense for income from continuing operations for the nine months ended September 30, 2012 was $165 million, as compared with 2011 income tax expense for the same period of $249 million. The $84 million decrease in tax expense is due primarily to (i) the net effect of consolidating KMP and EPB's income tax provision, (ii) dividend-received deductions from our 50% investment in Florida Gas Pipeline (Citrus), which we did not own in 2011, (iii) an adjustment to the deferred tax liability related to our investment in KMR (due to KMR sustaining greater losses in 2012), (iv) the tax impact of recording a deferred tax asset related to our state net operating losses, and (v) an adjustment recorded in 2011 to the deferred tax liability related to our investment in KMP. These decreases are partially offset by (i) higher state income taxes, (ii) the impact of non tax-deductible costs incurred in 2012 to facilitate the acquisition of EP, (iii) an adjustment to the deferred tax liability related to non tax-deductible losses (goodwill) recorded to our investment in KMP in 2012, (iv) the tax impact of an increase in the deferred state tax rate in 2012 as a result of the acquisition of the EP, and (v) the amortization of a deferred tax charge related to the 2012 intercompany transfer of Tennessee Gas Pipeline and a 50% interest in El Paso Natural Gas Pipeline from us to KMP.

Our income tax expense for income from continuing operations for the three months ended September 30, 2012 is approximately $60 million, as compared with 2011 tax expense for the same period of $66 million. The $6 million decrease in tax expense is due primarily to (i) the net effect of consolidating KMP and EPB's income tax provision, (ii) dividend-received deductions from our 50% investment in Florida Gas Pipeline (Citrus), which we did not own in 2011, (iii) an adjustment to non tax-deductible costs incurred to facilitate the acquisition of EP, (iv) an adjustment to the deferred tax liability related to non tax-deductible goodwill related to our investment in KMP in 2012, and (v) an adjustment to the deferred tax liability related to our investment in KMP in 2011. These decreases are partially offset by (i) lower adjustments to our income tax reserve for uncertain tax positions and (ii) the amortization of a deferred tax charge related to the 2012 intercompany transfer of Tennessee Gas Pipeline and a 50% interest in El Paso Natural Gas Pipeline from us to KMP.

Financial Condition

General

Our acquisition of EP on May 25, 2012 resulted in significant changes in our consolidated financial position and our future cash requirements. As of September 30, 2012, we had a combined $775 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $364 million (89%) from December 31, 2011.  As of September 30, 2012, KMI also had approximately $619 million of borrowing capacity available under its $1.75 billion senior secured revolving credit facility, KMP had approximately $1.0 billion of borrowing capacity available under its two unsecured credit facilities (discussed below in “—Liquidity”) and EPB (through its wholly-owned subsidiary, EPPOC) had approximately $522 million of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility (discussed below in “—Liquidity”).  We believe that our cash position and remaining borrowing capacity allow us to manage our day-to-day cash requirements and any anticipated obligations, and currently, we believe our liquidity to be adequate.

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

In addition, KMP has funded a portion of its historical expansion capital expenditures with retained cash (which results primarily from including i-units owned by KMR in the determination of KMP's cash distributions per unit, but paying quarterly distributions on i-units in additional i-units rather than cash).

In addition to results of operations, our, EPB's and KMP’s debt and capital balances are affected by financing activities, as discussed below in “—Financing Activities.”

Kinder Morgan, Inc. Form 10-Q

On November 13, 2012, KMP completed the sale of its FTC Natural Gas Pipelines disposal group. KMP will use the proceeds from the sale to pay off and terminate its $2.0 billion short-term bridge loan credit facility, see Note 2 "Acquisitions and Divestitures—KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations," included elsewhere in this report.

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

As a result of the above downgrade on our senior secured debt ratings, the interest rate on our $1.75 billion senior secured revolving credit facility, 364-day bridge credit facility and a $5.0 billion 3-year term loan facility, increased by 50 basis points, effective July 17, 2012. The 364-day bridge facility was paid off and terminated and the $5.0 billion 3-year term loan facility paid down by $2.3 billion in August 2012, see Note 2 "Acquisitions and Divestitures—Drop-Down of EP Assets to KMP" included elsewhere in this report.

A number of affiliated companies had their outlooks changed, the most notable being the change to a positive outlook from a negative outlook for Tennessee Gas Pipeline Company (TGP) and El Paso Natural Gas Company (EPNG) in line with the August 6, 2012 announcement of our intention to drop-down to KMP 100% of TGP and 50% of EPNG from us to KMP. The transaction was completed on August 13, 2012.

Liquidity

As of September 30, 2012, our principal sources of short-term liquidity were (i) KMI’s $1.75 billion senior secured revolving credit facility; (ii) KMP’s $2.2 billion senior unsecured revolving credit facility with a diverse syndicate of banks; (iii) KMP's $2.0 billion short-term bridge loan credit facility (which is expected to be paid off and terminated on November 16, 2012); (iv) KMP's $3.9 billion short-term commercial paper program (which will be $2.2 billion following the expected pay-off and termination of the short-term bridge loan credit facility), which was supported by the two credit facilities described in (ii) and (iii), with the amount available for borrowing under its credit facilities being reduced by its outstanding commercial paper borrowings and letters of credit; (v) EPB's $1.0 billion senior unsecured revolving credit facility; and (vi) cash from operations.  The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program.  In addition, KMP’s $2.2 billion long-term senior unsecured revolving credit facility can be amended to allow for borrowings of up to $2.5 billion.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $1,927 million and $1,596 million in first nine months of 2012 and 2011, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

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

Kinder Morgan, Inc. Form 10-Q

	At September 30, 2012
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due May 2013	$1,060	$619
KMP
$2.2 billion, five-year unsecured revolver, due July 2016 (a)	$979	$1,000
$2.0 billion short-term bridge loan credit facility, due February 6, 2013 (a)(b)	$1,685	$—
EPB
$1.0 billion, five-year secured revolver, due May 2016 (c)	$470	$522
________
(a) Consists of outstanding commercial paper borrowings supported by each respective credit facility.
(b) Will be repaid with proceeds from KMP's sale of its FTC Natural Gas Pipelines disposal group. See Note 2 "Acquisitions and Divestitures—KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations," included elsewhere in this report.
(c) Repaid on November 8, 2012 primarily using the $469 million net proceeds received upon issuance of EPB’s $475 million 4.70% Senior Notes on November 8, 2012. See Note 3 “Debt – EPB – Subsequent Event.”

Our combined balance of short-term debt as of September 30, 2012 was $3,949 million, primarily consisting of (i) $3,724 million outlined in the table above for KMI and KMP credit facilities and (ii) $98 million in principal amount of EP's 7.375% senior notes due December 15, 2012; and (iii) $88 million in principal amount of EPB’s variable rate senior notes that mature September 30, 2013. Other than the short-term debt paid off on November 13, 2012 with proceeds KMP received from the sale of its FTC Natural Gas Pipelines disposal group, the remaining portion of KMP's short-term debt will be refinanced by the combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings.  KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales.

We had working capital deficits of $1,738 million and $2,866 million as of September 30, 2012 and December 31, 2011, respectively.  The overall $1,128 million (39%) favorable change from year-end 2011 was primarily due to our reclassification, at estimated fair value, of the September 30, 2012 net assets of KMP’s FTC Natural Gas Pipelines disposal group as current assets and liabilities held for sale (because the disposal group’s combined liabilities were not material to our consolidated balance sheet, we included the disposal group’s liabilities within “Accrued other current liabilities” in our accompanying consolidated balance sheet as of September 30, 2012).

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

In addition, from time to time KMP's subsidiary TGP has issued long-term debt securities, often referred to as its senior notes. As of September 30, 2012, TGP is the obligor of six separate series of fixed-rate unsecured senior notes having a combined principal amount of $1,790 million. The interest rates on these notes range from 7% per annum through 8.375% per annum, and the maturity dates range from February 2016 through April 2037. KMP assumed these senior notes as part of the drop-down transaction.

As of September 30, 2012 and December 31, 2011, the balances of long-term debt, including the current portion and the

Kinder Morgan, Inc. Form 10-Q

preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $30,005 million and $15,070 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

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

KMI and some of its direct and indirect subsidiaries (referred to as the Combined Other Guarantor Subsidiaries), guarantee the payment of certain of El Paso LLC's (formerly known as El Paso Corporation) outstanding debt. As of the successor date of August 13, 2012, each series of El Paso LLC outstanding notes totaling approximately $4.1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by KMI and the Combined Other Guarantor Subsidiaries. See Note 14 "Guarantee of Securities of Subsidiaries" to our consolidated financial statements included elsewhere in this report.

For additional information about our debt-related transactions in the first nine months of 2012, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

Capital Expenditures

	Nine Months Ended		Remaining in
	September 30, 2012		2012	Full Year 2012
Sustaining capital expenditures (a)
KMP	$174		$132	$306
EPB	17	(b)	19	36
KMI	41		48	89
Total sustaining capital expenditures	$232	(c)	199	431
Discretionary capital expenditures (d)	$1,194		$661	$1,855
 ________
(a) We and our subsidiaries (including KMP and EPB) generally fund our sustaining capital expenditures with cash flows from operations.
(b) EPB sustaining capital expenditures are for the period from May 25, 2012 through September 30, 2012.
(c) Nine months ended September 30, 2012 includes $27 million for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures ($13 million and $14 million for KMP and KMI, respectively).
(d) Other than sustaining capital expenditures, all other capital expenditures are classified as discretionary. Generally, KMP's and EPB's discretionary capital expenditures are initially funded through borrowings under the respective revolving credit facilities of KMP and EPB, or for KMP its commercial paper program, until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both.

Kinder Morgan, Inc. Form 10-Q

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Nine Months Ended September 30,
	2012	2011	increase/(decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$1,927	$1,596	$331
Investing activities	(6,365)	(1,786)	(4,579)
Financing activities	4,789	(23)	4,812

Effect of exchange rate changes on cash	13	(15)	28

Net increase (decrease) in cash and cash equivalents	$364	$(228)	$592

Operating Activities

The net increase of $331 million in cash provided by operating activities in the nine months ended September 30, 2012 compared to the respective 2011 period was primarily attributable to a higher net income contribution of $421 million (after adjusting for non-cash items of $849 million mainly consisting of the remeasurement of net assets to fair value, depreciation, depletion and amortization, earnings from equity investments and litigation reserve adjustments), partially offset by a $86 million net decrease in working capital.

Investing Activities

The $4.6 billion net increase in cash expended for investing activities in the nine months ended September 30, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $5.0 billion cash outlay due to our acquisition of EP in May 2012, net of cash acquired of $6.6 billion (as discussed in Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation” to our consolidated financial statements included elsewhere in this report);

▪	a $554 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;” and

▪
an $873 million increase in cash due to KMP's lower expenditures for the acquisitions of assets and investments from unrelated parties. In the first nine months of 2012, KMP paid a combined $72 million for asset acquisitions, including (i) $30 million to acquire a carbon dioxide source field and related assets; and (ii) $28 million to acquire an ethanol and biodiesel terminaling facility. In the first nine months of 2011, KMP spent an aggregate amount of $945 million for asset and investment acquisitions, including (i) $835 million for both its remaining 50% ownership interest in KinderHawk Field Services LLC and its 25% equity interest in EagleHawk Field Services LLC; (ii) $50 million for an initial preferred equity interest in Watco Companies, LLC; and (iii) $43 million for a newly constructed petroleum coke terminal.

Financing Activities
The net increase of $4.8 billion in cash provided by financing activities in the nine months ended September 30, 2012 compared to the respective 2011 period was primarily attributable to:

▪
a $2.6 billion net increase in debt related to the May 2012 EP acquisition consisting of: (i) the issuance of $5.3 billion in debt (net of $87 million of debt issuance costs) used to finance a portion of the cash consideration and related fees and expenses paid in connection with the acquisition and (ii) $2.7 billion decrease due to repayments made on the acquisition debt primarily funded by the cash portion of the drop-down transaction (as discussed further below). Further information

Kinder Morgan, Inc. Form 10-Q

regarding the acquisition and acquisition debt is discussed in Note 2 “Acquisitions and Divestiture—KMI Acquisition of El Paso Corporation” and Note 3 “Debt—KMI—EP Acquisition Debt,” respectively, to our consolidated financial statements included elsewhere in this report;

▪
a $2.2 billion net increase in other debt financing activities primarily resulting from (i) a $2.2 billion increase in short-term net borrowings under KMP's commercial paper program (largely related to the portion of the drop-down transaction that it funded in cash); (ii) a $265 million increase associated with other net short-term borrowings under our credit facility; and (iii) a $223 million decrease due to higher net repayments of our senior notes. Further information regarding debt issuances and repayments is discussed in Note 3 "Debt" to our consolidated financial statements included elsewhere in this report;

▪
a $587 million increase in contributions provided by noncontrolling interests, primarily reflecting the $1.1 billion proceeds KMP received, after commissions and underwriting expenses, from the sales of additional KMP common units in the first nine months of 2012 (discussed in Note 4 “Stockholders' Equity—Noncontrolling Interests—KMP—Contributions” to our consolidated financial statements included elsewhere in this report), versus the $813 million it received from the sales of additional KMP common units in the comparable 2011 period, and the $272 million of proceeds EPB received from its issuance of additional common units in the third quarter of 2012;

▪	a $253 million decrease in cash due to higher dividend payments;

▪
a $146 million decrease in cash associated with distributions to noncontrolling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB. Further information regarding KMP's and EPB's distributions are discussed following in “—KMP” and “—EPB,” respectively; and

▪	a $136 million decrease in cash due to the repurchase of warrants in 2012.
KMP

At September 30, 2012, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 41 million limited partner units of KMP. These units, which consist of 21 million common units, 5 million Class B units and 15 million i-units, represent approximately 11.3% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at September 30, 2012, our limited partner and general partner interests represented approximately 13.0% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

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

For further information about the partnership distributions KMP paid in the second quarter of 2012 (for the first quarterly period of 2012), see Note 4 “Stockholders' Equity—Noncontrolling Interests—KMP-Distributions” to our consolidated financial statements included elsewhere in this report.

On October 17, 2012, KMP declared a cash distribution of $1.26 per unit for the third quarter of 2012 (an annualized rate of $5.04 per unit). This distribution is 9% higher than the $1.16 per unit distribution KMP made for the third quarter of 2011.

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

Furthermore, for 2012, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million (or slightly over 0.1% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2011. KMP also currently expects to be unfavorably impacted by lower natural gas liquids prices, which it now projects to be approximately 23% lower for the full year 2012 than was assumed when KMP developed its 2012 budget, which equates to a negative impact of over $50 million. Due to the deteriorating natural gas liquid prices, KMP now expects to generate 2012 distributable cash flow slightly above its distributions, but below its budgeted amount.

EPB

Through our EP acquisition, effective on May 25, 2012, we now indirectly own (i) a 41% limited partner interest in EPB; (ii) EPB's 2% general partner interest; and (iii) all of EPB's incentive distribution rights.
EPB's partnership agreement requires that it distribute 100 percent of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. See EPB's Annual Report on Form 10-K for the year ended December 31, 2011, which contains additional information concerning its partnership distributions.
On October 17, 2012, EPB declared a cash distribution of $0.58 per unit for the third quarter of 2012 (an annualized rate of $2.32 per unit). This represents an 18% increase over the third quarter 2011 cash distribution per unit of $0.49 and a 5% increase from $0.55 per unit for the second quarter of 2012. EPB expects to declare cash distributions of $2.25 per unit for 2012, a 17% increase over the $1.93 per unit it distributed for 2011.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2011 in our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.

Recent Accounting Pronouncements

Refer to Note 12, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, to realize cost savings or other benefits associated with the acquisition of EP, or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. See Part I, Item 1A. “Risk Factors” and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements" of our 2011 Form 10-K and Part II, Item IA “Risk Factors” in this report for a more detailed description of factors that may affect the forward-looking statements.
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

Kinder Morgan, Inc. Form 10-Q

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

•	possible changes in credit ratings, particularly as a result of our acquisition of EP, including effects on our borrowing costs;

•	capital and credit markets conditions, inflation and interest rates;

•	changes in laws or regulations, third-party relations and approvals and decisions of courts, regulators and governmental bodies that may adversely affect our business or our ability to compete;

•	changes in the tariff rates charged by our pipeline subsidiaries implemented by the FERC, the CPUC, Canada's National Energy Board or another regulatory agency;

•	the ability to acquire new businesses and assets and integrate those operations into existing operations, as well as the ability to expand facilities;

•	difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from terminals or pipelines;

•	the ability to successfully identify and close acquisitions and dispositions and make cost-saving changes in operations;

•	the ability to achieve cost savings and revenue growth;

•	the ability to complete expansion projects on time and on budget;

•	shut-downs or cutbacks at major refineries, petrochemical or chemical plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•
changes in crude oil and natural gas production from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the U.S. Rocky Mountains, areas of shale gas formations and the Alberta oil sands;

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

•	interruptions of electric power supply to our facilities due to natural disasters, power shortages, strikes, riots, terrorism (including cyber-attacks), war or other causes;

•	the ability to obtain insurance coverage without significant levels of self-retention of risk;

Kinder Morgan, Inc. Form 10-Q

•	acts of nature, accidents, sabotage, terrorism (including cyber-attacks) or other similar acts causing damage greater than insurance coverage limits;

•	the political and economic stability of the oil producing nations of the world;

•	national, international, regional and local economic, competitive and regulatory conditions and developments;

•	foreign exchange fluctuations;

•	the timing and extent of changes in commodity prices for oil, natural gas, electricity and certain agricultural products;

•
the extent of our success in discovering, developing and producing oil and gas reserves, including the risks inherent in exploration and development drilling, well completion and other development activities;

•	engineering and mechanical or technological difficulties that we may experience with operational equipment, in well completions and workovers, and in drilling new wells;

•	the uncertainty inherent in estimating future oil and natural gas production or reserves;

•	the timing and success of business development efforts;

•	unfavorable results of litigation and the fruition of contingencies referred to in the notes to the financial statements included in our exchange act filings;

•	our dependence on cash distributions from our subsidiaries;

•	our ability to pay the anticipated level of dividends;

•	the impact of our and our subsidiaries' financial results on our ability to pay dividends;

•	the effect of steps taken to support KMP and EPB that reduce cash distributions received from those partnerships;

•
changes in our dividend policy implemented by our board of directors or resulting from restrictions under Delaware law or the terms of any future indebtedness, including indebtedness incurred in connection with the proposed acquisition of EP; and

•	those other factors discussed in the sections entitled “Risk Factors” in this document and our 2011 Form 10-K, including the risks relating to KMP, which apply equally to EPB.
        Forward-looking statements speak only as of the date they were made, and, except to the extent required by law, we undertake no obligation to update or to review any forward-looking statement because of new information, future events or other factors. Forward-looking statements involve risks and uncertainties and are not guarantees of future performance. There is no assurance that any of the risks described in the sections entitled “Risk Factors” in this document and our 2011 Form 10-K or that any of the uncertainties associated with the forward-looking statements discussed in this document will occur, or if any of them do, when they will occur or what impact they will have on our operations or financial condition. Future results and performance may differ materially from those expressed in these forward-looking statements due to, but not limited to, the factors mentioned above. Because of these uncertainties, you should not place undue reliance on these forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2011, in Item 7A of our 2011 Form 10-K and in our Current Report on Form 8-K filed May 4, 2012.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures.

As of September 30, 2012, our management, including our Chief Executive Officer and Chief Financial Officer, has

Kinder Morgan, Inc. Form 10-Q

evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 25, 2012, we completed our acquisition of EP. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include EP's operations. Except for this extension, we did not make any changes to our internal control over financial reporting in the third quarter of 2012 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, any reduction in our credit ratings could negatively impact the credit ratings of our subsidiaries, which could increase their cost of capital and negatively affect their business and operating results. Although the ratings from credit agencies are not recommendations to buy, sell or hold our securities, our credit ratings will generally affect the market value of our debt instruments, as well as the market value of our common stock.

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

Kinder Morgan, Inc. Form 10-Q

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1 *	—
Certain instruments with respect to the long-term debt of Kinder Morgan, Inc. and its consolidated subsidiaries that relate to debt that does not exceed 10% of the total assets of Kinder Morgan, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Kinder Morgan, Inc. hereby agrees to furnish supplemental to the Securities and Exchange Commission a copy of each such instrument upon request (filed as Exhibit 4.1 to Kinder Morgan Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-35081)).

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011; (iii) our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	November 14, 2012	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)