Form 10-Q
period 2013-03-31
KINDER MORGAN, INC.
filed 2013-05-03
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 29, 2013, the registrant had 1,035,748,443 Class P shares outstanding

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Natural gas sales	$737	$584
Services	1,561	761
Product sales and other	762	512
Total Revenues	3,060	1,857

Operating Costs, Expenses and Other
Costs of sales	970	580
Operations and maintenance	419	306
Depreciation, depletion and amortization	412	274
General and administrative	140	129
Taxes, other than income taxes	98	50
Other expense	1	2
Total Operating Costs, Expenses and Other	2,040	1,341

Operating Income	1,020	516

Other Income (Expense)
Earnings from equity investments	101	65
Amortization of excess cost of equity investments	(9)	(2)
Interest expense, net	(402)	(179)
Gain on sale of investments in Express pipeline system	225	—
Other, net	2	1
Total Other Expense	(83)	(115)

Income from Continuing Operations Before Income Taxes	937	401

Income Tax Expense	(279)	(96)

Income from Continuing Operations	658	305

Discontinued Operations (Notes 1 and 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	—	50
Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	(2)	(428)
Loss from Discontinued Operations, Net of Tax	(2)	(378)

Net Income (Loss)	656	(73)

Net (Income) Loss Attributable to Noncontrolling Interests	(364)	94

Net Income Attributable to Kinder Morgan, Inc.	$292	$21

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Continued) (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Class P Shares
Basic and Diluted Earnings Per Common Share From Continuing Operations	$0.28	$0.23
Basic and Diluted Loss Per Common Share From Discontinued Operations	—	(0.20)
Total Basic and Diluted Earnings Per Common Share	$0.28	$0.03
Class A Shares
Basic and Diluted Earnings Per Common Share From Continuing Operations		$0.21
Basic and Diluted Loss Per Common Share From Discontinued Operations		(0.20)
Total Basic and Diluted Earnings Per Common Share		$0.01
Basic Weighted-Average Number of Shares Outstanding
Class P Shares	1,036	171
Class A Shares		536
Diluted Weighted-Average Number of Shares Outstanding
Class P Shares	1,038	708
Class A Shares		536
Dividends Per Common Share Declared	$0.38	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Kinder Morgan, Inc.
Net income	$292	$21
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $6 and $22, respectively)	(16)	(34)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1 and $(6), respectively)	(4)	9
Foreign currency translation adjustments (net of tax benefit (expense) of $7 and $(7), respectively)	(17)	12
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	(1)	—
Total other comprehensive loss	(38)	(13)
Total comprehensive income	254	8

Noncontrolling Interests
Net income (loss)	364	(94)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $3 and $5, respectively)	(15)	(52)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $- and $(1), respectively)	(2)	14
Foreign currency translation adjustments (net of tax benefit (expense) of $2 and $(2), respectively)	(16)	17
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	—	—
Total other comprehensive loss	(33)	(21)
Total comprehensive income (loss)	331	(115)

Total
Net income (loss)	656	(73)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $9 and $27, respectively)	(31)	(86)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1 and $(7), respectively)	(6)	23
Foreign currency translation adjustments (net of tax benefit (expense) of $9 and $(9), respectively)	(33)	29
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	(1)	—
Total other comprehensive loss	(71)	(34)
Total comprehensive income (loss)	$585	$(107)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	March 31, 2013	December 31, 2012 (a)
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents – KMI (Note 14)	$164	$71
Cash and cash equivalents – KMP and EPB (Note 14)	942	643
Accounts receivable, net of allowance	1,290	1,333
Inventories	389	374
Fair value of derivative contracts	39	63
Assets held for sale	32	298
Deferred income taxes	522	539
Other current assets	308	353
Total current assets	3,686	3,674

Property, plant and equipment, net (Note 14)	31,201	30,996
Investments	5,773	5,804
Goodwill (Note 14)	23,569	23,572
Other intangibles, net	1,151	1,171
Fair value of derivative contracts	618	709
Deferred charges and other assets	2,310	2,259
Total Assets	$68,308	$68,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt – KMI (Note 14)	$1,585	$1,153
Current portion of debt – KMP and EPB (Note 14)	1,291	1,248
Accounts payable	1,111	1,248
Accrued interest	377	513
Fair value of derivative contracts	104	80
Accrued other current liabilities	1,114	967
Total current liabilities	5,582	5,209

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 14)	7,954	9,148
Outstanding – KMP and EPB (Note 14)	21,011	20,161
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,449	2,591
Total long-term debt	31,514	32,000
Deferred income taxes	4,219	4,033
Fair value of derivative contracts	116	133
Other long-term liabilities and deferred credits	2,569	2,711
Total long-term liabilities and deferred credits	38,418	38,877
Total Liabilities	$44,000	$44,086

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In Millions, Except Share and Per Share Amounts)

	March 31, 2013	December 31, 2012 (a)
	(Unaudited)
Commitments and contingencies (Notes 3 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,035,731,820 and 1,035,668,596 shares, respectively, issued and outstanding	$10	$10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,857	14,917
Retained deficit	(1,035)	(943)
Accumulated other comprehensive loss	(157)	(119)
Total Kinder Morgan, Inc.’s stockholders’ equity	13,675	13,865
Noncontrolling interests	10,633	10,234
Total Stockholders’ Equity	24,308	24,099
Total Liabilities and Stockholders’ Equity	$68,308	$68,185
_______

(a)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$656	$(73)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	412	281
Deferred income taxes	172	9
Amortization of excess cost of equity investments	9	2
Gain on sale of investments in Express pipeline system (Note 2)	(225)	—
Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax (Note 2)	2	428
Earnings from equity investments	(101)	(87)
Distributions from equity investments	101	80
Pension contributions in excess of expense	(59)	(17)
Changes in components of working capital
Accounts receivable	7	89
Inventories	(13)	(77)
Other current assets	33	49
Accounts payable	(152)	(54)
Accrued interest	(136)	(203)
Accrued other current liabilities	192	172
Rate reparations, refunds and other litigation reserve adjustments	15	—
Other, net	(146)	(39)
Net Cash Provided by Operating Activities	767	560

Cash Flows From Investing Activities
Capital expenditures	(598)	(354)
Proceeds from sale of investments in Express pipeline system	403	—
Proceeds from sale of investments in BBPP Holdings Ltda	88	—
Acquisitions of assets and investments	(4)	(30)
Repayments from related party	10	—
Contributions to investments	(40)	(49)
Distributions from equity investments in excess of cumulative earnings	37	48
Other, net	(12)	20
Net Cash Used in Investing Activities	(116)	(365)

Cash Flows From Financing Activities
Issuance of debt - KMI	520	252
Payment of debt - KMI	(1,281)	(278)
Issuance of debt - KMP and EPB	2,699	2,420
Payment of debt - KMP and EPB	(1,810)	(2,160)
Debt issue costs	(7)	(6)
Cash dividends	(384)	(220)
Repurchase of warrants	(80)	—
Contributions from noncontrolling interests	465	124
Distributions to noncontrolling interests	(375)	(251)
Net Cash Used in Financing Activities	(253)	(119)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6)	7

Net Increase in Cash and Cash Equivalents	392	83
Cash and Cash Equivalents, beginning of period	714	411
Cash and Cash Equivalents, end of period	$1,106	$494

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Noncash Investing and Financing Activities
Liabilities settled by contributions from noncontrolling interests	$—	$7
Increase in accrual for construction costs	$53	$13
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$513	$349
Net cash (refunded) paid during the period for income taxes	$(7)	$6

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the third largest energy company in North America with a combined enterprise value of approximately $115 billion and unless the context requires otherwise, references to “we,” “us,” “our,” or “KMI” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. We own an interest in or operate approximately 73,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, CO2 and other products, and our terminals store petroleum products and chemicals and handle such products as ethanol, coal, petroleum coke and steel.

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

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the United States Securities and Exchange Commission.  These rules and regulations conform to the accounting principles contained in the Financial Accounting Standards Board’s Accounting Standards Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

KMP’s FTC Natural Gas Pipelines Disposal Group - Discontinued operations

Effective November 1, 2012, we sold KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the

Kinder Morgan, Inc. Form 10-Q

Rockies Express natural gas pipeline system to Tallgrass Development, L.P. (now known as Tallgrass Energy Partners, L.P. (Tallgrass) for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group. For more information about the presentation of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations, see Note 2 “Summary of Significant Accounting Policies-Basis of Presentation” to our consolidated financial statements included in our 2012 Form 10-K.
Goodwill

We evaluate goodwill for impairment on May 31 of each year. There were no impairment charges resulting from our May 31, 2012 impairment testing, and no event indicating an impairment has occurred subsequent to that date.
Earnings per Share

On March 31, 2013, basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed conversion of securities (restricted stock is currently the only such security outstanding) convertible into common stock, for which the effect of conversion using the treasury stock method would be dilutive. For the three months ended March 31, 2013, our warrants and convertible trust preferred securities are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share.

On December 26, 2012, the remaining series of the Class A, Class B and Class C shares were fully converted and as a result, only our Class P common stock was outstanding as of December 31, 2012.

For the three months ended March 31, 2012, earnings per share was calculated using the two-class method.  Earnings were allocated to each class of common stock based on the amount of dividends declared in the current period for each class of stock plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security shares in earnings or excess distributions over earnings.  For the investor retained stock, the allocation of undistributed earnings or excess distributions over earnings was in direct proportion to the maximum number of Class P shares into which it could convert.

For the Class P diluted per share computations, total net income attributable to Kinder Morgan, Inc. was divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.  This included the Class P shares into which the investor retained stock was convertible.  The number of Class P shares on a fully-converted basis was the same before and after any conversion of our investor retained stock.  Each time one Class P share was issued upon conversion of investor retained stock, the number of Class P shares went up by one, and the number of Class P shares into which the investor retained stock was convertible went down by one.  Accordingly, there was no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares did not impact the number of Class P shares on a fully-converted basis.  Commencing with the acquisition of EP, dilutive potential shares also included the Class P shares issuable in connection with the warrants and the trust preferred securities (see Note 4).  As no securities were convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares were the same. For the three months ended March 31, 2012, our warrants and convertible trust preferred securities were antidilutive and, accordingly, were excluded from the determination of diluted earnings per share.

The following table sets forth the computation of total basic and diluted earnings per share from continuing operations for the three months ended March 31, 2012 (in millions, except per share amounts):

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$305
Less: income from continuing operations attributable to noncontrolling interests				(144)
Income from continuing operations attributable to KMI				161
Dividends declared during period	$54	$154	$12	(220)
Excess distributions over earnings	(14)	(45)	—	$(59)
Income from continuing operations attributable to shareholders	$40	$109	$12	$161
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	171	536	N/A
Basic earnings per common share from continuing operations(b)	$0.23	$0.21	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$161	$109	N/A
Diluted weighted-average number of shares	708	536	N/A
Diluted earnings per common share from continuing operations(b)	$0.23	$0.21	N/A

The following table sets forth the computation of total basic and diluted earnings per share for the three months ended March 31, 2012 (in millions, except per share amounts):

	Three Months Ended March 31, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$21
Dividends declared during period	$54	$154	$12	(220)
Excess distributions over earnings	(48)	(151)	—	$(199)
Net income attributable to shareholders	$6	$3	$12	$21
Basic earnings per share
Basic weighted-average number of shares outstanding	171	536	N/A
Basic earnings per common share(b)	$0.03	$0.01	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$21	$3	N/A
Diluted weighted-average number of shares	708	536	N/A
Diluted earnings per common share(b)	$0.03	$0.01	N/A
_______

(a)
Participating securities included Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contained rights to dividends.  Our Class B and Class C shares were entitled to participate in our earnings, only to the extent of cash distributions made to them. As a result, no earnings in excess of dividends received were allocated to the Class B and Class C shares in our determination of basic and diluted earnings per share.

(b)
The Class A shares earnings per share as compared to the Class P shares earnings per share were reduced due to the sharing of economic benefits (including dividends) amongst the Class A, B, and C shares.  Class A, B and C shares owned by Richard Kinder, the sponsor investors, the original shareholders, and other management were referred to as “investor retained stock,” and were convertible into a fixed number of Class P shares.  In the aggregate, our investor retained stock was entitled to receive a dividend per share on a fully-converted basis equal to the dividend per share on our common stock.  The conversion of shares of investor retained stock into Class P shares did not increase our total fully-converted shares outstanding, impact the aggregate dividends we paid or the dividends we paid per share on our Class P common stock.

Kinder Morgan, Inc. Form 10-Q

(c)
For the diluted earnings per share calculation, total net income attributable to each class of common stock was divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.

2.  Acquisitions and Divestitures

KMI Acquisition of El Paso Corporation

Effective on May 25, 2012, we acquired all of the outstanding shares of EP for an aggregate consideration of approximately $23 billion (excluding assumed debt). In total, EP shareholders received $11.6 billion in cash, 330 million KMI Class P shares with a fair value of $10.6 billion as of May 24, 2012 and 505 million KMI warrants with a fair value of $863 million as of May 24, 2012. The warrants have an exercise price of $40 per share and a 5-year term.

Pro Forma Statements of Income

The following summarized unaudited pro forma consolidated statement of income information for the three months ended 2012 is presented as if the EP acquisition had been completed on January 1, 2012. The summarized unaudited pro forma consolidated statement of income information is not necessarily indicative of what the actual results of operations or financial position of KMI would have been if the transactions had in fact occurred on the date or for the period indicated, nor does it purport to project the results of operations or financial position of KMI for any future periods or as of any date.

The following summarized unaudited pro forma consolidated statement of income information is in millions, except per share amounts.

Three Months Ended
March 31, 2012
Revenues	$2,625
Income from continuing operations	$424
Loss from discontinued operations	$(357)
Net income attributable to Kinder Morgan, Inc.	$95
Basic and diluted earnings per common share
Class P shares	$0.09
Class A shares	$0.07
__________
The summarized unaudited pro forma consolidated statement of income information includes adjustments to:

•	include the results of EP;

•
include the results of discontinued operations from (i) EP Energy and (ii) KMP’s FTC Natural Gas Pipelines disposal group (see below) including $428 million of losses (net of income taxes) on the remeasurement of the asset disposal group for the three months ended March 31, 2012;

•	include incremental interest expense related to financing the transactions;

•	include incremental depreciation and amortization expense on assets and liabilities that were revalued as part of the purchase price allocation;

•	reflect income taxes for the above adjustments at our effective income tax rate; and

•	reflect the increase in KMI Class P shares outstanding.

Copano Energy, L.L.C. Acquisition

On May 1, 2013, KMP completed the acquisition of Copano Energy, L.L.C., referred to in this report as Copano, for a total purchase price of approximately $5 billion, including the assumption of debt.  The transaction, which was approved by Copano’s unitholders and the boards of directors of each of KMR, Kinder Morgan G.P., Inc., as KMP’s general partner, and Copano was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano unit.

Kinder Morgan, Inc. Form 10-Q

Copano is a midstream natural gas company that provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and natural gas liquids fractionation.  Copano owns an interest in or operates approximately 6,900 miles of pipelines with 2.7 billion cubic feet per day of natural gas transportation capacity, and also owns nine natural gas processing plants with more than 1 billion cubic feet per day of natural gas processing capacity and 315 million cubic feet per day of natural gas treating capacity.  Its operations are located primarily in Texas, Oklahoma and Wyoming.  Most of the acquired assets will be included in the Natural Gas Pipelines business segment.

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As described above in Note 1, we began accounting for KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations in the first quarter of 2012 (prior to our sale announcement, we included the disposal group in the Natural Gas Pipelines business segment).  During that quarter, the disposal group’s net assets were remeasured to reflect the initial assessment of its fair value as a result of the FTC mandated sale requirement, and based on this remeasurement, we recognized a $428 million loss.  We reported this loss amount separately as “Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income for the three months ended March 31, 2012.  The final consideration was trued up in the first quarter of 2013 resulting in a $2 million additional loss recorded as “Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax.” As a result of our remeasurement of net assets to fair value and the sale of net assets, we recognized a combined $937 million loss for the year ended December 31, 2012.

Summarized financial information for KMP’s FTC Natural Gas Pipelines disposal group is as follows (in millions):

Three Months Ended
March 31, 2012
Operating revenues	$71
Operating expenses	(37)
Depreciation and amortization	(7)
Earnings from equity investments	22
Interest income and Other, net	1
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	$50

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. for $403 million in cash.  We recorded a pre-tax gain of $225 million with respect to this transaction, and we reported this amount separately as “Gain on sale of investments in Express pipeline system” in our accompanying consolidated statement of income for the three months ended March 31, 2013. We also recorded an income tax expense of $84 million related to this gain amount, and we included this expense within “Income Tax Expense” in our accompanying consolidated statement of income for the three months ended March 31, 2013.  As of the date of sale, KMP’s equity investment in Express totaled $67 million and its note receivable due from Express totaled $110 million.

Prior to KMP’s sale, we (i) accounted for KMP’s equity investment under the equity method of accounting; (ii) accounted for KMP’s debt investment under the historical amortized cost method of accounting; and (ii) included the financial results of the Express pipeline system within the Kinder Morgan Canada-KMP business segment.  As of December 31, 2012, KMP’s equity and debt investments in Express totaled $65 million and $114 million, respectively, and we included the combined $179 million amount within “Assets held for sale” on our accompanying consolidated balance sheet as of that date.

BBPP Holdings Ltda

As of December 31, 2012, we owned a 33 1/3% interest in BBPP Holdings Ltda which we acquired as a part of the May 25, 2012 EP acquisition. The remaining interest is owned 33 1/3% by British Gas International Holdings B.V. and 33 1/3% by Total. BBPP Holdings Ltda owns a 29% interest in Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. which is referred to as the Bolivia to Brazil Pipeline. On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million. As of December 31, 2012, our $88 million equity interests in the Bolivia to Brazil Pipeline was included within “Assets held for sale” on our accompanying consolidated balance sheet.

Kinder Morgan, Inc. Form 10-Q

Drop-Down of EP Assets to KMP

March 2013

Effective March 1, 2013, KMP acquired from us the remaining 50% ownership interest it did not already own in both the El Paso Natural Gas pipeline system and the El Paso midstream assets for an aggregate consideration of approximately $1.7 billion (including a proportional 50% of assumed debt borrowings as of March 1, 2013). The drop-down transaction was accounted for as a transfer of net assets between entities under common control. Specifically, we have retrospectively adjusted our consolidated financial statements to reflect the recognition by KMP of the acquired assets and assumed liabilities at our carrying value, including our El Paso purchase accounting adjustments as of May 25, 2012.  In this report, we refer to this acquisition of assets from KMI as the drop-down transaction; the combined group of assets acquired from KMI as the drop-down asset group; the El Paso Natural Gas pipeline system or El Paso Natural Gas Company, L.L.C. as EPNG; and the El Paso midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.) as the midstream assets.

The consideration that we received from KMP consisted of (i) $988 million in cash; (ii) 1,249,452 common units (valued at $108 million based on the $86.72 closing market price of KMP’s common units on the New York Stock Exchange on the March 1, 2013 issuance date); and (iii) $557 million in assumed debt (consisting of 50% of the outstanding principal amount of EPNG’s debt borrowings as of March 1, 2013, excluding any debt fair value adjustments). We used the proceeds from the March 1, 2013 drop-down transaction to (i) pay down $947 million of our senior secured term loan facility and (ii) reduce borrowings under our credit facility. Also, see Note 3.

The terms of the drop-down transaction were approved on our behalf by the independent members of our board of directors and on KMP’s behalf by Kinder Morgan G.P., Inc., as KMP’s general partner, and KMR’s audit committees and the boards of directors of both Kinder Morgan G.P., Inc. and KMR, in its capacity as the delegate of Kinder Morgan G.P., Inc., following the receipt by our independent directors and by the audit committees of Kinder Morgan G.P., Inc. and KMR of separate fairness opinions from different independent financial advisors.

August 2012

Effective August 1, 2012, KMP acquired the full ownership interest in the Tennessee Gas natural gas pipeline system and an initial 50% ownership interest in EPNG from us for an aggregate consideration of approximately $6.2 billion. For additional information about this acquisition, see Note 3 “Acquisitions and Divestitures-Drop-Down of EP Assets to KMP” to our consolidated financial statements included in our 2012 Form 10-K.

Income Tax Impact on the Drop-Down of EP Assets to KMP

As discussed above, we accounted for the acquisition of EP as a business combination and for the subsequent March 2013 and August 2012 drop-down transactions as transfers of net assets between entities under common control. For income tax purposes, the March 2013 transaction was treated as a contribution and the August 2012 drop-down transaction was treated as a partial sale, and a partial contribution.

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non tax deductible goodwill. As a result of the drop-down transactions, a deferred tax liability arose related to the portion of the outside basis difference associated with the underlying goodwill that was contributed to KMP by us. However, since the drop-downs were transactions between entities under common control, we recognized an offsetting deferred charge of $448 million for the August 2012 and $53 million for the March 2013 drop-down transactions. These balances will be amortized to income tax expense over the remaining useful lives of the transferred assets of approximately 25 years. Similar to the impact described above, KMP’s acquisition of a 50% ownership interest in the EP Midstream joint venture, also generated the recognition of a deferred charge and corresponding deferred tax liability and is included in the amount above.

The amortization of the deferred charge will result in incremental income tax expense of approximately $20 million per year. For the three months ended March 31, 2013, total income tax expense related to the amortization of the deferred charges was approximately $5 million.

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term and then amortize these costs as interest expense in our consolidated statements of

Kinder Morgan, Inc. Form 10-Q

income. The following table summarizes the carrying value of our outstanding debt, excluding debt fair value adjustments (in millions):

	March 31, 2013	December 31, 2012
Current portion of debt(a)	$2,876	$2,401
Long-term portion of debt	29,065	29,409
Carrying value of debt(b)	$31,941	$31,810
________

(a)
As of March 31, 2013 and December 31, 2012, balances include (i) KMI’s credit facility borrowings of $1,274 million and $1,035 million, respectively; (ii) KMP’s commercial paper borrowings of $595 million and $621 million, respectively; and (iii) $160 million and $288 million of letter of credit facilities, respectively.

(b)
Excludes debt fair value adjustments. As of March 31, 2013 and December 31, 2012, our “Debt fair value adjustments” increased our debt balances by $2,449 million and $2,591 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management-Fair Value of Derivative Contracts.”

Changes in Debt

Changes in our and our subsidiaries outstanding debt, excluding debt fair value adjustments, during the three months ended March 31, 2013 are summarized as follows (in millions):

Debt Borrowings	Interest rate	Increase / (decrease)	Cash received / (paid)
Issuances and assumptions
KMI
KMI credit facility	variable	$520	$520
KMP and subsidiaries
Senior notes due September 1, 2023(a)	3.50%	600	598
Senior notes due March 1, 2043(a)	5.00%	400	398
Commercial paper	variable	1,689	1,689
Kinder Morgan Altamont LLC credit facility due August 2, 2014(b)	variable	14	14
Total increases in debt		$3,223	$3,219

Repayments and other
KMI
Senior secured term loan credit facility, due May 24, 2015	variable	$(947)	$(947)
KMI credit facility	variable	(281)	(281)
EPC Building LLC promissory note 3.967%, due 2035	3.967%	(1)	(1)
El Paso LLC credit facility	variable	(50)	(50)
EP preferred securities, due March 31, 2028	4.75%	(3)	(2)
KMP and subsidiaries
Commercial paper	variable	(1,715)	(1,715)
Kinder Morgan Altamont LLC credit facility due August 2, 2014(b)	variable	(92)	(92)
Kinder Morgan Texas Pipeline, L.P. - senior notes due January 2, 2014	5.23%	(2)	(2)
EPB and subsidiaries
Other	various	(1)	(1)
Total decreases in debt		$(3,092)	$(3,091)
________

(a)
On February 28, 2013, KMP completed a public offering of two separate series of senior notes. KMP received proceeds, after deducting the underwriting discount, of $991 million, and used the proceeds to pay a portion of the purchase price for its drop-down transaction and to reduce the borrowings under its commercial paper program.

Kinder Morgan, Inc. Form 10-Q

(b)
KMP’s subsidiary, Kinder Morgan Altamont LLC maintains an unsecured revolving bank credit facility that matures on August 2, 2014. Effective March 31, 2013, Kinder Morgan Altamont LLC reduced the amount available for borrowing under this credit facility from $95 million to approximately $1 million. In addition, in February 2013, prior to KMP’s March 1, 2013 acquisition date, KMP and KMI each contributed $45 million to repay the outstanding $90 million borrowings under this credit facility, and following this repayment, Kinder Morgan Altamont LLC had no outstanding debt.

Credit Facilities

KMI

As of March 31, 2013, the amount available for borrowing under KMI’s $1.75 billion senior secured credit facility was reduced by a combined amount of $1,351 million consisting of (i) $1,274 million in borrowings outstanding under its credit facility and (ii) $77 million in fifteen letters of credit primarily consisting of letters of credit that are required under provisions of our property and casualty, workers’ compensation and general liability insurance policies.

KMP

As of March 31, 2013, KMP had approximately $1,395 million of borrowing capacity available under its $2.2 billion credit facility. The amount available for borrowing under KMP’s credit facility was reduced by a combined amount of $805 million, consisting of $595 million of commercial paper borrowings and $210 million of letters of credit, consisting of (i) a $100 million letter of credit that supports certain proceedings with the California Public Utilities Commission involving refined products tariff charges on the intrastate common carrier operations of KMP’s Pacific operations’ pipelines in the state of California; (ii) a combined $85 million in three letters of credit that support tax-exempt bonds; and (iii) a combined $25 million in other letters of credit supporting other obligations of KMP and its subsidiaries.

Subsequent Event

On May 1, 2013, KMP entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among KMP, as Borrower; Kinder Morgan Operating L.P. “B”, as the Subsidiary Borrower; a diverse syndicate of banks; and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for a $2.7 billion unsecured revolving credit facility, which will expire on May 1, 2018, and replaces KMP’s $2.2 billion unsecured revolving credit facility that was scheduled to mature on July 1, 2016. The Credit Agreement includes financial covenants and events of default that are common in such agreements and are substantially unchanged as compared to those under KMP’s previous credit facility. The credit facility can be used as a backup for KMP’s short-term commercial paper program and for general partnership purposes.

EPB

As of March 31, 2013, EPB had no outstanding balance under its revolving credit facility and $10 million in outstanding letters of credit. EPB availability under this facility as of March 31, 2013 was approximately $1.0 billion.
Kinder Morgan G.P., Inc. Preferred Shares

On February 19, 2013, Kinder Morgan G.P., Inc. paid a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $10.638 per share to shareholders of record as of January 31, 2013.   On April 17, 2013, Kinder Morgan G.P., Inc.’s board of directors declared a quarterly cash distribution on its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock of $10.469 per share payable on May 20, 2013 to shareholders of record as of April 29, 2013.

4.  Stockholders’ Equity

Common Equity

As of March 31, 2013, our common equity consisted of our Class P common stock. On December 26, 2012, our remaining series of Class A, Class B and Class C shares were fully converted, and as a result only our Class P common stock was outstanding as of December 31, 2012. Our Class P common stock is sometimes referred to herein as our “common stock,” and our Class A, Class B and Class C common stock is sometimes collectively referred to herein as our “investor retained stock.” For accounting purposes, our Class P shares are and our Class A shares, prior to the full conversion of the investor retained stock, were considered common stock, and prior to the full conversion of the investor retained stock, our Class B and Class C shares, were considered

Kinder Morgan, Inc. Form 10-Q

participating securities. For additional information regarding our common stock and our investor retained stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2012 Form 10-K.

The following tables sets forth the changes in our outstanding shares during the three months ended March 31, 2013 and 2012.

	Class P	Class A	Class B	Class C
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258
Restricted shares vested	1,465	—	—	—
Balance at March 31, 2012	170,922,605	535,972,387	94,132,596	2,318,258

Class P
Balance at December 31, 2012	1,035,668,596
Shares issued with conversions of EP Trust I Preferred securities	55,319
Restricted shares vested	7,905
Balance at March 31, 2013	1,035,731,820

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends.

	Three Months Ended
	March 31,
	2013	2012
Per common share cash dividend declared	$0.38	$0.32
Per common share cash dividend paid(a)	$0.37	$0.31
_______

(a)	Dividends for the fourth quarter of each year are declared and paid during the first quarter of the following year.

Dividends Subsequent to March 31, 2013

On April 17, 2013, our board of directors declared a cash dividend of $0.38 per share for the quarterly period ended March 31, 2013, which is payable on May 16, 2013 to shareholders of record as of April 29, 2013.

Warrants

The table below sets forth the changes in our outstanding warrants during the three months ended March 31, 2013. No warrants were outstanding during the three months ended March 31, 2012.

Warrants
Balance at December 31, 2012	439,847,329
Warrants issued with conversions of EP Trust I Preferred securities(a)	84,556
Warrants repurchased(b)	(16,969,361)
Balance at March 31, 2013	422,962,524
_______

(a)	See Note 3, “Debt.”

(b)	Approximately $80 million was paid to repurchase these warrants as part of our $250 million repurchase program.

Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. For additional information regarding our warrants, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2012 Form 10-K and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” included elsewhere in this report.

Kinder Morgan, Inc. Form 10-Q

Changes in Equity

For each of the three months ended March 31, 2013 and 2012, changes in the carrying amounts of our Stockholders’ Equity attributable to both us and our noncontrolling interests, including our comprehensive loss, are summarized as follows (in millions):

	Three Months Ended March 31, 2013
	Common Shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(119)	$13,865	$10,234	$24,099
Warrants repurchased		(80)			(80)		(80)
Conversion of preferred securities		1			1		1
Amortization of restricted shares		5			5		5
Impact from equity transactions of KMP and EPB		14			14	(22)	(8)
Net income (loss)			292		292	364	656
Distributions					—	(375)	(375)
Contributions					—	465	465
Cash dividends			(384)		(384)		(384)
Other					—		—
Other comprehensive loss				(38)	(38)	(33)	(71)
Ending Balance at March 31, 2013	$10	$14,857	$(1,035)	$(157)	$13,675	$10,633	$24,308

	Three Months Ended March 31, 2012
	Common Shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Noncontrolling interests	Total
Beginning Balance at December 31, 2011	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Amortization of restricted shares		3			3		3
Impact from equity transactions of KMP		4			4	(7)	(3)
Net income (loss)			21		21	(94)	(73)
Distributions					—	(251)	(251)
Contributions					—	132	132
Cash dividends			(220)		(220)		(220)
Other comprehensive loss				(13)	(13)	(21)	(34)
Ending Balance at March 31, 2012	$8	$3,438	$(202)	$(128)	$3,116	$5,006	$8,122

Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	March 31, 2013	December 31, 2012
KMP	$3,537	$3,270
EPB	4,131	4,111
KMR	2,769	2,716
Other	196	137
	$10,633	$10,234

Contributions

The table below shows significant issuances of common units, the net proceeds from the issuances and the ultimate use of the proceeds during the three months ended March 31, 2013 for KMP and EPB (dollars in millions and shares in thousands).

	Issuance date	Common units/shares	Net proceeds		Use of proceeds
		(in thousands)	(in millions)
KMP
	February 2013	4,600	$385		Issued to pay a portion of the purchase price for the drop-down transaction
EPB
	First quarter 2013 (a)	525.9	$21	(b)	General partnership purposes
___________

(a)
On March 7, 2013, EPB entered into an Equity Distribution Agreement (EDA) with Citigroup. Pursuant to the provisions of the EDA, EPB may sell from time to time through Citigroup, as its sales agent, common units (Units) representing limited partner interests having an aggregate offering price of up to $500 million. Sales of the Units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between EPB and Citigroup. Under the terms of the EDA, EPB may also sell Units to Citigroup as principal for Citigroup’s own account at a price agreed upon at the time of the sale. Any sale of the Units to Citigroup as principal would be pursuant to the terms of a separate agreement between EPB and Citigroup. The EDA provides EPB with the right, but not the obligation to sell Units in the future, at prices it deems appropriate. EPB retains at all times complete control over the amount and the timing of each sale, and it will designate the maximum number of Units to be sold through Citigroup, on a daily basis or otherwise as EPB and Citigroup agree.

(b)	Represents proceeds received from noncontrolling interests and excludes our $1 million contribution as the owner of EPB’s general partner.

The above equity issuances by KMP and EPB during the three months ended March 31, 2013 had the associated effects of increasing our (i) noncontrolling interests by $384 million; (ii) accumulated deferred income taxes by $8 million; and (iii) additional paid-in capital by $14 million.

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended
	March 31,
	2013	2012
KMP
Per unit cash distribution declared	$1.30	$1.20
Per unit cash distribution paid(a)	$1.29	$1.16
Cash distributions paid to the public	$299	$251
EPB(b)
Per unit cash distribution declared	$0.62	n/a
Per unit cash distribution paid(a)	$0.61	n/a
Cash distributions paid to the public	$76	n/a
KMR(c)
Share distributions paid	1,804,596	1,464,145
___________

(a)	Distributions for the fourth quarter of each year are declared and paid during the first quarter of the following year.

(b)	Represents distribution information since the May 2012 EP acquisition.

(c)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  On April 17, 2013, KMR declared a share distribution of 0.014770 shares per outstanding share (1,726,952 total shares) payable on May 15, 2013 to shareholders of record as of April 29, 2013, based on the $1.30 per common unit distribution declared by KMP.

Distributions Subsequent to March 31, 2013

On April 17, 2013, KMP declared a cash distribution of $1.30 per unit for the quarterly period ended March 31, 2013.
The distribution will be paid on May 15, 2013 to KMP’s unitholders of record as of April 29, 2013.

On April 17, 2013, EPB declared distributions of $0.62 per share for the quarterly period ended March 31, 2013. The distribution will be paid on May 15, 2013 to EPB’s unitholders of record as of April 29, 2013.

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

As part of the El Paso acquisition (see Note 2), we acquired long-term natural gas and power forward and swap contracts. We have entered into offsetting positions that eliminate the price risks associated with our power contracts and substantially offset the fixed price exposure related to our natural gas supply contracts. None of these derivatives are designated as accounting hedges.

Energy Commodity Price Risk Management

As of March 31, 2013, KMI and KMP had entered into the following outstanding commodity forward contracts to hedge their forecast energy commodity purchases and sales:

Kinder Morgan, Inc. Form 10-Q

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(21.4)	million barrels
Natural gas fixed price	(33.9)	billion cubic feet
Natural gas basis	(34.4)	billion cubic feet
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.1)	million barrels
Crude oil basis	(3.6)	million barrels
Natural gas fixed price	(2.0)	billion cubic feet
Natural gas basis	13.1	billion cubic feet

As of March 31, 2013, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2016.

Interest Rate Risk Management

As of both March 31, 2013 and December 31, 2012, KMI and KMP each had combined notional principal amounts of $725 million and $5,525 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London InterBank Offered Rate (LIBOR) plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2013, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in millions):

Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		March 31,	December 31,	March 31,	December 31,
		2013	2012	2013	2012
	Balance sheet location	Fair value	Fair Value	Fair value	Fair Value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Current-Fair value of derivative contracts	$19	$42	$(45)	$(18)
	Non-current-Fair value of derivative contracts	37	40	(8)	(11)
Subtotal		56	82	(53)	(29)
Interest rate swap agreements - Fair value hedges	Current-Fair value of derivative contracts	7	9	—	—
	Non-current-Fair value of derivative contracts	572	656	(3)	(1)
Subtotal		579	665	(3)	(1)
Total		635	747	(56)	(30)
Derivatives not designated as hedging contracts
Natural gas and crude derivative contracts	Current-Fair value of derivative contracts	7	4	(4)	(3)
	Non-current-Fair value of derivative contracts	—	—	—	(1)
Subtotal		7	4	(4)	(4)
Power derivative contracts	Current-Fair value of derivative contracts	6	8	(55)	(59)
	Non-current-Fair value of derivative contracts	9	13	(105)	(120)
Subtotal		15	21	(160)	(179)
Total		22	25	(164)	(183)
Total derivatives(a)		$657	$772	$(220)	$(213)
_______

(a)
As of March 31, 2013 and December 31, 2012, we presented the fair value of our derivative contracts on a gross basis on our accompanying consolidated balance sheets.  If we had elected to net derivative contracts subject to master netting agreements as of March 31, 2013 and December 31, 2012, the impact would have reduced our derivative assets and liabilities by $33 million and $38 million, respectively.  As of March 31, 2013 and December 31, 2012, KMP had cash margin deposits associated with its derivative contracts posted with counterparties of $21 million and $5 million, respectively, that would have additionally reduced our derivative liabilities.

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include amounts associated with the offsetting entry for hedged debt, all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. These fair value adjustments to our debt balances included (i) $1,431 million and $1,470 million at March 31, 2013 and December 31, 2012, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $576 million and $664 million at March 31, 2013 and December 31, 2012, respectively, associated with the offsetting entry for hedged debt; (iii) $478 million and $490 million at March 31, 2013 and December 31, 2012, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $36 million and $33 million at March 31, 2013 and December 31, 2012, respectively, associated with unamortized debt discount amounts. As of March 31, 2013, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 18 years.

Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Income Statement

The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three months ended March 31, 2013 and 2012 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended March 31,
		2013	2012
Interest rate swap agreements	Interest expense	$(88)	$(115)
Total		$(88)	$(115)

Fixed rate debt	Interest expense	$88	$115
Total		$88	$115
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$(32)	$(86)	Revenues-Natural gas sales	$—	$—	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	5	(21)	Revenues-Product sales and other	(3)	(3)
			Gas purchases and other costs of sales	—	(2)	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	1	—	Interest expense	1	—	Interest Expense	—	—
Total	$(31)	$(86)	Total	$6	$(23)	Total	$(3)	$(3)
_______

(a)
We expect to reclassify an approximate $12 million loss associated with derivatives and included in our accumulated other comprehensive loss and noncontrolling interest balances as of March 31, 2013 into earnings during the next twelve months (when the associated forecasted transactions are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

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

Kinder Morgan, Inc. Form 10-Q

Derivatives not designated as hedging contracts	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2013	2012
Natural gas derivative contracts	Revenues-Natural gas sales	$1	$—
Crude oil derivative contracts	Revenues-Product sales and other	4	—
Power derivative contracts	Revenues-Product sales and other	(2)	—
Total		$3	$—

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

The maximum potential exposure to credit losses on derivative contracts as of March 31, 2013 was as follows (in millions):

Asset position
Interest rate swap agreements	$579
Energy commodity derivative contracts	78
Gross exposure	657
Netting agreement impact	(33)
Cash collateral held	—
Net exposure	$624

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.   As of both March 31, 2013 and December 31, 2012, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of March 31, 2013 and December 31, 2012, KMP had cash margin deposits associated with its energy commodity contract positions and over-the-counter swap partners totaling $21 million and $5 million, respectively, and we reported this amount within “Other current assets” in our accompanying consolidated balance sheets. As of both March 31, 2013 and December 31, 2012, KMI had $300 million of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.  As of both March 31, 2013 and December 31, 2012, KMI had no margin deposits outstanding with counterparties associated with its energy commodity contract positions and over-the-counter swap agreements.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in their credit rating.  As of March 31, 2013, we estimate that if

Kinder Morgan, Inc. Form 10-Q

KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $13 million of incremental collateral. As of March 31, 2013, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Changes in the components of our “Accumulated other comprehensive income” for the three months ended March 31, 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$7	$51	$(177)	$(119)
Other comprehensive income before reclassifications	(16)	(17)	(1)	(34)
Amounts reclassified from accumulated other comprehensive income	(4)	—	—	(4)
Net current-period other comprehensive income	(20)	(17)	(1)	(38)
Balance as of March 31, 2013	$(13)	$34	$(178)	$(157)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of March 31, 2013 and December 31, 2012, based on the three levels established by the Codification.  The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets. The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which are reported within “Other current assets” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets (in millions).

Kinder Morgan, Inc. Form 10-Q

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2013
Energy commodity derivative contracts(a)	$78	$2	$57	$19
Interest rate swap agreements	$579	$—	$579	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$107	$3	$76	$28
Interest rate swap agreements	$665	$—	$665	$—

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of March 31, 2013
Energy commodity derivative contracts(a)	$(217)	$(17)	$(39)	$(161)
Interest rate swap agreements	$(3)	$—	$(3)	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$(212)	$(3)	$(26)	$(183)
Interest rate swap agreements	$(1)	$—	$(1)	$—
_______

(a)
Level 1 consists primarily of the New York Mercantile Exchange (NYMEX) natural gas futures.  Level 2 consists primarily of over-the-counter (OTC) West Texas Intermediate swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of West Texas Intermediate options, West Texas Intermediate basis swaps and power derivative contracts.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three months ended March 31, 2013 and 2012 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2013	2012
Derivatives-net asset (liability)
Beginning of Period	$(155)	$7
Total gains or (losses)
Included in earnings	5	2
Included in other comprehensive loss	(1)	(22)
Purchases	—	3
Settlements	9	7
End of Period	$(142)	$(3)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(1)	$2

As of March 31, 2013, our Level 3 derivative assets and liabilities consisted primarily of West Texas Intermediate (WTI) options, WTI basis swaps and power-related derivatives, where a significant portion of fair value is calculated from underlying market data that is not readily available. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value. For each of the three months ended March 31, 2013 and 2012, Level 3 activity was not material.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance as of March 31, 2013 and December 31, 2012 (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$34,390	$36,248	$34,401	$36,720

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2013 and December 31, 2012.

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

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel, natural gas liquids, crude and condensate, and bio-fuels;

•	Terminals—KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

•
Kinder Morgan Canada—KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, the state of Washington and the Rocky Mountains and Central regions of the United States. As further described in Note 2, Kinder Morgan Canada divested its interest in the Express pipeline system effective March 14, 2013; and

•
Other—following our May 25, 2012 EP acquisition, this segment primarily includes several physical natural gas contracts with power plants associated with EP’s legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028.

We evaluate performance principally based on each segment’s earnings before depreciation, depletion and amortization expenses including amortization of excess cost of equity investments (EBDA) , which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income, and unallocable income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision maker organizes their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and marketing strategies.

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2013	2012
Revenues
Natural Gas Pipelines
Revenues from external customers(a)	$1,755	$794
Intersegment revenues	1	—
CO2–KMP	429	417
Products Pipelines–KMP	454	223
Terminals–KMP	337	341
Kinder Morgan Canada–KMP	72	73
Other	4	—
Total segment revenues	3,052	1,848
Other revenues	9	9
Less: Total intersegment revenues	(1)	—
Total consolidated revenues	$3,060	$1,857

	Three Months Ended March 31,
	2013	2012
Segment earnings before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(a)	$896	$227
CO2–KMP	342	334
Products Pipelines–KMP	185	174
Terminals–KMP	186	186
Kinder Morgan Canada–KMP(c)	193	50
Other	4	—
Total segment earnings before DD&A	1,806	971
Total segment depreciation, depletion and amortization	(412)	(274)
Total segment amortization of excess cost of investments	(9)	(2)
Other revenues	9	9
General and administrative expenses	(140)	(129)
Unallocable interest and other, net of unallocable interest income	(409)	(182)
Unallocable income tax expense	(187)	(88)
Loss from discontinued operations, net of tax	(2)	(378)
Total consolidated net income (loss)	$656	$(73)

Kinder Morgan, Inc. Form 10-Q

	March 31, 2013	December 31, 2012
Assets
Natural Gas Pipelines	$46,422	$46,540
CO2–KMP	4,174	4,148
Products Pipelines–KMP	6,149	6,089
Terminals–KMP	6,151	5,931
Kinder Morgan Canada–KMP	1,688	1,724
Other	565	601
Total segment assets	65,149	65,033
Corporate assets(d)	3,127	2,854
Assets held for sale(e)	32	298
Total consolidated assets	$68,308	$68,185
_______

(a)	The increase in the 2013 amount versus 2012 amount reflects our May 25, 2012 acquisition of EP. See Note 2.

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(c)	2013 amount includes a $141 million increase in earnings from the after-tax gain on the sale of KMP’s investments in the Express pipeline system.

(d)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustment and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

(e)	2012 amount primarily represents amounts attributable to KMP’s Express pipelines system and our ownership interest in Bolivia to Brazil Pipeline as of December 31, 2012.

8.  Related Party Transactions

Affiliated Balances

The following table summarizes our balance sheet affiliate balances (in millions):

	March 31, 2013	December 31, 2012
Balance sheet location
Accounts receivable, net of allowance	$15	$25
Assets held for sale (a)	—	114
Other current assets	5	14
Deferred charges and other assets	48	48
	$68	$201

Current portion of debt – KMP and EPB (b)	$5	$5
Accounts payable	7	11
Long-term debt - Outstanding - KMP and EPB (b)	172	173
	$184	$189
_______
(a)2012 amount related to KMP’s equity investment in the Express system (see Note 2).
(b)EPB has financing obligations payable to WYCO of which $5 million is included in “Current portion of debt – KMP and EPB” on our Consolidated Balance Sheets at each period end.

Kinder Morgan, Inc. Form 10-Q

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation Pipe Line Company. KMP owns a 51.17% equity interest in Plantation and its proportionate share of the outstanding principal amount of the note receivable was $49 million as of both March 31, 2013 and December 31, 2012.  The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016.  We included $1 million of this note receivable balance within “Other current assets,” on our accompanying consolidated balance sheets as of both March 31, 2013 and December 31, 2012, and we included the remaining outstanding balance within “Deferred charges and other assets.”

Gulf LNG Holdings Group, LLC

In conjunction with the acquisition of EP, KMI acquired a long-term note receivable, bearing interest at 12% per annum, that was due from Gulf LNG Holdings Group, LLC, a 50% equity investee, with a remaining principal amount of $85 million. Subsequent to the EP acquisition and through the end of 2012, we received payments on this note totaling $75 million. We received payments for the remaining note balance of $10 million during the first quarter of 2013. The balance of $10 million at December 31, 2012 was included in our accompanying consolidated balance sheet within “Other current assets.”

9. Pension and Other Postretirement Benefit Plans

Kinder Morgan, Inc.

The components of net benefit (credit) cost for our pension and other postretirement benefit plans, not including KMP and EPB’s plans discussed below, are as follows (in millions):

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Service cost	$6	$3	$—	$—
Interest cost	23	4	5	1
Expected return on assets	(44)	(6)	(2)	(1)
Amortization of net actuarial loss (gain)	—	2	1	1
Settlement (gain) loss (a)	(3)	—	—	—
Net benefit (credit) cost	$(18)	$3	$4	$1
_______

(a)	Reflects the gain recognized upon the February 2013 settlement of our obligations under the El Paso Supplemental Executive Retirement Plan.

KMP
KMP’s combined net benefit costs for its pension and other postretirement benefit plans for each of the three months ended March 31, 2013 and 2012 was approximately $1 million and $3 million, respectively.

EPB
EPB’s net benefit costs for its other postretirement benefit plans for the three months ended March 31, 2013 was a credit of approximately $1 million.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31,
	2013	2012
Income tax expense	$279	$96
Effective tax rate	30%	24%

Total tax expense for the three months ended March 31, 2013 is approximately $279 million resulting in an effective tax rate of 30% for continuing operations, as compared with $96 million tax expense and an effective tax rate of 24% for the same period of 2012. The effective tax rate for the three months ended March 31, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s and EPB’s income tax provision; (ii) dividend-received deductions from our 50% investment in Florida Gas Pipeline (Citrus); and (iii) the tax impact of a decrease in the deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets. These decreases are partially offset by state income taxes.

Our effective tax rate for the same period of 2012 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s income tax provision; and (ii) the adjustment to the deferred tax liability related to our investment in KMR. These decreases in our effective tax rate was partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the EP acquisition; and (iii) an adjustment to the deferred tax liability related to non tax-deductible losses related to our investment in KMP.

11.  Litigation, Environmental and Other Contingencies

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves, that the ultimate resolution of such items will not have a material adverse impact on our business, financial position, results of operations or dividends to our shareholders. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose contingencies where an adverse outcome may be material, or in the judgment of management, we conclude the matter should otherwise be disclosed.

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP, L.P. (SFPP) and El Paso Natural Gas Company, LLC (EPNG) are subject to a number of ongoing proceedings at the FERC. A substantial portion of our legal reserves relate to these FERC cases and the CPUC cases described below them.

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance we may include in our rates. With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds. However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to other pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the
“2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517) in May 2012 and

Kinder Morgan, Inc. Form 10-Q

EPNG implemented certain aspects of that decision. The FERC subsequently issued an order requiring EPNG to decrease its rates related to the 2010 rate case in accordance with Opinion 517. EPNG has sought rehearing on that order as well as
Opinion 517. With respect to the 2010 rate case, the presiding administrative law judge issued an initial decision in June
2012. This initial decision is currently being reviewed by the FERC. EPNG is pursuing settlement with its shippers in both open rate cases and believes the accruals established for these matters are adequate.

California Public Utilities Commission Proceedings

KMP has previously reported ratemaking and complaint proceedings against SFPP pending with the CPUC.  The ratemaking and complaint cases generally involve challenges to rates charged by SFPP for intrastate transportation of refined petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to tariffed and previously untariffed charges for certain pipeline transportation and related services. These matters have generally been consolidated and assigned to two administrative law judges.

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers, (the “Long” cases). The decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses and refund liability, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court has granted review with respect to SFPP’s petition and oral arguments were held on April 25, 2013.

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC. The matter is scheduled for hearing in April, 2013, with a decision expected in the third or fourth quarter of 2013.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC and potentially, the California Court of Appeals.  KMP believes that the appropriate application of the income tax allowance and corrections of errors in law and fact should result in a considerably lower amount.  We do not expect any reparations that KMP would pay in these matters to have a material impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

Copano Shareholders’ Litigation

Three putative class action lawsuits are currently pending in connection with KMP’s proposed merger with Copano: (i) Schultes v. Copano Energy, L.L.C., et al. (Case No. 06966), in the District Court of Harris County, Texas, which is referred to as the Texas State Action; (ii) Bruen v. Copano Energy, L.L.C., et al. (Case No. 4:13-CV-00540) in the United States District Court for the Southern District of Texas, which is referred to as the Texas Federal Action; and (iii) In re Copano Energy, L.L.C. Shareholder Litigation, Case No. 8284-VCN in the Court of Chancery of the State of Delaware, which is referred to as the Delaware Action, which reflects the consolidation of three actions originally filed in the Court of Chancery. The Texas State Action, the Texas Federal Action and the Delaware Action are collectively referred to as the “Actions.”

The Actions name Copano, R. Bruce Northcutt, William L. Thacker, James G. Crump, Ernie L. Danner, T. William Porter, Scott A. Griffiths, Michael L. Johnson, Michael G. MacDougall, Kinder Morgan G.P.,Inc., KMP and Merger Sub as defendants. The Actions are purportedly brought on behalf of a putative class seeking to enjoin the merger and allege, among other things, that the members of Copano’s board of directors breached their fiduciary duties by agreeing to sell Copano for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Copano, KMP, Kinder Morgan G.P., Inc. and Merger Sub aided and abetted such alleged breaches. In addition, the plaintiffs in each of the Texas State Action and the

Kinder Morgan, Inc. Form 10-Q

Delaware Action allege that the Copano directors breached their duty of candor to unitholders by failing to provide the unitholders with all material information regarding the merger and/or made misstatements in the preliminary proxy statement. The plaintiffs in the Texas Federal Action also assert a claim under the federal securities laws alleging that the preliminary proxy statement omits and/or misrepresents material information in connection with the merger.

On April 21, 2013, the parties in all the Actions executed a Memorandum of Understanding by which, in exchange for the full settlement and dismissal with prejudice of each of the Actions, Copano agreed to make certain additional disclosures concerning the merger in a Form 8-K filed by Copano on April 22, 2013. The parties are in the process of preparing and filing a Stipulation of Settlement and such other additional documents as may be required to in the Delaware Chancery Court for approval of the settlement.

Other Commercial Matters

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

Kinder Morgan, Inc. Form 10-Q

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (“Brinckerhoff I”) and March 2012, (“Brinckerhoff II”) derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in both lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010 and November 2010 drop down transactions involving EPB’s purchase of SLNG, Elba Express and SNG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants’ motion to dismiss in Brinckerhoff I was denied in part. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.

In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB’s general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to EPB of a 25% ownership interest in SNG. Defendants’ motion to dismiss was denied. Defendants continue to believe this action is without merit and intend to defend against it vigorously.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that EP, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which are pending in federal court in Nevada, were dismissed, however, on April 10, 2013, the 9th Circuit Court of Appeals reversed this dismissal and remanded the cases to the Nevada court. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

General

As of March 31, 2013 and December 31, 2012, we have recorded a total reserve for legal fees, transportation rate cases and other potential litigation liabilities in the amount of $449 million and $423 million, respectively.  The reserve is primarily related to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates. We regularly assess the likelihood of potential adverse outcomes in pending matters in order to determine the adequacy of our reserves.

Environmental Matters

We and our subsidiaries are subject to environmental cleanup and enforcement actions from time to time. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, also know as CERCLA, generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and carbon dioxide field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies

Kinder Morgan, Inc. Form 10-Q

under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.
We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. Specifically, we are involved in matters including incidents at terminal facilities in New Jersey and Texas involving PHMSA and the Texas Commission on Environmental Quality, respectively, which may result in fines and penalties for alleged violations. We do not believe that these alleged violations will have a material adverse effect on our business, financial position, results of operations or dividends to our shareholders.
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

Colorado Oil and Gas Conservation Commission Inspections

In Fall 2012, the Colorado Oil and Gas Conservation Commission (COGCC) performed inspections at multiple well sites in Southwestern Colorado owned by Kinder Morgan CO2 Company, L.P. and some of these inspections resulted in alleged violations of COGCC’s rules.   Kinder Morgan took immediate steps to correct the alleged deficiencies and has engaged COGCC and other agencies in its efforts to maintain compliance. In April 2013, COGCC proposed a penalty of $300,000 to resolve the matter. We are evaluating the proposed penalty as well as potential responses to the alleged violations.

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third-Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05

The NJDEP sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third party defendants in 2009.  Recently, KMLT, as part of a joint defense group, entered a settlement agreement (Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment, get a contribution bar against first party defendants Occidental, Maxus and Tierra in addition to a release. This third-party Consent Judgment will be published in the New Jersey Register followed by a 60-day comment period after which it will be lodged with the court. Additionally, we have information that the NJDEP has reached an agreement in principle on terms for a settlement with Maxus and Tierra. Occidental is not part of the settlement. As part of this settlement, these defendants agree to dismiss all direct claims against third-party defendants and to not oppose the third-party settlement. We expect the first-party settlement to be finalized over the next 60 days. All discovery and trial proceedings are stayed during these settlement negotiations.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the U.S. Environmental Protection Agency (U.S. EPA) sent out General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT).  At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor.  Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group.  The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site.  Once the U.S. EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup

Kinder Morgan, Inc. Form 10-Q

costs.  This is a non-judicial allocation process.  KMP is participating in the allocation process on behalf of both KMLT and KMBT.  Each entity has two facilities located in Portland Harbor.  KMP expects the allocation to conclude in 2013 or 2014, depending upon when the U.S. EPA issues its Record of Decision.

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

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remained stayed following the last case management conference in March 2013. During the stay, the parties deemed responsible by the local regulatory agency (including the City of Los Angeles) have worked with that agency concerning the scope of the required cleanup. We anticipate that cleanup activities by the Port at the site will begin in the summer of 2013. On April 9, 2013, KMLT and the Port of Los Angeles entered into a Settlement and Release Agreement the terms of which provide for the dismissal of the litigation by the Port upon the payment by KMLT of 60% of the Port’s costs to remediate the former terminal site; the amount of payment not to exceed $15 million. The parties also filed a Good Faith Settlement motion in the Superior Court as part of the process of dismissal of the case. Further, according to terms of the Settlement and Release, we received a 5-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property.

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

On June 25, 2007, the NJDEP, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint against ExxonMobil and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro terminal.  The complaint was filed in Gloucester County, New Jersey.  Both ExxonMobil and KMLT filed third party complaints against Support Terminals/Plains and successfully brought Support Terminals/Plains into the case. The court consolidated the two cases.

In mid 2011, KMLT and Plains Products entered into a settlement agreement with the NJDEP for settlement of the state’s alleged natural resource damages claim. The parties then entered into a Consent Judgment concerning the claim. The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into a settlement agreement that settled each party’s relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. According to the agreement, Plains will conduct remediation activities at the site and KMLT will provide oversight and 50% of the costs.

Kinder Morgan, Inc. Form 10-Q

The settlement with the state did not resolve the original complaint brought by ExxonMobil. On or around, April 10, 2013, KMLT, Plains and ExxonMobil settled the original Exxon complaint for past remediation costs for $750,000 to be split 50/50 between KMLT and Plains. All parties have now executed the agreement and the litigation is settled and dismissed.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the United States to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the U.S. EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In February 2013, the EPA delivered a proposed Administrative Order on Consent and proposed Scope of Work regarding the government’s proposed next steps to investigate the mines. We are negotiating the terms and conditions of both the Administrative
Order on Consent and the Scope of Work. We are also seeking contribution from the United States toward the cost of environmental activities associated with the mines, given its pervasive control over all aspects of the nuclear weapons program.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows.  However, we are not able to reasonably estimate when the eventual resolution of such claims will occur, and changing circumstances could cause these matters to have a material adverse impact.  As of March 31, 2013 and December 31, 2012, we have accrued a total reserve for environmental liabilities in the amount of $385 million and $397 million, respectively, of which $219 million and $228 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of March 31, 2013 and December 31, 2012, we have recorded a receivable of $21 million and $22 million, respectively, for expected cost recoveries that have been deemed probable. Additionally, many factors may change in the future affecting our reserve estimates, such as (i) regulatory changes; (ii) groundwater and land use near our sites; and (iii) changes in cleanup technology.

Kinder Morgan, Inc. Form 10-Q

Other Contingencies

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $5.9 billion of its debt. This includes $5.2 billion associated with KMP’s March 2013 and August 2012 purchases of natural gas assets from us. In conjunction with our EP acquisition, we have agreed to indemnify EPB with respect to $470 million of its debt. We would be obligated to perform under these indemnities only if KMP’s or EPB’s assets, as applicable, were unable to satisfy its obligations.

Commitments

Capital Contributions for Elba Island Liquefaction Project

In January 2013, Southern Liquefaction Company, L.L.C. (SLC), a subsidiary of EPB, and Shell US Gas & Power, LLC (Shell G&P), a subsidiary of Royal Dutch Shell plc (Shell), formed Elba Liquefaction Company, L.L.C. (ELC), EPB’s equity method investment, to develop and own a natural gas liquefaction plant at Southern LNG Company, L.L.C.’s existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. EPB’s portion of the capital expenditures for Phase I of the project is estimated to be approximately $510 million. Phase I of the project requires no additional DOE approval.

12.  Regulatory Matters and Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  We included the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits” respectively, in our accompanying consolidated balance sheets. The recovery period for these regulatory assets is approximately one year to forty-three years.

The following table summarizes our regulatory asset and liability balances (in millions):

	March 31, 2013	December 31, 2012
Current regulatory assets	$73	$62
Non-current regulatory assets	393	402
Total Regulatory Assets	$466	$464

Current regulatory liabilities	$7	$7
Non-current regulatory liabilities	104	113
Total Regulatory Liabilities	$111	$120

More information about our regulatory matters can be found in Note 17 “Regulatory Matters” to our consolidated financial statements that were included in our 2012 Form 10-K.

13. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2013 (including (i) ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities;” (ii) ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment;” (iii) ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities;” and (iv) ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”) had a material impact on our consolidated

Kinder Morgan, Inc. Form 10-Q

financial statements.  More information about the four ASUs listed above can be found in Note 18 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2012 Form 10-K.

Kinder Morgan, Inc. Form 10-Q

14.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2013 and Annual Reports on Form 10-K for the year ended December 31, 2012 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	March 31, 2013	December 31, 2012 (a)
Cash and cash equivalents - KMI (b)	$164	$71
Cash and cash equivalents - KMP	736	529
Cash and cash equivalents - EPB	206	114
Cash and cash equivalents	$1,106	$714

Property, plant and equipment, net–KMI (b)	$2,717	$2,735
Property, plant and equipment, net–KMP	22,584	22,330
Property, plant and equipment, net–EPB	5,900	5,931
Property, plant and equipment, net	$31,201	$30,996

Goodwill–KMI (b)	$18,135	$18,133
Goodwill–KMP	5,412	5,417
Goodwill–EPB	22	22
Goodwill	$23,569	$23,572

Current portion of debt–KMI (b)	$1,585	$1,153
Current portion of debt–KMP	1,127	1,155
Current portion of debt–EPB	164	93
Current portion of debt	$2,876	$2,401

Long-term debt outstanding–KMI (b)	$7,954	$9,148
Long-term debt outstanding–KMP	16,829	15,907
Long-term debt outstanding–EPB (c)	4,182	4,254
Long-term debt outstanding	$28,965	$29,309
_______

(a)	Retrospectively adjusted as discussed in Note 2.

(b)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(c)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both March 31, 2013 and December 31, 2012.

15. Guarantee of Securities of Subsidiaries

KMI has guaranteed the payment of El Paso LLC’s (formerly known as El Paso Corporation) outstanding senior notes. These notes are also guaranteed by El Paso Holdco LLC (“El Paso Holdco”), El Paso LLC’s direct parent. El Paso Issuing Corporation (“Finance Corp”), a direct subsidiary of El Paso LLC, is the co-issuer of these notes. As of both March 31, 2013 and December 31, 2012, approximately $3.9 billion in aggregate principal amount of these series of El Paso LLC senior notes (referred to as the “Guaranteed Notes”) is outstanding. Finance Corp’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of El Paso LLC as issuer. Subject to the limitations set forth in the applicable supplemental indentures, the guarantees of KMI and El Paso Holdco are full and unconditional and joint and several, and guarantee the Guaranteed Notes through their respective maturity dates, the latest of which is in 2037. Finance Corp has no subsidiaries and no independent assets or operations. A significant amount of KMI’s and El Paso Holdco’s income and cash

Kinder Morgan, Inc. Form 10-Q

flow are generated by their subsidiaries. As a result, the funds necessary to meet KMI’s and El Paso Holdco’s debt service and/or guarantee obligations are provided in large part by distributions or advances from their subsidiaries. Included among the non-guarantor subsidiaries are KMP, KMR and EPB, along with Kinder Morgan G.P., Inc., the general partner of KMP and El Paso Pipeline GP Company, L.L.C., the general partner of EPB. In the following condensed consolidating financial information, KMI is “Parent Guarantor,” El Paso Holdco is the “Guarantor Subsidiary” and El Paso LLC and Finance Corp are the “Subsidiary Issuers.” The Guarantor Subsidiary and both of the Subsidiary Issuers are 100% owned by KMI.

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of March 31, 2013
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$118	$—	$—	$988	$—	$1,106
All other current assets	684	7	1	8,036	(6,148)	2,580
Property, plant and equipment, net	17	—	—	31,184	—	31,201
Investments	20,490	10,682	7,574	5,596	(38,569)	5,773
Goodwill	—	—	8,002	15,567	—	23,569
Deferred charges and all other assets	505	—	1,207	5,828	(3,461)	4,079
Total assets	$21,814	$10,689	$16,784	$67,199	$(48,178)	$68,308

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,274	$—	$165	$1,437	$—	$2,876
All other current liabilities	68	—	6,211	2,575	(6,148)	2,706
Long-term debt	4,116	—	4,301	25,376	(2,279)	31,514
Deferred income taxes	2,139	23	—	3,239	(1,182)	4,219
All other long-term liabilities	542	—	173	1,970	—	2,685
Total liabilities	8,139	23	10,850	34,597	(9,609)	44,000

Stockholders’ equity
Accumulated other comprehensive (loss) income	(157)	(25)	(25)	(8)	58	(157)
Other stockholders’ equity	13,832	10,691	5,959	21,977	(38,627)	13,832
Total KMI equity	13,675	10,666	5,934	21,969	(38,569)	13,675
Noncontrolling interests	—	—	—	10,633	—	10,633
Total stockholders’ equity	13,675	10,666	5,934	32,602	(38,569)	24,308
Total liabilities and stockholders’ equity	$21,814	$10,689	$16,784	$67,199	$(48,178)	$68,308

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of December 31, 2012 (a)
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$3	$—	$45	$666	$—	$714
All other current assets	778	—	—	8,598	(6,416)	2,960
Property, plant and equipment, net	8	—	—	30,988	—	30,996
Investments	20,051	12,025	8,504	5,645	(40,421)	5,804
Goodwill	—	—	8,000	15,572	—	23,572
Deferred charges and all other assets	1,758	—	1,205	6,007	(4,831)	4,139
Total assets	$22,598	$12,025	$17,754	$67,476	$(51,668)	$68,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,035	$—	$115	$1,251	$—	$2,401
All other current liabilities	161	273	6,162	2,628	(6,416)	2,808
Long-term debt	4,832	296	4,413	26,109	(3,650)	32,000
Deferred income taxes	2,095	22	—	3,097	(1,181)	4,033
All other long term liabilities	610	—	172	2,062	—	2,844
Total liabilities	8,733	591	10,862	35,147	(11,247)	44,086

Stockholders’ equity
Accumulated other comprehensive (loss) income	(119)	(14)	(14)	28	—	(119)
Other stockholders’ equity	13,984	11,448	6,906	22,067	(40,421)	13,984
Total KMI equity	13,865	11,434	6,892	22,095	(40,421)	13,865
Noncontrolling interests	—	—	—	10,234	—	10,234
Total stockholders’ equity	13,865	11,434	6,892	32,329	(40,421)	24,099
Total liabilities and stockholders’ equity	$22,598	$12,025	$17,754	$67,476	$(51,668)	$68,185
_______

(a)	Retrospectively adjusted as discussed in Note 2.

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2013
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$3,058	$(7)	$3,060

Costs, expenses and other
Costs of sales	—	—	—	970	—	970
Depreciation, depletion and amortization	—	—	—	412	—	412
Other operating expenses	3	—	—	662	(7)	658
Total costs, expenses and other	3	—	—	2,044	(7)	2,040

Operating income (loss)	6	—	—	1,014	—	1,020

Other income (expense)
Earnings from equity investments	339	61	167	77	(543)	101
Amortization of excess cost of equity investments and other, net	—	—	—	218	—	218
Interest, net	(65)	—	(106)	(231)	—	(402)

Income from continuing operations before income taxes	280	61	61	1,078	(543)	937

Income tax benefit (expense)	12	—	—	(291)	—	(279)

Income from continuing operations	292	61	61	787	(543)	658

Loss from discontinued operations, net of tax	—	—	—	(2)	—	(2)

Net income	292	61	61	785	(543)	656

Net income attributable to noncontrolling interests	—	—	—	(364)	—	(364)

Net income attributable to controlling interests	$292	$61	$61	$421	$(543)	$292

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended March 31, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$1,848	$—	$1,857

Costs, expenses and other
Costs of sales	—	—	—	580	—	580
Depreciation, depletion and amortization	—	—	—	274	—	274
Other operating expenses	22	—	—	465	—	487
Total costs, expenses and other	22	—	—	1,319	—	1,341

Operating (loss) income	(13)	—	—	529	—	516

Other income (expense)
Earnings from equity investments	58	—	—	72	(65)	65
Amortization of excess cost of equity investments and other, net	1	—	—	(2)	—	(1)
Interest, net	(48)	—	—	(131)	—	(179)

(Loss) income from continuing operations before income taxes	(2)	—	—	468	(65)	401

Income tax benefit (expense)	23	—	—	(119)	—	(96)

Income from continuing operations	21	—	—	349	(65)	305

Loss from discontinued operations, net of tax	—	—	—	(378)	—	(378)

Net income (loss)	21	—	—	(29)	(65)	(73)

Net loss attributable to noncontrolling interests	—	—	—	94	—	94

Net income attributable to controlling interests	$21	$—	$—	$65	$(65)	$21

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2013
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income	$292	$61	$61	$785	$(543)	$656
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	(16)	—	—	(26)	11	(31)
Reclassification of change in fair value of derivatives to net income	(4)	—	—	(4)	2	(6)
Foreign currency translation adjustments	(17)	—	—	(28)	12	(33)
Adjustments to pension and other postretirement benefit plan liabilities	(1)	(11)	(11)	(11)	33	(1)
Total other comprehensive loss	(38)	(11)	(11)	(69)	58	(71)
Comprehensive income	254	50	50	716	(485)	585
Comprehensive income attributable to noncontrolling interests	—	—	—	(331)	—	(331)
Comprehensive income attributable to controlling interests	$254	$50	$50	$385	$(485)	$254

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended March 31, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net Income (loss)	$21	$—	$—	$(29)	$(65)	$(73)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	(34)	—	—	(86)	34	(86)
Reclassification of change in fair value of derivatives to net income	9	—	—	23	(9)	23
Foreign currency translation adjustments	12	—	—	29	(12)	29
Total other comprehensive loss	(13)	—	—	(34)	13	(34)
Comprehensive income (loss)	8	—	—	(63)	(52)	(107)
Comprehensive loss attributable to noncontrolling interests	—	—	—	115	—	115
Comprehensive income attributable to controlling interests	$8	$—	$—	$52	$(52)	$8

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2013
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by operating activities	$325	$—	$6	$968	$(532)	$767

Cash flows from investing activities
Capital expenditures	(11)	—	—	(587)	—	(598)
Drop down assets to KMP	988	—	—	(988)	—	—
Proceeds from sale of investments in Express pipeline system	—	—	—	403	—	403
Proceeds from sale of investments in BBPP Holdings Ltda	—	—	—	88	—	88
Acquisitions of assets and investments	—	—	—	(4)	—	(4)
Repayments from related party	—	—	—	10	—	10
Contributions to investments	(13)	—	(1)	(40)	14	(40)
Distributions from equity investments in excess of cumulative earnings	—	—	—	37	—	37
Other, net	—	—	—	(12)	—	(12)
Net cash provided by (used in) investing activities	964	—	(1)	(1,093)	14	(116)

Cash flows from financing activities
Issuance of debt	520	—	—	2,699	—	3,219
Payment of debt	(1,230)	—	(50)	(1,811)	—	(3,091)
Debt issuance costs	—	—	—	(7)	—	(7)
Cash dividends	(384)	—	—	—		(384)
Repurchase of warrants	(80)	—	—	—	—	(80)
Distribution to parent	—	—	—	(530)	530	—
Contributions from noncontrolling interests	—	—	—	477	(12)	465
Distributions to noncontrolling interests	—	—	—	(375)	—	(375)
Net cash (used in) provided by financing activities	(1,174)	—	(50)	453	518	(253)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(6)	—	(6)

Net increase (decrease) in cash and cash equivalents	115	—	(45)	322	—	392
Cash and cash equivalents, beginning of period	3	—	45	666	—	714
Cash and cash equivalents, end of period	$118	$—	$—	$988	$—	$1,106

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Three Months Ended March 31, 2012
(In Millions)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by operating activities	$249	$—	$—	$646	$(335)	$560

Cash flows from investing activities
Capital expenditures	(1)	—	—	(353)	—	(354)
Acquisitions of assets and investments	—	—	—	(30)	—	(30)
Contributions to investments	(1)	—	—	(49)	1	(49)
Distributions from equity investments in excess of cumulative earnings	—	—	—	48	—	48
Other, net	—	—	—	20	—	20
Net cash used in investing activities	(2)	—	—	(364)	1	(365)

Cash flows from financing activities
Issuance of debt	252	—	—	2,420	—	2,672
Payment of debt	(278)	—	—	(2,160)	—	(2,438)
Debt issuance costs	—	—	—	(6)	—	(6)
Cash dividends	(220)	—	—	—	—	(220)
Distributions to parent	—	—	—	(335)	335	—
Contributions from noncontrolling interests	—	—	—	125	(1)	124
Distributions to noncontrolling interests	—	—	—	(251)	—	(251)
Net cash used in financing activities	(246)	—	—	(207)	334	(119)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	7	—	7

Net increase in cash and cash equivalents	1	—	—	82	—	83
Cash and cash equivalents, beginning of period	2	—	—	409	—	411
Cash and cash equivalents, end of period	$3	$—	$—	$491	$—	$494

Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2012 Form 10-K; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2012 Form 10-K.

We prepared our consolidated financial statements in accordance with U.S. generally accepted accounting principles.
Accordingly, as discussed in Notes 1 and 2 “General” and “Acquisitions and Divestitures” respectively, to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

•
KMP’s March 1, 2013 acquisition of net assets from us as if such acquisition had taken place on the effective dates of common control pursuant to generally accepted accounting principles. We refer to this transfer of net assets from us to KMP as the drop-down transaction, and we refer to the transferred assets as the drop-down asset group. We accounted for the drop-down transaction as a combination of entities under common control, and accordingly, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset group for all periods subsequent to the effective dates of common control; and

•
the reclassifications necessary to reflect the results of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations. We sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Development, L.P. (now known as Tallgrass Energy Partners, L.P.) effective November 1, 2012 for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In the first quarter of 2013, following final working capital and other liability account reconciliations, we recorded an incremental loss of $2 million related to our sale of the disposal group, and except for this loss amount, we recorded no other financial results from the operations of the disposal group during the first quarter of 2013. Furthermore, we have excluded the disposal group’s financial results from our Natural Gas Pipelines business segment disclosures for the three months ended March 31, 2012.

KMI Dividends

Our board of directors has adopted the dividend policy set forth in our shareholders’ agreement, which provides that, subject to applicable law, we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. The division of our dividends prior to December 26, 2012 among our classes of capital stock was in accordance with our charter. Our board of directors may declare dividends by a majority vote in accordance with our dividend policy pursuant to our bylaws. This policy reflects our judgment that our stockholders would be better served if we distributed to them a substantial portion of our cash. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions.

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2012	$0.37	January 16, 2013	January 31, 2013	February 15, 2013
March 31, 2013	$0.38	April 17, 2013	April 29, 2013	May 16, 2013
We expect to declare dividends of $1.57 per share for 2013, a 12% increase over our 2012 declared dividends. Growth in 2013 is expected to be driven by continued strong performance at KMP, along with contributions from EPB and the natural gas assets that KMI acquired in the EP transaction.

As presented in the following tables, during the three months ended March 31, 2013 and 2012, we generated cash available to pay dividends of $513 million (cash available per share of $0.49) and $303 million (cash available per share of $0.43), respectively.

On December 26, 2012, the remaining outstanding shares of our Class A, Class B, and Class C common stock were converted into Class P shares and as of December 31, 2012 only our Class P common stock was outstanding. Prior to the above common stock conversions, dividends on our Class A, Class B and Class C common stock (investor retained stock) generally

Kinder Morgan, Inc. Form 10-Q

were paid at the same time as dividends on our common stock and were based on the aggregate number of shares of common stock into which our investor retained stock was convertible on the record date for the applicable dividend. The portion of our dividends payable on the three classes of our investor retained stock varied among those classes, but the variations did not affect the dividends we paid on our common stock since the total number of shares of common stock into which our investor retained stock could convert in the aggregate was fixed on the closing of our initial public offering.

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

Kinder Morgan, Inc. Form 10-Q

Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2013	2012
KMP distributions to us
From ownership of general partner interest (a)	$412	$331
On KMP units owned by us (b)	36	26
On KMR shares owned by us (c)	20	17
Total KMP distributions to us	468	374

EPB distributions to us
From ownership of general partner interest (d)	49	—
On EPB units owned by us (e)	56	—
Total EPB distributions to us	105	—

Cash generated from KMP and EPB	573	374
General and administrative expenses and other (f)	(11)	(3)
Interest expense	(54)	(77)
Cash taxes	6	(2)
Cash available for distribution to us from KMP and EPB	514	292

Cash available from other assets
Cash generated from other assets (g)	111	11
EP debt assumed (h)	(87)	—
EP acquisition debt interest expense (i)	(25)	—
Cash available for distribution to us from other assets	(1)	11

Cash available to pay dividends	$513	$303

Diluted Weighted Average Number of Shares Outstanding	1,038	708

Cash Available Per Average Number of Shares Outstanding	$0.49	$0.43
Declared Dividend	$0.38	$0.32
______

(a)
Based on (i) KMP distributions of $1.30 and $1.20 per common unit declared for the three months ended March 31, 2013 and 2012, respectively, (ii) 381 million and 340 million aggregate common units, Class B units and i-units (collectively, KMP units) outstanding as of April 29, 2013 and April 30, 2012, respectively, and (iii) waived incentive distributions of $4 million and $6 million for the first quarter 2013 and 2012, respectively. In conjunction with KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk, we as general partner of KMP have agreed to waive receipt of a portion of our incentive distributions related to this investment from the first quarter of 2010 through the first quarter of 2013.

(b)	Based on 28 million and 22 million KMP units owned by us as of March 31, 2013 and 2012, respectively, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the three months ended March 31, 2013 and received as distributions for the three months ended March 31, 2012. We did not sell any KMR shares in the first three months of 2013 or 2012. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)	Based on (i) EPB distributions of $0.62 per common unit declared for the three months ended March 31, 2013 and (ii) 216 million common units outstanding as of April 30, 2013.

(e)	Based on 90 million EPB units owned by us as of March 31, 2013, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

(f)	Represents general and administrative expense, corporate sustaining capital expenditures, and other income and expense.

Kinder Morgan, Inc. Form 10-Q

(g)
Represents cash available from former El Paso Corporation (EP) assets that remain at KMI and our 20% interest in NGPL. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

(h)	Represents interest expense on debt assumed from the EP acquisition.

(i)	2013 amount represents interest associated with our remaining debt issued to finance the cash portion of the EP acquisition purchase price in May 2012.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended March 31,
	2013	2012
Income from continuing operations (a)	$658	$305
Income from discontinued operations (a) (b)	—	50
Depreciation, depletion and amortization (a) (c)	412	281
Amortization of excess cost of equity investments (a)	9	2
Earnings from equity investments (a) (d)	(101)	(87)
Distributions from equity investments	101	80
Distributions from equity investments in excess of cumulative earnings	37	48
KMP certain items (e)	(202)	4
KMI certain items (f)	(16)	10
Difference between cash and book taxes	280	89
Difference between cash and book interest expense for KMI	(25)	(36)
Sustaining capital expenditures (g)	(60)	(44)
KMP declared distribution on its limited partner units owned by the public (h)	(439)	(364)
EPB declared distribution on its limited partner units owned by the public (i)	(78)	—
Difference between equity investment distributable cash flow and distributions received (j)	50	12
Other (k)	(113)	(47)

Cash available to pay dividends	$513	$303
_______

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.

(b)	2012 amount primarily represents income from KMP’s FTC Natural Gas Pipeline disposal group, net of tax.

(c)	2012 amount includes $7 million associated with KMP’s FTC Natural Gas Pipeline disposal group.

(d)	2012 amount includes $22 million associated with KMP’s FTC Natural Gas Pipeline disposal group.

(e)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset acquisition and/or disposition expenses. 2013 amount includes $225 million pre-tax gain on the sale of Express. For more information, see Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report.

(f)	Primarily represents pre-tax (income) expense associated with the EP acquisition.

(g)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.

(h)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(i)	Declared distribution multiplied by EPB limited partner units outstanding on the applicable record date less units owned by us.

(j)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

(k)
Consists of items such as timing and other differences between earnings and cash, KMP’s and EPB’s cash flow in excess of their distributions, non-cash purchase accounting adjustments related to the EP acquisition and going private transaction primarily associated with non-cash amortization of debt fair value adjustments.

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

Kinder Morgan, Inc. Form 10-Q

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

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2012. Our goodwill impairment analysis performed on that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.
 Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.

Results of Operations

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.

Consolidated

	Three Months Ended March 31,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$896	$227	$669	295%
CO2–KMP	342	334	8	2%
Products Pipelines–KMP	185	174	11	6%
Terminals–KMP	186	186	—	—%
Kinder Morgan Canada–KMP	193	50	143	286%
Other	4	—	4	n/a
Segment earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(EBDA)(b)	1,806	971	835	86%
Depreciation, depletion and amortization expense	(412)	(274)	(138)	(50)%
Amortization of excess cost of equity investments	(9)	(2)	(7)	(350)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(140)	(129)	(11)	(9)%
Unallocable interest expense, net of interest income and other, net(d)	(409)	(182)	(227)	(125)%
Income from continuing operations before income taxes	845	393	452	115%
Unallocable income tax expense	(187)	(88)	(99)	(113)%
Income from continuing operations	658	305	353	116%
Loss from discontinued operations, net of tax(e)	(2)	(378)	376	99%
Net income (loss)	656	(73)	729	999%
Net (income) loss attributable to noncontrolling interests	(364)	94	(458)	(487)%
Net income attributable to Kinder Morgan, Inc.	$292	$21	$271	1,290%
________

Kinder Morgan, Inc. Form 10-Q

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes other than income taxes.  Segment earnings include KMP’s allocable income tax expense of $92 million and $8 million for the three months ended March 31, 2013 and 2012, respectively.

(b)
2013 and 2012 amounts include an increase in earnings of $125 million and a decrease in earnings of $6 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)
2013 and 2012 amounts include increases in expense of $8 million and $20 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to general and administrative expenses disclosed below in “- General and Administrative, Interest, and Noncontrolling Interests”.

(d)
2013 amount includes increase in expense of $7 million related to the combined effect from the 2013 certain items related to interest expense disclosed below in “-General and Administrative, Interest, and Noncontrolling Interests”.

(e)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. 2012 amount includes a $428 million non-cash loss from a remeasurement of net assets to fair value, net of tax, and $7 million of depreciation and amortization expense. The remaining 2012 amount ($57 million) represents KMP’s FTC Natural Gas Pipelines disposal group’s EBDA.

Net income attributable to Kinder Morgan, Inc.’s stockholders totaled $292 million for the first quarter of 2013 as compared to net income of $21 million in the first quarter of 2012.  Our total revenues for the comparative periods were $3,060 million and $1,857 million, respectively.

Our first quarter 2013 net income attributable to Kinder Morgan, Inc.’s stockholders compared to first quarter 2012 increased by $271 million primarily due to (i) incremental net income from assets acquired in our May 25, 2012 acquisition of El Paso and (ii) the fact that 2012 included a $146 million loss associated with our share of the $428 million after-tax loss on sale and remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value.

For the comparable first quarter periods of 2013 and 2012, total segment EBDA increased $835 million (86%) in 2013. However, this overall increase in earnings (i) included an increase of $131 million from the effect of the certain items referenced in footnote (b) to the table above (which combined to increase total segment EBDA by $125 million in the first quarter of 2013 and to decrease total segment EBDA by $6 million in the first quarter of 2012); and (ii) excluded a $57 million decrease in quarter-to-quarter EBDA from discontinued operations.

After adjusting for the effect of the certain items, the remaining $704 million (72%) increase in quarterly segment EBDA resulted from better performance in the first quarter of 2013 from our Natural Gas Pipelines (primarily due to the contributions from the EP operations, including EPB) and the Products Pipelines–KMP business segments. Combined EBDA from the CO2–KMP, Terminals–KMP, and Kinder Morgan Canada–KMP business segments were relatively flat across both comparable three-month periods.

Natural Gas Pipelines

	Three Months Ended March 31,
	2013	2012
	(In millions, except operating statistics)
Revenues	$1,756	$794
Operating expenses(a)	(928)	(608)
Earnings from equity investments(b)	72	43
Interest income and other, net	(3)	—
Income tax expense	(1)	(2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments from continuing operations	896	227
Discontinued operations(c)	(2)	(371)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments including discontinued operations	$894	$(144)

Natural gas transportation volumes (Bcf)(d)	2,520.7	2,427.3
Natural gas sales volumes (Bcf)(d)	212.1	212.8

Kinder Morgan, Inc. Form 10-Q

_______

(a)	2013 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities.

(b)	2013 amount includes a $1 million decrease in earnings from incremental severance expenses.

(c)
Represents EBDA attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents a $2 million loss from the sale of net assets. 2012 amount includes a $428 million non-cash loss from the remeasurement of net assets to fair value, and also includes revenues of $71 million.

(d)
Includes pipeline volumes for TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, Tennessee Gas Pipeline L.L.C., El Paso Natural Gas Pipeline Company, L.L.C., the Texas intrastate natural gas pipeline group, El Paso Pipeline Partners, L.P., Florida Gas Transmission Company, and Ruby Pipeline L.L.C. Volumes for acquired pipelines are included for all periods.

Combined, the certain items described in the footnotes to the table above increased our Natural Gas Pipelines business segment’s EBDA (including discontinued operations) by $424 million in the first quarter of 2013 when compared to the year earlier first quarter. Following is information related to the increases and decreases, in the comparable three month periods of 2013 and 2012 and including discontinued operations, in the segment’s (i) remaining $614 million (216%) increase in EBDA; and (ii) $891 million (103%) increase in operating revenues:

Three months ended March 31, 2013 versus Three months ended March 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
El Paso Pipeline Partners	$314	n/a	$386	n/a
Tennessee Gas Pipeline	221	n/a	266	n/a
El Paso Natural Gas Pipeline	98	n/a	130	n/a
El Paso Assets(a)	24	n/a	—	n/a
El Paso Midstream asset operations	21	n/a	40	n/a
Eagle Ford Gathering(b)	8	490%	n/a	n/a
Kinder Morgan Treating operations	(5)	(28)%	(2)	(6)%
Texas Intrastate Natural Gas Pipeline Group	(4)	(4)%	144	21%
NGPL Holdco LLC(b)	(3)	(60)%	n/a	n/a
All others (including eliminations)	(3)	(3)%	(2)	(3)%
Total Natural Gas Pipelines-continuing operations	671	296%	962	121%
Discontinued operations(c)	(57)	(100)%	(71)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$614	216%	$891	103%
_______
n/a – not applicable

(a)	Represents EBDA and revenues from those EP subsidiaries not included in KMP or EPB, and including equity-method investments.

(b)
Equity investment.  We record earnings under the equity method of accounting, but we receive distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(c)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The increases (primarily incremental earnings from the EP acquisition effective in May 25, 2012) and decreases in our Natural Gas Pipelines business segment’s EBDA from continuing operations in the first quarter of 2013 compared to the first quarter of 2012 were attributable to the following, :

▪	incremental earnings of $314 million from the El Paso Pipeline Partners;

▪	incremental earnings of $221 million from the Tennessee Gas Pipeline;

▪	incremental earnings of $98 million from the El Paso Natural Gas Pipeline;

▪	incremental earnings of $24 million from the El Paso assets;

▪	incremental earnings of $21 million from the El Paso Midstream assets;

Kinder Morgan, Inc. Form 10-Q

▪	incremental equity earnings of $8 million (490%) from KMP’s 50%-owned Eagle Ford Gathering LLC, due mainly to higher gathering volumes from the Eagle Ford natural gas shale formation in South Texas;

▪
a $5 million (28%) decrease from the Kinder Morgan natural gas treating operations, primarily due to lower margins from treating equipment manufacturing, and partly due to lower amine treating revenues; and

▪
a $4 million (4%) decrease from the Texas intrastate natural gas pipeline group. The decrease was primarily due to lower storage margins, and partly due to lower margins on natural gas processing activities. The decrease from storage activities was due mainly to timing differences on storage settlements, and the drop in processing margins was driven by lower natural gas liquids prices. The overall decrease in KMP’s intrastate group’s earnings was partially offset by higher margins on natural gas sales, due to higher average natural gas sales prices relative to the first quarter of 2012 , and higher natural gas delivery volumes to Mexico.

The quarter-to-quarter decrease in EBDA from discontinued operations was due to the sale of KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass effective November 1, 2012. For further information about this sale, see Note 1 “General-Basis of Presentation-FTC Natural Gas Pipelines Disposal Group - Discontinued Operations” to our consolidated financial statements included elsewhere in this report.
The overall changes in both segment revenues and segment operating expenses (from continuing operations and which include natural gas costs of sales) in the comparable three month periods of 2013 and 2012 primarily relate to the natural gas purchase and sale activities of the Texas intrastate natural gas pipeline group, with the variances from period-to-period in both revenues and operating expenses mainly due to corresponding changes in the intrastate group’s average prices and volumes for natural gas purchased and sold. KMP’s intrastate group both purchases and sells significant volumes of natural gas, which is often stored and/or transported on its pipelines, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases and decreases in its gas sales revenues are largely offset by corresponding increases and decreases in its natural gas purchase costs. It realizes earnings by capturing the favorable differences between the changes in its gas sales prices, purchase prices and transportation costs, including fuel. For the comparable first quarter periods of 2013 and 2012, the Texas intrastate natural gas pipeline group accounted for 47% and 86%, respectively, of the segment’s revenues, and 79% and 96%, respectively, of the segment’s operating expenses.

Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended March 31,
	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$429	$417
Operating expenses	(92)	(87)
Earnings from equity investments	6	6
Income tax expense	(1)	(2)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$342	$334
Southwest Colorado carbon dioxide production (gross)(Bcf/d)(b)	1.2	1.2
Southwest Colorado carbon dioxide production (net)(Bcf/d)(b)	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	30.7	26.9
SACROC oil production (net)(MBbl/d)(d)	25.6	22.4
Yates oil production (gross)(MBbl/d)(c)	20.5	21.2
Yates oil production (net)(MBbl/d)(d)	9.1	9.4
Katz oil production (gross)(MBbl/d)(c)	2.1	1.5
Katz oil production (net)(MBbl/d)(d)	1.7	1.3
Natural gas liquids sales volumes (net)(MBbl/d)(d)	10.3	9.0
Realized weighted-average oil price per Bbl(e)	$86.85	$90.63
Realized weighted-average natural gas liquids price per Bbl(f)	$46.48	$61.36
________

(a)	2013 and 2012 amounts include unrealized gains of $2 million and unrealized losses of $3 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.

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

The certain items related to unrealized gains and losses on derivative contracts described in footnote (a) to the table above accounted for a $5 million increase in both segment EBDA and revenues in the first quarter of 2013, when compared to the first quarter of 2012. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2013 and 2012, in the segment’s remaining (i) $3 million (1%) increase in EBDA; and (ii) $7 million (2%) increase in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended March 31, 2013 versus Three months ended March 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$5	6%	$4	5%
Oil and Gas Producing Activities	(2)	(1)%	5	1%
Intrasegment eliminations	—	—%	(2)	(16)%
Total CO2–KMP	$3	1%	$7	2%

The increase in EBDA from the segment’s sales and transportation activities was driven by (i) higher reimbursable project revenues, largely related to the completion of prior expansion projects on the Central Basin pipeline system; (ii) higher third party storage revenues at the Yates field unit; and (iii) higher carbon dioxide sales revenues, due to a 1% increase in total carbon dioxide sales volumes.
Earnings for the comparable three month periods of 2013 and 2012 from the segment’s oil and gas producing activities decreased slightly (1%) in the first quarter of 2013, versus the same quarter a year ago. The $5 million (1%) increase in operating revenues was offset by a $7 million (8%) increase in combined operating expenses, driven by an almost $5 million increase in well workover expenses. The increase in workover expenses was due to both increased drilling activity, relative to the first quarter of 2012, and higher prices charged by the industry’s material and service providers, which impacted rig costs. The overall $5 million (1%) quarter-to-quarter increase in oil and gas related revenues included an $11 million (4%) increase in crude oil sales revenues (due to a 9% increase in sales volumes), partially offset by a $7 million (14%) decrease in plant product sales revenues (reflecting a 24% drop in KMP’s realized weighted average price per barrel of natural gas liquids).
Products Pipelines–KMP

	Three Months Ended March 31,
	2013	2012
	(In millions, except operating statistics)
Revenues	$454	$223
Operating expenses(a)	(281)	(57)
Other expense(b)	—	(2)
Earnings from equity investments	12	9
Interest income and Other, net	—	2
Income tax expense	—	(1)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$185	$174
Gasoline (MMBbl)(c)	97.8	95.1
Diesel fuel (MMBbl)	32.8	33.6
Jet fuel (MMBbl)	27.2	26.9
Total refined product volumes (MMBbl)(d)	157.8	155.6
Natural gas liquids (MMBbl)(e)	9.8	7.4
Condensate (MMBbl)(f)	2.0	—
Total delivery volumes (MMBbl)	169.6	163.0
Ethanol (MMBbl)(g)	8.7	7.3
________

(a)	2013 amount includes a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal environmental matter.

(b)	2012 amount represents $2 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private

Kinder Morgan, Inc. Form 10-Q

transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, and Central Florida pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Crude Oil & Condensate pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

The certain item described in footnotes (a) and (b) to the table above accounted for a $13 million decrease in segment EBDA in the first quarter of 2013, when compared to the same quarter of 2012. Following is information related to the increases and decreases, in the comparable three month periods of both years, in the segment’s (i) remaining $24 million (14%) increase in EBDA; and (ii) $231 million (104%) increase in operating revenues:

Three months ended March 31, 2013 versus Three months ended March 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Cochin Pipeline	$14	93%	$13	67%
Transmix operations	6	76%	212	n/a
Crude & Condensate Pipeline	3	197%	5	n/a
Plantation Pipeline	2	14%	—	—%
All others (including eliminations)	(1)	(1)%	1	—%
Total Products Pipelines-KMP	$24	14%	$231	104%

The primary increases and decreases in the Products Pipelines–KMP business segment’s EBDA in the comparable three month periods of 2013 and 2012 included the following:

▪
a $14 million (93%) increase from the Cochin Pipeline. The increase was largely revenue related, reflecting a 103% increase in pipeline throughput volumes, driven by incremental ethane/propane volumes as a result of pipeline modification projects completed in June 2012;

▪
a $6 million (76%) increase from the transmix processing operations. The increase was driven by higher margins on processing volumes, due mainly to favorable pricing, and by incremental earnings from third-party sales of excess renewable identification numbers (RINS), generated through the ethanol blending operations. The quarter-to-quarter increase in revenues was due mainly to the expiration of certain transmix fee-based processing agreements in March 2012. Due to the expiration of these contracts, KMP now directly purchases incremental transmix volumes and sells incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
incremental earnings of $3 million from the Kinder Morgan Crude Oil & Condensate Pipeline, which began transporting crude oil and condensate volumes from the Eagle Ford shale gas formation in South Texas to multiple terminaling facilities along the Texas Gulf Coast in October 2012; and

▪
a $2 million (14%) increase from KMP’s approximate 51% interest in the Plantation pipeline system-due largely to higher transportation revenues driven by both a 10% increase in system delivery volumes and higher average tariff rates since the end of the first quarter of 2012.

Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended March 31,
	2013	2012
	(In millions, except operating statistics)
Revenues	$337	$341
Operating expenses(a)	(157)	(160)
Other expense(b)	—	(1)
Earnings from equity investments	7	6
Interest income and Other, net	1	—
Income tax expense	(2)	—
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$186	$186
Bulk transload tonnage (MMtons)(c)	22.2	25.0
Ethanol (MMBbl)	15.2	17.9
Liquids leasable capacity (MMBbl)	60.7	59.8
Liquids utilization %(d)	95.4%	95.7%
______

(a)	2013 amount includes a $1 million increase in expense related to hurricane clean-up and repair activities at the New York Harbor and Mid-Atlantic terminals.

(b)
2012 amount represents $1 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(d)	The ratio of KMP’s actual leased capacity to its estimated potential capacity.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities.  Including the certain items described in footnotes (a) and (b) to the table above, which offset each other and have no effect on segment EBDA in the first quarter of 2013 compared to the first quarter of 2012, EBDA from this business segment were flat across both comparable first quarter periods of 2013 and 2012.

Following is information related to the increases and decreases, in the comparable three month periods of both years, in the segment’s (i) EBDA (with no net overall change); and (ii) $4 million (1%) decrease in operating revenues:

Three months ended March 31, 2013 versus Three months ended March 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
West	$3	23%	$4	15%
Northeast	2	8%	—	—%
Gulf Bulk	(3)	(18)%	(6)	(16)%
Ethanol	(2)	(27)%	(2)	(20)%
Total Terminals–KMP	$—	—%	$(4)	(1)%

The overall increases in EBDA from the Terminals–KMP segment was driven by higher contributions from West region terminals, due primarily to (i) incremental volumes from customer agreements at the Kinder Morgan Vancouver Wharves bulk marine terminal, (ii) higher capitalized overhead expenses due to ongoing terminal expansion projects; (iii) higher petroleum throughputs at the North 40 Edmonton, Canada facility, and (iv) higher soda ash volumes at the Portland, Oregon bulk terminal.
The increase in earnings from the Northeast terminal operations was driven by additional and restructured customer contracts at higher rates, and by an overall increase in chemical volumes. For all terminals combined, KMP also benefited from

Kinder Morgan, Inc. Form 10-Q

a 12% increase in export coal volumes, although it continued to experience weakness in domestic coal volumes and it experienced lower business activity at various terminal sites primarily involved in the handling and storage of steel and alloy products, when compared to the first quarter of 2012.
EBDA from both the Gulf Bulk and Ethanol handling terminals decreased in the first quarter of 2013 compared to the first quarter of 2012. The decrease from the Gulf Bulk facilities was driven by lower volumes from petroleum coke handling operations, due in large part to refinery and coker shutdowns as a result of turnarounds taken in the first quarter of 2013. The decrease in revenues and handling volumes from the combined Ethanol terminals was primarily due to the conversion to crude and vegetable oil at two terminals that handled ethanol, along with a decline in volumes at KMP’s coastal facilities attributable to increased import barrels. For all terminals included in the Terminals–KMP business segment, total ethanol handling volumes dropped 15% in the first quarter of 2013 compared to the first quarter of 2012.
Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2013	2012
	(In millions, except operating statistics)
Revenues	$72	$73
Operating expenses	(25)	(24)
Earnings from equity investments	4	1
Interest income and Other, net(a)	230	3
Income tax expense(b)	(88)	(3)
Earnings before depreciation, depletion and amortization expense and amortization of excess cost of equity investments	$193	$50
Transport volumes (MMBbl)(c)	26.7	24.9
________

(a)	2013 amount includes a $225 million gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)	2013 amount includes an $84 million increase in expense related to the gain associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express crude oil pipeline system. The certain items relating to KMP’s sale of Express described in the footnotes to the table above increased segment EBDA by $141 million in the first quarter of 2013, when compared to the same quarter last year. For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2013 and 2012, related to the segment’s (i) remaining $2 million (4%) increases in EBDA; and (ii) $1 million (1%) decrease in operating revenues:

Three months ended March 31, 2013 versus Three months ended March 31, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$1	1%	$(1)	(1)%
Express Pipeline(a)	1	34%	n/a	n/a
Total Kinder Morgan Canada–KMP	$2	4%	$(1)	(2)%
_______

(a)	Equity investment. KMP records earnings under the equity method of accounting.

EBDA from the Kinder Morgan Canada–KMP business segment were essentially unchanged across both comparable first quarter periods of 2013 and 2012. The quarter-to-quarter increase in Trans Mountain’s EBDA was mainly due to both higher non-operating income, related to incremental management incentive fees earned from its operation of the Express pipeline

Kinder Morgan, Inc. Form 10-Q

system , and to increased deliveries into Washington state on the Puget sound pipeline system. The increase in earnings from KMP’s equity investment in the Express pipeline system was primarily due to volumes moving at higher transportation rates on the Express portion of the system (on both Canadian and U.S delivery volumes).

Other

Our other segment activities include those operations that were acquired from EP on May 25, 2012 and are primarily related to several physical natural gas contracts with power plants associated with EP’s legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028. There were incremental earnings of $4 million from this segment for the first quarter of 2013.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended March 31,
	2013	2012	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(14)	$22	$(36)	(164)%
KMP general and administrative expense(c)	134	107	27	25%
EPB general and administrative expense(d)	20	—	20	n/a
Consolidated general and administrative expense	$140	$129	$11	9%

KMI interest expense, net of unallocable interest income(e)	$132	$43	$89	207%
KMP interest expense, net of unallocable interest income(f)	202	139	63	45%
EPB interest expense, net of unallocable interest income(d)	75	—	75	n/a
Unallocable interest expense net of interest income and other, net	$409	$182	$227	125%

KMR noncontrolling interests	$60	$(22)	$82	373%
KMP noncontrolling interests(g)	227	(72)	299	415%
EPB noncontrolling interests(d)	77	—	77	n/a
Net income (loss) attributable to noncontrolling interests	$364	$(94)	$458	487%
________

(a)
2013 amount includes decreases in expense of (i) $15 million related to post-merger pension credit, (ii) $6 million elimination of intercompany rent expense included in KMP and EPB general and administrative expenses, (iii) $5 million for an overaccrual related to The Oil Insurance Limited exit premium and (iv) $3 million related to grantor trust credit; partially offset by increases in expense of (i) $2 million related to rent expense on unoccupied space and (ii) $1 million related to the EP acquisition. 2012 amount includes $10 million of expense related to the EP acquisition.

(b)
For both the three months ended March 31, 2013 and 2012, the NGPL Holdco LLC fixed fee revenues of $9 million have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(c)
2013 amount includes (i) a $9 million increase in expense attributable to KMP’s drop-down asset group for periods prior to the acquisition date of March 1, 2013; (ii) a $4 million increase in expense associated with unallocated legal expenses and certain asset and business acquisition costs; and (iii) a $1 million increase in severance expense allocated to KMP from us (associated with both the asset drop-down group and assets KMP acquired from us in August 2012); however, KMP does not have any obligation, nor did it pay any amounts related to this expense. 2012 amount includes a $1 million increase in unallocated severance expense associated with certain Terminal operations.

(d)	Includes expenses and transactions for the periods after the May 25, 2012 EP acquisition date.

(e)	2013 amount includes (i) $3 million of amortization of capitalized financing fees which were associated with the EP acquisition and (ii) $4 million of interest on margin for marketing contracts.

(f)	2013 amount includes a $15 million increase in interest expense attributable to KMP’s drop-down asset group for periods prior to the acquisition date of March 1, 2013.

(g)
2013 and 2012 amounts include an increase of $2 million and a decrease of $4 million, respectively, in net income attributable to KMP’s noncontrolling interests, related to the combined effect from all of the 2013 and 2012 certain items previously disclosed in the footnotes to the tables included above in “-Results of Operations.”

Kinder Morgan, Inc. Form 10-Q

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income (loss) attributable to noncontrolling interests. Our general and administrative expenses include such items as unallocated salaries and employee-related expenses, employee benefits, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services-including accounting, information technology, human resources and legal services. These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason and because we manage our business based on our reportable business segments and not on the basis of our ownership structure, we do not specifically allocate our general and administrative expenses to our business segments. As discussed previously, we use segment EBDA internally as a measure of profit and loss used for evaluating segment performance, and each of our segment’s EBDA includes all costs directly incurred by that segment.

Combined, the certain items described in footnotes (a) and (b) to the table above decreased KMI’s general and administrative expenses by $36 million in the first quarter of 2013, when compared with the same prior year period. Excluding the certain items discussed above, KMI’s general and administrative expenses for the first quarter of 2013 when compared to the first quarter of 2012 were flat.

For the three months ended March 31, 2013, the certain items described in footnote (c) to the table above accounted for a $13 million increase in KMP’s general and administrative expenses, when compared to the same periods a year ago. The remaining $14 million (13%) quarter-to-quarter increases in expenses was driven by the acquisition of additional business, associated primarily with acquisition of the Tennessee Gas Pipeline from us effective August 1, 2012, and partly associated with the acquisition of the drop-down asset group from us effective March 1, 2013.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Combined, the certain items described in footnote (e)
to the table above increased KMI’s interest expense by $7 million in the first quarter of 2013, when compared with the same prior year period. Our remaining interest expense, net of interest income, increased $82 million (191%) in the first quarter of 2013 when compared with the same prior year period.

The increase in KMI’s interest expense in the first quarter of 2013 compared with the same prior year period was primarily due to interest expense incurred in the first quarter of 2013 from (i) EP acquisition debt and (ii) debt assumed in the EP acquisition, see Notes 2 and 3 “Acquisitions” and “ Debt” respectively, to our consolidated financial statements included elsewhere in this report.

After taking into effect the certain item described in footnote (f) to the table above, KMP’s net interest expense increased by $48 million (35%) in the first quarter of 2013, when compared with the first quarter of 2012. The increase was driven by a 31% increase in KMP’s average debt balance for the first three months of 2013, versus the same year earlier period. KMP’s higher average borrowings was largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transaction), and joint venture contributions it has made since the end of the first quarter of 2012. KMP also realized an 8% increase in the weighted average interest rate on all of its borrowings in the first three months of 2013, when compared to the first quarter last year. Including both short-term and long-term borrowing amounts, the average interest rate increased from 4.23% for the first quarter of 2012 to 4.57% for the first quarter of 2013.

As of March 31, 2013, approximately 42% of KMI’s and 35% of KMP’s debt balances (excluding the debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

Net income (loss) attributable to noncontrolling interests, which represents the allocation of our consolidated net income (or loss) attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, increased $458 million (487%) for the first quarter of 2013 as compared with the same prior year period.  The increase was primarily due to our noncontrolling interest’s portion of (i) KMP’s $141 million after-tax gain on the sale of its investments in the Express pipeline system, (ii) the additional income from EP assets acquired by KMP from us and (iii) the fact that the first quarter of 2012 included a $428 million, net of tax non-cash loss from a remeasurement of KMP’s FTC Natural Gas Pipeline disposal group net assets to fair value.

Kinder Morgan, Inc. Form 10-Q

Income Taxes

Our total tax expense from continuing operations for the three month periods ended March 31, 2013 and 2012 was $279 million and $96 million, respectively.  The $183 million increase in tax expense was primarily due to (i) higher 2013 income attributable to KMI primarily as a result of our investments in KMP and EPB; and (ii) tax expense as a result of KMP’s 2013 sale of its one-third interest in the Express-Platte pipeline. These increases to tax expense are partially offset by (i) dividend-received deductions from our 50% investment in Florida Gas Pipeline (Citrus); (ii) changes in nondeductible goodwill related to our investment in KMP as a result of its 2012 impairment of assets in its FTC Natural Gas Pipelines disposal group; and (iii) the tax impact in 2013 of a decrease in the deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets.

Financial Condition

General

As of March 31, 2013, we had a combined $1,106 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $392 million (55%) from December 31, 2012.  As of March 31, 2013, KMI had approximately $399 million of borrowing capacity available under its $1.75 billion senior secured revolving credit facility, KMP had approximately $1.4 billion of borrowing capacity available under its $2.2 billion senior unsecured revolving credit facility and EPB (through its wholly-owned subsidiary, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC)) had approximately $990 million of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility (see below in “—Short-term Liquidity”).  We believe our cash position and our remaining borrowing capacity are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

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

On February 27, 2013, Moody’s modified its rating on our senior secured debt ratings from a negative to a stable outlook.

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively. KMP’s short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at Standard & Poor’s Ratings Services, Moody’s Investors Service, Inc. and Fitch, Inc., respectively. KMP’s credit ratings affect its ability to access the commercial paper market and the public and private debt markets, as well as the terms and pricing of its debt. Based on these credit ratings, KMP expects that its short-term liquidity needs will be met

Kinder Morgan, Inc. Form 10-Q

primarily through borrowings under its commercial paper program. Nevertheless, KMP’s ability to satisfy its financing requirements or fund its planned capital expenditures will depend upon its future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond KMP’s control. Currently, EPB’s long-term corporate debt rating is BBB- (stable), Ba1 (positive), and BBB- (stable), at S&P, Moody’s and Fitch, Inc., respectively.

Short-term Liquidity

As of March 31, 2013, our principal sources of short-term liquidity were (i) KMI’s $1.75 billion senior secured revolving credit facility; (ii) KMP’s $2.2 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures on July 1, 2016; (iii) KMP’s $2.2 billion short-term commercial paper program (which is supported by its credit facility, with the amount available for borrowing under its credit facility being reduced by its outstanding commercial paper borrowings and letters of credit); (iv) EPB’s $1.0 billion senior unsecured revolving credit facility; and (v) cash from operations.  The facilities can be used for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its short-term commercial paper program.  In addition, KMP’s $2.2 billion long-term senior unsecured revolving credit facility can be amended to allow for borrowings of up to $2.5 billion and EPB’s credit facility is expandable to $1.5 billion for certain expansion projects and acquisitions.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $767 million and $560 million in the first three months of 2013 and 2012, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

Subsequent Event

On May 1, 2013, KMP entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) among KMP, as Borrower; Kinder Morgan Operating L.P. “B”, as the Subsidiary Borrower; a diverse syndicate of banks; and Wells Fargo Bank, National Association, as Administrative Agent. The Credit Agreement provides for a $2.7 billion unsecured revolving credit facility, which will expire on May 1, 2018, and replaces KMP’s $2.2 billion unsecured revolving credit facility that was scheduled to mature on July 1, 2016. The Credit Agreement includes financial covenants and events of default that are common in such agreements and are substantially unchanged as compared to those under KMP’s previous credit facility. The credit facility can be used as a backup for KMP’s short-term commercial paper program and for general partnership purposes.

The following represents our primary revolving credit facilities that were available to KMI and its subsidiaries (KMP and EPB), debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit; and (ii) outstanding borrowings under KMI and EPB’s credit facilities, and KMP’s commercial paper program (supported by its credit facility).

	March 31, 2013
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due December 2014	$1,274	$399
KMP
$2.2 billion, five-year unsecured revolver, due July 2016	$595	$1,395
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$990
_______

Our combined balance of short-term debt as of March 31, 2013 was $2,876 million, primarily consisting of (i) $1,869 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.2 billion commercial paper program; and (ii) $500 million in principal amount of KMP’s 5.0% senior notes that mature on December 15, 2013. KMP’s outstanding short-term debt will be refinanced by the combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings.  KMI intends to refinance its short-term debt through additional

Kinder Morgan, Inc. Form 10-Q

credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales.

We had working capital deficits of $1,896 million and $1,535 million as of March 31, 2013 and December 31, 2012, respectively.  The overall $361 million (24%) unfavorable change from year-end 2012 was primarily due to an increase in our current maturities of long-term debt and the sale of the Express System and BBPP Holdings Ltda which were included at December 31, 2012 within “Assets held for sale” in our consolidated balance sheet included elsewhere in this report.

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

Long-term Financing

As of March 31, 2013 and December 31, 2012, the balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $30,072 million and $30,154 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

We have used proceeds from the recent drop-down transactions to pay down our EP acquisition debt. Proceeds from the March 2013 drop-down transaction were used to pay down $947 million of the EP acquisition debt in the first quarter of 2013 and we anticipate that we will continue to reduce this debt balance with proceeds from future drop-down transactions.

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

KMI and some of its direct and indirect subsidiaries (referred to as the Combined Other Guarantor Subsidiaries), guarantee the payment of certain of El Paso LLC’s (formerly known as El Paso Corporation) outstanding debt. As of the successor date of August 13, 2012, each series of El Paso LLC outstanding notes totaling approximately $4.1 billion in aggregate principal amount is guaranteed on a senior unsecured basis by KMI and the Combined Other Guarantor Subsidiaries. See Note 15 “Guarantee of Securities of Subsidiaries” to our consolidated financial statements included elsewhere in this report.

For additional information about our debt-related transactions in the first three months of 2013, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2012 Form 10-K.

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset. Generally, we fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash

Kinder Morgan, Inc. Form 10-Q

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

Our capital expenditures for the three months ended March 31, 2013, and the amount we forecast to spend for 2013 to sustain and grow our business are as follows:

	Three Months Ended March 31, 2013	Remaining 2013	Full Year 2013
Sustaining capital expenditures (a)(b)
KMP	$48	$291	$339
EPB	5	35	40
KMI	7	56	63
Total sustaining capital expenditures	$60	$382	$442
Discretionary capital expenditures (c)	$545	$2,423	$2,968
 _______

(a)	We and our subsidiaries (including KMP and EPB) generally fund our sustaining capital expenditures with cash flows from operations.

(b)
Three months ended March 31, 2013, Remaining 2013, and Full Year 2013 include $7 million, $59 million, and $66 million for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures, respectively.

(c)
Other than sustaining capital expenditures, all other capital expenditures are classified as discretionary. Generally, KMP’s and EPB’s discretionary capital expenditures are initially funded through borrowings under the respective revolving credit facilities of KMP and EPB, or for KMP its commercial paper program, until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31, 2013
	2013	2012	increase/(decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$767	$560	$207
Investing activities	(116)	(365)	249
Financing activities	(253)	(119)	(134)

Effect of exchange rate changes on cash	(6)	7	(13)

Net increase in cash and cash equivalents	$392	$83	$309

Operating Activities

The net increase of $207 (37%) million in cash provided by operating activities in the three months ended March 31, 2013 compared to the respective 2012 period was primarily attributable to:

Kinder Morgan, Inc. Form 10-Q

▪
a $380 million increase in cash from overall higher net income after adjusting our quarter-to-quarter $729 million increase in net income for non-cash items primarily consisting of lower losses from both the sale and the remeasurement of our FTC Natural Gas Pipelines disposal group’s net assets to fair value; the first quarter 2013 gain on the sale of our investments in Express Pipeline System; depreciation, depletion and amortization; and deferred income taxes; and

▪
a $152 million decrease associated with net changes in working capital items and non-current assets and liabilities, and other non-cash income and expense items. The decrease was primarily driven by a $180 million net decrease in cash due to unfavorable changes in the collection and payment of trade and related party receivables and payables, including cash book overdrafts.

Kinder Morgan, Inc. Form 10-Q

Investing Activities

The $249 million net increase in cash provided by investing activities in the quarter ended March 31, 2013 compared to the respective 2012 period was primarily attributable to:

▪
a combined $491 million increase from the proceeds received in the first quarter of 2013 from both the KMP’s sale of the investments in the Express pipeline system (as discussed in Note 2 “Acquisitions and Divestiture—Express Pipeline System” to our consolidated financial statements included elsewhere in this report) and our sale of BBPP Holdings Ltda; and

▪	a $244 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures.”

Financing Activities

The net decrease of $134 million in cash provided by financing activities in the quarter ended March 31, 2013 compared to the respective 2012 period was primarily attributable to:

▪
a $107 million net decrease in cash from overall debt financing activities primarily due to (i) a $947 million decrease due to repayments made on the acquisition debt primarily funded by the cash portion of the March 2013 EPNG and Midstream drop-down transaction (discussed in Note 2 “Acquisitions and Divestitures—Drop-Down of EP Assets to KMP” and Note 3 “Debt—KMI,” to our consolidated financial statements included elsewhere in this report); and (ii) an $841 million net increase in our and our subsidiaries other debt repayments and debt issuances, as summarized below.

	KMI	KMP	EPB	Total
Debt issuances	$268	$279	$—	$547
Debt repayments	(56)	351	(1)	294
Net cash increase (decrease)	$212	$630	$(1)	$841
Additional information regarding our and our subsidiaries debt activities is discussed in Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.

▪	a $164 million decrease in cash due to higher dividend payments;

▪
a $124 million decrease in cash associated with distributions to non-controlling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB. Further information regarding KMP and EPB’s distributions are included in Note 4 “Stockholders’ Equity—Noncontrolling Interests-Distributions” in our consolidated financial statements included elsewhere in this report;

▪	an $80 million decrease in cash due to the warrant repurchases in the first quarter of 2013; and

▪
a $341 million increase in contributions provided by non-controlling interests, primarily reflecting (i) the $385 million of proceeds KMP received, after commissions and underwriting expenses, from the sales of additional KMP common units in the first quarter of 2013 (discussed in Note 4 “Stockholders’ Equity —Noncontrolling Interests-Contributions” to our consolidated financial statements included elsewhere in this report), versus the $124 million it received from the sales of additional KMP common units in the comparable 2012 period, (ii) the $59 million of contributions KMP received from its Battleground Oil Specialty Terminal Company LLC (BOSTCO) partners in the first quarter of 2013; and (iii) the $21 million of proceeds EPB received from the issuance of its common units in the first quarter of 2013.

KMP

At March 31, 2013, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 43 million limited partner units of KMP. These units, which consist of 23 million common units, 5 million Class B units and 15 million i-units, represent approximately 11.2% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at March 31, 2013, our limited partner and general partner interests represented approximately 13% of KMP’s total equity interests and represented an approximate 50% economic

Kinder Morgan, Inc. Form 10-Q

interest in KMP. This difference results from the existence of incentive distribution rights held by Kinder Morgan G.P., Inc., the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter in accordance with their respective percentage interests. Our 2012 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between Kinder Morgan G.P., Inc., as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

For further information about the partnership distributions KMP paid in the first quarter of 2013 (for the fourth quarterly period of 2012), see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions” to our consolidated financial statements included elsewhere in this report.

On April 17, 2013, KMP declared a cash distribution of $1.30 per unit for the first quarter of 2013 (an annualized rate of $5.20 per unit). This distribution is 8% higher than the $1.20 per unit distribution KMP made for the first quarter of 2012.

Currently, KMP expects to declare cash distributions of $5.28 per unit for 2013, an 6% increase over its cash distributions of $4.98 per unit for 2012. Furthermore, KMP expects its acquisition of Copano to be accretive to cash available for distribution to its unitholders upon closing. Kinder Morgan G.P., Inc., as general partner of KMP, has agreed to forego a portion of its incremental incentive distributions in 2013 in an amount dependent on the time of closing. Additionally, Kinder Morgan G.P., Inc. intends to forgo incentive distribution amounts of $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from this level. KMP expects the Copano acquisition to be modestly accretive to it in 2013, given the partial year, and about $0.10 per unit accretive for at least the next five years beginning in 2014.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes. KMP’s 2013 budget assumes an average West Texas Intermediate (WTI) crude oil price of approximately $91.68 per barrel (with some minor adjustments for timing, quality and location differences) in 2013, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2013 budget), KMP currently expects the average price of WTI crude oil will be approximately $93.89 per barrel in 2013. For 2013, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million (or approximately 0.1% of KMP’s combined business segments’ anticipated earnings before depreciation, depletion and amortization expenses). This sensitivity to the average WTI price is very similar to what KMP experienced in 2012.

EPB

As of March 31, 2013, we owned approximately 90 million limited partner units of EPB, representing approximately 41% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.
EPB’s partnership agreement requires that it distribute 100 percent of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning EPB’s partnership distribution.
On April 17, 2013, EPB declared a cash distribution of $0.62 per unit for the first quarter of 2013 (an annualized rate of $2.48 per unit). EPB expects to declare cash distributions of $2.55 per unit for 2013.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2012 in our 2012 Form 10-K.

Kinder Morgan, Inc. Form 10-Q

Recent Accounting Pronouncements

Please refer to Note 13, “Recent Accounting Pronouncements” to our consolidated financial statements included elsewhere in this report for information concerning recent accounting pronouncements.

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, statements, express or implied, concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.
See Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements” of our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to update any forward-looking statements to reflect future events or developments after the date of this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2012, in Item 7A of our 2012 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures.

As of March 31, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Warrants

Period	Total number of warrants repurchased(a)	Average price of warrants repurchased	Total number of warrants purchased as part of publicly announces plans(a)	Maximum number (or approximate dollar value) of warrants that may yet be purchased under the plans for programs
January 1 to January 31, 2013	—	$—	65,611,464	$93,311,980
February 1 to February 28, 2013	—	$—	65,611,464	$93,311,980
March 1 to March 31, 2013	16,969,361	$4.72	82,580,825	$12,884,961
Total	16,969,361	$4.72	82,580,825	$12,884,961
_______

(a)
On May 23, 2012, we announced that our board of directors has approved a warrant repurchase program, authoring us to repurchase in the aggregate up to $250 million of warrants. All purchase during the above periods were made pursuant to this publicly announced repurchase plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Kinder Morgan, Inc. Form 10-Q

Item 6.  Exhibits.

4.1 *	—
Certain instruments with respect to the long-term debt of Kinder Morgan, Inc. and its consolidated subsidiaries that relate to debt that does not exceed 10% of the total assets of Kinder Morgan, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec.229.601. Kinder Morgan, Inc. hereby agrees to furnish supplemental to the Securities and Exchange Commission a copy of each such instrument upon request (filed as Exhibit 4.1 to Kinder Morgan Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-35081)).

31.1	—	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	—	Mine Safety Disclosures.
101	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	May 3, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)