Form 10-Q
period 2013-06-30
KINDER MORGAN, INC.
filed 2013-08-05
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of July 26, 2013, the registrant had 1,035,846,097 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. and Subsidiaries

Company Abbreviations

BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMGP	=	Kinder Morgan G.P., Inc.
Calnev	=	Calnev Pipe Line LLC	KMI	=	Kinder Morgan, Inc.
Copano	=	Copano Energy, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries
Credit Suisse	=	Credit Suisse Securities (USA) LLC	KMR	=	Kinder Morgan Management, LLC
Eagle Ford	=	Eagle Ford Gathering LLC	Plantation	=	Plantation Pipe Line Company
El Paso	=	El Paso LLC	SFPP	=	SFPP, L.P.
Elba Express	=	Elba Express Company, L.L.C.	Shell	=	Royal Dutch Shell plc
ELC	=	Elba Liquefaction Company, L.L.C.	Shell G&P	=	Shell US Gas & Power, LLC
EP	=	El Paso Corporation and its consolidated subsidiaries	SLC	=	Southern Liquefaction Company, L.L.C.
EPB	=	El Paso Pipeline Partners, L.P.	SLNG	=	Southern LNG Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C	Tallgrass	=	Tallgrass Development, LP (f/k/a Tallgrass Energy Partners, LP)
FEP	=	Fayetteville Express Pipeline LLC	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	UBS	=	UBS Securities LLC
KMEP	=	Kinder Morgan Energy Partners, L.P.	WYCO	=	WYCO Development L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” or “KMI” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

Common Industry and Other Terms

AFUDC	=	allowance for funds used during construction	LIBOR	=	London Interbank Offered Rate
Bcf/d	=	billion cubic feet per day	LLC	=	limited liability company
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LNG	=	liquefied natural gas
EBDA	=	Earnings before depreciation, depletion and amortization	MLP	=	master limited partnership
DD&A	=	Depreciation, depletion and amortization	MMcf/d	=	million cubic feet per day
DCF	=	distributable cash flow	Moody's	=	Moody's Investor Services
EPA	=	United States Environmental Protection Agency	NYMEX	=	New York Mercantile Exchange
FERC	=	Federal Energy Regulatory Commission	NYSE	=	New York Stock Exchange
FASB	=	Financial Accounting Standards Board	PRP	=	Potentially Responsible Party
Fitch	=	Fitch Ratings	S&P	=	Standard & Poor's Rating Services
FTC	=	Federal Trade Commission	SEC	=	United States Securities and Exchange Commission
GAAP	=	Generally Accepted Accounting Principles in the United States of America	WTI	=	West Texas Intermediate
			OTC	=	over-the-counter

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Natural gas sales	$944	$497	$1,681	$1,081
Services	1,519	1,033	3,080	1,794
Product sales and other	919	637	1,681	1,149
Total Revenues	3,382	2,167	6,442	4,024

Operating Costs, Expenses and Other
Costs of sales	1,254	637	2,224	1,217
Operations and maintenance	643	387	1,062	693
Depreciation, depletion and amortization	442	333	854	607
General and administrative	183	501	323	630
Taxes, other than income taxes	102	69	200	119
Other income, net	(17)	(20)	(16)	(18)
Total Operating Costs, Expenses and Other	2,607	1,907	4,647	3,248
Operating Income	775	260	1,795	776

Other Income (Expense)
Earnings from equity investments	93	72	194	137
Amortization of excess cost of equity investments	(9)	(2)	(18)	(4)
Interest expense, net	(427)	(291)	(829)	(470)
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	558	—	558	—
Gain on sale of investments in Express pipeline system (Note 2)	—	—	225	—
Other, net	16	7	18	8
Total Other Income (Expense)	231	(214)	148	(329)

Income from Continuing Operations Before Income Taxes	1,006	46	1,943	447

Income Tax Expense	(225)	(9)	(504)	(105)

Income from Continuing Operations	781	37	1,439	342

Discontinued Operations (Notes 1 and 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	—	47	—	97
Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	—	(327)	(2)	(755)
Loss from Discontinued Operations, Net of Tax	—	(280)	(2)	(658)

Net Income (Loss)	781	(243)	1,437	(316)

Net (Income) Loss Attributable to Noncontrolling Interests	(504)	117	(868)	211

Net Income (Loss) Attributable to Kinder Morgan, Inc.	$277	$(126)	$569	$(105)

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Continued) (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Class P Shares
Basic and Diluted Earnings (Loss) Per Common Share From Continuing Operations	$0.27	$(0.11)	$0.55	$0.09
Basic and Diluted Loss Per Common Share From Discontinued Operations	—	(0.04)	—	(0.23)
Total Basic and Diluted Earnings (Loss) Per Common Share	$0.27	$(0.15)	$0.55	$(0.14)
Class A Shares
Basic and Diluted (Loss) Earnings Per Common Share From Continuing Operations		$(0.13)		$0.05
Basic and Diluted Loss Per Common Share From Discontinued Operations		(0.04)		(0.23)
Total Basic and Diluted Loss Per Common Share		$(0.17)		$(0.18)
Basic Weighted-Average Number of Shares Outstanding
Class P Shares	1,036	320	1,036	245
Class A Shares		522		529
Diluted Weighted-Average Number of Shares Outstanding
Class P Shares	1,038	843	1,038	776
Class A Shares		522		529
Dividends Per Common Share Declared for the period	$0.40	$0.35	$0.78	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Kinder Morgan, Inc.
Net income (loss)	$277	$(126)	$569	$(105)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense of $(16), $(56), $(10), and $(34), respectively)	36	89	20	55
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $2, $3, $3, and $(3), respectively)	(1)	(3)	(5)	6
Foreign currency translation adjustments (net of tax benefit of $12, $7, $19, and $-, respectively)	(28)	(13)	(45)	(1)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax expense of $(1), $(8), $(1), and $(8), respectively)	1	13	—	13
Total other comprehensive income (loss)	8	86	(30)	73
Total comprehensive income (loss)	285	(40)	539	(32)

Noncontrolling Interests
Net income (loss)	504	(117)	868	(211)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense of $(5), $(15), $(2), and $(10), respectively)	26	139	11	87
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1, $-, $1, and $(1), respectively)	(2)	(5)	(4)	9
Foreign currency translation adjustments (net of tax benefit of $4, $2 $6, and $-, respectively)	(26)	(18)	(42)	(1)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- , $-, $-, and $-, respectively)	—	—	—	—
Total other comprehensive (loss) income	(2)	116	(35)	95
Total comprehensive income (loss)	502	(1)	833	(116)

Total
Net income (loss)	781	(243)	1,437	(316)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax expense of $(21), $(71), $(12), and $(44), respectively)	62	228	31	142
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $3, $3, $4, and $(4), respectively)	(3)	(8)	(9)	15
Foreign currency translation adjustments (net of tax benefit of $16, $9, $25, and $-, respectively)	(54)	(31)	(87)	(2)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax expense of $(1), $(8), $(1), and $(8), respectively)	1	13	—	13
Total other comprehensive income (loss )	6	202	(65)	168
Total comprehensive income (loss)	$787	$(41)	$1,372	$(148)

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2013	December 31, 2012 (a)
ASSETS
Current Assets
Cash and cash equivalents – KMI (Note 14)	$141	$71
Cash and cash equivalents – KMP and EPB (Note 14)	876	643
Accounts receivable, net	1,488	1,333
Inventories	428	374
Fair value of derivative contracts	67	63
Assets held for sale	32	298
Deferred income taxes	358	539
Other current assets	382	353
Total current assets	3,772	3,674

Property, plant and equipment, net (Note 14)	34,599	30,996
Investments	6,085	5,804
Goodwill (Note 14)	24,493	23,632
Other intangibles, net	2,485	1,171
Fair value of derivative contracts	402	709
Deferred charges and other assets	2,284	2,259
Total Assets	$74,120	$68,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt – KMI (Note 14)	$1,901	$1,153
Current portion of debt – KMP and EPB (Note 14)	2,063	1,248
Accounts payable	1,326	1,248
Accrued interest	539	513
Fair value of derivative contracts	83	80
Accrued other current liabilities	1,421	986
Total current liabilities	7,333	5,228

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 14)	7,726	9,148
Outstanding – KMP and EPB (Note 14)	21,519	20,161
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,237	2,591
Total long-term debt	31,582	32,000
Deferred income taxes	4,113	4,071
Fair value of derivative contracts	158	133
Other long-term liabilities and deferred credits	2,395	2,713
Total long-term liabilities and deferred credits	38,248	38,917
Total Liabilities	$45,581	$44,145

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In Millions, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2013	December 31, 2012 (a)
Commitments and contingencies (Notes 3 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,035,769,430 and 1,035,668,596 shares, respectively, issued and outstanding	$10	$10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,945	14,917
Retained deficit	(1,153)	(943)
Accumulated other comprehensive loss	(148)	(118)
Total Kinder Morgan, Inc.’s stockholders’ equity	13,654	13,866
Noncontrolling interests	14,885	10,234
Total Stockholders’ Equity	28,539	24,100
Total Liabilities and Stockholders’ Equity	$74,120	$68,245
_______

(a)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$1,437	$(316)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	854	614
Deferred income taxes	378	(79)
Amortization of excess cost of equity investments	18	4
(Gain) loss from the remeasurement of net assets to fair value, net of tax (Note 2)	(558)	755
Gain from the sale of investments in Express pipeline system (Note 2)	(225)	—
Non-cash compensation expense on settlement of EP stock awards	—	87
Earnings from equity investments	(194)	(179)
Distributions from equity investments	199	168
Proceeds from termination of interest rate swap agreements	96	53
Pension contributions in excess of expense	(59)	(13)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	7	(95)
Inventories	(50)	(84)
Other current assets	(37)	(5)
Accounts payable	(181)	4
Accrued interest	14	(22)
Accrued other current liabilities	(78)	106
Rate reparations, refunds and other litigation reserve adjustments	177	20
Other, net	(81)	(5)
Net Cash Provided by Operating Activities	1,717	1,013

Cash Flows From Investing Activities
Acquisition of EP, net of $6,581 cash acquired (Note 2)	—	(4,970)
Acquisitions of other assets and investments, net of $29 cash acquired (Note 2)	(286)	(30)
Capital expenditures	(1,345)	(817)
Proceeds from sale of investments in Express pipeline system	403	—
Proceeds from sale of investments in BBPP Holdings Ltda	88	—
Repayments from related party	10	20
Contributions to investments	(93)	(101)
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	23	32
Distributions from equity investments in excess of cumulative earnings	78	113
Other, net	22	(37)
Net Cash Used in Investing Activities	(1,100)	(5,790)

Cash Flows From Financing Activities
Issuance of debt - KMI	989	6,795
Payment of debt - KMI	(1,673)	(1,112)
Issuance of debt - KMP and EPB	4,858	3,438
Payment of debt - KMP and EPB	(3,863)	(3,197)
Debt issue costs	(12)	(93)
Cash dividends	(779)	(446)
Repurchase of warrants	(131)	(110)
Contributions from noncontrolling interests	1,077	285
Distributions to noncontrolling interests	(761)	(513)
Other, net	1	(4)
Net Cash (Used in) Provided by Financing Activities	(294)	5,043

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(20)	(2)

Net Increase in Cash and Cash Equivalents	303	264
Cash and Cash Equivalents, beginning of period	714	411
Cash and Cash Equivalents, end of period	$1,017	$675

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions) (Unaudited)

	Six Months Ended June 30,
	2013	2012

Noncash Investing and Financing Activities
Net assets and liabilities acquired by the issuance of shares and warrants	$—	$11,464
Assets acquired by the assumption or incurrence of liabilities	$1,490	$—
Assets acquired or liabilities settled by contributions from noncontrolling interests	$3,733	$296
Increase in accrual for capital expenditures	$144	$304
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$812	$488
Net cash paid during the period for income taxes	$71	$189

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Six Months Ended June 30, 2013
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(118)	$13,866	$10,234	$24,100
Warrants repurchased		(131)			(131)		(131)
Warrants exercised		1			1		1
Conversions of EP Trust I Preferred securities		2			2		2
Amortization of restricted shares		10			10		10
Impact from equity transactions of KMP, EPB and KMR		146			146	(231)	(85)
Net income (loss)			569		569	868	1,437
Distributions					—	(761)	(761)
Contributions					—	4,810	4,810
Cash dividends			(779)		(779)		(779)
Other comprehensive loss				(30)	(30)	(35)	(65)
Ending Balance at June 30, 2013	$10	$14,945	$(1,153)	$(148)	$13,654	$14,885	$28,539

	Six Months Ended June 30, 2012
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2011	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Issuance of shares for EP acquisition	3	10,598			10,601		10,601
Issuance of warrants for EP acquisition		863			863		863
Acquisition of EP non-controlling interests					—	3,797	3,797
Warrants repurchased		(110)			(110)		(110)
Amortization of restricted shares		6			6		6
Impact from equity transactions of KMP		19			19	(31)	(12)
Net loss			(105)		(105)	(211)	(316)
Distributions					—	(513)	(513)
Contributions					—	586	586
Cash dividends			(446)		(446)		(446)
Other			(2)		(2)		(2)
Other comprehensive income				73	73	95	168
Ending Balance at June 30, 2012	$11	$14,807	$(556)	$(42)	$14,220	$8,970	$23,190

The accompanying notes are an integral part of these consolidated financial statements.

Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the third largest energy company in North America with a combined enterprise value of approximately $115 billion. We own an interest in or operate approximately 82,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, CO2 and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel. We are also the leading producer and transporter of CO2 for enhanced oil recovery projects in North America.

Effective on May 25, 2012, we completed the acquisition of all of the outstanding shares of EP. As a result, we own a 41% limited partner interest and the 2% general partner interest in EPB, as well as certain natural gas pipeline assets.

We also own the general partner and approximately 10% of the limited partner interests of KMP, one of the largest publicly-traded pipeline limited partnerships in America.

Our common stock trades on the NYSE under the symbol “KMI.”

KMR is a Delaware limited liability company.  KMGP, the general partner of KMP and a wholly-owned subsidiary of ours, owns all of KMR’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of KMGP’s power and authority to manage and control the business and affairs of KMP, subject to KMGP’s right to approve certain transactions.

Basis of Presentation

We have prepared our accompanying unaudited consolidated financial statements under the rules and regulations of the SEC. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification. Under such rules and regulations, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification.  We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

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

Notwithstanding the consolidation of KMP and EPB, and their respective subsidiaries, into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and EPB, and/or their respective subsidiaries, and vice versa, except as discussed in Note 11, “—Other Contingencies.”  Responsibility for payments of obligations reflected in our, KMP or EPB’s financial statements is a legal determination based on the entity that incurs the liability.

Kinder Morgan, Inc. Form 10-Q

KMP’s FTC Natural Gas Pipelines Disposal Group - Discontinued Operations

Effective November 1, 2012, we sold KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system to Tallgrass for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group. For more information about the presentation of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations, see Note 2 “Summary of Significant Accounting Policies—Basis of Presentation” to our consolidated financial statements included in our 2012 Form 10-K.
Goodwill

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have seven reporting units as follows: (i) Products Pipelines—KMP (excluding associated terminals); (ii) Products Pipelines Terminals—KMP (evaluated separately from Products Pipelines—KMP for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non—Regulated; (v) CO2—KMP; (vi) Terminals—KMP; and (vii) Kinder Morgan Canada—KMP.  During the quarter ended June 30, 2013, the Natural Gas Pipelines Non-Regulated reporting unit was created to include the non-regulated businesses KMP acquired from Copano on May 1, 2013 as well as other  non-regulated businesses that were historically part of the former Natural Gas Pipelines reporting unit (now the Natural Gas Pipelines Regulated reporting unit). Goodwill was allocated between these two reporting units based on the relative fair values of the reporting units. There were no impairment charges resulting from our May 31, 2013 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

The fair value of each reporting unit was determined based on a market approach utilizing an average dividend/distribution yield of comparable companies. The value of each reporting unit was determined on a stand-alone basis from the perspective of a market participant and represented the price estimated to be received in a sale of the unit as a whole in an orderly transaction between market participants at the measurement date.

Earnings per Share

On June 30, 2013, basic earnings per common share is computed based on the weighted-average number of common shares outstanding during each period. Diluted earnings per common share is computed based on the weighted-average number of common shares outstanding during each period, increased by the assumed conversion of securities convertible into common stock, for which the effect of conversion would be dilutive. For the three and six months ended June 30, 2013, our warrants and convertible trust preferred securities are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share.

On December 26, 2012, the remaining series of our Class A, Class B and Class C shares were fully converted and as a result, only our Class P common stock was outstanding as of December 31, 2012.

For the three and six months ended June 30, 2012, earnings per share was calculated using the two-class method.  Earnings were allocated to each class of common stock based on the amount of dividends paid in the current period for each class of stock plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings.  For the investor retained stock, the allocation of undistributed earnings or excess distributions over earnings was in direct proportion to the maximum number of Class P shares into which it could convert.

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

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three and six months ended June 30, 2012 (in millions, except per share amounts):

	Three Months Ended June 30, 2012
	(Loss) Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$37
Less: income from continuing operations attributable to noncontrolling interests				(128)
Loss from continuing operations attributable to KMI				(91)
Dividends paid in the period	$86	$128	$12	(226)
Excess distributions over earnings	(121)	(196)	—	$(317)
(Loss) income from continuing operations attributable to shareholders	$(35)	$(68)	$12	$(91)
Basic loss per share from continuing operations
Basic weighted-average number of shares outstanding	320	522	N/A
Basic loss per common share from continuing operations(b)	$(0.11)	$(0.13)	N/A
Diluted loss per share from continuing operations
Loss from continuing operations attributable to shareholders and assumed conversions(c)	$(91)	$(68)	N/A
Diluted weighted-average number of shares	843	522	N/A
Diluted loss per common share from continuing operations(b)	$(0.11)	$(0.13)	N/A

	Six Months Ended June 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$342
Less: income from continuing operations attributable to noncontrolling interests				(272)
Income from continuing operations attributable to KMI				70
Dividends paid in the period	$141	$280	$25	(446)
Excess distributions over earnings	(119)	(256)	(1)	$(376)
Income from continuing operations attributable to shareholders	$22	$24	$24	$70
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	245	529	N/A
Basic earnings per common share from continuing operations(b)	$0.09	$0.05	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$70	$24	N/A
Diluted weighted-average number of shares	776	529	N/A
Diluted earnings per common share from continuing operations(b)	$0.09	$0.05	N/A

Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of total basic and diluted earnings per share for the three and six months ended June 30, 2012 (in millions, except per share amounts):

	Three Months Ended June 30, 2012
	Net (Loss) Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net loss attributable to KMI				$(126)
Dividends paid in the period	$86	$128	$12	(226)
Excess distributions over earnings	(134)	(218)	—	$(352)
Net (loss) income attributable to shareholders	$(48)	$(90)	$12	$(126)
Basic loss per share
Basic weighted-average number of shares outstanding	320	522	N/A
Basic loss per common share(b)	$(0.15)	$(0.17)	N/A
Diluted loss per share
Net loss attributable to shareholders and assumed conversions(c)	$(126)	$(90)	N/A
Diluted weighted-average number of shares	843	522	N/A
Diluted loss per common share(b)	$(0.15)	$(0.17)	N/A

	Six Months Ended June 30, 2012
	Net (Loss) Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net loss attributable to KMI				$(105)
Dividends paid in the period	$141	$280	$25	(446)
Excess distributions over earnings	(175)	(375)	(1)	$(551)
Net (loss) income attributable to shareholders	$(34)	$(95)	$24	$(105)
Basic loss per share
Basic weighted-average number of shares outstanding	245	529	N/A
Basic loss per common share(b)	$(0.14)	$(0.18)	N/A
Diluted loss per share
Net loss attributable to shareholders and assumed conversions(c)	$(105)	$(95)	N/A
Diluted weighted-average number of shares	776	529	N/A
Diluted loss per common share(b)	$(0.14)	$(0.18)	N/A
_______

(a)
Participating securities included Class B shares, Class C shares, and unvested restricted stock awards issued to non-senior management employees that contained rights to dividend equivalents in the case of the restricted shares.  Our Class B and Class C shares were entitled to participate in our earnings, only to the extent of cash distributions made to them. As a result, no earnings in excess of dividends received were allocated to the Class B and Class C shares in our determination of basic and diluted earnings per share.

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

Kinder Morgan, Inc. Form 10-Q

2.  Acquisitions and Divestitures

Copano Energy, L.L.C. Acquisition

Effective May 1, 2013, KMP closed its previously announced acquisition of Copano. KMP acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities).  The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano common unit.  KMP issued 43,371,210 of its common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a KMP common unit on the NYSE on the May 1, 2013 issuance date).

KMP accounted for its acquisition of Copano under the acquisition method of accounting, and accordingly, measured the consideration paid to Copano unitholders, the acquired identifiable tangible and intangible assets, and the assumed liabilities at their acquisition date fair values. Also, due to the fact that KMP’s acquisition included the remaining 50% interest in Eagle Ford that it did not already own, KMP remeasured its existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date, resulting in the recognition of a $558 million pre-tax non-cash gain reported separately within "Other Income (Expense)."
The preliminary purchase price allocation related to the Copano acquisition is as follows (in millions). KMP’s evaluation of the assigned fair values is ongoing and subject to adjustment:

Preliminary Purchase Price Allocation:
Current assets (including cash acquired of $29)	$217
Property, plant and equipment	2,753
Investments	448
Goodwill	1,123
Other intangibles, net	1,350
Other assets	12
Total assets	5,903
Less: Fair value of previously held 50% interest in Eagle Ford Gathering, LLC	(704)
Total assets acquired	5,199
Current liabilities	(207)
Other liabilities	(7)
Long-term debt	(1,252)
KMP common unit consideration	$3,733

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. KMP believes the primary items that generated the goodwill are the value of the synergies created by expanding its natural gas gathering and refined product transportation operations. This goodwill is not deductible for tax purposes and is subject to an impairment test at least annually. The “Other intangibles, net” asset amount represents the fair value of acquired customer contracts and agreements, which are currently being amortized over an estimated remaining useful life of 25 years.

Copano provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and natural gas liquids fractionation.  Copano owns an interest in or operates approximately 6,900 miles of pipelines with 2.7 Bcf/d of natural gas transportation capacity, and also owns nine natural gas processing plants with more than 1 Bcf/d of natural gas processing capacity and 315 MMcf/d of natural gas treating capacity.  Its operations are located primarily in Texas, Oklahoma and Wyoming.  Most of the acquired assets will be included in the Natural Gas Pipelines business segment.

Impact of KMP’s Acquisition of Copano on KMI’s Income Taxes

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non-tax deductible goodwill. As a result of the goodwill recorded by KMP for its Copano acquisition, KMI’s deferred tax liability must be adjusted for the portion of its outside basis difference associated with KMP’s underlying goodwill. Since the KMP acquisition of Copano was accounted for under the acquisition method of accounting, we recognized an adjustment to goodwill of $256 million related to this transaction.

Kinder Morgan, Inc. Form 10-Q

KMI Acquisition of EP

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

We accounted for the EP acquisition using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their acquisition date fair values. During the three months ended June 30, 2013, management completed its purchase accounting valuation estimates and, as a result, retrospectively adjusted the valuations of certain liabilities with a corresponding increase to goodwill as of the acquisition date. The retrospective adjustments amounted to approximately $60 million and primarily related to revisions of estimates related to certain environmental obligations, sales and use tax liabilities, and deferred income taxes.

Goldsmith Landreth Unit

On June 1, 2013, KMP acquired certain oil and gas properties, rights, and related assets in the Permian Basin of West Texas from Legado Resources LLC for approximately $285 million (before working capital adjustments). KMP also assumed $18 million of liabilities. The acquisition of the Goldsmith Landreth San Andres oil field unit includes more than 6,000 acres located in Ector County, Texas, and based on KMP’s measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, KMP assigned the $285 million amount to "Property, plant and equipment, net." The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. The field currently produces approximately 1,250 barrels of oil per day, and as part of the transaction, KMP obtained a long-term supply contract for up to 150 MMcf/d of CO2. The acquisition complements KMP’s existing oil and gas producing assets in the Permian Basin, and the acquired assets are included as part of the CO2—KMP business segment.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the three and six months ended June 30, 2013 and 2012, assumes that the EP, Copano and the Goldsmith Landreth Unit acquisitions had occurred as of January 1, 2012. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if these acquisitions had been completed as of January 1, 2012 or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

	Pro Forma
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$3,569	$2,995	$7,147	$6,043
Income (Loss) from Continuing Operations	$755	$(234)	$1,401	$31
Income (Loss) from Discontinued Operations, Net of Tax	$—	$1,767	$(2)	$1,410
Net Income	$755	$1,533	$1,399	$1,441
Net Income (Loss) Attributable to Noncontrolling Interests	$(494)	$80	$(855)	$164
Net Income Attributable to Kinder Morgan, Inc.	$261	$1,613	$544	$1,605
Diluted Earnings per Common Share
Class P Shares	$0.25	$1.55	$0.52	$1.55
Class A Shares		$1.53		$1.50

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

We began accounting for KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations in the first quarter of 2012 (prior to our sale announcement, we included the disposal group in the Natural Gas Pipelines business segment).  During that quarter, the disposal group’s net assets were remeasured to reflect the initial assessment of its fair value as a result of the

Kinder Morgan, Inc. Form 10-Q

FTC mandated sale requirement, and based on additional information gained in the sale process during the second quarter of 2012, we recognized an additional loss amount from KMP’s fair value remeasurement. For the six months ended June 30, 2012, we recognized a combined $649 million non-cash loss from remeasurement, and we reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income. As a result of our remeasurement of net assets to fair value and the sale of net assets, we recognized a combined $829 million loss for the year ended December 31, 2012.

KMP and Tallgrass trued up the final consideration for the sale of our FTC Natural Gas Pipelines disposal group in the first quarter of 2013, and based on this true up, we recognized an additional $2 million loss. We reported this loss amount separately as “Loss on sale and the remeasurement of FTC Natural Gas Pipelines disposal group to fair value” within the discontinued operations section of our accompanying consolidated statement of income for the six months ended June 30, 2013, and except for this loss amount, no other financial results from the operations of KMP’s FTC Natural Gas Pipelines disposal group were recorded in the first six months of 2013.

Summarized financial information for KMP’s FTC Natural Gas Pipelines disposal group is as follows (in millions):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Operating revenues	$62	$133
Operating expenses	(34)	(71)
Depreciation and amortization	—	(7)
Earnings from equity investments	20	42
Interest income and Other, net	—	1
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	$48	$98

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. for $403 million in cash.  We recorded a pre-tax gain of $225 million with respect to this transaction in the first quarter of 2013, and we reported this gain amount separately within the “Other Income (Expense)” section of our accompanying consolidated statements of income for the six months ended June 30, 2013. We also recorded an income tax expense of $84 million related to this gain amount, and we included this expense within “Income Tax Expense” in our accompanying consolidated statement of income for the six months ended June 30, 2013.  As of the date of sale, KMP’s equity investment in Express totaled $67 million and its note receivable due from Express totaled $110 million.

Prior to KMP’s sale, we (i) accounted for KMP’s equity investment under the equity method of accounting; (ii) accounted for KMP’s debt investment under the historical amortized cost method of accounting; and (iii) included the financial results of the Express pipeline system within the Kinder Morgan Canada—KMP business segment.  As of December 31, 2012, KMP’s equity and debt investments in Express totaled $65 million and $114 million, respectively, and we included the combined $179 million amount within “Assets held for sale” on our accompanying consolidated balance sheet as of that date.

BBPP Holdings Ltda

As of December 31, 2012, we owned 2% interest in Gas Transboliviano S.A., and 33 1/3% interest in BBPP Holdings Ltda which we acquired as a part of the May 25, 2012 EP acquisition. BBPP Holdings Ltda owned a 29% interest in Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. which, together with Gas Transboliviano S.A., owned the Bolivia to Brazil Pipeline. On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million. As of December 31, 2012, our $88 million equity interests in the Bolivia to Brazil Pipeline was included within “Assets held for sale” on our accompanying consolidated balance sheet.

Kinder Morgan, Inc. Form 10-Q

Drop-Down of EP Assets to KMP

August 2012

Effective August 1, 2012, KMP acquired a 100% ownership interest in the TGP and an initial 50% ownership interest in EPNG from us for an aggregate consideration of approximately $6.2 billion. For additional information about this acquisition, see Note 3 “Acquisitions and Divestitures—Drop-Down of EP Assets to KMP” to our consolidated financial statements included in our 2012 Form 10-K.

March 2013

Effective March 1, 2013, KMP acquired from us the remaining 50% ownership interest it did not already own in both EPNG and the EP midstream assets for an aggregate consideration of approximately $1.7 billion (including a proportional 50% share of assumed debt borrowings as of March 1, 2013). The consideration that we received from KMP consisted of (i) $994 million in cash (including $6 million in the second quarter of 2013 to settle the final working capital adjustment); (ii) 1,249,452 common units (valued at $108 million based on the $86.72 closing market price of KMP’s common unit on the NYSE on the March 1, 2013 issuance date); and (iii) $557 million in assumed debt (consisting of 50% of the outstanding principal amount of EPNG’s debt borrowings as of March 1, 2013, excluding any debt fair value adjustments). We used the proceeds from the March 1, 2013 drop-down transaction to (i) pay down $947 million of our senior secured term loan facility; and (ii) reduce borrowings under our credit facility. Also, see Note 3. The terms of the drop-down transaction were approved on our behalf by the independent members of our board of directors and on KMP’s behalf by the audit committees and the boards of directors of both KMGP, as KMP’s general partner, and KMR, in its capacity as the delegate of KMGP, following the receipt by our independent directors and by the audit committees of KMGP and KMR of separate fairness opinions from different independent financial advisors.

The drop-down transactions were accounted for as transfers of net assets between entities under common control. Specifically, we have retrospectively adjusted our consolidated financial statements to reflect the recognition by KMP of the acquired assets and assumed liabilities at our carrying value, including our EP purchase accounting adjustments as of May 25, 2012.  In this report, we refer to these acquisitions of assets by KMP from us as the drop-down transactions; the combined group of assets acquired by KMP from us as the drop-down asset groups; the El Paso Natural Gas pipeline system or El Paso Natural Gas Company, L.L.C. as EPNG; and the EP Midstream assets or Kinder Morgan Altamont LLC (formerly, El Paso Midstream Investment Company, L.L.C.) as the midstream assets.

Income Tax Impact of the Drop-Down of EP Assets to KMP

As discussed above, we accounted for the acquisition of EP as a business combination and for the subsequent March 2013 and August 2012 drop-down transactions as transfers of net assets between entities under common control. For income tax purposes, the March 2013 drop-down transaction was treated as a contribution and the August 2012 drop-down transaction was treated as a partial sale, and a partial contribution.

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

The amortization of the deferred charge will result in incremental income tax expense of approximately $20 million per year. For the three and six months ended June 30, 2013, total income tax expense related to the amortization of the deferred charges was approximately $5 million and $10 million, respectively.

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income. The following provides detail on the principal amount of our outstanding debt balances,

Kinder Morgan, Inc. Form 10-Q

which excludes debt fair value adjustments (which includes discounts and premiums) as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013	December 31, 2012
KMI
Senior term loan facility, variable rate, due 2015	$1,528	$2,714
Senior notes and debentures, 5.15% through 7.45%, due 2015 through 2098	315	315
Deferrable interest debentures issued to subsidiary trusts, 7.63% and 8.56%, due 2027 and 2028	27	27
Credit facility due December 31, 2014(a)	1,354	1,035
Subsidiary borrowings (as obligor)
Kinder Morgan Finance Company, LLC
5.70% through 6.40%, due 2016 through 2036	1,636	1,636
El Paso LLC
6.50% through 12.00%, due 2013 through 2037	3,860	3,860
EPC Building LLC promissory note, 3.967%, due 2013 through 2035(b)	465	217
Colorado Interstate Gas Services Company
7.76% Totem note payable, due 2018	1	1
Other credit facilities due March 20, 2014 and June 20, 2014	160	210
EP preferred securities, 4.75%, due March 31, 2028	281	286
Kinder Morgan G.P., Inc.
$1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Total debt — KMI	9,727	10,401
Less: Current portion of long-term debt — KMI(c)	(1,901)	(1,153)
Total long-term debt — KMI(d)	$7,826	$9,248

KMP and EPB
KMP
Senior notes, 3.45% through 9.00% due 2013 through 2043(e)	$14,350	$13,350
Commercial paper borrowings(f)	1,369	621
Credit facility due May 1, 2018	—	—
KMP Subsidiary borrowings (as obligor)
Tennessee Gas Pipeline Company, L.L.C. senior notes, 7.00% through 8.375%, due 2016 through 2037(g)	1,790	1,790
El Paso Natural Gas Company (EPNG) senior notes 5.95% through 8.625%, due 2017 through 2032(h)	1,115	1,115
Copano Energy, L.L.C. notes, 7.125%, due April 1, 2021(i)	510	—
Other miscellaneous subsidiary debt(j)	103	186
Total debt — KMP	19,237	17,062
Less: Current portion of long-term debt — KMP(k)	(1,899)	(1,155)
Total long-term debt — KMP(d)	17,338	15,907
EPB
El Paso Pipeline Partners Operating Company, L.L.C.
Senior notes, 4.10% through 8.00% due 2013 through 2042	2,348	2,348
Credit facility due May 27, 2016(l)	—	—
EPB Subsidiary borrowings (as obligor)
Colorado Interstate Gas Company, L.L.C senior notes, 5.95% through 6.85%, due 2015 through 2037	475	475
Southern LNG Company, L.L.C. senior notes, 9.50% through 9.75%, due 2014 through 2016	135	135
Southern Natural Gas Company, L.L.C. notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other financing obligations	176	178
Total debt — EPB	4,345	4,347
Less: Current portion of long-term debt — EPB	(164)	(93)
Total long-term debt — EPB(d)	4,181	4,254
Total long-term debt — KMP and EPB	$21,519	$20,161
_______

Kinder Morgan, Inc. Form 10-Q

(a)	As of June 30, 2013 and December 31, 2012, the weighted average interest rates on credit facility borrowings were 2.70% and 2.72%, respectively.

(b)
In December 2012, our subsidiary, EPC Building, LLC had issued $468 million of 3.967% amortizing promissory notes with payments due 2013 through 2035, of which $217 million was issued to third parties and the remaining $251 million was held by KMI until they were sold to third parties in April of 2013. EPC Building, LLC, as the landlord, leases the property to Kinder Morgan, Inc. as a tenant.  Proceeds from the issuance of the notes were used to reduce KMI’s credit facility borrowings.

(c)	As of June 30, 2013 and December 31, 2012, includes credit facility borrowings of $1,354 million and $1,035 million, respectively.

(d)
Excludes debt fair value adjustments. As of June 30, 2013 and December 31, 2012, our “Debt fair value adjustments” increased our debt balances by $2,237 million and $2,591 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Fair Value of Derivative Contracts.”

(e)
On February 28, 2013, KMP completed a public offering of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 3.50% notes due September 1, 2023 and $400 million of 5.00% notes due March 1, 2043. KMP received net proceeds of $991 million, and used the proceeds to pay a portion of the purchase price for the March 2013 drop-down transaction and to reduce the borrowings under its commercial paper program.

(f)
In May 2013, in association with the increase of capacity negotiated for KMP’s senior unsecured revolving bank credit facility (discussed below), KMP increased its commercial paper program by $500 million to provide for the issuance of up to $2.7 billion. As of June 30, 2013 and December 31, 2012, the average interest rates on KMP’s outstanding commercial paper borrowings were 0.33% and 0.45%, respectively. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions made during the first half of 2013 and during 2012, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

(g)	Consists of six separate series of fixed-rate unsecured senior notes that KMP assumed as part of the 2012 drop-down transaction.

(h)	Consists of four separate series of fixed-rate unsecured senior notes that KMP assumed as part of the 2012 and 2013 drop-down transactions.

(i)
Consists of a single series of fixed-rate unsecured senior notes that KMP guaranteed as part of its May 1, 2013 Copano acquisition. The notes consist of an aggregate principal amount of $510 million with a fixed annual stated interest rate of 7.125%. The notes mature in full on April 1, 2021, and interest is payable semiannually on April 1 and October 1 of each year. As part of KMP’s purchase price, it valued the debt equal to $589 million as of May 1, 2013, representing the present value of amounts to be paid determined using an approximate interest rate of 4.79%.

(j)
In February 2013, prior to the close of the March 2013 drop-down transaction, we and KMP each contributed $45 million to Kinder Morgan Altamont LLC to allow it to repay the outstanding $90 million borrowings under KMP’s subsidiary Kinder Morgan Altamont LLC's revolving bank credit facility and following this repayment, Kinder Morgan Altamont LLC had no outstanding debt. In May 2013, KMP terminated the credit facility.

(k)	As of June 30, 2013 and December 31, 2012, includes commercial paper borrowings of $1,369 million and $621 million.

(l)	LIBOR plus 1.75%.

KMP’s Copano Debt Retirements

In addition to the senior notes KMP guaranteed as part of its May 1, 2013 Copano acquisition, the following Copano debt amounts were outstanding upon acquisition (i) $404 million of outstanding borrowings under Copano's revolving bank credit facility due June 10, 2016; and (ii) $249 million aggregate principal amount of Copano's 7.75% unsecured senior notes due June 1, 2018. On May 1, 2013, immediately following KMP’s acquisition, KMP repaid the outstanding $404 million of borrowings under Copano's revolving bank credit facility, and terminated the credit facility at the time of such repayment. On June 1, 2013, KMP paid $259 million (based on a price of 103.875% of the principal amount) to fully redeem and retire the 7.75% series of senior notes in accordance with the terms and conditions of the indenture governing the notes. As part of KMP’s May 1, 2013 purchase price, KMP valued the 7.75% senior notes equal to the $259 million redemption value. KMP utilized borrowings under its commercial paper program for both of these debt retirements.

Subsequent Event

On July 29, 2013, KMP priced a public offering of a combined $1,750 million of senior notes consisting of (i) $800 million of 2.65% senior notes due February 1, 2019; (ii) $650 million of 4.15% senior notes due February 1, 2024; and (iii) $300 million of 5.00% senior notes due 2043, which will constitute a further issuance of the $400 million principal amount of 5.00% senior notes that KMP issued on February 28, 2013.

Kinder Morgan, Inc. Form 10-Q

Credit Facilities

KMI

As of June 30, 2013, we had $1,354 million outstanding under KMI’s $1.75 billion senior secured credit facility and $77 million in letters of credit. Our availability under this facility as of June 30, 2013 was approximately $319 million.

KMP

On May 1, 2013, KMP replaced its previous $2.2 billion three-year, senior unsecured revolving bank credit facility that was due July 1, 2016, with a new $2.7 billion five-year, senior unsecured revolving credit facility expiring May 1, 2018. Borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. KMP had no borrowings under the credit facility as of June 30, 2013. The credit facility’s financial covenants are substantially similar to those in the previous facility, and as of June 30, 2013, we were in compliance with all required financial covenants. The new facility provides that the margin KMP will pay with respect to borrowings and the facility fee KMP will pay on the total commitment will vary based on its senior debt credit rating. Interest on the credit facility accrues at KMP’s option at a floating rate equal to either:

▪
the administrative agent's base rate, plus a margin, which varies depending upon the credit rating of KMP’s long-term senior unsecured debt (the administrative agent's base rate is a rate equal to the greatest of (i) the Federal Funds Rate, plus 0.5%; (ii) the Prime Rate; or (iii) LIBOR for a one-month eurodollar loan, plus 1%); or

▪	LIBOR for a one-month eurodollar loan, plus a margin, which varies depending upon the credit rating of KMP’s long-term senior unsecured debt.

As of June 30, 2013, KMP had approximately $1,369 million of commercial paper borrowings outstanding under its $2.7 billion credit facility and $204 million outstanding in letters of credit. KMP’s availability under its facility as of June 30, 2013 was approximately $1,127 million.

EPB

As of June 30, 2013, EPB had no outstanding balance under its revolving credit facility and $10 million in outstanding letters of credit. EPB’s availability under this facility as of June 30, 2013 was approximately $990 million.
Kinder Morgan G.P., Inc. Preferred Shares

The following table provides information about KMGP’s distributions on 100,000 shares of its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Per share cash distribution declared for the period(a)	$10.545	$20.825	$21.014	$41.650
Per share cash distribution paid in the period	$10.469	$20.825	$21.107	$41.650
_________

(a)	Distribution declared for the three months ended June 30, 2013, was declared on July 17, 2013 and is payable on August 19, 2013 to shareholders of record as of July 31, 2013.

4.  Stockholders’ Equity

Common Equity

As of June 30, 2013, our common equity consisted of our Class P common stock. On December 26, 2012, our remaining series of Class A, Class B and Class C shares were fully converted, and as a result only our Class P common stock was outstanding as of December 31, 2012. Our Class P common stock is sometimes referred to herein as our “common stock,” and our Class A, Class B and Class C common stock is sometimes collectively referred to herein as our “investor retained stock.” For accounting purposes, our Class P shares are and our Class A shares, prior to the full conversion of the investor retained stock, were considered common stock, and prior to the full conversion of the investor retained stock, our Class B and Class C shares, were considered participating

Kinder Morgan, Inc. Form 10-Q

securities. For additional information regarding our common stock and our investor retained stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2012 Form 10-K.

The following tables set forth the changes in our outstanding series of shares during the six months ended June 30, 2013 and 2012.

Class P
Balance at December 31, 2012	1,035,668,596
Shares issued with conversions of EP Trust I Preferred securities	74,134
Shares issued for exercised warrants	16,886
Restricted shares vested	9,814
Balance at June 30, 2013	1,035,769,430

	Class P	Class A	Class B	Class C
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258
Shares issued for EP acquisition (Note 2)	330,152,112	—	—	—
Shares converted	65,928,893	(65,928,893)	(553,502)	(1,030)
Shares canceled	(72,657)	—	—	—
Restricted shares vested	1,465	—	—	—
Balance at June 30, 2012	566,930,953	470,043,494	93,579,094	2,317,228

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	2013	2012	2013	2012
Per common share cash dividend declared for the period	$0.40	$0.35	$0.78	$0.67
Per common share cash dividend paid in the period	$0.38	$0.32	$0.75	$0.63

Dividends Subsequent to June 30, 2013

On July 17, 2013, our board of directors declared a cash dividend of $0.40 per share for the quarterly period ended June 30, 2013, which is payable on August 15, 2013 to shareholders of record as of July 31, 2013.

Warrants

The table below sets forth the changes in our outstanding warrants during the six months ended June 30, 2013 and 2012.

Kinder Morgan, Inc. Form 10-Q

	Warrants
	Six Months Ended June 30,
	2013	2012
Beginning balance	439,809,442	—
Warrants issued in EP acquisition(a)	—	504,598,883
Warrants issued with conversions of EP Trust I Preferred securities(b)	113,317	—
Warrants exercised	(21,208)	—
Warrants repurchased(c)	(25,781,031)	(50,892,310)
Ending balance	414,120,520	453,706,573
_______

(a)	See Note 2, “Acquisitions and Divestitures—KMI Acquisition of EP.”

(b)	See Note 8, “Debt” to our consolidated financial statements included in our 2012 Form 10-K.

(c)
On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of warrants. As of May 2013, we completed the repurchase of $250 million of warrants pursuant to this publicly announced repurchase program, and through June 30, 2013, have paid an additional $38 million, as authorized by KMI’s board of directors, for warrants repurchased separate and apart from the publicly announced repurchase program. During the six months ended June 30, 2013 and 2012, we paid a total of $131 million and $110 million, respectively, for the repurchase of warrants. On July 17, 2013, we announced that our board of directors had approved a separate share and warrant repurchase program authorizing us to repurchase in the aggregate up to $350 million of additional shares or warrants.

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

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	June 30, 2013	December 31, 2012
KMP	$7,590	$3,270
EPB	4,166	4,111
KMR	2,906	2,716
Other	223	137
	$14,885	$10,234

Contributions

Contributions from our noncontrolling interests consist primarily of equity issuances by KMP, EPB and KMR. As of June 30, 2013, each of these subsidiaries have an equity distribution agreement in place which allows the subsidiary to sell its equity interests from time to time through a designated sales agent. The terms of each agreement are substantially similar. Sales of the subsidiary’s equity interests will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between the subsidiary equity issuer and its sales agent. The subsidiary equity issuer may also sell its equity interests to its sales agent as principal for the sales agent’s own account at a price agreed upon at the time of the sale. Any sale of the subsidiary’s equity interests to the sales agent as principal would be pursuant to the terms of a separate agreement between the subsidiary equity issuer and its sales agent. The equity distribution agreement provides the subsidiary with the right, but not the obligation to offer and sell its equity units or shares, at prices to be determined by market conditions. The subsidiary retains at all times complete control over the amount and the timing of sales under its respective equity distribution agreement, and it will designate the maximum number of equity units or shares to be sold through its sales agent, on a daily basis or otherwise as the subsidiary equity issuer and its sales agent agree.

Kinder Morgan, Inc. Form 10-Q

The table below shows significant issuances of common units or shares, the net proceeds from the issuances and the use of the proceeds during the six months ended June 30, 2013 for KMP, EPB and KMR (dollars in millions and units and shares in thousands).

	Issuances	Common units/shares	Net proceeds		Use of proceeds
		(in thousands)	(in millions)
KMP
Issued under equity distribution agreement
	2013	5,263	$449		Reduced borrowings under KMP's commercial paper program
Other issuances
	February 2013	4,600	$385		Issued to pay a portion of the purchase price for the March 2013 drop-down transaction
	May 2013	43,371	$—	(a)	Issued to Copano unitholders as KMP's purchase price for Copano
EPB (b)
	2013	2,038	$85	(c)	General partnership purposes
KMR (d)
	2013	861	$73		Purchased additional KMP i-units; KMP then used proceeds to reduce borrowings under its commercial paper program
___________

(a)	KMP valued these units at $3,733 million based on the $86.08 closing market price of a KMP common unit on the NYSE on the May 1, 2013 issuance date.

(b)
On March 7, 2013, EPB entered into an equity distribution agreement with Citigroup. Pursuant to the provisions of EPB’s equity distribution agreement, EPB may sell from time to time through Citigroup, as its sales agent, EPB’s common units representing limited partner interests having an aggregate offering price of up to $500 million.

(c)	Represents proceeds received from noncontrolling interests and excludes our $2 million contribution as the owner of EPB’s general partner.

(d)
On May 4, 2012, KMR entered into an equity distribution agreement with Credit Suisse. Pursuant to the provisions of KMR’s equity distribution agreement, it may sell from time to time through Credit Suisse, as its sales agent, KMR shares having an aggregate offering price of up to $500 million.

The above equity issuances by KMP, EPB and KMR during the six months ended June 30, 2013 had the associated effects of increasing our (i) noncontrolling interests by $4,494 million; (ii) accumulated deferred income taxes by $85 million; and (iii) additional paid-in capital by $146 million.

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
KMP
Per unit cash distribution declared for the period	$1.32	$1.23	$2.62	$2.43
Per unit cash distribution paid in the period	$1.30	$1.20	$2.59	$2.36
Cash distributions paid in the period to the public	$307	$262	$606	$513
EPB(a)
Per unit cash distribution declared for the period	$0.63	$0.55	$1.25	$0.55
Per unit cash distribution paid in the period	$0.62	n/a	$1.23	n/a
Cash distributions paid in the period to the public	$79	n/a	$155	n/a
KMR(b)
Share distributions paid in the period	1,726,952	1,603,975	3,531,548	3,068,120
___________

Kinder Morgan, Inc. Form 10-Q

(a)	Represents distribution information since the May 2012 EP acquisition.

(b)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  On July 17, 2013, KMR declared a share distribution of 0.015704 shares per outstanding share (1,880,172 total shares) payable on August 14, 2013 to shareholders of record as of July 31, 2013, based on the $1.32 per common unit distribution declared by KMP.

Subsequent Events

Noncontrolling Interests Contributions

Shares and units issued subsequent to period end include (i) 215,200 of KMR’s shares and (ii) 503,091 of KMP’s common units, both of which were issued in early July 2013, for the settlement of sales made on or before June 30, 2013 pursuant to KMR’s equity distribution agreement and KMP’s equity distribution agreement, respectively. KMR received net proceeds of $18 million from the issuance of these additional shares and KMP received net proceeds of $43 million from the issuance of these additional common units, and the combined proceeds were used to reduce the borrowings under KMP’s commercial paper program.

Noncontrolling Interests Distributions

On July 17, 2013, KMP declared a cash distribution of $1.32 per unit for the quarterly period ended June 30, 2013.
The distribution will be paid on August 14, 2013 to KMP’s unitholders of record as of July 31, 2013.

On July 17, 2013, EPB declared a cash distribution of $0.63 per unit for the quarterly period ended June 30, 2013. The distribution will be paid on August 14, 2013 to EPB’s unitholders of record as of July 31, 2013.

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

As part of the EP acquisition, we acquired power forward and swap contracts. We have entered into offsetting positions that eliminate the price risks associated with our power contracts. As part of the Copano acquisition, KMP acquired derivative contracts related to natural gas, natural gas liquids and crude oil. None of these derivatives are designated as accounting hedges.

Energy Commodity Price Risk Management

As of June 30, 2013, KMI and KMP had the following outstanding commodity forward contracts to hedge their forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(22.0)	million barrels
Natural gas fixed price	(32.8)	billion cubic feet
Natural gas basis	(32.8)	billion cubic feet
Derivatives not designated as hedging contracts
Crude oil fixed price	0.7	million barrels
Crude oil basis	(2.4)	million barrels
Natural gas fixed price	(0.5)	billion cubic feet
Natural gas basis	1.6	billion cubic feet
Natural gas liquids fixed price	0.5	million barrels

As of June 30, 2013, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017.

Kinder Morgan, Inc. Form 10-Q

Interest Rate Risk Management

As of June 30, 2013, KMI and KMP had a combined notional principal amount of $725 million and $4,550 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2013, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

As of December 31, 2012, KMI and KMP had a combined notional principal amount of $725 million and $5,525 million, respectively, of fixed-to-variable interest rate swap agreements. In June 2013, KMP terminated three fixed-to-variable swap agreements having a combined notional principal amount of $975 million, and received combined proceeds of $96 million from the early termination of these swap agreements.

Fair Value of Derivative Contracts

The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets. The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		June 30,	December 31,	June 30,	December 31,
		2013	2012	2013	2012
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Current-Fair value of derivative contracts	$37	$42	$(21)	$(18)
	Non-current-Fair value of derivative contracts	77	40	(16)	(11)
Subtotal		114	82	(37)	(29)
Interest rate swap agreements	Current-Fair value of derivative contracts	2	9	(6)	—
	Non-current-Fair value of derivative contracts	308	656	(43)	(1)
Subtotal		310	665	(49)	(1)
Total		424	747	(86)	(30)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Current-Fair value of derivative contracts	20	4	(1)	(3)
	Non-current-Fair value of derivative contracts	4	—	(1)	(1)
Subtotal		24	4	(2)	(4)
Power derivative contracts	Current-Fair value of derivative contracts	8	8	(55)	(59)
	Non-current-Fair value of derivative contracts	13	13	(98)	(120)
Subtotal		21	21	(153)	(179)
Total		45	25	(155)	(183)
Total derivatives		$469	$772	$(241)	$(213)

Kinder Morgan, Inc. Form 10-Q

Certain of our derivative contracts are subject to master netting agreements. As of June 30, 2013 and December 31, 2012, we presented the fair value of our derivative contracts on a gross basis on our accompanying consolidated balance sheets. The following tables present our derivative contracts subject to such netting agreements as of the dates indicated (in millions):

	Offsetting of financial assets and derivative assets
				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Amounts of assets presented in the balance sheet	Financial instruments	Cash collateral held(a)	Net amount
As of June 30, 2013:
Natural gas, crude and NGL derivative contracts	$138	$—	$138	$(26)	$(1)	$111
Power derivative contracts	$21	$—	$21	$(21)	$—	$—
Interest rate swap agreements	$310	$—	$310	$(10)	$—	$300
As of December 31, 2012:
Natural gas, crude and NGL derivative contracts	$86	$—	$86	$(17)	$—	$69
Power derivative contracts	$21	$—	$21	$(21)	$—	$—
Interest rate swap agreements	$665	$—	$665	$—	$—	$665

	Offsetting of financial liabilities and derivative liabilities
				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted(b)	Net amount
As of June 30, 2013:
Natural gas, crude and NGL derivative contracts	$(39)	$—	$(39)	$26	$—	$(13)
Power derivative contracts	$(153)	$—	$(153)	$21	$1	$(131)
Interest rate swap agreements	$(49)	$—	$(49)	$10	$—	$(39)
As of December 31, 2012:
Natural gas, crude and NGL derivative contracts	$(33)	$—	$(33)	$17	$5	$(11)
Power derivative contracts	$(179)	$—	$(179)	$21	$—	$(158)
Interest rate swap agreements	$(1)	$—	$(1)	$—	$—	$(1)
_______

(a)
Cash margin deposits held by KMP associated with its energy commodity contract positions and OTC swap agreements and reported within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

(b)
$1 million and $5 million of cash margin deposits posted by KMI and KMP, respectively, associated with energy commodity contract positions and OTC swap agreements and reported within “Other current assets” in our accompanying consolidated balance sheets.

Kinder Morgan, Inc. Form 10-Q

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include amounts associated with the offsetting entry for hedged debt, all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. These fair value adjustments to our debt balances included (i) $1,470 million at both June 30, 2013 and December 31, 2012, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $261 million and $664 million at June 30, 2013 and December 31, 2012, respectively, associated with the offsetting entry for hedged debt; (iii) $552 million and $490 million at June 30, 2013 and December 31, 2012, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $46 million and $33 million at June 30, 2013 and December 31, 2012, respectively, associated with unamortized debt discount amounts. As of June 30, 2013, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Effect of Derivative Contracts on the Income Statement

The following four tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and six months ended June 30, 2013 and 2012 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$(219)	$196	$(307)	$81
Total		$(219)	$196	$(307)	$81

Fixed rate debt	Interest expense	$219	$(196)	$307	$(81)
Total		$219	$(196)	$307	$(81)
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$55	$231	Revenues-Natural gas sales	$—	$1	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	8	(2)	Revenues-Product sales and other	9	—
			Gas purchases and other costs of sales	(5)	9	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	7	(3)	Interest expense	—	—	Interest Expense	—	—
Total	$62	$228	Total	$3	$8	Total	$9	$—

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$23	$145	Revenues-Natural gas sales	$—	$2	Revenues-Natural gas sales	$—	$—
			Revenues-Product sales and other	13	(23)	Revenues-Product sales and other	6	(3)
			Gas purchases and other costs of sales	(5)	6	Gas purchases and other costs of sales	—	—
Interest rate swap agreements	8	(3)	Interest expense	1	—	Interest Expense	—	—
Total	$31	$142	Total	$9	$(15)	Total	$6	$(3)
_______

(a)
We expect to reclassify an approximate $17 million gain associated with derivatives and included in our accumulated other comprehensive loss and noncontrolling interest balances as of June 30, 2013 into earnings during the next twelve months (when the associated forecasted transactions are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

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

Kinder Morgan, Inc. Form 10-Q

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Energy commodity derivative contracts	Revenues-Natural gas sales	$1	$—	$2	$—
	Revenues-Product sales and other	(5)	—	(3)	—
Total		$(4)	$—	$(1)	$—

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

Our OTC swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that from time to time losses will result from counterparty credit risk in the future.

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.   As of both June 30, 2013 and December 31, 2012, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, natural gas liquids and crude oil. As of June 30, 2013 and December 31, 2012, KMI had $200 million and $300 million, respectively, of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in their credit rating.  As of June 30, 2013, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $5 million of incremental collateral. As of June 30, 2013, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Changes in the components of our “Accumulated other comprehensive income (loss)” for the six months ended June 30, 2013 are summarized as follows (in millions):

Kinder Morgan, Inc. Form 10-Q

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjs.	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$7	$51	$(176)	$(118)
Other comprehensive income before reclassifications	20	(45)	—	(25)
Amounts reclassified from accumulated other comprehensive income	(5)	—	—	(5)
Net current-period other comprehensive income (loss)	15	(45)	—	(30)
Balance as of June 30, 2013	$22	$6	$(176)	$(148)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of June 30, 2013 and December 31, 2012, based on the three levels established by the Codification.  The fair values of our current and non-current asset and liability derivative contracts are each reported separately as “Fair value of derivative contracts” in the respective sections of our accompanying consolidated balance sheets. The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which are reported within “Other current assets” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets (in millions).

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2013
Energy commodity derivative contracts(a)	$159	$14	$89	$56
Interest rate swap agreements	$310	$—	$310	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$107	$3	$76	$28
Interest rate swap agreements	$665	$—	$665	$—

Kinder Morgan, Inc. Form 10-Q

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of June 30, 2013
Energy commodity derivative contracts(a)	$(192)	$(4)	$(18)	$(170)
Interest rate swap agreements	$(49)	$—	$(49)	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$(212)	$(3)	$(26)	$(183)
Interest rate swap agreements	$(1)	$—	$(1)	$—
_______

(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of WTI options, WTI basis swaps, natural gas liquids options and power derivative contracts.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and six months ended June 30, 2013 and 2012 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives-net asset (liability)
Beginning of Period	$(142)	$(3)	$(155)	$7
Total gains or (losses)
Included in earnings	(6)	(3)	(1)	(1)
Included in other comprehensive loss	1	28	—	6
Purchases(a)	18	(246)	18	(243)
Settlements	15	4	24	11
End of Period	$(114)	$(220)	$(114)	$(220)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$1	$(4)	$4	$(3)
_________

(a)
2012 purchases include a net liability of $246 million of Level 3 energy commodity derivative contracts associated with the EP acquisition. 2013 purchases include a net asset of $18 million of Level 3 energy commodity derivative contracts associated with the Copano acquisition.

As of June 30, 2013, our Level 3 derivative assets and liabilities consisted primarily of WTI options, WTI basis swaps, natural gas liquids options and power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

The significant unobservable inputs used in the fair value measurement of our power derivative contracts are illiquid pricing points. As the delivery points in our power contracts are in an illiquid market and not actively traded, we adjust the Pennsylvania-New Jersey-Maryland (PJM) forward curves by the difference between the 12-month rolling average of actual settled prices at delivery points in the PJM East region. As of June 30, 2012, the adjusted prices over the contract term ranged from $24.14 per MW/h to $57.13 per MW/h. However, we have entered into offsetting positions that eliminate the price risks associated with our PJM power contracts. Significant increases (decreases) in these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Kinder Morgan, Inc. Form 10-Q

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$35,546	$35,862	$34,401	$36,720

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both June 30, 2013 and December 31, 2012.

7.  Reportable Segments

We operate the following reportable business segments.  These segments and their principal sources of revenues are as follows:

•	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and natural gas liquids;

•
CO2—KMP—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel, natural gas liquids, crude and condensate, and bio-fuels;

•	Terminals—KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

•
Kinder Morgan Canada—KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, and the state of Washington. As further described in Note 2, Kinder Morgan Canada divested its interest in the Express pipeline system effective March 14, 2013; and

•
Other—primarily includes several physical natural gas contracts with power plants associated with EP’s legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028.

We evaluate performance principally based on each segment’s earnings before depreciation, depletion and amortization expenses (including amortization of excess cost of equity investments), which excludes general and administrative expenses, third-party debt costs and interest expense, unallocable interest income, and unallocable income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision makers organize their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and marketing strategies.

Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Natural Gas Pipelines
Revenues from external customers(a)	$2,054	$1,000	$3,809	$1,794
Intersegment revenues	—	—	1	—
CO2–KMP	460	413	889	830
Products Pipelines–KMP	443	331	897	554
Terminals–KMP
Revenues from external customers	343	342	680	683
Intersegment revenues	1	1	1	1
Kinder Morgan Canada–KMP	75	73	147	146
Other	(2)	(1)	2	(1)
Total segment revenues	3,374	2,159	6,426	4,007
Other revenues	9	9	18	18
Less: Total intersegment revenues	(1)	(1)	(2)	(1)
Total consolidated revenues	$3,382	$2,167	$6,442	$4,024

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(a)	$1,421	$423	$2,317	$650
CO2–KMP	358	327	700	661
Products Pipelines–KMP(c)	12	166	197	340
Terminals–KMP	206	195	392	381
Kinder Morgan Canada–KMP(d)	50	52	243	102
Other	(5)	(3)	(1)	(3)
Total segment EBDA	2,042	1,160	3,848	2,131
Total segment depreciation, depletion and amortization	(442)	(333)	(854)	(607)
Total segment amortization of excess cost of investments	(9)	(2)	(18)	(4)
Other revenues	9	9	18	18
General and administrative expenses	(183)	(501)	(323)	(630)
Unallocable interest and other, net of unallocable interest income	(428)	(298)	(837)	(480)
Unallocable income tax (expense) benefit	(208)	2	(395)	(86)
Loss from discontinued operations, net of tax	—	(280)	(2)	(658)
Total consolidated net income (loss)	$781	$(243)	$1,437	$(316)

Kinder Morgan, Inc. Form 10-Q

	June 30, 2013	December 31, 2012
Assets
Natural Gas Pipelines	$51,894	$46,600
CO2–KMP	4,580	4,148
Products Pipelines–KMP	6,360	6,089
Terminals–KMP	6,384	5,931
Kinder Morgan Canada–KMP	1,628	1,724
Other	564	601
Total segment assets	71,410	65,093
Corporate assets(e)	2,678	2,854
Assets held for sale(f)	32	298
Total consolidated assets	$74,120	$68,245
_______

(a)
Increases in the three and six month 2013 amounts versus the three and six month 2012 amounts reflect (i) our May 25, 2012 acquisition of EP; (ii) KMP’s acquisition of Copano; and (iii) recognition of a $558 million non-cash gain in the second quarter of 2013 from the remeasurement of net assets to fair value. See Note 2 for further discussion.

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(c)
Three and six month 2013 amounts include increases in expense of $162 million and $177 million, respectively, associated with adjustments to certain legal liabilities related to both transportation rate case and environmental matters.

(d)	Six month 2013 amount includes a $141 million increase in earnings from the after-tax gain on the sale of KMP’s investments in the Express pipeline system.

(e)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

(f)	2012 amount primarily represents amounts attributable to KMP’s Express pipelines system and our ownership interest in the Bolivia to Brazil Pipeline as of December 31, 2012.

8.  Related Party Transactions

Affiliated Balances

The following table summarizes our balance sheet affiliate balances (in millions):

	June 30, 2013	December 31, 2012
Balance sheet location
Accounts receivable, net	$30	$25
Assets held for sale (a)	—	114
Other current assets	2	14
Deferred charges and other assets	48	48
	$80	$201

Current portion of debt – KMP and EPB (b)	$5	$5
Accounts payable	9	11
Long-term debt - Outstanding - KMP and EPB (b)	171	173
	$185	$189
_______
(a)2012 amount related to KMP’s equity investment in the Express pipeline system (see Note 2).
(b)EPB has financing obligations payable to WYCO

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation. KMP owns a 51.17% equity interest in Plantation and their proportionate share of the outstanding principal amount of the note receivable was $49

Kinder Morgan, Inc. Form 10-Q

million as of both June 30, 2013 and December 31, 2012. The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016. We included $1 million of this note receivable balance within “Other current assets,” on our accompanying consolidated balance sheets as of both June 30, 2013 and December 31, 2012, and we included the remaining outstanding balance within “Deferred charges and other assets.”

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

9. Pension and Other Postretirement Benefit Plans

Kinder Morgan, Inc.

The components of net benefit (credit) cost for our pension and other postretirement benefit (OPEB) plans, not including KMP and EPB’s plans, are as follows (in millions):

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$6	$4	$—	$1	$12	$7	$—	$1
Interest cost	23	12	5	3	46	16	10	4
Expected return on assets	(44)	(20)	(2)	(2)	(88)	(26)	(4)	(3)
Amortization of prior service costs	1	—	—	—	1	—	—	—
Amortization of net actuarial loss (gain)	—	3	2	1	—	5	3	2
Settlement (gain) loss (a)	—	—	—	—	(3)	—	—	—
Net benefit (credit) cost	$(14)	$(1)	$5	$3	$(32)	$2	$9	$4
_______

(a)	Reflects the gain recognized upon the February 2013 settlement of our obligations under the El Paso Supplemental Executive Retirement Plan.

10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income tax expense	$225	$9	$504	$105
Effective tax rate	22%	19%	26%	23%

Total tax expense for the six months ended June 30, 2013 is approximately $504 million resulting in an effective tax rate of 26% for continuing operations, as compared with $105 million tax expense and an effective tax rate of 23% for the same period of 2012. The effective tax rate for the six months ended June 30, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s and EPB’s income tax provision; (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus Corporation); and (iii) the tax impact of a decrease in our deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets and

Kinder Morgan, Inc. Form 10-Q

KMP’s acquisition of Copano. These decreases are partially offset by state income taxes and a change in nondeductible goodwill related to our investment in KMP.

Total tax expense for the three months ended June 30, 2013 is approximately $225 million resulting in an effective tax rate of 22% for continuing operations, as compared with $9 million tax expense and an effective tax rate of 19% for the same period of 2012. The effective tax rate for the three months ended June 30, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provision; (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline; and (iii) the tax impact of a decrease in the deferred state tax rate as a result of the acquisition of Copano. These decreases are partially offset by state income taxes and a change in nondeductible goodwill related to our investment in KMP.

The effective tax rate for the six months ended June 30, 2012 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB's income tax provisions; (ii) dividend-received deductions from our 20% investment in NGPL and 50% investment in Florida Gas Pipeline; (iii) the adjustment to the deferred tax liability related to our investment in KMR; and (iv) the tax impact of recording a deferred tax asset related to our state net operating losses. These decreases are partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the acquisition of EP; (iii) an adjustment to the deferred tax liability related to non tax-deductible losses recorded to our investment in KMP; and (iv) the tax impact of an increase in the deferred state tax rate as a result of the acquisition of EP.

The effective tax rate for the three months ended June 30, 2012 is lower than the statutory federal rate of 35% primarily due to the same reasons explained above for the six months ended June 30, 2012, plus adjustments to our income tax reserve for uncertain tax positions.

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

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and EPNG are subject to a number of ongoing proceedings at the FERC. A substantial portion of our legal reserves relate to these FERC cases and the California Public Utilities Commission (CPUC) cases described below them.

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). If the shippers are successful in proving their claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance we may include in our rates. With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds. However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to other pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.

Kinder Morgan, Inc. Form 10-Q

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the
“2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (“Opinion 517”) in May 2012 and
EPNG implemented certain aspects of that decision. The FERC subsequently issued an order requiring EPNG to decrease its rates related to the 2010 rate case in accordance with Opinion 517. EPNG has sought rehearing on that order as well as
Opinion 517. With respect to the 2010 rate case, the presiding administrative law judge issued an initial decision in June
2012. This initial decision is currently being reviewed by the FERC. EPNG is pursuing settlement with its shippers in both open rate cases and believes the accruals established for these matters are adequate.

California Public Utilities Commission (“CPUC”) Proceedings

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers, (the “Long” cases). The decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses and refund liability, which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court has recently denied SFPP's petition. SFPP is currently assessing the precise impact of the ruling and its options, including an appeal to the California Supreme Court.

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC. The matter has been submitted subject to the filing of briefs due August 9, 2013 with a decision expected in the fourth quarter of 2013.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC. As of June 30, 2013, KMP believes its total legal reserve, including an adjustment of the reserve made in the second quarter of 2013 related in part to this matter is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on its business, financial position or results of operations. We do not expect any reparations that KMP would pay in this matter to impact KMP’s $5.33 per unit cash distributions it expects to pay to its limited partners for 2013.

Copano Shareholders’ Litigation

Three putative class action lawsuits were filed in connection with KMP’s merger with Copano: (i) Schultes v. Copano Energy, L.L.C., et al. (Case No. 06966), in the District Court of Harris County, Texas, which is referred to as the Texas State Action; (ii) Bruen v. Copano Energy, L.L.C., et al. (Case No. 4:13-CV-00540) in the United States District Court for the Southern District of Texas, which is referred to as the Texas Federal Action; and (iii) In re Copano Energy, L.L.C. Shareholder Litigation, Case No. 8284-VCN in the Court of Chancery of the State of Delaware, which is referred to as the Delaware Action, which reflects the consolidation of three actions originally filed in the Court of Chancery. The Texas State Action, the Texas Federal Action and the Delaware Action are collectively referred to as the “Actions.”

Kinder Morgan, Inc. Form 10-Q

The Actions name Copano, R. Bruce Northcutt, William L. Thacker, James G. Crump, Ernie L. Danner, T. William Porter, Scott A. Griffiths, Michael L. Johnson, Michael G. MacDougall, KMGP, KMP and Merger Sub as defendants. The Actions are purportedly brought on behalf of a putative class seeking to enjoin the merger and allege, among other things, that the members of Copano’s board of directors breached their fiduciary duties by agreeing to sell Copano for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Copano, KMP, KMGP, and Merger Sub aided and abetted such alleged breaches. In addition, the plaintiffs in each of the Texas State Action and the Delaware Action allege that the Copano directors breached their duty of candor to unitholders by failing to provide the unitholders with all material information regarding the merger and/or made misstatements in the preliminary proxy statement. The plaintiffs in the Texas Federal Action also assert a claim under the federal securities laws alleging that the preliminary proxy statement omits and/or misrepresents material information in connection with the merger.

On April 21, 2013, the parties in all the Actions executed a Memorandum of Understanding pursuant to which Copano agreed to make certain additional disclosures concerning the merger in a Form 8-K, which Copano filed on April 22, 2013, and the plaintiffs agreed to enter into a stipulation of settlement providing for full settlement and dismissal with prejudice of each of the Actions. The parties then prepared and filed a Stipulation of Settlement with the Delaware Chancery Court and on June 28, 2013, Copano announced that it had reached an agreement with the plaintiffs to settle all claims asserted against all defendants. The settlement does not require the defendants to pay any monetary consideration to the proposed settlement class, and is subject to, among other conditions, approval of the Delaware Chancery Court. A settlement hearing has been scheduled for September 9, 2013.

Other Commercial Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $15 million, subject to annual consumer price index increases. SFPP intends to appeal the judge’s determination, but if that determination is upheld, SFPP would owe approximately $75 million in back rent. Accordingly, during 2011, KMP increased its rights-of-way liability to cover this liability amount. In addition, the judge determined that UPRR is entitled to an estimated $20 million for interest on the outstanding back rent liability.  KMP believes the award of interest is without merit and it is pursuing its appellate rights.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance of Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. SFPP is evaluating its post-trial and appellate options.

Since SFPP does not know UPRR's plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on KMP's financial position, its results of operations, its cash flows, and KMP's distributions to its limited partners.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by Kinder Morgan Bulk Terminals, Inc (KMBT).  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually

Kinder Morgan, Inc. Form 10-Q

obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. Trial is scheduled to begin on November 12, 2013.
Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.
In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”) and May 2013 (“Brinckerhoff III”), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., EPB’s general partner, and the directors of its general partner. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010 and May 2012 drop down transactions involving EPB's purchase of SLNG, Elba Express, CPG and interest in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration EPB paid was excessive. Defendants' motion to dismiss in Brinckerhoff I was denied in part. Brinckerhoff I and II have been consolidated into one proceeding. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.
Allen v. El Paso Pipeline GP Company, L.L.C., et al.
In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB's general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to EPB of a 25% ownership interest in SNG. Defendants' motion to dismiss was denied. Defendants continue to believe this action is without merit and intend to defend against it vigorously.
Price Reporting Litigation

Beginning in 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that EP, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which are pending in federal court in Nevada, were dismissed, however, on April 10, 2013, the 9th Circuit Court of Appeals reversed this dismissal and remanded the cases to the Nevada court. We intend to file a petition for writ of certiorari with the U.S. Supreme Court, and the matter has been stayed pending the filing of such petition. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

General

As of June 30, 2013 and December 31, 2012, our total reserve for legal fees, transportation rate cases and other potential litigation liabilities was $612 million and $425 million, respectively.  The reserve primarily relates to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates. The overall change in the reserve from December 31, 2012 includes a $177 million increase in expense in the first half of 2013 associated with KMP’s interstate and California intrastate transportation rate case liability adjustments.

Environmental Matters

We and our subsidiaries are subject to environmental cleanup and enforcement actions from time to time. In particular, the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to federal, state and local laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable

Kinder Morgan, Inc. Form 10-Q

environmental law and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and CO2 field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.
We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. Specifically, we are involved in matters including incidents at terminal facilities in New Jersey and Texas involving the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) and the Texas Commission on Environmental Quality, respectively, which may result in fines and penalties for alleged violations. We do not believe that these alleged violations will have a material adverse effect on our business, financial position, results of operations or dividends to our shareholders.
We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs. We have established a reserve to address the costs associated with the cleanup.
In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, natural gas liquids, natural gas and CO2.

Colorado Oil and Gas Conservation Commission Inspections

In Fall 2012, the Colorado Oil and Gas Conservation Commission (COGCC) performed inspections at multiple well sites in Southwestern Colorado owned by Kinder Morgan CO2 Company, L.P. and some of these inspections resulted in alleged violations of COGCC’s rules.   Kinder Morgan took immediate steps to correct the alleged deficiencies and has engaged COGCC and other agencies in its efforts to maintain compliance. In June 2013, the parties settled the matter through an Administrative Order on Consent under which Kinder Morgan agreed to pay $220,000 of which up to $80,000 may be paid toward a public project. Other than completion of the agreed public project, this matter is resolved and no further actions are anticipated.

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third-Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05

The New Jersey Department of Environmental Protection (NJDEP) sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a/ Kinder Morgan Liquids Terminals LLC) (KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third party defendants in 2009.  Recently, KMLT, as part of a joint defense group, entered a settlement agreement (Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment, get a contribution bar against first party defendants Occidental, Maxus and Tierra in addition to a release. This third-party Consent Judgment was published in the New Jersey Register for a 60-day comment period and no significant comments were received. Additionally, the NJDEP has reached an agreement for a settlement with Maxus and Tierra. Occidental is not part of the settlement. As part of this settlement, these defendants agreed to dismiss all direct claims against third-party defendants and to not oppose the third-party settlement. This settlement agreement has been published in the New Jersey Register and is in the middle of a 60-day comment period. All discovery and trial proceedings are stayed during settlement negotiations.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA sent out General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT).  At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor.  Portland Harbor is listed on the National Priorities List and is designated as a

Kinder Morgan, Inc. Form 10-Q

Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group.  The LWG agreed to conduct the Remedial Investigation and Feasibility Study leading to the proposed remedy for cleanup of the Portland Harbor site.  Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs.  This is a non-judicial allocation process.  KMP is participating in the allocation process on behalf of both KMLT and KMBT.  Each entity has two facilities located in Portland Harbor.  KMP expects the allocation to conclude in 2014 and the EPA to issue its Record of Decision in 2015. It is anticipated that the cleanup activities would begin within one year of the issuance of the Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

This is a CERCLA case brought against a number of defendants by a water purveyor whose wells have allegedly been contaminated due to the presence of a number of contaminants.  The Roosevelt Irrigation District is seeking up to $175 million from approximately 70 defendants.  The plume of contaminants has traveled under KMP’s Phoenix Terminal.  The plaintiffs have advanced a novel theory that the releases of petroleum from the Phoenix Terminal (which are exempt under the petroleum exclusion under CERCLA) have facilitated the natural degradation of certain hazardous substances and thereby have resulted in a release of hazardous substances regulated under CERCLA.  KMP is part of a joint defense group consisting of other terminal operators at the Phoenix Terminal including Chevron, BP, Salt River Project, Shell and a number of others, collectively referred to as the terminal defendants.  Together, the terminal defendeants filed a motion to dismiss all claims based on the petroleum exclusion under CERCLA.  This case was assigned to a new judge, who has deemed all previous motions withdrawn and will grant leave to re-file such motions at a later date.  The parties are currently finalizing a stipulated case management order.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remained stayed following the last case management conference in March 2013. During the stay, the parties deemed responsible by the local regulatory agency (including the City of Los Angeles) have worked with that agency concerning the scope of the required cleanup. We anticipate that cleanup activities by the Port at the site will begin in the summer of 2013. On April 9, 2013, KMLT and the Port of Los Angeles entered into a Settlement and Release Agreement the terms of which provide for the dismissal of the litigation by the Port upon the payment by KMLT of 60% of the Port’s costs to remediate the former terminal site; the amount of payment not to exceed $15 million. The Court approved the parties’ Good Faith Settlement motion in the Superior Court and dismissed the case. Further, according to terms of the Settlement and Release, we received a 5-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property.

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

Kinder Morgan, Inc. Form 10-Q

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

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties' summary adjudication motions.  The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims.  On January 25, 2013, the Court issued its final order reaffirming in all respects its tentative rulings and rendered judgment in favor of all defendants on all claims asserted by the City.

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the United States Court of Appeals for the Ninth Circuit. The City filed its Opening Brief in the appeal on June 28, 2013. KMP was granted a 30-day extension and will file a response by August 28, 2013.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  SFPP continues to conduct an extensive remediation effort at the City's stadium property site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the California Regional Water Quality Control Board's (RWQCB) approval of KMP’s permit request to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego's municipal storm sewer system. This will include KMP as a real party in interest. Following the completion of the administrative record by the RWQCB, KMP has 30 days to respond to the writ.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the United States to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In February 2013, the EPA delivered a proposed Administrative Order on Consent and proposed Scope of Work regarding the government’s proposed next steps to investigate the mines. We are negotiating the terms and conditions of both the Administrative
Order on Consent and the Scope of Work. We are also seeking contribution from the United States toward the cost of environmental activities associated with the mines, given its pervasive control over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, NJ

On April 4, 2013 the PHMSA, Office of Pipeline Safety (OPS) issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) associated with an inspection at the KMLT, Carteret, NJ location on March 15, 2011. The PHMSA inspection followed a release and fire that occurred during a maintenance activity on March 14, 2011.

Kinder Morgan, Inc. Form 10-Q

PHMSA is proposing a $500,000 penalty associated with procedural and infrastructure issues that may have contributed to the March 14, 2011 incident. KMLT has been working on addressing the proposed corrective actions since before the NOPV was issued and is currently negotiating the proposed penalty.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (“Flood Protection Authority”) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately one hundred energy companies, alleging that defendants' drilling, dredging, pipeline and industrial operations since the 1930's have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff.  The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract.  Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows.  As of June 30, 2013 and December 31, 2012, we have accrued a total reserve for environmental liabilities in the amount of $402 million and $421 million, respectively, of which $233 million and $253 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of June 30, 2013 and December 31, 2012, we have recorded a receivable of $21 million and $22 million, respectively, for expected cost recoveries that have been deemed probable.
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
Commitments
Capital Contributions for Elba Island Liquefaction Project
In January 2013, SLC, a subsidiary of EPB, and Shell G&P, a subsidiary of Shell, formed ELC, EPB’s equity method investment, to develop and own a natural gas liquefaction plant at SLNG's existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. EPB’s portion of the capital expenditures for Phase I of the project is estimated to be approximately $850 million, which includes capital expenditures expected for ancillary facilities on Elba Express and SLNG. Phase I of the project requires no additional Department of Energy (DOE) approval.

12.  Regulatory Matters and Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  We included the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits” respectively, in our accompanying consolidated balance sheets. The recovery period for these regulatory assets is approximately one year to forty-two years.

The following table summarizes our regulatory asset and liability balances (in millions):

Kinder Morgan, Inc. Form 10-Q

	June 30, 2013	December 31, 2012
Current regulatory assets	$54	$62
Non-current regulatory assets	390	402
Total Regulatory Assets	$444	$464

Current regulatory liabilities	$120	$7
Non-current regulatory liabilities	372	113
Total Regulatory Liabilities(a)	$492	$120

(a)
During the three months ended June 30, 2013, we began applying regulatory accounting to another one of KMP’s pipeline systems due to a newly negotiated long-term tolling agreement approved by the system’s regulator that went into effect in April 2013. The primary impact of applying regulatory accounting was the reclassification of approximately $362 million of current and long-term deferred credits to regulatory liabilities, of which $115 million remains classified as current. KMP expects this regulatory liability to be refunded to rate-payers over approximately the next four years.

More information about our regulatory matters can be found in Note 17 “Regulatory Matters” to our consolidated financial statements included in our 2012 Form 10-K.

13. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2013 (including (i) ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities;” (ii) ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment;” (iii) ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities;” and (iv) ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”) had a material impact on our consolidated financial statements.  More information about the four ASUs listed above can be found in Note 18 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2012 Form 10-K.
On March 5, 2013 the FASB issued ASU No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)." This ASU amends the FASB's Accounting Standards Codification (ASC) 830, "Foreign Currency Matters," and ASC 810, "Consolidation," to address diversity in practice related to the release of cumulative translation adjustments (CTA) into earnings upon the occurrence of certain derecognition events. ASU No. 2013-05 precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity; however, derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. ASU No. 2013-05 also amends ASC 805, "Business Combinations," for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. ASU No. 2013-05 is effective for fiscal years beginning after December 15, 2013 (January 1, 2014 for us). It should be applied prospectively, and prior periods should not be adjusted. Early adoption is permitted as of the beginning of the entity's fiscal year. We are currently reviewing the effects of ASU No. 2013-05.

14.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2013 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

Kinder Morgan, Inc. Form 10-Q

	June 30, 2013	December 31, 2012 (a)
Cash and cash equivalents - KMI (b)	$141	$71
Cash and cash equivalents - KMP	656	529
Cash and cash equivalents - EPB	220	114
Cash and cash equivalents	$1,017	$714

Property, plant and equipment, net–KMI (b)	$2,670	$2,735
Property, plant and equipment, net–KMP	26,023	22,330
Property, plant and equipment, net–EPB	5,906	5,931
Property, plant and equipment, net	$34,599	$30,996

Goodwill–KMI (b)	$17,939	$18,193
Goodwill–KMP	6,532	5,417
Goodwill–EPB	22	22
Goodwill	$24,493	$23,632

Current portion of debt–KMI (b)	$1,901	$1,153
Current portion of debt–KMP	1,899	1,155
Current portion of debt–EPB	164	93
Current portion of debt	$3,964	$2,401

Long-term debt outstanding–KMI (b)	$7,726	$9,148
Long-term debt outstanding–KMP	17,338	15,907
Long-term debt outstanding–EPB (c)	4,181	4,254
Long-term debt outstanding	$29,245	$29,309
_______

(a)	Retrospectively adjusted as discussed in Note 2.

(b)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(c)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both June 30, 2013 and December 31, 2012.

15. Guarantee of Securities of Subsidiaries

KMI has guaranteed the payment of El Paso LLC’s (formerly known as El Paso Corporation) outstanding senior notes. These notes are also guaranteed by El Paso Holdco LLC (“El Paso Holdco”), El Paso LLC’s direct parent. El Paso Issuing Corporation (“Finance Corp”), a direct subsidiary of El Paso LLC, is the co-issuer of these notes. As of both June 30, 2013 and December 31, 2012, approximately $4.0 billion in aggregate principal amount of these series of El Paso LLC senior notes (referred to as the “Guaranteed Notes”) is outstanding. Finance Corp’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of El Paso LLC as issuer. Subject to the limitations set forth in the applicable supplemental indentures, the guarantees of KMI and El Paso Holdco are full and unconditional and joint and several, and guarantee the Guaranteed Notes through their respective maturity dates, the latest of which is in 2037. Finance Corp has no subsidiaries and no independent assets or operations. A significant amount of KMI’s and El Paso Holdco’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet KMI’s and El Paso Holdco’s debt service and/or guarantee obligations are provided in large part by distributions or advances from their subsidiaries. Included among the non-guarantor subsidiaries are KMP, KMR and EPB, along with Kinder Morgan G.P., Inc., the general partner of KMP and El Paso Pipeline GP Company, L.L.C., the general partner of EPB. In the following unaudited condensed consolidating financial information, KMI is “Parent Guarantor,” El Paso Holdco is the “Guarantor Subsidiary” and El Paso LLC and Finance Corp are the “Subsidiary Issuers.” The Guarantor Subsidiary and both of the Subsidiary Issuers are 100% owned by KMI.

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of June 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$108	$—	$1	$908	$—	$1,017
All other current assets	678	10	85	2,540	(558)	2,755
Property, plant and equipment, net	16	—	—	34,583	—	34,599
Investments	—	—	—	6,085	—	6,085
Investments in affiliates	20,531	10,732	6,454	—	(37,717)	—
Goodwill	—	—	8,062	16,431	—	24,493
Notes receivable from affiliates	1	—	—	1,993	(1,994)	—
Deferred charges and all other assets	234	—	866	4,911	(840)	5,171
Total assets	$21,568	$10,742	$15,468	$67,451	$(41,109)	$74,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,354	$—	$397	$2,213	$—	$3,964
All other current liabilities	209	80	178	3,460	(558)	3,369
Long-term debt	1,873	—	4,023	25,686	—	31,582
Notes payable to affiliates	1,993	—	—	1	(1,994)	—
Deferred income taxes	1,956	—	—	2,997	(840)	4,113
All other long-term liabilities	529	—	164	1,860	—	2,553
Total liabilities	7,914	80	4,762	36,217	(3,392)	45,581

Stockholders’ equity
Total KMI equity	13,654	10,662	10,706	15,973	(37,341)	13,654
Noncontrolling interests	—	—	—	15,261	(376)	14,885
Total stockholders’ equity	13,654	10,662	10,706	31,234	(37,717)	28,539
Total liabilities and stockholders’ equity	$21,568	$10,742	$15,468	$67,451	$(41,109)	$74,120

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of December 31, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$3	$—	$45	$666	$—	$714
All other current assets	813	27	123	9,322	(7,325)	2,960
Property, plant and equipment, net	8	—	—	30,988	—	30,996
Investments	—	—	19	5,785	—	5,804
Investments in affiliates	20,053	11,190	13,232	—	(44,475)	—
Goodwill	—	—	8,059	15,573	—	23,632
Notes receivable from affiliates	1,555	—	—	2,095	(3,650)	—
Deferred charges and all other assets	202	—	1,158	3,912	(1,133)	4,139
Total assets	$22,634	$11,217	$22,636	$68,341	$(56,583)	$68,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,035	$—	$115	$1,251	$—	$2,401
All other current liabilities	196	383	6,741	2,832	(7,325)	2,827
Long-term debt	3,068	—	4,378	24,554	—	32,000
Notes payable to affiliates	1,764	296	35	1,555	(3,650)	—
Deferred income taxes	2,095	—	—	3,109	(1,133)	4,071
All other long term liabilities	610	—	169	2,067	—	2,846
Total liabilities	8,768	679	11,438	35,368	(12,108)	44,145

Stockholders’ equity
Total KMI equity	13,866	10,538	11,198	22,580	(44,316)	13,866
Noncontrolling interests	—	—	—	10,393	(159)	10,234
Total stockholders’ equity	13,866	10,538	11,198	32,973	(44,475)	24,100
Total liabilities and stockholders’ equity	$22,634	$11,217	$22,636	$68,341	$(56,583)	$68,245

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$3,381	$(8)	$3,382

Costs, expenses and other
Costs of sales	—	—	—	1,254	—	1,254
Depreciation, depletion and amortization	1	—	—	441	—	442
Other operating expenses	6	—	—	913	(8)	911
Total costs, expenses and other	7	—	—	2,608	(8)	2,607

Operating income	2	—	—	773	—	775

Other income (expense)
Earnings from equity investments	334	39	113	93	(486)	93
Interest, net	(71)	—	(68)	(288)	—	(427)
Amortization of excess cost of equity investments and other, net	(1)	—	1	565	—	565

Income from continuing operations before income taxes	264	39	46	1,143	(486)	1,006

Income tax benefit (expense)	13	—	(7)	(231)	—	(225)

Net income	277	39	39	912	(486)	781

Net income attributable to noncontrolling interests	—	—	—	(540)	36	(504)

Net income attributable to controlling interests	$277	$39	$39	$372	$(450)	$277

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$8	$—	$—	$2,159	$—	$2,167

Costs, expenses and other
Costs of sales	—	—	—	637	—	637
Depreciation, depletion and amortization	—	—	—	333	—	333
Other operating expenses	168	—	64	705	—	937
Total costs, expenses and other	168	—	64	1,675	—	1,907

Operating (loss) income	(160)	—	(64)	484	—	260

Other income (expense)
Earnings from equity investments	57	(76)	(32)	72	51	72
Interest, net	(84)	—	(14)	(193)	—	(291)
Amortization of excess cost of equity investments and other, net	(3)	—	(1)	9	—	5

(Loss) income from continuing operations before income taxes	(190)	(76)	(111)	372	51	46

Income tax benefit (expense)	65	—	35	(109)	—	(9)

(Loss) income from continuing operations	(125)	(76)	(76)	263	51	37

Loss from discontinued operations, net of tax	(1)	—	—	(279)	—	(280)

Net loss	(126)	(76)	(76)	(16)	51	(243)

Net loss attributable to noncontrolling interests	—	—	—	127	(10)	117

Net (loss) income attributable to controlling interests	$(126)	$(76)	$(76)	$111	$41	$(126)

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$18	$—	$—	$6,439	$(15)	$6,442

Costs, expenses and other
Costs of sales	—	—	—	2,224	—	2,224
Depreciation, depletion and amortization	1	—	—	853	—	854
Other operating expenses	9	—	(3)	1,578	(15)	1,569
Total costs, expenses and other	10	—	(3)	4,655	(15)	4,647

Operating income	8	—	3	1,784	—	1,795

Other income (expense)
Earnings from equity investments	673	77	255	194	(1,005)	194
Interest, net	(136)	—	(174)	(519)	—	(829)
Amortization of excess cost of equity investments and other, net	(1)	—	—	784	—	783

Income from continuing operations before income taxes	544	77	84	2,243	(1,005)	1,943

Income tax benefit (expense)	25	—	(7)	(522)	—	(504)

Income from continuing operations	569	77	77	1,721	(1,005)	1,439

Loss from discontinued operations, net of tax	—	—	—	(2)	—	(2)

Net income	569	77	77	1,719	(1,005)	1,437

Net income attributable to noncontrolling interests	—	—	—	(928)	60	(868)

Net income attributable to controlling interests	$569	$77	$77	$791	$(945)	$569

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$17	$—	$—	$4,007	$—	$4,024

Costs, expenses and other
Costs of sales	—	—	—	1,217	—	1,217
Depreciation, depletion and amortization	—	—	—	607	—	607
Other operating expenses	190	—	64	1,170	—	1,424
Total costs, expenses and other	190	—	64	2,994	—	3,248

Operating (loss) income	(173)	—	(64)	1,013	—	776

Other income (expense)
Earnings from equity investments	115	(76)	(32)	137	(7)	137
Interest, net	(132)	—	(14)	(324)	—	(470)
Amortization of excess cost of equity investments and other, net	(2)	—	(1)	7	—	4

(Loss) income from continuing operations before income taxes	(192)	(76)	(111)	833	(7)	447

Income tax benefit (expense)	88	—	35	(228)	—	(105)

(Loss) income from continuing operations	(104)	(76)	(76)	605	(7)	342

Loss from discontinued operations, net of tax	(1)	—	—	(657)	—	(658)

Net loss	(105)	(76)	(76)	(52)	(7)	(316)

Net loss attributable to noncontrolling interests	—	—	—	228	(17)	211

Net (loss) income attributable to controlling interests	$(105)	$(76)	$(76)	$176	$(24)	$(105)

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$277	$39	$39	$912	$(486)	$781
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	36	7	7	60	(48)	62
Reclassification of change in fair value of derivatives to net income	(1)	—	—	(3)	1	(3)
Foreign currency translation adjustments	(28)	—	—	(53)	27	(54)
Adjustments to pension and other postretirement benefit plan liabilities	1	—	—	(1)	1	1
Total other comprehensive income	8	7	7	3	(19)	6
Comprehensive income	285	46	46	915	(505)	787
Comprehensive income attributable to noncontrolling interests	—	—	—	502	—	502
Comprehensive income attributable to controlling interests	$285	$46	$46	$413	$(505)	$285

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended June 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net loss	$(126)	$(76)	$(76)	$(16)	$51	$(243)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	89	(3)	(3)	224	(79)	228
Reclassification of change in fair value of derivatives to net income	(3)	—	—	(8)	3	(8)
Foreign currency translation adjustments	(13)	—	—	(31)	13	(31)
Adjustments to pension and other postretirement benefit plan liabilities	13	13	13	13	(39)	13
Total other comprehensive income	86	10	10	198	(102)	202
Comprehensive (loss) income	(40)	(66)	(66)	182	(51)	(41)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(1)	—	(1)
Comprehensive (loss) income attributable to controlling interests	$(40)	$(66)	$(66)	$183	$(51)	$(40)

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$569	$77	$77	$1,719	$(1,005)	$1,437
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	20	8	8	30	(35)	31
Reclassification of change in fair value of derivatives to net income	(5)	(1)	(1)	(9)	7	(9)
Foreign currency translation adjustments	(45)	—	—	(85)	43	(87)
Adjustments to pension and other postretirement benefit plan liabilities	—	(3)	(3)	(2)	8	—
Total other comprehensive loss	(30)	4	4	(66)	23	(65)
Comprehensive income	539	81	81	1,653	(982)	1,372
Comprehensive income attributable to noncontrolling interests	—	—	—	833	—	833
Comprehensive income attributable to controlling interests	$539	$81	$81	$820	$(982)	$539

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Six Months Ended June 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net loss	$(105)	$(76)	$(76)	$(52)	$(7)	$(316)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	55	(3)	(3)	138	(45)	142
Reclassification of change in fair value of derivatives to net income	6	—	—	15	(6)	15
Foreign currency translation adjustments	(1)	—	—	(2)	1	(2)
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	13	13	13	13	(39)	13
Total other comprehensive income	73	10	10	164	(89)	168
Comprehensive (loss) income	(32)	(66)	(66)	112	(96)	(148)
Comprehensive loss attributable to noncontrolling interests	—	—	—	(116)	—	(116)
Comprehensive (loss) income attributable to controlling interests	$(32)	$(66)	$(66)	$228	$(96)	$(32)

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by operating activities	$699	$—	$29	$2,075	$(1,086)	$1,717

Cash flows from investing activities
Capital expenditures	(9)	—	—	(1,336)	—	(1,345)
Proceeds from sale of investments in Express pipeline system	—	—	—	403	—	403
Proceeds from sale of investments in BBPP Holdings Ltda	—	—	—	88	—	88
Acquisitions of assets and investments	—	—	—	(286)	—	(286)
Repayment from related party	—	—	—	10	—	10
Funding to affiliates	(101)	—	(353)	(557)	1,011	—
Drop down assets to KMP	994	—	—	(994)	—	—
Contributions to investments	(6)	—	—	(93)	6	(93)
Investments in KMP and EPB	(53)	—	(3)	—	56	—
Distributions from equity investments in excess of cumulative earnings	—	—	28	50	—	78
Other, net	—	—	—	45	—	45
Net cash provided by (used in) investing activities	825	—	(328)	(2,670)	1,073	(1,100)

Cash flows from financing activities
Issuance of debt	750	—	—	5,097	—	5,847
Payment of debt	(1,620)	—	(50)	(3,866)	—	(5,536)
Funding from affiliates	360	—	305	346	(1,011)	—
Debt issuance costs	—	—	—	(12)	—	(12)
Cash dividends	(779)	—	—	—	—	(779)
Repurchase of warrants	(131)	—	—	—	—	(131)
Distributions to parent	—	—	—	(1,080)	1,080	—
Contributions from noncontrolling interests	—	—	—	1,133	(56)	1,077
Distributions to noncontrolling interests	—	—	—	(761)	—	(761)
Other, net	1	—	—	—	—	1
Net cash (used in) provided by financing activities	(1,419)	—	255	857	13	(294)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(20)	—	(20)

Net increase (decrease) in cash and cash equivalents	105	—	(44)	242	—	303
Cash and cash equivalents, beginning of period	3	—	45	666	—	714
Cash and cash equivalents, end of period	$108	$—	$1	$908	$—	$1,017

Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by (used in)operating activities	$363	$—	$(554)	$1,898	$(694)	$1,013

Cash flows from investing activities
Capital expenditures	(2)	—	—	(815)	—	(817)
Acquisitions of assets and investments	—	—	—	(30)	—	(30)
Repayment from related party	—	—	—	20	—	20
Funding to affiliates	(326)	—	—	(483)	809	—
Contributions to investments	(15)	—	—	(86)	—	(101)
Distributions from equity investments in excess of cumulative earnings	11	—	16	86	—	113
Investment in KMP	(11)	—	—	—	11	—
Acquisition of EP	(5,212)	—	—	242	—	(4,970)
Other, net	—	—	—	(5)	—	(5)
Net cash (used in) provided by investing activities	(5,555)	—	16	(1,071)	820	(5,790)

Cash flows from financing activities
Issuance of debt	6,795	—	—	3,438	—	10,233
Payment of debt	(935)	—	(176)	(3,198)	—	(4,309)
Funding from affiliates	—	—	757	52	(809)	—
Debt issuance costs	(88)	—	—	(5)	—	(93)
Cash dividends	(446)	—	—	—	—	(446)
Repurchase of warrants	(110)	—	—	—	—	(110)
Distributions to parent	—	—	—	(689)	689	—
Contributions from noncontrolling interests	—	—	—	291	(6)	285
Distributions to noncontrolling interests	—	—	—	(513)	—	(513)
Other, net	(2)	—	—	(2)	—	(4)
Net cash provided by (used in) financing activities	5,214	—	581	(626)	(126)	5,043

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2)	—	(2)

Net increase in cash and cash equivalents	22	—	43	199	—	264
Cash and cash equivalents, beginning of period	2	—	—	409	—	411
Cash and cash equivalents, end of period	$24	$—	$43	$608	$—	$675

Kinder Morgan, Inc. Form 10-Q

Update for Recast and Correction to Condensed Consolidating Financial Information

During the second quarter 2013, KMI determined it had incorrectly presented certain amounts in the Condensed Consolidating Financial Information included in its Form 10-K for the period ended December 31, 2012, and its Form 10-Q for the periods ended September 30, 2012 and March 31, 2013. The Company revised its Condensed Consolidating Financial Statements, for the applicable periods presented, to correct for the presentation of (i) investments, loans, capital contributions and repayments between, and (ii) incorrect inclusion of certain entities within, the Parent Guarantor, Guarantor Subsidiary, Subsidiary Issuers and Non-guarantor Subsidiaries. These errors had no impact on KMI's consolidated results of operations, cash flows, or financial position, or any debt covenants. We concluded the errors were not material to the consolidated financial statements.

In addition, the Company has updated the Condensed Consolidating Financial Information to reflect the recast related to the March 1, 2013 drop-down transaction and the retroactive application of the EP purchase accounting adjustments discussed in Note 2 on each of the statements that were included in the Quarterly Report on Form 10-Q for the periods indicated or the Annual Report on Form 10-K for the period ended December 31, 2012. The following is a summary of the impacts of the common control accounting and the immaterial error corrections.  If there was no change from the amounts previously reported we denoted it as “n/c”.

Supplemental Condensed Consolidating Balance Sheets
(Unaudited)

	Parent Guarantor		Guarantor Subsidiary		Subsidiary Issuers		Non-guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

As of September 30, 2012
Current assets	$598	$950	$1,223	$11	$110	$229	$10,580	$12,340	$(7,389)	$(8,408)
Total assets	$21,295	$22,019	$17,162	$10,951	$8,307	$23,125	$68,556	$71,163	$(45,267)	$(57,240)
Current liabilities	$1,244	$1,594	$348	$308	$7,318	$7,456	$5,339	$5,833	$(7,389)	$(8,408)
Total liabilities	$7,149	$7,871	$4,514	$643	$12,015	$12,192	$34,431	$38,369	$(11,954)	$(12,957)
Total stockholders' equity	$14,146	$14,148	$12,648	$10,308	$(3,708)	$10,933	$34,125	$32,794	$(33,313)	$(44,283)

As of December 31, 2012 (a)
Current assets	$781	$816	$—	$27	$45	$168	$9,264	$9,988	$(6,416)	$(7,325)
Total assets	$22,598	$22,634	$12,025	$11,217	$17,754	$22,636	$67,476	$68,341	$(51,668)	$(56,583)
Current liabilities	$1,196	$1,231	$273	$383	$6,277	$6,856	$3,879	$4,083	$(6,416)	$(7,325)
Total liabilities	$8,733	$8,768	$591	$679	$10,862	$11,438	$35,147	$35,368	$(11,247)	$(12,108)
Total stockholders' equity	$13,865	$13,866	$11,434	$10,538	$6,892	$11,198	$32,329	$32,973	$(40,421)	$(44,475)

As of March 31, 2013
Current assets	$802	$888	$7	$10	$1	$88	$9,024	$9,285	$(6,148)	$(6,585)
Total assets	$21,814	$21,917	$10,689	$10,730	$16,784	$21,579	$67,199	$67,635	$(48,178)	$(53,494)
Current liabilities	$1,342	$1,446	$—	$85	$6,376	$6,410	$4,012	$4,244	$(6,148)	$(6,585)
Total liabilities	$8,139	$8,244	$23	$86	$10,850	$10,885	$34,597	$34,842	$(9,609)	$(9,999)
Total stockholders' equity	$13,675	$13,673	$10,666	$10,644	$5,934	$10,694	$32,602	$32,793	$(38,569)	$(43,495)
________
(a) As reported in the Quarterly Report on Form 10-Q for the period ended March 31, 2013.

Kinder Morgan, Inc. Form 10-Q

Supplemental Condensed Consolidating Statements of Income
(Unaudited)

	Parent Guarantor		Guarantor Subsidiary		Subsidiary Issuers		Non-guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Three Months Ended September 30, 2012

Revenue	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c
Operating income	n/c	n/c	$17	$—	n/c	n/c	$851	$868	n/c	n/c
Other income (loss)	$132	$163	$339	$55	$20	$8	$(89)	$(85)	$(808)	$(547)
Income before income taxes	$115	$146	$356	$55	$21	$9	$762	$783	$(808)	$(547)
Income from continuing operations	n/c	n/c	$348	$56	$68	$60	$578	$617	$(808)	$(547)
Net income	n/c	n/c	$348	$56	$68	$60	$447	$486	$(808)	$(547)
Net income attributable to controlling interests	n/c	n/c	$348	$56	$68	$60	$392	$433	$(808)	$(549)

Nine Months Ended September 30, 2012

Revenue	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c
Operating (loss) income	n/c	n/c	$(37)	$—	n/c	n/c	$1,918	$1,881	n/c	n/c
Other income (loss)	$116	$144	$626	$(21)	$12	$(39)	$(241)	$(265)	$(1,248)	$(554)
(Loss) income before income taxes	$(74)	$(46)	$589	$(21)	$(51)	$(102)	$1,677	$1,616	$(1,248)	$(554)
Income (loss) from continuing operations	n/c	n/c	$579	$(20)	$(5)	$(16)	$1,306	$1,222	$(1,248)	$(554)
Net income (loss)	n/c	n/c	$579	$(20)	$(5)	$(16)	$518	$434	$(1,248)	$(554)
Net income (loss) attributable to controlling interests	n/c	n/c	$579	$(20)	$(5)	$(16)	$674	$609	$(1,248)	$(573)

Year Ended December 31, 2012

Revenue	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c
Operating (loss) income	n/c	n/c	$(10)	$—	$(61)	$(62)	$2,861	$2,852	n/c	n/c
Other income (loss)	n/c	n/c	$510	$(434)	$(246)	$(270)	$(376)	$(591)	$(879)	$304
Income (loss) before income taxes	n/c	n/c	$500	$(434)	$(307)	$(332)	$2,485	$2,261	$(879)	$304
Income (loss) from continuing operations	n/c	n/c	$302	$(431)	$(345)	$(425)	$1,811	$1,441	$(879)	$304
Net income (loss)	n/c	n/c	$299	$(431)	$(345)	$(425)	$1,037	$664	$(879)	$304
Net income (loss) attributable to controlling interests	n/c	n/c	$299	$(431)	$(345)	$(425)	$925	$555	$(879)	$301

Kinder Morgan, Inc. Form 10-Q

Supplemental Condensed Consolidating Statements of Income
(Unaudited)

	Parent Guarantor		Guarantor Subsidiary		Subsidiary Issuers		Non-guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Three Months Ended March 31, 2013

Revenue	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c	n/c
Operating income	n/c	n/c	n/c	n/c	$—	$3	$1,014	$1,011	n/c	n/c
Other income	n/c	n/c	$61	$38	$61	$35	$64	$89	$(543)	$(519)
Income before income taxes	n/c	n/c	$61	$38	$61	$38	$1,078	$1,100	$(543)	$(519)
Income from continuing operations	n/c	n/c	$61	$38	$61	$38	$787	$809	$(543)	$(519)
Net income	n/c	n/c	$61	$38	$61	$38	$785	$807	$(543)	$(519)
Net income attributable to controlling interests	n/c	n/c	$61	$38	$61	$38	$421	$419	$(543)	$(495)

Supplemental Condensed Consolidating Statements of Comprehensive Income
(Unaudited)

	Parent Guarantor		Guarantor Subsidiary		Subsidiary Issuers		Non-guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Three Months Ended September 30, 2012

Total other comprehensive income	n/c	n/c	$(14)	$(5)	$(6)	$(5)	$(23)	$(46)	$27	$40

Nine Months Ended September 30, 2012

Total other comprehensive income	n/c	n/c	$53	$5	n/c	n/c	$184	$118	$(163)	$(49)

Year Ended December 31, 2012

Total other comprehensive income	$(4)	$(3)	$30	$(21)	$(14)	$(21)	$179	$107	$(121)	$9

Three Months Ended March 31, 2013

Total other comprehensive income	n/c	n/c	$(11)	$(3)	$(11)	$(3)	n/c	n/c	$58	$42

Kinder Morgan, Inc. Form 10-Q

Supplemental Condensed Statements of Cash Flow
(Unaudited)

	Parent Guarantor		Guarantor Subsidiary		Subsidiary Issuers		Non-guarantor Subsidiaries		Eliminations
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised

Nine Months Ended September 30, 2012

Cash flows provided by (used in) operating activities	$413	$725	$(29)	$—	$(324)	$(429)	$2,997	$2,761	n/c	n/c
Cash flows (used in) provided by investing activities	$(1,812)	$(2,204)	$(9)	$—	$6,359	$(291)	$(5,168)	$(5,289)	$(5,735)	$1,419
Cash flows provided by (used in) financing activities	$1,452	$1,532	$38	$—	$(5,964)	$791	$2,398	$2,755	$6,865	$(289)

Year Ended December 31, 2012

Cash flows provided by (used in) operating activities	$1,108	$1,014	$(19)	$—	$(305)	$(404)	$3,624	$3,792	$(1,613)	$(1,607)
Cash flows (used in) provided by investing activities	$(2,074)	$(2,517)	$(25)	$—	$6,362	$(941)	$(3,895)	$(4,665)	$(5,452)	$3,039
Cash flows provided by (used in) financing activities	$967	$1,504	$44	$—	$(6,012)	$1,390	$520	$1,122	$7,065	$(1,432)

Three Months Ended March 31, 2013

Cash flows provided by operating activities	$325	$335	n/c	n/c	$6	$11	$968	$953	n/c	n/c
Cash flows provided by (used in) investing activities	$964	$899	n/c	n/c	$(1)	$(172)	$(1,093)	$(1,270)	$14	$427
Cash flows (used in) provided by financing activities	$(1,174)	$(1,119)	n/c	n/c	$(50)	$116	$453	$645	$518	$105

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

We prepared our consolidated financial statements in accordance with GAAP. In addition, as discussed in Note 1 “General” and Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

•
KMP’s August 2012 and March 1, 2013 acquisitions of net assets from us as if such acquisitions had taken place on the effective dates of common control. We refer to these two separate transfers of net assets from us to KMP as the drop-down transactions, and we refer to the transferred assets as the drop-down asset groups. We accounted for the drop-down transactions as a combination of entities under common control, and accordingly, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset groups for all periods subsequent to the effective dates of common control; and

•
the reclassifications necessary to reflect the results of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations. We sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass effective November 1, 2012 for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In the first quarter of 2013, following the final working capital adjustment, we recorded an incremental loss of $2 million related to our sale of the disposal group, and except for this loss amount, we recorded no other financial results from the operations of the disposal group during the first half of 2013. Furthermore, we have excluded the disposal group’s financial results from the Natural Gas Pipelines business segment disclosures for the three and six months ended June 30, 2012.

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

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2012	$0.37	January 16, 2013	January 31, 2013	February 15, 2013
March 31, 2013	$0.38	April 17, 2013	April 29, 2013	May 16, 2013
June 30, 2013	$0.40	July 17, 2013	July 31, 2013	August 15, 2013
We expect to declare dividends of $1.60 per share for 2013 which exceeds our original 2013 budget guidance of $1.57 per share and is a 14% increase over our 2012 declared dividends. Growth in 2013 is expected to be driven by continued strong performance at KMP, including contributions from KMP’s acquisition of Copano on May 1, 2013, along with contributions from EPB and the natural gas assets that KMI acquired in the May 2012 EP transaction. Please read “Information Regarding Forward Looking Statements” below.

As presented in the following tables, during the three and six months ended June 30, 2013 we generated cash available to pay dividends of $294 million (cash available per share of $0.28) and $807 million (cash available per share of $0.78), respectively, and during the three and six months ended June 30, 2012, we generated cash available to pay dividends of $307 million (cash available per share of $0.36) and $610 million (cash available per share of $0.79), respectively. Although cash

Kinder Morgan, Inc. Form 10-Q

available to pay dividends decreased in the second quarter 2013 as compared to the second quarter 2012, primarily due to the timing of cash tax payments, for the full year, we expect an 18% increase in the cash available to pay dividends for 2013 as compared to 2012 and, as discussed above, expect to declare dividends totaling $1.60 per share for 2013.

On December 26, 2012, the remaining outstanding shares of our Class A, Class B, and Class C common stock were converted into Class P shares and as of December 31, 2012 only our Class P common stock was outstanding. Prior to the above common stock conversions, dividends on our Class A, Class B and Class C common stock (investor retained stock) generally were paid at the same time as dividends on our common stock and were based on the aggregate number of shares of common stock into which our investor retained stock was convertible on the record date for the applicable dividend. The portion of our dividends payable on the three classes of our investor retained stock varied among those classes, but the variations did not affect the dividends we paid on our common stock since the total number of shares of common stock into which our investor retained stock could convert in the aggregate was fixed on the closing of our initial public offering.

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

Kinder Morgan, Inc. Form 10-Q

Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
KMP distributions to us
From ownership of general partner interest (a)	$432	$348	$844	$679
On KMP units owned by us (b)	36	27	72	53
On KMR shares owned by us (c)	20	18	40	35
Total KMP distributions to us	488	393	956	767

EPB distributions to us
From ownership of general partner interest (d)	51	32	100	32
On EPB units owned by us (e)	57	50	113	50
Total EPB distributions to us	108	82	213	82

Cash generated from KMP and EPB	596	475	1,169	849
General and administrative expenses and other (f)	(18)	(13)	(29)	(16)
Interest expense	(12)	(8)	(66)	(85)
Cash taxes (g)	(260)	(191)	(254)	(193)
Cash available for distribution to us from KMP and EPB	306	263	820	555

Cash available from other assets
Cash generated from other assets (h)	76	124	187	135
EP debt assumed (i)	(71)	(56)	(158)	(56)
EP acquisition debt interest expense (j)	(17)	(24)	(42)	(24)
Cash available for distribution to us from other assets	(12)	44	(13)	55

Cash available to pay dividends (k)	$294	$307	$807	$610

Diluted Weighted Average Number of Shares Outstanding	1,038	843	1,038	776

Cash Available Per Average Share Outstanding	$0.28	$0.36	$0.78	$0.79
Declared Dividend	$0.40	$0.35	$0.78	$0.67
______

(a)
Based on (i) KMP distributions of $1.32 and $2.62 per common unit declared for the three and six months ended June 30, 2013, respectively, and $1.23 and $2.43 per common unit declared for the three and six months ended June 30, 2012, respectively; (ii) 381 million and 340 million aggregate common units, Class B units and i-units (collectively KMP units) outstanding as of April 29, 2013 and April 30, 2012, respectively; (iii) 433 million and 347 million aggregate KMP units outstanding as of July 31, 2013 and 2012, respectively; (iv) waived incentive distributions of $4 million for the six months ended June 30, 2013 and $7 million and $13 million for the three and six months ended June 30, 2012, respectively. In conjunction with KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk, we as general partner agreed to waive a portion of our incentive distributions related to this investment from the first quarter of 2010 through the first quarter of 2013; and (v) a waived incentive distribution of $25 million for the three and six months ended June 30, 2013 as a result of KMP’s acquisition of Copano. In addition, we as general partner agreed to waive a portion of our future incentive distributions related to this acquisition in the amounts of $25 million from each of our third and fourth quarter of 2013 incentive distribution amounts, $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level.

(b)	Based on 28 million and 22 million KMP units owned by us as of June 30, 2013 and 2012, respectively, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to receive as distributions for the three and six months ended June 30, 2013 and received as distributions for the three and six months ended June 30, 2012, respectively. We did not sell any KMR shares in the first six months of 2013 or 2012. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

Kinder Morgan, Inc. Form 10-Q

(d)
Based on (i) EPB distributions of $0.63 and $1.25 per common unit declared for the three and six months ended June 30, 2013, respectively and $0.55 per common unit declared for the three months ended June 30, 2012; (ii) 216 million common units outstanding as of April 29, 2013; and (iii) 218 million and 208 million common units outstanding as of July 31, 2013 and 2012, respectively.

(e)	Based on 90 million EPB units owned by us as of June 30, 2013 and 2012, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

(f)	Represents general and administrative expense, corporate sustaining capital expenditures, and other income and expense.

(g)	Cash taxes were calculated based on the income and expenses included in the table, deductions related to the income included, and $150 million use of our net operating loss carryforwards.

(h)
Represents cash available from former EP assets that remain at KMI, including TGP, EPNG and EP Midstream asset operation for the periods presented prior to their drop-down to KMP, and our 20% interest in NGPL. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

(i)	Represents interest expense on debt assumed from the May 25, 2012 EP acquisition.

(j)	Represents interest associated with our remaining debt issued to finance the cash portion of the EP acquisition purchase price.

(k)
Excludes $274 million and $284 million in after-tax expenses for the three and six months ended June 30, 2012, respectively, associated with the EP acquisition and EP Energy sale. This includes (i) $94 million in employee severance, retention and bonus costs; (ii) $67 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $55 million and $64 million, respectively, for the three and six months ended June 30, 2012 for legal fees and reserves.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations (a)	$781	$37	$1,439	$342
Income from discontinued operations (a) (b)	—	47	—	97
Income attributable to EPB (c)	—	(37)	—	(37)
Distributions declared by EPB for the second quarter and payable in the third quarter of 2012 to KMI (c)	—	82	—	82
Depreciation, depletion and amortization (a) (d)	442	333	854	614
Amortization of excess cost of equity investments (a)	9	2	18	4
Earnings from equity investments (a) (e)	(93)	(92)	(194)	(179)
Distributions from equity investments	98	88	199	168
Distributions from equity investments in excess of cumulative earnings	41	65	78	113
Difference between equity investment distributable cash flow and distributions received (f)	32	18	82	30
KMP certain items (g)	(383)	(19)	(585)	(15)
KMI certain items (h)	10	389	(6)	399
KMI deferred income tax adjustments (i)	—	29	—	38
Difference between cash and book taxes	(60)	(227)	220	(147)
Difference between cash and book interest expense for KMI	35	61	10	25
Sustaining capital expenditures (j)	(92)	(71)	(152)	(115)
KMP declared distribution on its limited partner units owned by the public (k)	(515)	(383)	(954)	(747)
EPB declared distribution on its limited partner units owned by the public (l)	(80)	(65)	(158)	(65)
Other (m)	69	50	(44)	3
Cash available to pay dividends	$294	$307	$807	$610
_______

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.

(b)	2012 amounts primarily represent income from KMP’s FTC Natural Gas Pipeline disposal group, net of tax.

(c)
On May 25, 2012, we began recognizing income from our investment in EPB, and we received in the third quarter the full distribution for the second quarter of 2012 as we were the holder of record as of July 31, 2012.

(d)	Six month 2012 amount includes $7 million associated with KMP’s FTC Natural Gas Pipeline disposal group.

(e)	2012 amounts include $20 million and $42 million for the three and six months ended June 30, 2012, respectively, associated with KMP’s FTC Natural Gas Pipeline disposal group.

(f)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

Kinder Morgan, Inc. Form 10-Q

(g)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset acquisition and/or disposition expenses. Three and six months 2013 includes a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford to fair value and $162 million of expense associated with rate case liability adjustments. Six months 2013 also includes $225 million pre-tax gain on the sale of Express. For more information, see Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report.

(h)
Primarily represents pre-tax (income) expense associated with the EP acquisition. For the three and six months ended June 30, 2012 this included (i) $149 million in employee severance, retention and bonus costs (includes $95 million allocated to KMP and EPB); (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million and $90 million, respectively, for the three and six months ended June 30, 2012 for legal fees and reserves.

(i)	2012 amounts represent an increase in our state effective tax rate as a result of the EP acquisition.

(j)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.

(k)
Declared distribution multiplied by limited partner units outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(l)	Declared distribution multiplied by EPB limited partner units outstanding on the applicable record date less units owned by us.

(m)
Consists of items such as timing and other differences between earnings and cash, KMP’s and EPB’s cash flow in excess of their distributions, non-cash purchase accounting adjustments related to the EP acquisition and going private transaction primarily associated with non-cash amortization of debt fair value adjustments.

Critical Accounting Policies and Estimates

Accounting standards require information in financial statements about the risks and uncertainties inherent in significant estimates, and the application of GAAP involves the exercise of varying degrees of judgment.  Certain amounts included in or affecting our consolidated financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time our financial statements are prepared.  These estimates and assumptions affect the amounts we report for our assets and liabilities, our revenues and expenses during the reporting period, and our disclosure of contingent assets and liabilities at the date of our financial statements.  We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances.  Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2013. Our goodwill impairment analysis performed on that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.
 Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Results of Operations

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.

Kinder Morgan, Inc. Form 10-Q

Consolidated

	Three Months Ended June 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$1,421	$423	$998	236%
CO2–KMP	358	327	31	9%
Products Pipelines–KMP	12	166	(154)	(93)%
Terminals–KMP	206	195	11	6%
Kinder Morgan Canada–KMP	50	52	(2)	(4)%
Other	(5)	(3)	(2)	(67)%
Segment EBDA(b)	2,042	1,160	882	76%
Depreciation, depletion and amortization expense	(442)	(333)	(109)	(33)%
Amortization of excess cost of equity investments	(9)	(2)	(7)	(350)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(183)	(501)	318	63%
Unallocable interest expense, net of interest income and other, net(d)	(428)	(298)	(130)	(44)%
Income from continuing operations before income taxes	989	35	954	2,726%
Unallocable income tax (expense) benefit	(208)	2	(210)	(10,500)%
Income from continuing operations	781	37	744	2,011%
Loss from discontinued operations, net of tax(e)	—	(280)	280	100%
Net income (loss)	781	(243)	1,024	421%
Net (income) loss attributable to noncontrolling interests	(504)	117	(621)	(531)%
Net income (loss) attributable to Kinder Morgan, Inc.	$277	$(126)	$403	320%

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$2,317	$650	$1,667	256%
CO2–KMP	700	661	39	6%
Products Pipelines–KMP	197	340	(143)	(42)%
Terminals–KMP	392	381	11	3%
Kinder Morgan Canada–KMP	243	102	141	138%
Other	(1)	(3)	2	67%
Segment EBDA(f)	3,848	2,131	1,717	81%
Depreciation, depletion and amortization expense	(854)	(607)	(247)	(41)%
Amortization of excess cost of equity investments	(18)	(4)	(14)	(350)%
Other revenues	18	18	—	—%
General and administrative expense(g)	(323)	(630)	307	49%
Unallocable interest expense, net of interest income and other, net(h)	(837)	(480)	(357)	(74)%
Income from continuing operations before income taxes	1,834	428	1,406	329%
Unallocable income tax expense	(395)	(86)	(309)	(359)%
Income from continuing operations	1,439	342	1,097	321%
Loss from discontinued operations, net of tax(i)	(2)	(658)	656	100%
Net income (loss)	1,437	(316)	1,753	555%
Net (income) loss attributable to noncontrolling interests	(868)	211	(1,079)	(511)%
Net income (loss) attributable to Kinder Morgan, Inc.	$569	$(105)	$674	642%
________

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes other than income taxes.  Segment earnings include KMP's allocable income tax expense of $17 million and $11 million for the three months ended June 30, 2013 and 2012, respectively, and $109 million and $19 million for the six months ended June 30, 2013 and 2012, respectively.

(b)
2013 and 2012 amounts include increases in earnings of $399 million and $19 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items impacting EBDA and disclosed below in our management discussion and analysis of segment results.

(c)
2013 and 2012 amounts include increases in expense of $28 million and $383 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to general and administrative expenses disclosed below in “- General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2013 and 2012 amounts include increases of $16 million and $11 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to interest expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(e)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax. 2012 amount includes a $327 million non-cash loss from remeasurement of net assets to fair value.

(f)
2013 and 2012 amounts include increases in earnings of $521 million (net of tax expense of $84 million) and $13 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items impacting EBDA and disclosed below in our management discussion and analysis of segment results.

(g)
2013 and 2012 amounts include increases in expense of $16 million and $403 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to general and administrative expenses disclosed below in “- General and Administrative, Interest, and Noncontrolling Interests.”

(h)
2013 and 2012 amounts include $23 million and $11 million increases, respectively, related to the combined effect from the 2013 and 2012 certain items related to interest expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(i)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. 2012 amount includes a $755 million non-cash loss from a remeasurement of net assets to fair value, net of tax, and $7 million of depreciation and amortization expense. The remaining 2012 amount ($57 million) represents KMP’s FTC Natural Gas Pipelines disposal group’s EBDA.

Kinder Morgan, Inc. Form 10-Q

Our income from continuing operations before income taxes increased by $960 million (2,087%) from $46 million in the second quarter of 2012 to $1,006 million in the second quarter of 2013. However, this increase included a $730 million (pre-tax) increase in income from continuing operations before income taxes from the combined effect of the certain items referenced in footnotes (b), (c) and (d) in the above tables.

After adjusting for these items, the remaining $230 million (55%) increase in income from continuing operations before income taxes was primarily due to better performance in the second quarter of 2013 from the Natural Gas Pipelines (primarily due to a full quarter of contributions from the EP operations, including EPB), the CO2-KMP, Products Pipelines-KMP, and Terminals-KMP business segments. The quarterly increase was partially offset by a slight decrease in the Kinder Morgan Canada-KMP business segment.

Our income from continuing operations before income taxes increased by $1,496 million (335%) to $1,943 million in the first six months of 2013 as compared to $447 million in the same period in 2012. However, this increase included a $967 million (pre-tax) increase in income from continuing operations before income taxes from the combined effect of the certain items referenced in footnotes (f), (g) and (h) in the above tables.

After adjusting for these items, the remaining $529 million (62%) increase in income from continuing operations before income taxes was primarily due to better performance in the first half of 2013 from the Natural Gas Pipelines (primarily due to a full six months of contributions from the EP operations, including EPB), the CO2-KMP, Products Pipelines-KMP, and Terminals-KMP business segments.

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$2,054	$1,000	$3,810	$1,794
Operating expenses(b)	(1,255)	(622)	(2,183)	(1,230)
Other expense(c)	(7)	—	(7)	—
Earnings from equity investments	70	46	142	89
Interest income and other, net(d)	562	3	559	3
Income tax expense	(3)	(4)	(4)	(6)
EBDA from continuing operations	1,421	423	2,317	650
Discontinued operations(e)	—	(279)	(2)	(650)
EBDA including discontinued operations	$1,421	$144	$2,315	$—

Natural gas transportation volumes (Bcf)(f)	2,289.6	2,464.2	4,813.1	4,891.5
Natural gas sales volumes (Bcf)(g)	220.0	215.6	432.1	428.4
_______

(a)	Three and six month 2013 amounts include a combined $1 million decrease in revenue related to derivative contracts used to hedge forecasted natural gas, natural gas liquids and crude oil sales.

(b)
Six month 2013 amount includes $1 million increase in expense related to hurricane clean-up and repair activities. Three month 2013 amount includes $1 million decrease in expense related to severance adjustment. Three and six month 2013 amounts also include (i) a $2 million decrease in EBDA related to SNG's sales and use tax audit interest and penalties; and (ii) a $2 million decrease in EBDA related to SNG’s offshore assets hurricane repair costs.

(c)
Three and six month 2013 amounts represent $7 million loss related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(d)
Three and six month 2013 amounts include (i) a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford to fair value, (ii) a $3 million and $6 million, respectively, decrease in EBDA related to the amortization of regulatory assets associated with SNG's sale of certain assets in November 2012;

(e)
Represents EBDA attributable to KMP’s FTC Natural Gas Pipelines disposal group. Six month 2013 amount represents a $2 million loss from the sale of net assets. Three and six month 2012 amounts include non-cash losses of $327 million and $755 million, respectively, from the remeasurement of net assets to fair value, and also include revenues of $62 million and $133 million, respectively.

Kinder Morgan, Inc. Form 10-Q

(f)
Includes pipeline volumes for TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, FEP, TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, EPB, Florida Gas Transmission Company, and Ruby Pipeline L.L.C. Volumes for acquired pipelines are included for all periods.

(g)	Represents Texas intrastate natural gas pipeline group volumes.

For the three and six months ended June 30, 2013, the certain items described in the footnotes to the table above (i) increased the Natural Gas Pipelines business segment's EBDA (including discontinued operations) by $871 million and $1,292 million, respectively; and (ii) decreased segment revenues (including discontinued operations) by $1 million for both 2013 periods when compared to the same year earlier periods. Following is information related to the increases and decreases, in the comparable three and six month periods of 2013 and 2012 and including discontinued operations, in the segment's remaining (i) $406 million (86%) and $1,023 million (135%) increases in EBDA; and (ii) $993 million (94%) and $1,884 million (98%) increases in operating revenues:

Three months ended June 30, 2013 versus Three months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EPB	$162	131%	$210	141%
TGP	117	172%	151	153%
EPNG	65	230%	79	165%
Copano operations	58	n/a	196	n/a
Eagle Ford(a)	22	534%	70	n/a
Other KMI owned assets(b)	14	119%	—	n/a
EP Midstream asset operations	17	881%	29	286%
Texas Intrastate Natural Gas Pipeline Group	5	7%	422	75%
Kinder Morgan Treating operations	(6)	(28)%	(14)	(33)%
All others (including eliminations)	—	—%	(88)	(109)%
Total Natural Gas Pipelines-continuing operations	454	107%	1,055	106%
Discontinued operations(c)	(48)	(100)%	(62)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$406	86%	$993	94%

Kinder Morgan, Inc. Form 10-Q

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EPB	$478	387%	$596	400%
TGP	338	496%	417	421%
EPNG	163	578%	209	434%
Copano operations	58	n/a	196	n/a
Other KMI owned assets(b)	35	203%	n/a	n/a
EP Midstream asset operations	38	1,954%	69	671%
Eagle Ford(a)	30	521%	70	n/a
Texas Intrastate Natural Gas Pipeline Group	1	—%	566	46%
Kinder Morgan Treating operations	(11)	(28)%	(16)	(21)%
All others (including eliminations)	(2)	(1)%	(90)	(55)%
Total Natural Gas Pipelines-continuing operations	1,128	174%	2,017	112%
Discontinued operations(c)	(105)	(100)%	(133)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$1,023	135%	$1,884	98%

_______
n/a – not applicable

(a)
Equity investment until May 1, 2013. On that date, as part of KMP’s Copano acquisition, it acquired the remaining 50% ownership interest that it did not already own. Prior to that date, KMP recorded earnings under the equity method of accounting, but it received distributions in amounts essentially equal to equity earnings plus depreciation and amortization expenses less sustaining capital expenditures.

(b)	Represents EBDA and revenues from those EP subsidiaries not included in KMP or EPB, and including equity-method investments.

(c)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The increases (primarily incremental earnings from the EP acquisition effective in May 25, 2012) and decreases in our Natural Gas Pipelines business segment’s EBDA from continuing operations in the second quarter and first half of 2013 compared to the second quarter and first half of 2012 were attributable to the following:

▪	incremental earnings of $162 million (131%) and $478 million (387%), respectively, from EPB;

▪	incremental earnings of $117 million (172%) and $338 million (496%), respectively, from TGP;

▪	incremental earnings of $65 million (230%) and $163 million (578%), respectively, from EPNG;

▪	incremental earnings of $14 million (119%) and $35 million (203%), respectively, from the other KMI owned assets;

▪	incremental earnings of $17 million (881%) and $38 million (1,954%), respectively, from EP Midstream assets;

▪
incremental earnings of $58 million and $58 million, respectively, from the operations of Copano, which KMP acquired effective May 1, 2013 (but excluding Copano's 50% ownership interest in Eagle Ford which is included below with the 50% interest that KMP already owned);

▪
incremental earnings of $22 million (534%) and $30 million (521%), respectively, from KMP’s total (100%) Eagle Ford natural gas gathering operations, due mainly to the incremental 50% ownership interest it acquired as part of its acquisition of Copano effective May 1, 2013;

▪
increases of $5 million (7%) and $1 million, respectively, from KMP’s Texas intrastate natural gas pipeline group. The increases were driven by higher transport margins (primarily related to Eagle Ford) and lower operating expenses (due mainly to the timing of pipeline integrity expenses), but partially offset by lower natural gas processing margins (due mainly to lower natural gas liquids prices), and for the comparable six month periods, by lower storage margins (due mainly to timing differences on storage settlements). The growth in revenues across both comparable three and six

Kinder Morgan, Inc. Form 10-Q

month periods reflect higher natural gas sales revenues, driven by higher natural gas sales prices in the second quarter of 2013, relative to the second quarter of 2012. However, because KMP’s intrastate group both purchases and sells significant volumes of natural gas, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases in its natural gas sales revenues were largely offset by corresponding increases in its natural gas purchase costs; and

▪	decreases of $6 million (28%) and $11 million (28%), respectively, from KMP’s natural gas treating operations, primarily due to lower margins from treating equipment manufacturing.
The period-to-period decreases in EBDA from discontinued operations was due to the sale of KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass effective November 1, 2012. For further information about this sale, see Note 1 “General-Basis of Presentation-FTC Natural Gas Pipelines Disposal Group - Discontinued Operations” to our consolidated financial statements included elsewhere in this report.

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$460	$413	$889	$830
Operating expenses	(107)	(98)	(199)	(185)
Other income(b)	—	7	—	7
Earnings from equity investments	7	7	13	13
Interest income and Other, net	—	(1)	—	(1)
Income tax expense	(2)	(1)	(3)	(3)
EBDA	$358	$327	$700	$661
Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2	1.2	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	30.0	28.4	30.4	27.6
SACROC oil production (net)(MBbl/d)(e)	25.0	23.6	25.3	23.0
Yates oil production (gross)(MBbl/d)(d)	20.7	20.8	20.6	21.0
Yates oil production (net)(MBbl/d)(e)	9.2	9.2	9.1	9.3
Katz oil production (gross)(MBbl/d)(d)	2.5	1.8	2.3	1.6
Katz oil production (net)(MBbl/d)(e)	2.1	1.5	1.9	1.4
Natural gas liquids sales volumes (net)(MBbl/d)(e)	9.6	9.5	9.9	9.3
Realized weighted-average oil price per Bbl(f)	$94.20	$85.96	$90.55	$88.25
Realized weighted-average natural gas liquids price per Bbl(g)	$44.17	$49.44	$45.36	$55.22
________

(a)
Three and six month 2013 amounts include unrealized gains of $7 million and $9 million, respectively, and six month 2012 amount includes unrealized losses of $3 million, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Three and six month 2012 amounts represent the gain from the sale of KMP's ownership interest in the Claytonville oil field.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

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

Kinder Morgan, Inc. Form 10-Q

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and natural gas liquids. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Sales and Transportation Activities.

The certain items described in footnotes (a) and (b) to the table above (i) increased segment EBDA by $5 million in the first half of 2013; and (ii) increased segment revenues by $7 million and $12 million, respectively, in the second quarter and first half of 2013, when compared to the same periods of 2012. For each of the segment's two primary businesses, following is information related to the increases and decreases, in the comparable three and six month periods of 2013 and 2012, in the segment's (i) $31 million (10%) and remaining $34 million (5%) increases in EBDA; and (ii) remaining $40 million (10%) and $47 million (6%) increases in operating revenues:

Three months ended June 30, 2013 versus Three months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$29	13%	$40	12%
Sales and Transportation Activities	2	2%	2	1%
Intrasegment eliminations	—	—%	(2)	(11)%
Total CO2–KMP	$31	10%	$40	10%

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$27	6%	$45	7%
Sales and Transportation Activities	7	4%	6	3%
Intrasegment eliminations	—	—%	(4)	(13)%
Total CO2–KMP	$34	5%	$47	6%

The growth in earnings across both comparable three and six month periods from the CO2-KMP business segment was driven by strong second quarter 2013 results from KMP's oil and gas producing activities, largely due to higher crude oil sales revenues. In the comparable three and six month periods of 2013 and 2012, sales revenues from U.S. crude oil increased $45 million (16%) and $56 million (10%), respectively, due to both higher average oil price realizations and higher sales volumes. When compared to the same periods of 2012, KMP's realized weighted average price per barrel of crude oil increased by almost 10% in the second quarter of 2013, and by 3% in the first six months of 2013 (had KMP not used energy derivative contracts to transfer commodity price risk, its crude oil sales prices would have averaged $93.51 and $89.32 per barrel in the second quarter and first six months of 2013, respectively, and $87.45 and $93.92 per barrel in the second quarter and first six months of 2012, respectively). The period-to-period increases in oil sales revenues were also favorably impacted by increases in oil sales volumes of 6% and 7%, respectively, due primarily to a general year-over-year increase in production at both the SACROC and Katz field units, and partly to the inclusion of one month of production from the Goldsmith Landreth unit, acquired effective June 1, 2013. Additionally, the overall increases in segment results for the comparable three and six month periods were partially offset by decreases of $4 million (10%) and $11 million (12%), respectively, in plant product sales revenues, due to decreases of 11% and 18%, respectively, in KMP’s realized weighted average price per barrel of natural gas liquids.
EBDA from the segment's sales and transportation activities were relatively flat across both comparable second quarter periods, but increased by $7 million (4%) in the first half of 2013 versus the first half of 2012. The increase was driven by (i) higher reimbursable project revenues, largely related to the completion of prior expansion projects on the Central Basin pipeline system; (ii) higher CO2 sales revenues, due to an almost 3% increase in average sales prices; and (iii) higher third party storage revenues at the Yates field unit.

Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$443	$331	$897	$554
Operating expenses(a)	(439)	(184)	(720)	(241)
Other expense(b)	(5)	—	(5)	(2)
Earnings from equity investments	11	10	23	19
Interest income and Other, net	2	8	2	10
Income tax benefit	—	1	—	—
EBDA	$12	$166	$197	$340
Gasoline (MMBbl)(c)	105.6	99.7	203.4	194.8
Diesel fuel (MMBbl)	36.8	35.8	69.6	69.4
Jet fuel (MMBbl)	27.7	28.8	54.9	55.7
Total refined product volumes (MMBbl)(d)	170.1	164.3	327.9	319.9
Natural gas liquids (MMBbl)(e)	8.0	7.2	17.8	14.6
Condensate (MMBbl)(f)	2.6	—	4.6	—
Total delivery volumes (MMBbl)	180.7	171.5	350.3	334.5
Ethanol (MMBbl)(g)	9.7	7.8	18.4	15.1
________

(a)
Three and six month 2013 amounts include a $162 million increase in expense associated with rate case liability adjustments. Six month 2013 amount also includes a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal environmental matter.

(b)
Three and six month 2013 amounts represent the loss from the write-off of assets at KMP’s Los Angeles Harbor West Coast terminal. Also, six month 2012 amount represents $2 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, and Central Florida pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Crude Oil & Condensate pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

When compared to the same periods of 2012, the certain items described in footnotes (a) and (b) to the table above decreased the Products Pipelines–KMP business segment's EBDA by $167 million and $180 million, respectively, in the second quarter and first six months of 2013. Following is information related to the increases and decreases, in the comparable three and six month periods of both years, in the segment's (i) remaining $13 million (8%) and $37 million (11%) increases in EBDA; and (ii) $112 million (34%) and $343 million (62%) increases in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2013 versus Three months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$9	216%	$96	80%
Southeast terminal operations	3	20%	5	21%
Crude & Condensate Pipeline	1	82%	5	n/a
Plantation Pipeline	1	9%	—	n/a
Cochin Pipeline	(1)	(6)%	7	47%
Pacific operations	(6)	(9)%	(4)	(4)%
All others (including eliminations)	6	12%	3	5%
Total Products Pipelines-KMP	$13	8%	$112	34%

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$15	431%	$308	234%
Cochin Pipeline	13	39%	20	59%
Crude & Condensate Pipeline	4	149%	10	n/a
Plantation Pipeline	3	12%	—	n/a
Southeast terminal operations	3	9%	6	12%
Pacific operations	(7)	(5)%	(5)	(2)%
All others (including eliminations)	6	6%	4	3%
Total Products Pipelines-KMP	$37	11%	$343	62%

The primary increases and decreases in the Products Pipelines–KMP business segment’s EBDA in the comparable three and six month periods of 2013 and 2012 included the following:

▪
increases of $9 million (216%) and $15 million (431%), respectively, from KMP's transmix processing operations. The increases were driven by (i) higher margins on processing volumes, due mainly to favorable pricing; (ii) incremental earnings from third-party sales of excess renewable identification numbers (RINS), generated through KMP's ethanol blending operations; and (iii) incremental income due to the recognition of unfavorable net carrying value adjustments to product inventory in the first half of 2012. The period-to-period increases in revenues were due mainly to the expiration of certain transmix fee-based processing agreements since the second quarter of 2012. Due to the expiration of these contracts, KMP now directly purchases incremental transmix volumes and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
increases of $3 million (20%) and $3 million (9%), respectively, from KMP's Southeast terminal operations, driven by higher margins from ethanol blending operations, and higher revenues from both butane blending and refined products and bio-fuels throughput volumes;

▪
incremental earnings of $1 million (82%) and $4 million (149%), respectively, from KMP's Kinder Morgan Crude Oil & Condensate Pipeline, which began transporting crude oil and condensate volumes from the Eagle Ford shale gas formation in South Texas to multiple terminaling facilities along the Texas Gulf Coast in October 2012;

▪
increases of $1 million (9%) and $3 million (12%), respectively, from KMP's approximate 51% interest in the Plantation pipeline system-due largely to higher transportation revenues driven by increases in system delivery volumes of 9% and 10%, respectively, and by higher average tariff rates since the end of the second quarter of 2012.

▪
a decrease of $1 million (6%) and an increase of $13 million (39%), respectively, from KMP's Cochin Pipeline. The quarter-to-quarter decrease was due mainly to lower non-operating income, resulting from the favorable settlement of a

Kinder Morgan, Inc. Form 10-Q

pipeline access dispute in the second quarter of 2012. However, earnings increased across both the comparable three and six month periods due to increases in operating revenues, driven by increases in pipeline throughput volumes of 10% and 55%, respectively, which includes incremental ethane/propane volumes as a result of pipeline modification projects completed in June 2012; and

▪
decreases of $6 million (9%) and $7 million (5%), respectively, from KMP’s Pacific operations, primarily attributable to a reduction in mainline transportation revenues recorded in the second quarter of 2013. The reduction in transport revenues related to rate reductions associated with various interstate and California intrastate rate case decisions.

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$344	$343	$681	$684
Operating expenses(a)	(169)	(164)	(326)	(324)
Other income(b)	28	13	28	12
Earnings from equity investments	5	5	12	11
Interest income and Other, net(c)	1	1	2	1
Income tax expense	(3)	(3)	(5)	(3)
EBDA	$206	$195	$392	$381
Bulk transload tonnage (MMtons)(d)	22.0	25.7	44.0	49.8
Ethanol (MMBbl)	15.6	16.3	30.8	34.2
Liquids leaseable capacity (MMBbl)	62.1	60.4	62.1	60.4
Liquids utilization %(e)	94.2%	92.2%	94.2%	92.2%
______

(a)
Three and six month 2013 amounts include increases in expense of $13 million and $14 million, respectively, related to hurricane clean-up and repair activities at KMP’s New York Harbor and Mid-Atlantic terminals.

(b)
Three and six month 2013 amounts include a $28 million casualty indemnification gain related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals. Three and six month 2012 amounts include a $12 million casualty indemnification gain related to a 2010 casualty at KMP’s Myrtle Grove, Louisiana, International Marine Terminal Facility. Also, three and six month 2013 amounts include $1 million decreases in segment earnings, and six month 2012 amount includes a $1 million decrease in segment earnings, all relating to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Three and six month 2013 amounts include a $1 million casualty indemnification gain related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals.

(d)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(e)	The ratio of KMP’s actual leased capacity to its estimated potential capacity.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities.  For both the three and six months ended June 30, 2013, the certain items described in footnotes (a), (b) and (c) to the table above increased segment EBDA by $3 million when compared to the same two periods of 2012. Following is information related to the increases and decreases, in the comparable three and six month periods of both years, in the segment's (i) remaining $8 million (4%) and $8 million (2%) increases in EBDA; and (ii) $1 million increase and $3 million decrease, respectively, in operating revenues:

Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2013 versus Three months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$7	13%	$9	16%
Northeast	2	12%	1	2%
Gulf Bulk	2	13%	1	3%
Mid-Atlantic	(5)	(23)%	(8)	(19)%
All others (including intrasegment eliminations and unallocated income tax expenses)	2	2%	(2)	(1)%
Total Terminals–KMP	$8	4%	$1	—%

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$8	8%	$13	11%
Northeast	4	10%	1	1%
West	3	10%	4	8%
Mid-Atlantic	(5)	(11)%	(7)	(10)%
Gulf Bulk	(1)	(2)%	(5)	(7)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(1)	(1)%	(9)	(3)%
Total Terminals–KMP	$8	2%	$(3)	—%

For both comparable three and six month periods, the overall increases in EBDA from the Terminals -KMP segment were driven by incremental contributions from KMP's Gulf Liquids terminals, which primarily store and transfer refined petroleum products and petrochemicals along the U.S. Gulf Coast. The increases in earnings were largely related to higher liquids warehousing revenues from KMP's Pasadena, Texas liquids facility, mainly due to high gasoline export demand and to new and incremental customer agreements at higher rates. For all terminals included in the Terminals -KMP business segment, total liquids leaseable capacity increased to 62.1 million barrels at the end of the second quarter of 2013, up 3% from a capacity of 60.4 million barrels at the end of the second quarter of 2012. The increase was mainly due to the acquisition of KMP’s Norfolk and Chesapeake, Virginia facilities from Allied Terminals in June 2013. At the same time, KMP's overall liquids utilization capacity rate increased 2% since the end of the second quarter of 2012.

The period-to-period increases in earnings from KMP's Northeast terminal operations were driven by incremental contributions from its Carteret and Perth Amboy New Jersey liquids facilities. Carteret benefited primarily from higher non-operating income in the second quarter of 2013, due to insurance indemnifications received for 2012 terminal business interruptions caused by Hurricane Sandy. KMP's Perth Amboy terminal benefited from higher revenues, due mainly to additional and restructured customer contracts at higher rates.
Earnings from KMP's Gulf Bulk terminals increased in the second quarter of 2013, but decreased slightly in the first half of the year, when compared to the same year-earlier periods. The quarter-to-quarter increase was chiefly due to higher revenues from KMP's Port of Houston facility, driven by a 59% increase in coal transfer volumes due primarily to additional customer business. The year-over-year decrease in earnings was driven by lower volumes from petroleum coke handling operations, due in large part to refinery and coker shutdowns as a result of turnarounds taken in the first half of 2013.
Earnings from KMP's West region terminals were flat across the comparable three month periods, but increased across the comparable six month periods mainly due to higher revenues from KMP's North 40 Edmonton, Canada crude oil tank farm. The increase related primarily to incremental ancillary terminal services.

Kinder Morgan, Inc. Form 10-Q

The overall increases in segment EBDA in both comparable three and six month periods were partially offset by lower earnings in the second quarter of 2013 from KMP's Mid-Atlantic terminal facilities due primarily to lower coal transfer volumes. For all terminals combined, overall coal volumes decreased by 21% in the second quarter of 2013 and by 12% in the first half of 2012, when compared to the same year-earlier periods. The decreases were due largely to some weakening in the coal export market, relative to prior periods, and partly to scheduled maintenance at KMP’s Pier IX facility in Newport News, Virginia in the second quarter of 2013.

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$75	$73	$147	$146
Operating expenses	(27)	(23)	(52)	(47)
Earnings from equity investments	—	1	4	2
Interest income and Other, net(a)	11	4	241	7
Income tax expense(b)	(9)	(3)	(97)	(6)
EBDA	$50	$52	$243	$102
Transport volumes (MMBbl)(c)	26.8	26.9	53.6	51.8
________

(a)	Six month 2013 amount includes a $225 million gain from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)
Six month 2013 amount includes an $84 million increase in expense related to the gain associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express crude oil pipeline system. The certain items relating to KMP’s sale of Express (described in the footnotes (a) and (b) to the table above) increased segment EBDA by $141 million in the first half of 2013, when compared to the first half of 2012. For each of the segment's three primary businesses, following is information related to both the remaining changes in EBDA and the increases in revenues in the comparable three and six month periods of 2013 and 2012:

Three months ended June 30, 2013 versus Three months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$1	22%	n/a	n/a
Trans Mountain Pipeline	(3)	(5)%	$2	3%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$(2)	(4)%	$2	3%

Six months ended June 30, 2013 versus Six months ended June 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$2	27%	n/a	n/a
Trans Mountain Pipeline	(2)	(2)%	$1	1%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$—	—%	$1	1%

Kinder Morgan, Inc. Form 10-Q

_______

(a)	Equity investment, accordingly, KMP records earnings under the equity method of accounting. However, KMP sold its debt and equity investments in Express effective March 14, 2013.

EBDA from the Kinder Morgan Canada -KMP business segment were essentially unchanged across both comparable three and six month periods of 2013 and 2012. The period-to-period decreases in Trans Mountain's EBDA were mainly due to higher income tax expenses in the second quarter of 2013, largely related to general increases in British Columbia's income tax rates since the end of the second quarter of 2012. The higher tax expenses more than offset incremental non-operating income from both allowances for funds used during construction (representing an estimate of the cost of capital funded by equity contributions) and higher management incentive fees earned from the operation of the Express pipeline system prior to its sale.

Earnings from KMP's equity investment in the Express pipeline system were essentially flat across the comparable second quarter periods, as higher foreign currency gains offset lower equity earnings and lower interest income (due to the sale of its equity and debt investments in Express). The increase in earnings across the comparable six month periods was primarily due to higher currency gains (on both higher U.S. denominated cash balances and Express' outstanding, short-term, intercompany borrowings payable in U.S. dollars), and partly due to higher equity earnings as a result of both Canadian and U.S delivery volumes on the Express portion of the system moving at higher transportation rates in the first quarter of 2013, relative to the first quarter of 2012.

Other

Our other segment activities include those operations that were acquired from EP on May 25, 2012 and are primarily related to several physical natural gas contracts with power plants associated with EP’s legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028. There were losses of $5 million and $1 million, respectively, from this segment for the second quarter and first half of 2013. There was a loss of $3 million from this segment for the period from May 25, 2012 to June 30, 2012.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended June 30,
	2013	2012	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(2)	$292	$(294)	(101)%
KMP general and administrative expense(c)	163	171	(8)	(5)%
EPB general and administrative expense(d)	22	38	(16)	(42)%
Consolidated general and administrative expense	$183	$501	$(318)	(63)%

KMI interest expense, net of unallocable interest income(e)	$137	$107	$30	28%
KMP interest expense, net of unallocable interest income(f)	215	160	55	34%
EPB interest expense, net of unallocable interest income(d)	76	31	45	145%
Unallocable interest expense net of interest income and other, net	$428	$298	$130	44%

KMR noncontrolling interests	$67	$(30)	$97	323%
KMP noncontrolling interests(g)	382	(112)	494	441%
EPB noncontrolling interests(d)	55	25	30	120%
Net income (loss) attributable to noncontrolling interests	$504	$(117)	$621	531%

Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2013	2012	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(16)	$314	$(330)	(105)%
KMP general and administrative expense(c)	297	278	19	7%
EPB general and administrative expense(d)	42	38	4	11%
Consolidated general and administrative expense	$323	$630	$(307)	(49)%

KMI interest expense, net of unallocable interest income(e)	$269	$150	$119	79%
KMP interest expense, net of unallocable interest income(f)	417	299	118	39%
EPB interest expense, net of unallocable interest income(d)	151	31	120	387%
Unallocable interest expense net of interest income and other, net	$837	$480	$357	74%

KMR noncontrolling interests	$127	$(52)	$179	344%
KMP noncontrolling interests(g)	609	(184)	793	431%
EPB noncontrolling interests(d)	132	25	107	428%
Net income (loss) attributable to noncontrolling interests	$868	$(211)	$1,079	511%
________

(a)
Three and six month 2013 amounts include decreases in expense of (i) $14 million and $29 million, respectively, related to EP post-merger pension credits; (ii) $5 million and $11 million, respectively, elimination of intercompany rent expense included in KMP and EPB general and administrative expenses; (iii) $5 million for six month 2013 for an overaccrual related to The Oil Insurance Limited exit premium; and (iv) $3 million for six month 2013 related to grantor trust credit; partially offset by increases in expense of (i) $4 million and $5 million, respectively, related to the EP acquisition; and (ii) $1 million and $3 million, respectively, related to rent expense on unoccupied space. Three and six month 2012 amounts include $279 million and $289 million, respectively, of pre-tax expenses associated with the EP acquisition and EP Energy sale, which primarily consists of (i) $54 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $81 million and $90 million, respectively, for the three and six months ended June 30, 2012 for legal fees and litigation reserves.

(b)
The NGPL Holdco LLC fixed fee revenues of $9 million for both three months ended June 30, 2013 and 2012, and of $18 million for both six months ended June 30, 2013 and 2012, have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(c)
Three and six month 2013 amounts include (i) increases in expense of $28 million and $32 million, respectively, associated with unallocated legal expenses and certain asset and business acquisition costs; and (ii) increases in severance expense of $4 million and $5 million, respectively, associated with the asset drop-down groups and allocated to KMP from us (however, KMP does not have any obligation, nor did it pay any amounts related to this expense). Six month 2013 amount also includes a $9 million increase in expense attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. Three and six month 2012 amounts include an increase in expense of $73 million (including $66 million of EP acquisition expenses for employee severance, retention and bonus costs) attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. Six month 2012 amount also includes a $1 million increase in unallocated severance expense associated with certain Terminal operations.

(d)
Includes expenses and transactions for the periods after the May 25, 2012 EP acquisition date. 2013 and 2012 amounts include $1 million and $29 million, respectively, in severance allocated to EPB from us; however, EPB does not have any obligation, nor did it pay any amounts related to this expense.

(e)
Three and six month 2013 amounts include (i) $15 and $18 million, respectively, of amortization of capitalized financing fees which are associated with KMI's remaining debt issued to finance the cash portion of the EP acquisition purchase price; and (ii) $3 million and $7 million, respectively, of interest on margin for marketing contracts. 2012 amounts include $11 million of amortization expense on the EP acquisition bridge-loan financing fees.

(f)
Three and six month 2013 amounts include a $2 million decrease in interest expense associated with debt fair value adjustments recorded in purchase accounting for KMP’s Copano acquisition. Six month 2013 amount also includes a $15 million increase in interest expense, and three and six month 2012 amounts include a $19 million increase in interest expense, all attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates.

(g)
Three and six month 2013 amounts include increases of $3 million and $5 million, respectively, in net income attributable to KMP’s noncontrolling interests, and the three and six month 2012 amounts include an increase of $1 million and a decrease of $3 million, respectively, in net income attributable to KMP’s noncontrolling interests, all related to the combined effect from all of the three and six month 2013 and 2012 certain items previously disclosed in the footnotes to the tables included above in “-Results of Operations.”

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

Combined, the certain items described in footnotes (a) and (b) to the table above decreased KMI’s general and administrative expenses by $293 million and $329 million, respectively, in the second quarter and first half of 2013, when compared with the same prior year periods. Excluding the certain items discussed above, KMI’s general and administrative expenses for both the second quarter and first half of 2013 when compared to the same prior year periods was essentially flat.

For the three and six months ended June 30, 2013, the certain items described in footnote (c) to the table above accounted for decreases of $41 million and $28 million, respectively, in KMP’s general and administrative expenses, when compared to the same two periods a year ago. The remaining $33 million (34%) and $47 million (23%), respectively, period-to-period increases in expense were driven by KMP’s acquisition of additional businesses, primarily associated with acquisition of both the drop down asset groups from us, effective August 1, 2012 and March 1, 2013, and its acquisition of Copano, effective May 1. 2013.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount.  Combined, the certain items described in footnote (e) to the table above increased KMI’s interest expense by $7 million and $14 million, respectively, in the second quarter and first half of 2013, when compared with the same prior year periods. Our remaining interest expense, net of interest income, increased by $23 million (24%) and $105 million (76%), respectively, in the second quarter and first half of 2013 when compared with the same prior year periods. This increase in KMI’s interest expense was primarily due to interest expense incurred in 2013 from (i) KMI's remaining debt issued to finance the cash portion of the May 2012 EP acquisition purchase price; and (ii) debt assumed in the EP acquisition, see Notes 2 and 3 “Acquisitions” and “ Debt” respectively, to our consolidated financial statements included elsewhere in this report.

After taking into effect the certain item described in footnote (f) to the table above, KMP’s net interest expense increased $76 million (54%) and $124 million (44%), respectively, in the second quarter and first six months of 2013, when compared to the same year-earlier periods. The increases were due to both higher average debt levels and higher effective interest rates.

For the three and six months ended June 30, 2013, KMP’s average debt balance increased by 25% and 23%, respectively, when compared to the same prior year periods. The increases were largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transactions), and joint venture contributions KMP has made since the end of the second quarter of 2012. KMP also realized increases of 9% and 8%, respectively, in the weighted average interest rate on all of its borrowings in the second quarter and first half of 2013, when compared to the same 2012 periods (including both short-term and long-term borrowing amounts, KMP’s average interest rate increased from 4.27% for the second quarter of 2012 to 4.64% for the second quarter of 2013, and increased from 4.25% for the first half of 2012 to 4.61% for the first half of 2013). The increases were driven by higher interest rates on the debt obligations KMP assumed as part of the drop-down transactions.

We, and our subsidiary KMP, swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2013, approximately 39% of KMI’s and 31% of KMP’s debt balances (excluding the debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as long-term fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

EPB’s 2012 interest expense represents amounts incurred from the May 25, 2012 EP acquisition date through June 30, 2012.

Net income (loss) attributable to noncontrolling interests, which represents the allocation of our consolidated net income (or loss) attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are

Kinder Morgan, Inc. Form 10-Q

not held by us, increased $621 million (531%) and $1,079 million (511%), respectively, for the second quarter and first half of 2013 as compared with the same prior year periods.  The increase was primarily due to our noncontrolling interest’s portion of (i) KMP’s $558 million gain from the remeasurement of its previously held 50% equity interest in Eagle Ford to fair value; (ii) KMP’s $141 million after-tax gain on the sale of its investments in the Express pipeline system; (iii) the additional income from EP assets acquired by KMP from us; and (iv) the second quarter and first half of 2012 included $327 million and $755 million, respectively, net of tax non-cash loss from a remeasurement of KMP’s FTC Natural Gas Pipeline disposal group net assets to fair value.

Income Taxes

Our total tax expense from continuing operations for the six months ended June 30, 2013 and 2012 is $504 million and $105 million, respectively.  The $399 million increase in tax expense was primarily due to (i) higher 2013 income attributable to KMI primarily as a result of our investments in KMP and EPB; (ii) tax expense as a result of KMP's 2013 sale of its one-third interest in the Express-Platte pipeline; (iii) a decrease in our share of non-tax deductible goodwill associated with our investment in KMP primarily due to KMP's acquisition of Copano, and (iv) KMI's amortization of the deferred charge. These increases to tax expense are partially offset by (i) higher cash distributions associated with investments for which we receive dividend-received deductions and (ii) the tax benefit in 2013 due to a decrease in our deferred state rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets and KMP's Copano acquisition.

Total tax expense for the three months ended June 30, 2013 is approximately $225 million as compared with tax expense of $9 million for the same period of 2012. The $216 million increase in tax expense is due primarily due to (i) higher income in 2013 attributable to KMI as a result of our investments in KMP and EPB and expenses incurred by us in 2012 in connection with the EP acquisition and (ii) a decrease in our share of non-tax deductible goodwill associated with our investment in KMP primarily due to KMP's acquisition of Copano.

Financial Condition

General

As of June 30, 2013, we had a combined $1,017 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $303 million (42%) from December 31, 2012.  As of June 30, 2013, KMI had approximately $319 million of borrowing capacity available under its $1.75 billion senior secured revolving credit facility, KMP had approximately $1.1 billion of borrowing capacity available under its $2.7 billion senior unsecured revolving credit facility and EPB (through its wholly-owned subsidiary, El Paso Pipeline Partners Operating Company, L.L.C. (EPPOC)) had approximately $990 million of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility (see below in “—Short-term Liquidity”).  We believe our cash position and our remaining borrowing capacity are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt interest payments, sustaining capital expenditures, and quarterly dividend payments and our subsidiaries’ quarterly distributions.

Expansion capital expenditures, acquisitions and debt principal payments, as such debt principal payments become due, have historically been funded by us and our subsidiaries through (i) additional borrowings (including commercial paper issuances by KMP); (ii) the issuance of additional common stock by us; (iii) issuance of shares by KMR with proceeds used for its purchase of additional KMP i-units; and (iv) issuance of common units by KMP or EPB.

In addition, KMP has funded a portion of its historical expansion capital expenditures with retained cash, which results primarily from including i-units owned by KMR in the determination of KMP’s cash distributions per unit, but paying quarterly distributions on i-units in additional i-units rather than cash and from waived incentive distributions to KMGP, KMP’s general partner (discussed further below in “—KMP”).

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

Kinder Morgan, Inc. Form 10-Q

upon future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.

On February 27, 2013, Moody’s modified its rating on KMI’s senior secured debt ratings from a negative to a stable outlook.

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable), at S&P, Moody’s and Fitch, respectively. KMP’s short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at S&P, Moody’s and Fitch, respectively. Currently, EPB’s long-term corporate debt rating is BBB- (stable), Ba1 (positive), and BBB- (stable), at S&P, Moody’s and Fitch, respectively.

Short-term Liquidity

As of June 30, 2013, our principal sources of short-term liquidity were (i) KMI’s $1.75 billion senior secured revolving credit facility; (ii) KMP’s $2.7 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures May 1, 2018 (which replaced KMP’s previous $2.2 billion senior unsecured revolving bank credit facility that was due July 1, 2016); (iii) KMP’s $2.7 billion short-term commercial paper program (which is supported by its credit facility, with the amount available for borrowing under its credit facility being reduced by its outstanding commercial paper borrowings and letters of credit); (iv) EPB’s $1.0 billion senior unsecured revolving credit facility; and (v) cash from operations.  The loan commitments under the facilities can be used to fund borrowings for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program.  In addition, EPB’s credit facility is expandable to $1.5 billion for certain expansion projects and acquisitions.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $1,717 million and $1,013 million in the first six months of 2013 and 2012, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

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

	June 30, 2013
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due December 2014	$1,354	$319
KMP
$2.7 billion, five-year unsecured revolver, due May 2018	$1,369	$1,127
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$990

Our combined balance of short-term debt as of June 30, 2013 was $3,964 million, primarily consisting of (i) $2,723 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.7 billion commercial paper program; and (ii) $500 million in principal amount of KMP’s 5.0% senior notes that mature December 15, 2013. KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings to replace maturing commercial paper and current maturities.  KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales. Our combined balance of short-term debt as of December 31, 2012 was $2,401 million.

Kinder Morgan, Inc. Form 10-Q

We had working capital deficits of $3,561 million and $1,554 million as of June 30, 2013 and December 31, 2012, respectively.  The overall $2,007 million (129%) unfavorable change from year-end 2012 was primarily due to a net increase in our credit facility borrowings and KMP’s commercial paper borrowings, the sale of the Express System and BBPP Holdings Ltda which were included at December 31, 2012 within “Assets held for sale” in our consolidated balance sheet included elsewhere in this report and an increase in “Accrued other current liabilities,” due largely to certain transportation rate case liabilities being reclassified from long-term liabilities to short-term liabilities. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our combined cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances (discussed below in “—Long-term Financing”).

Long-term Financing

As of June 30, 2013 and December 31, 2012, the balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $30,586 million and $30,154 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

We used proceeds from the recent drop-down transaction to pay down our EP acquisition debt. Proceeds from the March 2013 drop-down transaction were used to pay down $947 million of the EP acquisition debt in the first quarter of 2013 and we paid down an additional $239 million in the second quarter of 2013 using proceeds from the sale of the remainder of the EPC building note to third parties. We anticipate that we will continue to reduce this debt balance with proceeds from future drop-down transactions.

Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.  We and our subsidiaries, including KMP and EPB, are subject, however, to conditions in the equity and debt markets and there can be no assurance we will be able or willing to access the public or private markets for equity and/or long-term senior notes in the future.  If we were unable or unwilling to access the equity markets, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our or our subsidiaries’ credit ratings.  Furthermore, our subsidiaries’ ability to access the public and private debt markets is affected by their respective credit ratings (as discussed above in “—Credit Ratings and Capital Market Liquidity”).

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

As of June 30, 2013, the outstanding borrowings of Copano consist of a single series of unsecured senior notes with an aggregate principal amount of $510 million. The notes mature in full on April 1, 2021. The notes have a fixed annual stated interest rate of 7.125%, and interest is payable semiannually on April 1 and October 1 of each year. Kinder Morgan Energy Partners, L.P. has guaranteed the payment of Copano’s notes. As part of KMP’s Copano purchase price, KMP valued the debt equal to $589 million as of May 1, 2013, representing the present value of amounts to be paid determined using an approximate interest rate of 4.79%. Additionally, the indenture governing the notes contains several options that allow Copano to redeem all or part of the notes prior to the stated maturity. One such option provides that at any time prior to April 1, 2014, Copano may redeem up to 35% of the aggregate principal amount of the notes at a redemption price of 107.125% of the principal amount, plus accrued and unpaid interest, with proceeds Copano receives from equity offerings. Copano expects to exercise this option sometime in the third quarter of 2013, and following its exercise, to redeem 35% of the aggregate principal amount of the notes ($179 million). Currently, KMP expects that Copano will fund this redemption with net cash proceeds KMP receives from the sales of additional common units and i-units. Other indenture provisions allow KMP to redeem all or part of the notes, together with accrued and unpaid interest, (i) at any time prior to April 1, 2016 at a stated make-whole redemption price; or (ii) on or after April 1, 2016 at stated redemption prices. Furthermore, if KMP sells certain of Copano's assets or experience specific kinds of changes of control, KMP must offer to repurchase the notes.

For additional information about our debt-related transactions in the first six months of 2013, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2012 Form 10-K.

Kinder Morgan, Inc. Form 10-Q

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset, and generally, we and our subsidiaries (including KMP and EPB) fund our sustaining capital expenditures with cash flows from operations. In addition to utilizing cash generated from their own operations, certain of our subsidiaries can each fund their own cash requirements for expansion capital expenditures with proceeds from issuing their own long-term notes or with proceeds from contributions received from us or their other member owners.

All of our, and our subsidiaries’, capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. Generally, KMP’s and EPB’s discretionary capital expenditures are initially funded through borrowings under the respective revolving credit facilities of KMP and EPB, or for KMP its commercial paper program, until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both. For the year 2013, we expect to invest over $4 billion for our capital expansion program, which includes small acquisitions and contributions to joint ventures, but excludes KMP’s acquisition of Copano.

Our capital expenditures for the six months ended June 30, 2013, and the amount we forecast to spend for 2013 to sustain and grow our business are as follows:

	Six Months Ended June 30, 2013	Remaining 2013	Full Year 2013
Sustaining capital expenditures (a)
KMP	$118	$230	$348
EPB	15	29	44
KMI	19	37	56
Total sustaining capital expenditures	$152	$296	$448
Discretionary capital expenditures (b)	$1,642	$2,653	$4,295
 _______

(a)
Six months ended June 30, 2013, Remaining 2013, and Full Year 2013 include $19 million, $39 million, and $58 million for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures, respectively.

(b)
Includes discretionary capital expenditures of unconsolidated joint ventures and acquisitions (excluding KMP’s acquisition of Copano), which amounted to $430 million for the six months ended June 30, 2013.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Six Months Ended June 30, 2013
	2013	2012	increase/(decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$1,717	$1,013	$704
Investing activities	(1,100)	(5,790)	4,690
Financing activities	(294)	5,043	(5,337)

Effect of exchange rate changes on cash	(20)	(2)	(18)

Net increase in cash and cash equivalents	$303	$264	$39

Operating Activities

The net increase of $704 million (69%) in cash provided by operating activities in the six months ended June 30, 2013

Kinder Morgan, Inc. Form 10-Q

compared to the respective 2012 period was primarily attributable to:

▪
a $1 billion increase in cash from overall higher net income after adjusting our period-to-period $1.8 billion increase in net income for non-cash items primarily consisting of lower losses from both the sale and the remeasurement of net assets to fair value; the first six months 2013 gain on the sale of our investments in the Express Pipeline System; deferred income taxes, depreciation, depletion and amortization; and an increase in transportation rate case liabilities and legal liabilities; and

▪
a $305 million decrease associated with net changes in working capital items and non-current assets and liabilities, and other non-cash income and expense items. The decrease includes (i) a $152 million net decrease in cash due to unfavorable changes in the collection and payment of trade and related party receivables and payables (including cash book overdrafts) and natural gas transportation and exchange imbalance receivables and payables due primarily to the timing of invoices received from customers and paid to vendors and suppliers; and (ii) a $36 million decrease in cash due to lower net dock premiums and toll collections received from KMP’s Trans Mountain pipeline system customers, due to lower shipper bids for dock space, driven by market price conditions.

Investing Activities

The $4,690 million net increase in cash provided by investing activities in the six months ended June 30, 2013 compared to the respective 2012 period was primarily attributable to:

▪	a $4,714 million increase from the acquisitions of assets and investments from unrelated parties primarily driven by the $4,970 million net outlay of cash in 2012 for the EP acquisition;

▪	a $528 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures;” and

▪
a combined $491 million increase from the proceeds received in the first quarter of 2013 from both KMP’s sale of the investments in the Express pipeline system (as discussed in Note 2 “Acquisitions and Divestiture—Express Pipeline System” to our consolidated financial statements included elsewhere in this report) and our sale of BBPP Holdings Ltda.

Financing Activities

The net decrease of $5,337 million in cash provided by financing activities in the six months ended June 30, 2013 compared to the respective 2012 period was primarily attributable to:

▪
a $5,532 million net decrease in cash from overall debt financing activities primarily due to (i) a $5,288 million decrease due to net proceeds received from the EP acquisition debt issued in the second quarter of 2012; (ii) a $1,171 million decrease resulting from the $1,186 million of repayments made on the acquisition debt in 2013, primarily funded by the cash portion of the drop-down transactions, compared to $15 million of repayments made on the EP acquisition debt in 2012. Further information regarding the drop-down transactions and the acquisition debt are discussed in Note 2 “Acquisitions and Divestitures—Drop-Down of EP Assets to KMP” and Note 3 “Debt—KMI,” respectively, to our consolidated financial statements included elsewhere in this report; and (iii) a $933 million net increase in our and our subsidiaries’ other debt repayments and debt issuances, as summarized below.

	KMI	KMP	EPB	Total
Debt issuances	$(431)	$1,420	$—	$989
Debt repayments	614	(767)	97	(56)
Net cash increase	$183	$653	$97	$933
Additional information regarding our and our subsidiaries debt activities is discussed in Note 3 “Debt;”

▪	a $333 million decrease in cash due to higher dividend payments;

▪
a $248 million decrease in cash associated with distributions to non-controlling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB. Further information regarding KMP and EPB's distributions are included in Note 4 “Stockholders' Equity-Noncontrolling Interests—Distributions” in our consolidated financial statements included elsewhere in this report; and

Kinder Morgan, Inc. Form 10-Q

▪
a $792 million increase in contributions provided by non-controlling interests, (discussed in Note 4 “Stockholders' Equity -Noncontrolling Interests-Contributions” to our consolidated financial statements included elsewhere in this report), primarily reflecting the following: (i) the $907 million proceeds KMP received, after commissions and underwriting expenses, from the sales of additional KMP common units in the first half of 2013, (including $73 million received for i-units that KMR purchased using the proceeds from the sale of its common shares versus the $277 million KMP received from the sales of additional KMP common units in the comparable 2012 period, (ii) the $73 million contributions KMP received from its Battleground Oil Specialty Terminal Company LLC (BOSTCO) partners in the first half of 2013; and (iii) the $85 million of proceeds EPB received from its issuance of common units in the first half of 2013.

KMP
At June 30, 2013, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 43 million limited partner units of KMP. These units, which consist of 23 million common units, 5 million Class B units and 15 million i-units, represent approximately 10.0% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at June 30, 2013, our limited partner and general partner interests represented approximately 11.8% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by KMGP, the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between KMGP, as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests.

For further information about the partnership distributions KMP paid in the second quarters of 2013 and 2012 (for the first quarterly periods of 2013 and 2012, respectively), see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions” to our consolidated financial statements included elsewhere in this report.

On July 17, 2013, KMP declared a cash distribution of $1.32 per unit for the second quarter of 2013 (an annualized rate of $5.28 per unit). This distribution is 7% higher than the $1.23 per unit distribution KMP made for the second quarter of 2012.

On May 13, 2013, KMP announced an increase in the amount of cash distributions it expects to declare for the year 2013. Currently, KMP expects to declare cash distributions of $5.33 per unit for 2013, up from its 2013 published annual budget amount of $5.28 per unit. The increase was primarily based on projected contributions from KMP’s Copano acquisition, which closed on May 1, 2013. KMP expects the Copano acquisition to be modestly accretive to KMP in 2013, given the partial year, and due to additional cost savings, KMP now estimates the incremental impact from Copano to be slightly higher than its initial projections at the time the acquisition was announced. KMP’s current expected distributions of $5.33 per unit represent a 7% increase over its cash distributions of $4.98 per unit for 2012. KMP expects the Copano acquisition to be approximately $0.10 per unit accretive to KMP for at least the next five years beginning in 2014. Please read “—Information Regarding Forward-Looking Statements” below.

As a result of KMP’s Copano acquisition, KMGP, as general partner of KMP, has agreed to forego $75 million of its incremental incentive distributions in 2013 (foregoing equal amounts $25 million from each of its second, third and fourth quarter incentive distribution amounts), and intends to forgo incentive distribution amounts of $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and natural gas liquids, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are natural gas liquids volumes. KMP’s 2013 budget assumes an average WTI crude oil price of approximately $91.68 per barrel (with some minor adjustments for timing, quality and location differences) in 2013, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2013 budget), KMP currently expects the average price of WTI crude oil will be approximately $96.36 per barrel in 2013. For 2013, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the

Kinder Morgan, Inc. Form 10-Q

CO2–KMP segment’s cash flows by approximately $6 million (or approximately 0.1% of KMP’s combined business segments’ anticipated EBDA). This sensitivity to the average WTI price is very similar to what KMP experienced in 2012.

EPB

As of June 30, 2013, we owned approximately 90 million limited partner units of EPB, representing approximately 41% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.
EPB’s partnership agreement requires that it distribute 100% of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning EPB’s partnership distribution.
On July 17, 2013, EPB declared a cash distribution of $0.63 per unit for the second quarter of 2013 (an annualized rate of $2.52 per unit). EPB expects to declare cash distributions of $2.55 per unit for 2013.
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
See Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Information Regarding Forward-Looking Statements” in our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2012, in Item 7A in our 2012 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures.

As of June 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial

Kinder Morgan, Inc. Form 10-Q

Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Warrants

Period	Total number of warrants repurchased (a)	Average price of warrants repurchased (a)	Total number of warrants purchased as part of publicly announces plans (b)	Maximum number (or approximate dollar value) of warrants that may yet be purchased under the plans for programs (b)
April 1 to April 30, 2013	—	$—	82,618,598	$12,742,179
May 1 to May 31, 2013	4,511,670	$5.76	84,881,746	$—
June 1 to June 30, 2013	4,300,000	$5.78	84,881,746	$—
Total	8,811,670	$5.77	84,881,746	$—
_______

(a)
Includes an additional 6,548,522 warrants repurchased from May 1, 2013 to June 30, 2013 for $38 million as authorized by KMI’s board of directors, separate and apart from the publicly announced repurchase programs discussed in footnote (b) below.

(b)
On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of warrants. As of May 2013, we completed the repurchase of $250 million of warrants pursuant to this publicly announced repurchase program. On July 17, 2013, we announced that our board of directors had approved a separate share and warrant repurchase program authorizing us to repurchase in the aggregate up to $350 million of additional shares of our common stock and warrants.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

In connection with our initial public offering in 2011, we entered into severance agreements with several executive officers, including Kimberly A. Dang, Steven J. Kean and Thomas A. Martin (but not including Richard D. Kinder), each of whom is a “named executive officer.” In addition, Mr. Kinder has been party to an employment agreement with us and our predecessors since 1999. Effective August 1, 2013, we terminated the severance agreements with each of our current executive officers, including Ms. Dang, Mr. Kean and Mr. Martin, and the employment agreement with Mr. Kinder.

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; (v) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2013 and 2012; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	August 2, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)