Form 10-Q
period 2013-09-30
KINDER MORGAN, INC.
filed 2013-10-30
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 25, 2013, the registrant had 1,035,849,756 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

Kinder Morgan, Inc. and Subsidiaries

Company Abbreviations

BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMCO2	=	Kinder Morgan CO2 Company, L.P.
Calnev	=	Calnev Pipe Line LLC	KMEP	=	Kinder Morgan Energy Partners, L.P.
Copano	=	Copano Energy, L.L.C.	KMGP	=	Kinder Morgan G.P., Inc.
Eagle Ford	=	Eagle Ford Gathering LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its consolidated subsidiaries
El Paso	=	El Paso LLC	KMR	=	Kinder Morgan Management, LLC
Elba Express	=	Elba Express Company, L.L.C.	MEP	=	Midcontinent Express Pipeline LLC
ELC	=	Elba Liquefaction Company, L.L.C.	Plantation	=	Plantation Pipe Line Company
EP	=	El Paso Corporation and its consolidated subsidiaries	SFPP	=	SFPP, L.P.
EPB	=	El Paso Pipeline Partners, L.P.	SLC	=	Southern Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
FEP	=	Fayetteville Express Pipeline LLC	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
IMT	=	International Marine Terminals	TransColorado	=	TransColorado Gas Transmission Company LLC
KinderHawk	=	KinderHawk Field Services LLC	WYCO	=	WYCO Development L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” or “KMI” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries.

Common Industry and Other Terms

Bcf/d	=	billion cubic feet per day	LIBOR	=	London Interbank Offered Rate
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LNG	=	liquefied natural gas
CO2	=	carbon dioxide	MLP	=	master limited partnership
CPUC	=	California Public Utilities Commission	MMcf/d	=	million cubic feet per day
EBDA	=	earnings before all non-cash depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	NEB	=	National Energy Board
DD&A	=	depreciation, depletion, amortization and amortization of excess cost of equity investments	NGL	=	natural gas liquid
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
EPA	=	United States Environmental Protection Agency	NYSE	=	New York Stock Exchange
FERC	=	Federal Energy Regulatory Commission	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
FASB	=	Financial Accounting Standards Board	SEC	=	United States Securities and Exchange Commission
FTC	=	Federal Trade Commission	WTI	=	West Texas Intermediate
GAAP	=	Generally Accepted Accounting Principles in the United States of America	OTC	=	over-the-counter

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Natural gas sales	$968	$670	$2,649	$1,751
Services	1,675	1,531	4,881	3,400
Product sales and other	1,113	669	2,668	1,743
Total Revenues	3,756	2,870	10,198	6,894

Operating Costs, Expenses and Other
Costs of sales	1,543	854	3,767	2,071
Operations and maintenance	517	491	1,579	1,184
Depreciation, depletion and amortization	467	403	1,327	1,010
General and administrative	158	186	481	816
Taxes, other than income taxes	95	88	295	207
Other income, net	(65)	(4)	(81)	(22)
Total Operating Costs, Expenses and Other	2,715	2,018	7,368	5,266
Operating Income	1,041	852	2,830	1,628

Other Income (Expense)
Earnings from equity investments	100	101	294	238
Amortization of excess cost of equity investments	(11)	(5)	(29)	(9)
Interest expense, net	(418)	(523)	(1,247)	(993)
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	—	—	558	—
(Loss) gain on sale of investments in Express pipeline system (Note 2)	(1)	—	224	—
Other, net	11	21	35	29
Total Other Income (Expense)	(319)	(406)	(165)	(735)

Income from Continuing Operations Before Income Taxes	722	446	2,665	893

Income Tax Expense	(171)	(60)	(675)	(165)

Income from Continuing Operations	551	386	1,990	728

Discontinued Operations (Notes 1 and 2)
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax	—	48	—	145
Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax	—	(179)	(2)	(934)
Loss from Discontinued Operations, Net of Tax	—	(131)	(2)	(789)

Net Income (Loss)	551	255	1,988	(61)

Net (Income) Loss Attributable to Noncontrolling Interests	(265)	(55)	(1,133)	156

Net Income Attributable to Kinder Morgan, Inc.	$286	$200	$855	$95

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (Continued) (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Class P Shares
Basic and Diluted Earnings Per Common Share From Continuing Operations	$0.27	$0.21	$0.82	$0.33
Basic and Diluted Loss Per Common Share From Discontinued Operations	—	(0.02)	—	(0.22)
Total Basic and Diluted Earnings Per Common Share	$0.27	$0.19	$0.82	$0.11
Class A Shares
Basic and Diluted Earnings Per Common Share From Continuing Operations		$0.19		$0.26
Basic and Diluted Loss Per Common Share From Discontinued Operations		(0.02)		(0.22)
Total Basic and Diluted Earnings Per Common Share		$0.17		$0.04
Basic Weighted-Average Number of Shares Outstanding
Class P Shares	1,036	605	1,036	366
Class A Shares		432		496
Diluted Weighted-Average Number of Shares Outstanding
Class P Shares	1,036	1,039	1,036	864
Class A Shares		432		496
Dividends Per Common Share Declared for the Period	$0.41	$0.36	$1.19	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Kinder Morgan, Inc.
Net income	$286	$200	$855	$95
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $19, $19, $9, and $(15), respectively)	(42)	(30)	(22)	25
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(5), $2, $(2), and $(1), respectively)	10	(5)	5	1
Foreign currency translation adjustments (net of tax (expense) benefit of $(7), $(13), $12, and $(13), respectively)	17	22	(28)	21
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(36), $1, $(37), and $(7), respectively)	66	(1)	66	12
Total other comprehensive income (loss)	51	(14)	21	59
Total comprehensive income	337	186	876	154

Noncontrolling Interests
Net income (loss)	265	55	1,133	(156)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $6, $5, $4, and $(5), respectively)	(38)	(41)	(27)	46
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(2), $-, $(1), and $(1), respectively)	9	(5)	5	4
Foreign currency translation adjustments (net of tax (expense) benefit of $(2), $(4), $4, and $(4), respectively)	16	32	(26)	31
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(2), $1, $(2), and $1, respectively)	13	(2)	13	(2)
Total other comprehensive income (loss)	—	(16)	(35)	79
Total comprehensive income (loss)	265	39	1,098	(77)

Total
Net income (loss)	551	255	1,988	(61)
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $25, $24, $13, and $(20), respectively)	(80)	(71)	(49)	71
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(7), $2, $(3) and $(2), respectively)	19	(10)	10	5
Foreign currency translation adjustments (net of tax (expense) benefit of $(9), $(17), $16, and $(17), respectively)	33	54	(54)	52
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(38), $2, $(39), and $(6), respectively)	79	(3)	79	10
Total other comprehensive income (loss)	51	(30)	(14)	138
Total comprehensive income	$602	$225	$1,974	$77

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2013	December 31, 2012 (a)
ASSETS
Current Assets
Cash and cash equivalents – KMI (Note 14)	$137	$71
Cash and cash equivalents – KMP and EPB (Note 14)	679	643
Accounts receivable, net	1,420	1,333
Inventories	435	374
Assets held for sale	—	298
Deferred income taxes	428	539
Other current assets	492	416
Total current assets	3,591	3,674

Property, plant and equipment, net (Note 14)	35,275	30,996
Investments	6,044	5,804
Goodwill (Note 14)	24,494	23,632
Other intangibles, net	2,474	1,171
Deferred charges and other assets	2,697	2,968
Total Assets	$74,575	$68,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt – KMI (Note 14)	$2,195	$1,153
Current portion of debt – KMP and EPB (Note 14)	778	1,248
Accounts payable	1,427	1,248
Accrued interest	391	513
Accrued other current liabilities	1,624	1,066
Total current liabilities	6,415	5,228

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 14)	7,724	9,148
Outstanding – KMP and EPB (Note 14)	23,090	20,161
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,124	2,591
Total long-term debt	33,038	32,000
Deferred income taxes	4,314	4,071
Other long-term liabilities and deferred credits	2,506	2,846
Total long-term liabilities and deferred credits	39,858	38,917
Total Liabilities	$46,273	$44,145

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued) (In Millions, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2013	December 31, 2012 (a)
Commitments and contingencies (Notes 3 and 11)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,035,846,825 and 1,035,668,596 shares, respectively, issued and outstanding	$10	$10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,636	14,917
Retained deficit	(1,284)	(943)
Accumulated other comprehensive loss	(97)	(118)
Total Kinder Morgan, Inc.’s stockholders’ equity	13,265	13,866
Noncontrolling interests	15,037	10,234
Total Stockholders’ Equity	28,302	24,100
Total Liabilities and Stockholders’ Equity	$74,575	$68,245
_______

(a)	Retrospectively adjusted as discussed in Note 2.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities
Net income (loss)	$1,988	$(61)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	1,327	1,017
Deferred income taxes	474	20
Amortization of excess cost of equity investments	29	9
(Gain) loss from the remeasurement of net assets to fair value, net of tax (Note 2)	(558)	856
Gain from the sale of investments in Express pipeline system (Note 2)	(224)	—
Loss from the sale of discontinued operations (Note 2)	2	78
Loss on early extinguishment of debt	—	82
Non-cash compensation expense on settlement of EP stock awards	—	87
Earnings from equity investments	(294)	(302)
Distributions from equity investments	303	290
Proceeds from termination of interest rate swap agreements	96	53
Pension contributions in excess of expense	(59)	(9)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	126	(25)
Inventories	(57)	(99)
Other current assets	53	40
Accounts payable	(232)	(47)
Accrued interest	(133)	(175)
Accrued other current liabilities	20	79
Rate reparations, refunds and other litigation reserve adjustments	174	(23)
Other, net	(258)	57
Net Cash Provided by Operating Activities	2,777	1,927

Cash Flows From Investing Activities
Acquisition of EP, net of $6,581 cash acquired (Note 2)	—	(4,970)
Acquisitions of other assets and investments, net of $30 cash acquired (Note 2)	(292)	(72)
Capital expenditures	(2,270)	(1,399)
Proceeds from sale of investments in Express pipeline system	402	—
Proceeds from sale of investments in BBPP Holdings Ltda	88	—
Repayments from related party	10	48
Contributions to investments	(171)	(158)
Distributions from equity investments in excess of cumulative earnings	117	159
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	74	40
Other, net	4	(13)
Net Cash Used in Investing Activities	(2,038)	(6,365)

Cash Flows From Financing Activities
Issuance of debt - KMI	1,592	7,244
Payment of debt - KMI	(1,985)	(4,864)
Issuance of debt - KMP and EPB	7,915	8,483
Payment of debt - KMP and EPB	(6,666)	(5,557)
Debt issue costs	(23)	(104)
Cash dividends	(1,196)	(810)
Repurchase of warrants	(463)	(136)
Contributions from noncontrolling interests	1,420	1,404
Distributions to noncontrolling interests	(1,220)	(853)
Other, net	1	(18)
Net Cash (Used in) Provided by Financing Activities	(625)	4,789

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12)	13

Net Increase in Cash and Cash Equivalents	102	364
Cash and Cash Equivalents, beginning of period	714	411
Cash and Cash Equivalents, end of period	$816	$775

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2013	2012

Noncash Investing and Financing Activities
Net assets and liabilities acquired by the issuance of shares and warrants	$—	$11,464
Liabilities settled by the issuance of shares and warrants	$—	$12
Assets acquired by the assumption or incurrence of liabilities	$1,487	$—
Assets acquired or liabilities settled by contributions from noncontrolling interests	$3,733	$306
Contribution of net assets to investments	$—	$—
Increase in accrual for capital expenditures	$240	$74
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,362	$1,051
Net cash paid during the period for income taxes	$82	$175

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Nine Months Ended September 30, 2013
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(118)	$13,866	$10,234	$24,100
Warrants repurchased		(463)			(463)		(463)
Warrants exercised		1			1		1
Conversions of EP Trust I Preferred securities		3			3		3
Amortization of restricted shares		24			24		24
Impact from equity transactions of KMP, EPB and KMR		154			154	(244)	(90)
Tax impact on stock based compensation		1			1		1
Net income			855		855	1,133	1,988
Distributions					—	(1,220)	(1,220)
Contributions					—	5,153	5,153
KMP’s acquisition of Copano noncontrolling interests					—	17	17
Cash dividends			(1,196)		(1,196)		(1,196)
Other		(1)			(1)	(1)	(2)
Other comprehensive income (loss)				21	21	(35)	(14)
Ending Balance at September 30, 2013	$10	$14,636	$(1,284)	$(97)	$13,265	$15,037	$28,302

	Nine Months Ended September 30, 2012
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2011	$8	$3,431	$(3)	$(115)	$3,321	$5,247	$8,568
Issuance of shares for EP acquisition	3	10,598			10,601		10,601
Issuance of warrants for EP acquisition		863			863		863
Acquisition of EP noncontrolling interests					—	3,797	3,797
Warrants repurchased		(136)			(136)		(136)
Conversions of EP Trust I Preferred securities		11			11		11
Cash paid for Class P Share cancellation			(15)		(15)		(15)
Amortization of restricted shares		9			9		9
Impact from equity transactions of KMP, EPB and KMR		47			47	(76)	(29)
Tax impact on stock based compensation		101			101		101
Net income (loss)			95		95	(156)	(61)
Distributions					—	(853)	(853)
Contributions					—	1,710	1,710
Cash dividends			(810)		(810)		(810)
Other					—	4	4
Other comprehensive income				59	59	79	138
Ending Balance at September 30, 2012	$11	$14,924	$(733)	$(56)	$14,146	$9,752	$23,898

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the third largest energy company in North America with a combined enterprise value of approximately $110 billion. We own an interest in or operate approximately 82,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, CO2 and other products, and our terminals store petroleum products and chemicals, and handle such products as ethanol, coal, petroleum coke and steel. We are also the leading producer and transporter of CO2 for enhanced oil recovery projects in North America.

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

General

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

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods. In addition, certain amounts from prior periods have been reclassified to conform to the current presentation (including reclassifications between “Services” and “Product sales and other” within the “Revenues” section of our accompanying consolidated statements of income). Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K).

Our accounting records are maintained in United States dollars, and all references to dollars are United States dollars, except where stated otherwise.  Canadian dollars are designated as C$.  Our consolidated financial statements include our accounts and those of our majority-owned subsidiaries as well as the accounts of KMP, EPB and KMR.  Investments in jointly-owned operations in which we hold a 50% or less interest (other than KMP, EPB and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KMP’s FTC Natural Gas Pipelines Disposal Group - Discontinued Operations

Effective November 1, 2012, we sold KMP’s (i) Kinder Morgan Interstate Gas Transmission natural gas pipeline system; (ii) Trailblazer natural gas pipeline system; (iii) Casper and Douglas natural gas processing operations; and (iv) 50% equity investment in the Rockies Express natural gas pipeline system to Tallgrass Energy Partners, LP (now known as Tallgrass Development, LP) (Tallgrass) for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In this report, we refer to this combined group of assets as KMP’s FTC Natural Gas Pipelines disposal group. For more information about the presentation of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations, see Note 2 “Summary of Significant Accounting Policies—Basis of Presentation” to our consolidated financial statements included in our 2012 Form 10-K.
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

Earnings per Share

For the three and nine months ended September 30, 2013, earnings per share was calculated using the two-class method.  Earnings were allocated to Class P shares of common stock and to participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards do not participate in excess distributions over earnings. For the three and nine months ended September 30, 2013, the following potential Class P common shares are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share; (i) 6 million and 3 million, respectively, related to unvested restricted stock awards; (ii) 400 million and 419 million, respectively, related to outstanding warrants to purchase our Class P shares; and (iii) 10 million for each period, related to convertible trust preferred securities.

The following table sets forth the allocation of net income for Class P shares and for participating securities for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	Net Income Available to Shareholders
Class P	$283	$851
Participating securities(a)	3	4
Net Income Attributable to Kinder Morgan, Inc.	$286	$855
_______

(a)	Participating securities are unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments.

On December 26, 2012, the remaining series of our Class A, Class B and Class C shares were fully converted and as a result, only our Class P common stock was outstanding as of December 31, 2012.

For the three and nine months ended September 30, 2012, earnings per share was calculated using the two-class method.  Earnings were allocated to each class of common stock based on the amount of dividends paid in the current period

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

For the Class P diluted earnings per share computations, total net income attributable to Kinder Morgan, Inc. was divided by the adjusted weighted-average shares outstanding during the period, including all dilutive potential shares.  This included the Class P shares into which the investor retained stock (collectively, our Class A, Class B and Class C common stocks) was convertible.  The number of Class P shares on a fully-converted basis was the same before and after any conversion of our investor retained stock.  Each time one Class P share was issued upon conversion of investor retained stock, the number of Class P shares went up by one, and the number of Class P shares into which the investor retained stock was convertible went down by one.  Accordingly, there was no difference between Class P basic and diluted earnings per share because the conversion of Class A, Class B, and Class C shares into Class P shares did not impact the number of Class P shares on a fully-converted basis.  Commencing with the acquisition of EP, dilutive potential shares also included the Class P shares issuable in connection with the warrants and the trust preferred securities (see Note 4).  As no securities were convertible into Class A shares, the basic and diluted earnings per share computations for Class A shares were the same. For the three and nine months ended September 30, 2012, the following potential Class P common shares were antidilutive and, accordingly, were excluded from the determination of diluted earnings per share; (i) 450 million and 457 million, respectively, related to outstanding warrants to purchase our Class P shares; and (ii) 11 million for each period, related to convertible trust preferred securities.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of basic and diluted earnings per share from continuing operations for the three and nine months ended September 30, 2012 (in millions, except per share amounts):

	Three Months Ended September 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$386
Less: income from continuing operations attributable to noncontrolling interests				(171)
Income from continuing operations attributable to KMI				215
Dividends paid in the period	$212	$142	$10	(364)
Excess distributions over earnings	(87)	(62)	—	$(149)
Income from continuing operations attributable to shareholders	$125	$80	$10	$215
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	605	432	N/A
Basic earnings per common share from continuing operations(b)	$0.21	$0.19	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$215	$80	N/A
Diluted weighted-average number of shares	1,039	432	N/A
Diluted earnings per common share from continuing operations(b)	$0.21	$0.19	N/A

	Nine Months Ended September 30, 2012
	Income from Continuing Operations Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Income from continuing operations				$728
Less: income from continuing operations attributable to noncontrolling interests				(441)
Income from continuing operations attributable to KMI				287
Dividends paid in the period	$343	$432	$35	(810)
Excess distributions over earnings	(221)	(301)	(1)	$(523)
Income from continuing operations attributable to shareholders	$122	$131	$34	$287
Basic earnings per share from continuing operations
Basic weighted-average number of shares outstanding	366	496	N/A
Basic earnings per common share from continuing operations(b)	$0.33	$0.26	N/A
Diluted earnings per share from continuing operations
Income from continuing operations attributable to shareholders and assumed conversions(c)	$287	$131	N/A
Diluted weighted-average number of shares	864	496	N/A
Diluted earnings per common share from continuing operations(b)	$0.33	$0.26	N/A

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The following tables set forth the computation of total basic and diluted earnings per share for the three and nine months ended September 30, 2012 (in millions, except per share amounts):

	Three Months Ended September 30, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$200
Dividends paid in the period	$212	$142	$10	(364)
Excess distributions over earnings	(96)	(68)	—	$(164)
Net income attributable to shareholders	$116	$74	$10	$200
Basic earnings per share
Basic weighted-average number of shares outstanding	605	432	N/A
Basic earnings per common share(b)	$0.19	$0.17	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$200	$74	N/A
Diluted weighted-average number of shares	1,039	432	N/A
Diluted earnings per common share(b)	$0.19	$0.17	N/A

	Nine Months Ended September 30, 2012
	Net Income Available to Shareholders
	Class P	Class A	Participating Securities (a)	Total
Net income attributable to KMI				$95
Dividends paid in the period	$343	$432	$35	(810)
Excess distributions over earnings	(303)	(410)	(2)	$(715)
Net income attributable to shareholders	$40	$22	$33	$95
Basic earnings per share
Basic weighted-average number of shares outstanding	366	496	N/A
Basic earnings per common share(b)	$0.11	$0.04	N/A
Diluted earnings per share
Net income attributable to shareholders and assumed conversions(c)	$95	$22	N/A
Diluted weighted-average number of shares	864	496	N/A
Diluted earnings per common share(b)	$0.11	$0.04	N/A
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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

2.  Acquisitions and Divestitures

Copano Energy, L.L.C. Acquisition

Effective May 1, 2013, KMP closed its acquisition of Copano. KMP acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities).  The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano common unit.  KMP issued 43,371,210 of its common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a KMP common unit on the NYSE on the May 1, 2013 issuance date).

KMP accounted for its acquisition of Copano under the acquisition method of accounting, and accordingly, measured the consideration paid to Copano unitholders, the acquired identifiable tangible and intangible assets, and the assumed liabilities at their acquisition-date fair values. Also, due to the fact that KMP’s acquisition included the remaining 50% interest in Eagle Ford that it did not already own, KMP remeasured its existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date, resulting in the recognition of a $558 million pre-tax non-cash gain reported separately within “Other Income (Expense)” on our accompanying consolidated statement of income for the nine months ended September 30, 2013.

As of September 30, 2013, KMP’s preliminary purchase price allocation related to the Copano acquisition, as adjusted to date, is as follows (in millions). KMP’s evaluation of the assigned fair values is ongoing and subject to adjustment:

Preliminary Purchase Price Allocation:
Current assets (including cash acquired of $30)	$218
Property, plant and equipment	2,805
Investments	387
Goodwill	1,119
Other intangibles, net	1,375
Other assets	13
Total assets	5,917
Less: Fair value of previously held 50% interest in Eagle Ford	(704)
Total assets acquired	5,213
Current liabilities	(207)
Other liabilities	(4)
Long-term debt	(1,252)
Noncontrolling interests	(17)
KMP’s common unit consideration	$3,733

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

Copano provides comprehensive services to natural gas producers, including natural gas gathering, processing, treating and NGL fractionation.  Copano owns an interest in or operates approximately 6,900 miles of pipelines with 2.7 Bcf/d of natural gas transportation capacity, and also owns nine natural gas processing plants with more than 1 Bcf/d of natural gas processing capacity and 315 MMcf/d of natural gas treating capacity.  Its operations are located primarily in Texas, Oklahoma and Wyoming.  Most of the acquired assets are included in the Natural Gas Pipelines business segment.

Impact of KMP’s Acquisition of Copano on KMI’s Income Taxes

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non-tax deductible goodwill. As a result of the goodwill recorded by KMP for its Copano acquisition, KMI’s deferred tax liability and goodwill were adjusted by $255 million for the portion of its outside basis difference associated with KMP’s underlying goodwill.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Goldsmith Landreth Unit

On June 1, 2013, KMP acquired certain oil and gas properties, rights, and related assets in the Permian Basin of West Texas from Legado Resources LLC for approximately $285 million (before working capital adjustments). KMP also assumed $18 million of liabilities. The acquisition of the Goldsmith Landreth San Andres oil field unit includes more than 6,000 acres located in Ector County, Texas, and based on KMP’s measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed, KMP assigned the $285 million amount to “Property, plant and equipment, net.” The acquired oil field is in the early stages of CO2 flood development and includes a residual oil zone along with a classic San Andres waterflood. The field currently produces approximately 1,250 barrels of oil per day, and as part of the transaction, KMP obtained a long-term supply contract for up to 150 MMcf/d of CO2. The acquisition complements KMP’s existing oil and gas producing assets in the Permian Basin, and the acquired assets are included as part of the CO2—KMP business segment.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the three and nine months ended September 30, 2013 and 2012, assumes that the EP, Copano and the Goldsmith Landreth Unit acquisitions had occurred as of January 1, 2012. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if these acquisitions had been completed as of January 1, 2012 or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

	Pro Forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$3,756	$3,341	$10,903	$9,384
Income from Continuing Operations	$551	$379	$1,952	$410
(Loss) Income from Discontinued Operations, Net of Tax	$—	$(131)	$(2)	$1,279
Net Income	$551	$248	$1,950	$1,689
Net (Income) Loss Attributable to Noncontrolling Interests	$(265)	$127	$(1,120)	$291
Net Income Attributable to Kinder Morgan, Inc.	$286	$375	$830	$1,980
Diluted Earnings per Common Share
Class P Shares	$0.27	$0.36	$0.80	$1.91
Class A Shares		$0.34		$1.84

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

We began accounting for KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations in the first quarter of 2012 (prior to our sale announcement, we included the disposal group in the Natural Gas Pipelines business segment).  For the nine months ended September 30, 2012, we recognized a combined $934 million non-cash loss from both the remeasurement of the disposal group to fair value and from estimated costs to sell, and we reported this loss amount separately as “Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income.

KMP and Tallgrass trued up the final consideration for the sale of our FTC Natural Gas Pipelines disposal group in the first quarter of 2013, and based on this true up, we recognized an additional $2 million loss. We reported this loss amount separately as “Loss on sale and the remeasurement of KMP’s FTC Natural Gas Pipelines disposal group to fair value, net of tax” within the discontinued operations section of our accompanying consolidated statement of income for the nine months ended September 30, 2013, and except for this loss amount, no other financial results from the operations of KMP’s FTC Natural Gas Pipelines disposal group were recorded in the first nine months of 2013.

Summarized financial information for KMP’s FTC Natural Gas Pipelines disposal group is as follows (in millions):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Operating revenues	$71	$204
Operating expenses	(45)	(116)
Depreciation and amortization	—	(7)
Other expense	(1)	(1)
Earnings from equity investments	22	64
Interest income and Other, net	—	1
Income from operations of KMP’s FTC Natural Gas Pipelines disposal group, net of tax	$47	$145

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. KMP received net cash proceeds of $402 million (after paying both a final working capital settlement and certain transaction related selling expenses in the current quarter), and we reported the net cash proceeds received from the sale separately as “Proceeds from sale of investments in Express pipeline system” within the investing section of our accompanying consolidated statement of cash flows. For the nine months ended September 30, 2013, we recognized a combined $224 million pre-tax gain with respect to this sale, and we reported this gain amount separately as “(Loss) gain on the sale of investments in Express pipeline system” on our accompanying consolidated statement of income. We also recorded an income tax expense of $84 million related to this nine month gain, and we included this expense within “Income Tax Expense” in our accompanying consolidated statement of income.

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

TGP’s Sale of Production Area Facilities

On September 1, 2013, TGP sold certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana for an aggregate consideration of $32 million in cash. TGP’s net assets sold in this transaction (including assets identified as “held for sale”) totaled $88 million, and as a result of the sale, TGP recognized both a $92 million increase in regulatory assets pursuant to a FERC order, and a $36 million gain from the sale of assets. We included the cash proceeds received from the sale in 2013 within “Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs” within the investing section of our accompanying consolidated statement of cash flows for the nine months

Table of Contents	Kinder Morgan, Inc. Form 10-Q

ended September 30, 2013, and we included the gain amount within “Other Income (Expense)” on our accompanying consolidated statements of income for the three and nine months ended September 30, 2013.

BBPP Holdings Ltda

As of December 31, 2012, we owned a 2% interest in Gas Transboliviano S.A., and 33 1/3% interest in BBPP Holdings Ltda which we acquired as a part of the May 25, 2012 EP acquisition. BBPP Holdings Ltda owned a 29% interest in Transportadora Brasileira Gasoduto Bolivia-Brasil S.A. which, together with Gas Transboliviano S.A., owned the Bolivia to Brazil Pipeline. On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million. As of December 31, 2012, our $88 million equity interests in the Bolivia to Brazil Pipeline was included within “Assets held for sale” on our accompanying consolidated balance sheet.

Drop-Down of EP Assets to KMP

August 2012

Effective August 1, 2012, KMP acquired a 100% ownership interest in TGP and an initial 50% ownership interest in EPNG from us for an aggregate consideration of approximately $6.2 billion (including a proportional share of assumed debt borrowings as of August 1, 2012). For additional information about this acquisition, see Note 3 “Acquisitions and Divestitures—Drop-Down of EP Assets to KMP” to our consolidated financial statements included in our 2012 Form 10-K.

March 2013

Effective March 1, 2013, KMP acquired from us the remaining 50% ownership interest it did not already own in both EPNG and the EP midstream assets for an aggregate consideration of approximately $1.7 billion (including a proportional 50% share of assumed debt borrowings as of March 1, 2013). The consideration that we received from KMP consisted of (i) $994 million in cash (including $6 million in the second quarter of 2013 to settle the final working capital adjustment); (ii) 1,249,452 common units (valued at $108 million based on the $86.72 closing market price of KMP’s common unit on the NYSE on the March 1, 2013 issuance date); and (iii) $557 million in assumed debt (consisting of 50% of the outstanding principal amount of EPNG’s debt borrowings as of March 1, 2013, excluding any debt fair value adjustments). We used the proceeds from the March 1, 2013 drop-down transaction to (i) pay down $947 million of our senior secured term loan facility; and (ii) reduce borrowings under our credit facility. See Note 3 “Debt” for further discussion. The terms of the drop-down transaction were approved on our behalf by the independent members of our board of directors and on KMP’s behalf by the audit committees and the boards of directors of both KMGP, as KMP’s general partner, and KMR, in its capacity as the delegate of KMGP, following the receipt by our independent directors and by the audit committees of KMGP and KMR of separate fairness opinions from different independent financial advisors.

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

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non tax deductible goodwill. As a result of the drop-down transactions, a deferred tax liability arose related to the portion of the outside basis difference associated with the underlying goodwill that was contributed to KMP by us. However, since the drop-downs were transactions between entities under common control, we recognized an offsetting deferred charge of $448 million for the August 2012 and $53 million for the March 2013 drop-down transactions. These balances will be amortized to income tax expense over the remaining useful lives of the transferred assets of approximately 25 years Similar to the impact described above, KMP’s acquisition of a 50% ownership interest in the EP

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Midstream joint venture, also generated the recognition of a deferred charge and corresponding deferred tax liability and is included in the amount above.

The amortization of the deferred charge will result in incremental income tax expense of approximately $20 million per year. For the three and nine months ended September 30, 2013, total income tax expense related to the amortization of the deferred charges was approximately $5 million and $15 million, respectively.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These deferred costs are then amortized as interest expense in our accompanying consolidated statements of income. The following table provides detail on the principal amount of our outstanding debt balances, as of September 30, 2013 and December 31, 2012. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	September 30, 2013	December 31, 2012
KMI
Senior term loan facility, variable rate, due 2015	$1,528	$2,714
Senior notes and debentures, 5.15% through 7.45%, due 2015 through 2098	315	315
Credit facility due December 31, 2014(a)	1,514	1,035
Subsidiary borrowings (as obligor)
K N Capital Trust I, deferrable interest debentures issued by subsidiary trusts, 7.63% and 8.56%, due 2027 and 2028	27	27
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
El Paso, senior notes, 6.50% through 12.00%, due 2013 through 2037	3,860	3,860
EPC Building, LLC promissory note, 3.967%, due 2013 through 2035(b)	464	217
Colorado Interstate Gas Services Company, 7.76% Totem note payable, due 2018	1	1
Other credit facilities due December 20, 2013, March 20 and June 20, 2014	293	210
EP preferred securities, 4.75%, due March 31, 2028	281	286
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Total debt — KMI	10,019	10,401
Less: Current portion of debt — KMI	(2,195)	(1,153)
Total long-term debt — KMI(c)	$7,824	$9,248

KMP and EPB
KMP
Senior notes, 2.65% through 9.00% due 2013 through 2043(d)	$16,100	$13,350
Commercial paper borrowings(e)	174	621
Credit facility due May 1, 2018	—	—
KMP subsidiary borrowings (as obligor)
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037(f)	1,790	1,790
EPNG senior notes 5.95% through 8.625%, due 2017 through 2032(g)	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021(h)	332	—
Other miscellaneous subsidiary debt	101	186
Total debt — KMP	19,612	17,062
Less: Current portion of debt — KMP(i)	(702)	(1,155)
Total long-term debt — KMP(c)	18,910	15,907
EPB
EPPOC
Senior notes, 4.10% through 8.00% due 2013 through 2042(j)	2,260	2,348
Credit facility due May 27, 2016(k)	—	—
EPB subsidiary borrowings (as obligor)
Colorado Interstate Gas Company, L.L.C. senior notes, 5.95% through 6.85%, due 2015 through 2037	475	475
SLNG senior notes, 9.50% through 9.75%, due 2014 through 2016	135	135
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other financing obligations	175	178
Total debt — EPB	4,256	4,347
Less: Current portion of debt — EPB	(76)	(93)
Total long-term debt — EPB(c)	4,180	4,254
Total long-term debt — KMP and EPB	$23,090	$20,161
_______

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(a)	As of September 30, 2013 and December 31, 2012, the weighted average interest rates on KMI’s credit facility borrowings were 2.68% and 2.72%, respectively.

(b)
In December 2012, our subsidiary, EPC Building, LLC had issued $468 million of 3.967% amortizing promissory notes with payments due 2013 through 2035, of which $217 million was issued to third parties and the remaining $251 million was held by KMI until they were sold to third parties in April of 2013. EPC Building, LLC, as the landlord, leases the property to KMI as a tenant.  Proceeds from the issuance of the notes were used to reduce KMI’s credit facility borrowings.

(c)
Excludes debt fair value adjustments. As of September 30, 2013 and December 31, 2012, our “Debt fair value adjustments” increased our debt balances by $2,124 million and $2,591 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Fair Value of Derivative Contracts.”

(d)
On February 28, 2013, KMP completed a public offering of $1 billion in principal amount of senior notes in two separate series, consisting of $600 million of 3.50% notes due September 1, 2023 and $400 million of 5.00% notes due March 1, 2043. KMP received net proceeds of $991 million, and used the proceeds to pay a portion of the purchase price for the March 2013 drop-down transaction and to reduce the borrowings under its commercial paper program. On August 5, 2013, KMP completed a public offering of $1.75 billion in principal amount of senior notes in three separate series, consisting of $800 million of 2.65% notes due February 1, 2019, $650 million of 4.15% notes due February 1, 2024 and $300 million of 5.00% notes due March 1, 2043 (the 5.00% notes issued in August 2013 constitute a further issuance of the $400 million aggregate principal amount of the 5.00% notes that KMP issued in February 2013 and form a single series with these notes). KMP received net proceeds of $1,724 million, and used the proceeds to reduce the borrowings of its commercial paper program and to fund its partial redemption and retirement of Copano’s 7.125% senior notes in September 2013 (see “—KMP’s Copano Debt” below).

(e)
In May 2013, in association with the increase of capacity negotiated for KMP’s senior unsecured revolving bank credit facility (see “—Credit Facilities - KMP” below), KMP increased its commercial paper program by $500 million to provide for the issuance of up to $2.7 billion. As of September 30, 2013 and December 31, 2012, the average interest rates on KMP’s outstanding commercial paper borrowings were 0.27% and 0.45%, respectively. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions made during the first nine months of 2013 and during 2012, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

(f)	Consists of six separate series of fixed-rate unsecured senior notes that KMP assumed as part of the August 2012 drop-down transaction.

(g)	Consists of four separate series of fixed-rate unsecured senior notes that KMP assumed as part of the August 2012 and March 2013 drop-down transactions.

(h)
Consists of a single series of fixed-rate unsecured senior notes that KMP guaranteed as part of its May 1, 2013 Copano acquisition. The notes mature in full on April 1, 2021, and interest on the notes is payable semiannually on April 1 and October 1 of each year. For further information about these notes, see “—KMP’s Copano Debt” below.

(i)	As of September 30, 2013 and December 31, 2012, includes commercial paper borrowings of $174 million and $621 million.

(j)	In September 2013, EPPOC repaid $88 million of 8% senior notes.

(k)	LIBOR plus 1.75%.

KMP’s Copano Debt

As of the May 1, 2013 Copano acquisition date, KMP assumed the following outstanding Copano debt amounts (i) $404 million of outstanding borrowings under Copano’s revolving credit facility due June 10, 2016; (ii) $249 million aggregate principal amount of Copano’s 7.75% unsecured senior notes due June 1, 2018; and (iii) $510 million aggregate principal amount of Copano’s 7.125% unsecured senior notes due April 1, 2021. Immediately following the acquisition, KMP repaid the outstanding $404 million of borrowings under Copano’s revolving credit facility, and terminated the credit facility at the time of such repayment. On June 1, 2013, KMP paid $259 million (based on a price of 103.875% of the principal amount) to fully redeem and retire the 7.75% series of senior notes in accordance with the terms and conditions of the indenture governing the notes. As part of its May 1, 2013 purchase price allocation, KMP valued the 7.75% senior notes equal to the $259 million redemption value and accordingly, no gain or loss was recorded from this debt retirement. KMP utilized borrowings under its commercial paper program for both of these debt retirements.

On September 4, 2013, KMP paid $191 million to complete the partial redemption and retirement of $178 million (35%) of the total $510 million outstanding principal amount of Copano’s 7.125% senior notes, (excluding a $6 million payment for accrued and unpaid interest on the redeemed notes as of September 4, 2013). As part of its May 1, 2013 purchase price allocation, KMP valued the 7.125% senior notes equal to the $191 million redemption value and accordingly, KMP recorded no gain or loss from this debt retirement. As of September 30, 2013, an aggregate principal amount of $332 million of 7.125% senior notes remained outstanding.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Credit Facilities

KMI

As of September 30, 2013, we had $1,514 million outstanding under KMI’s $1.75 billion senior secured credit facility and $80 million in letters of credit. Our availability under this facility as of September 30, 2013 was approximately $156 million.

KMP

On May 1, 2013, KMP replaced its previous $2.2 billion, senior unsecured revolving bank credit facility that was due July 1, 2016, with a new $2.7 billion five-year senior unsecured revolving credit facility expiring May 1, 2018. Borrowings under the credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. KMP had no borrowings under the credit facility as of September 30, 2013. The credit facility’s financial covenants are substantially similar to those in the previous facility, and as of September 30, 2013, KMP was in compliance with all required financial covenants. The new facility provides that the margin KMP will pay with respect to borrowings and the facility fee KMP will pay on the total commitment will vary based on its senior debt credit rating. Interest on the credit facility accrues at KMP’s option at a floating rate equal to either:

▪
the administrative agent’s base rate, plus a margin, which varies depending upon the credit rating of KMP’s long-term senior unsecured debt (the administrative agent’s base rate is a rate equal to the greatest of (i) the Federal Funds Rate, plus 0.5%; (ii) the Prime Rate; or (iii) LIBOR for a one-month eurodollar loan, plus 1%); or

▪	LIBOR for a one-month eurodollar loan, plus a margin, which varies depending upon the credit rating of KMP’s long-term senior unsecured debt.

As of September 30, 2013, KMP had approximately $174 million of commercial paper borrowings outstanding under its $2.7 billion credit facility and $204 million in letters of credit. KMP’s availability under its facility as of September 30, 2013 was approximately $2,322 million.

EPB

As of September 30, 2013, EPB had no outstanding balance under its revolving credit facility. EPB’s availability under this facility as of September 30, 2013 was approximately $1 billion.
Kinder Morgan G.P., Inc. Preferred Shares

The following table provides information about KMGP’s distributions on 100,000 shares of its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per share cash distribution declared for the period(a)	$10.517	$10.948	$31.531	$52.598
Per share cash distribution paid in the period	$10.545	$20.825	$31.652	$62.475
_________

(a)	Distribution declared for the three months ended September 30, 2013, was declared on October 16, 2013 and is payable on November 18, 2013 to shareholders of record as of October 31, 2013.

4.  Stockholders’ Equity

Common Equity

As of September 30, 2013, our common equity consisted of our Class P common stock. On December 26, 2012, our remaining series of Class A, Class B and Class C shares were fully converted, and as a result only our Class P common stock was outstanding as of December 31, 2012. Our Class P common stock is sometimes referred to herein as our “common stock,” and our Class A, Class B and Class C common stock is sometimes collectively referred to herein as our “investor retained stock.” For accounting purposes, our Class P shares are and our Class A shares, prior to the full conversion of the investor retained stock, were considered common stock, and prior to the full conversion of the investor retained stock, our Class B and Class C shares, were considered participating securities. For additional information regarding our common stock and our

Table of Contents	Kinder Morgan, Inc. Form 10-Q

investor retained stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2012 Form 10-K.

The following tables set forth the changes in our outstanding series of shares during the nine months ended September 30, 2013 and 2012.

Class P
Balance at December 31, 2012	1,035,668,596
Shares issued with conversions of EP Trust I Preferred securities	74,421
Shares issued for exercised warrants	16,886
Restricted shares vested	86,922
Balance at September 30, 2013	1,035,846,825

	Class P	Class A	Class B	Class C
Balance at December 31, 2011	170,921,140	535,972,387	94,132,596	2,318,258
Shares issued for EP acquisition (Note 2)	330,154,610	—	—	—
Shares issued with conversions of EP Trust I Preferred securities	454,028	—	—	—
Shares converted	147,255,126	(147,255,126)	(4,827,797)	(2,761)
Shares canceled	(446,206)	—	—	—
Restricted shares vested	77,925	—	—	—
Balance at September 30, 2012	648,416,623	388,717,261	89,304,799	2,315,497

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Per common share cash dividend declared for the period	$0.41	$0.36	$1.19	$1.03
Per common share cash dividend paid in the period	$0.40	$0.35	$1.15	$0.98

Dividends Subsequent to September 30, 2013

On October 16, 2013, our board of directors declared a cash dividend of $0.41 per share for the quarterly period ended September 30, 2013, which is payable on November 15, 2013 to shareholders of record as of October 31, 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Warrants

The table below sets forth the changes in our outstanding warrants during the nine months ended September 30, 2013 and 2012.

	Warrants
	Nine Months Ended September 30,
	2013	2012
Beginning balance	439,809,442	—
Warrants issued in EP acquisition(a)	—	504,598,883
Warrants issued with conversions of EP Trust I Preferred securities(b)	113,757	693,971
Warrants exercised	(21,208)	—
Warrants repurchased(c)	(91,460,387)	(59,787,050)
Ending balance	348,441,604	445,505,804
_______

(a)	See Note 2, “Acquisitions and Divestitures—KMI Acquisition of EP.”

(b)	See Note 8, “Debt” to our consolidated financial statements included in our 2012 Form 10-K.

(c)
On May 23, 2012, we announced that our board of directors had approved a warrant repurchase program, authorizing us to repurchase in the aggregate up to $250 million of warrants, which repurchase was completed as of May 2013. In the second quarter of 2013, we repurchased an additional $38 million in warrants, which was approved by our board of directors separate and apart from the publicly announced repurchase program. On July 17, 2013, we announced that our board of directors had authorized an additional $350 million share and warrant repurchase program. As of September 30, 2013, $331 million of the $350 million repurchase program had been utilized. On October 16, 2013, we announced that our board of directors had approved an additional share and warrant repurchase program authorizing us to repurchase in the aggregate up to $250 million of additional shares or warrants. During the nine months ended September 30, 2013 and 2012, we paid a total of $463 million and $136 million, respectively, for the repurchase of warrants.

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

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	September 30, 2013	December 31, 2012
KMP	$7,612	$3,270
EPB	4,141	4,111
KMR	3,020	2,716
Other	264	137
	$15,037	$10,234

Contributions

Contributions from our noncontrolling interests consist primarily of equity issuances by KMP, EPB and KMR. As of September 30, 2013, each of these subsidiaries has an equity distribution agreements in place which allows the subsidiary to sell its equity interests from time to time through a designated sales agent. The terms of each agreement are substantially similar. Sales of the subsidiary’s equity interests will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between the subsidiary equity issuer and its sales agent. The subsidiary equity issuer may also sell its equity interests to its sales agent as principal for the sales agent’s own account at a price agreed upon at the time of the sale. Any sale of the subsidiary’s equity interests to the sales agent as principal would be pursuant to the terms of a separate agreement between the subsidiary equity issuer and its sales agent. The equity distribution agreement provides the subsidiary with the right, but not the obligation to offer and sell its equity units or shares, at prices to be determined by market conditions. The subsidiary retains at all times complete control over the amount and the timing of sales

Table of Contents	Kinder Morgan, Inc. Form 10-Q

under its respective equity distribution agreement, and it will designate the maximum number of equity units or shares to be sold through its sales agent, on a daily basis or otherwise as the subsidiary equity issuer and its sales agent agree.

The table below shows significant issuances of common units or shares, the net proceeds from the issuances and the use of the proceeds during the nine months ended September 30, 2013 for KMP, EPB and KMR (dollars in millions and units and shares in thousands).

	Issuances	Common units/shares	Net proceeds		Use of proceeds
		(in thousands)	(in millions)
KMP
Issued under equity distribution agreement(a)
	2013	8,248	$695		Reduced borrowings under KMP's commercial paper program
Other issuances
	February 2013	4,600	$385		Issued to pay a portion of the purchase price for the March 2013 drop-down transaction
	May 2013	43,371	$—	(b)	Issued to Copano unitholders as KMP's purchase price for Copano
EPB(c)
	2013	2,038	$85	(d)	General partnership purposes
KMR(e)
	2013	1,757	$145		Purchased additional KMP i-units; KMP then used proceeds to reduce borrowings under its commercial paper program
_______

(a)
On June 3, 2013, KMP entered into a fourth amended and restated equity distribution agreement with UBS Securities LLC (UBS) which increased the aggregate offering price of KMP’s common units to up to $2.175 billion (up from $1.9 billion), and on August 7, 2013, KMP entered into a second and separate equity distribution agreement with UBS. The terms of this second equity distribution agreement are substantially similar to those in KMP’s previous agreement, and allows it to offer and sell from time to time additional KMP common units having an aggregate offering price of up to $1.9 billion through UBS, as sales agent.

(b)	KMP valued these units at $3,733 million based on the $86.08 closing market price of a KMP common unit on the NYSE on May 1, 2013.

(c)
On March 7, 2013, EPB entered into an equity distribution agreement with Citigroup. Pursuant to the provisions of EPB’s equity distribution agreement, EPB may sell from time to time through Citigroup, as its sales agent, EPB’s common units representing limited partner interests having an aggregate offering price of up to $500 million.

(d)	Represents proceeds received from noncontrolling interests and excludes our $2 million contribution as the owner of EPB’s general partner.

(e)
On May 4, 2012, KMR entered into an equity distribution agreement with Credit Suisse Securities (USA) LLC (Credit Suisse). Pursuant to the provisions of KMR’s equity distribution agreement, it may sell from time to time through Credit Suisse, as its sales agent, KMR shares having an aggregate offering price of up to $500 million.

The above equity issuances by KMP, EPB and KMR during the nine months ended September 30, 2013 had the associated effects of increasing our (i) noncontrolling interests by $4,799 million; (ii) accumulated deferred income taxes by $90 million; and (iii) additional paid-in capital by $154 million.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
KMP
Per unit cash distribution declared for the period	$1.35	$1.26	$3.97	$3.69
Per unit cash distribution paid in the period	$1.32	$1.23	$3.91	$3.59
Cash distributions paid in the period to the public	$377	$275	$983	$788
EPB(a)
Per unit cash distribution declared for the period	$0.65	$0.58	$1.90	$1.13
Per unit cash distribution paid in the period	$0.63	$0.55	$1.86	$0.55
Cash distributions paid in the period to the public	$80	$64	$235	$64
KMR(b)
Share distributions paid in the period	1,880,172	1,578,616	5,411,720	4,646,736
_______

(a)	Represents distribution information since the May 2012 EP acquisition.

(b)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  On October 16, 2013, KMR declared a share distribution of 0.017610 shares per outstanding share (2,153,480 total shares) payable on November 14, 2013 to shareholders of record as of October 31, 2013, based on the $1.35 per common unit distribution declared by KMP.

Subsequent Events

Noncontrolling Interests Distributions

On October 16, 2013, KMP declared a cash distribution of $1.35 per unit for the quarterly period ended September 30, 2013. The distribution will be paid on November 14, 2013 to KMP’s unitholders of record as of October 31, 2013.

On October 16, 2013, EPB declared a cash distribution of $0.65 per unit for the quarterly period ended September 30, 2013. The distribution will be paid on November 14, 2013 to EPB’s unitholders of record as of October 31, 2013.

5.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, NGLs and crude oil.  We also have exposure to interest rate risk as a result of the issuance of our debt obligations.  Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks.

As part of the EP acquisition, we acquired power forward and swap contracts. We have entered into offsetting positions that eliminate the price risks associated with our power contracts. As part of the May 1, 2013 Copano acquisition, KMP acquired derivative contracts related to natural gas, NGLs and crude oil. None of these derivatives are designated as accounting hedges.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Energy Commodity Price Risk Management

As of September 30, 2013, KMI and KMP had the following outstanding commodity forward contracts to hedge their forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(23.1)	million barrels
Natural gas fixed price	(35.2)	billion cubic feet
Natural gas basis	(30.7)	billion cubic feet
Derivatives not designated as hedging contracts
Crude oil fixed price	0.5	million barrels
Crude oil basis	(1.2)	million barrels
Natural gas fixed price	0.3	billion cubic feet
Natural gas basis	7.9	billion cubic feet
NGLs fixed price	0.4	million barrels

As of September 30, 2013, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017.

Interest Rate Risk Management

As of September 30, 2013, KMI and KMP had a combined notional principal amount of $725 million and $5,050 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2013, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

In June 2013, KMP terminated three fixed-to-variable interest rate swap agreements in separate transactions having a combined notional principal amount of $975 million, and received combined proceeds of $96 million from the early termination of these swap agreements. In August 2013, KMP entered into six separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. Four of these agreements effectively convert a portion of the interest expense associated with KMP’s 2.65% senior notes due February 1, 2019 from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread and the remaining two agreements effectively convert a portion of the interest expense associated with KMP’s 4.15% senior notes due February 1, 2024, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread. As of December 31, 2012, KMI and KMP had a combined notional principal amount of $725 million and $5,525 million, respectively, of fixed-to-variable interest rate swap agreements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Other current assets/(Accrued other current liabilities)	$19	$42	$(49)	$(18)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	65	40	(43)	(11)
Subtotal		84	82	(92)	(29)
Interest rate swap agreements	Other current assets/(Accrued other current liabilities)	114	9	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	200	656	(79)	(1)
Subtotal		314	665	(79)	(1)
Total		398	747	(171)	(30)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Other current assets/(Accrued other current liabilities)	11	4	(2)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	2	—	(1)	(1)
Subtotal		13	4	(3)	(4)
Power derivative contracts	Other current assets/(Accrued other current liabilities)	9	8	(55)	(59)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	13	13	(85)	(120)
Subtotal		22	21	(140)	(179)
Total		35	25	(143)	(183)
Total derivatives		$433	$772	$(314)	$(213)

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Certain of our derivative contracts are subject to master netting agreements. As of September 30, 2013 and December 31, 2012, we presented the fair value of our derivative contracts on a gross basis on our accompanying consolidated balance sheets. The following tables present our derivative contracts subject to such netting agreements as of the dates indicated (in millions):

	Offsetting of financial assets and derivative assets
				Gross amounts not offset in the balance sheet
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Amounts of assets presented in the balance sheet	Financial instruments	Cash collateral held(a)	Net amount
As of September 30, 2013:
Natural gas, crude and NGL derivative contracts	$97	$—	$97	$(60)	$—	$37
Power derivative contracts	$22	$—	$22	$(22)	$—	$—
Interest rate swap agreements	$314	$—	$314	$(19)	$—	$295
As of December 31, 2012:
Natural gas, crude and NGL derivative contracts	$86	$—	$86	$(17)	$—	$69
Power derivative contracts	$21	$—	$21	$(21)	$—	$—
Interest rate swap agreements	$665	$—	$665	$—	$—	$665

	Offsetting of financial liabilities and derivative liabilities
				Gross amounts not offset in the balance sheet
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Amounts of liabilities presented in the balance sheet	Financial instruments	Cash collateral posted(b)	Net amount
As of September 30, 2013:
Natural gas, crude and NGL derivative contracts	$(95)	$—	$(95)	$60	$—	$(35)
Power derivative contracts	$(140)	$—	$(140)	$22	$5	$(113)
Interest rate swap agreements	$(79)	$—	$(79)	$19	$—	$(60)
As of December 31, 2012:
Natural gas, crude and NGL derivative contracts	$(33)	$—	$(33)	$17	$5	$(11)
Power derivative contracts	$(179)	$—	$(179)	$21	$—	$(158)
Interest rate swap agreements	$(1)	$—	$(1)	$—	$—	$(1)
_______

(a)
Cash margin deposits held by KMP associated with its energy commodity contract positions and OTC swap agreements and reported within “Accrued other current liabilities” in our accompanying consolidated balance sheets.

(b)
$5 million of cash margin deposits posted by KMI at September 30, 2013 and KMP at December 31, 2012, associated with energy commodity contract positions and OTC swap agreements and reported within “Other current assets” in our accompanying consolidated balance sheets.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2013 and December 31, 2012, these fair value adjustments to our debt balances included (i) $1,419 million and $1,470 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $235 million and $664 million, respectively, associated with the offsetting entry for hedged debt; (iii) $533 million and $490 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $63 million and $33 million, respectively, associated with unamortized debt discount amounts. As of September 30, 2013, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Effect of Derivative Contracts on the Income Statement

The following two tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and nine months ended September 30, 2013 and 2012 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$(26)	$29	$(333)	$110
Total		$(26)	$29	$(333)	$110

Fixed rate debt	Interest expense	$26	$(29)	$333	$(110)
Total		$26	$(29)	$333	$(110)
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$(78)	$(69)	Natural gas sales	$—	$1	Natural gas sales	$—	$—
			Product sales and other	(22)	—	Product sales and other	(8)	(5)
			Costs of sales	3	7	Costs of sales	—	—
Interest rate swap agreements	(2)	(2)	Interest expense	—	2	Interest expense	—	—
Total	$(80)	$(71)	Total	$(19)	$10	Total	$(8)	$(5)

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2013	2012		2013	2012		2013	2012
Energy commodity derivative contracts	$(55)	$76	Natural gas sales	$—	$3	Natural gas sales	$—	$—
			Product sales and other	(9)	(23)	Product sales and other	(2)	(8)
			Costs of sales	(2)	13	Costs of sales	—	—
Interest rate swap agreements	6	(5)	Interest expense	1	2	Interest expense	—	—
Total	$(49)	$71	Total	$(10)	$(5)	Total	$(2)	$(8)
_______

(a)
We expect to reclassify an approximate $17 million loss associated with energy commodity price risk management activities and included in our accumulated other comprehensive loss and noncontrolling interest balances as of September 30, 2013 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

For the three and nine months ended September 30, 2013, we recognized losses of $7 million and $10 million, respectively, in income and included these amounts within “Product sales and other” from derivative contracts not designated as accounting hedges. For the three and nine months ended September 30, 2012, such amounts were not significant.

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

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both September 30, 2013 and December 31, 2012, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, NGLs and crude oil. As of September 30, 2013 and December 31, 2012, KMI had $170 million and $300 million, respectively, of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in their credit rating.  As of September 30, 2013, we estimate that if KMP’s credit rating

Table of Contents	Kinder Morgan, Inc. Form 10-Q

was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $18 million of incremental collateral. As of September 30, 2013, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Changes in the components of our “Accumulated other comprehensive income (loss)” for the nine months ended September 30, 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive income/(loss)
Balance as of December 31, 2012	$7	$51	$(176)	$(118)
Other comprehensive (loss) income before reclassifications	(22)	(28)	66	16
Amounts reclassified from accumulated other comprehensive income	5	—	—	5
Net current-period other comprehensive (loss) income	(17)	(28)	66	21
Balance as of September 30, 2013	$(10)	$23	$(110)	$(97)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of September 30, 2013 and December 31, 2012, based on the three levels established by the Codification. The fair value measurements in the tables below do not include cash margin deposits made by us or our counterparties, which are reported within “Other current assets” and “Accrued other current liabilities,” respectively, in our accompanying consolidated balance sheets (in millions).

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Asset fair value measurements using
	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
Energy commodity derivative contracts(a)	$119	$13	$43	$63
Interest rate swap agreements	$314	$—	$314	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$107	$3	$76	$28
Interest rate swap agreements	$665	$—	$665	$—

	Liability fair value measurements using
	Total	Quoted prices in active markets for identical liabilities (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of September 30, 2013
Energy commodity derivative contracts(a)	$(235)	$(5)	$(47)	$(183)
Interest rate swap agreements	$(79)	$—	$(79)	$—
As of December 31, 2012
Energy commodity derivative contracts(a)	$(212)	$(3)	$(26)	$(183)
Interest rate swap agreements	$(1)	$—	$(1)	$—
_______

(a)
Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps and OTC natural gas swaps that are settled on NYMEX.  Level 3 consists primarily of WTI options, WTI basis swaps, NGL options and power derivative contracts.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and nine months ended September 30, 2013 and 2012 (in millions):

Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives-net asset (liability)
Beginning of Period	$(114)	$(220)	$(155)	$7
Total gains or (losses)
Included in earnings	(17)	(7)	(18)	(8)
Included in other comprehensive loss	(2)	(6)	(2)	—
Purchases(a)	—	—	18	(243)
Settlements	13	14	37	25
End of Period	$(120)	$(219)	$(120)	$(219)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(14)	$(10)	$(13)	$(6)
_______

(a)
2012 purchases include a net liability of $246 million of Level 3 energy commodity derivative contracts associated with the EP acquisition. 2013 purchases include a net asset of $18 million of Level 3 energy commodity derivative contracts assumed in conjunction with KMP’s May 1, 2013 Copano acquisition.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

As of September 30, 2013, our Level 3 derivative assets and liabilities consisted primarily of WTI options, WTI basis swaps, NGL options and power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

The significant unobservable inputs used in the fair value measurement of our power derivative contracts are illiquid pricing points. As the delivery points in our power contracts are in an illiquid market and not actively traded, we adjust the Pennsylvania-New Jersey-Maryland (PJM) forward curves by the difference between the 12-month rolling average of actual settled prices at delivery points in the PJM East region. As of September 30, 2012, the adjusted prices over the contract term ranged from $28.50 per MW/h to $60.93 per MW/h. However, we have entered into offsetting positions that eliminate the price risks associated with our PJM power contracts. Significant increases (decreases) in these inputs in isolation would result in a significantly lower (higher) fair value measurement.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balance (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$36,011	$35,939	$34,401	$36,720

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both September 30, 2013 and December 31, 2012.

7.  Reportable Segments

We operate the following reportable business segments.  These segments and their principal sources of revenues are as follows:

•	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGLs;

•
CO2—KMP—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products, including gasoline, diesel fuel, jet fuel, NGLs, crude and condensate, and bio-fuels;

•	Terminals—KMP—the transloading and storing of refined petroleum products and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

operating decision makers organize their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and marketing strategies.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Natural Gas Pipelines
Revenues from external customers(a)	$2,388	$1,646	$6,197	$3,440
Intersegment revenues	2	—	3	—
CO2–KMP	456	420	1,345	1,250
Products Pipelines–KMP	474	386	1,371	940
Terminals–KMP
Revenues from external customers	354	334	1,034	1,017
Intersegment revenues	—	—	1	1
Kinder Morgan Canada–KMP	74	80	221	226
Other	1	(4)	3	(5)
Total segment revenues	3,749	2,862	10,175	6,869
Other revenues	9	8	27	26
Less: Total intersegment revenues	(2)	—	(4)	(1)
Total consolidated revenues	$3,756	$2,870	$10,198	$6,894

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Segment earnings (loss) before depreciation, depletion, amortization and amortization of excess cost of equity investments(b)
Natural Gas Pipelines(a)(c)	$958	$822	$3,281	$1,477
CO2–KMP	340	327	1,040	988
Products Pipelines–KMP(d)	202	150	399	490
Terminals–KMP	217	183	609	564
Kinder Morgan Canada–KMP(e)	43	56	286	158
Other	(3)	21	(4)	18
Total segment EBDA	1,757	1,559	5,611	3,695
Total segment depreciation, depletion and amortization	(467)	(403)	(1,327)	(1,010)
Total segment amortization of excess cost of investments	(11)	(5)	(29)	(9)
Other revenues	9	8	27	26
General and administrative expenses(f)	(158)	(186)	(481)	(816)
Unallocable interest and other, net of unallocable interest income(g)	(420)	(533)	(1,257)	(1,013)
Unallocable income tax expense	(159)	(54)	(554)	(145)
Loss from discontinued operations, net of tax(h)	—	(131)	(2)	(789)
Total consolidated net income (loss)	$551	$255	$1,988	$(61)

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	September 30, 2013	December 31, 2012
Assets
Natural Gas Pipelines	$52,146	$46,600
CO2–KMP	4,611	4,148
Products Pipelines–KMP	6,466	6,089
Terminals–KMP	6,673	5,931
Kinder Morgan Canada–KMP	1,662	1,724
Other	567	601
Total segment assets	72,125	65,093
Corporate assets(i)	2,450	2,854
Assets held for sale(j)	—	298
Total consolidated assets	$74,575	$68,245
_______

(a)	Increases in the three and nine month 2013 amounts versus the three and nine month 2012 amounts reflect our May 25, 2012 acquisition of EP and KMP’s May 1, 2013 acquisition of Copano.

(b)	Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income).

(c)	Nine month 2013 amount includes a $558 million non-cash gain from the remeasurement of net assets to fair value. See Note 2 for further discussion.

(d)	Nine month 2013 amount includes a $177 million increase in expense associated with adjustments to certain legal liabilities related to both transportation rate cases and environmental matters.

(e)
Three and nine month 2013 amounts include a $1 million decrease and a $140 million increase, respectively, from after-tax loss and gain amounts on the sale of KMP’s investments in the Express pipeline system.

(f)
Nine month 2012 amount includes increases in expense of (i) $157 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; and (iv) $96 million for legal fees and litigation reserves. These increases in expense were partially offset by a $17 million benefit associated with pension income.

(g)
Three and nine month 2012 amounts include increases in expense of $95 million and $104 million, respectively, of capitalized financing fees, almost all of which was associated with the EP acquisition financing, that was written-off (primarily due to debt repayment) or amortized.

(h)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax. Nine month 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. Three month 2012 amount includes a $179 million non-cash loss from remeasurement of net assets to fair value, and nine month 2012 amount includes a combined $934 million loss from both costs to sell and the remeasurement of net assets to fair value, net of tax, and $7 million of depreciation and amortization expense.

(i)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

(j)	2012 amount primarily represents amounts attributable to KMP’s Express pipelines system and our ownership interest in the Bolivia to Brazil Pipeline as of December 31, 2012.

8.  Related Party Transactions

Affiliated Balances

The following table summarizes our balance sheet affiliate balances (in millions):

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	September 30, 2013	December 31, 2012
Balance sheet location
Accounts receivable, net	$20	$25
Assets held for sale(a)	—	114
Other current assets	3	14
Deferred charges and other assets	48	48
	$71	$201

Current portion of debt – KMP and EPB(b)	$5	$5
Accounts payable	9	11
Long-term debt - Outstanding - KMP and EPB(b)	170	173
	$184	$189
_______
(a)2012 amount related to KMP’s equity investment in the Express pipeline system (see Note 2).
(b)EPB has financing obligations payable to WYCO.

Notes Receivable

Plantation Pipe Line Company

KMP and ExxonMobil have a term loan agreement covering a note receivable due from Plantation. KMP owns a 51.17% equity interest in Plantation and their proportionate share of the outstanding principal amount of the note receivable was $49 million as of both September 30, 2013 and December 31, 2012. The note bears interest at the rate of 4.25% per annum and provides for semiannual payments of principal and interest on December 31 and June 30 each year, with a final principal payment of $45 million (for KMP’s portion of the note) due on July 20, 2016. We included $1 million of this note receivable balance within “Other current assets,” on our accompanying consolidated balance sheets as of both September 30, 2013 and December 31, 2012, and we included the remaining outstanding balance within “Deferred charges and other assets.”

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

9. Pension and Other Postretirement Benefit Plans

Kinder Morgan, Inc.

The components of net benefit (credit) cost for our pension and other postretirement benefit (OPEB) plans, not including KMP and EPB’s plans, are as follows (in millions):

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$7	$6	$—	$(1)	$19	$13	$—	$—
Interest cost	22	26	4	5	68	42	14	9
Expected return on assets	(43)	(43)	(1)	(2)	(131)	(69)	(5)	(5)
Amortization of prior service credits	(1)	(1)	—	—	—	(1)	—	—
Amortization of net actuarial loss	—	2	—	2	—	7	3	4
Settlement gain(a)	—	—	—	—	(3)	—	—	—
Net benefit (credit) cost	$(15)	$(10)	$3	$4	$(47)	$(8)	$12	$8
_______

(a)	Reflects the gain recognized upon the February 2013 settlement of our obligations under the El Paso Supplemental Executive Retirement Plan.

During the period, we made amendments to our OPEB plans which will terminate coverage for post-age 65 Medicare eligible participants effective January 1, 2014. These participants, if receiving subsidized coverage, will purchase their future coverage through a retiree Medicare exchange. For those participants who are eligible, the plan will provide a subsidy to purchase their new coverage. Based on the materiality of the change in our OPEB obligation resulting from the amendments, we remeasured the assets and liabilities of the OPEB plans as of July 31, 2013. The remeasurement had the associated effects of (i) decreasing our net liability funded balance by $84 million; (ii) decreasing our accumulated other comprehensive loss balance by $53 million; and (iii) increasing accumulated deferred income taxes by $31 million.
10.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income tax expense	$171	$60	$675	$165
Effective tax rate	24%	13%	25%	18%

Tax expense from income from continuing operations for the three months ended September 30, 2013 is approximately $171 million resulting in an effective tax rate of 24% as compared with $60 million tax expense, and an effective tax rate of 13%, for the same period of 2012. The effective tax rate for the three months ended September 30, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provision; (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus Corporation); and (iii) the tax impact of our 2013 sale of our investment in a Pakistan power plant. These decreases are partially offset by state income taxes.

The effective tax rate for the three months ended September 30, 2012 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions; (ii) dividend-received deductions from our 20% investment in NGPL and 50% investment in Florida Gas Pipeline; (iii) an adjustment to non tax-deductible costs incurred to facilitate the EP acquisition; (iv) an adjustment to the deferred tax liability related to non tax-deductible goodwill recorded to our investment in KMP; and (v) adjustments to our income tax reserve for uncertain tax positions. These decreases are partially offset by state income taxes.

Tax expense from income from continuing operations for the nine months ended September 30, 2013 is approximately $675 million resulting in an effective tax rate of 25% as compared with $165 million tax expense, and an effective tax rate of 18%, for the same period of 2012. The effective tax rate for the nine months ended September 30, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s and EPB’s income tax provision; (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline; and (iii) the tax impact of a decrease in our

Table of Contents	Kinder Morgan, Inc. Form 10-Q

deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets and KMP’s acquisition of Copano. These decreases are partially offset by state income taxes and a change in nondeductible goodwill related to our investment in KMP.

The effective tax rate for the nine months ended September 30, 2012 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions; (ii) dividend-received deductions from our 20% investment in NGPL and 50% investment in Florida Gas Pipeline; (iii) adjustments to our income tax reserve for uncertain tax positions; (iv) the adjustment to the deferred tax liability related to our investment in KMR; and (v) the tax impact of recording a deferred tax asset related to our state net operating losses. These decreases are partially offset by (i) state income taxes; (ii) the impact of non tax-deductible costs incurred to facilitate the acquisition of EP; (iii) an adjustment to the deferred tax liability related to non tax-deductible goodwill recorded to our investment in KMP; and (iv) the tax impact of an increase in the deferred state tax rate as a result of the EP acquisition.

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

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (“Opinion 517”) in May 2012 and EPNG implemented certain aspects of that decision. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (“Opinion 528”) on October 17, 2013. EPNG is evaluating Opinion 528 and its impact. Based on our preliminary assessment, we believe our incremental exposure for refunds above our existing legal reserve is zero to $50 million.

California Public Utilities Commission Proceedings

KMP has previously reported ratemaking and complaint proceedings against SFPP pending with the CPUC.  The ratemaking and complaint cases generally involve challenges to rates charged by SFPP for intrastate transportation of refined

Table of Contents	Kinder Morgan, Inc. Form 10-Q

petroleum products through its pipeline system in the state of California and request prospective rate adjustments and refunds with respect to tariffed and previously untariffed charges for certain pipeline transportation and related services. These matters have generally been consolidated and assigned to two administrative law judges.

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers (the “Long” cases). The decision includes determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses, and refund liability which KMP believes are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP.  The CPUC’s order denied SFPP’s request for rehearing of the CPUC’s income tax allowance treatment, while granting requested rehearing of various, other issues relating to SFPP’s refund liability and staying the payment of refunds until resolution of the outstanding issues on rehearing. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court denied SFPP’s petition, and on October 16, 2013, the California Supreme Court declined SFPP’s request for further review. SFPP is currently assessing the precise impact of the now final state rulings denying SFPP an income tax allowance and is awaiting CPUC decisions that will determine the impact related to the denial of an income tax allowance.

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC, with a decision expected in the fourth quarter of 2013.

On July 19, 2013, Calnev filed an application with the CPUC requesting a 36% increase in its intrastate rates; a decision from the CPUC is expected by the first quarter of 2014.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $375 million in reparation payments and approximately $30 million in annual rate reductions.  The actual amount of reparations will be determined through further proceedings at the CPUC. As of September 30, 2013, KMP believes its legal reserve, including an adjustment of the reserve made in the second quarter of 2013 related in part to this matter, is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on its business, financial position or results of operations. We do not expect any reparations that KMP would pay in this matter to impact KMP’s $5.33 per unit cash distributions it expects to pay to its limited partners for 2013.

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

The Actions name Copano, R. Bruce Northcutt, William L. Thacker, James G. Crump, Ernie L. Danner, T. William Porter, Scott A. Griffiths, Michael L. Johnson, Michael G. MacDougall, Kinder Morgan G.P., Inc., KMEP and Javelina Merger Sub LLC as defendants. The Actions were purportedly brought on behalf of a putative class seeking to enjoin the merger and allege, among other things, that the members of Copano’s board of directors breached their fiduciary duties by agreeing to sell Copano for inadequate and unfair consideration and pursuant to an inadequate and unfair process, and that Copano, KMEP, Kinder Morgan G.P., Inc. and Javelina Merger Sub LLC aided and abetted such alleged breaches. In addition, the plaintiffs in each of the Texas State Action and the Delaware Action alleged that the Copano directors breached their duty of candor to unitholders by failing to provide the unitholders with all material information regarding the merger and/or made misstatements in the preliminary proxy statement. The plaintiffs in the Texas Federal Action also asserted a claim under the federal securities laws alleging that the preliminary proxy statement omits and/or misrepresents material information in connection with the merger.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

On April 21, 2013, the parties in all the Actions executed a Memorandum of Understanding pursuant to which Copano agreed to make certain additional disclosures concerning the merger in a Form 8-K, which Copano filed on April 22, 2013, and the plaintiffs agreed to enter into a stipulation of settlement providing for full settlement and dismissal with prejudice of each of the Actions. The parties then prepared and filed a Stipulation of Settlement with the Delaware Chancery Court, and on June 28, 2013, Copano announced that it had reached an agreement with the plaintiffs to settle all claims asserted against all defendants. The settlement does not require the defendants to pay any monetary consideration to the proposed settlement class. Following notice to the putative class, the Delaware Chancery Court held a settlement hearing and issued a final order approving the settlement on September 9, 2013. The order, among other things, dismissed the Delaware Action with prejudice and provided for a release in favor of all of the defendants for any and all claims by any of the putative class members arising out of the merger. The order also awarded plaintiffs’ counsel in the Delaware action $450,000 for their fees and expenses, to be paid by defendants. The plaintiff in the Texas Federal Action dismissed his case on May 13, 2013 and intervened in the Texas State Action on August 12, 2013 for the sole purpose of advancing a joint motion and petition for attorneys’ fees and expenses. On October 11, 2013, the court in the Texas State Action entered an order and final judgment denying plaintiffs’ joint motion for fees and expenses.

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

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. SFPP is evaluating its post-trial and appellate options.

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP.  Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) would have an adverse effect on KMP’s financial position, its results of operations, its cash flows, and KMP’s distributions to its limited partners.  These effects would be even greater in the event SFPP is unsuccessful in one or more of these litigations.

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by Kinder Morgan Bulk Terminals, Inc. (KMBT).  According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the United States District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. Trial is scheduled to begin on November 12, 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al

On October 16, 2013, Plains Gas Solutions, LLC (“Plains”) filed a petition in the 151st Judicial District Court for Harris County, Texas (Case No. 62528) against TGP, Kinetica Partners, LLC and two other Kinetica entities. The suit arises from the sale by TGP of the Cameron System in Louisiana to Kinetica Partners, LLC on September 1, 2013. Plains alleges that defendants breached a straddle agreement requiring that gas on the Cameron System be committed to Plains’ Grand Chenier gas-processing facility, that requisite daily volume reports were not provided, that TGP improperly assigned its obligations under the straddle agreement to Kinetica, and that defendants interfered with Plains’ contracts with producers. The petition alleges damages of at least $100 million. We believe that we are entitled to defense and indemnity from Kinetica under the Amended and Restated Purchase and Sale Agreement with Kinetica and intend to vigorously defend the suit.
Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.
In December 2011 (“Brinckerhoff I”), March 2012 (“Brinckerhoff II”) and May 2013 (“Brinckerhoff III”), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., EPB’s general partner, and the directors of its general partner. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010 and May 2012 drop down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interest in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration EPB paid was excessive. Defendants’ motion to dismiss in Brinckerhoff I was denied in part. Brinckerhoff I and II have been consolidated into one proceeding. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.
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
Price Reporting Litigation

Beginning in 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that EP, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which are pending in federal court in Nevada, were dismissed, however, on April 10, 2013, the 9th Circuit Court of Appeals reversed this dismissal and remanded the cases to the Nevada court. We have filed a petition for writ of certiorari with the U.S. Supreme Court, and the matter has been stayed pending the filing of such petition. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

General

As of September 30, 2013 and December 31, 2012, our total reserve for legal matters was $619 million and $425 million, respectively.  The reserve primarily relates to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates. The overall change in the reserve from December 31, 2012 was primarily due to increases in expense in the first nine months of 2013 associated with KMP’s adjustments to interstate and California intrastate transportation rate case liabilities.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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
We are currently involved in several governmental proceedings involving alleged violations of environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. Specifically, we are involved in matters including incidents at terminal facilities in New Jersey and Texas involving the United States Department of Transportation PHMSA and the Texas Commission on Environmental Quality, respectively, which may result in fines and penalties for alleged violations. We do not believe that these alleged violations will have a material adverse effect on our business, financial position, results of operations or dividends to our shareholders.
We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under administrative orders or related state remediation programs. We have established a reserve to address the costs associated with the cleanup.
In addition, we are involved with and have been identified as a potentially responsible party in several federal and state superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, NGLs, natural gas and CO2.

Colorado Oil and Gas Conservation Commission Inspections

In Fall 2012, the Colorado Oil and Gas Conservation Commission, referred to as COGCC, performed inspections at multiple well sites in Southwestern Colorado owned by KMCO2 and some of these inspections resulted in alleged violations of COGCC’s rules. KMCO2 took immediate steps to correct the alleged deficiencies and has engaged COGCC and other agencies in its efforts to maintain compliance. In June 2013, the parties settled the matter through an Administrative Order on Consent under which KMCO2 agreed to pay $220,000 of which up to $80,000 may be paid toward a public project. Other than completion of the agreed public project, this matter is resolved and no further actions are anticipated.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers and EPEC Oil Company Liquidating Trust, former El Paso entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the remediation of the lower eight miles of the Passaic River. EPEC Polymers and EPEC Oil Company Liquidating Trust are potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and the EPEC Oil Company Liquidating Trust entered into two Administrative Orders on Consent (AOCs) which obligated them to investigate and characterize contamination at the Site. They are also part of a joint defense group of cooperating parties (CPG) which have entered into AOCs and are directing and funding the work required by EPA . Under the first AOC, a remedial investigation and feasibility study of the Site is presently estimated to be completed by 2015, at which time the EPA is expected to issue a Record of Decision directing the CPG and other parties to perform remedial measures. Under the second AOC, the CPG members are conducting a CERCLA removal action at the Passaic River Mile 10.9, including the dredging of sediment in mud flats at this location of the river to a depth of two feet. After the completion of dredging, a cap will be installed. The removal action is ongoing and is estimated to be completed by December 2013. We have established a reserve for the anticipated cost of compliance with the AOCs.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05

The New Jersey Department of Environmental Protection (NJDEP) sued Occidental Chemical and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers.  Occidental et al. then brought in approximately 300 third party defendants for contribution.  NJDEP claimed damages related to forty years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a Kinder Morgan Liquids Terminals LLC) (KMLT) was brought in as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals facility) is located on the Arthur Kill River, one of the waterways included in the litigation.  This case was filed against third party defendants in 2009.  Recently, KMLT, as part of a joint defense group, entered a settlement agreement (Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment, get a contribution bar against first party defendants Occidental, Maxus and Tierra in addition to a release. This third-party Consent Judgment was published in the New Jersey Register for a 60-day comment period and no significant comments were received. Additionally, the NJDEP has reached an agreement for a settlement with Maxus and Tierra. Occidental is not part of the settlement. As part of this settlement, these defendants agreed to dismiss all direct claims against third-party defendants and to not oppose the third-party settlement. The notice and comment period for this settlement agreement has now closed and comments are being reviewed by the NJDEP. We anticipate the Maxus/Tierra settlement and the third-party settlement to be completed by year end. All discovery and trial proceedings are stayed during settlement negotiations.

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

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

This is a CERCLA case brought against a number of defendants by a water purveyor whose wells have allegedly been contaminated due to the presence of a number of contaminants.  The Roosevelt Irrigation District is seeking up to $175 million from approximately 70 defendants. Plaintiffs filed its Second Amended Complaint (SAC) on August 6,2013. In the SAC, plaintiffs added defendants but also eliminated a number of claims and defendants that were previously named in the First Amended Complaint. KMEP was added as a defendant. The claims now presented in the SAC against KMEP and SFPP are all related to alleged releases from the SFPP Phoenix Terminal and the alleged impact of these releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. On October 24, 2013, we moved to dismiss the SAC.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463

KMLT is a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. The lawsuit was stayed beginning in 2009 and remained stayed following the last case management conference in March 2013. On April 9, 2013, KMLT and the Port of Los Angeles entered into a Settlement and Release Agreement the terms of which provide for the dismissal of the litigation by the Port and KMLT’s agreement to pay 60% of the Port’s costs to remediate the former terminal site up to a $15 million cap. Further, according to terms of the Settlement and Release, we received a 5-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property. The Court approved the parties’ Good Faith Settlement motion in the Superior Court and dismissed the case.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The City of Los Angeles, KMLT, Chevron and Phillips 66 remain named on a Cleanup and Abatement Order from the California Regional Water Quality Control Board as parties responsible for the cleanup of the former Los Angeles Marine Terminal. The private parties have all settled with the City of Los Angeles and have agreed to pay a percentage of the City’s costs to perform the required cleanup. We anticipate that cleanup activities by the Port at the site will begin by 1st quarter 2014.
Exxon Mobil Corporation v. GATX Corporation, Kinder Morgan Liquids Terminals, LLC and ST Services, Inc.

On April 23, 2003, ExxonMobil filed a complaint in the Superior Court of New Jersey, Gloucester County. The lawsuit relates to environmental remediation obligations at a Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC. The terminal is now owned by Plains Products, and it too is a party to the lawsuit.

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

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties’ summary adjudication motions.  The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims.  On January 25, 2013, the Court issued its final order reaffirming in all respects its tentative rulings and rendered judgment in favor of all defendants on all claims asserted by the City.

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the United States Court of Appeals for the Ninth Circuit. The appeal is currently pending.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board.  SFPP continues to conduct an extensive remediation effort at the City’s stadium property site.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the California Regional Water Quality Control Board’s (RWQCB) approval of KMP’s permit request to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego’s municipal storm sewer system. KMEP is coordinating with the RWQCB to oppose the City’s writ.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the United States to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG will conduct a radiological assessment of the surface of the mines. We are also seeking contribution from the applicable United States’ federal government agencies toward the cost of environmental activities associated with the mines, given its pervasive control over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, NJ

On April 4, 2013, the PHMSA, Office of Pipeline Safety issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) arising from an inspection at the KMLT, Carteret, New Jersey location on March 15, 2011 following a release and fire that occurred during maintenance activity on March 14, 2011. On July 17, 2013, KMLT entered into a Consent Agreement and Order with PHMSA, pursuant to which KMLT paid a penalty of $63,100 and is required to conduct ongoing pipeline integrity testing and other corrective measures by May, 2015.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (“Flood Protection Authority”) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP and SNG, and approximately one hundred energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff.  The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract.  Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows.  As of September 30, 2013 and December 31, 2012, we have accrued a total reserve for environmental liabilities in the amount of $390 million and $421 million , respectively, of which $219 million and $253 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of September 30, 2013 and December 31, 2012, we have recorded a receivable of $14 million and $22 million, respectively, for expected cost recoveries that have been deemed probable.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Commitments

Capital Contributions for Elba Island Liquefaction Project

In January 2013, SLC, a subsidiary of EPB, and Shell US Gas and Power, LLC (Shell G&P), a subsidiary of Royal Dutch Shell plc (Shell), formed ELC, EPB’s equity method investment, to develop and own a natural gas liquefaction plant at SLNG’s existing Elba Island LNG terminal. In connection with the formation of ELC, SLC and Shell G&P entered into a LLC agreement in which SLC owns 51% of ELC and Shell G&P owns the remaining membership interest. Under the terms of the LLC agreement, SLC and Shell G&P are both obligated to make certain capital contributions in proportion to their membership interests in ELC to fund the construction of the liquefaction facilities. EPB’s estimated investment at the terminal in Phase I, including both the liquefaction facilities and SLNG ancillary facilities, is approximately $800 million. Phase I of the project requires no additional Department of Energy (DOE) approval.

12.  Accounting for Regulatory Activities

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or refunded to customers through the ratemaking process.  We included the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Accrued other current liabilities,” and “Other long-term liabilities and deferred credits” respectively, in our accompanying consolidated balance sheets. As of September 30, 2013, the recovery period for these regulatory assets is approximately one year to forty-two years .

The following table summarizes our regulatory asset and liability balances as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Current regulatory assets	$77	$62
Non-current regulatory assets	463	402
Total regulatory assets(a)	$540	$464

Current regulatory liabilities	$123	$7
Non-current regulatory liabilities	393	113
Total regulatory liabilities(b)	$516	$120
_______

(a)
Includes an $87 million increase since December 31, 2012 (net of related amortization of $5 million) associated with TGP’s sale of certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana.

(b)
During the second quarter of 2013, we began applying regulatory accounting to another one of KMP’s pipeline systems due to a newly negotiated long-term tolling agreement approved by the system’s regulator that went into effect in April 2013. The primary impact of applying regulatory accounting was the reclassification of approximately $362 million of current and long-term deferred credits to regulatory liabilities. KMP expects this regulatory liability to be refunded to rate-payers over approximately the next four years. As of September 30, 2013, $117 million remains classified as current regulatory liability.

On July 26, 2012, TGP filed an application with the FERC seeking authority to abandon by sale certain natural gas facilities located offshore in the Gulf of Mexico and onshore in the state of Louisiana, as well as a related offer of settlement that addressed the proposed rate and accounting treatment associated with the sale. The offer of settlement provided for a rate adjustment to TGP’s maximum tariff rates upon the transfer of the assets and established a regulatory asset for a portion of the unrecovered net book value of the facilities to be sold. Effective September 1, 2013, following the FERC’s approval of both the requested abandonment authorization and the offer of settlement, TGP sold these assets and recognized both a $92 million increase in regulatory assets and a $36 million gain from the sale of assets.

More information about our regulatory matters can be found in Note 17 “Regulatory Matters” to our consolidated financial statements included in our 2012 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

On March 5, 2013 the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force).” This ASU amends the FASB’s Accounting Standards Codification (ASC) 830, “Foreign Currency Matters,” and ASC 810, “Consolidation,” to address diversity in practice related to the release of cumulative translation adjustments (CTA) into earnings upon the occurrence of certain derecognition events. ASU No. 2013-05 precludes the release of CTA for derecognition events that occur within a foreign entity, unless such events represent a complete or substantially complete liquidation of the foreign entity; however, derecognition events related to investments in a foreign entity result in the release of all CTA related to the derecognized foreign entity, even when a noncontrolling financial interest is retained. ASU No. 2013-05 also amends ASC 805, “Business Combinations,” for transactions that result in a company obtaining control of a business in a step acquisition by increasing an investment in a foreign entity from one accounted for under the equity method to one accounted for as a consolidated investment. ASU No. 2013-05 is effective for fiscal years beginning after December 15, 2013 (January 1, 2014 for us) and is to be applied prospectively to derecognition events occurring after the effective date. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740).”  Under this ASU, an entity must present an unrecognized tax benefit in the financial statements as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 (early adoption and retrospective application are permitted). We are currently reviewing the effects of ASU 2013-11. However, this guidance only affects gross versus net presentation and not the recognition or measurement of uncertain tax positions under Topic 740.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

14.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2013 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	September 30, 2013	December 31, 2012 (a)
Cash and cash equivalents - KMI(b)	$137	$71
Cash and cash equivalents - KMP	534	529
Cash and cash equivalents - EPB	145	114
Cash and cash equivalents	$816	$714

Property, plant and equipment, net–KMI(b)	$2,630	$2,735
Property, plant and equipment, net–KMP	26,742	22,330
Property, plant and equipment, net–EPB	5,903	5,931
Property, plant and equipment, net	$35,275	$30,996

Goodwill–KMI(b)	$17,940	$18,193
Goodwill–KMP	6,532	5,417
Goodwill–EPB	22	22
Goodwill	$24,494	$23,632

Current portion of debt–KMI(b)	$2,195	$1,153
Current portion of debt–KMP	702	1,155
Current portion of debt–EPB	76	93
Current portion of debt	$2,973	$2,401

Long-term debt outstanding–KMI(b)	$7,724	$9,148
Long-term debt outstanding–KMP	18,910	15,907
Long-term debt outstanding–EPB(c)	4,180	4,254
Long-term debt outstanding	$30,814	$29,309
_______

(a)	Retrospectively adjusted as discussed in Note 2.

(b)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(c)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both September 30, 2013 and December 31, 2012.

15. Guarantee of Securities of Subsidiaries

KMI has guaranteed the payment of the outstanding senior notes issued by El Paso LLC (formerly known as El Paso Corporation). These notes were also guaranteed by El Paso Holdco LLC (“El Paso Holdco”), El Paso LLC’s direct parent. El Paso Issuing Corporation (“Finance Corp”), a direct subsidiary of El Paso LLC, is the co-issuer of these notes. As of both September 30, 2013 and December 31, 2012, approximately $3.9 billion in aggregate principal amount of these series of El Paso LLC senior notes (referred to as the “Guaranteed Notes”) is outstanding. Finance Corp’s obligations as a co-issuer and primary obligor are the same as and joint and several with the obligations of El Paso LLC as issuer. Subject to the limitations set forth in the applicable supplemental indentures, the guarantees of KMI and El Paso Holdco are full and unconditional and joint and several, and guarantee the Guaranteed Notes through their respective maturity dates, the latest of which is in 2037. Finance Corp has no subsidiaries and no independent assets or operations. A significant amount of KMI’s and El Paso Holdco’s income and cash flow are generated by their subsidiaries. As a result, the funds necessary to meet KMI’s and El Paso Holdco’s debt service and/or guarantee obligations are provided in large part by distributions or advances from their subsidiaries. Included among the non-guarantor subsidiaries are KMP, KMR and EPB, along with Kinder Morgan G.P., Inc., the general partner of KMP and El Paso Pipeline GP Company, L.L.C., the general partner of EPB. In the unaudited condensed

Table of Contents	Kinder Morgan, Inc. Form 10-Q

consolidating financial information presented below, KMI is “Parent Guarantor,” El Paso Holdco is the “Guarantor Subsidiary” and El Paso LLC and Finance Corp are the “Subsidiary Issuers.” The Guarantor Subsidiary and both of the Subsidiary Issuers are 100% owned by KMI.
Subsequent Event

On October 3, 2013 El Paso LLC transferred all of it’s assets to El Paso Holdco pursuant to an internal restructuring transaction. In connection with such internal restructuring, El Paso Holdco succeeded El Paso LLC as issuer with respect to the Guaranteed Notes and El Paso LLC ceased to be an obligor with respect to the Guaranteed Notes. KMI continues to guarantee the payment of the Guaranteed Notes and Finance Corp continues to be co-issuer of the Guaranteed Notes. The information below has been prepared based on the legal organization as it existed prior to the reorganization. The internal restructuring will result in a revised presentation of this unaudited condensed consolidating financial information in future periods.

Condensed Consolidating Balance Sheets as of September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$106	$—	$—	$710	$—	$816
All other current assets	672	11	4	2,430	(342)	2,775
Property, plant and equipment, net	9	—	—	35,266	—	35,275
Investments	—	—	—	6,044	—	6,044
Investments in affiliates	20,375	10,602	6,469	—	(37,446)	—
Goodwill	—	—	8,062	16,432	—	24,494
Notes receivable from affiliates	2	—	—	1,993	(1,995)	—
Deferred charges and all other assets	209	—	903	4,935	(876)	5,171
Total assets	$21,373	$10,613	$15,438	$67,810	$(40,659)	$74,575

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,514	$—	$530	$929	$—	$2,973
All other current liabilities	194	5	160	3,425	(342)	3,442
Long-term debt	1,872	—	4,011	27,155	—	33,038
Notes payable to affiliates	1,993	—	—	2	(1,995)	—
Deferred income taxes	2,021	—	—	3,169	(876)	4,314
All other long-term liabilities	514	—	164	1,828	—	2,506
Total liabilities	8,108	5	4,865	36,508	(3,213)	46,273

Stockholders’ equity
Total KMI equity	13,265	10,608	10,573	15,875	(37,056)	13,265
Noncontrolling interests	—	—	—	15,427	(390)	15,037
Total stockholders’ equity	13,265	10,608	10,573	31,302	(37,446)	28,302
Total liabilities and stockholders’ equity	$21,373	$10,613	$15,438	$67,810	$(40,659)	$74,575

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheets as of December 31, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$3	$—	$45	$666	$—	$714
All other current assets	813	27	123	9,322	(7,325)	2,960
Property, plant and equipment, net	8	—	—	30,988	—	30,996
Investments	—	—	19	5,785	—	5,804
Investments in affiliates	20,053	11,190	13,232	—	(44,475)	—
Goodwill	—	—	8,059	15,573	—	23,632
Notes receivable from affiliates	1,555	—	—	2,095	(3,650)	—
Deferred charges and all other assets	202	—	1,158	3,912	(1,133)	4,139
Total assets	$22,634	$11,217	$22,636	$68,341	$(56,583)	$68,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,035	$—	$115	$1,251	$—	$2,401
All other current liabilities	196	383	6,741	2,832	(7,325)	2,827
Long-term debt	3,068	—	4,378	24,554	—	32,000
Notes payable to affiliates	1,764	296	35	1,555	(3,650)	—
Deferred income taxes	2,095	—	—	3,109	(1,133)	4,071
All other long term liabilities	610	—	169	2,067	—	2,846
Total liabilities	8,768	679	11,438	35,368	(12,108)	44,145

Stockholders’ equity
Total KMI equity	13,866	10,538	11,198	22,580	(44,316)	13,866
Noncontrolling interests	—	—	—	10,393	(159)	10,234
Total stockholders’ equity	13,866	10,538	11,198	32,973	(44,475)	24,100
Total liabilities and stockholders’ equity	$22,634	$11,217	$22,636	$68,341	$(56,583)	$68,245

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$3,756	$(9)	$3,756

Costs, expenses and other
Costs of sales	—	—	—	1,543	—	1,543
Depreciation, depletion and amortization	—	—	—	467	—	467
Other operating expenses	12	—	—	702	(9)	705
Total costs, expenses and other	12	—	—	2,712	(9)	2,715

Operating (loss) income	(3)	—	—	1,044	—	1,041

Other income (expense)
Earnings from equity investments	334	50	123	100	(507)	100
Interest, net	(58)	—	(65)	(295)	—	(418)
Amortization of excess cost of equity investments and other, net	—	—	—	(1)	—	(1)

Income from continuing operations before income taxes	273	50	58	848	(507)	722

Income tax benefit (expense)	13	—	(8)	(176)	—	(171)

Net income	286	50	50	672	(507)	551

Net income attributable to noncontrolling interests	—	—	—	(280)	15	(265)

Net income attributable to controlling interests	$286	$50	$50	$392	$(492)	$286

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$—	$2,861	$—	$2,870

Costs, expenses and other
Costs of sales	—	—	—	854	—	854
Depreciation, depletion and amortization	—	—	—	403	—	403
Other operating expenses	26	—	(1)	736	—	761
Total costs, expenses and other	26	—	(1)	1,993	—	2,018

Operating (loss) income	(17)	—	1	868	—	852

Other income (expense)
Earnings from equity investments	350	59	138	101	(547)	101
Interest, net	(188)	(3)	(129)	(203)	—	(523)
Amortization of excess cost of equity investments and other, net	1	(1)	(1)	17	—	16

Income from continuing operations before income taxes	146	55	9	783	(547)	446

Income tax benefit (expense)	54	1	51	(166)	—	(60)

Income from continuing operations	200	56	60	617	(547)	386

Loss from discontinued operations, net of tax	—	—	—	(131)	—	(131)

Net income	200	56	60	486	(547)	255

Net income attributable to noncontrolling interests	—	—	—	(53)	(2)	(55)

Net income attributable to controlling interests	$200	$56	$60	$433	$(549)	$200

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$27	$—	$—	$10,195	$(24)	$10,198

Costs, expenses and other
Costs of sales	—	—	—	3,767	—	3,767
Depreciation, depletion and amortization	1	—	—	1,326	—	1,327
Other operating expenses	21	—	(3)	2,280	(24)	2,274
Total costs, expenses and other	22	—	(3)	7,373	(24)	7,368

Operating income	5	—	3	2,822	—	2,830

Other income (expense)
Earnings from equity investments	1,007	127	378	294	(1,512)	294
Interest, net	(194)	—	(239)	(814)	—	(1,247)
Amortization of excess cost of equity investments and other, net	(1)	—	—	789	—	788

Income from continuing operations before income taxes	817	127	142	3,091	(1,512)	2,665

Income tax benefit (expense)	38	—	(15)	(698)	—	(675)

Income from continuing operations	855	127	127	2,393	(1,512)	1,990

Loss from discontinued operations, net of tax	—	—	—	(2)	—	(2)

Net income	855	127	127	2,391	(1,512)	1,988

Net income attributable to noncontrolling interests	—	—	—	(1,208)	75	(1,133)

Net income attributable to controlling interests	$855	$127	$127	$1,183	$(1,437)	$855

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$26	$—	$—	$6,868	$—	$6,894

Costs, expenses and other
Costs of sales	—	—	—	2,071	—	2,071
Depreciation, depletion and amortization	—	—	—	1,010	—	1,010
Other operating expenses	216	—	63	1,906	—	2,185
Total costs, expenses and other	216	—	63	4,987	—	5,266

Operating (loss) income	(190)	—	(63)	1,881	—	1,628

Other income (expense)
Earnings from equity investments	465	(17)	106	238	(554)	238
Interest, net	(320)	(3)	(143)	(527)	—	(993)
Amortization of excess cost of equity investments and other, net	(1)	(1)	(2)	24	—	20

(Loss) income from continuing operations before income taxes	(46)	(21)	(102)	1,616	(554)	893

Income tax benefit (expense)	142	1	86	(394)	—	(165)

Income (loss) from continuing operations	96	(20)	(16)	1,222	(554)	728

Loss from discontinued operations, net of tax	(1)	—	—	(788)	—	(789)

Net income (loss)	95	(20)	(16)	434	(554)	(61)

Net loss attributable to noncontrolling interests	—	—	—	175	(19)	156

Net income (loss) attributable to controlling interests	$95	$(20)	$(16)	$609	$(573)	$95

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$286	$50	$50	$672	$(507)	$551
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	(42)	(2)	(2)	(78)	44	(80)
Reclassification of change in fair value of derivatives to net income	10	—	—	19	(10)	19
Foreign currency translation adjustments	17	—	—	32	(16)	33
Adjustments to pension and other postretirement benefit plan liabilities	66	52	52	78	(169)	79
Total other comprehensive income	51	50	50	51	(151)	51
Comprehensive income	337	100	100	723	(658)	602
Comprehensive income attributable to noncontrolling interests	—	—	—	(265)	—	(265)
Comprehensive income attributable to controlling interests	$337	$100	$100	$458	$(658)	$337

Condensed Consolidating Statements of Comprehensive Income for the Three Months Ended September 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$200	$56	$60	$486	$(547)	$255
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes	(30)	(2)	(2)	(70)	33	(71)
Reclassification of change in fair value of derivatives to net income	(5)	(2)	(2)	(10)	9	(10)
Foreign currency translation adjustments	22	—	—	52	(20)	54
Adjustments to pension and other postretirement benefit plan liabilities	(1)	(1)	(1)	(18)	18	(3)
Total other comprehensive loss	(14)	(5)	(5)	(46)	40	(30)
Comprehensive income	186	51	55	440	(507)	225
Comprehensive income attributable to noncontrolling interests	—	—	—	(39)	—	(39)
Comprehensive income attributable to controlling interests	$186	$51	$55	$401	$(507)	$186

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$855	$127	$127	$2,391	$(1,512)	$1,988
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes	(22)	6	6	(48)	9	(49)
Reclassification of change in fair value of derivatives to net income	5	(1)	(1)	10	(3)	10
Foreign currency translation adjustments	(28)	—	—	(53)	27	(54)
Adjustments to pension and other postretirement benefit plan liabilities	66	49	49	76	(161)	79
Total other comprehensive income (loss)	21	54	54	(15)	(128)	(14)
Comprehensive income	876	181	181	2,376	(1,640)	1,974
Comprehensive income attributable to noncontrolling interests	—	—	—	(1,098)	—	(1,098)
Comprehensive income attributable to controlling interests	$876	$181	$181	$1,278	$(1,640)	$876

Condensed Consolidating Statements of Comprehensive Income for the Nine Months Ended September 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income (loss)	$95	$(20)	$(16)	$434	$(554)	$(61)
Other comprehensive income, net of tax
Change in fair value of derivatives utilized for hedging purposes	25	(5)	(5)	68	(12)	71
Reclassification of change in fair value of derivatives to net income (loss)	1	(2)	(2)	5	3	5
Foreign currency translation adjustments	21	—	—	50	(19)	52
Adjustments to pension and other postretirement benefit plan liabilities, net of tax	12	12	12	(5)	(21)	10
Total other comprehensive income	59	5	5	118	(49)	138
Comprehensive income (loss)	154	(15)	(11)	552	(603)	77
Comprehensive loss attributable to noncontrolling interests	—	—	—	77	—	77
Comprehensive income (loss) attributable to controlling interests	$154	$(15)	$(11)	$629	$(603)	$154

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by operating activities	$1,129	$—	$113	$3,174	$(1,639)	$2,777

Cash flows from investing activities
Capital expenditures	(3)	—	—	(2,267)	—	(2,270)
Proceeds from sale of investments in Express pipeline system	—	—	—	402	—	402
Proceeds from sale of investments in BBPP Holdings Ltda	—	—	—	88	—	88
Acquisitions of assets and investments	—	—	—	(292)	—	(292)
Repayment from related party	—	—	—	10	—	10
Funding to affiliates	(170)	—	(581)	(525)	1,276	—
Drop down assets to KMP	994	—	—	(994)	—	—
Contributions to investments	(6)	—	—	(171)	6	(171)
Investments in KMP and EPB	(59)	—	(3)	—	62	—
Distributions from equity investments in excess of cumulative earnings	2	—	70	68	(23)	117
Other, net	—	—	—	78	—	78
Net cash provided by (used in) investing activities	758	—	(514)	(3,603)	1,321	(2,038)

Cash flows from financing activities
Issuance of debt	1,220	—	133	8,154	—	9,507
Payment of debt	(1,930)	—	(50)	(6,671)	—	(8,651)
Funding from affiliates	584	—	273	419	(1,276)	—
Debt issuance costs	—	—	—	(23)	—	(23)
Cash dividends	(1,196)	—	—	—	—	(1,196)
Repurchase of warrants	(463)	—	—	—	—	(463)
Distributions to parent	—	—	—	(1,654)	1,654	—
Contributions from noncontrolling interests	—	—	—	1,474	(54)	1,420
Distributions to noncontrolling interests	—	—	—	(1,220)	—	(1,220)
Other, net	1	—	—	6	(6)	1
Net cash (used in) provided by financing activities	(1,784)	—	356	485	318	(625)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(12)	—	(12)

Net increase (decrease) in cash and cash equivalents	103	—	(45)	44	—	102
Cash and cash equivalents, beginning of period	3	—	45	666	—	714
Cash and cash equivalents, end of period	$106	$—	$—	$710	$—	$816

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2012
(In Millions)
(Unaudited)

	Parent Guarantor	Guarantor Subsidiary	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by (used in)operating activities	$725	$—	$(429)	$2,761	$(1,130)	$1,927

Cash flows from investing activities
Capital expenditures	(6)	—	—	(1,393)	—	(1,399)
Acquisitions of assets and investments	—	—	—	(72)	—	(72)
Repayment from related party	—	—	—	48	—	48
Funding to affiliates	(398)	—	(313)	(632)	1,343	—
Contributions to investments	(15)	—	—	(143)	—	(158)
Distributions from equity investments in excess of cumulative earnings	11	—	29	119	—	159
Investments in KMP and EPB	(69)	—	(7)	—	76	—
Acquisition of EP	(5,212)	—	—	242	—	(4,970)
Drop down assets to KMP	3,485	—	—	(3,485)	—	—
Other, net	—	—	—	27	—	27
Net cash used in investing activities	(2,204)	—	(291)	(5,289)	1,419	(6,365)

Cash flows from financing activities
Issuance of debt	7,182	—	62	8,483	—	15,727
Payment of debt	(4,683)	—	(176)	(5,562)	—	(10,421)
Funding from affiliates	82	—	905	356	(1,343)	—
Debt issuance costs	(88)	—	—	(16)	—	(104)
Cash dividends	(810)	—	—	—	—	(810)
Repurchase of warrants	(136)	—	—	—	—	(136)
Distributions to parent	—	—	—	(1,080)	1,080	—
Contributions from noncontrolling interests	—	—	—	1,423	(19)	1,404
Distributions to noncontrolling interests	—	—	—	(853)	—	(853)
Other, net	(15)	—	—	4	(7)	(18)
Net cash provided by financing activities	1,532	—	791	2,755	(289)	4,789

Effect of exchange rate changes on cash and cash equivalents	—	—	—	13	—	13

Net increase in cash and cash equivalents	53	—	71	240	—	364
Cash and cash equivalents, beginning of period	2	—	—	409	—	411
Cash and cash equivalents, end of period	$55	$—	$71	$649	$—	$775

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Update for Recast and Correction to Condensed Consolidating Financial Information

During the second quarter 2013, KMI determined it had incorrectly presented certain amounts in the Condensed Consolidating Financial Information included in its Form 10-K for the period ended December 31, 2012, and its Form 10-Q for the periods ended September 30, 2012 and March 31, 2013. The Company revised its Condensed Consolidating Financial Statements, for the applicable periods presented, to correct for the presentation of (i) investments, loans, capital contributions and repayments between, and (ii) incorrect inclusion of certain entities within, the Parent Guarantor, Guarantor Subsidiary, Subsidiary Issuers and Non-guarantor Subsidiaries. These errors had no impact on KMI’s consolidated results of operations, cash flows, or financial position, or any debt covenants. We concluded the errors were not material to the consolidated financial statements.

In addition, the Company has updated the Condensed Consolidating Financial Information to reflect the recast related to the March 1, 2013 drop-down transaction and the retroactive application of the EP purchase accounting adjustments discussed in Note 2 on each of the statements that were included in the Quarterly Report on Form 10-Q for the periods indicated or the Annual Report on Form 10-K for the period ended December 31, 2012. The impact of these revisions are shown in Note 15 “Guarantee of Securities of Subsidiaries” to our consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013.

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

We prepared our consolidated financial statements in accordance with GAAP. In addition, as discussed in Note 1 “General” and Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report, our financial statements reflect:

•
KMP’s August 2012 and March 2013 acquisitions of net assets from us as if such acquisitions had taken place on the effective dates of common control. We refer to these two separate transfers of net assets from us to KMP as the drop-down transactions, and we refer to the transferred assets as the drop-down asset groups. We accounted for the drop-down transactions as a combination of entities under common control, and accordingly, the financial information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations include the financial results of the drop-down asset groups for all periods subsequent to the effective dates of common control; and

•
the reclassifications necessary to reflect the results of KMP’s FTC Natural Gas Pipelines disposal group as discontinued operations. We sold KMP’s FTC Natural Gas Pipelines disposal group effective November 1, 2012 for approximately $1.8 billion in cash (before selling costs), or $3.3 billion including KMP’s share of joint venture debt. In the first quarter of 2013, following the final working capital adjustment, we recorded an incremental loss of $2 million related to our sale of the disposal group, and except for this loss amount, we recorded no other financial results from the operations of the disposal group during the first nine months of 2013. Furthermore, we have excluded the disposal group’s financial results from the Natural Gas Pipelines business segment disclosures for the three and nine months ended September 30, 2012.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2013. Our goodwill impairment analysis performed as of that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units (including its inherent goodwill) is less than the carrying value of its net assets.

 Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K.

Results of Operations

Non-GAAP Measures

The non-generally accepted accounting principles, or non-GAAP, financial measures of (i) cash available to pay dividends, both in the aggregate and per share, and (ii) segment EBDA and certain items are presented below under “—Cash Available to Pay Dividends” and “—Consolidated Earnings Results,” respectively.

We believe the GAAP measure most directly comparable to cash available to pay dividends is income from continuing operations. A reconciliation of cash available to pay dividends to income from continuing operations is provided below under “—Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operation.” Our non-GAAP measures below should not be considered as an alternative to GAAP net income, segment EBDA or any other GAAP measure. Cash available to pay dividends and segment EBDA and certain items are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider either of these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Our computation of cash available to pay dividends and segment EBDA and certain items may differ from similarly titled measures used by others. Management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Cash Available to Pay Dividends

Our board of directors has adopted the dividend policy set forth in our shareholders’ agreement, which provides that, subject to applicable law, we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. See a further discussion on KMI dividends below under — Financial Condition — Cash Flows — KMI Dividends. The calculation of our cash available to pay dividends, and a reconciliation of this non-GAAP measure to income from continuing operations, for each of the three and nine months ended September 30, 2013 and 2012 is as follows:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
KMP distributions to us
From ownership of general partner interest (a)	$450	$378	$1,294	$1,057
On KMP units owned by us (b)	38	33	110	86
On KMR shares owned by us (c)	21	18	61	53
Total KMP distributions to us	509	429	1,465	1,196

EPB distributions to us
From ownership of general partner interest (d)	55	40	155	72
On EPB units owned by us (e)	59	52	172	102
Total EPB distributions to us	114	92	327	174

Cash generated from KMP and EPB	623	521	1,792	1,370
General and administrative expenses and other (f)	(12)	(20)	(41)	(26)
Interest expense	(56)	(82)	(122)	(167)
Cash taxes	(132)	(117)	(386)	(310)
Cash available for distribution to us from KMP and EPB	423	302	1,243	867

Cash available from other assets
Cash generated from other assets (g)	104	199	291	324
EP debt assumed interest expense (h)	(87)	(98)	(245)	(154)
EP acquisition debt interest expense (i)	(16)	(41)	(58)	(65)
Cash available for distribution to us from other assets	1	60	(12)	105

Cash available to pay dividends (j)	$424	$362	$1,231	$972

Weighted Average Shares Outstanding for Dividends (k)	1,042	1,039	1,039	864

Cash Available Per Average Share Outstanding	$0.41	$0.35	$1.18	$1.13
Declared Dividend	$0.41	$0.36	$1.19	$1.03
_______

(a)
Based on (i) KMP distributions of $1.35 and $3.97 per common unit declared for the three and nine months ended September 30, 2013, respectively, and $1.26 and $3.69 per common unit declared for the three and nine months ended September 30, 2012, respectively; (ii) 381 million and 340 million aggregate common units, Class B units and i-units (collectively KMP units) outstanding as of April 29, 2013 and April 30, 2012, respectively; (iii) 433 million and 347 million aggregate KMP units outstanding as of July 31, 2013 and 2012, respectively; (iv) 438 million aggregate KMP units estimated to be outstanding as of October 31, 2013 and 365 million aggregate KMP units outstanding as of October 31, 2012; (v) waived incentive distributions of $4 million for the nine months ended September 30, 2013 and $6 million and $19 million for the three and nine months ended September 30, 2012, respectively, related to KMP’s acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk; and (vi) waived incentive distributions of $25 million and $50 million for the three and nine months ended September 30, 2013, respectively, as a result of KMP’s acquisition of Copano. In addition, we as general partner of KMP, agreed to waive a portion of our future incentive distributions related to the Copano acquisition in the amounts of $25 million from our fourth quarter of 2013 incentive distribution amount, $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level.

(b)
Based on 28 million in 2013, and 22 million, 22 million and 26 million KMP units owned by us as of March 31, June 30, and September 30, 2012, respectively, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(c)
Assumes that we sold the KMR shares that we estimate to receive as distributions for the three and nine months ended September 30, 2013 and received as distributions for the three and nine months ended September 30, 2012, respectively. We did not sell any KMR shares in the first nine months of 2013 or 2012. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)
Based on (i) EPB distributions of $0.65 and $1.90 per common unit declared for the three and nine months ended September 30, 2013, respectively, and $0.58 and $1.13 per common unit declared for the three and nine months ended September 30, 2012; (ii) 216 million common units outstanding as of April 29, 2013; (iii) 218 million and 208 million common units outstanding as of July 31, 2013 and 2012, respectively; and (iv) 218 million common units estimated to be outstanding as of October 31, 2013 and 216 million common units outstanding as of October 31, 2012.

(e)	Based on 90 million EPB units owned by us as of September 30, 2013 and 2012, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

(f)	Represents corporate general and administrative expenses, corporate sustaining capital expenditures, and other income and expense.

(g)
Represents cash available from former EP assets that remain at KMI, including TGP, EPNG and EP Midstream asset operations for the periods presented prior to their drop-down to KMP, and our 20% interest in NGPL, net of general and administrative expenses related to KMI’s EP assets. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

(h)	Represents interest expense on debt assumed from the May 25, 2012 EP acquisition.

(i)	Represents interest associated with our remaining debt issued to finance the cash portion of the EP acquisition purchase price.

(j)
Excludes $37 million and $322 million in after-tax expenses for the three and nine months ended September 30, 2012, respectively, associated with the EP acquisition and EP Energy sale. The three months ended September 30, 2012 includes (i) $60 million of expense for capitalized financing fees associated with the EP acquisition financing that were written off (due to debt repayments) or amortized in the third quarter and (ii) $24 million benefit associated with pension income and tax benefits on deferred compensation. The nine months ended September 30, 2012 includes (i) $99 million in employee severance, retention and bonus costs; (ii) $55 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; (iv) $66 million write-off (primarily due to debt repayments) or amortization of capitalized financing fees; (v) $70 million for legal fees and reserves; and (vi) $24 million benefit associated with pension income and legal recoveries noted above.

(k)
Includes weighted average common stock outstanding and (i) for 2013, approximately 6 million of unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments and (ii) for 2012, Class B shares, Class C shares and unvested restricted stock awards.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations (a)	$551	$386	$1,990	$728
Income from discontinued operations (a) (b)	—	48	(2)	145
Income attributable to EPB (c)	—	—	—	(37)
Distributions declared by EPB for the second quarter and payable in the third quarter of 2012 to KMI (c)	—	—	—	82
Depreciation, depletion and amortization (a) (d)	467	403	1,327	1,017
Amortization of excess cost of equity investments (a)	11	5	29	9
Earnings from equity investments (a) (e)	(100)	(123)	(294)	(302)
Distributions from equity investments	104	122	303	290
Distributions from equity investments in excess of cumulative earnings	39	46	117	159
Difference between equity investment distributable cash flow and distributions received (f)	54	62	136	92
KMP certain items (g)	(33)	48	(534)	33
KMI certain items (h)	5	85	(1)	484
KMI deferred income tax adjustments (i)	—	(3)	—	35
Difference between cash and book taxes	39	(65)	175	(212)
Difference between cash and book interest expense for KMI	(28)	(39)	(27)	(14)
Sustaining capital expenditures (j)	(105)	(117)	(257)	(232)
KMP declared distribution on its limited partner units owned by the public (k)	(533)	(408)	(1,487)	(1,155)
EPB declared distribution on its limited partner units owned by the public (l)	(83)	(72)	(241)	(137)
Other (m)	36	(16)	(3)	(13)
Cash available to pay dividends	$424	$362	$1,231	$972
_______

(a)	Consists of the corresponding line items in our consolidated statements of income included elsewhere in this report.

(b)	2012 amounts primarily represent income from KMP’s FTC Natural Gas Pipeline disposal group, net of tax.

(c)
On May 25, 2012, we began recognizing income from our investment in EPB, and we received in the third quarter the full distribution for the second quarter of 2012 as we were the holder of record as of July 31, 2012.

(d)	Nine month 2012 amount includes $7 million associated with KMP’s FTC Natural Gas Pipeline disposal group.

(e)	2012 amounts include $22 million and $64 million for the three and nine months ended September 30, 2012, respectively, associated with KMP’s FTC Natural Gas Pipeline disposal group.

(f)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

(g)
Consists of items such as hedge ineffectiveness, legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset acquisition and/or disposition expenses. Nine months 2013 includes (i) a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford to fair value; (ii) $177 million of expense associated with adjustments to legal liabilities related to both transportation rate case and environmental matters; and (iii) $140 million, net of tax, gain on the sale of KMP’s investments in Express. For more information, see Note 2 “Acquisitions and Divestitures” to our consolidated financial statements included elsewhere in this report.

(h)
Primarily represents pre-tax (income) expense associated with the EP acquisition and EP Energy sale. The three months ended September 30, 2012 includes (i) $95 million of expense for capitalized financing fees associated with the EP acquisition financing that were written-off (due to debt repayments) or amortized; and (ii) $38 million benefit associated with pension income and legal recoveries. The nine months ended September 30, 2012 includes (i) $157 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under applicable GAAP rules; (iii) $37 million in advisory fees; (iv) $104 million write-off (primarily due to repayments) or amortization of capitalized financing fees; (v) $96 million for legal fees and reserves; and (vi) $38 million benefit associated with pension income and legal recoveries noted above.

(i)	2012 amounts represent an increase in our state effective tax rate as a result of the EP acquisition.

(j)	We define sustaining capital expenditures as capital expenditures that do not expand the capacity of an asset.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all non-cash depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments (defined in the “-Results of Operations” tables below and sometimes referred to in this report as EBDA) to be an important measure of our success in maximizing returns to our shareholders. We also use segment EBDA internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our six reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

	Three Months Ended September 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$958	$822	$136	17%
CO2–KMP	340	327	13	4%
Products Pipelines–KMP	202	150	52	35%
Terminals–KMP	217	183	34	19%
Kinder Morgan Canada–KMP	43	56	(13)	(23)%
Other	(3)	21	(24)	(114)%
Segment EBDA(b)	1,757	1,559	198	13%
Depreciation, depletion and amortization expense	(467)	(403)	(64)	(16)%
Amortization of excess cost of equity investments	(11)	(5)	(6)	(120)%
Other revenues	9	8	1	13%
General and administrative expense(c)	(158)	(186)	28	15%
Unallocable interest expense, net of interest income and other, net(d)	(420)	(533)	113	21%
Income from continuing operations before unallocable income taxes	710	440	270	61%
Unallocable income tax expense	(159)	(54)	(105)	(194)%
Income from continuing operations	551	386	165	43%
Loss from discontinued operations, net of tax(e)	—	(131)	131	100%
Net income	551	255	296	116%
Net income attributable to noncontrolling interests	(265)	(55)	(210)	(382)%
Net income attributable to Kinder Morgan, Inc.	$286	$200	$86	43%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2013	2012	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings (loss) before depreciation, depletion and amortization expense and amortization of excess cost of equity investments(a)
Natural Gas Pipelines	$3,281	$1,477	$1,804	122%
CO2–KMP	1,040	988	52	5%
Products Pipelines–KMP	399	490	(91)	(19)%
Terminals–KMP	609	564	45	8%
Kinder Morgan Canada–KMP	286	158	128	81%
Other	(4)	18	(22)	(122)%
Segment EBDA(f)	5,611	3,695	1,916	52%
Depreciation, depletion and amortization expense	(1,327)	(1,010)	(317)	(31)%
Amortization of excess cost of equity investments	(29)	(9)	(20)	(222)%
Other revenues	27	26	1	4%
General and administrative expense(g)	(481)	(816)	335	41%
Unallocable interest expense, net of interest income and other, net(h)	(1,257)	(1,013)	(244)	(24)%
Income from continuing operations before unallocable income taxes	2,544	873	1,671	191%
Unallocable income tax expense	(554)	(145)	(409)	(282)%
Income from continuing operations	1,990	728	1,262	173%
Loss from discontinued operations, net of tax(i)	(2)	(789)	787	100%
Net income (loss)	1,988	(61)	2,049	3,359%
Net (income) loss attributable to noncontrolling interests	(1,133)	156	(1,289)	(826)%
Net income attributable to Kinder Morgan, Inc.	$855	$95	$760	800%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other expense (income).  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes other than income taxes.  Segment earnings include KMP’s allocable income tax expense of $12 million and $6 million for the three months ended September 30, 2013 and 2012, respectively, and $121 million and $20 million for the nine months ended September 30, 2013 and 2012, respectively.

(b)
2013 and 2012 amounts include increases in earnings of $34 million and decreases in earnings of $24 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items impacting EBDA and disclosed below in our management discussion and analysis of segment results.

(c)
2012 amount includes increases in expense of $11 million related to the combined effect from the 2012 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2013 and 2012 amounts include increases in expense of $4 million and $96 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to interest expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(e)
Represents amounts primarily attributable to KMP’s FTC Natural Gas Pipelines disposal group and other, net of tax. 2012 amount includes a combined $179 million loss from both costs to sell and the remeasurement of net assets to fair value.

(f)
2013 and 2012 amounts include increases in earnings of $561 million (net of tax expense of $84 million) and decreases in earnings of $11 million, respectively, related to the combined effect from all of the 2013 and 2012 certain items impacting EBDA and disclosed below in our management’s discussion and analysis of segment results.

(g)
2013 and 2012 amounts include increases in expense of $12 million and $349 million, respectively, related to the combined effect from the 2013 and 2012 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(h)
2013 and 2012 amounts include $27 million and $105 million increases in expense, respectively, related to the combined effect from the 2013 and 2012 certain items related to interest expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(i)
Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group. 2013 amount represents an incremental loss related to the sale of KMP’s disposal group effective November 1, 2012. 2012 amount includes a combined $934 million loss from both costs to sell and the remeasurement of net assets to fair value, net of tax, and $7 million of depreciation and amortization expense.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Our income from continuing operations before income taxes (excluding income taxes allocated to segment earnings, see footnote (a)) increased by $276 million (62%) from $446 million in the third quarter of 2012 to $722 million in the third quarter of 2013. However, this increase included a $161 million (pre-tax) increase in income from continuing operations before income taxes from the combined effect of the certain items referenced in footnotes (b), (c) and (d) in the above tables.

After adjusting for these items, the remaining $115 million (20%) increase in income from continuing operations before income taxes was primarily due to better performance in the third quarter of 2013 from the Natural Gas Pipelines, CO2-KMP, Products Pipelines-KMP, and Terminals-KMP business segments. The quarterly increase was partially offset by a decrease in EBDA from the Kinder Morgan Canada-KMP business segment.

Our income from continuing operations before income taxes (excluding income taxes allocated to segment earnings, see footnote (a)) increased by $1,772 million (198%) from $893 million in the first nine months of 2012 to $2,665 million in the same period in 2013. However, this increase included a $1,071 million (pre-tax) increase in income from continuing operations before income taxes from the combined effect of the certain items referenced in footnotes (f), (g) and (h) in the above tables.

After adjusting for these items, the remaining $701 million (52%) increase in income from continuing operations before income taxes was primarily due to better performance in the first nine months of 2013 from the Natural Gas Pipelines (primarily due to a full nine months of contributions from the EP operations, including EPB), the Products Pipelines-KMP, CO2-KMP, and Terminals-KMP business segments. The overall increase in total segment EBDA across the comparable nine month periods included a decrease in EBDA from the Kinder Morgan Canada-KMP business segment.

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$2,390	$1,646	$6,200	$3,440
Operating expenses(b)	(1,550)	(899)	(3,733)	(2,129)
Other income (expense)(c)	35	(4)	28	(4)
Earnings from equity investments	79	75	221	164
Interest income and Other, net(d)	7	7	572	10
Income tax expense	(3)	(3)	(7)	(4)
EBDA from continuing operations	958	822	3,281	1,477
Discontinued operations(e)	—	(132)	(2)	(782)
EBDA including discontinued operations	$958	$690	$3,279	$695

Natural gas transportation volumes (Bcf)(f)	2,366.6	2,570.7	7,179.7	7,462.2
Natural gas sales volumes (Bcf)(g)	230.9	228.7	663.0	657.2
Gathering volumes (Bbtu/d)(h)	3,029.4	2,987.1	2,993.5	3,008.5
_______

(a)	Three and nine month 2013 amounts include decreases in revenues of $9 million and $10 million, respectively, all related to derivative contracts used to hedge forecasted natural gas and NGL sales.

(b)
Nine month 2013 amount and three and nine month 2012 amounts include $1 million increases in expense related to hurricane clean-up and repair activities. Nine month 2013 amount also includes (i) a $2 million decrease in EBDA related to SNG’s sales and use tax audit interest and penalties; and (ii) a $2 million decrease in EBDA related to SNG’s offshore assets hurricane repair costs. Also, both three and nine month 2012 amounts include a $3 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)
Both three and nine month 2013 amounts include the gain of $36 million from the sale of certain Gulf Coast offshore and onshore TGP supply facilities. Also, three and nine month 2013 amounts include losses of $1 million and $8 million, respectively, related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(d)	Nine month 2013 amount includes a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford to fair value.

(e)
Represents EBDA attributable to KMP’s FTC Natural Gas Pipelines disposal group. Nine month 2013 amount represents a $2 million loss from the sale of net assets. Three and nine month 2012 amounts include losses of $179 million and $934 million, respectively, from both costs to sell and the remeasurement of net assets to fair value, and also include revenues of $71 million and $204 million, respectively.

(f)
Includes pipeline volumes for TransColorado, MEP, Kinder Morgan Louisiana Pipeline LLC, FEP, TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, EPB, Florida Gas Transmission Company, and Ruby Pipeline L.L.C. Volumes for acquired pipelines are included for all periods.

(g)	Represents Texas intrastate natural gas pipeline group volumes.

(h)
Includes Copano operations, EP Midstream asset operations, Eagle Ford, KinderHawk, Endeavor, Bighorn, Webb Duval Gatherers, Fort Union, EagleHawk, and Red Cedar throughput volumes. Joint venture throughput is reported at KMP’s ownership share.

For the three and nine months ended September 30, 2013, the certain items described in the footnotes to the table above (i) increased the Natural Gas Pipelines business segment’s EBDA (including discontinued operations) by $209 million and $1,507 million, respectively; and (ii) decreased segment revenues (including discontinued operations) by $9 million and $10 million, respectively, when compared to the same year earlier periods. Following is information related to the increases and decreases, in the comparable three and nine month periods of 2013 and 2012 and including discontinued operations, in the segment’s remaining (i) $59 million (7%) and $1,077 million (66%) increases in EBDA; and (ii) $682 million (40%) and $2,566 million (70%) increases in operating revenues:

Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EPB	$(13)	(4)%	$1	—%
TGP	(5)	(3)%	1	1%
EPNG	(3)	(3)%	4	3%
Copano operations (excluding Eagle Ford)	88	n/a	536	n/a
Eagle Ford(a)	16	150%	147	n/a
Other KMI owned assets(b)(c)	5	17%	—	n/a
EP midstream asset operations	4	23%	3	8%
Texas Intrastate Natural Gas Pipeline Group	17	29%	180	24%
Kinder Morgan Treating operations	(11)	(46)%	(22)	(48)%
All others (including eliminations)	8	8%	(97)	(128)%
Total Natural Gas Pipelines-continuing operations	106	13%	753	46%
Discontinued operations(d)	(47)	(100)%	(71)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$59	7%	$682	40%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
EPB	$465	110%	$597	116%
TGP	333	130%	418	120%
EPNG	155	120%	213	122%
Copano operations (excluding Eagle Ford)	146	n/a	732	n/a
Other KMI owned assets(b)(c)	40	81%	n/a	n/a
EP midstream asset operations	42	209%	72	147%
Eagle Ford(a)	46	279%	217	n/a
Texas Intrastate Natural Gas Pipeline Group	18	8%	746	38%
Kinder Morgan Treating operations	(22)	(35)%	(38)	(31)%
All others (including eliminations)	6	2%	(187)	(78)%
Total Natural Gas Pipelines-continuing operations	1,229	83%	2,770	80%
Discontinued operations(d)	(152)	(100)%	(204)	(100)%
Total Natural Gas Pipelines-including discontinued operations	$1,077	66%	$2,566	70%
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

(b)	Represents EBDA and revenues from those EP subsidiaries not included in KMP or EPB.

(c)
Includes results from our 20% equity interest in NGPL Holdco LLC, the owner of Natural Gas Pipeline Company of America, LLC (NGPL) which had a carrying value of $64 million as of September 30, 2013. While not material to our results, the performance of this asset has further declined primarily due to continuing unfavorable market conditions affecting this asset including excess gas supply, reduced basis spreads, and low commodity prices. To the extent such market conditions are expected to persist or further deteriorate, this may affect the realization of our investment.

(d)	Represents amounts attributable to KMP’s FTC Natural Gas Pipelines disposal group.

The increases (primarily incremental earnings from the EP acquisition effective in May 25, 2012) and decreases in our Natural Gas Pipelines business segment’s EBDA from continuing operations in the comparable three and nine month periods of 2013 and 2012 were attributable to the following:

▪	incremental loss of $13 million (4%) and earnings of $465 million (110%), respectively, from EPB;

▪	incremental loss of $5 million (3%) and earnings of $333 million (130%), respectively, from TGP;

▪	incremental loss of $3 million (3%) and earnings of $155 million (120%), respectively, from EPNG;

▪	incremental earnings of $5 million (17%) and $40 million (81%), respectively, from the other KMI owned assets;

▪
incremental earnings of $4 million (23%) and $42 million (209%), respectively, from KMP’s EP midstream assets, which it acquired 50% from Kohlberg Kravis Roberts & Co L.P. (KKR) effective June 1, 2012, and 50% from us effective March 1, 2013;

▪
incremental earnings of $88 million and $146 million, respectively, from KMP’s Copano operations, which it acquired effective May 1, 2013 (but excluding Copano’s 50% ownership interest in Eagle Ford; which is included below with the 50% ownership interest KMP previously owned);

▪
increases of $17 million (29%) and $18 million (8%), respectively, from KMP’s Texas intrastate natural gas pipeline group, due largely to lower pipeline maintenance expenses and higher transportation volumes from the Eagle Ford shale formation in South Texas. The drop in maintenance expenses was due to both higher pipeline integrity maintenance and increased well repair expenses incurred in the third quarter of 2012. For the comparable nine month periods, the earnings increase was due to higher transport margins (primarily related to service associated with Eagle Ford), but partially offset by both lower storage margins (due mainly to timing differences on storage settlements) and lower natural gas processing margins (due mainly to lower NGLs prices). The growth in revenues across both comparable three and nine month periods reflect higher natural gas sales revenues, driven by higher natural gas sales volumes in

Table of Contents	Kinder Morgan, Inc. Form 10-Q

2013 versus 2012. However, because the intrastate group both purchases and sells significant volumes of natural gas, and because the group generally sells natural gas in the same price environment in which it is purchased, the increases in its natural gas sales revenues were largely offset by corresponding increases in its natural gas purchase costs;

▪
incremental earnings of $16 million (150%) and $46 million (279%), respectively, from KMP’s total (100%) Eagle Ford natural gas gathering operations, due mainly to higher natural gas gathering volumes from the Eagle Ford shale formation, and for the comparable nine month periods, to the incremental 50% ownership interest KMP acquired as part of its acquisition of Copano effective May 1, 2013;

▪	decreases of $11 million (46%) and $22 million (35%), respectively, from KMP’s natural gas treating operations, primarily due to lower sales volumes and margins from treating equipment manufacturing.
The period-to-period decreases in earnings before depreciation, depletion and amortization expenses from discontinued operations was due to the sale of KMP’s FTC Natural Gas Pipelines disposal group effective November 1, 2012. For further information about this sale, see Note 1 “General-Basis of Presentation-FTC Natural Gas Pipelines Disposal Group - Discontinued Operations” to our consolidated financial statements included elsewhere in this report.

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$456	$420	$1,345	$1,250
Operating expenses	(121)	(97)	(320)	(282)
Other income(b)	—	—	—	7
Earnings from equity investments	6	5	19	18
Interest income and Other, net	—	1	—	—
Income tax expense	(1)	(2)	(4)	(5)
EBDA	$340	$327	$1,040	$988
Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2	1.2	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(d)	29.6	30.0	30.1	28.4
SACROC oil production (net)(MBbl/d)(e)	24.6	25.0	25.1	23.7
Yates oil production (gross)(MBbl/d)(d)	20.3	20.6	20.5	20.9
Yates oil production (net)(MBbl/d)(e)	9.0	9.3	9.1	9.3
Katz oil production (gross)(MBbl/d)(d)	2.7	1.8	2.4	1.7
Katz oil production (net)(MBbl/d)(e)	2.2	1.5	2.0	1.4
Goldsmith oil production (gross)(MBbl/d)(d)	1.3	—	0.6	—
Goldsmith oil production (net)(MBbl/d)(e)	1.1	—	0.5	—
NGL sales volumes (net)(MBbl/d)(e)	9.6	9.3	9.8	9.3
Realized weighted-average oil price per Bbl(f)	$95.82	$88.64	$92.35	$88.39
Realized weighted-average NGLs price per Bbl(g)	$46.72	$44.27	$45.81	$51.53
________

(a)
Three month 2013 amount includes unrealized losses of $9 million; and three and nine month 2012 amounts include unrealized losses of $5 million and $8 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Nine month 2012 amount represents the gain from the sale of KMP’s ownership interest in the Claytonville oil field.

(c)	Includes McElmo Dome and Doe Canyon sales volumes.

(d)
Represents 100% of the production from the field. KMP owns an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, an approximately 99% working interest in the Katz Strawn unit and a 100% working interest in the Goldsmith Landreth unit.

(e)	Net to KMP, after royalties and outside working interests.

(f)	Includes all of KMP’s crude oil production properties.

(g)	Includes production attributable to leasehold ownership and production attributable to KMP’s ownership in processing plants and third-party processing agreements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGLs. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Sales and Transportation Activities.

The certain items described in footnotes (a) and (b) to the table above (i) decreased segment EBDA by $4 million and increased segment EBDA $1 million, respectively; and (ii) decreased segment revenues by $4 million and increased segment revenues by $8 million, respectively, in the third quarter and first nine months of 2013, when compared to the same periods of 2012. For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of 2013 and 2012, in the segment’s remaining (i) $17 million (5%) and $51 million (5%) increases in EBDA; and (ii) $40 million (9%) and $87 million (7%) increases in operating revenues:

Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$11	5%	$40	12%
Sales and Transportation Activities	6	7%	8	10%
Intrasegment eliminations	—	—%	(8)	(50)%
Total CO2–KMP	$17	5%	$40	9%

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$38	5%	$85	8%
Sales and Transportation Activities	13	5%	14	5%
Intrasegment eliminations	—	—%	(12)	(26)%
Total CO2–KMP	$51	5%	$87	7%

The period-to-period increases in EBDA from oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, were largely due to the following:

▪
increases of $35 million (12%) and $91 million (11%), respectively, in crude oil sales revenues-due primarily to higher average realized sales prices for U.S. crude oil and partly due to higher oil sales volumes. KMP’s realized weighted average price per barrel of crude oil increased 8% in the third quarter of 2013 and 4% in the first nine months of 2013, when compared to the same periods in 2012. The overall increases in oil sales revenues were also favorably impacted by increases in sales volumes of 4% and 6%, respectively. The period-to-period increases in volumes were due primarily to higher production at the Katz field unit and to incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and for the comparable nine month periods, to higher production at the SACROC unit (volumes presented in the results of operations table above);

▪
an increase of $3 million (9%) and a decrease of $8 million (6%), respectively, in natural gas plant products sales. The quarter-to-quarter increase was driven by both a 6% increase in KMP’s realized weighted average price per barrel of NGLs and a 3% increase in sales volumes. The year-over-year decrease in products sales revenues was due to an 11% decrease in KMP’s average sales price, but was partially offset by a 6% increase in sales volumes; and

▪
decreases of $28 million (29%) and $47 million (16%), respectively, due to higher combined operating expenses, driven primarily by higher fuel and power expenses, and higher maintenance and well workover expenses, all related to increased drilling activity relative to the comparable three and nine month periods of 2012.

Earnings before depreciation, depletion and amortization expenses from the segment’s sales and transportation activities increased by $6 million (7%) in the third quarter of 2013, and by $13 million (5%) in the first nine months of 2013, when

Table of Contents	Kinder Morgan, Inc. Form 10-Q

compared to the same periods last year. The period-to-period increases in earnings were driven by higher average sales prices for CO2 in both the third quarter and first nine months of 2013, when compared to the same two periods a year ago.

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$474	$386	$1,371	$940
Operating expenses(a)	(281)	(256)	(1,001)	(497)
Other (expense) income(b)	(1)	7	(6)	5
Earnings from equity investments	10	10	33	29
Interest income and Other, net	—	1	2	11
Income tax benefit	—	2	—	2
EBDA	$202	$150	$399	$490
Gasoline (MMBbl)(c)	109.2	98.1	312.6	292.9
Diesel fuel (MMBbl)	36.9	36.3	106.5	105.7
Jet fuel (MMBbl)	27.4	28.3	82.3	84.0
Total refined product volumes (MMBbl)(d)	173.5	162.7	501.4	482.6
NGLs (MMBbl)(e)	8.9	8.5	26.7	23.1
Condensate (MMBbl)(f)	4.4	—	9.0	—
Total delivery volumes (MMBbl)	186.8	171.2	537.1	505.7
Ethanol (MMBbl)(g)	10.2	8.9	28.6	24.1
________

(a)
Nine month 2013 amount includes a $162 million increase in expense associated with rate case liability adjustments, and a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal environmental matter. Three and nine month 2012 amounts include a $34 million increase in expense associated with environmental liability adjustments, and a $9 million increase in expense associated with rate case liability adjustments.

(b)
Nine month 2013 amount includes a loss of $5 million from the write-off of assets at KMP’s Los Angeles Harbor West Coast terminal. Three and nine month 2012 amounts include a gain of $8 million from the disposal of property related to the sale of a portion of KMP’s former Gaffey Street, California terminal land. Also, nine month 2012 amount includes a $2 million decrease in segment earnings related to assets sold, which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation, Calnev, and Central Florida pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Crude Oil & Condensate and Double Eagle pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Combined, the certain items described in footnotes (a) and (b) to the table above increased the Products Pipelines–KMP business segment’s EBDA by $35 million in the third quarter of 2013, and decreased segment EBDA by $145 million in the first nine months of 2013, when compared to the same prior year periods. Following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $17 million (9%) and $54 million (10%) increases in EBDA; and (ii) $88 million (23%) and $431 million (46%) increases in operating revenues:

Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$7	n/a	$7	n/a
Pacific operations	3	4%	8	7%
Southeast terminal operations	3	12%	7	26%
Double Eagle Pipeline	2	n/a	1	n/a
Transmix operations	1	8%	58	35%
Cochin Pipeline	1	3%	5	21%
Plantation Pipeline	1	7%	—	n/a
All others (including eliminations)	(1)	—%	2	4%
Total Products Pipelines-KMP	$17	9%	$88	23%

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Transmix operations	$16	112%	$366	124%
Cochin Pipeline	14	25%	25	44%
Crude & Condensate Pipeline	11	n/a	17	n/a
Southeast terminal operations	6	10%	13	17%
Plantation Pipeline	4	10%	—	n/a
Double Eagle Pipeline	2	n/a	1	n/a
Pacific operations	(4)	(2)%	3	1%
All others (including eliminations)	5	3%	6	3%
Total Products Pipelines-KMP	$54	10%	$431	46%

The primary increases and decreases in the Products Pipelines–KMP business segment’s EBDA in the comparable three and nine month periods of 2013 and 2012 included the following:

▪
incremental earnings of $7 million and $11 million, respectively, from the Kinder Morgan Crude Oil & Condensate Pipeline, which began transporting crude oil and condensate volumes from the Eagle Ford shale gas formation to multiple terminaling facilities along the Texas Gulf Coast in October 2012;

▪
an increase of $3 million (4%) and a decrease of $4 million (2%), respectively, from the Pacific operations. The increase in earnings for the comparable third quarter periods was driven by higher mainline transportation revenues, due primarily to an almost 5% increase in system-wide delivery volumes. The decrease in earnings for the comparable nine month periods was primarily attributable to a reduction in mainline transportation revenues recorded in the the second quarter of 2013. The reduction to transport revenues related to rate reductions associated with various interstate and California intrastate rate case decisions;

▪
increases of $3 million (12%) and $6 million (10%), respectively, from KMP’s Southeast terminal operations, driven by higher margins from ethanol blending operations, and higher revenues from refined products and bio-fuels throughput volumes;

Table of Contents	Kinder Morgan, Inc. Form 10-Q

▪
incremental earnings of $2 million and $2 million, respectively, from KMP’s 50% interest in the Double Eagle pipeline system-which gathers condensate and crude oil for Eagle Ford shale producers and which it acquired as part of its Copano acquisition effective May 1, 2013;

▪
increases of $1 million (8%) and $16 million (112%), respectively, from KMP’s transmix processing operations. Transmix processing earnings were essentially unchanged across the comparable three month periods, but increased across the comparable nine month periods due to higher margins on processing volumes, incremental earnings from third-party sales of excess renewable identification numbers (RINS) (generated through KMP’s ethanol blending operations), and to the recognition of unfavorable net carrying value adjustments to product inventory recognized in the first nine months of 2012. The period-to-period increases in revenues were mainly due to the expiration of certain transmix fee-based processing agreements since the end of the third quarter of 2012. Due to the expiration of these contracts, KMP now directly purchases incremental transmix volumes and sell incremental volumes of refined products, resulting in both higher revenues and higher costs of sales expenses;

▪
increases of $1 million (3%) and $14 million (25%), respectively, from the Cochin Pipeline-earnings were essentially flat across the comparable quarterly periods, as higher transportation revenues were largely offset by higher income tax expenses (due to the recognition of a favorable income tax adjustment recorded in the third quarter of 2012). The increase in year-over-year earnings was primarily due to higher transportation revenues, driven by an overall 29% increase in pipeline throughput volumes, partly attributable to incremental ethane/propane volumes as a result of pipeline modification projects completed in June 2012; and

▪
increases of $1 million (7%) and $4 million (10%), respectively, from KMP’s approximate 51% interest in the Plantation pipeline system-due largely to higher transportation revenues driven by increases in system delivery volumes of 13% and 11%, respectively, and by higher average tariff rates since the end of the third quarter of 2012.

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues(a)	$354	$334	$1,035	$1,018
Operating expenses(b)	(162)	(156)	(488)	(480)
Other income(c)	24	2	52	14
Earnings from equity investments	5	5	17	16
Interest income and Other, net(d)	—	—	2	1
Income tax expense	(4)	(2)	(9)	(5)
EBDA	$217	$183	$609	$564
Bulk transload tonnage (MMtons)(e)	23.7	23.7	68.1	74.4
Ethanol (MMBbl)	15.9	15.7	46.7	49.9
Liquids leaseable capacity (MMBbl)	62.6	60.2	62.6	60.2
Liquids utilization %(f)	95.2%	92.9%	95.2%	92.9%
______

(a)	Three and nine month 2013 amounts include increases of $4 million related to 2012 hurricane expense reimbursements at KMP’s New York Harbor and Mid-Atlantic terminals.

(b)
Three and nine month 2013 amounts include increases in expense of $7 million and $21 million, respectively, related to hurricane clean-up and repair activities at KMP’s New York Harbor and Mid-Atlantic terminals, and $1 million increase in expense associated with the removal of certain physical assets at its Tampaplex bulk terminal located in Tampa, Florida. Three and nine month 2012 amounts include a $1 million increase in expense related to hurricane clean-up and repair activities at KMP’s Myrtle Grove, Louisiana, IMT facility.

(c)
Three and nine month 2013 amounts include casualty indemnification gains of $22 million and $50 million, respectively, related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals. Nine month 2012 amount includes a $12 million casualty indemnification gain related to a 2010 casualty at IMT. Also, nine month 2013 and 2012 amounts include $1 million decreases in segment earnings, all relating to assets sold which had been revalued as part of the going-private transaction and recorded in the application of the purchase method of accounting.

(d)	Nine month 2013 amount includes a $1 million casualty indemnification gain related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(e)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(f)	The ratio of KMP’s actual leased capacity to its estimated potential capacity.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities.  For the three and nine months ended September 30, 2013, the certain items described in footnotes to the table above (i) increased segment EBDA by $19 million and $22 million, respectively; and (ii) increased segment revenues by $4 million, when compared to the same two periods of 2012. Following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $15 million (8%) and $23 million (4%) increases in EBDA; and (ii) remaining $16 million (5%) and $13 million (1%) increases in operating revenues:

Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$5	10%	$8	13%
Northeast	2	3%	—	—%
Gulf Bulk	3	13%	—	—%
Acquired assets and businesses	1	n/a	2	n/a
All others (including intrasegment eliminations and unallocated income tax expenses)	4	5%	6	3%
Total Terminals–KMP	$15	8%	$16	5%

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$13	9%	$21	12%
Northeast	6	8%	1	1%
West	3	6%	4	4%
Gulf Bulk	2	3%	(5)	(5)%
Acquired assets and businesses	2	n/a	3	n/a
Mid-Atlantic	(5)	(8)%	(9)	(8)%
All others (including intrasegment eliminations and unallocated income tax expenses)	2	1%	(2)	—%
Total Terminals–KMP	$23	4%	$13	1%

For both comparable three and nine month periods, the overall increases in earnings before depreciation, depletion and amortization from the Terminals-KMP segment were driven primarily by incremental contributions from KMP’s Gulf Liquids terminals. The increases were mainly due to higher liquids warehousing revenues from the Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services, and new and incremental customer agreements at higher rates.

The period-to-period increases in earnings from the Northeast terminal operations were driven by incremental contributions from KMP’s Carteret New Jersey liquids facility, and for the comparable nine month periods, its Perth Amboy, New Jersey liquids terminal. Carteret benefited from both higher non-operating income (due to insurance indemnifications received for 2012 business interruptions caused by Hurricane Sandy) and higher revenues (due in part to new customer agreements). The Perth Amboy terminal benefited from higher year-over-year revenues, due mainly to additional and restructured customer contracts at higher rates.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Earnings increases from the Gulf Bulk terminals were driven by both an 11% increase in petroleum coke volumes and lower operating expenses in the third quarter of 2013, and for the comparable nine month periods, to a 36% increase in coal transfer volumes. The quarter-to-quarter decrease in expense was due primarily to lower expenses at KMP’s engineering and conveying facility and at its steel handling facilities. The overall increases in earnings were partially offset, however, by lower engineering and conveying service revenues due to less third party work.

For all terminals included in the Terminals-KMP business segment, total liquids leaseable capacity increased to 62.6 million barrels at the end of the third quarter of 2013, up 4% from a capacity of 60.2 million barrels at the end of the third quarter of 2012. The increase was mainly due to the acquisition of KMP’s Norfolk and Chesapeake, Virginia facilities from Allied Terminals in June 2013 (incremental contributions from these two terminals are included within the “Acquired assets and businesses” line in the two tables above). At the same time, KMP’s overall liquids utilization capacity rate increased 2.5% since the end of the third quarter of 2012.

The increases in the Terminals-KMP segment’s earnings reported in the “All others” lines in the two tables above represent increases and decreases in terminal results at various locations. The overall $4 million (5%) increase in earnings across the comparable quarterly periods was due in large part to (i) completed capital expansion projects since the end of the third quarter of 2012 at KMP’s IMT facility and (ii) higher steel handling activity at KMP’s Mid-River steel and metal alloy facilities. The overall increase in earnings was partially offset by higher segment income tax expenses in the third quarter of 2013 (from income tax expenses not allocated to regions but instead included in the “All others” table line).

Earnings from both the West and Mid-Atlantic terminal facilities were flat across the comparable three month periods, but KMP benefited from incremental ancillary terminal services from its North 40 Edmonton, Canada crude oil tank farm across the comparable nine month periods. The year-over-year decrease in earnings from the Mid-Atlantic terminals was due primarily to a 10% drop in coal transfer volumes at KMP’s Pier IX facility due largely to some weakening in the coal export market relative to 2012, and partly to scheduled maintenance at the facility in the second quarter of 2013.

Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except operating statistics)
Revenues	$74	$80	$221	$226
Operating expenses	(27)	(28)	(79)	(75)
Earnings from equity investments	—	1	4	3
Interest income and Other, net(a)	—	5	241	12
Income tax expense(b)	(4)	(2)	(101)	(8)
EBDA	$43	$56	$286	$158
Transport volumes (MMBbl)(c)	24.0	28.1	77.6	79.9
_______

(a)	Three and nine month 2013 amounts include a loss of $1 million and a gain of $224 million, respectively, from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)
Nine month 2013 amount includes an $84 million increase in income tax expense related to the pre-tax gains associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express crude oil pipeline system. The certain items relating to KMP’s sale of Express (described in the footnotes (a) and (b) to the table above) decreased segment EBDA by $1 million in the third quarter of 2013, and increased segment EBDA by $140 million in the first nine months of 2013, when compared to the same prior year periods. For each of the segment’s three primary businesses, following is information related to the increases and decreases, in the comparable three and nine month periods of both years, in the segment’s (i) remaining $12 million (21%) and $12 million (8%) decreases in EBDA; and (ii) $6 million (8%) and $5 million (2%) decreases in operating revenues:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2013 versus Three months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(7)	(150)%	n/a	n/a
Trans Mountain Pipeline	(5)	(11)%	$(6)	(8)%
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$(12)	(21)%	$(6)	(8)%

Nine months ended September 30, 2013 versus Nine months ended September 30, 2012

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(7)	(5)%	$(5)	(2)%
Express Pipeline(a)	(5)	(36)%	n/a	n/a
Jet Fuel Pipeline	—	—%	—	—%
Total Kinder Morgan Canada–KMP	$(12)	(8)%	$(5)	(2)%
_______

(a)	Equity investment, accordingly, KMP records earnings under the equity method of accounting. However, KMP sold its debt and equity investments in Express effective March 14, 2013.

The period-to-period decreases in EBDA from Express were primarily due to both lower equity earnings and lower interest income resulting from the sale of KMP’s equity and debt investments in Express effective March 14, 2013.

The decreases in Trans Mountain’s earnings were driven by (i) higher income tax expenses (due largely to general increases in British Columbia’s income tax rates since the end of the third quarter of 2012); (ii) unfavorable impacts from foreign currency translation (due to the weakening of the Canadian dollar since the end of the third quarter of 2012, KMP translated Canadian denominated income and expense amounts into less U.S. dollars in 2013) and (iii) lower management incentive fees earned from the operation of the Express pipeline system (due to its sale in March 2013). The period-to-period decreases in Trans Mountain’s earnings were partially offset by incremental non-operating income from allowances for funds used during construction (representing an estimate of the cost of capital funded by equity contributions).

Other

Our other segment activities include those operations that were acquired from EP on May 25, 2012 and are primarily related to several physical natural gas contracts with power plants associated with EP’s legacy trading activities. These contracts obligate EP to sell natural gas to these plants and have various expiration dates ranging from 2012 to 2028. There were losses of $3 million and $4 million, respectively, from this segment for the three and nine months ended September 30, 2013. There were gains of $21 million and $18 million, respectively, from this segment for the third quarter of 2012 and the period from May 25, 2012 to September 30, 2012, which included $21 million legal recoveries on EP legacy legal matters.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended September 30,
	2013	2012	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$1	$12	$(11)	(92)%
KMP general and administrative expense(c)	136	146	(10)	(7)%
EPB general and administrative expense(d)	21	28	(7)	(25)%
Consolidated general and administrative expense	$158	$186	$(28)	(15)%

KMI interest expense, net of unallocable interest income(e)	$125	$261	$(136)	(52)%
KMP interest expense, net of unallocable interest income(f)	220	199	21	11%
EPB interest expense, net of unallocable interest income	75	73	2	3%
Unallocable interest expense net of interest income and other, net	$420	$533	$(113)	(21)%

KMR noncontrolling interests	$41	$(2)	$43	2,150%
KMP noncontrolling interests	169	(13)	182	1,400%
EPB noncontrolling interests	55	70	(15)	(21)%
Net income attributable to noncontrolling interests	$265	$55	$210	382%

	Nine Months Ended September 30,
	2013	2012	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(15)	$326	$(341)	(105)%
KMP general and administrative expense(c)	433	424	9	2%
EPB general and administrative expense(d)	63	66	(3)	(5)%
Consolidated general and administrative expense	$481	$816	$(335)	(41)%

KMI interest expense, net of unallocable interest income(e)	$394	$411	$(17)	(4)%
KMP interest expense, net of unallocable interest income(f)	637	498	139	28%
EPB interest expense, net of unallocable interest income	226	104	122	117%
Unallocable interest expense net of interest income and other, net	$1,257	$1,013	$244	24%

KMR noncontrolling interests	$168	$(54)	$222	411%
KMP noncontrolling interests	778	(197)	975	495%
EPB noncontrolling interests	187	95	92	97%
Net income (loss) attributable to noncontrolling interests	$1,133	$(156)	$1,289	826%
_______

(a)
Three and nine month 2013 amounts include decreases in expense of (i) $15 million and $44 million, respectively, related to EP post-merger pension credits; (ii) $9 million and $24 million, respectively, elimination of intercompany rent expense included in KMP and EPB general and administrative expenses; (iii) $5 million for nine month 2013 for an overaccrual related to The Oil Insurance Limited exit premium; and (iv) $3 million for nine month 2013 related to grantor trust credit; partially offset by increases in expense of (i) $2 million and $6 million, respectively, related to the EP acquisition; and (ii) $10 million and $14 million, respectively, related to rent expense and lease exit cost on unoccupied space. Three and nine month 2012 amounts include $5 million net pre-tax benefit and $285 million pre-tax expense, respectively, associated with EP acquisition and EP Energy sale. Three month 2012 amount primarily consists of (i) $17 million benefit associated with pension income; (ii) $3 million in employee severance, retention and bonus costs; and (iii) $6 million of legal fees and litigation reserves. Nine month 2012 amount primarily consists of (i) $58 million in employee severance, retention and bonus costs; (ii) $87 million of accelerated EP stock based compensation allocated to the post-combination period under

Table of Contents	Kinder Morgan, Inc. Form 10-Q

applicable GAAP rules; (iii) $37 million in advisory fees; (iv) $96 million for legal fees and litigation reserves; and (v) $17 million benefit associated with pension income.

(b)
The NGPL Holdco LLC fixed fee revenues of $9 million and $8 million, respectively, for the three months ended September 30, 2013 and 2012, and of $27 million and $26 million for the nine months ended September 30, 2013 and 2012, have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(c)
Three and nine month 2013 amounts include (i) increases in severance expense of $2 million and $7 million, respectively, associated with the asset drop-down groups and allocated to KMP from us (however, KMP does not have any obligation, nor did it pay any amounts related to this expense); and (ii) increases in expense of $1 million and $33 million, respectively, associated with unallocated legal expenses and certain asset and business acquisition costs. Nine month 2013 amount also includes a $9 million increase in expense attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. Three and nine month 2012 amounts include (i) increases in expense of $28 million and $101 million (including $67 million of EP acquisition expenses for employee severance, retention and bonus costs), respectively, attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates; (ii) a $3 million increase in severance expense associated with the asset drop-down groups and allocated to KMP from us (however, KMP does not have any obligation, nor did it pay any amounts related to this expense); and (iii) a $2 million increase in expense associated with certain asset and business acquisition costs. Nine month 2012 amount also includes a $1 million increase in unallocated severance expense associated with certain Terminal operations.

(d)
Three and nine month 2013 amounts includes expenses and transactions for the periods after the May 25, 2012 EP acquisition date. Nine month 2013 and, three and nine month 2012 amounts include $1 million, $3 million and $32 million, respectively, in severance allocated to EPB from us; however, EPB does not have any obligation, nor did it pay any amounts related to this expense.

(e)
Three and nine month 2013 amounts include (i) $2 and $20 million, respectively, of amortization of capitalized financing fees which are associated with KMI’s remaining debt issued to finance the cash portion of the EP acquisition purchase price; and (ii) $3 million and $10 million, respectively, of interest on margin for marketing contracts. Three and nine month 2012 amounts include $95 million and $104 million, respectively, of capitalized financing fees, almost all of which was associated with the EP acquisition financing, that was written-off (primarily due to debt repayment) or amortized.

(f)
Three and nine month 2013 amounts include decreases in interest expense of $1 million and $3 million, respectively, associated with debt fair value adjustments recorded in purchase accounting for KMP’s Copano acquisition. Nine month 2013 amount and three and nine month 2012 amounts include increases in interest expense of $15 million, $26 million, and $45 million, respectively, all attributable to KMP’s drop-down asset groups for periods prior to the acquisition dates. Three and nine month 2012 amounts also include a $1 million increase in expense attributable to incremental fees related to KMP’s prior short-term bridge loan credit facility.

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

Combined, the certain items described in footnotes (a) and (b) to the table above decreased KMI’s general and administrative expenses by $6 million and $340 million, respectively, in the third quarter and first nine months of 2013, when compared with the same prior year periods. Excluding the certain items discussed above, KMI’s general and administrative expenses for both the third quarter and first nine months of 2013 when compared to the same prior year periods was essentially flat.

For the three and nine months ended September 30, 2013, the certain items described in footnote (c) to the table above accounted for decreases of $30 million and $58 million, respectively, in KMP’s general and administrative expenses, when compared to the same two periods a year ago. The remaining $20 million (18%) and $67 million (21%), respectively, period-to-period increases in expense were driven by KMP’s acquisition of additional businesses, primarily associated with acquisition of both the drop down asset groups from us, effective August 1, 2012 and March 1, 2013, and its acquisition of Copano, effective May 1, 2013.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount.  Combined, the certain items described in footnote (e) to the table above decreased KMI’s interest expense by $90 million and $74 million, respectively, in the third quarter and first nine months of 2013, when compared with the same prior year periods. Our remaining interest expense, net of interest income, decreased by $46 million (28%) in the third quarter of 2013 and increased by $57 million (19%) in the first nine months of 2013 when compared with the same prior year periods. The decrease in KMI’s interest expense in the third quarter of 2013, when compared to the respective 2012 period, resulted primarily from payments made in 2013 which reduced

Table of Contents	Kinder Morgan, Inc. Form 10-Q

the remaining outstanding balance of the EP acquisition debt. The increase in KMI’s interest expense during the first nine months of 2013, when compared to the same 2012 period was primarily due to interest expense incurred in 2013 from (i) KMI’s remaining debt issued to finance the cash portion of the May 2012 EP acquisition purchase price; and (ii) debt assumed in the EP acquisition, see Notes 2 and 3 “Acquisitions” and “Debt” respectively, to our consolidated financial statements included elsewhere in this report.

After taking into effect the certain item described in footnote (f) to the table above, KMP’s net interest expense increased $49 million (28%) and $173 million (38%), respectively, in the third quarter and first nine months of 2013, when compared to the same year-earlier periods. The increases were primarily due to higher average debt levels and partly due to higher effective interest rates.

For the three and nine months ended September 30, 2013, KMP’s average debt balance increased by 10% and 15%, respectively, when compared to the same periods a year ago. The increases were largely due to the capital expenditures, business acquisitions (including debt assumed from the drop-down transactions), and joint venture contributions KMP has made since the end of the third quarter of 2012. KMP also realized a 9% increase in the weighted average interest rate on all of its borrowings in both the third quarter and first nine months of 2013, when compared to the same 2012 periods (including both short-term and long-term borrowing amounts, KMP’s average interest rate increased from 4.28% for the third quarter of 2012 to 4.66% for the third quarter of 2013, and increased from 4.26% for the first nine months of 2012 to 4.63% for the first nine months of 2013). The increases in average interest rates were driven primarily by higher rates on the debt obligations KMP assumed as part of the drop-down transactions.

We, and our subsidiary KMP, swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2013, approximately 41% of KMI’s and 27% of KMP’s debt balances (excluding the debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements included elsewhere in this report.

EPB’s 2012 interest expense represents amounts incurred from the May 25, 2012 EP acquisition date through September 30, 2012.

Net income (loss) attributable to noncontrolling interests, which represents the allocation of our consolidated net income (or loss) attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, increased $210 million (382%) and $1,289 million (826%), respectively, for the third quarter and first nine months of 2013 as compared with the same prior year periods.  The increase was primarily due to our noncontrolling interest’s portion of (i) KMP’s $558 million gain from the remeasurement of its previously held 50% equity interest in Eagle Ford to fair value; (ii) KMP’s $140 million after-tax gain on the sale of its investments in the Express pipeline system; (iii) the additional income from EP assets acquired by KMP from us; and (iv) the third quarter and first nine months of 2012 included $179 million and $934 million, respectively, net of tax loss from both costs to sell and the remeasurement of KMP’s FTC Natural Gas Pipeline disposal group net assets to fair value.

Income Taxes

Our tax expense from income from continuing operations for the three months ended September 30, 2013 is approximately $171 million as compared with tax expense of $60 million for the same period of 2012. The $111 million increase in tax expense is primarily due to (i) higher income in 2013 attributable to KMI as a result of our investments in KMP and EPB and expenses incurred by us in 2012 in connection with the EP acquisition; (ii) an adjustment in 2012 to non-tax deductible costs incurred to facilitate the EP acquisitions; and (iii) adjustments to our income tax reserve for uncertain tax positions. These increases are partially offset by the tax impact of our 2013 sale of our investment in a Pakistan power plant.

Our tax expense from income from continuing operations for the nine months ended September 30, 2013 and 2012 is $675 million and $165 million, respectively. The $510 million increase in tax expense was primarily due to (i) higher 2013 income attributable to KMI primarily as a result of our investments in KMP and EPB; (ii) tax expense as a result of KMP’s 2013 sale of its one-third interest in the Express-Platte pipeline; and (iii) a decrease in our share of non-tax deductible goodwill associated with our investment in KMP primarily due to KMP’s acquisition of Copano. These increases are partially offset by (i) the impact of non tax-deductible costs incurred to facilitate the 2012 EP acquisition and (ii) the tax benefit in 2013 of a decrease in the deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets and KMP’s Copano acquisition.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Financial Condition

General

As of September 30, 2013, we had a combined $816 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), an increase of $102 million (14%) from December 31, 2012.  As of September 30, 2013, KMI had approximately $156 million of borrowing capacity available under its $1.75 billion senior secured revolving credit facility. KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales. As of September 30, 2013, KMP had approximately $2.3 billion of borrowing capacity available under its $2.7 billion senior unsecured revolving credit facility and EPB (through its wholly-owned subsidiary, EPPOC) had approximately $1.0 billion of borrowing capacity available under its $1.0 billion senior unsecured revolving credit facility.  We believe our cash position, KMP and EPB’s remaining borrowing capacity and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations (see “—Short-term Liquidity” below).

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

Credit Ratings and Capital Market Liquidity

Our and our subsidiaries’ credit ratings affect our ability to access the public and private debt markets (including the commercial paper market by KMP), as well as the terms and pricing of our debt. Based on our and our subsidiaries’ credit ratings as discussed below, we and our subsidiaries expect that our respective short-term liquidity needs will be met primarily through short-term borrowings. Nevertheless, our and our subsidiaries’ ability to satisfy financing requirements or fund planned capital expenditures (including planned expenditures of our joint ventures) will depend upon future operating performance, which will be affected by prevailing economic conditions in the energy pipeline and terminals industries and other financial and business factors, some of which are beyond our control.

On February 27, 2013, Moody’s Investor Services (Moody’s) modified its rating on KMI’s senior secured debt ratings from a negative to a stable outlook. On March 31, 2013, S&P updated its rating on KMI’s senior secured debt rating from a stable to a positive outlook.

Currently, KMP’s long-term corporate debt credit rating is BBB (stable), Baa2 (stable) and BBB (stable), at Standard and Poor’s Rating Services (S&P), Moody’s and Fitch Ratings (Fitch), respectively. KMP’s short-term corporate debt credit rating is A-2 (susceptible to adverse economic conditions, however, capacity to meet financial commitments is satisfactory), Prime-2 (strong ability to repay short-term debt obligations) and F2 (good quality grade with satisfactory capacity to meet financial commitments), at S&P, Moody’s and Fitch, respectively. Currently, EPB’s long-term corporate debt rating is BBB- (positive), Ba1 (positive), and BBB- (stable), at S&P, Moody’s and Fitch, respectively.

Short-term Liquidity

As of September 30, 2013, our principal sources of short-term liquidity were (i) KMP’s $2.7 billion senior unsecured revolving credit facility with a diverse syndicate of banks that matures May 1, 2018; (ii) KMP’s $2.7 billion short-term commercial paper program (which is supported by its credit facility, with the amount available for borrowing under its credit facility being reduced by its outstanding commercial paper borrowings and letters of credit); (iii) EPB’s $1.0 billion senior unsecured revolving credit facility that matures May 27, 2016; (iv) KMI’s $1.75 billion senior secured credit facility that matures December 31, 2014; and (v) cash from operations.  KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from

Table of Contents	Kinder Morgan, Inc. Form 10-Q

asset sales. The loan commitments under the facilities can be used to fund borrowings for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program.  In addition, EPB’s credit facility is expandable to $1.5 billion for certain expansion projects and acquisitions.  We provide for additional liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities (discussed following).  Additionally, we have consistently generated strong cash flow from operations, providing a source of funds of $2,777 million and $1,927 million in the first nine months of 2013 and 2012, respectively (the period-to-period increase is discussed below in “—Operating Activities”).

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

	September 30, 2013
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due December 2014	$1,514	$156
KMP
$2.7 billion, five-year unsecured revolver, due May 2018	$174	$2,322
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$1,000

Our combined balance of short-term debt as of September 30, 2013 was $2,973 million, primarily consisting of (i) $1,688 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.7 billion commercial paper program; (ii) $500 million in principal amount of KMP’s 5.00% senior notes that mature December 15, 2013; (iii) a combined $293 million of borrowings outstanding under EP credit facilities; and (iv) $207 million in principal amount of EP’s 6.875% senior notes that mature on June 15, 2014. KMP intends to refinance its current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings or credit facility borrowings to replace maturing commercial paper and current maturities.  KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales. Our combined balance of short-term debt as of December 31, 2012 was $2,401 million.

We had working capital deficits of $2,824 million and $1,554 million as of September 30, 2013 and December 31, 2012, respectively.  The overall $1,270 million (82)% unfavorable change from year-end 2012 was primarily due to (i) a net increase in KMI’s credit facility borrowings; (ii) an increase in “Accrued other current liabilities,” due largely to certain transportation rate case liabilities being reclassified from long-term liabilities to short-term liabilities; (iii) a net increase in KMI and its subsidiaries (excluding KMP and EPB and its subsidiaries) current maturities; and (iv) the sale of the Express System and BBPP Holdings Ltda which were included at December 31, 2012 within “Assets held for sale” in our consolidated balance sheet included elsewhere in this report. The overall increase in our working capital deficit was partially offset by a net decrease in KMP’s commercial paper borrowings. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our combined cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances (discussed below in “—Long-term Financing”).

Long-term Financing

As of September 30, 2013 and December 31, 2012, the balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $32,199 million and $30,154 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Proceeds from the March 2013 drop-down transaction were used to pay down $947 million of the EP acquisition debt in the first quarter of 2013 and $239 million in the second quarter of 2013 using proceeds from the sale of the remainder of the EPC building note to third parties. We anticipate that we will continue to reduce our debt balance with proceeds from future drop-down transactions.

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

KMI and some of its direct and indirect subsidiaries (referred to as the Combined Other Guarantor Subsidiaries), guarantee the payment of certain of El Paso LLC’s (formerly known as El Paso Corporation) outstanding debt. As of the successor date of August 13, 2012, each series of El Paso LLC outstanding notes in aggregate principal amount became guaranteed on a senior unsecured basis by KMI and the Combined Other Guarantor Subsidiaries. As of both September 30, 2013 and December 31, 2012, approximately $3.9 billion in aggregate principal amount of these series of El Paso LLC senior notes is outstanding. See Note 15 “Guarantee of Securities of Subsidiaries” to our consolidated financial statements included elsewhere in this report.

For additional information about our debt-related transactions in the first nine months of 2013, see Note 3 “Debt” to our consolidated financial statements included elsewhere in this report.  For additional information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2012 Form 10-K.

Capital Expenditures

We define sustaining capital expenditures as capital expenditures which do not increase the capacity of an asset, and generally, we and our subsidiaries (including KMP and EPB) fund our sustaining capital expenditures with existing cash or from cash flows from operations. In addition to utilizing cash generated from their own operations, certain of our subsidiaries can each fund their own cash requirements for expansion capital expenditures with proceeds from issuing their own long-term notes or with proceeds from contributions received from us or their other member owners.

All of our and our subsidiaries’ capital expenditures, with the exception of sustaining capital expenditures, are classified as discretionary. Generally, KMP and EPB’s discretionary capital expenditures are initially funded through borrowings under the respective revolving credit facilities of KMP and EPB, or for KMP its commercial paper program, until the amount borrowed is of a sufficient size to cost effectively offer either debt, or equity, or both. For the year 2013, we expect to invest over $4 billion for our capital expansion program, which includes small acquisitions and contributions to joint ventures, but excludes KMP’s acquisition of Copano.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Our capital expenditures for the nine months ended September 30, 2013, and the amount we expect to spend for the remainder of 2013 to grow and sustain our businesses are as follows:

	Nine Months Ended September 30, 2013	Remaining 2013	Total
Sustaining capital expenditures (a)
KMP	$210	$133	$343
EPB	24	15	39
KMI	23	15	38
Total sustaining capital expenditures	$257	$163	$420
Discretionary capital expenditures (b)	$2,664	$1,258	$3,922
 _______

(a)
Nine month 2013 amount, 2013 remaining amount, and Total 2013 amount include $23 million, $15 million, and $38 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Nine month 2013 amount (i) includes discretionary capital expenditures of unconsolidated joint ventures and acquisitions, which amounted to $493 million; (ii) includes $239 million of a net increase in accrued capital expenditures; and (iii) excludes $104 million primarily related to contributions from KMP’s non-controlling interests to fund a portion of certain capital projects. Amounts include capital expenditures of Copano, its subsidiaries and unconsolidated joint ventures, after KMP’s May 1, 2013 acquisition date, but exclude the Copano acquisition.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Nine Months Ended September 30,
	2013	2012	increase/(decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$2,777	$1,927	$850
Investing activities	(2,038)	(6,365)	4,327
Financing activities	(625)	4,789	(5,414)

Effect of exchange rate changes on cash	(12)	13	(25)

Net increase in cash and cash equivalents	$102	$364	$(262)

Operating Activities

The net increase of $850 million (44%) in cash provided by operating activities in the nine months ended September 30, 2013 compared to the respective 2012 period was primarily attributable to:

▪
a $1 billion increase in cash from overall higher net income after adjusting our period-to-period $2 billion increase in net income for non-cash items primarily consisting of higher net gains from both the sale and the remeasurement of net assets to fair value; the first nine months 2013 gain on the sale of KMP’s investments in the Express Pipeline System; deferred income taxes; depreciation, depletion and amortization; and an increase in expenses associated with adjustments to transportation rate case liabilities and legal liabilities; and

▪
a $205 million decrease associated with net changes in working capital items and non-current assets and liabilities, primarily driven by a decrease in cash due to unfavorable changes in accounts payables and current liabilities, including, among many other things, lower short-term net dock premiums and toll collections received from KMP’s Trans Mountain pipeline system customers, and lower collections on natural gas transportation and exchange imbalance payable. These decreases were partially offset by an increase in cash due to changes in the collection and payment of trade and related party receivables and rate case payments.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Investing Activities

The $4,327 million net increase in cash provided by investing activities in the nine months ended September 30, 2013 compared to the respective 2012 period was primarily attributable to:

▪	a $4,750 million increase from the acquisitions of assets and investments from unrelated parties primarily driven by the $4,970 million net outlay of cash in 2012 for the EP acquisition;

▪
a combined $490 million increase from the proceeds received in the first nine months of 2013 from both KMP’s sale of the investments in the Express pipeline system (as discussed in Note 2 “Acquisitions and Divestiture—Express Pipeline System” to our consolidated financial statements included elsewhere in this report) and our sale of BBPP Holdings Ltda; and

▪	an $871 million decrease in cash due to higher capital expenditures, as described above in “—Capital Expenditures.”

Financing Activities

The net decrease of $5,414 million in cash provided by financing activities in the nine months ended September 30, 2013 compared to the respective 2012 period was primarily attributable to:

▪
a $4,369 million net decrease in cash from overall debt financing activities primarily due to (i) $5,288 billion decrease due to the EP acquisition debt issued in the second quarter of 2012; (ii) a $1,475 million increase resulting from the $1,186 million of repayments made on the acquisition debt in 2013 primarily funded by the cash portion of the drop-down transactions, compared to $2,661 million of repayments made on the EP acquisition debt in 2012. Further information regarding the acquisition debt and EPNG and Midstream drop-down transaction is discussed in Note 2 “Acquisitions and Divestiture—Drop-Down of EP Assets to KMP” and Note 3 “Debt,” respectively, to our consolidated financial statements included elsewhere in this report; and (iii) a $550 million net decrease in cash from our and our subsidiaries other debt repayments and debt issuances, as summarized below.

	KMI	KMP	EPB	Total
Increase/(decrease) in cash from other debt financing activities	(in millions)
Debt issuances	$(277)	$(463)	$(105)	$(845)
Debt repayments	1,399	(1,495)	391	295
Net increase (decrease) in cash from other debt financing activities	$1,122	$(1,958)	$286	$(550)
Additional information regarding our and our subsidiaries debt activities is discussed in Note 3 “Debt;”

▪	a $386 million decrease in cash due to higher dividend payments;

▪
a $367 million decrease in cash associated with distributions to non-controlling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB. Further information regarding KMP and EPB’s distributions are included in Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions” in our consolidated financial statements included elsewhere in this report; and

▪	a $327 million decrease in cash due to higher repurchase of warrants.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended	Total quarterly dividend per share	Date of declaration	Date of record	Date of dividend
December 31, 2012	$0.37	January 16, 2013	January 31, 2013	February 15, 2013
March 31, 2013	$0.38	April 17, 2013	April 29, 2013	May 16, 2013
June 30, 2013	$0.40	July 17, 2013	July 31, 2013	August 15, 2013
September 30, 2013	$0.41	October 16, 2013	October 31, 2013	November 15, 2013

We expect to declare dividends of $1.60 per share for 2013 which exceeds our original 2013 budget guidance of $1.57 per share and is a 14% increase over our 2012 declared dividends. Growth in 2013 is being driven by continued strong performance at KMP, including contributions from KMP’s acquisition of Copano on May 1, 2013, along with contributions from EPB and the natural gas assets that KMI acquired in the May 2012 EP transaction. Please read “Information Regarding Forward Looking Statements” below.

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

KMP

At September 30, 2013, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 43 million limited partner units of KMP. These units, which consist of 22 million common units, 5 million Class B units and 16 million i-units, represent approximately 10.0% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at September 30, 2013, our limited partner and general partner interests represented approximately 11.7% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by KMGP, the general partner of KMP.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

For further information about the partnership distributions KMP paid in the third quarters of 2013 and 2012 (for the second quarterly periods of 2013 and 2012, respectively), see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions” to our consolidated financial statements included elsewhere in this report.

On October 16, 2013, KMP declared a cash distribution of $1.35 per unit for the third quarter of 2013 (an annualized rate of $5.40 per unit). This distribution is 7% higher than the $1.26 per unit distribution KMP made for the third quarter of 2012.

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

As a result of KMP’s Copano acquisition, KMGP, as general partner of KMP, has agreed to forego $75 million of its incremental incentive distributions in 2013 (foregoing equal amounts of $25 million from each of its second, third and fourth quarter incentive distribution amounts), and intends to forgo incentive distribution amounts of $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and NGLs, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are NGLs volumes. KMP’s 2013 budget assumes an average WTI crude oil price of approximately $91.68 per barrel (with some minor adjustments for timing, quality and location differences) in 2013, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2013 budget), KMP currently expects the average price of WTI crude oil will be approximately $99.14 per barrel in 2013. For 2013, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $6 million on a full year basis (or approximately 0.1% of KMP’s combined business segments’ anticipated EBDA). This sensitivity to the average WTI price is very similar to what KMP experienced in 2012.

EPB

As of September 30, 2013, we owned approximately 90 million limited partner units of EPB, representing approximately 41% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.

EPB’s partnership agreement requires that it distribute 100% of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2012 Form 10-K contains additional information concerning EPB’s partnership distribution.

On October 16, 2013, EPB declared a cash distribution of $0.65 per unit for the third quarter of 2013 (an annualized rate of $2.60 per unit). EPB expects to declare cash distributions of $2.55 per unit for 2013.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2012 in our 2012 Form 10-K.

Contractual Obligations and Commercial Commitments

Except as set forth below, there have been no material changes in our contractual obligations and commercial commitments that would affect the disclosures presented as of December 31, 2012 in our 2012 Form 10-K.

As described in Note 3 “Debt” of our consolidated financial statements included elsewhere in this report, our consolidated debt balance increased 7% during the nine months ended September 30, 2013. Including both short-term and long-term borrowing amounts and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments, our total debt balance increased from $31.8 billion as of December 31, 2012 to $33.9 billion as of September 30, 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Our commitments for the purchase of property, plant and equipment increased 52% during the nine months ended September 30, 2013 (open purchase orders for the purchase of property, plant and equipment increased from $670 million as of December 31, 2012 to $1,009 million as of September 30, 2013). We expect to pay our open purchase order commitments within one year of the respective balance sheet date.

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

See Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Information Regarding Forward-Looking Statements” in our 2012 Form 10-K for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2012 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

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

Item 4.  Controls and Procedures.

As of September 30, 2013, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 11 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2012 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Warrants

Period	Total number of warrants repurchased	Average price of warrants repurchased	Total number of warrants purchased as part of publicly announced plans (a)	Maximum number (or approximate dollar value) of warrants that may yet be purchased under the plans for programs (a)
July 1 to July 31, 2013	6,218,916	$5.36	6,218,916	$316,543,830
August 1 to August 31, 2013	4,683,628	$5.60	4,683,628	$290,249,048
September 1 to September 30, 2013	54,776,812	$4.95	54,776,812	$18,756,273
Total	65,679,356	$5.03	65,679,356	$18,756,273
_______

(a)
On October 16, 2013, we announced that our board of directors had approved a separate share and warrant repurchase program authorizing us to repurchase in the aggregate up to $250 million of additional shares or warrants. This $250 million program is in addition to the previously announced repurchase programs, including our board authorized $350 million share and warrant repurchase program that was announced on July 17, 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Item 6.  Exhibits.

4.1 *	—
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

12.1	—	Statement re: computation of ratio of earnings to fixed charges.
31.1	—	Certification by CEO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification by CFO pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	—	Mine Safety Disclosures.
101	—
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; (v) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2013 and 2012; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 30, 2013	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)