Form 10-Q
period 2014-03-31
KINDER MORGAN, INC.
filed 2014-05-01
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of April 28, 2014, the registrant had 1,027,906,018 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMEP	=	Kinder Morgan Energy Partners, L.P.
Calnev	=	Calnev Pipe Line LLC	KMGP	=	Kinder Morgan G.P., Inc.
Copano	=	Copano Energy, L.L.C.	KMI	=	Kinder Morgan Inc. and its majority-owned and/or controlled subsidiaries, excluding KMP and EPB
Eagle Ford	=	Eagle Ford Gathering LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
El Paso	=	El Paso Holdco LLC	KMR	=	Kinder Morgan Management, LLC
EP	=	El Paso Corporation and its its majority-owned and controlled subsidiaries	NGPL	=	Natural Gas Pipeline Company of America LLC
EPB	=	El Paso Pipeline Partners, L.P. and its majority-owned and controlled subsidiaries	SFPP	=	SFPP, L.P.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” or “our,” are intended to mean Kinder Morgan, Inc. and/or its majority-owned and controlled subsidiaries.

Common Industry and Other Terms
BBtu/d	=	billion British Thermal Units per day	FTC	=	Federal Trade Commission
Bcf/d	=	billion cubic feet per day	GAAP	=	United States Generally Accepted Accounting Principles
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
CO2	=	carbon dioxide	LLC	=	limited liability company
CPUC	=	California Public Utilities Commission	MBbl/d	=	thousands of barrels per day
DD&A	=	depreciation, depletion and amortization	MLP	=	master limited partnership
EBDA	=	earnings before depreciation, depletion and amortization expenses	NGL	=	natural gas liquids
EPA	=	United States Environmental Protection Agency	NYSE	=	New York Stock Exchange
FASB	=	Financial Accounting Standards Board	OTC	=	over-the-counter
FERC	=	Federal Energy Regulatory Commission	WTI	=	West Texas Intermediate

When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “position,” “continue,” “estimate,” “expect,” “may,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow or to pay dividends are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict.

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Natural gas sales	$1,097	$737
Services	1,829	1,604
Product sales and other	1,121	719
Total Revenues	4,047	3,060

Operating Costs, Expenses and Other
Costs of sales	1,643	970
Operations and maintenance	483	419
Depreciation, depletion and amortization	496	415
General and administrative	172	140
Taxes, other than income taxes	110	98
Other (income) expense, net	(4)	1
Total Operating Costs, Expenses and Other	2,900	2,043

Operating Income	1,147	1,017

Other Income (Expense)
Earnings from equity investments	99	101
Amortization of excess cost of equity investments	(10)	(9)
Interest, net	(448)	(402)
Gain on sale of investments in Express pipeline system (Note 2)	—	225
Other, net	13	5
Total Other Income (Expense)	(346)	(80)

Income from Continuing Operations Before Income Taxes	801	937

Income Tax Expense	(200)	(279)

Income from Continuing Operations	601	658

Loss from Discontinued Operations, Net of Tax (Note 2)	—	(2)

Net Income	601	656

Net Income Attributable to Noncontrolling Interests	(314)	(364)

Net Income Attributable to Kinder Morgan, Inc.	$287	$292

Basic and Diluted Earning Per Common Share
From Continuing Operations	$0.28	$0.28
From Discontinued Operations	—	—
Total Basic and Diluted Earnings Per Common Share	$0.28	$0.28

Basic Weighted-Average Number of Shares Outstanding	1,029	1,036
Diluted Weighted-Average Number of Shares Outstanding	1,029	1,038

Dividends Per Common Share Declared for the Period	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Kinder Morgan, Inc.
Net income	$287	$292
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $11 and $6, respectively)	(19)	(16)
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(3) and $1, respectively)	6	(4)
Foreign currency translation adjustments (net of tax benefit of $14 and $7, respectively)	(25)	(17)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	—	(1)
Total other comprehensive loss	(38)	(38)
Total comprehensive income	249	254

Noncontrolling Interests
Net income	314	364
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $3 and $3, respectively)	(26)	(15)
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(1) and $-, respectively)	8	(2)
Foreign currency translation adjustments (net of tax benefit of $4 and $2, respectively)	(37)	(16)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	(1)	—
Total other comprehensive loss	(56)	(33)
Total comprehensive income	258	331

Total
Net income	601	656
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $14 and $9, respectively)	(45)	(31)
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(4) and $1, respectively)	14	(6)
Foreign currency translation adjustments (net of tax benefit of $18 and $9, respectively)	(62)	(33)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $- and $-, respectively)	(1)	(1)
	(94)	(71)
Total comprehensive income	$507	$585

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents – KMI (Note 12)	$85	$116
Cash and cash equivalents – KMP and EPB (Note 12)	428	482
Accounts receivable, net	1,645	1,721
Inventories	417	430
Natural gas imbalance receivables	193	83
Deferred income taxes	448	567
Other current assets	446	469
Total current assets	3,662	3,868

Property, plant and equipment, net (Note 12)	36,952	35,847
Investments	5,962	5,951
Goodwill (Note 12)	24,563	24,504
Other intangibles, net	2,403	2,438
Deferred charges and other assets	2,512	2,577
Total Assets	$76,054	$75,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt – KMI (Note 12)	$1,128	$725
Current portion of debt – KMP and EPB (Note 12)	1,284	1,581
Accounts payable	1,575	1,676
Accrued interest	411	565
Accrued contingencies	633	584
Other current liabilities	1,037	944
Total current liabilities	6,068	6,075

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 12)	8,968	9,221
Outstanding – KMP and EPB (Note 12)	23,762	22,589
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,969	1,977
Total long-term debt	34,799	33,887
Deferred income taxes	4,599	4,651
Other long-term liabilities and deferred credits	2,154	2,287
Total long-term liabilities and deferred credits	41,552	40,825
Total Liabilities	$47,620	$46,900

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (continued) (In Millions, Except Share and Per Share Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,027,904,172 and 1,030,677,076 shares, respectively, issued and outstanding	$10	$10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,362	14,479
Retained deficit	(1,510)	(1,372)
Accumulated other comprehensive loss	(62)	(24)
Total Kinder Morgan, Inc.’s stockholders’ equity	12,800	13,093
Noncontrolling interests	15,634	15,192
Total Stockholders’ Equity	28,434	28,285
Total Liabilities and Stockholders’ Equity	$76,054	$75,185

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$601	$656
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	496	415
Deferred income taxes	111	172
Amortization of excess cost of equity investments	10	9
Gain on sale of investments in Express pipeline system (Note 2)	—	(225)
Earnings from equity investments	(99)	(101)
Distributions from equity investment earnings	77	101
Pension contributions in excess of expense	(50)	(59)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	178	7
Inventories	10	(13)
Other current assets	19	33
Accounts payable	(140)	(152)
Accrued interest	(154)	(136)
Accrued contingencies and other current liabilities	95	192
Other, net	(36)	(132)
Net Cash Provided by Operating Activities	1,118	767

Cash Flows From Investing Activities
Business acquisitions (Note 2)	(960)	—
Acquisitions of other assets and investments	(30)	(4)
Capital expenditures	(845)	(598)
Proceeds from sales of investments	—	491
(Loans to) repayments from related party	(17)	10
Contributions to investments	(36)	(40)
Distributions from equity investments in excess of cumulative earnings	38	37
Natural gas storage and natural gas and liquids line-fill	21	10
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	19	(3)
Other, net	(9)	(19)
Net Cash Used in Investing Activities	(1,819)	(116)

Cash Flows From Financing Activities
Issuance of debt – KMI	643	520
Payment of debt – KMI	(493)	(1,281)
Issuance of debt – KMP and EPB	4,548	2,699
Payment of debt – KMP and EPB	(3,691)	(1,810)
Debt issue costs	(12)	(7)
Cash dividends	(425)	(384)
Repurchases of shares and warrants	(149)	(80)
Contributions from noncontrolling interests	684	465
Distributions to noncontrolling interests	(479)	(375)
Net Cash Provided by (Used in) Financing Activities	626	(253)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10)	(6)

Net (decrease) increase in Cash and Cash Equivalents	(85)	392
Cash and Cash Equivalents, beginning of period	598	714
Cash and Cash Equivalents, end of period	$513	$1,106

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$566	$513
Cash refund during the period for income taxes, net	$(2)	$(7)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Three Months Ended March 31, 2014
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased		(94)			(94)		(94)
Warrants repurchased		(55)			(55)		(55)
Amortization of restricted shares		14			14		14
Impact from equity transactions of KMP, EPB and KMR		13			13	(21)	(8)
Windfall tax profit		5			5		5
Net income			287		287	314	601
Distributions					—	(479)	(479)
Contributions					—	684	684
Cash dividends			(425)		(425)		(425)
Other comprehensive loss				(38)	(38)	(56)	(94)
Ending Balance at March 31, 2014	$10	$14,362	$(1,510)	$(62)	$12,800	$15,634	$28,434

	Three Months Ended March 31, 2013
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(118)	$13,866	$10,234	$24,100
Warrants repurchased		(80)			(80)		(80)
EP Trust I Preferred security conversions		1			1		1
Amortization of restricted shares		5			5		5
Impact from equity transactions of KMP and EPB		14			14	(22)	(8)
Net income			292		292	364	656
Distributions					—	(375)	(375)
Contributions					—	465	465
Cash dividends			(384)		(384)		(384)
Other comprehensive loss				(38)	(38)	(33)	(71)
Ending Balance at March 31, 2013	$10	$14,857	$(1,035)	$(156)	$13,676	$10,633	$24,309

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the fourth largest energy company in North America with a combined enterprise value of approximately $105 billion. We own an interest in or operate approximately 80,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, gasoline, crude oil, CO2 and other products, and our terminals store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel.

We own an approximate 10% limited partner interest and the 2% general partner interest in KMP, a leading pipeline transportation and energy storage company and one of the largest publicly-traded pipeline limited partnerships in America. KMP’s limited partner units are traded on the NYSE under the ticker symbol “KMP.”

We also own an approximate 40% limited partner interest and the 2% general partner interest in EPB, as well as certain natural gas pipeline assets. EPB’s limited partner units are traded on the NYSE under the ticker symbol “EPB.”

Our common stock trades on the NYSE under the symbol “KMI.”

KMR is a publicly traded Delaware LLC.  KMGP, the general partner of KMP and a wholly-owned subsidiary of ours, owns all of KMR’s voting shares.  KMR, pursuant to a delegation of control agreement, has been delegated, to the fullest extent permitted under Delaware law, all of KMGP’s power and authority to manage and control the business and affairs of KMP, subject to KMGP’s right to approve certain transactions.

Basis of Presentation

General

Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars, except where stated otherwise. Canadian dollars are designated as C$.

Our accompanying unaudited consolidated financial statements have been prepared under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification, the single source of GAAP. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

Our accompanying unaudited consolidated financial statements reflect normal adjustments, and also recurring adjustments that are, in the opinion of our management, necessary for a fair statement of our financial results for the interim periods. In addition, certain amounts from prior periods have been reclassified to conform to the current presentation (including reclassifications between “Services” and “Product sales and other” within the “Revenues” section of our accompanying consolidated statements of income). Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2013 Form 10-K.

Our consolidated financial statements include our accounts and those of our majority-owned and controlled subsidiaries including the accounts of KMP, EPB and KMR.  Investments in jointly-owned operations in which we hold a 50% or less interest (other than KMP, EPB and KMR, because we have the ability to exercise significant control over their operating and financial policies) are accounted for under the equity method.

Notwithstanding the consolidation of KMP and EPB, and their respective subsidiaries, into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and EPB, and/or their respective subsidiaries, and vice versa, except as discussed in Note 10, “Litigation, Environmental and Other Contingencies — Other Contingencies.”  Responsibility for payments of obligations reflected in our, KMP or EPB’s financial statements is a legal determination based on the entity that incurs the liability.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

 Goodwill

We evaluate goodwill for impairment on May 31 of each year. There were no impairment charges resulting from our May 31, 2013 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P shares of common stock and to participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards do not participate in excess distributions over earnings. For the three months ended March 31, 2014 and 2013, the following potential weighted-average Class P common shares are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share; (i) 7 million and 2 million, respectively, related to unvested restricted stock awards; (ii) 341 million and 439 million, respectively, related to outstanding warrants to purchase our Class P shares; and (iii) 10 million for each period, related to convertible trust preferred securities.

The following table sets forth the allocation of net income available to shareholders for Class P shares and for participating securities for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
	Net Income Available to Shareholders
Class P	$284	$291
Participating securities(a)	3	1
Net Income Attributable to Kinder Morgan, Inc.	$287	$292

_______

(a)	Participating securities are unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments.

2.  Acquisitions and Divestitures

Acquisitions

American Petroleum Tankers and State Class Tankers

Effective January 17, 2014, KMP acquired American Petroleum Tankers (APT) and State Class Tankers (SCT) for aggregate consideration of $960 million in cash, subject to purchase price adjustments (the APT acquisition). KMGP, as KMP’s general partner, has agreed to waive incentive distribution amounts of $13 million for 2014, $19 million for 2015 and $6 million for 2016 to facilitate the transaction.

APT is engaged in the marine transportation of crude oil, condensate and refined products in the U.S. domestic trade, commonly referred to as the Jones Act trade. APT’s primary assets consist of a fleet of five medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity, and each operating pursuant to long-term time charters with high quality counterparties, including major integrated oil companies, major refiners and the U.S. Navy. The vessels’ time charters have an average remaining term of approximately four years, with renewal options to extend the initial terms by an average of two years. APT’s vessels are operated by Crowley Maritime Corporation.

SCT has commissioned the construction of four medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity. The SCT vessels are scheduled to be delivered in 2015 and 2016 and are being constructed by General Dynamics’ NASSCO shipyard. KMP expects to invest approximately $214 million to complete the construction of the vessels. Upon delivery, the SCT vessels will be operated pursuant to long-term time charters with a major integrated oil company. Each of the time charters has an initial term of five years, with renewal options to extend the initial term by up to three years. The APT acquisition complements and extends KMP’s existing crude oil and refined products transportation business, and all of the acquired assets are included in the Terminals—KMP business segment.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

As of March 31, 2014 , KMP’s preliminary purchase price allocation related to the APT acquisition, as adjusted to date, is as follows (in millions). The evaluation of the assigned fair values is ongoing and subject to adjustment.

Preliminary Purchase Price Allocation:
Current assets	$2
Property, plant and equipment	887
Goodwill	68
Other assets	3
Total assets acquired	960
Cash consideration	$960

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from KMP’s acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the primary items that generated the goodwill are the value of the synergies created by expanding KMP’s non-pipeline liquids handling operations, and we expect the entire amount to be deductible for tax purposes.

Other

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

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non-tax deductible goodwill. As a result of the goodwill recorded by KMP for its Copano acquisition, KMI’s deferred tax liability and goodwill were decreased by $260 million for the portion of its outside basis difference associated with KMP’s underlying goodwill.

Effective June 1, 2013, KMP acquired certain oil and gas properties, rights, and related assets located in the Goldsmith Landreth San Andres oil field unit in the Permian Basin of West Texas from Legado Resources LLC for an aggregate consideration of $298 million, consisting of $280 million in cash and assumed liabilities of $18 million (including $12 million of long-term asset retirement obligations).

For additional information about KMP’s Copano and Goldsmith Landreth acquisitions (including our preliminary purchase price allocations as of December 31, 2013), see Note 3 “Acquisitions and Divestitures—Business Combinations and Acquisitions of Investments” to our consolidated financial statements included in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the three months ended March 31, 2013, assumes that KMP’s acquisitions of (i) APT, (ii) Copano and (iii) the Goldsmith Landreth oil field unit had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if these acquisitions had been completed as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

Pro Forma
Three Months Ended March 31, 2013
(Unaudited)
Revenues	$3,610
Income from Continuing Operations	630
Loss from Discontinued Operations, Net of Tax	(2)
Net Income	628
Net Income Attributable to Noncontrolling Interests	(356)
Net Income Attributable to Kinder Morgan, Inc.	272

Diluted Earnings per Class P Share	$0.26

Divestitures

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. KMP received net cash proceeds of $402 million (after paying $1 million in the second quarter of 2013 for both a final working capital settlement and certain transaction related selling expenses), and we reported the $403 million in proceeds received in the first quarter of 2013 within “Proceeds from sales of investments” within the investing section of our accompanying consolidated statement of cash flows. Additionally, we recognized a combined $225 million pre-tax gain with respect to this sale in the first quarter of 2013, and we reported this gain amount separately as “Gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income. We also recorded an income tax expense of $84 million related to this gain on sale for the three month period, and we included this expense within “Income Tax Expense.” As of the date of sale, KMP’s equity investment in Express totaled $67 million and its note receivable due from Express totaled $110 million.

BBPP Holdings Ltda

On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million, which amount is included in “Proceeds from sale of investments” within the investing section of our accompanying consolidated statement of cash flows.

KMP’s FTC Natural Gas Pipelines Disposal Group – Discontinued Operations

As discussed in our 2013 Form 10-K, we sold KMP’s FTC Natural Gas Pipelines disposal group to Tallgrass Energy Partners, LP (now known as Tallgrass Development, LP) (Tallgrass) effective November 1, 2012. KMP and Tallgrass trued up the final consideration for the sale of KMP’s FTC Natural Gas Pipelines disposal group in the first quarter of 2013, and based on this true up, we recognized an additional $2 million loss.

Subsequent Event—Drop-down of Assets to EPB

On April 28, 2014, EPB announced that it will acquire from us our 50% interest in Ruby Pipeline, our 50% interest in Gulf LNG and our 47.5% interest in Young Gas Storage in May 2014. The terms of this drop-down transaction were approved on our behalf by the independent members of our board of directors and on EPB’s behalf by its general partner's board of directors following the receipt of separate fairness opinions from different investment banks.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income using the effective interest rate method. The following table provides detail on the principal amount of our outstanding debt balances as of March 31, 2014 and December 31, 2013. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	March 31, 2014	December 31, 2013
KMI
Senior term loan facility, variable rate, due May 24, 2015	$1,528	$1,528
Senior notes and debentures, 5.00% through 7.45%, due 2015 through 2098	1,815	1,815
Credit facility due December 31, 2014(a)	410	175
Subsidiary borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
El Paso, senior notes, 6.50% through 8.25%, due 2014 through 2037	3,830	3,830
EPC Building, LLC, promissory note, 3.967%, due 2014 through 2035	459	461
EP preferred securities, 4.75%, due March 31, 2028	280	280
Other miscellaneous subsidiary debt	138	221
Total debt — KMI	10,096	9,946
Less: Current portion of debt — KMI	(1,128)	(725)
Total long-term debt outstanding — KMI	8,968	9,221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Total long-term debt — KMI(b)	$9,068	$9,321

KMP and EPB
KMP
Senior notes, 2.65% through 9.00%, due 2014 through 2044	$17,100	$15,600
Commercial paper borrowings(c)	419	979
Credit facility due May 1, 2018	—	—
KMP subsidiary borrowings (as obligor)
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
Other miscellaneous subsidiary debt	97	98
Total debt — KMP	20,853	19,914
Less: Current portion of debt — KMP(d)	(1,243)	(1,504)
Total long-term debt — KMP(b)	19,610	18,410
EPB
EPPOC
Senior notes, 4.10% through 7.50%, due 2015 through 2042	2,260	2,260
Credit facility due May 27, 2016(e)	—	—
EPB subsidiary borrowings (as obligor)
Colorado Interstate Gas Company, L.L.C. (CIG), senior notes, 5.95% through 6.85%, due 2015 through 2037	475	475
SLNG senior notes, 9.50% through 9.75%, due 2014 through 2016	64	135
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other financing obligations	183	175
Total debt — EPB	4,193	4,256
Less: Current portion of debt — EPB	(41)	(77)
Total long-term debt — EPB(b)	4,152	4,179
Total long-term debt outstanding — KMP and EPB	$23,762	$22,589
_______

(a)	As of March 31, 2014 and December 31, 2013, the weighted average interest rates on KMI’s credit facility borrowings were 2.66% and 2.67%, respectively.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(b)
Excludes debt fair value adjustments. As of March 31, 2014 and December 31, 2013, our “Debt fair value adjustments” increased our combined debt balances by $1,969 million and $1,977 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Debt Fair Value Adjustments.”

(c)
As of March 31, 2014 and December 31, 2013, the average interest rates on KMP’s outstanding commercial paper borrowings were 0.26% and 0.28%, respectively. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions made during the first three months of 2014, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

(d)	Amounts include outstanding commercial paper borrowings discussed above in footnote (c).

(e)	LIBOR plus 1.75%.

Credit Facilities

KMI

As of March 31, 2014, we had $410 million outstanding under KMI’s $1.75 billion senior secured credit facility and $75 million in letters of credit. Our availability under this facility as of March 31, 2014 was approximately $1,265 million.

KMP

As of both March 31, 2014 and December 31, 2013, KMP had no borrowings under its $2.7 billion five-year senior unsecured revolving credit facility maturing May 1, 2018. Borrowings under KMP’s revolving credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. Similarly, KMP’s borrowings under its commercial paper program reduce the borrowings allowed under its credit facility.

As of March 31, 2014, KMP had $419 million of commercial paper borrowings outstanding under its $2.7 billion credit facility and $202 million in letters of credit. KMP’s availability under its credit facility as of March 31, 2014 was $2,079 million.

EPB

As of March 31, 2014, EPB had no outstanding balance under its revolving credit facility. EPB’s availability under its facility as of March 31, 2014 was approximately $1 billion.
Changes in Debt

On January 15, 2014, in anticipation of the APT acquisition, KMP entered into a short-term unsecured liquidity facility with KMP as borrower, and UBS as administrative agent. This liquidity facility provided for borrowings of up to $1.0 billion from a syndicate of financial institutions and was scheduled to mature on July 15, 2014. Additionally, in conjunction with the establishment of this liquidity facility, KMP increased its commercial paper program to provide for the issuance of up to $3.7 billion (up from $2.7 billion). KMP made no borrowings under this liquidity facility, and after receiving the cash proceeds from both its February 2014 public offering of senior notes (described following) and its February 2014 public offering of common units (described in Note 4 “Stockholder’s Equity—Noncontrolling Interests—Contributions”), KMP terminated the liquidity facility and decreased its commercial paper program to again provide for the issuance of up to $2.7 billion.

On February 24, 2014, KMP completed a public offering of a total $1.5 billion in principal amount of senior notes in two separate series. KMP received net proceeds of $743 million from the offering of $750 million in principal amount of 3.50% senior notes due March 1, 2021, and $739 million from the offering of $750 million in principal amount of 5.50% senior notes due March 1, 2044. KMP used the proceeds from its February 2014 debt offering to reduce the borrowings under its commercial paper program (by reducing the incremental commercial paper borrowings KMP made in January 2014 to fund its APT acquisition).

In February 2014, SLNG repaid $71 million of 9.50% senior notes.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Kinder Morgan G.P., Inc. Preferred Shares

The following table provides information about KMGP’s per share distributions on 100,000 shares of its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock:

	Three Months Ended March 31,
	2014	2013
Per share cash distribution declared for the period(a)	$10.333	$10.469
Per share cash distribution paid in the period	$10.570	$10.638
_______

(a)	On April 16, 2014, KMGP declared a distribution for the three months ended March 31, 2014, of $10.333 per share, which will be paid on May 19, 2014 to shareholders of record as of April 30, 2014.

Subsequent Events

On April 29, 2014, EPB priced in a public offering $600 million of 4.30% senior notes due May 1, 2024.
4.  Stockholders’ Equity

Common Equity

As of March 31, 2014, our common equity consisted of our Class P common stock. For additional information regarding our common stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013
Form 10-K.

On October 16, 2013, we announced that our board of directors had approved a share and warrant repurchase program authorizing us to repurchase in the aggregate up to $250 million of additional shares or warrants, which purchase was completed as of March 2014. On March 4, 2014 we announced that our board of directors had approved an additional share and warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of additional shares or warrants. As of March 31, 2014, we had $45 million of repurchases remaining.

The following tables set forth the changes in our outstanding shares during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Beginning balance	1,030,677,076	1,035,668,596
Shares repurchased and canceled	(2,780,337)	—
Shares issued with conversions of EP Trust I Preferred securities	933	55,319
Restricted shares vested	6,500	7,905
Ending balance	1,027,904,172	1,035,731,820
Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends.

	Three Months Ended March 31,
	2014	2013
Per common share cash dividend declared for the period	$0.42	$0.38
Per common share cash dividend paid in the period	$0.41	$0.37

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Dividends Subsequent to March 31, 2014

On April 16, 2014, our board of directors declared a cash dividend of $0.42 per share for the quarterly period ended March 31, 2014, which is payable on May 16, 2014 to shareholders of record as of April 30, 2014.

Warrants

Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. For additional information regarding our warrants, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013 Form 10-K.

The table below sets forth the changes in our outstanding warrants during the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Beginning balance	347,933,107	439,809,442
Warrants repurchased and canceled	(31,045,227)	(16,969,361)
Warrants issued with conversions of EP Trust I Preferred securities	1,430	84,556
Ending balance	316,889,310	422,924,637

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	March 31, 2014	December 31, 2013
KMP	$7,995	$7,642
EPB	4,147	4,122
KMR	3,183	3,142
Other	309	286
	$15,634	$15,192

Contributions

Contributions from our noncontrolling interests consist primarily of equity issuances by KMP, EPB and KMR. As of March 31, 2014, each of these subsidiaries has an equity distribution agreement in place which allows the subsidiary to sell its equity interests from time to time through a designated sales agent. The terms of each agreement are substantially similar. Sales of the subsidiary’s equity interests will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between the subsidiary equity issuer and its sales agent. The subsidiary equity issuer may also sell its equity interests to its sales agent as principal for the sales agent’s own account at a price agreed upon at the time of the sale.  Any sale of the subsidiary’s equity interests to the sales agent as principal would be pursuant to the terms of a separate agreement between the subsidiary equity issuer and its sales agent. The equity distribution agreement provides the subsidiary with the right, but not the obligation to offer and sell its equity units or shares, at prices to be determined by market conditions. The subsidiary retains at all times complete control over the amount and the timing of sales under its respective equity distribution agreement, and it will designate the maximum number of equity units or shares to be sold through its sales agent, on a daily basis or otherwise as the subsidiary equity issuer and its sales agent agree.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The table below shows significant issuances to the public of common units or shares, the net proceeds from the issuances and the use of the proceeds during the three months ended March 31, 2014 for KMP, EPB and KMR (dollars in millions and units and shares in thousands).

	Issuances	Common units/shares	Net proceeds	Use of proceeds
		(in thousands)	(in millions)
KMP
Issued under equity distribution agreement
	2014	198	$16	Reduced borrowings under KMP's commercial paper program
Other issuances
	February 2014	7,935	$603	Reduced borrowings under KMP's commercial paper program that were used to fund KMP's APT acquisition in January 2014
EPB
Issued under equity distribution agreement
	2014	1,166	$35	General partnership purposes
KMR
Issued under equity distribution agreement
	2014	76	$6	Purchased additional KMP i-units; KMP then used proceeds to reduce borrowings under its commercial paper program

The above equity issuances by KMP, EPB and KMR during the three months ended March 31, 2014 had the associated effects of increasing our (i) noncontrolling interests by $639 million; (ii) accumulated deferred income taxes by $8 million; and (iii) additional paid-in capital by $13 million.

Noncontrolling Interests Contributions Subsequent to March 31, 2014

In connection with EPB’s announced agreement to acquire certain assets from us, on April 29, 2014, EPB priced in a public offering, 7,820,000 of its common units, including the exercise of an underwriters’ overallotment option, at a price of $30.99 per unit, net of commissions and underwriting expenses. See Note 2 “Acquisitions and Divestitures—Subsequent Event—Drop-down of Assets to EPB” for additional information on the drop-down transaction.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

	Three Months Ended March 31,
	2014	2013
KMP
Per unit cash distribution declared for the period	$1.38	$1.30
Per unit cash distribution paid in the period	$1.36	$1.29
Cash distributions paid in the period to the public	$395	$299
EPB
Per unit cash distribution declared for the period	$0.65	$0.62
Per unit cash distribution paid in the period	$0.65	$0.61
Cash distributions paid in the period to the public	$83	$76
KMR(a)
Share distributions paid in the period to the public	$1,952,970	$1,570,118
_______

(a)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  Represents share distributions made in the period to noncontrolling interests and excludes 284,288 and 234,478 of shares distributed in the three months ended March 31, 2014 and 2013, respectively, on KMR shares we directly and indirectly own. On April 16, 2014, KMR declared a share distribution of 0.018700 shares per outstanding share (2,386,814 total shares) payable on May 15, 2014 to shareholders of record as of April 30, 2014, based on the $1.38 per common unit distribution declared by KMP.

Distributions Subsequent to March 31, 2014

Noncontrolling Interests Distributions

On April 16, 2014, KMP declared a cash distribution of $1.38 per unit for the quarterly period ended March 31, 2014. The distribution will be paid on May 15, 2014 to KMP’s unitholders of record as of April 30, 2014.

On April 16, 2014, EPB declared a cash distribution of $0.65 per unit for the quarterly period ended March 31, 2014. The distribution will be paid on May 15, 2014 to EPB’s unitholders of record as of April 30, 2014.

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

Energy Commodity Price Risk Management

As of March 31, 2014, KMI and KMP had entered into the following outstanding commodity forward contracts to hedge their forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(24.0)	MMBbl
Natural gas fixed price	(23.0)	Bcf
Natural gas basis	(23.0)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.7)	MMBbl
Crude oil basis	(0.7)	MMBbl
Natural gas fixed price	(13.1)	Bcf
Natural gas basis	(8.3)	Bcf
NGL fixed price	(1.0)	MMBbl

As of March 31, 2014, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2018.

Interest Rate Risk Management

As of March 31, 2014, KMI and KMP had a combined notional principal amount of $725 million and $5,175 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2014, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

 As of December 31, 2013, KMI and KMP had a combined notional principal amount of $725 million and $4,675 million, respectively, of fixed-to-variable interest rate swap agreements. In February 2014, KMP entered into four separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. These agreements effectively convert a portion of the interest expense associated with KMP’s 3.50% senior notes due March 1, 2021, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Other current assets/(Other current liabilities)	$13	$18	$(51)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	22	58	(13)	(30)
Subtotal		35	76	(64)	(63)
Interest rate swap agreements	Other current assets/(Other current liabilities)	122	87	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	170	172	(94)	(116)
Subtotal		292	259	(94)	(116)
Total		327	335	(158)	(179)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Other current assets/(Other current liabilities)	6	4	(9)	(5)
Subtotal		6	4	(9)	(5)
Power derivative contracts	Other current assets/(Other current liabilities)	2	7	(49)	(54)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	8	11	(58)	(73)
Subtotal		10	18	(107)	(127)
Total		16	22	(116)	(132)
Total derivatives		$343	$357	$(274)	$(311)

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of March 31, 2014 and December 31, 2013, these fair value adjustments to our debt balances included (i) $1,340 million and $1,379 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $198 million and $143 million, respectively, associated with the offsetting entry for hedged debt; (iii) $501 million and $517 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $70 million and $62 million, respectively, associated with unamortized debt discount amounts. As of March 31, 2014, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Effect of Derivative Contracts on the Income Statement

The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three months ended March 31, 2014 and 2013 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended March 31,
		2014	2013
Interest rate swap agreements	Interest expense	$55	$(88)
Total		$55	$(88)

Fixed rate debt	Interest expense	$(55)	$88
Total		$(55)	$88
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative(effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$(43)	$(32)	Revenues—Natural gas sales	$(9)	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(6)	5	Revenues—Product sales and other	(5)	(3)
			Costs of sales	1	—	Costs of sales	—	—
Interest rate swap agreements	(2)	1	Interest expense	—	1	Interest expense	—	—
Total	$(45)	$(31)	Total	$(14)	$6	Total	$(5)	$(3)
_______

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(a)
We expect to reclassify an approximate $15 million loss associated with energy commodity price risk management activities and included in our accumulated other comprehensive loss and noncontrolling interest balances as of March 31, 2014 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2014	2013
Energy commodity derivative contracts	Revenues—Natural gas sales	$(7)	$1
	Revenues—Product sales and other	(1)	2
	Costs of sales	10	—
	Other expense(income)	(2)	—
Total		$—	$3

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

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both March 31, 2014 and December 31, 2013, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, NGL and crude oil. As of both March 31, 2014 and December 31, 2013, KMI had $167 million of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in their credit rating. As of March 31, 2014, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $25 million of incremental collateral. As of March 31, 2014, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” for the three months ended March 31, 2014 and 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(19)	(25)	—	(44)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive loss	(13)	(25)	—	(38)
Balance as of March 31, 2014	$(16)	$(23)	$(23)	$(62)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2012	$7	$51	$(176)	$(118)
Other comprehensive loss before reclassifications	(16)	(17)	(1)	(34)
Amounts reclassified from accumulated other comprehensive loss	(4)	—	—	(4)
Net current-period other comprehensive loss	(20)	(17)	(1)	(38)
Balance as of March 31, 2013	$(13)	$34	$(177)	$(156)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; and (ii) interest rate swap agreements as of March 31, 2014 and December 31, 2013, based on the three levels established by the Codification.  Also, certain of our derivative contracts are subject to master netting agreements. The following tables present our derivative contracts subject to such netting agreements as of March 31, 2014 and December 31, 2013 (in millions):

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Balance Sheet asset fair value measurements using				Amounts not offset in the Balance Sheet		Net Amount
	Level 1	Level 2	Level 3	Gross Amount	Financial Instruments	Cash Collateral Held(b)
As of March 31, 2014
Energy commodity derivative contracts(a)	$6	$29	$16	$51	$(40)	$—	$11
Interest rate swap agreements	$—	$292	$—	$292	$(44)	$—	$248
As of December 31, 2013
Energy commodity derivative contracts(a)	$4	$46	$48	$98	$(62)	$—	$36
Interest rate swap agreements	$—	$259	$—	$259	$(28)	$—	$231

	Balance Sheet liability fair value measurements using				Amounts not offset in the Balance Sheet		Net Amount
	Level 1	Level 2	Level 3	Gross Amount	Financial Instruments	Cash Collateral Held(c)
As of March 31, 2014
Energy commodity derivative contracts(a)	$(14)	$(50)	$(116)	$(180)	$40	$22	$(118)
Interest rate swap agreements	$—	$(94)	$—	$(94)	$44	$—	$(50)
As of December 31, 2013
Energy commodity derivative contracts(a)	$(6)	$(31)	$(158)	$(195)	$62	$17	$(116)
Interest rate swap agreements	$—	$(116)	$—	$(116)	$28	$—	$(88)
_______

(a)
Level 1 consists primarily of New York Mercantile Exchange natural gas futures.  Level 2 consists primarily of OTC WTI swaps.  Level 3 consists primarily of WTI options, WTI basis swaps, NGL options, NGL swaps and power derivative contracts.

(b)
Cash margin deposits held by KMP associated with its energy commodity contract positions and OTC swap agreements and reported within “Other current liabilities” in our accompanying consolidated balance sheets.

(c)
Cash margin deposits posted by KMP associated with energy commodity contract positions and OTC swap agreements and reported within “Other current assets” in our accompanying consolidated balance sheets.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three months ended March 31, 2014 and 2013 (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2014	2013
Derivatives-net asset (liability)
Beginning of Period	$(110)	$(155)
Total gains or (losses)
Included in earnings	7	5
Included in other comprehensive loss	(1)	(1)
Settlements	4	9
End of Period	$(100)	$(142)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$3	$(1)

As of March 31, 2014, our Level 3 derivative assets and liabilities consisted primarily of WTI options, WTI basis swaps, NGL options, NGL swaps and power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in our management’s best estimate of fair value.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Total debt	$37,211	$37,917	$36,193	$36,248

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both March 31, 2014 and December 31, 2013.

7.  Reportable Segments

We operate the following reportable business segments.  These segments and their principal sources of revenues are as follows:

•	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGL;

•
CO2—KMP—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products (including gasoline, diesel fuel and jet fuel), NGL, crude oil and condensate, and bio-fuels;

•
Terminals—KMP—the transportation, transloading and storing of refined petroleum products, crude oil and dry and liquid bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

•
Kinder Morgan Canada—KMP—the transportation of crude oil and refined products from Alberta, Canada to marketing terminals and refineries in British Columbia, and the state of Washington. As further described in Note 2, Kinder Morgan Canada divested its interest in the Express pipeline system effective March 14, 2013; and

•
Other—primarily includes other miscellaneous assets and liabilities purchased in our 2012 EP acquisition including (i) our corporate headquarters in Houston, Texas; (ii) several physical natural gas contracts with power plants associated with EP’s legacy trading activities; and (iii) other miscellaneous EP assets and liabilities.

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

	Three Months Ended March 31,
	2014	2013
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,557	$1,755
Intersegment revenues	4	1
CO2–KMP	483	429
Products Pipelines–KMP	534	454
Terminals–KMP	391	337
Kinder Morgan Canada–KMP	69	72
Other	4	4
Total segment revenues	4,042	3,052
Other revenues	9	9
Less: Total intersegment revenues	(4)	(1)
Total consolidated revenues	$4,047	$3,060

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Three Months Ended March 31,
	2014	2013
Segment EBDA(a)
Natural Gas Pipelines	$1,071	$899
CO2–KMP	363	342
Products Pipelines–KMP	208	185
Terminals–KMP	214	186
Kinder Morgan Canada–KMP(b)	48	193
Other	7	4
Total segment EBDA	1,911	1,809
Total segment DD&A expense	(496)	(415)
Total segment amortization of excess cost of investments	(10)	(9)
Other revenues	9	9
General and administrative expense	(172)	(140)
Interest expense, net of unallocable interest income	(450)	(409)
Unallocable income tax expense	(191)	(187)
Loss from discontinued operations, net of tax	—	(2)
Total consolidated net income	$601	$656

	March 31, 2014	December 31, 2013
Assets
Natural Gas Pipelines	$51,927	$52,357
CO2–KMP	4,734	4,708
Products Pipelines–KMP	6,801	6,648
Terminals–KMP	7,938	6,888
Kinder Morgan Canada–KMP	1,621	1,677
Other	559	568
Total segment assets	73,580	72,846
Corporate assets(c)	2,474	2,339
Total consolidated assets	$76,054	$75,185
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other income, net. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)	2013 amount includes a $141 million increase in earnings from the after-tax gain on the sale of KMP’s investments in the Express pipeline system.

(c)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

8. Pension and Other Postretirement Benefit Plans

Kinder Morgan, Inc.

The components of net benefit (credit) cost for our pension and other postretirement benefit (OPEB) plans, not including plans associated with KMP’s subsidiary, SFPP, and KMP’s foreign operations, are as follows (in millions):

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service cost	$7	$6	$—	$—
Interest cost	27	23	7	5
Expected return on assets	(43)	(44)	(6)	(5)
Amortization of prior service credits	—	—	(1)	—
Amortization of net actuarial loss	—	—	—	1
Settlement gain(a)	—	(3)	—	—
Net benefit (credit) cost	$(9)	$(18)	$—	$1
_______

(a)	Reflects the gain recognized upon the February 2013 settlement of our obligations under the El Paso Supplemental Executive Retirement Plan.

9.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013
Income tax expense	$200	$279
Effective tax rate	25%	30%

Tax expense from income from continuing operations for the three months ended March 31, 2014 is approximately $200 million resulting in an effective tax rate of 25% for continuing operations, as compared with $279 million tax expense and an effective tax rate of 30%, for the same period of 2013. The effective tax rate for the three months ended March 31, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provision and (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus Corporation). These decreases are partially offset by (i) state income taxes; (ii) a decrease in our share of non-tax deductible goodwill associated with our investments in KMP; (iii) adjustments to our income tax reserve for uncertain tax positions; and (iv) the amortization of the deferred charge recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

The effective tax rate for the three months ended March 31, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions; (ii) dividend-received deductions from our 50% investment in Florida Gas Pipeline; and (iii) the tax impact of a decrease in the deferred state tax rate as a result of the drop-down of our 50% ownership interests in EPNG and EP midstream assets. These decreases are partially offset by state income taxes and the amortization of the deferred charge recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

10.  Litigation, Environmental and Other Contingencies

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC, with a decision expected in the fourth quarter of 2014.

On July 19, 2013, Calnev filed an application with the CPUC requesting a 36% increase in its intrastate rates. A decision from the CPUC approving the requested rate increase was issued on November 14, 2013.

On November 27, 2013, the CPUC issued its Order to Show Cause directing SFPP to demonstrate whether or not the CPUC should require immediate refund payments associated with various pending SFPP rate matters. Subsequently, the CPUC issued an order directing SFPP and its shippers to engage in mandatory settlement discussions. On April 3, 2014, the CPUC issued its ruling suspending proceedings in all pending SFPP matters until October 1, 2014 or the date upon which SFPP and its shippers inform the CPUC that SFPP and its shippers have reached settlement of all pending matters or have failed to do so. If the matter is not settled, a decision addressing, if not resolving, all pending SFPP rate matters at the CPUC is anticipated in the first quarter of 2015.

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $400 million in reparation payments and approximately $30 million in annual rate reductions. The actual amount of reparations will be determined through settlement negotiations or further proceedings at the CPUC.  As of March 31, 2014, we believe our legal reserve is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on KMP’s business, financial position or results of operations. Furthermore, we do not expect any reparations that KMP would pay in this matter to impact the per unit cash distributions it expects to pay to its limited partners for 2014.

Other Commercial Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the judge determined that the annual rent payable as of January 1, 2004 was $14 million subject to annual consumer price index increases. Judgment was entered by the Court on May 29, 2012 and SFPP appealed the judgment. If the judgment is upheld on appeal, SFPP would owe approximately $93 million in back rent. Accordingly, KMP increased its rights-of-way liability to cover this potential liability for back rent. In addition, the judge determined that UPRR is entitled to approximately $20 million for interest through the date of the judgment on the outstanding back rent liability. KMP believes the award of interest is without merit and are pursuing our appellate rights. By notice dated October 25, 2013, UPRR demanded the payment of $22.25 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. On March 10, 2014, the trial court issued a tentative statement of decision addressing all of the causes of action and defenses and resolved those matters against SFPP, consistent with the jury’s verdict. If the tentative statement of decision and jury verdict become final and are affirmed on appeal, SFPP will be required to pay a judgment of at least $22.6 million. UPRR has also requested the trial court award prejudgment interest and costs to UPRR. SFPP is continuing to evaluate its post-trial and appellate options.

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by our subsidiary Kinder Morgan Bulk Terminals, Inc. (KMBT). According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the U.S. District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. A bench trial occurred in November 2013. On March 6, 2014, the Court issued findings of fact and conclusions of law and entered judgment against KMBT in the amount of $13.79 million. KMBT has filed a notice of appeal of the judgment.

Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al

On October 16, 2013, Plains Gas Solutions, LLC (Plains) filed a petition in the 151st Judicial District Court for Harris County, Texas (Case No. 62528) against TGP, Kinetica Partners, LLC and two other Kinetica entities. The suit arises from the sale by TGP of the Cameron System in Louisiana to Kinetica Partners, LLC on September 1, 2013. Plains alleges that defendants breached a straddle agreement requiring that gas on the Cameron System be committed to Plains’ Grand Chenier gas-processing facility, that requisite daily volume reports were not provided, that TGP improperly assigned its obligations under the straddle agreement to Kinetica, and that defendants interfered with Plains’ contracts with producers. The petition alleges damages of at least $100 million. Under the Amended and Restated Purchase and Sale Agreement with Kinetica, Kinetica has agreed to indemnify TGP in connection with the gas commitment and reporting claims. The suit was removed to federal court and Plains has filed a motion to remand. We intend to vigorously defend the suit.

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II) and May 2013 (Brinckerhoff III) derivative lawsuits were filed in Delaware Chancery Court against EP, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010 and May 2012 drop-down transactions involving EPB’s purchase of SLNG, Elba Express Company L.L.C, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Defendants’ motion to dismiss in Brinckerhoff I was denied in part. Brinckerhoff I and II have been consolidated into one proceeding. The parties’ motions for summary judgment are pending. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe that these actions are without merit and intend to defend against them vigorously.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

General

As of March 31, 2014 and December 31, 2013 our total reserve for legal matters was $665 million and $624 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates.

Other

Slotoroff v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc., et al.

On February 5, 2014, a putative class action and derivative complaint was filed in the Court of Chancery in the State of Delaware (Case No. 9318) against defendants KMI, KMGP and nominal defendant KMEP. The suit was filed by Jon Slotoroff, a purported unitholder of KMEP and seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMEP units during the period of February 5, 2011 through the date of the filing of the suit. The suit alleges direct and derivative causes of action for breach of the partnership agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMEP’s distributions and growth rate. The suit seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees. On March 3, 2014, nominal defendant KMEP and defendants KMI and KMGP moved to dismiss this suit. Defendants believe that this suit is without merit and intend to defend it vigorously.

Burns et al v. Kinder Morgan, Inc. Kinder Morgan G.P., Inc. et al
On March 27, 2014, a putative class action and derivative complaint was filed in the Court of Chancery in the State of Delaware (Case No. 9479) against defendants KMI, KMGP and nominal defendant KMEP. The suit was filed by Darrell Burns and Terrence Zehrer, purported unitholders of KMEP, and seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMEP units during the period of February 5, 2011 through the date of the filing of the suit. The suit asserts claims and allegations substantially similar to the suit filed by Jon Slotoroff described above. On April 8, 2014, the Court ordered that this suit be consolidated for all purposes with the suit filed by Jon Slotoroff described above and that the caption of the consolidated action shall be In Re Kinder Morgan Energy Partners, L.P. Derivative Litigation, Consolidated Case No. 9318.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al
On March 6, 2014, a putative class action and derivative complaint was filed in the District Court of Harris County, Texas (Case No. 2014-11872 in the 215th Judicial District) against KMI, KMGP, KMR, Richard D. Kinder, Steven J. Kean, Ted A. Gardner, Gary L. Hultquist, Perry M. Waughtal and nominal defendant KMEP. The suit was filed by Kenneth Walker, a purported unitholder of KMEP, and alleges direct and derivative causes of action for alleged violation of duties owed under the partnership agreement, breach of the implied covenant of good faith and fair dealing, “abuse of control” and “gross mismanagement” in connection with the calculation of distributions and allocation of capital expenditures to expansion capital expenditures and maintenance capital expenditures. The suit seeks unspecified money damages, interest, punitive damages, attorney and expert fees, costs and expenses, unspecified equitable relief, and demands a trial by jury. Defendants believe that this suit is without merit and intend to defend it vigorously. On April 9, 2014, the Court entered an order staying the case until the defendants’ motion to dismiss is decided in the suit filed by Jon Slotoroff described above.
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

New Jersey Department of Environmental Protection v. Occidental Chemical Corporation, et al. (Defendants), Maxus Energy Corp. and Tierra Solutions, Inc. (Third Party Plaintiffs) v. 3M Company et al., Superior Court of New Jersey, Law Division - Essex County, Docket No. L-9868-05

The New Jersey Department of Environmental Protection (NJDEP) sued Occidental Chemical Corporation (Occidental) and others under the New Jersey Spill Act for contamination in the Newark Bay Complex including numerous waterways and rivers. In 2009, Occidental et al. asserted claims for contribution against approximately 300 third party defendants. NJDEP claimed damages related to 40 years of discharges of TCDD (a form of dioxin), DDT and “other hazardous substances.” GATX Terminals Corporation (n/k/a Kinder Morgan Liquids Terminals LLC) (KMLT) was named as a third party defendant because of the noted hazardous substances language and because the Carteret, New Jersey facility (a former GATX Terminals Corporation facility) is located on the Arthur Kill River, one of the waterways included in the litigation. KMLT, as part of a joint defense group, entered a settlement agreement (the Consent Judgment) with the NJDEP whereby the settling parties for a prescribed payment, obtained a contribution bar against first party defendants Occidental, Maxus Energy Corp. (Maxus) and Tierra Solutions, Inc. (Tierra) in addition to a release of claims. The Consent Judgment was published in the New Jersey Register for a 60-day comment period and no significant comments were received. Additionally, the NJDEP reached a settlement agreement with Maxus and Tierra. Occidental is not part of the settlement. On December 12, 2013, the Court approved the settlements. Pursuant to the Consent Judgment, KMLT submitted its settlement payment by the January 27, 2014 deadline and received the Court's order dismissing KMLT from the litigation.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs. This is a non-judicial allocation process. KMEP is participating in the allocation process on behalf of both KMLT and KMBT. Each entity has two facilities located in Portland Harbor. KMEP expects the allocation process to conclude in 2015. KMEP also expects the LWG to complete the RI/FS process in 2015, after which the EPA is expected to develop a proposed plan leading to a Record of Decision targeted for 2017. It is anticipated that the cleanup activities will begin within one year of the issuance of the Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for contamination of the water purveyor's wells.  The First Amended Complaint sought $175 million in damages against approximately 70 defendants. On August 6, 2013 plaintiffs filed its Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. On October 24, 2013, we moved to dismiss this suit.

The City of Los Angeles v. Kinder Morgan Liquids Terminals, LLC, Shell Oil Company, Equilon Enterprises LLC;  California Superior Court, County of Los Angeles, Case No. NC041463

KMLT was a defendant in a lawsuit filed in 2005 alleging claims for environmental cleanup costs at the former Los Angeles Marine Terminal in the Port of Los Angeles. On April 9, 2013, KMLT and the Port of Los Angeles entered into a settlement agreement, the terms of which provide for the dismissal of the litigation by the Port and KMLT’s agreement to pay 60% of the Port’s costs to remediate the former terminal site up to a $15 million cap. Further, according to terms of the settlement agreement, we received a five-year lease extension that allows KMLT to continue fuel loading and offloading operations at another KMLT Port of Los Angeles terminal property. The Court approved the parties’ Good Faith Settlement motion and dismissed the case.

The City of Los Angeles, KMLT, Chevron and Phillips 66 remain named on a Cleanup and Abatement Order from the California Regional Water Quality Control Board as parties responsible for the cleanup of the former Los Angeles Marine Terminal. The private parties have all settled with the City of Los Angeles and agreed to pay a percentage of the City’s costs to perform the required cleanup at the site. Cleanup activities by the Port began in the first quarter of 2014.

Paulsboro, New Jersey Liquids Terminal Consent Judgment

On June 25, 2007, the NJDEP, the Commissioner of the New Jersey Department of Environmental Protection and the Administrator of the New Jersey Spill Compensation Fund, referred to collectively as the plaintiffs, filed a complaint in Gloucester County, New Jersey against ExxonMobil and KMLT, formerly known as GATX Terminals Corporation, alleging natural resource damages related to historic contamination at the Paulsboro, New Jersey liquids terminal owned by ExxonMobil from the mid-1950s through November 1989, by GATX Terminals Corporation from 1989 through September 2000, and later owned by Support Terminals and Pacific Atlantic Terminals, LLC. The terminal is now owned by Plains Products, which was also joined as a party to the lawsuit.

In mid-2011, KMLT and Plains Products entered into a settlement agreement and subsequent Consent Judgment with the NJDEP which resolved the state’s alleged natural resource damages claim. The natural resource damage settlement includes a monetary award of $1 million and a series of remediation and restoration activities at the terminal site. KMLT and Plains Products have joint responsibility for this settlement. Simultaneously, KMLT and Plains Products entered into an agreement that settled each party’s relative share of responsibility (50/50) to the NJDEP under the Consent Judgment noted above. The Consent Judgment is now entered with the Court and the settlement is final. According to the agreement, Plains will conduct

Table of Contents	Kinder Morgan, Inc. Form 10-Q

remediation activities at the site and KMLT will provide oversight and 50% of the costs. We are awaiting approval from the NJDEP in order to begin remediation activities.

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

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties’ summary adjudication motions.  The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims.  On January 25, 2013, the Court rendered judgment in favor of all defendants on all claims asserted by the City.

On February 20, 2013, the City of San Diego filed a notice of appeal of this case to the U.S. Court of Appeals for the Ninth Circuit. The appeal is currently pending.

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  SFPP continues to conduct an extensive remediation effort at the City’s stadium property site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the RWQCB’s approval of KMP’s permit request to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego’s municipal storm sewer system. KMP is coordinating with the RWQCB to oppose the City's writ.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately 20 uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG will conduct a radiological assessment of the surface of the mines. We are also seeking contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given their pervasive control over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, New Jersey

On April 4, 2013, the PHMSA, Office of Pipeline Safety issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) arising from an inspection at the KMLT, Carteret, New Jersey location on March 15, 2011, following a release and fire that occurred during maintenance activity on March 14, 2011. On July 17, 2013, KMLT entered into a Consent Agreement and Order with the PHMSA, pursuant to which KMLT paid a penalty of $63,100 and is required to complete ongoing pipeline integrity testing and other corrective measures by May 2015.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group of approximately 70 cooperating parties (CPG) which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, a remedial investigation and feasibility study of the Site is presently estimated to be completed by 2015. Under the second AOC, the CPG members are conducting a CERCLA removal action at the Passaic River Mile 10.9, including the dredging of sediment in mud flats at this location of the river to a depth of two feet and installation of a cap. The dredging was completed in 2013 and capping work is ongoing. We have established a reserve for the anticipated cost of compliance with the AOCs.

On April 11, 2014, the EPA announced the issuance of its Focused Feasibility Study (FFS) for the lower eight miles of the Passaic River Study Area, and its proposed plan for remedial alternatives to address the dioxin sediment contamination from the mouth of Newark Bay to River Mile 8.3. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank-to-bank and installing an engineered cap at an estimated cost of $1.7 billion. In its FFS, the EPA stated that it has identified over 100 industrial facilities as potentially responsible parties and it is likely that there are hundreds more private and public entities that could be named in any litigation concerning responsibility for the Site contamination.

No final remedy for this portion of the Site will be selected until the public comment and response period for the FFS is completed and the Record of Decision (ROD) is issued by EPA, which is expect in early 2015. Until the ROD is issued there is uncertainty about what remedy will be implemented and the extent of potential costs. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (Flood Protection Authority) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The Flood Protection Authority asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the Flood Protection Authority filed a motion to remand the case to the state district court for Orleans Parish. On December 18, 2013, a hearing was conducted on the remand motion and it remains under consideration by the court.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2014 and December 31, 2013, we have accrued a total reserve for environmental liabilities in the amount of $366 million and $378 million, respectively, of which$200 million and $208 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of both March 31, 2014 and December 31, 2013, we have recorded a receivable of $14 million for expected cost recoveries that have been deemed probable.

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

11. Recent Accounting Pronouncements

Accounting Standards Updates

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2014 (including ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)) had a material impact on our consolidated financial statements. More information about this ASU can be found in Note 17 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

12.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2014 and Annual Reports on Form 10-K for the year ended December 31, 2013 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	March 31, 2014	December 31, 2013
Cash and cash equivalents - KMI(a)	$85	$116
Cash and cash equivalents - KMP	347	404
Cash and cash equivalents - EPB	81	78
Cash and cash equivalents	$513	$598

Property, plant and equipment, net–KMI(a)	$2,540	$2,563
Property, plant and equipment, net–KMP	28,558	27,405
Property, plant and equipment, net–EPB	5,854	5,879
Property, plant and equipment, net	$36,952	$35,847

Goodwill–KMI(a)	$17,935	$17,935
Goodwill–KMP	6,606	6,547
Goodwill–EPB	22	22
Goodwill	$24,563	$24,504

Current portion of debt–KMI(a)	$1,128	$725
Current portion of debt–KMP	1,243	1,504
Current portion of debt–EPB	41	77
Current portion of debt	$2,412	$2,306

Long-term debt outstanding–KMI(a)	$8,968	$9,221
Long-term debt outstanding–KMP	19,610	18,410
Long-term debt outstanding–EPB(b)	4,152	4,179
Long-term debt outstanding	$32,730	$31,810
_______

(a)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(b)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both March 31, 2014 and December 31, 2013.

13. Guarantee of Securities of Subsidiaries

KMI had guaranteed the payment of the outstanding senior notes issued by El Paso LLC (formerly known as El Paso Corporation) as a result of the EP acquisition. These notes were also guaranteed by El Paso, El Paso LLC’s direct parent. El Paso Issuing Corporation (Finance Corp), a direct subsidiary of El Paso LLC, is the co-issuer of these notes. The aggregate principal amount of these series of El Paso LLC senior notes are referred to as the “Guaranteed Notes”. On October 3, 2013, El Paso LLC transferred substantially all of its assets to El Paso Holdco pursuant to an internal restructuring transaction. In connection with such internal restructuring, El Paso Holdco succeeded El Paso LLC as issuer with respect to the Guaranteed Notes, and El Paso LLC ceased to be an obligor with respect to the Guaranteed Notes. Prior to the internal restructuring, El Paso Holdco had been presented as the “Guarantor Subsidiary” and is now presented as one of the “Subsidiary Issuers.” KMI continues to guarantee the payment of the Guaranteed Notes. Finance Corp’s obligations as a co-issuer and primary obligor continue to be joint and several with the obligations of El Paso Holdco as issuer. As of both March 31, 2014, and December 31, 2013, approximately $3.8 billion of these guaranteed notes are outstanding. Subject to the limitations set forth in the applicable supplemental indentures, the guarantee of KMI is full and unconditional and joint and several, and guarantee the Guaranteed Notes through their respective maturity dates, the latest of which is in 2037. Finance Corp has no subsidiaries and

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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
Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$4,048	$(10)	$4,047

Costs, expenses and other
Costs of sales	—	—	1,643	—	1,643
Depreciation, depletion and amortization	—	—	496	—	496
Other operating expenses	8	—	763	(10)	761
Total costs, expenses and other	8	—	2,902	(10)	2,900

Operating income	1	—	1,146	—	1,147

Other income (expense)
Earnings from equity investments	345	127	99	(472)	99
Interest, net	(73)	(65)	(310)	—	(448)
Amortization of excess cost of equity investments and other, net	1	—	2	—	3

Income from continuing operations before income taxes	274	62	937	(472)	801

Income tax benefit (expense)	13	(13)	(200)	—	(200)

Net income	287	49	737	(472)	601

Net income attributable to noncontrolling interests	—	—	(331)	17	(314)

Net income attributable to controlling interests	$287	$49	$406	$(455)	$287

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statement of Income for the Three Months Ended March 31, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Revenues	$9	$—	$3,058	$(7)	$3,060

Costs, expenses and other
Costs of sales	—	—	970	—	970
Depreciation, depletion and amortization	—	—	415	—	415
Other operating expenses	3	(3)	665	(7)	658
Total costs, expenses and other	3	(3)	2,050	(7)	2,043

Operating income	6	3	1,008	—	1,017

Other income (expense)
Earnings from equity investments	339	142	101	(481)	101
Interest, net	(65)	(106)	(231)	—	(402)
Amortization of excess cost of equity investments, gain on sale of investments and other, net	—	(1)	222	—	221

Income from continuing operations before income taxes	280	38	1,100	(481)	937

Income tax benefit (expense)	12	—	(291)	—	(279)

Income from continuing operations	292	38	809	(481)	658

Loss from discontinued operations, net of tax	—	—	(2)	—	(2)

Net income	292	38	807	(481)	656

Net income attributable to noncontrolling interests	—	—	(388)	24	(364)

Net income attributable to controlling interests	$292	$38	$419	$(457)	$292

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$287	$49	$737	$(472)	$601
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes	(19)	(2)	(44)	20	(45)
Reclassification of change in fair value of derivatives to net income	6	—	13	(5)	14
Foreign currency translation adjustments	(25)	—	(60)	23	(62)
Adjustments to pension and other postretirement benefit plan liabilities	—	—	(2)	1	(1)
Total other comprehensive loss	(38)	(2)	(93)	39	(94)
Comprehensive income	249	47	644	(433)	507
Comprehensive income attributable to noncontrolling interests	—	—	(258)	—	(258)
Comprehensive income attributable to controlling interests	$249	$47	$386	$(433)	$249

Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended March 31, 2013 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net income	$292	$38	$807	$(481)	$656
Other comprehensive loss, net of tax
Change in fair value of derivatives utilized for hedging purposes	(16)	1	(30)	14	(31)
Reclassification of change in fair value of derivatives to net income	(4)	(1)	(6)	5	(6)
Foreign currency translation adjustments	(17)	—	(32)	16	(33)
Adjustments to pension and other postretirement benefit plan liabilities	(1)	(3)	(1)	4	(1)
Total other comprehensive loss	(38)	(3)	(69)	39	(71)
Comprehensive income	254	35	738	(442)	585
Comprehensive income attributable to noncontrolling interests	—	—	(331)	—	(331)
Comprehensive income attributable to controlling interests	$254	$35	$407	$(442)	$254

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheet as of March 31, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$56	$—	$457	$—	$513
All other current assets	642	3	2,826	(322)	3,149
Property, plant and equipment, net	25	—	36,927	—	36,952
Investments	—	—	5,962	—	5,962
Investments in affiliates	20,437	6,151	—	(26,588)	—
Goodwill	—	8,062	16,501	—	24,563
Notes receivable from affiliates	—	—	1,993	(1,993)	—
Other non-current assets	208	844	4,679	(816)	4,915
Total assets	$21,368	$15,060	$69,345	$(29,719)	$76,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$660	$317	$1,435	$—	$2,412
All other current liabilities	247	124	3,607	(322)	3,656
Long-term debt	3,117	3,987	27,695	—	34,799
Notes payable to affiliates	1,993	—	—	(1,993)	—
Deferred income taxes	2,295	—	3,120	(816)	4,599
Other long-term liabilities and deferred credits	256	71	1,827	—	2,154
Total liabilities	8,568	4,499	37,684	(3,131)	47,620

Stockholders’ equity
Total KMI equity	12,800	10,561	15,603	(26,164)	12,800
Noncontrolling interests	—	—	16,058	(424)	15,634
Total stockholders’ equity	12,800	10,561	31,661	(26,588)	28,434
Total liabilities and stockholders’ equity	$21,368	$15,060	$69,345	$(29,719)	$76,054

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2013 (In Millions)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
ASSETS
Cash and cash equivalents	$83	$—	$515	$—	$598
All other current assets	945	38	2,763	(476)	3,270
Property, plant and equipment, net	10	—	35,837	—	35,847
Investments	—	—	5,951	—	5,951
Investments in affiliates	20,336	6,651	—	(26,987)	—
Goodwill	—	8,062	16,442	—	24,504
Notes receivable from affiliates	—	—	1,993	(1,993)	—
Other non-current assets	227	841	4,759	(812)	5,015
Total assets	$21,601	$15,592	$68,260	$(30,268)	$75,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$175	$400	$1,731	$—	$2,306
All other current liabilities	228	135	3,882	(476)	3,769
Long-term debt	3,371	3,999	26,517	—	33,887
Notes payable to affiliates	1,993	—	—	(1,993)	—
Deferred income taxes	2,426	—	3,037	(812)	4,651
Other long term liabilities and deferred credits	315	69	1,903	—	2,287
Total liabilities	8,508	4,603	37,070	(3,281)	46,900

Stockholders’ equity
Total KMI equity	13,093	10,989	15,596	(26,585)	13,093
Noncontrolling interests	—	—	15,594	(402)	15,192
Total stockholders’ equity	13,093	10,989	31,190	(26,987)	28,285
Total liabilities and stockholders’ equity	$21,601	$15,592	$68,260	$(30,268)	$75,185

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2014 (In Millions) (Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by (used in) operating activities	$526	$(88)	$1,287	$(607)	$1,118

Cash flows from investing activities
Business acquisitions	—	—	(960)	—	(960)
Acquisitions of other assets and investments	—	—	(30)	—	(30)
Capital expenditures	(15)	—	(830)	—	(845)
Loans to related party	—	—	(17)	—	(17)
Funding to affiliates	(235)	(1)	(43)	279	—
Investments in KMP and EPB	(11)	—	—	11	—
Contributions to investments	—	—	(36)	—	(36)
Distributions from equity investments in excess of cumulative earnings	10	—	38	(10)	38
Natural gas storage and natural gas and liquids line-fill	—	—	21	—	21
Other, net	—	—	10	—	10
Net cash (used in) provided by investing activities	(251)	(1)	(1,847)	280	(1,819)

Cash flows from financing activities
Issuance of debt	643	—	4,548	—	5,191
Payment of debt	(408)	(83)	(3,693)	—	(4,184)
Funding from affiliates	39	172	68	(279)	—
Debt issuance costs	(2)	—	(10)	—	(12)
Cash dividends	(425)	—	—	—	(425)
Repurchases of shares and warrants	(149)	—	—	—	(149)
Distributions to parent	—	—	(610)	610	—
Contributions from noncontrolling interests	—	—	688	(4)	684
Distributions to noncontrolling interests	—	—	(479)	—	(479)
Net cash (used in) provided by financing activities	(302)	89	512	327	626

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

Net decrease in cash and cash equivalents	(27)	—	(58)	—	(85)
Cash and cash equivalents, beginning of period	83	—	515	—	598
Cash and cash equivalents, end of period	$56	$—	$457	$—	$513

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2013
(In Millions)
(Unaudited)

	Parent Guarantor	Subsidiary Issuers	Non-guarantor Subsidiaries	Eliminations	Consolidated KMI
Net cash provided by operating activities	$335	$21	$943	$(532)	$767

Cash flows from investing activities
Acquisitions of assets and investments	—	—	(4)	—	(4)
Capital expenditures	(11)	—	(587)	—	(598)
Proceeds from sale of investments	—	—	491	—	491
Repayment from related party	—	—	10	—	10
Funding to affiliates	(65)	(181)	(167)	413	—
Drop down assets to KMP	988	—	(988)	—	—
Investments in KMP and EPB	(7)	(1)	—	8	—
Contributions to investments	(6)	—	(40)	6	(40)
Distributions from equity investments in excess of cumulative earnings	—	—	37	—	37
Natural gas storage and natural gas and liquids line-fill	—	—	10	—	10
Other, net	—	—	(22)	—	(22)
Net cash provided by (used in) investing activities	899	(182)	(1,260)	427	(116)

Cash flows from financing activities
Issuance of debt	520	—	2,699	—	3,219
Payment of debt	(1,230)	(50)	(1,811)	—	(3,091)
Funding from affiliates	55	166	192	(413)	—
Debt issuance costs	—	—	(7)	—	(7)
Cash dividends	(384)	—	—	—	(384)
Repurchases of warrants	(80)	—	—	—	(80)
Distributions to parent	—	—	(530)	530	—
Contributions from noncontrolling interests	—	—	471	(6)	465
Distributions to noncontrolling interests	—	—	(375)	—	(375)
Other, net	—	—	6	(6)	—
Net cash (used in) provided by financing activities	(1,119)	116	645	105	(253)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Net increase (decrease) in cash and cash equivalents	115	(45)	322	—	392
Cash and cash equivalents, beginning of period	3	45	666	—	714
Cash and cash equivalents, end of period	$118	$—	$988	$—	$1,106

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with (i) our accompanying interim consolidated financial statements and related notes (included elsewhere in this report); (ii) our consolidated financial statements and related notes included in our 2013 Form 10-K; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K.

We prepared our consolidated financial statements in accordance with GAAP.

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
Further information about us and information regarding our accounting policies and estimates that we consider to be “critical” can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K.

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

We believe the GAAP measure most directly comparable to cash available to pay dividends is income from continuing operations. A reconciliation of cash available to pay dividends to income from continuing operations is provided below under “—Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operation.” Our non-GAAP measures below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. Cash available to pay dividends and segment EBDA and certain items are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Our computation of cash available to pay dividends and segment EBDA and certain items may differ from similarly titled measures used by others. Management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

directors, including for general and administrative expenses, interest and cash taxes. See a further discussion on KMI dividends below under “—Financial Condition— Cash Flows— KMI Dividends.” The calculation of our cash available to pay dividends, and a reconciliation of this non-GAAP measure to income from continuing operations, for each of the three months ended March 31, 2014 , and 2013 is as follows:
Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended March 31,
	2014	2013
KMP distributions to us
From ownership of general partner interest (a)	$467	$412
On KMP units owned by us (b)	38	36
On KMR shares owned by us (c)	22	20
Total KMP distributions to us	527	468
EPB distributions to us
From ownership of general partner interest (d)	56	49
On EPB units owned by us (e)	59	56
Total EPB distributions to us	115	105
Cash generated from KMP and EPB	642	573
Cash generated from other assets (f)	100	111
Total cash generated	742	684
General and administrative expenses and other (g)	(9)	(11)
Interest expense (h)	(160)	(166)
Cash available to pay dividends before taxes	573	507
Taxes (i)	—	6
Cash available to pay dividends	$573	$513

Weighted Average Shares Outstanding for Dividends (j)	1,036	1,038
Cash Available Per Average Share Outstanding	$0.55	$0.49
Declared Dividend	$0.42	$0.38
_______

(a)
Based on (i) KMP distributions of $1.38 and $1.30 per common unit declared for the three months ended March 31, 2014 and 2013, respectively; (ii) 454 million and 381 million aggregate common units, Class B units and i-units (collectively KMP units) outstanding as of April 30, 2014 and April 29, 2013, respectively; (iii) a waived incentive distribution of $3 million for the first quarter of 2014 related to KMP's APT acquisition; (iv) a waived incentive distribution of $4 million for the first quarter of 2013 related to KMP's acquisition of its initial 50% interest in May 2010, and subsequently, the remaining 50% interest in May 2011 of KinderHawk; and (v) a waived incentive distribution of $30 million for the first quarter of 2014 related to KMP's acquisition of Copano. In addition, we as the general partner of KMP, agreed to waive a portion of our future incentive distribution amounts equal to (i) $30 million for each of our second, third and fourth quarters in 2014, $120 million for 2015, $110 million for 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level related to the Copano acquisition and (ii) $3.25 million for each of our second, third and fourth quarters in 2014, $19 million for 2015 and $6 million for 2016 related to KMP's APT acquisition.

(b)	Based on 28 million KMP units owned by us as of April 30, 2014 and April 29, 2013, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we received as distributions for the three months ended March 31, 2014 and 2013, respectively. We did not sell any KMR shares in the first three months of 2014 or 2013. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)
Based on (i) EPB distributions of $0.65 and $0.62 per common unit declared for the three months ended March 31, 2014 and 2013, respectively; and (ii) 219 million and 216 million common units outstanding as of April 30, 2014 and April 29, 2013, respectively.

(e)	Based on 90 million EPB units owned by us as April 30, 2014 and April 29, 2013, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

(f)
Represents cash available from former EP assets that remain at KMI, including EPNG and El Paso midstream assets for the periods presented prior to their drop-down to KMP, and our 20% interest in NGPL and 50% interest in Citrus, net of general and administrative expenses related to KMI's EP assets. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(g)	Represents corporate general and administrative expenses, corporate sustaining capital expenditures, and other income and expense.

(h)	Represents interest expense on KMI debt (including debt assumed from the EP acquisition and excluding KMP and EPB debt).

(i)
2014 and 2013 taxes were determined based on the income and expenses included in the table, other deductions related to the income included, and the effect of net operating loss carryforwards on cash available to pay dividends.

(j)	Includes weighted average common stock outstanding and unvested restricted stock awards issued to management employees that contain rights to dividends.
Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended March 31,
	2014	2013
Income from continuing operations (a)	$601	$658
DD&A expense (a)	496	415
Amortization of excess cost of equity investments (a)	10	9
Earnings from equity investments (a)	(99)	(101)
Distributions from equity investments	77	101
Distributions from equity investments in excess of cumulative earnings	38	37
Difference between equity investment distributable cash flow and distributions received (b)	77	50
KMP certain items (c)	35	(202)
KMI certain items	(11)	(16)
Difference between taxes from cash available to pay dividends and book taxes	200	280
Difference between cash and book interest expense for KMI	(20)	(25)
Sustaining capital expenditures (d)	(81)	(60)
KMP declared distribution on its limited partner units owned by the public (e)	(566)	(439)
EPB declared distribution on its limited partner units owned by the public (f)	(84)	(78)
Other (g)	(100)	(116)
Cash available to pay dividends	$573	$513
_______

(a)	Consists of the corresponding line items in our unaudited consolidated statements of income included elsewhere in this report.

(b)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

(c)
Consists of items such as hedge ineffectiveness, certain legal and environmental reserves, gain/loss on sale, insurance proceeds from casualty losses, and asset acquisition and/or disposition expenses. 2013 amount includes a $141 million, net of tax, gain on the sale of KMP’s investments in Express pipeline system. For more information, see Note 2 “Acquisitions and Divestitures.”

(d)	We define sustaining capital expenditures as capital expenditures that do not expand the throughput or capacity of an asset.

(e)
Declared distribution multiplied by limited partner units estimated to be or actually outstanding on the applicable record date less units owned by us. Includes distributions on KMR shares. KMP must generate the cash to cover the distributions on the KMR shares, but those distributions are paid in additional shares and KMP retains the cash. We do not have access to that cash.

(f)	Declared distribution multiplied by EPB limited partner units outstanding on the applicable record date less units owned by us.

(g)
Consists of items such as timing and other differences between earnings and cash, KMP’s and EPB's cash flow in excess of their distributions, non-cash purchase accounting adjustments related to the EP acquisition and going private transaction primarily associated with non-cash amortization of debt fair value adjustments.

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all DD&A expenses, and amortization of excess cost of equity investments to be an important measure of our success in maximizing returns to our shareholders. This measure, sometimes referred to in this report as segment EBDA, is more fully defined in footnote (a) to the “–Results of Operations” table below. We also use segment EBDA internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our six reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Results of Operations

	Three Months Ended March 31,
	2014	2013	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,071	$899	$172	19%
CO2–KMP	363	342	21	6%
Products Pipelines–KMP	208	185	23	12%
Terminals–KMP	214	186	28	15%
Kinder Morgan Canada–KMP	48	193	(145)	(75)%
Other	7	4	3	75%
Total Segment EBDA(b)	1,911	1,809	102	6%
DD&A expense	(496)	(415)	(81)	(20)%
Amortization of excess cost of equity investments	(10)	(9)	(1)	(11)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(172)	(140)	(32)	(23)%
Interest expense, net of unallocable interest income(d)	(450)	(409)	(41)	(10)%
Income from continuing operations before unallocable income taxes	792	845	(53)	(6)%
Unallocable income tax expense	(191)	(187)	(4)	(2)%
Income from continuing operations	601	658	(57)	(9)%
Loss from discontinued operations, net of tax	—	(2)	2	100%
Net income	601	656	(55)	(8)%
Net income attributable to noncontrolling interests	(314)	(364)	50	14%
Net income attributable to Kinder Morgan, Inc.	$287	$292	$(5)	(2)%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include KMP’s allocable income tax expense of $9 million and $92 million for the three months ended March 31, 2014 and 2013, respectively.

(b)
2014 and 2013 amounts include a decrease in earnings of $19 million and an increase in earnings of $125 million, respectively, related to the combined effect from all of the 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)
2014 and 2013 amounts include decreases in expense of $4 million and $12 million, respectively, related to the combined effect from all of the 2014 and 2013 certain items related to general and administrative expenses disclosed below in “- General and Administrative, Interest, and Noncontrolling Interests”.

(d)
2014 and 2013 amounts include increases in expense of $19 and $7 million, respectively, related to the combined effect from all of the 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “-General and Administrative, Interest, and Noncontrolling Interests”.

The certain items described in footnotes (b), (c) and (d) to the table above accounted for a $164 million decrease in income from continuing operations before unallocable income taxes in the first quarter of 2014, when compared to the same prior year period. After taking into effect these certain items, the remaining $111 million (16%) quarter-to-quarter increase in income from continuing operations before unallocable income taxes was largely driven by better performance in the first quarter of 2014 from the Natural Gas Pipelines, Terminals–KMP and CO2–KMP business segments.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines

	Three Months Ended March 31,
	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$2,561	$1,756
Operating expenses(b)	(1,565)	(928)
Other income(c)	1	—
Earnings from equity investments(d)	75	72
Interest income and Other, net	2	—
Income tax expense	(3)	(1)
EBDA	1,071	899
Certain items, net (a) (b) (c) (d)	6	2
EBDA before certain items	$1,077	$901

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$809	46%
EBDA before certain items	$176	20%

Natural gas transport volumes (BBtu/d)(e)	28,866.1	28,257.2
Natural gas sales volumes (BBtu/d)(f)	2,254.0	2,357.0
Natural gas gathering volumes (BBtu/d)(g)	2,871.3	2,889.3
_______

(a)	2014 amount includes a decrease in revenues of $4 million related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales.

(b)	2013 amount includes an increase in expense of $1 million related to hurricane clean-up and repair activities.

(c)
2014 amount includes an increase in expense of $2 million related to assets sold that had been revalued as part of the Going Private Transaction and recorded in the application of the purchase method of accounting.

(d)	2013 amount includes a decrease in earnings of $1 million from incremental severance expenses.

(e)
Includes pipeline volumes for TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, EPB, Florida Gas Transmission Company, and Ruby Pipeline, L.L.C. Volumes for acquired pipelines are included for all periods.

(f)	Represents volumes for the Texas intrastate natural gas pipeline group.

(g)
Includes Copano operations, EP midstream assets operations, KinderHawk, Endeavor, Eagle Ford, and Red Cedar Gathering Company throughput volumes. Joint venture throughput is reported at KMP’s ownership share. Volumes for acquired pipelines are included for all periods.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Following is information related to the increases and decreases, in the comparable three month periods of 2014 and 2013:

Three months ended March 31, 2014 versus Three months ended March 31, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Copano operations (excluding Eagle Ford)	$80	n/a	$463	n/a
TGP	35	16%	39	15%
Eagle Ford(a)	24	n/a	145	n/a
Texas Intrastate Natural Gas Pipeline Group	19	21%	273	33%
EPNG	4	5%	13	10%
EP midstream asset operations	3	13%	12	28%
Ruby	7	258%	n/a	n/a
Citrus	3	24%	n/a	n/a
EPB	2	1%	(4)	(1)%
All others (including eliminations)	(1)	(2)%	(132)	(120)%
Total Natural Gas Pipelines	$176	20%	$809	46%
_______
n/a – not applicable

(a)
Equity investment until May 1, 2013.  On that date, as part of KMP’s Copano acquisition, it acquired the remaining 50% ownership interest that it did not already own. Prior to that date, KMP recorded earnings under the equity method of accounting, but it received distributions in amounts essentially equal to equity earnings plus its share of depreciation and amortization expenses less its share of sustaining capital expenditures.

The primary increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the first quarter of 2014 compared to the first quarter of 2013 were attributable to the following:

•
incremental earnings of $80 million from KMP’s Copano operations, which it acquired effective May 1, 2013 (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included below with the 50% ownership interest KMP previously owned);

•
a $35 million (16%) increase from TGP, primarily due to higher revenues from (i) firm transportation and storage due largely to new projects placed in service since the end of the first quarter of 2013; (ii) usage and interruptible transportation services, due to both weather-related increases and higher short-haul volumes; and (iii) natural gas park and loan customer services, due also primarily to colder winter weather relative to the first quarter of 2013;

•
incremental earnings of $24 million from KMP’s total (100%) Eagle Ford natural gas gathering operations, due mainly to the incremental 50% ownership interest it acquired as part of its acquisition of Copano effective May 1, 2013 and to higher natural gas gathering volumes from the Eagle Ford shale formation; and

•
a $19 million (21%) increase from KMP’s Texas intrastate natural gas pipeline group, due largely to higher natural gas sales, transportation, and storage margins, all driven in part by colder weather in the first quarter of 2014.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended March 31,
	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$483	$429
Operating expenses	(125)	(92)
Earnings from equity investments	7	6
Income tax expense	(2)	(1)
EBDA	363	342
Certain items (a)	3	(2)
EBDA before certain items	$366	$340

Change from prior period	Increase/(Decrease)
Revenues before certain items (a)	$59	14%
EBDA before certain items	$26	8%

Southwest Colorado CO2 production (gross)(Bcf/d)(b)	1.3	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(b)	0.6	0.5
SACROC oil production (gross)(MBbl/d)(c)	31.8	30.7
SACROC oil production (net)(MBbl/d)(d)	26.4	25.6
Yates oil production (gross)(MBbl/d)(c)	19.6	20.5
Yates oil production (net)(MBbl/d)(d)	8.7	9.1
Katz oil production (gross)(MBbl/d)(c)	3.5	2.1
Katz oil production (net)(MBbl/d)(d)	2.9	1.7
Goldsmith oil production (gross)(MBbl/d)(c)	1.2	n/a
Goldsmith oil production (net)(MBbl/d)(d)	1.0	n/a
NGL sales volumes (net)(MBbl/d)(d)	9.9	10.3
Realized weighted-average oil price per Bbl(e)	$91.89	$86.85
Realized weighted-average NGL price per Bbl(f)	$49.44	$46.48
_______
n/a – not applicable

(a)	2014 and 2013 amounts include unrealized losses of $3 million and unrealized gains of $2 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

(b)	Includes McElmo Dome and Doe Canyon sales volumes.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

For each of the segment’s two primary businesses, following is information related to the increases and decreases, in the comparable three month periods of 2014 and 2013:

Three months ended March 31, 2014 versus Three months ended March 31, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Sales and Transportation Activities	$20	22%	$26	25%
Oil and Gas Producing Activities	6	2%	38	11%
Intrasegment eliminations	—	—%	(5)	(29)%
Total CO2–KMP	$26	8%	$59	14%

The quarter-to-quarter increase in EBDA from the segment’s sales and transportation activities was primarily revenue related, largely attributable to the following:

•
a $24 million (34%) increase in CO2 sales revenues driven by an 18% increase in average sales prices. The increase in sales prices was due primarily to two factors: (i) a change in the mix of contracts resulting in more CO2 being delivered under higher price contracts and (ii) heavier weighting of new CO2 contract prices to the price of crude oil. CO2 sales volumes were also higher by 14% in the first quarter of 2014 versus the first quarter of 2013.

The quarter-to-quarter increase in EBDA from oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, was largely due to the following:

•
a $37 million (13%) increase from higher crude oil sales revenues, due primarily to 6% increase in KMP’s realized weighted average price per barrel of crude oil, and partly due to higher oil sales volumes. Overall crude oil sales volumes increased 7% in the first quarter of 2014, when compared to the first quarter last year. The increase in sales volumes was due primarily to higher production at the Katz field unit, incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and higher production at the SACROC unit (volumes presented in the results of operations table above). The increase in revenue was partially offset by an increase in power costs that was due to higher gas and water volumes and market pricing. In addition, operating costs increased due to higher property taxes and severance taxes related to the increase in revenue. Incremental well work-over costs at KMP’s recently acquired Goldsmith property also contributed to an increase in operating expenses.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended March 31,
	2014	2013
	(In millions, except operating statistics)
Revenues	$534	$454
Operating expenses(a)	(339)	(281)
Other income(b)	3	—
Earnings from equity investments	12	12
Interest income and Other, net	(1)	—
Income tax expense	(1)	—
EBDA	208	185
Certain items, net (a) (b)	(4)	15
EBDA before certain items	$204	$200

Change from prior period	Increase/(Decrease)
Revenues	$80	18%
EBDA before certain items	$4	2%

Gasoline (MMBbl)(c)	103.0	97.8
Diesel fuel (MMBbl)	35.6	32.8
Jet fuel (MMBbl)	27.4	27.2
Total refined product volumes (MMBbl)(d)	166.0	157.8
NGL (MMBbl)(e)	8.8	9.8
Condensate (MMBbl)(f)	4.6	2.0
Total delivery volumes (MMBbl)	179.4	169.6
Ethanol (MMBbl)(g)	9.7	8.7
_______

(a)
2014 amount includes a $1 million decrease in expense associated with capitalized overhead costs associated with a certain Pacific operations litigation matter. 2013 amount includes a $15 million increase in expense associated with a rate case liability adjustment related to a certain West Coast terminal environmental matter.

(b)	2014 amount represents a gain from the sale of propane pipeline line-fill.

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation Pipe Line Company, Calnev, Central Florida and Parkway pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Kinder Morgan Crude & Condensate and Double Eagle pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Following is information related to the increases and decreases, in the comparable three month periods of 2014 and 2013.

Three months ended March 31, 2014 versus Three months ended March 31, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$5	111%	$23	453%
Transmix operations	3	23%	51	23%
Southeast terminal operations	2	11%	5	18%
Parkway Pipeline	2	186%	(1)	(78)%
Cochin Pipeline	(5)	(18)%	(6)	(19)%
Pacific operations	(3)	(5)%	2	2%
West Coast terminal operations	(2)	(9)%	(2)	(5)%
All others (including eliminations)	2	5%	8	21%
Total Products Pipelines–KMP	$4	2%	$80	18%

The primary increases and decreases in the Products Pipelines–KMP  business segment’s EBDA in the comparable three month periods of 2014 and 2013 included the following:

•	a $5 million (111%) increase from KMP’s Kinder Morgan Crude Oil & Condensate Pipeline, due mainly to a 63% increase in pipeline throughput volumes;

•	a $3 million (23%) increase from KMP’s transmix processing operations due to higher volumes and margins at various transmix sales plants;

•	a $2 million (11%) increase from KMP’s Southeast terminal operations, driven by higher volumes and revenues and higher physical inventory gains;

•	incremental earnings of $2 million from KMP’s 50%-owned Parkway Pipeline , which was placed into service in September 2013;

•	a $5 million (18%) decrease from KMP’s Cochin Pipeline primarily due to lower terminal, storage and petrochemical volumes and associated revenues;

•	a $3 million (5%) decrease from KMP’s Pacific operations due primarily to an unfavorable settlement of a certain litigation matter in the first quarter of 2014; and

•	a $2 million (9%) decrease from KMP’s West Coast terminal operations, primarily due to lower volumes.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended March 31,
	2014	2013
	(In millions, except operating statistics)
Revenues	$391	$337
Operating expenses(a)	(183)	(157)
Other expense(b)	(1)	—
Earnings from equity investments	5	7
Interest income and Other, net	1	1
Income tax benefit (expense)(c)	1	(2)
EBDA	214	186
Certain items, net (a) (b) (c)	14	1
EBDA before certain items	$228	$187

Change from prior period	Increase/(Decrease)
Revenues	$54	16%
EBDA before certain items	$41	22%

Bulk transload tonnage (MMtons)(d)	21.6	22.4
Ethanol (MMBbl)	16.5	15.2
Liquids leaseable capacity (MMBbl)	71.6	60.5
Liquids utilization %(e)	94.4%	95.1%
______

(a)
2014 and 2013 amounts include increases in expense of $7 million and $1 million, respectively, related to hurricane clean-up and repair activities at KMP’s New York Harbor and Mid-Atlantic terminals. 2014 amount also includes a $10 million increase in expense primarily associated with a legal liability adjustment related to a certain litigation matter.

(b)	2014 amount represents a casualty indemnification loss, related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals.

(c)	2014 amount includes a $4 million decrease in expense (representing tax savings) related to the pre-tax expense amount associated with the litigation matter mentioned in footnote (a).

(d)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(e)	The ratio of KMP’s actual leased capacity (excluding the capacity of tanks out of service) to its estimated potential capacity.

The Terminals–KMP business segment includes the operations of the petroleum, chemical and other liquids terminal facilities (other than those included in the Products Pipelines–KMP segment), and all of the coal, petroleum coke, fertilizer, steel, ores and other dry-bulk material services facilities.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Following is information related to the increases and decreases, in the comparable three month periods of 2014 and 2013.

Three months ended March 31, 2014 versus Three months ended March 31, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$13	n/a	$22	n/a
Gulf Liquids	9	19%	8	13%
West	7	37%	10	31%
Gulf Bulk	5	38%	7	22%
Gulf Central	4	118%	9	989%
All others (including intrasegment eliminations and unallocated income tax expenses)	3	2%	(2)	(1)%
Total Terminals–KMP	$41	22%	$54	16%

The primary increases and decreases in the Terminals -KMP business segment’s EBDA in the comparable three month periods of 2014 and 2013 included the following:

•	The $13 million increase from acquired assets and businesses relates primarily to the incremental earnings for the marine operations KMP acquired effective January 17, 2014 (KMP’s APT acquisition).

•
The higher earnings from KMP’s Gulf Liquids terminals were mainly due to higher liquids warehousing revenues from its Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services, and new and incremental customer agreements at higher rates, including new tankage from KMP’s expansion projects.

•
KMP also realized higher quarter-to-quarter earnings in 2014 from its West region terminals (driven by the completion of expansion projects since the end of the first quarter of 2013), its Gulf Bulk terminals (driven by higher volumes in the first quarter of 2014, due in large part to refinery and coker shutdowns in the first quarter of 2013 as a result of turnarounds taken), and its Gulf Central terminals (driven by higher earnings from BOSTCO, KMP’s oil terminal joint venture, of which it owns approximately 55%, located on the Houston Ship Channel that began operations in October 2013).

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended March 31,
	2014	2013
	(In millions, except operating statistics)
Revenues	$69	$72
Operating expenses	(24)	(25)
Earnings from equity investments	—	4
Interest income and Other, net(a)	7	230
Income tax expense(b)	(4)	(88)
EBDA	48	193
Certain items, net (a) (b)	—	(141)
EBDA before certain items	$48	$52

Change from prior period	Increase/(Decrease)
Revenues	$(3)	(4)%
EBDA before certain items	$(4)	(8)%

Transport volumes (MMBbl)(c)	25.0	26.7
_______

(a)	2013 amount includes a gain of $225 million from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)
2013 amount includes an increase of $84 million related to the pre-tax gain amount associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express crude oil pipeline system. Following is information related to the increases and decreases, in the comparable three month periods of 2014 and 2013.

Three months ended March 31, 2014 versus Three months ended March 31, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(4)	(7)%	$(3)	(4)%
Express Pipeline(a)	—	—%	n/a	n/a
Total Kinder Morgan Canada–KMP	$(4)	(8)%	$(3)	(4)%
_______

(a)	Equity investment, accordingly, KMP recorded earnings under the equity method of accounting. However, KMP sold its debt and equity investments in Express effective March 14, 2013.

The decrease in Trans Mountain’s earnings was driven by a $5 million unfavorable impact from foreign currency translation. Due to the weakening of the Canadian dollar since the end of the first quarter of 2013, KMP translated Canadian denominated income and expense amounts into fewer U.S. dollars in 2014.

Other

Our other segment results are driven by activities from other miscellaneous assets and liabilities purchased in our 2012 EP acquisition that were not allocated to the above segments. There were earnings of $7 million and $4 million from this segment for the three months ended March 31, 2014 and 2013, respectively.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

General and Administrative, Interest, and Noncontrolling Interest

	Three Months Ended March 31,
	2014	2013	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(b)	$(1)	$(14)	$13	93%
KMP general and administrative expense(c)	153	134	19	14%
EPB general and administrative expense	20	20	—	—%
Consolidated general and administrative expense	$172	$140	$32	23%

KMI interest expense, net of unallocable interest income(d)	$138	$132	$6	5%
KMP interest expense, net of unallocable interest income(e)	239	202	37	18%
EPB interest expense, net of unallocable interest income	73	75	(2)	(3)%
Unallocable interest expense net of interest income and other, net	$450	$409	$41	10%

KMR noncontrolling interests	$46	$60	$(14)	(23)%
KMP noncontrolling interests	196	227	(31)	(14)%
EPB noncontrolling interests	72	77	(5)	(6)%
Net income attributable to noncontrolling interests	$314	$364	$(50)	(14)%
_______

(a)
2014 amount includes decreases in expense of (i) $9 million related to post-merger pension credit; and (ii) $7 million elimination of intercompany rent expense included in KMP and EPB general and administrative expenses, partially offset by increases in expense of $3 million for other certain items. 2013 amount includes decreases in expense of (i) $15 million related to post-merger pension credit; (ii) $6 million elimination of intercompany rent expense included in KMP and EPB general and administrative expenses; and (iii) $5 million for other certain items.

(b)
For both the three months ended March 31, 2014 and 2013, the NGPL Holdco LLC fixed fee revenues of $9 million have been included in the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(c)
2014 amount includes (i) a $6 million increase in severance expense allocated to KMP from us (associated with both KMP’s March 2013 asset drop-down group and assets it acquired from us in August 2012; however, KMP does not have any obligation, nor did it pay any amounts related to this expense); (ii) a $1 million increase in expense associated with unallocated business acquisition costs; and (iii) a $1 million decrease in expense associated with capitalized overhead costs related to a certain Pacific operations litigation matter. 2013 amount also includes (i) a $9 million increase in expense attributable to KMP’s March 2013 drop-down asset group for periods prior to its March 1, 2013 acquisition date; (ii) a $4 million increase in expense associated with unallocated legal expenses and certain asset and business acquisition costs; and (iii) a $1 million increase in severance expense allocated to KMP from us (associated with both the March 2013 asset drop-down group and assets KMP acquired from us in August 2012); however, KMP does not have any obligation, nor did it pay any amounts related to this expense.

(d)
2014 and 2013 amounts include (i) $2 million and $3 million, respectively, of amortization of capitalized financing fees which were associated with the EP acquisition and (ii) $6 million and $4 million, respectively, of interest on margin for marketing contracts.

(e)
2014 amount includes a $13 million increase in interest expense associated with a certain Pacific operations litigation matter, and a $2 million decrease in interest expense associated with debt fair value adjustments recorded in purchase accounting for KMP’s Copano acquisition. 2013 amount includes a $15 million increase in interest expense attributable to KMP’s March 2013 drop-down asset group for periods prior to the March 1, 2013 acquisition date.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests. Our general and administrative expenses include such items as unallocated salaries and employee-related expenses, employee benefits, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services–including accounting, information technology, human resources and legal services. These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason, we do not specifically allocate our general and administrative expenses to our business segments. As discussed previously, we use segment EBDA internally as a measure of profit and loss to evaluate segment performance, and each of our segment’s EBDA includes all costs directly incurred by that segment.

Combined, the certain items described in footnotes (a) and (b) to the table above accounted for a $13 million increase in KMI’s general and administrative expenses in the first quarter of 2014, when compared to the same prior year period.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Excluding these certain items, KMI’s general and administrative expenses for the first quarter of 2014 when compared to the same prior year period were essentially flat.

The certain items described in footnote (c) to the table above accounted for an $8 million decrease in KMP’s general and administrative expenses in the first quarter of 2014, when compared to the same prior year period. The remaining $27 million (23%) quarter-to-quarter increase in expense was largely driven by the acquisition of additional businesses, associated primarily with KMP’s acquisition of both Copano (effective May 1, 2013) and the March 2013 drop-down asset group from us (effective March 1, 2013). Additional drivers were increased benefits costs and higher segment labor.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount. After taking into effect the certain items described in footnote (d) to the table above, KMI’s remaining unallocable interest expense increased $5 million (4%) in the first quarter of 2014, when compared to the first quarter of 2013. This increase was primarily due to the refinancing of short-term KMI credit facility debt with a $1.5 billion long-term debt issuance in November 2013, which had a higher interest rate. This increase was partially offset by (i) interest expense on the EP term loan before it was paid off in March 2013 with proceeds KMI received from the March 2013 drop-down transaction and (ii) a lower average outstanding balance on the KMI credit facility during the first quarter of 2014 as compared to the first quarter of 2013.

After taking into effect the certain item described in footnote (e) to the table above, KMP’s unallocable interest expense increased $41 million (22%) in the first quarter of 2014, when compared to the first quarter of 2013. The increase was driven by higher average debt levels (average borrowings for the three month period ended March 31, 2014 increased 16%, when compared to the same period a year ago), largely due to the capital expenditures, joint venture contributions and business acquisitions KMP has made since the end of the first quarter of 2013. The weighted average interest rate on all of KMP’s borrowings-including both short-term and long-term borrowing amounts-was essentially flat across both three month periods (from 4.57% for the first quarter of 2013 to 4.60% for the first quarter of 2014).

We, and our subsidiary KMP, swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2014 and December 31, 2013, approximately 28% and 27%, respectively, of KMI’s and 27% and 29%, respectively, of KMP’s consolidated debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management.”

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, decreased $50 million (14%) for the first quarter of 2014 as compared with the same prior year period.  The decrease was primarily due to our noncontrolling interest’s portion of KMP’s $141 million after-tax gain on the sale of its investments in the Express pipeline system in 2013.

Income Taxes

Our tax expense from income from continuing operations for the three months ended March 31, 2014 is approximately $200 million as compared with tax expense of $279 million for the same period of 2013. The $79 million decrease in tax expense is primarily due to the tax expense in 2013 as a result of KMP’s sale of its one-third interest in the Express-Platte pipeline; partially offset by the tax benefit in 2013 of a decrease in the deferred state tax rate as a result of the March 2013 drop-down transaction.

Financial Condition

General

As of March 31, 2014, we had a combined $513 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), a decrease of $85 million (14%) from December 31, 2013. We believe our cash position and remaining borrowing capacity discussed below in “—Short-term Liquidity” and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt interest payments, sustaining capital expenditures, quarterly dividend payments and our subsidiaries’ quarterly distributions.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Expansion capital expenditures, acquisitions and debt principal payments, as such debt principal payments become due, have historically been funded by us and our subsidiaries through (i) additional borrowings (including commercial paper issuances by KMP); (ii) the issuance of additional common stock by us; (iii) issuance of shares by KMR with proceeds used for its purchase of additional KMP i-units; (iv) issuance of common units by KMP or EPB; (v) for KMP, retained cash which may result from distributing additional i-units to KMR rather than cash; and (vi) in some instances, proceeds from divestitures.

In addition, KMP has funded a portion of its historical expansion capital expenditures and working capital deficits with retained cash, including from i-units owned by KMR in the determination of KMP’s cash distributions per unit, but paying quarterly distributions on i-units in additional i-units rather than cash and from distributable cash flows generated in excess of what KMP distributes to its limited partners and KMGP.

Credit Ratings and Capital Market Liquidity

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
In March 2014, Standard & Poor's Rating Services upgraded EPPOC's corporate credit rating to BBB from BBB- and revised EPPOC’s and KMI’s outlook from positive to stable. Moody’s Investor Services affirmed EPPOC’s corporate credit rating of Ba1 and revised its outlook from positive to stable.

Short-term Liquidity

As of March 31, 2014, our principal sources of short-term liquidity were (i) KMI, KMP and EPB’s respective credit facilities (discussed following); (ii) KMP’s $2.7 billion short-term commercial paper program; and (iii) cash from operations.  The loan commitments under the facilities can be used to fund borrowings for the respective entity’s general corporate or partnership purposes, and KMP’s facility can be used as a backup for its commercial paper program.  We provide for liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities and have consistently generated strong cash flow from operations, providing a source of funds of $1,118 million and $767 million in the first three months of 2014 and 2013, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

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

	March 31, 2014
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, six-year secured revolver, due December 2014	$410	$1,265
KMP
$2.7 billion, five-year unsecured revolver, due May 2018	$419	$2,079
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$1,000

Our combined balance of short-term debt as of March 31, 2014 was $2,412 million, primarily consisting of (i) $829 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.7 billion commercial paper

Table of Contents	Kinder Morgan, Inc. Form 10-Q

program; (ii) $500 million in principal amount of KMP’s 5.125% senior notes that mature November 15, 2014; (iii) $300 million in principal amount of KMP’s 5.625% senior notes that mature February 15, 2015; (iv) $250 million in principal amount of KMI’s 5.15% senior notes that mature March 1, 2015; (v) $207 million in principal amount of EP’s 6.875% senior notes that mature on June 15, 2014; and (vi) a combined $110 million of borrowings outstanding under EP credit facilities. KMP and EPB intend to refinance its respective current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings (for KMP) or credit facility borrowings to replace maturing commercial paper and current maturities of long-term debt.  KMI intends to refinance its short-term debt through additional credit facility borrowings to replace maturing credit facility borrowings, issuing new long-term debt, or with proceeds from asset sales. Our combined balance of short-term debt as of December 31, 2013 was $2,306 million.

We had working capital deficits of $2,406 million and $2,207 million as of March 31, 2014 and December 31, 2013, respectively.  The overall $199 million (9)% unfavorable change from year-end 2013 was primarily due to (i) a net increase in KMI’s credit facility borrowings; and (ii) a net increase in KMI and KMP’s current maturities. The overall increase in our working capital deficit was partially offset by a net decrease in KMP’s commercial paper borrowings. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our combined cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances (discussed below in “—Long-term Financing”).

Long-term Financing

As of March 31, 2014 and December 31, 2013, the consolidated balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $34,413 million and $33,062 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

KMI and some of its direct and indirect subsidiaries (referred to as the Combined Other Guarantor Subsidiaries), guarantee the payment of certain of El Paso’s (formerly known as El Paso Corporation) outstanding debt. As of the successor date of August 13, 2012, each series of El Paso outstanding notes in aggregate principal amount became guaranteed on a senior unsecured basis by KMI and the Combined Other Guarantor Subsidiaries. As of both March 31, 2014 and December 31, 2013, approximately $3.8 billion in aggregate principal amount of these series of El Paso senior notes is outstanding. See Note 13 “Guarantee of Securities of Subsidiaries.”

For additional information about our debt-related transactions in the first three months of 2014, see Note 3 “Debt.”  For information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2013 Form 10-K.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. Capital expenditures include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion, or discretionary capital expenditures). These distinctions are used when determining cash from operations pursuant to our subsidiaries’ MLP partnership agreements (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. Maintenance capital expenditures are those which maintain throughput or capacity. Thus under the MLP partnership agreements, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one.

Generally, the determination of whether a capital expenditure is classified as maintenance or as capital additions and improvements is made on a project level. The classification of the MLP’s capital expenditures as capital additions and improvements or as maintenance capital expenditures under the MLP partnership agreements is left to the good faith determination of KMGP as KMP’s general partner and El Paso Pipeline GP Company, L.L.C. as EPB’s general partner, which is deemed conclusive.

Generally we fund our sustaining capital expenditures with existing cash or from cash flows from operations, and we initially fund our discretionary capital expenditures through borrowings under our credit facilities (or commercial paper program for KMP) until the amount borrowed is of a sufficient size to cost effectively replace the initial funding with long-term debt, or equity (including for KMP, retained cash related to its i-unit distributions to KMR), or both.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

  Our capital expenditures for the three months ended March 31, 2014, and the amount we expect to spend for the remainder of 2014 to grow and sustain our businesses are as follows (in millions):

	Three Months Ended March 31, 2014	2014 Remaining	Total
Sustaining capital expenditures (a)
KMP	$72	$374	$446
EPB	6	40	46
KMI	3	63	66
Total sustaining capital expenditures	$81	$477	$558
Discretionary capital expenditures (b)(c)	$722	$3,426	$4,148
_______

(a)
Three-month 2014 amount, 2014 Remaining amount, and Total 2014 amount include $3 million, $65 million, and $68 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Three-month 2014 amount (i) includes $71 million of discretionary capital expenditures of unconsolidated joint ventures and acquisitions; (ii) excludes a combined $116 million net change from accrued capital expenditures, contractor retainage and amounts primarily related to contributions from KMP’s noncontrolling interests to fund a portion of certain capital projects.

(c)
2014 Remaining amount includes contributions to certain unconsolidated joint ventures and small acquisitions, net of contributions estimated from unaffiliated joint venture partners for consolidated investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2013 in our 2013 Form 10-K.

Cash Flows

The following table summarizes our net cash flows from operating, investing and financing activities for each period presented.

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)
	(In millions)
Net cash provided by (used in):
Operating activities	$1,118	$767	$351
Investing activities	(1,819)	(116)	(1,703)
Financing activities	626	(253)	879

Effect of exchange rate changes on cash	(10)	(6)	(4)

Net (decrease) increase in cash and cash equivalents	$(85)	$392	$(477)

Operating Activities

The net increase of $351 (46%) million in cash provided by operating activities in the first quarter of 2014 compared to the respective 2013 was primarily attributable to:

•
a $193 million increase in cash from overall higher net income after adjusting our period-to-period $55 million decrease in net income for non-cash items primarily consisting of the 2013 gain on the sale of KMP’s investments in the Express pipeline system; DD&A; and deferred income taxes; and

•
a $173 million increase associated with net changes in working capital items and non-current assets and liabilities. The overall increase in cash was driven primarily by higher cash inflows from favorable changes in trade receivables.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Investing Activities
The $1,703 million net increase in cash used in investing activities in the first quarter of 2014 compared to the respective 2013 was primarily attributable to:

•	a $960 million increase in cash used due to the payment KMP made in January 2014 for the APT acquisition (discussed in Note 2 “Acquisitions and Divestitures”);

•
a combined $491 million of proceeds received in 2013 from both KMP’s sale of the investments in the Express pipeline system and our sale of BBPP Holding Ltds (both discussed in Note 2 “Acquisitions and Divestitures”); and

•	a $247 million increase in cash used in 2014 due to higher capital expenditures, as described above in “—Capital Expenditures.”
Financing Activities
The net increase of $879 million in cash from financing activities in the first quarter of 2014 compared to the respective 2013 was primarily attributable to:

•	an $874 million net increase in cash from overall debt financing activities primarily due to $947 million of repayments made on the acquisition debt in the first quarter of 2013;

•
a $219 million increase in contributions provided by noncontrolling interests, primarily reflecting the following (i) the $240 million incremental proceeds received from the sales of additional KMP common units in the first quarter of 2014 versus the respective 2013 period; and (ii) the $14 million incremental proceeds EPB received from the issuance of its common units in the first quarter of 2014 versus the respective 2013 period excluding the common units issued to its general partner. These increases were partially offset by a $35 million decrease in other noncontrolling interests contributions, mainly due to the contributions KMP received from its BOSTCO partners in the first quarter of 2013;

•	a $104 million decrease in cash associated with distributions to noncontrolling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB;

•	a $69 million decrease in cash due to higher combined repurchases of shares and warrants; and

•	a $41 million decrease in cash due to higher dividend payments.

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

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2013	$0.41	January 15, 2014	January 31, 2014	February 18, 2014
March 31, 2014	$0.42	April 16, 2014	April 30, 2014	May 16, 2014

We expect to declare dividends of $1.72 per share for 2014, an 8% increase over our 2013 declared dividends of $1.60 per share. Growth in 2014 is expected to being driven by continued strong performance at KMP and contributions from EPB. The growth at KMI from KMP and EPB will be partially offset by the loss of income from the 2013 sales (drop-downs) of certain assets to KMP, and the budgeted and recently announced 2014 sales (drop-downs) of certain assets to EPB. On April 28, 2014, EPB announced that it will acquire from us our 50% interest in Ruby Pipeline, our 50% interest in Gulf LNG and our 47.5% interest in Young Gas Storage in May 2014. The terms of this drop-down transaction were approved on our behalf by the independent members of our board of directors and on EPB’s behalf by its general partner's board of directors following the receipt of separate fairness opinions from different investment banks.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

KMP

At March 31, 2014, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 43 million limited partner units of KMP. These units, which consist of 22 million common units, 5 million Class B units and 16 million i-units, represent approximately 9.7% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at March 31, 2014, our limited partner and general partner interests represented approximately 11.5% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by KMGP, the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between KMGP, as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests. For further information about the partnership distributions KMP paid in the first quarters of 2014 and 2013 (for the fourth quarterly periods of 2013 and 2012, respectively), see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

On April 16, 2014, KMP declared a cash distribution of $1.38 per unit for the first quarter of 2014 compared to the $1.30 per unit distribution KMP made for the first quarter of 2013.

As a result of KMP’s Copano acquisition, KMGP, as general partner of KMP, intends to forgo incentive distribution amounts of $120 million in 2014, $120 million in 2015, $110 million in 2016, and annual amounts thereafter decreasing by $5 million per year from the 2016 level. As a result of the APT acquisition, KMGP has agreed to waive incentive distribution amounts of $13 million for 2014, $19 million for 2015 and $6 million for 2016 to facilitate the transaction.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and NGL, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are NGL volumes. KMP’s 2014 budget assumes an average WTI crude oil price of approximately $96.15 per barrel (with some minor adjustments for timing, quality and location differences) in 2014, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2014 budget), KMP currently expects the average price of WTI crude oil will be approximately $96.62 per barrel in 2014. For 2014, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $7 million on a full year basis (or approximately 0.125% of KMP’s combined business segments’ anticipated EBDA). This sensitivity to the average WTI price is very similar to what KMP experienced in 2013.

EPB

As of March 31, 2014, we owned approximately 90 million limited partner units of EPB, representing approximately 40% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.

EPB’s partnership agreement requires that it distribute 100% of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning EPB’s partnership distributions.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

On April 16, 2014, EPB declared a cash distribution of $0.65 per unit for the first quarter of 2014 compared to the $0.62 per unit distribution EPB made for the three months ended March 31, 2013.

For further information about the partnership distributions EPB paid in the first quarter of 2014 (for the fourth quarterly period of 2013), see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A in our 2013 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management.”

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Item 4.  Controls and Procedures.

As of March 31, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 10 entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2013 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Our Purchases of Our Class P Shares and Warrants

Period	Total number of securities purchased(a)	Average price paid per security	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
January 1 to January 31, 2014	—	$—	—	$94,140,938
February 1 to February 28, 2014
Class P Shares	2,780,337	$33.84	2,780,337	$36,707
March 1 to March 31, 2014
Warrants	31,045,227	$1.78	31,045,227	$44,783,190
Total
Class P Shares	2,780,337	$33.84	2,780,337
Warrants	31,045,227	$1.78	31,045,227
				$44,783,190
_______

(a)
On March 4, 2014, we announced that our board of directors had approved a separate share and warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of additional shares and warrants. This $100 million program is in addition to the previously announced repurchase programs, including our board authorized $250 million share and warrant repurchase program that was announced on October 16, 2013.

Item 3.  Defaults Upon Senior Securities.

None.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) our Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for three months ended March 31, 2014 and 2013; (v) our Consolidated Statements of Stockholders’ Equity for three months ended March 31, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 30, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)