Form 10-Q
period 2014-06-30
KINDER MORGAN, INC.
filed 2014-07-31
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of July 25, 2014, the registrant had 1,028,223,019 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

APT	=	American Petroleum Tankers	KinderHawk	=	KinderHawk Field Services LLC
BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMEP	=	Kinder Morgan Energy Partners, L.P.
Calnev	=	Calnev Pipe Line LLC	KMGP	=	Kinder Morgan G.P., Inc.
Copano	=	Copano Energy, L.L.C.	KMI	=	Kinder Morgan Inc. and its majority-owned and/or controlled subsidiaries, excluding KMP and EPB
Eagle Ford Gathering	=	Eagle Ford Gathering LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
El Paso	=	El Paso Holdco LLC	KMR	=	Kinder Morgan Management, LLC
EP	=	El Paso Corporation and its its majority-owned and controlled subsidiaries	SFPP	=	SFPP, L.P.
EPB	=	El Paso Pipeline Partners, L.P. and its majority-owned and controlled subsidiaries	SLNG	=	Southern LNG Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” or “our,” are intended to mean Kinder Morgan, Inc. and/or its majority-owned and controlled subsidiaries.

Common Industry and Other Terms
BBtu/d	=	billion British Thermal Units per day	LIBOR	=	London Interbank Offered Rate
Bcf/d	=	billion cubic feet per day	LLC	=	limited liability company
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl/d	=	thousands of barrels per day
CO2	=	carbon dioxide	MMBbl/d	=	millions barrels per day
CPUC	=	California Public Utilities Commission	MLP	=	master limited partnership
DD&A	=	depreciation, depletion and amortization	NGL	=	natural gas liquids
EBDA	=	earnings before depreciation, depletion and amortization expenses	NYSE	=	New York Stock Exchange
EPA	=	United States Environmental Protection Agency	OTC	=	over-the-counter
FASB	=	Financial Accounting Standards Board	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
FERC	=	Federal Energy Regulatory Commission	WTI	=	West Texas Intermediate
GAAP	=	United States Generally Accepted Accounting Principles
When we refer to cubic feet measurements, all measurements are at a pressure of 14.73 pounds per square inch.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Natural gas sales	$1,014	$944	$2,111	$1,681
Services	1,812	1,602	3,641	3,206
Product sales and other	1,111	836	2,232	1,555
Total Revenues	3,937	3,382	7,984	6,442

Operating Costs, Expenses and Other
Costs of sales	1,610	1,254	3,253	2,224
Operations and maintenance	540	643	1,023	1,062
Depreciation, depletion and amortization	502	445	998	860
General and administrative	154	183	326	323
Taxes, other than income taxes	111	102	221	200
Other expense (income), net	7	(17)	3	(16)
Total Operating Costs, Expenses and Other	2,924	2,610	5,824	4,653

Operating Income	1,013	772	2,160	1,789

Other Income (Expense)
Earnings from equity investments	100	93	199	194
Amortization of excess cost of equity investments	(11)	(9)	(21)	(18)
Interest, net	(440)	(427)	(888)	(829)
Gain on remeasurement of previously held equity interest in Eagle Ford Gathering to fair value (Note 2)	—	558	—	558
Gain on sale of investments in Express pipeline system (Note 2)	—	—	—	225
Other, net	13	19	26	24
Total Other (Expense) Income	(338)	234	(684)	154

Income from Continuing Operations Before Income Taxes	675	1,006	1,476	1,943

Income Tax Expense	(178)	(225)	(378)	(504)

Income from Continuing Operations	497	781	1,098	1,439

Loss from Discontinued Operations, Net of Tax	—	—	—	(2)

Net Income	497	781	1,098	1,437

Net Income Attributable to Noncontrolling Interests	(213)	(504)	(527)	(868)

Net Income Attributable to Kinder Morgan, Inc.	$284	$277	$571	$569

Basic and Diluted Earning Per Common Share
From Continuing Operations	$0.27	$0.27	$0.55	$0.55
From Discontinued Operations	—	—	—	—
Total Basic and Diluted Earnings Per Common Share	$0.27	$0.27	$0.55	$0.55

Basic Weighted-Average Number of Shares Outstanding	1,028	1,036	1,028	1,036
Diluted Weighted-Average Number of Shares Outstanding	1,028	1,038	1,028	1,038

Dividends Per Common Share Declared for the Period	$0.43	$0.40	$0.85	$0.78

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Kinder Morgan, Inc.
Net income	$284	$277	$571	$569
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $21, $(16), $32 and $(10), respectively)	(37)	36	(56)	20
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(4), $2, $(7) and $3, respectively)	6	(1)	12	(5)
Foreign currency translation adjustments (net of tax (expense) benefit of $(13), $12, $1 and $19, respectively)	23	(28)	(2)	(45)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $1, $(1), $1 and $(1), respectively)	2	1	2	—
Total other comprehensive (loss) income	(6)	8	(44)	(30)
Total comprehensive income	278	285	527	539

Noncontrolling Interests
Net income	213	504	527	868
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $6, $(5), $9, and $(2) respectively)	(59)	26	(85)	11
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(1), $1, $(2) and $1, respectively)	10	(2)	18	(4)
Foreign currency translation adjustments (net of tax (expense) benefit of $(4), $4, $- and $6, respectively)	33	(26)	(4)	(42)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit of $-, $-, $- and $-, respectively)	—	—	(1)	—
Total other comprehensive loss	(16)	(2)	(72)	(35)
Total comprehensive income	197	502	455	833

Total
Net income	497	781	1,098	1,437
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit (expense) of $27, $(21), $41 and $(12), respectively)	(96)	62	(141)	31
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(5), $3, $(9) and $4, respectively)	16	(3)	30	(9)
Foreign currency translation adjustments (net of tax (expense) benefit of $(17), $16, $1 and $25, respectively)	56	(54)	(6)	(87)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $1, $(1), $1, and $(1), respectively)	2	1	1	—
Total other comprehensive (loss) income	(22)	6	(116)	(65)
Total comprehensive income	$475	$787	$982	$1,372

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents – KMI (Note 12)	$50	$116
Cash and cash equivalents – KMP and EPB (Note 12)	313	482
Accounts receivable, net	1,633	1,721
Inventories	460	430
Deferred income taxes	329	567
Other current assets	582	552
Total current assets	3,367	3,868

Property, plant and equipment, net (Note 12)	37,607	35,847
Investments	5,862	5,951
Goodwill (Note 12)	24,653	24,504
Other intangibles, net	2,367	2,438
Deferred charges and other assets	2,508	2,577
Total Assets	$76,364	$75,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt – KMI (Note 12)	$1,245	$725
Current portion of debt – KMP and EPB (Note 12)	1,378	1,581
Accounts payable	1,501	1,676
Accrued interest	600	565
Accrued contingencies	652	584
Other current liabilities	1,111	944
Total current liabilities	6,487	6,075

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 12)	8,088	9,221
Outstanding – KMP and EPB (Note 12)	24,360	22,589
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,973	1,977
Total long-term debt	34,521	33,887
Deferred income taxes	4,554	4,651
Other long-term liabilities and deferred credits	2,147	2,287
Total long-term liabilities and deferred credits	41,222	40,825
Total Liabilities	47,709	46,900

Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,027,909,704 and 1,030,677,076 shares, respectively, issued and outstanding	10	10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,339	14,479
Retained deficit	(1,661)	(1,372)
Accumulated other comprehensive loss	(68)	(24)
Total Kinder Morgan, Inc.’s stockholders’ equity	12,620	13,093
Noncontrolling interests	16,035	15,192
Total Stockholders’ Equity	28,655	28,285
Total Liabilities and Stockholders’ Equity	$76,364	$75,185

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$1,098	$1,437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	998	860
Deferred income taxes	208	378
Amortization of excess cost of equity investments	21	18
Gain on remeasurement of previously held equity interest in Eagle Ford Gathering to fair value (Note 2)	—	(558)
Gain on sale of investments in Express pipeline system (Note 2)	—	(225)
Earnings from equity investments	(199)	(194)
Distributions from equity investment earnings	184	199
Proceeds from termination of interest rate swap agreements	—	96
Pension contributions in excess of expense	(50)	(59)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	94	7
Inventories	(24)	(50)
Other current assets	(36)	(37)
Accounts payable	(117)	(181)
Accrued interest	34	14
Accrued contingencies and other current liabilities	101	(78)
Rate reparations, refunds and other litigation reserve adjustments, net	36	177
Other, net	(145)	(70)
Net Cash Provided by Operating Activities	2,203	1,734
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(993)	(286)
Capital expenditures	(1,717)	(1,345)
Proceeds from sales of investments	—	491
Contributions to investments	(103)	(93)
Distributions from equity investments in excess of cumulative earnings	90	78
Natural gas storage and natural gas and liquids line-fill	22	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	11	23
Other, net	(17)	15
Net Cash Used in Investing Activities	(2,707)	(1,117)
Cash Flows From Financing Activities
Issuance of debt – KMI	2,565	989
Payment of debt – KMI	(3,178)	(1,673)
Issuance of debt – KMP and EPB	6,883	4,858
Payment of debt – KMP and EPB	(5,334)	(3,863)
Debt issue costs	(29)	(12)
Cash dividends	(860)	(779)
Repurchases of shares and warrants	(192)	(131)
Contributions from noncontrolling interests	1,395	1,077
Distributions to noncontrolling interests	(976)	(761)
Other, net	(1)	1
Net Cash Provided by (Used in) Financing Activities	273	(294)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(20)
Net (decrease) increase in Cash and Cash Equivalents	(235)	303
Cash and Cash Equivalents, beginning of period	598	714
Cash and Cash Equivalents, end of period	$363	$1,017

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$73	$1,490
Assets acquired or liabilities settled by contributions from noncontrolling interests	$—	$3,733

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$855	$812
Cash paid during the period for income taxes, net	$163	$71

The accompanying notes are an integral part of these consolidated financial statements.

                    KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Six Months Ended June 30, 2014
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased		(94)			(94)		(94)
Warrants repurchased		(98)			(98)		(98)
Amortization of restricted shares		27			27		27
Impact from equity transactions of KMP, EPB and KMR		20			20	(31)	(11)
Windfall tax benefit		6			6		6
Net income			571		571	527	1,098
Distributions					—	(976)	(976)
Contributions					—	1,395	1,395
Cash dividends			(860)		(860)		(860)
Other		(1)			(1)		(1)
Other comprehensive loss				(44)	(44)	(72)	(116)
Ending Balance at June 30, 2014	$10	$14,339	$(1,661)	$(68)	$12,620	$16,035	$28,655

	Six Months Ended June 30, 2013
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(118)	$13,866	$10,234	$24,100
Warrants repurchased		(131)			(131)		(131)
Warrants exercised		1			1		1
EP Trust I Preferred security conversions		2			2		2
Amortization of restricted shares		10			10		10
Impact from equity transactions of KMP, EPB and KMR		146			146	(231)	(85)
Net income			569		569	868	1,437
Distributions					—	(761)	(761)
Contributions					—	4,810	4,810
Cash dividends			(779)		(779)		(779)
Other comprehensive loss				(30)	(30)	(35)	(65)
Ending Balance at June 30, 2013	$10	$14,945	$(1,153)	$(148)	$13,654	$14,885	$28,539

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the fourth largest energy company in North America with a combined enterprise value of approximately $110 billion. We own an interest in or operate approximately 80,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transport, transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, for enhanced oil recovery projects in North America.

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

 Goodwill

We evaluate goodwill for impairment on May 31 of each year. There were no impairment charges resulting from our May 31, 2014 impairment testing, and no event indicating an impairment has occurred subsequent to that date.

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P shares of common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders for Class P shares and for participating securities for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Class P	$281	$276	$565	$567
Participating securities(a)	3	1	6	2
Net Income Attributable to Kinder Morgan, Inc.	$284	$277	$571	$569
_______

(a)	Participating securities are unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments.

For the three and six months ended June 30, 2014 and 2013, the following potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unvested restricted stock awards	7	2	7	2
Outstanding warrants to purchase our Class P shares	309	420	325	429
Convertible trust preferred securities	10	10	10	10

2.  Acquisitions and Divestitures

Acquisitions

American Petroleum Tankers and State Class Tankers

Effective January 17, 2014, KMP acquired APT and State Class Tankers (SCT) for aggregate consideration of $961 million in cash (the APT acquisition). APT is engaged in the marine transportation of crude oil, condensate and refined products in the U.S. domestic trade, commonly referred to as the Jones Act trade. APT’s primary assets consist of a fleet of five medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity, and each operating pursuant to long-term time charters with high quality counterparties, including major integrated oil companies, major refiners and the U.S. Military Sealift Command. As of the closing date, the vessels’ time charters had an average remaining term of approximately four years, with renewal options to extend the terms by an average of two years. APT’s vessels are operated by Crowley Maritime Corporation.

SCT has commissioned the construction of four medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity. The SCT vessels are scheduled to be delivered in 2015 and 2016 and are being constructed by General Dynamics’ NASSCO shipyard. KMP expects to invest approximately $214 million to complete the construction of these four SCT vessels, and upon delivery, the vessels will be operated pursuant to long-term time charters with a major integrated oil company. Each of the time charters has an initial term of five years, with renewal options to extend the term by up to three

Table of Contents	Kinder Morgan, Inc. Form 10-Q

years. The APT acquisition complements and extends KMP’s existing crude oil and refined products transportation business, and all of the acquired assets are included in the Terminals—KMP business segment.

As of June 30, 2014, KMP’s preliminary purchase price allocation related to the APT acquisition, as adjusted to date, is as follows (in millions). The evaluation of the assigned fair values is ongoing and subject to adjustment.

Purchase Price Allocation:
Current assets	$6
Property, plant and equipment	951
Goodwill	67
Other assets	3
Total assets acquired	1,027
Current liabilities	(5)
Unfavorable customer contracts	(61)
Cash consideration	$961

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from KMP’s acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by expanding KMP’s non-pipeline liquids handling operations. Furthermore, KMP expects to fully deduct for tax purposes the entire amount of goodwill recognized. The “Unfavorable customer contracts” figure represents the amount, on a present value basis, by which the customer contracts were below market day rates at the time of acquisition. This amount is amortized as a noncash adjustment to revenue over the remaining contract period.

Other

Effective May 1, 2013, KMP acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities). The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano common unit. KMP issued 43,371,210 of its common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a common unit on the NYSE on the May 1, 2013 issuance date). Also, due to the fact that KMP’s Copano acquisition included the remaining 50% interest in Eagle Ford Gathering that it did not already own, KMP remeasured its existing 50% equity investment in Eagle Ford Gathering to its fair value as of the acquisition date. As a result of this remeasurement, we recognized a $558 million non-cash gain, which represented the excess of the investment’s fair value ($704 million) over the carrying value as of May 1, 2013 ($146 million), and we reported this gain separately as “Gain on remeasurement of previously held equity interest in Eagle Ford Gathering to fair value” on our accompanying consolidated statements of income for the three and six months ended June 30, 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

As of June 30, 2014, KMP’s purchase price allocation related to the Copano acquisition is as follows (in millions):

Purchase Price Allocation:
Current assets (including cash acquired of $30)	$218
Property, plant and equipment	2,788
Investments	300
Goodwill	1,248
Other intangibles	1,375
Other assets	13
Total assets	5,942
Less: Fair value of previously held 50% interest in Eagle Ford Gathering	(704)
Total assets acquired	5,238
Current liabilities	(208)
Other liabilities	(28)
Long-term debt	(1,252)
Noncontrolling interests	(17)
Common unit consideration	$3,733

The table above reflects changes we made in the first six months of 2014 to our preliminary purchase price allocation as of December 31, 2013. Based on our final measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, we reduced the preliminary value assigned to (i) “Investments” by $87 million; (ii) “Property, plant and equipment, net” by $17 million; and (ii) combined working capital items by $3 million.

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by KMP’s expanding natural gas gathering and refined product transportation operations. This goodwill is not deductible for tax purposes and is subject to an impairment test at least annually. The “Other intangibles, net” asset amount represents the fair value of acquired customer contracts and agreements. We are currently amortizing these intangible assets over an estimated remaining useful life of 25 years.

Our accounting policy is to apply the look-through method of recording deferred taxes on the outside book tax basis differences in our investments without regard to non-tax deductible goodwill. As a result of the goodwill recorded by KMP for its Copano acquisition, KMI’s deferred tax liability and goodwill were decreased by $285 million for the portion of its outside basis difference associated with KMP’s underlying goodwill.

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

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the six months ended June 30, 2013 assumes that KMP’s acquisitions of (i) APT, (ii) Copano and (iii) the Goldsmith Landreth oil field unit had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if these acquisitions had been completed as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

Pro Forma
Six Months Ended
June 30, 2013
(Unaudited)
Revenues	$7,196
Income from Continuing Operations	1,401
Loss from Discontinued Operations, Net of Tax	(2)
Net Income	1,399
Net Income Attributable to Noncontrolling Interests	(855)
Net Income Attributable to Kinder Morgan, Inc.	544

Diluted Earnings per Class P Share	$0.52

Divestitures

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. KMP received net cash proceeds of $402 million (after paying $1 million in the third quarter of 2013 for both a final working capital settlement and certain transaction-related selling expenses), and we reported the $403 million of proceeds received in the first half of 2013 within “Proceeds from sales of investments” within the investing section of our accompanying consolidated statement of cash flows for the six months ended June 30, 2013. Additionally, we recognized a combined $225 million pre-tax gain with respect to this sale in the first half of 2013, and we reported this gain amount separately as “Gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income for the six months ended June 30, 2013. We also recorded an income tax expense of $84 million related to this gain on sale for the six months ended June 30, 2013, and we included this expense within “Income Tax Expense.” As of the date of sale, KMP’s equity investment in Express totaled $67 million and its note receivable due from Express totaled $110 million.

BBPP Holdings Ltda

On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million, which amount is included in “Proceeds from sales of investments” within the investing section of our accompanying consolidated statement of cash flows for the six months ended June 30, 2013.

Drop-down of Assets to EPB

On May 2, 2014, EPB acquired from us our 50% equity interest in Ruby Pipeline Holding Company, L.L.C. (Ruby), our indirect 50% equity interest in Gulf LNG Holdings Group, L.L.C. (Gulf LNG) and our indirect 47.5% equity interest in Young Gas Storage Company, Ltd in a transaction valued at approximately $2 billion (the “May 2014 drop-down transaction”). The transaction value includes approximately $1 billion of debt as of April 30, 2014, representing 50% of total debt of Ruby and Gulf LNG as of such date and was effective as of the close of business on April 30, 2014. Following the receipt of separate fairness opinions from different investment banks, the terms of this drop-down transaction were approved on our behalf by the independent members of our board of directors and on EPB’s behalf by a conflicts committee comprised of the independent members of EPB’s general partner’s board of directors, and following the recommendation by such conflicts committee, by its general partner’s board of directors. The aggregate consideration of $972 million paid to us in this drop-down transaction

Table of Contents	Kinder Morgan, Inc. Form 10-Q

consisted of approximately $875 million of cash and 3,059,924 newly issued EPB common units representing limited partner interest in EPB.

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income using the effective interest rate method. The following table provides detail on the principal amount of our outstanding debt balances as of June 30, 2014 and December 31, 2013. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	June 30, 2014	December 31, 2013
KMI
Senior term loan facilities, variable rate, due May 24, 2015 and May 6, 2017(a)	$650	$1,528
Senior notes and debentures, 5.00% through 7.45%, due 2015 through 2098	1,815	1,815
Senior notes, 6.50% through 8.25%, due 2014 through 2037(b)	3,623	3,830
Preferred securities, 4.75%, due March 31, 2028(b)	280	280
Credit facility due May 6, 2019(c)	820	175
Subsidiary borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
EPC Building, LLC, promissory note, 3.967%, due 2014 through 2035	457	461
Other miscellaneous debt	52	221
Total debt — KMI	9,333	9,946
Less: Current portion of debt — KMI	(1,245)	(725)
Total long-term debt outstanding — KMI	8,088	9,221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Total long-term debt — KMI(d)	$8,188	$9,321

KMP and EPB
KMP
Senior notes, 2.65% through 9.00%, due 2014 through 2044	$17,100	$15,600
Commercial paper borrowings(e)	513	979
Credit facility due May 1, 2018	—	—
KMP subsidiary borrowings (as obligor)
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
Other miscellaneous subsidiary debt	97	98
Total debt — KMP	20,947	19,914
Less: Current portion of debt — KMP(f)	(1,337)	(1,504)
Total long-term debt — KMP(d)	19,610	18,410
EPB
EPPOC
Senior notes, 4.10% through 7.50%, due 2015 through 2042	2,860	2,260
Credit facility due May 27, 2016(g)	—	—
EPB subsidiary borrowings (as obligor)
Colorado Interstate Gas Company, L.L.C. (CIG), senior notes, 5.95% through 6.85%, due 2015 through 2037	475	475
SLNG senior notes, 9.50% through 9.75%, due 2014 through 2016	64	135
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other financing obligations	181	175
Total debt — EPB	4,791	4,256
Less: Current portion of debt — EPB	(41)	(77)
Total long-term debt — EPB(d)	4,750	4,179
Total long-term debt outstanding — KMP and EPB	$24,360	$22,589
_______

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(a)	The senior secured term loan facility, due May 24, 2015, was repaid and replaced in May 2014 with a new unsecured senior term loan facility due May 6, 2017 (see “— Credit Facilities” below).

(b)
On June 30, 2014, El Paso Issuing Corporation, a wholly-owned subsidiary of El Paso Holdco LLC and the corporate co-issuer under certain guaranteed notes, merged with and into El Paso Holdco LLC, a wholly-owned subsidiary of KMI, and immediately thereafter, El Paso Holdco LLC merged with and into KMI pursuant to an internal restructuring transaction. KMI succeeded El Paso Holdco LLC as issuer with respect to these debt obligations. Consequently, El Paso Holdco LLC ceased to be an obligor with respect to approximately $3.6 billion of outstanding senior notes. Therefore, the condensed consolidating financial information that had previously been disclosed in the notes to our consolidated financial statements is no longer required as of June 30, 2014.

(c)	As of June 30, 2014 and December 31, 2013, the weighted average interest rates on KMI’s credit facility borrowings were 2.16% and 2.67%, respectively.

(d)
As of June 30, 2014 and December 31, 2013, our “Debt fair value adjustments” increased our combined debt balances by $1,973 million and $1,977 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Debt Fair Value Adjustments.”

(e)
As of both June 30, 2014 and December 31, 2013, the average interest rate on KMP’s outstanding commercial paper borrowings was 0.28%. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

(f)	Amounts include outstanding commercial paper borrowings discussed above in footnote (e).

(g)	LIBOR plus 1.75%.

Credit Facilities

KMI

On May 2, 2014, KMI’s term loan facility was partially repaid using proceeds from the May 2014 drop-down transaction, resulting in a remaining outstanding balance of $650 million. On May 6, 2014, KMI replaced its previous $1.75 billion, secured revolving credit facility and its term loan facility which were scheduled to mature in December 2014 and May 2015, respectively, with a new $1.75 billion five-year, unsecured revolving credit facility due May 2019 and a new $650 million three-year, term loan facility maturing May 2017. Additionally, as a result of the new unsecured revolving credit and term loan facilities, KMI’s and its wholly-owned subsidiaries’ senior notes are now unsecured. Borrowings under the new revolving credit facility may be used for working capital and general corporate purposes. The credit facility’s financial covenants are similar to those in our previous revolving credit facility, including restrictions on indebtedness, entering into mergers, granting liens and making any dividends if an event of default exists. The covenants also include a maximum ratio of total debt (net of cash on hand) divided by Consolidated EBITDA (as defined in the credit agreement and which includes cash items from operations and distributions received from subsidiaries or investments, and excludes non-cash items) of 4.75 or 5.5 for periods following specified acquisitions. As of June 30, 2014, we were in compliance with all required financial covenants. The new revolving credit facility provides that the margin we will pay with respect to borrowings and the facility fee we will pay on the total commitment will vary based on our senior debt rating. Interest on the new revolving credit facility accrues at KMI’s option at a floating rate equal to either:

•
the administrative agent’s base rate, plus a margin, which varies depending upon the credit rating of KMI’s long-term senior unsecured debt (the administrative agent’s base rate is a rate equal to the greatest of (i) the Federal Funds Rate, plus 0.50%, (ii) the Prime Rate and (iii) one-month LIBOR plus 1.0%, plus, in each case, an applicable margin between 0.25% and 1.25% per annum); or

•	LIBOR plus an applicable margin ranging from 1.25% to 2.25% per annum.

As of June 30, 2014, we had $820 million outstanding under KMI’s $1.75 billion unsecured revolving credit facility and $58 million in letters of credit. Our availability under this facility as of June 30, 2014 was approximately $872 million.

KMP

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

As of both June 30, 2014 and December 31, 2013, KMP had no borrowings under its $2.7 billion five-year senior unsecured revolving credit facility maturing May 1, 2018. Borrowings under KMP’s revolving credit facility can be used for general partnership purposes and as a backup for KMP’s commercial paper program. Similarly, KMP’s borrowings under its commercial paper program reduce the borrowings allowed under its credit facility.

As of June 30, 2014, KMP had (i) $513 million of commercial paper borrowings outstanding under its $2.7 billion credit facility; (ii) $205 million in letters of credit; and (iii) $175 million related to a capital contribution commitment to one of its unconsolidated subsidiaries. KMP’s availability under its credit facility as of June 30, 2014 was $1,807 million.

EPB

As of June 30, 2014, EPB had no outstanding balance under its revolving credit facility. EPB’s availability under its facility as of June 30, 2014 was $1 billion.
Long-term Debt Issuances and Repayments
Following are significant long-term debt issuances and repayments made during the six months ended June 30, 2014:

KMI
Issuances	$650 million senior term loan facility due 2017

Repayments	$1,528 million senior term loan facility due 2015

KMP
Issuances	$750 million 3.50% notes due 2021
$750 million 5.50% notes due 2044

EPB (through EPPOC)
Issuances	$600 million 4.30% notes due 2024

Kinder Morgan G.P., Inc. Preferred Shares

The following table provides information about KMGP’s per share distributions on 100,000 shares of its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per share cash distribution declared for the period(a)	$10.423	$10.545	$20.756	$21.014
Per share cash distribution paid in the period	$10.333	$10.469	$20.903	$21.107
_______

(a)	On July 16, 2014, KMGP declared a distribution for the three months ended June 30, 2014, of $10.423 per share, which will be paid on August 18, 2014 to shareholders of record as of July 31, 2014.

4.  Stockholders’ Equity

Common Equity

As of June 30, 2014, our common equity consisted of our Class P common stock. For additional information regarding our common stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

On October 16, 2013, we announced that our board of directors had approved a share and warrant repurchase program authorizing us to repurchase in the aggregate up to $250 million of additional shares or warrants, which purchase was completed as of March 2014. On March 4, 2014 we announced that our board of directors had approved an additional share and warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of additional shares or warrants. As of June 30, 2014, we had $2 million available for repurchases under the March 4, 2014 repurchase program.

The following table sets forth the changes in our outstanding shares during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Beginning balance	1,030,677,076	1,035,668,596
Shares repurchased and canceled	(2,780,337)	—
Shares issued with conversions of EP Trust I Preferred securities	2,820	74,134
Shares issued for exercised warrants	—	16,886
Restricted shares vested	10,145	9,814
Ending balance	1,027,909,704	1,035,769,430
Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Per common share cash dividend declared for the period	$0.43	$0.40	$0.85	$0.78
Per common share cash dividend paid in the period	$0.42	$0.38	$0.83	$0.75

Dividends Subsequent to June 30, 2014

On July 16, 2014, our board of directors declared a cash dividend of $0.43 per share for the quarterly period ended June 30, 2014, which is payable on August 15, 2014 to shareholders of record as of July 31, 2014.

Warrants

Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. For additional information regarding our warrants, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013 Form 10-K.

The table below sets forth the changes in our outstanding warrants during the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
Beginning balance	347,933,107	439,809,442
Warrants repurchased and canceled	(49,783,406)	(25,781,031)
Warrants issued with conversions of EP Trust I Preferred securities	4,315	113,317
Warrants exercised	—	(21,208)
Ending balance	298,154,016	414,120,520

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	June 30, 2014	December 31, 2013
KMP	$8,008	$7,642
EPB	4,392	4,122
KMR	3,306	3,142
Other	329	286
	$16,035	$15,192

Contributions

The table below shows significant issuances to the public of common units or shares, the net proceeds from the issuances and the use of the proceeds during the six months ended June 30, 2014 by KMP, EPB and KMR (dollars in millions and units and shares in thousands).

	Issuances	Common units/shares	Net proceeds	Use of proceeds
		(in thousands)	(in millions)
KMP
Issued under equity distribution agreement with UBS
	2014	4,387	$335	Reduced borrowings under KMP’s commercial paper program
Other issuances
	February 2014	7,935	$603	Reduced borrowings under KMP’s commercial paper program that were used to fund KMP's APT acquisition in January 2014
EPB
Issued under equity distribution agreement with Citigroup
	2014	2,385	$75	General partnership purposes
Other issuances
	May 2014	7,820	$242	Issued to pay a portion of the purchase price for the May 2014 drop-down transaction
KMR
Issued under equity distribution agreement with Credit Suisse
	2014	1,334	$97	Purchased additional KMP i-units; KMP then used proceeds to reduce borrowings under its commercial paper program

The above equity issuances by KMP, EPB and KMR during the six months ended June 30, 2014 had the associated effects of increasing our (i) noncontrolling interests by $1,321 million; (ii) accumulated deferred income taxes by $11 million; and (iii) additional paid-in capital by $20 million.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
KMP
Per unit cash distribution declared for the period	$1.39	$1.32	$2.77	$2.62
Per unit cash distribution paid in the period	$1.38	$1.30	$2.74	$2.59
Cash distributions paid in the period to the public	$412	$307	$807	$606
EPB
Per unit cash distribution declared for the period	$0.65	$0.63	$1.30	$1.25
Per unit cash distribution paid in the period	$0.65	$0.62	$1.30	$1.23
Cash distributions paid in the period to the public	$84	$79	$167	$155
KMR(a)
Share distributions paid in the period to the public	2,083,523	1,502,562	4,036,493	3,072,680
_______

(a)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  Represents share distributions made in the period to noncontrolling interests and excludes 303,291 and 587,579 of shares distributed for the three and six months ended June 30, 2014, respectively, and 224,390 and 458,868 of shares distributed in the three months and six months ended June 30, 2013, respectively, on KMR shares we directly and indirectly own. On July 16, 2014, KMR declared a share distribution of 0.017397 shares per outstanding share, or 2,283,909 shares (of which 1,996,474 shares will be payable to the public), on August 14, 2014 to shareholders of record as of July 31, 2014, based on the $1.39 per common unit distribution declared by KMP.

Distributions Subsequent to June 30, 2014

Noncontrolling Interests Distributions

On July 16, 2014, KMP declared a cash distribution of $1.39 per unit for the quarterly period ended June 30, 2014. The distribution will be paid on August 14, 2014 to KMP’s unitholders of record as of July 31, 2014.

On July 16, 2014, EPB declared a cash distribution of $0.65 per unit for the quarterly period ended June 30, 2014. The distribution will be paid on August 14, 2014 to EPB’s unitholders of record as of July 31, 2014.

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

Energy Commodity Price Risk Management

As of June 30, 2014, KMI and KMP had the following outstanding commodity forward contracts to hedge their forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(24.2)	MMBbl
Natural gas fixed price	(26.1)	Bcf
Natural gas basis	(26.7)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.4)	MMBbl
Crude oil basis	(0.6)	MMBbl
Natural gas fixed price	(7.7)	Bcf
Natural gas basis	0.2	Bcf
NGL fixed price	(0.8)	MMBbl

As of June 30, 2014, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2018.

Interest Rate Risk Management

As of June 30, 2014, KMI and KMP had a combined notional principal amount of $725 million and $5,175 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2014, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

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

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Other current assets/(Other current liabilities)	$6	$18	$(97)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	58	(72)	(30)
Subtotal		10	76	(169)	(63)
Interest rate swap agreements	Other current assets/(Other current liabilities)	90	87	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	211	172	(46)	(116)
Subtotal		301	259	(46)	(116)
Total		311	335	(215)	(179)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Other current assets/(Other current liabilities)	4	4	(10)	(5)
Subtotal		4	4	(10)	(5)
Power derivative contracts	Other current assets/(Other current liabilities)	3	7	(49)	(54)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	11	(43)	(73)
Subtotal		7	18	(92)	(127)
Total		11	22	(102)	(132)
Total derivatives		$322	$357	$(317)	$(311)

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of June 30, 2014 and December 31, 2013, these fair value adjustments to our debt balances included (i) $1,302 million and $1,379 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $255 million and $143 million, respectively, associated with the offsetting entry for hedged debt; (iii) $485 million and $517 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $69 million and $62 million, respectively, associated with unamortized debt discount amounts. As of June 30, 2014, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Income Statement

The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income for each of the three and six months ended June 30, 2014 and 2013 (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$57	$(219)	$112	$(307)
Total		$57	$(219)	$112	$(307)

Fixed rate debt	Interest expense	$(57)	$219	$(112)	$307
Total		$(57)	$219	$(112)	$307
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in Other comprehensive income on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$(88)	$55	Revenues—Natural gas sales	$—	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(19)	8	Revenues—Product sales and other	(27)	9
			Costs of sales	5	(5)	Costs of sales	—	—
Interest rate swap agreements	(8)	7	Interest expense	(2)	—	Interest expense	—	—
Total	$(96)	$62	Total	$(16)	$3	Total	$(27)	$9

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in Other comprehensive income on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$(131)	$23	Revenues—Natural gas sales	$(9)	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(25)	13	Revenues—Product sales and other	(32)	6
			Costs of sales	6	(5)	Costs of sales	—	—
Interest rate swap agreements	(10)	8	Interest expense	(2)	1	Interest expense	—	—
Total	$(141)	$31	Total	$(30)	$9	Total	$(32)	$6
_________

(a)
We expect to reclassify an approximate $49 million loss associated with energy commodity price risk management activities included in our accumulated other comprehensive loss and noncontrolling interest balances as of June 30, 2014 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Energy commodity derivative contracts	Revenues—Natural gas sales	$(9)	$1	$(16)	$2
	Revenues—Product sales and other	2	(5)	1	(3)
	Costs of sales	(3)	—	7	—
	Other expense(income)	—	—	(2)	—
Total		$(10)	$(4)	$(10)	$(1)

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

We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk.  These policies include (i) an evaluation of potential counterparties’ financial condition; (ii) collateral requirements under certain circumstances; and (iii) the use of standardized agreements which allow for netting of positive and negative exposure associated with a single counterparty.  Based on our policies, exposure, credit and other reserves, our management does not anticipate a material adverse effect on our financial position, results of operations, or cash flows as a result of counterparty performance.

Our OTC swaps and options are entered into with counterparties outside central trading organizations such as futures, options or stock exchanges.  These contracts are with a number of parties, all of which have investment grade credit ratings.  While we enter into derivative transactions with investment grade counterparties and actively monitor their ratings, it is nevertheless possible that, from time to time, losses will result from counterparty credit risk in the future.

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both June 30, 2014 and December 31, 2013, KMP had no outstanding letters of credit supporting its hedging of energy commodity price risks associated with the sale of natural gas, NGL and crude oil. As of both June 30, 2014 and December 31, 2013, KMI had $167 million of outstanding letters of credit supporting its commodity price risks associated with the sale of natural gas and power.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in their credit rating. As of June 30, 2014, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $122 million of additional collateral. As of June 30, 2014, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” for the six months ended June 30, 2014 and 2013 are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(56)	(2)	2	(56)
Amounts reclassified from accumulated other comprehensive loss	12	—	—	12
Net current-period other comprehensive loss	(44)	(2)	2	(44)
Balance as of June 30, 2014	$(47)	$—	$(21)	$(68)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2012	$7	$51	$(176)	$(118)
Other comprehensive loss before reclassifications	20	(45)	—	(25)
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Net current-period other comprehensive loss	15	(45)	—	(30)
Balance as of June 30, 2013	$22	$6	$(176)	$(148)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements as of June 30, 2014 and December 31, 2013, based on the three levels established by the Codification.  Also, certain of our derivative contracts are subject to master netting agreements. The following tables present our derivative contracts subject to such netting agreements as of June 30, 2014 and December 31, 2013 (in millions):

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Balance Sheet asset fair value measurements using				Amounts not offset in the Balance Sheet		Net amount
	Level 1	Level 2	Level 3	Gross amount	Financial instruments	Cash collateral held(b)
As of June 30, 2014
Energy commodity derivative contracts(a)	$3	$7	$11	$21	$(19)	$—	$2
Interest rate swap agreements	$—	$301	$—	$301	$(22)	$—	$279
As of December 31, 2013
Energy commodity derivative contracts(a)	$4	$46	$48	$98	$(62)	$—	$36
Interest rate swap agreements	$—	$259	$—	$259	$(28)	$—	$231

	Balance Sheet liability fair value measurements using				Amounts not offset in the Balance Sheet		Net amount
	Level 1	Level 2	Level 3	Gross amount	Financial instruments	Collateral posted(c)
As of June 30, 2014
Energy commodity derivative contracts(a)	$(10)	$(134)	$(127)	$(271)	$19	$17	$(235)
Interest rate swap agreements	$—	$(46)	$—	$(46)	$22	$—	$(24)
As of December 31, 2013
Energy commodity derivative contracts(a)	$(6)	$(31)	$(158)	$(195)	$62	$17	$(116)
Interest rate swap agreements	$—	$(116)	$—	$(116)	$28	$—	$(88)
_______

(a)
Level 1 consists primarily of New York Mercantile Exchange natural gas futures.  Level 2 consists primarily of OTC WTI swaps. Level 3 consists primarily of WTI options, NGL options and power derivative contracts.

(b)
Cash margin deposits held by KMP associated with its energy commodity contract positions and OTC swap agreements and reported within “Other current liabilities” on our accompanying consolidated balance sheets.

(c)
Cash margin deposits posted by KMP associated with energy commodity contract positions and OTC swap agreements and reported within “Other current assets” on our accompanying consolidated balance sheets.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts for each of the three and six months ended June 30, 2014 and 2013 (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives-net asset (liability)
Beginning of Period	$(100)	$(142)	$(110)	$(155)
Total gains or (losses)
Included in earnings	(21)	(6)	(14)	(1)
Included in other comprehensive loss	(9)	1	(10)	—
Purchases(a)	—	18	—	18
Settlements	14	15	18	24
End of Period	$(116)	$(114)	$(116)	$(114)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$(13)	$1	$(16)	$4
_______

(a)	Three and six month 2013 amounts represent the purchase of Level 3 energy commodity derivative contracts associated with KMP’s May 1, 2013 Copano acquisition.

As of June 30, 2014, our Level 3 derivative assets and liabilities consisted primarily of WTI options, NGL options and power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among

Table of Contents	Kinder Morgan, Inc. Form 10-Q

various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results is our management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (both short-term and long-term and including debt fair value adjustments), is disclosed below (in millions):

	June 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$37,144	$38,484	$36,193	$36,248

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both June 30, 2014 and December 31, 2013.

7.  Reportable Segments

We operate the following reportable business segments.  These segments and their principal sources of revenues are as follows:

•	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGL;

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

•
Terminals—KMP—the transportation, transloading and storing of refined petroleum products, crude oil, condensate, and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,464	$2,054	5,021	3,809
Intersegment revenues	1	—	5	1
CO2–KMP	454	460	937	889
Products Pipelines–KMP	524	443	1,058	897
Terminals–KMP
Revenues from external customers	420	343	811	680
Intersegment revenues	1	1	1	1
Kinder Morgan Canada–KMP	68	75	137	147
Other	(2)	(2)	2	2
Total segment revenues	3,930	3,374	7,972	6,426
Other revenues	9	9	18	18
Less: Total intersegment revenues	(2)	(1)	(6)	(2)
Total consolidated revenues	$3,937	$3,382	$7,984	$6,442

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment EBDA(a)
Natural Gas Pipelines(b)	$955	$1,424	$2,026	$2,323
CO2–KMP	332	358	695	700
Products Pipelines–KMP(c)	202	12	410	197
Terminals–KMP	233	206	447	392
Kinder Morgan Canada–KMP(d)	40	50	88	243
Other	—	(5)	7	(1)
Total segment EBDA	1,762	2,045	3,673	3,854
Total segment DD&A expense	(502)	(445)	(998)	(860)
Total segment amortization of excess cost of investments	(11)	(9)	(21)	(18)
Other revenues	9	9	18	18
General and administrative expense	(154)	(183)	(326)	(323)
Interest expense, net of unallocable interest income	(444)	(428)	(894)	(837)
Unallocable income tax expense	(163)	(208)	(354)	(395)
Loss from discontinued operations, net of tax	—	—	—	(2)
Total consolidated net income	$497	$781	$1,098	$1,437

	June 30, 2014	December 31, 2013
Assets
Natural Gas Pipelines	$52,081	$52,357
CO2–KMP	4,761	4,708
Products Pipelines–KMP	6,927	6,648
Terminals–KMP	8,340	6,888
Kinder Morgan Canada–KMP	1,690	1,677
Other	522	568
Total segment assets	74,321	72,846
Corporate assets(e)	2,043	2,339
Total consolidated assets	$76,364	$75,185
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other income, net. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Three and six month 2013 amounts include a $558 million non-cash gain from the remeasurement of KMP’s previously held equity interest in Eagle Ford Gathering to fair value. See Note 2 for further discussion.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(c)
Three and six month 2013 amounts include increases in operating expense of $162 million and $177 million, respectively, associated with adjustments to legal liabilities related to both transportation rate case and environmental matters.

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

8. Pension and Other Postretirement Benefit Plans

The components of net benefit plan (credit) expense for our pension and other postretirement benefit (OPEB) plans are as follows (in millions):

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$6	$6	$—	$—	$13	$12	$—	$—
Interest cost	28	23	6	6	55	46	13	11
Expected return on assets	(43)	(44)	(6)	(5)	(86)	(88)	(12)	(10)
Amortization of prior service costs (credits)	—	1	(1)	—	—	1	(2)	—
Amortization of net actuarial loss	—	—	1	1	—	—	1	2
Settlement gain(a)	—	—	—	—	—	(3)	—	—
Net benefit plan (credit) expense	$(9)	$(14)	$—	$2	$(18)	$(32)	$—	$3
_______

(a)	Reflects the gain recognized upon the February 2013 settlement of our obligations under the El Paso Supplemental Executive Retirement Plan.

9.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	$178	$225	$378	$504
Effective tax rate	26%	22%	26%	26%

Tax expense from income from continuing operations for the three months ended June 30, 2014 is approximately $178 million resulting in an effective tax rate of 26% for continuing operations, as compared with $225 million tax expense and an effective tax rate of 22%, for the same period of 2013. The effective tax rate for the three months ended June 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provision; (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus, LLC); and (iii) adjustments to KMI’s income tax reserve for uncertain tax positions. These decreases are partially offset by (i) state income taxes; and (ii) the amortization of the deferred charge recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

Tax expense from income from continuing operations for the six months ended June 30, 2014 is approximately $378 million resulting in an effective tax rate of 26% for continuing operations, as compared with $504 million tax expense and an effective tax rate of 26% for the same period of 2013. The effective tax rate for the six months ended June 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provision; and (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus, LLC). These decreases are partially offset by (i) state income taxes; and (ii) the amortization of the deferred charge recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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
SFPP
The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In late June of 2014, certain shippers filed complaints with the FERC (docketed at OR14-35 and OR14-36) challenging SFPP’s adjustments to its rates in 2012 and 2013 for inflation under the FERC’s indexing regulations. If the shippers are successful in proving these claims or other of their claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance KMP may include in its rates. With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $100 million in refunds. However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on KMP’s distributions to its limited partners or our dividends to our shareholders.
EPNG
The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517) in May 2012. EPNG implemented certain aspects of that decision and believes it has an appropriate reserve related to the findings in Opinion 517. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. EPNG sought rehearing on certain issues in Opinion 528. As required by Opinion 528, EPNG filed revised pro

Table of Contents	Kinder Morgan, Inc. Form 10-Q

forma recalculated rates consistent with the terms of Opinion 528. The FERC also required an Administrative Law Judge to conduct an additional hearing concerning one of the issues in Opinion 528 and a decision is expected in September 2014.

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers, (the “Long” cases). The decision included determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses, and refund liability, which KMP asserted are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court denied SFPP’s petition, and on October 16, 2013, the California Supreme Court declined SFPP’s request for further review. The precise impact of the now final state rulings denying SFPP an income tax allowance, together with other pending ratemaking issues, are subject to further consideration and determination by the CPUC.

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

Based on KMP’s review of these CPUC proceedings and the shipper comments thereon, it estimates that the shippers are requesting approximately $400 million in reparation payments and approximately $30 million in annual rate reductions. The actual amount of reparations will be determined through settlement negotiations or further proceedings at the CPUC.  As of June 30, 2014, we believe our legal reserve is adequate such that the resolution of pending CPUC matters will not have a material adverse impact on KMP’s business, financial position or results of operations. Furthermore, we do not expect any reparations that KMP would pay in this matter to impact the per unit cash distributions it expects to pay to its limited partners for 2014.

Other Commercial Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the trial judge determined that

Table of Contents	Kinder Morgan, Inc. Form 10-Q

the annual rent payable as of January 1, 2004 was $14 million subject to annual consumer price index increases. Judgment was entered by the Superior Court on May 29, 2012 and SFPP appealed the judgment. If the judgment is upheld on appeal, SFPP would owe approximately $95 million in back rent. Accordingly, KMP increased its rights-of-way liability to cover this potential liability for back rent. In addition, the trial judge determined that UPRR is entitled to approximately $20 million for interest through the date of the judgment on the outstanding back rent liability. KMP believes the award of interest is without merit and are pursuing our appellate rights. On June 27, 2014, the California Court of Appeals heard oral argument and requested that the parties submit supplemental briefing on the following issues: whether the UPRR ever had sufficient ownership interests to allow it to grant subsurface easements in land granted to it by Congress; whether there is sufficient evidence in the record on this question; and assuming that the UPRR did not have sufficient ownership interests to grant subsurface easements and that its rental agreements with SFPP were invalid, whether the parties can limit the scope of the Court’s inquiry on appeal by not disputing the underlying rights of the railroad. The parties are in the process of filing supplemental briefs on the foregoing issues and a decision is anticipated by the Court of Appeals in 2014.

By notice dated October 25, 2013, UPRR demanded the payment of $22.25 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. On March 10, 2014, the trial court issued a tentative statement of decision addressing all of the causes of action and defenses and resolved those matters against SFPP, consistent with the jury’s verdict. If the tentative statement of decision and jury verdict become final and are affirmed on appeal, SFPP will be required to pay a judgment of $42.65 million. SFPP is continuing to evaluate its post-trial and appellate options.

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the expense (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) could have an adverse effect on KMP’s financial position, results of operations, cash flows, distributions to its limited partners, and our dividends to our shareholders. These effects could be even greater in the event SFPP is unsuccessful in one or more of these litigations.

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by our subsidiary Kinder Morgan Bulk Terminals, Inc. (KMBT). According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the U.S. District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. A bench trial occurred in November 2013. On March 6, 2014, the Court issued findings of fact and conclusions of law and entered judgment against KMBT in the amount of $13.79 million, which was later amended to $15.55 million by order dated May 6, 2014. KMBT has filed a notice of appeal of the judgment.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Kinetica has agreed to indemnify TGP in connection with the gas commitment and reporting claims. The suit was removed to federal court and Plains has filed a motion to remand. We intend to vigorously defend the suit.

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II have been consolidated into one proceeding. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial on the remaining claims. A motion to dismiss has been filed in Brinckerhoff III. Defendants continue to believe these lawsuits are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.

In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB’s general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to EPB of a 25% ownership interest in SNG. On June 20, 2014, defendants’ motion for summary judgment was granted, dismissing the case in its entirety. Plaintiff filed a notice of appeal on July 28, 2014.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed against El Paso Marketing L.P. (EPM) alleging that EP, EPM and other energy companies conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which were pending in Nevada federal court, were dismissed, but the dismissal was reversed by the 9th Circuit Court of Appeals. A petition for certiorari was granted by the U.S. Supreme Court, and the matter is stayed pending appeal. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

General

As of June 30, 2014 and December 31, 2013 our total reserve for legal matters was $688 million and $624 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

direct and derivative causes of action for breach of the partnership agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMEP’s distributions and growth rate. The suit seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees. Defendants believe this suit is without merit and intend to defend it vigorously.

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
Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al
On March 6, 2014, a putative class action and derivative complaint was filed in the District Court of Harris County, Texas (Case No. 2014-11872 in the 215th Judicial District) against KMI, KMGP, KMR, Richard D. Kinder, Steven J. Kean, Ted A. Gardner, Gary L. Hultquist, Perry M. Waughtal and nominal defendant KMEP. The suit was filed by Kenneth Walker, a purported unit holder of KMEP, and alleges direct and derivative causes of action for alleged violation of duties owed under the partnership agreement, breach of the implied covenant of good faith and fair dealing, “abuse of control” and “gross mismanagement” in connection with the calculation of distributions and allocation of capital expenditures to expansion capital expenditures and maintenance capital expenditures. The suit seeks unspecified money damages, interest, punitive damages, attorney and expert fees, costs and expenses, unspecified equitable relief, and demands a trial by jury. Defendants believe this suit is without merit and intend to defend it vigorously. By agreement of the parties, the case is stayed pending further resolution of the suit filed by Jon Slotoroff described above.
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

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for contamination of the water purveyor’s wells.  The First Amended Complaint sought $175 million in damages against approximately 70 defendants. On August 6, 2013 plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. On October 24, 2013, we moved to dismiss this suit and the motion remains pending.

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

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against KMP and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County, case number 37-2007-00073033-CU-OR-CTL. On September 26, 2007, KMP removed the case to the U.S. District Court, Southern District of California, case number 07CV1883WCAB. The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property. Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased its claim for damages to approximately $365 million.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

This site has been, and currently is, under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  KMP’s subsidiary, SFPP has completed the soil and groundwater remediation at the City of San Diego’s stadium property site and will continue quarterly sampling and monitoring through 2014 as part of the compliance evaluation required by the RWQCB. SFPP’s remediation effort is now focused on its adjacent Mission Valley Terminal site.

On May 7, 2013, the City of San Diego filed a writ of mandamus to the California Superior Court seeking an order from the Court setting aside the RWQCB’s approval of KMP’s permit request to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego’s municipal storm sewer system. SFPP and KMP are coordinating with the RWQCB to oppose the City’s writ.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

the mouth of Newark Bay to River Mile 8.3. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion . The EPA’s preferred alternative would involve dredging the river bank-to-bank and installing an engineered cap at an estimated cost of $1.7 billion . In its FFS, the EPA stated that it has identified over 100 industrial facilities as potentially responsible parties and it is likely that there are hundreds more private and public entities that could be named in any litigation concerning responsibility for the Site contamination.

No final remedy for this portion of the Site will be selected until the public comment and response period for the FFS is completed and the Record of Decision (ROD) is issued by EPA, which is expected in early 2015. Until the ROD is issued there is uncertainty about what remedy will be implemented and the extent of potential costs. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the SLFPA filed a motion to remand the case to the state district court for Orleans Parish. The Court denied the remand motion on June 27, 2014. Louisiana Act 544 went into effect on June 6, 2014 and specified the political entities authorized to institute litigation for environmental damage in the coastal zone. Under the Act, which was specifically made retroactive, the SLFPA is not a valid plaintiff. Defendants intend to move to dismiss the suit under the Act among other grounds.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2014 and December 31, 2013, we have accrued

Table of Contents	Kinder Morgan, Inc. Form 10-Q

a total reserve for environmental liabilities in the amount of $353 million and $378 million, respectively, of which $190 million and $208 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of both June 30, 2014 and December 31, 2013, we have recorded a receivable of $14 million for expected cost recoveries that have been deemed probable.

Other Contingencies

In conjunction with KMP’s acquisition of certain natural gas pipelines from us, we agreed to indemnify KMP with respect to approximately $5.9 billion of its debt. This includes $5.2 billion associated with KMP’s March 2013 and August 2012 purchases of natural gas assets from us. In conjunction with our EP acquisition and the May 2014 drop-down transaction to EPB (see Note 2), we have agreed to indemnify EPB with respect to $2.1 billion of its debt. We would be obligated to perform under these indemnities only if KMP’s or EPB’s assets, as applicable, were unable to satisfy its obligations.

11. Recent Accounting Pronouncements

Accounting Standards Updates - Adopted

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

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

12.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2014 and Annual Reports on Form 10-K for the year ended December 31, 2013 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	June 30, 2014	December 31, 2013
Cash and cash equivalents - KMI(a)	$50	$116
Cash and cash equivalents - KMP	263	404
Cash and cash equivalents - EPB	50	78
Cash and cash equivalents	$363	$598

Property, plant and equipment, net–KMI(a)	$2,505	$2,563
Property, plant and equipment, net–KMP	29,285	27,405
Property, plant and equipment, net–EPB	5,817	5,879
Property, plant and equipment, net	$37,607	$35,847

Goodwill–KMI(a)	$17,910	$17,935
Goodwill–KMP	6,721	6,547
Goodwill–EPB	22	22
Goodwill	$24,653	$24,504

Current portion of debt–KMI(a)	$1,245	$725
Current portion of debt–KMP	1,337	1,504
Current portion of debt–EPB	41	77
Current portion of debt	$2,623	$2,306

Long-term debt outstanding–KMI(a)	$8,088	$9,221
Long-term debt outstanding–KMP	19,610	18,410
Long-term debt outstanding–EPB(b)	4,750	4,179
Long-term debt outstanding	$32,448	$31,810
_______

(a)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(b)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both June 30, 2014 and December 31, 2013.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Furthermore, with regard to goodwill impairment testing, we review our goodwill for impairment annually, and we evaluated our goodwill for impairment on May 31, 2014. Our goodwill impairment analysis performed as of that date did not result in an impairment charge nor did our analysis reflect any reporting units at risk, and subsequent to that date, no event has occurred indicating that the implied fair value of each of our reporting units is less than the carrying value of its net assets.
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

Cash Available to Pay Dividends

Our board of directors has adopted the dividend policy set forth in our shareholders’ agreement, which provides that, subject to applicable law, we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. See a further discussion on KMI dividends below under “—Financial Condition— Cash Flows— KMI Dividends.” The calculation of our cash available to pay dividends, and a reconciliation of this non-GAAP measure to income from continuing operations, for each of the three and six months ended June 30, 2014, and 2013 are as follows:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
KMP distributions to us
From ownership of general partner interest(a)	$480	$432	$947	$844
On KMP units owned by us(b)	38	36	76	72
On KMR shares owned by us(c)	24	20	46	40
Total KMP distributions to us	542	488	1,069	956

EPB distributions to us
From ownership of general partner interest(d)	59	51	115	100
On EPB units owned by us(e)	60	57	119	113
Total EPB distributions to us	119	108	234	213

Cash generated from KMP and EPB	661	596	1,303	1,169
Cash generated from other assets(f)	58	76	158	187
Total cash generated	719	672	1,461	1,356

General and administrative expenses and other(g)	(9)	(18)	(18)	(29)
Interest expense	(105)	(100)	(265)	(266)
Cash available to pay dividends before taxes	605	554	1,178	1,061

Taxes(h)	(273)	(260)	(273)	(254)
Cash available to pay dividends	$332	$294	$905	$807

Weighted Average Shares Outstanding for Dividends(i)	1,035	1,038	1,035	1,038

Cash Available Per Average Share Outstanding	$0.32	$0.28	$0.87	$0.78
Declared Dividend	$0.43	$0.40	$0.85	$0.78
_______

(a)
Based on (i) KMP distributions of $1.39 and $2.77 per common unit declared for the three and six months ended June 30, 2014, respectively, and $1.32 and $2.62 per common unit declared for the three and six months ended June 30, 2013, respectively; (ii) 454 million and 381 million aggregate common units, Class B units and i-units (collectively KMP units) outstanding as of April 30, 2014 and April 29, 2013, respectively; (iii) 462 million and 433 million aggregate KMP units estimated to be outstanding as of July 31, 2014 and outstanding as of July 31, 2013, respectively; (iv) waived incentive distributions of $33 million and $25 million for the three months ended June 30, 2014 and 2013, respectively, and $66 million and $29 million for the six months ended June 30, 2014 and 2013, respectively, related to certain KMP acquisitions. In addition, we as the general partner of KMP, agreed to waive a portion of our future incentive distribution amounts equal to $33 million and $34 million for our third and fourth quarters in 2014, respectively, $139 million for 2015, $116 million for 2016, $105 million for 2017, and annual amounts thereafter decreasing by $5 million per year from the 2017 level related to certain KMP acquisitions.

(b)
Based on 28 million KMP units estimated to be owned by us as of July 31, 2014 and owned by us as of April 30, 2014, July 31, 2013 and April 29, 2013, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the three and six months ended June 30, 2014 and received as distributions for the three and six months ended June 30, 2013, respectively. We did not sell any KMR shares in the first six months of 2014 or 2013. We intend periodically to sell the KMR shares we receive as distributions to generate cash.

(d)
Based on (i) EPB distributions of $0.65 and $1.30 per common unit declared for the three and six months ended June 30, 2014, respectively, and $0.63 and $1.25 per common unit declared for the three and six months ended June 30, 2013, respectively; (ii) 219 million and 216 million common units outstanding as of April 30, 2014 and April 29, 2013, respectively; and (iii) 231 million and 218 million common units estimated to be outstanding as of July 31, 2014 and outstanding as of July 31, 2013, respectively.

(e)
Based on 93 million EPB units estimated to be owned by us as of July 31, 2014 and 90 million EPB units owned by us as of April 30, 2014, July 31, 2013 and April 29, 2013, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(f)
Represents cash available from former EP assets that remain at KMI, including our investments in Gulf LNG, Ruby and Young Gas Storage Company, Ltd for the periods presented prior to their drop-down to EPB and EPNG and El Paso midstream assets for the periods presented prior to their drop-down to KMP, and our 20% interest in Natural Gas Pipeline Company of America LLC, net of general and administrative expenses related to KMI’s EP assets. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

(g)	Represents corporate general and administrative expenses, corporate sustaining capital expenditures, and other income and expense.

(h)
Amounts were determined based on the income and expenses included in the table, other deductions related to the income included, and the effect of net operating loss carryforwards on cash available to pay dividends of $250 million for the three and six months ended June 30, 2014 and $150 million for the three and six months ended June 30, 2013.

(i)	Includes weighted average common stock outstanding and unvested restricted stock awards issued to management employees that contain rights to dividends.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from continuing operations(a)	$497	$781	$1,098	$1,439
Depreciation, depletion and amortization(a)	502	445	998	860
Amortization of excess cost of equity investments(a)	11	9	21	18
Earnings from equity investments(a)	(100)	(93)	(199)	(194)
Distributions from equity investments	107	98	184	199
Distributions from equity investments in excess of cumulative earnings	52	41	90	78
Difference between equity investment distributable cash flow and distributions received(b)	37	32	114	82
KMP certain items(c)	28	(383)	63	(585)
KMI certain items(c)	11	17	2	1
Difference between cash available and book taxes	(120)	(60)	80	220
Difference between cash and book interest expense for KMI	30	35	10	10
Sustaining capital expenditures(d)	(128)	(92)	(209)	(152)
KMP declared distribution on its limited partner units owned by the public(e)	(580)	(515)	(1,146)	(954)
EPB declared distribution on its limited partner units owned by the public(f)	(89)	(80)	(173)	(158)
Other(g)	74	59	(28)	(57)
Cash available to pay dividends	$332	$294	$905	$807
_______

(a)	Consists of the corresponding line items in our unaudited consolidated statements of income included elsewhere in this report.

(b)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

(c)
Consists of certain items summarized in footnotes (b) through (h) to the “—Results of Operations” table included below and described in more detail in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests,” which include the earnings impact of certain purchase accounting basis differences in instances where KMI’s carrying value may differ from that of its subsidiaries for the same asset or liability. Six month 2013 amount excludes an $84 million KMP certain item for book taxes on the gain on sale of investments in the Express pipeline system, which is reflected in this reconciliation in the line item “Difference between cash available and book taxes.”

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

(g)
Consists of items such as timing and other differences between earnings and cash, KMP’s and EPB’s cash flow in excess of their distributions and non-cash amortization of debt fair value adjustments. Also, three and six month 2013 amounts each include certain items of $5 million related to EPB.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all DD&A expenses, and amortization of excess cost of equity investments to be an important measure of our success in maximizing returns to our shareholders. This measure, sometimes referred to in this report as segment EBDA, is more fully defined in footnote (a) to the “—Results of Operations” table below. We also use segment EBDA internally as a measure of profit and loss used for evaluating segment performance and for deciding how to allocate resources to our six reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

Results of Operations

	Three Months Ended June 30,
	2014	2013	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$955	$1,424	$(469)	(33)%
CO2–KMP	332	358	(26)	(7)%
Products Pipelines–KMP	202	12	190	1,583%
Terminals–KMP	233	206	27	13%
Kinder Morgan Canada–KMP	40	50	(10)	(20)%
Other	—	(5)	5	100%
Total Segment EBDA(b)	1,762	2,045	(283)	(14)%
DD&A expense	(502)	(445)	(57)	(13)%
Amortization of excess cost of equity investments	(11)	(9)	(2)	(22)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(154)	(183)	29	16%
Interest expense, net of unallocable interest income(d)	(444)	(428)	(16)	(4)%
Income from continuing operations before unallocable income taxes	660	989	(329)	(33)%
Unallocable income tax expense	(163)	(208)	45	22%
Net income	497	781	(284)	(36)%
Net income attributable to noncontrolling interests	(213)	(504)	291	58%
Net income attributable to Kinder Morgan, Inc.	$284	$277	$7	3%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2014	2013	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,026	$2,323	$(297)	(13)%
CO2–KMP	695	700	(5)	(1)%
Products Pipelines–KMP	410	197	213	108%
Terminals–KMP	447	392	55	14%
Kinder Morgan Canada–KMP	88	243	(155)	(64)%
Other	7	(1)	8	800%
Total Segment EBDA(e)	3,673	3,854	(181)	(5)%
DD&A expense	(998)	(860)	(138)	(16)%
Amortization of excess cost of equity investments	(21)	(18)	(3)	(17)%
Other revenues	18	18	—	—%
General and administrative expense(f)	(326)	(323)	(3)	(1)%
Interest expense, net of unallocable interest income(g)	(894)	(837)	(57)	(7)%
Income from continuing operations before unallocable income taxes	1,452	1,834	(382)	(21)%
Unallocable income tax expense	(354)	(395)	41	10%
Income from continuing operations	1,098	1,439	(341)	(24)%
Loss from discontinued operations, net of tax(h)	—	(2)	2	100%
Net income	1,098	1,437	(339)	(24)%
Net income attributable to noncontrolling interests	(527)	(868)	341	39%
Net income attributable to Kinder Morgan, Inc.	$571	$569	$2	—%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include KMP’s allocable income tax expense of $15 million and $17 million for the three months ended June 30, 2014 and 2013, respectively, and $24 million and $109 million for the six months ended June 30, 2014 and 2013, respectively.

Certain item footnotes

(b)
2014 and 2013 amounts include a decrease in earnings of $33 million and an increase in earnings of $401 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of each respective segment.

(c)
2014 and 2013 amounts include a decrease in expense of $3 million and an increase in expense of $24 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2014 and 2013 amounts include increases in expense of $10 million and $16 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(e)
2014 and 2013 amounts include a decrease in earnings of $39 million and an increase in earnings of $529 million, respectively, related to the combined effect from all of the six month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of each respective segment.

(f)
2014 and 2013 amounts include decreases in expense of $3 million and increases in expense of $9 million, respectively, related to the combined effect from all of the six month 2014 and 2013 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(g)
2014 and 2013 amounts include increases in expense of $29 million and $23 million, respectively, related to the combined effect from all of the six month 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(h)	2013 amount represents an incremental loss related to the certain item sale of KMP’s FTC Natural Gas Pipelines disposal group effective November 1, 2012.

For the comparable second quarter periods, the certain items described in footnotes (b), (c) and (d) to the tables above accounted for a $401 million decrease in income from continuing operations before unallocable income taxes in the second quarter of 2014, when compared to the second quarter of 2013 (combining to decrease total income from continuing operations

Table of Contents	Kinder Morgan, Inc. Form 10-Q

before unallocable income taxes by $40 million in the second quarter of 2014 and increase total income from continuing operations before unallocable income taxes by $361 million in the second quarter of 2013). After taking into effect these certain items, the remaining $72 million (11%) quarter-to-quarter increase in income from continuing operations before unallocable income taxes was largely driven by better performance in the second quarter of 2014 from the Natural Gas Pipelines, Terminals–KMP, Products Pipelines–KMP and CO2–KMP business segments.

For the comparable six month periods, the certain items described in footnotes (e), (f) and (g) to the tables above accounted for a $562 million decrease in income from continuing operations before unallocable income taxes in the first half of 2014, when compared to the first half of 2013 (combining to decrease total income from continuing operations before unallocable income taxes by $65 million in the first half of 2014 and increase total income from continuing operations before unallocable income taxes by $497 million in the first half of 2013). After taking into effect these certain items, the remaining $180 million (13%) period-to-period increase in income from continuing operations before unallocable income taxes was largely driven by better performance in the first six months of 2014 from the Natural Gas Pipelines, Terminals–KMP, CO2–KMP and Products Pipelines–KMP business segments.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$2,465	$2,054	$5,026	$3,810
Operating expenses(b)	(1,586)	(1,255)	(3,151)	(2,183)
Other expense(c)	(3)	(7)	(2)	(7)
Earnings from equity investments(d)	75	70	150	142
Interest income and Other, net(e)	7	565	9	565
Income tax expense	(3)	(3)	(6)	(4)
EBDA	955	1,424	2,026	2,323
Discontinued operations(f)	—	—	—	(2)
Certain items, net (a)(b)(c)(d)(e)(f)	6	(547)	9	(543)
EBDA before certain items	$961	$877	$2,035	$1,778

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$413	20%	$1,222	32%
EBDA before certain items	$84	10%	$257	14%

Natural gas transport volumes (BBtu/d)(g)	27,838	25,871	28,349	27,058
Natural gas sales volumes (BBtu/d)(h)	2,208	2,417	2,231	2,387
Natural gas gathering volumes (BBtu/d)(i)	3,090	3,060	2,981	2,975
_______
Certain item footnotes

(a)
Three and six month 2014 amounts include decreases in revenues of $3 million and $7 million, respectively, and three and six month 2013 amounts each include a decrease in revenues of $1 million, all reflecting non-cash mark to market adjustments related to derivative contracts.

(b)
Three and six month 2013 amounts include (i) a $2 million increase in operating expenses related to SNG’s sales and use tax audit interest and penalties; and (ii) a $2 million increase in operating expenses related to hurricane repair costs for SNG’s offshore assets. Six month 2013 amount also includes a $2 million increase in operating expenses from other certain items.

(c)
Three and six month 2014 amounts include increases in expense of $3 million and $5 million, respectively, and three and six month 2013 amounts each include a $6 million loss reflecting the impact of our basis difference related to purchase accounting.

(d)	Six month 2014 amount includes $3 million increase in earnings related to a non-cash mark to market adjustment on an interest rate swap.

(e)	Three and six month 2013 amounts include a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford Gathering to fair value.

(f)	Six month 2013 amount represents an incremental loss from the sale of KMP’s FTC Natural Gas Pipelines disposal group’s net assets.
Other footnotes

(g)
Includes 100% of pipeline volumes for our and our subsidiaries’ wholly-owned assets as well as joint venture assets as if they were wholly-owned for all periods presented. Volumes for acquired pipelines are included for all periods.

(h)	Represents volumes for the Texas intrastate natural gas pipeline group.

(i)	Includes 100% of gas gathering volumes for KMP’s wholly-owned assets. Joint venture throughput is reported at KMP’s ownership share. Volumes for acquired pipelines are included for all periods.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2014 and 2013:

Three months ended June 30, 2014 versus Three months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$41	22%	$44	18%
Copano operations (excluding Eagle Ford)	31	n/a	279	n/a
Citrus	7	31%	n/a	n/a
Eagle Ford Gathering(a)	6	n/a	91	n/a
Ruby	6	228%	n/a	n/a
EP midstream asset operations	5	28%	13	32%
EPNG	2	2%	10	7%
Wyoming Interstate Company	(8)	(23)%	(7)	(16)%
SNG	(5)	(4)%	(2)	(2)%
Kinder Morgan treating operations	(5)	(29)%	(10)	(35)%
Texas Intrastate Natural Gas Pipeline Group	(1)	(3)%	29	3%
All others (including eliminations)	5	2%	(34)	(20)%
Total Natural Gas Pipelines	$84	10%	$413	20%

Six months ended June 30, 2014 versus Six months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Copano operations (excluding Eagle Ford)	$111	n/a	$742	n/a
TGP	76	19%	83	16%
Eagle Ford Gathering(a)	30	n/a	236	n/a
Texas Intrastate Natural Gas Pipeline Group	18	11%	302	17%
Ruby	10	187%	n/a	n/a
Citrus	10	28%	n/a	n/a
EP midstream asset operations	8	20%	25	30%
EPNG	6	3%	23	8%
Wyoming Interstate Company	(14)	(19)%	(14)	(16)%
SNG	(11)	(5)%	(5)	(2)%
Kinder Morgan treating operations	(7)	(25)%	(24)	(40)%
All others (including eliminations)	20	4%	(146)	(33)%
Total Natural Gas Pipelines	$257	14%	$1,222	32%
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

The primary increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the comparable three and six month periods of 2014 and 2013 included the following:

•	increases of $41 million (22%) and $76 million (19%), respectively, from TGP primarily due to higher revenues from (i) firm transportation and storage due largely to new projects placed in service in the latter part of 2013 and new southbound capacity contracts; (ii) usage and interruptible transportation services due to both weather-related increases

Table of Contents	Kinder Morgan, Inc. Form 10-Q

and higher short-haul volumes; and (iii) natural gas park and loan customer services, due also primarily to colder winter weather relative to the first half of 2013;

•	incremental earnings of $31 million and $111 million, respectively, from KMP’s Copano operations which it acquired effective May 1, 2013 (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included below with the 50% ownership interest we previously owned);

•	increases of $7 million (31%) and $10 million (28%), respectively, from Citrus assets, due largely to reduction of property tax expenses;

•	incremental earnings of $6 million and $30 million, respectively, from KMP’s total (100%) Eagle Ford natural gas gathering operations, due mainly to the incremental 50% ownership interest it acquired as part of its acquisition of
Copano effective May 1, 2013, and to higher natural gas gathering volumes from the Eagle Ford shale formation;

•	increases of $6 million (228%) and $10 million (187%), respectively, from Ruby, due largely to higher transport revenues and lower interest expense;

•
increases of $5 million (28%) and $8 million (20%), respectively, from KMP’s EP midstream assets, due largely to higher gathering revenues from increased drilling from both the Altamont gathering system in Utah and the Camino Real gathering system in South Texas;

•	increases of $2 million (2%) and $6 million (3%), respectively, from EPNG, due largely to higher transport revenues;
• decreases of $8 million (23%) and $14 million (19%), respectively, from Wyoming Interstate Company, primarily due to lower reservation revenue of $8 million and $14 million, respectively, as a result of rate reductions pursuant to its Section 5 rate settlement;
• decreases of $5 million (4%) and $11 million (5%), respectively, from SNG, driven by lower reservation and usage revenues of $7 million and $15 million for the three and six month periods due to rate reductions pursuant to its rate case settlement effective September 1, 2013. Partially offsetting these unfavorable impacts were incremental revenues of $4 million and $10 million for the three and six month periods primarily due to increased park and loan services, additional firm transportation services and expansion revenue related to an expansion that was placed in service in late 2013. In addition, SNG experienced $2 million and $6 million of higher operating expenses for the three and six month periods in 2014 as compared to the same periods in 2013 primarily due to the aforementioned rate case settlement’s impact on our electricity cost recovery and higher property taxes and field operation and maintenance expenses;

•	decreases of $5 million (29%) and $7 million (25%), respectively, from KMP’s Kinder Morgan treating operations, due largely to reduced activity at SouthTex Treaters (its manufacturing facility); and

•	a decrease of $1 million (3%) and an increase of $18 million (11%), respectively, from KMP’s Texas intrastate natural gas pipeline group, due largely to higher maintenance costs in the second quarter of 2014, and for the comparable six month periods, to higher natural gas sales, transportation and storage margins, all driven in part by colder weather in the first quarter of 2014.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$454	$460	$937	$889
Operating expenses	(127)	(107)	(252)	(199)
Earnings from equity investments	7	7	14	13
Income tax expense	(2)	(2)	(4)	(3)
EBDA	332	358	695	700
Certain items(a)	28	(7)	31	(9)
EBDA before certain items	$360	$351	$726	$691

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$29	6%	$88	10%
EBDA before certain items	$9	3%	$35	5%

Southwest Colorado CO2 production (gross)(Bcf/d)(b)	1.3	1.2	1.3	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(b)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	32.2	30.0	32.0	30.4
SACROC oil production (net)(MBbl/d)(d)	26.8	25.0	26.6	25.3
Yates oil production (gross)(MBbl/d)(c)	19.6	20.7	19.6	20.6
Yates oil production (net)(MBbl/d)(d)	8.5	9.2	8.6	9.1
Katz oil production (gross)(MBbl/d)(c)	3.8	2.5	3.7	2.3
Katz oil production (net)(MBbl/d)(d)	3.2	2.1	3.0	1.9
Goldsmith oil production (gross)(MBbl/d)(c)	1.3	0.4	1.2	0.2
Goldsmith oil production (net)(MBbl/d)(d)	1.1	0.4	1.1	0.2
NGL sales volumes (net)(MBbl/d)(d)	9.9	9.6	9.9	9.9
Realized weighted-average oil price per Bbl(e)	$88.83	$94.20	$90.35	$90.55
Realized weighted-average NGL price per Bbl(f)	$45.71	$44.17	$47.56	$45.36
_______
n/a – not applicable
Certain item footnote

(a)
Three and six month 2014 amounts include unrealized losses of $28 million and $31 million, respectively, and three and six month 2013 amounts include unrealized gains of $7 million and $9 million, respectively, all relating to derivative contracts used to hedge forecasted crude oil sales.

Other footnotes

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

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGL. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Source and Transportation Activities and for each of these two primary businesses, following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2014 and 2013:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2014 versus Three months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$21	23%	$23	22%
Oil and Gas Producing Activities	(12)	(4)%	11	3%
Intrasegment eliminations	—	—%	(5)	(30)%
Total CO2–KMP	$9	3%	$29	6%

Six months ended June 30, 2014 versus Six months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$41	22%	$49	24%
Oil and Gas Producing Activities	(6)	(1)%	49	7%
Intrasegment eliminations	—	—%	(10)	(30)%
Total CO2–KMP	$35	5%	$88	10%

The primary increases and decreases in the CO2–KMP segment’s source and transportation activities in the comparable three and six month periods of 2014 and 2013 included the following:

•
EBDA increases of $21 million (23%) and $41 million (22%), respectively, driven primarily by higher revenues (described following), somewhat offset by higher labor costs, power costs and property taxes; and

•
revenue increases of $23 million (22%) and $49 million (24%), respectively, driven primarily by increases of 14% and 16%, respectively, in average CO2 sales prices. The increases in sales prices were due primarily to two factors: (i) a change in the mix of contracts resulting in more CO2 being delivered under higher price contracts; and (ii) heavier weighting of new CO2 contract prices to the price of crude oil. CO2 sales volumes were also higher by 13% and 14%, respectively, when compared to the same two periods in 2013, primarily due to expansion projects at KMP’s Doe Canyon field which went in service in the fourth quarter of 2013.

The primary increases and decreases in the CO2–KMP segment’s oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, in the comparable three and six month periods of 2014 and 2013 included the following:

•
EBDA decreases of $12 million (4%) and $6 million (1%), respectively, driven by higher operating expenses as a result of incremental well work over costs at KMP’s recently acquired Goldsmith Landreth unit.  Power costs increased primarily due to increased production at SACROC and higher power prices along with the incremental power required at the Goldsmith Landreth unit. In addition, operating expenses increased due to higher property taxes and severance taxes related to the increases in revenue (described following); and

•
revenue increases of $11 million (3%) and $49 million (7%), respectively, driven primarily by an increase of 8% for both periods, in crude oil volumes. The increases in sales volumes were due primarily to higher production at the Katz field unit, incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and higher production at the SACROC unit (volumes presented in the results of operations table above). The increases in revenues from productions were offset somewhat in the second quarter by a decrease in weighted average prices of 5%.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$524	$443	$1,058	$897
Operating expenses(a)	(333)	(439)	(672)	(720)
Other (expense) income(b)	(2)	(5)	1	(5)
Earnings from equity investments	13	11	25	23
Interest income and Other, net	—	2	(1)	2
Income tax expense	—	—	(1)	—
EBDA	202	12	410	197
Certain items, net(a)(b)	7	167	3	182
EBDA before certain items	$209	$179	$413	$379

Change from prior period	Increase/(Decrease)
Revenues	$81	18%	$161	18%
EBDA before certain items	$30	17%	$34	9%

Gasoline (MMBbl)(c)	112.8	105.6	215.7	203.4
Diesel fuel (MMBbl)	38.8	36.8	74.6	69.6
Jet fuel (MMBbl)	29.4	27.7	56.8	54.9
Total refined product volumes (MMBbl)(d)	181.0	170.1	347.1	327.9
NGL (MMBbl)(e)	6.2	8.0	14.9	17.8
Condensate (MMBbl)(f)	7.8	2.6	12.4	4.6
Total delivery volumes (MMBbl)	195.0	180.7	374.4	350.3
Ethanol (MMBbl)(g)	10.4	9.7	20.1	18.4
_______
Certain item footnotes

(a)
Three and six month 2014 amounts include increases in expense of $5 million and $4 million, respectively, associated with a certain Pacific operations litigation matter. Three and six month 2013 amounts include a $162 million increase in operations and maintenance expense associated with certain rate case liability adjustments. Six month 2013 amount also includes a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal.

(b)
Three and six month 2014 amounts include a loss of $1 million and a gain of $2 million, respectively, from the sale of propane pipeline line-fill. Three and six month 2013 amounts include $5 million increase in expense related to the loss from the write-off of assets at KMP’s Los Angeles Harbor West Coast terminal. Also, three and six month 2014 amounts each include an increase in expense of $1 million reflecting the impact of our basis difference related to purchase accounting.

Other footnotes

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2014 and 2013.

Three months ended June 30, 2014 versus Three months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$14	699%	$19	417%
Pacific operations	13	20%	12	12%
Transmix operations	9	176%	56	26%
Southeast terminal operations	3	16%	1	5%
Cochin Pipeline	(9)	(52)%	(8)	(38)%
All others (including eliminations)	—	—%	1	2%
Total Products Pipelines–KMP	$30	17%	$81	18%

Six months ended June 30, 2014 versus Six months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$19	289%	$42	435%
Transmix operations	12	64%	107	24%
Pacific operations	10	8%	14	7%
Southeast terminal operations	5	14%	6	11%
Cochin Pipeline	(14)	(30)%	(14)	(26)%
All others (including eliminations)	2	1%	6	5%
Total Products Pipelines–KMP	$34	9%	$161	18%

The primary increases and decreases in the Products Pipelines–KMP business segment’s EBDA in the comparable three and six month periods of 2014 and 2013 included the following:

•	increases of $14 million (699%) and $19 million (289%), respectively, from KMP’s Kinder Morgan Crude Oil &
Condensate Pipeline, due mainly to increases of 199% and 128%, respectively, in higher pipeline throughput volumes as the facility comes closer to capacity;

•	increases of $13 million (20%) and $10 million (8%), respectively, from KMP’s Pacific operations, due primarily to higher volumes and margins and higher physical gains;

•	increases of $9 million (176%) and $12 million (64%), respectively, from KMP’s transmix processing operations, due to higher volumes and margins at various transmix sales plants;

•	increases of $3 million (16%) and $5 million (14%), respectively, from KMP’s Southeast terminal operations, driven by higher butane blending revenues; and

•	decreases of $9 million (52%) and $14 million (30%), respectively, from KMP’s Cochin Pipeline, primarily due to lower terminal, storage and petrochemical volumes and associated revenues, as a result of the Cochin Reversal project, which converted the line to northbound condensate service to serve oilsands producers’ needs in western Canada.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$421	$344	$812	$681
Operating expenses(b)	(190)	(169)	(373)	(326)
Other (expense) income(c)	(1)	28	(2)	28
Earnings from equity investments	6	5	11	12
Interest income and Other, net(d)	4	1	5	2
Income tax expense(e)	(7)	(3)	(6)	(5)
EBDA	233	206	447	392
Certain items, net(a)(b)(c)(d)(e)	(6)	(15)	8	(14)
EBDA before certain items	$227	$191	$455	$378

Change from prior period	Increase/(Decrease)
Revenues before certain items	$69	20%	$123	18%
EBDA before certain items	$36	19%	$77	20%

Bulk transload tonnage (MMtons)(f)	22.4	22.0	44.0	44.4
Ethanol (MMBbl)	18.6	15.6	35.1	30.8
Liquids leaseable capacity (MMBbl)	72.1	62.1	72.1	62.1
Liquids utilization %(g)	94.8%	94.5%	94.8%	94.5%
______
Certain item footnotes

(a)
Three and six month 2014 amounts include an $8 million increase in revenues from amortization of deferred credits from KMP’s APT acquisition. The amortization is related to the valuation of certain customer contracts at fair value in purchase accounting. KMP is amortizing these deferred credits as non-cash adjustments (increases) to revenue over the remaining contract period.

(b)
Three and six month 2014 amounts include increases in expense of $1 million and $8 million, respectively, and three and six month 2013 amounts include increases in expense of $13 million and $14 million, respectively, all related to hurricane clean-up and repair activities at KMP’s New York Harbor and Mid-Atlantic terminals. Three and six month 2014 amounts also include increases in expense of $2 million and $12 million, respectively, primarily associated with a legal liability adjustment related to a certain litigation matter.

(c)
Six month 2014 amount includes a $1 million casualty indemnification loss, and three and six month 2013 amounts include a $28 million casualty indemnification gain, all related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals. Also, three and six month 2013 amounts each include an increase in expense of $1 million reflecting the impact of our basis difference related to purchase accounting.

(d)	Three and six month 2013 amounts include a $1 million casualty indemnification gain related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals.

(e)
Three and six month 2014 amounts include decreases in expense (representing tax savings) of $1 million and $5 million, respectively, related to the pre-tax expense amount associated with the litigation matter described in footnote (b).

Other footnotes

(f)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(g)	The ratio of KMP’s actual leased capacity (excluding the capacity of tanks out of service) to its estimated potential capacity.

The Terminals–KMP business segment includes the transportation, transloading and storing of refined petroleum products, crude oil, condensate (other than those included in the Products Pipelines–KMP segment), and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals.  Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2014 and 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended June 30, 2014 versus Three months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$16	n/a	$28	n/a
Gulf Central	7	210%	12	997%
West	6	42%	10	33%
Gulf Liquids	3	4%	3	4%
Gulf Bulk	1	4%	3	9%
All others (including intrasegment eliminations and unallocated income tax expenses)	3	3%	13	6%
Total Terminals–KMP	$36	19%	$69	20%

Six months ended June 30, 2014 versus Six months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$29	n/a	$50	n/a
West	13	39%	20	32%
Gulf Liquids	12	12%	11	8%
Gulf Central	11	162%	21	994%
Gulf Bulk	6	18%	10	15%
All others (including intrasegment eliminations and unallocated income tax expenses)	6	3%	11	3%
Total Terminals–KMP	$77	20%	$123	18%

The primary increases and decreases in the Terminals -KMP business segment’s EBDA in the comparable three and six month periods of 2014 and 2013 included the following:

•	increases of $16 million and $29 million, respectively, from acquired assets and businesses, primarily the marine operations KMP acquired effective January 17, 2014 (the APT acquisition);

•	increases of $7 million (210%) and $11 million (162%), respectively, from KMP’s Gulf Central terminals, driven by higher earnings from its approximately 55% owned BOSTCO oil terminal joint venture, which is located on the
Houston Ship Channel and began operations in October 2013;

•	increases of $6 million (42%) and $13 million (39%), respectively, from KMP’s West region terminals, driven by the completion of expansion projects since the end of the second quarter of 2013;

•
increases of $3 million (4%) and $12 million (12%), respectively, from KMP’s Gulf Liquids terminals, due to higher liquids warehousing revenues from KMP’s Pasadena and Galena Park liquids facilities located along the

Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services and new and incremental customer agreements at higher rates, including new tankage from completed expansion projects since the end of the second quarter of 2013; and

•	increases of $1 million (4%) and $6 million (18%), respectively, from KMP’s Gulf Bulk terminals, driven by higher volumes in 2014, due in large part to refinery and coker shutdowns in 2013 as a result of turnarounds taken.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$68	$75	$137	$147
Operating expenses	(24)	(27)	(48)	(52)
Earnings from equity investments	—	—	—	4
Interest income and Other, net(a)	(1)	11	6	241
Income tax expense(b)	(3)	(9)	(7)	(97)
EBDA	40	50	88	243
Certain items, net(a)(b)	—	—	—	(141)
EBDA before certain items	$40	$50	$88	$102

Change from prior period	Increase/(Decrease)
Revenues	$(7)	(9)%	$(10)	(7)%
EBDA before certain items	$(10)	(20)%	$(14)	(14)%

Transport volumes (MMBbl)(c)	27.0	26.8	51.9	53.6
_______
Certain item footnotes

(a)	Six month 2013 amount includes a gain of $225 million from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)
Six month 2013 amount includes an increase of $84 million related to the pre-tax gain amount associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

Other footnote

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express pipeline system. Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2014 and 2013.

 Three months ended June 30, 2014 versus Three months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(11)	(194)%	n/a	n/a
Trans Mountain Pipeline	1	1%	$(7)	(9)%
Total Kinder Morgan Canada–KMP	$(10)	(20)%	$(7)	(9)%

Six months ended June 30, 2014 versus Six months ended June 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(11)	(103)%	n/a	n/a
Trans Mountain Pipeline	(3)	(4)%	$(10)	(7)%
Total Kinder Morgan Canada–KMP	$(14)	(14)%	$(10)	(7)%
_______

(a)	Amount consists of unrealized foreign currency losses, net of tax, on outstanding, short-term intercompany borrowings.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The increase of $1 million (1%) for the comparable quarterly periods from Trans Mountain’s earnings was due to minor changes in volumes. The decrease of $3 million (4%) for the comparable six month periods from Trans Mountain’s earnings was driven by an unfavorable impact from foreign currency translation. Due to the weakening of the Canadian dollar since the end of the second quarter of 2013, KMP translated Canadian denominated income and expense amounts into fewer U.S. dollars in 2014.

Other

Our other segment results are driven by activities from other miscellaneous assets and liabilities purchased in our 2012 EP acquisition that were not allocated to the above segments. There were earnings of $7 million for the six months ended June 30, 2014. There were losses of $5 million and $1 million from this segment for the three and six months ended June 30, 2013, respectively. However, these earnings include certain items of $2 million and $12 million which increased earnings for the three and six months ended June 30, 2014, respectively, and a $1 million decrease in earnings and $2 million increase in earnings for the three and six months ended June 30, 2013, respectively. The six month 2014 certain items primarily related to foreign operations and non-recurring building expenses. After taking into effect the certain items, the earnings for the three and six months ended June 30, 2014 when compared to the same two periods a year ago were essentially flat.

General and Administrative, Interest, and Noncontrolling Interest

	Three Months Ended June 30,
	2014	2013	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(f)	$3	$(2)	$5	250%
KMP general and administrative expense(b)	132	163	(31)	(19)%
EPB general and administrative expense(c)	19	22	(3)	(14)%
Consolidated general and administrative expense	$154	$183	$(29)	(16)%

KMI interest expense, net of unallocable interest income(d)	$137	$137	$—	—%
KMP interest expense, net of unallocable interest income(e)	231	215	16	7%
EPB interest expense, net of unallocable interest income	76	76	—	—%
Unallocable interest expense net of interest income and other, net	$444	$428	$16	4%

KMR noncontrolling interests	$34	$67	$(33)	(49)%
KMP noncontrolling interests	132	382	(250)	(65)%
EPB noncontrolling interests	47	55	(8)	(15)%
Net income attributable to noncontrolling interests	$213	$504	$(291)	(58)%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Six Months Ended June 30,
	2014	2013	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(f)	$2	$(16)	$18	113%
KMP general and administrative expense(b)	285	297	(12)	(4)%
EPB general and administrative expense(c)	39	42	(3)	(7)%
Consolidated general and administrative expense	$326	$323	$3	1%

KMI interest expense, net of unallocable interest income(d)	$275	$269	$6	2%
KMP interest expense, net of unallocable interest income(e)	470	417	53	13%
EPB interest expense, net of unallocable interest income	149	151	(2)	(1)%
Unallocable interest expense net of interest income and other, net	$894	$837	$57	7%

KMR noncontrolling interests	$80	$127	$(47)	(37)%
KMP noncontrolling interests	328	609	(281)	(46)%
EPB noncontrolling interests	119	132	(13)	(10)%
Net income attributable to noncontrolling interests	$527	$868	$(341)	(39)%
_______
Certain item footnotes

(a)
Three and six month 2014 amounts include decreases in expense of $9 million and $18 million, respectively, related to pension credit income, as well as net increases in expense of $6 million and $9 million, respectively, for various other certain items. Three and six month 2013 amounts include decreases in expense of $14 million and $29 million, respectively, related to pension credit income, and three month 2013 amount also includes a net increase in other expense of $5 million for various other certain items.

(b)
The three month amount for 2013 includes certain items of $32 million. The six month amounts for 2014 and 2013 include certain items of $6 million and $37 million, respectively. These increases in expense from certain items are primarily related to severance expense allocated to KMP from us and business acquisition expenses.

(c)	2013 amounts include $1 million in severance expense allocated to EPB from us.

(d)
Three and six month 2014 amounts include (i) $8 million and $10 million, respectively, of amortization of capitalized financing fees which were associated with the EP acquisition; and (ii) $4 million and $10 million, respectively, of interest on margin for marketing contracts.  Three and six month 2013 amounts include (i) $15 million and $18 million, respectively, of amortization of capitalized financing fees which were associated with the EP acquisition; and (ii) $3 million and $7 million, respectively, of interest on margin for marketing contracts.

(e)
The three month amounts for 2014 and 2013 each are decreased by certain items of $2 million associated with debt fair value adjustments recorded in purchase accounting for KMP’s Copano acquisition. The six month amounts for 2014 and 2013 include increases for certain items of $9 million and decreases for certain items of $2 million, respectively. The six month 2014 certain item amount primarily relates to interest expense associated with a certain Pacific operations litigation matter in 2014.

Other footnote
(f) Three and six month 2014 amounts include a net decrease in expense of $6 million and $13 million, respectively; and three and six month 2013 amounts include a net decrease in expense of $5 million and $11 million, respectively, related to intercompany rental charges to KMP and EPB which were offset by intercompany rent expense included in KMP and EPB general and administrative expenses.

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

For the three and six months ended June 30, 2014, the certain items and other item described in footnotes (a) and (f) to the table above accounted for increases of $5 million and $18 million, respectively, in KMI’s general and administrative expenses,

Table of Contents	Kinder Morgan, Inc. Form 10-Q

when compared to the same two periods a year ago. Excluding these certain items, KMI’s general and administrative expenses for the second quarter and first half of 2014 when compared to the same two periods a year ago were essentially flat.

For the three and six months ended June 30, 2014, the certain items described in footnote (b) to the table above accounted for decreases of $32 million and $31 million, respectively, in KMP’s general and administrative expenses, when compared to the same two periods a year ago. The remaining $1 million (1%) and $19 million (7%) period-to-period increases in expense were largely driven by the acquisition of additional businesses, associated primarily with its acquisition of Copano (effective May 1, 2013). Additional drivers were increased benefits costs and higher segment labor expenses.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount. After taking into effect the certain items described in footnote (d) to the table above, KMI’s remaining unallocable interest expense increased $6 million (5%) and $11 million (5%), respectively, in the three and six months ended June 30, 2014, when compared to the same periods a year ago. The increases were primarily due to the refinancing of short-term KMI credit facility debt with a $1.5 billion long-term debt issuance in November 2013, which had a higher interest rate. This increase was partially offset by (i) a reduction in interest expense related to the EP acquisition term loan as a result of partial prepayments in March 2013 and May 2014 with cash proceeds KMI received from the March 2013 and May 2014 drop-down transactions; (ii) lower rates on the KMI credit facility and EP acquisition term loan as a result of the refinancing of those facilities in May 2014; and (iii) a lower average outstanding balance on the KMI credit facility for the periods in 2014 as compared to the same periods in 2013.

After taking into effect the certain item described in footnote (e) to the table above, KMP’s net interest expense increased $16 million (7%) and $42 million (10%), respectively, in the three months and six months ended June 30, 2014, when compared to the same periods a year ago. The increases were driven by higher average debt levels.

We, and our subsidiary KMP, swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2014 and December 31, 2013, approximately 25% and 27%, respectively, of KMI’s and 28% and 29%, respectively, of KMP’s consolidated debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management.”

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, decreased $291 million (58%) and $341 million (39%), respectively, for the three and six months ended June 30, 2014 as compared with the same periods a year ago.  The decrease was primarily due to our noncontrolling interest’s portion of (i) KMP’s 2013 $558 million gain from the remeasurement of its previously held 50% equity interest in Eagle Ford to fair value; and (ii) KMP’s 2013 $141 million after-tax gain on the sale of its investments in the Express pipeline system.

Income Taxes

Our tax expense from income from continuing operations for the three months ended June 30, 2014 is approximately $178 million as compared with tax expense of $225 million for the same period of 2013. The $47 million decrease in tax expense was primarily due to (i) the tax impact on significantly higher pretax earnings in 2013 associated with KMI’s investment in KMP (primarily as a result of KMP’s recognition of a $558 million gain on remeasurement to fair value of its previously held 50% interest in the Eagle Ford joint venture in the second quarter of 2013); and (ii) a 2013 decrease in KMI’s share of nondeductible goodwill associated with its investment in KMP (as a result of its change in ownership primarily due to KMP’s acquisition of Copano). These decreases are partially offset by the tax benefit in 2013 of a decrease in the deferred state tax rate as a result of KMP’s acquisition of Copano.

Total tax expense from income from continuing operations for the six months ended June 30, 2014 and 2013 is $378 million and $504 million, respectively. The $126 million decrease in tax expense was primarily due to (i) the tax impact on significantly higher pretax earnings in 2013 associated with KMI’s investment in KMP (primarily as a result of KMP’s recognition of a $558 million gain on remeasurement to fair value of its previously held 50% interest in the Eagle Ford joint venture in the second quarter of 2013); (ii) the tax expense in 2013 as a result of KMP’s sale of its one-third interest in the Express-Platte pipeline; and (iii) a 2013 decrease in KMI’s share of nondeductible goodwill associated with its investment in KMP (as a result of its change in ownership primarily due to KMP’s acquisition of Copano). These decreases were partially offset by the tax benefit in 2013 of a decrease in the deferred state tax rate as a result of the March 2013 drop-down transaction and KMP’s acquisition of Copano.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Financial Condition

General

As of June 30, 2014, we had a combined $363 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), a decrease of $235 million (39%) from December 31, 2013. We believe our cash position and remaining borrowing capacity discussed below in “—Short-term Liquidity” and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt interest payments, sustaining capital expenditures, quarterly dividend payments and our subsidiaries’ quarterly distributions.

Expansion capital expenditures, acquisitions and debt principal payments have historically been funded by us and our subsidiaries through (i) additional borrowings (including commercial paper issuances by KMP); (ii) the issuance of additional common stock by us; (iii) issuance of shares by KMR with proceeds used for its purchase of additional KMP i-units; (iv) issuance of common units by KMP or EPB; and (v) in some instances, proceeds from divestitures.

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
In March 2014, Standard & Poor’s Rating Services upgraded EPB’s corporate credit rating to BBB from BBB- and revised EPB’s and KMI’s outlook from positive to stable. Moody’s Investor Services affirmed EPB’s corporate credit rating of Ba1 and revised its outlook from positive to stable.

Short-term Liquidity

As of June 30, 2014, our principal sources of short-term liquidity were (i) KMI’s, KMP’s and EPB’s respective credit facilities (discussed following); (ii) KMP’s $2.7 billion short-term commercial paper program; and (iii) cash from operations.  In May, 2014, KMI’s $1.75 billion secured credit facility due December 2014 was replaced with a $1.75 billion unsecured credit facility due May 2019 (see Note 3 “Debt”). The loan commitments under their facilities can be used to fund borrowings for the respective entity’s general corporate or partnership purposes, and KMP’s facility can also be used as a backup for its commercial paper program.  We provide for liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities and have consistently generated strong cash flow from operations, providing a source of funds of $2,203 million and $1,734 million in the first six months of 2014 and 2013, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

The following represents our primary revolving credit facilities that were available to KMI and its subsidiaries, KMP and EPB, debt outstanding under the credit facilities, including commercial paper borrowings, and available borrowing capacity under the facilities after deducting (i) outstanding letters of credit; (ii) outstanding borrowings under KMI’s and EPB’s credit facilities, and KMP’s commercial paper program (supported by its credit facility); and (iii) a capital contribution commitment to one of KMP’s unconsolidated subsidiaries.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	June 30, 2014
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, five-year unsecured revolver, due May 2019	$820	$872
KMP
$2.7 billion, five-year unsecured revolver, due May 2018	$513	$1,807
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$1,000

Our combined balance of short-term debt as of June 30, 2014 was $2,623 million, primarily consisting of (i) $1,333 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.7 billion commercial paper program; (ii) $500 million in principal amount of KMP’s 5.125% senior notes that mature November 15, 2014; (iii) $300 million in principal amount of KMP’s 5.625% senior notes that mature February 15, 2015; and (iv) $250 million in principal amount of KMI’s 5.15% senior notes that mature March 1, 2015. KMP and EPB intend to refinance its respective current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings (for KMP) or credit facility borrowings. KMI intends to refinance its short-term debt through additional credit facility borrowings or issuing new long-term debt. Our combined balance of short-term debt as of December 31, 2013 was $2,306 million.

We had working capital deficits of $3,120 million and $2,207 million as of June 30, 2014 and December 31, 2013, respectively.  The overall $913 million (41%) unfavorable change from year-end 2013 was primarily due to (i) a net increase in KMI’s credit facility borrowings; (ii) lower cash balances (described above); and (iii) higher “Other current liabilities.” The period-to-period increase in current liabilities was due largely to higher fair values on KMP’s short-term commodity hedging derivative contract liabilities and to KMP’s higher short-term legal and litigation liabilities. The overall increase in our working capital deficit was partially offset by a net decrease in KMP’s commercial paper borrowings and EPB’s current maturities. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our combined cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

Long-term Financing

As of June 30, 2014 and December 31, 2013, the consolidated balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $33,838 million and $33,062 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

The $875 million cash proceeds from the May 2014 drop-down transaction were used to pay down the EP acquisition debt in the second quarter of 2014 (see Note 2 “Acquisitions and Divestitures—Drop-down of Assets to EPB”).

For additional information about our debt-related transactions in the first six months of 2014, see Note 3 “Debt.”  For information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2013 Form 10-K.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. Capital expenditures include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion, or discretionary capital expenditures). These distinctions are used when determining cash from operations pursuant to the MLP partnership agreements (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. With respect to KMP’s oil and gas

Table of Contents	Kinder Morgan, Inc. Form 10-Q

producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e. production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. Thus under the MLP partnership agreements, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

Budgeting of maintenance capital expenditures is done annually on a bottom up basis. For each of our assets, we budget for and make those maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of capital additions and improvements are generally made periodically throughout the year on a project by project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures.

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

  Our capital expenditures for the six months ended June 30, 2014, and the amount we expect to spend for the remainder of 2014 to grow and sustain our businesses are as follows:

	Six Months Ended June 30, 2014	2014 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)
KMP	$171	$271	$442
EPB	16	31	47
KMI	22	41	63
Total sustaining capital expenditures	$209	$343	$552
Discretionary capital expenditures(b)(c)	$1,513	$2,638	$4,151
_______

(a)
Six-month 2014 amount, 2014 Remaining amount, and Total 2014 amount include $25 million, $42 million, and $67 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Six-month 2014 amount (i) includes $130 million of discretionary capital expenditures of unconsolidated joint ventures and acquisitions; and (ii) excludes a combined $150 million net change from accrued capital expenditures, contractor retainage and amounts primarily related to contributions from KMP’s noncontrolling interests to fund a portion of certain capital projects.

(c)
2014 Remaining amount includes contributions to certain unconsolidated joint ventures and small acquisitions, net of contributions estimated from unaffiliated joint venture partners for consolidated investments.

We generally fund our sustaining capital expenditures with existing cash or from cash flows from operations, and we initially fund our discretionary capital expenditures through borrowings under our credit facilities (or commercial paper program from KMP) until the amount borrowed is of a sufficient size to cost effectively replace the initial funding with long-term debt, equity (including for KMP, retained cash related to its i-unit distributions to KMR), or both.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2013 in our 2013 Form 10-K.

Cash Flows

Operating Activities

The net increase of $469 (27%) million in cash provided by operating activities in the first half of 2014 compared to the respective 2013 period was primarily attributable to:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

•
a $269 million increase in cash from overall higher net income after adjusting our period-to-period $339 million decrease in net income for non-cash items primarily consisting of the 2013 gain on the remeasurement of KMP’s previous 50% equity investment in Eagle Ford Gathering; the 2013 gain on sale of KMP’s investments in the Express pipeline system (see the discussion of these investments in Note 2 “Acquisition and Divestitures” to our consolidated financial statements); DD&A; deferred income taxes; and a decrease in transportation rate case and legal liabilities;

•
a $302 million increase in cash associated with net changes in working capital items and non-current assets and liabilities. The overall increase in cash was driven primarily by higher cash inflows from favorable changes in trade receivables and payables, favorable changes in previously deferred reimbursable costs and expenses, and changes related to commodity hedging activities. These increases in cash were partially offset by lower cash flows from both natural gas storage and pipeline transportation system balancing, and accrued tax liabilities; and

•
a $96 million decrease in cash from interest rate swap termination payments. In the first half of 2013, in separate transactions, KMP terminated three existing fixed-to-variable interest rate swap agreements prior to their contractual maturity dates.

Investing Activities
The $1,590 million net decrease in cash in investing activities in the first half of 2014 compared to the respective 2013 period due to higher cash expended was primarily attributable to:

•
a $707 million decrease in cash due to higher expenditures for the acquisition of assets and investments from unrelated parties. The overall increase was primarily related to the $961 million KMP paid in the first half of 2014 for the APT acquisition, versus the $280 million it paid in the first half of 2013 to acquire the Goldsmith Landreth San Andres oil field unit (both discussed in Note 2 “Acquisitions and Divestitures”);

•
a combined $491 million decrease in cash due to proceeds received in 2013 from both KMP’s sale of the investments in the Express pipeline system and our sale of BBPP Holding Ltds (both discussed in Note 2 “Acquisitions and Divestitures”); and

•	a $372 million decrease in cash in the first half of 2014 due to higher capital expenditures, as described above in “—Capital Expenditures.”
Financing Activities
The net increase of $567 million in cash from financing activities in the first half of 2014 compared to the respective 2013 period was primarily attributable to:

•
a $608 million net increase in cash from overall debt financing activities. The increase was driven by, among other things, a $308 million increase in cash due to a decrease in net repayments on the acquisition debt resulting from the $1,528 million of repayments made in the first half of 2014, of which $650 million was refinanced under a new three-year senior unsecured term loan facility, compared to the $1,186 million of repayments made in the first half of 2013. Further information regarding the acquisition debt is discussed in Note 3 “Debt” to our consolidated financial statements;

•
a $318 million increase in contributions provided by noncontrolling interests, primarily reflecting the following (i) the $236 million incremental proceeds EPB received from the issuance of its common units to the public in the first half of 2014 versus the respective 2013 period; and (ii) the $128 million incremental proceeds KMP received from the sales of additional KMP common units in the first half of 2014 versus the respective 2013 period. These increases were partially offset by a $42 million decrease in other noncontrolling interests contributions, mainly due to the contributions KMP received from its BOSTCO partners in the first half of 2013;

•	a $215 million decrease in cash associated with distributions to noncontrolling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB;

•	an $81 million decrease in cash due to higher dividend payments; and

•	a $61 million decrease in cash due to higher repurchases of shares offset partially by lower repurchases of warrants in the first half of 2014.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

that our stockholders would be better served if we distributed to them a substantial portion of our cash. As a result, we may not retain a sufficient amount of cash to fund our operations or to finance unanticipated capital expenditures or growth opportunities, including acquisitions.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2013	$0.41	January 15, 2014	January 31, 2014	February 18, 2014
March 31, 2014	$0.42	April 16, 2014	April 30, 2014	May 16, 2014
June 30, 2014	$0.43	July 16, 2014	July 31, 2014	August 15, 2014

We expect to declare dividends of at least $1.72 per share for 2014, an 8% increase over our 2013 declared dividends of $1.60 per share. Growth in 2014 is expected to being driven by continued strong performance at KMP and contributions from EPB.

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

KMP

At June 30, 2014, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 44 million limited partner units of KMP. These units, which consist of 22 million common units, 5 million Class B units and 17 million i-units, represent approximately 9.6% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an effective 2% combined interest in KMP and its operating partnerships. Together, at June 30, 2014, our limited partner and general partner interests represented approximately 11.4% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by KMGP, the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between KMGP, as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests. For further information about the partnership distributions KMP declared and paid in the three and six months ended June 30, 2014 and 2013, see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

On July 16, 2014, KMP declared a cash distribution of $1.39 per unit for the second quarter of 2014 compared to the $1.32 per unit distribution KMP declared for the second quarter of 2013.

As a result of certain KMP acquisitions, KMGP, as general partner of KMP, intends to forgo incentive distribution amounts of $133 million in 2014, $139 million in 2015, $116 million in 2016, $105 million in 2017, and annual amounts thereafter decreasing by $5 million per year from the 2017 level.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and NGL, and while

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are NGL volumes. KMP’s 2014 budget assumes an average WTI crude oil price of approximately $96.15 per barrel (with some minor adjustments for timing, quality and location differences) in 2014, and based on the actual prices it has received through the date of this report and the forward price curve for WTI (adjusted for the same factors used in KMP’s 2014 budget), KMP currently expects the average price of WTI crude oil will be approximately $102.71 per barrel in 2014. For 2014, KMP expects that every $1 change in the average WTI crude oil price per barrel will impact the CO2–KMP segment’s cash flows by approximately $7 million on a full year basis (or approximately 0.125% of KMP’s combined business segments’ anticipated EBDA). This sensitivity to the average WTI price is very similar to what KMP experienced in 2013.

EPB

As of June 30, 2014, we owned approximately 93 million limited partner units of EPB, representing approximately 40% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.

EPB’s partnership agreement requires that it distribute 100% of “Available Cash”, as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning EPB’s partnership distributions.

On July 16, 2014, EPB declared a cash distribution of $0.65 per unit for the second quarter of 2014 compared to the $0.63 per unit distribution EPB declared for the second quarter of 2013.

For further information about the partnership distributions EPB declared and paid in the three and six months ended June 30, 2014 and 2013, see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A in our 2013 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of June 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in or additions to the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Our Purchases of Our Class P Shares and Warrants

Period	Total number of securities purchased(a)	Average price paid per security	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
April 1 to April 30, 2014
Warrants	679,123	$1.83	679,123	$43,534,185
May 1 to May 31, 2014
Warrants	12,065,162	$2.13	12,065,162	$17,652,011
June 1 to June 30, 2014
Warrants	5,993,894	$2.52	5,993,894	$2,452,606

Total Warrants	18,738,179	$2.25	18,738,179
				$2,452,606

_______

(a)	Purchases during the second quarter of 2014 were made pursuant to a $100 million share and warrant repurchase program approved by our board of directors on March 4, 2014.

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

Item 6.  Exhibits.

4.1 *
Certain instruments with respect to the long-term debt of Kinder Morgan, Inc. and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of Kinder Morgan, Inc. and its consolidated subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, (17 C.F.R. sec.229.601). Kinder Morgan, Inc. hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request (filed as Exhibit 4.1 to Kinder Morgan, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 1-35081)).

12.1	Statement re: computation of ratio of earnings to fixed charges.
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95.1	Mine Safety Disclosures.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; (v) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 30, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)