Form 10-Q
period 2014-09-30
KINDER MORGAN, INC.
filed 2014-10-29
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of October 24, 2014, the registrant had 1,028,229,501 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

APT	=	American Petroleum Tankers	KinderHawk	=	KinderHawk Field Services LLC
BOSTCO	=	Battleground Oil Specialty Terminal Company LLC	KMEP	=	Kinder Morgan Energy Partners, L.P.
Calnev	=	Calnev Pipe Line LLC	KMGP	=	Kinder Morgan G.P., Inc.
Copano	=	Copano Energy, L.L.C.	KMI	=	Kinder Morgan Inc. and its majority-owned and/or controlled subsidiaries, excluding KMP and EPB
Eagle Ford	=	Eagle Ford Gathering LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and controlled subsidiaries
El Paso	=	El Paso Holdco LLC	KMR	=	Kinder Morgan Management, LLC
EP	=	El Paso Corporation and its majority-owned and controlled subsidiaries	SFPP	=	SFPP, L.P.
EPB	=	El Paso Pipeline Partners, L.P. and its majority-owned and controlled subsidiaries	SLNG	=	Southern LNG Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company, L.L.C.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” or “our,” are intended to mean Kinder Morgan, Inc. and/or its majority-owned and controlled subsidiaries.

Common Industry and Other Terms
BBtu/d	=	billion British Thermal Units per day	LIBOR	=	London Interbank Offered Rate
Bcf/d	=	billion cubic feet per day	LLC	=	limited liability company
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl/d	=	thousands of barrels per day
CO2	=	carbon dioxide	MLP	=	master limited partnership
CPUC	=	California Public Utilities Commission	MMBbl/d	=	millions barrels per day
DD&A	=	depreciation, depletion and amortization	NGL	=	natural gas liquids
EBDA	=	earnings before depreciation, depletion and amortization expenses	NYSE	=	New York Stock Exchange
EPA	=	United States Environmental Protection Agency	OTC	=	over-the-counter
FASB	=	Financial Accounting Standards Board	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
FERC	=	Federal Energy Regulatory Commission	Sustaining	=	capital expenditures which do not increase capacity or throughput
GAAP	=	United States Generally Accepted Accounting Principles	WTI	=	West Texas Intermediate
When we refer to cubic feet measurements; all measurements are at a pressure of 14.73 pounds per square inch.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. When considering forward-looking statements, one should keep in mind the risk factors described in our 2013 Form 10-K. The risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Natural gas sales	$1,043	$968	$3,154	$2,649
Services	2,050	1,675	5,655	4,881
Product sales and other	1,198	1,113	3,466	2,668
Total Revenues	4,291	3,756	12,275	10,198

Operating Costs, Expenses and Other
Costs of sales	1,642	1,543	4,895	3,767
Operations and maintenance	557	517	1,580	1,579
Depreciation, depletion and amortization	520	467	1,518	1,327
General and administrative	135	158	461	481
Taxes, other than income taxes	105	95	326	295
Other expense (income), net	—	(65)	3	(81)
Total Operating Costs, Expenses and Other	2,959	2,715	8,783	7,368

Operating Income	1,332	1,041	3,492	2,830

Other Income (Expense)
Earnings from equity investments	107	100	306	294
Amortization of excess cost of equity investments	(12)	(11)	(33)	(29)
Interest, net	(432)	(418)	(1,320)	(1,247)
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	—	—	—	558
(Loss) gain on sale of investments in Express pipeline system (Note 2)	—	(1)	—	224
Other, net	30	11	56	35
Total Other Expense	(307)	(319)	(991)	(165)

Income from Continuing Operations Before Income Taxes	1,025	722	2,501	2,665

Income Tax Expense	(246)	(171)	(624)	(675)

Income from Continuing Operations	779	551	1,877	1,990

Loss from Discontinued Operations, Net of Tax	—	—	—	(2)

Net Income	779	551	1,877	1,988

Net Income Attributable to Noncontrolling Interests	(450)	(265)	(977)	(1,133)

Net Income Attributable to Kinder Morgan, Inc.	$329	$286	$900	$855

Basic and Diluted Earning Per Common Share
From Continuing Operations	$0.32	$0.27	$0.87	$0.82
From Discontinued Operations	—	—	—	—
Total Basic and Diluted Earnings Per Common Share	$0.32	$0.27	$0.87	$0.82

Basic and Diluted Weighted-Average Number of Shares Outstanding	1,028	1,036	1,028	1,036

Dividends Per Common Share Declared for the Period	$0.44	$0.41	$1.29	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Kinder Morgan, Inc.
Net income	$329	$286	$900	$855
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(29), $19, $3 and $9, respectively)	48	(42)	(8)	(22)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1, $(5), $(6) and $(2), respectively)	(1)	10	11	5
Foreign currency translation adjustments (net of tax benefit (expense) of $18, $(7), $19 and $12, respectively)	(29)	17	(31)	(28)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(1), $(36), $- and $(37), respectively)	—	66	2	66
Total other comprehensive income (loss)	18	51	(26)	21
Total comprehensive income	347	337	874	876

Noncontrolling Interests
Net income	450	265	977	1,133
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(8), $6, $1, and $4 respectively)	73	(38)	(12)	(27)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $-, $(2), $(2) and $(1), respectively)	—	9	18	5
Foreign currency translation adjustments (net of tax benefit (expense) of $5, $(2), $5 and $4, respectively)	(44)	16	(48)	(26)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax benefit (expense) of $-, $(2), $- and $(2), respectively)	(1)	13	(2)	13
Total other comprehensive income (loss)	28	—	(44)	(35)
Total comprehensive income	478	265	933	1,098

Total
Net income	779	551	1,877	1,988
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax (expense) benefit of $(37), $25, $4 and $13, respectively)	121	(80)	(20)	(49)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $1, $(7), $(8) and $(3), respectively)	(1)	19	29	10
Foreign currency translation adjustments (net of tax benefit (expense) of $23, $(9), $24 and $16, respectively)	(73)	33	(79)	(54)
Adjustments to pension and other postretirement benefit plan liabilities (net of tax (expense) benefit of $(1), $(38), $-, and $(39), respectively)	(1)	79	—	79
Total other comprehensive income (loss)	46	51	(70)	(14)
Total comprehensive income	$825	$602	$1,807	$1,974

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents – KMI (Note 12)	$56	$116
Cash and cash equivalents – KMP and EPB (Note 12)	416	482
Accounts receivable, net	1,696	1,721
Inventories	461	430
Deferred income taxes	222	567
Other current assets	635	552
Total current assets	3,486	3,868

Property, plant and equipment, net (Note 12)	38,100	35,847
Investments	6,041	5,951
Goodwill (Note 12)	24,642	24,504
Other intangibles, net	2,337	2,438
Deferred charges and other assets	2,512	2,577
Total Assets	$77,118	$75,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt – KMI (Note 12)	$1,307	$725
Current portion of debt – KMP and EPB (Note 12)	1,000	1,581
Accounts payable	1,543	1,676
Accrued interest	421	565
Accrued contingencies	684	584
Other current liabilities	1,130	944
Total current liabilities	6,085	6,075

Long-term liabilities and deferred credits
Long-term debt
Outstanding – KMI (Note 12)	8,086	9,221
Outstanding – KMP and EPB (Note 12)	25,559	22,589
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,891	1,977
Total long-term debt	35,636	33,887
Deferred income taxes	4,605	4,651
Other long-term liabilities and deferred credits	2,023	2,287
Total long-term liabilities and deferred credits	42,264	40,825
Total Liabilities	48,349	46,900

Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 2,000,000,000 shares authorized, 1,028,229,501 and 1,030,677,076 shares, respectively, issued and outstanding	10	10
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	14,361	14,479
Retained deficit	(1,776)	(1,372)
Accumulated other comprehensive loss	(50)	(24)
Total Kinder Morgan, Inc.’s stockholders’ equity	12,545	13,093
Noncontrolling interests	16,224	15,192
Total Stockholders’ Equity	28,769	28,285
Total Liabilities and Stockholders’ Equity	$77,118	$75,185

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities
Net income	$1,877	$1,988
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,518	1,327
Deferred income taxes	369	474
Amortization of excess cost of equity investments	33	29
Gain on remeasurement of previously held equity interest in Eagle Ford to fair value (Note 2)	—	(558)
Gain on sale of investments in Express pipeline system (Note 2)	—	(224)
Earnings from equity investments	(306)	(294)
Distributions from equity investment earnings	294	303
Proceeds from termination of interest rate swap agreements	—	96
Pension contributions in excess of expense	(50)	(59)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	23	126
Inventories	(29)	(57)
Other current assets	34	53
Accounts payable	(90)	(232)
Accrued interest	(144)	(133)
Accrued contingencies and other current liabilities	228	20
Rate reparations, refunds and other litigation reserve adjustments, net	37	174
Other, net	(302)	(241)
Net Cash Provided by Operating Activities	3,492	2,792
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(1,100)	(292)
Capital expenditures	(2,678)	(2,270)
Proceeds from sales of investments	—	490
Contributions to investments	(342)	(171)
Distributions from equity investments in excess of cumulative earnings	138	117
Natural gas storage and natural gas and liquids line-fill	22	—
Sale or casualty of property, plant and equipment, investments and other net assets, net of removal costs	14	74
Other, net	(74)	(1)
Net Cash Used in Investing Activities	(4,020)	(2,053)
Cash Flows From Financing Activities
Issuance of debt – KMI	3,258	1,592
Payment of debt – KMI	(3,811)	(1,985)
Issuance of debt – KMP and EPB	10,141	7,915
Payment of debt – KMP and EPB	(7,774)	(6,666)
Debt issue costs	(52)	(23)
Cash dividends	(1,304)	(1,196)
Repurchases of shares and warrants	(192)	(463)
Contributions from noncontrolling interests	1,638	1,420
Distributions to noncontrolling interests	(1,491)	(1,220)
Other, net	(2)	1
Net Cash Provided by (Used in) Financing Activities	411	(625)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(9)	(12)
Net (decrease) increase in Cash and Cash Equivalents	(126)	102
Cash and Cash Equivalents, beginning of period	598	714
Cash and Cash Equivalents, end of period	$472	$816

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$73	$1,487
Assets acquired or liabilities settled by contributions from noncontrolling interests	$—	$3,733

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,446	$1,362
Cash paid during the period for income taxes, net	$228	$82

The accompanying notes are an integral part of these consolidated financial statements.

                    KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Nine Months Ended September 30, 2014
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased		(94)			(94)		(94)
Warrants repurchased		(98)			(98)		(98)
Amortization of restricted shares		43			43		43
Impact from equity transactions of KMP, EPB and KMR		29			29	(44)	(15)
Net income			900		900	977	1,877
Distributions					—	(1,491)	(1,491)
Contributions					—	1,638	1,638
Cash dividends			(1,304)		(1,304)		(1,304)
Other		2			2	(4)	(2)
Other comprehensive loss				(26)	(26)	(44)	(70)
Ending Balance at September 30, 2014	$10	$14,361	$(1,776)	$(50)	$12,545	$16,224	$28,769

	Nine Months Ended September 30, 2013
	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2012	$10	$14,917	$(943)	$(118)	$13,866	$10,234	$24,100
Warrants repurchased		(463)			(463)		(463)
Warrants exercised		1			1		1
EP Trust I Preferred security conversions		3			3		3
Amortization of restricted shares		24			24		24
Impact from equity transactions of KMP, EPB and KMR		154			154	(244)	(90)
Net income			855		855	1,133	1,988
Distributions					—	(1,220)	(1,220)
Contributions					—	5,153	5,153
KMP’s acquisition of Copano noncontrolling interests					—	17	17
Cash dividends			(1,196)		(1,196)		(1,196)
Other					—	(1)	(1)
Other comprehensive income (loss)				21	21	(35)	(14)
Ending Balance at September 30, 2013	$10	$14,636	$(1,284)	$(97)	$13,265	$15,037	$28,302

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

Kinder Morgan, Inc. is the largest midstream and the third largest energy company in North America with a combined enterprise value of approximately $120 billion. We own an interest in or operate approximately 80,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, for enhanced oil recovery projects in North America.

We own an approximate 10% limited partner interest and the 2% general partner interest in KMP, a leading pipeline transportation and energy storage company and one of the largest publicly-traded pipeline limited partnerships in America. KMP’s limited partner units are traded on the NYSE under the ticker symbol “KMP.”

We also own an approximate 39% limited partner interest and the 2% general partner interest in EPB, as well as certain natural gas pipeline assets. EPB’s limited partner units are traded on the NYSE under the ticker symbol “EPB.”

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

Basis of Presentation

General

Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars, except where stated otherwise. Our accompanying unaudited consolidated financial statements have been prepared under the rules and regulations of the United States Securities and Exchange Commission. These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification (the “Codification”), the single source of GAAP. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, we have condensed or omitted certain information and notes normally included in financial statements prepared in conformity with the Codification. We believe, however, that our disclosures are adequate to make the information presented not misleading.

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

Notwithstanding the consolidation of KMP and EPB, and their respective subsidiaries, into our financial statements, we are not liable for, and our assets are not available to satisfy, the obligations of KMP and EPB, and/or their respective subsidiaries, and vice versa, except as discussed in Note 10, “Litigation, Environmental and Other Contingencies — Other Contingencies.”  Responsibility for payments of obligations reflected in our, KMP’s or EPB’s financial statements is a legal determination based on the entity that incurs the liability.

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

The following table sets forth the allocation of net income available to shareholders for Class P shares and for participating securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Class P	$327	$283	$892	$851
Participating securities(a)	2	3	8	4
Net Income Attributable to Kinder Morgan, Inc.	$329	$286	$900	$855
_______

(a)	Participating securities are unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments.

The following potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unvested restricted stock awards	7	6	7	3
Outstanding warrants to purchase our Class P shares(a)	298	400	316	419
Convertible trust preferred securities	10	10	10	10
_______

(a)	Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017.

Recent Developments
On August 9, 2014, we entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which we will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that we and our subsidiaries do not already own. The transactions contemplated by these three merger agreements are referred to collectively as the “Merger Transactions.”
If the Merger Transactions are completed, all the outstanding KMR shares not owned by us or our subsidiaries will be converted into the right to receive shares of our common stock, and all of the outstanding KMP and EPB common units not owned by us or our subsidiaries will be converted into the right to receive, at the election of each unitholder but subject to proration, shares of our common stock, cash or a combination of the two.
The completion of each merger is contingent upon the completion of the other two. The completion of each merger is also subject to the satisfaction or waiver of customary closing conditions, including but not limited to: (a) approval of the merger agreement by the unitholders or shareholders of KMP, KMR or EPB, as applicable; and (b) approval by our stockholders of (i) the amendment of our certificate of incorporation to increase the number of authorized shares of common stock and (ii) the issuance of our common stock in the Merger Transactions, as required pursuant to certain rules of the NYSE.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Each merger agreement contains certain customary termination rights. In the event of termination of the KMP merger agreement under specified circumstances, we may be required to pay KMP a termination fee of $817 million through a waiver by KMGP of its incentive distribution rights over a period of eight fiscal quarters and, under other specified circumstances, KMP may be required to pay us a termination fee of $817 million in cash. In the event of termination of the KMR merger agreement under specified circumstances, we may be required to pay KMR a termination fee of $311 million in cash and, under other specified circumstances, KMR may be required to pay us a termination fee of $311 million in cash. There is no termination fee payable by either us or EPB under any circumstance under the EPB merger agreement. Either we or KMP, KMR or EPB, as applicable, may terminate the KMP merger agreement, the KMR merger agreement or the EPB merger agreement, respectively, if the closing of the merger contemplated by such merger agreement has not occurred on or before May 11, 2015.
Each merger agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each party’s business between the date of the signing of such merger agreement and the closing of the Merger Transactions. On October 22, 2014, we, KMP, KMR and EPB each (i) announced November 20, 2014 as the date for the respective special meetings of shareholders or unitholders to vote on the proposals related to the Merger Transactions; and (ii) commenced mailing of proxy materials to the respective shareholders or unitholders. Unitholders and shareholders of record at the close of business on October 20, 2014, will be entitled to vote at the applicable special meeting.

As we control each of KMP, KMR and EPB and will continue to control each of them after the Merger Transactions, the changes in our ownership interest in each of KMP, KMR and EPB will be accounted for as an equity transaction and no gain or loss will be recognized in our consolidated statements of income resulting from the mergers.

As previously announced, KMI expects to finance the cash portion of the merger consideration for the KMP merger and the EPB merger and the fees and expenses of the Merger Transactions with the proceeds of the issuance of debt securities in capital markets transactions.  To the extent the proceeds of the issuance of debt securities are not sufficient, the proceeds of the Bridge Facility discussed below are expected to be used.

On September 19, 2014, KMI entered into a Bridge Credit Agreement (the “Bridge Facility”) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. KMI may use borrowings under the Bridge Facility to pay cash consideration and transaction costs associated with the Merger Transactions. KMI also may use a portion of the borrowings under the Bridge Facility to refinance certain term loan facility indebtedness. Interest on borrowings under the Bridge Facility will initially be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.250% to 1.750% per annum based on the credit rating of KMI’s senior unsecured non-credit enhanced long-term indebtedness for borrowed money (“KMI’s Credit Rating”); or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%; (2) the Prime Rate in effect for such day; and (3) the LIBOR Rate for a Eurodollar Loan with a one month interest period that begins on such day plus 1%, plus, in each case an applicable margin ranging from 0.250% to 0.750% per annum based on KMI’s Credit Rating. In addition, in each case the applicable margin will increase by 0.25% for each 90 day period that any loans remain outstanding under the Bridge Facility. The Bridge Facility provides for the payment by KMI of certain fees, including but not limited to a ticking fee and a duration fee. The Bridge Facility contains a financial covenant providing for a maximum debt to Earnings Before Interest, Income Taxes and Depreciation, Depletion and Amortization (EBITDA) ratio of 6.50 to 1.00 and various other covenants that are substantially consistent with the Prior Credit Facilities, discussed below.

On September 19, 2014, KMI entered into a replacement revolving credit agreement (the “Replacement Facility”) with a syndicate of lenders. The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term. In connection with the consummation of the Merger Transactions, the Replacement Facility will replace (i) the existing credit agreement, dated as of May 6, 2014, by and among KMI, various lenders, and Barclays Bank PLC, as administrative agent (“KMI’s Existing Credit Agreement”); (ii) the facilities set forth in the credit agreement, dated as of May 1, 2013, among KMP, Wells Fargo Bank, National Association, as administrative agent and the other lenders and agents party thereto (the “KMP Credit Agreement”); and (iii) the facilities set forth in the credit agreement, dated May 27, 2011, among EPPOC, Wyoming Interstate Company, L.L.C., EPB, Bank of America, N.A., as administrative agent, and the other lenders and letter of credit issuers from time to time parties thereto (the “EPB Credit Agreement” and, together with KMI’s Existing Credit Agreement and the KMP Credit Agreement, the “Prior Credit Facilities”). Borrowings under the Replacement Facility may be used for working capital and other general corporate purposes. Interest on the Replacement Facility will be calculated based on either (i) LIBOR plus an applicable margin ranging from 1.125% to 2.000% per annum based on KMI’s Credit Rating; or (ii) the greatest of (1) the federal funds effective rate in effect on such day plus 1/2 of 1%; (2) the prime rate in effect for such day; and (3) the LIBOR Rate for a Eurodollar Loan with a one month interest period that begins on such day plus 1%, plus, in each case, an applicable margin ranging from 0.125% to 1.000% per annum based on KMI’s Credit Rating. The Replacement Facility contains a financial covenant providing for a

Table of Contents	Kinder Morgan, Inc. Form 10-Q

maximum debt to EBITDA ratio of 6.50 to 1.00 (which falls to 6.25 to 1.00 for periods ending in 2018 and 6.00 to 1.00 for periods ending in 2019) and various other covenants that are substantially consistent with the Prior Credit Facilities.

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

SCT has commissioned the construction of four medium range Jones Act qualified product tankers, each with 330 MBbl of cargo capacity. The SCT vessels are scheduled to be delivered in 2015 and 2016 and are being constructed by General Dynamics’ NASSCO shipyard. KMP expects to invest approximately $214 million to complete the construction of these four SCT vessels, and upon delivery, the vessels will be operated pursuant to long-term time charters with a major integrated oil company. Each of the time charters has an initial term of five years, with renewal options to extend the term by up to three years. The APT acquisition complements and extends KMP’s existing crude oil and refined products transportation and storage business. We include the acquired assets as part of the Terminals—KMP business segment.

As of September 30, 2014, KMP’s preliminary purchase price allocation related to the APT acquisition, as adjusted to date, is as follows (in millions). The evaluation of the assigned fair values is ongoing and subject to adjustment.

Purchase Price Allocation:
Current assets	$6
Property, plant and equipment	951
Goodwill	67
Other assets	3
Total assets acquired	1,027
Current liabilities	(5)
Unfavorable customer contracts	(61)
Cash consideration	$961

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from KMP’s acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by expanding KMP’s non-pipeline liquids handling operations. Furthermore, KMP expects to fully deduct for tax purposes the entire amount of goodwill recognized. The “Unfavorable customer contracts” figure represents the amount, on a present value basis, by which the customer contracts were below market day rates at the time of acquisition. This amount is being amortized as a noncash adjustment to revenue over the remaining contract period.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Other

Effective May 1, 2013, KMP acquired all of Copano’s outstanding units for a total purchase price of approximately $5.2 billion (including assumed debt and all other assumed liabilities). The transaction was a 100% unit for unit transaction with an exchange ratio of 0.4563 of KMP’s common units for each Copano common unit. KMP issued 43,371,210 of its common units valued at $3,733 million as consideration for the Copano acquisition (based on the $86.08 closing market price of a common unit on the NYSE on the May 1, 2013 issuance date). Also, due to the fact that KMP’s Copano acquisition included the remaining 50% interest in Eagle Ford that it did not already own, KMP remeasured its existing 50% equity investment in Eagle Ford to its fair value as of the acquisition date. As a result of this remeasurement, we recognized a $558 million non-cash gain, which represented the excess of the investment’s fair value ($704 million) over the carrying value as of May 1, 2013 ($146 million), and we reported this gain separately as “Gain on remeasurement of previously held equity interest in Eagle Ford to fair value” on our accompanying consolidated statement of income for the nine months ended September 30, 2013.

As of September 30, 2014, the final purchase price allocation related to the Copano acquisition was as follows (in millions):

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

The table above reflects changes we made in the first six months of 2014 to our preliminary purchase price allocation as of December 31, 2013. Based on our final measurement of fair values for all of the identifiable tangible and intangible assets acquired and liabilities assumed on the acquisition date, we reduced the preliminary value assigned to (i) “Investments” by $87 million; (ii) “Property, plant and equipment” by $17 million; and (iii) combined working capital items by $3 million.

The “Goodwill” intangible asset amount represents the future economic benefits expected to be derived from this acquisition that are not assignable to other individually identifiable, separately recognizable assets acquired. We believe the goodwill was primarily generated by the value of the synergies created by expanding KMP’s natural gas gathering and refined product transportation operations. This goodwill is not deductible for tax purposes and is subject to an impairment test at least annually. The “Other intangibles” asset amount represents the fair value of acquired customer contracts and agreements. We are currently amortizing these intangible assets over an estimated remaining useful life of 25 years.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

For additional information about KMP’s Copano and Goldsmith Landreth acquisitions (including our preliminary purchase price allocations as of December 31, 2013), see Note 3 “Acquisitions and Divestitures—Business Combinations and Acquisitions of Investments” to our consolidated financial statements included in our 2013 Form 10-K.

Pro Forma Information

The following summarized unaudited pro forma consolidated income statement information for the nine months ended September 30, 2013 assumes that KMP’s acquisitions of (i) APT, (ii) Copano and (iii) the Goldsmith Landreth oil field unit had occurred as of January 1, 2013. We prepared the following summarized unaudited pro forma financial results for comparative purposes only. The summarized unaudited pro forma financial results may not be indicative of the results that would have occurred if these acquisitions had been completed as of January 1, 2013, or the results that will be attained in the future. Amounts presented below are in millions, except for the per share amounts:

Pro Forma
Nine Months Ended
September 30, 2013
(Unaudited)
Revenues	$10,976
Income from Continuing Operations	1,954
Loss from Discontinued Operations, Net of Tax	(2)
Net Income	1,952
Net Income Attributable to Noncontrolling Interests	(1,122)
Net Income Attributable to Kinder Morgan, Inc.	830

Diluted Earnings per Class P Share	$0.80

Divestitures

Express Pipeline System

Effective March 14, 2013, KMP sold both its one-third equity ownership interest in the Express pipeline system and its subordinated debenture investment in Express to Spectra Energy Corp. KMP received net cash proceeds of $402 million (after paying $1 million in the third quarter of 2013 for both a final working capital settlement and certain transaction-related selling expenses), and we reported the net cash proceeds received within “Proceeds from sales of investments” within the investing section of our accompanying consolidated statement of cash flows for the nine months ended September 30, 2013. Additionally, we recognized a combined $224 million pre-tax gain with respect to this sale, and we reported this gain amount separately as “(Loss) gain on sale of investments in Express pipeline system” on our accompanying consolidated statement of income for the nine months ended September 30, 2013. We also recorded an income tax expense of $84 million related to this gain on sale for the nine months ended September 30, 2013, and we included this expense within “Income Tax Expense.” As of the date of sale, KMP’s equity investment in Express totaled $67 million and its note receivable due from Express totaled $110 million.

BBPP Holdings Ltda

On January 18, 2013, we completed the sale of our equity interests in the Bolivia to Brazil Pipeline for $88 million, which amount is included in “Proceeds from sales of investments” within the investing section of our accompanying consolidated statement of cash flows for the nine months ended September 30, 2013.

Drop-down of Assets to EPB

On May 2, 2014, EPB acquired from us our 50% equity interest in Ruby Pipeline Holding Company, L.L.C. (Ruby), our indirect 50% equity interest in Gulf LNG Holdings Group, L.L.C. (Gulf LNG) and our indirect 47.5% equity interest in Young Gas Storage Company, Ltd. in a transaction valued at approximately $2 billion (the “May 2014 drop-down transaction”). The transaction value includes approximately $1 billion of debt as of April 30, 2014, representing 50% of total debt of Ruby and Gulf LNG as of such date and was effective as of the close of business on April 30, 2014. Following the receipt of separate

Table of Contents	Kinder Morgan, Inc. Form 10-Q

fairness opinions from different investment banks, the terms of this drop-down transaction were approved on our behalf by the independent members of our board of directors and on EPB’s behalf by a conflicts committee comprised of the independent members of EPB’s general partner’s board of directors, and following the recommendation by such conflicts committee, by its general partner’s board of directors. The aggregate consideration of $972 million paid to us in this drop-down transaction consisted of approximately $875 million of cash and 3,059,924 newly issued EPB common units representing limited partner interests in EPB.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

3. Debt

We classify our debt based on the contractual maturity dates of the underlying debt instruments.  We defer costs associated with debt issuance over the applicable term. These costs are then amortized as interest expense in our accompanying consolidated statements of income using the effective interest rate method. The following table provides detail on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts and premiums (in millions).

	September 30, 2014	December 31, 2013
KMI
Senior term loan facilities, variable rate, due May 24, 2015 and May 6, 2017(a)	$650	$1,528
Senior notes and debentures, 5.00% through 7.45%, due 2015 through 2098	1,815	1,815
Senior notes, 6.50% through 8.25%, due 2014 through 2037(b)	3,623	3,830
Preferred securities, 4.75%, due March 31, 2028(b)	280	280
Credit facility due May 6, 2019(c)	907	175
Subsidiary borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
EPC Building, LLC, promissory note, 3.967%, due 2014 through 2035	455	461
Other miscellaneous debt	27	221
Total debt — KMI	9,393	9,946
Less: Current portion of debt — KMI	(1,307)	(725)
Total long-term debt outstanding — KMI	8,086	9,221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Total long-term debt — KMI(d)	$8,186	$9,321

KMP and EPB
KMP
Senior notes, 2.65% through 9.00%, due 2014 through 2044	$18,300	$15,600
Commercial paper borrowings(e)	135	979
Credit facility due May 1, 2018	—	—
KMP subsidiary borrowings (as obligor)
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
Other miscellaneous subsidiary debt	97	98
Total debt — KMP	21,769	19,914
Less: Current portion of debt — KMP(f)	(959)	(1,504)
Total long-term debt — KMP(d)	20,810	18,410
EPB
EPPOC
Senior notes, 4.10% through 7.50%, due 2015 through 2042	2,860	2,260
Credit facility due May 27, 2016(g)	—	—
EPB subsidiary borrowings (as obligor)
Colorado Interstate Gas Company, L.L.C. (CIG), senior notes, 5.95% through 6.85%, due 2015 through 2037	475	475
SLNG senior notes, 9.50% through 9.75%, due 2014 through 2016	64	135
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other financing obligations	180	175
Total debt — EPB	4,790	4,256
Less: Current portion of debt — EPB	(41)	(77)
Total long-term debt — EPB(d)	4,749	4,179
Total long-term debt outstanding — KMP and EPB	$25,559	$22,589
_______

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(a)	The senior secured term loan facility, due May 24, 2015, was repaid and replaced in May 2014 with a new unsecured senior term loan facility due May 6, 2017 (see “— Credit Facilities” below).

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

(c)	As of September 30, 2014 and December 31, 2013, the weighted average interest rates on KMI’s credit facility borrowings were 2.16% and 2.67%, respectively.

(d)
As of September 30, 2014 and December 31, 2013, our “Debt fair value adjustments” increased our combined debt balances by $1,891 million and $1,977 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see Note 5 “Risk Management—Debt Fair Value Adjustments.”

(e)
As of September 30, 2014 and December 31, 2013, the average interest rate on KMP’s outstanding commercial paper borrowings was 0.27% and 0.28%, respectively. The borrowings under KMP’s commercial paper program were used principally to finance the acquisitions and capital expansions, and in the near term, KMP expects that its short-term liquidity and financing needs will be met primarily through borrowings made under its commercial paper program.

(f)	Amounts include outstanding commercial paper borrowings discussed above in footnote (e).

(g)	LIBOR plus 1.75%.

Credit Facilities

The following discussions represent the primary revolving credit facilities that were available to KMI and its subsidiaries, KMP and EPB, as of September 30, 2014. Additionally, on September 19, 2014, in anticipation of the announced Merger Transactions, KMI entered into an agreement for a Replacement Facility as discussed in Note 1, “General—Recent Developments,” that would replace these existing credit facilities upon the consummation of the Merger Transactions.

KMI

On May 2, 2014, KMI’s term loan facility was partially repaid using proceeds from the May 2014 drop-down transaction, resulting in a remaining outstanding balance of $650 million. On May 6, 2014, KMI replaced its previous $1.75 billion secured revolving credit facility and its term loan facility, which were scheduled to mature in December 2014 and May 2015, respectively, with a new $1.75 billion five-year, unsecured revolving credit facility due May 2019 and a new $650 million three-year, term loan facility maturing May 2017. Additionally, as a result of the new unsecured revolving credit and term loan facilities, KMI’s and its wholly-owned subsidiaries’ senior notes are now unsecured. Borrowings under the new revolving credit facility may be used for working capital and general corporate purposes. The credit facility’s financial covenants are similar to those in our previous revolving credit facility, including restrictions on incurring indebtedness, entering into mergers, granting liens and making any dividends if an event of default exists. The covenants also include a maximum ratio of total debt (net of cash on hand) divided by Consolidated EBITDA (as defined in the credit agreement and which includes cash items from operations and distributions received from subsidiaries or investments, and excludes non-cash items) of 4.75 or 5.5 for periods following specified acquisitions. As of September 30, 2014, we were in compliance with all required financial covenants. The new revolving credit facility provides that the margin we will pay with respect to borrowings and the facility fee we will pay on the total commitment will vary based on our senior debt rating. Interest on the new revolving credit facility accrues at KMI’s option at a floating rate equal to either:

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

As of September 30, 2014, we had $907 million outstanding under KMI’s $1.75 billion unsecured revolving credit facility and $18 million in letters of credit. Our availability under this facility as of September 30, 2014 was approximately $825 million.

KMP

As of both September 30, 2014 and December 31, 2013, KMP had no borrowings under its $2.7 billion five-year senior unsecured revolving credit facility maturing May 1, 2018. Borrowings under KMP’s revolving credit facility can be used for

Table of Contents	Kinder Morgan, Inc. Form 10-Q

general partnership purposes and as a backup for KMP’s commercial paper program. Similarly, KMP’s borrowings under its commercial paper program reduce the borrowings allowed under its credit facility.

As of September 30, 2014, KMP had (i) $135 million of commercial paper borrowings outstanding under its $2.7 billion credit facility and (ii) $210 million in letters of credit. KMP’s availability under its credit facility as of September 30, 2014 was $2,355 million.

EPB

As of September 30, 2014, EPB had no outstanding balance under its revolving credit facility. EPB’s availability under its facility as of September 30, 2014 was $1 billion.
Long-term Debt Issuances and Repayments
Following are significant long-term debt issuances and repayments made during the nine months ended September 30, 2014:

KMI
Issuances	$650 million senior term loan facility due 2017

Repayments	$1,528 million senior term loan facility due 2015

KMP
Issuances	$750 million 3.50% notes due 2021
$750 million 5.50% notes due 2044
$650 million 4.25% notes due 2024
$550 million 5.40% notes due 2044

EPB (through EPPOC)
Issuances	$600 million 4.30% notes due 2024

Kinder Morgan G.P., Inc. Preferred Shares

The following table provides information about KMGP’s per share distributions on 100,000 shares of its Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per share cash distribution declared for the period(a)	$10.551	$10.517	$31.307	$31.531
Per share cash distribution paid in the period	$10.423	$10.545	$31.326	$31.652
_______

(a)
On October 15, 2014, KMGP declared a distribution for the three months ended September 30, 2014, of $10.551 per share, which will be paid on November 18, 2014 to shareholders of record as of October 31, 2014.

4.  Stockholders’ Equity

Common Equity

As of September 30, 2014, our common equity consisted of our Class P common stock. For additional information regarding our common stock, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

On October 16, 2013, we announced that our board of directors had approved a share and warrant repurchase program authorizing us to repurchase in the aggregate up to $250 million of additional shares or warrants, which purchase was completed as of March 2014. On March 4, 2014 we announced that our board of directors had approved an additional share and warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of additional shares or warrants. As of September 30, 2014, we had $2 million available for repurchases under the March 4, 2014 repurchase program.

The following table sets forth the changes in our outstanding shares during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	1,030,677,076	1,035,668,596
Shares repurchased and canceled	(2,780,337)	—
Shares issued with conversions of EP Trust I Preferred securities	2,820	74,421
Shares issued for exercised warrants	5,238	16,886
Restricted shares vested	324,704	86,922
Ending balance	1,028,229,501	1,035,846,825
Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Per common share cash dividend declared for the period	$0.44	$0.41	$1.29	$1.19
Per common share cash dividend paid in the period	$0.43	$0.40	$1.26	$1.15

Dividends Subsequent to September 30, 2014

On October 15, 2014, our board of directors declared a cash dividend of $0.44 per share for the quarterly period ended September 30, 2014, which is payable on November 17, 2014 to shareholders of record as of October 31, 2014.

Warrants

Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. For additional information regarding our warrants, see Note 10 “Stockholders’ Equity” to our consolidated financial statements included in our 2013 Form 10-K.

The table below sets forth the changes in our outstanding warrants during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
Beginning balance	347,933,107	439,809,442
Warrants repurchased and canceled	(49,783,406)	(91,460,387)
Warrants issued with conversions of EP Trust I Preferred securities	4,315	113,757
Warrants exercised	(9,170)	(21,208)
Ending balance	298,144,846	348,441,604

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Noncontrolling Interests

The caption “Noncontrolling interests” in our accompanying consolidated balance sheets consists of interests that we do not own in the following subsidiaries (in millions):

	September 30, 2014	December 31, 2013
KMP	$8,030	$7,642
EPB	4,418	4,122
KMR	3,429	3,142
Other	347	286
	$16,224	$15,192

Contributions

The table below shows significant issuances to the public of common units or shares, the net proceeds from the issuances and the use of the proceeds during the nine months ended September 30, 2014 by KMP, EPB and KMR (dollars in millions and units and shares in thousands):

	Issuances	Common units/shares	Net proceeds	Use of proceeds
		(in thousands)	(in millions)
KMP
Issued under equity distribution agreement with UBS
	2014	5,513	$441	Reduced borrowings under KMP’s commercial paper program
Other issuances
	February 2014	7,935	$603	Reduced borrowings under KMP’s commercial paper program that were used to fund KMP’s APT acquisition in January 2014
EPB
Issued under equity distribution agreement with Citigroup
	2014	4,245	$149	General partnership purposes
Other issuances
	May 2014	7,820	$242	Issued to pay a portion of the purchase price for the May 2014 drop-down transaction
KMR
Issued under equity distribution agreement with Credit Suisse
	2014	1,735	$134	Purchased additional KMP i-units; KMP then used proceeds to reduce borrowings under its commercial paper program

The above equity issuances by KMP, EPB and KMR during the nine months ended September 30, 2014 had the associated effects of increasing our (i) noncontrolling interests by $1,525 million; (ii) accumulated deferred income taxes by $15 million; and (iii) additional paid-in capital by $29 million.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Distributions

The following table provides information about distributions from our noncontrolling interests (in millions except per unit distribution amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
KMP
Per unit cash distribution declared for the period	$1.40	$1.35	$4.17	$3.97
Per unit cash distribution paid in the period	$1.39	$1.32	$4.13	$3.91
Cash distributions paid in the period to the public	$421	$377	$1,228	$983
EPB
Per unit cash distribution declared for the period	$0.65	$0.65	$1.95	$1.90
Per unit cash distribution paid in the period	$0.65	$0.63	$1.95	$1.86
Cash distributions paid in the period to the public	$89	$80	$256	$235
KMR(a)
Share distributions paid in the period to the public	1,996,474	1,638,069	6,032,967	4,710,749
_______

(a)
KMR’s distributions are paid in the form of additional shares or fractions thereof calculated by dividing the KMP cash distribution per common unit by the average of the market closing prices of a KMR share determined for a ten-trading day period ending on the trading day immediately prior to the ex-dividend date for the shares.  Represents share distributions made in the period to noncontrolling interests and excludes 287,435 and 875,014 of shares distributed for the three and nine months ended September 30, 2014, respectively, and 242,103 and 700,971 of shares distributed in the three months and nine months ended September 30, 2013, respectively, on KMR shares we directly and indirectly own. On October 15, 2014, KMR declared a share distribution of 0.015033 shares per outstanding share, or 2,013,914 shares (of which 1,761,216 shares will be payable to the public), on November 14, 2014 to shareholders of record as of October 31, 2014, based on the $1.40 per common unit distribution declared by KMP.

Distributions Subsequent to September 30, 2014

Noncontrolling Interests Distributions

On October 15, 2014, KMP declared a cash distribution of $1.40 per unit for the quarterly period ended September 30, 2014. The distribution will be paid on November 14, 2014 to KMP’s unitholders of record as of October 31, 2014.

On October 15, 2014, EPB declared a cash distribution of $0.65 per unit for the quarterly period ended September 30, 2014. The distribution will be paid on November 14, 2014 to EPB’s unitholders of record as of October 31, 2014.

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

Energy Commodity Price Risk Management

As of September 30, 2014, KMI and KMP had the following outstanding commodity forward contracts to hedge their forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(22.3)	MMBbl
Natural gas fixed price	(25.3)	Bcf
Natural gas basis	(23.5)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.2)	MMBbl
Crude oil basis	(3.3)	MMBbl
Natural gas fixed price	(4.5)	Bcf
Natural gas basis	(2.8)	Bcf
NGL fixed price	(0.4)	MMBbl

As of September 30, 2014, the maximum length of time over which we have hedged our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2018.

Interest Rate Risk Management

As of September 30, 2014, KMI and KMP had a combined notional principal amount of $725 million and $5,775 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread.  All of KMI’s and KMP’s swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2014, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

 As of December 31, 2013, KMI and KMP had a combined notional principal amount of $725 million and $4,675 million, respectively, of fixed-to-variable interest rate swap agreements. In February 2014, KMP entered into four separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $500 million. These agreements effectively convert a portion of the interest expense associated with KMP’s 3.50% senior notes due March 1, 2021, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread. Additionally, in September 2014, KMP entered into five separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $600 million. These agreements effectively convert a portion of the interest expense associated with KMP’s 4.25% senior notes due September 1, 2024, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	Balance sheet location	Fair value	Fair value	Fair value	Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Other current assets/(Other current liabilities)	$42	$18	$(12)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	18	58	(22)	(30)
Subtotal		60	76	(34)	(63)
Interest rate swap agreements	Other current assets/(Other current liabilities)	128	87	(2)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	172	172	(68)	(116)
Subtotal		300	259	(70)	(116)
Total		360	335	(104)	(179)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Other current assets/(Other current liabilities)	7	4	(5)	(5)
Subtotal		7	4	(5)	(5)
Power derivative contracts	Other current assets/(Other current liabilities)	4	7	(50)	(54)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	11	(29)	(73)
Subtotal		8	18	(79)	(127)
Total		15	22	(84)	(132)
Total derivatives		$375	$357	$(188)	$(311)

Debt Fair Value Adjustments

The offsetting entry to adjust the carrying value of the debt securities whose fair value was being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. Our “Debt fair value adjustments” also include all unamortized debt discount/premium amounts, purchase accounting on our debt balances, and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. As of September 30, 2014 and December 31, 2013, these fair value adjustments to our debt balances included (i) $1,264 million and $1,379 million, respectively, associated with fair value adjustments to our debt previously recorded in purchase accounting; (ii) $230 million and $143 million, respectively, associated with the offsetting entry for hedged debt; (iii) $469 million and $517 million, respectively, associated with unamortized premium from the termination of interest rate swap agreements; and offset by (iv) $72 million and $62 million, respectively, associated with unamortized debt discount amounts. As of September 30, 2014, the weighted-average amortization period of the unamortized premium from the termination of the interest rate swaps was approximately 16 years.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Effect of Derivative Contracts on the Income Statement

The following three tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item(a)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate swap agreements	Interest expense	$(25)	$(26)	$87	$(333)
Total		$(25)	$(26)	$87	$(333)

Fixed rate debt	Interest expense	$25	$26	$(87)	$333
Total		$25	$26	$(87)	$333
_______

(a)
Amounts reflect the change in the fair value of interest rate swap agreements and the change in the fair value of the associated fixed rate debt, which exactly offset each other as a result of no hedge ineffectiveness.

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in Other comprehensive income on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$121	$(78)	Revenues—Natural gas sales	$9	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(5)	(22)	Revenues—Product sales and other	26	(8)
			Costs of sales	(2)	3	Costs of sales	—	—
Interest rate swap agreements	—	(2)	Interest expense	(1)	—	Interest expense	—	—
Total	$121	$(80)	Total	$1	$(19)	Total	$26	$(8)

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in Other comprehensive income on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated other comprehensive income into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013		2014	2013
Energy commodity derivative contracts	$(10)	$(55)	Revenues—Natural gas sales	$—	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(30)	(9)	Revenues—Product sales and other	(6)	(2)
			Costs of sales	4	(2)	Costs of sales	—	—
Interest rate swap agreements	(10)	6	Interest expense	(3)	1	Interest expense	—	—
Total	$(20)	$(49)	Total	$(29)	$(10)	Total	$(6)	$(2)
_________

(a)
We expect to reclassify an approximate $19 million gain associated with energy commodity price risk management activities included in our accumulated other comprehensive loss and noncontrolling interest balances as of September 30, 2014 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Energy commodity derivative contracts	Revenues—Natural gas sales	$4	$(2)	$(12)	$—
	Revenues—Product sales and other	5	(7)	6	(10)
	Costs of sales	(3)	2	4	2
	Other expense (income)	—	(1)	(2)	(1)
Total		$6	$(8)	$(4)	$(9)

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

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both September 30, 2014 and December 31, 2013, KMP had no outstanding letters of credit supporting its energy commodity derivative contracts. As of September 30, 2014 and December 31, 2013, KMI had $21 million and $167 million, respectively, of outstanding letters of credit supporting its energy commodity derivative contracts.

KMP and KMI also have agreements with certain counterparties to their derivative contracts that contain provisions requiring us to post additional collateral upon a decrease in their credit rating. As of September 30, 2014, we estimate that if KMP’s credit rating was downgraded one notch, KMP would be required to post no additional collateral to its counterparties.  If KMP was downgraded two notches (that is, below investment grade), KMP would be required to post $2 million of additional collateral. As of September 30, 2014, we estimate that if KMI’s credit rating was downgraded one or two notches, KMI would be required to post no additional collateral to its counterparties.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(8)	(31)	2	(37)
Amounts reclassified from accumulated other comprehensive loss	11	—	—	11
Net current-period other comprehensive loss	3	(31)	2	(26)
Balance as of September 30, 2014	$—	$(29)	$(21)	$(50)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2012	$7	$51	$(176)	$(118)
Other comprehensive income before reclassifications	(22)	(28)	66	16
Amounts reclassified from accumulated other comprehensive loss	5	—	—	5
Net current-period other comprehensive income	(17)	(28)	66	21
Balance as of September 30, 2013	$(10)	$23	$(110)	$(97)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts and (ii) interest rate swap agreements, based on the three levels established by the Codification (in millions).  Certain of our derivative contracts are subject to master netting agreements.

	Balance Sheet asset fair value measurements using				Amounts not offset in the Balance Sheet		Net amount
	Level 1	Level 2	Level 3	Gross amount	Financial instruments	Cash collateral held(b)
As of September 30, 2014
Energy commodity derivative contracts(a)	$4	$59	$12	$75	$(35)	$—	$40
Interest rate swap agreements	$—	$300	$—	$300	$(44)	$—	$256
As of December 31, 2013
Energy commodity derivative contracts(a)	$4	$46	$48	$98	$(62)	$—	$36
Interest rate swap agreements	$—	$259	$—	$259	$(28)	$—	$231

	Balance Sheet liability fair value measurements using				Amounts not offset in the Balance Sheet		Net amount
	Level 1	Level 2	Level 3	Gross amount	Financial instruments	Collateral posted(c)
As of September 30, 2014
Energy commodity derivative contracts(a)	$(7)	$(20)	$(91)	$(118)	$35	$74	$(9)
Interest rate swap agreements	$—	$(70)	$—	$(70)	$44	$—	$(26)
As of December 31, 2013
Energy commodity derivative contracts(a)	$(6)	$(31)	$(158)	$(195)	$62	$17	$(116)
Interest rate swap agreements	$—	$(116)	$—	$(116)	$28	$—	$(88)
_______

(a)
Level 1 consists primarily of New York Mercantile Exchange natural gas futures.  Level 2 consists primarily of OTC WTI swaps and natural gas basis swaps. Level 3 consists primarily of WTI options, NGL swaps, NGL options and power derivative contracts.

(b)
Cash margin deposits held by KMP associated with its energy commodity contract positions and OTC swap agreements and reported within “Other current liabilities” on our accompanying consolidated balance sheets.

(c)
$14 million of cash margin deposits posted by KMP and $60 million of cash margin deposits posted by KMI at September 30, 2014 associated with our energy commodity contract positions and OTC swap agreements and reported within “Other current assets” on our accompanying consolidated balance sheets. $17 million of cash margin deposits posted by KMP at December 31, 2013 associated with our energy commodity contract positions and OTC swap agreements and reported within “Other current assets” on our accompanying consolidated balance sheets.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives-net asset (liability)
Beginning of Period	$(116)	$(114)	$(110)	$(155)
Total gains or (losses)
Included in earnings	14	(17)	—	(18)
Included in other comprehensive loss	10	(2)	—	(2)
Purchases(a)	—	—	—	18
Settlements	13	13	31	37
End of Period	$(79)	$(120)	$(79)	$(120)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$16	$(14)	$(4)	$(13)
_______

(a)	Nine month 2013 amount represents the purchase of Level 3 energy commodity derivative contracts associated with KMP’s May 1, 2013 Copano acquisition.

As of September 30, 2014, our Level 3 derivative assets and liabilities consisted primarily of WTI options, NGL swaps, NGL options and power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results is our management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (the carrying amounts below include both short-term and long-term and debt fair value adjustments), is disclosed below (in millions):

	September 30, 2014		December 31, 2013
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$37,943	$38,720	$36,193	$36,248

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both September 30, 2014 and December 31, 2013.

7.  Reportable Segments

We operate the following reportable business segments.  These segments and their principal sources of revenues are as follows:

•	Natural Gas Pipelines—the sale, transport, processing, treating, fractionation, storage and gathering of natural gas and NGL;

•
CO2—KMP—the production, sale and transportation of crude oil from fields in the Permian Basin of West Texas and the production, transportation and marketing of CO2 used as a flooding medium for recovering crude oil from mature oil fields;

•	Products Pipelines—KMP— the transportation and terminaling of refined petroleum products (including gasoline, diesel fuel and jet fuel), NGL, crude oil and condensate, and bio-fuels;

•	Terminals—KMP—the transloading and storing of refined petroleum products, crude oil, condensate, and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals;

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,745	$2,388	7,766	6,197
Intersegment revenues	6	2	11	3
CO2–KMP	508	456	1,445	1,345
Products Pipelines–KMP	520	474	1,578	1,371
Terminals–KMP
Revenues from external customers	433	354	1,244	1,034
Intersegment revenues	—	—	1	1
Kinder Morgan Canada–KMP	73	74	210	221
Other	3	1	5	3
Total segment revenues	4,288	3,749	12,260	10,175
Other revenues	9	9	27	27
Less: Total intersegment revenues	(6)	(2)	(12)	(4)
Total consolidated revenues	$4,291	$3,756	$12,275	$10,198

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment EBDA(a)
Natural Gas Pipelines(b)	$1,182	$958	$3,208	$3,281
CO2–KMP	388	340	1,083	1,040
Products Pipelines–KMP(c)	222	202	632	399
Terminals–KMP	249	217	696	609
Kinder Morgan Canada–KMP(d)	50	43	138	286
Other	6	(3)	13	(4)
Total segment EBDA	2,097	1,757	5,770	5,611
Total segment DD&A expense	(520)	(467)	(1,518)	(1,327)
Total segment amortization of excess cost of investments	(12)	(11)	(33)	(29)
Other revenues	9	9	27	27
General and administrative expense	(135)	(158)	(461)	(481)
Interest expense, net of unallocable interest income	(431)	(420)	(1,325)	(1,257)
Unallocable income tax expense	(229)	(159)	(583)	(554)
Loss from discontinued operations, net of tax	—	—	—	(2)
Total consolidated net income	$779	$551	$1,877	$1,988

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	September 30, 2014	December 31, 2013
Assets
Natural Gas Pipelines	$52,513	$52,357
CO2–KMP	4,926	4,708
Products Pipelines–KMP	7,045	6,648
Terminals–KMP	8,468	6,888
Kinder Morgan Canada–KMP	1,620	1,677
Other	532	568
Total segment assets	75,104	72,846
Corporate assets(e)	2,014	2,339
Total consolidated assets	$77,118	$75,185
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other income, net. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Nine month 2013 amount includes a $558 million non-cash gain from the remeasurement of KMP’s previously held equity interest in Eagle Ford to fair value. See Note 2 for further discussion. The three and nine month 2014 amounts include a $198 million increase associated with the early termination of a long-term natural gas transportation contract on KMP’s Kinder Morgan Louisiana pipeline system.

(c)	Nine month 2013 amount includes a $177 million increase in operating expense associated with adjustments to legal liabilities.

(d)
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

8. Pension and Other Postretirement Benefit Plans

The components of net benefit plan (credit) expense for our pension and other postretirement benefit (OPEB) plans are as follows (in millions):

	Pension Benefits		OPEB		Pension Benefits		OPEB
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$3	$7	$—	$—	$16	$19	$—	$—
Interest cost	28	22	6	6	83	68	19	17
Expected return on assets	(42)	(43)	(6)	(6)	(128)	(131)	(18)	(16)
Amortization of prior service costs (credits)	—	(1)	—	(1)	—	—	(2)	(1)
Amortization of net actuarial (gain) loss	—	—	(2)	1	—	—	(1)	3
Settlement gain	—	—	—	—	—	(3)	—	—
Net benefit plan (credit) expense	$(11)	$(15)	$(2)	$—	$(29)	$(47)	$(2)	$3

Table of Contents	Kinder Morgan, Inc. Form 10-Q

9.  Income Taxes

Income taxes from continuing operations included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	$246	$171	$624	$675
Effective tax rate	24%	24%	25%	25%

Tax expense from income from continuing operations for the three months ended September 30, 2014 is approximately $246 million resulting in an effective tax rate of 24% for continuing operations, as compared with $171 million tax expense and an effective tax rate of 24%, for the same period of 2013. The effective tax rate for the three months ended September 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions and (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus, LLC). These decreases are partially offset by state income taxes.

Tax expense from income from continuing operations for the nine months ended September 30, 2014 is approximately $624 million resulting in an effective tax rate of 25% for continuing operations, as compared with $675 million tax expense and an effective tax rate of 25% for the same period of 2013. The effective tax rate for the nine months ended September 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions and (ii) dividend-received deductions from our 50% interest in Florida Gas Pipeline (through our investment in Citrus, LLC). These decreases are partially offset by (i) state income taxes and (ii) the amortization of deferred charges recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

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

The effective tax rate for the nine months ended September 30, 2013 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions; (ii) dividend-received deductions from our 50% investment in Florida Gas Pipeline; and (iii) the tax impact of a decrease in the deferred state tax rate as a result of our March 2013 drop-down transaction to KMP and KMP’s acquisition of Copano. These decreases are partially offset by state income taxes and a change in nondeductible goodwill related to our investment in KMP.

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

Federal Energy Regulatory Commission Proceedings

The tariffs and rates charged by SFPP and EPNG are subject to a number of ongoing proceedings at the FERC. A substantial portion of our legal reserves relate to these FERC cases and the CPUC cases as described below.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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
EPNG
The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517) in May 2012. EPNG implemented certain aspects of that decision and believes it has an appropriate reserve related to the findings in Opinion 517. EPNG has sought rehearing on Opinion 517. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. EPNG sought rehearing on certain issues in Opinion 528. As required by Opinion 528, EPNG filed revised pro forma recalculated rates consistent with the terms of Opinion 528. The FERC also required an Administrative Law Judge (ALJ) to conduct an additional hearing concerning one of the issues in Opinion 528. On September 17, 2014, the ALJ issued an initial decision finding certain shippers qualify for lower rates under a prior settlement. EPNG has sought FERC review of the ALJ decision and believes it has an appropriate reserve related to the findings in Opinion 528.

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

On May 26, 2011, the CPUC issued a decision in several intrastate rate cases involving SFPP and a number of its shippers, (the “Long” cases). The decision included determinations on issues, such as SFPP’s entitlement to an income tax allowance, allocation of environmental expenses, and refund liability, which KMP asserted are contrary both to CPUC policy and precedent and to established federal regulatory policies for pipelines. On March 8, 2012, the CPUC issued another decision related to the Long cases. This decision largely reflected the determinations made on May 26, 2011, including the denial of an income tax allowance for SFPP. On March 23, 2012, SFPP filed a petition for writ of review in the California Court of Appeals, seeking a court order vacating the CPUC’s determination that SFPP is not entitled to recover an income tax allowance in its intrastate rates. The Court denied SFPP’s petition, and on October 16, 2013, the California Supreme Court declined SFPP’s request for further review. The precise impact of the now final state rulings denying SFPP an income tax allowance, together with other pending ratemaking issues, are subject to further consideration and determination by the CPUC if the matter is not settled as described below.

 On April 6, 2011, in proceedings unrelated to the above-referenced CPUC dockets, a CPUC administrative law judge issued a proposed decision (Bemesderfer case) substantially reducing SFPP’s authorized cost of service and ordering SFPP to pay refunds from May 24, 2007 to the present of revenues collected in excess of the authorized cost of service. The proposed decision was subsequently withdrawn, and the presiding administrative law judge is expected to reissue a proposed decision at some indeterminate time in the future if the matter is not settled as described below.

On January 30, 2012, SFPP filed an application reducing its intrastate rates by approximately 7%. This matter remains pending before the CPUC.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

On October 3, 2014, SFPP and its shippers executed a global settlement resolving all pending CPUC proceedings and submitted the proposed settlement to the CPUC for its consideration and approval, which approval is anticipated before year-end 2014. The settlement includes refunds in the amount of $319 million, which is consistent with the established reserve amounts. It also includes a three year moratorium on new rate filings or complaints and establishes current rates consistent with the revenues recognized by SFPP in 2014. The settlement has been filed with the Administrative Law Judges handling the various proceedings. Approval is expected in the fourth quarter, at which time the refund amount will be paid. As of September 30, 2014, we believe KMEP’s legal reserve is adequate such that the refund will not have an adverse impact on KMEP’s fourth quarter results of operations or KMEP’s 2014 outlook for distribution to its limited partners.

Other Commercial Matters

Union Pacific Railroad Company Easements

SFPP and Union Pacific Railroad Company (UPRR) are engaged in a proceeding to determine the extent, if any, to which the rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., SFPP, L.P., Kinder Morgan Operating L.P. “D”, Kinder Morgan G.P., Inc., et al., Superior Court of the State of California for the County of Los Angeles, filed July 28, 2004). In September 2011, the trial judge determined that the annual rent payable as of January 1, 2004 was $14 million subject to annual consumer price index increases. Judgment was entered by the Superior Court on May 29, 2012 and SFPP appealed the judgment. If the judgment is upheld on appeal, SFPP would owe approximately $97 million in back rent. Accordingly, KMP increased its rights-of-way liability to cover this potential liability for back rent. In addition, the trial judge determined that UPRR is entitled to approximately $20 million for interest through the date of the judgment on the outstanding back rent liability. KMP believes the award of interest is without merit and are pursuing our appellate rights. On June 27, 2014, the California Court of Appeals heard oral argument and requested that the parties submit supplemental briefing on the following issues: whether the UPRR ever had sufficient ownership interests to allow it to grant subsurface easements in land granted to it by Congress; whether there is sufficient evidence in the record on this question; and assuming that the UPRR did not have sufficient ownership interests to grant subsurface easements and that its rental agreements with SFPP were invalid, whether the parties can limit the scope of the Court’s inquiry on appeal by not disputing the underlying rights of the railroad. A decision is anticipated by the Court of Appeals in 2014.

By notice dated October 25, 2013, UPRR demanded the payment of $22.25 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. On June 13, 2014, the trial court issued a statement of decision addressing all of the causes of action and defenses and resolved those matters against SFPP, consistent with the jury’s verdict. SFPP will appeal the judgment which was signed on July 15, 2014. If the judgment is affirmed on appeal, SFPP will be required to pay a judgment of $42.5 million plus any accrued post judgment interest.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Severstal Sparrows Point Crane Collapse

On June 4, 2008, a bridge crane owned by Severstal and located in Sparrows Point, Maryland collapsed while being operated by our subsidiary Kinder Morgan Bulk Terminals, Inc. (KMBT). According to KMP’s investigation, the collapse was caused by unexpected, sudden and extreme winds. On June 24, 2009, Severstal filed suit against KMBT in the U.S. District Court for the District of Maryland, Case No. 09CV1668-WMN. Severstal and its successor in interest, RG Steel, allege that KMBT was contractually obligated to replace the collapsed crane and that its employees were negligent in failing to properly secure the crane prior to the collapse. RG Steel seeks to recover in excess of $30 million for the alleged value of the crane and lost profits. KMBT denies each of RG Steel’s allegations. A bench trial occurred in November 2013. On March 6, 2014, the Court issued findings of fact and conclusions of law and entered judgment against KMBT in the amount of $13.8 million, which was later amended to $15.6 million by order dated May 6, 2014. KMBT has filed a notice of appeal of the judgment.

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

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II have been consolidated into one proceeding. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial on the remaining claims. Trial is scheduled to commence in November 2014. Motions to dismiss have been filed in Brinckerhoff III and Brinckhoff IV. Defendants continue to believe these lawsuits are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.

In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non derivative claims, against EPB, and EPB’s general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to EPB of a 25% ownership interest in SNG. On June 20, 2014, defendants’ motion for summary judgment was granted, dismissing the case in its entirety. Plaintiff filed a notice of appeal in July 2014, and both plaintiff and defendants have filed opening briefs.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

General

As of September 30, 2014 and December 31, 2013 our total reserve for legal matters was $723 million and $624 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising from KMP’s products pipeline and natural gas pipeline transportation rates.

Other

Litigation Relating to the Mergers

Four putative class action lawsuits were filed in the Court of Chancery of the State of Delaware in connection with the proposed Merger Transactions: (i) William Bryce Arendt v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10093-VCL; (ii) The Haynes Family Trust U/A. v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10118-VCL; (iii) George H. Edwards, et al., v. El Paso Pipeline Partners, L.P., et al., Case No. 10160-VCL; and (iv) Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al., Case No. 10191-VCL. On September 28, 2014, the Arendt and Haynes actions were consolidated under the caption In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation, Case No. 10093-VCL, with the complaint in the Haynes action designated as the operative complaint. Among the relief sought in the complaints filed in these lawsuits is to enjoin one or more of the proposed Merger Transactions.

The plaintiffs in the In re Kinder Morgan Energy Partners, L.P. Unitholders Litigation action allege that (i) KMR, KMGP, and individual defendants breached the express terms of and their duties under the KMP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI tortiously interfered with the rights of the plaintiffs and the putative class under the KMP partnership agreement by causing KMGP and the individual defendants to breach their duties under the KMP partnership agreement. Further, plaintiffs allege that the KMP partnership agreement mandates that the transaction be approved by two-thirds of KMP’s limited partner interests. On September 26, 2014, plaintiffs filed a motion for expedited proceedings. On September 29, 2014, plaintiffs filed a motion for a preliminary injunction seeking to enjoin the KMP vote.

In the George H. Edwards, et al. v. El Paso Pipeline Partners, L.P., et al. action, plaintiffs allege that (i) El Paso Pipeline GP Company, L.L.C. (EPGP) breached the implied duty of good faith and fair dealing by approving the EPB transaction in bad faith; (ii) EPGP, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach; (iii) EPGP breached its duties under the EPB partnership agreement, including the implied duty of good faith and fair dealing; and (iv) EPB, the EPGP directors named as defendants, E Merger Sub LLC, and KMI aided and abetted such breach and tortiously interfered with the rights of the EPB unitholders under the EPB partnership agreement.

The plaintiffs also allege that (i) KMR and KMGP breached their duties under the KMP partnership agreement including the implied duty of good faith and fair dealing; and (ii) KMP, the KMGP directors named as defendants, P Merger Sub LLC,

Table of Contents	Kinder Morgan, Inc. Form 10-Q

and KMI aided and abetted such breach and tortiously interfered with the rights of the KMP unitholders under the KMP partnership agreement. In addition, plaintiffs allege that KMR and KMGP breached the residual fiduciary duties owed to KMP unitholders, and KMP, the KMGP directors named as defendants, P Merger Sub LLC, and KMI aided and abetted such breach. Finally, plaintiffs allege that the KMP partnership agreement mandates that the KMP merger be approved, alternatively, by at least 95% of all of KMP’s limited partner interests, by at least two-thirds of KMP’s limited partner interests, or by at least two-thirds of KMP’s common unitholders. On September 26, 2014, plaintiffs filed a motion for expedited discovery, and a motion for a preliminary injunction seeking to enjoin the KMP vote.

On October 7, 2014, the Court ruled that expedited discovery and expedited proceedings could proceed with respect to claims relating to the vote required to approve the KMP merger. The Court has scheduled a hearing on this matter for October 31, 2014.

In the Irwin Berlin v. Kinder Morgan Energy Partners, L.P., et al. action, plaintiff alleges that (i) KMR, KMGP, KMI, and members of the Board of Directors of KMGP breached their fiduciary duties by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMGP breached its duty of good faith and fair dealing. Although KMP is listed as a defendant in the caption, no claims are asserted against it in the complaint.

The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.

In Re Kinder Morgan Energy Partners, L.P. Derivative Litigation

Putative class action and derivative complaints were filed in the Court of Chancery in the State of Delaware against defendants KMI, KMGP and nominal defendant KMEP on February 5, 2014 and March 27, 2014 captioned Slotoroff v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9318) and Burns et al v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9479) respectively. The cases were consolidated on April 8, 2014 (Consolidated Case No. 9318). The consolidated suit seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMEP units during the period of February 5, 2011 through the date of the filing of the complaints. The suit alleges direct and derivative causes of action for breach of the partnership agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMEP’s distributions and growth rate. The suit seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees. Defendants believe this suit is without merit and intend to defend it vigorously.

Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al
On March 6, 2014, a putative class action and derivative complaint was filed in the District Court of Harris County, Texas (Case No. 2014-11872 in the 215th Judicial District) against KMI, KMGP, KMR, Richard D. Kinder, Steven J. Kean, Ted A. Gardner, Gary L. Hultquist, Perry M. Waughtal and nominal defendant KMEP. The suit was filed by Kenneth Walker, a purported unit holder of KMEP, and alleges direct and derivative causes of action for alleged violation of duties owed under the partnership agreement, breach of the implied covenant of good faith and fair dealing, “abuse of control” and “gross mismanagement” in connection with the calculation of distributions and allocation of capital expenditures to expansion capital expenditures and maintenance capital expenditures. The suit seeks unspecified money damages, interest, punitive damages, attorney and expert fees, costs and expenses, unspecified equitable relief, and demands a trial by jury. Defendants believe this suit is without merit and intend to defend it vigorously. By agreement of the parties, the case is stayed pending further resolution of In Re Kinder Morgan Energy Partners, L.P. Derivative Litigation described above.
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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in an allocation process to determine each party’s respective share of the cleanup costs. This is a non-judicial allocation process. KMEP is participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. KMEP expects the allocation process to conclude in 2015. KMEP also expects the LWG to complete the RI/FS process in 2015, after which the EPA is expected to develop a proposed plan leading to a Record of Decision targeted for 2017. It is anticipated that the cleanup activities will begin within one year of the issuance of the Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for contamination of the water purveyor’s wells.  The First Amended Complaint sought $175 million in damages against approximately 70 defendants. On August 6, 2013 plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. Our motion to dismiss the suit was denied on August 19, 2014 and we have filed an answer to the Second Amended Complaint.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

On May 7, 2013, the City of San Diego petitioned the California Superior Court for a writ of mandamus seeking an order setting aside the RWQCB’s approval of an amendment to KMP’s permit to increase the discharge of water from KMP’s groundwater treatment system to the City of San Diego’s municipal storm sewer system. On October 10, 2014, the court ruled that the City’s petition was moot and dismissed the case because the amendment to the permit was no longer required and had been rescinded by the RWQCB at the request of SFPP upon SFPP’s completion of soil and groundwater remediation at the City’s stadium property site.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., an historical subsidiary of EPNG, operated approximately 20 uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG will conduct a radiological assessment of the surface of the mines. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona (Case No. 3:14-08165-DGC) seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the pervasive control of such federal agencies over all aspects of the nuclear weapons program.

PHMSA Inspection of Carteret Terminal, Carteret, New Jersey

On April 4, 2013, the PHMSA, Office of Pipeline Safety issued a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order (NOPV) arising from an inspection at the KMLT, Carteret, New Jersey location on March 15,

Table of Contents	Kinder Morgan, Inc. Form 10-Q

2011, following a release and fire that occurred during maintenance activity on March 14, 2011. On July 17, 2013, KMLT entered into a Consent Agreement and Order with the PHMSA, pursuant to which KMLT paid a penalty of $63,100 and is required to complete ongoing pipeline integrity testing and other corrective measures by November 30, 2015.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group of approximately 70 cooperating parties (CPG) which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, a remedial investigation and feasibility study of the Site is presently estimated to be completed by 2015. Under the second AOC, the CPG members are conducting a CERCLA removal action at the Passaic River Mile 10.9, including the dredging of sediment in mud flats at this location of the river to a depth of two feet and installation of a cap. The dredging was completed in 2013 and capping work was completed in June 2014. We have established a reserve for the anticipated cost of compliance with the AOCs.

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

No final remedy for this portion of the Site will be selected until the public comment and response period for the FFS is completed and the Record of Decision (ROD) is issued by EPA, which is expected in September 2015. Until the ROD is issued there is uncertainty about what remedy will be implemented and the extent of potential costs. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On September 10, 2013, the SLFPA filed a motion to remand the case to the state district court for Orleans Parish. The Court denied the remand motion on June 27, 2014. Louisiana Act 544 (the Act) went into effect on June 6, 2014 and specified the political entities authorized to institute litigation for environmental damage in the coastal zone. Under the Act, which was specifically made retroactive, we contend the SLFPA is not a valid plaintiff, whereas the SLFPA contends the Act is unconstitutional. The parties filed numerous cross motions seeking a ruling on the enforceability of the Act and other potentially dispositive legal issues. Oral argument on pending motions will occur on November 12, 2014.

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

Table of Contents	Kinder Morgan, Inc. Form 10-Q

including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. On December 18, 2013, defendants removed the case to the U.S. District Court for the Eastern District of Louisiana. On January 14, 2014, the plaintiff filed a motion to remand the case to state court. On August 11, 2014, the court entered an order suspending a ruling on the remand motion and administratively closing the case, pending a ruling on plaintiff’s remand motion in another substantially similar case in the same federal court to which TGP is not a party.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2014 and December 31, 2013, we have accrued a total reserve for environmental liabilities in the amount of $347 million and $378 million, respectively, of which $183 million and $208 million, respectively, are associated with KMI (excluding KMP and EPB) and primarily relate to legacy sites acquired in the May 25, 2012 EP acquisition. In addition, as of both September 30, 2014 and December 31, 2013, we have recorded a receivable of $14 million for expected cost recoveries that have been deemed probable.

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

11. Recent Accounting Pronouncements

Accounting Standards Updates - Adopted

None of the Accounting Standards Updates (ASU) that we adopted and that became effective January 1, 2014 had a material impact on our consolidated financial statements. More information can be found in Note 17 “Recent Accounting Pronouncements” to our consolidated financial statements that were included in our 2013 Form 10-K.

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2016, including interim reporting periods (January 1, 2017 for us). Early adoption is not permitted. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

12.  Reconciliation of Significant Balance Sheet Accounts

The following is a reconciliation between KMP’s and EPB’s significant asset and liability balances as reported in KMP’s and EPB’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2014 and Annual Reports on Form 10-K for the year ended December 31, 2013 and our consolidated asset and liability balances as shown on our accompanying consolidated balance sheets (in millions):

	September 30, 2014	December 31, 2013
Cash and cash equivalents–KMI(a)	$56	$116
Cash and cash equivalents–KMP	268	404
Cash and cash equivalents–EPB	148	78
Cash and cash equivalents	$472	$598

Property, plant and equipment, net–KMI(a)	$2,461	$2,563
Property, plant and equipment, net–KMP	29,842	27,405
Property, plant and equipment, net–EPB	5,797	5,879
Property, plant and equipment, net	$38,100	$35,847

Goodwill–KMI(a)	$17,910	$17,935
Goodwill–KMP	6,710	6,547
Goodwill–EPB	22	22
Goodwill	$24,642	$24,504

Current portion of debt–KMI(a)	$1,307	$725
Current portion of debt–KMP	959	1,504
Current portion of debt–EPB	41	77
Current portion of debt	$2,307	$2,306

Long-term debt outstanding–KMI(a)	$8,086	$9,221
Long-term debt outstanding–KMP	20,810	18,410
Long-term debt outstanding–EPB(b)	4,749	4,179
Long-term debt outstanding	$33,645	$31,810
_______

(a)	Includes assets and liabilities of KMI’s consolidated subsidiaries, excluding KMP and EPB.

(b)	Excludes debt fair value adjustments. Decrease to long-term debt for debt fair value adjustments totaled $8 million as of both September 30, 2014 and December 31, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Developments
On August 9, 2014, we entered into a separate definitive merger agreement with each of KMP, KMR and EPB, pursuant to which we will acquire directly or indirectly all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that we and our subsidiaries do not already own (the “Merger Transactions”).  On September 19, 2014, we entered into a Bridge Credit Agreement (the “Bridge Facility”) and a replacement revolving credit agreement (the “Replacement Facility”) with a syndicate of lenders. The Bridge Facility provides for up to a $5.0 billion term loan facility which, if funded, will mature 364 days following the closing date of the Merger Transactions. The Replacement Facility provides for up to $4.0 billion in borrowing capacity, which can be increased to $5.0 billion if certain conditions are met, and has a five-year term.  The Merger Transactions are subject to the approval of our stockholders and the shareholders and unitholders of KMP, KMR and EPB, as applicable, and are expected to close in the fourth quarter of 2014. For a further

Table of Contents	Kinder Morgan, Inc. Form 10-Q

discussion of the Merger Transactions, the Bridge Facility and the Replacement Facility, see Note 1 “General—Recent Developments.”
After the consummation of the Merger Transactions, KMI, KMP and EPB and substantially all of their respective wholly owned subsidiaries with debt will enter into cross guarantees with respect to the existing debt of KMI, KMP, EPB and such subsidiaries, so that KMI and those subsidiaries will be liable for the debt of KMI, KMP, EPB and such subsidiaries.
It is anticipated that after the closing of the Merger Transactions, cash requirements for KMI and its subsidiaries future expansion capital expenditures and acquisitions will be met primarily through KMI’s issuance of debt and equity.  Such future debt offerings are expected to have the same cross guarantee structure as described above.
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

Results of Operations

Non-GAAP Measures

The non-GAAP financial measures of (i) cash available to pay dividends, both in the aggregate and per share, and (ii) segment EBDA and certain items, are presented below under “—Cash Available to Pay Dividends” and “—Consolidated Earnings Results,” respectively. Certain items are items that are required by GAAP to be reflected in net income, but typically either do not have a cash impact, or by their nature are separately identifiable from our normal business operations and, in our view, are likely to occur only sporadically.

We believe the GAAP measure most directly comparable to cash available to pay dividends is income from continuing operations. A reconciliation of cash available to pay dividends to income from continuing operations is provided below under “—Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations.” Our non-GAAP measures described below should not be considered as an alternative to GAAP net income, operating income or any other GAAP measure. Cash available to pay dividends and segment EBDA and certain items, are not financial measures in accordance with GAAP and have important limitations as analytical tools. You should not consider these non-GAAP measures in isolation or as a substitute for an analysis of our results as reported under GAAP. Our computation of cash available to pay dividends and

Table of Contents	Kinder Morgan, Inc. Form 10-Q

segment EBDA and certain items may differ from similarly titled measures used by others. Management compensates for the limitations of these non-GAAP measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Cash Available to Pay Dividends

Our board of directors has adopted the dividend policy set forth in our shareholders’ agreement, which provides that, subject to applicable law, we will pay quarterly cash dividends on all classes of our capital stock equal to the cash we receive from our subsidiaries and other sources less any cash disbursements and reserves established by a majority vote of our board of directors, including for general and administrative expenses, interest and cash taxes. See a further discussion on KMI dividends below under “—Financial Condition— Cash Flows— KMI Dividends.” The calculation of our cash available to pay dividends, and a reconciliation of this non-GAAP measure to income from continuing operations, for each of the three and nine months ended September 30, 2014, and 2013 are as follows:

Cash Available to Pay Dividends (In Millions, Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
KMP distributions to us
From ownership of general partner interest(a)	$489	$450	$1,436	$1,294
On KMP units owned by us(b)	39	38	115	110
On KMR shares owned by us(c)	23	21	69	61
Total KMP distributions to us	551	509	1,620	1,465

EPB distributions to us
From ownership of general partner interest(d)	59	55	174	155
On EPB units owned by us(e)	61	59	180	172
Total EPB distributions to us	120	114	354	327

Cash generated from KMP and EPB	671	623	1,974	1,792
Cash generated from other assets(f)	57	104	215	291
Total cash generated	728	727	2,189	2,083

General and administrative expenses and other(g)	(8)	(12)	(26)	(41)
Interest expense	(157)	(159)	(422)	(425)
Cash available to pay dividends before taxes	563	556	1,741	1,617

Taxes(h)	(128)	(132)	(401)	(386)
Cash available to pay dividends	$435	$424	$1,340	$1,231

Weighted Average Shares Outstanding for Dividends(i)	1,036	1,042	1,035	1,039

Cash Available Per Average Share Outstanding	$0.42	$0.41	$1.29	$1.18
Declared Dividend	$0.44	$0.41	$1.29	$1.19
_______

(a)
Based on (i) KMP distributions of $1.40 and $4.17 per common unit declared for the three and nine months ended September 30, 2014, respectively, and $1.35 and $3.97 per common unit declared for the three and nine months ended September 30, 2013, respectively; (ii) 454 million and 381 million aggregate common units, Class B units and i-units (collectively KMP units) outstanding as of April 30, 2014 and April 29, 2013, respectively; (iii) 462 million and 433 million aggregate KMP units outstanding as of July 31, 2014 and 2013, respectively; (iv) 466 million and 438 million aggregate KMP units estimated to be outstanding as of October 31, 2014 and outstanding as of October 31, 2013, respectively; (v) waived incentive distributions of $33 million and $25 million for the three months ended

Table of Contents	Kinder Morgan, Inc. Form 10-Q

September 30, 2014 and 2013, respectively, and $99 million and $54 million for the nine months ended September 30, 2014 and 2013, respectively, related to certain KMP acquisitions. In addition, we as the general partner of KMP, agreed to waive a portion of our future incentive distribution amounts equal to $34 million for our fourth quarter in 2014, $139 million for 2015, $116 million for 2016, $105 million for 2017, and annual amounts thereafter decreasing by $5 million per year from the 2017 level related to certain KMP acquisitions.

(b)
Based on 28 million KMP units estimated to be owned by us as of October 31, 2014 and owned by us as of July 31, 2014, April 30, 2014, October 31, 2013, July 31, 2013 and April 29, 2013, multiplied by the KMP per unit distribution declared, as outlined in footnote (a) above.

(c)
Assumes that we sold the KMR shares that we estimate to be received as distributions for the three and nine months ended September 30, 2014 and received as distributions for the three and nine months ended September 30, 2013, respectively. We did not sell any KMR shares in the first nine months of 2014 or 2013.

(d)
Based on (i) EPB distributions of $0.65 and $1.95 per common unit declared for the three and nine months ended September 30, 2014, respectively, and $0.65 and $1.90 per common unit declared for the three and nine months ended September 30, 2013, respectively; (ii) 219 million and 216 million common units outstanding as of April 30, 2014 and April 29, 2013, respectively; (iii) 231 million and 218 million common units outstanding as of July 31, 2014 and 2013, respectively; and (iv) 233 million and 218 million common units estimated to be outstanding as of October 31, 2014 and outstanding as of October 31, 2013, respectively.

(e)
Based on 93 million EPB units estimated to be owned by us as of October 31, 2014 and owned by us as of July 31, 2014 and 90 million EPB units owned by us as of April 30, 2014, October 31, 2013, July 31, 2013 and April 29, 2013, multiplied by the EPB per unit distribution declared, as outlined in footnote (d) above.

(f)
Represents cash available from former EP assets that remain at KMI, including our investments in Gulf LNG, Ruby and Young Gas Storage Company, Ltd for the periods presented prior to their drop-down to EPB and EPNG and El Paso midstream assets for the period presented prior to their drop-down to KMP, and our 20% interest in Natural Gas Pipeline Company of America LLC, net of general and administrative expenses related to KMI’s EP assets. Amounts include our share of pre-tax earnings, plus depreciation, depletion and amortization, and less cash taxes and sustaining capital expenditures from equity investees.

(g)	Represents corporate general and administrative expenses, corporate sustaining capital expenditures, and other income and expense.

(h)
Amounts were determined based on the income and expenses included in the table, other deductions related to the income included, and the effect of net operating loss carryforwards on cash available to pay dividends of $125 million and $375 million for the three and nine months ended September 30, 2014, respectively, and $75 million and $225 million for the three and nine months ended September 30, 2013, respectively.

(i)	Includes weighted average common stock outstanding and unvested restricted stock awards issued to management employees that contain rights to dividends.

Reconciliation of Cash Available to Pay Dividends to Income from Continuing Operations (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations(a)	$779	$551	$1,877	$1,990
Depreciation, depletion and amortization(a)	520	467	1,518	1,327
Amortization of excess cost of equity investments(a)	12	11	33	29
Earnings from equity investments(a)	(107)	(100)	(306)	(294)
Distributions from equity investments	110	104	294	303
Distributions from equity investments in excess of cumulative earnings	48	39	138	117
Difference between equity investment distributable cash flow and distributions received(b)	37	54	151	136
KMP certain items(c)	(230)	(33)	(167)	(618)
KMI certain items(c)	(22)	7	(20)	8
Difference between cash available and book taxes	113	39	193	259
Difference between cash and book interest expense for KMI	(41)	(28)	(31)	(27)
Sustaining capital expenditures(d)	(144)	(105)	(353)	(257)
KMP declared distribution on its limited partner units owned by the public(e)	(590)	(533)	(1,736)	(1,487)
EPB declared distribution on its limited partner units owned by the public(f)	(91)	(83)	(264)	(241)
Other(g)	41	34	13	(14)
Cash available to pay dividends	$435	$424	$1,340	$1,231
_______

Table of Contents	Kinder Morgan, Inc. Form 10-Q

(a)	Consists of the corresponding line items in our unaudited consolidated statements of income included elsewhere in this report.

(b)	Consists of the difference between cash available for distributions and the distributions received from our equity investments.

(c)
Consists of certain items summarized in footnotes (b) through (h) to the “—Results of Operations” table included below and described in more detail in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests,” which include the earnings impact of certain purchase accounting basis differences in instances where KMI’s carrying value may differ from that of its subsidiaries for the same asset or liability. Nine month 2013 amount excludes an $84 million KMP certain item for book taxes on the gain on sale of investments in the Express pipeline system, which is reflected in this reconciliation in the line item “Difference between cash available and book taxes.”

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

(g)
Consists of items such as timing and other differences between earnings and cash, KMP’s and EPB’s cash flow in excess of their distributions and non-cash amortization of debt fair value adjustments. Also, nine month 2013 amount includes certain items of $5 million related to EPB.

Consolidated Earnings Results

With regard to our reportable business segments, we consider segment earnings before all DD&A expenses, and amortization of excess cost of equity investments to be an important measure of our success in maximizing returns to our shareholders. This measure, sometimes referred to in this report as segment EBDA, is more fully defined in footnote (a) to the “—Results of Operations” table below. We also use segment EBDA internally as a measure of profit and loss for evaluating segment performance and for deciding how to allocate resources to our six reportable business segments. EBDA may not be comparable to measures used by other companies. Additionally, EBDA should be considered in conjunction with net income and other performance measures such as operating income, income from continuing operations or operating cash flows.

Results of Operations

	Three Months Ended September 30,
	2014	2013	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,182	$958	$224	23%
CO2–KMP	388	340	48	14%
Products Pipelines–KMP	222	202	20	10%
Terminals–KMP	249	217	32	15%
Kinder Morgan Canada–KMP	50	43	7	16%
Other	6	(3)	9	300%
Total Segment EBDA(b)	2,097	1,757	340	19%
DD&A expense	(520)	(467)	(53)	(11)%
Amortization of excess cost of equity investments	(12)	(11)	(1)	(9)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(135)	(158)	23	15%
Interest expense, net of unallocable interest income(d)	(431)	(420)	(11)	(3)%
Income from continuing operations before unallocable income taxes	1,008	710	298	42%
Unallocable income tax expense	(229)	(159)	(70)	(44)%
Net income	779	551	228	41%
Net income attributable to noncontrolling interests	(450)	(265)	(185)	(70)%
Net income attributable to Kinder Morgan, Inc.	$329	$286	$43	15%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2014	2013	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$3,208	$3,281	$(73)	(2)%
CO2–KMP	1,083	1,040	43	4%
Products Pipelines–KMP	632	399	233	58%
Terminals–KMP	696	609	87	14%
Kinder Morgan Canada–KMP	138	286	(148)	(52)%
Other	13	(4)	17	425%
Total Segment EBDA(e)	5,770	5,611	159	3%
DD&A expense	(1,518)	(1,327)	(191)	(14)%
Amortization of excess cost of equity investments	(33)	(29)	(4)	(14)%
Other revenues	27	27	—	—%
General and administrative expense(f)	(461)	(481)	20	4%
Interest expense, net of unallocable interest income(g)	(1,325)	(1,257)	(68)	(5)%
Income from continuing operations before unallocable income taxes	2,460	2,544	(84)	(3)%
Unallocable income tax expense	(583)	(554)	(29)	(5)%
Income from continuing operations	1,877	1,990	(113)	(6)%
Loss from discontinued operations, net of tax(h)	—	(2)	2	100%
Net income	1,877	1,988	(111)	(6)%
Net income attributable to noncontrolling interests	(977)	(1,133)	156	14%
Net income attributable to Kinder Morgan, Inc.	$900	$855	$45	5%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, and other income, net.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Segment earnings include KMP’s allocable income tax expense of $17 million and $12 million for the three months ended September 30, 2014 and 2013, respectively, and $41 million and $121 million for the nine months ended September 30, 2014 and 2013, respectively.

Certain item footnotes

(b)
2014 and 2013 amounts include increases in earnings of $238 million and $30 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(c)
2014 amount includes a decrease in expense of $15 million related to the combined effect from all of the three month 2014 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2014 and 2013 amounts include increases in expense of $1 million and $4 million, respectively, related to the combined effect from all of the three month 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(e)
2014 and 2013 amounts include increases in earnings of $199 million and $559 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items impacting continuing operations and disclosed below in our management discussion and analysis of segment results.

(f)
2014 and 2013 amounts include decreases in expense of $18 million and increases in expense of $9 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items related to general and administrative expenses disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(g)
2014 and 2013 amounts include increases in expense of $30 million and $27 million, respectively, related to the combined effect from all of the nine month 2014 and 2013 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(h)	2013 amount represents a certain item incremental loss related to the sale of KMP’s FTC Natural Gas Pipelines disposal group effective November 1, 2012.

For the comparable third quarter periods, the certain items described in footnotes (b), (c) and (d) to the tables above accounted for a $226 million increase in income from continuing operations before unallocable income taxes in the third quarter of 2014, when compared to the third quarter of 2013 (combining to increase total income from continuing operations

Table of Contents	Kinder Morgan, Inc. Form 10-Q

before unallocable income taxes by $252 million in the third quarter of 2014 and increase total income from continuing operations before unallocable income taxes by $26 million in the third quarter of 2013). The $72 million (11%) quarter-to-quarter increase in income from continuing operations before unallocable income taxes remaining, after giving effect to these certain items, reflects higher earnings from the five major reportable business segments.

For the comparable nine month periods, the certain items described in footnotes (e), (f) and (g) to the tables above accounted for a $336 million decrease in income from continuing operations before unallocable income taxes in the first nine months of 2014, when compared to the first nine months of 2013 (combining to increase total income from continuing operations before unallocable income taxes by $187 million in the first nine months of 2014 and increase total income from continuing operations before unallocable income taxes by $523 million in the first nine months of 2013). The $252 million (12%) period-to-period increase in income from continuing operations before unallocable income taxes remaining, after giving effect to these certain items, reflects better performance in the first nine months of 2014 from the Natural Gas Pipelines, Terminals–KMP, Products Pipelines–KMP and CO2–KMP business segments.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$2,751	$2,390	$7,777	$6,200
Operating expenses(b)	(1,651)	(1,550)	(4,802)	(3,733)
Other (expense) income(c)	(5)	35	(7)	28
Earnings from equity investments(d)	85	79	235	221
Interest income and Other, net(e)	4	7	13	572
Income tax expense	(2)	(3)	(8)	(7)
EBDA from continuing operations	1,182	958	3,208	3,281
Discontinued operations(f)	—	—	—	(2)
Certain items, net (a)(b)(c)(d)(e)(f)	(201)	(25)	(192)	(568)
EBDA before certain items	$981	$933	$3,016	$2,711

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$146	6%	$1,368	22%
EBDA before certain items	$48	5%	$305	11%

Natural gas transport volumes (BBtu/d)(g)	29,162	26,609	28,624	26,917
Natural gas sales volumes (BBtu/d)(h)	2,446	2,510	2,303	2,429
Natural gas gathering volumes (BBtu/d)(i)	3,170	3,029	3,046	2,994
_______
Certain item footnotes

(a)
Three and nine month 2014 amounts include increases of $8 million and $1 million, respectively, and three and nine month 2013 amounts include decreases of $9 million and $10 million, respectively, all related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. Three and nine month 2014 amounts also include a $198 million increase associated with the early termination of a long-term natural gas transportation contract on KMP’s Kinder Morgan Louisiana pipeline system.

(b)
Nine month 2013 amount includes (i) a $2 million increase in operating expenses related to SNG’s sales and use tax audit interest and penalties; (ii) a $2 million increase in operating expenses related to hurricane repair costs for SNG’s offshore assets; and (iii) a $2 million increase in operating expenses from other certain items.

(c)
Three and nine month 2014 amounts include increases in expense of $1 million and $6 million, respectively, and three and nine month 2013 amounts include losses of $1 million and $8 million, respectively, reflecting the impact of our basis difference related to purchase accounting. Both three and nine month 2014 amounts also include a $4 million loss amount, and both the three and nine month 2013 amounts include a $36 million gain related to the sale of certain Gulf Coast offshore and onshore TGP supply facilities.

(d)
Nine month 2014 amount includes $3 million increase in earnings and three month 2013 amount includes $1 million decrease in earnings related to a non-cash mark to market adjustment on an interest rate swap .

(e)	Nine month 2013 amount includes a $558 million gain from the remeasurement of KMP’s previously held 50% equity interest in Eagle Ford to fair value.

(f)	Nine month 2013 amount represents an incremental loss from the sale of KMP’s FTC Natural Gas Pipelines disposal group’s net assets.
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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:

Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$29	16%	$40	16%
Eagle Ford(a)	11	39%	37	25%
Kinder Morgan Louisiana Pipeline	9	58%	9	50%
EPNG	7	7%	15	11%
Ruby(b)	5	225%	n/a	n/a
KinderHawk field services	4	10%	5	11%
EP midstream asset operations	3	11%	6	13%
Citrus(b)	1	6%	n/a	n/a
SNG	(7)	(6)%	(12)	(8)%
Wyoming Interstate Company	(5)	(15)%	(6)	(14)%
Texas Intrastate Natural Gas Pipeline Group	(4)	(5)%	104	11%
Copano operations (excluding Eagle Ford)	(4)	(5)%	7	1%
EagleHawk field services(b)	(3)	(120)%	n/a	n/a
Kinder Morgan treating operations	—	—%	(2)	(7)%
All others (including eliminations)	2	1%	(57)	(68)%
Total Natural Gas Pipelines	$48	5%	$146	6%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Copano operations (excluding Eagle Ford)	$107	n/a	$749	n/a
TGP	105	18%	123	16%
Eagle Ford(a)	41	n/a	273	n/a
Ruby(b)	15	198%	n/a	n/a
Texas Intrastate Natural Gas Pipeline Group	14	6%	406	15%
KinderHawk field services	14	10%	16	10%
EPNG	13	5%	38	9%
Citrus(b)	11	18%	n/a	n/a
EP midstream asset operations	11	17%	31	27%
Kinder Morgan Louisiana Pipeline	9	22%	9	17%
Wyoming Interstate Company	(19)	(18)%	(20)	(15)%
SNG	(18)	(5)%	(17)	(4)%
EagleHawk field services(b)	(15)	(281)%	n/a	n/a
Kinder Morgan treating operations	(7)	(15)%	(26)	(31)%
All others (including eliminations)	24	4%	(214)	(55)%
Total Natural Gas Pipelines	$305	11%	$1,368	22%
_______
n/a – not applicable

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

(b)	Equity investment.

The primary increases and decreases in our Natural Gas Pipelines business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

•	increases of $29 million (16%) and $105 million (18%), respectively, from TGP primarily due to higher revenues from (i) firm transportation and storage due largely to new projects placed in service in the latter part of 2013 and new southbound capacity contracts; (ii) usage and interruptible transportation services due to weather-related increases; and (iii) natural gas park and loan customer services, due also primarily to colder winter weather relative to the nine months of 2013;

•
increases of $11 million (39%) and $41 million, respectively, from KMP’s total (100%) Eagle Ford natural gas gathering operations. The increases were driven by higher natural gas gathering volumes from the Eagle Ford shale formation, and for the comparable nine month periods, to the incremental 50% ownership interest KMP acquired as part of its acquisition of Copano effective May 1, 2013. The overall increases in earnings were partially offset, however, by increased pipeline integrity costs;

•
increases of $9 million (58%) and $9 million (22%), respectively, from the Kinder Morgan Louisiana Pipeline due to the early termination of a customer’s long-term natural gas transportation contract (an additional $198 million of earnings from that same contract termination is considered a certain item);

•	increases of $7 million (7%) and $13 million (5%), respectively, from EPNG, due largely to higher transport revenues;

•	increases of $5 million (225%) and $15 million (198%), respectively, from Ruby, due largely to higher transport revenues and lower interest expense;

•	increases of $4 million (10%) and $14 million (10%), respectively, from KMP’s KinderHawk field services operations, due largely to increases in contractual volumes;

•
increases of $3 million (11%) and $11 million (17%), respectively, from KMP’s EP midstream assets, due largely to higher gathering revenues from both the Altamont gathering system in Utah and the Camino Real gathering system in South Texas due to increased drilling activity;

•	increases of $1 million (6%) and $11 million (18%), respectively, from Citrus assets, due largely to reduction of property tax expenses for the first nine months of 2014;

•
decreases of $7 million (6%) and $18 million (5%), respectively, from SNG, driven by lower reservation and usage revenues of $5 million and $20 million for the three and nine month periods, respectively, due to rate reductions pursuant to its rate case settlement effective September 1, 2013. In addition, SNG’s revenues decreased by $12 million in the three and nine month periods compared to 2013 due to lower gas volumes sold from one of its storage facilities, which was partially offset by $7 million cost of sale. Partially offsetting these unfavorable impacts were incremental revenues of $4 million and $14 million for the three and nine month periods, respectively, primarily due to increased park and loan services, additional firm transportation services and revenue related to an expansion project that was placed in service in late 2013. In addition, SNG experienced $5 million of higher operating expenses for the nine month period in 2014 as compared to the same period in 2013 primarily due to the aforementioned rate case settlement’s impact on its electricity cost recovery and higher property taxes and field operation and maintenance expenses;

•
decreases of $5 million (15%) and $19 million (18%), respectively, from Wyoming Interstate Company, primarily due to lower reservation revenue of $5 million and $19 million, respectively, as a result of rate reductions pursuant to its Section 5 rate settlement and lower rates on contract renewals;

•	a decrease of $4 million (5%) and an increase of $14 million (6%), respectively, from KMP’s Texas intrastate natural gas pipeline group (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North
Texas and Mier-Monterrey Mexico pipeline systems), due largely to higher maintenance costs in the third quarter of 2014, and for the comparable nine month periods, to higher natural gas sales, transportation and storage margins, all driven in part by colder weather in the first quarter of 2014;

•
a decrease of $4 million (5%) and an increase of $107 million, respectively, from KMP’s Copano operations (but excluding Copano’s 50% ownership interest in Eagle Ford, which is included in the tables above with the 50% ownership interest KMP previously owned), due mainly to lower realized prices for the three months, and for the comparable nine month periods, to the 100% interest it acquired effective May 1, 2013 ;

•	decreases of $3 million (120%) and $15 million (281%), respectively, from KMP’s EagleHawk field services operations, due largely to increased expenses pertaining to pipeline integrity costs; and

•
for the comparable nine month periods, a $7 million (15%) decrease, from KMP’s Kinder Morgan treating operations, due largely to reduced activity at SouthTex Treaters (its treating equipment manufacturing facility).

Table of Contents	Kinder Morgan, Inc. Form 10-Q

CO2–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$508	$456	$1,445	$1,345
Operating expenses	(123)	(121)	(375)	(320)
Earnings from equity investments	5	6	19	19
Income tax expense	(2)	(1)	(6)	(4)
EBDA	388	340	1,083	1,040
Certain items(a)	(25)	9	6	—
EBDA before certain items	$363	$349	$1,089	$1,040

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$18	4%	$106	8%
EBDA before certain items	$14	4%	$49	5%

Southwest Colorado CO2 production (gross)(Bcf/d)(b)	1.2	1.2	1.3	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(b)	0.5	0.5	0.5	0.5
SACROC oil production (gross)(MBbl/d)(c)	33.1	29.6	32.4	30.1
SACROC oil production (net)(MBbl/d)(d)	27.6	24.6	26.9	25.1
Yates oil production (gross)(MBbl/d)(c)	19.2	20.3	19.5	20.5
Yates oil production (net)(MBbl/d)(d)	8.7	9.0	8.6	9.1
Katz oil production (gross)(MBbl/d)(c)	3.4	2.7	3.6	2.4
Katz oil production (net)(MBbl/d)(d)	2.8	2.2	3.0	2.0
Goldsmith oil production (gross)(MBbl/d)(c)	1.2	1.3	1.2	0.6
Goldsmith oil production (net)(MBbl/d)(d)	1.1	1.1	1.1	0.5
NGL sales volumes (net)(MBbl/d)(d)	10.3	9.6	10.1	9.8
Realized weighted-average oil price per Bbl(e)	$87.59	$95.82	$89.40	$92.35
Realized weighted-average NGL price per Bbl(f)	$43.57	$46.72	$46.18	$45.81
_______
n/a – not applicable
Certain item footnote

(a)
Three and nine month 2014 amounts include unrealized gains of $25 million and unrealized losses of $6 million, respectively, and three month 2013 amount includes unrealized losses of $9 million, all relating to derivative contracts used to hedge forecasted crude oil sales.

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

The CO2–KMP segment’s primary businesses involve the production, marketing and transportation of both CO2 and crude oil, and the production and marketing of natural gas and NGL. We refer to the segment’s two primary businesses as its Oil and Gas Producing Activities and its Source and Transportation Activities and for each of these two primary businesses, following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013:

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$17	18%	$16	15%
Oil and Gas Producing Activities	(3)	(1)%	—	—%
Intrasegment eliminations	—	—%	2	8%
Total CO2–KMP	$14	4%	$18	4%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$58	21%	$65	21%
Oil and Gas Producing Activities	(9)	(1)%	49	4%
Intrasegment eliminations	—	—%	(8)	(15)%
Total CO2–KMP	$49	5%	$106	8%

The primary increases and decreases in the CO2–KMP segment’s source and transportation activities in the comparable three and nine month periods of 2014 and 2013 included the following:

•
EBDA increases of $17 million (18%) and $58 million (21%), respectively, driven primarily by higher revenues (described following), somewhat offset by higher labor costs, power costs and property taxes; and

•
revenue increases of $16 million (15%) and $65 million (21%), respectively, driven primarily by increases of 14% and 15%, respectively, in average CO2 contract prices. The increases in contract prices were due primarily to two factors: (i) a change in the mix of contracts resulting in more CO2 being delivered under higher price contracts; and (ii) heavier weighting of new CO2 contract prices to the price of crude oil. CO2 volumes were also higher by 3% and 10%, respectively, when compared to the same two periods in 2013, primarily due to expansion projects at KMP’s Doe Canyon field which went in service in the fourth quarter of 2013.

The primary increases and decreases in the CO2–KMP segment’s oil and gas producing activities, which include the operations associated with the segment’s ownership interests in oil-producing fields and natural gas processing plants, in the comparable three and nine month periods of 2014 and 2013 included the following:

•
EBDA decreases of $3 million (1%) and $9 million (1%), respectively, driven by higher operating expenses as a result of (i) incremental well work over costs at KMP’s recently acquired Goldsmith Landreth unit; (ii) increased power costs; and (iii) higher property and severance tax expenses related to higher revenues (described following). Also contributing to lower EBDA for the comparable three and nine month periods was lower crude oil prices, which were offset by improved net production of 9% and 8% , respectively; and

•
for the comparable nine month periods, a $49 million (4%) increase in revenues, driven primarily by an 8% increase in crude oil sales volumes. The increase in sales volumes was due primarily to higher production at the Katz field unit, incremental production from the Goldsmith Landreth unit (acquired effective June 1, 2013), and higher production at the SACROC unit (volumes presented in the results of operations table above). The increase in revenues from production was offset somewhat by a 3% decrease in the realized weighted average price per barrel of crude oil.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Products Pipelines–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$520	$474	$1,578	$1,371
Operating expenses(a)	(313)	(281)	(985)	(1,001)
Other income (expense)(b)	3	(1)	4	(6)
Earnings from equity investments	11	10	36	33
Interest income and Other, net	1	—	—	2
Income tax expense	—	—	(1)	—
EBDA	222	202	632	399
Certain items, net(a)(b)	—	—	3	182
EBDA before certain items	$222	$202	$635	$581

Change from prior period	Increase/(Decrease)
Revenues	$46	10%	$207	15%
EBDA before certain items	$20	10%	$54	9%

Gasoline (MMBbl)(c)	118.0	109.2	333.8	312.6
Diesel fuel (MMBbl)	39.0	36.9	113.5	106.5
Jet fuel (MMBbl)	28.3	27.4	85.1	82.3
Total refined product volumes (MMBbl)(d)	185.3	173.5	532.4	501.4
NGL (MMBbl)(e)	8.5	8.9	23.5	26.7
Condensate (MMBbl)(f)	9.8	4.4	22.2	9.0
Total delivery volumes (MMBbl)	203.6	186.8	578.1	537.1
Ethanol (MMBbl)(g)	10.8	10.2	30.9	28.6
_______
Certain item footnotes

(a)
Nine month 2014 amount includes a $4 million increase in expense associated with a certain Pacific operations litigation matter. Nine month 2013 amount includes a $162 million increase in operations and maintenance expense associated with certain rate case liability adjustments and a $15 million increase in expense associated with a legal liability adjustment related to a certain West Coast terminal matter.

(b)
Nine month 2014 amount includes a $2 million gain from the sale of propane pipeline line-fill. Nine month 2013 amount includes a $5 million loss from the write-off of assets at KMP’s Los Angeles Harbor West Coast terminal. Also, nine month 2014 amount includes an $1 million increase in expense reflecting the impact of our basis difference related to purchase accounting.

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013.

Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$21	279%	$17	246%
Pacific operations	5	6%	2	2%
Southeast terminal operations	1	6%	1	3%
Cochin Pipeline	1	5%	(2)	(10)%
Transmix operations	(7)	(59)%	30	14%
All others (including eliminations)	(1)	(2)%	(2)	(3)%
Total Products Pipelines–KMP	$20	10%	$46	10%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$40	284%	$59	355%
Pacific operations	15	7%	16	5%
Southeast terminal operations	6	11%	7	8%
Transmix operations	5	17%	137	21%
Cochin Pipeline	(13)	(19)%	(16)	(20)%
All others (including eliminations)	1	—%	4	2%
Total Products Pipelines–KMP	$54	9%	$207	15%

The primary increases and decreases in the Products Pipelines–KMP business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

•
increases of $21 million (279%) and $40 million (284%), respectively, from KMP’s Kinder Morgan Crude Oil & Condensate Pipeline, due mainly to increases of 120% and 145%, respectively, in pipeline throughput volumes;

•
increases of $5 million (6%) and $15 million (7%), respectively, from KMP’s Pacific operations, due primarily to higher volumes and margins and higher physical inventory gains, and due partly to lower operating expenses;

•	increases of $1 million (6%) and $6 million (11%), respectively, from KMP’s Southeast terminal operations, driven by higher butane blending revenues;

•
an increase of $1 million (5%) and a decrease of $13 million (19%) from KMP’s Cochin Pipeline. For the comparable nine months, the decrease in earnings was primarily revenue related, driven by lower terminal, storage and petrochemical volumes, largely the result of the Cochin Reversal project, which converted the line to northbound condensate service to serve oilsands producers’ needs in western Canada; and

•
a decrease of $7 million (59%) and an increase of $5 million (17%) from KMP’s transmix processing operations. The quarter-to-quarter decrease in earnings was due mainly to unfavorable inventory pricing relative to the third quarter of 2013, and for the comparable nine month periods, the higher earnings was driven by higher volumes and margins at various transmix sales plants.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Terminals–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues(a)	$433	$354	$1,245	$1,035
Operating expenses(b)	(183)	(162)	(556)	(488)
Other income (expense)(c)	2	24	—	52
Earnings from equity investments	5	5	16	17
Interest income and Other, net(d)	1	—	6	2
Income tax expense(e)	(9)	(4)	(15)	(9)
EBDA	249	217	696	609
Certain items, net(a)(b)(c)(d)(e)	(2)	(18)	6	(32)
EBDA before certain items	$247	$199	$702	$577

Change from prior period	Increase/(Decrease)
Revenues before certain items(a)	$79	23%	$202	20%
EBDA before certain items	$48	24%	$125	22%

Bulk transload tonnage (MMtons)(f)	22.5	23.7	66.5	68.1
Ethanol (MMBbl)	18.3	15.9	53.4	46.7
Liquids leaseable capacity (MMBbl)	75.8	62.6	75.8	62.6
Liquids utilization %(g)	94.3%	95.4%	94.3%	95.4%
______
Certain item footnotes

(a)
Three and nine month 2014 amounts include increases in revenues of $4 million and $12 million, respectively, from amortization of deferred credits from KMP’s APT acquisition. The amortization is related to the valuation of certain customer contracts at fair value in purchase accounting. KMP is amortizing these deferred credits as noncash adjustments (increases) to revenue over the remaining contract periods. Three and nine month 2013 amounts include increases in revenues of $4 million related to 2012 hurricane expense reimbursements at KMP’s New York Harbor and Mid-Atlantic terminals.

(b)
Three and nine month 2014 amounts include increases in expense of $2 million and $10 million, respectively, and three and nine month 2013 amounts include increases in expense of $7 million and $21 million, respectively, all related to hurricane clean-up and repair activities at KMP’s New York Harbor and Mid-Atlantic terminals. Nine month 2014 amount also includes a $12 million increase in expense primarily associated with a liability adjustment related to a certain litigation matter. Three and nine month 2013 amounts also include a combined $1 million increase in expense from other certain items.

(c)
Nine month 2014 amount includes a $1 million casualty indemnification loss, and three and nine month 2013 amounts include casualty indemnification gains of $22 million and $50 million, respectively, all related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals. Also, nine month 2013 amount includes a $1 million increase in expense reflecting the impact of our basis difference related to purchase accounting.

(d)	Nine month 2013 amount includes a $1 million casualty indemnification gain related to 2012 hurricane activity at KMP’s New York Harbor and Mid-Atlantic terminals.

(e)	Nine month 2014 amount includes a $5 million decrease in expense (representing tax savings) related to the pre-tax expense amount associated with the litigation matter described in footnote (b).
Other footnotes

(f)	Volumes for acquired terminals are included for all periods and include KMP’s proportionate share of joint venture tonnage.

(g)	The ratio of KMP’s actual leased capacity (excluding the capacity of tanks out of service) to its estimated potential capacity.

The Terminals–KMP business segment includes the transportation, transloading and storing of refined petroleum products, crude oil, condensate (other than those included in the Products Pipelines–KMP segment), and bulk products, including coal, petroleum coke, cement, alumina, salt and other bulk chemicals.  Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$16	n/a	$26	n/a
West	10	58%	16	52%
Gulf Central	10	355%	15	1,784%
Gulf Liquids	1	3%	3	4%
Gulf Bulk	4	20%	5	14%
All others (including intrasegment eliminations and unallocated income tax expenses)	7	7%	14	7%
Total Terminals–KMP	$48	24%	$79	23%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Acquired assets and businesses	$45	n/a	$76	n/a
West	23	45%	36	39%
Gulf Central	21	218%	36	1,224%
Gulf Liquids	13	9%	14	7%
Gulf Bulk	10	19%	15	14%
All others (including intrasegment eliminations and unallocated income tax expenses)	13	4%	25	4%
Total Terminals–KMP	$125	22%	$202	20%

The primary increases and decreases in the Terminals–KMP business segment’s EBDA in the comparable three and nine month periods of 2014 and 2013 included the following:

•	increases $16 million and $45 million, respectively, from acquired assets and businesses, primarily the marine operations KMP acquired effective January 17, 2014 (the APT acquisition);

•
increases of $10 million (58%) and $23 million (45%), respectively, from KMP’s West region terminals, driven by the completion of Edmonton expansion projects since the end of the third quarter of 2013;

•
increases of $10 million (355%) and $21 million (218%), respectively, from KMP’s Gulf Central terminals, driven by higher earnings from its approximately 55%-owned Battleground Oil Specialty Terminal Company LLC oil terminal joint venture, which is located on the Houston Ship Channel and began operations in October 2013;

•
increases of $1 million (3%) and $13 million (9%), respectively, from KMP’s Gulf Liquids terminals, due to higher liquids warehousing revenues from its Pasadena and Galena Park liquids facilities located along the Houston Ship Channel. The facilities benefited from high gasoline export demand, increased rail services and new and incremental customer agreements at higher rates, due in part to new tankage from completed expansion projects since the end of the third quarter of 2013;

•
increases of $4 million (20%) and $10 million (19%), respectively, from KMP’s Gulf Bulk terminals, driven by higher petcoke period-to-period volumes in 2014, due in large part to refinery and coker shutdowns in 2013 as a result of turnarounds taken, and increased shortfall revenue recognized on take-or-pay contracts; and

•	increases of $7 million (7%) and $13 million (4%), respectively, from the rest of the terminal operations was driven in part by improved steel pricing and good performance at KMP’s ethanol terminals.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Kinder Morgan Canada–KMP

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In millions, except operating statistics)
Revenues	$73	$74	$210	$221
Operating expenses	(27)	(27)	(75)	(79)
Earnings from equity investments	—	—	—	4
Interest income and Other, net(a)	8	—	14	241
Income tax expense(b)	(4)	(4)	(11)	(101)
EBDA	50	43	138	286
Certain items, net(a)(b)	—	1	—	(140)
EBDA before certain items	$50	$44	$138	$146

Change from prior period	Increase/(Decrease)
Revenues	$(1)	(1)%	$(11)	(5)%
EBDA before certain items	$6	14%	$(8)	(5)%

Transport volumes (MMBbl)(c)	27.6	24.0	79.5	77.6
_______
Certain item footnotes

(a)	Three and nine month 2013 amounts include a loss of $1 million and a gain of $224 million, respectively, from the sale of KMP’s equity and debt investments in the Express pipeline system.

(b)
Nine month 2013 amount includes an $84 million increase in income tax expense related to the pre-tax gain amount associated with the sale of KMP’s equity and debt investments in the Express pipeline system described in footnote (a).

Other footnote

(c)	Represents Trans Mountain pipeline system volumes.

The Kinder Morgan Canada–KMP business segment includes the operations of the Trans Mountain and Jet Fuel pipeline systems, and until March 14, 2013, the effective date of sale, KMP’s one-third ownership interest in the Express pipeline system. Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2014 and 2013.

 Three months ended September 30, 2014 versus Three months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$9	371%	n/a	n/a
Trans Mountain Pipeline	(3)	(5)%	$(1)	(1)%
Total Kinder Morgan Canada–KMP	$6	14%	$(1)	(1)%

Nine months ended September 30, 2014 versus Nine months ended September 30, 2013

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Express Pipeline(a)	$(2)	(29)%	n/a	n/a
Trans Mountain Pipeline	(6)	(4)%	$(11)	(5)%
Total Kinder Morgan Canada–KMP	$(8)	(5)%	$(11)	(5)%
_______

(a)
Amount consists of unrealized foreign currency gains/losses, net of tax, on outstanding, short-term intercompany borrowings. KMP excludes these unrealized gains/losses on intercompany borrowings from its distributable cash flow calculation.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

For the comparable three and nine month periods of 2014 and 2013, the Trans Mountain Pipeline had decreases in earnings of $3 million (5%) and $6 million (4%), respectively, driven by an unfavorable impact from foreign currency translation. Due to the weakening of the Canadian dollar since the end of the third quarter of 2013, KMP translated Canadian denominated income and expense amounts into fewer U.S. dollars in 2014.

Other

Our other segment results are driven by activities from other miscellaneous assets and liabilities purchased in our 2012 EP acquisition that were not allocated to the above segments. From this segment, there were earnings of $6 million and $13 million for the three and nine months ended September 30, 2014, respectively, and there were losses of $3 million and $4 million for the three and nine months ended September 30, 2013, respectively. However, these earnings or losses include certain items of (i) $10 million and $22 million increases in earnings for the three and nine months ended September 30, 2014, respectively, primarily related to foreign operations and non-recurring building expenses and (ii) $3 million and $1 million decreases in earnings for the three and nine months ended September 30, 2013, respectively. After taking into effect the certain items, the earnings for the three and nine months ended September 30, 2014 decreased by $4 million and $6 million, respectively, when compared to the same two periods of 2013.

General and Administrative, Interest, and Noncontrolling Interest

	Three Months Ended September 30,
	2014	2013	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(f)	$(11)	$1	$(12)	(1,200)%
KMP general and administrative expense(b)	126	136	(10)	(7)%
EPB general and administrative expense(c)	20	21	(1)	(5)%
Consolidated general and administrative expense	$135	$158	$(23)	(15)%

KMI interest expense, net of unallocable interest income(d)	$115	$125	$(10)	(8)%
KMP interest expense, net of unallocable interest income(e)	238	220	18	8%
EPB interest expense, net of unallocable interest income	78	75	3	4%
Unallocable interest expense net of interest income and other, net	$431	$420	$11	3%

KMR noncontrolling interests	$81	$41	$40	98%
KMP noncontrolling interests	322	169	153	91%
EPB noncontrolling interests	47	55	(8)	(15)%
Net income attributable to noncontrolling interests	$450	$265	$185	70%

Table of Contents	Kinder Morgan, Inc. Form 10-Q

	Nine Months Ended September 30,
	2014	2013	Increase/(decrease)
	(In millions, except percentages)
KMI general and administrative expense(a)(f)	$(9)	$(15)	$6	40%
KMP general and administrative expense(b)	411	433	(22)	(5)%
EPB general and administrative expense(c)	59	63	(4)	(6)%
Consolidated general and administrative expense	$461	$481	$(20)	(4)%

KMI interest expense, net of unallocable interest income(d)	$390	$394	$(4)	(1)%
KMP interest expense, net of unallocable interest income(e)	708	637	71	11%
EPB interest expense, net of unallocable interest income	227	226	1	—%
Unallocable interest expense net of interest income and other, net	$1,325	$1,257	$68	5%

KMR noncontrolling interests	$161	$168	$(7)	(4)%
KMP noncontrolling interests	650	778	(128)	(16)%
EPB noncontrolling interests	166	187	(21)	(11)%
Net income attributable to noncontrolling interests	$977	$1,133	$(156)	(14)%
_______
Certain item footnotes

(a)
Three and nine month 2014 amounts include decreases in expense of $11 million and $29 million, respectively, related to pension credit income, as well as net decreases of $3 million and net increases of $6 million, respectively, in expense for various other certain items. Three and nine month 2013 amounts include (i) decreases in expense of $15 million and $44 million, respectively, related to pension credit income and (ii) net increases in expense of $12 million for each period for various other certain items.

(b)
Three and nine month 2014 amounts, and three and nine month 2013 amounts, include a $1 million decrease in expense, a $6 million increase in expense, a $2 million increase in expense and a $7 million increase in expense, respectively, all related to severance expense allocated to KMP from us. Nine month 2014 amount also includes a $1 million decrease in expense associated with a certain Pacific operations litigation matter. Three and nine month 2013 amounts also include increases in expense of $1 million and $33 million, respectively, associated with unallocated legal expenses and certain asset and business acquisition costs.

(c)	Nine month 2013 amount includes $1 million in severance expense allocated to EPB from us.

(d)
Three and nine month 2014 amounts include (i) $2 million and $12 million, respectively, of interest on margin for marketing contracts; and (ii) a $1 million decrease and a $9 million increase, respectively, of amortization of capitalized financing fees which were associated with the EP acquisition.  Three and nine month 2013 amounts include (i) $2 million and $20 million, respectively, of amortization of capitalized financing fees which were associated with the EP acquisition; and (ii) $3 million and $10 million, respectively, of interest on margin for marketing contracts.

(e)
Three and nine month 2014 amounts include increases in interest expense of $1 million and $14 million, respectively, associated with a certain Pacific operations litigation matter. Three and nine month 2014 amounts, and three and nine month 2013 amounts also include decreases in interest expense of $1 million, $5 million, $1 million and $3 million, respectively, all associated with debt fair value adjustments recorded in purchase accounting for KMP’s Copano acquisition.

Other footnote
(f) Three and nine month 2014 amounts include a net decrease in expense of $12 million and $25 million, respectively; and three and nine month 2013 amounts include a net decrease in expense of $13 million and $24 million, respectively, related to intercompany rental charges to KMP and EPB which were offset by intercompany rent expense included in KMP and EPB general and administrative expenses.

Items not attributable to any segment include general and administrative expenses, unallocable interest income and income tax expense, interest expense, and net income attributable to noncontrolling interests. Our general and administrative expenses include such items as unallocated salaries and employee-related expenses, employee benefits, payroll taxes, insurance, office supplies and rentals, unallocated litigation and environmental expenses, and shared corporate services–including accounting, information technology, human resources and legal services. These expenses are generally not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. For this reason, we do not specifically allocate our general and administrative expenses to the business segments. As discussed previously, we use segment EBDA internally as a measure of profit and loss to evaluate segment performance, and each of our segment’s EBDA includes all costs directly incurred by that segment.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

For the three and nine months ended September 30, 2014, the certain items and other item described in footnotes (a) and (f) to the table above accounted for a decrease of $10 million and an increase of $8 million, respectively, in KMI’s general and administrative expenses, when compared to the same two periods a year ago. Excluding these certain items, KMI’s general and administrative expenses for the third quarter and first nine months of 2014 both decreased $2 million when compared to the same two periods of 2013.

For the three and nine months ended September 30, 2014, the certain items described in footnote (b) to the table above accounted for decreases of $4 million and $35 million, respectively, in KMP’s general and administrative expenses, when compared to the same two periods of 2013. The remaining $6 million (5%) decrease for the three months was driven by higher capitalized expenses in the third quarter of 2014 as compared to the same period in 2013 driven by increased capital expenditures. The remaining $13 million (3%) increase in expense for the comparable nine month periods was largely driven by the acquisition of additional businesses, associated primarily with KMP’s acquisition of Copano (effective May 1, 2013). Additional drivers for the increase in expense between the comparable nine month periods were increased legal expenses, benefits costs and segment labor expenses.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our interest expense to arrive at one interest amount. After taking into effect the certain items described in footnote (d) to the table above, KMI’s remaining unallocable interest expense decreased $6 million (5%) and increased $5 million (1%), respectively, in the three and nine months ended September 30, 2014, when compared to the same periods of 2013. The increase for the nine months was primarily due to the refinancing of short-term KMI credit facility debt with a $1.5 billion long-term debt issuance in November 2013, which had a higher interest rate. This increase was partially offset by (i) a reduction in interest expense related to the EP acquisition term loan as a result of partial prepayments in March 2013 and May 2014 with cash proceeds KMI received from the March 2013 and May 2014 drop-down transactions; (ii) lower rates on the KMI credit facility and EP acquisition term loan as a result of the refinancing of those facilities in May 2014; and (iii) a lower average outstanding balance on the KMI credit facility for the periods in 2014 as compared to the same periods in 2013.

After taking into effect the certain item described in footnote (e) to the table above, KMP’s net interest expense increased $17 million (8%) and $59 million (9%), respectively, in the three months and nine months ended September 30, 2014, when compared to the same periods of 2013. The increases were driven by higher average debt levels, which were partially offset by lower average interest rates. KMP’s average borrowings for the three and nine month periods ended September 30, 2014 increased 10% and 14% respectively, when compared to the same periods of 2013, largely due to the capital expenditures and joint venture contributions it has made since the end of the third quarter of 2013.

We, and our subsidiary KMP, swap a portion of our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2014 and December 31, 2013, approximately 25% and 27%, respectively, of KMI’s and 28% and 29%, respectively, of KMP’s consolidated debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swap agreements.  For more information about our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management.”

Net income attributable to noncontrolling interests, which represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries (primarily KMP and EPB) that are not held by us, increased $185 million (70%) and decreased $156 million (14%), respectively, for the three and nine months ended September 30, 2014 as compared with the same periods of 2013.  The decrease was primarily due to our noncontrolling interests’ portion of (i) KMP’s 2013 $558 million gain from the remeasurement of its previously held 50% equity interest in Eagle Ford to fair value; and (ii) KMP’s 2013 $140 million after-tax gain on the sale of its investments in the Express pipeline system, which was partially offset by our noncontrolling interests’ portion of KMP’s 2014 $198 million increase associated with the early termination of a long-term natural gas transportation contract on its Kinder Morgan Louisiana pipeline system.

Income Taxes

Our tax expense from income from continuing operations for the three months ended September 30, 2014 is approximately $246 million as compared to $171 million for the same period of 2013. The $75 million increase in tax expense was primarily due to (i) the tax impact of significantly higher pre-tax earnings in 2014; and (ii) a tax benefit in 2013 as a result of KMI’s sale of its Pakistan power plants.

Total tax expense from income from continuing operations for the nine months ended September 30, 2014 and 2013 is $624 million and $675 million, respectively. The $51 million decrease in tax expense was primarily due to (i) the tax impact on

Table of Contents	Kinder Morgan, Inc. Form 10-Q

significantly higher pre-tax earnings in 2013 associated with KMI’s investment in KMP (primarily as a result of KMP’s recognition of a $558 million gain on remeasurement to fair value of its previously held 50% interest in the Eagle Ford joint venture in the second quarter of 2013; (ii) the tax expense in 2013 as a result of KMP’s sale of its investments in the Express pipeline system; and (iii) a 2013 decrease in KMI’s share of nondeductible goodwill associated with its investment in KMP (as a result of its change in ownership primarily due to KMP’s acquisition of Copano). These decreases were partially offset by the tax benefit in 2013 of a decrease in the deferred state tax rate as a result of the March 2013 drop-down transaction to KMP and KMP’s acquisition of Copano.

Financial Condition

General

As of September 30, 2014, we had a combined $472 million of “Cash and cash equivalents” on our consolidated balance sheet (included elsewhere in this report), a decrease of $126 million (21%) from December 31, 2013. We believe our cash position and remaining borrowing capacity discussed below in “—Short-term Liquidity” and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

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

Credit Ratings and Capital Market Liquidity

Based on our historical record, we believe that our capital structure will continue to allow us to achieve our business objectives.  We and our subsidiaries, including KMP and EPB, are subject, however, to conditions in the equity and debt markets and there can be no assurance we will be able or willing to access the public or private markets for equity and/or long-term senior notes in the future.  If we were unable or unwilling to access the equity markets, we would be required to either restrict expansion capital expenditures and/or potential future acquisitions or pursue debt financing alternatives, some of which could involve higher costs or negatively affect our or our subsidiaries’ credit ratings.  Furthermore, our subsidiaries’ ability to access the public and private debt markets, including the cost to do so, is affected by their respective credit ratings.
In March 2014, Standard & Poor’s Rating Services (S&P) upgraded EPB’s corporate credit rating to BBB from BBB- and revised EPB’s and KMI’s outlook from positive to stable. Also, in March 2014, Moody’s Investor Services (Moody’s) affirmed EPB’s corporate credit rating of Ba1 and revised its outlook from positive to stable. In August 2014, in conjunction with the announced Merger Transactions, Moody’s, S&P, and Fitch Ratings, Inc. placed KMI’s credit ratings on review for upgrade, placed KMP’s credit ratings on review for downgrade, and for EPB, Moody’s and S&P placed EPB’s credit ratings on review for upgrade and downgrade, respectively.

Short-term Liquidity

As of September 30, 2014, our principal sources of short-term liquidity were (i) KMI’s, KMP’s and EPB’s respective credit facilities (discussed following); (ii) KMP’s $2.7 billion short-term commercial paper program; and (iii) cash from operations.  In May 2014, KMI’s $1.75 billion secured credit facility due December 2014 was replaced with a $1.75 billion unsecured credit facility due May 2019 (see Note 3 “Debt”). The loan commitments under their facilities can be used to fund borrowings for the respective entity’s general corporate or partnership purposes, and KMP’s facility can also be used as a backup for its commercial paper program.  We provide for liquidity by maintaining a sizable amount of excess borrowing capacity related to our credit facilities and have consistently generated strong cash flow from operations, providing a source of funds of $3,492 million and $2,792 million in the first nine months of 2014 and 2013, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

Table of Contents	Kinder Morgan, Inc. Form 10-Q

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

	September 30, 2014
	Debt outstanding	Available borrowing capacity
	(In millions)
Credit Facilities
KMI
$1.75 billion, five-year unsecured revolver, due May 2019	$907	$825
KMP
$2.7 billion, five-year unsecured revolver, due May 2018	$135	$2,355
EPB
$1.0 billion, five-year secured revolver, due May 2016	$—	$1,000

Our combined balance of short-term debt as of September 30, 2014 was $2,307 million, primarily consisting of (i) $1,042 million combined outstanding borrowings under KMI’s $1.75 billion credit facility and KMP’s $2.7 billion commercial paper program; (ii) $500 million in principal amount of KMP’s 5.125% senior notes that mature November 15, 2014; (iii) $300 million in principal amount of KMP’s 5.625% senior notes that mature February 15, 2015; and (iv) $250 million in principal amount of KMI’s 5.15% senior notes that mature March 1, 2015. KMP and EPB intend to refinance their respective current short-term debt through a combination of long-term debt, equity, and/or the issuance of additional commercial paper borrowings (for KMP) or credit facility borrowings. KMI intends to refinance its short-term debt through additional credit facility borrowings or issuing new long-term debt. Our combined balance of short-term debt as of December 31, 2013 was $2,306 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,599 million and $2,207 million as of September 30, 2014 and December 31, 2013, respectively.  Our current liabilities include short-term borrowings used to finance our expansion capital expenditures which are periodically replaced with long-term financing. The overall $392 million (18%) unfavorable change from year-end 2013 was primarily due to (i) a net increase in KMI’s credit facility borrowings; and (ii) lower cash balances (described above). The overall increase in our working capital deficit was partially offset by a net decrease in KMP’s commercial paper borrowings and EPB’s current maturities. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our combined cash and cash equivalent balances as a result of our or our subsidiaries’ debt or equity issuances (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

Long-term Financing

As of September 30, 2014 and December 31, 2013, the consolidated balances of long-term debt, including the current portion and the preferred interest in the general partner of KMP, but excluding debt fair value adjustments was $35,010 million and $33,062 million, respectively.  To date, our and our subsidiaries’ debt balances have not adversely affected our operations, our ability to grow or our ability to repay or refinance our indebtedness.

The $875 million cash proceeds from the May 2014 drop-down transaction were used to pay down the EP acquisition debt in the second quarter of 2014 (see Note 2 “Acquisitions and Divestitures—Drop-down of Assets to EPB”).

For additional information about our debt-related transactions in the first nine months of 2014, see Note 3 “Debt.”  For information regarding our debt securities, see Note 8 “Debt” to our consolidated financial statements included in our 2013 Form 10-K.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. Capital expenditures include those that are maintenance/sustaining capital expenditures and those that are capital additions and improvements (which we refer to as expansion, or discretionary capital expenditures). These distinctions are used when determining cash from operations pursuant to the MLP partnership agreements (which is distinct from GAAP cash flows from operating activities). Capital additions and improvements are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating cash from operations. With respect to KMP’s oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e. production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. Thus under the MLP partnership agreements, the distinction between maintenance capital expenditures and capital additions and improvements is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Generally, the determination of whether a capital expenditure is classified as maintenance or as capital additions and improvements is made on a project level. The classification of the MLP’s capital expenditures as capital additions and improvements or as maintenance capital expenditures under the MLP partnership agreements is left to the good faith determination of KMGP, as KMP’s general partner, and El Paso Pipeline GP Company, L.L.C., as EPB’s general partner, which is deemed conclusive.

  Our capital expenditures for the nine months ended September 30, 2014, and the amount we expect to spend for the remainder of 2014 to grow and sustain our businesses are as follows:

	Nine Months Ended September 30, 2014	2014 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)
KMP	$292	$125	$417
EPB	28	17	45
KMI	33	27	60
Total sustaining capital expenditures	$353	$169	$522
Discretionary capital expenditures(b)(c)	$2,703	$1,321	$4,024
_______

(a)
Nine-month 2014 amount, 2014 Remaining amount, and Total 2014 amount include $36 million, $27 million, and $63 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Nine-month 2014 amount (i) includes $471 million of discretionary capital expenditures of unconsolidated joint ventures and acquisitions; and (ii) excludes a combined $129 million net change from accrued capital expenditures, contractor retainage and amounts primarily related to contributions from KMP’s noncontrolling interests to fund a portion of certain capital projects.

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

Cash Flows

Operating Activities

The net increase of $700 (25%) million in cash provided by operating activities for the first nine months of 2014 compared to the respective 2013 period was primarily attributable to:

•
a $686 million increase in cash from overall higher net income after adjusting our period-to-period $111 million decrease in net income for non-cash items primarily consisting of the 2013 gain on the remeasurement of KMP’s previous 50% equity investment in Eagle Ford; the 2013 gain on sale of KMP’s investments in the Express pipeline system (see the discussion of these investments in Note 2 “Acquisitions and Divestitures” to our consolidated financial statements); DD&A; deferred income taxes; gains from the sale or casualty of property, plant and equipment (see discussion above in “—Results of Operations”); and adjustments to accrued transportation rate case and legal liabilities;

•
a $110 million increase in cash associated with net changes in working capital items and non-current assets and liabilities. The increase was driven, among other things, primarily by higher cash inflows from favorable changes in the collection and payment of trade and related party receivables and payables, favorable changes in previously deferred reimbursable costs and expenses, and short-term product inventories from the transmix and crude oil and condensate pipeline operations (driven by higher crude oil inventory sales volumes). These increases in cash were partially offset by lower cash flows from both natural gas storage and pipeline transportation system balancing, and accrued tax liabilities; and

•
a $96 million decrease in cash from interest rate swap termination payments. In the first nine months of 2013, in separate transactions, KMP terminated three existing fixed-to-variable interest rate swap agreements prior to their contractual maturity dates.

Investing Activities
The $1,967 million net decrease in cash resulting from increased investing activities for the first nine months of 2014 compared to the respective 2013 period was primarily attributable to:

•
an $808 million decrease in cash due to higher expenditures for acquisitions. The overall increase was primarily related to the $961 million KMP paid in the first nine months of 2014 for the APT acquisition, versus the $280 million it paid in the first nine months of 2013 to acquire the Goldsmith Landreth San Andres oil field unit (both discussed in Note 2 “Acquisitions and Divestitures”);

•
a combined $490 million decrease in cash due to proceeds received in 2013 from both KMP’s sale of the investments in the Express pipeline system and our sale of BBPP Holding Ltda (both discussed in Note 2 “Acquisitions and Divestitures”);

•
a $408 million decrease in cash due to higher capital expenditures for the first nine months of 2014 primarily reflecting higher investment undertaken to expand and improve the Products Pipelines—KMP, Kinder Morgan Canada—KMP and CO2—KMP business segments; and

•
a $171 million decrease in cash due to higher capital contributions, driven by a $175 million contribution KMP made in the third quarter of 2014 to its 50%-owned Midcontinent Express Pipeline LLC to fund its share of the joint venture’s repayment of $350 million of senior notes that matured on September 15, 2014.

Financing Activities
The net increase of $1,036 million in cash provided by financing activities for the first nine months of 2014 compared to the respective 2013 period was primarily attributable to:

•
a $929 million net increase in cash from overall debt financing activities. The increase was driven by, among other things, a $600 million increase in cash due to EPB’s issuance of $600 million of senior notes, and a $308 million increase in cash due to a decrease in net repayments on the acquisition debt resulting from the $1,528 million of repayments made in the nine months of 2014, of which $650 million was refinanced under a new three-year senior

Table of Contents	Kinder Morgan, Inc. Form 10-Q

unsecured term loan facility, compared to the $1,186 million of repayments made in the nine months of 2013. Further information regarding the acquisition debt is discussed in Note 3 “Debt” to our consolidated financial statements;

•	a $271 million increase in cash due to lower repurchases of warrants, which were offset partially by higher repurchases of shares in the first nine months of 2014 versus the comparable 2013 period;

•
a $218 million increase in contributions provided by noncontrolling interests, primarily reflecting the $307 million incremental proceeds EPB received from the issuance of its common units to the public in the first nine months of 2014 versus the comparable 2013 period. The increase was offset partially by (i) a $55 million decrease in cash KMP received from the sales of its common units to the public due to lower KMP equity issuances in the first nine months of 2014 versus the comparable 2013 period; and (ii) a $34 million decrease in other noncontrolling interests contributions mainly due to the contribution from KMP’s BOSTCO partners for their proportionate share of the joint venture’s oil terminal construction costs;

•	a $271 million decrease in cash associated with distributions to noncontrolling interests, primarily reflecting the increased distributions to common unit owners by KMP and EPB; and

•	a $108 million decrease in cash due to higher dividend payments.

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

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2013	$0.41	January 15, 2014	January 31, 2014	February 18, 2014
March 31, 2014	$0.42	April 16, 2014	April 30, 2014	May 16, 2014
June 30, 2014	$0.43	July 16, 2014	July 31, 2014	August 15, 2014
September 30, 2014	$0.44	October 15, 2014	October 31, 2014	November 17, 2014

We expect to exceed our published annual budget dividend of $1.72 per share for 2014. Growth in 2014 is being driven by continued strong performance at KMP and at EPB.

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

KMP

At September 30, 2014, we owned, directly, and indirectly in the form of i-units corresponding to the number of shares of KMR we owned, approximately 44 million limited partner units of KMP.  These units, which consist of 22 million common units, 5 million Class B units and 17 million i-units, represent approximately 9.5% of the total outstanding limited partner interests of KMP. In addition, we indirectly own all the common equity of the general partner of KMP, which holds an

Table of Contents	Kinder Morgan, Inc. Form 10-Q

effective 2% combined interest in KMP and its operating partnerships. Together, at September 30, 2014, our limited partner and general partner interests represented approximately 11.3% of KMP’s total equity interests and represented an approximate 50% economic interest in KMP. This difference results from the existence of incentive distribution rights held by KMGP, the general partner of KMP.

KMP’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning KMP’s partnership distributions, including the definition of “Available Cash,” the manner in which its total distributions are divided between KMGP, as the general partner of KMP, and KMP’s limited partners, and the form of distributions to all of its partners, including its noncontrolling interests. For further information about the partnership distributions KMP declared and paid in the three and nine months ended September 30, 2014 and 2013, see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

On October 15, 2014, KMP declared a cash distribution of $1.40 per unit for the third quarter of 2014 compared to the $1.35 per unit distribution KMP declared for the third quarter of 2013.

As a result of certain KMP acquisitions, KMGP, as general partner of KMP, intends to forgo incentive distribution amounts of $133 million in 2014, $139 million in 2015, $116 million in 2016, $105 million in 2017, and annual amounts thereafter decreasing by $5 million per year from the 2017 level.

Although the majority of the cash generated by KMP’s assets is fee based and is not sensitive to commodity prices, the CO2–KMP business segment is exposed to commodity price risk related to the price volatility of crude oil and NGL, and while KMP hedges the majority of its crude oil production, it does have exposure on its unhedged volumes, the majority of which are NGL volumes. The average WTI crude oil price for the third quarter was $97.17 per barrel compared to KMP’s third quarter WTI budget of $94.98 per barrel. However, net prices were actually down $8.45 per barrel versus the third quarter budget due to the impact of the Midland to Cushing price differential.

EPB

As of September 30, 2014, we owned approximately 93 million limited partner units of EPB, representing approximately 39% of the total equity interests of EPB. In addition, we are the sole owner of the general partner of EPB, which holds an effective 2% interest in EPB, including all of EPB’s incentive distribution rights.

EPB’s partnership agreement requires that it distribute 100% of “Available Cash,” as defined in its partnership agreement, to its partners within 45 days following the end of each calendar quarter. Our 2013 Form 10-K contains additional information concerning EPB’s partnership distributions.

On October 15, 2014, EPB declared a cash distribution of $0.65 per unit for the third quarter of 2014 compared to the $0.65 per unit distribution EPB declared for the second quarter of 2013.

For further information about the partnership distributions EPB declared and paid in the three and nine months ended September 30, 2014 and 2013, see Note 4 “Stockholders’ Equity—Noncontrolling Interests—Distributions.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2013, in Item 7A in our 2013 Form 10-K.  For more information on our risk management activities, see Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of September 30, 2014, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934

Table of Contents	Kinder Morgan, Inc. Form 10-Q

is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2013 Form10-K. Below are additional risk factors related to the recent announcement of our proposed merger transactions.

Risks Relating to the Merger Transactions

The mergers that are part of the Merger Transactions are contingent upon each other, are subject to other substantial conditions and may not be consummated even if the required KMI stockholder, KMP unitholder, KMR shareholder and EPB unitholder approvals are obtained.

Completion of each merger is contingent upon completion of the other two mergers. No merger will occur unless all three mergers occur. Each merger agreement contains other conditions that, if not satisfied or waived, would result in the applicable merger not occurring, even though the KMI stockholders and the KMP unitholders, KMR shareholders or EPB unitholders, as applicable, may have voted in favor of the merger-related proposals presented to them. Satisfaction of some of the conditions to the mergers, such as receipt of required regulatory approvals, is not entirely in the control of the parties to the merger agreements. In addition, we and the other parties to each merger agreement can agree not to consummate the merger even if all stockholder and unitholder or shareholder approvals have been received. The closing conditions to a merger may not be satisfied, and we or the other parties to the applicable merger agreement may choose not to, or may be unable to, waive an unsatisfied condition, which may cause such merger not to occur.

KMI is subject to provisions that limit its ability to pursue alternatives to the KMP Merger and the KMR Merger, could discourage a potential competing acquirer of KMI from making a favorable alternative transaction proposal and, in specified circumstances under the KMP or KMR Merger Agreements, could require KMI to pay a termination fee to KMP or KMR.

Under the KMP Merger Agreement and the KMR Merger Agreement, KMI is restricted from entering into alternative transactions. Unless and until the merger agreement is terminated, subject to specified exceptions, KMI is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. Under the KMP and KMR Merger Agreements, in the event of a potential change by the KMI board of its recommendation with respect to the charter amendment proposal or the stock issuance proposal in light of a superior proposal or intervening event, KMI must provide KMP and KMR, as the case may be, with five days’ notice to allow KMP and KMR to propose an adjustment to the terms and conditions of its merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of KMI from considering or proposing that acquisition, even if such third party were would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.

We are subject to provisions under the KMP and KMR Merger Agreements that, in specified circumstances, could require us to pay a termination fee to KMP or KMR, as applicable.

Under the KMP Merger Agreement and the KMR Merger Agreements we may be required to pay to KMP or KMR, as applicable, a termination fee if such merger agreement is terminated under specified circumstances, such as certain changes by our board of directors in its recommendation to stockholders regarding the charter amendment proposal and the stock issuance proposal. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to our financial condition and operations.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

We and the other parties will incur substantial transaction-related costs in connection with the Merger Transactions.

We and the other parties to the Merger Transactions expect to incur a number of non-recurring transaction-related costs associated with completing the Merger Transactions, which are currently estimated to total approximately $90 million, excluding expenses associated with expected financings, which expenses could be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. There can be no assurance that the elimination of certain costs due to the fact that KMP, KMR and EPB will no longer be public companies will offset the incremental transaction-related costs over time. Thus, any net cost savings may not be achieved in the near term, the long term or at all.

Failure to complete, or significant delays in completing, the Merger Transactions could negatively affect the trading price of our common stock and our future business and financial results.

Completion of the Merger Transactions is not assured and is subject to risks, including the risks that approval of the merger by the KMP, KMR and EPB unitholders or shareholders or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the Merger Transactions are not completed, or if there are significant delays in completing the Merger Transactions, the trading price of our common stock and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the merger agreements;

•
negative reactions from the financial markets, including declines in the prices of our common stock, KMP common units, KMR shares or EPB common units due to the fact that current prices may reflect a market assumption that the Merger Transactions will be completed;

•	having to pay certain significant costs relating to the Merger Transactions, including, in certain circumstances, a termination fee to KMP and/or KMR; and

•
the attention of management of KMI, KMP, KMR and EPB will have been diverted to the Merger Transactions rather than KMI’s KMP’s, KMR’s and EPB’s own operations and pursuit of other opportunities that could have been beneficial to it.

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

In connection with the Merger Transactions, we expect to incur approximately $4.2 billion of indebtedness either under the bridge facility or in capital markets transactions. As a result, as of June 30, 2014, on a pro forma basis after giving effect to the Merger Transactions, we would have had approximately $39.3 billion of consolidated debt (excluding debt fair value adjustments). If we borrow under the bridge facility, it will increase our exposure to floating rate debt. Additionally, in connection with the Merger Transactions, we, KMP, EPB and substantially all of our respective wholly owned subsidiaries with debt will enter into a cross guarantee arrangement whereby each entity will unconditionally guarantee the indebtedness of each other entity, thereby causing us to become liable for the debt of each of such subsidiaries. This level of debt and this cross guarantee arrangement could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth or for other purposes;

•	increasing the cost of our future borrowings;

•	limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt;

•	placing us at a competitive disadvantage compared to competitors with less debt; and

•	increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which will be beyond our control. If our operating results are not sufficient to service our indebtedness, including the cross-guaranteed

Table of Contents	Kinder Morgan, Inc. Form 10-Q

debt, and any future indebtedness that we may incur, we will be forced to take actions, which may include reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may not be able to effect any of these actions on satisfactory terms or at all. To the extent indebtedness incurred in connection with the Merger Transactions is floating rate debt, such as would be the case pursuant to the bridge facility, each of KMI’s, KMP’s, KMR’s and EPB’s exposure to floating rate debt would increase.

Purported class action complaints have been filed challenging the merger transactions, and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the proposed merger and result in substantial costs.

Two purported class action lawsuits are currently pending that challenge the merger transactions. Each lawsuit names as defendants KMP, KMI, KMGP, and individual members of KMGP’s board of directors. Additionally, KMR, P Merger Sub LLC, E Merger Sub LLC, EPB, EPGP, and individual members of EPGP’s board of directors are named as defendants in one of the pending actions. Among other remedies, the plaintiffs seek to enjoin one or more of the proposed merger transactions. If these lawsuits are not dismissed or otherwise resolved, they could prevent and/or delay completion of the merger transactions and result in substantial costs to KMI, KMP, KMR, and EPB including any costs associated with the indemnification of general partners, directors, and/or their affiliates. Additional lawsuits may be filed in connection with the proposed merger transactions. There can be no assurance that any of the defendants will prevail in the pending litigation or in any future litigation. The defense or settlement of any lawsuit or claim may adversely affect the combined organization’s business, financial condition or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Our Purchases of Our Class P Shares and Warrants

Period	Total number of securities purchased	Average price paid per security	Total number of securities purchased as part of publicly announced plans	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs(a)
July 1 to July 31, 2014	—	$—	—	$2,452,606
August 1 to August 31, 2014	—	$—	—	$2,452,606
September 1 to September 30, 2014	—	$—	—	$2,452,606

				$2,452,606
_______

(a)	Remaining amount available under a $100 million share and warrant repurchase program approved by our board of directors on March 4, 2014.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

Item 6.  Exhibits.

2.1	*
Agreement and Plan of Merger, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, Kinder Morgan, Inc., and P Merger Sub LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed August 12, 2014).

2.2	*
Agreement and Plan of Merger, dated as of August 9, 2014, by and among Kinder Morgan Management, LLC, Kinder Morgan, Inc., and R Merger Sub LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.2 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed August 12, 2014).

2.3	*
Agreement and Plan of Merger, dated as of August 9, 2014, by and among El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Kinder Morgan, Inc., and E Merger Sub LLC (schedules omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.3 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed August 12, 2014).

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

10.1	*
Support Agreement, dated as of August 9, 2014, by and among Kinder Morgan Energy Partners, L.P., Kinder Morgan G.P., Inc., Kinder Morgan Management, LLC, El Paso Pipeline Partners, L.P., El Paso Pipeline GP Company, L.L.C., Richard D. Kinder and RDK Investments, Ltd. (filed as Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed August 12, 2014).

10.2	*
Bridge Credit Agreement, dated September 19, 2014 among Kinder Morgan, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (filed Exhibit 10.1 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed September 25, 2014).

10.3	*
 Revolving Credit Agreement, dated September 19, 2014 among Kinder Morgan, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed Exhibit 10.2 to Kinder Morgan, Inc.’s Current Report on Form 8-K (File No. 1-35081), filed September 25, 2014).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) our Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; (v) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Table of Contents	Kinder Morgan, Inc. Form 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 29, 2014	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)