Form 10-Q
period 2015-03-31
KINDER MORGAN, INC.
filed 2015-04-28
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of April 24, 2015, the registrant had 2,168,154,800 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KMGP	=	Kinder Morgan G.P., Inc.
Copano	=	Copano Energy, L.L.C.	KMI	=	Kinder Morgan Inc. and its majority-owned and/or
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.			controlled subsidiaries
Elba Express	=	Elba Express Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its
EPB	=	El Paso Pipeline Partners, L.P. and its majority-			majority-owned and controlled subsidiaries
		owned and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	SFPP	=	SFPP, L.P.
EPPOC	=	El Paso Pipeline Partners Operating Company,	SLNG	=	Southern LNG Company, L.L.C.
		L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
KMEP	=	Kinder Morgan Energy Partners, L.P.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” or “our,” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	FASB	=	Financial Accounting Standards Board
AFUDC	=	allowance for funds used during construction	FERC	=	Federal Energy Regulatory Commission
BBtu	=	billion British Thermal Units	GAAP	=	United States Generally Accepted Accounting
Bcf	=	billion cubic feet			Principles
CERCLA	=	Comprehensive Environmental Response,	LLC	=	limited liability company
		Compensation and Liability Act	MBbl	=	thousand barrels
CO2	=	carbon dioxide or our CO2 business segment	MMBbl	=	million barrels
CPUC	=	California Public Utilities Commission	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYSE	=	New York Stock Exchange
DD&A	=	depreciation, depletion and amortization	OTC	=	over-the-counter
EBDA	=	earnings before depreciation, depletion and	PHMSA	=	United States Department of Transportation
		amortization expenses, including amortization of			Pipeline and Hazardous Materials Safety
		excess cost of equity investments			Administration
EPA	=	United States Environmental Protection Agency

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

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Natural gas sales	$785	$1,097
Services	1,970	1,829
Product sales and other	842	1,121
Total Revenues	3,597	4,047

Operating Costs, Expenses and Other
Costs of sales	1,090	1,643
Operations and maintenance	505	483
Depreciation, depletion and amortization	538	496
General and administrative	216	172
Taxes, other than income taxes	115	110
Loss on impairments of long-lived assets	51	—
Other expense (income), net	4	(4)
Total Operating Costs, Expenses and Other	2,519	2,900

Operating Income	1,078	1,147

Other Income (Expense)
Earnings from equity investments	102	99
Loss on impairments of equity investments	(26)	—
Amortization of excess cost of equity investments	(12)	(10)
Interest, net	(512)	(448)
Other, net	13	13
Total Other Expense	(435)	(346)

Income Before Income Taxes	643	801

Income Tax Expense	(224)	(200)

Net Income	419	601

Net Loss (Income) Attributable to Noncontrolling Interests	10	(314)

Net Income Attributable to Kinder Morgan, Inc.	$429	$287

Class P Shares
Basic Earnings Per Common Share	$0.20	$0.28

Basic Weighted-Average Number of Shares Outstanding	2,141	1,029

Diluted Earnings Per Common Share	$0.20	$0.28

Diluted Weighted-Average Number of Shares Outstanding	2,151	1,029

Dividends Per Common Share Declared for the Period	$0.48	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net income	$419	$601
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $1 and $14, respectively)	(2)	(45)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $41 and $(4), respectively)	(72)	14
Foreign currency translation adjustments (net of tax benefit of $62 and $18, respectively)	(108)	(62)
Benefit plan adjustments (net of tax (expense) benefit of $(3) and $-, respectively)	6	(1)
Total other comprehensive loss	(176)	(94)

Comprehensive income	243	507
Comprehensive loss (income) attributable to noncontrolling interests	10	(258)
Comprehensive income attributable to KMI	$253	$249

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$259	$315
Accounts receivable, net	1,420	1,641
Inventories	453	459
Fair value of derivative contracts	561	535
Deferred income taxes	56	56
Other current assets	540	746
Total current assets	3,289	3,752

Property, plant and equipment, net	40,289	38,564
Investments	6,011	6,036
Goodwill	24,907	24,654
Other intangibles, net	3,762	2,302
Deferred income taxes	5,545	5,651
Deferred charges and other assets	2,361	2,239
Total Assets	$86,164	$83,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,435	$2,717
Accounts payable	1,393	1,588
Accrued interest	538	637
Accrued contingencies	399	383
Other current liabilities	1,019	1,037
Total current liabilities	6,784	6,362

Long-term liabilities and deferred credits
Long-term debt
Outstanding	39,633	38,212
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	2,091	1,934
Total long-term debt	41,824	40,246
Other long-term liabilities and deferred credits	2,197	2,164
Total long-term liabilities and deferred credits	44,021	42,410
Total Liabilities	50,805	48,772

Commitments and contingencies (Notes 3 and 10)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,165,283,234 and 2,125,147,116 shares, respectively, issued and outstanding	22	21
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	37,839	36,178
Retained deficit	(2,639)	(2,106)
Accumulated other comprehensive loss	(193)	(17)
Total Kinder Morgan, Inc.’s stockholders’ equity	35,029	34,076
Noncontrolling interests	330	350
Total Stockholders’ Equity	35,359	34,426
Total Liabilities and Stockholders’ Equity	$86,164	$83,198

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income	$419	$601
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	538	496
Deferred income taxes	221	111
Amortization of excess cost of equity investments	12	10
Loss on impairments of long-lived assets and equity investments	77	—
Earnings from equity investments	(102)	(99)
Distributions from equity investment earnings	92	77
Pension contributions and noncash pension benefit credits	(12)	(59)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable	216	178
Income tax receivable	195	—
Inventories	6	10
Other current assets	25	19
Accounts payable	(241)	(140)
Accrued interest	(114)	(154)
Accrued contingencies and other current liabilities	(12)	95
Rate reparations, refunds and other litigation reserve adjustments	60	—
Other, net	(124)	(27)
Net Cash Provided by Operating Activities	1,256	1,118

Cash Flows From Investing Activities
Business acquisitions, net of cash acquired (Note 2)	(1,859)	(960)
Acquisitions of other assets and investments	(5)	(30)
Capital expenditures	(897)	(845)
Contributions to investments	(30)	(36)
Distributions from equity investments in excess of cumulative earnings	50	38
Other, net	(34)	14
Net Cash Used in Investing Activities	(2,775)	(1,819)

Cash Flows From Financing Activities
Issuance of debt	7,136	5,191
Payment of debt	(6,305)	(4,184)
Debt issue costs	(16)	(12)
Issuances of shares	1,626	—
Cash dividends	(962)	(425)
Repurchases of shares and warrants	—	(149)
Contributions from noncontrolling interests	—	684
Distributions to noncontrolling interests	(10)	(479)
Other, net	(1)	—
Net Cash Provided by Financing Activities	1,468	626

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(10)

Net decrease in Cash and Cash Equivalents	(56)	(85)
Cash and Cash Equivalents, beginning of period	315	598
Cash and Cash Equivalents, end of period	$259	$513

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$1,606	$—
Net assets contributed to equity investment	$27	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$592	$566
Cash refunded during the period for income taxes, net	$(196)	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

                    KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Three Months Ended March 31, 2015
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2014	2,125	$21	$36,178	$(2,106)	$(17)	$34,076	$350	$34,426
Issuances of shares	39	1	1,625			1,626		1,626
EP Trust I Preferred security conversions	1		19			19		19
Warrants exercised			1			1		1
Amortization of restricted shares			16			16		16
Net income				429		429	(10)	419
Distributions						—	(10)	(10)
Cash dividends				(962)		(962)		(962)
Other comprehensive loss					(176)	(176)	—	(176)
Ending Balance at March 31, 2015	2,165	$22	$37,839	$(2,639)	$(193)	$35,029	$330	$35,359

	Three Months Ended March 31, 2014
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	1,031	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased	(3)		(94)			(94)		(94)
Warrants repurchased			(55)			(55)		(55)
Amortization of restricted shares			14			14		14
Impact from equity transactions of KMP, EPB and KMR			13			13	(21)	(8)
Net income				287		287	314	601
Distributions						—	(479)	(479)
Contributions						—	684	684
Cash dividends				(425)		(425)		(425)
Other			5			5		5
Other comprehensive loss					(38)	(38)	(56)	(94)
Ending Balance at March 31, 2014	1,028	$10	$14,362	$(1,510)	$(62)	$12,800	$15,634	$28,434

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

We are the largest energy infrastructure and the third largest energy company in North America with an enterprise value of more than $130 billion. We own an interest in or operate approximately 84,000 miles of pipelines and 180 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, which is utilized for enhanced oil recovery projects in North America.

On November 26, 2014, we completed our acquisition, pursuant to three separate merger agreements, of all of the outstanding common units of Kinder Morgan Energy Partners, L.P. and El Paso Pipeline Partners, L.P. and all of the outstanding shares of Kinder Morgan Management, LLC that we did not already own. The transactions, valued at approximately $77 billion, are referred to collectively as the “Merger Transactions.” On January 1, 2015, EPB and its subsidiary, EPPOC merged with and into KMP. References to EPB refer to EPB for periods prior to its merger into KMP.

Prior to November 26, 2014, we owned an approximate 10% limited partner interest (including our interest in KMR) and the 2% general partner interest including incentive distribution rights in KMP, and an approximate 39% limited partner interest and the 2% general partner interest and incentive distribution rights in EPB. Effective with the Merger Transactions, the incentive distribution rights held by the general partner of KMP were eliminated.

The earnings recorded by KMP, EPB and KMR that are attributed to their units and shares, respectively, held by the public prior to November 26, 2014 are reported as “Net loss (income) attributable to noncontrolling interests” in our accompanying consolidated statements of income.

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

Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2014 Form 10-K.

Impairments

Due to the continued low commodity price environment and certain actions of our customers during the first quarter of 2015, we recorded a non-cash pre-tax impairment charge of $77 million related to certain of our gas gathering and processing assets in our Natural Gas Pipelines segment. The impairment comprised $51 million of long-lived assets and $26 million related to our investments in Fort Union Gas Gathering L.L.C. and Bighorn Gas Gathering L.L.C.

As conditions warrant, management routinely evaluates its assets for potential triggering events that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, property plant and equipment, including oil and gas properties and in-process construction, equity investments, goodwill and other intangibles. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to customer credit worthiness, future cash flow estimates, future volume expectations, current and future commodity prices, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may necessitate further impairments to the carrying value of our assets. Such non-cash impairments could have a significant effect on our results of operations.

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

The following tables set forth the allocation of net income available to shareholders for Class P shares and for participating securities and the reconciliation of Basic Weighted-Average Number of Shares Outstanding to Diluted Weighted-Average Number of Shares Outstanding (in millions):

	Three Months Ended March 31,
	2015	2014
Class P	$426	$284
Participating securities(a)	3	3
Net Income Attributable to Kinder Morgan, Inc.	$429	$287

	Three Months Ended March 31,
	2015	2014
Basic Weighted-Average Number of Shares Outstanding	2,141	1,029
Effect of dilutive securities:
Warrants(b)	10	—
Diluted Weighted-Average Number of Shares Outstanding	2,151	1,029
________

(a)	Participating securities are unvested restricted stock awards issued to management employees that contain non-forfeitable rights to dividend equivalent payments.

(b)	Each of our warrants entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017.

The following potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2015	2014
Unvested restricted stock awards	7	7
Warrants to purchase our Class P shares	289	341
Convertible trust preferred securities	9	10
_______

2.  Acquisitions

Hiland Partners, LP

On February 13, 2015, we acquired Hiland Partners, LP, a privately held Delaware limited partnership (Hiland) for an aggregate consideration of $3,120 million, including assumed debt and other assumed liabilities. Approximately $368 million of the debt assumed was immediately paid down after closing. Hiland’s assets consist primarily of crude oil gathering and transportation pipelines and gas gathering and processing systems, primarily serving production from the Bakken Formation in North Dakota and Montana. The acquired gathering and processing assets are included in our Natural Gas Pipelines business segment while the acquired crude transport pipeline is included in our Products Pipelines business segment.

Vopak Terminal Assets

On February 27, 2015, we acquired three U.S. terminals and one undeveloped site from Royal Vopak (Vopak) for approximately $158 million. The acquisition covers (i) a 36-acre, 1,069,500-barrel storage facility at Galena Park, Texas that handles base oils, biodiesel and crude oil and is immediately adjacent to our Galena Park terminal facility; (ii) two terminals in North Carolina: one in North Wilmington that handles chemicals and black oil and the other in South Wilmington that is not currently operating; and (iii) an undeveloped site in Perth Amboy, New Jersey, with waterfront access that can be developed. We include the acquired assets as part of the Terminals business segment.

Our preliminary allocation of the purchase price for each of our significant acquisitions during the three months ended March 31, 2015 (in millions) is detailed below. The evaluation of the assigned fair values is ongoing and subject to adjustment.

	Acquisitions
	Hiland	Vopak Terminal Assets
Purchase Price Allocation:
Current assets	$44	$3
Property, plant and equipment	1,521	131
Goodwill	238	29
Other intangibles(a)	1,507	—
Total assets acquired	3,310	163
Current liabilities	(187)	(2)
Debt	(1,411)	—
Other liabilities	(3)	(3)
Cash consideration	$1,709	$158
_______

(a)	Relates to customer contracts and relationships with a weighted average amortization period of 16.4 years.

After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, goodwill is an intangible asset representing the future economic benefits expected to be derived from an acquisition that are not assigned to other identifiable, separately recognizable assets.  We believe the primary items that generated our goodwill are both the value of the synergies created between the acquired assets and our pre-existing assets, and our expected ability to grow the business we acquired by leveraging our pre-existing business experience. We expect our recorded goodwill associated with the above acquisitions to be deductible for tax purposes.

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

	March 31, 2015	December 31, 2014
KMI and Subsidiaries
Senior notes, 1.50% through 8.25%, due 2015 through 2098(a)	$13,330	$11,438
Credit facility due November 26, 2019(b)	600	850
Commercial paper borrowings(b)	296	386
KMP
Senior notes, 2.65% through 9.00%, due 2015 through 2044(c)	20,360	20,660
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
CIG senior notes, 5.95% through 6.85%, due 2015 through 2037	440	475
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other Subsidiary Borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
Hiland Partners Holdings LLC, senior notes, 5.50% and 7.25%, due 2020 and 2022(d)	975	—
EPC Building, LLC, promissory note, 3.967%, due 2015 through 2035	450	453
Preferred securities, 4.75%, due March 31, 2028	232	280
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Other miscellaneous debt	301	303
Total debt – KMI and Subsidiaries	43,168	41,029
Less: Current portion of debt(e)	3,435	2,717
Total long-term debt – KMI and Subsidiaries(f)	$39,733	$38,312
_______

(a)
March 31, 2015 amount includes senior notes that are denominated in Euros and have been converted and are reported at the March 31, 2015 exchange rate of 1.0731 U.S. dollars per Euro. We also entered into cross-currency swap agreements associated with these senior notes (see Note 5).

(b)	As of March 31, 2015 and December 31, 2014, the weighted average interest rates on our credit facility borrowings, including commercial paper borrowings, were 1.56% and 1.54%, respectively.

(c)
On January 1, 2015, EPB and EPPOC merged with and into KMP. On that date, KMP succeeded EPPOC as the issuer of approximately $2.9 billion of EPPOC’s senior notes, which were guaranteed by EPB, and EPB and EPPOC ceased to be obligors for those senior notes.

(d)	Represents the principal amount of senior notes assumed in the Hiland acquisition.

(e)	Amounts include outstanding credit facility and commercial paper borrowings.

(f)
As of March 31, 2015 and December 31, 2014, our “Debt fair value adjustments” increased our combined debt balances by $2,091 million and $1,934 million, respectively. In addition to all unamortized debt discount/premium amounts and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

Credit Facilities

As of March 31, 2015, we had $600 million outstanding under our five-year $4.0 billion revolving credit facility, $296 million outstanding under our $4.0 billion commercial paper program and $128 million in letters of credit. Our availability under this facility as of March 31, 2015 was $2,976 million. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Similarly, borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

On February 13, 2015, in connection with the Hiland acquisition, we entered into and made borrowings of $1,641 million under a new six-month bridge credit facility with UBS AG, Stamford Branch. Interest under this bridge credit facility was charged at the same rate as our $4.0 billion revolving credit facility. Prior to March 31, 2015, we repaid outstanding borrowings and the facility was terminated on April 6, 2015.

Hiland Debt Acquired

As of the February 13, 2015 Hiland acquisition date, we assumed (i) $975 million in principal amount of senior notes (which were valued at $1,043 million as of the acquisition date) and (ii) $368 million of other borrowings that were immediately repaid after closing, primarily consisting of borrowings outstanding under a revolving credit facility. The senior notes are subject to our cross guarantee agreement discussed in Note 12.

Long-term Debt Issuances and Repayments
Apart from the assumption of the Hiland debt discussed above, following are significant long-term debt issuances and repayments made during the three months ended March 31, 2015:

Issuances	$800 million 5.05% notes due 2046
$815 million 1.50% notes due 2022(a)
$543 million 2.25% notes due 2027(a)

Repayments	$300 million 5.625% notes due 2015
$250 million 5.15% notes due 2015
_______

(a)
Senior notes are denominated in Euros and are presented above in U.S. dollars at the exchange rate on the issuance date of 1.086 U.S. dollars per Euro. We also entered into cross-currency swap agreements associated with these senior notes (see Note 5).

4.  Stockholders’ Equity

Common Equity

As of March 31, 2015, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 10 to our consolidated financial statements included in our 2014 Form 10-K.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares of our Class P common stock having an aggregate offering price of up to $5,000 million from time to time during the term of this agreement. During the three months ended March 31, 2015, we issued and sold 39,398,245 shares of our Class P common stock pursuant to the equity distribution agreement, and issued an additional 2,692,672 shares after March 31, 2015 to settle sales made on or before March 31, 2015, resulting in net proceeds of $1,738 million.

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2015	2014
Per common share cash dividend declared for the period	$0.48	$0.42
Per common share cash dividend paid in the period	$0.45	$0.41
_______

On April 15, 2015, our board of directors declared a cash dividend of $0.48 per share for the quarterly period ended March 31, 2015, which is payable on May 15, 2015 to shareholders of record as of April 30, 2015.

5.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, NGL and crude oil.  We also have exposure to interest rate and foreign currency risk as a result of the issuance of our debt obligations.  Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to certain of these risks. In addition, we have legacy power forward and swap contracts for which we entered into offsetting positions that eliminate the price risks associated with these power contracts.

As of December 31, 2014, we had discontinued hedge accounting on certain of our crude derivative contracts as we did not expect them to be highly effective, for accounting purposes, in offsetting the variability in cash flows. This was caused primarily by volatility in basis differentials. As the forecasted transactions are still probable, accumulated gains and losses remain in other comprehensive income until earnings are impacted by the forecasted transactions. Future changes in the derivative contracts’ fair value subsequent to the discontinuance of hedge accounting will be reported in earnings. We may re-designate certain of these hedging relationships if their expected effectiveness improves.
Energy Commodity Price Risk Management

As of March 31, 2015, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(12.8)	MMBbl
Crude oil basis	(12.1)	MMBbl
Natural gas fixed price	(50.7)	Bcf
Natural gas basis	(25.9)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(14.2)	MMBbl
Crude oil basis	(0.3)	MMBbl
Natural gas fixed price	(17.9)	Bcf
Natural gas basis	(16.5)	Bcf
NGL fixed price	(52.7)	MMBbl
_______

As of March 31, 2015, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017. We have additional economic hedge contracts not designated as accounting hedges through December 2019.

Interest Rate Risk Management

As of March 31, 2015 and December 31, 2014, we had a combined notional principal amount of $9,700 million and $9,200 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London Interbank Offered Rate (LIBOR) plus a spread.  All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of March 31, 2015, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

In March 2015, we entered into four separate fixed-to-variable interest rate swap agreements having a combined notional principal amount of $600 million. These agreements effectively convert a portion of the interest expense associated with our 5.625% senior notes due November 15, 2023, from a fixed rate to a variable rate based on an interest rate of LIBOR plus a spread.

Foreign Currency Risk Management

In connection with the issuance of our Euro denominated senior notes in March 2015 (see Note 3), we entered into cross-currency swap agreements to manage the related foreign currency risk by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes, and such agreements have the same maturities as the hedged senior notes.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$318	$309	$(63)	$(34)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	44	6	(2)	—
Subtotal		362	315	(65)	(34)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	171	143	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	329	260	(5)	(53)
Subtotal		500	403	(5)	(53)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(31)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(23)	—
Subtotal		—	—	(54)	—
Total		862	718	(124)	(87)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Fair value of derivative contracts/(Other current liabilities)	62	73	(1)	(2)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	174	196	(1)	—
Subtotal		236	269	(2)	(2)
Power derivative contracts	Fair value of derivative contracts/(Other current liabilities)	10	10	(56)	(57)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	—	(4)	(16)
Subtotal		11	10	(60)	(73)
Total		247	279	(62)	(75)
Total derivatives		$1,109	$997	$(186)	$(162)
_______

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended March 31,
		2015	2014

Interest rate swap agreements	Interest expense	$145	$55

Hedged fixed rate debt	Interest expense	$(139)	$(55)

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014		2015	2014
Energy commodity derivative contracts	$35	$(43)	Revenues—Natural gas sales	$24	$(9)	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	64	(6)	Revenues—Product sales and other	7	(5)
			Costs of sales	(5)	1	Costs of sales	—	—
Interest rate swap agreements	(3)	(2)	Interest expense	(1)	—	Interest expense	—	—
Cross-currency swap	(34)	—	Other, net	(10)	—
Total	$(2)	$(45)	Total	$72	$(14)	Total	$7	$(5)
_______

(a)
We expect to reclassify an approximate $175 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of March 31, 2015 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2015	2014
Energy commodity derivative contracts	Revenues—Natural gas sales	$4	$(7)
	Revenues—Product sales and other	45	(1)
	Costs of sales	(3)	10
	Other expense (income)	—	(2)
Total(a)		$46	$—
_______
(a) As of March 31, 2015, includes an approximate $5 million loss associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both March 31, 2015 and December 31, 2014, we had $20 million of outstanding letters of credit supporting our commodity price risk management program in addition to $44 million and $47 million, respectively, of cash margin on deposit posted as collateral.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of March 31, 2015, we estimate that if our credit rating was downgraded one notch, we would be required to post $1 million of additional collateral to our counterparties. If we were downgraded two notches, we would be required to post no additional collateral from the one notch downgrade.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$327	$(108)	$(236)	$(17)
Other comprehensive loss before reclassifications	(2)	(108)	6	(104)
Amounts reclassified from accumulated other comprehensive loss	(72)	—	—	(72)
Net current-period other comprehensive loss	(74)	(108)	6	(176)
Balance as of March 31, 2015	$253	$(216)	$(230)	$(193)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(19)	(25)	—	(44)
Amounts reclassified from accumulated other comprehensive loss	6	—	—	6
Net current-period other comprehensive loss	(13)	(25)	—	(38)
Balance as of March 31, 2014	$(16)	$(23)	$(23)	$(62)

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

Fair Value of Derivative Contracts

The following two tables summarize the fair value measurements of our (i) energy commodity derivative contracts; (ii) interest rate swap agreements; and (iii) cross-currency swap agreements, based on the three levels established by the Codification (in millions). The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of March 31, 2015
Energy commodity derivative contracts(a)	$39	$559	$11	$609	$(70)	$—	$539
Interest rate swap agreements	$—	$500	$—	$500	$(3)	$—	$497
As of December 31, 2014
Energy commodity derivative contracts(a)	$49	$533	$12	$594	$(46)	$(13)	$535
Interest rate swap agreements	$—	$403	$—	$403	$(44)	$—	$359

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(c)
As of March 31, 2015
Energy commodity derivative contracts(a)	$(26)	$(41)	$(60)	$(127)	$70	$44	$(13)
Interest rate swap agreements	$—	$(5)	$—	$(5)	$3	$—	$(2)
Cross-currency swap agreements	$—	$(54)	$—	$(54)	$—	$—	$(54)
As of December 31, 2014
Energy commodity derivative contracts(a)	$(25)	$(11)	$(73)	$(109)	$46	$47	$(16)
Interest rate swap agreements	$—	$(53)	$—	$(53)	$44	$—	$(9)
_______

(a)
Level 1 consists primarily of New York Mercantile Exchange (NYMEX) natural gas futures.  Level 2 consists primarily of OTC West Texas Intermediate (WTI) swaps and options.  Level 3 consists primarily of power derivative contracts.

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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2015	2014
Derivatives-net asset (liability)
Beginning of Period	$(61)	$(110)
Total gains or (losses)
Included in earnings	—	7
Included in other comprehensive loss	—	(1)
Settlements	12	4
End of Period	$(49)	$(100)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$1	$3
_______

As of March 31, 2015, our Level 3 derivative assets and liabilities consisted primarily of power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (the carrying amounts below include both short-term and long-term and debt fair value adjustments), is disclosed below (in millions):

	March 31, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$45,259	$46,480	$42,963	$43,582
_______

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both March 31, 2015 and December 31, 2014.

7.  Reportable Segments

Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2015	2014
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,177	$2,557
Intersegment revenues	3	4
CO2	446	483
Terminals	457	391
Products Pipelines	444	534
Kinder Morgan Canada	60	69
Other	4	4
Total segment revenues	3,591	4,042
Other revenues	9	9
Less: Total intersegment revenues	(3)	(4)
Total consolidated revenues	$3,597	$4,047

	Three Months Ended March 30,
	2015	2014
Segment Earnings Before DD&A(a)
Natural Gas Pipelines	$1,015	$1,070
CO2	336	363
Terminals	270	210
Products Pipelines	246	208
Kinder Morgan Canada	41	48
Other	(6)	7
Total segment earnings before DD&A	1,902	1,906
DD&A expense	(538)	(496)
Amortization of excess cost of investments	(12)	(10)
Other revenues	9	9
General and administrative expense	(216)	(172)
Interest expense, net of unallocable interest income	(514)	(450)
Unallocable income tax expense	(212)	(186)
Total consolidated net income	$419	$601

	March 31, 2015	December 31, 2014
Assets
Natural Gas Pipelines	$54,539	$52,523
CO2	5,318	5,227
Terminals	9,071	8,850
Products Pipelines	8,364	7,179
Kinder Morgan Canada	1,480	1,593
Other	443	459
Total segment assets	79,215	75,831
Corporate assets(b)	6,920	7,311
Assets held for sale	29	56
Total consolidated assets	$86,164	$83,198
_______

(a)
We evaluate performance based on each segment’s earnings before DD&A. Amounts include revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income), net, and losses on impairments of long-lived assets and equity investments. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

8. Pension and Other Postretirement Benefit Plans

The components of net benefit plan (credit) expense for our pension and other postretirement benefit (OPEB) plans are as follows (in millions):

	Pension Benefits		OPEB
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$6	$7	$—	$—
Interest cost	24	27	6	7
Expected return on assets	(43)	(43)	(6)	(6)
Amortization of prior service credits	—	—	(1)	(1)
Amortization of net actuarial loss	1	—	—	—
Net benefit plan credit	$(12)	$(9)	$(1)	$—

9.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2015	2014
Income tax expense	$224	$200
Effective tax rate	34.8%	25.0%

Income tax expense for the three months ended March 31, 2015 is approximately $224 million resulting in an effective tax rate of 34.8%, as compared with $200 million income tax expense and an effective tax rate of 25.0%, for the same period of 2014. The effective tax rate for the three months ended March 31, 2015 is slightly lower than the statutory federal rate of 35% primarily due to (i) dividend-received deductions from our 50% interest in Florida Gas Transmission Company, L.L.C. (Florida Gas) (through our investment in Citrus Corporation) and Plantation Pipe Line Company and (ii) a change in our effective tax rate as a result of the Hiland acquisition, partially offset by state income taxes.

The effective tax rate for the three months ended March 31, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP and EPB’s income tax provisions; and (ii) dividend-received deductions from our 50% investment in Florida Gas (through our investment in Citrus Corporation). These decreases are partially offset by (i) state income taxes; (ii) a decrease in our share of non-tax deductible goodwill associated with our investments in KMP; (iii) adjustments to our income tax reserve for uncertain tax positions; and (iv) the amortization of the deferred charge recorded as a result of the August 2012 and March 2013 drop-down transactions to KMP.

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

Federal Energy Regulatory Commission Proceedings

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In late June of 2014, certain shippers filed additional complaints with the FERC (docketed at OR14-35 and OR14-36) challenging SFPP’s adjustments to its rates in 2012 and 2013 for inflation under the FERC’s indexing regulations. If the shippers are successful in proving these claims or other of their claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance we may include in our rates. With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $110 million in refunds. However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on our dividends to our shareholders.

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

On October 3, 2014, SFPP and its shippers executed a global settlement resolving all pending CPUC proceedings and submitted the proposed settlement to the CPUC for its consideration and approval. The settlement included refunds in the amount of $319 million which was consistent with our established reserve amounts. It also included a three year moratorium on new rate filings or complaints and established current rates consistent with the revenues recognized by SFPP in 2014. On December 18, 2014, the CPUC issued its Decision No. 14-12-057 approving and adopting the global settlement, thereby resolving and closing all previously pending SFPP rate proceedings. On December 29, 2014, SFPP certified to the CPUC that it made all required settlement payments. On March 16, 2015, the CPUC issued its decision eliminating its previously imposed CPUC requirement that SFPP maintain a letter of credit in the amount of $100 million to secure SFPP’s payment obligation for refunds related to the now-resolved CPUC rate proceedings.

Other Commercial Matters

Union Pacific Railroad Company Easements & Related Litigation

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

By notice dated October 25, 2013, UPRR demanded the payment of $22.3 million in rent for the first year of the next ten-year period beginning January 1, 2014. SFPP rejected the demand and the parties are pursuing the dispute resolution procedure in their contract to determine the rental adjustment, if any, for such period.

On April 23, 2015, a purported class action suit was filed in the U.S. District Court for the Northern District of California (Case No. 01842) by private landowners in California who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. The suit, which is brought purportedly as a class action on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located within the State of California, asserts claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” for declaratory judgment, trespass, ejectment, quiet title, unjust enrichment, accounting, and alleged unlawful business acts and practices under California law arising from defendants’ alleged improper use or occupation of subsurface real property.

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

Since SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations, it is difficult to quantify the effects of the outcome of these cases on SFPP. Even if SFPP is successful in advancing its positions, significant relocations for which SFPP must nonetheless bear the cost (i.e., for railroad purposes, with the standards in the federal Pipeline Safety Act applying) could have an adverse effect on our financial position, results of operations, cash flows, and our dividends to our shareholders. These effects could be even greater in the event SFPP is unsuccessful in one or more of these lawsuits.

We believe we have recorded a right-of-way liability sufficient to cover our potential liability for back rent.

Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al.

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

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso Corporation, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions.

EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II were consolidated into one proceeding. Motions to dismiss were filed in Brinckerhoff III and Brinckerhoff IV, and such motions remain pending. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial in late 2014 on the remaining claims. On April 20, 2015, subsequent to the issuance of our 2015 first quarter earnings release furnished as Exhibit 99.1 on Form 8-K dated April 15, 2015 (2015 first quarter earnings release), the Court issued a post-trial memorandum opinion (Memorandum Opinion) in Brinckerhoff II entering judgment in favor of all of the defendants other than the general partner of EPB, but finding the general partner liable for breach of contract in connection with EPB’s purchase of 49% interests in Elba and SLNG and a 15% interest in SNG in a $1.13 billion drop-down transaction that closed on November 19, 2010 (Fall Dropdown), prior to our acquisition of El Paso Corporation in 2012. In its Memorandum Opinion, the Court determined that EPB suffered damages of $171 million from the Fall Dropdown, which the Court determined to be the amount which EPB overpaid for Elba. We are reviewing the decision and continue to believe that the transaction was appropriate and in the best interests of EPB. Furthermore, we believe the claim is derivative in nature and was extinguished by our acquisition on November 26, 2014, pursuant to a merger agreement, of all of the outstanding common units of EPB that we did not already own.  On December 2, 2014, we filed a motion to dismiss the remaining claims in Brinckerhoff II based upon our acquisition of all of the outstanding common units of EPB, which motion remains pending. On April 24, 2015, we filed post-trial motion for an order to establish a briefing schedule on our pending motion to dismiss and, if necessary, clarification of the Court’s Memorandum Opinion. On April 27, 2015, the Court denied our post-trial motion without prejudice, and established a briefing schedule to review the matters raised therein. As part of our review of the Court’s Memorandum Opinion, we are evaluating all options, including a possible appeal to the Delaware Supreme Court once a final decision is issued. At the present time, we do not believe that an ultimate award, if any, will have a material financial impact on our Company. We continue to believe these lawsuits are without merit and intend to defend against them vigorously.

Allen v. El Paso Pipeline GP Company, L.L.C., et al.

In May 2012, a unitholder of EPB filed a purported class action in Delaware Chancery Court, alleging both derivative and non-derivative claims, against EPB, and EPB’s general partner and its board. EPB was named in the lawsuit as both a “Class Defendant” and a “Derivative Nominal Defendant.” The complaint alleges a breach of the duty of good faith and fair dealing in connection with the March 2011 sale to EPB of a 25% ownership interest in SNG. On June 20, 2014, defendants’ motion for summary judgment was granted, dismissing the case in its entirety. On February 25, 2015, this ruling was affirmed by the Delaware Supreme Court, and the matter is now closed.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed by purchasers of natural gas against El Paso Corporation, El Paso Marketing L.P. and numerous other energy companies based on a claim under state antitrust law that such defendants conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which were pending in Nevada federal court, were dismissed, but the dismissal was reversed by the 9th Circuit Court of Appeals. The U.S. Supreme Court affirmed the 9th Circuit Court of Appeals in a decision dated April 21, 2015. The case will now be remanded to the Nevada federal court for its further consideration and trial, if necessary, of numerous remaining issues. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

Kinder Morgan, Inc. Corporate Reorganization Litigation

Certain unitholders of KMP and EPB filed five putative class action lawsuits in the Court of Chancery of the State of Delaware in connection with the Merger Transactions, which the Court consolidated under the caption In re Kinder Morgan, Inc. Corporate Reorganization Litigation (Consolidated Case No. 10093-VCL). The plaintiffs originally sought to enjoin one or more of the proposed Merger Transactions, which relief the Court denied on November 5, 2014. On December 12, 2014, the plaintiffs filed a Verified Second Consolidated Amended Class Action Complaint, which purports to assert claims on behalf of both the former EPB unitholders and the former KMP unitholders. The EPB plaintiff alleged that (i) El Paso Pipeline GP Company, L.L.C. (EPGP), the general partner of EPB, and the directors of EPGP breached duties under the EPB partnership agreement, including the implied covenant of good faith and fair dealing, by entering into the EPB Transaction; (ii) EPB, E

Merger Sub LLC, KMI and individual defendants aided and abetted such breaches; and (iii) EPB, E Merger Sub LLC, KMI, and individual defendants tortiously interfered with the EPB partnership agreement by causing EPGP to breach its duties under the EPB partnership agreement.

The KMP plaintiffs allege that (i) KMR, KMGP, and individual defendants breached duties under the KMP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI, KMP, KMR, P Merger Sub LLC, and individual defendants tortiously interfered with the rights of the plaintiffs and the putative class under the KMP partnership agreement by causing KMGP to breach its duties under the KMP partnership agreement. The complaint seeks declaratory relief that the transactions were unlawful and unenforceable, reformation, rescission, rescissory or compensatory damages, interest, and attorneys’ and experts’ fees and costs. On December 30, 2014, the defendants moved to dismiss the complaint. On April 2, 2015, the EPB plaintiff and the defendants submitted a stipulation and proposed order of dismissal, agreeing to dismiss all claims brought by the EPB plaintiff with prejudice as to the EPB lead plaintiff and without prejudice to all other members of the putative EPB class. The Court entered such order on April 2, 2015.

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

Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al.

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

General

As of March 31, 2015 and December 31, 2014, our total reserve for legal matters was $518 million and $400 million, respectively. The reserve primarily relates to various claims from regulatory rate and right-of-way proceedings arising in our products pipeline segment and natural gas pipeline segment’s regulatory rate proceedings as well as certain corporate matters.

The overall increase in the reserve from December 31, 2014 related to certain legal developments during the quarter on corporate matters.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision. Currently, KMLT and 90 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. We expect the allocation and RI/FS process to conclude in 2015, after which the EPA is expected to develop a proposed plan leading to a Record of Decision targeted for 2017. We anticipate that the cleanup activities will begin within one year of the issuance of the Record of Decision.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for alleged contamination of the water purveyor’s wells. The First Amended Complaint sought $175 million in damages against approximately 70 defendants. On August 6, 2013 plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. We have filed an answer, general denial, and affirmative defenses in response to the Second Amended Complaint.

Mission Valley Terminal Lawsuit

In August 2007, the City of San Diego, on its own behalf and purporting to act on behalf of the People of the State of California, filed a lawsuit against us and several affiliates seeking injunctive relief and unspecified damages allegedly resulting from hydrocarbon and methyl tertiary butyl ether (MTBE) impacted soils and groundwater beneath the City’s stadium property in San Diego arising from historic operations at the Mission Valley terminal facility. The case was filed in the Superior Court of California, San Diego County (Case No. 37-2007-00073033). On September 26, 2007, we removed the case to the U.S. District Court, Southern District of California (Case No. 07CV1883WCAB). The City disclosed in discovery that it is seeking approximately $170 million in damages for alleged lost value/lost profit from the redevelopment of the City’s property and alleged lost use of the water resources underlying the property. Later, in 2010, the City amended its initial disclosures to add claims for restoration of the site as well as a number of other claims that increased its claim for damages to approximately $365 million

On November 29, 2012, the Court issued a Notice of Tentative Rulings on the parties’ summary adjudication motions. The Court tentatively granted our partial motions for summary judgment on the City’s claims for water and real estate damages and the State’s claims for violations of California Business and Professions Code § 17200, tentatively denied the City’s motion for summary judgment on its claims of liability for nuisance and trespass, and tentatively granted our cross motion for summary judgment on such claims. On January 25, 2013, the Court rendered judgment in favor of all defendants on all claims asserted by the City.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG will conduct a radiological assessment of the surface of the mines. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona (Case No. 3:14-08165-DGC) seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the pervasive control of such federal agencies over all aspects of the nuclear weapons program. Defendants filed an answer and counterclaims seeking contribution and recovery of response costs allegedly incurred by the federal agencies in investigating uranium impacts on the Navajo Reservation.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso Corporation entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group (JDG) of approximately 70 cooperating parties which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, a remedial investigation and feasibility study of the Site is presently estimated to be completed by 2015. Under the second AOC, the JDG members are conducting a CERCLA removal action at the Passaic River Mile 10.9, including the dredging of sediment in mud flats at this location of the river to a depth of two feet and installation of a cap. The dredging was completed in 2013 and capping work was completed in June 2014. We have established a reserve for the anticipated cost of compliance with the AOCs.

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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On February 13, 2015, the Court granted defendants’ motion to dismiss the suit for failure to state a claim, and issued an order dismissing the SLFPA’s claims with prejudice. The SLFPA filed a notice of appeal on February 20, 2015.

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. On December 18, 2013, defendants removed the case to the U.S. District Court for the Eastern District of Louisiana. The plaintiff filed a motion to remand the case to state court, and such motion remains under consideration by the federal court. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. TGP responded to Kinetica be reasserting TGP’s demand for defense and indemnity and reserving its rights.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2015 and December 31, 2014, we have accrued a total reserve for environmental liabilities in the amount of $332 million and $340 million, respectively. In addition, as of both March 31, 2015 and December 31, 2014, we have recorded a receivable of $14 million, for expected cost recoveries that have been deemed probable.

11. Recent Accounting Pronouncements

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

ASU No. 2015-02
On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidated Analysis.” This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015. Early adoption is allowed, including in any interim period. We are currently reviewing the effect of ASU No. 2015-02 on our consolidation conclusion and disclosure.

ASU No. 2015-03

On April 7, 2015, the FASB issued ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Cost.” This ASU is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amortization of debt issuance costs also shall be reported as interest expense. ASU No. 2015-03 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2015, including interim reporting periods (January 1, 2016 for us). Early adoption is permitted. The new guidance shall be applied on a retrospective basis for all periods presented. We are currently reviewing the effect of ASU No. 2015-03.

12. Guarantee of Securities of Subsidiaries

KMI, along with its direct and indirect subsidiaries KMP and Copano, are issuers of certain public debt securities. After the completion of the Merger Transactions, KMI and substantially all of its wholly owned domestic subsidiaries, including KMP and Copano, entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as Non-Guarantor Subsidiaries, the parent issuer, subsidiary issuers and other subsidiaries are all guarantors of each series of public debt. As a result of the cross guarantee agreement, a holder of any of the guaranteed public debt securities issued by KMI, KMP or Copano are in the same position with respect to the net assets, income and cash flows of KMI and the Subsidiary Issuers and Guarantors. The only amounts that are not available to the holders of each of the guaranteed public debt securities to satisfy the repayment of such securities are the net assets, income and cash flows of the Subsidiary Non-Guarantors.

In lieu of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X.  We have presented each of the parent and subsidiary issuers in separate columns in this single set of condensed consolidating financial statements.

On January 1, 2015, EPB and its subsidiary, EPPOC merged with and into KMP with KMP surviving the merger. As a result of such merger, all of the wholly owned subsidiaries of EPB became wholly owned subsidiaries of KMP and effective January 1, 2015, EPB is no longer a Subsidiary Issuer and Guarantor. The condensed consolidating financial information reflects this transaction for all periods presented below.

Excluding fair value adjustments, as of March 31, 2015, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, and Subsidiary Guarantors had $14,226 million, $20,360 million, $332 million, and $7,401 million of Guaranteed Notes outstanding, respectively.   Excluding fair value adjustments, as of December

31, 2014, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, and Subsidiary Guarantors had $12,674 million, $20,660 million, $332 million, and $6,463 million of Guaranteed Notes outstanding, respectively. Included in the Subsidiary Guarantors debt balance as presented in the accompanying March 31, 2015 and December 31, 2014 condensed consolidating balance sheets are approximately $177 million and $178 million, respectively, of capitalized lease debt that is not subject to the cross guarantee agreement.

The accounts within the Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, Subsidiary Guarantors and Subsidiary Non-guarantors are presented using the equity method of accounting for investments in subsidiaries, including subsidiaries that are guarantors and non-guarantors, for purposes of these condensed consolidating financial statements only.  These intercompany investments and related activity eliminate in consolidation and are presented separately in the accompanying balance sheets and statements of income and cash flows.

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

Effective November 26, 2014, the Merger Transactions close date, KMR merged into KMI.  Therefore, for all periods presented KMR’s financial statement balances and activities are reflected within the Parent Issuer and Guarantor column.

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,226	$375	$(13)	$3,597

Operating costs, expenses and other
Costs of sales	—	—	—	1,001	89	—	1,090
Depreciation, depletion and amortization	5	—	—	442	91	—	538
Other operating expenses	12	38	1	685	168	(13)	891
Total operating costs, expenses and other	17	38	1	2,128	348	(13)	2,519

Operating (loss) income	(8)	(38)	(1)	1,098	27	—	1,078

Other income (expense)
Earnings (losses) from consolidated subsidiaries	605	883	(23)	548	16	(2,029)	—
Earnings from equity investments	—	—	—	76	—	—	76
Interest, net	(104)	(27)	(12)	(355)	(14)	—	(512)
Amortization of excess cost of equity investments and other, net	—	—	—	(3)	4	—	1

Income (loss) before income taxes	493	818	(36)	1,364	33	(2,029)	643

Income tax expense	(64)	(2)	—	(157)	(1)	—	(224)

Net income (loss)	429	816	(36)	1,207	32	(2,029)	419
Net loss attributable to noncontrolling interests	—	—	—	—	—	10	10
Net income (loss) attributable to controlling interests	$429	$816	$(36)	$1,207	$32	$(2,019)	$429

Net Income	$429	$816	$(36)	$1,207	$32	$(2,029)	$419
Total other comprehensive loss	(176)	(238)	—	(295)	(164)	697	(176)
Comprehensive income (loss)	253	578	(36)	912	(132)	(1,332)	243
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	10	10
Comprehensive income (loss) attributable to controlling interests	$253	$578	$(36)	$912	$(132)	$(1,322)	$253

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,630	$406	$2	$4,047

Operating costs, expenses and other
Costs of sales	—	—	—	1,497	132	14	1,643
Depreciation, depletion and amortization	5	—	—	399	92	—	496
Other operating expenses	8	1	7	639	118	(12)	761
Total operating costs, expenses and other	13	1	7	2,535	342	2	2,900

Operating (loss) income	(4)	(1)	(7)	1,095	64	—	1,147

Other income (expense)
Earnings from consolidated subsidiaries	506	947	44	359	456	(2,312)	—
Earnings from equity investments	—	—	—	99	—	—	99
Interest, net	(132)	(24)	(11)	(250)	(31)	—	(448)
Amortization of excess cost of equity investments and other, net	—	—	—	(7)	10	—	3

Income before income taxes	370	922	26	1,296	499	(2,312)	801

Income tax expense	(34)	(3)	—	(11)	(152)	—	(200)

Net income	336	919	26	1,285	347	(2,312)	601
Net income attributable to noncontrolling interests	(49)	(69)	—	—	—	(196)	(314)
Net income attributable to controlling interests	$287	$850	$26	$1,285	$347	$(2,508)	$287

Net Income	$336	$919	$26	$1,285	$347	$(2,312)	$601
Total other comprehensive loss	(49)	(118)	—	(146)	(110)	329	(94)
Comprehensive income	287	801	26	1,139	237	(1,983)	507
Comprehensive income attributable to noncontrolling interests	(38)	(68)	—	—	—	(152)	(258)
Comprehensive income attributable to controlling interests	$249	$733	$26	$1,139	$237	$(2,135)	$249

Condensed Consolidating Balance Sheets as of March 31, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$13	$15	$—	$40	$191	$—	$259
Other current assets - affiliates	3,138	1,833	18	12,665	574	(18,228)	—
All other current assets	202	153	1	2,354	333	(13)	3,030
Property, plant and equipment, net	277	—	1	31,462	8,549	—	40,289
Investments	16	2	—	5,885	108	—	6,011
Investments in subsidiaries	32,381	31,011	1,888	17,741	3,324	(86,345)	—
Goodwill	15,089	22	920	5,688	3,188	—	24,907
Notes receivable from affiliates	4,590	22,593	—	2,256	323	(29,762)	—
Deferred tax assets	—	—	—	9,159	—	(3,614)	5,545
Other non-current assets	310	449	—	5,236	128	—	6,123
Total assets	$56,016	$56,078	$2,828	$92,486	$16,718	$(137,962)	$86,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$963	$875	$—	$1,471	$126	$—	$3,435
Other current liabilities - affiliates	551	13,417	276	3,343	641	(18,228)	—
All other current liabilities	302	224	16	2,105	715	(13)	3,349
Long-term debt	13,965	20,271	384	6,510	694	—	41,824
Notes payable to affiliates	2,542	448	606	24,784	1,382	(29,762)	—
Deferred income taxes	2,126	—	2	—	1,486	(3,614)	—
All other long-term liabilities and deferred credits	538	175	—	989	495	—	2,197
Total liabilities	20,987	35,410	1,284	39,202	5,539	(51,617)	50,805

Stockholders’ equity
Total KMI equity	35,029	20,668	1,544	53,284	11,179	(86,675)	35,029
Noncontrolling interests	—	—	—	—	—	330	330
Total stockholders’ equity	35,029	20,668	1,544	53,284	11,179	(86,345)	35,359
Total liabilities and stockholders’ equity	$56,016	$56,078	$2,828	$92,486	$16,718	$(137,962)	$86,164

Condensed Consolidating Balance Sheets as of December 31, 2014 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$4	$15	$—	$17	$279	$—	$315
Other current assets - affiliates	1,868	1,335	11	11,573	403	(15,190)	—
All other current assets	397	152	3	2,547	358	(20)	3,437
Property, plant and equipment, net	263	—	5	29,490	8,806	—	38,564
Investments	16	1	—	5,910	109	—	6,036
Investments in subsidiaries	31,372	33,414	1,911	17,868	3,337	(87,902)	—
Goodwill	15,087	22	920	5,419	3,206	—	24,654
Notes receivable from affiliates	4,459	19,832	—	2,415	496	(27,202)	—
Deferred tax assets	—	—	—	9,256	—	(3,605)	5,651
Other non-current assets	287	360	—	3,782	112	—	4,541
Total assets	$53,753	$55,131	$2,850	$88,277	$17,106	$(133,919)	$83,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,486	$699	$—	$381	$151	$—	$2,717
Other current liabilities - affiliates	709	11,949	115	1,551	866	(15,190)	—
All other current liabilities	319	498	12	1,812	1,024	(20)	3,645
Long-term debt	11,862	20,675	386	6,609	714	—	40,246
Notes payable to affiliates	2,619	153	753	22,437	1,240	(27,202)	—
Deferred income taxes	2,099	—	2	—	1,504	(3,605)	—
Other long-term liabilities and deferred credits	583	78	2	987	514	—	2,164
Total liabilities	19,677	34,052	1,270	33,777	6,013	(46,017)	48,772

Stockholders’ equity
Total KMI equity	34,076	21,079	1,580	54,500	11,093	(88,252)	34,076
Noncontrolling interests	—	—	—	—	—	350	350
Total stockholders’ equity	34,076	21,079	1,580	54,500	11,093	(87,902)	34,426
Total liabilities and stockholders’ equity	$53,753	$55,131	$2,850	$88,277	$17,106	$(133,919)	$83,198

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(224)	$3,675	$139	$424	$(167)	$(2,591)	$1,256

Cash flows from investing activities
Funding to affiliates	(246)	(4,664)	—	(1,432)	(98)	6,440	—
Capital expenditures	(18)	—	(2)	(786)	(95)	4	(897)
Contributions to investments	—	—	—	(30)	—	—	(30)
Investment in KMP	(159)	—	—	—	—	159	—
Acquisitions of assets and investments	(1,709)	—	—	(155)	—	—	(1,864)
Distributions from equity investments in excess of cumulative earnings	14	—	—	36	—	—	50
Other, net	—	(31)	4	4	(7)	(4)	(34)
Net cash (used in) provided by investing activities	(2,118)	(4,695)	2	(2,363)	(200)	6,599	(2,775)

Cash flows from financing activities
Issuance of debt	7,136	—	—	—	—	—	7,136
Payment of debt	(5,967)	(300)	—	(36)	(2)	—	(6,305)
Funding from (to) affiliates	534	2,311	(141)	3,400	336	(6,440)	—
Debt issuance costs	(16)	—	—	—	—	—	(16)
Issuances of shares	1,626	—	—	—	—	—	1,626
Cash dividends	(962)	—	—	—	—	—	(962)
Contributions from parents	—	156	—	3	—	(159)	—
Distributions to parents	—	(1,147)	—	(1,404)	(50)	2,601	—
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Other, net	—	—	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	2,351	1,020	(141)	1,962	284	(4,008)	1,468

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents	9	—	—	23	(88)	—	(56)
Cash and cash equivalents, beginning of period	4	15	—	17	279	—	315
Cash and cash equivalents, end of period	$13	$15	$—	$40	$191	$—	$259

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash provided by operating activities	$438	$1,435	$79	$740	$214	$(1,788)	$1,118

Cash flows from investing activities
Funding to affiliates	(64)	(2,986)	—	(1,168)	(210)	4,428	—
Capital expenditures	(15)	—	(27)	(599)	(204)	—	(845)
Contributions to investments	—	(76)	—	(36)	—	76	(36)
Investment in KMP	(11)	—	—	—	—	11	—
Acquisitions of assets and investments	—	—	—	(990)	—	—	(990)
Distributions from equity investments in excess of cumulative earnings	10	156	—	38	—	(166)	38
Other, net	—	(22)	—	23	13	—	14
Net cash used in investing activities	(80)	(2,928)	(27)	(2,732)	(401)	4,349	(1,819)

Cash flows from financing activities
Issuance of debt	643	4,548	—	—	—	—	5,191
Payment of debt	(491)	(3,618)	—	(73)	(2)	—	(4,184)
Funding from (to) affiliates	39	1,010	(53)	3,280	152	(4,428)	—
Debt issuance costs	(2)	(10)	—	—	—	—	(12)
Cash dividends	(425)	—	—	—	—	—	(425)
Repurchases of shares and warrants	(149)	—	—	—	—	—	(149)
Contributions from parents	—	661	—	83	24	(768)	—
Contributions from noncontrolling interests	—	—	—	—	—	684	684
Distributions to parents	—	(1,080)	—	(1,310)	(39)	2,429	—
Distributions to noncontrolling interests	—	—	—	—	—	(479)	(479)
Other, net	—	(2)	—	1	—	1	—
Net cash (used in) provided by financing activities	(385)	1,509	(53)	1,981	135	(2,561)	626

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(10)	—	(10)

Net (decrease) increase in cash and cash equivalents	(27)	16	(1)	(11)	(62)	—	(85)
Cash and cash equivalents, beginning of period	83	88	1	17	409	—	598
Cash and cash equivalents, end of period	$56	$104	$—	$6	$347	$—	$513

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2014 Form 10-K.

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

The table below details the reconciliation of Net Income to DCF before certain items:

	Three Months Ended March 31,
	2015	2014

Net Income	$419	$601
Add/(Subtract):
Certain items before book tax(a)(b)	48	18
Book tax certain items(b)	(22)	5
Certain items after book tax	26	23
Net income before certain items	445	624
Add/(Subtract):
Net income attributable to third-party noncontrolling interests(c)	(5)	—
Depreciation, depletion and amortization(d)	634	583
Book taxes(e)	262	214
Cash taxes(f)	2	(4)
Declared distributions to noncontrolling interests(g)	—	(650)
Sustaining capital expenditures(h)	(104)	(81)
Other, net(i)	8	(113)
DCF before certain items	$1,242	$573

Weighted Average Shares Outstanding for Dividends(j)	2,159	1,036
DCF per share before certain items	$0.58	$0.55
Declared dividend per common share	$0.48	$0.42
_______

(a)
Consists of certain items summarized in footnotes (b) through (d) to the “—Consolidated Earnings Results” table included below, and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests.”

(b)
2015 amount includes a non-cash adjustment to reflect our estimated legal exposure recorded when a court decision was received after the issuance of our 2015 first quarter earnings release ($60 million in certain items before book tax and ($20) million in book tax certain items).

(c)
Represents net income allocated to third-party ownership interests in consolidated subsidiaries other than our former master limited partnerships. The first quarter of 2015 excludes a loss attributable to noncontrolling interests of $15 million related to an impairment included as a certain item.

(d)	Includes DD&A, amortization of excess cost of equity investments and our share of equity method investee’s DD&A of $84 million and $77 million for the first quarter of 2015 and 2014, respectively.

(e)
Excludes book tax certain items and includes income tax allocated to the segments. Also, includes our share of taxable equity method investee’s book tax expense of $16 million and $19 million for the first quarter of 2015 and 2014, respectively.

(f)	Includes our share of taxable equity method investee’s cash taxes of $1 million and $(2) million for the first quarter of 2015 and 2014, respectively.

(g)	Represents distributions to KMP and EPB limited partner units formerly owned by the public.

(h)	Includes our share of equity method investee’s sustaining capital expenditures of $(18) million and $(3) million for the first quarter of 2015 and 2014, respectively.

(i)	For 2015, consists primarily of non-cash compensation associated with our restricted stock program and for 2014 consists primarily of excess coverage from our former master limited partnerships.

(j)	Includes restricted shares that participate in dividends and dilutive effect of warrants.

Consolidated Earnings Results

In the Results of Operations table below and in the business segment tables that follow, segment EBDA before certain items is calculated by adjusting the segment earnings before DD&A for the applicable certain item amounts in the footnotes to those tables.

In general, interest expense, general and administrative expenses, DD&A and unallocable income taxes are not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. Our general and administrative expenses include such items as employee benefits insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services-including accounting, information technology, human resources and legal services.

We currently evaluate business segment performance primarily based on segment EBDA before certain items, and segment earnings before DD&A, in relation to the level of capital allocated and consider these to be an important measures of our business segment performance.  We account for intersegment sales at market prices.

Results of Operations

	Three Months Ended March 31,
	2015	2014	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before DD&A(a)
Natural Gas Pipelines	$1,015	$1,070	$(55)	(5)%
CO2	336	363	(27)	(7)%
Terminals	270	210	60	29%
Products Pipelines	246	208	38	18%
Kinder Morgan Canada	41	48	(7)	(15)%
Other	(6)	7	(13)	(186)%
Total segment earnings before DD&A(b)	1,902	1,906	(4)	—%
DD&A expense	(538)	(496)	(42)	(8)%
Amortization of excess cost of equity investments	(12)	(10)	(2)	(20)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(216)	(172)	(44)	(26)%
Interest expense, net of unallocable interest income(d)	(514)	(450)	(64)	(14)%
Income before unallocable income taxes	631	787	(156)	(20)%
Unallocable income tax expense	(212)	(186)	(26)	(14)%
Net income	419	601	(182)	(30)%
Net income attributable to noncontrolling interests	10	(314)	324	103%
Net income attributable to Kinder Morgan, Inc.	$429	$287	$142	49%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, other expense(income), net, and losses on impairments of long-lived assets and equity investments.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Allocable income tax expenses included in segment earnings for the three months ended March 31, 2015 and 2014 were $12 million and $14 million, respectively.

Certain item footnotes

(b)
2015 and 2014 amounts include a decrease in earnings of $10 million and $13 million, respectively, related to the combined effect from all of the 2015 and 2014 certain items impacting segment earnings before DD&A and disclosed below in our management discussion and analysis of segment results.

(c)
2015 and 2014 amounts include an increase in expense of $38 million and a net zero change, respectively, related to the combined effect from all of the 2015 and 2014 certain items related to general and administrative expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2015 and 2014 amounts include a net zero change and an increase in expense of $5 million, respectively, related to the combined effect from all of the 2015 and 2014 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

The certain items described in footnotes (b), (c) and (d) to the tables above accounted for $30 million decrease in income before unallocable income taxes in the first quarter of 2015, when compared to the same prior year period (combining to decrease total income before unallocable income taxes by $48 million and $18 million for the first quarter of 2015 and 2014, respectively). After giving effect to these certain items, the remaining $126 million (16%) quarter-to-quarter decrease in income before unallocable income taxes reflects increased DD&A expense and Interest expense, net of unallocable interest income, while unfavorable commodity prices affecting our CO2 business segment was essentially offset by better performance in our Products Pipelines and Terminals business segments.

Natural Gas Pipelines

	Three Months Ended March 31,
	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$2,180	$2,561
Operating expenses	(1,172)	(1,565)
Losses on impairments of long-lived assets and equity investments	(77)	—
Other (expense) income	(2)	1
Earnings from equity investments	81	75
Interest income and Other, net	7	2
Income tax expense	(2)	(4)
Segment earnings before DD&A(b)	1,015	1,070
Certain items, net(b)	72	6
EBDA before certain items	$1,087	$1,076

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(393)	(15)%
EBDA before certain items	$11	1%

Natural gas transport volumes (BBtu/d)(c)	35,716	33,649
Natural gas sales volumes (BBtu/d)(d)	2,395	2,254
Natural gas gathering volumes (BBtu/d)(e)	3,548	3,155
Crude/condensate gathering volumes (MBbl/d)(f)	329	251
_______
Certain item footnotes

(a)
2015 amount includes an increase in revenue of $8 million and 2014 amount includes a decrease in revenue of $4 million related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales.

(b)
2015 and 2014 amounts include decreases in earnings of $72 million and $6 million, respectively, related to the combined effect from certain items. 2015 amount consists of (i) $8 million increase in earnings related to derivative contracts, as described in footnote (a); (ii) $77 million decrease in earnings related to losses on impairments of long-lived assets and equity investments; and (iii) $3 million decrease in earnings from other certain items. 2014 amount consists of $4 million decrease in earnings related to derivative contracts, as described in footnote (a) and $2 million decrease in earnings from other certain items.

Other footnotes

(c)
Includes pipeline volumes for Kinder Morgan North Texas Pipeline LLC, Monterrey, TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC (MEP), Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC (FEP), TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, CIG, Wyoming Interstate Company, L.L.C. (WIC), CPG, SNG, Elba Express, Natural Gas Pipeline Company of America LLC (NGPL), Citrus and Ruby Pipeline, L.L.C. Joint Venture throughput is reported at 100%. Volumes for acquired pipelines are included for all periods. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

(d)	Represents volumes for the Texas intrastate natural gas pipeline group and Kinder Morgan North Texas Pipeline LLC.

(e)
Includes Copano operations, Camino Real Gathering Company, L.L.C. (Camino Real), Kinder Morgan Altamont LLC, KinderHawk Field Services LLC (KinderHawk), Endeavor, Bighorn Gas Gathering L.L.C., Webb Duval Gatherers, Fort Union Gas Gathering L.L.C., EagleHawk, Red Cedar Gathering Company and Hiland Midstream throughput volumes. Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods.

(f)	Includes Hiland Midstream, EagleHawk and Camino Real. Joint Venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2015 and 2014:

Three months ended March 31, 2015 versus Three months ended March 31, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Hiland Midstream	$22	n/a	$69	n/a
EPNG	16	16%	15	11%
Texas Intrastate Natural Gas Pipeline Group	5	5%	(287)	(26)%
KinderHawk	(9)	(18)%	(10)	(18)%
Kinder Morgan Louisiana Pipeline LLC	(8)	(57)%	(8)	(47)%
TGP	(7)	(3)%	(3)	(1)%
Copano operations	(5)	(4)%	(157)	(28)%
All others (including eliminations)	(3)	(1)%	(12)	(3)%
Total Natural Gas Pipelines	$11	1%	$(393)	(15)%
_______
n/a – not applicable

The significant changes in our Natural Gas Pipelines business segment’s EBDA before certain items in the comparable three month periods of 2015 and 2014 included the following:

•	increase of $22 million from our February 2015 acquisition of the Hiland Midstream assets;

•	increase of $16 million (16%) from EPNG due largely to higher transport revenues from additional firm transport;

•
increase of $5 million (5%) from Texas intrastate natural gas pipeline group (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems) due largely to higher transportation margins driven by both higher volumes and a new customer contract in the first quarter of 2015 and higher storage margins, which were partially offset by lower processing margins due to the non-renewal of a certain customer contract in the second quarter of 2014. The decrease in revenues of $287 million and associated cost of goods sold was caused by lower natural gas prices;

•	decrease of $9 million (18%) from KinderHawk due to a restructured contract;

•	decrease of $8 million (57%) from Kinder Morgan Louisiana Pipeline LLC as a result of a customer contract buyout in the third quarter of 2014;

•
decrease of $7 million (3%) from TGP driven by (i) lower revenues from natural gas park and loan customer services due to colder winter weather in first quarter 2014, (ii) lower other revenues related to our contractual revenue sharing, (iii) higher operating costs and (iv) higher ad valorem expenses. Partially offsetting these decreases were higher firm transport revenues from new projects; and

•
decrease of $5 million (4%) from Copano operations primarily due to lower commodity prices partially offset by higher gathering and processing volumes. Lower revenues of $157 million and associated cost of goods sold was also due to lower commodity prices.

CO2

	Three Months Ended March 31,
	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$446	$483
Operating expenses	(114)	(125)
Earnings from equity investments	6	7
Income tax expense	(2)	(2)
Segment earnings before DD&A(a)	336	363
Certain items(a)	(55)	3
EBDA before certain items	$281	$366

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(95)	(20)%
EBDA before certain items	$(85)	(23)%

Southwest Colorado CO2 production (gross)(Bcf/d)(b)	1.2	1.3
Southwest Colorado CO2 production (net)(Bcf/d)(b)	0.6	0.6
SACROC oil production (gross)(MBbl/d)(c)	35.7	31.8
SACROC oil production (net)(MBbl/d)(d)	29.8	26.5
Yates oil production (gross)(MBbl/d)(c)	18.8	19.7
Yates oil production (net)(MBbl/d)(d)	8.4	8.7
Katz oil production (gross)(MBbl/d)(c)	4.0	3.5
Katz oil production (net)(MBbl/d)(d)	3.3	2.9
Goldsmith oil production (gross)(MBbl/d)(c)	1.3	1.2
Goldsmith oil production (net)(MBbl/d)(d)	1.1	1.0
NGL sales volumes (net)(MBbl/d)(d)	10.0	9.9
Realized weighted-average oil price per Bbl(e)	$72.62	$91.89
Realized weighted-average NGL price per Bbl(f)	$20.70	$49.44
_______
Certain item footnote

(a)
2015 and 2014 amounts include unrealized gains of $45 million and unrealized losses of $3 million, respectively, relating to derivative contracts used to hedge forecasted crude oil sales. 2015 amount also includes a favorable adjustment of $10 million related to carried working interest at McElmo Dome.

Other footnotes

(b)	Includes McElmo Dome and Doe Canyon sales volumes.

(c)
Represents 100% of the production from the field. We own approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, an approximately 99% working interest in the Katz unit and a 99% working interest in the Goldsmith Landreth unit.

(d)	Net after royalties and outside working interests.

(e)	Includes all crude oil production properties. Hedge gains/losses for Oil and NGL are included with Crude Oil.

(f)
Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements. Hedge gains/losses for Oil and NGL are included with Crude Oil.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2015 and 2014.

Three months ended March 31, 2015 versus Three months ended March 31, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(27)	(24)%	$(30)	(24)%
Oil and Gas Producing Activities	(58)	(23)%	(73)	(19)%
Intrasegment eliminations	—	—%	8	38%
Total CO2	$(85)	(23)%	$(95)	(20)%

The primary changes in our CO2 business segment’s EBDA before certain items in the comparable three month periods of 2015 and 2014 included the following:

•
decrease of $27 million (24%) from source and transportation activities due to lower revenues primarily due to lower commodity prices in the first quarter 2015 as compared to the same period in 2014; and

•
decrease of $58 million (23%) from oil and gas producing activities due to lower revenues driven by lower commodity prices in the first quarter 2015 as compared to the same period in 2014 partially offset by higher crude oil sales volumes up 9% from the first quarter 2014. The increase in sales volumes was due primarily to higher production at the SACROC unit.

Terminals

	Three Months Ended March 31,
	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$457	$391
Operating expenses	(189)	(183)
Other expense	—	(1)
Earnings from equity investments	5	5
Interest income and Other, net	1	1
Income tax expense	(4)	(3)
Segment earnings before DD&A(b)	270	210
Certain items, net(b)	(6)	18
EBDA before certain items	$264	$228

Change from prior period	Increase/(Decrease)
Revenues before certain items	$60	15%
EBDA before certain items	$36	16%

Bulk transload tonnage (MMtons)(c)	17.5	21.6
Ethanol (MMBbl)	16.1	16.5
Liquids leasable capacity (MMBbl)	81.3	71.6
Liquids utilization %(d)	95.1%	94.4%

______
Certain item footnotes

(a)	2015 amount includes $6 million increase in revenue from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
2015 amount includes $6 million increase in revenue discussed in footnote (a) above. 2014 amount includes an $8 million increase in expenses due to hurricane clean-up and repair activities at our New York Harbor and Mid-Atlantic terminals and a $10 million increase in expense associated with a liability adjustment related to a certain litigation matter.

Other footnotes

(c)	Includes our proportionate share of joint venture tonnage.

(d)	The ratio of our actual leased capacity to its estimated potential capacity.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2015 and 2014.

Three months ended March 31, 2015 versus Three months ended March 31, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Marine Operations	$12	n/a	$18	n/a
Gulf Bulk	9	47%	12	38%
Gulf Central	7	88%	10	100%
Alberta, Canada	7	54%	10	77%
All others (including intrasegment eliminations and unallocated income tax expenses)	1	1%	10	3%
Total Terminals	$36	16%	$60	15%

The primary changes in our Terminals business segment’s EBDA before certain items in the comparable three month periods of 2015 and 2014 included the following:

•	increase of $12 million from our Marine Operations related primarily to the incremental earnings from the Jones Act tankers we acquired in the first and fourth quarters of 2014;

•	increase of $9 million (47%) from our Gulf Bulk terminals, driven by increased shortfall revenue from take-or-pay coal contracts;

•
increase of $7 million (88%) from our Gulf Central terminals, driven by higher earnings from expansion projects at our joint venture terminals Battleground Oil Specialty Terminal Company LLC (BOSTCO) and Deeprock Development LLC; and

•	increase of $7 million (54%) from our Alberta, Canada terminals, driven by several Edmonton-area expansion projects completed in 2014.

Products Pipelines

	Three Months Ended March 31,
	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$444	$534
Operating expenses	(210)	(339)
Other income	—	3
Earnings from equity investments	11	12
Interest income and Other, net	2	(1)
Income tax expense	(1)	(1)
Segment earnings before DD&A(b)	246	208
Certain items, net(b)	(1)	(4)
EBDA before certain items	$245	$204

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(91)	(17)%
EBDA before certain items	$41	20%

Gasoline (MMBbl)(c)	110.6	103.0
Diesel fuel (MMBbl)	36.9	35.6
Jet fuel (MMBbl)	27.8	27.4
Total refined product volumes (MMBbl)(d)	175.3	166.0
NGL (MMBbl)(e)	12.1	8.8
Condensate (MMBbl)(f)	19.6	4.6
Total delivery volumes (MMBbl)	207.0	179.4
Ethanol (MMBbl)(g)	9.8	9.7
_______
Certain item footnotes

(a)	2015 amount includes a $1 million increase in revenue related to an unrealized swap gain.

(b)
2015 amount includes a $1 million increase in revenue discussed in footnote (a) above. 2014 amount includes a $3 million gain from the sale of propane pipeline line-fill and a $1 million decrease in expense associated with a certain Pacific operations litigation matter.

Other footnotes

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation Pipe Line Company, Calnev Pipe Line LLC (Calnev), Central Florida and Parkway pipeline volumes.

(e)	Includes Cochin and Cypress pipeline volumes.

(f)	Includes Kinder Morgan Crude & Condensate, Double Eagle Pipeline LLC and Double H pipeline volumes.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2015 and 2014.

Three months ended March 31, 2015 versus Three months ended March 31, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$28	311%	$10	36%
Pacific operations	11	17%	7	7%
Transmix operations	(10)	(59)%	(122)	(45)%
All others (including eliminations)	12	11%	14	11%
Total Products Pipelines	$41	20%	$(91)	(17)%

The primary changes in our Products Pipelines business segment’s EBDA before certain items in the comparable three month periods of 2015 and 2014 included the following:

•
increase of $28 million (311%) from our Kinder Morgan Crude & Condensate Pipeline driven primarily by an increase of over 300% in pipeline throughput volumes due to the ramp up of existing customer volumes and additional volumes from new customers;

•	increase of $11 million (17%) from our Pacific operations due to higher service revenues due to higher volumes and margins;

•	decrease of $10 million (59%) from our Transmix processing operations primarily due to unfavorable inventory pricing; and

•
increase of $12 million (11)% from all remaining products operations was driven by higher gross margin on our Cochin pipeline operations due to the completion of the Cochin Reversal project in the third quarter of 2014 and incremental contributions from our Double H pipeline operations, which was part of the our February 2015 Hiland acquisition.

Kinder Morgan Canada

	Three Months Ended March 31,
	2015	2014
	(In millions, except operating statistics)
Revenues	$60	$69
Operating expenses	(19)	(24)
Interest income and Other, net	3	7
Income tax expense	(3)	(4)
Segment earnings before DD&A	$41	$48

Change from prior period	Increase/(Decrease)
Revenues	$(9)	(13)%
EBDA before certain items	$(7)	(15)%

Transport volumes (MMBbl)(a)	27.6	25.0
_______

(a)	Represents Trans Mountain pipeline system volumes.

Following is information related to the decreases in both EBDA and revenues before certain items in the comparable three month periods of 2015 and 2014.

 Three months ended March 31, 2015 versus Three months ended March 31, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(2)	(5)%	$(9)	(13)%
Express Pipeline(a)	(5)	(100)%	n/a	n/a
Total Kinder Morgan Canada	$(7)	(15)%	$(9)	(13)%
_______
n/a - not applicable

(a)
Amount consists of unrealized foreign currency gains/losses, net of book tax, on 2014 outstanding, short-term intercompany borrowings that were repaid in December 2014. We sold our debt and equity investments in Express Pipeline on March 14, 2013.

For the comparable three month periods of 2015 and 2014, the Trans Mountain Pipeline had decreases in earnings of $2 million (5%) driven by an unfavorable impact from foreign currency translation.

Other

This segment contributed losses of $6 million and earnings of $7 million for the three months ended March 31, 2015 and 2014, respectively. However, 2014 earnings include certain items of $10 million increase in earnings, primarily related to our corporate headquarters building. After taking into effect the certain item, the earnings for the three months ended March 31, 2014 decreased by $3 million when compared with the same prior year period.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended March 31,
	2015	2014	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(c)	$216	$172	$44	26%
Certain items(a)	(38)	—	(38)	n/a
Management fee reimbursement(c)	(9)	(9)	—	—%
General and administrative expense before certain items	$169	$163	$6	4%
Unallocable interest expense net of interest income and other, net(b)	$514	$450	$64	14%
Certain items(b)	—	(5)	5	100%
Unallocable interest expense net of interest income and other, net, before certain items	$514	$445	$69	16%
Net (loss) income attributable to noncontrolling interests	$(10)	$314	$(324)	(103)%
Noncontrolling interests associated with an impairment certain item(d)	15	—	15	n/a
Net income attributable to noncontrolling interests before certain items	$5	$314	$(309)	(98)%
_______
Certain item footnotes

(a)
2015 amount includes an increase in expense of (i) $37 million for a non-cash adjustment to reflect our estimated legal exposure recorded when a court decision was received after the issuance of our 2015 first quarter earnings release; (ii) $11 million related to acquisition costs associated with our Hiland acquisition; and (iii) $2 million related to other certain items. Partially offsetting these increases is a decrease in expense of $12 million related to pension credit income. 2014 amount includes a decrease in expense of $9 million related to pension credit income and an offsetting increase of $9 million in expense primarily related to severance costs associated with acquisitions.

(b)
Both 2015 and 2014 amounts include decreases in interest expense of $16 million of debt fair value adjustments associated with acquisitions. 2015 amount also includes a $23 million increase in interest expense for a non-cash adjustment to reflect our estimated legal exposure recorded when a court decision was received after the issuance of our 2015 first quarter earnings release and a net $7 million decrease in interest expense related to other certain items. 2014 amount also includes an increase in interest expense of $13 million associated with a certain Pacific operations litigation matter, $6 million of interest expense on margin for marketing contracts and $2 million of amortization of capitalized financing fees.

Other footnotes

(c)
2015 and 2014 amounts include NGPL Holdco LLC general and administrative reimbursements of $9 million for each respective period. These amounts were recorded to the “Product sales and other” caption in our accompanying consolidated statements of income with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(d)	Loss associated with a natural gas pipelines segment impairment certain item and disclosed above in “—Natural Gas Pipelines.”

The increase in general and administrative expenses before certain items of $6 million in the first quarter of 2015 when compared with the respective prior quarter was primarily driven by higher benefit costs, payroll taxes and segment labor expenses partially offset by lower legal and insurance costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income and other, net before certain items, increased $69 million in the first quarter of 2015 when compared with the respective prior quarter. The increase in interest expense was due to higher average debt balances as a result of capital expenditures, joint venture contributions and acquisitions that were made during 2015, and incremental debt borrowings to fund the $3.9 billion cash portion of the Merger Transactions in November 2014. This increase in interest expense was partially offset by a lower overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2015 and December 31, 2014, approximately 25% and 26%, respectively, of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not held by us. The $309 million decrease (98%) for the three months ended March 31, 2015 as compared with the same period of 2014 was primarily due to our purchase of the portion of KMP and EPB limited partner units and KMR shares formerly owned by the public in the fourth quarter 2014 as part of the Merger Transactions.

Income Taxes

Our tax expense for the three months ended March 31, 2015 is approximately $224 million as compared to $200 million for the same period of 2014. The $24 million increase in tax expense was primarily due to the impact of the Merger Transactions whereby KMI now owns the KMP and EPB limited partner units formerly owned by the public; partially offset by (i) the tax impact of significantly lower pretax earnings in 2015; (ii) a change in our effective state tax rate as a result of the Hiland acquisition; (iii) adjustments to KMI’s income tax reserve (ASC 740-10) for uncertain tax positions; and (iv) the elimination of the deferred charge related to prior years drop-downs of TGP, EPNG, and the midstream assets as a result of the Merger Transactions.

Financial Condition

General

As of March 31, 2015, we had a combined $259 million of “Cash and cash equivalents” on our consolidated balance sheet, a decrease of $56 million (18%) from December 31, 2014. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, and quarterly dividend payments to our common shareholders.

In general, we expect to fund expansion capital expenditures, acquisitions and debt principal payments through (i) additional borrowings; (ii) the issuance of additional common stock by us; and (iii) in some instances, proceeds from divestitures.

Short-term Liquidity

As of March 31, 2015 our principal sources of short-term liquidity are (i) our $4.0 billion revolving credit facility and associated $4.0 billion commercial paper program; and (ii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and have consistently generated strong cash flow from operations, providing a source of funds of $1,256 million and $1,118 million in the first three months of 2015 and 2014, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

Our short-term debt as of March 31, 2015 was $3,435 million, primarily consisting of (i) $896 million combined outstanding borrowings under our $4 billion credit facility and $4 billion commercial paper program; and (ii) a combined $2,315 million of five separate series of senior notes that mature in the next year. We intend to refinance our short-term debt through additional credit facility borrowings, commercial paper borrowings, issuing new long-term debt or equity, or with proceeds from asset sales. Our combined balance of short-term debt as of December 31, 2014 was $2,717 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,495 million and $2,610 million as of March 31, 2015 and December 31, 2014, respectively.  Our current liabilities include short-term borrowings used to finance our expansion capital expenditures which are periodically replaced with long-term financing. The overall $885 million (34%) unfavorable change from year-end 2014 was primarily due to (i) a net increase in the current portion of long-term debt; (ii) lower cash balances; offset partially by (iii) a net decrease in KMI’s credit facility and commercial paper borrowings. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of our equity issuances and our or our subsidiaries’ debt issuances.

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

Budgeting of maintenance capital expenditures is done annually on a bottom-up basis. For each of our assets, we budget for and make those maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures are generally made periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Generally, the determination of whether a capital expenditure is classified as maintenance/sustaining or as expansion capital expenditures is made on a project level. The classification of our capital expenditures as expansion capital expenditures or as maintenance capital expenditures is made consistent with our accounting policies and is generally a straightforward process, but in certain circumstances can be a matter of management judgment and discretion. The classification has an impact on cash available to pay dividends because capital expenditures that are classified as expansion capital expenditures are not deducted from DCF, while those classified as maintenance capital expenditures are. See “—Cash Flows—KMI Dividends.”

Our capital expenditures for the three months ended March 31, 2015, and the amount we expect to spend for the remainder of 2015 to grow and sustain our businesses are as follows:

	Three Months Ended March 31, 2015	2015 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)	$104	$510	$614
Discretionary capital expenditures(b)(c)	$892	$3,287	$4,179
_______

(a)
Three-month 2015, 2015 Remaining, and Total 2015 amounts include $18 million, $64 million, and $82 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Three-month 2015 amount includes an increase of $189 million related to discretionary capital expenditures of unconsolidated joint ventures and acquisitions and a decrease of a combined $108 million of net changes from accrued capital expenditures and contractor retainage.

(c)
2015 Remaining amount includes our contributions to certain unconsolidated joint ventures and small acquisitions, net of contributions estimated from unaffiliated joint venture partners for consolidated investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2014 in our 2014 Form 10-K.

Cash Flows

Operating Activities

The net increase of $138 million (12%) in cash provided by operating activities for the first three months of 2015 compared to the respective 2014 period was primarily attributable to:

•
a $106 million increase in cash from overall higher net income after adjusting our period-to-period $182 million decrease in net income for non-cash items primarily consisting of the following: (i) DD&A expenses (including amortization of excess cost of equity investments); (ii) deferred income taxes; (iii) the 2015 losses on impairments on long-lived assets and equity investments (see discussion above in “—Results of Operations”); and (iv) a net increase in legal reserves (also see discussion above in “—Results of Operations”);

•	a $47 million increase in cash primarily due to a $50 million pension contribution we made in the first three months of 2014; and

•
a $15 million decrease in cash associated with net changes in working capital items and non-current assets and liabilities. The decrease was driven, among other things, primarily by lower cash flows due to the timing of payments from our trade and related party payables and accrued tax liabilities, and was offset by a $195 million income tax refund on taxes we previously paid in 2014.

Investing Activities
The $956 million net increase in cash used in investing activities for the first three months of 2015 compared to the respective 2014 period was primarily attributable to:

•
an $899 million decrease in cash due to higher expenditures for acquisitions. The overall increase in acquisitions was primarily related to the $1,701 million (net of cash assumed) and $158 million we paid for the Hiland and the Vopak acquisitions, respectively, in the first three months of 2015, versus the $960 million we paid for the APT acquisition in the first three months of 2014. Further information regarding our acquisitions is discussed in Note 2 “Acquisitions;” and

•	a $52 million decrease in cash due to higher capital expenditures.

Financing Activities
The net increase of $842 million in cash provided by financing activities for the first three months of 2015 compared to the respective 2014 period was primarily attributable to:

•	a $1,626 million increase in cash from the issuances of our Class P shares under our equity distribution agreement;

•	a $469 million increase in cash due to lower distributions to noncontrolling interests, primarily resulting from our acquisition of the noncontrolling interests associated with KMP and EPB in 2014;

•	a $149 million increase in cash due to the combined repurchases of shares and warrants in the first three months of 2014;

•
a $684 million decrease in contributions provided by noncontrolling interests, primarily reflecting the proceeds received from the issuance of KMP’s and EPB’s common units to the public in the 2014 period and no proceeds in the 2015 period, since all of KMP’s and EPB’s common units are owned by us;

•	a $537 million decrease in cash due to higher dividend payments; and

•	a $180 million net decrease in cash from overall debt financing activities. See Note 3 “Debt” for further information regarding our debt activity.

KMI Dividends

We expect to declare dividends of $2.00 per share on our common stock for 2015, an approximately 15% increase over the 2014 declared dividends of $1.74 per share.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2014	$0.45	January 21, 2015	February 2, 2015	February 17, 2015
March 31, 2015	$0.48	April 15, 2015	April 30, 2015	May 15, 2015
_______
Our governing documents or credit agreements do not prohibit us from borrowing to pay dividends. The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. All of these matters will be taken into consideration by our board of directors in declaring dividends.

Our dividends are not cumulative. Consequently, if dividends on our common stock are not paid at the intended levels, our common stockholders are not entitled to receive those payments in the future. Our dividends generally will be paid on or about the 16th day of each February, May, August and November.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2014, in Item 7A in our 2014 Form 10-K. For more information on our risk management activities, see Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2014 Form10-K.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

4.1		Certificate of Vice President and Treasurer and Vice President and Secretary establishing the terms of Kinder Morgan, Inc.’s 5.050% Senior Notes due 2046.

4.2	*
Certificate of Vice President and Treasurer and Vice President and Secretary establishing the terms of Kinder Morgan, Inc.’s 1.500% Senior Notes due 2022 and 2.250% Senior Notes due 2027 (filed as Exhibit 4.2 to Kinder Morgan, Inc.’s Form 8-A, filed March 16, 2015 and incorporated herein by reference).

10.1		Cross Guarantee Agreement, dated as of November 26, 2014 among Kinder Morgan, Inc. and certain of its subsidiaries with Schedule I updated as of March 18, 2015.

12.1		Statement re: computation of ratio of earnings to fixed charges.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1		Mine Safety Disclosures.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) our Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2015 and 2014; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 28, 2015	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)