Form 10-Q
period 2015-06-30
KINDER MORGAN, INC.
filed 2015-07-24
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 23, 2015, the registrant had 2,191,937,071 Class P shares outstanding.

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

Common Industry and Other Terms
/d	=	per day	FASB	=	Financial Accounting Standards Board
AFUDC	=	allowance for funds used during construction	FERC	=	Federal Energy Regulatory Commission
BBtu	=	billion British Thermal Units	GAAP	=	United States Generally Accepted Accounting
Bcf	=	billion cubic feet			Principles
CERCLA	=	Comprehensive Environmental Response,	LLC	=	limited liability company
		Compensation and Liability Act	MBbl	=	thousand barrels
CO2	=	carbon dioxide or our CO2 business segment	MMBbl	=	million barrels
CPUC	=	California Public Utilities Commission	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
DD&A	=	depreciation, depletion and amortization	NYSE	=	New York Stock Exchange
EBDA	=	earnings before depreciation, depletion and	OTC	=	over-the-counter
		amortization expenses, including amortization of	PHMSA	=	United States Department of Transportation
		excess cost of equity investments			Pipeline and Hazardous Materials Safety
EPA	=	United States Environmental Protection Agency			Administration

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Natural gas sales	$677	$1,014	$1,462	$2,111
Services	1,963	1,801	3,933	3,605
Product sales and other	823	1,122	1,665	2,268
Total Revenues	3,463	3,937	7,060	7,984

Operating Costs, Expenses and Other
Costs of sales	1,085	1,610	2,175	3,253
Operations and maintenance	590	540	1,095	1,023
Depreciation, depletion and amortization	570	502	1,108	998
General and administrative	164	154	380	326
Taxes, other than income taxes	116	111	231	221
Loss on impairments and disposals of long-lived assets, net	50	7	104	3
Other income, net	(4)	—	(3)	—
Total Operating Costs, Expenses and Other	2,571	2,924	5,090	5,824

Operating Income	892	1,013	1,970	2,160

Other Income (Expense)
Earnings from equity investments	114	100	216	199
Loss on impairments of equity investments	—	—	(26)	—
Amortization of excess cost of equity investments	(14)	(11)	(26)	(21)
Interest, net	(472)	(440)	(984)	(888)
Other, net	11	13	24	26
Total Other Expense	(361)	(338)	(796)	(684)

Income Before Income Taxes	531	675	1,174	1,476

Income Tax Expense	(189)	(178)	(413)	(378)

Net Income	342	497	761	1,098

Net (Income) Loss Attributable to Noncontrolling Interests	(9)	(213)	1	(527)

Net Income Attributable to Kinder Morgan, Inc.	$333	$284	$762	$571

Class P Shares
Basic Earnings Per Common Share	$0.15	$0.27	$0.35	$0.55

Basic Weighted-Average Number of Shares Outstanding	2,175	1,028	2,158	1,028

Diluted Earnings Per Common Share	$0.15	$0.27	$0.35	$0.55

Diluted Weighted-Average Number of Shares Outstanding	2,187	1,028	2,169	1,028

Dividends Per Common Share Declared for the Period	$0.49	$0.43	$0.97	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$342	$497	$761	$1,098
Other comprehensive income (loss), net of tax
Change in fair value of derivatives utilized for hedging purposes (net of tax benefit of $34, $27, $35 and $41, respectively)	(58)	(96)	(60)	(141)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $33, $(5), $74 and $(9), respectively)	(57)	16	(129)	30
Foreign currency translation adjustments (net of tax (expense) benefit of $(9), $(17), $53 and $1, respectively)	17	56	(91)	(6)
Benefit plan adjustments (net of tax benefit (expense) of $-, $1, $(4) and $1, respectively)	—	2	6	1
Total other comprehensive loss	(98)	(22)	(274)	(116)

Comprehensive income	244	475	487	982
Comprehensive (income) loss attributable to noncontrolling interests	(9)	(197)	1	(455)
Comprehensive income attributable to KMI	$235	$278	$488	$527

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$163	$315
Accounts receivable, net	1,349	1,641
Inventories	474	459
Fair value of derivative contracts	401	535
Deferred income taxes	56	56
Other current assets	493	746
Total current assets	2,936	3,752

Property, plant and equipment, net	40,586	38,564
Investments	6,028	6,036
Goodwill	24,965	24,654
Other intangibles, net	3,677	2,302
Deferred income taxes	5,409	5,651
Deferred charges and other assets	2,009	2,090
Total Assets	$85,610	$83,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,154	$2,717
Accounts payable	1,293	1,588
Accrued interest	669	637
Accrued contingencies	351	383
Other current liabilities	1,032	1,037
Total current liabilities	6,499	6,362

Long-term liabilities and deferred credits
Long-term debt
Outstanding	39,676	38,212
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,623	1,785
Total long-term debt	41,399	40,097
Other long-term liabilities and deferred credits	2,207	2,164
Total long-term liabilities and deferred credits	43,606	42,261
Total Liabilities	50,105	48,623

Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,188,197,629 and 2,125,147,116 shares, respectively, issued and outstanding	22	21
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	38,791	36,178
Retained deficit	(3,350)	(2,106)
Accumulated other comprehensive loss	(291)	(17)
Total Kinder Morgan, Inc.’s stockholders’ equity	35,172	34,076
Noncontrolling interests	333	350
Total Stockholders’ Equity	35,505	34,426
Total Liabilities and Stockholders’ Equity	$85,610	$83,049
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$761	$1,098
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,108	998
Deferred income taxes	413	208
Amortization of excess cost of equity investments	26	21
Loss on impairments and disposals of long-lived assets, net and equity investments	130	3
Earnings from equity investments	(216)	(199)
Distributions from equity investment earnings	187	184
Pension contributions and noncash pension benefit credits	(23)	(68)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable, net	366	94
Income tax receivable	195	—
Inventories	(34)	(24)
Other current assets	50	(36)
Accounts payable	(222)	(117)
Accrued interest	9	34
Accrued contingencies and other current liabilities	(7)	101
Rate reparations, refunds and other litigation reserve adjustments	27	36
Other, net	(232)	(130)
Net Cash Provided by Operating Activities	2,538	2,203

Cash Flows From Investing Activities
Business acquisitions, net of cash acquired (Note 2)	(1,864)	(961)
Acquisitions of other assets and investments	(55)	(32)
Capital expenditures	(1,909)	(1,717)
Contributions to investments	(45)	(103)
Distributions from equity investments in excess of cumulative earnings	114	90
Other, net	15	16
Net Cash Used in Investing Activities	(3,744)	(2,707)

Cash Flows From Financing Activities
Issuance of debt	9,485	9,448
Payment of debt	(8,941)	(8,512)
Debt issue costs	(20)	(29)
Issuances of shares	2,562	—
Cash dividends	(2,006)	(860)
Repurchases of shares and warrants	(5)	(192)
Contributions from noncontrolling interests	—	1,395
Distributions to noncontrolling interests	(16)	(976)
Other, net	(1)	(1)
Net Cash Provided by Financing Activities	1,058	273

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(4)

Net decrease in Cash and Cash Equivalents	(152)	(235)
Cash and Cash Equivalents, beginning of period	315	598
Cash and Cash Equivalents, end of period	$163	$363

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$1,671	$73
Net assets contributed to equity investment	$34	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,002	$855
Cash (refunded) paid during the period for income taxes, net	$(185)	$163

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Six Months Ended June 30, 2015
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2014	2,125	$21	$36,178	$(2,106)	$(17)	$34,076	$350	$34,426
Issuances of shares	62	1	2,561			2,562		2,562
Warrants repurchased			(5)			(5)		(5)
EP Trust I Preferred security conversions	1		23			23		23
Warrants exercised			2			2		2
Amortization of restricted shares			34			34		34
Net income				762		762	(1)	761
Distributions						—	(16)	(16)
Cash dividends				(2,006)		(2,006)		(2,006)
Other			(2)			(2)		(2)
Other comprehensive loss					(274)	(274)		(274)
Ending Balance at June 30, 2015	2,188	$22	$38,791	$(3,350)	$(291)	$35,172	$333	$35,505

	Six Months Ended June 30, 2014
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	1,031	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased	(3)		(94)			(94)		(94)
Warrants repurchased			(98)			(98)		(98)
Amortization of restricted shares			27			27		27
Impact from equity transactions of KMP, EPB and KMR			20			20	(31)	(11)
Net income				571		571	527	1,098
Distributions						—	(976)	(976)
Contributions						—	1,395	1,395
Cash dividends				(860)		(860)		(860)
Other			5			5		5
Other comprehensive loss					(44)	(44)	(72)	(116)
Ending Balance at June 30, 2014	1,028	$10	$14,339	$(1,661)	$(68)	$12,620	$16,035	$28,655

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

We are the largest energy infrastructure and the third largest energy company in North America with an enterprise value of approximately $120 billion. We own an interest in or operate approximately 84,000 miles of pipelines and 165 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, which is utilized for enhanced oil recovery projects in North America.

On November 26, 2014, we completed our acquisition, pursuant to three separate merger agreements, of all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that we did not already own. The transactions, valued at approximately $77 billion, are referred to collectively as the “Merger Transactions.” On January 1, 2015, EPB and its subsidiary, EPPOC merged with and into KMP. References to EPB refer to EPB for periods prior to its merger into KMP.

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

The earnings recorded by KMP, EPB and KMR that are attributed to their units and shares, respectively, held by the public prior to November 26, 2014 are reported as “Net (income) loss attributable to noncontrolling interests” in our accompanying consolidated statements of income.

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

In the second quarter of 2015, we adopted Accounting Standards Update (ASU) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.”  This ASU is designed to simplify presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as an offset to the carrying amount of that debt liability, consistent with debt discounts.  The application of this new accounting guidance resulted in the reclassification of $159 million and $149 million of debt issuance costs from “Deferred charges and other assets” to “Debt fair value adjustments” in our accompanying consolidated balance sheets as of  June 30, 2015 and December 31, 2014, respectively.

Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2014 Form 10-K.

Impairments

During the three and six months ended June 30, 2015, we recorded non-cash pre-tax impairment charges of $59 million and $136 million, respectively. These amounts include $48 million and $99 million of impairments for the three and six months ended June 30, 2015, respectively, due to our decision to sell certain gas gathering and processing assets within our Oklahoma midstream operations and the continued deterioration of the commodity price environment, and $26 million for the six months ended June 30, 2015 related to our investments in Fort Union Gas Gathering L.L.C. and Bighorn Gas Gathering L.L.C., which are all included in our Natural Gas Pipelines business segment.

As conditions warrant, management routinely evaluates its assets for potential triggering events that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, property plant and equipment, including oil and gas properties and in-process construction, equity investments, goodwill and other intangibles. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to customer credit worthiness, future cash flow estimates, future volume expectations, current and future commodity prices, management’s decisions to dispose of certain assets, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may necessitate further impairments to the carrying value of our assets. Such non-cash impairments could have a significant effect on our results of operations.

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

The following tables set forth the allocation of net income available to shareholders for Class P shares and for participating securities and the reconciliation of Basic Weighted-Average Number of Shares Outstanding to Diluted Weighted-Average Number of Shares Outstanding (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Class P	$330	$281	$756	$565
Participating securities(a)	3	3	6	6
Net Income Attributable to Kinder Morgan, Inc.	$333	$284	$762	$571

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic Weighted-Average Number of Shares Outstanding	2,175	1,028	2,158	1,028
Effect of dilutive securities:
Warrants(b)	12	—	11	—
Diluted Weighted-Average Number of Shares Outstanding	2,187	1,028	2,169	1,028
________

(a)
Participating securities are unvested restricted stock awards, which may be stock or stock units issued to management employees and include non-forfeitable dividend equivalent payments. As of June 30, 2015, there were approximately 7 million such restricted stock awards.

(b)	Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017.

The following potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unvested restricted stock awards	7	7	7	7
Warrants to purchase our Class P shares	287	309	288	325
Convertible trust preferred securities	8	10	9	10

2.  Acquisitions

Hiland Partners, LP

On February 13, 2015, we acquired Hiland Partners, LP, a privately held Delaware limited partnership (Hiland) for aggregate consideration of approximately $3,120 million, including assumed debt. Approximately $368 million of the debt assumed was immediately paid down after closing. Hiland’s assets consist primarily of crude oil gathering and transportation pipelines and gas gathering and processing systems, primarily handling production from the Bakken Formation in North Dakota and Montana. The acquired gathering and processing assets are included in our Natural Gas Pipelines business segment while the acquired crude transport pipeline (Double H pipeline) is included in our Products Pipelines business segment.

Vopak Terminal Assets

On February 27, 2015, we acquired three U.S. terminals and one undeveloped site from Royal Vopak (Vopak) for approximately $158 million in cash. The acquisition included (i) a 36-acre, 1,069,500-barrel storage facility at Galena Park, Texas that handles base oils, biodiesel and crude oil and is immediately adjacent to our Galena Park terminal facility; (ii) two terminals in North Carolina: one in North Wilmington that handles chemicals and black oil and the other in South Wilmington that is not currently operating; and (iii) an undeveloped waterfront access site in Perth Amboy, New Jersey. We include the acquired assets as part of the Terminals business segment.

Our preliminary allocation of the purchase price for each of our significant acquisitions during the six months ended June 30, 2015 (in millions) is detailed below. The evaluation of the assigned fair values is ongoing and subject to adjustment.

	Acquisitions
	Hiland	Vopak Terminal Assets
Purchase Price Allocation:
Current assets	$82	$2
Property, plant and equipment	1,495	155
Goodwill	316	7
Other intangibles(a)	1,481	—
Total assets acquired	3,374	164
Current liabilities	(250)	(2)
Debt	(1,411)	—
Other liabilities	(4)	(4)
Cash consideration	$1,709	$158
_______

(a)	Relates to customer contracts and relationships with a weighted average amortization period of 16.4 years.

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

Subsequent Event - Acquisition of Remaining Interests in Elba Liquefaction Company (ELC)

On July 15, 2015, we purchased from Shell US Gas & Power LLC (Shell) for $200 million its 49% interest in a joint venture, ELC, that was formed to develop liquefaction facilities at Elba Island, Georgia. The purchase gives us full ownership and control of ELC. Shell continues to subscribe to 100% of the liquefaction capacity.

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

	June 30, 2015	December 31, 2014
KMI
Senior notes, 1.50% through 8.25%, due 2015 through 2098(a)	$13,381	$11,438
Credit facility due November 26, 2019(b)	—	850
Commercial paper borrowings(b)	619	386
KMP
Senior notes, 2.65% through 9.00%, due 2015 through 2044(c)	20,360	20,660
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
CIG senior notes, 5.95% through 6.85%, due 2015 through 2037	440	475
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other Subsidiary Borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
Hiland Partners Holdings LLC, senior notes, 5.50% and 7.25%, due 2020 and 2022(d)	975	—
EPC Building, LLC, promissory note, 3.967%, due 2015 through 2035	448	453
Preferred securities, 4.75%, due March 31, 2028	222	280
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Other miscellaneous debt	301	303
Total debt – KMI and Subsidiaries	42,930	41,029
Less: Current portion of debt(e)	3,154	2,717
Total long-term debt – KMI and Subsidiaries(f)	$39,776	$38,312
_______

(a)
June 30, 2015 amount includes senior notes that are denominated in Euros and have been converted and are reported at the June 30, 2015 exchange rate of 1.1147 U.S. dollars per Euro. From the issuance date of these senior notes in March 2015 through June 30, 2015, our debt increased by $36 million as a result of the change in the exchange rate of U.S dollars per Euro. We entered into cross-currency swap agreements associated with these senior notes (see Note 5 “Risk Management—Foreign Currency Risk Management”).

(b)	As of June 30, 2015 and December 31, 2014, the weighted average interest rates on our credit facility borrowings, including commercial paper borrowings, were 1.05% and 1.54%, respectively.

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

(f)
Excludes our “Debt fair value adjustments” which, as of June 30, 2015 and December 31, 2014, increased our combined debt balances by $1,623 million and $1,785 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs (resulting from the implementation of ASU No. 2015-03) and purchase accounting on our debt balances, our debt fair value adjustments also include (i) amounts associated with the offsetting entry for hedged debt; and (ii) any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

Credit Facilities

As of June 30, 2015, we had no amounts outstanding under our five-year $4.0 billion revolving credit facility, $619 million outstanding under our $4.0 billion commercial paper program and $123 million in letters of credit. Our availability under this facility as of June 30, 2015 was $3,258 million. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

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

Hiland Debt Acquired

As of the February 13, 2015 Hiland acquisition date, we assumed (i) $975 million in principal amount of senior notes (which were valued at $1,043 million as of the acquisition date) and (ii) $368 million of other borrowings that were immediately repaid after closing, primarily consisting of borrowings outstanding under a revolving credit facility. The senior notes are subject to our cross guarantee agreement discussed in Note 11.

Long-term Debt Issuances and Repayments
Apart from the assumption of the Hiland debt discussed above, following are significant long-term debt issuances and repayments made during the six months ended June 30, 2015:

Issuances	$800 million 5.05% notes due 2046
$815 million 1.50% notes due 2022(a)
$543 million 2.25% notes due 2027(a)

Repayments	$300 million 5.625% notes due 2015
$250 million 5.15% notes due 2015
_______

(a)
Senior notes are denominated in Euros and are presented above in U.S. dollars at the exchange rate on the issuance date of 1.086 U.S. dollars per Euro. We entered into cross-currency swap agreements associated with these senior notes (see Note 5 “Risk Management—Foreign Currency Risk Management”).

4.  Stockholders’ Equity

Common Equity

As of June 30, 2015, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 10 to our consolidated financial statements included in our 2014 Form 10-K.

On June 12, 2015, we announced that our board of directors approved a warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of warrants. As of June 30, 2015, we had $98 million of availability remaining under the above announced program. As of December 31, 2014, we had $2 million available for repurchases under our 2014 repurchase program, which was exhausted in June 2015.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares of our Class P common stock having an aggregate offering of up to $5,000 million from time to time during the term of this agreement. During the six months ended June 30, 2015, we issued and sold 62,079,878 shares of our Class P common stock pursuant to the equity distribution agreement, and issued an additional 968,900 shares after June 30, 2015 to settle sales made on or before June 30, 2015, resulting in net proceeds of $2,599 million.

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Per common share cash dividend declared for the period	$0.49	$0.43	$0.97	$0.85
Per common share cash dividend paid in the period	$0.48	$0.42	$0.93	$0.83

On July 15, 2015, our board of directors declared a cash dividend of $0.49 per share for the quarterly period ended June 30, 2015, which is payable on August 14, 2015 to shareholders of record as of July 31, 2015.

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

As of December 31, 2014, we had discontinued hedge accounting on certain of our crude derivative contracts as we did not expect them to be highly effective, for accounting purposes, in offsetting the variability in cash flows. This was caused primarily by volatility in basis differentials. As the forecasted transactions are still probable, accumulated gains and losses remain in other comprehensive income until earnings are impacted by the forecasted transactions. Changes in the derivative contracts’ fair value subsequent to the discontinuance of hedge accounting are reported in earnings. We may re-designate certain of these hedging relationships if their expected effectiveness improves.
Energy Commodity Price Risk Management

As of June 30, 2015, we had entered into the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(12.0)	MMBbl
Crude oil basis	(11.4)	MMBbl
Natural gas fixed price	(55.6)	Bcf
Natural gas basis	(30.4)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(14.8)	MMBbl
Crude oil basis	(1.5)	MMBbl
Natural gas fixed price	(26.3)	Bcf
Natural gas basis	(34.7)	Bcf
NGL fixed price	(83.6)	MMBbl

As of June 30, 2015, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2017. We have additional economic hedge contracts not designated as accounting hedges through December 2019.

Interest Rate Risk Management

As of June 30, 2015 and December 31, 2014, we had a combined notional principal amount of $9,700 million and $9,200 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London Interbank Offered Rate (LIBOR) plus a spread.  All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of June 30, 2015, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

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

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	Balance sheet location	Fair value		Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$198	$309	$(42)	$(34)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	46	6	(5)	—
Subtotal		244	315	(47)	(34)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	147	143	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	201	260	(86)	(53)
Subtotal		348	403	(86)	(53)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(22)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	13	—	(9)	—
Subtotal		13	—	(31)	—
Total		605	718	(164)	(87)

Derivatives not designated as hedging contracts
Natural gas, crude and NGL derivative contracts	Fair value of derivative contracts/(Other current liabilities)	47	73	(6)	(2)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	111	196	(7)	—
Subtotal		158	269	(13)	(2)
Power derivative contracts	Fair value of derivative contracts/(Other current liabilities)	9	10	(46)	(57)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	—	(16)
Subtotal		9	10	(46)	(73)
Total		167	279	(59)	(75)
Total derivatives		$772	$997	$(223)	$(162)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014

Interest rate swap agreements	Interest expense	$(233)	$57	$(88)	$112

Hedged fixed rate debt	Interest expense	$256	$(57)	$117	$(112)

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Energy commodity derivative contracts	$(82)	$(88)	Revenues—Natural gas sales	$1	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	37	(19)	Revenues—Product sales and other	3	(27)
			Costs of sales	(14)	5	Costs of sales	—	—
Interest rate swap agreements	1	(8)	Interest expense	—	(2)	Interest expense	—	—
Cross-currency swap	23	—	Other, net	33	—
Total	$(58)	$(96)	Total	$57	$(16)	Total	$3	$(27)

Derivatives in cash flow hedging relationships	Amount of gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location of gain/(loss) reclassified from Accumulated OCI into income (effective portion)	Amount of gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
	2015	2014		2015	2014		2015	2014
Energy commodity derivative contracts	$(47)	$(131)	Revenues—Natural gas sales	$25	$(9)	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	101	(25)	Revenues—Product sales and other	10	(32)
			Costs of sales	(19)	6	Costs of sales	—	—
Interest rate swap agreements	(2)	(10)	Interest expense	(1)	(2)	Interest expense	—	—
Cross-currency swap	(11)	—	Other, net	23	—
Total	$(60)	$(141)	Total	$129	$(30)	Total	$10	$(32)
_________

(a)
We expect to reclassify an approximate $182 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of June 30, 2015 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location of gain/(loss) recognized in income on derivatives	Amount of gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Energy commodity derivative contracts	Revenues—Natural gas sales	$(2)	$(9)	$3	$(16)
	Revenues—Product sales and other	(40)	2	4	1
	Costs of sales	3	(3)	—	7
	Other expense (income)	—	—	—	(2)
Total(a)		$(39)	$(10)	$7	$(10)
_______
(a) For the three and six months ended June 30, 2015, includes approximate gains of $7 million and $2 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks
In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both June 30, 2015 and December 31, 2014, we had $20 million of outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2015 and December 31, 2014, we had cash margins of $24 million and $47 million posted as collateral and $12 million and $13 million, respectively, held as collateral.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of June 30, 2015, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss
Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows (in millions):

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive income/(loss)
Balance as of December 31, 2014	$327	$(108)	$(236)	$(17)
Other comprehensive loss before reclassifications	(60)	(91)	6	(145)
Amounts reclassified from accumulated other comprehensive loss	(129)	—	—	(129)
Net current-period other comprehensive loss	(189)	(91)	6	(274)
Balance as of June 30, 2015	$138	$(199)	$(230)	$(291)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(56)	(2)	2	(56)
Amounts reclassified from accumulated other comprehensive loss	12	—	—	12
Net current-period other comprehensive loss	(44)	(2)	2	(44)
Balance as of June 30, 2014	$(47)	$—	$(21)	$(68)

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of June 30, 2015
Energy commodity derivative contracts(a)	$32	$370	$9	$411	$(52)	$(12)	$347
Interest rate swap agreements	$—	$348	$—	$348	$(62)	$—	$286
Cross-currency swap agreements	$—	$13	$—	$13	$(13)	$—	$—
As of December 31, 2014
Energy commodity derivative contracts(a)	$49	$533	$12	$594	$(46)	$(13)	$535
Interest rate swap agreements	$—	$403	$—	$403	$(44)	$—	$359

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(c)
As of June 30, 2015
Energy commodity derivative contracts(a)	$(6)	$(54)	$(46)	$(106)	$52	$24	$(30)
Interest rate swap agreements	$—	$(86)	$—	$(86)	$62	$—	$(24)
Cross-currency swap agreements	$—	$(31)	$—	$(31)	$13	$—	$(18)
As of December 31, 2014
Energy commodity derivative contracts(a)	$(25)	$(11)	$(73)	$(109)	$46	$47	$(16)
Interest rate swap agreements	$—	$(53)	$—	$(53)	$44	$—	$(9)
_______

(a)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate swaps and options. Level 3 consists primarily of power derivative contracts.

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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives-net asset (liability)
Beginning of Period	$(49)	$(100)	$(61)	$(110)
Total gains or (losses)
Included in earnings	—	(21)	—	(14)
Included in other comprehensive loss	—	(9)	—	(10)
Settlements	12	14	24	18
End of Period	$(37)	$(116)	$(37)	$(116)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$1	$(13)	$3	$(16)

As of June 30, 2015, our Level 3 derivative assets and liabilities consisted primarily of power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (the carrying amounts below include both short-term and long-term and debt fair value adjustments), is disclosed below (in millions):

	June 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$44,553	$43,790	$42,814	$43,582

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both June 30, 2015 and December 31, 2014.

7.  Reportable Segments
 Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,091	$2,464	4,268	5,021
Intersegment revenues	5	1	8	5
CO2	353	454	799	937
Terminals
Revenues from external customers	469	420	926	811
Intersegment revenues	1	1	1	1
Products Pipelines
Revenues from external customers	477	524	921	1,058
Intersegment revenues	1	—	1	—
Kinder Morgan Canada	65	68	125	137
Other	(1)	(2)	3	2
Total segment revenues	3,461	3,930	7,052	7,972
Other revenues	9	9	18	18
Less: Total intersegment revenues	(7)	(2)	(10)	(6)
Total consolidated revenues	$3,463	$3,937	$7,060	$7,984

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment Earnings Before DD&A(a)
Natural Gas Pipelines	$928	$955	$1,943	$2,025
CO2	240	332	576	695
Terminals	279	233	549	443
Products Pipelines	277	202	523	410
Kinder Morgan Canada	37	40	78	88
Other	(40)	—	(46)	7
Total segment earnings before DD&A	1,721	1,762	3,623	3,668
DD&A expense	(570)	(502)	(1,108)	(998)
Amortization of excess cost of equity investments	(14)	(11)	(26)	(21)
Other revenues	9	9	18	18
General and administrative expense	(164)	(154)	(380)	(326)
Interest expense, net of unallocable interest income	(472)	(444)	(986)	(894)
Unallocable income tax expense	(168)	(163)	(380)	(349)
Total consolidated net income	$342	$497	$761	$1,098

	June 30, 2015	December 31, 2014
Assets
Natural Gas Pipelines	$54,450	$52,532
CO2	5,124	5,227
Terminals	9,212	8,850
Products Pipelines	8,402	7,179
Kinder Morgan Canada	1,525	1,593
Other	436	455
Total segment assets	79,149	75,836
Corporate assets(b)	6,402	7,157
Assets held for sale	59	56
Total consolidated assets	$85,610	$83,049

_______

(a)
We evaluate performance based on each segment’s earnings before DD&A. Amounts include revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income), net, and losses on impairments and disposals of long-lived assets, net and equity investments. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense	$189	$178	$413	$378
Effective tax rate	35.6%	26.4%	35.2%	25.6%

Income tax expense for the three months ended June 30, 2015 is approximately $189 million resulting in an effective tax rate of 35.6%, as compared with $178 million income tax expense and an effective tax rate of 26.4%, for the same period of 2014. The effective tax rate for the three months ended June 30, 2015 is slightly higher than the statutory federal rate of 35% primarily due to state and foreign income taxes, partially offset by dividend-received deductions from our investment in Citrus Corporation (Citrus).

Income tax expense for the six months ended June 30, 2015 is approximately $413 million resulting in an effective tax rate of 35.2%, as compared with $378 million income tax expense and an effective tax rate of 25.6%, for the same period of 2014. The effective tax rate for the six months ended June 30, 2015 is marginally higher than the statutory federal rate of 35% primarily due to state and foreign income taxes, offset by (i) dividend-received deductions from our investment in Citrus and (ii) the change in the effective state tax rate as a result of the Hiland acquisition.

The effective tax rate for the three months ended June 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s and EPB’s income tax provision, (ii) dividend-received deductions from our investment in Citrus, and (iii) adjustments to our income tax reserve for uncertain tax positions. These decreases are partially offset by (i) state income taxes and (ii) the amortization of the deferred charge recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets.

The effective tax rate for the six months ended June 30, 2014 is lower than the statutory federal rate of 35% primarily due to (i) the net effect of consolidating KMP’s and EPB’s income tax provision, and (ii) dividend-received deductions from our investment in Citrus. These decreases are partially offset by (i) state income taxes and (ii) the amortization of the deferred charge recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets.

As of June 30, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions is $160 million, a decrease of $29 million from the December 31, 2014 balance of $189 million. This $29 million decrease in unrecognized tax benefits resulted primarily from the settlement of a claim for refund and certain statute of limitations expiration related to state income taxes.

9.  Litigation, Environmental and Other Contingencies

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

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it will apply its findings in Opinion 517-A to the same issues in the 2010 rate case. EPNG is evaluating Opinion 517-A and considering its appellate options. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. EPNG sought rehearing on certain issues in Opinion 528. As required by Opinion 528, EPNG filed revised pro forma recalculated rates consistent with the terms of Opinion 528. The FERC also required an Administrative Law Judge (ALJ) to conduct an additional hearing concerning one of the issues in Opinion 528. On September 17, 2014, the ALJ issued an initial decision finding certain shippers qualify for lower rates under a prior settlement. EPNG has sought FERC review of the ALJ decision. EPNG believes it has an appropriate reserve related to the findings in Opinions 517-A and 528 for both rate cases. We do not expect refunds in these cases to have an impact on our dividends to our shareholders.

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

By notice dated October 25, 2013, UPRR demanded the payment of $22.3 million in rent for the first year of the next ten-year period beginning January 1, 2014, which SFPP rejected.

On November 5, 2014, the Court of Appeals issued an opinion which reversed the judgment, including the award of prejudgment interest, and remanded the matter to the trial court for a determination of UPRR’s property interest in its right-of-way, including whether UPRR has sufficient interest to grant SFPP’s easements. UPRR filed a petition for rehearing with the Court of Appeals, and a subsequent petition for review to the California Supreme Court, both of which were denied.

On April 23, 2015, after the above-referenced decision by the California Court of Appeals which held that UPRR does not own the subsurface rights to grant certain easements and may not be able to collect rent from those easements, a purported class action lawsuit was filed in the U.S. District Court for the Northern District of California (Case No. 01842) by private landowners in California who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. Fourteen substantially similar and follow-on lawsuits have been filed in federal courts by landowners in Oregon, Nevada, Arizona, New Mexico and Texas. These suits, which are brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, assert claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” for declaratory judgment, trespass, ejectment, quiet title, unjust enrichment, accounting, and alleged unlawful business acts and practices arising from defendants’ alleged improper use or occupation of subsurface real property. SFPP views these cases as primarily a dispute between UPRR and the plaintiffs. UPRR purported to grant SFPP a network of subsurface pipeline easements along UPRR’s railroad right-of-way. SFPP relied on the validity of those easements and paid rent to UPRR for the value of those easements. We believe we have recorded a right-of-way liability sufficient to cover our potential liability, if any, for back rent.

SFPP and UPRR are also engaged in multiple disputes over the circumstances under which SFPP must pay for a relocation of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In July 2006, a trial before a judge regarding the circumstances under which SFPP must pay for relocations concluded, and the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. SFPP appealed this decision, and in December 2008, the appellate court affirmed the decision. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party is seeking declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. A trial occurred in the fourth quarter of 2011, with a verdict having been reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. On June 13, 2014, the trial court issued a statement of decision addressing all of the causes of action and defenses and resolved those matters against SFPP, consistent with the jury’s verdict. On June 29, 2015, the parties entered into a confidential settlement of all of the claims relating to the project in Beaumont Hills and the case was dismissed.

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

Plains Gas Solutions, LLC v. Tennessee Gas Pipeline Company, L.L.C. et al.

On October 16, 2013, Plains Gas Solutions, LLC (Plains) filed a petition in the 151st Judicial District Court for Harris County, Texas (Case No. 62528) against TGP, Kinetica Partners, LLC and two other Kinetica entities. The case was removed to the United States District Court for the Southern District of Texas. The suit arises from the sale by TGP of the Cameron System in Louisiana to Kinetica Partners, LLC on September 1, 2013. Plains alleges that defendants breached a straddle agreement requiring that gas on the Cameron System be committed to Plains’ Grand Chenier gas-processing facility, that requisite daily volume reports were not provided, that TGP improperly assigned its obligations under the straddle agreement to Kinetica, and that defendants interfered with Plains’ contracts with producers. The petition alleges damages of at least $100 million. Under the Amended and Restated Purchase and Sale Agreement with Kinetica, Kinetica is obligated to defend and indemnify TGP in connection with the gas commitment and reporting claims. After agreeing initially to defend and indemnify TGP against such claims, Kinetica withdrew its defense and disputed its indemnity obligation. We intend to vigorously defend the suit and pursue Kinetica, if necessary, for indemnity and costs of defense.

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso Corporation, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II were consolidated into one proceeding. Motions to dismiss were filed in Brinckerhoff III and Brinckerhoff IV, and such motions remain pending. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial in late 2014 on the remaining claims. On April 20, 2015, the Court issued a post-trial memorandum opinion (Memorandum Opinion) in Brinckerhoff II entering judgment in favor of all of the defendants other than the general partner of EPB, but finding the general partner liable for breach of contract in connection with EPB’s purchase of 49% interests in Elba and SLNG and a 15% interest in SNG in a $1.13 billion drop-down transaction that closed on November 19, 2010 (Fall Dropdown), prior to our acquisition of El Paso Corporation in 2012. In its Memorandum Opinion, the Court determined that EPB suffered damages of $171 million from the Fall Dropdown, which the Court determined to be the amount that EPB overpaid for Elba. We believe the claim is derivative in nature and was extinguished by our acquisition on November 26, 2014, pursuant to a merger agreement, of all of the outstanding common units of EPB that we did not already own.  On December 2, 2014, we filed a motion to dismiss the remaining claims in Brinckerhoff II based upon our acquisition of all of the outstanding common units of EPB. Pursuant to the Court’s scheduling order, we filed a brief in support of our motion to dismiss on May 29, 2015. Oral argument on the motion is set for July 30, 2015. In the event our motion to dismiss is denied, we will consider an appeal to the Delaware Supreme Court once a final decision is issued. At the present time, we do not believe that an ultimate award, if any, will have a material financial impact on our Company. We continue to believe the transactions at issue were appropriate and in the best interests of EPB and we intend to continue to defend the lawsuits vigorously.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed by purchasers of natural gas against El Paso Corporation, El Paso Marketing L.P. and numerous other energy companies based on a claim under state antitrust law that such defendants conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which were pending in Nevada federal court, were dismissed, but the dismissal was reversed by the 9th Circuit Court of Appeals. The U.S. Supreme Court affirmed the 9th Circuit Court of Appeals in a decision dated April 21, 2015, and the cases were then remanded to the Nevada federal court for further consideration and trial, if necessary, of numerous remaining issues. Although damages in excess of $140 million have been alleged in total against all defendants in one of the remaining lawsuits where a damage number is provided, there remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, that may be allocated to us. Therefore, our costs and legal exposure related to the remaining outstanding lawsuits and claims are not currently determinable.

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

The KMP plaintiffs allege that (i) KMR, KMGP, and individual defendants breached duties under the KMP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI, KMP, KMR, P Merger Sub LLC, and individual defendants tortiously interfered with the rights of the plaintiffs and the putative class under the KMP partnership agreement by causing KMGP to breach its duties under the KMP partnership agreement. The complaint seeks declaratory relief that the transactions were unlawful and unenforceable, reformation, rescission, rescissory or compensatory damages, interest, and attorneys’ and experts’ fees and costs. On December 30, 2014, the defendants moved to dismiss the complaint. Oral argument on defendants’ motion to dismiss occurred on June 12, 2015 and the motion remains under consideration by the Court. On April 2, 2015, the EPB plaintiff and the defendants submitted a stipulation and proposed order of dismissal, agreeing to dismiss all claims brought by the EPB plaintiff with prejudice as to the EPB lead plaintiff and without prejudice to all other members of the putative EPB class. The Court entered such order on April 2, 2015. The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.

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

General

As of June 30, 2015 and December 31, 2014, our total reserve for legal matters was $470 million and $400 million, respectively. The reserve primarily relates to various claims from regulatory rate and right-of-way proceedings arising in our products pipeline segment and natural gas pipeline segment’s regulatory rate proceedings as well as certain corporate matters. The overall increase in the reserve from December 31, 2014 related to certain legal developments during the quarter on corporate matters.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision (ROD). Currently, KMLT and 90 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. We expect the RI/FS process to conclude in 2016, after which the EPA is expected to develop a proposed plan leading to a ROD targeted for 2017. The allocation process will follow the issuance of the ROD with an expected completion date of 2017. We anticipate that the cleanup activities will begin within one year of the issuance of the ROD.

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

On February 20, 2013, the City of San Diego filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 21, 2015, the Court of Appeals issued a memorandum decision which affirmed the District Court’s summary judgment in our favor with respect to the City’s claim under California Safe Drinking Water and Toxic Enforcement Act, but reversed the District Court’s summary judgment decision in our favor on the City’s remaining claims, and also reversed the District Court’s decision to exclude the City’s expert testimony. On July 14, 2015, the Court of Appeals denied our petition for rehearing and will issue a mandate sending the case back to the U.S. District Court. We expect to pursue additional potentially dispositive motions before the U.S. District Court and intend to continue to vigorously defend the case.

This site remains under the regulatory oversight and order of the California Regional Water Quality Control Board (RWQCB).  SFPP has completed the soil and groundwater remediation at the City of San Diego’s stadium property site and conducted quarterly sampling and monitoring through 2014 as part of the compliance evaluation required by the RWQCB. SFPP expects the RWQCB to issue a notice of no further action with respect to the stadium property site. SFPP’s remediation effort is now focused on its adjacent Mission Valley Terminal site.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso Corporation entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group (JDG) of approximately 70 cooperating parties which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, a remedial investigation and feasibility study (RI/FS) of the Site is presently estimated to be completed by 2015. Under the second AOC, the JDG members are conducting a CERCLA removal action at the Passaic River Mile 10.9, including the dredging of sediment in mud flats at this location of the river to a depth of two feet and installation of a cap. The dredging was completed in 2013 and capping work was completed in June 2014. We have established a reserve for the anticipated cost of compliance with the AOCs.

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

No final remedy for this portion of the Site will be selected until the public comment and response period for the FFS is completed and the Record of Decision (ROD) is issued by EPA, which is expected in September 2015. Until the ROD is issued, there is uncertainty about what remedy will be implemented and the extent of potential costs. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. The draft RI/FS was submitted by the CPG earlier in 2015 and proposes a different remedy than the FFS announced by the EPA. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

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

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. The case was removed to the U.S. District Court for the Eastern District of Louisiana, but it has since been remanded to the state district court. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. TGP responded to Kinetica by reasserting TGP’s demand for defense and indemnity and reserving its rights.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2015 and December 31, 2014, we have accrued a total reserve for environmental liabilities in the amount of $321 million and $340 million, respectively. In addition, as of both June 30, 2015 and December 31, 2014, we have recorded a receivable of $14 million, for expected cost recoveries that have been deemed probable.

10. Recent Accounting Pronouncements

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for U.S. public companies for annual reporting periods beginning after December 15, 2017, including interim reporting periods (January 1, 2018 for us). Early adoption is permitted for the interim periods within the adoption year. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition.

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

11. Guarantee of Securities of Subsidiaries

KMI, along with its direct and indirect subsidiaries KMP and Copano, are issuers of certain public debt securities. After the completion of the Merger Transactions, KMI, KMP, Copano and substantially all of KMI’s wholly owned domestic subsidiaries, entered into a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as Subsidiary Non-Guarantors, the parent issuer, subsidiary issuers and other subsidiaries are all guarantors of each series of public debt. As a result of the cross guarantee agreement, a holder of any of the guaranteed public debt securities issued by KMI, KMP or Copano are in the same position with respect to the net assets, income and cash flows of KMI and the Subsidiary Issuers and Guarantors. The only amounts that are not available to the holders of each of the guaranteed public debt securities to satisfy the repayment of such securities are the net assets, income and cash flows of the Subsidiary Non-Guarantors.

In lieu of providing separate financial statements for each subsidiary issuer and guarantor, we have included the accompanying condensed consolidating financial statements based on Rule 3-10 of the SEC’s Regulation S-X.  We have presented each of the parent and subsidiary issuers in separate columns in this single set of condensed consolidating financial statements.

Excluding fair value adjustments, as of June 30, 2015, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, and Subsidiary Guarantors had $14,000 million, $20,360 million, $332 million, and $7,224 million of Guaranteed Notes outstanding, respectively.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying June 30, 2015 condensed consolidating balance sheets are approximately $178 million of capitalized lease debt that is not subject to the cross guarantee agreement.

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

A significant amount of each Issuers’ income and cash flow is generated by its respective subsidiaries.  As a result, the funds necessary to meet its debt service and/or guarantee obligations are provided in large part by distributions or advances it receives from its respective subsidiaries.  We utilize a centralized cash pooling program among our majority-owned and consolidated subsidiaries, including the Subsidiary Issuers and Guarantors and Subsidiary Non-Guarantors. The following Condensed Consolidating Statements of Cash Flows present the intercompany loan and distribution activity, as well as cash collection and payments made on behalf of our subsidiaries, as cash activities.

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

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$10	$—	$—	$3,050	$414	$(11)	$3,463

Operating costs, expenses and other
Costs of sales	—	—	—	989	95	1	1,085
Depreciation, depletion and amortization	5	—	—	473	92	—	570
Other operating expenses	38	—	—	767	123	(12)	916
Total operating costs, expenses and other	43	—	—	2,229	310	(11)	2,571

Operating (loss) income	(33)	—	—	821	104	—	892

Other income (expense)
Earnings (losses) from consolidated subsidiaries	483	666	(5)	586	15	(1,745)	—
Earnings from equity investments	—	—	—	114	—	—	114
Interest, net	(97)	34	(12)	(397)	—	—	(472)
Amortization of excess cost of equity investments and other, net	—	—	—	(5)	2	—	(3)

Income (loss) before income taxes	353	700	(17)	1,119	121	(1,745)	531

Income tax expense	(20)	(2)	—	(159)	(8)	—	(189)

Net income (loss)	333	698	(17)	960	113	(1,745)	342
Net income attributable to noncontrolling interests	—	—	—	—	—	(9)	(9)
Net income (loss) attributable to controlling interests	$333	$698	$(17)	$960	$113	$(1,754)	$333

Net Income (loss)	$333	$698	$(17)	$960	$113	$(1,745)	$342
Total other comprehensive (loss) income	(98)	(139)	—	(206)	23	322	(98)
Comprehensive income (loss)	235	559	(17)	754	136	(1,423)	244
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(9)	(9)
Comprehensive income (loss) attributable to controlling interests	$235	$559	$(17)	$754	$136	$(1,432)	$235

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,505	$422	$1	$3,937

Operating costs, expenses and other
Costs of sales	—	—	—	1,460	137	13	1,610
Depreciation, depletion and amortization	5	—	—	410	87	—	502
Other operating expenses	12	2	8	674	128	(12)	812
Total operating costs, expenses and other	17	2	8	2,544	352	1	2,924

Operating (loss) income	(8)	(2)	(8)	961	70	—	1,013

Other income (expense)
Earnings from consolidated subsidiaries	467	824	56	433	471	(2,251)	—
Earnings from equity investments	—	—	—	100	—	—	100
Interest, net	(130)	(28)	(11)	(255)	(16)	—	(440)
Amortization of excess cost of equity investments and other, net	—	—	—	—	2	—	2

Income before income taxes	329	794	37	1,239	527	(2,251)	675

Income tax expense	(7)	(2)	—	(18)	(151)	—	(178)

Net income	322	792	37	1,221	376	(2,251)	497
Net income attributable to noncontrolling interests	(38)	(43)	—	—	—	(132)	(213)
Net income attributable to controlling interests	$284	$749	$37	$1,221	$376	$(2,383)	$284

Net Income	$322	$792	$37	$1,221	$376	$(2,251)	$497
Total other comprehensive (loss) income	(8)	(33)	—	(45)	65	(1)	(22)
Comprehensive income	314	759	37	1,176	441	(2,252)	475
Comprehensive income attributable to noncontrolling interests	(36)	(39)	—	—	—	(122)	(197)
Comprehensive income attributable to controlling interests	$278	$720	$37	$1,176	$441	$(2,374)	$278

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$19	$—	$—	$6,276	$789	$(24)	$7,060

Operating costs, expenses and other
Costs of sales	—	—	—	1,990	184	1	2,175
Depreciation, depletion and amortization	10	—	—	915	183	—	1,108
Other operating expenses	50	38	1	1,452	291	(25)	1,807
Total operating costs, expenses and other	60	38	1	4,357	658	(24)	5,090

Operating (loss) income	(41)	(38)	(1)	1,919	131	—	1,970

Other income (expense)
Earnings (losses) from consolidated subsidiaries	1,088	1,549	(28)	1,134	31	(3,774)	—
Earnings from equity investments	—	—	—	190	—	—	190
Interest, net	(201)	7	(24)	(752)	(14)	—	(984)
Amortization of excess cost of equity investments and other, net	—	—	—	(8)	6	—	(2)

Income (loss) before income taxes	846	1,518	(53)	2,483	154	(3,774)	1,174

Income tax expense	(84)	(4)	—	(316)	(9)	—	(413)

Net income (loss)	762	1,514	(53)	2,167	145	(3,774)	761
Net loss attributable to noncontrolling interests	—	—	—	—	—	1	1
Net income (loss) attributable to controlling interests	$762	$1,514	$(53)	$2,167	$145	$(3,773)	$762

Net Income (loss)	$762	$1,514	$(53)	$2,167	$145	$(3,774)	$761
Total other comprehensive loss	(274)	(377)	—	(501)	(141)	1,019	(274)
Comprehensive income (loss)	488	1,137	(53)	1,666	4	(2,755)	487
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	1	1
Comprehensive income (loss) attributable to controlling interests	$488	$1,137	$(53)	$1,666	$4	$(2,754)	$488

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$18	$—	$—	$7,135	$828	$3	$7,984

Operating costs, expenses and other
Costs of sales	—	—	—	2,957	269	27	3,253
Depreciation, depletion and amortization	10	—	—	809	179	—	998
Other operating expenses	20	3	15	1,313	246	(24)	1,573
Total operating costs, expenses and other	30	3	15	5,079	694	3	5,824

Operating (loss) income	(12)	(3)	(15)	2,056	134	—	2,160

Other income (expense)
Earnings from consolidated subsidiaries	973	1,771	100	792	927	(4,563)	—
Earnings from equity investments	—	—	—	199	—	—	199
Interest, net	(262)	(52)	(22)	(505)	(47)	—	(888)
Amortization of excess cost of equity investments and other, net	—	—	—	(7)	12	—	5

Income before income taxes	699	1,716	63	2,535	1,026	(4,563)	1,476

Income tax expense	(41)	(5)	—	(29)	(303)	—	(378)

Net income	658	1,711	63	2,506	723	(4,563)	1,098
Net income attributable to noncontrolling interests	(87)	(112)	—	—	—	(328)	(527)
Net income attributable to controlling interests	$571	$1,599	$63	$2,506	$723	$(4,891)	$571

Net Income	$658	$1,711	$63	$2,506	$723	$(4,563)	$1,098
Total other comprehensive loss	(57)	(151)	—	(191)	(45)	328	(116)
Comprehensive income	601	1,560	63	2,315	678	(4,235)	982
Comprehensive income attributable to noncontrolling interests	(74)	(107)	—	—	—	(274)	(455)
Comprehensive income attributable to controlling interests	$527	$1,453	$63	$2,315	$678	$(4,509)	$527

Condensed Consolidating Balance Sheets as of June 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$29	$—	$—	$14	$120	$—	$163
Other current assets - affiliates	4,031	1,432	19	12,390	504	(18,376)	—
All other current assets	193	137	1	2,127	322	(7)	2,773
Property, plant and equipment, net	277	—	—	31,752	8,557	—	40,586
Investments	16	2	—	5,903	107	—	6,028
Investments in subsidiaries	32,013	30,062	1,883	17,358	3,303	(84,619)	—
Goodwill	15,089	22	920	5,744	3,190	—	24,965
Notes receivable from affiliates	4,563	22,323	—	2,219	330	(29,435)	—
Deferred tax assets	—	—	—	9,033	—	(3,624)	5,409
Other non-current assets	238	246	—	5,075	127	—	5,686
Total assets	$56,449	$54,224	$2,823	$91,615	$16,560	$(136,061)	$85,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$686	$875	$—	$1,471	$122	$—	$3,154
Other current liabilities - affiliates	1,272	12,371	241	3,956	536	(18,376)	—
All other current liabilities	294	432	9	1,971	646	(7)	3,345
Long-term debt	13,835	20,012	382	6,481	689	—	41,399
Notes payable to affiliates	2,493	448	661	24,472	1,361	(29,435)	—
Deferred income taxes	2,131	—	2	—	1,491	(3,624)	—
All other long-term liabilities and deferred credits	566	191	1	985	464	—	2,207
Total liabilities	21,277	34,329	1,296	39,336	5,309	(51,442)	50,105

Stockholders’ equity
Total KMI equity	35,172	19,895	1,527	52,279	11,251	(84,952)	35,172
Noncontrolling interests	—	—	—	—	—	333	333
Total stockholders’ equity	35,172	19,895	1,527	52,279	11,251	(84,619)	35,505
Total liabilities and stockholders’ equity	$56,449	$54,224	$2,823	$91,615	$16,560	$(136,061)	$85,610

Condensed Consolidating Balance Sheets as of December 31, 2014 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$4	$15	$—	$17	$279	$—	$315
Other current assets - affiliates	1,868	1,335	11	11,573	403	(15,190)	—
All other current assets	397	152	3	2,547	358	(20)	3,437
Property, plant and equipment, net	263	—	5	29,490	8,806	—	38,564
Investments	16	1	—	5,910	109	—	6,036
Investments in subsidiaries	31,372	33,414	1,911	17,868	3,337	(87,902)	—
Goodwill	15,087	22	920	5,419	3,206	—	24,654
Notes receivable from affiliates	4,459	19,832	—	2,415	496	(27,202)	—
Deferred tax assets	—	—	—	9,256	—	(3,605)	5,651
Other non-current assets	258	249	—	3,772	113	—	4,392
Total assets	$53,724	$55,020	$2,850	$88,267	$17,107	$(133,919)	$83,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,486	$699	$—	$381	$151	$—	$2,717
Other current liabilities - affiliates	709	11,949	115	1,551	866	(15,190)	—
All other current liabilities	319	498	12	1,812	1,024	(20)	3,645
Long-term debt	11,833	20,564	386	6,599	715	—	40,097
Notes payable to affiliates	2,619	153	753	22,437	1,240	(27,202)	—
Deferred income taxes	2,099	—	2	—	1,504	(3,605)	—
Other long-term liabilities and deferred credits	583	78	2	987	514	—	2,164
Total liabilities	19,648	33,941	1,270	33,767	6,014	(46,017)	48,623

Stockholders’ equity
Total KMI equity	34,076	21,079	1,580	54,500	11,093	(88,252)	34,076
Noncontrolling interests	—	—	—	—	—	350	350
Total stockholders’ equity	34,076	21,079	1,580	54,500	11,093	(87,902)	34,426
Total liabilities and stockholders’ equity	$53,724	$55,020	$2,850	$88,267	$17,107	$(133,919)	$83,049

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(1,029)	$5,190	$72	$3,637	$(26)	$(5,306)	$2,538

Cash flows from investing activities
Funding to affiliates	(304)	(6,486)	(2)	(4,081)	(355)	11,228	—
Capital expenditures	(23)	—	(3)	(1,705)	(183)	5	(1,909)
Contributions to investments	—	—	—	(45)	—	—	(45)
Investment in KMP	(159)	—	—	—	—	159	—
Acquisitions of assets and investments	(1,709)	—	—	(210)	—	—	(1,919)
Distributions from equity investments in excess of cumulative earnings	292	—	—	80	—	(258)	114
Other, net	—	(2)	5	8	9	(5)	15
Net cash used in investing activities	(1,903)	(6,488)	—	(5,953)	(529)	11,129	(3,744)

Cash flows from financing activities
Issuance of debt	9,485	—	—	—	—	—	9,485
Payment of debt	(8,598)	(300)	—	(38)	(5)	—	(8,941)
Funding from (to) affiliates	1,539	3,906	(72)	5,358	497	(11,228)	—
Debt issue costs	(20)	—	—	—	—	—	(20)
Issuances of shares	2,562	—	—	—	—	—	2,562
Cash dividends	(2,006)	—	—	—	—	—	(2,006)
Repurchases of warrants	(5)	—	—	—	—	—	(5)
Contributions from parents	—	156	—	3	—	(159)	—
Distributions to parents	—	(2,478)	—	(3,010)	(92)	5,580	—
Distributions to noncontrolling interests	—	—	—	—	—	(16)	(16)
Other, net	—	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	2,957	1,283	(72)	2,313	400	(5,823)	1,058

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(4)	—	(4)

Net increase (decrease) in cash and cash equivalents	25	(15)	—	(3)	(159)	—	(152)
Cash and cash equivalents, beginning of period	4	15	—	17	279	—	315
Cash and cash equivalents, end of period	$29	$—	$—	$14	$120	$—	$163

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash provided by (used in) operating activities	$800	$1,297	$(87)	$3,058	$796	$(3,661)	$2,203

Cash flows from investing activities
Funding to affiliates	(207)	(4,075)	—	(3,248)	(1,013)	8,543	—
Capital expenditures	(21)	—	(47)	(1,461)	(380)	192	(1,717)
Contributions to investments	—	(82)	—	(103)	—	82	(103)
Investment in KMP	(24)	—	—	—	—	24	—
Drop down assets to KMP	875	(875)	—	—	—	—	—
Acquisitions of assets and investments	—	—	—	(993)	—	—	(993)
Distributions from equity investments in excess of cumulative earnings	37	278	—	92	—	(317)	90
Other, net	—	(1)	192	21	(4)	(192)	16
Net cash provided by (used in) investing activities	660	(4,755)	145	(5,692)	(1,397)	8,332	(2,707)

Cash flows from financing activities
Issuance of debt	2,565	6,883	—	—	—	—	9,448
Payment of debt	(3,173)	(5,259)	—	(76)	(4)	—	(8,512)
Funding from (to) affiliates	151	2,664	(59)	5,264	523	(8,543)	—
Debt issue costs	(15)	(14)	—	—	—	—	(29)
Cash dividends	(860)	—	—	—	—	—	(860)
Repurchases of shares and warrants	(192)	—	—	—	—	—	(192)
Contributions from parents	—	1,360	—	96	43	(1,499)	—
Contributions from noncontrolling interests	—	—	—	—	—	1,395	1,395
Distributions to parents	—	(2,184)	—	(2,664)	(103)	4,951	—
Distributions to noncontrolling interests	—	—	—	—	—	(976)	(976)
Other, net	—	(1)	—	(1)	—	1	(1)
Net cash (used in) provided by financing activities	(1,524)	3,449	(59)	2,619	459	(4,671)	273

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(4)	—	(4)

Net decrease in cash and cash equivalents	(64)	(9)	(1)	(15)	(146)	—	(235)
Cash and cash equivalents, beginning of period	83	88	1	17	409	—	598
Cash and cash equivalents, end of period	$19	$79	$—	$2	$263	$—	$363

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
Distributable Cash Flow
DCF before certain items is an overall performance metric we use to estimate the ability of our assets to generate cash flows on an ongoing basis and as a measure of cash available to pay dividends. We believe the primary measure of company performance used by us, investors and industry analysts is cash generation performance. Therefore, we believe DCF before certain items is an important measure to evaluate our operating and financial performance and to compare it with the performance of other publicly traded companies within the industry. For a discussion of our anticipated dividends for 2015, see “—Financial Condition—Cash Flows—Dividends.”

The table below details the reconciliation of Net Income to DCF before certain items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$342	$497	$761	$1,098
Add/(Subtract):
Certain items before book tax(a)	42	22	90	40
Book tax certain items	(19)	(4)	(41)	1
Certain items after book tax	23	18	49	41
Net income before certain items	365	515	810	1,139
Add/(Subtract):
Net income attributable to third-party noncontrolling interests(b)	(8)	(3)	(13)	(3)
Depreciation, depletion and amortization(c)	662	589	1,296	1,172
Book taxes(d)	227	201	489	415
Cash taxes(e)	(18)	(300)	(16)	(304)
Other, net(f)	8	127	16	14
Sustaining capital expenditures(g)	(141)	(128)	(245)	(209)
Declared distributions to noncontrolling interests(h)	—	(669)	—	(1,319)
DCF before certain items	$1,095	$332	$2,337	$905

Weighted Average Shares Outstanding for Dividends(i)	2,194	1,035	2,177	1,035
DCF per share before certain items	$0.50	$0.32	$1.07	$0.87
Declared dividend per common share	$0.49	$0.43	$0.97	$0.85

_______

(a)
Consists of certain items summarized in footnotes (b) through (d) to the “—Consolidated Earnings Results” table included below, and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests.”

(b)
Represents net income allocated to third-party ownership interests in consolidated subsidiaries other than our former master limited partnerships. Six month 2015 amount excludes a loss attributable to noncontrolling interests of $14 million related to an impairment included as a certain item.

(c)
Includes DD&A and amortization of excess cost of equity investments. Three and six month 2015 amounts also include $78 million and $162 million, respectively, and three and six month 2014 amounts also include $76 million and $153 million, respectively, of our share of equity investee’s DD&A.

(d)
Excludes book tax certain items and includes income tax allocated to the segments. Three and six month 2015 amounts also include $19 million and $35 million, respectively, and three and six month 2014 amounts also include $19 million and $38 million, respectively, of our share of taxable equity investee’s book tax expense.

(e)
Three and six month 2015 amounts include $(7) million and $(6) million, respectively, and three and six month 2014 amounts include $(12) million and $(14) million, respectively, of our share of taxable equity investee’s cash taxes.

(f)	For 2015, consists primarily of non-cash compensation associated with our restricted stock program and for 2014 consists primarily of excess coverage from our former master limited partnerships.

(g)
Three and six month 2015 amounts include $(16) million and $(34) million, respectively, and three and six month 2014 amounts include $(22) million and $(25) million, respectively, of our share of equity investee’s sustaining capital expenditures.

(h)	Represents distributions to KMP and EPB limited partner units formerly owned by the public.

(i)	Includes restricted stock awards that participate in dividends and dilutive effect of warrants.

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
We evaluate business segment performance primarily based on segment EBDA before certain items in relation to the level of capital allocated and consider this to be an important measure of our business segment performance.  We account for intersegment sales at market prices.
Results of Operations

	Three Months Ended June 30,
	2015	2014	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before DD&A(a)
Natural Gas Pipelines	$928	$955	$(27)	(3)%
CO2	240	332	(92)	(28)%
Terminals	279	233	46	20%
Products Pipelines	277	202	75	37%
Kinder Morgan Canada	37	40	(3)	(8)%
Other	(40)	—	(40)	n/a
Total segment earnings before DD&A(b)	1,721	1,762	(41)	(2)%
DD&A expense	(570)	(502)	(68)	(14)%
Amortization of excess cost of equity investments	(14)	(11)	(3)	(27)%
Other revenues	9	9	—	—%
General and administrative expense(c)	(164)	(154)	(10)	(6)%
Interest expense, net of unallocable interest income(d)	(472)	(444)	(28)	(6)%
Income before unallocable income taxes	510	660	(150)	(23)%
Unallocable income tax expense	(168)	(163)	(5)	(3)%
Net income	342	497	(155)	(31)%
Net income attributable to noncontrolling interests	(9)	(213)	204	96%
Net income attributable to Kinder Morgan, Inc.	$333	$284	$49	17%

	Six Months Ended June 30,
	2015	2014	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before DD&A(a)
Natural Gas Pipelines	$1,943	$2,025	$(82)	(4)%
CO2	576	695	(119)	(17)%
Terminals	549	443	106	24%
Products Pipelines	523	410	113	28%
Kinder Morgan Canada	78	88	(10)	(11)%
Other	(46)	7	(53)	(757)%
Total segment earnings before DD&A(b)	3,623	3,668	(45)	(1)%
DD&A expense	(1,108)	(998)	(110)	(11)%
Amortization of excess cost of equity investments	(26)	(21)	(5)	(24)%
Other revenues	18	18	—	—%
General and administrative expense(c)	(380)	(326)	(54)	(17)%
Interest expense, net of unallocable interest income(d)	(986)	(894)	(92)	(10)%
Income before unallocable income taxes	1,141	1,447	(306)	(21)%
Unallocable income tax expense	(380)	(349)	(31)	(9)%
Net income	761	1,098	(337)	(31)%
Net income attributable to noncontrolling interests	1	(527)	528	100%
Net income attributable to Kinder Morgan, Inc.	$762	$571	$191	33%
_______
n/a – not applicable

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, other expense(income), net, and losses on impairments and disposals of long-lived assets, net and equity investments.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Allocable income tax expenses included in segment earnings for the three months ended June 30, 2015 and 2014 were $21 million and $15 million, respectively, and for the six months ended June 30, 2015 and 2014 were $33 million and $29 million, respectively.

Certain item footnotes

(b)
Three and six month 2015 amounts include decreases in earnings of $106 million and $116 million, respectively, and three and six month 2014 amounts include decreases in earnings of $30 million and $43 million, respectively, related to the combined effect from all of the 2015 and 2014 certain items impacting segment earnings before DD&A and disclosed below in our management discussion and analysis of segment results.

(c)
Three and six month 2015 amounts include a decrease in expense of $9 million and an increase in expense of $29 million, respectively, and three and six month 2014 amounts include decreases in expense of $3 million for both periods, related to the combined effect from all of the 2015 and 2014 certain items related to general and administrative expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
Three and six month 2015 amounts include decreases in expense of $55 million for both respective periods and three and six month 2014 amounts include a decrease in expense of $5 million and a net zero change, respectively, related to the combined effect from all of the 2015 and 2014 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

The certain items described in footnotes (b), (c) and (d) to the tables above accounted for a $20 million decrease in income before unallocable income taxes in the second quarter of 2015, when compared to the same prior year period (combining to decrease total income before unallocable income taxes by $42 million and $22 million for the second quarter of 2015 and 2014, respectively) and for a $50 million decrease in income before unallocable income taxes for the six months ended June 30, 2015, when compared to the same prior year period (combining to decrease total income before unallocable income taxes by $90 million and $40 million for the six months ended June 30, 2015 and 2014, respectively). After giving effect to these certain items, the remaining $130 million (19%) quarter-to-quarter decrease and the remaining $256 million (17%) year over year decrease in income before unallocable income taxes reflects increased DD&A expense, general and administrative expense and interest expense, net of unallocable interest income, while unfavorable commodity prices affecting our CO2 business segment was essentially offset by better performance in our Products Pipelines and Terminals business segments.

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$2,096	$2,465	$4,276	$5,026
Operating expenses	(1,227)	(1,586)	(2,399)	(3,151)
Loss on impairments and disposals of long-lived assets, net and equity investments	(39)	(3)	(118)	(2)
Other income (expense)	3	—	3	—
Earnings from equity investments	92	75	173	150
Interest income and Other, net	5	7	12	9
Income tax expense	(2)	(3)	(4)	(7)
Segment earnings before DD&A(b)	928	955	1,943	2,025
Certain items, net(b)	37	3	109	9
EBDA before certain items	$965	$958	$2,052	$2,034

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(370)	(15)%	$(763)	(15)%
EBDA before certain items	$7	1%	$18	1%

Natural gas transport volumes (BBtu/d)(c)	26,684	26,027	28,052	26,709
Natural gas sales volumes (BBtu/d)(d)	2,408	2,208	2,402	2,231
Natural gas gathering volumes (BBtu/d)(e)	3,574	3,394	3,561	3,275
Crude/condensate gathering volumes (MBbl/d)(f)	346	273	338	262
_______
Certain item footnotes

(a)
Three and six month 2015 amounts include a decrease in revenue of $2 million and an increase in revenue of $6 million, respectively, and three and six month 2014 amounts include decreases in revenue of $3 million and $7 million, respectively, related to derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales.

(b)
Three and six month 2015 amounts include decreases in earnings of $37 million and $109 million, respectively, and three and six month 2014 amounts include decreases in earnings of $3 million and $9 million, respectively, related to the combined effect from certain items. Three and six month 2015 amounts consist of (i) $2 million decrease and $6 million increase, respectively, in earnings related to derivative contracts, as described in footnote (a); (ii) decreases in earnings of $49 million and $128 million, respectively, related to losses on impairments and disposals of long-lived assets and equity investments; and (iii) increase in earnings of $10 million for both periods related to a gain on the sale of SNG’s Carthage Line. The three and six months ended 2015 amounts also includes increases in earnings of $4 million and $3 million, respectively, from other certain items. Three and six month 2014 amounts include decreases in earnings of $3 million and $7 million, respectively, related to derivative contracts, as described in footnote (a). The six month ended 2014 amount also includes a $2 million decrease in earnings from other certain items.

Other footnotes

(c)
Includes pipeline volumes for Kinder Morgan North Texas Pipeline LLC, Monterrey, TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC (MEP), Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC (FEP), TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, CIG, Wyoming Interstate Company, L.L.C. (WIC), CPG, SNG, Elba Express, Sierrita, Natural Gas Pipeline Company of America LLC (NGPL), Citrus and Ruby Pipeline, L.L.C. Joint Venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2015 and 2014:

Three months ended June 30, 2015 versus Three months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Hiland Midstream	$36	n/a	$149	n/a
EagleHawk field services(a)	14	200%	—	—%
Texas Intrastate Natural Gas Pipeline Group	4	6%	(324)	(32)%
KinderHawk field services	(16)	(31)%	(16)	(29)%
Copano operations	(13)	(11)%	(184)	(31)%
Kinder Morgan Louisiana Pipeline LLC	(9)	(64)%	(9)	(53)%
EP Midstream asset operations	(7)	(28)%	(17)	(33)%
EPNG	4	4%	8	6%
TGP	(1)	—%	(4)	(1)%
All others (including eliminations)	(5)	(1)%	27	9%
Total Natural Gas Pipelines	$7	1%	$(370)	(15)%

Six months ended June 30, 2015 versus Six months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Hiland Midstream	$58	n/a	$218	n/a
EagleHawk field services(a)	20	222%	—	—%
Texas Intrastate Natural Gas Pipeline Group	9	5%	(611)	(29)%
KinderHawk field services	(25)	(25)%	(26)	(23)%
Copano operations	(18)	(8)%	(341)	(30)%
Kinder Morgan Louisiana Pipeline LLC	(17)	(61)%	(17)	(50)%
EP Midstream asset operations	(14)	(29)%	(35)	(34)%
EPNG	20	10%	23	8%
TGP	(8)	(2)%	(7)	(1)%
All others (including eliminations)	(7)	(1)%	33	5%
Total Natural Gas Pipelines	$18	1%	$(763)	(15)%
_______
n/a – not applicable
(a) Equity Investment

The significant changes in our Natural Gas Pipelines business segment’s EBDA before certain items in the comparable three and six month periods of 2015 and 2014 included the following:

•	increases of $36 million and $58 million, respectively, from our February 2015 acquisition of the Hiland Midstream asset;

•
increases of $14 million (200%) and $20 million (222%), respectively, from EagleHawk due largely to higher revenues driven by higher volumes and lower operating expenses primarily due to decreased pipeline integrity costs;

•
increases of $4 million (6%) and $9 million (5%), respectively, from our Texas intrastate natural gas pipeline group (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems) due largely to higher natural gas sales as a result of new customer contracts, partially offset by lower processing margins due to the non-renewal of a customer contract in the second quarter of 2014 and lower storage margins. The decreases in revenues of $324 million and $611 million, respectively, and associated decreases in costs of goods sold were caused by lower natural gas prices;

•	decreases of $16 million (31%) and $25 million (25%), respectively, from KinderHawk primarily due to the expiration of a minimum volume contract;

•
decreases of $13 million (11%) and $18 million (8%), respectively, from Copano operations primarily due to lower commodity prices, partially offset by higher gathering and processing volumes. Lower revenues of $184 million and $341 million, respectively, and associated decreases in costs of goods sold were also due to lower commodity prices;

•	decreases of $9 million (64%) and $17 million (61%), respectively, from Kinder Morgan Louisiana Pipeline LLC as a result of a customer contract buyout in the third quarter of 2014;

•	decreases of $7 million (28%) and $14 million (29%), respectively, from EP Midstream asset operations primarily due to lower commodity prices;

•	increases of $4 million (4%) and $20 million (10%), respectively, from EPNG due largely to higher transport revenues from additional firm transport; and

•
decreases of $1 million (0%) and $8 million (2%), respectively, from TGP driven by lower revenues due to a revenue sharing reserve in 2015, lower transportation usage and natural gas park and loan revenues due to milder winter weather in 2015 and higher operating costs. Partially offsetting these decreases were higher firm transport revenues from new projects.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$353	$454	$799	$937
Operating expenses	(110)	(127)	(224)	(252)
Other Expense	(9)	—	(9)	—
Earnings from equity investments	6	7	12	14
Income tax expense	—	(2)	(2)	(4)
Segment earnings before DD&A(b)	240	332	576	695
Certain items(b)	46	28	(9)	31
EBDA before certain items	$286	$360	$567	$726

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(92)	(19)%	$(187)	(19)%
EBDA before certain items	$(74)	(21)%	$(159)	(22)%

Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.3	1.2	1.3
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.6	0.5	0.6	0.6
SACROC oil production (gross)(MBbl/d)(d)	35.1	32.2	35.4	32.0
SACROC oil production (net)(MBbl/d)(e)	29.3	26.8	29.5	26.6
Yates oil production (gross)(MBbl/d)(d)	19.1	19.6	19.0	19.6
Yates oil production (net)(MBbl/d)(e)	8.6	8.5	8.5	8.6
Katz oil production (gross)(MBbl/d)(d)	4.0	3.8	4.0	3.7
Katz oil production (net)(MBbl/d)(e)	3.4	3.2	3.3	3.1
Goldsmith oil production (gross)(MBbl/d)(d)	1.5	1.3	1.4	1.3
Goldsmith oil production (net)(MBbl/d)(e)	1.3	1.1	1.2	1.1
NGL sales volumes (net)(MBbl/d)(e)	10.5	9.9	10.2	9.9
Realized weighted-average oil price per Bbl(f)	$72.82	$88.83	$72.72	$90.35
Realized weighted-average NGL price per Bbl(g)	$20.04	$45.71	$20.36	$47.56
_______

Certain item footnote

(a)
Three and six month 2015 amounts include unrealized losses of $37 million and unrealized gains of $8 million, respectively, and three and six month 2014 amounts include unrealized losses of $28 million and $31 million, respectively, relating to derivative contracts used to hedge forecasted crude oil sales. Six month 2015 amount also includes a favorable adjustment of $10 million related to carried working interest at McElmo Dome.

(b)
Three and six month 2015 amounts include a decrease in earnings of $46 million and an increase in earnings of $9 million, respectively, and three and six month 2014 amounts include decreases in earnings of $28 million and $31 million, respectively, related to the combined effect from certain items. Three and six month 2015 amounts consist of a $37 million decrease and an $8 million increase, respectively, in earnings related to derivative contracts, as described in footnote (a) and decreases in earnings of $9 million for both periods related to an impairment charge associated with the pending sale of excess construction pipe. Six month 2015 amount also includes a favorable adjustment of $10 million as described in footnote (a). Three and six month 2014 amounts include decreases in earnings of $28 million and $31 million, respectively, related to derivative contracts, as described in footnote (a).

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2015 and 2014.

Three months ended June 30, 2015 versus Three months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(37)	(32)%	$(37)	(29)%
Oil and Gas Producing Activities	(37)	(15)%	(66)	(17)%
Intrasegment eliminations	—	—%	11	46%
Total CO2	$(74)	(21)%	$(92)	(19)%

Six months ended June 30, 2015 versus Six months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(64)	(28)%	$(67)	(26)%
Oil and Gas Producing Activities	(95)	(19)%	(139)	(18)%
Intrasegment eliminations	—	—%	19	42%
Total CO2	$(159)	(22)%	$(187)	(19)%

The primary changes in our CO2 business segment’s EBDA before certain items in the comparable three and six month periods of 2015 and 2014 included the following:

•	decreases of $37 million (32%) and $64 million (28%), respectively, from source and transportation activities due to lower revenues primarily due to lower commodity prices; and

•
decreases of $37 million (15%) and $95 million (19%), respectively, from oil and gas producing activities due to lower revenues driven by lower commodity prices, partially offset by higher crude oil sales volumes up 8% from the three and six month periods of 2014 largely attributable to higher production at the SACROC unit in the 2015 periods.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$470	$421	$927	$812
Operating expenses	(189)	(190)	(378)	(373)
Other expense	(2)	(1)	(2)	(2)
Earnings from equity investments	4	6	9	11
Interest income and Other, net	5	4	6	5
Income tax expense	(9)	(7)	(13)	(10)
Segment earnings before DD&A(b)	279	233	549	443
Certain items, net(b)	(8)	(6)	(14)	12
EBDA before certain items	$271	$227	$535	$455

Change from prior period	Increase/(Decrease)
Revenues before certain items	$50	12%	$110	14%
EBDA before certain items	$44	19%	$80	18%

Bulk transload tonnage (MMtons)(c)	16.0	20.4	32.3	40.1
Ethanol (MMBbl)	16.3	17.4	32.3	32.7
Liquids leasable capacity (MMBbl)	81.4	72.1	81.4	72.1
Liquids utilization %(d)	94.6%	94.8%	94.6%	94.8%
______
Certain item footnotes

(a)
Three and six month 2015 amounts include increases in revenue of $7 million and $13 million, respectively, and three and six month 2014 amounts include increases in revenue of $8 million for each period from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
Three and six month 2015 amounts include increases in revenue of $7 million and $13 million, respectively, as discussed in footnote (a) above and increases in earnings of $1 million for each period from other certain items. Three and six month 2014 amounts include increases in revenue of $8 million for each period as discussed in footnote (a) above and increases in expense of $2 million and $12 million, respectively, associated with a liability adjustment related to a certain litigation matter. Six month 2014 amount also includes an $8 million increase in expenses due to hurricane clean-up and repair activities at our New York Harbor and Mid-Atlantic terminals

Other footnotes

(c)	Includes our proportionate share of joint venture tonnage.

(d)	The ratio of our actual leased capacity to our estimated potential capacity.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2015 and 2014.

Three months ended June 30, 2015 versus Three months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Alberta, Canada	$14	100%	$19	127%
Gulf Central	13	130%	15	115%
Marine Operations	10	n/a	14	n/a
Gulf Bulk	6	32%	8	24%
All others (including intrasegment eliminations and unallocated income tax expenses)	1	—%	(6)	(2)%
Total Terminals	$44	19%	$50	12%

Six months ended June 30, 2015 versus Six months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Alberta, Canada	$21	78%	$29	104%
Gulf Central	20	111%	25	109%
Marine Operations	22	n/a	32	n/a
Gulf Bulk	15	39%	20	30%
All others (including intrasegment eliminations and unallocated income tax expenses)	2	1%	4	1%
Total Terminals	$80	18%	$110	14%
_______
n/a – not applicable

The primary changes in our Terminals business segment’s EBDA before certain items in the comparable three and six month periods of 2015 and 2014 included the following:

•
increases of $14 million (100%) and $21 million (78%), respectively, from our Alberta, Canada terminals, driven by several Edmonton-area expansion projects, including storage and connectivity additions at our Edmonton South and North 40 terminals as well as the commissioning of two joint venture rail terminals;

•
increases of $13 million (130%) and $20 million (111%), respectively, from our Gulf Central terminals, driven by higher earnings from expansion projects at our joint venture terminals Battleground Oil Specialty Terminal Company LLC and Deeprock Development LLC;

•
increases of $10 million and $22 million, respectively, from our Marine Operations related primarily to the incremental earnings from the Jones Act tankers we acquired in the first and fourth quarters of 2014; and

•	increases of $6 million (32%) and $15 million (39%), respectively, from our Gulf Bulk terminals, driven by increased shortfall revenue from take-or-pay coal contracts.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$478	$524	$922	$1,058
Operating expenses	(209)	(333)	(419)	(672)
Other income	(1)	(2)	(1)	1
Earnings from equity investments	11	13	22	25
Interest income and Other, net	1	—	3	(1)
Income tax expense	(3)	—	(4)	(1)
Segment earnings before DD&A(b)	277	202	523	410
Certain items, net(b)	(2)	7	(3)	3
EBDA before certain items	$275	$209	$520	$413

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(44)	(8)%	$(135)	(13)%
EBDA before certain items	$66	32%	$107	26%

Gasoline (MMBbl)(c)	97.9	92.0	186.4	176.0
Diesel fuel (MMBbl)	33.1	33.1	63.9	63.3
Jet fuel (MMBbl)	26.6	26.2	51.0	50.5
Total refined product volumes (MMBbl)(d)	157.6	151.3	301.3	289.8
NGL (MMBbl)(e)	9.7	3.7	19.4	10.0
Condensate (MMBbl)(f)	25.2	6.6	43.7	10.6
Total delivery volumes (MMBbl)	192.5	161.6	364.4	310.4
Ethanol (MMBbl)(g)	10.5	10.4	20.4	20.1

_______
Certain item footnotes

(a)	Three and six month 2015 amounts include decreases in revenue of $2 million and $1 million, respectively, related to an unrealized swap loss.

(b)
Three and six month 2015 amounts include decreases in revenue of $2 million and $1 million, respectively, as discussed in footnote (a) above and decreases in expense of $4 million for both periods related to a certain Pacific operations litigation matter. Three and six month 2014 amounts include increases in expense of $5 million and $4 million, respectively, associated with a certain Pacific operations litigation matter and increases in expense of $2 million for both periods related to other certain items. Six month 2014 amount also includes a $3 million gain from the sale of propane pipeline line-fill.

Other footnotes

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation Pipe Line Company, Calnev Pipe Line LLC (Calnev), Central Florida and Parkway pipeline volumes. Joint Venture throughput is reported at our ownership share.

(e)	Includes Cochin and Cypress pipeline volumes. Joint Venture throughput is reported at our ownership share.

(f)	Includes Kinder Morgan Crude & Condensate, Double Eagle Pipeline LLC and Double H pipeline volumes. Joint Venture throughput is reported at our ownership share.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and six month periods of 2015 and 2014.

Three months ended June 30, 2015 versus Three months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline (including KMCC - Splitter)	$36	240%	$31	129%
Cochin	17	213%	24	185%
Pacific operations	6	8%	5	4%
Transmix operations	(2)	(14)%	(121)	(44)%
Double H pipeline	12	n/a	16	n/a
All others (including eliminations)	(3)	(3)%	1	1%
Total Products Pipelines	$66	32%	$(44)	(8)%

Six months ended June 30, 2015 versus Six months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline (including KMCC - Splitter)	$64	256%	$42	81%
Cochin	23	72%	35	88%
Pacific operations	17	12%	12	6%
Transmix operations	(12)	(39)%	(243)	(45)%
Double H pipeline	18	n/a	23	n/a
All others (including eliminations)	(3)	(2)%	(4)	(2)%
Total Products Pipelines	$107	26%	$(135)	(13)%
_______
n/a – not applicable

The primary changes in our Products Pipelines business segment’s EBDA before certain items in the comparable three and six month periods of 2015 and 2014 included the following:

•
increases of $36 million (240%) and $64 million (256%), respectively, from our Kinder Morgan Crude & Condensate Pipeline driven primarily by an increase of 242% and 290%, respectively, in pipeline throughput volumes due to the ramp up of existing customer volumes and additional volumes from new customers and the startup of the first phase of KMCC - Splitter in March 2015. KMCC - Splitter contributed $8 million to EBDA for the three and six months ended June 30, 2015 and phase two commenced in July 2015;

•	increases of $17 million (213%) and $23 million (72%), respectively, from Cochin driven by higher service revenues due to the completion of the Cochin Reversal project in the third quarter of 2014;

•
increases of $6 million (8%) and $17 million (12%), respectively, from our Pacific operations due to higher service revenues, resulting from higher volumes and margins, and a reduction in rights-of-way expenses;

•
decreases of $2 million (14%) and $12 million (39%), respectively, from our Transmix processing operations primarily due to unfavorable inventory pricing. The decreases in revenues of $121 million and $243 million, respectively, and associated decreases in costs of goods sold were caused by lower commodity prices; and

•	increases of $12 million and $18 million, respectively, from our Double H pipeline which was acquired in February 2015 as part of the Hiland acquisition.

Kinder Morgan Canada

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues	$65	$68	$125	$137
Operating expenses	(23)	(24)	(42)	(48)
Interest income and Other, net	2	(1)	5	6
Income tax expense	(7)	(3)	(10)	(7)
Segment earnings before DD&A	$37	$40	$78	$88

Change from prior period	Increase/(Decrease)
Revenues	$(3)	(4)%	$(12)	(9)%
EBDA	$(3)	(8)%	$(10)	(11)%

Transport volumes (MMBbl)(a)	29.7	27.0	57.3	51.9
_______

(a)	Represents Trans Mountain pipeline system volumes.

Following is information related to the increases and decreases in both EBDA and revenues in the comparable three and six month periods of 2015 and 2014.

 Three months ended June 30, 2015 versus Three months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(8)	(19)%	$(3)	(5)%
Express Pipeline(a)	5	100%	n/a	n/a
Total Kinder Morgan Canada	$(3)	(8)%	$(3)	(4)%

Six months ended June 30, 2015 versus Six months ended June 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(10)	(11)%	$(12)	(9)%
Express Pipeline(a)	—	—%	n/a	n/a
Total Kinder Morgan Canada	$(10)	(11)%	$(12)	(9)%
_______
n/a - not applicable

(a)
Amount consists of unrealized foreign currency gains/losses, net of book tax, on 2014 outstanding, short-term intercompany borrowings that were repaid in December 2014. We sold our debt and equity investments in Express Pipeline on March 14, 2013.

For the comparable three and six month periods of 2015 and 2014, the Trans Mountain Pipeline had decreases in earnings of $3 million (8%) and $10 million (11%), respectively, driven by an unfavorable impact from foreign currency translation.

Other

This segment contributed losses of $40 million and $46 million for the three and six months ended June 30, 2015, respectively. Earnings were flat and $7 million for the three and six months ended June 30, 2014, respectively. However, both three and six month 2015 losses included certain items of $33 million which decreased earnings and were primarily related to a certain litigation matter and three and six month 2014 earnings included certain items of $2 million and $12 million, respectively, which increased earnings and were primarily related to our corporate headquarters building. After taking into effect the certain items, the losses for the three and six months ended June 30, 2015 increased by $5 million and $8 million, respectively, when compared with the same prior year periods due to increased corporate franchise taxes as a result of the Merger Transactions.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended June 30,
	2015	2014	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(c)	$164	$154	$10	6%
Certain items(a)	9	3	6	200%
Management fee reimbursement(c)	(9)	(9)	—	—%
General and administrative expense before certain items	$164	$148	$16	11%
Unallocable interest expense net of interest income and other, net(b)	$472	$444	$28	6%
Certain items(b)	55	5	50	1,000%
Unallocable interest expense net of interest income and other, net, before certain items	$527	$449	$78	17%
Net income attributable to noncontrolling interests	$9	$213	$(204)	(96)%
Noncontrolling interests associated with an impairment certain item(d)	(1)	—	(1)	n/a
Net income attributable to noncontrolling interests before certain items	$8	$213	$(205)	(96)%

	Six Months Ended June 30,
	2015	2014	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(c)	$380	$326	$54	17%
Certain items(a)	(29)	3	(32)	(1,067)%
Management fee reimbursement(c)	(18)	(18)	—	—%
General and administrative expense before certain items	$333	$311	$22	7%
Unallocable interest expense net of interest income and other, net(b)	$986	$894	$92	10%
Certain items(b)	55	—	55	n/a
Unallocable interest expense net of interest income and other, net, before certain items	$1,041	$894	$147	16%
Net (loss) income attributable to noncontrolling interests	$(1)	$527	$(528)	(100)%
Noncontrolling interests associated with an impairment certain item(d)	14	—	14	n/a
Net income attributable to noncontrolling interests before certain items	$13	$527	$(514)	(98)%
________
n/a – not applicable

Certain item footnotes

(a)
Three month 2015 amount includes increases in expense of $1 million related to certain corporate legal matters and $1 million related to costs associated with our Hiland acquisition. Six month 2015 amount includes increases in expense of $40 million related to certain corporate legal matters and $12 million related to costs associated with our Hiland acquisition. Partially offsetting these three and six month 2015 increases are decreases in expense of $11 million and $23 million, respectively, related to pension credit income. Three and six month 2014 amounts include decreases in expense of $9 million and $18 million, respectively, related to pension credit income and offsetting increases in expense of $6 million and $7 million, respectively, for various other certain items. Six month 2014 amount also includes an increase in expense of $8 million primarily related to severance costs associated with acquisitions.

(b)
Three and six month 2015 amounts include (i) decreases in interest expense of $23 million and $30 million, respectively, related to swap ineffectiveness; (ii) decreases in interest expense of $19 million and $35 million, respectively, related to debt fair value adjustments associated with acquisitions; and (iii) decreases in interest expense of $13 million for both periods associated with a certain Pacific operations litigation matter. Six month 2015 amount also includes a $23 million increase in interest expense for a non-cash adjustment related to a certain legal matter. Three and six month 2014 amounts include (i) decreases in interest expense of $17 million and $33 million, respectively, related to debt fair value adjustments associated with acquisitions; (ii) increases in interest expense of $8 million and $10 million, respectively, of amortization of capitalized financing fees; and (iii) increases in interest expense of $4 million and $10 million of interest expense on margin for marketing contracts. Six month 2014 amount also includes an increase of $13 million associated with a certain Pacific operations litigation matter.
Other footnotes

(c)
Three and six month 2015 and 2014 amounts include NGPL Holdco LLC general and administrative reimbursements of $9 million and $18 million for each respective period. These amounts were recorded to the “Product sales and other” caption with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(d)	Loss associated with a natural gas pipelines segment impairment certain item and disclosed above in “—Natural Gas Pipelines.”

The increases in general and administrative expenses before certain items for the three and six months ended June 30, 2015 as compared to the respective prior periods of $16 million and $22 million, respectively, was primarily driven by higher benefit costs, payroll taxes and segment labor expenses, in part due to the Hiland acquisition, and lower capitalized costs partially offset by lower insurance costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income and other, net before certain items, increased $78 million and $147 million, respectively, in the three and six months ended June 30, 2015, when compared to the same periods a year ago. The increases in interest expense was due to higher average debt balances as a result of capital expenditures, joint venture contributions and acquisitions that were made during 2014 and 2015, and incremental debt borrowings to fund the $3.9 billion cash portion of the Merger Transactions in November 2014. This increase in interest expense was partially offset by a lower overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2015 and December 31, 2014, approximately 24% and 26%, respectively, of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not held by us. The decreases of $205 million (96%) and $514 million (98%), respectively, for the three and six months ended June 30, 2015 as compared with the same periods a year ago were primarily due to our purchase of the KMP and EPB limited partner units and KMR shares formerly owned by the public in the fourth quarter of 2014 as part of the Merger Transactions.

Income Taxes

Our tax expense for the three months ended June 30, 2015 was approximately $189 million as compared to $178 million for the same period of 2014. The $11 million increase in tax expense was primarily due to (i) an increase in our share of taxable income from KMP following the Merger Transactions, (ii) higher foreign taxes primarily as a result of the increase in the Alberta income tax rate, and (iii) adjustments to our income tax reserve for uncertain tax positions; partially offset by (i) an adjustment resulting from a federal IRS audit settlement and (ii) the elimination (due to the Merger Transactions) of the deferred charge that had been recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets.

Our tax expense for the six months ended June 30, 2015 was approximately $413 million as compared to $378 million for the same period of 2014. The $35 million increase in tax expense was primarily due to an increase in our share of taxable income from KMP following the Merger Transactions; partially offset by (i) the change in the effective state tax rate as a result of the Hiland acquisition and (ii) the elimination (due to the Merger Transactions) of the deferred charge that had been recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets.

Financial Condition

General

As of June 30, 2015, we had $163 million of “Cash and cash equivalents” on our consolidated balance sheet, a decrease of $152 million (48%) from December 31, 2014. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, and dividend payments.

In general, we expect to fund expansion capital expenditures, acquisitions and debt principal payments through (i) additional borrowings; (ii) the issuance of additional common stock by us; and (iii) in some instances, proceeds from divestitures.

Short-term Liquidity

As of June 30, 2015, our principal sources of short-term liquidity are (i) our $4.0 billion revolving credit facility and associated $4.0 billion commercial paper program; and (ii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and have consistently generated strong cash flow from operations, providing a source of funds of $2,538 million and $2,203 million in the first six months of 2015 and 2014, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

Our short-term debt as of June 30, 2015 was $3,154 million, primarily consisting of (i) $619 million outstanding borrowings under our $4 billion commercial paper program; and (ii) a combined $2,382 million of six separate series of senior notes that mature in the next year. We intend to refinance our short-term debt through additional credit facility borrowings, commercial paper borrowings, or with issuing new long-term debt or equity. Our combined balance of short-term debt as of December 31, 2014 was $2,717 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,563 million and $2,610 million as of June 30, 2015 and December 31, 2014, respectively.  Our current liabilities include short-term borrowings used to finance our expansion capital expenditures which are periodically replaced with long-term financing. The overall $953 million (37%) unfavorable change from year-end 2014 was primarily due to (i) a net increase in the current portion of long-term debt; (ii) lower cash balances; (iii) lower other current assets driven by unfavorable changes on current hedging contracts and the 2015 receipt of a federal tax refund; offset partially by (iv) a net decrease in our credit facility and commercial paper borrowings. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of our equity issuances and our or our subsidiaries’ debt issuances.

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

Budgeting of maintenance capital expenditures is done annually on a bottom-up basis. For each of our assets, we budget for and make those maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures are generally made periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Generally, the determination of whether a capital expenditure is classified as maintenance/sustaining or as expansion capital expenditures is made on a project level. The classification of our capital expenditures as expansion capital expenditures or as maintenance capital expenditures is made consistent with our accounting policies and is generally a straightforward process, but in certain circumstances can be a matter of management judgment and discretion. The classification has an impact on cash available to pay dividends because capital expenditures that are classified as expansion capital expenditures are not deducted from DCF, while those classified as maintenance capital expenditures are. See “—Cash Flows—Dividends.”

Our capital expenditures for the six months ended June 30, 2015, and the amount we expect to spend for the remainder of 2015 to grow and sustain our businesses are as follows:

	Six Months Ended June 30, 2015	2015 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)	$245	$358	$603
Discretionary capital expenditures(b)(c)	$1,663	$2,435	$4,098
_______

(a)
Six-month 2015, 2015 Remaining, and Total 2015 amounts include $34 million, $46 million, and $80 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Six-month 2015 amount includes an increase of $253 million related to discretionary capital expenditures of unconsolidated joint ventures and acquisitions and a decrease of a combined $288 million of net changes from accrued capital expenditures and contractor retainage.

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

Cash Flows

Operating Activities

The net increase of $335 million (15%) in cash provided by operating activities for the first six months of 2015 compared to the respective 2014 period was primarily attributable to:

•
a $127 million increase in cash from overall higher net income after adjusting our period-to-period $337 million decrease in net income for non-cash items primarily consisting of the following: (i) DD&A expenses (including amortization of excess cost of equity investments); (ii) deferred income taxes; (iii) the net losses on impairments and disposals on long-lived assets and equity investments (see discussion above in “—Results of Operations”); (iv) a net increase in legal reserves (see discussion above in “—Results of Operations”); and (v) a net increase in equity earnings from our equity investments;

•
a $163 million increase in cash associated with net changes in working capital items and non-current assets and liabilities. The increase was driven, among other things, primarily by a $195 million income tax refund on taxes we previously paid in 2014, and higher cash flows due to favorable changes in the collection of trade receivables and exchange gas receivables. These increases were offset by lower cash flow due to the timing of payments from our trade payables, and rate case payments; and

•	a $45 million increase in cash primarily due to a $50 million pension contribution we made in the first six months of 2014.

Investing Activities
The $1,037 million net decrease in cash in investing activities for the first six months of 2015 compared to the respective 2014 period was primarily attributable to:

•
a $903 million decrease in cash due to higher expenditures for business acquisitions. The overall increase in acquisitions was primarily related to the $1,706 million (net of cash assumed) and $158 million we paid for the Hiland and the Vopak acquisitions, respectively, in the 2015 period, versus the $961 million we paid for the APT acquisition in the 2014 period. Further information regarding our acquisitions is discussed in Note 2 “Acquisitions;”

•	a $192 million decrease in cash due to higher capital expenditures; and

•	a $58 million increase in cash due to lower capital contributions to our equity investments.

Financing Activities
The net increase of $785 million in cash provided by financing activities for the first six months of 2015 compared to the respective 2014 period was primarily attributable to:

•	a $2,562 million increase in cash from the issuances of our Class P shares under our equity distribution agreement;

•
a $960 million increase in cash due to lower distributions to noncontrolling interests, primarily resulting from our acquisition of the noncontrolling interests associated with KMP and EPB in the Merger Transactions in 2014;

•	a $187 million increase in cash due to the combined repurchases of shares and warrants in the first six months of 2014 compared to the respective 2015 period;

•
a $1,395 million decrease in contributions provided by noncontrolling interests, primarily reflecting the proceeds received from the issuance of KMP’s and EPB’s common units to the public in the 2014 period and no proceeds in the 2015 period due to the Merger Transactions as discussed above;

•	a $1,146 million decrease in cash due to higher total dividend payments; and

•	a $383 million net decrease in cash from overall debt financing activities. See Note 3 “Debt” for further information regarding our debt activity.

Dividends

We remain on track to meet our full-year dividend target of $2.00 per share on our common stock for 2015, an approximately 15% increase over the 2014 declared dividends of $1.74 per share.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2014	$0.45	January 21, 2015	February 2, 2015	February 17, 2015
March 31, 2015	$0.48	April 15, 2015	April 30, 2015	May 15, 2015
June 30, 2015	$0.49	July 15, 2015	July 31, 2015	August 14, 2015

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

Item 4.  Controls and Procedures.
As of June 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2014 Form10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Shares and Warrants

Period	Total number of securities purchased(a)	Average price paid per security	Total number of securities purchased as part of publicly announced plans(a)	Maximum approximate dollar value of securities that may yet be purchased under the plans or programs
April 1 to April 30, 2015	—	$—	—	$2,452,606
May 1 to May 31, 2015	—	$—	—	$2,452,606
June 1 to June 30, 2015
Warrants	1,525,000	$3.06	1,525,000	$97,769,216

Total Warrants	1,525,000	$3.06	1,525,000
				$97,769,216

_______

(a)
On June 12, 2015, we announced that our board of directors had approved a warrant repurchase program authorizing us to repurchase up to $100 million of warrants. The capacity under our March 4, 2014 share and warrant repurchase program was exhausted in June 2015.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1		Amended and Restated Certificate of Incorporation of Kinder Morgan, Inc.

10.1		Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules current as of June 30, 2015.

10.2	*
Kinder Morgan, Inc. 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.5 to Kinder Morgan, Inc. Registration Statement on Form S-8, filed on July 1, 2015, and incorporated herein by reference).

10.3	*
Form of Restricted Stock Unit Agreement under Exhibit 10.2 (filed as Exhibit 4.6 to Kinder Morgan, Inc. Registration Statement on Form S-8, filed on July 1, 2015, and incorporated herein by reference).

10.4		Amended and Restated Annual Incentive Plan of Kinder Morgan, Inc.

10.5		Amended and Restated Stock Compensation Plan for Non-Employee Directors.

10.6		Form of Stock Compensation Agreement under Exhibit 10.5.

12.1		Statement re: computation of ratio of earnings to fixed charges.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1		Mine Safety Disclosures.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iii) our Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; (v) our Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2015 and 2014; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 24, 2015	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)