Form 10-Q
period 2015-09-30
KINDER MORGAN, INC.
filed 2015-10-23
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 21, 2015, the registrant had 2,231,514,695 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc. and its majority-owned and/or
Copano	=	Copano Energy, L.L.C.			controlled subsidiaries
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMLP	=	Kinder Morgan Louisiana Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its
EPB	=	El Paso Pipeline Partners, L.P. and its majority-			majority-owned and controlled subsidiaries
		owned and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	SFPP	=	SFPP, L.P.
EPPOC	=	El Paso Pipeline Partners Operating Company,	SLNG	=	Southern LNG Company, L.L.C.
		L.L.C.	SNG	=	Southern Natural Gas Company, L.L.C.
KMEP	=	Kinder Morgan Energy Partners, L.P.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMGP	=	Kinder Morgan G.P., Inc.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Natural gas sales	$744	$1,043	$2,206	$3,154
Services	2,015	2,050	5,948	5,655
Product sales and other	948	1,198	2,613	3,466
Total Revenues	3,707	4,291	10,767	12,275

Operating Costs, Expenses and Other
Costs of sales	1,106	1,642	3,281	4,895
Operations and maintenance	612	557	1,707	1,580
Depreciation, depletion and amortization	617	520	1,725	1,518
General and administrative	160	135	540	461
Taxes, other than income taxes	108	105	339	326
Loss on impairments and disposals of long-lived assets, net	385	—	489	3
Other income, net	(2)	—	(5)	—
Total Operating Costs, Expenses and Other	2,986	2,959	8,076	8,783

Operating Income	721	1,332	2,691	3,492

Other Income (Expense)
Earnings from equity investments	114	107	330	306
Loss on impairments of equity investments	—	—	(26)	—
Amortization of excess cost of equity investments	(13)	(12)	(39)	(33)
Interest, net	(540)	(432)	(1,524)	(1,320)
Other, net	9	30	33	56
Total Other Expense	(430)	(307)	(1,226)	(991)

Income Before Income Taxes	291	1,025	1,465	2,501

Income Tax Expense	(108)	(246)	(521)	(624)

Net Income	183	779	944	1,877

Net Loss (Income) Attributable to Noncontrolling Interests	3	(450)	4	(977)

Net Income Attributable to Kinder Morgan, Inc.	$186	$329	$948	$900

Class P Shares
Basic Earnings Per Common Share	$0.08	$0.32	$0.43	$0.87

Basic Weighted Average Shares Outstanding	2,203	1,028	2,173	1,028

Diluted Earnings Per Common Share	$0.08	$0.32	$0.43	$0.87

Diluted Weighted Average Shares Outstanding	2,203	1,028	2,181	1,028

Dividends Per Common Share Declared for the Period	$0.51	$0.44	$1.48	$1.29

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$183	$779	$944	$1,877
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(60), $(37), $(25) and $4, respectively)	104	121	44	(20)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $37, $1, $111 and $(8), respectively)	(63)	(1)	(192)	29
Foreign currency translation adjustments (net of tax benefit of $45, $23, $98 and $24, respectively)	(79)	(73)	(170)	(79)
Benefit plan adjustments (net of tax expense of $-, $(1), $(4) and $-, respectively)	1	(1)	7	—
Total other comprehensive (loss) income	(37)	46	(311)	(70)

Comprehensive income	146	825	633	1,807
Comprehensive loss (income) attributable to noncontrolling interests	3	(478)	4	(933)
Comprehensive income attributable to KMI	$149	$347	$637	$874

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$179	$315
Accounts receivable, net	1,404	1,641
Inventories	445	459
Fair value of derivative contracts	529	535
Deferred income taxes	50	56
Other current assets	460	746
Total current assets	3,067	3,752

Property, plant and equipment, net	40,608	38,564
Investments	5,943	6,036
Goodwill	24,952	24,654
Other intangibles, net	3,619	2,302
Deferred income taxes	5,327	5,651
Deferred charges and other assets	2,161	2,090
Total Assets	$85,677	$83,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,003	$2,717
Accounts payable	1,226	1,588
Accrued interest	563	637
Accrued contingencies	322	383
Other current liabilities	1,077	1,037
Total current liabilities	6,191	6,362

Long-term liabilities and deferred credits
Long-term debt
Outstanding	39,675	38,212
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,855	1,785
Total long-term debt	41,630	40,097
Other long-term liabilities and deferred credits	2,014	2,164
Total long-term liabilities and deferred credits	43,644	42,261
Total Liabilities	49,835	48,623

Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,227,894,462 and 2,125,147,116 shares, respectively, issued and outstanding	22	21
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	40,062	36,178
Retained deficit	(4,242)	(2,106)
Accumulated other comprehensive loss	(328)	(17)
Total Kinder Morgan, Inc.’s stockholders’ equity	35,514	34,076
Noncontrolling interests	328	350
Total Stockholders’ Equity	35,842	34,426
Total Liabilities and Stockholders’ Equity	$85,677	$83,049
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$944	$1,877
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,725	1,518
Deferred income taxes	524	369
Amortization of excess cost of equity investments	39	33
Loss on impairments and disposals of long-lived assets and equity investments, net	515	3
Earnings from equity investments	(330)	(306)
Distributions from equity investment earnings	289	294
Pension contributions and noncash pension benefit credits	(78)	(79)
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable, net	304	23
Income tax receivable	195	—
Inventories	2	(29)
Other current assets	82	3
Accounts payable	(264)	(90)
Accrued interest, net of interest rate swaps	(72)	(113)
Accrued contingencies and other current liabilities	6	228
Other, net	(374)	(239)
Net Cash Provided by Operating Activities	3,507	3,492

Cash Flows From Investing Activities
Business acquisitions, net of cash acquired	(1,864)	(961)
Acquisitions of other assets and investments	(55)	(139)
Capital expenditures	(2,999)	(2,678)
Contributions to investments	(69)	(342)
Distributions from equity investments in excess of cumulative earnings	181	138
Other, net	84	(38)
Net Cash Used in Investing Activities	(4,722)	(4,020)

Cash Flows From Financing Activities
Issuances of debt	12,281	13,399
Payments of debt	(11,893)	(11,585)
Debt issue costs	(20)	(52)
Issuances of shares	3,833	—
Cash dividends	(3,084)	(1,304)
Repurchases of shares and warrants	(12)	(192)
Contributions from noncontrolling interests	7	1,638
Distributions to noncontrolling interests	(25)	(1,491)
Other, net	(1)	(2)
Net Cash Provided by Financing Activities	1,086	411

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	(9)

Net decrease in Cash and Cash Equivalents	(136)	(126)
Cash and Cash Equivalents, beginning of period	315	598
Cash and Cash Equivalents, end of period	$179	$472

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$1,680	$73
Net assets contributed to equity investment	$46	$—

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,596	$1,446
Cash (refunded) paid during the period for income taxes, net	$(183)	$228

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Nine Months Ended September 30, 2015
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2014	2,125	$21	$36,178	$(2,106)	$(17)	$34,076	$350	$34,426
Issuances of shares	101	1	3,832			3,833		3,833
Warrants repurchased			(12)			(12)		(12)
EP Trust I Preferred security conversions	1		23			23		23
Warrants exercised			2			2		2
Restricted shares	1		40			40		40
Net income				948		948	(4)	944
Distributions						—	(25)	(25)
Contributions						—	7	7
Cash dividends				(3,084)		(3,084)		(3,084)
Other			(1)			(1)		(1)
Other comprehensive loss					(311)	(311)		(311)
Ending Balance at September 30, 2015	2,228	$22	$40,062	$(4,242)	$(328)	$35,514	$328	$35,842

	Nine Months Ended September 30, 2014
	Outstanding shares	Par value of common shares	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Beginning Balance at December 31, 2013	1,031	$10	$14,479	$(1,372)	$(24)	$13,093	$15,192	$28,285
Shares repurchased	(3)		(94)			(94)		(94)
Warrants repurchased			(98)			(98)		(98)
Restricted shares			38			38		38
Impact from equity transactions of KMP, EPB and KMR			29			29	(44)	(15)
Net income				900		900	977	1,877
Distributions						—	(1,491)	(1,491)
Contributions						—	1,638	1,638
Cash dividends				(1,304)		(1,304)		(1,304)
Other			7			7	(4)	3
Other comprehensive loss					(26)	(26)	(44)	(70)
Ending Balance at September 30, 2014	1,028	$10	$14,361	$(1,776)	$(50)	$12,545	$16,224	$28,769

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

We are the largest energy infrastructure and the third largest energy company in North America with an enterprise value of approximately $110 billion. We own an interest in or operate approximately 84,000 miles of pipelines and 165 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle such products as coal, petroleum coke and steel. We are also the leading producer and transporter of CO2, which is utilized for enhanced oil recovery projects in North America.

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

Prior to the Merger Transactions, we owned an approximate 10% limited partner interest (including our interest in KMR) and the 2% general partner interest including incentive distribution rights in KMP, and an approximate 39% limited partner interest and the 2% general partner interest and incentive distribution rights in EPB. Effective with the Merger Transactions, the incentive distribution rights held by the general partner of KMP were eliminated.

The earnings recorded by KMP, EPB and KMR that are attributed to their units and shares, respectively, held by the public prior to the Merger Transactions are reported as “Net loss (income) attributable to noncontrolling interests” in our accompanying consolidated statements of income.

Basis of Presentation

General

Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars, unless stated otherwise. Our accompanying unaudited consolidated financial statements have been prepared under the rules and regulations of the United States Securities and Exchange Commission (SEC). These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification, the single source of GAAP. Under such rules and regulations, all significant intercompany items have been eliminated in consolidation. Additionally, certain amounts from prior years have been reclassified to conform to the current presentation.

In the nine months ended September 30, 2015, we adopted Accounting Standards Updates (ASU) 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” These ASUs are designed to simplify presentation of debt issuance costs. The standards require that debt issuance costs related to a recognized debt liability, except for line-of-credit debt issuance costs, be presented in the balance sheet as an offset to the carrying amount of that debt liability, consistent with debt discounts.  The application of this new accounting guidance resulted in the reclassification of $149 million of debt issuance costs from “Deferred charges and other assets” to “Debt fair value adjustments” in our accompanying consolidated balance sheet as of December 31, 2014.

Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2014 Form 10-K.

Impairments

During the three and nine months ended September 30, 2015, we recorded non-cash pre-tax impairment charges of $387 million and $523 million, respectively. These amounts include $388 million and $397 million for the three and nine months ended September 30, 2015, respectively, within our CO2 business segment primarily related to our Goldsmith oil and gas field, primarily driven by a decrease in commodity prices during the quarter. The nine months ended September 30, 2015 amount also includes $99 million of impairments, related to the sale of certain gas gathering and processing assets within our Oklahoma midstream operations and the continued deterioration of the commodity price environment, and $26 million related to our investments in Fort Union Gas Gathering L.L.C. and Bighorn Gas Gathering L.L.C., which are all included in our Natural Gas Pipelines business segment.

As conditions warrant, we routinely evaluate our assets for potential triggering events that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, equity investments, goodwill, other intangibles and property plant and equipment, including oil and gas properties and in-process construction. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to judgments related to customer credit worthiness, future cash flow estimates, future volume expectations, current and future commodity prices, management’s decisions to dispose of certain assets, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may necessitate further impairments to the carrying value of our assets. Such non-cash impairments could have a significant effect on our results of operations.

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

The following tables set forth the allocation of net income available to shareholders of Class P shares and participating securities and the reconciliation of Basic Weighted Average Shares Outstanding to Diluted Weighted Average Shares Outstanding (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Class P	$182	$327	$938	$892
Participating securities(a)	4	2	10	8
Net Income Attributable to Kinder Morgan, Inc.	$186	$329	$948	$900

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Weighted Average Shares Outstanding	2,203	1,028	2,173	1,028
Effect of dilutive securities:
Warrants(b)	—	—	8	—
Diluted Weighted Average Shares Outstanding	2,203	1,028	2,181	1,028
________

(a)
Participating securities are unvested restricted stock awards, which may be stock or stock units issued to management employees and include non-forfeitable dividend equivalent payments. As of September 30, 2015, there were approximately 8 million such restricted stock awards.

(b)	Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017.

The following potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unvested restricted stock awards	8	7	7	7
Warrants to purchase our Class P shares	296	298	290	316
Convertible trust preferred securities	8	10	8	10

2.  Acquisitions

Hiland Partners, LP

On February 13, 2015, we acquired Hiland Partners, LP, a privately held Delaware limited partnership (Hiland) for aggregate consideration of approximately $3,120 million, including assumed debt. Approximately $368 million of the debt assumed was immediately paid down after closing. Hiland’s assets consist primarily of crude oil gathering and transportation pipelines and gas gathering and processing systems, primarily handling production from the Bakken Formation in North Dakota and Montana. The acquired gathering and processing assets are included in our Natural Gas Pipelines business segment while the acquired crude oil transport pipeline (Double H pipeline) is included in our Products Pipelines business segment.

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

Allocation of Purchase Price

The evaluation of the assigned fair values for the above acquisitions is ongoing and subject to adjustment. Our preliminary allocation of the purchase price for each of our significant acquisitions during the nine months ended September 30, 2015 is detailed below (in millions).

	Acquisitions
	Hiland	Vopak Terminal Assets
Purchase Price Allocation:
Current assets	$82	$2
Property, plant and equipment	1,504	155
Goodwill	316	7
Other intangibles(a)	1,481	—
Total assets acquired	3,383	164
Current liabilities	(259)	(2)
Debt	(1,411)	—
Other liabilities	(4)	(4)
Cash consideration	$1,709	$158
_______

(a)	Relates to customer contracts and relationships with a weighted average amortization period of 16.4 years.

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

Asset Purchase

On July 15, 2015, we purchased from Shell US Gas & Power LLC (Shell) its 49% interest in a joint venture, Elba Liquefaction Company (ELC), that was in the pre-construction stage of development for liquefaction facilities at Elba Island, Georgia. The transaction was treated as an asset purchase with the net cash consideration of $185 million attributed to incremental costs of construction. The purchase gives us full ownership and control of ELC. Therefore, we prospectively changed our method of accounting for ELC from the equity method to full consolidation. Shell continues to subscribe to 100% of the liquefaction capacity.

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

	September 30, 2015	December 31, 2014
KMI
Senior notes, 1.50% through 8.25%, due 2015 through 2098(a)	$13,385	$11,438
Credit facility due November 26, 2019(b)	275	850
Commercial paper borrowings(b)	193	386
KMP
Senior notes, 2.65% through 9.00%, due 2015 through 2044(c)	20,360	20,660
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037	1,790	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
CIG senior notes, 5.95% through 6.85%, due 2015 through 2037	440	475
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other Subsidiary Borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036	1,636	1,636
Hiland Partners Holdings LLC, senior notes, 5.50% and 7.25%, due 2020 and 2022	974	—
EPC Building, LLC, promissory note, 3.967%, due 2015 through 2035	445	453
Preferred securities, 4.75%, due March 31, 2028	221	280
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Other miscellaneous debt	301	303
Total debt – KMI and Subsidiaries	42,778	41,029
Less: Current portion of debt(d)	3,003	2,717
Total long-term debt – KMI and Subsidiaries(e)	$39,775	$38,312
_______

(a)
September 30, 2015 amount includes senior notes that are denominated in Euros and have been converted and are reported at the September 30, 2015 exchange rate of 1.1177 U.S. dollars per Euro. From the issuance date of these senior notes in March 2015 through September 30, 2015, our debt increased by $40 million as a result of the change in the exchange rate of U.S. dollars per Euro. We entered into cross-currency swap agreements associated with these senior notes (see Note 5 “Risk Management—Foreign Currency Risk Management”).

(b)	As of September 30, 2015 and December 31, 2014, the weighted average interest rates on our credit facility borrowings, including commercial paper borrowings, were 1.34% and 1.54%, respectively.

(c)
On January 1, 2015, EPB and EPPOC merged with and into KMP. On that date, KMP succeeded EPPOC as the issuer of approximately $2.9 billion of EPPOC’s senior notes, which were guaranteed by EPB, and EPB and EPPOC ceased to be obligors for those senior notes.

(d)	Amounts include outstanding credit facility and commercial paper borrowings.

(e)
Excludes our “Debt fair value adjustments” which, as of September 30, 2015 and December 31, 2014, increased our combined debt balances by $1,855 million and $1,785 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs (resulting from the implementation of ASU Nos. 2015-03 and 2015-15) and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

Credit Facilities

As of September 30, 2015, we had $275 million outstanding under our five-year $4.0 billion revolving credit facility, $193 million outstanding under our $4.0 billion commercial paper program and $117 million in letters of credit. Our availability under this facility as of September 30, 2015 was $3,415 million. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

On February 13, 2015, in connection with the Hiland acquisition, we entered into and made borrowings of $1,641 million under a new six-month bridge credit facility with UBS AG, Stamford Branch. Interest under this bridge credit facility was charged at the same rate as our $4.0 billion revolving credit facility. Prior to March 31, 2015, we repaid the outstanding borrowings and the facility was terminated on April 6, 2015.

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

Long-term Debt Issuances and Repayments
Apart from the assumption of the Hiland debt discussed above, following are significant long-term debt issuances and repayments made during the nine months ended September 30, 2015:

Issuances	$800 million 5.05% notes due 2046
$815 million 1.50% notes due 2022(a)
$543 million 2.25% notes due 2027(a)

Repayments	$300 million 5.625% notes due 2015
$250 million 5.15% notes due 2015
_______

(a)
Senior notes are denominated in Euros and are presented above in U.S. dollars at the exchange rate on the issuance date of 1.0860 U.S. dollars per Euro. At the time of issuance, we entered into cross-currency swap agreements effectively converting these senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).

4.  Stockholders’ Equity

Common Equity

As of September 30, 2015, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 10 to our consolidated financial statements included in our 2014 Form 10-K.

On June 12, 2015, we announced that our board of directors approved a warrant repurchase program authorizing us to repurchase in the aggregate up to $100 million of warrants. As of September 30, 2015, we had $91 million of availability remaining under the above announced program. As of December 31, 2014, we had $2 million available for repurchases under our 2014 repurchase program, which was exhausted in June 2015.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares of our Class P common stock having an aggregate offering of up to $5.0 billion from time to time during the term of this agreement. During the nine months ended September 30, 2015, we issued and sold 101,290,190 shares of our Class P common stock pursuant to the equity distribution agreement, and issued an additional 1,324,318 shares after September 30, 2015 to settle sales made on or before September 30, 2015, resulting in net proceeds of $3.9 billion.

Dividends

Holders of our common stock share equally in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Per common share cash dividend declared for the period	$0.51	$0.44	$1.48	$1.29
Per common share cash dividend paid in the period	$0.49	$0.43	$1.42	$1.26

On October 21, 2015, our board of directors declared a cash dividend of $0.51 per share for the quarterly period ended September 30, 2015, which is payable on November 13, 2015 to shareholders of record as of November 2, 2015.

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

As of December 31, 2014, we had discontinued hedge accounting on certain of our crude derivative contracts as we did not expect them to continue to be highly effective, for accounting purposes, in offsetting the variability in cash flows. This was caused primarily by volatility in basis differentials. As the forecasted transactions are still probable, accumulated gains and losses remain in other comprehensive income until earnings are impacted by the forecasted transactions. Changes in the derivative contracts’ fair value subsequent to the discontinuance of hedge accounting are reported in earnings. We re-designate certain of these hedging relationships as the expected effectiveness improves to required levels.
Energy Commodity Price Risk Management

As of September 30, 2015, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(23.0)	MMBbl
Crude oil basis	(9.4)	MMBbl
Natural gas fixed price	(41.2)	Bcf
Natural gas basis	(16.7)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.8)	MMBbl
Crude oil basis	(1.7)	MMBbl
Natural gas fixed price	(20.6)	Bcf
Natural gas basis	(15.0)	Bcf
NGL and other fixed price	(1.9)	MMBbl

As of September 30, 2015, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2018. We have additional economic hedge contracts not designated as accounting hedges through December 2019.

Interest Rate Risk Management

As of September 30, 2015 and December 31, 2014, we had a combined notional principal amount of $9,700 million and $9,200 million, respectively, of fixed-to-variable interest rate swap agreements, effectively converting the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London Interbank Offered Rate (LIBOR) plus a spread.  All of our swap agreements have termination dates that correspond to the maturity dates of the related series of senior notes and, as of September 30, 2015, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

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

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	Location	Fair value		Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$347	$309	$(33)	$(34)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	233	6	(4)	—
Subtotal		580	315	(37)	(34)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	153	143	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	361	260	(1)	(53)
Subtotal		514	403	(1)	(53)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(14)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	—	(21)	—
Subtotal		1	—	(35)	—
Total		1,095	718	(73)	(87)

Derivatives not designated as hedging contracts
Natural gas, crude, NGL and other derivative contracts	Fair value of derivative contracts/(Other current liabilities)	23	73	(4)	(2)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	13	196	(1)	—
Subtotal		36	269	(5)	(2)
Power derivative contracts	Fair value of derivative contracts/(Other current liabilities)	6	10	(30)	(57)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	—	(16)
Subtotal		6	10	(30)	(73)
Total		42	279	(35)	(75)
Total derivatives		$1,137	$997	$(108)	$(162)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014

Interest rate swap agreements	Interest, net	$251	$(25)	$163	$87

Hedged fixed rate debt	Interest, net	$(283)	$25	$(166)	$(87)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Energy commodity derivative contracts	$119	$121	Revenues—Natural gas sales	$4	$9	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	60	(5)	Revenues—Product sales and other	(6)	26
			Costs of sales	(2)	(2)	Costs of sales	—	—
Interest rate swap agreements	(4)	—	Interest, net	(1)	(1)	Interest, net	—	—
Cross-currency swap	(11)	—	Other, net	2	—
Total	$104	$121	Total	$63	$1	Total	$(6)	$26

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014		2015	2014
Energy commodity derivative contracts	$72	$(10)	Revenues—Natural gas sales	$29	$—	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	161	(30)	Revenues—Product sales and other	4	(6)
			Costs of sales	(21)	4	Costs of sales	—	—
Interest rate swap agreements	(6)	(10)	Interest, net	(2)	(3)	Interest, net	—	—
Cross-currency swap	(22)	—	Other, net	25	—
Total	$44	$(20)	Total	$192	$(29)	Total	$4	$(6)
_________

(a)
We expect to reclassify an approximate $161 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of September 30, 2015 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Energy commodity derivative contracts	Revenues—Natural gas sales	$6	$4	$9	$(12)
	Revenues—Product sales and other	169	5	173	6
	Costs of sales	—	(3)	—	4
	Other expense (income)	—	—	—	(2)
Total(a)		$175	$6	$182	$(4)
_______
(a) For the three and nine months ended September 30, 2015, includes approximate gains of $19 million and $21 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks
In conjunction with the purchase of exchange-traded derivative contracts or when the market value of our derivative contracts with specific counterparties exceeds established limits, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both September 30, 2015 and December 31, 2014, we had $2 million and $20 million, respectively, of outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2015 and December 31, 2014, we had cash margins of $14 million and $47 million posted as collateral and $32 million and $13 million, respectively, held as collateral.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of September 30, 2015, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2014	$327	$(108)	$(236)	$(17)
Other comprehensive loss before reclassifications	44	(170)	7	(119)
Amounts reclassified from accumulated other comprehensive loss	(192)	—	—	(192)
Net current-period other comprehensive loss	(148)	(170)	7	(311)
Balance as of September 30, 2015	$179	$(278)	$(229)	$(328)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2013	$(3)	$2	$(23)	$(24)
Other comprehensive loss before reclassifications	(8)	(31)	2	(37)
Amounts reclassified from accumulated other comprehensive loss	11	—	—	11
Net current-period other comprehensive loss	3	(31)	2	(26)
Balance as of September 30, 2014	$—	$(29)	$(21)	$(50)

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of September 30, 2015
Energy commodity derivative contracts(a)	$54	$561	$7	$622	$(40)	$(32)	$550
Interest rate swap agreements	$—	$514	$—	$514	$(1)	$—	$513
Cross-currency swap agreements	$—	$1	$—	$1	$(1)	$—	$—
As of December 31, 2014
Energy commodity derivative contracts(a)	$49	$533	$12	$594	$(46)	$(13)	$535
Interest rate swap agreements	$—	$403	$—	$403	$(44)	$—	$359

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(c)
As of September 30, 2015
Energy commodity derivative contracts(a)	$(9)	$(33)	$(30)	$(72)	$40	$14	$(18)
Interest rate swap agreements	$—	$(1)	$—	$(1)	$1	$—	$—
Cross-currency swap agreements	$—	$(35)	$—	$(35)	$1	$—	$(34)
As of December 31, 2014
Energy commodity derivative contracts(a)	$(25)	$(11)	$(73)	$(109)	$46	$47	$(16)
Interest rate swap agreements	$—	$(53)	$—	$(53)	$44	$—	$(9)
_______

(a)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate swaps and options. Level 3 consists primarily of power derivative contracts.

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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives-net asset (liability)
Beginning of Period	$(37)	$(116)	$(61)	$(110)
Total gains or (losses)
Included in earnings	(1)	14	(1)	—
Included in other comprehensive loss	—	10	—	—
Settlements	15	13	39	31
End of Period	$(23)	$(79)	$(23)	$(79)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$—	$16	$2	$(4)

As of September 30, 2015, our Level 3 derivative assets and liabilities consisted primarily of power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances (the carrying amounts below include both short-term and long-term and debt fair value adjustments), is disclosed below (in millions):

	September 30, 2015		December 31, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$44,633	$41,136	$42,814	$43,582

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both September 30, 2015 and December 31, 2014.

7.  Reportable Segments
 Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,176	$2,745	$6,444	$7,766
Intersegment revenues	8	6	16	11
CO2	517	508	1,316	1,445
Terminals
Revenues from external customers	469	433	1,395	1,244
Intersegment revenues	—	—	1	1
Products Pipelines
Revenues from external customers	467	520	1,388	1,578
Intersegment revenues	—	—	1	—
Kinder Morgan Canada	68	73	193	210
Other	—	3	3	5
Total segment revenues	3,705	4,288	10,757	12,260
Other revenues	10	9	28	27
Less: Total intersegment revenues	(8)	(6)	(18)	(12)
Total consolidated revenues	$3,707	$4,291	$10,767	$12,275

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Earnings Before DD&A(a)
Natural Gas Pipelines	$993	$1,182	$2,936	$3,207
CO2	29	388	605	1,083
Terminals	249	249	798	692
Products Pipelines	288	222	811	632
Kinder Morgan Canada	42	50	120	138
Other	(9)	6	(55)	13
Total segment earnings before DD&A	1,592	2,097	5,215	5,765
DD&A expense	(617)	(520)	(1,725)	(1,518)
Amortization of excess cost of equity investments	(13)	(12)	(39)	(33)
Other revenues	10	9	28	27
General and administrative expense	(160)	(135)	(540)	(461)
Interest expense, net of unallocable interest income	(539)	(431)	(1,525)	(1,325)
Unallocable income tax expense	(90)	(229)	(470)	(578)
Total consolidated net income	$183	$779	$944	$1,877

	September 30, 2015	December 31, 2014
Assets
Natural Gas Pipelines	$54,725	$52,532
CO2	4,906	5,227
Terminals	9,212	8,850
Products Pipelines	8,471	7,179
Kinder Morgan Canada	1,452	1,593
Other	427	455
Total segment assets	79,193	75,836
Corporate assets(b)	6,438	7,157
Assets held for sale	46	56
Total consolidated assets	$85,677	$83,049

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

(b)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, deferred tax assets, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	$108	$246	$521	$624
Effective tax rate	37.1%	24.0%	35.6%	25.0%

Income tax expense for the three months ended September 30, 2015 is approximately $108 million resulting in an effective tax rate of 37.1%, as compared with $246 million income tax expense and an effective tax rate of 24.0%, for the same period of 2014. The effective tax rate for the three months ended September 30, 2015 is higher than the statutory federal rate of 35% primarily due to state and foreign income taxes, partially offset by dividend-received deductions from our investment in Florida Gas Pipeline (Citrus) and adjustments to our income tax reserve for uncertain tax positions.

Income tax expense for the nine months ended September 30, 2015 is approximately $521 million resulting in an effective tax rate of 35.6%, as compared with $624 million income tax expense and an effective tax rate of 25.0%, for the same period of 2014. The effective tax rate for the nine months ended September 30, 2015 is marginally higher than the statutory federal rate of 35% primarily due to state and foreign income taxes, offset by (i) dividend-received deductions from our investment in Citrus; (ii) the change in the effective state tax rate as a result of the Hiland acquisition; and (iii) adjustments to our income tax reserve for uncertain tax positions.

The effective tax rate for the three months ended September 30, 2014 is lower than the statutory federal rate of 35% primarily due to the net effect of consolidating KMP’s and EPB’s income tax provisions and dividend-received deductions from our investment in Citrus, partially offset by state income taxes.

The effective tax rate for the nine months ended September 30, 2014 is lower than the statutory federal rate of 35% primarily due to the net effect of consolidating KMP’s and EPB’s income tax provisions and dividend-received deductions from our investment in Citrus. These decreases are partially offset by state income taxes and the amortization of the deferred charge recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets.

As of September 30, 2015, the total amount of unrecognized tax benefits relating to uncertain tax positions is $156 million, a decrease of $33 million from the December 31, 2014 balance of $189 million. This $33 million decrease in unrecognized tax benefits resulted primarily from the settlement of a claim for refund and certain statute of limitations expiration related to state income taxes.

9.  Litigation, Environmental, Other Contingencies and Commitments

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

Federal Energy Regulatory Commission Proceedings

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In late June of 2014, certain shippers filed additional complaints with the FERC (docketed at OR14-35 and OR14-36) challenging SFPP’s adjustments to its rates in 2012 and 2013 for inflation under the FERC’s indexing regulations. If the shippers are successful in proving these claims or other of their claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance we may include in our rates. With respect to all of the SFPP proceedings at the FERC, we estimate that the shippers are seeking approximately $20 million in annual rate reductions and approximately $119 million in refunds. However, applying the principles of several recent FERC decisions in SFPP cases, as applicable, to pending cases would result in substantially lower rate reductions and refunds than those sought by the shippers. We do not expect refunds in these cases to have an impact on our dividends to our shareholders.

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it will apply its findings in Opinion 517-A to the same issues in the 2010 rate case. EPNG has sought federal appellate review of Opinion 517-A. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528) on October 17, 2013. EPNG sought rehearing on certain issues in Opinion 528. As required by Opinion 528, EPNG filed revised pro forma recalculated rates consistent with the terms of Opinion 528. The FERC also required an Administrative Law Judge (ALJ) to conduct an additional hearing concerning one of the issues in Opinion 528. On September 17, 2014, the ALJ issued an initial decision finding certain shippers qualify for lower rates under a prior settlement. EPNG has sought FERC review of the ALJ decision. EPNG believes it has an appropriate reserve related to the findings in Opinions 517-A and 528 for both rate cases. We do not expect refunds in these cases to have an impact on our dividends to our shareholders.

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

On April 23, 2015, after the above-referenced decision by the California Court of Appeals which held that UPRR does not own the subsurface rights to grant certain easements and may not be able to collect rent from those easements, a purported class action lawsuit was filed in the U.S. District Court for the Northern District of California (Case No. 01842) by private landowners in California who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. Substantially similar follow-on lawsuits have been filed in federal courts by landowners in Nevada, Arizona, New

Mexico and Texas. These suits, which are brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, assert claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” for declaratory judgment, trespass, ejectment, quiet title, unjust enrichment, accounting, and alleged unlawful business acts and practices arising from defendants’ alleged improper use or occupation of subsurface real property. SFPP views these cases as primarily a dispute between UPRR and the plaintiffs. UPRR purported to grant SFPP a network of subsurface pipeline easements along UPRR’s railroad right-of-way. SFPP relied on the validity of those easements and paid rent to UPRR for the value of those easements. We believe we have recorded a right-of-way liability sufficient to cover our potential liability, if any, for back rent.

SFPP and UPRR have engaged in multiple disputes over the circumstances under which SFPP must pay for relocations of its pipeline within the UPRR right-of-way and the safety standards that govern relocations. In 2006, following a bench trial regarding the circumstances under which SFPP must pay for relocations, the judge determined that SFPP must pay for any relocations resulting from any legitimate business purpose of the UPRR. The decision was affirmed on appeal. In addition, UPRR contends that SFPP must comply with the more expensive American Railway Engineering and Maintenance-of-Way Association (AREMA) standards in determining when relocations are necessary and in completing relocations. Each party has sought declaratory relief with respect to its positions regarding the application of these standards with respect to relocations. In 2011, a jury verdict was reached that SFPP was obligated to comply with AREMA standards in connection with a railroad project in Beaumont Hills, California. In 2014, the trial court entered judgment against SFPP, consistent with the jury’s verdict. On June 29, 2015, the parties entered into a confidential settlement of all of the claims relating to the project in Beaumont Hills and the case was dismissed.

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

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso Corporation, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II were consolidated into one proceeding. Motions to dismiss were filed in Brinckerhoff III and Brinckerhoff IV, and such motions remain pending. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial in late 2014 on the remaining claims. On April 20, 2015, the Court issued a post-trial memorandum opinion (Memorandum Opinion) in Brinckerhoff II entering judgment in favor of all of the defendants other than the general partner of EPB, but finding the general partner liable for breach of contract in connection with EPB’s purchase of 49% interests in Elba and SLNG and a 15% interest in SNG in a $1.13 billion drop-down transaction that closed on November 19, 2010 (Fall Dropdown), prior to our acquisition of El Paso Corporation in 2012. In its Memorandum Opinion, the Court determined that EPB suffered damages of $171 million from the Fall Dropdown, which the Court determined to be the amount that EPB overpaid for Elba. We believe the claim is derivative in nature and was extinguished by our acquisition on November 26, 2014, pursuant to a merger agreement, of all of the outstanding common units of EPB that we did not already own.  On December 2, 2014, we filed a motion to dismiss the remaining claims in Brinckerhoff II based upon our acquisition of all of the outstanding common units of EPB. Oral argument on the motion was held on September 3, 2015 and we await the Court’s decision. In the event our motion to dismiss is denied, we will consider an appeal to the Delaware Supreme Court once a final decision is issued. At the present time, we do not believe that an ultimate award, if any, will have a material financial impact on our Company. We continue to believe the transactions at issue were appropriate and in the best interests of EPB and we intend to continue to defend the lawsuits vigorously.

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

On August 24, 2015, the Court issued an order granting the defendants’ motion to dismiss the remaining counts of the complaint for failure to state a claim. On September 21, 2015, plaintiffs filed a notice of appeal to the Supreme Court of the State of Delaware, captioned Haynes Family Trust et al. v. Kinder Morgan G.P., Inc. et al. (Case No. 515). The plaintiffs are only appealing the dismissal of claims brought against defendants KMGP, Ted A. Gardner, Gary L. Hultquist, and Perry M. Waughtal and not those asserted against KMI, P. Merger Sub LLC, Richard D. Kinder, Steven J. Kean, KMP and KMR. The defendants believe the allegations against them lack merit, and they intend to vigorously defend these lawsuits.

Kinder Morgan Energy Partners, L.P. Capex Litigation

Putative class action and derivative complaints were filed in the Court of Chancery in the State of Delaware against defendants KMI, KMGP and nominal defendant KMEP on February 5, 2014 and March 27, 2014 captioned Slotoroff v. Kinder

Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9318) and Burns et al v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al (Case No. 9479) respectively. The cases were consolidated on April 8, 2014 (Consolidated Case No. 9318). The consolidated suit seeks to assert claims both individually and on behalf of a putative class consisting of all public holders of KMEP units during the period of February 5, 2011 through the date of the filing of the complaints. The suit alleges direct and derivative causes of action for breach of the partnership agreement, breach of the duty of good faith and fair dealing, aiding and abetting, and tortious interference. Among other things, the suit alleges that defendants made a bad faith allocation of capital expenditures to expansion capital expenditures rather than maintenance capital expenditures for the alleged purpose of “artificially” inflating KMEP’s distributions and growth rate. The suit alleges that hundreds of millions of dollars were distributed improperly and seeks disgorgement of any distributions to KMGP, KMI and any related entities, beyond amounts that would have been distributed in accordance with a “good faith” allocation of maintenance capital expenses, together with other unspecified monetary damages including punitive damages and attorney fees.

On August 14, 2015, the parties entered into a Stipulation and Agreement of Settlement pursuant to which defendants will pay $27.5 million (the “Settlement Fund”) to a class of former holders of KMEP common units, and all claims asserted in the consolidated suit will be released. The settlement is subject to court approval following notice to the putative class members. If the court approves the settlement, the final judgment will also include a release of all claims asserted in the Walker litigation discussed below. Plaintiffs’ counsel is seeking an award of attorneys’ fees and litigation expenses from the Court which would be paid from the Settlement Fund. The Court has scheduled a hearing for November 23, 2015 to consider the proposed settlement as well as Plaintiff counsel’s request for fees and expenses. All of the defendants believe they acted properly, in good faith, and in a manner consistent with any and all legal, contractual and equitable duties and obligations, including those contained in the Limited Partnership Agreement. We are entering into this settlement solely to avoid the substantial burden, expense, inconvenience and distraction of continued litigation and to resolve each of the released claims.

Walker v. Kinder Morgan, Inc., Kinder Morgan G.P., Inc. et al.

On March 6, 2014, a putative class action and derivative complaint was filed in the District Court of Harris County, Texas (Case No. 2014-11872 in the 215th Judicial District) against KMI, KMGP, KMR, Richard D. Kinder, Steven J. Kean, Ted A. Gardner, Gary L. Hultquist, Perry M. Waughtal and nominal defendant KMEP. The suit was filed by Kenneth Walker, a purported unit holder of KMEP, and alleges derivative causes of action for alleged violation of duties owed under the partnership agreement, breach of the implied covenant of good faith and fair dealing, “abuse of control” and “gross mismanagement” in connection with the calculation of distributions and allocation of capital expenditures to expansion capital expenditures and maintenance capital expenditures. The suit seeks unspecified money damages, interest, punitive damages, attorney and expert fees, costs and expenses, unspecified equitable relief, and demands a trial by jury. By agreement of the parties, the case is stayed and all claims asserted in this action will be released with prejudice if the Delaware Court approves the settlement in the Kinder Morgan Energy Partners, L.P. Capex Litigation described above.

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

General

As of September 30, 2015 and December 31, 2014, our total reserve for legal matters was $441 million and $400 million, respectively. The reserve primarily relates to various claims from regulatory rate and right-of-way proceedings arising in our products and natural gas pipeline segments and certain corporate matters. The overall increase in the reserve from December 31, 2014 is related to certain legal developments during the nine months ended September 30, 2015 on corporate matters.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision (ROD). Currently, KMLT and 90 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. We expect the RI/FS process to conclude in 2016, after which the EPA is expected to develop a proposed plan leading to a ROD targeted for 2017. The allocation process will follow the issuance of the ROD with an expected completion date of 2017. We anticipate that the cleanup activities will begin within two years after the ROD is issued.

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

On February 20, 2013, the City of San Diego filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 21, 2015, the Court of Appeals issued a memorandum decision which affirmed the District Court’s summary judgment in our favor with respect to the City’s claim under California Safe Drinking Water and Toxic Enforcement Act, but reversed the District Court’s summary judgment decision in our favor on the City’s remaining claims, and also reversed the District Court’s decision to exclude the City’s expert testimony. On July 14, 2015, the Court of Appeals denied our petition for rehearing and issued a mandate returning the case to the U.S. District Court. We intend to pursue dispositive motions before the U.S. District Court and continue to vigorously defend the case.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso Corporation entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group (JDG) of approximately 70 cooperating parties which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, draft remedial investigation and feasibility studies (RI/FS) of the Site were submitted to the EPA in 2015, and comments from the EPA are expected by the end of 2016. Under the second AOC, the JDG members conducted a CERCLA removal action at the Passaic River Mile 10.9, and the group is currently conducting EPA-directed post-remedy monitoring in the removal area. We have established a reserve for the anticipated cost of compliance with the AOCs.

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

No final remedy for this portion of the Site will be selected until the public comment and response period for the FFS is completed and the Record of Decision (ROD) is issued by the EPA, which is expected by the end of 2015. Until the ROD is issued, there is uncertainty about what remedy will be implemented and the extent of potential costs. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. The draft RI/FS was submitted by the CPG earlier in 2015 and proposes a different remedy than the FFS announced by the EPA. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Philadelphia and Point Breeze Terminals, Notices of Violation

On August 7, 2015, KMLT’s Philadelphia Terminal received a Notice of Violation (NOV) from the Pennsylvania Department of Environmental Protection (PADEP) related to an alleged ethanol release from an above ground storage tank at the facility. The NOV alleged a failure to investigate and confirm a suspected release within the regulatory time period and failure of emergency containment to contain a release from a tank. On July 30, 2015, KMLT’s Point Breeze Terminal received a NOV from the PADEP relating to an alleged violation of a regulatory requirement to remove storm water from the emergency containment areas surrounding above ground storage tanks at the facility prior to capacity of containment being reduced by ten percent (10%) or more. Following an informal administrative hearing with the PADEP on October 14, 2015 with respect to both matters, the NOV related to the Philadelphia Terminal was tentatively settled for approximately $0.6 million and the NOV related to the Point Breeze Terminal was tentatively settled for approximately $0.2 million.

Central Florida Pipeline Release, Tampa, Florida

On July 22, 2011, our subsidiary Central Florida Pipeline LLC (CFPL) reported a refined petroleum products release on a section of its 10-inch diameter pipeline near Tampa, Florida. The pipeline carries jet fuel and diesel to Orlando and was carrying jet fuel at the time of the incident. There was no fire and no injuries associated with the incident. CFPL cleaned up the release in coordination with federal, state and local agencies. The cause of the incident was determined to be a third party line strike. In August 2015, the EPA requested that CFPL engage in settlement discussions regarding potential penalties sought by the EPA under the Clean Water Act up to the statutory maximum of approximately $0.9 million. Although CFPL does not believe it caused the incident, and is prepared to vigorously defend any claims that might be asserted by the EPA, we are engaging in good faith settlement negotiations as requested by the EPA.

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

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. The case was removed to the U.S. District Court for the Eastern District of Louisiana, but it has since been remanded to the state district court, where the parties are engaged in discovery. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. TGP responded to Kinetica by reasserting TGP’s demand for defense and indemnity and reserving its rights.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2015 and December 31, 2014, we have accrued a total reserve for environmental liabilities in the amount of $306 million and $340 million, respectively. In addition, as of September 30, 2015 and December 31, 2014, we have recorded a receivable of $13 million and $14 million, respectively, for expected cost recoveries that have been deemed probable.

Commitments

Commitment for Jones Act Trade Fleet Expansion

In August 2015, we entered into a definitive agreement with Philly Tankers LLC totaling $568 million for the construction of four new Tier II, LNG-conversion-ready tankers each with a capacity of 337 MBbl. The tankers are expected to be delivered between November 2016 and November 2017 and would increase our Jones Act tanker fleet to 16 ships by late 2017. Our obligation for payments due under the terms of this agreement total $14 million in 2015; $170 million in 2016; and $384 million in 2017.

10. Recent Accounting Pronouncements

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for us January 1, 2018. Early adoption is permitted for the interim periods within the adoption year. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and assessing the timing of our adoption.

ASU No. 2015-02
On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidated Analysis.” This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU No. 2015-02 will be effective for us January 1, 2016. We are currently reviewing the effect of ASU No. 2015-02.

ASU No. 2015-11

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU requires entities to subsequently measure inventory at the lower of cost and net realizable value, and defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 will be effective for us January 1, 2017. We are currently reviewing the effect of ASU No. 2015-11.

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

Excluding fair value adjustments, as of September 30, 2015, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, and Subsidiary Guarantors had $13,853 million, $20,360 million, $332 million, and $7,222 million of Guaranteed Notes outstanding, respectively.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying September 30, 2015 condensed consolidating balance sheets are approximately $177 million of capitalized lease debt that is not subject to the cross guarantee agreement.

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

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,289	$421	$(12)	$3,707

Operating costs, expenses and other
Costs of sales	—	—	—	1,007	98	1	1,106
Depreciation, depletion and amortization	6	—	—	508	103	—	617
Other operating expenses	16	1	(2)	1,100	161	(13)	1,263
Total operating costs, expenses and other	22	1	(2)	2,615	362	(12)	2,986

Operating (loss) income	(13)	(1)	2	674	59	—	721

Other income (expense)
Earnings from consolidated subsidiaries	366	484	48	376	10	(1,284)	—
Earnings from equity investments	—	—	—	114	—	—	114
Interest, net	(155)	23	(12)	(381)	(15)	—	(540)
Amortization of excess cost of equity investments and other, net	—	—	—	(5)	1	—	(4)

Income before income taxes	198	506	38	778	55	(1,284)	291

Income tax expense	(12)	(2)	—	(93)	(1)	—	(108)

Net income	186	504	38	685	54	(1,284)	183
Net loss attributable to noncontrolling interests	—	—	—	—	—	3	3
Net income attributable to controlling interests	$186	$504	$38	$685	$54	$(1,281)	$186

Net Income	$186	$504	$38	$685	$54	$(1,284)	$183
Total other comprehensive loss	(37)	(42)	—	(24)	(125)	191	(37)
Comprehensive income (loss)	149	462	38	661	(71)	(1,093)	146
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	3	3
Comprehensive income (loss) attributable to controlling interests	$149	$462	$38	$661	$(71)	$(1,090)	$149

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,649	$637	$(4)	$4,291

Operating costs, expenses and other
Costs of sales	—	—	—	1,510	124	8	1,642
Depreciation, depletion and amortization	5	—	—	423	92	—	520
Other operating expenses	4	2	9	667	127	(12)	797
Total operating costs, expenses and other	9	2	9	2,600	343	(4)	2,959

Operating (loss) income	—	(2)	(9)	1,049	294	—	1,332

Other income (expense)
Earnings from consolidated subsidiaries	581	1,126	59	640	487	(2,893)	—
Earnings from equity investments	—	—	—	108	(1)	—	107
Interest, net	(111)	(28)	(13)	(261)	(19)	—	(432)
Amortization of excess cost of equity investments and other, net	—	—	—	(6)	24	—	18

Income before income taxes	470	1,096	37	1,530	785	(2,893)	1,025

Income tax expense	(57)	(3)	—	(21)	(165)	—	(246)

Net income	413	1,093	37	1,509	620	(2,893)	779
Net income attributable to noncontrolling interests	(84)	(44)	—	—	—	(322)	(450)
Net income attributable to controlling interests	$329	$1,049	$37	$1,509	$620	$(3,215)	$329

Net Income	$413	$1,093	$37	$1,509	$620	$(2,893)	$779
Total other comprehensive income (loss)	24	58	—	85	(83)	(38)	46
Comprehensive income	437	1,151	37	1,594	537	(2,931)	825
Comprehensive income attributable to noncontrolling interests	(90)	(45)	—	—	—	(343)	(478)
Comprehensive income attributable to controlling interests	$347	$1,106	$37	$1,594	$537	$(3,274)	$347

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$28	$—	$—	$9,565	$1,210	$(36)	$10,767

Operating costs, expenses and other
Costs of sales	—	—	—	2,997	282	2	3,281
Depreciation, depletion and amortization	16	—	—	1,423	286	—	1,725
Other operating expenses	66	39	(1)	2,552	452	(38)	3,070
Total operating costs, expenses and other	82	39	(1)	6,972	1,020	(36)	8,076

Operating (loss) income	(54)	(39)	1	2,593	190	—	2,691

Other income (expense)
Earnings from consolidated subsidiaries	1,454	2,033	20	1,510	41	(5,058)	—
Earnings from equity investments	—	—	—	304	—	—	304
Interest, net	(356)	30	(36)	(1,133)	(29)	—	(1,524)
Amortization of excess cost of equity investments and other, net	—	—	—	(13)	7	—	(6)

Income (loss) before income taxes	1,044	2,024	(15)	3,261	209	(5,058)	1,465

Income tax expense	(96)	(6)	—	(409)	(10)	—	(521)

Net income (loss)	948	2,018	(15)	2,852	199	(5,058)	944
Net loss attributable to noncontrolling interests	—	—	—	—	—	4	4
Net income (loss) attributable to controlling interests	$948	$2,018	$(15)	$2,852	$199	$(5,054)	$948

Net Income (loss)	$948	$2,018	$(15)	$2,852	$199	$(5,058)	$944
Total other comprehensive loss	(311)	(419)	—	(525)	(266)	1,210	(311)
Comprehensive income (loss)	637	1,599	(15)	2,327	(67)	(3,848)	633
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	4	4
Comprehensive income (loss) attributable to controlling interests	$637	$1,599	$(15)	$2,327	$(67)	$(3,844)	$637

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$27	$—	$—	$10,784	$1,465	$(1)	$12,275

Operating costs, expenses and other
Costs of sales	—	—	—	4,467	393	35	4,895
Depreciation, depletion and amortization	15	—	—	1,232	271	—	1,518
Other operating expenses	24	5	24	1,980	373	(36)	2,370
Total operating costs, expenses and other	39	5	24	7,679	1,037	(1)	8,783

Operating (loss) income	(12)	(5)	(24)	3,105	428	—	3,492

Other income (expense)
Earnings from consolidated subsidiaries	1,554	2,897	159	1,432	1,414	(7,456)	—
Earnings from equity investments	—	—	—	307	(1)	—	306
Interest, net	(373)	(80)	(35)	(766)	(66)	—	(1,320)
Amortization of excess cost of equity investments and other, net	—	—	—	(13)	36	—	23

Income before income taxes	1,169	2,812	100	4,065	1,811	(7,456)	2,501

Income tax expense	(98)	(8)	—	(50)	(468)	—	(624)

Net income	1,071	2,804	100	4,015	1,343	(7,456)	1,877
Net income attributable to noncontrolling interests	(171)	(156)	—	—	—	(650)	(977)
Net income attributable to controlling interests	$900	$2,648	$100	$4,015	$1,343	$(8,106)	$900

Net Income	$1,071	$2,804	$100	$4,015	$1,343	$(7,456)	$1,877
Total other comprehensive loss	(33)	(93)	—	(106)	(128)	290	(70)
Comprehensive income	1,038	2,711	100	3,909	1,215	(7,166)	1,807
Comprehensive income attributable to noncontrolling interests	(164)	(152)	—	—	—	(617)	(933)
Comprehensive income attributable to controlling interests	$874	$2,559	$100	$3,909	$1,215	$(7,783)	$874

Condensed Consolidating Balance Sheets as of September 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$12	$—	$—	$25	$142	$—	$179
Other current assets - affiliates	1,915	1,042	19	9,399	550	(12,925)	—
All other current assets	184	129	1	2,305	276	(7)	2,888
Property, plant and equipment, net	258	—	—	31,972	8,378	—	40,608
Investments	16	2	—	5,811	114	—	5,943
Investments in subsidiaries	33,775	29,470	2,294	18,420	3,337	(87,296)	—
Goodwill	15,089	22	920	5,743	3,178	—	24,952
Notes receivable from affiliates	4,588	22,175	—	2,228	360	(29,351)	—
Deferred tax assets	—	—	—	8,939	—	(3,612)	5,327
Other non-current assets	267	349	—	5,046	118	—	5,780
Total assets	$56,104	$53,189	$3,234	$89,888	$16,453	$(133,191)	$85,677

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$535	$875	$—	$1,471	$122	$—	$3,003
Other current liabilities - affiliates	664	9,654	259	1,761	587	(12,925)	—
All other current liabilities	334	260	15	1,987	599	(7)	3,188
Long-term debt	13,953	20,149	380	6,461	687	—	41,630
Notes payable to affiliates	2,516	448	651	24,378	1,358	(29,351)	—
Deferred income taxes	2,147	—	2	—	1,463	(3,612)	—
All other long-term liabilities and deferred credits	441	180	—	965	428	—	2,014
Total liabilities	20,590	31,566	1,307	37,023	5,244	(45,895)	49,835

Stockholders’ equity
Total KMI equity	35,514	21,623	1,927	52,865	11,209	(87,624)	35,514
Noncontrolling interests	—	—	—	—	—	328	328
Total stockholders’ equity	35,514	21,623	1,927	52,865	11,209	(87,296)	35,842
Total liabilities and stockholders’ equity	$56,104	$53,189	$3,234	$89,888	$16,453	$(133,191)	$85,677

Condensed Consolidating Balance Sheets as of December 31, 2014 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$4	$15	$—	$17	$279	$—	$315
Other current assets - affiliates	1,868	1,335	11	11,573	403	(15,190)	—
All other current assets	397	152	3	2,547	358	(20)	3,437
Property, plant and equipment, net	263	—	5	29,490	8,806	—	38,564
Investments	16	1	—	5,910	109	—	6,036
Investments in subsidiaries	31,372	33,414	1,911	17,868	3,337	(87,902)	—
Goodwill	15,087	22	920	5,419	3,206	—	24,654
Notes receivable from affiliates	4,459	19,832	—	2,415	496	(27,202)	—
Deferred tax assets	—	—	—	9,256	—	(3,605)	5,651
Other non-current assets	258	249	—	3,772	113	—	4,392
Total assets	$53,724	$55,020	$2,850	$88,267	$17,107	$(133,919)	$83,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,486	$699	$—	$381	$151	$—	$2,717
Other current liabilities - affiliates	709	11,949	115	1,551	866	(15,190)	—
All other current liabilities	319	498	12	1,812	1,024	(20)	3,645
Long-term debt	11,833	20,564	386	6,599	715	—	40,097
Notes payable to affiliates	2,619	153	753	22,437	1,240	(27,202)	—
Deferred income taxes	2,099	—	2	—	1,504	(3,605)	—
Other long-term liabilities and deferred credits	583	78	2	987	514	—	2,164
Total liabilities	19,648	33,941	1,270	33,767	6,014	(46,017)	48,623

Stockholders’ equity
Total KMI equity	34,076	21,079	1,580	54,500	11,093	(88,252)	34,076
Noncontrolling interests	—	—	—	—	—	350	350
Total stockholders’ equity	34,076	21,079	1,580	54,500	11,093	(87,902)	34,426
Total liabilities and stockholders’ equity	$53,724	$55,020	$2,850	$88,267	$17,107	$(133,919)	$83,049

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(2,208)	$5,917	$81	$6,834	$193	$(7,310)	$3,507

Cash flows from investing activities
Funding to affiliates	(1,767)	(7,699)	(2)	(7,293)	(597)	17,358	—
Capital expenditures	(9)	—	(3)	(2,747)	(245)	5	(2,999)
Contributions to investments	(5)	—	—	(62)	(7)	5	(69)
Investment in KMP	(159)	—	—	—	—	159	—
Acquisitions of assets and investments	(1,709)	—	—	(210)	—	—	(1,919)
Distributions from equity investments in excess of cumulative earnings	1,060	—	—	113	—	(992)	181
Other, net	—	16	5	50	18	(5)	84
Net cash used in investing activities	(2,589)	(7,683)	—	(10,149)	(831)	16,530	(4,722)

Cash flows from financing activities
Issuances of debt	12,281	—	—	—	—	—	12,281
Payments of debt	(11,544)	(300)	—	(42)	(7)	—	(11,893)
Funding from (to) affiliates	3,351	5,602	(81)	7,842	644	(17,358)	—
Debt issue costs	(20)	—	—	—	—	—	(20)
Issuances of shares	3,833	—	—	—	—	—	3,833
Cash dividends	(3,084)	—	—	—	—	—	(3,084)
Repurchases of warrants	(12)	—	—	—	—	—	(12)
Contributions from parents	—	156	—	3	12	(171)	—
Contributions from noncontrolling interests	—	—	—	—	—	7	7
Distributions to parents	—	(3,706)	—	(4,480)	(141)	8,327	—
Distributions to noncontrolling interests	—	—	—	—	—	(25)	(25)
Other, net	—	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	4,805	1,751	(81)	3,323	508	(9,220)	1,086

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(7)	—	(7)

Net increase (decrease) in cash and cash equivalents	8	(15)	—	8	(137)	—	(136)
Cash and cash equivalents, beginning of period	4	15	—	17	279	—	315
Cash and cash equivalents, end of period	$12	$—	$—	$25	$142	$—	$179

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2014 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash provided by (used in) operating activities	$1,166	$2,868	$(92)	$3,897	$1,219	$(5,566)	$3,492

Cash flows from investing activities
Funding to affiliates	(197)	(5,037)	—	(2,785)	(1,149)	9,168	—
Capital expenditures	(11)	—	(64)	(2,254)	(548)	199	(2,678)
Contributions to investments	—	(118)	—	(342)	—	118	(342)
Investment in KMP	(34)	—	—	—	—	34	—
Drop down assets to KMP	875	(875)	—	—	—	—	—
Acquisitions of assets and investments	—	—	—	(1,085)	(15)	—	(1,100)
Distributions from equity investments in excess of cumulative earnings	70	367	—	139	—	(438)	138
Other, net	—	(2)	199	23	(60)	(198)	(38)
Net cash provided by (used in) investing activities	703	(5,665)	135	(6,304)	(1,772)	8,883	(4,020)

Cash flows from financing activities
Issuances of debt	3,258	10,141	—	—	—	—	13,399
Payments of debt	(3,804)	(7,698)	—	(76)	(7)	—	(11,585)
Funding from (to) affiliates	149	2,225	(44)	6,344	494	(9,168)	—
Debt issue costs	(28)	(24)	—	1	(1)	—	(52)
Cash dividends	(1,304)	—	—	—	—	—	(1,304)
Repurchases of shares and warrants	(192)	—	—	—	—	—	(192)
Contributions from parents	—	1,578	—	151	62	(1,791)	—
Contributions from noncontrolling interests	—	—	—	—	—	1,638	1,638
Distributions to parents	—	(3,322)	—	(4,021)	(152)	7,495	—
Distributions to noncontrolling interests	—	—	—	—	—	(1,491)	(1,491)
Other, net	—	(1)	—	(1)	—	—	(2)
Net cash (used in) provided by financing activities	(1,921)	2,899	(44)	2,398	396	(3,317)	411

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(9)	—	(9)

Net (decrease) increase in cash and cash equivalents	(52)	102	(1)	(9)	(166)	—	(126)
Cash and cash equivalents, beginning of period	83	88	1	17	409	—	598
Cash and cash equivalents, end of period	$31	$190	$—	$8	$243	$—	$472

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

The table below details the reconciliation of Net Income to DCF before certain items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income	$183	$779	$944	$1,877
Add/(Subtract):
Certain items before book tax(a)	260	(269)	350	(229)
Book tax certain items	(95)	27	(136)	28
Certain items after book tax	165	(242)	214	(201)
Net income before certain items	348	537	1,158	1,676
Add/(Subtract):
Net income attributable to third-party noncontrolling interests(b)	(3)	(4)	(16)	(7)
Depreciation, depletion and amortization(c)	708	608	2,004	1,780
Book taxes(d)	224	240	713	655
Cash taxes(e)	(3)	(133)	(19)	(437)
Other, net(f)	7	12	23	26
Sustaining capital expenditures(g)	(152)	(144)	(397)	(353)
Declared distributions to noncontrolling interests(h)	—	(681)	—	(2,000)
DCF before certain items	$1,129	$435	$3,466	$1,340

Weighted Average Shares Outstanding for Dividends(i)	2,210	1,036	2,189	1,035
DCF per share before certain items	$0.51	$0.42	$1.58	$1.29
Declared dividend per common share	$0.51	$0.44	$1.48	$1.29
_______

(a)
Consists of certain items summarized in footnotes (b) through (d) to the “—Consolidated Earnings Results” table included below, and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests.”

(b)
Represents net income allocated to third-party ownership interests in consolidated subsidiaries other than our former master limited partnerships. Three and nine month 2015 amounts exclude a loss attributable to noncontrolling interests of $6 million and $20 million, respectively, related to impairments included as certain items.

(c)
Includes DD&A and amortization of excess cost of equity investments. Three and nine month 2015 amounts also include $78 million and $240 million, respectively, and three and nine month 2014 amounts also include $76 million and $229 million, respectively, of our share of equity investee’s DD&A.

(d)
Excludes book tax certain items and includes income tax allocated to the segments. Three and nine month 2015 amounts also include $21 million and $56 million, respectively, and three and nine month 2014 amounts also include $21 million and $59 million, respectively, of our share of taxable equity investee’s book tax expense.

(e)
Three and nine month 2015 amounts include $(2) million and $(8) million, respectively, and three and nine month 2014 amounts include $(4) million and $(18) million, respectively, of our share of taxable equity investee’s cash taxes.

(f)	For 2015, consists primarily of non-cash compensation associated with our restricted stock program and for 2014 consists primarily of excess coverage from our former master limited partnerships.

(g)
Three and nine month 2015 amounts include $(16) million and $(50) million, respectively, and three and nine month 2014 amounts include $(11) million and $(36) million, respectively, of our share of equity investee’s sustaining capital expenditures.

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

In general, interest expense, general and administrative expenses, DD&A and unallocable income taxes are not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. Our general and administrative expenses include such items as employee benefits insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

We evaluate business segment performance primarily based on segment EBDA before certain items in relation to the level of capital allocated and consider this to be an important measure of our business segment performance.  We account for intersegment sales at market prices, which are eliminated in consolidation.

Results of Operations

	Three Months Ended September 30,
	2015	2014	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before DD&A(a)
Natural Gas Pipelines	$993	$1,182	$(189)	(16)%
CO2	29	388	(359)	(93)%
Terminals	249	249	—	—%
Products Pipelines	288	222	66	30%
Kinder Morgan Canada	42	50	(8)	(16)%
Other	(9)	6	(15)	(250)%
Total segment earnings before DD&A(b)	1,592	2,097	(505)	(24)%
DD&A expense	(617)	(520)	(97)	(19)%
Amortization of excess cost of equity investments	(13)	(12)	(1)	(8)%
Other revenues	10	9	1	11%
General and administrative expense(c)	(160)	(135)	(25)	(19)%
Interest expense, net of unallocable interest income(d)	(539)	(431)	(108)	(25)%
Income before unallocable income taxes	273	1,008	(735)	(73)%
Unallocable income tax expense	(90)	(229)	139	61%
Net income	183	779	(596)	(77)%
Net loss (income) attributable to noncontrolling interests	3	(450)	453	101%
Net income attributable to Kinder Morgan, Inc.	$186	$329	$(143)	(43)%

	Nine Months Ended September 30,
	2015	2014	Earnings increase/(decrease)
	(In millions, except percentages)
Segment earnings before DD&A(a)
Natural Gas Pipelines	$2,936	$3,207	$(271)	(8)%
CO2	605	1,083	(478)	(44)%
Terminals	798	692	106	15%
Products Pipelines	811	632	179	28%
Kinder Morgan Canada	120	138	(18)	(13)%
Other	(55)	13	(68)	(523)%
Total segment earnings before DD&A(b)	5,215	5,765	(550)	(10)%
DD&A expense	(1,725)	(1,518)	(207)	(14)%
Amortization of excess cost of equity investments	(39)	(33)	(6)	(18)%
Other revenues	28	27	1	4%
General and administrative expense(c)	(540)	(461)	(79)	(17)%
Interest expense, net of unallocable interest income(d)	(1,525)	(1,325)	(200)	(15)%
Income before unallocable income taxes	1,414	2,455	(1,041)	(42)%
Unallocable income tax expense	(470)	(578)	108	19%
Net income	944	1,877	(933)	(50)%
Net loss (income) attributable to noncontrolling interests	4	(977)	981	100%
Net income attributable to Kinder Morgan, Inc.	$948	$900	$48	5%
_______

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, other expense(income), net, and losses on impairments and disposals of long-lived assets, net and equity investments.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Allocable income tax expenses included in segment earnings for the three months ended September 30, 2015 and 2014 were $18 million and $17 million, respectively, and for the nine months ended September 30, 2015 and 2014 were $51 million and $46 million, respectively.
Certain item footnotes

(b)
Three and nine month 2015 amounts include decreases in earnings of $247 million and $363 million, respectively, and three and nine month 2014 amounts include increases in earnings of $241 million and $198 million, respectively, related to the combined effect from all of the 2015 and 2014 certain items impacting segment earnings before DD&A and disclosed below in our management discussion and analysis of segment results.

(c)
Three and nine month 2015 amounts include a decrease in expense of $2 million and an increase in expense of $27 million, respectively, and three and nine month 2014 amounts include decreases in expense of $15 million and $18 million, respectively, related to the combined effect from the 2015 and 2014 certain items related to general and administrative expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
Three and nine month 2015 amounts include an increase in expense of $15 million and a decrease in expense of $40 million, respectively, and three and nine month 2014 amounts include a decrease in expense of $13 million for both respective periods, related to the combined effect from the 2015 and 2014 certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

The certain item totals reflected in footnotes (b), (c) and (d) to the tables above totaled a $529 million decrease in income before unallocable income taxes for the third quarter of 2015, when compared to the same prior year period (combining a decrease of $260 million and an increase of $269 million in income before unallocable income taxes for the third quarters of 2015 and 2014, respectively), and totaled a $579 million decrease in income before unallocable income taxes for the nine months ended September 30, 2015, when compared to the same prior year period (combining a decrease of $350 million and an increase of $229 million in income before unallocable income taxes for the nine months ended September 30, 2015 and 2014, respectively). After giving effect to these certain items, the remaining decreases of $206 million (28%) and $462 million (21%) from the prior year quarter and year-to-date, respectively, in income before unallocable income taxes is primarily attributable to increased DD&A expense, general and administrative expense and interest expense, net of unallocable interest income. Our segment earnings before DD&A were relatively flat for the quarter and year-to-date when compared to the prior comparable periods as unfavorable commodity prices affecting our CO2 business segment were offset by increased results from our Products Pipelines and Terminals business segments.

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$2,184	$2,751	$6,460	$7,777
Operating expenses	(1,289)	(1,651)	(3,688)	(4,802)
Gain (loss) on impairments and disposals of long-lived assets and equity investments, net	2	(5)	(116)	(7)
Other income	—	—	3	—
Earnings from equity investments	91	85	264	235
Interest income and Other, net	6	4	18	13
Income tax expense	(1)	(2)	(5)	(9)
Segment earnings before DD&A(b)	993	1,182	2,936	3,207
Certain items, net(b)	(18)	(204)	91	(195)
EBDA before certain items	$975	$978	$3,027	$3,012

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(378)	(15)%	$(1,141)	(15)%
EBDA before certain items	$(3)	—%	$15	—%

Natural gas transport volumes (BBtu/d)(c)	28,580	27,250	28,230	26,891
Natural gas sales volumes (BBtu/d)(d)	2,445	2,446	2,416	2,303
Natural gas gathering volumes (BBtu/d)(e)	3,541	3,508	3,554	3,354
Crude/condensate gathering volumes (MBbl/d)(f)	343	321	340	282
_______
Certain item footnotes

(a)
Three and nine month 2015 amounts include increases in revenue of $17 million and $23 million, respectively, and three and nine month 2014 amounts include increases in revenue of $8 million and $1 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. Three and nine month 2014 amounts also include a $198 million increase in revenue for both periods associated with the early termination charge of a long-term natural gas transportation contract from a certain customer of Kinder Morgan Louisiana Pipeline LLC.

(b)
Three and nine month 2015 amounts include increases in earnings of $17 million and $23 million, respectively, related to derivative contracts, as described in footnote (a) and increases in earnings of $1 million and $4 million, respectively, from other certain items. The nine month ended 2015 amount also includes a decrease in earnings of $128 million related to losses on impairments and disposals of long-lived assets and equity investments partially offset by a $10 million gain on the sale of an asset. Three and nine month 2014 amounts include increases in earnings of $8 million and $1 million, respectively, related to derivative contracts and $198 million for both periods associated with the early termination charge of a transportation contract, as described in footnote (a). Three and nine month 2014 amounts also include decreases in earnings of $2 million and $4 million, respectively, from other certain items.

Other footnotes

(c)
Includes pipeline volumes for Kinder Morgan North Texas Pipeline LLC, Monterrey, TransColorado Gas Transmission Company LLC, Midcontinent Express Pipeline LLC, Kinder Morgan Louisiana Pipeline LLC, Fayetteville Express Pipeline LLC, TGP, EPNG, Copano South Texas, the Texas intrastate natural gas pipeline group, CIG, Wyoming Interstate Company, L.L.C., CPG, SNG, Elba Express, Sierrita, Natural Gas Pipeline Company of America LLC (NGPL), Citrus and Ruby Pipeline, L.L.C. Joint Venture throughput is reported at our ownership share. Volumes for acquired pipelines are included for all periods. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2015 and 2014:

Three months ended September 30, 2015 versus Three months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Hiland Midstream	$37	n/a	$145	n/a
EPNG	13	13%	25	17%
EagleHawk field services(a)	5	—%	n/a	n/a
KinderHawk field services	(21)	(41)%	(22)	(39)%
KMLP	(17)	(74)%	(17)	(68)%
Oklahoma Midstream	(10)	(59)%	(61)	(47)%
CPG	(8)	(38)%	(7)	(27)%
EP Midstream asset operations	(6)	(24)%	(17)	(33)%
South Texas Midstream	(5)	(6)%	(173)	(35)%
Texas Intrastate Natural Gas Pipeline Group	(2)	(3)%	(289)	(28)%
All others (including eliminations)	11	2%	38	7%
Total Natural Gas Pipelines	$(3)	—%	$(378)	(15)%

Nine months ended September 30, 2015 versus Nine months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Hiland Midstream	$95	n/a	$363	n/a
EPNG	33	11%	48	11%
EagleHawk field services(a)	25	278%	n/a	n/a
KinderHawk field services	(46)	(30)%	(48)	(29)%
KMLP	(34)	(67)%	(34)	(58)%
Oklahoma Midstream	(32)	(62)%	(198)	(48)%
CPG	(18)	(29)%	(18)	(23)%
EP Midstream asset operations	(20)	(27)%	(52)	(34)%
South Texas Midstream	(1)	—%	(370)	(28)%
Texas Intrastate Natural Gas Pipeline Group	7	3%	(900)	(29)%
All others (including eliminations)	6	—%	68	4%
Total Natural Gas Pipelines	$15	—%	$(1,141)	(15)%
_______
n/a – not applicable
(a) Equity Investment

The significant changes in our Natural Gas Pipelines business segment’s EBDA before certain items in the comparable three and nine month periods of 2015 and 2014 included the following:

•	increases of $37 million and $95 million, respectively, from our February 2015 acquisition of the Hiland Midstream asset;

•	increases of $13 million (13%) and $33 million (11%), respectively, from EPNG due largely to additional firm transport revenues;

•	increases of $5 million (0%) and $25 million (278%), respectively, from EagleHawk driven by higher volumes and lower pipeline integrity costs;

•	decreases of $21 million (41%) and $46 million (30%), respectively, from KinderHawk primarily due to the expiration of a minimum volume contract;

•	decreases of $17 million (74%) and $34 million (67%), respectively, from KMLP as a result of a customer contract buyout in the third quarter of 2014;

•
decreases of $10 million (59%) and $32 million (62%), respectively, from Oklahoma Midstream primarily due to lower commodity prices and lower volumes. Lower revenues of $61 million and $198 million, respectively, and associated decreases in costs of goods sold were also due to lower commodity prices;

•	decreases of $8 million (38%) and $18 million (29%), respectively, from CPG due primarily to lower transport revenues as a result of contract expirations;

•	decreases of $6 million (24%) and $20 million (27%), respectively, from EP Midstream asset operations primarily due to lower commodity prices partially offset by higher volumes;

•
decreases of $5 million (6%) and $1 million (0%), respectively, from South Texas Midstream primarily due to lower commodity prices, partially offset by higher gathering and processing volumes. Lower revenues of $173 million and $370 million, respectively, and associated decreases in costs of goods sold were also due to lower commodity prices; and

•
decrease of $2 million (3%) and increase of $7 million (3%), respectively, from our Texas intrastate natural gas pipeline group (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems). The year-to-date increase was due largely to higher transportation and natural gas sale margins as a result of new customer contracts, partially offset by lower processing margins due to the non-renewal of a customer contract in the second quarter of 2014 and lower storage margins. The decreases in revenues of $289 million and $900 million, respectively, and associated decreases in costs of goods sold were caused by lower natural gas prices.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$517	$508	$1,316	$1,445
Operating expenses	(104)	(123)	(328)	(375)
Loss on impairments and disposals of long-lived assets, net	(388)	—	(397)	—
Earnings from equity investments	5	5	17	19
Income tax expense	(1)	(2)	(3)	(6)
Segment earnings before DD&A(b)	29	388	605	1,083
Certain items(b)	253	(25)	244	6
EBDA before certain items	$282	$363	$849	$1,089

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(101)	(21)%	$(288)	(20)%
EBDA before certain items	$(81)	(22)%	$(240)	(22)%

Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2	1.2	1.3
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.6	0.5	0.6	0.5
SACROC oil production (gross)(MBbl/d)(d)	32.5	33.1	34.4	32.4
SACROC oil production (net)(MBbl/d)(e)	27.1	27.6	28.7	26.9
Yates oil production (gross)(MBbl/d)(d)	18.9	19.2	18.9	19.5
Yates oil production (net)(MBbl/d)(e)	7.6	8.7	8.2	8.6
Katz oil production (gross)(MBbl/d)(d)	4.1	3.4	4.0	3.6
Katz oil production (net)(MBbl/d)(e)	3.4	2.9	3.4	3.0
Goldsmith oil production (gross)(MBbl/d)(d)	1.6	1.3	1.5	1.3
Goldsmith oil production (net)(MBbl/d)(e)	1.4	1.1	1.3	1.1
NGL sales volumes (net)(MBbl/d)(e)	10.5	10.3	10.3	10.1
Realized weighted-average oil price per Bbl(f)	$74.18	$87.59	$73.19	$89.40
Realized weighted-average NGL price per Bbl(g)	$16.29	$43.57	$18.96	$46.18
_______
Certain item footnote

(a)
Three and nine month 2015 amounts include unrealized gains of $135 million and $143 million, respectively, and three and nine month 2014 amounts include unrealized gains of $25 million and unrealized losses of $6 million, respectively, relating to derivative contracts used to hedge forecasted crude oil sales. Nine month 2015 amount also includes a favorable adjustment of $10 million related to carried working interest at McElmo Dome.

(b)
Three and nine month 2015 amounts include increases in earnings of $135 million $143 million, respectively, related to derivative contracts, as described in footnote (a) and decreases in earnings for both periods of a $378 million impairment charge associated with our Goldsmith oil and gas field driven primarily by lower crude prices, and a $10 million impairment charge associated with our Cottonwood Canyon CO2 source project. Nine month 2015 amount also includes a favorable adjustment of $10 million as described in footnote (a) and a $9 million impairment charge associated with the pending sale of excess construction pipe. Three and nine month 2014 amounts include an increase in earnings of $25 million and a decrease in earnings of $6 million, respectively, related to derivative contracts, as described in footnote (a).

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2015 and 2014.

Three months ended September 30, 2015 versus Three months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(30)	(27)%	$(27)	(22)%
Oil and Gas Producing Activities	(51)	(20)%	(84)	(22)%
Intrasegment eliminations	—	—%	10	45%
Total CO2	$(81)	(22)%	$(101)	(21)%

Nine months ended September 30, 2015 versus Nine months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(94)	(28)%	$(94)	(25)%
Oil and Gas Producing Activities	(146)	(19)%	(223)	(20)%
Intrasegment eliminations	—	—%	29	44%
Total CO2	$(240)	(22)%	$(288)	(20)%

The primary changes in our CO2 business segment’s EBDA before certain items in the comparable three and nine month periods of 2015 and 2014 included the following:

•	decreases of $30 million (27%) and $94 million (28%), respectively, from source and transportation activities due to lower revenues primarily due to lower commodity prices; and

•
decreases of $51 million (20%) and $146 million (19%), respectively, from oil and gas producing activities due to lower revenues driven by lower commodity prices. The nine month decrease was partially offset by higher crude oil sales volumes up 5% from the nine month period of 2014 largely attributable to higher production at the SACROC unit in 2015.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$469	$433	$1,396	$1,245
Operating expenses	(221)	(183)	(599)	(556)
Other income (expense)	1	2	(1)	—
Earnings from equity investments	7	5	16	16
Interest income and Other, net	1	1	7	6
Income tax expense	(8)	(9)	(21)	(19)
Segment earnings before DD&A(b)	249	249	798	692
Certain items, net(b)	14	(2)	—	10
EBDA before certain items	$263	$247	$798	$702

Change from prior period	Increase/(Decrease)
Revenues before certain items	$34	8%	$144	12%
EBDA before certain items	$16	6%	$96	14%

Bulk transload tonnage (MMtons)(c)	16.9	20.4	48.9	60.3
Ethanol (MMBbl)	15.0	17.1	47.3	49.8
Liquids leasable capacity (MMBbl)	81.3	75.6	81.3	75.6
Liquids utilization %(d)	93.4%	94.4%	93.4%	94.4%
______
Certain item footnotes

(a)
Three and nine month 2015 amounts include increases in revenue of $6 million and $19 million, respectively, and three and nine month 2014 amounts include increases in revenue of $4 million and $12 million, respectively, from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
Three and nine month 2015 amounts include (i) increases in revenue of $6 million and $19 million, respectively, as discussed in footnote (a) above; (ii) increases in expenses of $22 million for both periods associated with the write-off of Alpha Natural Resources (Alpha) accounts receivable, due to bankruptcy, for revenues recognized in prior years but not yet collected. Accounts receivable written off associated with revenue recognized in 2015 are not considered a certain item; (iii) increases in earnings of $1 million and $4 million, respectively, associated with a liability adjustment related to a litigation matter; and (iv) an increase in earnings of $1 million and a decrease in earnings of $1 million, respectively from other certain items. Three and nine month 2014 amounts include increases in revenue of $4 million and $12 million, respectively, as discussed in footnote (a) above and increases in expense of $2 million and $10 million, respectively, due to hurricane clean-up and repair activities at our New York Harbor and Mid-Atlantic terminals. Nine month 2014 amount also includes an $12 million increase in expenses associated with a legal reserve adjustment.

Other footnotes

(c)	Includes our proportionate share of joint venture tonnage.

(d)	The ratio of our actual leased capacity to our estimated potential capacity.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2015 and 2014.

Three months ended September 30, 2015 versus Three months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Alberta, Canada	$13	76%	$21	124%
Marine Operations	10	n/a	11	n/a
Gulf Liquids	9	17%	12	17%
Gulf Central	2	17%	4	25%
Gulf Bulk	1	4%	6	16%
Mid Atlantic	(9)	(53)%	(10)	(30)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(10)	(9)%	(10)	(4)%
Total Terminals	$16	6%	$34	8%

Nine months ended September 30, 2015 versus Nine months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Alberta, Canada	$34	77%	$50	111%
Marine Operations	32	n/a	43	n/a
Gulf Liquids	16	10%	27	13%
Gulf Central	22	73%	29	74%
Gulf Bulk	16	26%	26	25%
Mid Atlantic	(15)	(28)%	(17)	(17)%
All others (including intrasegment eliminations and unallocated income tax expenses)	(9)	(3)%	(14)	(2)%
Total Terminals	$96	14%	$144	12%
_______
n/a – not applicable

The primary changes in our Terminals business segment’s EBDA before certain items in the comparable three and nine month periods of 2015 and 2014 included the following:

•
increases of $13 million (76%) and $34 million (77%), respectively, from our Alberta, Canada terminals, driven by our Edmonton-area expansion projects, including storage and connectivity additions at our Edmonton South and North 40 terminals as well as the commissioning of two joint venture rail terminals;

•
increases of $10 million and $32 million, respectively, from our Marine Operations related primarily to the incremental earnings from the Jones Act tankers we acquired in the first and fourth quarters of 2014;

•
increases of $9 million (17%) and $16 million (10%), respectively, from our Gulf Liquids terminals, related to the Vopak terminal acquisition completed in first quarter 2015 and the addition of nine new tanks at Galena Park placed into service during fourth quarter 2014 and first quarter 2015;

•
increases of $2 million (17%) and $22 million (73%), respectively, from our Gulf Central terminals, driven by higher earnings from expansion projects at our joint venture terminals, Battleground Oil Specialty Terminal Company LLC and Deeprock Development LLC;

•	increases of $1 million (4%) and $16 million (26%), respectively, from our Gulf Bulk terminals, driven by increased shortfall revenue from take-or-pay coal contracts;

•
decreases of $9 million (53%) and $15 million (28%), respectively, from our Mid Atlantic terminals, driven by lower revenues as a result of lower tonnage partially offset by higher shortfall revenue from take-or-pay coal contracts; and

•
decrease of $10 million for both periods resulting from the write-off of Alpha accounts receivable associated with revenue recognized in 2015, which impacted our International Marine Terminals included in “All others” and the Mid Atlantic terminals noted above by $8 million and $2 million, respectively.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues(a)	$467	$520	$1,389	$1,578
Operating expenses	(188)	(313)	(607)	(985)
Other income (expense)	—	3	(1)	4
Earnings from equity investments	10	11	32	36
Interest income and Other, net	2	1	5	—
Income tax expense	(3)	—	(7)	(1)
Segment earnings before DD&A(b)	288	222	811	632
Certain items, net(b)	(1)	—	(4)	3
EBDA before certain items	$287	$222	$807	$635

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(54)	(10)%	$(189)	(12)%
EBDA before certain items	$65	29%	$172	27%

Gasoline (MMBbl)(c)	95.3	94.5	281.6	270.6
Diesel fuel (MMBbl)	34.8	33.4	98.7	96.7
Jet fuel (MMBbl)	26.7	25.3	77.8	75.7
Total refined product volumes (MMBbl)(d)	156.8	153.2	458.1	443.0
NGL (MMBbl)(e)	10.0	6.1	29.4	16.1
Crude and condensate (MMBbl)(f)	27.3	8.9	70.9	19.5
Total delivery volumes (MMBbl)	194.1	168.2	558.4	478.6
Ethanol (MMBbl)(g)	10.7	10.8	31.1	30.9
_______
Certain item footnotes

(a)	Three month 2015 amount includes an increase in revenue of $1 million related to an unrealized swap gain.

(b)
Three month 2015 amount includes an increase in revenue of $1 million as discussed in footnote (a) above. Nine month 2015 amount includes a decrease in expense of $4 million related to a certain Pacific operations litigation matter. Nine month 2014 amount includes an increase in expense of $4 million associated with a certain Pacific operations litigation matter, a $3 million gain from the sale of propane pipeline line-fill and an increase in expense of $2 million related to other certain items.

Other footnotes

(c)	Volumes include ethanol pipeline volumes.

(d)	Includes Pacific, Plantation Pipe Line Company, Calnev Pipe Line LLC, Central Florida and Parkway pipeline volumes. Joint Venture throughput is reported at our ownership share.

(e)	Includes Cochin and Cypress pipeline volumes. Joint Venture throughput is reported at our ownership share.

(f)	Includes Kinder Morgan Crude & Condensate, Double Eagle Pipeline LLC and Double H pipeline volumes. Joint Venture throughput is reported at our ownership share.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three and nine month periods of 2015 and 2014.

Three months ended September 30, 2015 versus Three months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline (including KMCC - Splitter)	$35	121%	$48	200%
Pacific operations	12	16%	10	9%
Double H pipeline	12	n/a	15	n/a
Cochin	6	26%	16	64%
Transmix operations	2	33%	(135)	(54)%
All others (including eliminations)	(2)	(3)%	(8)	(8)%
Total Products Pipelines	$65	29%	$(54)	(10)%

Nine months ended September 30, 2015 versus Nine months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline (including KMCC - Splitter)	$99	183%	$90	118%
Pacific operations	29	13%	22	7%
Double H pipeline	30	n/a	38	n/a
Cochin	29	53%	51	78%
Transmix operations	(10)	(28)%	(378)	(47)%
All others (including eliminations)	(5)	(2)%	(12)	(4)%
Total Products Pipelines	$172	27%	$(189)	(12)%
_______
n/a – not applicable

The primary changes in our Products Pipelines business segment’s EBDA before certain items in the comparable three and nine month periods of 2015 and 2014 included the following:

•
increases of $35 million (121%) and $99 million (183%), respectively, from our Kinder Morgan Crude & Condensate Pipeline driven primarily by an increase of 155% and 226%, respectively, in pipeline throughput volumes due to the ramp up of existing customer volumes and additional volumes from new customers and the startup of the first and second phases of KMCC - Splitter in March 2015 and July 2015. KMCC - Splitter contributed $12 million and $22 million to EBDA for the three and nine months ended September 30, 2015;

•
increases of $12 million (16%) and $29 million (13%), respectively, from our Pacific operations due to higher service revenues, resulting from higher volumes and margins, and a reduction in rights-of-way expenses;

•	increases of $12 million and $30 million, respectively, from our Double H pipeline which was acquired in February 2015 as part of the Hiland acquisition;

•	increases of $6 million (26%) and $29 million (53%), respectively, from Cochin driven by higher service revenues due to the completion of the Cochin Reversal project in the third quarter of 2014; and

•
increase of $2 million (33%) and a decrease of $10 million (28%), respectively, from our Transmix processing operations. The decrease for the nine month period was primarily due to unfavorable inventory adjustments impacting margins. The decreases in revenues of $135 million and $378 million, respectively, and associated decreases in costs of goods sold were caused by lower commodity prices.

Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In millions, except operating statistics)
Revenues	$68	$73	$193	$210
Operating expenses	(22)	(27)	(64)	(75)
Interest income and Other, net	1	8	6	14
Income tax expense	(5)	(4)	(15)	(11)
Segment earnings before DD&A	$42	$50	$120	$138

Change from prior period	Increase/(Decrease)
Revenues	$(5)	(7)%	$(17)	(8)%
EBDA	$(8)	(16)%	$(18)	(13)%

Transport volumes (MMBbl)(a)	29.5	27.6	86.9	79.5
_______

(a)	Represents Trans Mountain pipeline system volumes.

Following is information related to the increases and decreases in both EBDA and revenues in the comparable three and nine month periods of 2015 and 2014.

 Three months ended September 30, 2015 versus Three months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(2)	(5)%	$(5)	(7)%
Express Pipeline(a)	(6)	(100)%	n/a	n/a
Total Kinder Morgan Canada	$(8)	(16)%	$(5)	(7)%

Nine months ended September 30, 2015 versus Nine months ended September 30, 2014

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Trans Mountain Pipeline	$(12)	(9)%	$(17)	(8)%
Express Pipeline(a)	(6)	(100)%	n/a	n/a
Total Kinder Morgan Canada	$(18)	(13)%	$(17)	(8)%
_______
n/a - not applicable

(a)
Amount consists of unrealized foreign currency gains, net of book tax, on 2014 outstanding, short-term intercompany borrowings that were repaid in December 2014. We sold our debt and equity investments in Express Pipeline on March 14, 2013.

For the comparable three and nine month periods of 2015 and 2014, the Kinder Morgan Canada business segment had decreases in earnings of $8 million (16%) and $18 million (13%), respectively, driven by an unfavorable impact from foreign currency exchange rates, and repayment of the Express note as discussed in footnote (a) above.

Other

This segment contributed losses of $9 million and $55 million for the three and nine months ended September 30, 2015, respectively. Earnings were $6 million and $13 million for the three and nine months ended September 30, 2014, respectively. However, three and nine month 2015 losses included certain items of a $1 million increase in earnings and a $32 million decrease in earnings, respectively. The nine month 2015 certain items related primarily to a certain litigation matter; and three and nine month 2014 earnings included certain items of $10 million and $22 million, respectively, which increased earnings and were primarily related to foreign operations and our corporate headquarters building. After taking into effect the certain items, the losses for the three and nine months ended September 30, 2015 increased by $6 million and $14 million, respectively, when compared with the same prior year periods primarily due to increased corporate franchise taxes as a result of the Merger Transactions and lower interest income.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended September 30,
	2015	2014	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(c)	$160	$135	$25	19%
Certain items(a)	2	15	(13)	(87)%
Management fee reimbursement(c)	(10)	(9)	(1)	(11)%
General and administrative expense before certain items	$152	$141	$11	8%

Unallocable interest expense net of interest income and other, net(b)	$539	$431	$108	25%
Certain items(b)	(15)	13	(28)	(215)%
Unallocable interest expense net of interest income and other, net, before certain items	$524	$444	$80	18%

Net (loss) income attributable to noncontrolling interests	$(3)	$450	$(453)	(101)%
Noncontrolling interests associated with certain items(d)	6	—	6	n/a
Net income attributable to noncontrolling interests before certain items	$3	$450	$(447)	(99)%

	Nine Months Ended September 30,
	2015	2014	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(c)	$540	$461	$79	17%
Certain items(a)	(27)	18	(45)	(250)%
Management fee reimbursement(c)	(28)	(27)	(1)	(4)%
General and administrative expense before certain items	$485	$452	$33	7%

Unallocable interest expense net of interest income and other, net(b)	$1,525	$1,325	$200	15%
Certain items(b)	40	13	27	208%
Unallocable interest expense net of interest income and other, net, before certain items	$1,565	$1,338	$227	17%

Net (loss) income attributable to noncontrolling interests	$(4)	$977	$(981)	(100)%
Noncontrolling interests associated with certain items(d)	20	—	20	n/a
Net income attributable to noncontrolling interests before certain items	$16	$977	$(961)	(98)%
________
n/a – not applicable

Certain item footnotes

(a)
Three month 2015 amount includes increases in expense of $1 million related to certain corporate legal matters and $2 million related to costs associated with our Hiland acquisition. Nine month 2015 amount includes increases in expense of $41 million related to certain corporate legal matters and $14 million related to costs associated with our Hiland acquisition. Partially offsetting these three and nine month 2015 increases are decreases in expense of $5 million and $28 million, respectively, related to pension credit income. Three and nine month 2014 amounts include (i) decreases in expense of $11 million and $29 million, respectively, related to pension credit income; (ii) a decrease in expense of $1 million and an increase in expense of $7 million, respectively, primarily related to severance costs associated with acquisitions; and (iii) a decrease in expense of $3 million and an increase in expense of $4 million, respectively, for various other certain items.

(b)
Three and nine month 2015 amounts include increases in interest expense of $33 million and $3 million, respectively, primarily related to a non-cash true-up of our estimate of swap ineffectiveness and decreases in interest expense of $18 million and $53 million, respectively, related to debt fair value adjustments associated with acquisitions. Nine month 2015 amount also includes a decrease in interest expense of $13 million associated with a certain Pacific operations litigation matter and a $23 million increase in interest expense for a non-cash adjustment related to a certain legal matter. Three and nine month 2014 amounts include (i) decreases in interest expense of $15 million and $48 million, respectively, related to debt fair value adjustments associated with acquisitions; (ii) a decrease in interest expense of $1 million and an increase in interest expense of $9 million, respectively, of amortization of capitalized financing fees; (iii) increases in interest expense of $2 million and $12 million of interest expense on margin for marketing contracts; and (iv) increases in interest expense of $1 million and $14 million, respectively, associated with a certain Pacific operations litigation matter.
Other footnotes

(c)
Three and nine month 2015 amounts include NGPL Holdco LLC general and administrative reimbursements of $10 million and $28 million. respectively. Three and nine month 2014 amounts include NGPL Holdco LLC general and administrative reimbursements of $9 million and $27 million, respectively. These amounts were recorded to the “Product sales and other” caption with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

(d)
Three and nine month 2015 amount includes a $6 million loss associated with a terminals segment certain item and disclosed above in “—Terminals”. Nine month 2015 amount also includes a $14 million loss associated with a natural gas pipelines segment impairment certain item and disclosed above in “—Natural Gas Pipelines.”

Our consolidated general and administrative expenses before certain items for the three and nine months ended September 30, 2015 as compared to the respective prior year periods increased $11 million and $33 million, respectively. The quarter over quarter increase was primarily driven by lower capitalized costs partially offset by lower benefit costs. The year over year increase was primarily driven by lower capitalized costs and higher benefit costs, payroll taxes and labor expenses, in part due to the Hiland acquisition, partially offset by lower insurance costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income and other, net before certain items for the three and nine months ended September 30, 2015 as compared to the same periods a year ago increased $80 million and $227 million, respectively. The increases in interest expense was due to higher average debt balances as a result of capital expenditures, joint venture contributions and acquisitions that were made during 2014 and 2015, and incremental debt borrowings to fund the $3.9 billion cash portion of the Merger Transactions in November 2014. This increase in interest expense was partially offset by a lower overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2015 and December 31, 2014, approximately 24% and 26%, respectively, of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. The decreases for the three and nine months ended September 30, 2015 as compared to the same periods a year ago of $447 million (99%) and $961 million (98%), respectively, were primarily due to our purchase of the KMP and EPB limited partner units and KMR shares formerly owned by the public in the fourth quarter of 2014 as part of the Merger Transactions.

Income Taxes

Our tax expense for the three months ended September 30, 2015 was approximately $108 million as compared to $246 million for the same period of 2014. The $138 million decrease in tax expense was primarily due to (i) a decrease in our earnings as a result of lower commodity prices and asset impairments in 2015; (ii) the elimination (due to the Merger Transactions) of the deferred charge that had been recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets; and (iii) adjustments to our income tax reserve for uncertain tax positions. These decreases are partially offset by (i) higher foreign taxes primarily as a result of the increase in the Alberta income tax rate; (ii) an increase in our share of taxable income from KMP following the Merger Transactions; and (iii) lower dividend-received deductions from our investment in Florida Gas Pipeline (Citrus).

Our tax expense for the nine months ended September 30, 2015 was approximately $521 million as compared to $624 million for the same period of 2014. The $103 million decrease in tax expense was primarily due to a decrease in our earnings as a result of lower commodity prices and asset impairments in 2015 and the elimination (due to the Merger Transactions) of the deferred charge that had been recorded as a result of the drop-downs of TGP, EPNG, and the midstream assets, partially offset by an increase in our share of taxable income from KMP following the Merger Transactions.

Financial Condition

General

As of September 30, 2015, we had $179 million of “Cash and cash equivalents” on our consolidated balance sheet, a decrease of $136 million (43%) from December 31, 2014. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and our access to financial resources are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have relied primarily on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, and dividend payments.

In general, we expect to fund expansion capital expenditures, acquisitions and debt principal payments through (i) additional borrowings; (ii) the issuance of additional common stock or other forms of equity; and (iii) in some instances, proceeds from divestitures.

Short-term Liquidity

As of September 30, 2015, our principal sources of short-term liquidity are (i) our $4.0 billion revolving credit facility and associated $4.0 billion commercial paper program; and (ii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and have consistently generated strong cash flow from operations, providing a source of funds of $3,507 million and $3,492 million in the first nine months of 2015 and 2014, respectively (the period-to-period increase is discussed below in “Cash Flows—Operating Activities”).

Our short-term debt as of September 30, 2015 was $3,003 million, primarily consisting of (i) $275 million outstanding borrowings under our $4 billion revolving credit facility; (ii) $193 million outstanding borrowings under our $4 billion commercial paper program; and (iii) a combined $2,382 million of six separate series of senior notes that mature in the next year. We intend to refinance our short-term debt through additional credit facility borrowings, commercial paper borrowings, or with issuing new long-term debt or equity. Our combined balance of short-term debt as of December 31, 2014 was $2,717 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,124 million and $2,610 million as of September 30, 2015 and December 31, 2014, respectively.  Our current liabilities include short-term borrowings used to finance our expansion capital expenditures which are periodically replaced with long-term financing. The overall $514 million (20%) unfavorable change from year-end 2014 was primarily due to (i) a net increase in the current portion of long-term debt; (ii) lower cash balances; (iii) lower other current assets driven by the 2015 receipt of a federal tax refund; (iv) a net decrease in accounts receivable trade; (v) a net increase in property tax accruals; offset partially by (vi) a net decrease in our credit facility and commercial paper borrowings; and (vii) a net decrease in accounts payable trade. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of equity and debt issuances.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating DCF (see “Results of Operations—Distributable Cash Flow”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Our capital expenditures for the nine months ended September 30, 2015, and the amount we expect to spend for the remainder of 2015 to grow and sustain our businesses are as follows:

	Nine Months Ended September 30, 2015	2015 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)	$397	$175	$572
Discretionary capital expenditures(b)(c)	$2,626	$827	$3,453
_______

(a)
Nine-month 2015, 2015 Remaining, and Total 2015 amounts include $50 million, $22 million, and $72 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Nine-month 2015 amount includes an increase of $308 million related to discretionary capital expenditures of unconsolidated joint ventures and small acquisitions (i.e. excludes Hiland acquisition) and a decrease of a combined $334 million of net changes from accrued capital expenditures and contractor retainage.

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

Cash Flows

Operating Activities

The net increase of $15 million in cash provided by operating activities for the first nine months of 2015 compared to the respective 2014 period was primarily attributable to:

•
a $216 million decrease in cash from overall net income after adjusting our period-to-period $933 million decrease in net income for non-cash items primarily consisting of the following: (i) net losses on impairments and disposals of long-lived assets and equity investments (see discussion above in “—Results of Operations”); (ii) DD&A expenses (including amortization of excess cost of equity investments); (iii) deferred income taxes; (iv) a net increase in legal reserves (see discussion above in “—Results of Operations”); (v) a net unrealized gain relating to derivative contracts used to hedge forecasted natural gas, NGL, and crude oil sales (see discussion above in “—Results of Operations”); and (v) a net increase in equity earnings from our equity investments; and

•
a $231 million increase in cash associated with net changes in working capital items and non-current assets and liabilities. The increase was driven, among other things, primarily by a $195 million income tax refund on taxes we previously paid in 2014, and higher cash flows due to favorable changes in the collection of trade and exchange gas receivables. These increases were offset by lower cash flow due to the timing of payments from our trade payables and rate case payments.

Investing Activities
The $702 million net decrease in cash provided by investing activities for the first nine months of 2015 compared to the respective 2014 period was primarily attributable to:

•
an $819 million decrease in cash due to higher expenditures for acquisitions and investments. The overall increase in acquisitions was primarily related to the $1,706 million (net of cash assumed) and $158 million we paid for the Hiland and Vopak acquisitions, respectively, in the 2015 period, versus the $961 million we paid for the Jones Act tankers in 2014;

•
a $321 million decrease in cash due to higher capital expenditures, which includes a $185 million payment related to our ELC project in the third quarter of 2015. See discussion in Note 2 “Acquisitions” for further information regarding this purchase;

•
a $273 million increase in cash due to lower capital contributions to our equity investments, primarily due to a $175 million contribution we made in the third quarter of 2014 to our 50%-owned Midcontinent Express Pipeline LLC to fund our share of its repayment of $350 million in senior notes that matured on September 15, 2014; and

•	a $114 million increase in cash primarily due to favorable changes in restricted deposit accounts associated with our hedging activities.

Financing Activities
The net increase of $675 million in cash provided by financing activities for the first nine months of 2015 compared to the respective 2014 period was primarily attributable to:

•	a $3,833 million increase in cash from the issuances of our Class P shares under our equity distribution agreement;

•
a $1,466 million increase in cash due to lower distributions to noncontrolling interests, primarily resulting from our acquisition of the noncontrolling interests associated with KMP and EPB in the Merger Transactions in November 2014;

•	a $180 million increase in cash due to the reduction of payments made to repurchase shares and warrants in the first nine months of 2015 compared to the respective 2014 period;

•	a $1,780 million decrease in cash due to higher total dividend payments;

•
a $1,631 million decrease in contributions provided by noncontrolling interests, primarily reflecting the proceeds received from the issuance of KMP’s and EPB’s common units to the public in the 2014 period and no proceeds in the 2015 period due to the Merger Transactions; and

•	a $1,394 million net decrease in cash from overall debt financing activities. See Note 3 “Debt” for further information regarding our debt activity.

Dividends

We remain on track to meet our full-year dividend target of $2.00 per share on our common stock for 2015, an approximately 15% increase over the 2014 declared dividends of $1.74 per share. While we are largely insulated from fluctuations in commodity prices due to our predominantly take-or-pay supported cash flows, the lower commodity price environment has decreased the amount by which we expect our cash available for dividends to exceed our full-year dividend target.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2014	$0.45	January 21, 2015	February 2, 2015	February 17, 2015
March 31, 2015	$0.48	April 15, 2015	April 30, 2015	May 15, 2015
June 30, 2015	$0.49	July 15, 2015	July 31, 2015	August 14, 2015
September 30, 2015	$0.51	October 21, 2015	November 2, 2015	November 13, 2015

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

Item 4.  Controls and Procedures.
As of September 30, 2015, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation, Environmental, Other Contingencies and Commitments,” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2014 Form10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Our Purchases of Our Warrants

Period	Total number of securities purchased(a)	Average price paid per security	Total number of securities purchased as part of publicly announced plans(a)	Maximum approximate dollar value of securities that may yet be purchased under the plans or programs
July 1 to July 31, 2015	1,121,717	$2.57	1,121,717	$94,878,754
August 1 to August 31, 2015	1,664,269	$1.50	1,664,269	$92,369,260
September 1 to September 30, 2015	1,571,195	$1.10	1,571,195	$90,621,765

Total Warrants	4,357,181	$1.63	4,357,181
				$90,621,765
_______

(a)	On June 12, 2015, we announced that our board of directors had approved a warrant repurchase program authorizing us to repurchase up to $100 million of warrants.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in exhibit 95.1 to this quarterly report.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	*	Amended and Restated Certificate of Incorporation of Kinder Morgan, Inc. (filed as Exhibit 3.1 to Kinder Morgan, Inc.’s Quarterly Report on Form 10‑Q for the three months ended June 30, 2015).

3.2	*
Amended and Restated Bylaws of Kinder Morgan, Inc. as amended by the Amendment No. 1 to the Amended and Restated Bylaws (filed as Exhibit 3.2 to Kinder Morgan, Inc.’s Annual Report on Form 10‑K for the year ended December 31, 2014).

10.1		Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules current as of September 30, 2015.

12.1		Statement re: computation of ratio of earnings to fixed charges.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1		Mine Safety Disclosures.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) our Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; (v) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2015 and 2014; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 23, 2015	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)