Form 10-Q
period 2016-03-31
KINDER MORGAN, INC.
filed 2016-04-22
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 21, 2016, the registrant had 2,231,555,976 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc. and its majority-owned and/or
Copano	=	Copano Energy, L.L.C.			controlled subsidiaries
CPG	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMLP	=	Kinder Morgan Louisiana Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its
EPB	=	El Paso Pipeline Partners, L.P. and its majority-			majority-owned and controlled subsidiaries
		owned and controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	SFPP	=	SFPP, L.P.
Hiland	=	Hiland Partners, LP	SLNG	=	Southern LNG Company, L.L.C.
KMEP	=	Kinder Morgan Energy Partners, L.P.	SNG	=	Southern Natural Gas Company, L.L.C.
KMGP	=	Kinder Morgan G.P., Inc.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” or “our,” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	EPA	=	United States Environmental Protection Agency
BBtu	=	billion British Thermal Units	FASB	=	Financial Accounting Standards Board
Bcf	=	billion cubic feet	FERC	=	Federal Energy Regulatory Commission
CERCLA	=	Comprehensive Environmental Response,	GAAP	=	United States Generally Accepted Accounting
		Compensation and Liability Act			Principles
CO2	=	carbon dioxide or our CO2 business segment	LLC	=	limited liability company
DCF	=	distributable cash flow	MBbl	=	thousand barrels
DD&A	=	depreciation, depletion and amortization	MMBbl	=	million barrels
EBDA	=	earnings before depreciation, depletion and	NGL	=	natural gas liquids
		amortization expenses, including amortization of	OTC	=	over-the-counter
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

See “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) and Item 1A “Risk Factors” included elsewhere in this report for a more detailed description of factors that may affect the forward-looking statements. You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We plan to provide updates to projections included in this report when we believe previously disclosed projections no longer have a reasonable basis.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Natural gas sales	$543	$785
Services	2,114	1,970
Product sales and other	538	842
Total Revenues	3,195	3,597

Operating Costs, Expenses and Other
Costs of sales	731	1,090
Operations and maintenance	565	505
Depreciation, depletion and amortization	551	538
General and administrative	190	216
Taxes, other than income taxes	108	115
Loss on impairments and disposals of long-lived assets, net	235	54
Other (income) expense, net	(1)	1
Total Operating Costs, Expenses and Other	2,379	2,519

Operating Income	816	1,078

Other Income (Expense)
Earnings from equity investments	94	76
Amortization of excess cost of equity investments	(14)	(12)
Interest, net	(441)	(512)
Other, net	13	13
Total Other Expense	(348)	(435)

Income Before Income Taxes	468	643

Income Tax Expense	(154)	(224)

Net Income	314	419

Net Loss Attributable to Noncontrolling Interests	1	10

Net Income Attributable to Kinder Morgan, Inc.	315	429

Preferred Stock Dividends	(39)	—

Net Income Available to Common Stockholders	$276	$429

Class P Shares
Basic Earnings Per Common Share	$0.12	$0.20

Basic Weighted Average Common Shares Outstanding	2,229	2,141

Diluted Earnings Per Common Share	$0.12	$0.20

Diluted Weighted Average Common Shares Outstanding	2,229	2,151

Dividends Per Common Share Declared for the Period	$0.125	$0.480

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net income	$314	$419
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(43) and $1, respectively)	73	(2)
Reclassification of change in fair value of derivatives to net income (net of tax benefit of $64 and $41, respectively)	(108)	(72)
Foreign currency translation adjustments (net of tax (expense) benefit of $(45) and $62, respectively)	78	(108)
Benefit plan adjustments (net of tax expense of $(3) and $(3), respectively)	4	6
Total other comprehensive income (loss)	47	(176)

Comprehensive income	361	243
Comprehensive loss attributable to noncontrolling interests	1	10
Comprehensive income attributable to KMI	$362	$253

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$175	$229
Accounts receivable, net	1,203	1,315
Fair value of derivative contracts	454	507
Inventories	364	407
Other current assets	285	366
Total current assets	2,481	2,824

Property, plant and equipment, net	41,042	40,547
Investments	6,035	6,040
Goodwill	23,801	23,790
Other intangibles, net	3,496	3,551
Deferred income taxes	5,103	5,323
Deferred charges and other assets	2,271	2,029
Total Assets	$84,229	$84,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$1,702	$821
Accounts payable	1,017	1,324
Accrued interest	506	695
Accrued contingencies	276	298
Other current liabilities	895	927
Total current liabilities	4,396	4,065

Long-term liabilities and deferred credits
Long-term debt
Outstanding	40,093	40,632
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,912	1,674
Total long-term debt	42,105	42,406
Other long-term liabilities and deferred credits	2,182	2,230
Total long-term liabilities and deferred credits	44,287	44,636
Total Liabilities	48,683	48,701

Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,229,232,375 and 2,229,223,864 shares, respectively, issued and outstanding	22	22
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 9.75% Series A Mandatory Convertible, $1,000 per share liquidation preference, 1,600,000 shares issued and outstanding	—	—
Additional paid-in capital	41,678	41,661
Retained deficit	(6,106)	(6,103)
Accumulated other comprehensive loss	(414)	(461)
Total Kinder Morgan, Inc.’s stockholders’ equity	35,180	35,119
Noncontrolling interests	366	284
Total Stockholders’ Equity	35,546	35,403
Total Liabilities and Stockholders’ Equity	$84,229	$84,104

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net income	$314	$419
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	551	538
Deferred income taxes	179	221
Amortization of excess cost of equity investments	14	12
Loss on impairments and disposals of long-lived assets, net	235	54
Earnings from equity investments	(94)	(76)
Distributions from equity investment earnings	91	92
Changes in components of working capital, net of the effects of acquisitions
Accounts receivable, net	116	216
Income tax receivable	—	195
Inventories	46	6
Other current assets	16	—
Accounts payable	(172)	(241)
Accrued interest, net of interest rate swaps	(159)	(89)
Accrued contingencies and other current liabilities	(23)	(12)
Rate reparations, refunds and other litigation reserve adjustments	31	60
Other, net	(95)	(139)
Net Cash Provided by Operating Activities	1,050	1,256

Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(330)	(1,864)
Capital expenditures	(811)	(897)
Contributions to investments	(44)	(30)
Distributions from equity investments in excess of cumulative earnings	43	50
Other, net	(2)	(34)
Net Cash Used in Investing Activities	(1,144)	(2,775)

Cash Flows From Financing Activities
Issuances of debt	4,610	7,136
Payments of debt	(4,336)	(6,305)
Debt issue costs	(6)	(16)
Issuances of common shares	—	1,626
Cash dividends - common shares	(279)	(962)
Cash dividends - preferred shares	(37)	—
Contributions from noncontrolling interests	87	—
Distributions to noncontrolling interests	(4)	(10)
Other, net	—	(1)
Net Cash Provided by Financing Activities	35	1,468

Effect of Exchange Rate Changes on Cash and Cash Equivalents	5	(5)

Net decrease in Cash and Cash Equivalents	(54)	(56)
Cash and Cash Equivalents, beginning of period	229	315
Cash and Cash Equivalents, end of period	$175	$259

Non-cash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$43	$1,606
Net assets contributed to equity investment	$—	$27

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$659	$592
Cash refunded during the period for income taxes, net	$(2)	$(196)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2015	2,229	$22	2	$—	$41,661	$(6,103)	$(461)	$35,119	$284	$35,403
Restricted shares					17			17		17
Net income						315		315	(1)	314
Distributions								—	(4)	(4)
Contributions								—	87	87
Preferred stock dividends						(39)		(39)		(39)
Common stock dividends						(279)		(279)		(279)
Other comprehensive income							47	47		47
Balance at March 31, 2016	2,229	$22	2	$—	$41,678	$(6,106)	$(414)	$35,180	$366	$35,546

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2014	2,125	$21	—	$—	$36,178	$(2,106)	$(17)	$34,076	$350	$34,426
Issuances of common shares	39	1			1,625			1,626		1,626
EP Trust I Preferred security conversions	1				19			19		19
Warrants exercised					1			1		1
Restricted shares					16			16		16
Net income						429		429	(10)	419
Distributions								—	(10)	(10)
Common stock dividends						(962)		(962)		(962)
Other comprehensive loss							(176)	(176)		(176)
Balance at March 31, 2015	2,165	$22	—	$—	$37,839	$(2,639)	$(193)	$35,029	$330	$35,359

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

On November 26, 2014, we completed our acquisition, pursuant to three separate merger agreements, of all of the outstanding common units of KMP and EPB and all of the outstanding shares of KMR that we did not already own, which transactions are referred to collectively as the “Merger Transactions.”

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

Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2015 Form 10-K.

Impairments and Disposals

During the three months ended March 31, 2016 and 2015, we had non-cash pre-tax impairment charges and losses on disposals of assets of $254 million and $80 million, respectively. The three months ended March 31, 2016 amount includes (i) $106 million of project write-offs within our regulated natural gas pipeline assets, primarily associated with our Northeast Energy Direct (NED) Market project, and $13 million related to an equity investment in a gas gathering entity, which are all included in our Natural Gas Pipelines business segment; (ii) $27 million of project write-offs within our CO2 business segment; (iii) $20 million related to certain terminals with significant coal operations within our Terminals business segment; (iv) $64 million of write-offs associated with our Palmetto project and a $13 million loss on a held-for-sale Transmix facility, both within our Products Pipelines business segment; and (v) $11 million of net losses on other disposals of assets. The project write-offs recorded in the three months ended March 31, 2016 were driven by management's current assessment of the probability of those projects moving forward based on insufficient progress in obtaining contractual commitments from customers in the New England market, in the case of the NED Market project, and a recent unfavorable action by the Georgia legislature regarding eminent domain authority and permitting for refined products pipelines affecting the Palmetto project. The three months ended March 31, 2015 amount includes (i) $51 million of impairments and project write-offs, related to certain gas gathering and processing assets within our midstream operations and $26 million primarily related to an equity investment in a gathering entity, both within our Natural Gas Pipelines business segment; and (ii) $3 million of net losses on other disposals of assets.

As conditions warrant, we routinely evaluate our assets for potential triggering events that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, equity investments, goodwill, other intangibles and property plant and equipment, including oil and gas properties and in-process construction. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to judgments related to customer credit worthiness, future cash flow estimates, future volume expectations, current and future commodity prices, regulatory environment, management’s decisions to dispose of certain assets and estimates of the fair values of our reporting units, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill which could result in further impairment charges. Because certain of our assets, including our oil and gas producing properties have been written down to fair value, any deterioration in fair value that exceeds the rate of depletion of the related asset would result in further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to not be recoverable.

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

The following tables set forth the allocation of net income available to shareholders of Class P shares and participating securities and the reconciliation of Basic Weighted Average Common Shares Outstanding to Diluted Weighted Average Common Shares Outstanding (in millions):

	Three Months Ended March 31,
	2016	2015
Class P	$275	$426
Participating securities:
Restricted stock awards(a)	1	3
Net Income Available to Common Stockholders	$276	$429

	Three Months Ended March 31,
	2016	2015
Basic Weighted Average Common Shares Outstanding	2,229	2,141
Effect of dilutive securities:
Warrants	—	10
Diluted Weighted Average Common Shares Outstanding	2,229	2,151
________

(a)	As of March 31, 2016, there were approximately 8 million such restricted stock awards.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2016	2015
Unvested restricted stock awards	8	7
Warrants to purchase our Class P shares(a)	293	289
Convertible trust preferred securities	8	9
Mandatory convertible preferred stock(b)	58	n/a
_______
n/a - not applicable
(a) Each warrant entitles the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise, at any time until May 25, 2017. The potential dilutive effect of the warrants does not consider the assumed proceeds to KMI upon exercise.
(b) Until our mandatory convertible preferred shares are converted to common shares, on or before the expected mandatory conversion date of October 26, 2018, the holder of each preferred share participates in our earnings by receiving preferred dividends.

2.  Acquisitions

Acquisition of Terminal Assets from and Joint Venture With BP Products North America Inc. (BP)

On February 1, 2016, we completed the acquisition of 15 products terminals and associated infrastructure from BP for $348 million, including a transaction deposit paid in 2015. In conjunction with this transaction, we and BP formed a joint venture, with an equity ownership interest of 75% and 25%, respectively. Subsequent to the acquisition, we contributed 14 of the acquired terminals to the joint venture, which we operate, and the remaining terminal is solely owned by us. BP acquired its 25% interest in the joint venture for $84 million, which we reported as “Contributions from noncontrolling interests” within our accompanying consolidated statement of cash flows for three months ended March 31, 2016. Of the acquired assets, 10 terminals are included in our Terminals business segment and 5 terminals are included in our Products Pipelines business segment based on synergies with their respective existing operations.

Allocation of Purchase Price

The evaluation of the assigned fair values for the BP terminals acquisition is ongoing and subject to adjustment. As of March 31, 2016, our preliminary allocation of the purchase price for the BP terminals acquisition and the adjusted purchase price allocations for the Hiland acquisition and Royal Vopak terminals acquisition, both completed in February 2015, are detailed below (in millions).

	Acquisitions
	BP Terminal Assets	Hiland	Royal Vopak Terminal Assets
Purchase Price Allocation:
Current assets	$2	$79	$2
Property, plant and equipment	395	1,492	155
Goodwill	—	310	6
Deferred charges and other assets(a)	—	1,498	—
Total assets acquired	397	3,379	163
Current liabilities	—	(253)	(1)
Debt	—	(1,413)	—
Other liabilities	(49)	(4)	(4)
Cash consideration	$348	$1,709	$158
_______

(a)	Primarily consists of customer contracts and relationships with a weighted average amortization period of 16.4 years.

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

The following table provides detail on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts, premiums and issuance costs (in millions):

	March 31, 2016	December 31, 2015
KMI
Unsecured term loan facility, variable rate, due January 26, 2019(a)	$1,000	$—
Senior notes, 1.50% through 8.25%, due 2016 through 2098(b)	13,344	13,346
Credit facility due November 26, 2019(c)	900	—
Commercial paper borrowings(c)	48	—
KMP
Senior notes, 2.65% through 9.00%, due 2016 through 2044	19,485	19,985
TGP senior notes, 7.00% through 8.375%, due 2016 through 2037(a)	1,540	1,790
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032	1,115	1,115
Copano senior notes, 7.125%, due April 1, 2021	332	332
CIG senior notes, 6.85%, due June 15, 2037	100	100
SNG notes, 4.40% through 8.00%, due 2017 through 2032	1,211	1,211
Other Subsidiary Borrowings (as obligor)
Kinder Morgan Finance Company, LLC, senior notes, 5.70% through 6.40%, due 2016 through 2036(a)	786	1,636
Hiland Partners Holdings LLC, senior notes, 5.50% and 7.25%, due 2020 and 2022	974	974
EPC Building, LLC, promissory note, 3.967%, due 2016 through 2035	440	443
Trust I preferred securities, 4.75%, due March 31, 2028	221	221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Other miscellaneous debt	299	300
Total debt – KMI and Subsidiaries	41,895	41,553
Less: Current portion of debt(a)(d)	1,702	821
Total long-term debt – KMI and Subsidiaries(e)	$40,193	$40,732
_______

(a)
On January 26, 2016, we entered into a $1.0 billion three-year unsecured term loan facility with a variable interest rate, which is determined in the same manner as interest on our revolving credit facility borrowings. In January 2016, we repaid $850 million of maturing 5.70% senior notes, and in February 2016, we repaid $250 million of maturing 8.00% senior notes primarily using proceeds from the three-year term loan.

(b)
Amount includes senior notes that are denominated in Euros and have been converted and are respectively reported above at the March 31, 2016 exchange rate of 1.1380 U.S. dollars per Euro and the December 31, 2015 exchange rate of 1.0862 U.S. dollars per Euro. For the three months ended March 31, 2016, our debt increased by $65 million as a result of the change in the exchange rate of U.S. dollars per Euro. At the time of issuance, we entered into cross-currency swap agreements associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).

(c)	As of March 31, 2016, the weighted average interest rate on our credit facility borrowings, including commercial paper borrowings, was 1.86%.

(d)	Amounts include outstanding credit facility borrowings, commercial paper borrowings and other debt maturing within 12 months (see “—Current Portion of Debt” below).

(e)
Excludes our “Debt fair value adjustments” which, as of March 31, 2016 and December 31, 2015, increased our combined debt balances by $1,912 million and $1,674 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

We and substantially all of our wholly owned domestic subsidiaries are a party to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Also, see Note 11.

Credit Facilities

On January 26, 2016, in accordance with the terms of our revolving credit agreement, we increased the capacity of our revolving credit agreement from $4.0 billion to $5.0 billion. The other terms of the revolving credit agreement remain the same. Our availability under this facility as of March 31, 2016 was $3,937 million, which is net of borrowings, and $115 million in letters of credit. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

Current Portion of Debt
In addition to outstanding credit facility borrowings, commercial paper borrowings, and other debt maturing within 12 months, our current portion of debt includes the current portion of the following significant series of long-term notes:

2016	$600 million 6.00% notes due February 2017

2015	$500 million 3.50% notes due March 2016

Long-term Debt Issuances and Repayments
The following are significant long-term debt issuances and repayments made during the three months ended March 31, 2016:

Issuances	$1.0 billion unsecured term loan facility due 2019

Repayments	$850 million 5.70% notes due 2016
$500 million 3.50% notes due 2016
$250 million 8.00% notes due 2016
$67 million 8.25% notes due 2016

4.  Stockholders’ Equity

Common Equity

As of March 31, 2016, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 11 to our consolidated financial statements included in our 2015 Form 10-K.

Common Dividends

Holders of our common stock participate in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2016	2015
Per common share cash dividend declared for the period	$0.125	$0.48
Per common share cash dividend paid in the period	$0.125	$0.45

On April 20, 2016, our board of directors declared a cash dividend of $0.125 per common share for the quarterly period ended March 31, 2016, which is payable on May 16, 2016 to common shareholders of record as of May 2, 2016.

Mandatory Convertible Preferred Stock

On October 30, 2015, we completed an offering of 32,000,000 depositary shares, each of which represents a 1/20th interest in a share of our 1,600,000 shares of 9.750% Series A mandatory convertible preferred stock, with a liquidating preference of $1,000 per share (equal to a $50 liquidation preference per depositary share). For additional information regarding our mandatory convertible preferred stock, see Note 11 to our consolidated financial statements included in our 2015 Form 10-K.

Preferred Dividends

On January 20, 2016, our board of directors declared a cash dividend of $24.375 per share of our mandatory convertible preferred stock (equivalent of $1.21875 per depositary share) for the period from and including January 26, 2016 through and including April 25, 2016, which is payable on April 26, 2016 to mandatory convertible preferred shareholders of record as of April 11, 2016.

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

Energy Commodity Price Risk Management

As of March 31, 2016, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(21.4)	MMBbl
Crude oil basis	(5.6)	MMBbl
Natural gas fixed price	(41.0)	Bcf
Natural gas basis	(31.5)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.4)	MMBbl
Crude oil basis	(1.0)	MMBbl
Natural gas fixed price	(13.0)	Bcf
Natural gas basis	(1.8)	Bcf
NGL and other fixed price	(2.5)	MMBbl

As of March 31, 2016, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2020.

Interest Rate Risk Management

 As of March 31, 2016, we had a combined notional principal amount of $9,775 million of fixed-to-variable interest rate swap agreements, of which $8,475 million were designated as fair value hedges.  As of December 31, 2015, we had a combined notional principal amount of $11,000 million of fixed-to-variable interest rate swap agreements, of which $9,700 million were designated as fair value hedges. All of our swap agreements effectively convert the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London Interbank Offered Rate plus a spread and have termination dates that correspond to the maturity dates of the related series of senior notes. As of March 31, 2016, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

Foreign Currency Risk Management

In connection with the issuance of our Euro denominated senior notes in March 2015 (see Note 3), we entered into $1,358 million cross-currency swap agreements to manage the related foreign currency risk by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes, and such agreements have the same maturities as the hedged senior notes.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	Location	Fair value		Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$287	$359	$(8)	$(13)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	226	244	(2)	—
Subtotal		513	603	(10)	(13)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	126	111	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	529	273	—	(9)
Subtotal		655	384	—	(9)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(29)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	56	—	—	(46)
Subtotal		56	—	(29)	(52)
Total		1,224	987	(39)	(74)

Derivatives not designated as hedging contracts
Natural gas, crude, NGL and other derivative contracts	Fair value of derivative contracts/(Other current liabilities)	27	35	(4)	(1)
Subtotal		27	35	(4)	(1)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	11	1	—	(11)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	27	—	—	(5)
Subtotal		38	1	—	(16)
Power derivative contracts	Fair value of derivative contracts/(Other current liabilities)	3	1	(6)	(17)
Subtotal		3	1	(6)	(17)
Total		68	37	(10)	(34)
Total derivatives		$1,292	$1,024	$(49)	$(108)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended March 31,
		2016	2015

Interest rate swap agreements	Interest, net	$280	$145

Hedged fixed rate debt	Interest, net	$(284)	$(139)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015		2016	2015
Energy commodity derivative contracts	$27	$35	Revenues—Natural gas sales	$21	$24	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	57	64	Revenues—Product sales and other	1	7
			Costs of sales	(10)	(5)	Costs of sales	—	—
Interest rate swap agreements(c)	(4)	(3)	Interest, net	(1)	(1)	Interest, net	—	—
Cross-currency swap	50	(34)	Other, net	41	(10)	Other, net	—	—
Total	$73	$(2)	Total	$108	$72	Total	$1	$7
_________

(a)
We expect to reclassify an approximate $132 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of March 31, 2016 into earnings during the next twelve months (when the associated forecasted sales and purchases are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

(c)	Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2016	2015
Energy commodity derivative contracts	Revenues—Natural gas sales	$6	$4
	Revenues—Product sales and other	(2)	45
	Costs of sales	(5)	(3)
Interest rate swap agreements	Interest, net	53	—
Total(a)		$52	$46
_______
(a) The three months ended March 31, 2016 and 2015 include an approximate gain of $19 million and loss of $5 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks
In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of both March 31, 2016 and December 31, 2015, we had $2 million of outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2016 and December 31, 2015, we had cash margins of $1 million and $0, respectively, posted by us as collateral and $8 million and $37 million, respectively, posted by our counterparties as collateral.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of March 31, 2016, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2015	$219	$(322)	$(358)	$(461)
Other comprehensive gain before reclassifications	73	78	4	155
(Gains) losses reclassified from accumulated other comprehensive income (loss)	(108)	—	—	(108)
Net current-period other comprehensive gain	(35)	78	4	47
Balance as of March 31, 2016	$184	$(244)	$(354)	$(414)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2014	$327	$(108)	$(236)	$(17)
Other comprehensive loss before reclassifications	(2)	(108)	6	(104)
(Gains) losses reclassified from accumulated other comprehensive income (loss)	(72)	—	—	(72)
Net current-period other comprehensive loss	(74)	(108)	6	(176)
Balance as of March 31, 2015	$253	$(216)	$(230)	$(193)

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of March 31, 2016
Energy commodity derivative contracts(a)	$20	$520	$3	$543	$(12)	$(8)	$523
Interest rate swap agreements	$—	$693	$—	$693	$—	$—	$693
Cross-currency swap agreements	$—	$56	$—	$56	$(29)	$—	$27
As of December 31, 2015
Energy commodity derivative contracts(a)	$48	$589	$2	$639	$(12)	$(37)	$590
Interest rate swap agreements	$—	$385	$—	$385	$(8)	$—	$377
Cross-currency swap agreements	$—	$—	$—	$—	$—	$—	$—

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(c)
As of March 31, 2016
Energy commodity derivative contracts(a)	$(2)	$(13)	$(5)	$(20)	$12	$1	$(7)
Interest rate swap agreements	$—	$—	$—	$—	$—	$—	$—
Cross-currency swap agreements	$—	$(29)	$—	$(29)	$29	$—	$—
As of December 31, 2015
Energy commodity derivative contracts(a)	$(4)	$(10)	$(17)	$(31)	$12	$—	$(19)
Interest rate swap agreements	$—	$(25)	$—	$(25)	$8	$—	$(17)
Cross-currency swap agreements	$—	$(52)	$—	$(52)	$—	$—	$(52)
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

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended March 31,
	2016	2015
Derivatives-net asset (liability)
Beginning of Period	$(15)	$(61)
Total gains or (losses) included in earnings	(6)	—
Settlements	19	12
End of Period	$(2)	$(49)
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$1	$1

As of March 31, 2016, our Level 3 derivative assets and liabilities consisted primarily of power derivative contracts, where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value.

Fair Value of Financial Instruments

The estimated fair value of our outstanding debt balances is disclosed below (in millions):

	March 31, 2016		December 31, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$43,807	$40,861	$43,227	$37,481

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both March 31, 2016 and December 31, 2015.

7.  Reportable Segments
 Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2016	2015
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,970	$2,177
Intersegment revenues	1	3
CO2	302	446
Terminals	465	457
Products Pipelines
Revenues from external customers	391	444
Intersegment revenues	5	—
Kinder Morgan Canada	59	60
Other	—	4
Total segment revenues	3,193	3,591
Other revenues	8	9
Less: Total intersegment revenues	(6)	(3)
Total consolidated revenues	$3,195	$3,597

	Three Months Ended March 31,
	2016	2015
Segment EBDA(a)
Natural Gas Pipelines	$992	$1,015
CO2	186	336
Terminals	253	270
Products Pipelines	179	246
Kinder Morgan Canada	40	41
Other	(8)	(6)
Total segment EBDA	1,642	1,902
Total segment DD&A	(551)	(538)
Total segment amortization of excess cost of equity investments	(14)	(12)
Other revenues	8	9
General and administrative expense	(190)	(216)
Interest expense, net of unallocable interest income	(442)	(514)
Unallocable income tax expense	(139)	(212)
Total consolidated net income	$314	$419

	March 31, 2016	December 31, 2015
Assets
Natural Gas Pipelines	$53,456	$53,704
CO2	4,548	4,706
Terminals	9,467	9,083
Products Pipelines	8,512	8,464
Kinder Morgan Canada	1,542	1,434
Other	344	418
Total segment assets	77,869	77,809
Corporate assets(b)	6,337	6,276
Assets held for sale	23	19
Total consolidated assets	$84,229	$84,104
_______

(a)
We evaluate performance based on each segment’s EBDA. Amounts include revenues, earnings from equity investments, allocable interest income, and other, net, less operating expenses, allocable income taxes, and other expense (income), net, and losses on impairments and disposals of long-lived assets, net and equity investments. Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, prepaid assets and deferred charges, deferred tax assets, risk management assets related to debt fair value adjustments and miscellaneous corporate assets (such as information technology and telecommunications equipment) not allocated to individual segments.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended March 31,
	2016	2015
Income tax expense	$154	$224
Effective tax rate	32.9%	34.8%

The effective tax rate for the three months ended March 31, 2016 is lower than the statutory federal rate of 35% primarily due to dividend-received deductions from our investment in Florida Gas Pipeline (Citrus) and adjustments to our income tax reserve for uncertain tax positions, partially offset by state and foreign income taxes.

The effective tax rate for the three months ended March 31, 2015 is lower than the statutory federal rate of 35% primarily due to dividend-received deductions from our investments in Citrus and Plantation Pipe Line Company and the change in the effective state tax rate as a result of the Hiland acquisition, partially offset by state income taxes.

As of March 31, 2016, the total amount of unrecognized tax benefits including interest and penalties relating to uncertain tax positions is $142 million, a decrease of $31 million from the December 31, 2015 balance of $173 million. This $31 million decrease in unrecognized tax benefits resulted primarily from the settlement of a state tax audit and certain statute of limitations expiration on another matter.

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

Federal Energy Regulatory Commission Proceedings

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers the most recent of which was filed in late 2015 with the FERC (docketed at OR16-6) challenging SFPP’s filed East Line rates. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. If the shippers are successful in proving these claims or other of their claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. With respect to the various SFPP related complaints and protest proceedings at the FERC, we estimate that the shippers are seeking approximately $40 million in annual rate reductions and approximately $169 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of several recent FERC decisions in SFPP cases, as applicable, to pending cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. The FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it will apply its findings in Opinion 517-A to the same issues in the 2010 rate case. EPNG has sought federal appellate review of Opinion 517-A. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528-A) on February 18, 2016. The FERC generally upheld its prior determinations, affirmed prior findings of an Administrative Law Judge that certain shippers qualify for lower rates, and required EPNG to file revised pro forma recalculated rates consistent with the terms of Opinions 517-A and 528-A. EPNG has sought rehearing of certain aspects of the decision. All refund obligations related to the 2008 rate case were satisfied during calendar year 2015. With respect to the 2010 rate case, EPNG believes it has an appropriate reserve related to the findings in Opinions 517-A and 528-A.

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

After the above-referenced decision by the California Court of Appeals which held that UPRR does not own the subsurface rights to grant certain easements and may not be able to collect rent from those easements, a purported class action lawsuit was filed in 2015 in the U.S. District Court for the Southern District of California by private landowners in California who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. Substantially similar follow-on lawsuits were filed and are pending in federal courts by landowners in Nevada, Arizona and New Mexico. These suits, which are brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, assert claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” for declaratory judgment, trespass, ejectment, quiet title, unjust enrichment, accounting, and alleged unlawful business acts and practices arising from defendants’ alleged improper use or occupation of subsurface real property. SFPP views these cases as primarily a dispute between UPRR and the plaintiffs. UPRR purported to grant SFPP a network of subsurface pipeline easements along UPRR’s railroad right-of-way. SFPP relied on the validity of those easements and paid rent to UPRR for the value of those easements. We believe we have recorded a right-of-way liability sufficient to cover our potential obligation, if any, for back rent.

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

Gulf LNG Facility Arbitration

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that is not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA seeks declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  As set forth in the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. No date has been set for the arbitration hearing. Eni USA has indicated that it shall continue to pay the amounts claimed to be due pending resolution of the dispute. The successful assertion by Eni USA of its claim to terminate or amend its payment obligations under the agreement prior to the expiration of its initial term could have an adverse effect on the business, financial position, results of operations, or cash flows of GLNG and distributions to KMI, a 50% shareholder of GLNG. We view the allegations in the demand for arbitration to be without merit, and we intend to vigorously contest them in the arbitration.

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

Brinckerhoff v. El Paso Pipeline GP Company, LLC., et al.

In December 2011 (Brinckerhoff I), March 2012, (Brinckerhoff II), May 2013 (Brinckerhoff III) and June 2014 (Brinckerhoff IV), derivative lawsuits were filed in Delaware Chancery Court against El Paso Corporation, El Paso Pipeline GP Company, L.L.C., the general partner of EPB, and the directors of the general partner at the time of the relevant transactions. EPB was named in these lawsuits as a “Nominal Defendant.” The lawsuits arise from the March 2010, November 2010, May 2012 and June 2011 drop-down transactions involving EPB’s purchase of SLNG, Elba Express, CPG and interests in SNG and CIG. The lawsuits allege various conflicts of interest and that the consideration paid by EPB was excessive. Brinckerhoff I and II were consolidated into one proceeding. Motions to dismiss were filed in Brinckerhoff III and Brinckerhoff IV, and such motions remain pending. On June 12, 2014, defendants’ motion for summary judgment was granted in Brinckerhoff I, dismissing the case in its entirety. Defendants’ motion for summary judgment in Brinckerhoff II was granted in part, dismissing certain claims and allowing the matter to go to trial in late 2014 on the remaining claims. On April 20, 2015, the Court issued a post-trial memorandum opinion (Memorandum Opinion) in Brinckerhoff II entering judgment in favor of all of the defendants other than the general partner of EPB, but finding the general partner liable for breach of contract in connection with EPB’s purchase of 49% interests in Elba and SLNG and a 15% interest in SNG in a $1.13 billion drop-down transaction that closed on November 19, 2010 (Fall Dropdown), prior to our acquisition of El Paso Corporation in 2012. In its Memorandum Opinion, the Court determined that EPB suffered damages of $171 million from the Fall Dropdown, which the Court determined to be the amount that EPB overpaid for Elba. We believe the claim is derivative in nature and was extinguished by our acquisition on November 26, 2014, pursuant to a merger agreement, of all of the outstanding common units of EPB that we did not already own.  On December 2, 2015, the Court denied our motion to dismiss the remaining claims in Brinckerhoff II based upon our acquisition of all of the outstanding common units of EPB, and held that damages should be calculated by considering the unaffiliated unitholders’ ownership percentage as of the effective date of the merger. Based on this ruling, the Court entered judgment on February 4, 2016 in the amount of $100.2 million plus interest at the legal rate for the period from November 15, 2010 until the date of payment, if any payment is ultimately required. We have filed an appeal to the Delaware Supreme Court. Execution on the judgment has been stayed until the appeal is decided. At the present time, we do not believe that an ultimate award, if any, will have a material financial impact on our Company. We continue to believe the transactions at issue were appropriate and in the best interests of EPB and we intend to continue to defend the lawsuits vigorously.

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

Kinder Morgan, Inc. Corporate Reorganization Litigation

Certain unitholders of KMP and EPB filed five putative class action lawsuits in the Court of Chancery of the State of Delaware in connection with the Merger Transactions, which the Court consolidated under the caption In re Kinder Morgan, Inc. Corporate Reorganization Litigation (Consolidated Case No. 10093-VCL). On December 12, 2014, the plaintiffs filed a Verified Second Consolidated Amended Class Action Complaint, which purported to assert claims on behalf of both the former EPB unitholders and the former KMP unitholders. The EPB plaintiff alleged that (i) El Paso Pipeline GP Company, L.L.C. (EPGP), the general partner of EPB, and the directors of EPGP breached duties under the EPB partnership agreement, including the implied covenant of good faith and fair dealing, by entering into the EPB Transaction; (ii) EPB, E Merger Sub LLC, KMI and individual defendants aided and abetted such breaches; and (iii) EPB, E Merger Sub LLC, KMI, and individual defendants tortiously interfered with the EPB partnership agreement by causing EPGP to breach its duties under the EPB partnership agreement.

The KMP plaintiffs alleged that (i) KMR, KMGP, and individual defendants breached duties under the KMP partnership agreement, including the implied duty of good faith and fair dealing, by entering into the KMP Transaction and by failing to adequately disclose material facts related to the transaction; (ii) KMI aided and abetted such breach; and (iii) KMI, KMP, KMR, P Merger Sub LLC, and individual defendants tortiously interfered with the rights of the plaintiffs and the putative class under the KMP partnership agreement by causing KMGP to breach its duties under the KMP partnership agreement. The complaint sought declaratory relief that the transactions were unlawful and unenforceable, reformation, rescission, rescissory or compensatory damages, interest, and attorneys’ and experts’ fees and costs. On December 30, 2014, the defendants moved to dismiss the complaint. On April 2, 2015, the EPB plaintiff and the defendants submitted a stipulation and proposed order of dismissal, agreeing to dismiss all claims brought by the EPB plaintiff with prejudice as to the EPB lead plaintiff and without prejudice to all other members of the putative EPB class. The Court entered such order on April 2, 2015.

On August 24, 2015, the Court issued an order granting the defendants’ motion to dismiss the remaining counts of the complaint for failure to state a claim. On September 21, 2015, plaintiffs filed a notice of appeal to the Supreme Court of the State of Delaware, captioned Haynes Family Trust et al. v. Kinder Morgan G.P., Inc. et al. (Case No. 515). The plaintiffs only appealed the dismissal of claims brought against defendants KMGP, Ted A. Gardner, Gary L. Hultquist, and Perry M. Waughtal and not those asserted against KMI, P. Merger Sub LLC, Richard D. Kinder, Steven J. Kean, KMP and KMR. On March 10, 2016, the Delaware Supreme Court affirmed the dismissal of all claims on appeal and this matter is now concluded.

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

General

As of March 31, 2016 and December 31, 2015, our total reserve for legal matters was $481 million and $463 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising in our products and natural gas pipeline segments and certain corporate matters.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member and pays a minimal fee to be part of the group. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. Once the EPA determines the cleanup remedy from the remedial investigations and feasibility studies conducted during the last decade at the site, it will issue a Record of Decision (ROD). Currently, KMLT and 90 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. Following a dispute with the EPA concerning certain provisions of the FS, the parties agreed that the EPA would complete the FS, and that the LWG may dispute the FS within fourteen days of the publication of the proposed remedy for cleanup. We expect the FS and proposed remedy will be completed by the EPA in the second quarter of 2016, and expect the EPA to make a final cleanup decision and publish the ROD by the end of 2016. The allocation process will follow the issuance of the ROD with an expected completion date of 2018. We anticipate that the cleanup activities will begin within two years after the ROD is issued.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for alleged contamination of the water purveyor’s wells. The First Amended Complaint sought $175 million in damages against approximately 70 defendants. On August 6, 2013 plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. We have filed an answer, general denial, and affirmative defenses in response to the Second Amended Complaint and fact discovery is proceeding.

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

On February 20, 2013, the City of San Diego filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. On May 21, 2015, the Court of Appeals issued a memorandum decision which affirmed the District Court’s summary judgment in our favor with respect to the City’s claim under California Safe Drinking Water and Toxic Enforcement Act, but reversed both the District Court’s summary judgment decision in our favor on the City’s remaining claims and the District Court’s decision to exclude the City’s expert testimony. The Court of Appeals issued a mandate returning the case to the U.S. District Court. On January 25, 2016, the District Court heard oral argument on motions we previously filed to exclude certain expert testimony offered by the City and for partial summary judgment on the City’s claims. By its Order dated February 2, 2016, the Court granted in part and denied in part our motion to exclude certain expert testimony, granted in part and denied in part our motion for partial summary judgment, found that the City is limited to seeking alleged damages relating to the three year period immediately preceding the filing of the lawsuit, found that the City lacks expert opinions or testimony to support its claim for water damages, including the alleged loss of use of the Mission Valley aquifer as a source of both supply and storage of potable water, and denied our motion for partial summary judgment on the City’s alleged real estate and restoration damages. As a result of the Court’s Order, the City’s alleged damages should be reduced from approximately $365 million to approximately$160 million. Trial is scheduled to begin June 7, 2016. We intend to continue to vigorously defend the case.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG will conduct a radiological assessment of the surface of the mines. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona (Case No. 3:14-08165-DGC) seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the pervasive control of such federal agencies over all aspects of the nuclear weapons program. Defendants filed an answer and counterclaims seeking contribution and recovery of response costs allegedly incurred by the federal agencies in investigating uranium impacts on the Navajo Reservation. The counterclaim of defendant EPA has been settled, and no viable claims for reimbursement by the other defendants are known to exist.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso Corporation entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties (PRPs) under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group (JDG) of approximately 70 cooperating parties which have entered into AOCs and are directing and funding the work required by the EPA. Under the first AOC, draft remedial investigation and feasibility studies (RI/FS) of the Site were submitted to the EPA in 2015, and comments from the EPA are expected by the end of 2016. Under the second AOC, the JDG members conducted a CERCLA removal action at the Passaic River Mile 10.9, and the group is currently conducting EPA-directed post-remedy monitoring in the removal area. We have established a reserve for the anticipated cost of compliance with the AOCs.

On April 11, 2014, the EPA announced the issuance of its Focused Feasibility Study (FFS) for the lower eight miles of the Passaic River Study Area, and its proposed plan for remedial alternatives to address the dioxin sediment contamination from the mouth of Newark Bay to River Mile 8.3. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank-to-bank and installing an engineered cap at an estimated cost of $1.7 billion. On March 4, 2016, the EPA issued its ROD for the lower 8.3 miles of the Passaic River Study area. The final cleanup plan in the ROD is substantially similar to the EPA’s preferred alternative announced on April 11, 2014. On March 31, 2016, EPEC Polymers, EPEC Oil Trust, and over 80 other PRPs received a Notice of Potential Liability and Commencement of Negotiations for Remedial Design of the FFS (the Notice). The Notice informed the PRP group that the EPA intends to sign an AOC with one member of the PRP group for the remedial design of the cleanup in the ROD, and initiate negotiations over cash buyouts with parties whom the EPA does not consider “major PRPs.” The Notice also stated that the EPA expects to have the remedial design AOC signed by August 31, 2016.

The Notice creates significant uncertainty as to the implementation and associated costs of the remedy set forth in the FFS and ROD, and provides no guidance as to the EPA’s definition of a “major PRP” or the potential amount or range of cash buyouts. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. The draft RI/FS was submitted by the CPG earlier in 2015 and proposes a different remedy than the FFS announced by the EPA. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

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

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On February 13, 2015, the Court granted defendants’ motion to dismiss the suit for failure to state a claim, and issued an order dismissing the SLFPA’s claims with prejudice. The SLFPA filed a notice of appeal on February 20, 2015. The U.S. Court of Appeals for the Fifth Circuit heard oral argument on February 29, 2016 and we await the Court’s decision.

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana (Docket No. 60-999) against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. TGP responded to Kinetica by reasserting TGP’s demand for defense and indemnity and reserving its rights. On November 12, 2015, the Plaquemines Parish Council adopted a resolution directing its legal counsel in all its Coastal Zone cases to take all actions necessary to cause the dismissal of all such cases. By the end of 2015, the Parish’s legal counsel had not taken any action to dismiss the cases, and the defendants in the cases, including TGP in the instant case, filed motions to dismiss on the basis of the Parish Council’s November 12, 2015 resolution. After the filing of the motions to dismiss, the Louisiana Department of Natural Resources and Attorney General filed petitions in intervention. On April 14, 2016, the Parish Council passed a resolution rescinding its November 12, 2015 resolution that had directed its counsel to dismiss the suit. This resolution renders moot our pending motion to dismiss. We intend to continue to vigorously defend the suit.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2016 and December 31, 2015, we have accrued a total reserve for environmental liabilities in the amount of $325 million and $284 million, respectively. In addition, as of both March 31, 2016 and December 31, 2015, we have recorded a receivable of $13 million, for expected cost recoveries that have been deemed probable.

10. Recent Accounting Pronouncements

ASU No. 2014-09

On May 28, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU is designed to create greater comparability for financial statement users across industries and jurisdictions. The provisions of ASU No. 2014-09 include a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which an entity expects to be entitled in exchange for those goods or services. The standard also will require enhanced disclosures, provide more comprehensive guidance for transactions such as service revenue and contract modifications, and enhance guidance for multiple-element arrangements. ASU No. 2014-09 will be effective for us as of January 1, 2018. Early adoption is permitted for the interim periods within the adoption year. We are currently reviewing the effect of ASU No. 2014-09 on our revenue recognition and assessing the timing of our adoption.

ASU No. 2015-02
On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidated Analysis.” This ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. We adopted ASU No. 2015-02 effective January 1, 2016 with no material impact to our financial statements.

ASU No. 2015-11

On July 22, 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU requires entities to subsequently measure inventory at the lower of cost and net realizable value, and defines net realizable value as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 will be effective for us as of January 1, 2017. We are currently reviewing the effect of ASU No. 2015-11.

ASU No. 2016-02

On February 25, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU requires that lessees will be required to recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us as of January 1, 2019. We are currently reviewing the effect of ASU No. 2016-02.

ASU No. 2016-05

On March 10, 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This ASU clarifies that for the purposes of applying the guidance in Topic 815, a change in the counterparty to a derivative instrument that has been designated as the hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument. We adopted ASU 2016-05 in the first quarter of 2016 with no material impact to our financial statements.

ASU No. 2016-09

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 will be effective for us as of January 1, 2017. We are currently reviewing the effect of ASU No. 2016-09.

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

Excluding fair value adjustments, as of March 31, 2016, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, Subsidiary Issuer and Guarantor-Copano, and Subsidiary Guarantors had $15,291 million, $19,485 million, $332 million, and $5,784 million, respectively, of Guaranteed Notes outstanding.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying March 31, 2016 condensed consolidating balance sheets is approximately $174 million of capitalized lease debt that is not subject to the cross guarantee agreement.

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

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$2,825	$370	$(9)	$3,195

Operating Costs, Expenses and Other
Costs of sales	—	—	—	652	76	3	731
Depreciation, depletion and amortization	5	—	—	456	90	—	551
Other operating expenses	19	2	—	813	275	(12)	1,097
Total Operating Costs, Expenses and Other	24	2	—	1,921	441	(9)	2,379

Operating (loss) income	(15)	(2)	—	904	(71)	—	816

Other Income (Expense)
Earnings from consolidated subsidiaries	658	597	7	13	14	(1,289)	—
Earnings from equity investments	—	—	—	94	—	—	94
Interest, net	(170)	63	(12)	(309)	(13)	—	(441)
Amortization of excess cost of equity investments and other, net	—	—	—	(5)	4	—	(1)

Income (Loss) Before Income Taxes	473	658	(5)	697	(66)	(1,289)	468

Income Tax (Expense) Benefit	(158)	(2)	—	6	—	—	(154)

Net Income (Loss)	315	656	(5)	703	(66)	(1,289)	314
Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—	1	1

Net Income (Loss) Attributable to Controlling Interests	315	656	(5)	703	(66)	(1,288)	315

Preferred Stock Dividends	(39)	—	—	—	—	—	(39)
Net Income (Loss) Available to Common Stockholders	$276	$656	$(5)	$703	$(66)	$(1,288)	$276

Net Income (loss)	$315	$656	$(5)	$703	$(66)	$(1,289)	$314
Total other comprehensive income (loss)	47	52	—	(6)	124	(170)	47
Comprehensive income (loss)	362	708	(5)	697	58	(1,459)	361
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	1	1
Comprehensive income (loss) attributable to controlling interests	$362	$708	$(5)	$697	$58	$(1,458)	$362

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—	$—	$3,226	$375	$(13)	$3,597

Operating Costs, Expenses and Other
Costs of sales	—	—	—	1,001	89	—	1,090
Depreciation, depletion and amortization	5	—	—	442	91	—	538
Other operating expenses	12	38	1	685	168	(13)	891
Total Operating Costs, Expenses and Other	17	38	1	2,128	348	(13)	2,519

Operating (loss) income	(8)	(38)	(1)	1,098	27	—	1,078

Other Income (Expense)
Earnings (losses) from consolidated subsidiaries	799	883	(23)	14	16	(1,689)	—
Earnings from equity investments	—	—	—	76	—	—	76
Interest, net	(155)	(27)	(12)	(304)	(14)	—	(512)
Amortization of excess cost of equity investments and other, net	—	—	—	(3)	4	—	1

Income (Loss) Before Income Taxes	636	818	(36)	881	33	(1,689)	643

Income Tax Expense	(207)	(2)	—	(14)	(1)	—	(224)

Net Income (Loss)	429	816	(36)	867	32	(1,689)	419
Net Loss Attributable to Noncontrolling Interests	—	—	—	—	—	10	10
Net Income (Loss) Attributable to Controlling Interests	$429	$816	$(36)	$867	$32	$(1,679)	$429

Net Income (loss)	$429	$816	$(36)	$867	$32	$(1,689)	$419
Total other comprehensive loss	(176)	(238)	—	(196)	(164)	598	(176)
Comprehensive income (loss)	253	578	(36)	671	(132)	(1,091)	243
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	—	10	10
Comprehensive income (loss) attributable to controlling interests	$253	$578	$(36)	$671	$(132)	$(1,081)	$253

Condensed Consolidating Balance Sheets as of March 31, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$10	$—	$—	$13	$165	$(13)	$175
Other current assets - affiliates	4,744	2,207	115	10,520	830	(18,416)	—
All other current assets	121	120	—	1,854	214	(3)	2,306
Property, plant and equipment, net	262	—	—	32,206	8,574	—	41,042
Investments	16	2	—	5,898	119	—	6,035
Investments in subsidiaries	25,726	26,754	2,348	4,653	3,994	(63,475)	—
Goodwill	15,089	22	287	5,220	3,183	—	23,801
Notes receivable from affiliates	1,090	21,754	—	1,249	305	(24,398)	—
Deferred income taxes	7,312	—	—	—	—	(2,209)	5,103
Other non-current assets	389	470	1	4,791	116	—	5,767
Total assets	$54,759	$51,329	$2,751	$66,404	$17,500	$(108,514)	$84,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$948	$600	$—	$32	$122	$—	$1,702
Other current liabilities - affiliates	1,237	10,851	31	5,475	822	(18,416)	—
All other current liabilities	355	225	13	1,625	492	(16)	2,694
Long-term debt	15,011	19,607	376	6,431	680	—	42,105
Notes payable to affiliates	1,373	448	753	20,417	1,407	(24,398)	—
Deferred income taxes	—	—	2	613	1,594	(2,209)	—
All other long-term liabilities and deferred credits	655	184	—	865	478	—	2,182
Total liabilities	19,579	31,915	1,175	35,458	5,595	(45,039)	48,683

Stockholders’ equity
Total KMI equity	35,180	19,414	1,576	30,946	11,905	(63,841)	35,180
Noncontrolling interests	—	—	—	—	—	366	366
Total stockholders’ Equity	35,180	19,414	1,576	30,946	11,905	(63,475)	35,546
Total Liabilities and Stockholders’ Equity	$54,759	$51,329	$2,751	$66,404	$17,500	$(108,514)	$84,229

Condensed Consolidating Balance Sheets as of December 31, 2015 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$123	$—	$—	$12	$142	$(48)	$229
Other current assets - affiliates	2,233	1,600	—	9,451	695	(13,979)	—
All other current assets	126	119	—	2,163	195	(8)	2,595
Property, plant and equipment, net	252	—	—	32,195	8,100	—	40,547
Investments	16	2	—	5,906	116	—	6,040
Investments in subsidiaries	27,401	28,038	2,341	4,361	3,320	(65,461)	—
Goodwill	15,089	22	287	5,221	3,171	—	23,790
Notes receivable from affiliates	850	21,319	—	2,070	380	(24,619)	—
Deferred income taxes	7,501	—	—	—	—	(2,178)	5,323
Other non-current assets	215	307	1	4,943	114	—	5,580
Total assets	$53,806	$51,407	$2,629	$66,322	$16,233	$(106,293)	$84,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$67	$500	$—	$132	$122	$—	$821
Other current liabilities - affiliates	1,328	8,682	39	3,216	714	(13,979)	—
All other current liabilities	321	458	7	1,987	527	(56)	3,244
Long-term debt	13,845	20,053	378	7,447	683	—	42,406
Notes payable to affiliates	2,404	448	622	19,840	1,305	(24,619)	—
Deferred income taxes	—	—	2	594	1,582	(2,178)	—
Other long-term liabilities and deferred credits	722	193	—	907	408	—	2,230
Total liabilities	18,687	30,334	1,048	34,123	5,341	(40,832)	48,701

Stockholders’ equity
Total KMI equity	35,119	21,073	1,581	32,199	10,892	(65,745)	35,119
Noncontrolling interests	—	—	—	—	—	284	284
Total stockholders’ Equity	35,119	21,073	1,581	32,199	10,892	(65,461)	35,403
Total Liabilities and Stockholders’ Equity	$53,806	$51,407	$2,629	$66,322	$16,233	$(106,293)	$84,104

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(733)	$1,830	$(131)	$2,377	$15	$(2,308)	$1,050

Cash flows from investing activities
Funding to affiliates	(1,360)	(759)	—	(869)	(109)	3,097	—
Capital expenditures	(24)	—	—	(340)	(447)	—	(811)
Contributions to investments	(31)	—	—	(10)	(3)	—	(44)
Acquisitions of assets and investments, net of cash acquired	—	—	—	(330)	—	—	(330)
Distributions from equity investments in excess of cumulative earnings	790	—	—	29	—	(776)	43
Other, net	—	(30)	—	30	(2)	—	(2)
Net cash used in investing activities	(625)	(789)	—	(1,490)	(561)	2,321	(1,144)

Cash flows from financing activities
Issuances of debt	4,610	—	—	—	—	—	4,610
Payments of debt	(2,729)	(500)	—	(1,104)	(3)	—	(4,336)
Funding (to) from affiliates	(314)	881	131	1,878	521	(3,097)	—
Debt issue costs	(6)	—	—	—	—	—	(6)
Cash dividends - common shares	(279)	—	—	—	—	—	(279)
Cash dividends - preferred shares	(37)	—	—	—	—	—	(37)
Contributions from parents	—	—	—	—	87	(87)	—
Contributions from noncontrolling interests	—	—	—	—	—	87	87
Distributions to parents	—	(1,422)	—	(1,660)	(41)	3,123	—
Distributions to noncontrolling interests	—	—	—	—	—	(4)	(4)
Net cash provided by (used in) financing activities	1,245	(1,041)	131	(886)	564	22	35

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	5	—	5

Net (decrease) increase in cash and cash equivalents	(113)	—	—	1	23	35	(54)
Cash and cash equivalents, beginning of period	123	—	—	12	142	(48)	229
Cash and cash equivalents, end of period	$10	$—	$—	$13	$165	$(13)	$175

Condensed Consolidating Statements of Cash Flows for the Three Months Ended March 31, 2015 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Issuer and Guarantor - Copano	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(300)	$3,675	$139	$500	$(167)	$(2,591)	$1,256

Cash flows from investing activities
Funding to affiliates	(691)	(4,664)	—	(1,364)	(96)	6,815	—
Capital expenditures	(18)	—	(2)	(786)	(95)	4	(897)
Contributions to investments	—	—	—	(30)	—	—	(30)
Investment in KMP	(159)	—	—	—	—	159	—
Acquisitions of assets and investments, net of cash acquired	(1,709)	—	—	(155)	—	—	(1,864)
Distributions from equity investments in excess of cumulative earnings	14	—	—	36	—	—	50
Other, net	—	(31)	4	4	(7)	(4)	(34)
Net cash (used in) provided by investing activities	(2,563)	(4,695)	2	(2,295)	(198)	6,974	(2,775)

Cash flows from financing activities
Issuances of debt	7,136	—	—	—	—	—	7,136
Payments of debt	(5,967)	(300)	—	(36)	(2)	—	(6,305)
Funding from (to) affiliates	1,055	2,311	(141)	3,256	334	(6,815)	—
Debt issue costs	(16)	—	—	—	—	—	(16)
Issuances of common shares	1,626	—	—	—	—	—	1,626
Cash dividends	(962)	—	—	—	—	—	(962)
Contributions from parents	—	156	—	3	—	(159)	—
Distributions to parents	—	(1,147)	—	(1,404)	(50)	2,601	—
Distributions to noncontrolling interests	—	—	—	—	—	(10)	(10)
Other, net	—	—	—	(1)	—	—	(1)
Net cash provided by (used in) financing activities	2,872	1,020	(141)	1,818	282	(4,383)	1,468

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(5)	—	(5)

Net increase (decrease) in cash and cash equivalents	9	—	—	23	(88)	—	(56)
Cash and cash equivalents, beginning of period	4	15	—	17	279	—	315
Cash and cash equivalents, end of period	$13	$15	$—	$40	$191	$—	$259

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General and Basis of Presentation
The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2015 Form 10-K.

2016 Outlook

For 2016, we expect to declare dividends of $0.50 per share. Our budgeted distributable cash flow available to common equity holders (i.e., after payment of preferred dividends) is approximately $4.7 billion. Due to continued weakness in the energy sector in 2016, we now expect DCF to be about 4 percent below our budget. We expect to generate excess cash sufficient to fund our growth capital needs without needing to access capital markets. Our growth capital forecast for 2016 is approximately $2.9 billion (see “Financial Condition—Capital Expenditures”), a reduction of $400 million from our budget of approximately $3.3 billion and a reduction of $1.3 billion from our preliminary 2016 guidance of approximately $4.2 billion.

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

Distributable Cash Flow

DCF before certain items is a significant metric used by us and by external users of our financial statements to evaluate our performance and to measure and estimate the ability of our assets to generate cash flow on an ongoing basis.  Management uses this measure and believes it is important to users of our financial statements because it believes the measure more accurately reflects our business’ ongoing cash generation capacity than a similar measure with the certain items included.  For a discussion of our anticipated dividends for 2016, see “Financial Condition—Cash Flows—Dividends.”

The table below details the reconciliation of Net Income to DCF before certain items:

	Three Months Ended March 31,
	2016	2015

Net Income	$314	$419
Add/(Subtract):
Certain items before book tax(a)	235	48
Book tax certain items(b)	(103)	(22)
Certain items after book tax	132	26
Net income before certain items	446	445
Add/(Subtract):
Net income attributable to third-party noncontrolling interests(c)	(5)	(5)
DD&A expense(d)	652	634
Book taxes(e)	279	262
Cash taxes(f)	(2)	2
Other items(g)	10	8
Sustaining capital expenditures(h)	(108)	(104)
Subtotal	826	797
DCF before certain items available to equity holders	1,272	1,242
Preferred stock dividends	(39)	—
DCF before certain items available to common stockholders	$1,233	$1,242

Weighted average common shares outstanding for dividends(i)	2,237	2,159
DCF per common share before certain items	$0.55	$0.58
Declared dividend per common share	$0.125	$0.480
_______

(a)
Consists of certain items summarized in footnotes (b) through (d) to the “—Consolidated Earnings Results—Results of Operations” table included below, and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—General and Administrative, Interest, and Noncontrolling Interests.”

(b)	Represents income tax provision on certain items plus discrete income tax items.

(c)
Represents net income allocated to third-party ownership interests in consolidated subsidiaries. 2016 and 2015 amounts exclude losses attributable to noncontrolling interests of $6 million and $15 million, respectively, related to certain items.

(d)	Includes DD&A and amortization of excess cost of equity investments. 2016 and 2015 amounts also include $87 million and $84 million, respectively, of our share of equity investees’ DD&A.

(e)
Excludes book tax certain items and includes income tax allocated to the segments. 2016 and 2015 amounts also include $22 million and $16 million, respectively, of our share of taxable equity investees’ book tax expense.

(f)	2016 and 2015 amounts include $(4) million and $1 million, respectively, of our share of taxable equity investees’ cash taxes.

(g)	Consists primarily of non-cash compensation associated with our restricted stock program.

(h)	2016 and 2015 amounts include $(22) million and $(18) million, respectively, of our share of equity investees’ sustaining capital expenditures.

(i)	Includes restricted stock awards that participate in common share dividends and dilutive effect of warrants, as applicable.

Consolidated Earnings Results

In the Results of Operations table below and in the business segment tables that follow, segment EBDA before certain items is calculated by adjusting the segment EBDA for the applicable certain item amounts in the footnotes to those tables.

In general, interest expense, general and administrative expenses, DD&A and unallocable interest income and income taxes and net income attributable to noncontrolling interests are not controllable by our business segment operating managers and therefore are not included when we measure business segment operating performance. Our general and administrative expenses include such items as employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

We evaluate business segment performance primarily based on segment EBDA before certain items in relation to the level of capital allocated and consider this to be an important measure of our business segment performance.  We account for intersegment sales at market prices, which are eliminated in consolidation.

Results of Operations

	Three Months Ended March 31,
	2016	2015	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$992	$1,015	$(23)	(2)%
CO2	186	336	(150)	(45)%
Terminals	253	270	(17)	(6)%
Products Pipelines	179	246	(67)	(27)%
Kinder Morgan Canada	40	41	(1)	(2)%
Other	(8)	(6)	(2)	(33)%
Total segment EBDA(b)	1,642	1,902	(260)	(14)%
DD&A expense	(551)	(538)	(13)	(2)%
Amortization of excess cost of equity investments	(14)	(12)	(2)	(17)%
Other revenues	8	9	(1)	(11)%
General and administrative expense(c)	(190)	(216)	26	12%
Interest expense, net of unallocable interest income(d)	(442)	(514)	72	14%
Income before unallocable income taxes	453	631	(178)	(28)%
Unallocable income tax expense	(139)	(212)	73	34%
Net income	314	419	(105)	(25)%
Net loss attributable to noncontrolling interests	1	10	(9)	(90)%
Net income attributable to Kinder Morgan, Inc.	315	429	(114)	(27)%
Preferred Stock Dividends	(39)	—	(39)	n/a
Net income available to common stockholders	$276	$429	$(153)	(36)%
_______
n/a – not applicable

(a)
Includes revenues, earnings from equity investments, allocable interest income and other, net, less operating expenses, allocable income taxes, other expense (income), net, losses on impairments and disposals of long-lived assets, net and equity investments.  Operating expenses include natural gas purchases and other costs of sales, operations and maintenance expenses, and taxes, other than income taxes.  Allocable income tax expenses included in segment earnings for the three months ended March 31, 2016 and 2015 were $15 million and $12 million, respectively.

Certain item footnotes

(b)
2016 and 2015 amounts include net decreases in earnings of $298 million and $10 million, respectively, related to the combined effect of the certain items impacting segment EBDA and disclosed below in our management discussion and analysis of segment results.

(c)
2016 and 2015 amounts include net increases in expense of $6 million and $38 million, respectively, related to the combined effect of the certain items related to general and administrative expense disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

(d)
2016 and 2015 amounts include net decreases in expense of $69 million and $0, respectively, related to the combined effect of the certain items related to interest expense, net of unallocable interest income disclosed below in “—General and Administrative, Interest, and Noncontrolling Interests.”

The certain item totals reflected in footnotes (b), (c) and (d) to the tables above accounted for $187 million of the decrease in income before unallocable income taxes for the first quarter of 2016, as compared to the same prior year period (representing the difference between decreases of $235 million and $48 million in income before unallocable income taxes for the first quarters of 2016 and 2015, respectively). After giving effect to these certain items, the remaining increase of $9 million (1%) from the prior year quarter in income before unallocable income taxes is primarily attributable to better overall performance primarily from our Natural Gas Pipelines and Products Pipelines segments, partially offset by unfavorable commodity prices affecting our CO2 business segment and increased DD&A expense and general and administrative expense.

Natural Gas Pipelines

	Three Months Ended March 31,
	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$1,971	$2,180
Operating expenses	(939)	(1,172)
Loss on impairments and disposals of long-lived assets, net(b)	(116)	(53)
Earnings from equity investments(b)	72	55
Interest income and Other, net	6	7
Income tax expense	(2)	(2)
Segment EBDA(b)	992	1,015
Certain items(b)	138	72
EBDA before certain items	$1,130	$1,087

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(195)	(9)%
EBDA before certain items	$43	4%

Natural gas transport volumes (BBtu/d)(c)	30,392	30,859
Natural gas sales volumes (BBtu/d)(d)	2,331	2,395
Natural gas gathering volumes (BBtu/d)(e)	3,207	3,548
Crude/condensate gathering volumes (MBbl/d)(f)	344	329
_______
Certain item footnotes

(a)
2016 amount includes a decrease of $6 million and 2015 amount includes an increase of $8 million in revenues related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales.

(b)
In addition to the revenue certain items described in footnote (a) above: 2016 and 2015 amounts also include decreases in earnings of (i) $129 million and $79 million, respectively, related to losses on impairments and disposals of assets primarily comprised of $106 million and $47 million, respectively, of project write-offs and $13 million and $26 million, respectively, related to equity investments; and (ii) $3 million and $1 million, respectively, from other certain items.

Other footnotes

(c)	Includes pipeline volumes for Kinder Morgan North Texas Pipeline LLC, Monterrey, TransColorado Gas Transmission Company LLC,
Midcontinent Express Pipeline LLC, KMLP, Fayetteville Express Pipeline LLC, TGP, EPNG, South Texas Midstream, the Texas Intrastate Natural Gas Pipeline operations, CIG, Wyoming Interstate Company, L.L.C., CPG, SNG, Elba Express, Sierrita Gas Pipeline LLC, Natural Gas Pipeline Company of America LLC, Citrus and Ruby Pipeline, L.L.C. Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included at our ownership share for the entire period, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

(d)	Represents volumes for the Texas Intrastate Natural Gas Pipeline operations and Kinder Morgan North Texas Pipeline LLC.

(e)
Includes Oklahoma Midstream, South Texas Midstream, Eagle Ford Gathering LLC, North Texas Midstream, Camino Real Gathering Company, L.L.C. (Camino Real), Kinder Morgan Altamont LLC, KinderHawk Field Services LLC (KinderHawk), Endeavor, Bighorn Gas Gathering L.L.C., Webb Duval Gatherers, Fort Union Gas Gathering L.L.C., EagleHawk Field Services LLC (EagleHawk), Red Cedar Gathering Company and Hiland Midstream throughput volumes. Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included at our ownership share for the entire period.

(f)	Includes Hiland Midstream, EagleHawk and Camino Real. Joint Venture throughput is reported at our ownership share. Volumes for acquired pipelines are included at our ownership share for the entire period.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2016 and 2015:

Three months ended March 31, 2016 versus Three months ended March 31, 2015

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
TGP	$76	31%	$88	29%
Hiland Midstream	23	105%	42	61%
KinderHawk	(16)	(40)%	(16)	(36)%
South Texas Midstream	(11)	(13)%	(72)	(24)%
KMLP	(8)	(133)%	(9)	(100)%
CPG	(8)	(44)%	(8)	(35)%
Texas Intrastate Natural Gas Pipeline Operations	(6)	(5)%	(207)	(26)%
All others (including eliminations)	(7)	(1)%	(13)	(2)%
Total Natural Gas Pipelines	$43	4%	$(195)	(9)%

The significant changes in our Natural Gas Pipelines business segment’s EBDA before certain items in the comparable three month periods of 2016 and 2015 included the following:

•	increase of $76 million (31%) from TGP primarily due to expansion projects placed in service during 2015 and favorable 2016 firm transport revenue;

•	increase of $23 million (105%) due to a full quarter of results from our February 2015 Hiland acquisition;

•	decrease of $16 million (40%) from KinderHawk primarily due to the expiration of a minimum volume contract in 2015;

•
decrease of $11 million (13%) from South Texas Midstream primarily due to lower volumes and commodity prices, which resulted in approximately $72 million decrease in revenues partially offset by a decrease in costs of sales;

•	decrease of $8 million (133%) from KMLP as a result of a customer contract buyout in the fourth quarter of 2015;

•	decrease of $8 million (44%) from CPG due primarily to lower transport revenues as a result of contract expirations; and

•
decrease of $6 million (5%) from our Texas intrastate natural gas pipeline operations (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems) was due largely to lower transportation and natural gas sales margins as a result of lower volumes and higher pipeline integrity costs, partially offset by higher processing and storage margins. The decrease in revenues of $207 million resulted primarily from a decrease in sales revenues due to lower commodity prices which was largely offset by a corresponding decrease in costs of sales.

CO2

	Three Months Ended March 31,
	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$302	$446
Operating expenses	(98)	(114)
Loss on impairments and disposals of long-lived assets, net(b)	(21)	—
Other income	1	—
Earnings from equity investments(b)	3	6
Income tax expense	(1)	(2)
Segment EBDA(b)	186	336
Certain items(b)	37	(55)
EBDA before certain items	$223	$281

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(79)	(20)%
EBDA before certain items	$(58)	(21)%

Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.6	0.6
SACROC oil production (gross)(MBbl/d)(d)	30.5	35.7
SACROC oil production (net)(MBbl/d)(e)	25.4	29.8
Yates oil production (gross)(MBbl/d)(d)	19.0	18.8
Yates oil production (net)(MBbl/d)(e)	8.5	8.4
Katz, Goldsmith, and Tall Cotton oil production (gross)(MBbl/d)(d)	6.8	5.2
Katz, Goldsmith and Tall Cotton oil production (net)(MBbl/d)(e)	5.8	4.4
NGL sales volumes (net)(MBbl/d)(e)	9.9	10.0
Realized weighted-average oil price per Bbl(f)	$59.55	$72.62
Realized weighted-average NGL price per Bbl(g)	$13.32	$20.70
_______
Certain item footnote

(a)
2016 amount includes unrealized losses of $10 million and 2015 amount includes unrealized gains of $45 million relating to derivative contracts used to hedge forecasted crude oil sales. 2015 amount also includes a favorable adjustment of $10 million related to carried working interest at McElmo Dome.

(b)
In addition to the revenue certain items described in footnote (a) above: 2016 amount also includes (i) a $21 million increase in expense related to source and transportation project write-offs; and (ii) a $6 million decrease in equity earnings for our share of a project write-off recorded by an equity investee.

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

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2016 and 2015.

Three months ended March 31, 2016 versus Three months ended March 31, 2015

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(9)	(11)%	$(11)	(11)%
Oil and Gas Producing Activities	(49)	(25)%	(71)	(23)%
Intrasegment eliminations	—	—%	3	23%
Total CO2	$(58)	(21)%	$(79)	(20)%

The changes in our CO2 business segment’s EBDA before certain items in the comparable three month periods of 2016 and 2015 was primarily driven by lower revenues of $70 million from lower commodity prices and $11 million of decreased volumes, partially offset by $20 million in reduced operating costs, and severance and ad valorem tax expenses.

Terminals

	Three Months Ended March 31,
	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$465	$457
Operating expenses	(191)	(189)
Loss on impairments and disposals of long-lived assets, net(b)	(20)	—
Earnings from equity investments	6	5
Interest income and Other, net	—	1
Income tax expense	(7)	(4)
Segment EBDA(b)	253	270
Certain items(b)	16	(6)
EBDA before certain items	$269	$264

Change from prior period	Increase/(Decrease)
Revenues before certain items	$9	2%
EBDA before certain items	$5	2%

Bulk transload tonnage (MMtons)(c)	13.7	16.2
Ethanol (MMBbl)	15.3	16.0
Liquids leasable capacity (MMBbl)	87.0	81.5
Liquids utilization %(d)	94.8%	94.9%

Certain item footnotes

(a)
2016 and 2015 amounts include increases in revenue of $5 million and $6 million, respectively, from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
In addition to the revenue certain items described in footnote (a) above: 2016 amount also includes (i) $20 million related to losses on impairments and disposals of long-lived assets; and (ii) a $1 million increase in expense related to other certain items.

Other footnotes

(c)	Includes our proportionate share of joint venture tonnage.

(d)	The ratio of our actual leased capacity to our estimated potential capacity.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2016 and 2015.

Three months ended March 31, 2016 versus Three months ended March 31, 2015

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Marine Operations	$9	39%	$14	38%
Alberta, Canada	6	29%	14	61%
Ethanol	4	40%	3	21%
Gulf Liquids	3	5%	6	8%
Gulf Bulk	(14)	(48)%	(13)	(30)%
Mid Atlantic	(6)	(30)%	(7)	(19)%
All others (including intrasegment eliminations and unallocated income tax expenses)	3	3%	(8)	(4)%
Total Terminals	$5	2%	$9	2%

The primary changes in our Terminals business segment’s EBDA before certain items in the comparable three month periods of 2016 and 2015 included the following:

•
increase of $9 million (39%) from our Marine Operations related to the incremental earnings from the December 2015 delivery of the first new build Jones Act tanker, the “Lone Star State”, and increased charter rates on the “Empire State” and “Evergreen State” Jones Act tankers;

•	increase of $6 million (29%) from our Alberta, Canada terminals, related primarily to a new joint venture rail terminal placed into service in April 2015;

•	increase of $4 million (40%) from our Ethanol terminals, due to a new crude-by-rail operation at our Deer Park rail terminal placed into service in July 2015;

•	increase of $3 million (5%) from our Gulf Liquids terminals, related primarily to the Vopak terminal acquisition completed in the first quarter 2015;

•	decrease of $14 million (48%) from our Gulf Bulk terminals, due to decreased earnings from our coal customers driven by certain bankruptcies within this customer base; and

•
decrease of $6 million (30%) from our Mid Atlantic terminals, driven by lower revenues as a result of lower tonnage due, in part, to the bankruptcy of a coal customer, partially offset by revenue from other take-or-pay contracts.

Products Pipelines

	Three Months Ended March 31,
	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$396	$444
Operating expenses(b)	(153)	(209)
Loss on impairments and disposals of long-lived assets, net(c)	(78)	(1)
Earnings from equity investments	13	10
Interest income and Other, net	—	3
Income tax expense	1	(1)
Segment EBDA(a)(b)(c)	179	246
Certain items(a)(b)(c)	108	(1)
EBDA before certain items	$287	$245

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(47)	(11)%
EBDA before certain items	$42	17%

Gasoline (MMBbl)(d)	91.4	88.4
Diesel fuel (MMBbl)	30.3	30.8
Jet fuel (MMBbl)	25.1	24.5
Total refined product volumes (MMBbl)(e)	146.8	143.7
NGL (MMBbl)(f)	9.4	9.7
Crude and condensate (MMBbl)(g)	30.9	18.5
Total delivery volumes (MMBbl)	187.1	171.9
Ethanol (MMBbl)(h)	10.1	9.9
_______
Certain item footnotes

(a)	2015 amount includes an increase in revenue of $1 million related to an unrealized swap gain.

(b)	2016 amount includes $31 million associated with rate case liability adjustments.

(c)	2016 amount includes increases in expense of (i) $64 million related to the Palmetto project write-off; and (ii) a $13 million non-cash impairment related to the potential sale of a Transmix facility.

Other footnotes

(d)	Volumes include ethanol pipeline volumes.

(e)	Includes Pacific, Plantation Pipe Line Company, Calnev, Central Florida and Parkway pipeline volumes. Joint venture throughput is reported at our ownership share.

(f)	Includes Cochin and Cypress pipeline volumes. Joint venture throughput is reported at our ownership share.

(g)	Includes Kinder Morgan Crude & Condensate, Double Eagle Pipeline LLC and Double H pipeline volumes. Joint venture throughput is reported at our ownership share.

(h)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Following is information related to the increases and decreases in both EBDA and revenues before certain items, in the comparable three month periods of 2016 and 2015.

Three months ended March 31, 2016 versus Three months ended March 31, 2015

	EBDA increase/(decrease)		Revenues increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$19	51%	$22	58%
KMCC - Splitter	12	n/a	17	n/a
Double H pipeline	8	133%	11	157%
Pacific operations	6	8%	4	4%
Transmix	1	13%	(101)	(67)%
Cochin	(5)	(17)%	(1)	(3)%
All others (including eliminations)	1	1%	1	1%
Total Products Pipelines	$42	17%	$(47)	(11)%
_______
n/a – not applicable

The primary changes in our Products Pipelines business segment’s EBDA before certain items in the comparable three month periods of 2016 and 2015 included the following:

•
increase of $19 million (51%) from our Kinder Morgan Crude & Condensate Pipeline driven primarily by an increase in pipeline throughput volumes due to the contractual ramp up of existing customer volumes and additional volumes from new customers associated with expansion projects;

•	increase of $12 million from our KMCC - Splitter due to the startup of the first phase in March 2015;

•	increase of $7 million (117%) due to a full quarter of results from our Double H pipeline, which was acquired in February 2015 as part of the Hiland acquisition;

•	increase of $6 million (8%) from our Pacific operations primarily due to higher service revenues, resulting from higher volumes and margins;

•
increase of $1 million (13%) from our Transmix processing operations primarily due to higher service revenues impacting margins. The decreases in revenues of $101 million and associated decreases in costs of goods sold were caused by lower commodity prices; and

•	decrease of $5 million (17%) from Cochin driven primarily by higher pipeline integrity costs and lower product gains.

Kinder Morgan Canada

	Three Months Ended March 31,
	2016	2015
	(In millions, except operating statistics)
Revenues	$59	$60
Operating expenses	(18)	(19)
Interest income and Other, net	5	3
Income tax expense	(6)	(3)
Segment EBDA	$40	$41

Change from prior period	Increase/(Decrease)
Revenues	$(1)	(2)%
EBDA	$(1)	(2)%

Transport volumes (MMBbl)(a)	28.6	27.6
_______

(a)	Represents Trans Mountain pipeline system volumes.

For the comparable three month periods of 2016 and 2015, the Kinder Morgan Canada business segment had a decrease in earnings of $1 million (2%), driven by an unfavorable impact from foreign currency exchange rates.

Other

This segment contributed losses of $8 million and $6 million for the three months ended March 31, 2016 and 2015, respectively. However, 2016 losses included certain items of a $1 million increase in earnings. After taking into effect the certain items, the losses for the three months ended March 31, 2016 decreased by $3 million when compared with the same prior year period.

General and Administrative, Interest, and Noncontrolling Interests

	Three Months Ended March 31,
	2016	2015	Increase/(decrease)
	(In millions, except percentages)
General and administrative expense(a)(d)	$190	$216	$(26)	(12)%
Certain items(a)	(6)	(38)	32	84%
Management fee reimbursement(d)	(8)	(9)	1	11%
General and administrative expense before certain items	$176	$169	$7	4%

Unallocable interest expense net of interest income and other, net(b)	$442	$514	$(72)	(14)%
Certain items(b)	69	—	69	n/a
Unallocable interest expense net of interest income and other, net, before certain items	$511	$514	$(3)	(1)%

Net loss attributable to noncontrolling interests	$(1)	$(10)	$9	90%
Noncontrolling interests associated with certain items(c)	6	15	(9)	(60)%
Net income attributable to noncontrolling interests before certain items	$5	$5	$—	—%
________
n/a – not applicable

Certain item footnotes

(a)
2016 and 2015 amounts include (i) decreases in expense of $1 million and $12 million, respectively, related to pension credit income; (ii) increases in expense of $4 million and $39 million, respectively, related to certain corporate legal matters; and (iii) increases in expense of $3 million and $11 million, respectively, related to acquisition costs.

(b)
2016 and 2015 amounts include decreases in interest expense of (i) $19 million and $16 million, respectively, related to debt fair value adjustments associated with acquisitions; and (ii) $50 million and $7 million, respectively, related to non-cash true-ups of our estimates of swap ineffectiveness. 2015 amount also includes a $23 million increase in interest expense for a non-cash adjustment related to a litigation matter.

(c)	2016 and 2015 amounts include losses of $6 million and $15 million, respectively, associated with Natural Gas Pipelines segment certain items and disclosed above in “—Natural Gas Pipelines.”
Other footnotes

(d)
2016 and 2015 amounts include NGPL Holdco LLC general and administrative reimbursements of $8 million and $9 million, respectively. These amounts were recorded to the “Product sales and other” caption with the offsetting expenses primarily included in the “General and administrative” expense caption in our accompanying consolidated statements of income.

The increase in general and administrative expenses before certain items of $7 million in the first quarter of 2016 when compared with the respective prior quarter was primarily driven by lower capitalized costs and higher legal costs, partially offset by lower insurance and outside service costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted unallocated interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income and other, net before certain items decreased $3 million in the first quarter of 2016 when compared with the same quarter in the prior year. The decrease in interest expense was due to lower weighted average debt balances, partially offset by a slightly higher overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to transform a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of

March 31, 2016 and December 31, 2015, approximately 28% and 27%, respectively, of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. After taking into effect the certain item losses of $6 million and $15 million in 2016 and 2015, respectively, net income attributable to noncontrolling interests for the first quarter of 2016 when compared with the same quarter in the prior year was flat.

Income Taxes

Our tax expense for the three months ended March 31, 2016 was approximately $154 million as compared to $224 million for the same period of 2015. The $70 million decrease in tax expense was primarily due to (i) a decrease in our earnings as a result of asset impairments and project write-offs in 2016; and (ii) adjustments to our income tax reserve for uncertain tax positions; partially offset by the tax benefit in 2015 of an increase in the deferred state tax rate primarily as a result of the Hiland acquisition.

Financial Condition

General

As of March 31, 2016, we had $175 million of “Cash and cash equivalents” on our consolidated balance sheet, a decrease of $54 million (24%) from December 31, 2015. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

We have consistently generated strong cash flow from operations, providing a source of funds of $1,050 million and $1,256 million in the first three months of 2016 and 2015, respectively (the period-to-period decrease is discussed below in “Cash Flows—Operating Activities”). We have relied on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, and dividend payments.

On January 26, 2016, we announced the issuance of a new $1.0 billion unsecured term loan facility and the expansion of our revolving credit facility from $4.0 billion to $5.0 billion. The proceeds of the three-year unsecured term loan facility were used to refinance maturing long-term debt.

In general, we expect that our short-term liquidity needs will be met primarily through retained cash from operations or short-term borrowings. We also expect that our current dividend level will allow us to use retained cash to fund our growth projects in 2016. Moreover, by continuing to focus on high-grading our growth project backlog to allocate capital to the highest return opportunities, we do not expect to need to access the capital markets to fund our growth projects for the foreseeable future beyond 2016.

Short-term Liquidity

As of March 31, 2016, our principal sources of short-term liquidity are (i) our $5.0 billion revolving credit facility and associated $4.0 billion commercial paper program; and (ii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

Our short-term debt as of March 31, 2016 was $1,702 million, primarily consisting of (i) $900 million outstanding borrowings under our $5.0 billion revolving credit facility; (ii) $48 million outstanding borrowings under our $4.0 billion commercial paper program; and (iii) $600 million of senior notes that mature in the next year. We intend to refinance our short-term debt through additional credit facility borrowings, commercial paper borrowings, or by issuing new long-term debt or paying down short-term debt using cash retained from operations. Our combined balance of short-term debt as of December 31, 2015 was $821 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,915 million and $1,241 million as of March 31, 2016 and December 31, 2015, respectively.  Our current liabilities include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or partially pay down using retained cash from operations. The overall $674 million (54%) unfavorable change from year-end 2015 was primarily due to a net increase in our credit facility and commercial paper borrowings, offset partially by a favorable change in net trade receivables and payables. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the three months ended March 31, 2016, and the amount we expect to spend for the remainder of 2016 to sustain and grow our businesses are as follows:

	Three Months Ended March 31, 2016	2016 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)	$108	$455	$563
Discretionary capital expenditures(b)(c)	$785	$2,158	$2,943
_______

(a)
Three-months 2016, 2016 Remaining, and Total 2016 amounts include $22 million, $71 million, and $93 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Three-months 2016 amount includes an increase of $285 million of discretionary capital expenditures of unconsolidated joint ventures and small acquisitions and divestitures and a decrease of a combined $225 million of net changes from accrued capital expenditures and contractor retainage.

(c)
2016 Remaining amount includes our contributions to certain unconsolidated joint ventures and small acquisitions and divestitures, net of contributions estimated from unaffiliated joint venture partners for consolidated investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2015 in our 2015 Form 10-K.

Cash Flows

Operating Activities

The net decrease of $206 million in cash provided by operating activities for the first three months of 2016 compared to the respective 2015 period was primarily attributable to:

•
a $237 million decrease in cash associated with net changes in working capital items and non-current assets and liabilities. The decrease was driven, among other things, primarily by a $195 million income tax refund and a $73 million payment under a take-or-pay contract that we received in 2015 which did not recur in 2016; and

•
a $31 million increase in cash from overall net income after adjusting our period-to-period $105 million decrease in net income for non-cash items primarily consisting of the following: (i) net losses on impairments and disposals of long-lived assets and equity investments (see discussion above in “—Results of Operations”); and (ii) changes in DD&A expenses (including amortization of excess cost of equity investments) and deferred income taxes.

Investing Activities
The $1,631 million net decrease in cash used in investing activities for the first three months of 2016 compared to the respective 2015 period was primarily attributable to:

•
a $1,534 million increase in cash due to lower expenditures for acquisitions and investments in 2016 compared to the respective 2015 period. The overall decrease in acquisitions was primarily related to the $323 million portion of the purchase price we paid in 2016 for the BP acquisition, versus $1,701 million (net of cash assumed) and $158 million we paid for the Hiland and Vopak acquisitions, respectively, in the 2015 period; and

•	an $86 million reduction in capital expenditures.

Financing Activities
The net decrease of $1,433 million in cash provided by financing activities for the first three months of 2016 compared to the respective 2015 period was primarily attributable to:

•	a $1,626 million decrease in cash resulting from the issuances of our Class P shares under our equity distribution agreement in 2015 and no activity in 2016;

•	a $547 million net decrease in cash from overall debt financing activities. See Note 3 “Debt” for further information regarding our debt activity;

•	a $37 million decrease in cash due to dividends paid to our mandatory convertible preferred shareholders in 2016;

•	a $683 million increase in cash due to lower dividend payments paid to our common shareholders; and

•
an $87 million increase in contributions provided by noncontrolling interests, primarily reflecting the contributions received from BP for its 25% share of a newly formed joint venture. See Note 2 “Acquisitions” for further information regarding this joint venture.

Common Dividends

We expect to declare common dividends of $0.50 per share on our common stock for 2016 ($0.125/quarter).

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2015	$0.125	January 20, 2016	February 1, 2016	February 16, 2016
March 31, 2016	$0.125	April 20, 2016	May 2, 2016	May 16, 2016

The actual amount of common dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business” of our 2015 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

Our common dividends are not cumulative. Consequently, if dividends on our common stock are not paid at the intended levels, our common stockholders are not entitled to receive those payments in the future. Our common dividends generally are expected to be paid on or about the 15th day of each February, May, August and November.

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

Period	Total dividend per share for the period	Date of declaration	Date of record	Date of dividend
October 30, 2015 through January 25, 2016	$23.291667	November 17, 2015	January 11, 2016	January 26, 2016
January 26, 2016 through April 25, 2016	$24.375000	January 20, 2016	April 11, 2016	April 26, 2016

The cash dividend of $24.375 per share of our mandatory convertible preferred stock is equivalent to $1.21875 per depository share.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2015, in Item 7A in our 2015 Form 10-K. For more information on our risk management activities, see Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.
As of March 31, 2016, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies” which is incorporated in this item by reference.

Item 1A. Risk Factors.
There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2015 Form 10-K.

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

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	*	Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10‑Q for the three months ended June 30, 2015 (file No. 001-35081)).

3.2	*	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8‑K, filed January 26, 2016 (File No. 001-35081)).

10.1		Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2016.

10.2		Term Loan Agreement, dated as of January 26, 2016 among KMI, as borrower, the lenders party thereto and Barclays Bank PLC, as administrative agent.

10.3		Joinder Agreement, dated as of January 26, 2016, to KMI’s Revolving Credit Agreement, dated as of September 19, 2014 among KMI, the lenders party thereto and Barclay Bank PLC, as administrative agent.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1		Mine Safety Disclosures.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) our Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2016 and 2015; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 22, 2016	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)