Form 10-Q
period 2017-09-30
KINDER MORGAN, INC.
filed 2017-10-20
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 19, 2017, the registrant had 2,233,239,574 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KML	=	Kinder Morgan Canada Limited and its majority-
Copano	=	Copano Energy, L.L.C.			owned and/or controlled subsidiaries
Elba Express	=	Elba Express Company, L.L.C.	KMLT	=	Kinder Morgan Liquid Terminals, LLC
EPB	=	El Paso Pipeline Partners, L.P. and its majority-	KMP	=	Kinder Morgan Energy Partners, L.P. and its
		owned and/or controlled subsidiaries			majority-owned and/or controlled subsidiaries
EPNG	=	El Paso Natural Gas Company, L.L.C.	KMR	=	Kinder Morgan Management, LLC
Hiland	=	Hiland Partners, LP	SFPP	=	SFPP, L.P.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	SLNG	=	Southern LNG Company, L.L.C.
KMEP	=	Kinder Morgan Energy Partners, L.P.	SNG	=	Southern Natural Gas Company, L.L.C.
KMGP	=	Kinder Morgan G.P., Inc.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Natural gas sales	$714	$719	$2,281	$1,740
Services	1,938	2,006	5,855	6,154
Product sales and other	629	605	1,937	1,775
Total Revenues	3,281	3,330	10,073	9,669

Operating Costs, Expenses and Other
Costs of sales	1,029	971	3,200	2,454
Operations and maintenance	587	576	1,636	1,744
Depreciation, depletion and amortization	562	549	1,697	1,652
General and administrative	164	171	498	550
Taxes, other than income taxes	102	106	297	324
Loss on impairments and divestitures, net	7	76	13	307
Other income, net	—	(1)	—	—
Total Operating Costs, Expenses and Other	2,451	2,448	7,341	7,031

Operating Income	830	882	2,732	2,638

Other Income (Expense)
Earnings from equity investments	167	137	477	343
Loss on impairments and divestitures of equity investments, net	—	(350)	—	(344)
Amortization of excess cost of equity investments	(15)	(15)	(45)	(45)
Interest, net	(459)	(472)	(1,387)	(1,384)
Other, net	24	12	60	42
Total Other Expense	(283)	(688)	(895)	(1,388)

Income Before Income Taxes	547	194	1,837	1,250

Income Tax Expense	(160)	(377)	(622)	(744)

Net Income (Loss)	387	(183)	1,215	506

Net Income Attributable to Noncontrolling Interests	(14)	(5)	(26)	(7)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	373	(188)	1,189	499

Preferred Stock Dividends	(39)	(39)	(117)	(117)

Net Income (Loss) Available to Common Stockholders	$334	$(227)	$1,072	$382

Class P Shares
Basic Earnings (Loss) Per Common Share	$0.15	$(0.10)	$0.48	$0.17

Basic Weighted Average Common Shares Outstanding	2,231	2,230	2,230	2,229

Diluted Earnings (Loss) Per Common Share	$0.15	$(0.10)	$0.48	$0.17

Diluted Weighted Average Common Shares Outstanding	2,231	2,230	2,230	2,229

Dividends Per Common Share Declared for the Period	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$387	$(183)	$1,215	$506
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(3), $(29), $(105) and $11, respectively)	7	50	185	(19)
Reclassification of change in fair value of derivatives to net income (net of tax benefit of $27, $23, $82 and $92, respectively)	(48)	(39)	(144)	(158)
Foreign currency translation adjustments (net of tax (expense) benefit of $(28), $11, $(45) and $(38), respectively)	78	(20)	129	65
Benefit plan adjustments (net of tax expense of $(8), $(3), $(17) and $(9), respectively)	7	6	20	16
Total other comprehensive income (loss)	44	(3)	190	(96)

Comprehensive income (loss)	431	(186)	1,405	410
Comprehensive income attributable to noncontrolling interests	(44)	(5)	(75)	(7)
Comprehensive income (loss) attributable to Kinder Morgan, Inc.	$387	$(191)	$1,330	$403

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$539	$684
Restricted deposits	81	103
Accounts receivable, net	1,194	1,370
Fair value of derivative contracts	175	198
Inventories	428	357
Income tax receivable	20	180
Other current assets	176	337
Total current assets	2,613	3,229

Property, plant and equipment, net	39,867	38,705
Investments	7,484	7,027
Goodwill	22,164	22,152
Other intangibles, net	3,153	3,318
Deferred income taxes	3,432	4,352
Deferred charges and other assets	1,638	1,522
Total Assets	$80,351	$80,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,156	$2,696
Accounts payable	1,358	1,257
Accrued interest	442	625
Accrued contingencies	277	261
Other current liabilities	941	1,085
Total current liabilities	6,174	5,924
Long-term liabilities and deferred credits
Long-term debt
Outstanding	33,969	36,105
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,047	1,149
Total long-term debt	35,116	37,354
Other long-term liabilities and deferred credits	2,537	2,225
Total long-term liabilities and deferred credits	37,653	39,579
Total Liabilities	43,827	45,503
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,231,147,804 and 2,230,102,384 shares, respectively, issued and outstanding	22	22
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 9.75% Series A Mandatory Convertible, $1,000 per share liquidation preference, 1,600,000 shares issued and outstanding	—	—
Additional paid-in capital	42,101	41,739
Retained deficit	(6,429)	(6,669)
Accumulated other comprehensive loss	(469)	(661)
Total Kinder Morgan, Inc.’s stockholders’ equity	35,225	34,431
Noncontrolling interests	1,299	371
Total Stockholders’ Equity	36,524	34,802
Total Liabilities and Stockholders’ Equity	$80,351	$80,305

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income	$1,215	$506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,697	1,652
Deferred income taxes	624	767
Amortization of excess cost of equity investments	45	45
Change in fair market value of derivative contracts	28	15
Loss on impairments and divestitures, net	13	307
Loss on impairments and divestitures of equity investments, net	—	344
Earnings from equity investments	(477)	(343)
Distributions from equity investment earnings	370	321
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable, net	174	26
Income tax receivable	144	—
Inventories	(86)	68
Other current assets	(2)	(20)
Accounts payable	(62)	(46)
Accrued interest, net of interest rate swaps	(158)	(158)
Accrued contingencies and other current liabilities	(23)	148
Rate reparations, refunds and other litigation reserve adjustments	(100)	31
Other, net	(95)	(160)
Net Cash Provided by Operating Activities	3,307	3,503

Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(4)	(333)
Capital expenditures	(2,231)	(2,109)
Proceeds from sale of equity interests in subsidiaries, net	—	1,402
Sales of property, plant and equipment, and other net assets, net of removal costs	118	250
Contributions to investments	(631)	(389)
Distributions from equity investments in excess of cumulative earnings	252	158
Other, net	10	(26)
Net Cash Used in Investing Activities	(2,486)	(1,047)

Cash Flows From Financing Activities
Issuances of debt	7,790	8,485
Payments of debt	(9,654)	(9,135)
Restricted cash held in escrow for debt repayment	—	(776)
Debt issue costs	(69)	(15)
Cash dividends - common shares	(840)	(839)
Cash dividends - preferred shares	(117)	(115)
Contributions from investment partner	444	—
Contributions from noncontrolling interests - net proceeds from KML IPO	1,245	—
Contributions from noncontrolling interests - net proceeds from KML preferred share issuance	230	—
Contributions from noncontrolling interests - other	12	88
Distributions to noncontrolling interests	(26)	(17)
Other, net	(9)	(8)
Net Cash Used in Financing Activities	(994)	(2,332)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	4

Net (decrease) increase in Cash and Cash Equivalents	(145)	128
Cash and Cash Equivalents, beginning of period	684	229
Cash and Cash Equivalents, end of period	$539	$357

Non-cash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage	$167
Assets acquired by the assumption or incurrence of liabilities	—	$43
Net assets contributed to equity investments	—	37
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,566	$1,598
Cash (refund) paid during the period for income taxes, net	(144)	4

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2016	2,230	$22	2	$—	$41,739	$(6,669)	$(661)	$34,431	$371	$34,802
Restricted shares	1				46			46		46
Net income						1,189		1,189	26	1,215
KML IPO					314		51	365	684	1,049
KML preferred share issuance								—	230	230
Distributions								—	(27)	(27)
Contributions								—	13	13
Preferred stock dividends						(117)		(117)		(117)
Common stock dividends						(840)		(840)		(840)
Impact of adoption of ASU 2016-09 (See Note 8)						8		8		8
Sale and deconsolidation of interest in Deeprock Development, LLC								—	(30)	(30)
Other					2			2	(17)	(15)
Other comprehensive income							141	141	49	190
Balance at September 30, 2017	2,231	$22	2	$—	$42,101	$(6,429)	$(469)	$35,225	$1,299	$36,524

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2015	2,229	$22	2	$—	$41,661	$(6,103)	$(461)	$35,119	$284	$35,403
Restricted shares	1				47			47		47
Net income						499		499	7	506
Distributions								—	(17)	(17)
Contributions								—	88	88
Preferred stock dividends						(117)		(117)		(117)
Common stock dividends						(839)		(839)		(839)
Other					(7)			(7)		(7)
Other comprehensive loss							(96)	(96)		(96)
Balance at September 30, 2016	2,230	$22	2	$—	$41,701	$(6,560)	$(557)	$34,606	$362	$34,968

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 84,000 miles of pipelines and 155 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle products, including petroleum coke and steel. We are also a leading producer of CO2, which we and others utilize for enhanced oil recovery projects primarily in the Permian basin.

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
Impairments and Losses on Divestitures, net

During the three and nine months ended September 30, 2017, we recorded non-cash pre-tax losses on impairments and divestitures netting to $7 million and $13 million, respectively. The three and nine months ended September 30, 2017 included (i) a $30 million non-cash impairment loss for both periods associated with the Colden storage facility within our Natural Gas Pipelines business segment, of which $3 million is included in “Costs of Sales” on the accompanying consolidated statement of income; (ii) a $23 million gain for both periods primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture within our Terminals business segment; and (iii) losses of $3 million and $9 million, respectively, related to miscellaneous asset disposals. During the three and nine months ended September 30, 2016, we recorded non-cash pre-tax losses on impairments and divestitures netting to $426 million and $683 million, respectively. The three and nine months ended September 30, 2016 included (i) losses of $350 million and $356 million, respectively, related to equity investments within our Natural Gas Pipelines business segment, related primarily to our equity investment in MEP; (ii) an $84 million loss for both periods on the sale of a 50% interest in our SNG natural gas pipeline system; (iii) losses of $1 million and $9 million, respectively, related to the sale of a Transmix facility in our Products Pipelines business segment; and (iv) a $9 million net gain and a $3 million net loss, respectively, on other asset disposals. The nine months ended September 30, 2016 also included (i) $211 million of project write-offs across our Natural Gas Pipelines, CO2, and Products Pipelines business segments, of which $20 million was related to our share of impairments recorded by our equity investees; and (ii) $20 million of impairments related to certain coal facilities in our Terminals business segment.

In addition, during the nine months ended September 30, 2016 we recognized a $12 million gain on the sale of an equity investment, which is included in “Loss on impairments and divestitures of equity investments, net” on the accompanying consolidated statements of income.

These impairments were driven by market conditions that then existed and required management to estimate the fair value of these assets. The impairments resulting from decisions to classify assets as held-for-sale are based on the value expected to be realized in the transaction which is generally known at the time. The estimates of fair value are based on Level 3 valuation estimates using industry standard income approach valuation methodologies which include assumptions primarily involving management’s significant judgments and estimates with respect to general economic conditions and the related demand for products handled or transported by our assets as well as assumptions regarding commodity prices, future cash flows based on rate and volume assumptions, terminal values and discount rates. In certain cases, management’s decisions to dispose of certain assets may trigger impairments. We typically use discounted cash flow analyses to determine the fair value of our assets. We may probability weight various forecasted cash flow scenarios utilized in the analysis as we consider the possible outcomes. We use discount rates representing our estimate of the risk-adjusted discount rates that would be used by market participants specific to the particular asset.

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

Goodwill

We evaluate goodwill for impairment on May 31 of each year. For this purpose, we have seven reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines - Non-Regulated; (v) CO2; (vi) Terminals; and (vii) Kinder Morgan Canada. The evaluation of goodwill for impairment involves a two-step test.

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

The results of our May 31, 2017 annual impairment test indicated that for each of our reporting units, the reporting unit fair value exceeded the carrying value and step 2 was not required. For our Natural Gas Pipelines - Non-Regulated, the reporting unit fair value exceeded the carrying value (including approximately $4 billion of allocated goodwill) by 3%.

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

We expect that the fair value of our Natural Gas Pipelines - Non-Regulated reporting unit will continue to exceed carrying value so long as our estimate of future cash flows and the market valuation remain consistent with current levels. A continued period of volatile commodity prices could result in further deterioration of market multiples, comparable sales transactions prices, weighted average costs of capital, and our cash flow estimates. Changes to any one or combination of these factors, would result in changes to the reporting unit fair values discussed above which could lead to future impairment charges. Such potential impairment could have a material effect on our results of operations.

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

The following table sets forth the allocation of net income available to shareholders of Class P shares and participating securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Class P shares	$332	$(228)	$1,068	$379
Participating securities:
Restricted stock awards(a)	2	1	4	3
Net Income (Loss) Available to Common Stockholders	$334	$(227)	$1,072	$382
________

(a)	As of September 30, 2017, there were approximately 11 million restricted stock awards.

On May 25, 2017, approximately 293 million of unexercised warrants expired without the issuance of Class P common stock. In addition, the following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested restricted stock awards	10	9	9	8
Convertible trust preferred securities	3	8	3	8
Mandatory convertible preferred stock(a)	58	58	58	58
_______
(a) Until our mandatory convertible preferred shares are converted to common shares, on or before the expected mandatory conversion date of October 26, 2018, the holder of each preferred share participates in our earnings by receiving preferred stock dividends.

2.  Divestitures

Sale of Approximate 30% Interest in Canadian Business

On May 30, 2017, our indirectly owned subsidiary, KML, completed an IPO of 102,942,000 restricted voting shares listed on the Toronto Stock Exchange at a price to the public of C$17.00 per restricted voting share for total gross proceeds of approximately C$1,750 million (USD $1,299 million). The net proceeds from the IPO were used by KML to indirectly acquire from us an approximate 30% interest in a limited partnership that holds our Canadian business with KMI retaining the remaining 70% interest. We used the proceeds from KML to pay down debt.
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
The net proceeds received of $1,245 million are presented as “Contributions from noncontrolling interests - net proceeds from KML IPO” on our consolidated statement of cash flows for the nine months ended September 30, 2017. Because we retained control of KML subsequent to the IPO, the $314 million adjustment made to “Additional paid-in capital” on our consolidated statement of stockholders equity for the nine months ended September 30, 2017 represents the difference between our book value prior to the sale and our share of book value in KML’s net assets after the sale. The impact of the IPO resulted in a $166 million deferred income tax adjustment. At the date of the IPO, $765 million was attributed to the KML public shareholders to reflect their proportionate ownership percentage in the net assets of KML acquired from us and is included in “Noncontrolling interests” on our consolidated statement of stockholders equity. The above amounts recorded to “Additional paid-in capital” and “Noncontrolling interests” are net of IPO fees.
The above amount recorded to “Noncontrolling interests” at the date of the IPO was reduced by $81 million primarily associated with the allocation of currency translation adjustments from “Accumulated other comprehensive loss” to “Noncontrolling interests.”
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

The following table shows the carrying amount and classification of KMC LP’s assets and liabilities in our consolidated balance sheet (in millions):

September 30, 2017
Assets
Total current assets	$340
Property, plant and equipment, net	2,837
Total goodwill, deferred charges and other assets	314
Total assets	$3,491
Liabilities
Current portion of debt	$132
Total other current liabilities	242
Long-term debt, excluding current maturities	—
Total other long-term liabilities and deferred credits	397
Total liabilities	$771

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

As a result of these contingencies, the sale proceeds of $386 million, and subsequent EIG contributions, have been recorded as a deferred credit within “Other long-term liabilities and deferred credits” on our consolidated balance sheet as of September 30, 2017. EIG is not entitled to any specified return on its capital. Once these contingencies expire, EIG’s capital account will be reflected as noncontrolling interest on our consolidated balance sheet.
Sale of Equity Interest in SNG

On September 1, 2016, we completed the sale of a 50% interest in our SNG natural gas pipeline system to The Southern Company (Southern Company), receiving proceeds of $1.4 billion, and the formation of a joint venture, which includes our remaining 50% interest in SNG. We used the proceeds from the sale to reduce outstanding debt. We recognized a pre-tax loss of $84 million on the sale of our interest in SNG which is included within “Loss on impairments and divestitures, net” on the accompanying consolidated statements of income for the three and nine months ended September 30, 2016. As a result of this transaction, we no longer hold a controlling interest in SNG or Bear Creek Storage Company, LLC (Bear Creek) (50% of which is owned by SNG) and, as such, we now account for our remaining equity interests in SNG and Bear Creek as equity investments.

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

The following table provides detail on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts, premiums and issuance costs (in millions):

	September 30, 2017	December 31, 2016
Unsecured term loan facility, variable rate, due January 26, 2019(a)	$—	$1,000
Senior notes, floating rate, due January 15, 2023(a)	250	—
Senior notes, 1.50% through 8.05%, due 2017 through 2098(a)(b)	13,612	13,236
Credit facility due November 26, 2019	—	—
Commercial paper borrowings	60	—
KML Credit Facility(c)	132	—
KMP senior notes, 2.65% through 9.00%, due 2017 through 2044(d)	18,885	19,485
TGP senior notes, 7.00% through 8.375%, due 2017 through 2037(e)	1,240	1,540
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032(f)	760	1,115
CIG senior notes, 4.15% and 6.85%, due 2026 and 2037	475	475
Kinder Morgan Finance Company, LLC, senior notes, 6.00% and 6.40%, due 2018 and 2036	786	786
Hiland Partners Holdings LLC, senior note, 5.50%, due 2022(a)(g)	—	225
EPC Building, LLC, promissory note, 3.967%, due 2017 through 2035	424	433
Trust I preferred securities, 4.75%, due March 31, 2028(h)	221	221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Other miscellaneous debt	280	285
Total debt – KMI and Subsidiaries	37,225	38,901
Less: Current portion of debt(i)	3,156	2,696
Total long-term debt – KMI and Subsidiaries(j)	$34,069	$36,205
_______

(a)
On August 10, 2017, we entered into a $1 billion unsecured senior note with a fixed rate of 3.15% and a $250 million, unsecured senior note with a floating rate, both due January 2023. The net proceeds from the notes were primarily used to repay the principal amount of Hiland’s 5.50% senior notes due 2022, plus accrued interest, and to repay the $1 billion term loan facility due 2019. Interest on the 3.15% senior notes due 2023 is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2018, and the notes will mature on January 15, 2023. Interest on the floating rate senior notes due 2023 is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2017, and such notes will mature on January 15, 2023. We may redeem all or a part of the fixed rate notes at any time at the redemption prices. The floating rate notes will not be redeemable at our option. See (b) and (g) below.

(b)
Amounts include senior notes that are denominated in Euros and have been converted to U.S. dollars and are respectively reported above at the September 30, 2017 exchange rate of 1.1814 U.S. dollars per Euro and the December 31, 2016 exchange rate of 1.0517 U.S. dollars per Euro. For the nine months ended September 30, 2017, our debt balance increased by $162 million as a result of the change in the exchange rate of U.S. dollars per Euro. The increase in debt due to the changes in exchange rates is offset by a corresponding change in the value of cross-currency swaps reflected in “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” on our consolidated balance sheets. At the time of issuance, we entered into cross-currency swap agreements associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”). In June 2017, we repaid $786 million of maturing 7.00% senior notes. The September 30, 2017 balance includes the $1 billion unsecured term note with a fixed rate of 3.15% due January 15, 2023 discussed in (a) above.

(c)
The KML credit facility is denominated in C$ and has been converted to U.S. dollars and reported above at the September 30, 2017 exchange rate of 0.8013 U.S. dollars per C$. See “—Credit Facilities” below.

(d)	In February 2017, we repaid $600 million of maturing 6.00% senior notes.

(e)	In April 2017, we repaid $300 million of maturing 7.50% senior notes.

(f)	In April 2017, we repaid $355 million of maturing 5.95% senior notes.

(g)
In August 2017, we repaid $225 million of the outstanding principal amount of 5.50% senior notes with a maturity date of May 15, 2022 using net proceeds from the sale of the January 2023 notes (see (a) above). We recognized a $3.8 million loss from the early extinguishment of debt, included within “Interest, net” on the accompanying consolidated statements of income for the three and nine months ended September 30, 2017 consisting of a $9.3 million premium on the debt repaid and a $5.5 million gain from the write-off of unamortized purchase accounting associated with the early extinguishment of debt.

(h)
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

(i)	Amounts include KMI and KML outstanding credit facility borrowings, commercial paper borrowings and other debt maturing within 12 months (see “—Current Portion of Debt” below).

(j)
Excludes our “Debt fair value adjustments” which, as of September 30, 2017 and December 31, 2016, increased our combined debt balances by $1,047 million and $1,149 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

We and substantially all of our wholly owned domestic subsidiaries are a party to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Also, see Note 11.

Credit Facilities

As of September 30, 2017, we and KML were in compliance with all required covenants. As of September 30, 2017, KML had $132 million outstanding on its construction facility and no amount outstanding on its working capital facility, both included in “Current portion of debt” on our consolidated balance sheet.

KMI

As of September 30, 2017, we had $4,830 million available under our $5.0 billion revolving credit agreement, which is net of $110 million in letters of credit and $60 million of outstanding commercial paper borrowings. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

KML

On June 16, 2017, Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC, our indirect subsidiaries of KML, entered into a definitive credit agreement establishing (i) a C$4.0 billion revolving construction facility for the purposes of funding the development, construction and completion of the Trans Mountain expansion project, (ii) a C$1.0 billion revolving contingent credit facility for the purpose of funding, if necessary, additional Trans Mountain expansion project costs (and, subject to the need to fund such additional costs, meeting the Canadian National Energy Board-mandated liquidity requirements) and (iii) a C$500 million revolving working capital facility to be used for working capital and other general corporate purposes (collectively, the “Credit Facility”). The Credit Facility has a five year term and is with a syndicate of financial institutions with Royal Bank of Canada as the administrative agent. Any undrawn commitments under the Credit Facility will incur a standby fee of 0.30% to 0.625%, with the range dependent on the credit ratings of Kinder Morgan Cochin

ULC or KML. The Credit Facility is guaranteed by KML and all of the non-borrower subsidiaries of KML and are secured by a first lien security interest on all of the assets of KML and the equity and assets of the other guarantors.

Draw downs of funds on the KML Credit Facility bear interest dependent on the type of loans requested and are as follows:

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

The foregoing rates and fees will increase by 0.25% upon the fourth anniversary of the KML Credit Facility.

Our KML Credit Facility includes various financial and other covenants including:

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

Current Portion of Debt
Our current portion of debt as of September 30, 2017, primarily includes the following significant series of long-term notes maturing within the next 12 months:

Senior notes - $500 million 2.00% notes due December 2017
Kinder Morgan Finance Company, LLC, senior notes - $750 million 6.00% notes due January 2018
Senior notes - $82 million 7.00% notes due February 2018
KMP senior notes - $975 million 5.95% notes due February 2018
Senior notes - $477 million 7.25% notes due June 2018

4.  Stockholders’ Equity

Common Equity

As of September 30, 2017, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 11 to our consolidated financial statements included in our 2016 Form 10-K.

KMI Common Stock Dividends

Holders of our common stock participate in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. Our per share dividends declared for and paid in the nine month periods ended September 30, 2017 and 2016 were $0.375 per share. On October 18, 2017, our board of directors declared a cash dividend of $0.125 per common share for the quarterly period ended September 30, 2017, which is payable on November 15, 2017 to common shareholders of record as of the close of business on October 31, 2017.

Warrants

On May 25, 2017, 293 million of unexercised warrants to buy KMI common stock expired without the issuance of Class P common stock. Prior to expiration, each of the warrants entitled the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise.

Mandatory Convertible Preferred Stock

We have issued and outstanding 1,600,000 shares of 9.750% Series A mandatory convertible preferred stock, with a liquidating preference of $1,000 per share. For additional information regarding our mandatory convertible preferred stock, see Note 11 to our consolidated financial statements included in our 2016 Form 10-K.

Preferred Stock Dividends

On July 19, 2017, our board of directors declared a cash dividend of $24.375 per share of our mandatory convertible preferred stock (equivalent of $1.21875 per depositary share) for the period from and including July 26, 2017 through and including October 25, 2017, which is payable on October 26, 2017 to mandatory convertible preferred shareholders of record as of the close of business on October 11, 2017.

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

KML Distributions

On August 15, 2017, KML paid a dividend of C$0.0571 per restricted voting share to restricted voting shareholders of record as of the close of business on July 31, 2017 for the quarterly period ended June 30, 2017. This initial dividend was prorated from May 30, 2017, the day KML closed on its IPO, to June 30, 2017 and amounted to approximately C$6 million. KML paid approximately C$4 million of this dividend to restricted voting shareholders in cash, and, under KML’s Dividend Reinvestment Plan (DRIP), 94,003 restricted voting shares were issued in lieu of cash dividends. KML’s DRIP allows holders (excluding holders not resident in Canada) of restricted voting shares to elect to have any or all cash dividends payable to such shareholder automatically reinvested in additional restricted voting shares at a price per share calculated by reference to the volume-weighted average of the closing price of the restricted voting shares on the stock exchange on which the restricted voting shares are then listed for the five trading days immediately preceding the relevant dividend payment date, less a discount of between 0% and 5% (as determined from time to time by KML’s board of directors, in its sole discretion). The market discount for the dividend paid on August 15, 2017 was 3%.

On October 17, 2017, KML’s board of directors declared a dividend for the quarterly period ended September 30, 2017 of C$0.1625 per restricted voting share, payable on November 15, 2017, to restricted voting shareholders of record as of the close of business on October 31, 2017.

KML Preferred Share Offering

On August 15, 2017, KML completed an offering of 12,000,000 cumulative redeemable minimum rate reset preferred shares, Series 1 (Series 1 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 1 Preferred Share for total gross proceeds of C$300 million (USD $235 million). The net proceeds of C$293 million from the offering were used by KML to indirectly subscribe for preferred units in KMC LP, which in turn were used by KMC LP to repay the KML Credit Facility indebtedness recently incurred to, directly or indirectly, finance the development, construction and completion of the Trans Mountain Expansion project and Base Line Terminal project, and for its general corporate purposes.

Dividends on the Series 1 Preferred Shares are fixed, cumulative, preferential and C$1.3125 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding November 15, 2022.

On October 17, 2017, KML’s board of directors declared a cash dividend of C$0.3308 per share of its Series 1 Preferred Shares for the period from and including August 15, 2017 through and including November 14, 2017, which is payable on November 15, 2017 to Series 1 Preferred Shareholders of record as of the close of business on October 31, 2017.

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

Energy Commodity Price Risk Management

As of September 30, 2017, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(18.9)	MMBbl
Crude oil basis	(5.6)	MMBbl
Natural gas fixed price	(47.0)	Bcf
Natural gas basis	(7.1)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Crude oil basis	(0.2)	MMBbl
Natural gas fixed price	(2.9)	Bcf
Natural gas basis	(33.3)	Bcf
NGL and other fixed price	(6.7)	MMBbl

As of September 30, 2017, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2021.

Interest Rate Risk Management

 As of September 30, 2017 and December 31, 2016, we had a combined notional principal amount of $9,575 million and $9,775 million, respectively, of fixed-to-variable interest rate swap agreements, all of which were designated as fair value hedges. All of our swap agreements effectively convert the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of London Interbank Offered Rate plus a spread and have termination dates that correspond to the maturity dates of the related series of senior notes. As of September 30, 2017, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

Foreign Currency Risk Management

As of September 30, 2017, we had a notional principal amount of $1,358 million of cross-currency swap agreements to manage the foreign currency risk related to our Euro denominated senior notes by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes, and such agreements have the same maturities as the hedged senior notes.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	Location	Fair value		Fair value
Derivatives designated as hedging contracts
Natural gas and crude derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$98	$101	$(11)	$(57)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	50	70	(4)	(24)
Subtotal		148	171	(15)	(81)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	71	94	—	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	191	206	(31)	(57)
Subtotal		262	300	(31)	(57)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(13)	(7)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	135	—	—	(24)
Subtotal		135	—	(13)	(31)
Total		545	471	(59)	(169)

Derivatives not designated as hedging contracts
Natural gas, crude, NGL and other derivative contracts	Fair value of derivative contracts/(Other current liabilities)	6	3	(17)	(29)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	—	(1)	(1)
Subtotal		7	3	(18)	(30)
Total		7	3	(18)	(30)
Total derivatives		$552	$474	$(77)	$(199)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts in our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016

Interest rate swap agreements	Interest, net	$(19)	$(84)	$(12)	$315

Hedged fixed rate debt	Interest, net	$17	$81	$6	$(323)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Energy commodity derivative contracts	$(32)	$20	Revenues—Natural gas sales	$4	$(3)	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	13	34	Revenues—Product sales and other	4	(2)
			Costs of sales	1	(1)	Costs of sales	—	—
Interest rate swap agreements(c)	—	—	Interest, net	(1)	(1)	Interest, net	—	—
Cross-currency swap	39	30	Other, net	31	10	Other, net	—	—
Total	$7	$50	Total	$48	$39	Total	$4	$(2)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2017	2016		2017	2016		2017	2016
Energy commodity derivative contracts	$88	$(64)	Revenues—Natural gas sales	$5	$20	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	33	124	Revenues—Product sales and other	12	(7)
			Costs of sales	5	(13)	Costs of sales	—	—
Interest rate swap agreements(c)	(1)	(5)	Interest, net	(2)	(2)	Interest, net	—	—
Cross-currency swap	98	50	Other, net	103	29	Other, net	—	—
Total	$185	$(19)	Total	$144	$158	Total	$12	$(7)
_____

(a)
We expect to reclassify an approximate $32 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of September 30, 2017 into earnings during the next twelve months (when the associated forecasted transactions are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

(c)	Amounts represent our share of an equity investee’s accumulated other comprehensive loss.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Energy commodity derivative contracts	Revenues—Natural gas sales	$2	$1	$13	$(4)
	Revenues—Product sales and other	(18)	7	1	(7)
	Costs of sales	—	1	—	(1)
Interest rate swap agreements	Interest, net	—	(14)	—	63
Total(a)		$(16)	$(5)	$14	$51
_______
(a) Three and nine months ended September 30, 2017 includes approximate gains of $18 million and $47 million, respectively, associated with natural gas, crude and NGL derivative contract settlements. Three and nine months ended September 30, 2016 includes approximate gains of $20 million and $59 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks
In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of September 30, 2017 and December 31, 2016, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2017 and December 31, 2016, we had cash margins of $13 million and $37 million, respectively, posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The balance at September 30, 2017, consisted of initial margin requirements of $18 million, offset by variation margin requirements of $5 million. We also use industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of September 30, 2017, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one notch we would be required to post $4 million of additional collateral and no additional collateral beyond this $4 million if we were downgraded two notches.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2016	$(1)	$(288)	$(372)	$(661)
Other comprehensive gain before reclassifications	185	80	20	285
Gains reclassified from accumulated other comprehensive loss	(144)	—	—	(144)
KML IPO	—	44	7	51
Net current-period other comprehensive income	41	124	27	192
Balance as of September 30, 2017	$40	$(164)	$(345)	$(469)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2015	$219	$(322)	$(358)	$(461)
Other comprehensive (loss) gain before reclassifications	(19)	65	16	62
Gains reclassified from accumulated other comprehensive loss	(158)	—	—	(158)
Net current-period other comprehensive (loss) income	(177)	65	16	(96)
Balance as of September 30, 2016	$42	$(257)	$(342)	$(557)

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of September 30, 2017
Energy commodity derivative contracts(a)	$9	$146	$—	$155	$(18)	$(5)	$132
Interest rate swap agreements	—	262	—	262	(11)	—	251
Cross-currency swap agreements	—	135	—	135	(13)	—	122
As of December 31, 2016
Energy commodity derivative contracts(a)	$6	$168	$—	$174	$(43)	$—	$131
Interest rate swap agreements	—	300	—	300	(18)	—	282

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(b)
As of September 30, 2017
Energy commodity derivative contracts(a)	$(2)	$(31)	$—	$(33)	$18	$—	$(15)
Interest rate swap agreements	—	(31)	—	(31)	11	—	(20)
Cross-currency swap agreements	—	(13)	—	(13)	13	—	—
As of December 31, 2016
Energy commodity derivative contracts(a)	$(29)	$(82)	$—	$(111)	$43	$37	$(31)
Interest rate swap agreements	—	(57)	—	(57)	18	—	(39)
Cross-currency swap agreements	—	(31)	—	(31)	—	—	(31)
_______

(a)	Level 1 consists primarily of New York Mercantile Exchange natural gas futures. Level 2 consists primarily of OTC West Texas Intermediate swaps and options and NGL swaps.

(b)
Any cash collateral paid or received is reflected in this table, but only to the extent that it represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from this table.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives-net asset (liability)
Beginning of Period	$—	$—	$—	$(15)
Total gains or (losses) included in earnings	—	—	—	(9)
Settlements	—	—	—	24
End of Period	$—	$—	$—	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$—	$—	$—	$—

As of September 30, 2016, our Level 3 derivative asset and liability activity consisted primarily of power derivative contracts (which expired in April 2016), where a significant portion of fair value is calculated from underlying market data that is not readily observable.  The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures.  The use of these inputs results in management’s best estimate of fair value, and management would not expect materially different valuation results were we to use different input amounts within reasonable ranges.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	September 30, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$38,272	$40,267	$40,050	$41,015

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both September 30, 2017 and December 31, 2016.

7.  Reportable Segments
Segment results for the three and nine months ended September 30, 2016 have been retrospectively adjusted to reflect the elimination of the Other segment as a reportable segment. The activities that previously comprised the Other segment are now presented within the Corporate non-segment activities in reconciling to the consolidated totals in the respective segment reporting tables. The Other segment had historically been comprised primarily of legacy operations of acquired businesses not associated with our ongoing operations. These business activities have since been sold or have otherwise ceased. In addition, the Other segment included certain company owned real estate assets which are primarily leased to our operating subsidiaries as well as third party tenants. This activity is now reflected within Corporate activity. In addition, the portions of interest income and income tax expense previously allocated to our business segments are now included in “Interest expense, net” and “Income tax expense” for all periods presented in the following tables.
Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,022	$2,048	$6,283	$5,900
Intersegment revenues	2	2	7	4
CO2	289	310	899	916
Terminals
Revenues from external customers	485	484	1,458	1,436
Intersegment revenues	—	—	1	1
Products Pipelines
Revenues from external customers	411	415	1,222	1,204
Intersegment revenues	1	4	10	12
Kinder Morgan Canada	66	66	185	188
Corporate and intersegment eliminations(a)	5	1	8	8
Total consolidated revenues	$3,281	$3,330	$10,073	$9,669

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment EBDA(b)
Natural Gas Pipelines	$884	$542	$2,846	$2,503
CO2	197	217	636	608
Terminals	314	294	925	856
Products Pipelines	302	292	913	761
Kinder Morgan Canada	50	48	136	140
Total Segment EBDA	1,747	1,393	5,456	4,868
DD&A	(562)	(549)	(1,697)	(1,652)
Amortization of excess cost of equity investments	(15)	(15)	(45)	(45)
General and administrative and corporate charges	(164)	(163)	(490)	(537)
Interest, net	(459)	(472)	(1,387)	(1,384)
Income tax expense	(160)	(377)	(622)	(744)
Total consolidated net income (loss)	$387	$(183)	$1,215	$506

	September 30, 2017	December 31, 2016
Assets
Natural Gas Pipelines	$51,021	$50,428
CO2	4,016	4,065
Terminals	9,918	9,725
Products Pipelines	8,505	8,329
Kinder Morgan Canada	1,950	1,572
Corporate assets(c)	4,941	6,108
Assets held for sale	—	78
Total consolidated assets	$80,351	$80,305
_______

(a)	Includes a management fee for services we perform as operator of an equity investee.

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

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	$160	$377	$622	$744
Effective tax rate	29.3%	194.3%	33.9%	59.5%

The effective tax rate for the three months ended September 30, 2017 is lower than the statutory federal rate of 35% primarily due to (i) dividend-received deductions from our investment in Florida Gas Transmission Company (Citrus) and Plantation Pipe Line; (ii) adjustments to our income tax reserve for uncertain tax positions; and (iii) the recognition of an enhanced oil recovery credit as a result of our federal return-to-provision. These decreases are partially offset by (i) state and foreign income taxes; (ii) a change in our state effective tax rate; and (iii) tax deductions related to equity compensation.

The effective tax rate for the three months ended September 30, 2016 is higher than the statutory federal rate of 35% primarily due to (i) the impact of our Regulated Natural Gas Pipeline segment’s $817 million non-tax-deductible goodwill as a result of the sale of a 50% interest in SNG; and (ii) state and foreign income taxes, partially offset by (i) dividend-received deductions from our investment in Citrus and Plantation Pipe Line. The SNG partial sale transaction generated a taxable gain resulting from non-deductible goodwill attributable to the transaction which generated a deferred tax provision of $269 million.

The effective tax rate for the nine months ended September 30, 2017 is lower than the statutory federal rate of 35% primarily due to (i) dividend-received deductions from our investment in Citrus and Plantation Pipe Line; and (ii) the recognition of an enhanced oil recovery credit as a result of our federal return-to-provision; partially offset by state and foreign income taxes.

The effective tax rate for the nine months ended September 30, 2016 is higher than the statutory federal rate of 35% primarily due to (i) state and foreign income taxes; and (ii) the impact of our Regulated Natural Gas Pipeline segment’s $817 million non-tax-deductible goodwill as a result of the sale of a 50% interest in SNG; partially offset by (i) dividend-received deductions from our investment in Citrus and Plantation Pipe Line; and (ii) adjustments to our income tax reserve for uncertain tax positions.

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

Federal Energy Regulatory Commission Proceedings

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers the most recent of which was filed in late 2015 with the FERC (docketed at OR16-6) challenging SFPP’s filed East Line rates. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. If the shippers prevail on their arguments or claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing date of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. On March 22, 2016, the D.C. Circuit issued a decision in United Airlines, Inc. v. FERC remanding to FERC for further consideration of two issues: (1) the appropriate data to be used to determine the return on equity for SFPP in the underlying docket, and (2) the just and reasonable return to be provided to a tax pass-through entity that includes an income tax allowance in its underlying cost of service. On July 21, 2017, an initial decision by the Administrative Law Judge (ALJ) in OR16-6 concluded that the Complainants are due reparations, with appropriate interest, equal to the difference between what SFPP collected from the Complainants for service on the East Line and the amounts SFPP would have collected had it charged just and reasonable rates for that line.  The ALJ ruled that an income tax allowance should be included in the cost of service both to determine reparations and to set going forward rates, and found that the new just and reasonable rates are not knowable until the FERC reviews the initial decision and orders a compliance filing.  The FERC will determine which portions of the initial decision to affirm, reject or amend.  With respect to the various SFPP related complaints and protest proceedings at the FERC, we estimate that the shippers are seeking approximately $40 million in annual rate reductions and approximately $220 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of FERC precedent, as applicable, to pending SFPP cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

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

NGPL and WIC

On January 19, 2017, NGPL and WIC were separately notified by the FERC of rate proceedings against them pursuant to section 5 of the Natural Gas Act. The matters were set for hearings to determine whether NGPL’s and WIC’s current rates remain just and reasonable.  A proceeding under section 5 of the Natural Gas Act is prospective in nature such that a change in rates charged to customers, if any, would likely only occur after the FERC has issued a final order.  NGPL and WIC each submitted to the FERC an Offer of Settlement in their respective proceedings. The presiding ALJ in both proceedings certificated the settlements as uncontested, and the companies expect FERC approval by the end of the year. As currently negotiated, the settlements would not have a material adverse impact on KMI’s results of operations or cash flows from operations.

Trans Mountain Expansion Project Litigation

There are numerous legal challenges pending before the Federal Court of Appeal which have been filed by various governmental and non-governmental organizations, Aboriginal groups or other parties that seek judicial review of the recommendation of the National Energy Board (NEB) and subsequent decision by the Federal Governor in Council to conditionally approve the Trans Mountain Pipeline Expansion Project (the ‘‘Project’’). The petitions allege, among other things, that additional consultation, engagement or accommodation is required and that various non-economic impacts of the Project were not adequately considered. The remedies sought include requests that the NEB recommendation be quashed, that additional consultations be undertaken, and that the order of the Governor in Council approving the Project be quashed. After provincial elections in British Columbia on May 9, 2017, the New Democratic Party and Green Party formed a majority government. The new British Columbia government sought and was granted limited intervenor status in the Federal Court of Appeal proceedings to argue against the government’s approval of the Project. A hearing was conducted by the Federal Court of Appeal from October 2 through October 13, 2017. A decision is expected in the coming months, and is subject to potential further appeal to the Supreme Court of Canada. Although we believe that each of the foregoing appeals lacks merit, in the event an applicant is successful at the Supreme Court of Canada, among other potential impacts, the NEB recommendation or Governor in Council’s approval may be quashed, permits may be revoked, the Project may be subject to additional significant regulatory reviews, there may be significant changes to the Project plans, further obligations or restrictions may be implemented, or the Project may be stopped altogether, which could materially impact the overall feasibility or economic benefits of the Project, which in turn would have a material adverse effect on the Project and, consequently, our investment in KML.

In addition to the judicial reviews of the NEB recommendation report and Governor in Council’s order, two judicial review proceedings have been commenced at the Supreme Court of British Columbia (Squamish Nation; and the City of Vancouver). The petitions allege a duty and failure to consult or accommodate First Nations, and generally, among other claims, that the Province ought not to have approved the Project. Each Applicant seeks to quash the Environmental Assessment Certificate (EAC) that was issued by the British Columbia Environmental Assessment Office. On September 29, 2017, the British Columbia government filed evidence in support of the EAC approval in the judicial review proceeding involving the Squamish

Nation. Hearings are scheduled for October and November 2017, respectively, for the City of Vancouver and the Squamish Nation judicial review proceedings. Although we believe that each of the foregoing appeals lacks merit, in the event that an applicant for judicial review is successful, among other potential impacts, the EAC may be quashed, provincial permits may be revoked, the Project may be subject to additional significant regulatory reviews, there may be significant changes to the Project plans, further obligations or restrictions may be imposed or the Project may be stopped altogether. In the event that an applicant is unsuccessful at the Supreme Court of British Columbia, they may further seek to appeal the decision to the British Columbia Court of Appeal. Any decision of the British Columbia Court of Appeal may be appealed to the Supreme Court of Canada. A successful appeal at either of these levels could result in the same types of consequences described above.

Other Commercial Matters

Union Pacific Railroad Company Easements & Related Litigation

SFPP and Union Pacific Railroad Company (UPRR) engaged in a proceeding to determine the extent, if any, to which rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted pursuant to existing contractual arrangements for the ten-year period beginning January 1, 2004 (Union Pacific Railroad Company v. Santa Fe Pacific Pipelines, Inc., et al., Superior Court of the State of California, County of Los Angeles, Case No. BC319170). In September 2011, the trial judge determined that the annual rent payable as of January 1, 2004 was $14 million, subject to annual consumer price index increases. SFPP appealed the judgment.

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

After the above-referenced decision by the California Court of Appeals which held that UPRR does not own the subsurface rights to grant certain easements and may not be able to collect rent from those easements, a purported class action lawsuit was filed in 2015 in a U.S. District Court in California by private landowners in California who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. Substantially similar follow-on lawsuits were filed and are pending in federal courts by landowners in Nevada, Arizona and New Mexico. These suits, which are brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, assert claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” for declaratory judgment, trespass, ejectment, quiet title, unjust enrichment, inverse condemnation and accounting arising from defendants’ alleged improper use or occupation of subsurface real property. Plaintiffs’ motions for class certification were denied by the federal courts in Arizona and California. The Ninth Circuit Court of Appeals denied Plaintiffs’ request for interlocutory review of the decisions on class certification. The New Mexico and Nevada lawsuits have been stayed. SFPP views these cases as primarily a dispute between UPRR and the plaintiffs. UPRR purported to grant SFPP a network of subsurface pipeline easements along UPRR’s railroad right-of-way. SFPP relied on the validity of those easements and paid rent to UPRR for the value of those easements.

SFPP and UPRR also engaged in multiple disputes since 2000 over the circumstances and conditions under which SFPP must pay to relocate its pipeline within the UPRR right-of-way. In July 2017, UPRR and SFPP reached a settlement of the relocation disputes on terms that are confidential but which generally require the parties to share and allocate the cost of future relocations. Although the cost sharing mechanism in the settlement is expected to reduce the cost of future relocations, SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations such that it is difficult to quantify the cost of future potential relocations. Such costs could have an adverse effect on our financial position, results of operations, cash flows, and dividends to our shareholders.

Gulf LNG Facility Arbitration

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that is not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA seeks declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  As set forth in the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel conducted an arbitration hearing in January 2017. We expect the arbitration panel will issue its decision before the end of fourth quarter 2017. Eni USA has indicated that it will continue to pay the amounts claimed to be due pending resolution of the dispute. The successful assertion by Eni USA of its claim to terminate or amend its payment obligations under the agreement prior to the expiration of its initial term could have an adverse effect on the business, financial position, results of operations, or cash flows of GLNG and distributions to KMI, a 50% shareholder of GLNG. We view the demand for arbitration to be without merit, and we will continue to contest it vigorously.

Brinckerhoff Merger Litigation

In April 2017, a purported class action suit was filed in the Delaware Court of Chancery by a former EPB unitholder on behalf of a class of former unaffiliated unitholders of EPB, seeking to challenge the $9.2 billion merger of EPB into a subsidiary of KMI as part of a series of transactions in November 2014 whereby KMI acquired all of the outstanding equity interests in KMP, KMR, and EPB that KMI and its subsidiaries did not already own. The suit alleges that the merger consideration did not sufficiently compensate EPB unitholders for the value of three derivative suits concerning drop down transactions which the derivative plaintiff lost standing to pursue after the merger and which the present suit now alleges were collectively worth as much as $700 million. The suit claims that the alleged failure to obtain sufficient merger consideration for the drop down lawsuits constitutes a breach of the EPB limited partnership agreement and the implied covenant of good faith and fair dealing. The suit also asserts claims against KMI and certain individual defendants for allegedly tortiously interfering with and/or aiding and abetting the alleged breach of the limited partnership agreement. Defendants have moved to dismiss the suit. We continue to believe that both the merger and the drop down transactions were appropriate and in the best interests of EPB, and we intend to continue to defend this lawsuit vigorously.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed by purchasers of natural gas against El Paso Corporation, El Paso Marketing L.P. and numerous other energy companies based on a claim under state antitrust law that such defendants conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which are pending in a U.S. District Court in Nevada, were dismissed, but the dismissal was reversed by the Ninth Circuit Court of Appeals. The U.S. Supreme Court affirmed the Ninth Circuit Court of Appeals in a decision dated April 21, 2015, and the cases were then remanded to the District Court for further consideration and trial, if necessary, of numerous remaining issues. On May 24, 2016, the District Court granted a motion for summary judgment dismissing a lawsuit brought by an industrial consumer in Kansas in which approximately $500 million in damages has been alleged. That ruling has been appealed to the Ninth Circuit Court of Appeals. Settlements have been reached in class actions originally filed in Kansas and Missouri, which settlements received final court approval and have been paid. In the remaining case, a Wisconsin class action in which approximately $300 million in damages has been alleged against all defendants, the District Court denied plaintiff’s motion for class certification. The Ninth Circuit Court of Appeals granted plaintiff’s request for an interlocutory appeal of this ruling. There remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, which may be allocated to us in the remaining lawsuits and therefore, our legal exposure, if any, and costs are not currently determinable.

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

General

As of September 30, 2017 and December 31, 2016, our total reserve for legal matters was $330 million and $407 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising in our products and natural gas pipeline segments.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG is conducting a radiological assessment of the surface of the mines. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona (Case No. 3:14-08165-DGC) seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the position of the United States as owner of the Navajo Reservation and the pervasive control of such federal agencies over all aspects of the nuclear weapons program. Defendants filed an answer and counterclaims seeking contribution and recovery of response costs allegedly incurred by the federal agencies in investigating uranium impacts on the Navajo Reservation. The counterclaim of defendant EPA has been settled, and no viable claims for reimbursement by the other defendants are known to exist. In August 2017, the District Court found the United States liable under CERCLA as owner of the Navajo Reservation. The matter seeking cost recovery and contribution from federal government agencies is set for trial in February 2018. We intend to continue to prosecute and defend this case vigorously.

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

In addition, the EPA has notified other PRPs, including EPEC Polymers and EPEC Oil Trust, that the EPA intends to pursue agreements with other “major PRPs” and initiate negotiations over cash buyouts with parties whom the EPA does not consider “major PRPs.” The EPA also notified the parties of an allocation process that could result in cash-out settlements with a number of them. The notices create significant uncertainty as to the implementation and associated costs of the remedy set forth in the FFS and ROD, and provide no guidance as to the EPA’s definition of a “major PRP”, the allocation process including how it will impact the PRPs, or the potential amount or range of cash buyouts. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. The draft RI/FS was submitted by the CPG earlier in 2015 and proposes a different remedy than the FFS announced by the EPA. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in a state district court for Orleans Parish, Louisiana (Case No. 13-6911) against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On February 13, 2015, the Court granted defendants’ motion to dismiss the suit for failure to state a claim, and issued an order dismissing the SLFPA’s claims with prejudice. On March 3, 2017, the Fifth Circuit Court of Appeals affirmed the U.S. District Court’s decision. On March 17, 2017, the SLFPA filed a petition seeking en banc review and reconsideration of the decision by the Fifth Circuit Court of Appeals, and such petition was denied. On July 11, 2017, the SLFPA filed a petition for a writ of certiorari to the U.S. Supreme Court.

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

Vermilion Parish Louisiana Coastal Zone Litigation

On July 28, 2016, the District Attorney for the Fifteenth Judicial District of Louisiana, purporting to act on behalf of Vermilion Parish and the State of Louisiana, filed suit in the State District Court for Vermilion Parish, Louisiana against TGP and 52 other energy companies, alleging that the defendants’ oil and gas and transportation operations associated with the development of several fields in Vermilion Parish (Operational Areas) were conducted in violation of the Coastal Zone Management Act. The suit alleges such operations caused substantial damage to the coastal waters and nearby lands (Coastal Zone) of Vermilion Parish, resulting in the release of pollutants and contaminants into the environment, improper discharge of oil field wastes, the improper use of waste pits and failure to close such pits, and the dredging of canals, which resulted in degradation of the Operational Areas, including erosion of marshes and degradation of terrestrial and aquatic life therein. As a result of such alleged violations of the Coastal Zone Management Act, the suit seeks a judgment against the defendants awarding all appropriate damages, the payment of costs to clear, revegetate, detoxify and otherwise restore the Vermilion Parish Coastal Zone, actual restoration of the affected Coastal Zone to its original condition, and reasonable costs and attorney fees. On September 2, 2016, the case was removed to the U.S. District Court for the Western District of Louisiana. Plaintiffs filed a motion to remand the case to the state district court. On September 26, 2017, the U.S. District Court remanded the case to the State District Court for Vermillion Parish. We intend to vigorously defend the suit.

Vintage Assets, Inc. Coastal Erosion Litigation

On December 18, 2015, Vintage Assets, Inc. and several individual landowners filed a petition in the State District Court for Plaquemines Parish, Louisiana alleging that its 5,000 acre property is composed of coastal wetlands, and that SNG and TGP failed to maintain pipeline canals and banks, causing widening of the canals, land loss, and damage to the ecology and hydrology of the marsh, in breach of right of way agreements, prudent operating practices, and Louisiana law. The suit also claims that defendants’ alleged failure to maintain pipeline canals and banks constitutes negligence and has resulted in encroachment of the canals, constituting trespass. The suit seeks in excess of $80 million in money damages, including recovery of litigation costs, damages for trespass, and money damages associated with an alleged loss of natural resources and projected reconstruction cost of replacing or restoring wetlands. The suit was removed to the U.S. District Court for the Eastern District of Louisiana. The SNG assets at issue were sold to Highpoint Gas Transmission, LLC in 2011, which was subsequently purchased by American Midstream Partners, LP. In response to SNG’s demand for defense and indemnity, American Midstream Partners agreed to pay 50% of joint defense costs and expenses, with a percentage of indemnity to be determined upon final resolution of the suit. On October 20, 2016, plaintiffs filed an amended complaint naming Highpoint Gas Transmission, LLC as an additional defendant. A non-jury trial was held during September 2017. The District Court ordered the parties to submit post-trial briefing. We anticipate a ruling in the fourth quarter 2017 or first quarter 2018. We will continue to vigorously defend the suit, and intend to appeal any adverse ruling that may result from the trial.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2017 and December 31, 2016, we have accrued a total reserve for environmental liabilities in the amount of $290 million and $302 million, respectively. In addition, as of both September 30, 2017 and December 31, 2016, we have recorded a receivable of $13 million, for expected cost recoveries that have been deemed probable.

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

ASU No. 2017-05

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset” and defines the term “in-substance nonfinancial asset.”  This ASU also adds guidance for partial sales of nonfinancial assets.  ASU No. 2017-05 will be effective at the same time Topic 606, Revenue from Contracts with Customers, is effective.  We are currently reviewing the effect of this ASU to our financial statements.

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

ASU No. 2017-12

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. ASU No. 2017-12 will be effective for us as of January 1, 2019, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

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

Excluding fair value adjustments, as of September 30, 2017, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, and Subsidiary Guarantors had $13,921 million, $18,885 million, and $3,310 million, respectively, of Guaranteed Notes outstanding.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying September 30, 2017 condensed consolidating balance sheet is approximately $164 million of capital lease obligations that are not subject to the cross guarantee agreement.

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

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP		Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$8	$—		$2,899	$413	$(39)	$3,281

Operating Costs, Expenses and Other
Costs of sales	—	—		975	81	(27)	1,029
Depreciation, depletion and amortization	4	—		487	71	—	562
Other operating expenses	12	1		711	148	(12)	860
Total Operating Costs, Expenses and Other	16	1		2,173	300	(39)	2,451

Operating (loss) income	(8)	(1)		726	113	—	830

Other Income (Expense)
Earnings from consolidated subsidiaries	690	688		111	15	(1,504)	—
Earnings from equity investments	—	—		167	—	—	167
Interest, net	(174)	(1)		(277)	(7)	—	(459)
Amortization of excess cost of equity investments and other, net	—	—		3	6	—	9

Income Before Income Taxes	508	686		730	127	(1,504)	547

Income Tax Expense	(135)	(1)		(18)	(6)	—	(160)

Net Income	373	685		712	121	(1,504)	387
Net Income Attributable to Noncontrolling Interests	—	—		—	—	(14)	(14)

Net Income Attributable to Controlling Interests	373	685		712	121	(1,518)	373

Preferred Stock Dividends	(39)	—		—	—	—	(39)
Net Income Available to Common Stockholders	$334	$685		$712	$121	$(1,518)	$334

Net Income	$373	$685		$712	$121	$(1,504)	$387
Total other comprehensive income (loss)	14	(1)		(3)	105	(71)	44
Comprehensive income	387	684		709	226	(1,575)	431
Comprehensive income attributable to noncontrolling interests	—	—		—	—	(44)	(44)
Comprehensive income attributable to controlling interests	$387	$684	—	$709	$226	$(1,619)	$387

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP		Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$9	$—		$2,953	$386	$(18)	$3,330

Operating Costs, Expenses and Other
Costs of sales	—	—		916	61	(6)	971
Depreciation, depletion and amortization	4	—		466	79	—	549
Other operating expenses	663	—		145	132	(12)	928
Total Operating Costs, Expenses and Other	667	—		1,527	272	(18)	2,448

Operating (loss) income	(658)	—		1,426	114	—	882

Other Income (Expense)
Earnings from consolidated subsidiaries	963	1,004	—	99	14	(2,080)	—
Losses from equity investments	—	—	—	(213)	—	—	(213)
Interest, net	(173)	(6)	—	(281)	(12)	—	(472)
Amortization of excess cost of equity investments and other, net	(1)	—	—	(6)	4	—	(3)

Income Before Income Taxes	131	998		1,025	120	(2,080)	194

Income Tax Expense	(319)	(2)	—	(22)	(34)	—	(377)

Net (Loss) Income	(188)	996		1,003	86	(2,080)	(183)
Net Income Attributable to Noncontrolling Interests	—	—	—	—	—	(5)	(5)

Net (Loss) Income Attributable to Controlling Interests	(188)	996		1,003	86	(2,085)	(188)

Preferred Stock Dividends	(39)	—	—	—	—	—	(39)
Net (Loss) Income Available to Common Stockholders	(227)	996		1,003	86	(2,085)	(227)

Net (Loss) Income	$(188)	$996		$1,003	$86	$(2,080)	$(183)
Total other comprehensive loss	(3)	(47)	—	(32)	(31)	110	(3)
Comprehensive (loss) income	(191)	949		971	55	(1,970)	(186)
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	(5)	(5)
Comprehensive (loss) income attributable to controlling interests	$(191)	$949		$971	$55	$(1,975)	$(191)

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$26	$—	$8,959	$1,190	$(102)	$10,073

Operating Costs, Expenses and Other
Costs of sales	—	—	3,033	235	(68)	3,200
Depreciation, depletion and amortization	12	—	1,451	234	—	1,697
Other operating expenses	37	1	2,065	375	(34)	2,444
Total Operating Costs, Expenses and Other	49	1	6,549	844	(102)	7,341

Operating (loss) income	(23)	(1)	2,410	346	—	2,732

Other Income (Expense)
Earnings from consolidated subsidiaries	2,283	2,258	323	50	(4,914)	—
Earnings from equity investments	—	—	477	—	—	477
Interest, net	(528)	9	(832)	(36)	—	(1,387)
Amortization of excess cost of equity investments and other, net	—	—	1	14	—	15

Income Before Income Taxes	1,732	2,266	2,379	374	(4,914)	1,837

Income Tax Expense	(543)	(4)	(53)	(22)	—	(622)

Net Income	1,189	2,262	2,326	352	(4,914)	1,215
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(26)	(26)

Net Income Attributable to Controlling Interests	1,189	2,262	2,326	352	(4,940)	1,189

Preferred Stock Dividends	(117)	—	—	—	—	(117)
Net Income Available to Common Stockholders	$1,072	$2,262	$2,326	$352	$(4,940)	$1,072

Net Income	$1,189	$2,262	$2,326	$352	$(4,914)	$1,215
Total other comprehensive income	141	273	290	178	(692)	190
Comprehensive income	1,330	2,535	2,616	530	(5,606)	1,405
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(75)	(75)
Comprehensive income attributable to controlling interests	$1,330	$2,535	$2,616	$530	$(5,681)	$1,330

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$26	$—	$8,555	$1,127	$(39)	$9,669

Operating Costs, Expenses and Other
Costs of sales	—	—	2,261	197	(4)	2,454
Depreciation, depletion and amortization	13	—	1,400	239	—	1,652
Other operating expenses	712	4	1,644	600	(35)	2,925
Total Operating Costs, Expenses and Other	725	4	5,305	1,036	(39)	7,031

Operating (loss) income	(699)	(4)	3,250	91	—	2,638

Other Income (Expense)
Earnings from consolidated subsidiaries	2,373	2,335	174	45	(4,927)	—
Losses from equity investments	—	—	(1)	—	—	(1)
Interest, net	(519)	91	(918)	(38)	—	(1,384)
Amortization of excess cost of equity investments and other, net	—	—	(17)	14	—	(3)

Income Before Income Taxes	1,155	2,422	2,488	112	(4,927)	1,250

Income Tax Expense	(656)	(5)	(32)	(51)	—	(744)

Net Income	499	2,417	2,456	61	(4,927)	506
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(7)	(7)

Net Income Attributable to Controlling Interests	499	2,417	2,456	61	(4,934)	499

Preferred Stock Dividends	(117)	—	—	—	—	(117)
Net Income Available to Common Stockholders	382	2,417	2,456	61	(4,934)	382

Net Income	$499	$2,417	$2,456	$61	$(4,927)	$506
Total other comprehensive (loss) income	(96)	(208)	(261)	101	368	(96)
Comprehensive income	403	2,209	2,195	162	(4,559)	410
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(7)	(7)
Comprehensive income attributable to controlling interests	$403	$2,209	$2,195	$162	$(4,566)	$403

Condensed Consolidating Balance Sheets as of September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$11	$—	$—	$534	$(6)	$539
Other current assets - affiliates	11,645	6,008	16,883	800	(35,336)	—
All other current assets	107	78	1,680	213	(4)	2,074
Property, plant and equipment, net	243	—	30,976	8,648	—	39,867
Investments	665	—	6,688	131	—	7,484
Investments in subsidiaries	26,686	28,372	5,304	4,012	(64,374)	—
Goodwill	13,789	22	5,167	3,186	—	22,164
Notes receivable from affiliates	1,043	20,776	1,362	493	(23,674)	—
Deferred income taxes	5,802	—	—	—	(2,370)	3,432
Other non-current assets	217	184	4,208	182	—	4,791
Total assets	$60,208	$55,440	$72,268	$18,199	$(125,764)	$80,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,119	$975	$806	$256	$—	$3,156
Other current liabilities - affiliates	7,808	16,531	10,313	684	(35,336)	—
All other current liabilities	400	158	1,966	504	(10)	3,018
Long-term debt	13,121	18,270	3,059	666	—	35,116
Notes payable to affiliates	1,856	448	21,015	355	(23,674)	—
Deferred income taxes	—	—	727	1,643	(2,370)	—
All other long-term liabilities and deferred credits	679	102	1,291	465	—	2,537
Total liabilities	24,983	36,484	39,177	4,573	(61,390)	43,827

Stockholders’ equity
Total KMI equity	35,225	18,956	33,091	13,626	(65,673)	35,225
Noncontrolling interests	—	—	—	—	1,299	1,299
Total stockholders’ Equity	35,225	18,956	33,091	13,626	(64,374)	36,524
Total Liabilities and Stockholders’ Equity	$60,208	$55,440	$72,268	$18,199	$(125,764)	$80,351

Condensed Consolidating Balance Sheets as of December 31, 2016 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$471	$—	$9	$205	$(1)	$684
Other current assets - affiliates	5,739	1,999	13,207	655	(21,600)	—
All other current assets	269	139	1,935	205	(3)	2,545
Property, plant and equipment, net	242	—	30,795	7,668	—	38,705
Investments	665	2	6,236	124	—	7,027
Investments in subsidiaries	26,907	29,421	4,307	4,028	(64,663)	—
Goodwill	13,789	22	5,167	3,174	—	22,152
Notes receivable from affiliates	516	21,608	1,132	412	(23,668)	—
Deferred income taxes	6,647	—	—	—	(2,295)	4,352
Other non-current assets	72	206	4,455	107	—	4,840
Total assets	$55,317	$53,397	$67,243	$16,578	$(112,230)	$80,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,286	$600	$687	$123	$—	$2,696
Other current liabilities - affiliates	3,551	13,299	4,197	553	(21,600)	—
All other current liabilities	432	362	2,016	422	(4)	3,228
Long-term debt	13,308	19,277	4,095	674	—	37,354
Notes payable to affiliates	1,533	448	20,520	1,167	(23,668)	—
Deferred income taxes	—	—	681	1,614	(2,295)	—
Other long-term liabilities and deferred credits	776	111	821	517	—	2,225
Total liabilities	20,886	34,097	33,017	5,070	(47,567)	45,503

Stockholders’ equity
Total KMI equity	34,431	19,300	34,226	11,508	(65,034)	34,431
Noncontrolling interests	—	—	—	—	371	371
Total stockholders’ Equity	34,431	19,300	34,226	11,508	(64,663)	34,802
Total Liabilities and Stockholders’ Equity	$55,317	$53,397	$67,243	$16,578	$(112,230)	$80,305

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP		Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(2,191)	$2,925		$8,718	$657	$(6,802)	$3,307

Cash flows from investing activities
Acquisitions of assets and investments, net of cash acquired	—	—		(4)	—	—	(4)
Capital expenditures	(18)	—		(1,699)	(514)	—	(2,231)
Sales of property, plant and equipment, and other net assets, net of removal costs	7	—		98	13	—	118
Contributions to investments	(215)	—		(408)	(8)	—	(631)
Distributions from equity investments in excess of cumulative earnings	1,525	—		223	—	(1,496)	252
Funding (to) from affiliates	(3,658)	639		(5,533)	(567)	9,119	—
Other, net	(16)	24		4	(2)	—	10
Net cash (used in) provided by investing activities	(2,375)	663		(7,319)	(1,078)	7,623	(2,486)

Cash flows from financing activities
Issuances of debt	7,570	—		—	220	—	7,790
Payments of debt	(8,053)	(600)		(895)	(106)	—	(9,654)
Debt issue costs	(12)	—		—	(57)	—	(69)
Cash dividends - common shares	(840)	—		—	—	—	(840)
Cash dividends - preferred shares	(117)	—		—	—	—	(117)
Funding from (to) affiliates	5,563	749		3,197	(390)	(9,119)	—
Contributions from investment partner	—	—		444	—	—	444
Contributions from parents, including net proceeds from KML IPO and preferred share issuance	—	—		—	1,483	(1,483)	—
Contributions from noncontrolling interests - net proceeds from KML IPO	4	—	—	—	—	1,241	1,245
Contributions from noncontrolling interests - net proceeds from KML preferred share issuance	—	—		—	—	230	230
Contributions from noncontrolling interests - other	—	—		—	—	12	12
Distributions to parents	—	(3,737)		(4,154)	(428)	8,319	—
Distributions to noncontrolling interests	—	—		—	—	(26)	(26)
Other, net	(9)	—		—	—	—	(9)
Net cash provided by (used in) financing activities	4,106	(3,588)		(1,408)	722	(826)	(994)

Effect of exchange rate changes on cash and cash equivalents	—	—		—	28	—	28

Net (decrease) increase in cash and cash equivalents	(460)	—		(9)	329	(5)	(145)
Cash and cash equivalents, beginning of period	471	—		9	205	(1)	684
Cash and cash equivalents, end of period	$11	$—		$—	$534	$(6)	$539

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2016 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP		Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(3,015)	$3,903		$8,778	$681	$(6,844)	$3,503

Cash flows from investing activities
Acquisitions of assets and investments, net of cash acquired	(2)	—		(331)	—	—	(333)
Capital expenditures	(39)	—		(1,550)	(520)	—	(2,109)
Proceeds from sale of equity interests in subsidiaries, net	—	—		1,402	—	—	1,402
Sales of property, plant and equipment, and other net assets, net of removal costs	—	—		250	—	—	250
Contributions to investments	(343)	—		(36)	(10)	—	(389)
Distributions from equity investments in excess of cumulative earnings	1,773	298		127	—	(2,040)	158
Funding to affiliates	(2,354)	(495)		(3,650)	(529)	7,028	—
Other, net	—	(52)		37	(11)	—	(26)
Net cash used in investing activities	(965)	(249)		(3,751)	(1,070)	4,988	(1,047)

Cash flows from financing activities
Issuances of debt	8,111	—		374	—	—	8,485
Payments of debt	(7,178)	(500)		(1,449)	(8)	—	(9,135)
Restricted cash held in escrow for debt repayment	—	—	—	(776)	—	—	(776)
Debt issue costs	(13)	—		(1)	(1)	—	(15)
Cash dividends - common shares	(839)	—		—	—	—	(839)
Cash dividends - preferred shares	(115)	—		—	—	—	(115)
Funding from affiliates	4,070	973		1,539	446	(7,028)	—
Contributions from parents	—	—		88	—	(88)	—
Contributions from noncontrolling interests	—	—		—	—	88	88
Distributions to parents	—	(4,127)		(4,801)	(14)	8,942	—
Distributions to noncontrolling interests	—	—		—	—	(17)	(17)
Other, net	(8)	—		—	—	—	(8)
Net cash provided by (used in) financing activities	4,028	(3,654)		(5,026)	423	1,897	(2,332)

Effect of exchange rate changes on cash and cash equivalents	—	—		—	4	—	4

Net increase in cash and cash equivalents	48	—		1	38	41	128
Cash and cash equivalents, beginning of period	123	—		12	142	(48)	229
Cash and cash equivalents, end of period	$171	$—		$13	$180	$(7)	$357

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

Sale of Approximate 30% Interest in our Canadian Business

On May 30, 2017, our indirectly owned subsidiary, KML, completed an IPO of 102,942,000 restricted voting shares at a price to the public of C$17.00 per restricted voting share for total gross proceeds of approximately C$1,750 million. The net proceeds of C$1,677 million (USD $1,245 million) from the IPO were used by KML to indirectly acquire from us an approximate 30% interest in a limited partnership that holds our Canadian business with us retaining the remaining 70% interest. We used the proceeds from KML to pay down debt.
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

In addition, upon completion of the IPO, we announced our final investment decision for the Trans Mountain Expansion Project. Construction on the Trans Mountain Expansion Project, a C$7.4 billion project, began in September 2017 with completion expected in December 2019.

Sale of Equity Interest in SNG

On September 1, 2016, we completed the sale of a 50% interest in our SNG natural gas pipeline system to The Southern Company (Southern Company), receiving proceeds of $1.4 billion, and the formation of a joint venture, which includes our remaining 50% interest in SNG. We used the proceeds from the sale to reduce outstanding debt. We recognized a pre-tax loss of $84 million on the sale of our interest in SNG which is included within “Loss on impairments and divestitures, net” on the accompanying consolidated statements of income for the three and nine months ended September 30, 2016. As a result of this transaction, we no longer hold a controlling interest in SNG or Bear Creek Storage Company, LLC (Bear Creek) (50% of which is owned by SNG) and, as such, we now account for our remaining equity interests in SNG and Bear Creek as equity investments.

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

Segment results for the three and nine months ended September 30, 2016 have been retrospectively adjusted to reflect the elimination of the Other segment as a reportable segment. The activities that previously comprised the Other segment are now presented within Corporate non-segment activities in reconciling to the consolidated totals in the respective segment reporting tables. The Other segment had historically been comprised primarily of legacy operations of acquired businesses not associated with our ongoing operations. These business activities have since been sold or have otherwise ceased. In addition, the Other segment included certain company owned real estate assets which are primarily leased to our operating subsidiaries as well as third party tenants. This activity is now reflected within Corporate activity. In addition, the portions of interest income and income tax expense previously allocated to our business segments are now included in “Interest expense, net” and “Income tax expense” for all periods presented in the following tables.
Consolidated Earnings Results

	Three Months Ended September 30,
	2017	2016	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$884	$542	$342	63%
CO2	197	217	(20)	(9)%
Terminals	314	294	20	7%
Products Pipelines	302	292	10	3%
Kinder Morgan Canada	50	48	2	4%
Total Segment EBDA(b)	1,747	1,393	354	25%
DD&A	(562)	(549)	(13)	(2)%
Amortization of excess cost of equity investments	(15)	(15)	—	—%
General and administrative and corporate charges(c)	(164)	(163)	(1)	(1)%
Interest, net(d)	(459)	(472)	13	3%
Income before income taxes	547	194	353	182%
Income tax expense	(160)	(377)	217	58%
Net income (loss)	387	(183)	570	311%
Net income attributable to noncontrolling interests	(14)	(5)	(9)	(180)%
Net income (loss) attributable to Kinder Morgan, Inc.	373	(188)	561	298%
Preferred Stock Dividends	(39)	(39)	—	—%
Net income (loss) available to common stockholders	$334	$(227)	$561	247%

	Nine Months Ended September 30,
	2017	2016	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,846	$2,503	$343	14%
CO2	636	608	28	5%
Terminals	925	856	69	8%
Products Pipelines	913	761	152	20%
Kinder Morgan Canada	136	140	(4)	(3)%
Total Segment EBDA(b)	5,456	4,868	588	12%
DD&A	(1,697)	(1,652)	(45)	(3)%
Amortization of excess cost of equity investments	(45)	(45)	—	—%
General and administrative and corporate charges(c)	(490)	(537)	47	9%
Interest, net(d)	(1,387)	(1,384)	(3)	—%
Income before income taxes	1,837	1,250	587	47%
Income tax expense	(622)	(744)	122	16%
Net income	1,215	506	709	140%
Net income attributable to noncontrolling interests	(26)	(7)	(19)	(271)%
Net income attributable to Kinder Morgan, Inc.	1,189	499	690	138%
Preferred Stock Dividends	(117)	(117)	—	—%
Net income available to common stockholders	$1,072	$382	$690	181%

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

Certain items affecting Total Segment EBDA (see “—Non-GAAP Measures” below)

(b)
Three and nine month 2017 amounts include a net decrease in earnings of $46 million and increase in earnings of $33 million, respectively, and three and nine month 2016 amounts include net decreases in earnings of $429 million and $740 million, respectively, related to the combined effect of the certain items impacting Total Segment EBDA. The extent to which these items affect each of our business segments is discussed below in the footnotes to the tables within “—Segment Earnings Results.”

(c)
Three and nine month 2017 amounts include increases in expense of $5 million and $8 million, respectively, and nine month 2016 amount includes net increases in expense of $24 million related to the combined effect of the certain items related to general and administrative expense and corporate charges disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(d)
Three and nine month 2017 amounts include net decreases in expense of $4 million and $21 million, respectively, and three and nine month 2016 amounts include net decreases in expense of $31 million and $140 million, respectively, related to the combined effect of the certain items related to interest expense, net of interest income disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

The certain item totals reflected in footnotes (b), (c), and (d) to the table above accounted for $351 million of the increase in income before income taxes for the third quarter of 2017, as compared to the same prior year period (representing the difference between the decreases of $47 million and $398 million, respectively, in income before income taxes for the third quarters of 2017 and 2016, respectively) and an increase of $670 million in income before income taxes for the nine months ended September 30, 2017, when compared to the same prior year period (representing the difference between an increase of $46 million and a decrease of $624 million in income before income taxes for the nine months ended September 30, 2017 and 2016, respectively). After giving effect to these certain items, the remaining increase in income before income taxes from the prior year quarter was $2 million (0%) and the remaining decrease in income before income taxes year-to-date was $83 million (4%). The quarter-to-date increase from 2016 is primarily attributable to decreased interest expense partially offset by decreased performance from our Natural Gas Pipelines business segment, largely associated with our sale of a 50% interest in SNG to The Southern Company on September 1, 2016, and increased DD&A expense. The year-to-date decrease from 2016 is primarily attributable to decreased performance from our Natural Gas Pipelines business segment, largely associated with our sale of a 50% interest in SNG to The Southern Company on September 1, 2016, and increased DD&A expense partially offset by decreased general and administrative expense and by decreased interest expense.

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

Reconciliation of Net Income Available to Common Stockholders to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except per share amounts)
Net Income (Loss) Available to Common Stockholders	$334	$(227)	$1,072	$382
Add/(Subtract):
Certain items before book tax(a)	47	398	(46)	624
Book tax certain items(b)	(53)	172	(24)	70
Certain items after book tax	(6)	570	(70)	694

Noncontrolling interest certain items(c)	—	—	1	(9)
Net income available to common stockholders before certain items	328	343	1,003	1,067
Add/(Subtract):
DD&A expense(d)	661	653	2,018	1,961
Total book taxes(e)	244	230	730	745
Cash taxes(f)	(9)	(22)	(54)	(61)
Other items(g)	(13)	11	11	31
Sustaining capital expenditures(h)	(156)	(134)	(416)	(379)
DCF	$1,055	$1,081	$3,292	$3,364

Weighted average common shares outstanding for dividends(i)	2,241	2,239	2,240	2,237
DCF per common share	$0.47	$0.48	$1.47	$1.50
Declared dividend per common share	$0.125	$0.125	$0.375	$0.375
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

(b)
Represents income tax provision on certain items, plus discrete income tax certain items. For the three and nine months ended September 30, 2017, discrete income tax items included a $36 million federal return-to-provision tax benefit as a result of the recognition of an enhanced oil recovery credit instead of deduction. For the three and nine months ended September 30, 2016, discrete income tax items included a $276 million increase in tax expense primarily due to the impact of the sale of a 50% interest in SNG discussed in Note 8 “Income Taxes” to our consolidated financial statements.

(c)	Represents noncontrolling interests share of certain items.

(d)
Includes DD&A and amortization of excess cost of equity investments. Three and nine month 2017 amounts also include $84 million and $276 million, respectively, and three and nine month 2016 amounts also include $89 million and $264 million, respectively, of our share of certain equity investees' DD&A, net of the DD&A associated with noncontrolling interests in KML and consolidating joint venture partners’ share of DD&A.

(e)
Excludes book tax certain items. Three and nine month 2017 amounts also include $31 million and $84 million, respectively, and three and nine month 2016 amounts also include $25 million and $71 million, respectively, of our share of taxable equity investees’ book tax expense.

(f)
Three and nine month 2017 amounts also include $(9) million and $(54) million, respectively, and three and nine month 2016 amounts include $(25) million and $(59) million, respectively, of our share of taxable equity investees’ cash taxes.

(g)
Amounts include non-cash compensation associated with our restricted stock program. Three and nine months ended September 30, 2017 also include a pension contribution and the noncontrolling interest portion of KML’s book taxes.

(h)
Three and nine month 2017 amounts include $(29) million and $(74) million, respectively, and three and nine month 2016 amounts include $(24) million and $(66) million, respectively, of our share of equity investees’ sustaining capital expenditures.

(i)	Includes restricted stock awards that participate in common share dividends.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except operating statistics)
Revenues(a)	$2,024	$2,050	$6,290	$5,904
Operating expenses	(1,262)	(1,199)	(3,846)	(3,142)
Loss on impairments and divestitures, net(b)	(27)	(78)	(27)	(199)
Earnings from equity investments(b)	134	111	389	273
Loss on impairments of equity investments(b)	—	(350)	—	(356)
Other, net	15	8	40	23
Segment EBDA(b)	884	542	2,846	2,503
Certain items(b)	44	417	6	547
Segment EBDA before certain items	$928	$959	$2,852	$3,050

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(16)	(1)%	$381	6%
Segment EBDA before certain items	$(31)	(3)%	$(198)	(6)%

Natural gas transport volumes (BBtu/d)(c)	28,879	28,144	28,796	28,162
Natural gas sales volumes (BBtu/d)(c)	2,181	2,438	2,329	2,350
Natural gas gathering volumes (BBtu/d)(c)	2,523	2,935	2,635	3,044
Crude/condensate gathering volumes (MBbl/d)(c)	271	270	268	300
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2017 amounts include decreases in revenue of $12 million and increases in revenue of $10 million, respectively, and three and nine month 2016 amounts include decreases in revenue of $2 million and $34 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. Nine month 2016 amount also includes an increase in revenue of $39 million associated with revenue collected on a customer’s early buyout of a long-term natural gas storage contract.

(b)
In addition to the revenue certain items described in footnote (a) above: three and nine month 2017 amounts also include (i) decreases in earnings of $30 million for both periods related to a non-cash impairment loss associated with the Colden storage field; (ii) increases in earnings from our equity investment in EagleHawk of $12 million for both periods related to a customer contract settlement; (iii) decreases in earnings of $7 million and $12 million, respectively, related to early termination of debt at an equity investee; and (iv) decreases in earnings of $7 million and $8 million, respectively, from other certain items. Also, nine month 2017 amount includes an increase in earnings from equity investments of $22 million on the sale of a claim related to the early termination of a long-term natural gas transportation contract of an equity investee as a result of a customer bankruptcy proceeding, and three and nine month 2016 amounts also include (i) a $350 million impairment of our equity investment in MEP; (ii) an $84 million pre-tax loss on the sale of a 50% interest in our SNG natural gas pipeline system; (iii) an increase in earnings of $18 million related to the early termination of a customer contract at an equity investee; and (iv) an increase in earnings of $1 million and a decrease in earnings $17 million, respectively, from other certain items. Nine month 2016 amount also includes decreases in earnings of (i) $106 million of project write-offs; and (ii) $13 million related to an equity investment impairment.

Other

(c)
Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included at our ownership share for the entire period, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2017 and 2016:

Three months ended September 30, 2017 versus Three months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
SNG	$(49)	(62)%	$(85)	(91)%
South Texas Midstream	(18)	(26)%	(21)	(8)%
CIG	(12)	(20)%	(11)	(14)%
Hiland Midstream	(5)	(10)%	29	21%
TGP	23	9%	29	8%
Elba Express	11	50%	13	59%
EPNG	11	10%	6	4%
Texas Intrastate Natural Gas Pipeline Operations	—	—%	12	2%
All others (including eliminations)	8	4%	12	6%
Total Natural Gas Pipelines	$(31)	(3)%	$(16)	(1)%

Nine months ended September 30, 2017 versus Nine months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
SNG	$(206)	(70)%	$(350)	(94)%
South Texas Midstream	(42)	(20)%	(29)	(4)%
CIG	(41)	(20)%	(38)	(14)%
Hiland Midstream	(17)	(11)%	119	31%
TGP	59	7%	67	6%
Elba Express	31	46%	35	52%
EPNG	16	5%	15	3%
Texas Intrastate Natural Gas Pipeline Operations	9	3%	554	29%
All others (including eliminations)	(7)	(1)%	8	1%
Total Natural Gas Pipelines	$(198)	(6)%	$381	6%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2017 and 2016:

•	decreases of $49 million (62%) and $206 million (70%), respectively, from SNG due to our sale of a 50% interest in SNG to The Southern Company on September 1, 2016;

•
decreases of $18 million (26%) and $42 million (20%), respectively, from South Texas Midstream primarily due to lower volumes on commodity based service revenues and residue gas sales, partially offset by higher revenues due to NGL prices, and for the nine month period, higher costs due to index prices;

•
decreases of $12 million (20%) and $41 million (20%), respectively, from CIG primarily due to a decrease in tariff rates effective January 1, 2017 as a result of a rate case settlement entered into in 2016;

•
decreases of $5 million (10%) and $17 million (11%), respectively, from Hiland Midstream primarily due to lower crude oil margins driven by lower crude oil gathering and delivery volumes and higher operating expenses partially offset by higher natural gas margins primarily due to higher NGL prices and renegotiated contracts. The increases in revenues of $29 million and $119 million, respectively, resulted primarily from an increase in natural gas revenue due to higher commodity prices which was largely offset by a corresponding increase in costs of sales;

•
increases of $23 million (9%) and $59 million (7%), respectively, from TGP primarily due to higher firm transportation revenues driven by incremental capacity sales and an expansion project placed in service fourth quarter 2016;

•	increases of $11 million (50%) and $31 million (46%), respectively, from Elba Express primarily due to an expansion project placed in service in December 2016;

•
increases of $11 million (10%) and $16 million (5%), respectively, from EPNG primarily due to higher transportation revenues driven by incremental Permian capacity sales and an increase in volumes due to the ramp up of existing customer volumes associated with an expansion project; and

•
flat and increase of $9 million (3%), respectively, from our Texas intrastate natural gas pipeline operations (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems). The quarter-to-date results were primarily affected by higher park and loan revenues and transportation margins offset by lower storage and sales margins. The year-to-date increase was primarily due to higher transportation margins as a result of higher volumes and higher park and loan revenues partially offset by lower storage and sales margins. The increases in revenues of $12 million and $554 million, respectively, resulted primarily from an increase in sales revenue due to higher commodity prices which was largely offset by a corresponding increase in costs of sales.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except operating statistics)
Revenues(a)	$289	$310	$899	$916
Operating expenses	(102)	(102)	(294)	(302)
Gain (loss) on impairments and divestitures, net(b)	—	—	1	(20)
Earnings from equity investments(b)	10	9	30	14
Segment EBDA(b)	197	217	636	608
Certain items(b)	20	12	23	73
Segment EBDA before certain items	$217	$229	$659	$681

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(13)	(4)%	$(33)	(3)%
Segment EBDA before certain items	$(12)	(5)%	$(22)	(3)%

Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2	1.3	1.2
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.6	0.6	0.6	0.6
SACROC oil production (gross)(MBbl/d)(d)	27.5	28.9	27.7	29.7
SACROC oil production (net)(MBbl/d)(e)	22.9	24.1	23.1	24.8
Yates oil production (gross)(MBbl/d)(d)	17.1	17.9	17.5	18.5
Yates oil production (net)(MBbl/d)(e)	7.6	7.9	7.8	8.2
Katz, Goldsmith and Tall Cotton oil production (gross)(MBbl/d)(d)	8.4	6.9	7.9	6.9
Katz, Goldsmith and Tall Cotton oil production (net)(MBbl/d)(e)	7.1	5.8	6.7	5.8
NGL sales volumes (net)(MBbl/d)(e)	9.6	10.6	9.9	10.3
Realized weighted-average oil price per Bbl(f)	$58.29	$62.12	$58.08	$61.27
Realized weighted-average NGL price per Bbl(g)	$24.79	$18.03	$23.92	$16.42
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2017 amounts include unrealized losses of $20 million and $33 million, respectively, and three and nine month 2016 amounts include unrealized losses of $12 million and $40 million, respectively, related to non-cash mark to market derivative contracts used to hedge forecasted commodity sales. Nine month 2017 amount also includes an increase in revenues of $9 million related to the settlement of a CO2 customer sales contract.

(b)
In addition to the revenue certain items described in footnote (a) above: nine month 2017 amount also includes a $1 million decrease in expense related to source and transportation project write-offs, and nine month 2016 amount also includes a decrease of $12 million in equity earnings for our share of a project write-off recorded by an equity investee and a $21 million increase in expense related to source and transportation project write-offs.
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

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2017 and 2016.

Three months ended September 30, 2017 versus Three months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$—	—%	$(4)	(5)%
Oil and Gas Producing Activities	(12)	(8)%	(11)	(4)%
Intrasegment eliminations	—	—%	2	20%
Total CO2	$(12)	(5)%	$(13)	(4)%

Nine months ended September 30, 2017 versus Nine months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$11	5%	$4	2%
Oil and Gas Producing Activities	(33)	(7)%	(35)	(5)%
Intrasegment eliminations	—	—%	(2)	(7)%
Total CO2	$(22)	(3)%	$(33)	(3)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2017 and 2016:

•
flat and increase of $11 million (5%), respectively, from our Source and Transportation activities. Quarter-to-date results were impacted by lower revenues of $4 million driven by lower volumes of $6 million partially offset by higher contract sales prices of $2 million which were offset by lower operating expenses of $3 million and increased earnings from an equity investee of $1 million. The year-to-date increase was primarily due to higher revenues of $4 million driven by increased volumes of $9 million partially offset by lower contract sales prices of $5 million, $4 million related to increased earnings from an equity investee and lower operating expenses of $3 million; and

•
decreases of $12 million (8%) and $33 million (7%), respectively, from our Oil and Gas Producing activities primarily due to decreased revenues of $11 million and $35 million, respectively, driven by lower volumes of $5 million and $26 million, respectively, and lower commodity prices of $6 million and $9 million, respectively. These decreases were also impacted by an increase of $1 million and a decrease of $2 million, respectively, in operating expenses.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except operating statistics)
Revenues(a)	$485	$484	$1,459	$1,437
Operating expenses	(202)	(194)	(575)	(580)
Gain (loss) on impairments and divestitures, net(b)	22	(4)	16	(21)
Earnings from equity investments	6	6	18	17
Other, net	3	2	7	3
Segment EBDA(b)	314	294	925	856
Certain items(b)	(18)	(1)	(28)	8
Segment EBDA before certain items	$296	$293	$897	$864

Change from prior period	Increase/(Decrease)
Revenues before certain items	$5	1%	$37	3%
Segment EBDA before certain items	$3	1%	$33	4%

Bulk transload tonnage (MMtons)	15.5	15.0	44.4	41.1
Ethanol (MMBbl)	17.8	17.3	51.3	48.9
Liquids leasable capacity (MMBbl)	85.8	84.7	85.8	84.7
Liquids utilization %(c)	93.9%	96.1%	93.9%	96.1%
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2017 amounts include increases in revenue of $2 million and $7 million, respectively, and three and nine month 2016 amounts include increases in revenue of $6 million and $22 million, respectively, from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
In addition to the revenue certain items described in footnote (a) above: three and nine month 2017 amounts also include an increase in earnings of $23 million for both periods primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017; partially offset by decreases in earnings of $7 million for both periods related to hurricane repairs, and nine month 2017 amount also includes (i) decreases in expense of $10 million related to a true-up of accrued dredging costs; (ii) losses of $8 million related to impairments and divestitures, net; and (iii) an increase in earnings of $3 million related to other certain items; and three and nine month 2016 amounts also include increases in expense of $5 million and $10 million, respectively, related to other certain items, and nine month 2016 amount also includes $20 million related to losses on impairments and divestitures, net.

Other

(c)	The ratio of our actual leased capacity to our estimated potential capacity.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2017 and 2016.

Three months ended September 30, 2017 versus Three months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Marine Operations	$13	33%	$21	36%
Gulf Liquids	2	3%	7	8%
Gulf Central	(5)	(20)%	(5)	(14)%
Held for sale operations	(5)	(100)%	(16)	(100)%
All others (including intrasegment eliminations)	(2)	(1)%	(2)	(1)%
Total Terminals	$3	1%	$5	1%

Nine months ended September 30, 2017 versus Nine months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Marine Operations	$34	32%	$55	34%
Gulf Liquids	15	8%	28	11%
Gulf Central	(9)	(11)%	(5)	(5)%
Held for sale operations	(13)	(100)%	(41)	(87)%
All others (including intrasegment eliminations)	6	1%	—	—%
Total Terminals	$33	4%	$37	3%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2017 and 2016:

•
increases of $13 million (33%) and $34 million (32%), respectively, from our Marine Operations related to the incremental earnings from the May 2016, July 2016, September 2016, December 2016, March 2017, June 2017 and July 2017 deliveries of the Jones Act tankers, the Magnolia State, Garden State, Bay State, American Endurance, American Freedom, Palmetto State and American Liberty, respectively, partially offset by decreased charter rates on the Golden State, Pelican State, Sunshine State and Empire State Jones Act tankers;

•
increases of $2 million (3%) and $15 million (8%), respectively, from our Gulf Liquids terminals, primarily related to higher volumes as a result of various expansion projects, including the recently commissioned Kinder Morgan Export Terminal and North Docks terminal, partially offset by lost revenue associated with Hurricane Harvey-related operational disruptions;

•
decreases of $5 million (20%) and $9 million (11%), respectively, from our Gulf Central terminals, primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017 and the subsequent change in accounting treatment of our retained 11% membership interest as well as lost revenue associated with Hurricane Harvey-related operational disruptions; and

•	decreases of $5 million (100%) and $13 million (100%), respectively, from our sale of certain bulk terminal facilities to an affiliate of Watco Companies, LLC in December 2016 and early 2017.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except operating statistics)
Revenues	$412	$419	$1,232	$1,216
Operating expenses(a)	(124)	(138)	(353)	(432)
Loss on impairments and divestitures, net(b)	—	(1)	(1)	(74)
Earnings from equity investments	17	12	40	40
Gain on divestiture of equity investment(c)	—	—	—	12
Other, net	(3)	—	(5)	(1)
Segment EBDA(a)(b)(c)	302	292	913	761
Certain items(a)(b)(c)	—	1	(34)	112
Segment EBDA before certain items	$302	$293	$879	$873

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(7)	(2)%	$16	1%
Segment EBDA before certain items	$9	3%	$6	1%

Gasoline (MMBbl)(d)	98.6	97.4	284.3	280.9
Diesel fuel (MMBbl)	33.4	32.9	94.8	94.7
Jet fuel (MMBbl)	27.5	27.9	81.2	79.0
Total refined product volumes (MMBbl)(e)	159.5	158.2	460.3	454.6
NGL (MMBbl)(e)	10.0	9.9	30.5	28.9
Crude and condensate (MMBbl)(e)	26.6	28.8	88.1	87.6
Total delivery volumes (MMBbl)	196.1	196.9	578.9	571.1
Ethanol (MMBbl)(f)	11.1	10.9	31.7	31.7
_______
Certain items affecting Segment EBDA

(a)
Nine month 2017 amounts include a decrease in expense of $34 million related to a right-of-way settlement, and nine month 2016 amount includes increases in expense of $31 million of rate case liability estimate adjustments associated with prior periods and $20 million related to a legal settlement.

(b)
Three and nine month 2016 amounts include increases in expense of $1 million and $9 million, respectively, of non-cash impairment charges related to the sale of a Transmix facility; and nine month 2016 amount also includes an increase in expense of $64 million related to the Palmetto project write-off.

(c)	Nine month 2016 amount includes $12 million of gains related to the sale of an equity investment.
Other

(d)	Volumes include ethanol pipeline volumes.

(e)	Joint venture throughput is reported at our ownership share.

(f)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2017 and 2016.

Three months ended September 30, 2017 versus Three months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Plantation Pipe Line	$5	36%	$—	—%
Pacific operations	4	5%	4	3%
South East Terminals	4	22%	2	7%
Crude & Condensate Pipeline	(2)	(4)%	(3)	(5)%
Double H pipeline	—	—%	(2)	(11)%
Parkway pipeline	—	—%	(1)	(100)%
All others (including eliminations)	(2)	(2)%	(7)	(4)%
Total Products Pipelines	$9	3%	$(7)	(2)%

Nine months ended September 30, 2017 versus Nine months ended September 30, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Plantation Pipe Line	$2	4%	$—	—%
Pacific operations	3	1%	6	2%
South East Terminals	2	4%	3	3%
Crude & Condensate Pipeline	1	1%	5	3%
Double H pipeline	4	10%	2	4%
Parkway pipeline	(3)	(100)%	(1)	(100)%
All others (including eliminations)	(3)	(1)%	1	—%
Total Products Pipelines	$6	1%	$16	1%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2017 and 2016:

•
increases of $5 million (36%) and $2 million (4%), respectively, from our equity investment in Plantation Pipe Line primarily due to a favorable adjustment made in the third quarter of 2017 to depreciation expense related to a change in depreciation rate partially offset by higher operating costs attributable to a project write-off and higher pipeline environmental costs;

•	increases of $4 million (5%) and $3 million (1%), respectively, from Pacific operations primarily due to higher service revenues driven by an increase in volumes;

•	increases of $4 million (22%) and $2 million (4%), respectively, from South East Terminals primarily due to higher revenues driven by higher volumes and favorable property taxes;

•
decrease of $2 million (4%) and increase of $1 million (1%), respectively, from Kinder Morgan Crude & Condensate Pipeline. The quarter-to-date decrease was primarily due to lower services revenues driven by a decrease in pipeline throughput volumes as a result of lower volumes during Hurricane Harvey. The year-to-date increase was primarily due to favorable product sales impacting margins:

•
flat and increase of $4 million (10%), respectively, from Double H pipeline. The quarter-to-date results were affected by lower service revenues driven by lower volumes offset by a favorable change in physical product gain/loss affecting operating costs. The year-to-date increase was primarily due to higher service revenues driven by higher volumes and a favorable change in physical product gain/loss affecting operating costs; and

•	flat and decrease of $3 million (100%), respectively, from Parkway pipeline due to our sale of our 50% interest in Parkway pipeline to Valero Energy Corp. on July 1, 2016.

Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In millions, except operating statistics)
Revenues	$66	$66	$185	$188
Operating expenses	(24)	(21)	(67)	(60)
Other, net	8	3	18	12
Segment EBDA	$50	$48	$136	$140

Change from prior period	Increase/(Decrease)
Revenues	$—	—%	$(3)	(2)%
Segment EBDA	$2	4%	$(4)	(3)%

Transport volumes (MMBbl)(a)	29.3	30.7	84.4	88.1
_______

(a)	Represents Trans Mountain pipeline system volumes.

For the comparable three and nine month periods of 2017 and 2016, the Kinder Morgan Canada business segment had an increase in Segment EBDA of $2 million (4%) and a decrease in Segment EBDA of $4 million (3%), respectively. The quarter-to-date increase was largely due to currency translation gains due to the strengthening of the Canadian dollar and higher capitalized equity financing costs due to spending on the Trans Mountain expansion project partially offset by timing of operating costs. The year-to-date decrease was primarily due to operating expense timing changes and lower Washington state revenues partially offset by currency translation gains due to the strengthening of the Canadian dollar and higher capitalized equity financing costs due to spending on the Trans Mountain expansion project.

General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended September 30,
	2017	2016	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$164	$163	$1	1%
Certain items(a)	(5)	—	(5)	n/a
General and administrative and corporate charges before certain items(a)	$159	$163	$(4)	(2)%

Interest, net(b)	$459	$472	$(13)	(3)%
Certain items(b)	4	31	(27)	(87)%
Interest, net, before certain items	$463	$503	$(40)	(8)%

Net income attributable to noncontrolling interests	$14	$5	$9	180%
Noncontrolling interests associated with certain items(c)	—	—	—	n/a
Net income attributable to noncontrolling interests before certain items	$14	$5	$9	180%

	Nine Months Ended September 30,
	2017	2016	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$490	$537	$(47)	(9)%
Certain items(a)	(8)	(24)	16	67%
General and administrative and corporate charges before certain items(a)	$482	$513	$(31)	(6)%

Interest, net(b)	$1,387	$1,384	$3	—%
Certain items(b)	21	140	(119)	(85)%
Interest, net, before certain items	$1,408	$1,524	$(116)	(8)%

Net income attributable to noncontrolling interests	$26	$7	$19	271%
Noncontrolling interests associated with certain items(c)	(1)	9	(10)	(111)%
Net income attributable to noncontrolling interests before certain items	$25	$16	$9	56%
_______
n/a - not applicable

Certain items

(a)
Three and nine month 2017 amounts include (i) increases in expense of $1 million and $3 million, respectively, related to certain corporate litigation matters; and (ii) an increase in expense of $4 million and a decrease in expense of $2 million, respectively, related to other certain items. Nine month 2017 amount also includes an increase in expense of $7 million for acquisition and divestiture related costs. Three and nine month 2016 amounts include (i) a decrease in expense of $1 million and an increase in expense of $7 million, respectively, related to certain corporate legal matters; (ii) increases in expense of $1 million and $13 million, respectively, related to severance costs; (iii) increases in expense of $4 million and $12 million, respectively, related to acquisition and divestiture related costs; and (iv) decreases in expense of $4 million and $8 million, respectively, related to other certain items.

(b)
Three and nine month 2017 amounts include (i) decreases in interest expense of $6 million and $35 million, respectively, related to debt fair value adjustments associated with acquisitions; and (ii) increases in interest expense of $2 million and $6 million, respectively, related to non-cash true-ups of our estimates of swap ineffectiveness. Also, nine month 2017 amounts include increases in interest expense of $8 million related to other certain items. Three and nine month 2016 amounts include (i) decreases in interest expense of $47 million and $84 million, respectively, related to debt fair value adjustments associated with acquisitions; and (ii) an increase in interest expense of $16 million and a decrease in interest expense of $56 million, respectively, related to non-cash true-ups of our estimates of swap ineffectiveness.

(c)
Nine month 2017 amount includes a gain of $1 million associated with Terminals segment certain items and disclosed above in “—Terminals.” Nine month 2016 amount includes a loss of $9 million associated with Natural Gas Pipelines segment certain items and disclosed above in “—Natural Gas Pipelines.”

The decreases in general and administrative expenses and corporate charges before certain items of $4 million and $31 million, respectively, for the three and nine months ended September 30, 2017 when compared with the respective prior periods was primarily driven by the sale of a 50% interest in our SNG natural gas pipeline system (effective September 1, 2016) and higher capitalized costs partially offset by higher pension costs. The year-to-date decrease was also impacted by lower state franchise taxes, legal and insurance costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income before certain items for the three and nine months ended September 30, 2017 when compared with the respective prior periods decreased $40 million and $116 million, respectively. The decreases in interest expense were primarily due to lower weighted average debt balances as proceeds from our May 2017 KML IPO and September 2016 sale of a 50% interest in SNG were used to pay down debt, partially offset by a slightly higher overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2017 and December 31, 2016, approximately 27% and 28%, respectively, of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. Net income attributable to noncontrolling interests before certain items for the three and nine months ended September 30, 2017 when compared with the respective prior periods increase by $9 million due to the inclusion of earnings attributable to the public ownership of KML.

Income Taxes

Our tax expense for the three months ended September 30, 2017 was approximately $160 million as compared with $377 million for the same period of 2016. The $217 million decrease in tax expense was primarily due to (i) the 2016 impact of our Regulated Natural Gas Pipeline segment’s $817 million non-tax-deductible goodwill as a result of the sale of a 50% interest in SNG as discussed in Note 8 “Income Taxes” to our consolidated financial statements; (ii) the recognition of an enhanced oil recovery credit as a result of our federal return-to-provision; and (iii) adjustments to our income tax reserve for uncertain tax positions. These decreases were partially offset by (i) an increase in quarter-over-quarter earnings as a result of no asset impairments or project write-offs in 2017; and (ii) tax deductions related to equity compensation.

Our tax expense for the nine months ended September 30, 2017 was approximately $622 million as compared with $744 million for the same period of 2016. The $122 million decrease in tax expense is primarily due to (i) the 2016 impact of our Regulated Natural Gas Pipeline segment’s $817 million non-tax-deductible goodwill as a result of the sale of a 50% interest in SNG; and (ii) the recognition of an enhanced oil recovery credit as a result of our federal return-to-provision; partially offset by an increase in year-over-year earnings as a result of no asset impairments or project write-offs in 2017.

Liquidity and Capital Resources

General

As of September 30, 2017, we had $539 million of “Cash and cash equivalents,” a decrease of $145 million (21%) from December 31, 2016. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

We have consistently generated substantial cash flow from operations, providing a source of funds of $3,307 million and $3,503 million in the first nine months of 2017 and 2016, respectively. The period-to-period decrease is discussed below in “Cash Flows—Operating Activities.” We have primarily relied on cash provided from operations to fund our operations as well as our debt service, capital expenditures and dividend payments.

On June 16, 2017, KML entered into a definitive credit agreement establishing (i) a C$4.0 billion revolving construction facility for the purposes of funding the development, construction and completion of the Trans Mountain expansion project; (ii) a C$1.0 billion revolving contingent credit facility for the purpose of funding, if necessary, additional Trans Mountain expansion project costs (and, subject to the need to fund such additional costs and regulatory approval, meeting the Canadian National Energy Board-mandated liquidity requirements); and (iii) a C$500 million revolving working capital facility, to be used for working capital and other general corporate purposes (collectively, the “Credit Facility”). The KML Credit Facility

has a five year term and is with a syndicate of financial institutions with Royal Bank of Canada as the administrative agent. As of September 30, 2017, KML had a combined C$165 million (USD$132 million) outstanding under its Credit Facility which is included in “Current portion of debt” on our consolidated balance sheet and C$47 million (USD$38 million) in letters of credit. In addition, KML received C$293 million (USD$230 million) of net proceeds from the issuance of preferred shares, Series 1 in August 2017.

We expect to fund KML’s Trans Mountain expansion project capital expenditures through (i) additional borrowings on KML’s Credit Facility; (ii) the additional issuance of KML preferred shares; (iii) the issuance of additional KML restricted voting stock; (iv) the issuance of KML long-term notes payable; and (v) KML’s retained cash flow from operations or a combination of the above. KML established a dividend policy on its restricted voting shares pursuant to which it will pay its quarterly dividend in an amount based on a portion of its distributable cash flow discussed below in “—Noncontrolling interests—KML Restricted Voting Share Dividends below.

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

Short-term Liquidity

As of September 30, 2017, our principal sources of short-term liquidity are (i) our $5.0 billion revolving credit facility and associated $4.0 billion commercial paper program; (ii) the KML Credit Facility (for the purposes described above) and (iii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under ours and the KML respective credit facilities. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2017, our $3,156 million of short-term debt consisted primarily of (i) $132 million outstanding borrowings under the KML C$4.0 billion revolving construction facility; (ii) $60 million outstanding under our $4.0 billion commercial paper program; and (iii) $2,784 million of senior notes that mature in the next year. We intend to refinance our short-term debt through credit facility borrowings, commercial paper borrowings, or by issuing new long-term debt or paying down short-term debt using cash retained from operations. Our short-term debt balance as of December 31, 2016 was $2,696 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,561 million and $2,695 million as of September 30, 2017 and December 31, 2016, respectively.  Our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or partially pay down using retained cash from operations. The overall $866 million (32%) unfavorable change from year-end 2016 was primarily due to a net increase in our current portion of long-term debt and decreases in cash and accounts receivable, net. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2017, and the amount we expect to spend for the remainder of 2017 to sustain and grow our businesses are as follows:

	Nine Months Ended September 30, 2017	2017 Remaining	Total
	(In millions)
Sustaining capital expenditures(a)(c)	$416	$177	$593
KMI Discretionary capital investments(b)(c)(d)(e)	$2,289	$770	$3,059
KML Discretionary capital investments post IPO(c)	$240	$205	$445
_______

(a)
Nine months ended September 30, 2017, 2017 Remaining, and Total 2017 amounts include $74 million, $34 million, and $108 million, respectively, for our proportionate share of sustaining capital expenditures of unconsolidated joint ventures.

(b)
Nine months ended September 30, 2017 is net of $216 million of contributions from certain partners for capital investments at non-wholly owned consolidated subsidiaries offset by $570 million of our contributions to certain unconsolidated joint ventures for capital investments.

(c)	Nine months ended September 30, 2017 includes $286 million of net changes from accrued capital expenditures, contractor retainage, and other.

(d)
Nine months ended September 30, 2017 includes $107 million of capital spent on Canadian projects prior to KML’s May 25, 2017 IPO and excludes KML capital expenditures thereafter as it has the capacity to draw on its construction credit facility to fund its capital expenditures.

(e)
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

Commitments for the purchase of property, plant and equipment as of September 30, 2017 and December 31, 2016 were $857 million and $1,112 million, respectively. The $255 million decrease is primarily related to a reduction in various capital commitments associated with our tankers and our natural gas business segment, partially offset by an increase in capital commitments associated with our Trans Mountain pipeline project.

Cash Flows

Operating Activities

The net decrease of $196 million in cash provided by operating activities for the first nine months of 2017 compared to the respective 2016 period was primarily attributable to:

•
a $148 million decrease in operating cash flow resulting from the combined effects of adjusting the $709 million increase in net income for the period-to-period net decrease in non-cash items including the following: (i) net losses on impairments and divestitures of assets and equity investments (see discussion above in “—Results of Operations”); (ii) change in fair market value of derivative contracts; (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments; and

•
a $48 million decrease associated with net changes in working capital items and non-current assets and liabilities, primarily driven, among other things, by a decrease in cash related to gas in underground storage inventory resulting from an increase in storage injections and price increases, and payments related to certain litigation matters. These decreases were partially offset by an increase in cash due to a $144 million income tax refund received in 2017.

Investing Activities
The $1,439 million net increase in cash used in investing activities for the first nine months of 2017 compared to the respective 2016 period was primarily attributable to:

•	a $1,402 million increase in cash used due to proceeds received in the 2016 period from the sale of a 50% equity interest in SNG;

•	a $242 million increase in cash used for contributions to equity investments primarily due to the contributions we made in 2017 to Utopia Holding LLC, Fayetteville Express Pipeline LLC and SNG;

•
$132 million lower cash proceeds from sales of property, plant and equipment and other net assets, primarily driven by the higher proceeds we received in 2016 from sales of other long-lived assets; and

•
a $122 million increase in capital expenditures primarily due to higher expenditures related to natural gas and Trans Mountain expansion projects, offset in part by lower expenditures in the Terminals segment; partially offset by

•
a $329 million decrease in expenditures for acquisitions of assets and investments, primarily driven by the $324 million portion of the purchase price we paid in the 2016 period for the BP terminals acquisition; and

•
a $94 million increase in cash for distributions received from equity investments in excess of cumulative earnings, primarily driven by the higher distributions from Midcontinent Express Pipeline LLC and Ruby Pipeline Holding Company, L.L.C.

Financing Activities
The net decrease of $1,338 million in cash used in financing activities for the first nine months of 2017 compared to the respective 2016 period was primarily attributable to:

•
a $1,399 million increase in cash due to contributions from noncontrolling interests, primarily reflecting $1,245 million in net proceeds received from the May 2017 KML IPO and $230 million net proceeds received from the KML preferred share issuance in the third quarter of 2017, compared with $84 million of contributions received from BP for its 25% share of a newly formed joint venture in the 2016 period;

•	a $776 million increase in cash resulting from cash held in “Restricted deposits” at September 30, 2016 for an October, 2016 debt repayment; and

•
a $444 million increase in cash resulting from contributions received in the 2017 period from EIG, consisting of $386 million for the sale of a 49% partnership interest in ELC and $58 million as additional contributions for 2017 capital expenditures; partially offset by

•
a $1,268 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2017 period compared to the 2016 period. See Note 3 “Debt” for further information regarding our debt activity.

Dividends and Stock Buyback Program

KMI Common Stock Dividends

We expect to declare common stock dividends of $0.50 per share on our common stock for 2017 ($0.125/quarter).

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2016	$0.125	January 18, 2017	February 1, 2017	February 15, 2017
March 31, 2017	$0.125	April 19, 2017	May 1, 2017	May 15, 2017
June 30, 2017	$0.125	July 19, 2017	July 31, 2017	August 15, 2017
September 30, 2017	$0.125	October 18, 2017	October 31, 2017	November 15, 2017

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

The actual amount of common stock dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2016 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

Our common stock dividends are not cumulative. Consequently, if dividends on our common stock are not paid at the intended levels, our common stockholders are not entitled to receive those payments in the future. Our common stock dividends generally are expected to be paid on or about the 15th day of each February, May, August and November.

KMI Preferred Stock Dividends
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

Period	Total dividend per share for the period	Date of declaration	Date of record	Date of dividend
October 26, 2016 through January 25, 2017	$24.375	October 19, 2016	January 11, 2017	January 26, 2017
January 26, 2017 through April 25, 2017	$24.375	January 18, 2017	April 11, 2017	April 26, 2017
April 26, 2017 through July 25, 2017	$24.375	April 19, 2017	July 11, 2017	July 26, 2017
July 26, 2017 through October 25, 2017	$24.375	July 19, 2017	October 11, 2017	October 26, 2017

The cash dividend of $24.375 per share of our mandatory convertible preferred stock is equivalent to $1.21875 per depository share.

Stock Buyback Program

On July 19, 2017, our board of directors approved a $2 billion share buyback program expected to begin in 2018.

Noncontrolling Interests
KML Restricted Voting Share Dividends
KML established a dividend policy pursuant to which it may pay a quarterly dividend on its restricted voting shares in an amount based on a portion of its distributable cash flow. The payment of dividends is not guaranteed and the amount and timing of any dividends payable will be at the discretion of KML’s board of directors. The actual amount of cash dividends paid to KML’s shareholders, if any, will depend on numerous factors including: (i) KML’s results of operations; (ii) KML’s financial requirements, including the funding of its current and future growth projects; (iii) the amount of distributions paid indirectly by KMC LP to KML through KMC GP, including any contributions from the completion of its growth projects; (iv) the satisfaction by KML and KMC GP of certain liquidity and solvency tests; (v) any agreements relating to KML’s indebtedness or the limited partnership; and (vi) the cost and timely completion of current and future growth projects. KML intends to pay quarterly dividends, if any, on or about the 45th day (or next business day) following the end of each calendar quarter to holders of its restricted voting shares of record as of the close of business on or about the last business day of the month following the end of each calendar quarter.

On August 15, 2017, KML paid a dividend of C$0.0571 per restricted voting share to restricted voting shareholders of record as of the close of business on July 31, 2017 for the quarterly period ended June 30, 2017. This initial dividend was prorated from May 30, 2017, the day KML closed on its IPO, to June 30, 2017 and amounted to approximately C$6 million. Based on a full quarter, the dividend amounted to C$0.1625 per restricted voting share (C$0.65 annualized). KML paid approximately C$4 million of this dividend to restricted voting shareholders in cash, and, under KML’s Dividend Reinvestment Plan (DRIP), 94,003 restricted voting shares were issued in lieu of cash dividends. KML’s DRIP allows holders (excluding holders not resident in Canada) of restricted voting shares to elect to have any or all cash dividends payable to such shareholder automatically reinvested in additional restricted voting shares at a price per share calculated by reference to the volume-weighted average of the closing price of the restricted voting shares on the stock exchange on which the restricted voting shares are then listed for the five trading days immediately preceding the relevant dividend payment date, less a discount of between 0% and 5% (as determined from time to time by KML’s board of directors, in its sole discretion). The market discount for the dividend paid on August 15, 2017 was 3%.

For 2017, KML expects to pay a prorated dividend of C$0.3821 per restricted voting share (or C$0.65 per restricted voting share on an annualized basis).

On October 17, 2017, KML’s board of directors declared a dividend for the quarterly period ended September 30, 2017 of C$0.1625 per restricted voting share, payable on November 15, 2017, to restricted voting shareholders of record as of the close of business on October 31, 2017.

KML Preferred Share Offering

On August 15, 2017, KML completed an offering of 12,000,000 cumulative redeemable minimum rate reset preferred shares, Series 1 (Series 1 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 1 Preferred Share for total gross proceeds of C$300 million (USD $235 million). The net proceeds of C$293 million from the offering were used by KML to indirectly subscribe for preferred units in KMCLP, which in turn were used by KMC LP to repay Credit Facility indebtedness recently incurred to, directly or indirectly, finance the development, construction and completion of the Trans Mountain Expansion project and Base Line Terminal project, and for general corporate purposes.

Dividends on the Series 1 Preferred Shares are fixed, cumulative, preferential and C$1.3125 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding November 15, 2022.

On October 17, 2017, KML’s board of directors declared a cash dividend of C$0.3308 per share of its Series 1 Preferred Shares for the period from and including August 15, 2017 through and including November 14, 2017, which is payable on November 15, 2017 to Series 1 Preferred Shareholders of record as of the close of business on October 31, 2017.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2016, in Item 7A in our 2016 Form 10-K. For more information on our risk management activities, see Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.
As of September 30, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 19, 2017, our board of directors approved a $2 billion common share buyback program expected to begin in 2018.

The warrant repurchase program, dated June 12, 2015, which authorized us to repurchase up to $100 million of warrants, expired along with the warrants on May 25, 2017.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company no longer owns or operates mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended September 30, 2017.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	*	Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10‑Q for the three months ended June 30, 2015 (file No. 001-35081)).

3.2	*	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8‑K, filed October 20, 2017 (File No. 001-35081)).

4.1		Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 3.150% Senior Notes due January 15, 2023.

4.2		Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the Floating Rate Senior Notes due January 15, 2023.

10.1		Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2017.

10.2	*
Credit Agreement, dated June 16, 2017, among Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC and the lenders party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K/A filed August 25, 2017 (File No. 001-35081)) (portions of the exhibit have been omitted pursuant to 17 CFR 240.24b-2 and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iii) our Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; (v) our Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2017 and 2016; and (vi) the notes to our Consolidated Financial Statements.

* Asterisk indicates exhibit incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 20, 2017	By:	/s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)