Form 10-K
period 2017-12-31
KINDER MORGAN, INC.
filed 2018-02-09
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2017 was approximately $36,830,209,065.  As of February 8, 2018, the registrant had 2,206,066,684 Class P shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

Calnev	=	Calnev Pipe Line LLC	KMGP	=	Kinder Morgan G.P., Inc.
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMI	=	Kinder Morgan, Inc. and its majority-owned and/or
Copano	=	Copano Energy, L.L.C.			controlled subsidiaries
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KML	=	Kinder Morgan Canada Limited and its majority-
EagleHawk	=	EagleHawk Field Services LLC			owned and/or controlled subsidiaries
Elba Express	=	Elba Express Company, L.L.C.	KMLP	=	Kinder Morgan Louisiana Pipeline LLC
ELC	=	Elba Liquefaction Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its
EP	=	El Paso Corporation and its majority-owned and			majority-owned and controlled subsidiaries
		controlled subsidiaries	KMR	=	Kinder Morgan Management, LLC
EPB	=	El Paso Pipeline Partners, L.P. and its majority-	MEP	=	Midcontinent Express Pipeline LLC
		owned and controlled subsidiaries	NGPL	=	Natural Gas Pipeline Company of America LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
EPPOC	=	El Paso Pipeline Partners Operating Company,	SFPP	=	SFPP, L.P.
		L.L.C.	SLNG	=	Southern LNG Company, L.L.C.
FEP	=	Fayetteville Express Pipeline LLC	SNG	=	Southern Natural Gas Company, L.L.C.
Hiland	=	Hiland Partners, LP	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	TMEP	=	Trans Mountain Expansion Project
KMCO2	=	Kinder Morgan CO2 Company, L.P.	WIC	=	Wyoming Interstate Company, L.L.C.
KMEP	=	Kinder Morgan Energy Partners, L.P.	WYCO	=	WYCO Development L.L.C.
Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
2017 Tax			IPO	=	Initial Public Offering
Reform	=	The Tax Cuts & Jobs Act of 2017	LIBOR	=	London Interbank Offered Rate
/d	=	per day	LLC	=	limited liability company
AFUDC	=	allowance for funds used during construction	LNG	=	liquefied natural gas
BBtu	=	billion British Thermal Units	MBbl	=	thousand barrels
Bcf	=	billion cubic feet	MDth	=	thousand dekatherms
CERCLA	=	Comprehensive Environmental Response,	MLP	=	master limited partnership
		Compensation and Liability Act	MMBbl	=	million barrels
C$	=	Canadian dollars	MMcf	=	million cubic feet
CO2	=	carbon dioxide or our CO2 business segment	NEB	=	National Energy Board
CPUC	=	California Public Utilities Commission	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
DD&A	=	depreciation, depletion and amortization	NYSE	=	New York Stock Exchange
DGCL	=	General Corporation Law of the state of Delaware	OTC	=	over-the-counter
Dth	=	dekatherms	PHMSA	=	United States Department of Transportation
EBDA	=	earnings before depreciation, depletion and			Pipeline and Hazardous Materials Safety
		amortization expenses, including amortization of			Administration
		excess cost of equity investments	U.S.	=	United States of America
EPA	=	United States Environmental Protection Agency	SEC	=	United States Securities and Exchange
FASB	=	Financial Accounting Standards Board			Commission
FERC	=	Federal Energy Regulatory Commission	TBtu	=	trillion British Thermal Units
FTC	=	Federal Trade Commission	WTI	=	West Texas Intermediate
GAAP	=	United States Generally Accepted Accounting
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

•	interruptions of operations at our facilities due to natural disasters, damage by third-parties, power shortages, strikes, riots, terrorism (including cyber attacks), war or other causes;

•	the uncertainty inherent in estimating future oil, natural gas, and CO2 production or reserves that we may experience;

•	issues, delays or stoppage associated with major expansion projects, including TMEP;

•	regulatory, environmental, political, legal, operational and geological uncertainties that could affect our ability to complete our expansion projects on time and on budget or at all;

•	the timing and success of our business development efforts, including our ability to renew long-term customer contracts at economically attractive rates;

•	the ability of our customers and other counterparties to perform under their contracts with us;

•	competition from other pipelines or other forms of transportation;

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

•	our ability to obtain insurance coverage without significant levels of self-retention of risk;

•	natural disasters, sabotage, terrorism (including cyber attacks) or other similar acts or accidents causing damage to our properties greater than our insurance coverage limits;

•	possible changes in our and our subsidiaries’ credit ratings;

•	conditions in the capital and credit markets, inflation and fluctuations in interest rates;

•	political and economic instability of the oil producing nations of the world;

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

Additional discussion of factors that may affect our forward-looking statements appears elsewhere in this report, including in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk-Energy Commodity Market Risk.”  In addition, there is a general level of uncertainty regarding the extent to which potential positive or negative changes to fiscal, tax and trade policies may impact us and those with whom we do business. It is not possible at this time to predict the extent of any such impact. When considering forward-looking statements, you should keep in mind the factors described in this section and the other sections referenced above. These factors could cause our actual results to differ materially from those contained in any forward-looking statement.  We disclaim any obligation, other than as required by applicable law, and described below under Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments—2018 Outlook,” to update the above list or to announce publicly the result of any revisions to any of our forward-looking statements to reflect future events or developments.

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 85,000 miles of pipelines and 152 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store liquid commodities including petroleum products, ethanol and chemicals, and bulk products, including petroleum coke, steel and coal. We are also a leading producer of CO2, which we and others utilize for enhanced oil recovery projects primarily in the Permian basin. Our common stock trades on the NYSE under the symbol “KMI.”

(a) General Development of Business

Organizational Structure

We are a Delaware corporation and our common stock has been publicly traded since February 2011.

Sale of Approximate 30% Interest in our Canadian Business

On May 30, 2017, our indirectly owned subsidiary, KML, completed an IPO of 102,942,000 restricted voting shares listed on the Toronto Stock Exchange (TSX) at a price to the public of C$17.00 per restricted voting share for total gross proceeds of approximately C$1,750 million. The net proceeds of C$1,677 million (U.S.$1,245 million) from the IPO were used by KML to indirectly acquire from us an approximate 30% interest in a limited partnership that holds our Canadian business, while we retained the remaining 70% interest. We used the proceeds from KML to pay down debt.

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

The portion of the Canadian business operations that we sold to the public on May 30, 2017 represented Canadian assets that are included in our Kinder Morgan Canada, Terminals and Products Pipelines business segments and included the Trans Mountain pipeline system (including related terminaling assets), TMEP, the Puget Sound and Jet Fuel pipeline systems, the Canadian portion of the Cochin pipeline system, the Vancouver Wharves Terminal and the North 40 Terminal; as well as three jointly controlled investments: the Edmonton Rail Terminal, the Alberta Crude Terminal and the Base Line Terminal.

Subsequent to its IPO, KML has obtained a credit facility and completed two preferred share offerings. KMI expects KML to be a self-funding entity and does not anticipate making contributions to fund its growth or specifically to fund the TMEP.

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

Asset or project	Description	Activity	Approx. Capital Scope
Placed in service, acquisitions or divestitures
ELC	Sold 49% interest in ELC to investment funds of EIG Global Energy Partners and formed a joint venture, which includes our remaining 51% interest in ELC.	Completed in February 2017.	n/a
Jones Act Tankers
Purchase of nine new-build, medium-range Jones Act tankers constructed by General Dynamics NASSCO Shipyard (five) and Philly Shipyard, Inc. (four). Each of the 50,000-deadweight-ton, LNG conversion-ready product tankers has a capacity of approximately 330,000 barrels and is contracted under a term charter agreement.
		First tanker delivery took place in December 2015. Four additional tankers were delivered during 2016. The final four tankers were delivered during 2017.	$1.4 billion
Elba Express and SNG Expansion
Expansion project that provides 854,000 Dth/d of incremental natural gas transportation service supporting the needs of customers in Georgia, South Carolina and northern Florida, and also serving ELC. Supported by long-term firm contracts.
		Initial service began in December 2016. As of December 31, 2017, more than 70% of capacity has been placed in service. The remaining work is expected to be completed by November 2018.	$284 million
KM Export Terminal
Brownfield expansion along Houston Ship Channel that adds 12 storage tanks with 1.5 MMBbl of liquids storage capacity, one ship dock, one barge dock and cross-channel pipelines to connect with the KM Galena Park terminal. Supported by a long-term contract with a major ship channel refiner.
		Storage tanks placed in service in January 2017 followed by the terminal’s full marine capabilities, which were commissioned in March 2017.	$246 million
Pit 11 Expansion	Project adds 2 MMBbl of refined products storage at Pasadena terminal along the Houston Ship Channel. Supported by long-term commitments from existing customers.	Placed in service throughout fourth quarter 2017.	$186 million
TGP Susquehanna West
Expansion project that provides 145,000 Dth/d of incremental natural gas transportation capacity from the northeast Marcellus supply basin to points of liquidity. Subscribed under long-term firm transportation contracts.
		Placed in service September 2017.	$126 million
TGP Orion
Expansion project that provides 135,000 Dth/d of incremental firm transportation capacity from the Marcellus supply basin to TGP’s interconnection with Columbia Gas Transmission in Pike County, Pennsylvania. Subscribed under long-term firm transportation contracts.
		Placed in service November 2017.	$104 million
TGP Connecticut Expansion
Expansion project that provides 72,100 Dth/d of incremental firm transportation capacity from Wright, New York to three local distribution companies in Connecticut. Subscribed under long-term firm transportation contracts.
		Placed in service November 2017.	$104 million
TGP Triad Expansion
Expansion project that provides 180,000 Dth/d of incremental firm transportation capacity from the Marcellus supply basin to Invenergy’s Lackawanna Energy Center in Lackawanna County, Pennsylvania. Subscribed under long-term firm transportation contracts.
		Project facilities placed in service November 2017 (customer contracts to begin June 2018).	$57 million
Other Announcements
Natural Gas Pipelines
ELC and SLNG Expansion
Building of new natural gas liquefaction and export facilities at our SLNG natural gas terminal on Elba Island, near Savannah, Ga., with a total capacity of 2.5 million tonnes per year of LNG, equivalent to 357,000 Dth/d of natural gas. Supported by a long-term firm contract with Shell.
		First of 10 liquefaction units expected to be placed in service in mid-2018 with the remainder expected by mid-2019.	$1.2 billion
KMTP Gulf Coast Express Pipeline Project (GCX Project)(a)
New infrastructure joint venture project (KMTP 50%, DCP Midstream, LP 25% and Targa Resources Corp. 25% ownership interest) to provide up to 1.98 Bcf/d of transportation capacity from the Permian Basin to the Agua Dulce, Texas area with 1.76 Bcf/d under long-term contracts. A binding open season for the remaining 220,000 Dth/d of project capacity ends on March 1, 2018.

		Pending regulatory approvals, the project is expected to be placed in service October 2019.	$638 million

Asset or project	Description	Activity	Approx. Capital Scope
TGP Broad Run Expansion
Second of two projects to create a total of 790,000 Dth/d of incremental firm transportation capacity from the southwest Marcellus and Utica supply basins to delivery points in Mississippi and Louisiana. Subscribed under long-term firm transportation contracts.
		Broad Run Expansion (200,000 Dth/d) expected to be placed in service June 2018. Broad Run Flexibility facilities (590,000 Dth/d) were placed in service November 2015.	$453 million
Texas Intrastate Crossover Expansion
Expansion project that provides over 1,000,000 Dth/d of transportation capacity from the Katy Hub, the company’s Houston Central processing plant, and other third party receipt points to serve customers in Texas and Mexico. Phase I is supported by long-term firm transportation contracts of nearly 700,000 Dth/d, including a contract with Comisión Federal de Electricidad. Phase 2, which is supported by long-term firm transportation contracts with Cheniere Energy, Inc. at its Corpus Christi LNG facility and SK E&S LNG, LLC, that will provide service to the Freeport LNG export facility and other domestic markets.
		Phase 1 was placed in service in September 2016. Phase 2 is expected to be placed in service by third quarter 2019.	$307 million
TGP Southwest Louisiana Supply
Expansion project to provide 900,000 Dth/d of incremental firm transportation capacity from multiple supply basins to the Cameron LNG export facility in Cameron Parish, Louisiana. Subscribed under long-term firm transportation contracts.
		Expected in-service date March 2018.	$178 million
TGP Lone Star
Expansion project to provide 300,000 Dth/d of incremental firm transportation capacity from Louisiana receipt points to Cheniere’s Corpus Christi LNG export facility in Jackson County, Texas. Subscribed under long-term firm transportation contracts.
		Expected in-service date July 2019.	$150 million
EPNG South Mainline Expansion (formerly upstream Sierrita)
Expansion project that provides 471,000 Dth/d of firm transportation capacity with a first phase of system improvements to deliver volumes to the Sierrita pipeline and the second phase for incremental deliveries of natural gas to Arizona and California. Subscribed under long-term firm transportation contracts.
		Phase one placed in service October 2014, phase two expected to be in service July 2020.	$134 million
KMLP Magnolia LNG Liquefaction Transport
Expansion project to provide 700,000 Dth/d of incremental firm transportation capacity from various receipt points to the proposed Magnolia LNG export facility in Lake Charles, Louisiana. Subscribed under long-term firm agreements, subject to shipper’s final investment decision.
		In-service date subject to timing of shipper’s final investment decision.	$127 million
KMLP Sabine Pass Expansion
Expansion project to provide 600,000 Dth/d of incremental firm transportation capacity from various receipt points to Cheniere’s Sabine Pass Liquefaction Terminal in Cameron Parish, Louisiana. Subscribed under long-term firm transportation contracts.
		Expected in-service date as early as the first quarter 2019.	$122 million
SNG Fairburn Expansion
Expansion project in Georgia to provide 347,000 Dth/d of incremental long-term firm transportation capacity into the Southeast market, and includes the construction of a new compressor station, 6.5 miles of new pipeline and new meter stations.
		Expected in-service date October 2018.	$119 million
NGPL Gulf Coast Southbound Expansion
Expansion project to provide 460,000 Dth/d of incremental firm transportation capacity from various interstate pipeline interconnects in Illinois, Arkansas and Texas, to points south on NGPL’s pipeline system to serve growing demand in the Gulf Coast area. Subscribed under long-term firm transportation contracts.
		Partially in service April 2017 (75,000 Dth/d). Remaining (385,000 Dth/d) expected to be in service fourth quarter of 2018.	$106 million
Terminals
KM Base Line Terminal development(b)
A 4.8 MMBbl new-build merchant crude oil storage facility in Edmonton, Alberta. Developed as part of a 50-50 joint venture with Keyera Corp. Capital figure includes costs associated with the construction of a pipeline segment funded solely by Kinder Morgan. Subscribed under long-term contracts with an average initial term of 7.5 years.
		Commissioning began in the first quarter of 2018. First four tanks placed in-service in January 2018 with balance expected to be phased into service throughout 2018.	C$398 million
Products Pipelines
Utopia Pipeline
Building of new 267 mile pipeline, supported by a long-term customer contract, to transport ethane and ethane-propane mixtures from the prolific Utica Shale, with an initial design capacity of 50 MBbl/d, expandable to more than 75 MBbl/d.
		Placed in-service January 2018.	$275 million

Asset or project	Description	Activity	Approx. Capital Scope
Kinder Morgan Canada
TMEP(b)	An increase of capacity on our Trans Mountain pipeline system from approximately 300 to 890 MBbl/d, underpinned by long-term take-or-pay contracts.	Received federal government approval in December 2016. In the process of getting permits and other regulatory approval.	C$7.4 billion
_______
n/a - not applicable

(a)	Our share of capital scope is adjusted to reflect the potential exercise of Apache Corp.’s option to purchase 15% equity in the project.

(b)	As of May 31, 2017, these assets are now included in KML and are partially owned by KML’s Restricted Voting Stockholders.

KMI Financings

On August 10, 2017, we issued $1 billion of unsecured senior notes with a fixed rate of 3.15% and $250 million of unsecured senior notes with a floating rate, both due January 2023. The net proceeds from the notes were primarily used to repay all of the $225 million principal amount outstanding of Hiland’s 5.50% senior notes due 2022, plus accrued interest, and to repay the $1 billion term loan facility due 2019.

KML Financings

In addition to proceeds received from KML’s IPO discussed above, on June 16, 2017, KML entered into a definitive credit agreement establishing (i) a C$4.0 billion revolving construction facility for the purposes of funding the development, construction and completion of the TMEP; (ii) a C$1.0 billion revolving contingent credit facility for the purpose of funding, if necessary, additional TMEP costs (and, subject to the need to fund such additional costs and regulatory approval, meeting the Canadian NEB-mandated liquidity requirements); and (iii) a C$500 million revolving working capital facility, to be used for working capital and other general corporate purposes (collectively, the “KML Credit Facility”). The KML Credit Facility has a five year term and is with a syndicate of financial institutions with Royal Bank of Canada as the administrative agent. On January 23, 2018, KML entered into an agreement amending certain terms of the KML Credit Facility to, among other things, provide additional funding certainty with respect to the construction, contingent and working capital facilities. As of December 31, 2017, KML had no amounts outstanding under the KML Credit Facility and C$53 million (U.S.$42 million) in letters of credit.

On August 15, 2017, KML completed an offering of 12,000,000 cumulative redeemable minimum rate reset preferred shares, Series 1 (Series 1 Preferred Shares) on the TSX at a price to the public of $25.00 per Series 1 Preferred Share for total net proceeds of C$293 million (U.S.$230 million) and on December 8, 2017, KML completed an offering of 10,000,000 cumulative redeemable minimum rate reset preferred shares, Series 3 (Series 3 Preferred Shares) on the TSX at a price to the public of $25.00 per Series 3 Preferred Share for total net proceeds of C$243 million (U.S.$189 million).

2018 Outlook

We expect to declare dividends of $0.80 per share for 2018, a 60% increase from the 2017 declared dividends of $0.50 per share, and generate approximately $4.57 billion of DCF. We also expect to invest $2.2 billion on expansion projects and other discretionary spending in 2018, excluding growth capital and discretionary spending by KML, which we expect to continue to be a self-funding entity. As in recent years, our discretionary spending will be funded with excess, internally generated cash flow, with no need to access equity markets during 2018. In addition, our board of directors authorized a $2 billion share buy-back program, and in December 2017 and January 2018 we bought back 27 million Class P shares for $500 million.

We are unable to provide budgeted net income attributable to common stockholders (the GAAP financial measure most directly comparable to DCF) due to the inherent difficulty and impracticality of predicting certain amounts required by GAAP, such as ineffectiveness on commodity, interest rate and foreign currency hedges, unrealized gains and losses on derivatives marked to market, and potential changes in estimates for certain contingent liabilities.

These expectations assume average annual prices for WTI crude oil and Henry Hub natural gas of $56.50 per barrel and $3.00 per MMBtu, respectively, consistent with forward pricing during our 2018 budget process. The vast majority of cash we generate is supported by multi-year fee-based customer arrangements and therefore is not directly exposed to commodity prices. The primary area where we have direct commodity price sensitivity is in our CO2 segment, in which we hedge the majority of the next 12 months of oil and NGL production to minimize this sensitivity. For 2018, we estimate that every $1 change in the average WTI crude oil price from our budget of $56.50 per barrel would impact our DCF by approximately $7 million and each $0.10 per MMBtu change in the average price of natural gas from our budget of $3.00 per MMBtu would impact DCF by approximately $1 million.

In addition, our expectations for 2018 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable to not put undue reliance on any forward-looking statement.  Please read our Item 1A “Risk Factors” below for more information.  Furthermore, we plan to provide updates to our 2018 expectations when we believe previously disclosed expectations no longer have a reasonable basis.

2017 Tax Reform

While the recently enacted 2017 Tax Reform will ultimately be moderately positive for us, the reduced corporate income tax rate caused certain of our deferred-tax assets to be revalued at 21 percent versus 35 percent at the end of 2017.  Although there is no impact to the underlying related deductions, which can continue to be used to offset future taxable income, we took an estimated approximately $1.4 billion non-cash accounting charge in the fourth quarter of 2017.  This charge is our initial estimate and may be refined in the future as permitted by recent guidance from the SEC and FASB. The positive impacts of the law include the reduced corporate income tax rate and the fact that several of our U.S. business units (essentially all but our interstate natural gas pipelines) will be able to deduct 100 percent of their capital expenditures through 2022.  The net impact results in postponing the date when we become a significant federal cash taxpayer by approximately one year, to beyond 2024.

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

•
Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. and portions of Canada that transload and store refined petroleum products, crude oil, chemicals, and ethanol and bulk products, including petroleum coke, steel and coal; and (ii) Jones Act tankers;

•
Products Pipelines—the ownership and operation of refined petroleum products, NGL and crude oil and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, propane, ethane, crude oil and condensate to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; and

•
Kinder Morgan Canada—the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, plus the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport.

Natural Gas Pipelines

Our Natural Gas Pipelines segment includes interstate and intrastate pipelines and our LNG terminals, and includes both FERC regulated and non-FERC regulated assets.

Our primary businesses in this segment consist of transportation, storage, natural gas sales, gathering, processing and treating, and the terminaling of LNG.  Within this segment, are: (i) approximately 46,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 26,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid.  Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Louisiana, Texas, the Midwest, Northeast, Rocky Mountain, Midwest and Southeastern regions. Our LNG storage and regasification terminals also serve natural gas supply areas in the southeast. The following tables summarize our significant Natural Gas Pipelines segment assets, as of December 31, 2017. The Design Capacity represents either transmission, gathering or liquefaction capacity depending on the nature of the asset.

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
Natural Gas Pipelines
TGP	11,750	12.00	106	North to south to Gulf Coast and U.S.-Mexico border, southeast U.S.; Haynesville, Marcellus, Utica, and Eagle Ford shale formations
EPNG/Mojave pipeline system	10,600	5.65	44	Northern New Mexico, Texas, Oklahoma, to California, connects to San Juan, Permian and Anadarko basins
NGPL (50%)	9,100	7.60	288	Chicago and other Midwest markets and all central U.S. supply basins; north to south for LNG and to U.S.-Mexico border
SNG (50%)	6,900	4.16	68	Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee; basins in Texas, Louisiana, Mississippi and Alabama
Florida Gas Transmission (Citrus) (50%)	5,300	3.60	—	Texas to Florida; basins along Louisiana and Texas Gulf Coast, Mobile Bay and offshore Gulf of Mexico
CIG	4,350	5.15	37	Colorado and Wyoming; Rocky Mountains and the Anadarko Basin

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
WIC	850	3.88	—	Wyoming, Colorado and Utah; Overthrust, Piceance, Uinta, Powder River and Green River Basins
Ruby (50%)(a)	680	1.53	—	Wyoming to Oregon with interconnects supplying California and the Pacific Northwest; Rocky Mountain basins
MEP (50%)	510	1.80	—	Oklahoma and north Texas supply basins to interconnects with deliveries to interconnects with Transco, Columbia Gulf and various other pipelines
CPGPL	410	1.20	—	Colorado and Kansas, natural gas basins in the Central Rocky Mountain area
TransColorado Gas	310	0.98	—	Colorado and New Mexico; connects to San Juan, Paradox and Piceance basins
WYCO (50%)	224	1.20	7	Northeast Colorado; interconnects with CIG, WIC, Rockies Express Pipeline, Young Gas Storage and PSCo’s pipeline system
Elba Express	200	0.95	—	Georgia; connects to SNG (Georgia), Transco (Georgia/South Carolina), SLNG (Georgia) and Dominion Energy Carolina Gas Transmission (Georgia)
FEP (50%)	185	2.00	—	Arkansas to Mississippi; connects to NGPL, Trunkline Gas Company, Texas Gas Transmission and ANR Pipeline Company
KMLP	135	2.20	—	sources gas from Cheniere Sabine Pass LNG terminal to interconnects with Columbia Gulf, ANR and various other pipelines
Sierrita Gas Pipeline LLC (35%)	61	0.20	—	near Tucson, Arizona, to the U.S.-Mexico border near Sasabe, Arizona; connects to EPNG and via an international border crossing with a third-party natural gas pipeline in Mexico
Young Gas Storage (48%)	16	—	5.8	Morgan County, Colorado, capacity is committed to CIG and Colorado Springs Utilities
Keystone Gas Storage	15	—	6.4	located in the Permian Basin and near the WAHA natural gas trading hub in West Texas
Gulf LNG Holdings (50%)	5	—	6.6	near Pascagoula, Mississippi; connects to four interstate pipelines and a natural gas processing plant
Bear Creek Storage (75%)	—	—	59	located in Louisiana; provides storage capacity to SNG and TGP
SLNG	—	—	11.5	Georgia; connects to Elba Express, SNG and Dominion Energy Carolina Gas Transmission
ELC (51%)	—	0.35	—	Georgia; expect phased in-service from mid-2018 to mid-2019

Midstream Natural Gas Assets
KM Texas and Tejas pipelines	5,660	7.00	132 [0.54]	Texas Gulf Coast
Mier-Monterrey pipeline	90	0.65	—	Starr County, Texas to Monterrey, Mexico; connect to CENEGAS national system and multiple power plants in Monterrey
KM North Texas pipeline	80	0.33	—	interconnect from NGPL; connects to 1,750-megawatt Forney, Texas, power plant and a 1,000-megawatt Paris, Texas, power plant
Oklahoma
Oklahoma System	3,500.50		[0.14]	Hunton Dewatering, Woodford Shale and Mississippi Lime
Hiland - Midcontinent	620.22		—	Woodford Shale, Anadarko Basin and Arkoma Basin
Cedar Cove (70%)	85	0.03	—	Oklahoma STACK, capacity excludes third-party offloads
South Texas
South Texas System	1,300	1.74	[1.02]	Eagle Ford shale, Woodbine and Eaglebine formations
Webb/Duval gas gathering system (63%)	145	0.15	—	South Texas

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
EagleHawk (25%)	530	1.20	—	South Texas, Eagle Ford shale formation
KM Altamont	1,380	0.08	[0.08]	Utah, Uinta Basin
Red Cedar (49%)	900	0.70	—	La Plata County, Colorado, Ignacio Blanco Field
Rocky Mountain
Fort Union (37%)	310	1.25	—	Powder River Basin (Wyoming)
Bighorn (51%)	290	0.60	—	Powder River Basin (Wyoming)
KinderHawk	510	2.00	—	Northwest Louisiana, Haynesville and Bossier shale formations
North Texas	550	0.14	[0.10]	North Barnett Shale Combo
Endeavor (40%)	101	0.15	—	East Texas, Cotton Valley Sands and Haynesville/ Bossier Shale
Camino Real	70	0.15	—	South Texas, Eagle Ford shale formation
KM Treating	—	—	—	Odessa, Texas, other locations in Tyler and Victoria, Texas
Hiland - Williston	2,030.32		[0.20]	Bakken/Three Forks shale formations (North Dakota/Montana)

Midstream Liquids/Oil/Condensate Pipelines
		(MBbl/d)	(MBbl)
Liberty Pipeline (50%)	87	140	—	Y-grade pipeline from Houston Central complex to the Texas Gulf Coast
South Texas NGL Pipelines	340	115	—	Ethane and propane pipelines from Houston Central complex to the Texas Gulf Coast
Camino Real - Condensate	69	110	60	South Texas, Eagle Ford shale formation
Hiland - Williston - Oil	1,500	282	—	Bakken/Three Forks shale formations (North Dakota/Montana)
EagleHawk - Condensate (25%)	400	220	60	South Texas, Eagle Ford shale formation
_______

(a)
We operate Ruby and own the common interest in Ruby. Pembina Pipeline Corporation (Pembina) owns the remaining interest in Ruby in the form of a convertible preferred interest. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby.

Competition

The market for supply of natural gas is highly competitive, and new pipelines, storage facilities, treating facilities, and facilities for related services are currently being built to serve the growing demand for natural gas in each of the markets served by the pipelines in our Natural Gas Pipelines segment.  Our operations compete with interstate and intrastate pipelines, and their shippers, for connections to new markets and supplies and for transportation, processing and treating services.  We believe the principal elements of competition in our various markets are location, rates, terms of service and flexibility and reliability of service.  From time to time, other projects are proposed that would compete with us. We do not know whether or when any such projects would be built, or the extent of their impact on our operations or profitability.

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

Sales and Transportation Activities

Our principal market for CO2 is for injection into mature oil fields in the Permian Basin. Our ownership of CO2 resources as of December 31, 2017 includes:

	Ownership Interest %	Recoverable CO2 (Bcf)	Compression Capacity (Bcf/d)	Location
Recoverable CO2
McElmo Dome unit	45	4,159	1.5	Colorado
Doe Canyon Deep unit	87	382	0.2	Colorado
Bravo Dome unit(a)	11	285	0.3	New Mexico
_______

(a)	We do not operate this unit.

CO2 Segment Pipelines

The principal market for transportation on our CO2 pipelines is to customers, including ourselves, using CO2 for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain stable for the next several years. The tariffs charged on the Wink crude oil pipeline system are regulated by both the FERC and the Texas Railroad Commission and the Pecos Carbon Dioxide Pipeline’s tariffs are regulated by the Texas Railroad Commission. The tariff charged on the Cortez pipeline is based on a consent decree and the tariffs charged by our other CO2 pipelines are not regulated.

Our ownership of CO2 and crude oil pipelines as of December 31, 2017 includes:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Transport Capacity (Bcf/d)	Supply and Market Region
CO2 pipelines
Cortez pipeline (53%)	569	1.5	McElmo Dome and Doe Canyon source fields to the Denver City, Texas hub
Central Basin pipeline	334	0.7	Cortez, Bravo, Sheep Mountain, Canyon Reef Carriers, and Pecos pipelines
Bravo pipeline (13%)(a)	218	0.4	Bravo Dome to the Denver City, Texas hub
Canyon Reef Carriers pipeline (98%)	163	0.3	McCamey, Texas, to the SACROC, Sharon Ridge, Cogdell and Reinecke units
Centerline CO2 pipeline	113	0.3	between Denver City, Texas and Snyder, Texas
Eastern Shelf CO2 pipeline	98	0.1	between Snyder, Texas and Knox City, Texas
Pecos pipeline (95%)	25	0.1	McCamey, Texas, to Iraan, Texas, delivers to the Yates unit
Goldsmith Landreth (99%)	3	0.2	Goldsmith Landreth San Andres field in the Permian Basin of West Texas
		(Bbls/d)
Crude oil pipeline
Wink pipeline	457	145,000	West Texas to Western Refining’s refinery in El Paso, Texas
_______

(a)	We do not operate Bravo pipeline.

Oil and Gas Producing Activities

Oil Producing Interests

Our ownership interests in oil-producing fields located in the Permian Basin of West Texas include the following:

		KMI Gross
	Working	Developed
	Interest %	Acres
SACROC	97	49,156
Yates	50	9,576
Goldsmith Landreth San Andres	99	6,166
Katz Strawn	99	7,194
Sharon Ridge	14	2,619
Tall Cotton (ROZ)	100	641
MidCross	13	320
Reinecke(a)	—	80
_______

(a)	Working interest less than 1 percent.

The following table sets forth productive wells, service wells and drilling wells in the oil and gas fields in which we owned interests as of December 31, 2017.  The oil and gas producing fields in which we own interests are located in the Permian Basin area of West Texas.  When used with respect to acres or wells, “gross” refers to the total acres or wells in which we have a working interest, and “net” refers to gross acres or wells multiplied, in each case, by the percentage working interest owned by us:

	Productive Wells(a)		Service Wells(b)		Drilling Wells(c)
	Gross	Net	Gross	Net	Gross	Net
Crude Oil	2,327	1,518	1,412	1,088	27	26
Natural Gas	5	2	—	—	—	—
Total Wells	2,332	1,520	1,412	1,088	27	26
_______

(a)	Includes active wells and wells temporarily shut-in. As of December 31, 2017, we did not operate any productive wells with multiple completions.

(b)
Consists of injection, water supply, disposal wells and service wells temporarily shut-in.  A disposal well is used for disposal of salt water into an underground formation; and an injection well is a well drilled in a known oil field in order to inject liquids and/or gases that enhance recovery.

(c)	Consists of development wells in the process of being drilled as of December 31, 2017. A development well is a well drilled in an already discovered oil field.

The following table reflects our wells that were completed in each of the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Productive
Development	108	40	87
Exploratory		3	20
Total Productive	108	43	107
Dry Exploratory	—	—	—
Total Wells	108	43	107
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

The following table reflects the developed and undeveloped oil and gas acreage that we held as of December 31, 2017:

	Gross	Net
Developed Acres	75,752	72,562
Undeveloped Acres	17,282	15,351
Total	93,034	87,913

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

Terminals

Our Terminals segment includes the operations of our refined petroleum product, crude oil, chemical, ethanol and other liquid terminal facilities (other than those included in the Products Pipelines segment) and all of our petroleum coke, steel and coal facilities.  Our terminals are located throughout the U.S. and in portions of Canada.  We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, Terminals’ marine operations include Jones Act qualified product tankers that provide marine transportation of crude oil, condensate and refined petroleum products between U.S. ports. The following summarizes our Terminals segment assets, as of December 31, 2017:

	Number	Capacity (MMBbl)
Liquids terminals	51	87.4
Bulk terminals	35	—
Jones Act tankers	16	5.3

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

Products Pipelines

Our Products Pipelines segment consists of our refined petroleum products, crude oil and condensate, and NGL pipelines and associated terminals, Southeast terminals, our condensate processing facility and our transmix processing facilities. The following summarizes our significant Products Pipelines segment assets we own and operate as of December 31, 2017:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity(MMBbl)	Supply and Market Region
Plantation pipeline (51%)	3,182	—	—	Louisiana to Washington D.C.
West Coast Products Pipelines(b)
Pacific (SFPP)	2,845	13	15.2	six western states
Calnev	566	2	2.0	Colton, CA to Las Vegas, NV; Mojave region
West Coast Terminals	38	7	10.3	Seattle, Portland, San Francisco and Los Angeles areas
Cochin pipeline	1,810	3	1.1	three provinces in Canada and seven states in the U.S.
KM Crude & Condensate pipeline	264	5	2.6	Eagle Ford shale field in South Texas (Dewitt, Karnes, and Gonzales Counties) to the Houston ship channel refining complex
Double H Pipeline	511	—	—	Bakken shale in Montana and North Dakota to Guernsey, Wyoming
Central Florida pipeline	206	2	2.4	Tampa to Orlando
Double Eagle pipeline (50%)	204	2	0.6	Live Oak County, Texas; Corpus Christi, Texas; Karnes County, Texas; and LaSalle County
Cypress pipeline (50%)	104	—	—	Mont Belvieu, Texas to Lake Charles, Louisiana
Southeast Terminals	—	32	10.7	from Mississippi through Virginia, including Tennessee
KM Condensate Processing Facility	—	1	1.9	Houston Ship Channel, Galena Park, Texas
Transmix Operations	—	5	0.6	Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; St. Louis, Missouri; and Greensboro, North Carolina
_______

(a)	The terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.

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

Kinder Morgan Canada

Our Kinder Morgan Canada business segment includes the Trans Mountain pipeline system and a 25-mile Jet Fuel pipeline system. Effective with KML’s May 2017 IPO, the operating assets in our Kinder Morgan Canada segment are included in KML. Operating assets in our Terminals and Products Pipelines segments are also included in KML, in which we retain a controlling interest, and KML and these operating assets are included in our consolidated financial statements.

Trans Mountain Pipeline System

The Trans Mountain pipeline system (TMPL) originates at Edmonton, Alberta and transports crude oil and refined petroleum products to destinations in the interior and on the west coast of British Columbia. The TMPL is 713 miles in length. The capacity of the line at Edmonton ranges from 300 MBbl/d when heavy crude oil represents 20% of the total throughput (which is a historically normal heavy crude oil percentage), to 400 MBbl/d with no heavy crude oil. The TMPL mainline is a common carrier pipeline, providing transportation services under a cost of service model that is negotiated with shippers and regulated by the NEB. Although Trans Mountain takes custody of its shippers’ products, it does not own any of the product it ships. The TMPL system has posted tariff rates that are available to all shippers based on a monthly contract which varies according to the type of product being shipped as well as receipt and delivery points. As such, it provides service to producers, marketers, refineries and terminals who sell or resell products to domestic markets, oil marketers and international shippers moving oil to such places as California, Washington State and Asia.

We also own and operate a connecting pipeline that delivers crude oil to refineries in the state of Washington referred to as the Puget Sound Pipeline System which is regulated by the FERC for tariffs and the U.S. Department of Transportation for safety and integrity.

TMEP

KML continues to move forward with its C$7.4 billion TMEP that upon completion would provide western Canadian crude oil producers with an additional 590 MBbl/d of shipping capacity and tidewater access to the western U.S. (most notably states of Washington, California and Hawaii) and global markets (most notably Asia). TMEP has firm transportation services agreements with 13 companies for a total of 707.5 MBbl/d based on a capacity of 890 MBbl/d (the maximum amount that Trans Mountain anticipated the NEB would authorize).

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—KML—TMEP Construction Progress.”

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

Competition

Although Trans Mountain is the only pipeline carrying crude oil and refined petroleum products from Alberta to the west coast, it is subject to competition resulting from the shipment of oil from the Western Canadian Sedimentary Basis (WCSB) to markets other than the Canadian and U.S. West Coast, including shipments to refineries in Ontario, the U.S. Midwest and the U.S. Gulf Coast. In addition, refineries in Washington State and California, which comprise an important point of sale on the U.S. West Coast, have, in the past, been supplied primarily by crude oil from the Alaska North Slope. As such, there has historically been some competitive pressure on supply originating from the WCSB for sale in the states of Washington and California refinery markets. A further source of competition exists from the transportation of oil to the Canadian West Coast by rail. We expect that such supply and demand conditions in the oil markets served from the Canadian West Coast will continue to impact the long-term value and economics of the TMPL system.

Historically, the Jet Fuel pipeline has transported a significant proportion of the jet fuel used at the Vancouver International Airport. However, the airport also receives jet fuel through other means including trucks and an airport approved, and yet to be constructed, jet fuel barge-receiving terminal near the airport. The Jet Fuel pipeline systems’ supplying refinery was sold in 2017. As a result of that sale, we are unable to predict whether, and to what extent, that refinery will continue to supply jet fuel to the Jet Fuel pipeline. These developments have made it unclear how much jet fuel will continue to be available for shipment to the Vancouver International Airport by way of the Jet Fuel pipeline in the future. We continue to assess our options relating to our Jet Fuel pipeline assets.

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2017, 2016 and 2015, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Our Texas Intrastate Natural Gas Pipeline operations (includes the operations of Kinder Morgan Tejas Pipeline LLC, Kinder Morgan Border Pipeline LLC, Kinder Morgan Texas Pipeline LLC, Kinder Morgan North Texas Pipeline LLC and the Mier-Monterrey Mexico pipeline system) buys and sells significant volumes of natural gas within the state of Texas, and, to a far lesser extent, the CO2 business segment also sells natural gas. Combined, total revenues from the sales of natural gas from the Natural Gas Pipelines and CO2 business segments in 2017, 2016 and 2015 accounted for 22%, 19% and 20%, respectively, of our total consolidated revenues. To the extent possible, we attempt to balance the pricing and timing of our natural gas purchases to our natural gas sales, and these contracts are often settled in terms of an index price for both purchases and sales.

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

•
Order No. 636 (1992) which required interstate natural gas pipelines that perform open-access transportation under blanket certificates to “unbundle” or separate their traditional merchant sales services from their transportation and storage services and to provide comparable transportation and storage services with respect to all natural gas supplies. Natural gas pipelines must now separately state the applicable rates for each unbundled service they provide (i.e., for transportation services and storage services for natural gas);

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

This permit establishes certain restrictive conditions, including without limitation (i) compliance with the general conditions for the provision of natural gas transportation service; (ii) compliance with certain safety measures, contingency plans, maintenance plans and the official standards of Mexico regarding safety; (iii) compliance with the technical and economic specifications of the natural gas transportation system authorized by the Commission; (iv) compliance with certain technical studies established by the Commission; and (v) compliance with a minimum contributed capital not entitled to withdrawal of at least the equivalent of 10% of the investment proposed in the project.

Mexico - National Agency for Industrial Safety and Environmental Protection (ASEA)

ASEA regulates environmental compliance and industrial and operational safety. The Mier-Monterrey Pipeline must satisfy and maintain ASEA’s requirements, including compliance with certain safety measures, contingency plans, maintenance plans and the official standards of Mexico regarding safety, including a Safety Administration Program.

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

The Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 or “PIPES Act of 2016” requires PHMSA, among others, to set minimum safety standards for underground natural gas storage facilities and allows states to go above those standards for intrastate pipelines. In compliance with the PIPES Act of 2016, we have implemented procedures for underground natural gas storage facilities.

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

We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period. We have accrued an environmental reserve in the amount of $279 million as of December 31, 2017. Our aggregate reserve estimate ranges in value from approximately $279 million to approximately $443 million, and we recorded our liability equal to the low end of the range, as we did not identify any amounts within the range as a better estimate of the liability. For additional information related to environmental matters, see Note 17 “Litigation, Environmental and Other Contingencies” to our consolidated financial statements.

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

Beginning in December 2009, EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain greenhouse gases including CO2 and methane. Our facilities are subject to these requirements. Operational and/or regulatory changes could require additional facilities to comply with greenhouse gas emissions reporting and permitting requirements. For example, in August 2016, the EPA rule regarding the “Oil and Natural Gas Sector: Emission Standards for New and Modified Sources,” otherwise known as the Proposed New Source Performance Standard (NSPS) Part OOOOa Rule, became effective. This rule is the first federal rule under the Clean Air Act to regulate methane as a pollutant and impose additional pollution control and work practice requirements on applicable KMI facilities.

On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets interim and final CO2 emission performance rates for power generating units that fire coal, oil or natural gas. The final rule is the focus of legislative discussion in the U.S. Congress and litigation in federal court. On February 10, 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved.  In October 2017, EPA proposed to repeal the Clean Power Plan. The ultimate resolution of the final rule’s validity remains uncertain.  While we do not operate power plants that would be subject to the Clean Power Plan final rule, it remains unclear what effect the final rule, if it comes into force, might have on the anticipated demand for natural gas, including natural gas that we gather, process, store and transport.

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

Because natural gas emits less greenhouse gas emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or EPA regulatory initiatives such as the Clean Power Plan could stimulate demand for natural gas by increasing the relative cost of fuels such as coal and oil.  In addition, we anticipate that greenhouse gas regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment.  However, these positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although we currently cannot predict the magnitude and direction of these impacts, greenhouse gas regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

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

Other

Employees

We employed 10,897 full-time people at December 31, 2017, including approximately 801 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2018 and 2022. We consider relations with our employees to be good.

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

Risks Related to Operating our Business

Our businesses are dependent on the supply of and demand for the products that we handle.

Our pipelines, terminals and other assets and facilities depend in part on continued production of natural gas, oil and other products in the geographic areas that they serve. Our business also depends in part on the levels of demand for oil, natural gas, NGL, refined petroleum products, CO2, coal, steel, chemicals and other products in the geographic areas to which our pipelines, terminals, shipping vessels and other facilities deliver or provide service, and the ability and willingness of our shippers and other customers to supply such demand. Without additions to oil and gas reserves, production will decline over time as reserves are depleted, and production costs may rise. Producers may shut down production at lower product prices or higher production costs, especially where the existing cost of production exceeds other extraction methodologies, such as in the Alberta oil sands. Producers in areas served by us may not be successful in exploring for and developing additional reserves, and our pipelines and related facilities may not be able to maintain existing volumes of throughput. Commodity prices and tax incentives may not remain at levels that encourage producers to explore for and develop additional reserves, produce existing marginal reserves or renew transportation contracts as they expire.

Trends in the business environment, such as declining or sustained low commodity prices, supply disruptions, higher development costs, or high feedstock prices that adversely impact demand, could result in a slowing of supply to our pipelines, terminals and other assets. In addition, changes in the regulatory environment or governmental policies may have an impact on the supply of the products we handle. Each of these factors impacts our customers shipping through our pipelines or using our terminals, which in turn could impact the prospects of new contracts for transportation, terminaling or other midstream services, or renewals of existing contracts.

Implementation of new regulations or changes to existing regulations affecting the energy industry could reduce production of and/or demand for the products we handle, increase our costs and have a material adverse effect on our results of operations and financial condition. We cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce the production of and/or demand for the products we handle.

Expanding our existing assets and constructing new assets is part of our growth strategy. Our ability to begin and complete construction on expansion and new-build projects may be inhibited by difficulties in obtaining, or our inability to obtain, permits and rights-of-way, as well as public opposition, cost overruns, inclement weather and other delays.

We regularly undertake major construction projects to expand our existing assets and to construct new assets. A variety of factors outside of our control, such as difficulties in obtaining permits and rights-of-way or other regulatory approvals, have caused, and may continue to cause, delays in our construction projects. These factors can be exacerbated by public opposition to our projects. Inclement weather, natural disasters and delays in performance by third-party contractors have also resulted in, and may continue to result in, increased costs or delays in construction. Significant cost overruns or delays, or our inability to obtain a required permit or right-of-way, could have a material adverse effect on our return on investment, results of operations and cash flows, and could result in project cancellations or limit our ability to pursue other growth opportunities.

For example, our ability to continue and complete construction on the TMEP may be inhibited, delayed or stopped by a variety of factors (some of which may be outside of our control), including without limitation, inabilities to overcome challenges posed by or related to regulatory approvals by federal, provincial or municipal governments, difficulty in obtaining, or inability to obtain, permits (including those that are required prior to construction such as the permits required under the Species at Risk Act), land agreements, public opposition, blockades, legal and regulatory proceedings (including judicial reviews, injunctions, detailed route hearings and land acquisition processes), delays to ancillary projects that are required for the TMEP (including, with respect to power lines and power supply), increased costs and/or cost overruns and inclement weather or significant weather-related events.

We face competition from other pipelines and terminals, as well as other forms of transportation and storage.

Any current or future pipeline system or other form of transportation (such as barge, rail or truck) that delivers the products we handle into the areas that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities or other factors. Likewise, competing terminals or other storage options may become more attractive to our customers. To the extent that competitors offer the markets we serve with new transportation or storage options, this could result in unused capacity on our pipelines and in our terminals. If pipeline capacity remains unsubscribed, our ability to re-contract for expiring capacity at favorable rates or otherwise retain existing customers could be impaired. We also could experience competition for the supply of the products we handle from both existing and proposed pipeline systems; for example, several pipelines access many of the same areas of supply as our pipeline systems and transport to destinations not served by us.

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
or other key markets become more volatile or deteriorate, we may experience material impacts on our business, financial condition and results of operations.

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

In 2015 and 2016, several of our counterparties defaulted on their obligations to us, and some have filed for bankruptcy protection. For more information regarding the impact to our operating results from customer bankruptcies, see Item 7
“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Earnings Results—Terminals.” We cannot provide any assurance that other financially distressed counterparties will not also default on their obligations to us or file for bankruptcy protection. If a counterparty files for bankruptcy protection, we likely would be unable to collect all, or even a significant portion, of amounts that they owe to us. Additional counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations or cash flows. Furthermore, in the case of financially distressed customers, such events might force such customers to reduce or curtail their future use of our products and services, which could have a material adverse effect on our results of operations, financial condition, and cash flows.

The acquisition of additional businesses and assets is part of our growth strategy. We may experience difficulties integrating new businesses and properties, and we may be unable to achieve the benefits we expect from any future acquisitions.

Part of our business strategy includes acquiring additional businesses and assets. If we do not successfully integrate acquisitions, we may not realize anticipated operating advantages and cost savings. Integration of acquired companies or assets involves a number of risks, including (i) demands on management related to the increase in our size; (ii) the diversion of management’s attention from the management of daily operations; (iii) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls and other systems; and (iv) difficulties in the retention and assimilation of necessary employees.

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

We must obtain and maintain the rights to construct and operate pipelines on other owners’ land, including private landowners, railroads, public utilities and others. While our interstate natural gas pipelines in the U.S. have federal eminent domain authority, the availability of eminent domain authority for our other pipelines varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas, CO2, or crude oil—and the laws of the particular state. We likewise must obtain approval from various governmental entities to construct and operate our pipelines in Canada, particularly for the TMEP. In any case, we must compensate landowners for the use of their property, and in eminent domain actions, such compensation may be determined by a court. If we are unable to obtain rights-of-way on acceptable terms, our ability to complete construction projects on time, on budget, or at all, could be adversely affected. In addition, we are subject to the possibility of increased costs under our right-of-way or rental agreements with landowners, primarily through renewals of expiring agreements and rental increases. If we were to lose these rights, our operations could be disrupted or we could be required to relocate the affected pipelines, which could cause a substantial decrease in our revenues and cash flows and an increase in our costs.

Commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to transportation and storage of the products we handle, such as leaks, releases, explosions, mechanical problems and damage caused by third parties. Additional risks to vessels include adverse sea conditions, capsizing, grounding and navigation errors. These risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution and impairment of operations, any of which also could result in substantial financial losses, negatively impact our reputation and increase public opposition to our expansion or new build projects. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater. Incidents that cause an interruption of service, such as when unrelated third party construction damages a pipeline or a newly completed expansion experiences a weld failure, may negatively impact our revenues and cash flows while the affected asset is temporarily out of service. In addition, losses in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

The volatility of oil, NGL and natural gas prices could adversely affect our CO2 business segment and businesses within our Natural Gas Pipelines and Products Pipelines business segments.

The revenues, cash flows, profitability and future growth of some of our businesses depend to a large degree on prevailing oil, NGL and natural gas prices. Our CO2 business segment (and the carrying value of its oil, NGL and natural gas producing properties) and certain midstream businesses within our Natural Gas Pipelines segment depend to a large degree, and certain businesses within our Product Pipelines segment depend to a lesser degree, on prevailing oil, NGL and natural gas prices. For 2018, we estimate that every $1 change in the average WTI crude oil price per barrel would impact our DCF by approximately $7 million and each $0.10 per MMBtu change in the average price of natural gas would impact DCF by approximately $1 million.

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

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” and Note 14 “Risk Management” to our consolidated financial statements.

A breach of information security or failure of one or more key information technology or operational (IT) systems, or those of third parties, may adversely affect our business, results of operation or harm our business reputation.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. The various uses of these IT systems, networks and services include, but are not limited to, controlling our pipelines and terminals with industrial control systems, collecting and storing information and data, processing transactions, and handling other processing necessary to manage our business.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. A significant failure, compromise, breach or interruption in our systems could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. Efforts by us and our vendors to develop, implement and maintain security measures may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. Although we believe that we have robust information security procedures and other safeguards in place, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate information security vulnerabilities.

Terrorist attacks, including cyber sabotage, or the threat of such attacks, may adversely affect our business or harm our business reputation.

The U.S. government has issued public warnings that indicate that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber sabotage” events. These potential targets might include our pipeline systems, terminals, processing plants or operating systems. The occurrence of a terrorist attack could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, damage to our reputation, increased regulation or litigation or inaccurate information reported from our operations. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition or harm our business reputation.

Hurricanes, earthquakes and other natural disasters could have an adverse effect on our business, financial condition and results of operations.

Some of our pipelines, terminals and other assets are located in, and our shipping vessels operate in, areas that are susceptible to hurricanes, earthquakes and other natural disasters. These natural disasters could potentially damage or destroy our assets and disrupt the supply of the products we transport. In the third quarter of 2017, Hurricane Harvey caused disruptions in our operations and, as of December 31, 2017, we had incurred $27 million in repair costs to our assets near the Texas Gulf Coast. For more information regarding the impact of Hurricane Harvey on our assets and operating results, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Natural disasters can similarly affect the facilities of our customers. In either case, losses could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected, perhaps materially.

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

The increased financial reporting and other obligations of management resulting from KML’s obligations as a public company may divert management’s attention away from other business operations.

KML, in which we own an approximate 70% interest, completed its IPO in Canada in May of 2017. Certain of our officers and directors also serve as officers and directors of KML, and we provide financial reporting support and other services as requested by KML and its controlled affiliates pursuant to a Services Agreement. The increased obligations associated with providing support to KML as a public company may divert our management’s attention from other business concerns and may adversely affect our business, financial condition and results of operations. We are subject to financial reporting and other obligations that place significant demands on our management, administrative, operational, legal, internal audit and accounting resources. The demands on our personnel will be intensified as they comply with the additional obligations applicable to KML.

If we are unable to retain our executive chairman, chief executive officer or other executive officers, our ability to execute our business strategy, including our growth strategy, may be hindered.

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

We are a U.S. dollar reporting company. As a result of the operations of our Kinder Morgan Canada and Terminals business segments, a portion of our consolidated assets, liabilities, revenues, cash flows and expenses are denominated in Canadian dollars. Fluctuations in the exchange rate between U.S. and Canadian dollars could expose us to reductions in the U.S. dollar value of our earnings and cash flows and a reduction in our stockholders’ equity under applicable accounting rules.

Risks Related to Financing Our Business

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2017, we had approximately $36.9 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our consolidated debt, and our ability to meet our consolidated leverage targets, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, many of which are beyond our control. If our consolidated cash flow is not sufficient to service our consolidated debt, and any future indebtedness that we incur, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets or seeking additional equity capital. We may also take such actions to reduce our indebtedness if we determine that our earnings (or consolidated earnings before interest, taxes, depreciation and amortization, or EBITDA, as calculated in accordance with our revolving credit facility) may not be sufficient to meet our consolidated leverage targets, or to comply with consolidated leverage ratios required under certain of our debt agreements. We may not be able to effect any of these actions on satisfactory terms or at all. For more information about our debt, see Note 9 “Debt” to our consolidated financial statements.

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

KML and its subsidiaries are not part of the cross guarantee and are rated separately by credit rating agencies. However, because of our approximate 70% ownership interest in KML, we could be indirectly affected if KML experiences material adverse changes in its credit ratings or access to capital.

Acquisitions and growth capital expenditures may require access to external capital. Limitations on our access to external financing sources could impair our ability to grow.

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

As of December 31, 2017, approximately $10.4 billion of our approximately $36.9 billion of consolidated debt (excluding debt fair value adjustments) was subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. Should interest rates increase, the amount of cash required to service this debt would increase, and our earnings and cash flows could be adversely affected. For more information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk-Interest Rate Risk.”

Our debt instruments may limit our financial flexibility and increase our financing costs.

The instruments governing our debt contain restrictive covenants that may prevent us from engaging in certain transactions that may be beneficial to us. Some of the agreements governing our debt generally require us to comply with various affirmative and negative covenants, including the maintenance of certain financial ratios and restrictions on (i) incurring additional debt; (ii) entering into mergers, consolidations and sales of assets; (iii) granting liens; and (iv) entering into sale-leaseback transactions. The instruments governing any future debt may contain similar or more limiting restrictions. Our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be restricted.

Risks Related to Ownership of Our Capital Stock

The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.

We disclose in this report and elsewhere the expected cash dividends on our common stock and on our preferred stock (or depositary shares). These reflect our current judgment, but as with any estimate, they may be affected by inaccurate assumptions and other risks and uncertainties, many of which are beyond our control. See “Information Regarding Forward-Looking Statements” at the beginning of this report. If we elect to pay dividends at the anticipated level and that action would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to fund our operations, to maintain our leverage metrics or otherwise to address properly our business prospects, our business could be harmed.

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

Our assets and operations are subject to regulation and oversight by federal, state, provincial and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. In addition, a certain degree of regulatory uncertainty is created by the current U.S. presidential administration because it remains unclear specifically what the current administration may do with respect to future policies and regulations that may affect us. Regulation affects almost every part of our business and extends to such matters as (i) federal, state, provincial and local taxation; (ii) rates (which include tax, reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (iii) the types of services we may offer to our customers; (iv) the contracts for service entered into with our customers; (v) the certification and construction of new facilities; (vi) the integrity, safety and security of facilities and operations; (vii) the acquisition of other businesses; (viii) the acquisition, extension, disposition or abandonment of services or facilities; (ix) reporting and information posting requirements; (x) the maintenance of accounts and records; and (xi) relationships with affiliated companies involved in various aspects of the energy businesses.

Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. Furthermore, new laws, regulations or policy changes sometimes arise from unexpected sources. New laws or regulations, unexpected policy changes or interpretations of existing laws or regulations, including the 2017 Tax Reform, applicable to our income, operations, assets or another aspect of our business, could have a material adverse impact on our earnings, cash flow, financial condition and results of operations. For more information, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Regulation.”

The FERC, the CPUC, or the NEB may establish pipeline tariff rates that have a negative impact on us. In addition, the FERC, the CPUC, the NEB, or our customers could initiate proceedings or file complaints challenging the tariff rates charged by our pipelines, which could have an adverse impact on us.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that our costs increase in an amount greater than what we are permitted by the FERC, the CPUC, or the NEB to recover in our rates, or to the extent that there is a lag before we can file for and obtain rate increases, such events can have a negative impact on our operating results.

Our existing rates may also be challenged by complaint. Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on our pipelines have filed complaints with the regulators that seek substantial refunds for alleged overcharges during the years in question and prospective reductions in the tariff rates. Further, the FERC may continue to initiate investigations to determine whether interstate natural gas pipelines have over-collected on rates charged to shippers. We may face challenges, similar to those described in Note 17 “Litigation, Environmental and Other Contingencies” to our consolidated financial statements, to the rates we charge on our pipelines. In addition, following the 2017 Tax Reform, which reduced the corporate tax rate from 35% to 21%, various industry groups have petitioned the FERC to consider action with respect to tax recovery in existing jurisdictional rates. Any successful challenge to our rates could materially adversely affect our future earnings, cash flows and financial condition.

Environmental, health and safety laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to federal, state, provincial and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Oil Pollution Act or analogous state or provincial laws as a result of the presence or release of hydrocarbons and other hazardous substances into or through the environment, and these laws may require response actions and remediation and may impose liability for natural resource and other damages. Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could influence our business, financial position, results of operations and prospects. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, shipping vessels or storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our earnings and cash flows. In addition, emission controls required under the Federal Clean Air Act and other similar federal, state and provincial laws could require significant capital expenditures at our facilities.

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

Further, we cannot ensure that such existing laws and regulations will not be revised or that new laws or regulations will not be adopted or become applicable to us. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects. For more information, see Items 1 and 2 “Business and Properties-(c) Narrative Description of Business—Environmental Matters.”

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

Climate change and related regulation could result in significantly increased operating and capital costs for us and could reduce demand for our products and services.

Various laws and regulations exist or are under development that seek to regulate the emission of greenhouse gases such as methane and CO2, including the EPA programs to control greenhouse gas emissions and state actions to develop statewide or regional programs. Existing EPA regulations require us to report greenhouse gas emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. Proposed approaches to further regulate greenhouse gas emissions include establishing greenhouse gas “cap and trade” programs, increased efficiency standards, and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2 “Business and Properties—(c) Narrative Description of Business-Environmental Matters—Climate Change.”

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

The Dodd-Frank Act requires the CFTC and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the OTC derivatives market and entities that participate in that market. In December 2016, the CFTC re-proposed new rules pursuant to the Dodd-Frank Act that would institute broad new aggregate position limits for OTC swaps and futures and options traded on regulated exchanges. As the law favors exchange trading and clearing, the Dodd-Frank Act also may require us to move certain derivatives transactions to exchanges where no trade credit is provided. The Dodd-Frank Act, related regulations and the reduction in competition due to derivatives industry consolidation have (i) increased the cost of derivative contracts (including those requirements to post collateral, which could adversely affect our available liquidity); (ii) reduced the availability of derivatives to protect against risks we encounter; and (iii) reduced the liquidity of energy related derivatives.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 3.  Legal Proceedings.

See Note 17 “Litigation, Environmental and Other Contingencies” to our consolidated financial statements.

Item 4.  Mine Safety Disclosures.

We no longer own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the year ended December 31, 2017.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class P common stock is listed for trading on the NYSE under the symbol “KMI.” The high and low sale prices per Class P share as reported on the NYSE and the dividends declared per share by period for 2017, 2016 and 2015, are provided below.

	Price Range		Declared Cash Dividends(a)
	Low	High
2017
First Quarter	$20.71	$23.01	$0.125
Second Quarter	18.31	21.92	0.125
Third Quarter	18.23	21.25	0.125
Fourth Quarter	16.68	19.17	0.125
2016
First Quarter	$11.20	$19.32	$0.125
Second Quarter	16.63	19.40	0.125
Third Quarter	17.95	23.20	0.125
Fourth Quarter	19.43	23.36	0.125
2015
First Quarter	$39.45	$42.93	$0.48
Second Quarter	38.33	44.71	0.49
Third Quarter	25.81	38.58	0.51
Fourth Quarter	14.22	32.89	0.125
_______

(a)
Dividend information is for dividends declared with respect to that quarter.  Generally, our declared dividends for our Class P common stock are paid on or about the 15th day of each February, May, August and November.

As of February 8, 2018, we had 11,867 holders of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

For information on our equity compensation plans, see Note 10 “Share-based Compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements.

The warrant repurchase program, dated June 12, 2015, which authorized us to repurchase up to $100 million of warrants, expired along with the warrants on May 25, 2017.
Our Purchases of Our Class P Shares

Period	Total number of securities purchased(a)	Average price paid per security	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
December 1 to December 31, 2017	14,038,121	$17.80	14,038,121	$1,750,009,426

				$1,750,009,426
_______

(a)	On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. After repurchase, the shares are cancelled and no longer outstanding.

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
Five-Year Review Kinder Morgan, Inc. and Subsidiaries

	As of or for the Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Income and Cash Flow Data:
Revenues	$13,705	$13,058	$14,403	$16,226	$14,070
Operating income	3,544	3,572	2,447	4,448	3,990
Earnings from equity investments	578	497	414	406	327
Income from continuing operations	223	721	208	2,443	2,696
Loss from discontinued operations, net of tax	—	—	—	—	(4)
Net income	223	721	208	2,443	2,692
Net income attributable to Kinder Morgan, Inc.	183	708	253	1,026	1,193
Net income available to common stockholders	27	552	227	1,026	1,193
Class P Shares
Basic and Diluted Earnings Per Common Share From Continuing Operations	$0.01	$0.25	$0.10	$0.89	$1.15
Basic Weighted Average Common Shares Outstanding	2,230	2,230	2,187	1,137	1,036
Diluted Weighted Average Common Shares Outstanding	2,230	2,230	2,193	1,137	1,036

Dividends per common share declared for the period(a)	$0.50	$0.50	$1.605	$1.74	$1.60
Dividends per common share paid in the period(a)	0.50	0.50	1.93	1.70	1.56

Balance Sheet Data (at end of period):
Property, plant and equipment, net	$40,155	$38,705	$40,547	$38,564	$35,847
Total assets	79,055	80,305	84,104	83,049	75,071
Long-term debt(b)	34,088	36,205	40,732	38,312	31,910
_______

(a)	Dividends for the fourth quarter of each year are declared and paid during the first quarter of the following year.

(b)
Excludes debt fair value adjustments.  Increases to long-term debt for debt fair value adjustments totaled $927 million, $1,149 million, $1,674 million, $1,785 million and $1,863 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2017, found in Items 1 and 2 “Business and Properties—(a) General Development of Business—Recent Developments;” and (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors.”

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

•
Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. and portions of Canada that transload and store refined petroleum products, crude oil, chemicals, and ethanol and bulk products, including petroleum coke, steel and coal; and (ii) Jones Act tankers;

•
Products Pipelines—the ownership and operation of refined petroleum products, NGL and crude oil and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, propane, ethane, crude oil and condensate to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; and

•
Kinder Morgan Canada—the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, plus the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport.

As an energy infrastructure owner and operator in multiple facets of the various U.S. and Canadian energy industries and markets, we examine a number of variables and factors on a routine basis to evaluate our current performance and our prospects for the future.

With respect to our interstate natural gas pipelines, related storage facilities and LNG terminals, the revenues from these assets are primarily received under contracts with terms that are fixed for various and extended periods of time.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed-fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, the Texas Intrastate Natural Gas Pipeline operations, currently derives approximately 76% of its sales and transport margins from long-term transport and sales contracts.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2017, the remaining weighted average contract life of our natural gas transportation contracts (including intrastate pipelines’ terminal sales portfolio) was approximately six years.

Our midstream assets provide gathering and processing services for natural gas and gathering services for crude oil. These assets are mostly fee-based and the revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into their base components, are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-of-index and keep-whole contracts. Our service contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices.
The CO2 source and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2017, had a remaining average contract life of approximately eight years.  CO2 sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for third-party contracts making deliveries in 2018, and utilizing the average oil price per barrel contained in our 2018 budget, approximately 97% of our revenue is based on a fixed fee or floor price, and 3% fluctuates with the price of oil. In the long-term, our success in this portion of the CO2 business segment is driven by the demand for CO2. However, short-term changes in the demand for CO2 typically do not have a significant impact on us due to the required minimum sales volumes under many of our contracts.  In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  In that regard, our production during any period is an important measure.  In addition, the revenues we receive from our crude oil, NGL and CO2 sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  The realized weighted average crude oil price per barrel, with the hedges allocated to oil, was $58.40 per barrel in 2017, $61.52 per barrel in 2016 and $73.11 per barrel in 2015.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $49.61 per barrel in 2017, $41.36 per barrel in 2016 and $47.56 per barrel in 2015.

 The factors impacting our Terminals business segment generally differ between terminals and tankers and depending on whether the terminal is a liquids or bulk terminal, and in the case of a bulk terminal, the type of product being handled or stored.  Our liquids terminals business generally has long-term contracts that require the customer to pay regardless of whether they use the capacity.  Thus, similar to our natural gas pipeline business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the length of the underlying service contracts (which on average is approximately three years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.  As with our refined petroleum products pipeline transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored.  While we handle and store a large variety of products in our bulk terminals, the primary products are steel, coal and petroleum coke. For the most part, we have contracts for this business that contain minimum volume guarantees and/or service exclusivity arrangements under which customers are required to utilize our terminals for all or a specified percentage of their handling and storage needs.  The profitability of our minimum volume contracts is generally unaffected by short-term variation in economic conditions; however, to the extent we expect volumes above the minimum and/or have contracts which are volume-based we can be sensitive to changing market conditions.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  In addition, weather-related factors such as hurricanes, floods and droughts may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods. In addition to liquid and bulk terminals, we also own Jones Act tankers. As of December 31, 2017, we have sixteen Jones Act qualified tankers that operate in the marine transportation of crude oil, condensate and refined products in the U.S. and are currently operating pursuant to multi-year fixed price charters with major integrated oil companies, major refiners and the U.S. Military Sealift Command.

The profitability of our refined petroleum products pipeline transportation and storage business is generally driven by the volume of refined petroleum products that we transport and the prices we receive for our services. We also have approximately 51 liquids terminals in this business segment that store fuels and offer blending services for ethanol and biofuels. The transportation and storage volume levels are primarily driven by the demand for the refined petroleum products being shipped or stored.  Demand for refined petroleum products tends to track in large measure demographic and economic growth, and with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable.  Because of that, we seek to own refined petroleum products pipelines located in, or that transport to, stable or growing markets and population centers.  The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index.

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

KML

The interest in the Canadian business operations that we sold to the public on May 30, 2017 in KML’s IPO represented an interest in all our operating assets in our Kinder Morgan Canada business segment and our operating Canadian assets in our Terminals and Products Pipelines business segments. These Canadian assets include the Trans Mountain pipeline system (including related terminaling assets), the TMEP, the Puget Sound and Jet Fuel pipeline systems, the Canadian portion of the Cochin pipeline system, the Vancouver Wharves Terminal and the North 40 Terminal; as well as three jointly controlled investments: the Edmonton Rail Terminal, the Alberta Crude Terminal and the Base Line Terminal.

Subsequent to the IPO, we retained control of KML, and as a result, it remains consolidated in our consolidated financial statements. The public ownership of the KML restricted voting shares is reflected within “Noncontrolling interests” in our consolidated statements of stockholders’ equity and consolidated balance sheets. Earnings attributable to the public ownership of KML are presented in “Net income attributable to noncontrolling interests” in our consolidated statements of income for the periods presented after May 30, 2017. KML transacts in and/or uses the Canadian dollar as the functional currency, which affects segment results due to the variability in U.S. - Canadian dollar exchange rates.

Subsequent to its IPO, KML has obtained a credit facility and completed two preferred share offerings. KMI expects KML to be a self-funding entity and does not anticipate making contributions to fund its growth or specifically to fund the TMEP.

TMEP Permitting and Construction Progress

TMEP was approved by Order in Council on December 1, 2016, with 157 conditions. The Province of British Columbia (BC) stated its approval of the TMEP on January 11, 2017, with 37 conditions. Trans Mountain has made filings with the NEB and BC Environment with respect to all of the federal and provincial conditions required prior to general construction. The BC Environmental Assessment Office (EAO) has now released all condition filings required prior to general construction. The NEB has released sufficient approvals for proceeding with the Westridge Terminal and Temporary Infrastructure work phase. Trans Mountain is now in receipt of a number of priority permits from regulatory authorities in Alberta and BC, including access to BC northern interior Crown lands. KML continues to make progress on approvals from the NEB, government of BC and government of Alberta. However, as of the end of 2017, even with this progress, TMEP has yet to obtain numerous provincial and municipal permits and federal condition approvals necessary for construction.

On December 4, 2017, KML announced that, while TMEP had made incremental progress during 2017 on permitting, regulatory condition satisfaction and land access, the scope and pace of the permits and approvals received to date did not allow for significant additional construction to begin at that time. KML also stated that it must have a clear line of sight on the timely conclusion of the permitting and approvals processes before it would commit to full construction spending. Consistent with its primarily permitting strategy and to mitigate risk, KML set its 2018 budget assuming TMEP spend in the first part of 2018 would be focused primarily on advancing the permitting process, rather than spending at full construction levels, until KML has greater clarity on key permits, approvals and judicial reviews. In its January 17, 2018 earnings press release, KML announced a potential unmitigated delay to project completion of one year (to December 2020) primarily due to the time required to file for, process and obtain necessary permits and regulatory approvals. As stated in Trans Mountain's November 14, 2017 motion to the NEB discussed below, "it is critical for Trans Mountain to have certainty that once started, the TMEP can confidently be completed on schedule." The TMEP projected in service date remains subject to change due to risks and uncertainties described in “Information Regarding Forward-Looking Statements,” “Item 1A, Risk Factors,” elsewhere in this Item 7, and in Note 17 to our consolidated financial statements under the heading “TMEP Litigation.” Further, as stated in KML’s January 17, 2018 earnings press release, if TMEP continues to be "faced with unreasonable regulatory risks due to a lack of clear processes to secure necessary permits . . . it may become untenable for Trans Mountain's shareholders . . . to proceed." Trans Mountain continues to proceed in water work at the Westridge Terminal.

On October 26 and November 14, 2017, KML filed motions with the NEB to resolve delays as they relate to the City of Burnaby and to establish a fair, transparent and expedited backstop process for resolving any similar delays in other provincial and municipal permitting processes. On December 7, 2017, the NEB granted KML’s motion in respect to the City of Burnaby and indicated that Trans Mountain is not required to comply with two sections of the city’s bylaws, thereby allowing Trans Mountain to start work at its pipeline terminals subject to other permits or authorizations that may be required. The NEB indicated that it would release its reasons for decision at a later date. On January 18, 2018, the NEB issued its reasons for decision on the Burnaby motion and granted in part Trans Mountain’s motion for a backstop process, establishing a generic process to hear any future motions as they relate to provincial and municipal permitting issues.

Hearings were held in October and November 2017 related to two judicial reviews underway in the BC Supreme Court with respect to the environmental certificate granted to TMEP by the province of BC. Separate judicial reviews pending in the Federal Court of Appeal challenging the process leading to the federal government’s approval of TMEP were heard by the court from October 2 to October 13, 2017. Decisions from the courts are expected in the coming months. KMI is confident that the NEB, the Federal Government, and the BC Government properly assessed and weighed the various scientific and technical evidence through a comprehensive review process, while taking into consideration varying interests on the TMEP. The approvals granted followed many years of engagement and consultation with communities, Aboriginal groups and individuals.

As of the end of the fourth quarter 2017, a cumulative C$930 million has been spent on the TMEP. KML’s estimated total cost for the TMEP is C$7.4 billion (C$6.7 billion excluding capitalized equity financing costs). Construction related delays could result in increases to the estimated total costs; however, because the extent of the delay remains uncertain, KML has not updated its cost estimate at this time.

2017 Tax Reform

While the recently enacted 2017 Tax Reform will ultimately be moderately positive for us, the reduced corporate income tax rate caused certain of our deferred-tax assets to be revalued at 21 percent versus 35 percent at the end of 2017.  Although there is no impact to the underlying related deductions, which can continue to be used to offset future taxable income, we took an estimated approximately $1.4 billion non-cash accounting charge in the fourth quarter of 2017.  This charge is our initial estimate and may be refined in the future as permitted by recent guidance from the SEC and FASB. The positive impacts of the law include the reduced corporate income tax rate and the fact that several of our U.S. business units (essentially all but our interstate natural gas pipelines) will be able to deduct 100 percent of their capital expenditures through 2022.  The net impact results in postponing the date when we become a significant federal cash taxpayer by approximately one year, to beyond 2024.

We continue to assess the impact of the 2017 Tax Reform on our business in order to complete our analysis. Any adjustment to our provisional amount recorded during the year ended December 31, 2017 will be reported in the reporting period in which any such adjustments are determined and may be material in the period in which the adjustments are made. See Note 5 “Income Taxes” to our consolidated financial statements.

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

In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining: (i) revenue recognition and income taxes, (ii) the economic useful lives of our assets and related depletion rates; (iii) the fair values used to (a) assign purchase price from business combinations, (b) determine possible asset and equity investment impairment charges, and (c) calculate the annual goodwill impairment test; (iv) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (v) provisions for uncollectible accounts receivables; and (vi) exposures under contractual indemnifications.

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

Our recording of our environmental accruals often coincides with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our environmental liabilities following routine reviews of potential environmental issues and claims that could impact our assets or operations.  These adjustments may result in increases in environmental expenses and are primarily related to quarterly reviews of potential environmental issues and resulting environmental liability estimates.  In making these liability estimations, we consider the effect of environmental compliance, pending legal actions against us, and potential third party liability claims.  For more information on environmental matters, see PART I, Items 1 and 2 “Business and Properties—(c) Narrative Description of Business—Environmental Matters.” For more information on our environmental disclosures, see Note 17 “Litigation, Environmental and Other Contingencies” to our consolidated financial statements.

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

All of our derivative contracts are recorded at estimated fair value. We utilize published prices, broker quotes, and estimates of market prices to estimate the fair value of these contracts; however, actual amounts could vary materially from estimated fair values as a result of changes in market prices. In addition, changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts. For more information on our hedging activities, see Note 14 “Risk Management” to our consolidated financial statements.

Employee Benefit Plans

We reflect an asset or liability for our pension and other postretirement benefit plans based on their overfunded or underfunded status. As of December 31, 2017, our pension plans were underfunded by $686 million and our other postretirement benefits plans were underfunded by $90 million. Our pension and other postretirement benefit obligations and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the rate at which we expect the compensation of our employees to increase over the plan term, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. We utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic benefit cost (credit) for our pension and other postretirement benefit plans which applies the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The selection of these assumptions is further discussed in Note 10 “Share-based Compensation and Employee Benefits” to our consolidated financial statements.

Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our pension and other postretirement benefits can be, and often are, revised in the future. The income statement impact of the changes in the assumptions on our related benefit obligations are deferred and amortized into income over either the period of expected future service of active participants, or over the expected future lives of inactive plan participants. As of December 31, 2017, we had deferred net losses of approximately $547 million in pretax accumulated other comprehensive loss and noncontrolling interests related to our pension and other postretirement benefits.
The following table shows the impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and other postretirement benefits for the year ended December 31, 2017:

	Pension Benefits		Other Postretirement Benefits
	Net benefit cost (income)	Change in funded status(a)	Net benefit cost (income)	Change in funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(13)	$252	$(1)	$33
Expected return on plan assets	(21)	—	(3)	—
Rate of compensation increase	4	(13)	—	—
Health care cost trends	—	—	3	(24)

One percent decrease in:
Discount rates	15	(299)	1	(38)
Expected return on plan assets	21	—	3	—
Rate of compensation increase	(3)	13	—	—
Health care cost trends	—	—	(3)	21
_______

(a)	Includes amounts deferred as either accumulated other comprehensive income (loss) or as a regulatory asset or liability for certain of our regulated operations.

Income Taxes

Income tax expense is recorded based on an estimate of the effective tax rate in effect or to be in effect during the relevant periods. Changes in tax legislation are included in the relevant computations in the period in which such changes are enacted. We do business in a number of states with differing laws concerning how income subject to each state’s tax structure is measured and at what effective rate such income is taxed. Therefore, we must make estimates of how our income will be apportioned among the various states in order to arrive at an overall effective tax rate. Changes in our effective rate, including any effect on previously recorded deferred taxes, are recorded in the period in which the need for such change is identified.

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance for the amount that is more likely than not to not be realized. While we have considered estimated future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any change in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached.

In determining the deferred income tax asset and liability balances attributable to our investments, we apply an accounting policy that looks through our investments. The application of this policy resulted in no deferred income taxes being provided on the difference between the book and tax basis on the non-tax-deductible goodwill portion of our investments.

Results of Operations

Overview

Our management evaluates our performance primarily using the measures of Segment EBDA and, as discussed below under “—Non-GAAP Measures,” DCF, and Segment EBDA before certain items. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses, interest expense, net, and income taxes. Our general and administrative expenses include such items as employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

In our discussions of the operating results of individual businesses that follow, we generally identify the important fluctuations between periods that are attributable to acquisitions and dispositions separately from those that are attributable to businesses owned in both periods.
Consolidated Earnings Results

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$3,487	$3,211	$3,067
CO2	847	827	658
Terminals	1,224	1,078	878
Products Pipelines	1,231	1,067	1,106
Kinder Morgan Canada	186	181	182
Total segment EBDA(b)	6,975	6,364	5,891
DD&A	(2,261)	(2,209)	(2,309)
Amortization of excess cost of equity investments	(61)	(59)	(51)
General and administrative and corporate charges(c)	(660)	(652)	(708)
Interest, net(d)	(1,832)	(1,806)	(2,051)
Income before income taxes	2,161	1,638	772
Income tax expense(e)	(1,938)	(917)	(564)
Net income	223	721	208
Net (income) loss attributable to noncontrolling interests	(40)	(13)	45
Net income attributable to Kinder Morgan, Inc.	183	708	253
Preferred Stock Dividends	(156)	(156)	(26)
Net Income Available to Common Stockholders	$27	$552	$227
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

Certain items affecting Total Segment EBDA (see “—Non-GAAP Measures” below)

(b)
2017, 2016 and 2015 amounts include decreases in earnings of $384 million, $1,121 million and $1,748 million, respectively, related to the combined net effect of the certain items impacting Total Segment EBDA. The extent to which these items affect each of our business segments is discussed below in the footnotes to the tables within “—Segment Earnings Results.”

(c)
2017, 2016 and 2015 amounts include an increase to expense of $15 million, a decrease to expense of $13 million and an increase to expense of $60 million, respectively, related to the combined net effect of the certain items related to general and administrative and corporate charges disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(d)
2017, 2016 and 2015 amounts include decreases in expense of $39 million, $193 million and $27 million, respectively, related to the combined net effect of the certain items related to interest expense, net disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(e)
2017, 2016 and 2015 amounts include increases in expense of $1,085 million and $18 million and a decrease in expense of $340 million, respectively, related to the combined net effect of the certain items related to income tax expense representing the income tax provision on certain items plus discrete income tax items.

Year Ended December 31, 2017 vs. 2016

The certain item totals reflected in footnotes (b), (c) and (d) to the table above accounted for $555 million of the increase in income before income taxes in 2017 as compared to 2016 (representing the difference between decreases of $360 million and $915 million in income before income taxes for 2017 and 2016, respectively). After giving effect to these certain items, which are discussed in more detail in the discussion that follows, the remaining decrease of $32 million (1%) from the prior year in income before income taxes is primarily attributable to decreased performance from our Natural Gas Pipelines business segment, largely associated with our sale of a 50% interest in SNG to The Southern Company (Southern Company) on September 1, 2016, and increased DD&A expense partially offset by decreased general and administrative expense and decreased interest expense.

Year Ended December 31, 2016 vs. 2015

The certain item totals reflected in footnotes (b), (c) and (d) to the table above accounted for $866 million of the increase in income before income taxes in 2016 as compared to 2015 (representing the difference between decreases of $915 million and $1,781 million in income before income taxes for 2016 and 2015, respectively). After giving effect to these certain items, which are discussed in more detail in the discussion that follows, income before income taxes for 2016 when compared to the prior year was flat. Increased results in our Products Pipelines and Terminals business segments and decreased DD&A expense and interest expense, net, were offset by unfavorable commodity prices affecting our CO2 business segment and decreased results on our Natural Gas Pipelines business segment. The decrease in DD&A was primarily driven by lower DD&A in our CO2 business segment and the decrease in interest expense was due to lower weighted average debt balances, partially offset by a slightly higher overall weighted average interest rate on outstanding debt.

Non-GAAP Financial Measures

Our non-GAAP performance measures are DCF, both in the aggregate and per share, and Segment EBDA before certain items. Certain items, as used to calculate our non-GAAP measures, are items that are required by GAAP to be reflected in net income, but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example certain legal settlements, enactment of new tax legislation and casualty losses).

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

DCF

DCF is calculated by adjusting net income available to common stockholders before certain items for DD&A, total book and cash taxes, sustaining capital expenditures and other items. DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt and preferred stock dividends, paying cash taxes and expending sustaining capital that could be used for discretionary purposes such as common stock dividends, stock repurchases, retirement of debt, or expansion capital expenditures. We believe the GAAP measure most directly comparable to DCF is net income available to common stockholders. A reconciliation of DCF to net income available to common stockholders is provided in the table below. DCF per share is DCF divided by average outstanding shares, including restricted stock awards that participate in dividends.

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

Reconciliation of Net Income Available to Common Stockholders to DCF

	Year Ended December 31,
	2017	2016	2015
	(In millions)
Net Income Available to Common Stockholders	$27	$552	$227
Add/(Subtract):
Certain items before book tax(a)	141	915	1,781
Book tax certain items(b)	(77)	18	(340)
Impact of 2017 Tax Reform(c)	1,381	—	—
Total certain items	1,445	933	1,441

Noncontrolling interest certain items(d)	—	(8)	(63)
Net income available to common stockholders before certain items	1,472	1,477	1,605
Add/(Subtract):
DD&A expense(e)	2,684	2,617	2,683
Total book taxes(f)	957	993	976
Cash taxes(g)	(72)	(79)	(32)
Other items(h)	29	43	32
Sustaining capital expenditures(i)	(588)	(540)	(565)
DCF	$4,482	$4,511	$4,699

Weighted average common shares outstanding for dividends(j)	2,240	2,238	2,200
DCF per common share	$2.00	$2.02	$2.14
Declared dividend per common share	0.500	0.500	1.605
_______

(a)
Consists of certain items summarized in footnotes (b) through (d) to the “—Results of Operations—Consolidated Earnings Results” table included above, and described in more detail below in the footnotes to tables included in both our management’s discussion and analysis of segment results and “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(b)
Represents income tax provision on certain items plus discrete income tax items. For 2017, discrete income tax items include a $36 million federal return-to-provision tax benefit as a result of the recognition of an enhanced oil recovery credit instead of deduction. For 2016, discrete income tax items include a $276 million increase in tax expense primarily due to the impact of the sale of a 50% interest in SNG discussed in Note 5 “Income Taxes” to our consolidated financial statements.

(c)	Amount includes book tax certain items and $219 million pre-tax certain items related to our FERC regulated business. See Note 5 “Income Taxes” to our consolidated financial statements.

(d)	Represents noncontrolling interests share of certain items.

(e)
Includes DD&A, amortization of excess cost of equity investments and our share of certain equity investee’s DD&A, net of the noncontrolling interests’ portion of KML DD&A and consolidating joint venture partners’ share of DD&A of $362 million, $349 million and $323 million in 2017, 2016 and 2015, respectively.

(f)
Excludes book tax certain items of $(1,085) million, $(18) million and $340 million for 2017, 2016 and 2015, respectively. 2017, 2016 and 2015 amounts also include $104 million, $94 million and $72 million, respectively, of our share of taxable equity investee’s book taxes, net of the noncontrolling interests’ portion of KML book taxes.

(g)	Includes our share of taxable equity investee’s cash taxes of $(69) million, $(76) million and $(19) million in 2017, 2016 and 2015, respectively.

(h)	Amounts include non-cash compensation associated with our restricted stock program. 2017 amount also includes a pension contribution.

(i)
Includes our share of (i) certain equity investee’s, (ii) KML’s, and (ii) consolidating subsidiaries’ sustaining capital expenditures of $(107) million, $(90) million and $(70) million in 2017, 2016 and 2015, respectively.

(j)	Includes restricted stock awards that participate in common share dividends and, for 2015, the dilutive effect of warrants, which expired on May 25, 2017 without the issuance of Class P common stock.

Segment Earnings Results

Natural Gas Pipelines

	Year Ended December 31,
	2017	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$8,618	$8,005	$8,725
Operating expenses(b)	(5,457)	(4,393)	(4,738)
Loss on impairment of goodwill(c)	—	—	(1,150)
Loss on impairments and divestitures, net(d)	(27)	(200)	(122)
Other income	1	1	3
Earnings from equity investments(e)	453	385	351
Loss on impairments of equity investments(f)	(150)	(606)	(26)
Other, net(g)	49	19	24
Segment EBDA(a)(b)(c)(d)(e)(f)(g)	3,487	3,211	3,067
Certain items(a)(b)(c)(d)(e)(f)(g)	392	825	1,062
Segment EBDA before certain items	$3,879	$4,036	$4,129

Change from prior period	Increase/(Decrease)
Revenues before certain items	$594	$(477)
Segment EBDA before certain items	$(157)	$(93)

Natural gas transport volumes (BBtu/d)(h)	29,108	28,095	28,196
Natural gas sales volumes (BBtu/d)	2,341	2,335	2,419
Natural gas gathering volumes (BBtu/d)(h)	2,653	2,970	3,540
Crude/condensate gathering volumes (MBbl/d)(h)	273	292	309
_______
Certain items affecting Segment EBDA

(a)
2017 and 2015 amounts include increases in revenues of $8 million and $32 million, respectively, and 2016 amount includes a decrease in revenues of $50 million, all related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. 2016 amount also includes an increase in revenue of $39 million associated with revenue collected on a customer’s early buyout of a long-term natural gas storage contract. 2015 amount also includes an increase in revenues of $200 million associated with amounts collected on the early termination of a long-term natural gas transportation contract on KMLP.

(b)
2017 amount includes a decrease in earnings of (i) $166 million related to the impact of the 2017 Tax Reform; (ii) $3 million related to the non-cash impairment loss associated with the Colden storage field; and (iii) $3 million from other certain items. 2016 and 2015 amounts include a decrease in earnings of $3 million and an increase in earnings of $1 million, respectively, from other certain items.

(c)	2015 decrease in earnings of $1,150 million relates to goodwill impairments on our non-regulated midstream reporting unit.

(d)
2017 amount includes a decrease in earnings of $27 million related to the non-cash impairment loss associated with the Colden storage field. 2016 amount includes (i) a decrease in earnings of $106 million of project write-offs; (ii) an $84 million pre-tax loss on the sale of a 50% interest in our SNG natural gas pipeline system; and (iii) an $11 million decrease in earnings from other certain items. 2015 amount includes (i) $52 million of losses related to divestitures of certain non-regulated midstream assets; (ii) $47 million of losses related to other impairments on our non-regulated midstream assets; and (iii) a $25 million net decrease in earnings related to project write-offs and other certain items.

(e)
2017 amount includes (i) a decrease in earnings of $58 million related to 2017 Tax Reform adjustments recorded by equity investees; (ii) an increase in earnings from an equity investment of $22 million on the sale of a claim related to the early termination of a long-term natural gas transportation contract; (iii) an increase in earnings from an equity investment of $12 million related to a customer contract settlement; (iv) a decrease in earnings of $12 million related to early termination of debt at an equity investee; and (v) a decrease in earnings of $10 million related to a non-cash impairment at an equity investee. 2016 amount includes an increase in earnings of $18 million related to the early termination of a customer contract at an equity investee and a decrease in earnings of $12 million related to other certain items at equity investees. 2015 amount includes an increase in earnings of $5 million related to other certain items at an equity investee.

(f)
2017 amount includes a $150 million non-cash impairment loss related to our investment in FEP. 2016 amount includes $606 million of non-cash impairment losses primarily related to our investments in MEP and Ruby. 2015 amount includes $26 million of non-cash impairment losses primarily associated with our investment in Fort Union Gas Gathering L.L.C.

(g)	2017 and 2016 amounts include decreases in earnings of $5 million and $10 million, respectively, related to certain litigation matters.
Other

(h)
Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included at our ownership share for the entire period, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in both Segment EBDA before certain items and revenues before certain items in 2017 and 2016, when compared with the respective prior year:

Year Ended December 31, 2017 versus Year Ended December 31, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
SNG	$(200)	(62)%	$(356)	(92)%
CIG	(50)	(18)%	(45)	(12)%
South Texas Midstream	(49)	(18)%	10	1%
KinderHawk	(20)	(23)%	(20)	(20)%
Oklahoma Midstream	(11)	(26)%	199	71%
TGP	68	6%	93	6%
Elba Express	40	43%	44	48%
NGPL(a)	22	183%	n/a	n/a
EPNG	18	4%	22	4%
Texas Intrastate Natural Gas Pipeline Operations	13	3%	605	23%
Altamont Midstream	10	27%	32	32%
All others (including eliminations)	2	—%	10	1%
Total Natural Gas Pipelines	$(157)	(4)%	$594	7%
____________
(a) Equity investment

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable years of 2017 and 2016:

•	decrease of $200 million (62%) from SNG primarily due to our sale of a 50% interest in SNG to Southern Company on September 1, 2016;

•	decrease of $50 million (18%) from CIG primarily due to a decrease in tariff rates effective January 1, 2017 as a result of a rate case settlement entered into in 2016;

•
decrease of $49 million (18%) from South Texas Midstream primarily due to lower commodity based service revenues and residue gas sales as a result of lower volumes partially offset by higher NGL sales gross margin primarily due to rising NGL prices;

•	decrease of $20 million (23%) from KinderHawk primarily due to lower volumes;

•
decrease of $11 million (26%) from Oklahoma Midstream primarily due to lower volumes and unfavorable producer mix. Higher revenues of $199 million and associated increase in costs of goods sold were primarily due to higher commodity prices;

•
increase of $68 million (6%) from TGP primarily due to higher firm transportation revenues driven by incremental capacity sales, expansion projects recently placed in service and an increase in operational gas sales, partially offset by an increase in the associated gas cost;

•	increase of $40 million (43%) from Elba Express primarily due to an expansion project placed in service in December 2016;

•
increase of $22 million (183%) from our equity investment in NGPL primarily due to lower interest expense due to a reduction in interest rates due to debt refinancing and the repayment of bank borrowings in 2017;

•
increase of $18 million (4%) from EPNG primarily due to higher transportation revenues driven by incremental Permian capacity sales and an increase in volumes due to the ramp up of existing customer volumes associated with an expansion project partially offset by increased operations and maintenance expense;

•
increase of $13 million (3%) from our Texas intrastate natural gas pipeline operations (including the operations of its Kinder Morgan Tejas, Border, Kinder Morgan Texas, North Texas and Mier-Monterrey Mexico pipeline systems) primarily due to higher transportation margins as a result of higher volumes and higher park and loan revenues partially offset by lower storage and sales margins. The increases in revenues of $605 million resulted primarily from an increase in sales revenue due primarily to higher commodity prices which was largely offset by a corresponding increase in costs of sales; and

•	increase of $10 million (27%) from Altamont Midstream primarily due to higher natural gas and liquids revenues due to higher commodity prices and volumes.

Year Ended December 31, 2016 versus Year Ended December 31, 2015

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
SNG	$(109)	(25)%	$(188)	(33)%
South Texas Midstream	(62)	(18)%	(229)	(18)%
KinderHawk	(48)	(36)%	(51)	(33)%
KMLP	(31)	(135)%	(34)	(100)%
CIG	(27)	(9)%	(31)	(8)%
CPGPL	(22)	(37)%	(23)	(29)%
TransColorado	(15)	(48)%	(16)	(42)%
TGP	171	18%	205	17%
Hiland Midstream	59	42%	152	38%
Texas Intrastate Natural Gas Pipeline Operations	7	2%	(278)	(9)%
All others (including eliminations)	(16)	(1)%	16	1%
Total Natural Gas Pipelines	$(93)	(2)%	$(477)	(6)%
The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable years of 2016 and 2015:

•	decrease of $109 million (25%) from SNG primarily due to our sale of a 50% interest in SNG to Southern Company on September 1, 2016;

•	decrease of $62 million (18%) from South Texas Midstream primarily due to lower volumes and price. Revenue decreased approximately $229 million partially offset by a decrease in costs of sales;

•	decrease of $48 million (36%) from KinderHawk due to lower volumes;

•	decrease of $31 million (135%) from KMLP as a result of a customer contract buyout in the fourth quarter of 2015;

•	decrease of $27 million (9%) from CIG primarily due to a recent rate case settlement and lower firm reservation revenues due to contract expirations and contract renewals at lower rates;

•	decrease of $22 million (37%) from CPGPL primarily due to lower transport revenues as a result of contract expirations;

•	decrease of $15 million (48%) from TransColorado primarily due to lower transport revenues as a result of contract expirations;

•	increase of $171 million (18%) from TGP primarily due to a full year of earnings from expansion projects placed in service during 2015 and favorable 2016 firm transport revenues;

•	increase of $59 million (42%) from Hiland Midstream primarily due to favorable margins on renegotiated contracts, along with results of a full year from our February 2015 Hiland acquisition; and

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

CO2

	Year Ended December 31,
	2017	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$1,196	$1,221	$1,699
Operating expenses	(394)	(399)	(432)
Gain (loss) on impairments and divestitures, net(b)	1	(19)	(606)
Earnings from equity investments(c)	44	24	(3)
Segment EBDA(a)(b)(c)	847	827	658
Certain items(a)(b)(c)	40	92	484
Segment EBDA before certain items	$887	$919	$1,142

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(43)	$(267)
Segment EBDA before certain items	$(32)	$(223)

Southwest Colorado CO2 production (gross) (Bcf/d)(d)	1.3	1.2	1.2
Southwest Colorado CO2 production (net) (Bcf/d)(d)	0.6	0.6	0.6
SACROC oil production (gross)(MBbl/d)(e)	27.9	29.3	33.8
SACROC oil production (net)(MBbl/d)(f)	23.2	24.4	28.1
Yates oil production (gross)(MBbl/d)(e)	17.3	18.4	19.0
Yates oil production (net)(MBbl/d)(f)	7.7	8.2	8.5
Katz, Goldsmith, and Tall Cotton Oil Production - Gross (MBbl/d)(e)	8.1	7.0	5.7
Katz, Goldsmith, and Tall Cotton Oil Production - Net (MBbl/d)(f)	6.9	5.9	4.8
NGL sales volumes (net)(MBbl/d)(f)	9.9	10.3	10.4
Realized weighted-average oil price per Bbl(g)	$58.40	$61.52	$73.11
Realized weighted-average NGL price per Bbl(h)	$25.15	$17.91	$18.35
_______
Certain items affecting Segment EBDA

(a)
2017, 2016 and 2015 amounts include unrealized losses of $54 million and $63 million, and an unrealized gain of $138 million, respectively, related to non-cash mark to market derivative contracts used to hedge forecasted commodity sales. 2017 amount also includes an increase in revenues of $9 million related to the settlement of a CO2 customer sales contract and 2015 amount also includes a favorable adjustment of $10 million related to carried working interest at McElmo Dome.

(b)
2017, 2016 and 2015 amounts include a decrease in expense of $1 million and increases in expense of $20 million and $207 million, respectively, related to source and transportation project write-offs. 2015 amount also includes oil and gas property impairments of $399 million.

(c)
2017, 2016 and 2015 amounts include an increase in equity earnings of $4 million and decreases in equity earnings of $9 million and $26 million, respectively, for our share of a project write-off recorded by an equity investee.

Other

(d)	Includes McElmo Dome and Doe Canyon sales volumes.

(e)
Represents 100% of the production from the field.  We own an approximately 97% working interest in the SACROC unit, an approximately 50% working interest in the Yates unit, an approximately 99% working interest in the Katz unit and a 99% working interest in the Goldsmith Landreth unit and a 100% working interest in the Tall Cotton field.

(f)	Net after royalties and outside working interests.

(g)	Includes all crude oil production properties.

(h)	Includes production attributable to leasehold ownership and production attributable to our ownership in processing plants and third party processing agreements.

Below are the changes in both Segment EBDA before certain items and revenues before certain items in 2017 and 2016, when compared with the respective prior year:

Year Ended December 31, 2017 versus Year Ended December 31, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$2	1%	$(9)	(3)%
Oil and Gas Producing Activities	(34)	(6)%	(33)	(3)%
Intrasegment eliminations	—	—%	(1)	(3)%
Total CO2	$(32)	(3)%	$(43)	(3)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable years of 2017 and 2016:

•
increase of $2 million (1%) from our Source and Transportation activities primarily due to increased earnings from an equity investee of $6 million and lower operating expenses of $5 million partially offset by lower revenues of $9 million driven by lower contract sales prices of $7 million and decreased volumes of $2 million; and

•
decrease of $34 million (6%) from our Oil and Gas Producing activities primarily due to decreased revenues of $33 million driven by lower volumes of $22 million and lower commodity prices of $11 million, and higher operating expenses of $1 million.

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

Terminals

	Year Ended December 31,
	2017	2016	2015
	(In millions, except operating statistics)
Revenues(a)	$1,966	$1,922	$1,879
Operating expenses(b)	(788)	(768)	(836)
Gain (loss) on impairments and divestitures, net(c)	14	(99)	(191)
Other income	—	—	1
Earnings from equity investments(d)	24	35	21
Loss on impairments and divestitures of equity investments, net(e)	—	(16)	(4)
Other, net	8	4	8
Segment EBDA(a)(b)(c)(d)(e)	1,224	1,078	878
Certain items, net(a)(b)(c)(d)(e)	(10)	91	206
Segment EBDA before certain items	$1,214	$1,169	$1,084

Change from prior period	Increase/(Decrease)
Revenues before certain items	$68	$38
Segment EBDA before certain items	$45	$85

Bulk transload tonnage (MMtons)	59.5	54.8	55.6
Ethanol (MMBbl)	68.1	66.7	63.1
Liquids leaseable capacity (MMBbl)	87.9	84.7	78.6
Liquids utilization %(f)	93.6%	94.7%	94.6%
_______
Certain items affecting Segment EBDA

(a)
2017, 2016 and 2015 amounts include increases in revenues of $9 million, $28 million and $23 million, respectively, from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers. 2017 amount also includes a decrease in revenues of $5 million related to other certain items.

(b)
2017 amount includes (i) an increase in expense of $21 million related to hurricane repairs; (ii) a decrease in expense of $10 million related to accrued dredging costs; and (iii) a decrease in expense of $2 million related to other certain items. 2016 amount includes an increase in expense of $3 million related to other certain items. 2015 amount includes a $34 million increase in bad debt expense due to certain coal customers bankruptcies related to revenues recognized in prior years but not yet collected and an increase in expense of $2 million related to other certain items.

(c)
2017 amount includes a gain of $23 million primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017 and losses of $8 million related to other impairments and divestitures, net. 2016 amount includes an expense of $109 million related to various losses on impairments and divestitures, net. 2015 amount includes a $175 million non-cash pre-tax impairment of a terminal facility reflecting the impact of an agreement to adjust certain payment terms under a contract with a coal customer and $14 million related to other losses on impairments and divestitures, net.

(d)
2016 amount includes an increase in earnings of $9 million related to our share of the settlement of a certain litigation matter at an equity investee. 2015 amount includes a decrease in earnings of $4 million related to a non-cash impairment at an equity investee.

(e)	2016 amount includes $16 million related to various losses on impairments and divestitures of equity investments, net.
Other

(f)	The ratio of our actual leased capacity to our estimated capacity.

Below are the changes in both Segment EBDA before certain items and revenues before certain items in 2017 and 2016, when compared with the respective prior year:

Year Ended December 31, 2017 versus Year Ended December 31, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Marine Operations	$42	27%	$72	31%
Gulf Liquids	20	8%	38	11%
Alberta, Canada	8	6%	7	5%
Midwest	7	11%	15	11%
Held for sale operations	(19)	(100)%	(55)	(90)%
Gulf Central	(17)	(16)%	(11)	(8)%
All others (including intrasegment eliminations)	4	1%	2	—%
Total Terminals	$45	4%	$68	4%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable years of 2017 and 2016:

•
increase of $42 million (27%) from our Marine Operations related to the incremental earnings from the May 2016, July 2016, September 2016, December 2016, March 2017, June 2017, July 2017 and December 2017 deliveries of the Jones Act tankers, the Magnolia State, Garden State, Bay State, American Endurance, American Freedom, Palmetto State, American Liberty and American Pride, respectively, partially offset by decreased charter rates on the Golden State, Pelican State, Sunshine State, Empire State and Pennsylvania Jones Act tankers;

•
increase of $20 million (8%) from our Gulf Liquids terminals primarily related to higher volumes as a result of various expansion projects, including the recently commissioned Kinder Morgan Export Terminal and North Docks terminal, partially offset by lost revenue associated with Hurricane Harvey-related operational disruptions;

•
increase of $8 million (6%) from our Alberta, Canada terminals primarily due to escalations in predominantly fixed, take-or-pay terminaling contracts and a true-up in terminal fees in connection with a favorable arbitration ruling;

•	increase of $7 million (11%) from our Midwest terminals primarily driven by increased ethanol throughput revenues in 2017 and a new bulk storage and handling contract entered into fourth quarter 2016;

•	decrease of $19 million (100%) from our sale of certain bulk terminal facilities to an affiliate of Watco Companies, LLC in December 2016 and early 2017; and

•
decrease of $17 million (16%) from our Gulf Central terminals primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017 and the subsequent change in accounting treatment of our retained 11% membership interest as well as lost revenue associated with Hurricane Harvey-related operational disruptions.

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

Products Pipelines

	Year Ended December 31,
	2017	2016	2015
	(In millions, except operating statistics)
Revenues	$1,661	$1,649	$1,831
Operating expenses(a)	(487)	(573)	(772)
Loss on impairments and divestitures, net(b)	—	(76)	—
Other (expense) income	—	—	(2)
Earnings from equity investments(c)	58	53	45
Gain on divestiture of equity investment(d)	—	12	—
Other, net	(1)	2	4
Segment EBDA(a)(b)(c)(d)	1,231	1,067	1,106
Certain items(a)(b)(c)(d)	(38)	113	(4)
Segment EBDA before certain items	$1,193	$1,180	$1,102

Change from prior period	Increase/(Decrease)
Revenues before certain items	$12	$(182)
Segment EBDA before certain items	$13	$78

Gasoline (MBbl/d) (e)	1,038	1,025	1,011
Diesel fuel (MBbl/d)	351	342	354
Jet fuel (MBbl/d)	297	288	282
Total refined product volumes (MBbl/d)(f)	1,686	1,655	1,647
NGL (MBbl/d)(f)	112	109	106
Condensate (MBbl/d)(f)	327	324	273
Total delivery volumes (MBbl/d)	2,125	2,088	2,026
Ethanol (MBbl/d)(g)	117	115	113
_______
Certain items affecting Segment EBDA

(a)
2017 amount includes a decrease in expense of $34 million related to a right-of-way settlement and an increase in expense of $1 million related to hurricane repairs. 2016 amount includes increases in expense of $31 million of rate case liability estimate adjustments associated with prior periods and $20 million related to a legal settlement. 2015 amount includes a $4 million decrease in expense associated with a certain Pacific operations litigation matter.

(b)	2016 amount includes increases in expense of $65 million related to the Palmetto project write-off and $9 million of non-cash impairment charges related to the sale of a Transmix facility.

(c)	2017 amount includes an increase in equity earnings of $5 million related to the impact of the 2017 Tax Reform at an equity investee.

(d)	2016 amount includes a $12 million gain related to the sale of an equity investment.
Other

(e)	Volumes include ethanol pipeline volumes.

(f)	Joint Venture throughput is reported at our ownership share.

(g)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Below are the changes in both Segment EBDA before certain items and revenues before certain items in 2017 and 2016, when compared with the respective prior year:

Year Ended December 31, 2017 versus Year Ended December 31, 2016

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Pacific operations	$5	1%	$11	2%
South East Terminals	4	5%	6	5%
Calnev	3	6%	2	3%
Double Eagle	3	30%	2	40%
Transmix	1	3%	(14)	(6)%
Parkway	(3)	(100)%	(1)	(100)%
All others (including eliminations)	—	—%	6	1%
Total Products Pipelines	$13	1%	$12	1%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable years of 2017 and 2016:

•
increase of $5 million (1%) from Pacific operations primarily due to higher service revenues driven by an increase in volumes partially offset by a volume driven increase in power costs and an increase in right-of-way expense;

•	increase of $4 million (5%) from our South East Terminals primarily due to higher revenues driven by higher volumes as a result of capital expansion projects being placed in service during 2017;

•	increase of $3 million (6%) from Calnev primarily due to higher service revenues driven by higher volumes and a decrease in expense related to the reduction of a rate reserve;

•	increase of $3 million (30%) from Double Eagle primarily due to higher revenues driven by higher volumes and price;

•
increase of $1 million (3%) from our Transmix processing operations. The decrease in revenues of $14 million and associated decrease in costs of goods sold were driven by lower sales volumes primarily due to the sale of our Indianola plant in August 2016 and lower brokered sales at the Dorsey plant due to an expired contract in May 2017; and

•	decrease of $3 million (100%) from Parkway pipeline due to our sale of our 50% interest in Parkway pipeline on July 1, 2016.

Year Ended December 31, 2016 versus Year Ended December 31, 2015

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Crude & Condensate Pipeline	$37	20%	$36	18%
KMCC - Splitter	20	53%	30	71%
Double H pipeline	15	34%	22	39%
Plantation Pipe Line	9	17%	1	5%
Transmix	8	26%	(286)	(57)%
Cochin	(13)	(11)%	3	2%
All others (including eliminations)	2	—%	12	1%
Total Products Pipelines	$78	7%	$(182)	(10)%

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

•	decrease of $13 million (11%) from Cochin primarily due to higher pipeline integrity costs.

Kinder Morgan Canada

	Year Ended December 31,
	2017	2016	2015
	(In millions, except operating statistics)
Revenues	$256	$253	$260
Operating expenses	(95)	(87)	(87)
Other income	—	—	1
Other, net	25	15	8
Segment EBDA	$186	$181	$182

Change from prior period	Increase/(Decrease)
Revenues	$3	$(7)
Segment EBDA	$5	$(1)

Transport volumes (MBbl/d)(a)	308	316	316
______

(a)	Represents Trans Mountain pipeline system volumes.

For the comparable years of 2017 and 2016, the Kinder Morgan Canada business segment had an increase in Segment EBDA of $5 million (3%) and an increase in revenues of $3 million (1%) primarily due to (i) higher capitalized equity financing costs due to spending on the TMEP; (ii) currency translation gains due to the strengthening of the Canadian dollar; and (iii) higher incentive revenues partly offset by lower state of Washington volumes and operating expense timing changes.

For the comparable years of 2016 and 2015, the Kinder Morgan Canada business segment had a decrease in Segment EBDA of $1 million (1%) and a decrease in revenues of $7 million (3%).

General and Administrative, Interest, Corporate and Noncontrolling Interests

	Year Ended December 31,
	2017	2016	2015
	(In millions)
General and administrative and corporate charges(a)	$660	$652	$708
Certain items(a)	(15)	13	(60)
General and administrative and corporate charges before certain items	$645	$665	$648

Interest, net(b)	$1,832	$1,806	$2,051
Certain items(b)	39	193	27
Interest, net, before certain items	$1,871	$1,999	$2,078

Net income (loss) attributable to noncontrolling interests(c)	$40	$13	$(45)
Noncontrolling interests associated with certain items(c)	—	8	63
Net income attributable to noncontrolling interests before certain items	$40	$21	$18
_______
Certain items

(a)
2017 amount includes (i) an increase in expense of $10 million for acquisition and divestiture related costs; (ii) an increase in expense of $4 million related to certain corporate litigation matters; (iii) an increase in expense of $5 million related to a pension settlement; and (iv) decrease in expense of $4 million related to other certain items. 2016 amount includes increases in expense of (i) $14 million related to severance costs; and (ii) $12 million related to acquisition and divestiture costs; offset by decreases in expense of (i) $34 million related to certain corporate litigation matters; and (ii) $5 million related to other certain items. 2015 amount includes increases in expense of (i) $71 million related to certain corporate legal matters; (ii) $15 million related to costs associated with acquisitions; and (iii) $9 million associated with other certain items; offset by a decrease in expense of $35 million related to pension credit income.

(b)
2017, 2016 and 2015 amounts include (i) decreases in interest expense of $44 million, $115 million and $71 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) decreases of $3 million and $44 million and an increase of $23 million, respectively, in interest expense primarily related to non-cash true-ups of our estimates of swap ineffectiveness. 2017 amount also includes an $8 million increase in interest expense related to other certain items. 2016 and 2015 amounts also include a $34 million decrease and a $21 million increase, respectively, in interest expense related to certain litigation matters.

(c)
Amounts reflect the noncontrolling interest portion of certain items including (i) a $49 million loss for 2015 associated with Terminals segment certain items and disclosed above in “—Terminals” and (ii) an $8 million loss for 2016 and a $14 million loss for 2015 associated with Natural Gas Pipelines segment certain items and disclosed above in “—Natural Gas Pipelines.”

General and administrative expenses and corporate charges before certain items decreased $20 million in 2017 and increased $17 million in 2016 when compared with the respective prior year. The decrease in 2017 as compared to 2016 was primarily driven by the sale of a 50% interest in our SNG natural gas pipeline system (effective September 1, 2016), higher capitalized costs, lower state franchise taxes, legal and insurance costs, partially offset by higher labor accruals and pension costs. The increase in 2016 as compared to 2015 was primarily driven by higher benefit costs, higher corporate charges and lower capitalized costs partially offset by lower labor, outside services and insurance costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income before certain items, decreased $128 million in 2017 and $79 million in 2016, respectively, when compared with the respective prior year. The decrease in interest expense in 2017 as compared to 2016 was primarily due to lower weighted average debt balances as proceeds from the May 2017 KML IPO and our September 2016 sale of a 50% interest in SNG were used to pay down debt, partially offset by a slightly higher overall weighted average interest rate on our outstanding debt. The decrease in interest expense in 2016 as compared to 2015 was primarily due to lower weighted average debt balances, partially offset by a slightly higher overall weighted average interest rate on our outstanding debt.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of both December 31, 2017 and 2016, approximately 28% of our debt balances (excluding debt fair value adjustments) were subject to variable interest rates-either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 14 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not held by us.  Net income attributable to noncontrolling interests before certain items for 2017 as compared to 2016 increased $19 million (90%) due to the May 30, 2017 sale of approximately 30% of our Canadian business operations to the public in the KML IPO. The portion of our Canadian business operations net income attributable to the public is now reflected in “Net income attributable to noncontrolling interests.” Net income attributable to noncontrolling interests before certain items for 2016 as compared to 2015 increased $3 million (17%).

Income Taxes

Year Ended December 31, 2017 versus Year Ended December 31, 2016

Our tax expense for the year ended December 31, 2017 is approximately $1,938 million, as compared with 2016 tax expense of $917 million.  The $1,021 million increase in tax expense is primarily due to (i) an increase in year-over-year earnings as a result of fewer asset impairments and project write-offs in 2017 and (ii) higher tax expense as a result of the 2017 Tax Reform. These increases are partially offset by (i) the 2016 impact of our Regulated Natural Gas Pipeline segment’s $817 million non-tax-deductible goodwill as a result of the sale of a 50% interest in SNG; and (ii) the recognition of enhanced oil recovery credits.

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

Liquidity and Capital Resources

General

As of December 31, 2017, we had $264 million of “Cash and cash equivalents,” a decrease of $420 million (61%) from December 31, 2016.  We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and our cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

We have consistently generated substantial cash flow from operations, providing a source of funds of $4,601 million and $4,795 million in 2017 and 2016, respectively. The year-to-year decrease is discussed below in “Cash Flows—Operating Activities.” We have primarily relied on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and during the last two years, our growth capital expenditures.

We expect KML to fund the TMEP’s capital expenditures and its other capital expenditures through (i) additional borrowings on KML’s Credit Facility; (ii) the additional issuance of KML preferred shares; (iii) the issuance of additional KML restricted voting stock; (iv) the issuance of KML long-term notes payable; and (v) KML’s retained cash flow from operations or a combination of the above. KML established a dividend policy on its restricted voting shares pursuant to which it will pay its quarterly dividend in an amount based on a portion of its DCF discussed below in “—Noncontrolling interests—KML Restricted Voting Share Dividends.”

On June 16, 2017, KML’s indirect subsidiaries, Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC, entered into a definitive credit agreement establishing (i) a C$4.0 billion revolving construction facility for the purposes of funding the development, construction and completion of the TMEP; (ii) a C$1.0 billion revolving contingent credit facility for the purpose of funding, if necessary, additional TMEP costs (and, subject to the need to fund such additional costs and regulatory approval, meeting the Canadian NEB-mandated liquidity requirements); and (iii) a C$500 million revolving working capital facility, to be used for working capital and other general corporate purposes (collectively, the “KML Credit Facility”). On January 23, 2018, KML entered into an agreement amending certain terms of its Credit Facility to, among other things, provide additional funding certainty with respect to each tranche of its Credit Facility. The KML Credit Facility has a five-year term and is with a syndicate of financial institutions with Royal Bank of Canada as the administrative agent. As of December 31, 2017, KML had no amounts outstanding under the KML Credit Facility and C$53 million (U.S.$42 million) in letters of credit. In addition,

KML received C$537 million (U.S.$420 million) of net proceeds from the issuance of Series 1 Preferred Shares in August 2017 and Series 3 Preferred Shares in December 2017.

Generally, we expect that our short-term liquidity needs will be met primarily through retained cash from operations, short-term borrowings or by issuing new long-term debt to refinance certain of our maturing long-term debt obligations. We also expect that KMI’s current common stock dividend level will allow us to use retained cash to fund our growth projects and the previously mentioned share repurchase program in 2018. Moreover, as a result of KMI’s current common stock dividend policy and by continuing to focus on allocating capital to high return opportunities, we do not expect the need to access the equity capital markets to fund our other growth projects for the foreseeable future.

Credit Ratings and Capital Market Liquidity

We believe that our capital structure will continue to allow us to achieve our business objectives. We expect that our short-term liquidity needs will be met primarily through retained cash from operations or short-term borrowings. Generally, we anticipate re-financing maturing long term debt obligations in the debt capital markets and are therefore subject to certain market conditions which could result in higher costs or negatively affect our and/or our subsidiaries’ credit ratings.

As of December 31, 2017, our short-term corporate debt ratings were A-3, Prime-3 and F3 at Standard and Poor’s, Moody’s Investor Services and Fitch Ratings, Inc., respectively.

The following table represents KMI’s and KMP’s senior unsecured debt ratings as of December 31, 2017.

Rating agency	Senior debt rating	Date of last change	Outlook
Standard and Poor’s	BBB-	November 20, 2014	Stable
Moody’s Investor Services	Baa3	November 21, 2014	Stable
Fitch Ratings, Inc.	BBB-	November 20, 2014	Stable

Short-term Liquidity

As of December 31, 2017, our principal sources of short-term liquidity are (i) our $5.0 billion revolving credit facility and associated $4.0 billion commercial paper program; (ii) the KML Credit Facility (for the purposes described above); and (iii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under ours and KML’s respective credit facilities. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, we have consistently generated strong cash flows from operations.

As of December 31, 2017, our $2,828 million of short-term debt consisted primarily of (i) $125 million outstanding borrowings under the KMI $5.0 billion revolving credit facility; (ii) $240 million outstanding under our $4.0 billion commercial paper program; and (iii) $2,284 million of senior notes that mature in the next year. We intend to refinance our short-term debt through credit facility borrowings, commercial paper borrowings, or by issuing new long-term debt or paying down short-term debt using cash retained from operations. Our short-term debt balance as of December 31, 2016 was $2,696 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,466 million and $2,695 million as of December 31, 2017 and 2016, respectively. Our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $771 million (29%) unfavorable change from year-end 2016 was primarily due to a decrease in cash and restricted deposits, and a net increase in our current portion of long-term debt and accounts payable. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “— Capital Expenditures”).

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

Long-term Financing

Our equity consists of Class P common stock and mandatory convertible preferred stock each with a par value of $0.01 per share. We have in place an equity distribution agreement which allows us to issue and sell through or to our sales agents and/or principals shares of our Class P common stock. However, with the exception of the issuance of KML preferred equity and/or common equity to partially finance the TMEP or other KML capital expenditures, we do not expect the need to access the equity capital markets to fund our growth projects for the foreseeable future. Furthermore, we began repurchasing shares of our Class P common stock under a $2 billion share buy-back program in December 2017 that we intend to fund through retained cash. For more information on our equity buy-back program and our equity distribution agreement, see Note 11 “Stockholders’ Equity” to our consolidated financial statements.

From time to time, we issue long-term debt securities, often referred to as senior notes.  All of our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium.  In addition, from time to time our subsidiaries, have issued long-term debt securities. Furthermore, we and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein we each guarantee the debt of each other. See Note 19 “Guarantee of Securities of Subsidiaries” to our consolidated financial statements. As of December 31, 2017 and 2016, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $34,088 million and $36,205 million, respectively. For more information regarding our debt-related transactions in 2017, see Note 9 “Debt” to our consolidated financial statements.

We achieve our variable rate exposure primarily by issuing long-term fixed rate debt and then swapping the fixed rate interest payments for variable rate interest payments and through the issuance of commercial paper or credit facility borrowings.

For additional information about our debt-related transactions in 2017, see Note 9 “Debt” to our consolidated financial statements.  For information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating DCF (see “Results of Operations—DCF”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e. production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

Budgeting of maintenance capital expenditures is done annually on a bottom-up basis. For each of our assets, we budget for and make those maintenance capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional maintenance capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures are generally made periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Generally, the determination of whether a capital expenditure is classified as maintenance/sustaining or as expansion capital expenditures is made on a project level. The classification of our capital expenditures as expansion capital expenditures or as maintenance capital expenditures is made consistent with our accounting policies and is generally a straightforward process, but in certain circumstances can be a matter of management judgment and discretion. The classification has an impact on DCF because capital expenditures that are classified as expansion capital expenditures are not deducted from DCF, while those classified as maintenance capital expenditures are. See “—Common Dividends” and “—Preferred Dividends.”

Our capital expenditures for the year ended December 31, 2017, and the amount we expect to spend for 2018 to sustain and grow our business are as follows (in millions):

	2017	Expected 2018
Sustaining capital expenditures(a)(c)	$588	$664
KMI Discretionary capital investments(b)(c)(d)(e)	$2,982	$2,215
KML Discretionary capital investments post-IPO(c)	$384	$1,500
_______

(a)
2017 and Expected 2018 amounts include $107 million and $112 million, respectively, for our share of (i) certain equity investee’s, (ii) KML’s, and (ii) consolidating subsidiaries’ sustaining capital expenditures.

(b)
2017 is net of $216 million of contributions from certain partners for capital investments at non-wholly owned consolidated subsidiaries offset by $629 million of our contributions to certain unconsolidated joint ventures for capital investments.

(c)	2017 includes $246 million of net changes from accrued capital expenditures, contractor retainage, and other.

(d)
2017 includes $107 million of capital expenditures spent on Canadian projects prior to KML’s May 25, 2017 IPO and excludes KML capital expenditures thereafter as it has the capacity to draw on its construction credit facility to fund its capital expenditures.

(e)
Expected 2018 amount includes our estimated contributions to certain unconsolidated joint ventures, net of contributions estimated from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$36,916	$2,828	$5,024	$4,980	$24,084
Interest payments(b)	24,555	1,897	3,462	2,974	16,222
Leases and rights-of-way obligations(c)	722	118	187	117	300
Pension and postretirement welfare plans(d)	975	48	32	45	850
Transportation, volume and storage agreements(e)	1,043	159	308	258	318
Other obligations(f)	279	64	82	38	95
Total	$64,490	$5,114	$9,095	$8,412	$41,869
Other commercial commitments:
Standby letters of credit(g)	$224	$125	$99	$—	$—
Capital expenditures(h)	$845	$845	$—	$—	$—
_______

(a)
Less than 1 year amount primarily includes $2,717 million of current maturities on senior notes and $111 million associated with our Trust I Preferred Securities that are classified as current obligations because these securities have rights to convert into cash and/or KMI common stock. See Note 9 “Debt” to our consolidated financial statements.

(b)	Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2017.

(c)	Represents commitments pursuant to the terms of operating lease agreements and liabilities for rights-of-way.

(d)
Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and other postretirement benefit plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected contributions to funded plans in 2018 and estimated benefit payments for unfunded plans in all years.

(e)	Primarily represents transportation agreements of $425 million, volume agreements of $377 million and storage agreements for capacity on third party and an affiliate pipeline systems of $203 million.

(f)
Primarily includes environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These liabilities are included within “Accrued contingencies” and “Other long-term liabilities and deferred credits” in our consolidated balance sheets.

(g)
The $224 million in letters of credit outstanding as of December 31, 2017 consisted of the following (i) $47 million under eleven letters of credit for insurance purposes; (ii) a $42 million letter of credit supporting our pipeline and terminal operations in Canada; (iii) letters of credit totaling $46 million supporting our International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (iv) a $25 million letter of credit supporting our Kinder Morgan Liquids Terminals LLC New Jersey Economic Development Revenue Bonds; (v) a $24 million letter of credit supporting our Kinder Morgan Operating L.P. “B” tax-exempt bonds; (vi) a $9 million letter of credit supporting Nassau County, Florida Ocean Highway and Port Authority tax-exempt bonds; and (vii) a combined $31 million in twenty-four letters of credit supporting environmental and other obligations of us and our subsidiaries.

(h)	Represents commitments for the purchase of plant, property and equipment as of December 31, 2017.

Cash Flows

Operating Activities
The net decrease of $194 million (4%) in cash provided by operating activities in 2017 compared to 2016 was primarily attributable to:

•
a $348 million decrease in operating cash flow resulting from the combined effects of adjusting the $498 million decrease in net income for the period-to-period net increase in non-cash items primarily consisting of the following: (i) net losses on impairments and divestitures of assets and equity investments (see discussion above in “—Results of Operations”); (ii) change in fair market value of derivative contracts; (iii) DD&A expense (including amortization of excess cost of equity investments); (iv) deferred income taxes, which includes a $1,162 million adjustment associated with the 2017 Tax Reform; (v) earnings from equity investments; and (vi) loss (gain) on early extinguishment of debt; and

•
a $154 million increase in cash associated with net changes in working capital items and other non-current assets and liabilities. The increase was driven, among other things, primarily by a $144 million income tax refund received in 2017.

Investing Activities

The $1,657 million net increase in cash used in investing activities in 2017 compared to 2016 was primarily attributable to:

•	a $1,401 million increase in cash used due to proceeds received in the 2016 period from the sale of a 50% equity interest in SNG;

•
a $306 million increase in capital expenditures primarily due to higher expenditures related to natural gas, CO2 and Trans Mountain expansion projects, offset in part by lower expenditures in the Terminals segment;

•	a $276 million increase in cash used for contributions to equity investments primarily due to the contributions we made in 2017 to Utopia Holding LLC, FEP and SNG; and

•
$212 million lower cash proceeds from sales of property, plant and equipment and other net assets, primarily driven by the higher proceeds we received in 2016 from sales of other long-lived assets; partially offset by

•
a $329 million decrease in expenditures for acquisitions of assets and investments, primarily driven by the $324 million portion of the purchase price we paid in the 2016 period for the BP terminals acquisition;

•	a $143 million increase in cash for distributions received from equity investments in excess of cumulative earnings, primarily driven by the higher distributions from MEP, SNG and Ruby; and

•	a $66 million increase in Other, net primarily due to favorable changes in restricted deposits associated with our hedging activities, offset partially by increases in loans with an equity investee.

Financing Activities

The net decrease of $956 million in cash used by financing activities in 2017 compared to 2016 was primarily attributable to:

•
a $1,560 million increase in cash due to contributions from noncontrolling interests, primarily reflecting $1,245 million in net proceeds received from the May 2017 KML IPO and $420 million net proceeds received from the KML preferred share issuances in 2017, compared to the 2016 period which includes $84 million of contributions received from BP for its 25% share of a newly formed joint venture; and

•
a $485 million increase in cash resulting from contributions received in the 2017 period from EIG, consisting of $386 million for the sale of a 49% partnership interest in ELC and $99 million as additional contributions for 2017 capital expenditures; partially offset by

•
an $816 million net increase in cash used related to debt activities as a result of higher net debt payments in the 2017 period compared to the 2016 period. See Note 9 “Debt” to our consolidated financial statements for further information regarding our debt activity; and

•	a $250 million increase in cash used for share repurchases under the share buy-back program that commenced in December 2017.

Dividends and Stock Buyback Program
KMI Common Stock Dividends
The table below reflects the payment of cash dividends of $0.50 per common share for 2017.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2017	$0.125	April 19, 2017	May 1, 2017	May 15, 2017
June 30, 2017	0.125	July 19, 2017	July 31, 2017	August 15, 2017
September 30, 2017	0.125	October 18, 2017	October 31, 2017	November 15, 2017
December 31, 2017	0.125	January 17, 2018	January 31, 2018	February 15, 2018

As previously announced, as a result of substantial balance sheet improvement achieved since the end of 2015, we have taken multiple steps to return significant value to our shareholders. First, we expect to declare an annual dividend of $0.80 per common share for 2018, a 60% increase from the 2017 dividend per common share. The first 2018 increase is expected to be the dividend declared for the first quarter of 2018. Additionally, we plan to increase our dividend to $1.00 per common share in 2019 and $1.25 per common share in 2020, a growth rate of 25% annually.

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

Period	Total dividend per share for the period	Date of declaration	Date of record	Date of dividend
January 26, 2017 through April 25, 2017	$24.375	January 18, 2017	April 11, 2017	April 26, 2017
April 26, 2017 through July 25, 2017	24.375	April 19, 2017	July 11, 2017	July 26, 2017
July 26, 2017 through October 25, 2017	24.375	July 19, 2017	October 11, 2017	October 26, 2017
October 26, 2017 through January 25, 2018	24.375	October 18, 2017	January 11, 2018	January 26, 2018

The cash dividend of $24.375 per share of our mandatory convertible preferred stock is equivalent to $1.21875 per depository share.

Stock Buyback Program

On July 19, 2017, our board of directors approved a $2 billion common share buyback program that began in December 2017. During the year ended December 31, 2017, we repurchased approximately 14 million of our Class P shares for approximately $250 million. Subsequent to December 31, 2017 and through February 8, 2018, we repurchased approximately 13 million of our Class P shares for approximately $250 million.

Noncontrolling Interests
Contributions
KML Restricted Voting Shares
As discussed in Note 3 “Acquisitions and Divestitures” to our consolidated financial statements, on May 30, 2017 our indirect subsidiary, KML, issued 102,942,000 restricted voting shares in a public offering. The public ownership of the KML restricted voting shares represents an approximate 30% interest in the voting shares of our Canadian operations and is reflected within “Noncontrolling interests” in our consolidated financial statements as of and for the periods presented after May 30, 2017.
KML Preferred Share Offerings

On August 15, 2017, KML completed an offering of 12,000,000 cumulative redeemable minimum rate reset preferred shares, Series 1 (Series 1 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 1 Preferred Share for total gross proceeds of C$300 million (U.S.$235 million). On December 15, 2017, KML completed an offering of 10,000,000 cumulative redeemable minimum rate reset preferred shares, Series 3 (Series 3 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 3 Preferred Share for total gross proceeds of C$250 million (U.S.$195 million). The net proceeds from the Series 1 and Series 3 Preferred Share offerings of C$293 million (U.S.$230 million) and C$243 million (U.S.$189 million), respectively, were used by KML to indirectly subscribe for preferred units in Kinder Morgan Canada Limited Partnership (KMC LP), which in turn were used by KMC LP to repay KML Credit Facility indebtedness recently incurred to, directly or indirectly, finance the development, construction and completion of the TMEP and Base Line Terminal project, and for general corporate purposes.

KML Distributions
KML established a dividend policy pursuant to which it may pay a quarterly dividend on its restricted voting shares in an amount based on a portion of its DCF. The payment of dividends is not guaranteed and the amount and timing of any dividends payable will be at the discretion of KML’s board of directors. The actual amount of cash dividends paid to KML’s shareholders, if any, will depend on numerous factors including: (i) KML’s results of operations; (ii) KML’s financial requirements, including the funding of its current and future growth projects; (iii) the amount of distributions paid indirectly by KMC LP to KML through Kinder Morgan Canada GP Inc. (KMC GP), including any contributions from the completion of its growth projects; (iv) the satisfaction by KML and KMC GP of certain liquidity and solvency tests; (v) any agreements relating to KML’s indebtedness or the limited partnership; and (vi) the cost and timely completion of current and future growth projects. KML intends to pay quarterly dividends, if any, on or about the 45th day (or next business day) following the end of each calendar quarter to holders of its restricted voting shares of record as of the close of business on or about the last business day of the month following the end of each calendar quarter.

KML also established a Dividend Reinvestment Plan (DRIP) which allows holders (excluding holders not resident in Canada) of restricted voting shares to elect to have any or all cash dividends payable to such shareholder automatically reinvested in additional restricted voting shares at a price per share calculated by reference to the volume-weighted average of the closing price of the restricted voting shares on the stock exchange on which the restricted voting shares are then listed for the five trading days immediately preceding the relevant dividend payment date, less a discount of between 0% and 5% (as determined from time to time by KML’s board of directors, in its sole discretion).

For 2018, KML announced that it expects to pay an annual dividend of C$0.65 per restricted voting share.

Dividends on the Series 1 Preferred Shares are fixed, cumulative, preferential and C$1.3125 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding November 15, 2022.

Dividends on the Series 3 Preferred Shares are fixed, cumulative, preferential and C$1.3000 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding February 15, 2023.

The following table provides information regarding distributions to our noncontrolling interests (in millions except per share and share distribution amounts):

	Year Ended December 31, 2017
	Shares	U.S.$	C$
KML Restricted Voting Shares(a)
Per restricted voting share declared for the period(b)			$0.3821
Per restricted voting share paid in the period		$0.1739	0.2196
Total value of distributions paid in the period		18	23
Cash distributions paid in the period to the public		13	16
Share distributions paid in the period to the public under KML’s DRIP	418,989
KML Series 1 Preferred Shares(c)
Per Series 1 Preferred Share paid in the period		$0.2624	$0.3308
Cash distributions paid in the period to the public		3	4
_______

(a)	Represents dividends subsequent to KML’s May 30, 2017 IPO.

(b)
The U.S.$ equivalent of the dividends declared is calculated based on the exchange rate on the dividend payment date, therefore, the U.S.$ equivalent of the dividend declared for the fourth quarter of 2017 will be calculated using the exchange rate on February 15, 2018.

The combined U.S.$ equivalent of the dividends declared for the second and third quarters of 2017 was $0.1739.

(c)	Represents dividends subsequent to the issuance of KML’s Series 1 Preferred Shares.

On January 17, 2018, KML’s board of directors declared a cash dividend of C$0.328125 per share of its Series 1 Preferred Shares for the period from and including November 15, 2017 through and including February 14, 2018, which is payable on February 15, 2018 to Series 1 Preferred Shareholders of record as of the close of business on January 31, 2018.

On January 17, 2018, KML’s board of directors declared a cash dividend of C$0.22082 per share of its Series 3 Preferred Shares for the period from and including December 15, 2017 through and including February 14, 2018, which is payable on February 15, 2018 to Series 3 Preferred Shareholders of record as of the close of business on January 31, 2018.

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

Credit Rating
Societe Generale	A
Macquarie	BBB
Wells Fargo	A
Canadian Imperial Bank	A+
Nextera	A-

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

	As of December 31,
Commodity derivative	2017	2016
Crude oil	$125	$117
Natural gas	15	16
NGL	10	11
Total	$150	$144

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.  Generally, there is not an obligation to prepay fixed rate debt prior to maturity and, as a result, changes in fair value should not have a significant impact on the fixed rate debt. We are generally subject to interest rate risk upon refinancing maturing debt. Below are our debt balances, including debt fair value adjustments and the preferred interest in KMGP, and sensitivity to interest rates (in millions):

	December 31, 2017		December 31, 2016
	Carrying value	Estimated fair value(c)	Carrying value	Estimated fair value(c)
Fixed rate debt(a)	$37,041	$39,255	$38,861	$39,854

Variable rate debt	$802	$795	$1,189	$1,161
Notional principal amount of fixed-to-variable interest rate swap agreements	9,575		9,775
Debt balances subject to variable interest rates(b)	$10,377		$10,964
_______

(a)
A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2017 and 2016, would result in changes of approximately $1,525 million and $1,527 million, respectively, in the fair values of these instruments.

(b)
A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 50 basis points in both 2017 and 2016) when applied to our outstanding balance of variable rate debt as of December 31, 2017 and 2016, including adjustments for the notional swap amounts described above, would result in changes of approximately $52 million and $54 million, respectively, in our 2017 and 2016 annual pre-tax earnings.

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

 We monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements.  As of December 31, 2017, including debt converted to variable rates through the use of interest rate swaps but excluding our debt fair value adjustments, approximately 28% of our debt balances were subject to variable interest rates.

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 14 “Risk Management” to our consolidated financial statements.

Foreign Currency Risk

As of December 31, 2017, we had a notional principal amount of $1,358 million of cross-currency swap agreements that effectively convert all of our fixed rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates.  These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is in this report as set forth in the “Index to Financial Statements” on page 76.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2017, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2018.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	(1) Financial Statements and (2) Financial Statement Schedules

See “Index to Financial Statements” set forth on Page 76.

(3)	Exhibits
Exhibit Number Description

3.1	*	Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (File No. 001-35081))

3.2	*	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K, filed October 20, 2017 (File No. 001-35081))

3.3	*
Certificate of Designations of KMI 9.75% Series A Mandatory Convertible Preferred Stock, par value $0.01 per share (KMI Preferred Stock) (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed October 30, 2015 (File No. 001-35081))

4.1	*	Form of certificate representing Class P common shares of KMI (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773))

4.2	*	Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the three Months ended March 31, 2011 (File No. 001-35081))

4.3	*	Amendment No. 1 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.3 to KMI’s Current Report on Form 8-K filed on May 30, 2012 (File No. 001-35081))

4.4	*	Amendment No. 2 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.1 to KMI’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-35081))

4.5	*	Form of certificate for KMI Preferred Stock (included as Exhibit A to Exhibit 3.1 to KMI’s Current Report on Form 8-K filed October 30, 2015 (File No. 001-35081))

Exhibit Number Description

4.6	*
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

4.9	*
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

4.11	*
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

4.13	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234))

4.14	*	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001(File No. 1-11234))

4.15	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

4.16	*
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

4.18	*
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

4.21	*
Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961))

Exhibit Number Description

4.22	*
Certificate of the Vice President, Treasurer and Chief Financial Officer and the Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-11234))

4.23	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.00% Senior Notes due 2017 and 6.50% Senior Notes due 2037 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-11234))

4.24	*
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

4.27	*
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

4.30	*
Indenture, dated December 20, 2010, among Kinder Morgan Finance Company LLC, Kinder Morgan Kansas, Inc. and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 23, 2010 (File No. 1-06446))

4.31	*
Certificate of the Vice President and Treasurer and the Vice President and Secretary of Kinder Morgan Finance Company, LLC establishing the terms of the 6.000% Senior Notes due 2018 of Kinder Morgan Finance Company LLC (with the form of note attached thereto) (filed as Exhibit 4.2 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 23, 2010 (File No. 1-06446))

4.32	*
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

4.34	*
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

Exhibit Number Description

4.35	*
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

4.36	*
Indenture, dated March 1, 2012, between KMI and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-3 filed on March 1, 2012 (File No. 001-35081))

4.37	*
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
Certificate of the Vice President and Treasurer and Vice President and Secretary of KMI establishing the terms of the 5.050% Senior Notes due 2046 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (File No. 001-35081))

4.39	*
Certificate of the Vice President and Treasurer and Vice President and Secretary of KMI establishing the terms of the 1.500% Senior Notes due 2022 and 2.250% Senior Notes due 2027 (filed as Exhibit 4.2 to KMI’s Form 8-A, filed March 16, 2015 (File No. 001-35081))

4.40	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 3.150% Senior Notes due January 15, 2023 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35081))

4.41	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the Floating Rate Senior Notes due January 15, 2023 (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35081))

4.42
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

10.1	*	KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.5 to KMI’s Registration Statement on Form S-8, filed on July 1, 2015 (File No. 333-205430))

10.2	*	Amendment No. 1 to KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to KMI’s Current Report on Form 8-K filed on January 24, 2017 (File No. 001-35081))

10.3	*	2015 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 4.6 to KMI’s Registration Statement on Form S-8, filed on July 1, 2015 (File No. 333-205430))

10.4	*	2016 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016 (File No. 001-35081))

10.5	*	Amended and Restated Stock Compensation Plan for Non-Employee Directors (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (File No. 001-35081))

10.6	*	2015 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.6 to KMI’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (File No. 001-35081))

10.7	*	2011 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (File No. 001-35081))

10.8	*	KMI Employees Stock Purchase Plan (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (File No. 001-35081))

10.9	*	Amended and Restated Annual Incentive Plan of KMI (filed as Exhibit 10.4 to KMI’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (File No. 001-35081))

10.10	*	Amendment No. 1 to Amended and Restated Incentive Plan of KMI (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed January 24, 2017 (File No. 001-35081))

10.11	*
Revolving Credit Agreement, dated September 19, 2014 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.2 to KMI’s Current Report on Form 8-K filed September 25, 2014(File No. 001-35081))

Exhibit Number Description

10.12	*
Term Loan Agreement, dated as of January 26, 2016 among KMI, as borrower, the lenders party thereto and Barclays Bank PLC, as administrative agent (filed as exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (File No. 001-35081))

10.13	*
Joinder Agreement, dated as of January 26, 2016, to KMI’s Revolving Credit Agreement, dated as of September 19, 2014 among KMI, the lenders party thereto and Barclay Bank PLC, as administrative agent. (filed as exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (File No. 001-35081))

10.14	*
Credit Agreement, dated June 16, 2017, among Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC and the lenders party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K/A filed August 25, 2017 (File No. 001-35081)) (portions of the exhibit have been omitted pursuant to 17 CFR 240.24b-2 and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Application)

10.15	*
First Amending Agreement to the Credit Agreement, dated January 23, 2018, by and among Kinder Morgan Cochin ULC, Trans Mountain Pipeline ULC and the lenders party thereto (filed as Exhibit 10.1 to KML’s Current Report on Form 8-K/A filed on January 23, 2018 (File No. 000-55864))

10.16		Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2017

12.1		Statement re: computation of ratio of earnings to fixed charges

21.1		Subsidiaries of KMI

23.1		Consent of PricewaterhouseCoopers LLP

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iii) our Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; (v) our Consolidated Statement of Stockholders’ Equity as of and for the years ended December 31, 2017, 2016, and 2015; and (vi) the notes to our Consolidated Financial Statements

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, of comprehensive income (loss), of cash flows and of stockholders’ equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 9, 2018

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Natural gas sales	$3,053	$2,454	$2,839
Services	7,901	8,146	8,290
Product sales and other	2,751	2,458	3,274
Total Revenues	13,705	13,058	14,403

Operating Costs, Expenses and Other
Costs of sales	4,345	3,429	4,059
Operations and maintenance	2,472	2,372	2,393
Depreciation, depletion and amortization	2,261	2,209	2,309
General and administrative	673	669	690
Taxes, other than income taxes	398	421	439
Loss on impairment of goodwill	—	—	1,150
Loss on impairments and divestitures, net	13	387	919
Other income, net	(1)	(1)	(3)
Total Operating Costs, Expenses and Other	10,161	9,486	11,956

Operating Income	3,544	3,572	2,447

Other Income (Expense)
Earnings from equity investments	578	497	414
Loss on impairments and divestitures of equity investments, net	(150)	(610)	(30)
Amortization of excess cost of equity investments	(61)	(59)	(51)
Interest, net	(1,832)	(1,806)	(2,051)
Other, net	82	44	43
Total Other Expense	(1,383)	(1,934)	(1,675)

Income Before Income Taxes	2,161	1,638	772

Income Tax Expense	(1,938)	(917)	(564)

Net Income	223	721	208

Net (Income) Loss Attributable to Noncontrolling Interests	(40)	(13)	45

Net Income Attributable to Kinder Morgan, Inc.	183	708	253

Preferred Stock Dividends	(156)	(156)	(26)

Net Income Available to Common Stockholders	$27	$552	$227

Class P Shares
Basic Earnings Per Common Share	$0.01	$0.25	$0.10

Basic Weighted Average Common Shares Outstanding	2,230	2,230	2,187

Diluted Earnings Per Common Share	$0.01	$0.25	$0.10

Diluted Weighted Average Common Shares Outstanding	2,230	2,230	2,193

Dividends Per Common Share Declared for the Period	$0.500	$0.500	$1.605

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Millions)

	Year Ended December 31,
	2017	2016	2015
Net income	$223	$721	$208
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(82), $60 and $(94), respectively)	145	(104)	164
Reclassification of change in fair value of derivatives to net income (net of tax benefit of $97, $67 and $156, respectively)	(171)	(116)	(272)
Foreign currency translation adjustments (net of tax (expense) benefit of $(56), $(20) and $123, respectively)	101	34	(214)
Benefit plan adjustments (net of tax (expense) benefit of $(27), $19 and $69, respectively)	40	(14)	(122)
Total other comprehensive income (loss)	115	(200)	(444)

Comprehensive income (loss)	338	521	(236)
Comprehensive (income) loss attributable to noncontrolling interests	(86)	(13)	45
Comprehensive income (loss) attributable to KMI	$252	$508	$(191)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$264	$684
Restricted deposits	62	103
Accounts receivable, net	1,448	1,370
Fair value of derivative contracts	114	198
Inventories	424	357
Income tax receivable	165	180
Other current assets	238	337
Total current assets	2,715	3,229

Property, plant and equipment, net	40,155	38,705
Investments	7,298	7,027
Goodwill	22,162	22,152
Other intangibles, net	3,099	3,318
Deferred income taxes	2,044	4,352
Deferred charges and other assets	1,582	1,522
Total Assets	$79,055	$80,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,828	$2,696
Accounts payable	1,340	1,257
Accrued interest	621	625
Accrued contingencies	291	261
Other current liabilities	1,101	1,085
Total current liabilities	6,181	5,924

Long-term liabilities and deferred credits
Long-term debt
Outstanding	33,988	36,105
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	927	1,149
Total long-term debt	35,015	37,354
Other long-term liabilities and deferred credits	2,735	2,225
Total long-term liabilities and deferred credits	37,750	39,579
Total Liabilities	43,931	45,503

Commitments and contingencies (Notes 9, 13 and 17)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,217,110,072 and 2,230,102,384 shares, respectively, issued and outstanding	22	22
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 9.75% Series A Mandatory Convertible, $1,000 per share liquidation preference, 1,600,000 shares issued and outstanding	—	—
Additional paid-in capital	41,909	41,739
Retained deficit	(7,754)	(6,669)
Accumulated other comprehensive loss	(541)	(661)
Total Kinder Morgan, Inc.’s stockholders’ equity	33,636	34,431
Noncontrolling interests	1,488	371
Total Stockholders’ Equity	35,124	34,802
Total Liabilities and Stockholders’ Equity	$79,055	$80,305
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income	$223	$721	$208
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,261	2,209	2,309
Deferred income taxes	2,073	1,087	692
Amortization of excess cost of equity investments	61	59	51
Change in fair market value of derivative contracts	40	64	(166)
Loss (gain) on early extinguishment of debt	4	(45)	—
Loss on impairment of goodwill (Note 4)	—	—	1,150
Loss on impairments and divestitures, net (Note 4)	13	387	919
Loss on impairments and divestitures of equity investments, net (Note 4)	150	610	30
Earnings from equity investments	(578)	(497)	(414)
Distributions of equity investment earnings	426	431	391
Pension contributions and noncash pension benefit expenses (credits)	8	9	(90)
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable, net	(78)	(107)	382
Income tax receivable	7	(148)	195
Inventories	(90)	49	34
Other current assets	(25)	(81)	113
Accounts payable	73	144	(154)
Accrued interest, net of interest rate swaps	10	(18)	37
Accrued contingencies and other current liabilities	101	79	(121)
Rate reparations, refunds and other litigation reserve adjustments	(100)	(32)	18
Other, net	22	(126)	(271)
Net Cash Provided by Operating Activities	4,601	4,795	5,313

Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(4)	(333)	(2,079)
Capital expenditures	(3,188)	(2,882)	(3,896)
Proceeds from sale of equity interests in subsidiaries, net	—	1,401	—
Sales of property, plant and equipment, investments, and other net assets, net of removal costs	118	330	39
Contributions to investments	(684)	(408)	(96)
Distributions from equity investments in excess of cumulative earnings	374	231	228
Other, net	22	(44)	98
Net Cash Used in Investing Activities	(3,362)	(1,705)	(5,706)

Cash Flows From Financing Activities
Issuances of debt	8,868	8,629	14,316
Payments of debt	(11,064)	(10,060)	(15,116)
Debt issue costs	(70)	(19)	(24)
Issuances of common shares (Note 11)	—	—	3,870
Issuance of mandatory convertible preferred stock (Note 11)	—	—	1,541
Cash dividends - common shares (Note 11)	(1,120)	(1,118)	(4,224)
Cash dividends - preferred shares (Note 11)	(156)	(154)	—
Repurchases of shares and warrants (Note 11)	(250)	—	(12)
Contributions from investment partner	485	—	—
Contributions from noncontrolling interests - net proceeds from KML IPO (Note 3)	1,245	—	—
Contributions from noncontrolling interests - net proceeds from KML preferred share issuances (Note 11)	420	—	—
Contributions from noncontrolling interests - other	12	117	11
Distributions to noncontrolling interests	(42)	(24)	(34)
Other, net	(9)	(8)	(11)
Net Cash (Used in) Provided by Financing Activities	(1,681)	(2,637)	317

Effect of Exchange Rate Changes on Cash and Cash Equivalents	22	2	(10)

Net (decrease) increase in Cash and Cash Equivalents	(420)	455	(86)
Cash and Cash Equivalents, beginning of period	684	229	315
Cash and Cash Equivalents, end of period	$264	$684	$229

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In Millions)

	Year Ended December 31,
	2017	2016	2015
Noncash Investing and Financing Activities
Assets acquired by the assumption or incurrence of liabilities	$—	$43	$1,681
Net assets contributed to equity investments	—	37	46
Increase in property, plant and equipment from both accruals and contractor retainage	14

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,854	2,050	1,985
Cash (refunded) paid during the period for income taxes, net	(140)	4	(331)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2014	2,125	$21	—	$—	$36,178	$(2,106)	$(17)	$34,076	$350	$34,426
Issuances of common shares	103	1			3,869			3,870		3,870
Issuances of preferred shares			2		1,541			1,541		1,541
Repurchase of warrants					(12)			(12)		(12)
EP Trust I Preferred security conversions	1				23			23		23
Warrants exercised					2			2		2
Restricted shares					57			57		57
Net income						253		253	(45)	208
Distributions								—	(34)	(34)
Contributions								—	11	11
Preferred stock dividends						(26)		(26)		(26)
Common stock dividends						(4,224)		(4,224)		(4,224)
Other					3			3	2	5
Other comprehensive loss							(444)	(444)		(444)
Balance at December 31, 2015	2,229	22	2	—	41,661	(6,103)	(461)	35,119	284	35,403
Restricted shares	1				66			66		66
Net income						708		708	13	721
Distributions								—	(24)	(24)
Contributions								—	117	117
Preferred stock dividends						(156)		(156)		(156)
Common stock dividends						(1,118)		(1,118)		(1,118)
Other					12			12	(19)	(7)
Other comprehensive loss							(200)	(200)		(200)
Balance at December 31, 2016	2,230	22	2	—	41,739	(6,669)	(661)	34,431	371	34,802
Repurchases of shares	(14)				(250)			(250)		(250)
Restricted shares	1				65			65		65
Net income						183		183	40	223
KML IPO					314		51	365	684	1,049
KML preferred share issuance								—	419	419
Reorganization of foreign subsidiaries					38			38		38
Distributions								—	(48)	(48)
Contributions								—	18	18
Preferred stock dividends						(156)		(156)		(156)
Common stock dividends						(1,120)		(1,120)		(1,120)
Impact of adoption of ASU 2016-09 (See Note 5)						8		8		8
Sale and deconsolidation of interest in Deeprock Development, LLC								—	(30)	(30)
Other					3			3	(12)	(9)
Other comprehensive income							69	69	46	115
Balance at December 31, 2017	2,217	$22	2	$—	$41,909	$(7,754)	$(541)	$33,636	$1,488	$35,124
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

We are one of the largest energy infrastructure companies in North America and unless the context requires otherwise, references to “we,” “us,” “our,” “the Company,” or “KMI” are intended to mean Kinder Morgan, Inc. and its consolidated subsidiaries. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store petroleum products, ethanol and chemicals, and handle products including petroleum coke, steel and coal. We are also a leading producer of CO2, which we and others utilize for enhanced oil recovery projects primarily in the Permian basin.

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

Restricted deposits were $62 million and $103 million as of December 31, 2017 and 2016, respectively.

Accounts Receivable, net

The amounts reported as “Accounts receivable, net” on our accompanying consolidated balance sheets as of December 31, 2017 and 2016 primarily consist of amounts due from customers net of the allowance for doubtful accounts.

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

The allowance for doubtful accounts was $35 million and $39 million as of December 31, 2017 and 2016, respectively.

Inventories

Our inventories consist of materials and supplies and products such as, NGL, crude oil, condensate, refined petroleum products, transmix and natural gas. We report products inventory at the lower of weighted-average cost or net realizable value. We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

Gas Imbalances

We value gas imbalances due to or due from interconnecting pipelines at market prices. As of December 31, 2017 and 2016, our gas imbalance receivables—including both trade and related party receivables—totaled $42 million and $108 million, respectively, and we included these amounts within “Other current assets” on our accompanying consolidated balance sheets. As of December 31, 2017 and 2016, our gas imbalance payables—including both trade and related party payables—totaled $47 million and $45 million, respectively, and we included these amounts within “Other current liabilities” on our accompanying consolidated balance sheets.

Property, Plant and Equipment, net

Capitalization, Depreciation and Depletion and Disposals

We report property, plant and equipment at its acquisition cost. We expense costs for routine maintenance and repairs in the period incurred.

We generally compute depreciation using either the straight-line method based on estimated economic lives or the composite depreciation method, which applies a single depreciation rate for a group of assets. Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics. The rates range from 1.09% to 23.0% excluding certain short-lived assets such as vehicles. For FERC-regulated entities, the FERC-accepted composite depreciation rate is applied to the total cost of the composite group until the net book value equals the salvage value. For other entities, depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances, contract term for assets on leased or customer property and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable. Subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

Long-lived Asset and Other Intangibles Impairments

We evaluate long-lived assets and investments for impairment whenever events or changes in circumstances indicate that our carrying amount of an asset or investment may not be recoverable.  We recognize impairment losses when estimated future cash flows expected to result from our use of the asset and its eventual disposition is less than its carrying amount.

In addition to our annual goodwill impairment test, to the extent triggering events exist, we complete a review of the carrying value of our long-lived assets, including property, plant and equipment as well as other intangibles, and record, as applicable, the appropriate impairments. Because the impairment test for long-lived assets held in use is based on undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group.

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

The first differential, representing the excess of the fair market value of our investees’ plant and other net assets over its underlying book value at either the date of acquisition or the date of the loss of control totaled $732 million and $767 million as of December 31, 2017 and 2016, respectively. Generally, this basis difference relates to our share of the underlying depreciable assets, and, as such, we amortize this portion of our investment cost against our share of investee earnings.  As of December 31, 2017, this excess investment cost is being amortized over a weighted average life of approximately fourteen years.

The second differential, representing equity method goodwill, totaled $956 million for both periods as of December 31, 2017 and 2016. This differential is not subject to amortization but rather to impairment testing as part of our periodic evaluation of the recoverability of our investment as compared to the fair value of net assets accounted for under the equity method.  Our impairment test considers whether the fair value of the equity investment as a whole has declined and whether that decline is other than temporary.

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

Refer to Note 8 “Goodwill” for further information.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, lease value, and technology-based assets.  As of both periods of December 31, 2017 and 2016, the gross carrying amounts of these intangible assets was $4,305 million and the accumulated amortization was $1,206 million and $987 million, respectively, resulting in net carrying amounts of $3,099 million and $3,318 million, respectively. These intangible assets primarily consisted of customer contracts, relationships and agreements associated with our Natural Gas Pipelines and Terminals business segments.

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

For the years ended December 31, 2017, 2016 and 2015, the amortization expense on our intangibles totaled $220 million, $223 million and $221 million, respectively.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2018 – 2022) is approximately $214 million, $212 million, $209 million, $209 million, and $206 million, respectively.  As of December 31, 2017, the weighted average amortization period for our intangible assets was approximately sixteen years.

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

Operations and Maintenance

Operations and maintenance include costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our oil, gas and CO2 producing activities included within operations and maintenance totaled $342 million, $349 million and $366 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Pensions and Other Postretirement Benefits

We recognize the differences between the fair value of each of our and our consolidated subsidiaries’ pension and other postretirement benefit plans’ assets and the benefit obligations as either assets or liabilities on our consolidated balance sheet. We record deferred plan costs and income—unrecognized losses and gains, unrecognized prior service costs and credits, and any remaining unamortized transition obligations—in “Accumulated other comprehensive loss,” with the proportionate share associated with less than wholly owned consolidated subsidiaries allocated and included within “Noncontrolling interests,” or as a regulatory asset or liability for certain of our regulated operations, until they are amortized as a component of benefit expense.

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

Income Taxes

Income tax expense is recorded based on an estimate of the effective tax rate in effect or to be in effect during the relevant periods. Changes in tax legislation are included in the relevant computations in the period in which such changes are enacted. We do business in a number of states with differing laws concerning how income subject to each state’s tax structure is measured and at what effective rate such income is taxed. Therefore, we must make estimates of how our income will be apportioned among the various states in order to arrive at an overall effective tax rate. Changes in our effective rate, including any effect on previously recorded deferred taxes, are recorded in the period in which the need for such change is identified.

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance for the amount that is, more likely than not, to not be realized. While we have considered estimated future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any change in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached.

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

For qualifying accounting hedges, we formally document the relationship between the hedging instrument and the hedged item, the risk management objectives and the methods used for assessing and testing effectiveness, and how any ineffectiveness will be measured and recorded. If we designate a derivative contract as a cash flow accounting hedge, the effective portion of the change in fair value of the derivative is deferred in “Accumulated other comprehensive loss” and reclassified into earnings in the period in which the hedged item affects earnings. Any ineffective portion of the derivative’s change in fair value or amount excluded from the assessment of hedge effectiveness is recognized currently in earnings. If we designate a derivative contract as a fair value accounting hedge, the effective portion of the change in fair value of the derivative is recorded as an adjustment to the item being hedged. Any ineffective portion of the derivative’s change in fair value is recognized currently in earnings.

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

The following table summarizes our regulatory asset and liability balances as of December 31, 2017 and 2016 (in millions):

	December 31,
	2017	2016
Current regulatory assets	$60	$49
Non-current regulatory assets	288	330
Total regulatory assets(a)	$348	$379

Current regulatory liabilities	$107	$101
Non-current regulatory liabilities	236	108
Total regulatory liabilities(b)	$343	$209
_______

(a)
Regulatory assets as of December 31, 2017 include (i) $193 million of unamortized losses on disposal of assets; (ii) $55 million income tax gross up on equity AFUDC; and (iii) $100 million of other assets including amounts related to fuel tracker arrangements. Approximately $124 million of the regulatory assets, with a weighted average remaining recovery period of 17 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes, and therefore, it does not earn a return.

(b)
Regulatory liabilities as of December 31, 2017 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $20 million of the $236 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 28 years, while the remaining $216 million is not subject to a defined period.

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

The following tables set forth the allocation of net income available to shareholders of Class P shares and participating securities and the reconciliation of Basic Weighted Average Common Shares Outstanding to Diluted Weighted Average Common Shares Outstanding (in millions):

	Year Ended December 31,
	2017	2016	2015
Net Income Available to Common Stockholders	$27	$552	$227
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(5)	(4)	(13)
Net Income Allocated to Class P Stockholders	$22	$548	$214

Basic Weighted Average Common Shares Outstanding	2,230	2,230	2,187
Basic Earnings Per Common Share	$0.01	$0.25	$0.10

	Year Ended December 31,
	2017	2016	2015
Basic Weighted Average Common Shares Outstanding	2,230	2,230	2,187
Effect of dilutive securities:
Warrants	—	—	6
Diluted Weighted Average Common Shares Outstanding	2,230	2,230	2,193
_______

(a)	As of December 31, 2017, there were approximately 11 million such restricted stock awards.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted average basis):

	Year Ended December 31,
	2017	2016	2015
Unvested restricted stock awards	10	8	7
Warrants to purchase our Class P shares(a)	116	293	291
Convertible trust preferred securities	3	8	8
Mandatory convertible preferred stock(b)	58	58	10
_______

(a)
On May 25, 2017, approximately 293 million of unexercised warrants expired without the issuance of Class P common stock. Prior to expiration, each warrant entitled the holder to purchase one share of our common stock for an exercise price of $40 per share. The potential dilutive effect of the warrants did not consider the assumed proceeds to KMI upon exercise.

(b)
Until our mandatory convertible preferred shares are converted to common shares, on or before the expected mandatory conversion date of October 26, 2018, the holder of each preferred share participates in our earnings by receiving preferred stock dividends.

3.  Acquisitions and Divestitures

Business Combinations

There were no significant acquisitions during 2017. During 2016 and 2015, we completed the following significant acquisitions.

Allocation of Purchase Price

As of December 31, 2017, the purchase allocation for our significant acquisitions completed during the reporting periods are detailed below (in millions):

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

Asset Purchase and Subsequent Sale of Noncontrolling Interest

On July 15, 2015, we purchased from Shell US Gas & Power LLC (Shell) its 49% interest in a joint venture, ELC, that was in the pre-construction stage of development for liquefaction facilities at Elba Island, Georgia. The transaction was treated as an asset purchase for the net cash consideration of $185 million. Immediately subsequent to the purchase and before the partial sale discussed below, we had full ownership and control of ELC and prospectively changed our method of accounting for ELC from the equity method to full consolidation. Shell remains subscribed to 100% of the liquefaction capacity.

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
As a result of these contingencies, the sale proceeds of $386 million, and subsequent EIG contributions, have been recorded as a deferred credit within “Other long-term liabilities and deferred credits” on our consolidated balance sheet as of December 31, 2017. EIG is not entitled to any specified return on its capital. Once these contingencies expire, EIG’s capital account will be reflected in Noncontrolling interests on our consolidated balance sheet.
Investment Acquisition

On December 10, 2015, we and Brookfield Infrastructure Partners L.P. (Brookfield) acquired from Myria Holdings, Inc. the 53% equity interest in NGPL Holdings LLC not previously owned by us and Brookfield, increasing our ownership to 50% with Brookfield owning the remaining 50%. We paid $136 million for our additional 30% interest in NGPL Holdings LLC. See Note 7 “Investments” for additional information regarding our equity interests in NGPL Holdings LLC.

Sale of Approximate 30% Interest in Canadian Business

On May 30, 2017, our indirectly owned subsidiary, KML, completed an IPO of 102,942,000 restricted voting shares listed on the Toronto Stock Exchange at a price to the public of $17.00 per restricted voting share for total gross proceeds of approximately C$1,750 million (US$1,299 million). The net proceeds from the IPO were used by KML to indirectly acquire from us an approximate 30% interest in a limited partnership that holds our Canadian business while we retained the remaining 70% interest. We used the proceeds from KML’s IPO to pay down debt.
Subsequent to the IPO, we retained control of KML and the limited partnership, and as a result, they remain consolidated in our consolidated financial statements. The public ownership of the KML restricted voting shares is reflected within “Noncontrolling interests” in our consolidated statements of stockholders’ equity and consolidated balance sheets. Earnings attributable to the public ownership of KML are presented in “Net (income) loss attributable to noncontrolling interests” in our consolidated statements of income for the periods presented after May 30, 2017.
The net proceeds received of $1,245 million are presented as “Contributions from noncontrolling interests - net proceeds from KML IPO” on our consolidated statement of cash flows for the year ended December 31, 2017. Because we retained control of KML subsequent to the IPO, the $314 million adjustment made to “Additional paid-in capital” on our consolidated statement of stockholders equity for the year ended December 31, 2017 represents the difference between our book value prior to the sale and our share of book value in KML’s net assets after the sale. The impact of the IPO resulted in a $166 million deferred income tax adjustment. At the date of the IPO, $765 million was attributed to the KML public shareholders to reflect their proportionate ownership percentage in the net assets of KML acquired from us and is included in “Noncontrolling interests” on our consolidated statement of stockholders equity. The above amounts recorded to “Additional paid-in capital” and “Noncontrolling interests” are net of IPO fees.
In addition, the amount recorded to “Noncontrolling interests” at the date of the IPO was reduced by $81 million primarily associated with the allocation of currency translation adjustments from “Accumulated other comprehensive loss” to “Noncontrolling interests.”
The portion of the Canadian business operations that we sold to the public on May 30, 2017 represented Canadian assets that are included in our Kinder Morgan Canada, Terminals and Product Pipelines business segments and include (i) the Trans Mountain pipeline system; (ii) the Canadian Cochin pipeline system; (iii) the Puget Sound pipeline system; (iv) the Jet Fuel pipeline system; and (v) terminal facilities located in Western Canada. In January 2018, KML completed the registration of its restricted voting shares pursuant to Section 12(g) of the United States Securities Exchange Act of 1934 (the “Exchange Act”) and KML is now subject to the reporting requirements of Section 13(a) of the Exchange Act.

In conjunction with the IPO, Kinder Morgan Canada Limited Partnership (KMC LP) and Kinder Morgan Canada GP Inc. (KMC GP) were formed to hold our Canadian business. We have determined that KMC LP is a variable interest entity because a simple majority or lower threshold of the limited partnership interests do not possess substantive “kick-out rights” (i.e., the right to remove the general partner or to dissolve (liquidate) the entity without cause) or substantive participation rights. We have also determined KMC GP is the primary beneficiary because it has the power to direct the activities that most significantly impact KMC LP’s performance, the right to receive benefits and the obligation to absorb losses, that could be significant to KMC LP. As a result, KMC GP consolidates KMC LP. KMC GP is a wholly owned subsidiary of KML, which is indirectly controlled by us through our 100% interest in KML’s special voting shares that represent approximately 70% of KML’s total voting shares (comprised of restricted voting shares and special voting shares). Consequently, we consolidate KML and the variable interest entity, KMC LP, in our consolidated financial statements.

The following table shows the carrying amount and classification of KMC LP’s assets and liabilities in our consolidated balance sheet (in millions):

December 31, 2017
Assets
Total current assets	$270
Property, plant and equipment, net	2,956
Total goodwill, deferred charges and other assets	322
Total assets	$3,548
Liabilities
Current portion of debt	$—
Total other current liabilities	236
Long-term debt, excluding current maturities	—
Total other long-term liabilities and deferred credits	414
Total liabilities	$650

We receive distributions from KMC LP through our indirectly owned limited partnership interests in KMC LP, but otherwise the assets of KMC LP cannot be used to settle our obligations other than those of KML. Our subsidiaries that are the direct owners of our limited partnership interests in KMC LP have guaranteed the obligations of KMC LP’s wholly owned subsidiaries, Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC, under the Credit Facility (see Note 9 “Debt”), but recourse in respect of such guarantee is limited solely to the limited partnership interests of KMC LP held by such subsidiaries and any proceeds thereof.  Additionally, in connection with the Credit Facility, we entered into an Equity Nomination and Support Agreement whereby, among other things, we commit to contribute or cause to be contributed at the time of each drawdown on the construction credit facility or the contingent credit facility either equity or subordinated debt to Kinder Morgan Cochin ULC in an amount sufficient to cause the outstanding indebtedness under the credit facilities and any other funded debt for the TMEP not to exceed 60% of the total project costs for the project as projected over the six month period following the date of such drawdown.  Other than such guarantees and the Equity Nomination and Support Agreement, we do not guarantee the debt, commercial paper or other similar commitments of KMC LP or any of its subsidiaries, and the obligations of KMC LP may only be settled using the assets of KMC LP. KMC LP does not guarantee the debt or other similar commitments of KMI.

Terminals Asset Sale

In October 2016, we entered into a definitive agreement to sell several bulk terminals to an affiliate of Watco Companies, LLC for approximately $100 million. The terminals are predominantly located along the inland river system and handle mostly coal and steel products, and are included within our Terminals business segment. The sale of eight of the locations closed in the fourth quarter of 2016, for which we received $37 million of the total consideration, and the balance of this transaction, which included an additional eleven locations, closed in the second quarter of 2017 as certain conditions were satisfied. As a result of this transaction, we recognized a pre-tax loss of $81 million, including a $7 million reduction of goodwill, which is included within “Loss on impairments and divestitures, net” on our accompanying consolidated statement of income for the year ended December 31, 2016, and we classified $61 million as held for sale for the remaining locations which is included within “Other current assets” on our accompanying consolidated balance sheet at December 31, 2016.

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

4.  Impairments and Losses on Divestitures

During the years ended December 31, 2017, 2016, and 2015, we recorded impairments of certain equity investments, long-lived assets, and intangible assets, and net losses on divestitures totaling $172 million, $1,013 million, and $2,125 million, respectively. During 2015 and 2016, and to a lesser degree in 2017, a sustained lower commodity price environment, and negative outlook for certain long-term transportation contracts, led us to cancel certain construction projects, divest of certain assets, write-down certain assets and investments to fair value. In addition, an interim goodwill impairment test was performed during the fourth quarter of 2015 resulting in a partial impairment of goodwill in our Natural Gas Pipelines Non-Regulated reporting unit of approximately $1,150 million. See Note 8 “Goodwill” for further information.

These impairments were driven by market conditions that existed at the time and required management to estimate the fair value of these assets. The estimates of fair value are based on Level 3 valuation estimates using industry standard income approach valuation methodologies which include assumptions primarily involving management’s significant judgments and estimates with respect to general economic conditions and the related demand for products handled or transported by our assets as well as assumptions regarding commodity prices, future cash flows based on rate and volume assumptions, terminal values and discount rates. In certain cases, management’s decisions to dispose of certain assets may trigger an impairment. We typically use discounted cash flow analyses to determine the fair value of our assets. We may probability weight various forecasted cash flow scenarios utilized in the analysis as we consider the possible outcomes. We use discount rates representing our estimate of the risk-adjusted discount rates that would be used by market participants specific to the particular asset.

We may identify additional triggering events requiring future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill. Because certain of our assets, including some equity investments and oil and gas producing properties, have been written down to fair value, any deterioration in fair value relative to our carrying value increases the likelihood of further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.

We recognized the following non-cash pre-tax impairment charges and losses (gains) on divestitures of assets (in millions):

	Year Ended December 31,
	2017	2016	2015
Natural Gas Pipelines
Impairment of goodwill	$—	$—	$1,150
Impairments of long-lived assets(a)	30	106	79
Losses on divestitures of long-lived assets(b)	—	94	43
Impairments of equity investments(c)	150	606	26
Impairments at equity investees(d)	10	7	—
CO2
Impairments of long-lived assets(e)	(1)	20	606
Gains on divestitures of long-lived assets	—	(1)	—
Impairments at equity investee(d)	(4)	9	26
Terminals
Impairments of long-lived assets(f)	3	19	188
(Gains) losses on divestitures of long-lived assets(g)	(18)	80	3
Losses on impairments and divestitures of equity investments, net	—	16	4
Products Pipelines
Impairments of long-lived assets(h)	—	66	—
Losses (gains) on divestitures of long-lived assets	—	10	1
Gain on divestiture of equity investment	—	(12)	—

Other losses (gains) on divestitures of long-lived assets	2	(7)	(1)
Pre-tax losses on impairments and divestitures, net	$172	$1,013	$2,125
_______

(a) 2017 amount represents the impairment of our Colden storage facility, of which $3 million is included in “Costs of sales” on our accompanying consolidated statement of income. 2016 amount represents the project write-off of our portion of the Northeast Energy Direct (NED) Market project. 2015 amount represents $47 million and $32 million of project write-offs in our non-regulated midstream and regulated natural gas pipelines assets, respectively.
(b) 2016 amount primarily relates to our sale of a 50% interest in SNG.
(c) 2017 amount represents the impairment of our investment in FEP. 2016 amount includes a $350 million impairment of our investment in MEP and a $250 million impairment of our investment in Ruby. 2015 amount is primarily related to an impairment of an investment in a gathering and processing asset in Oklahoma.
(d) Amounts represent losses on impairments recorded by equity investees and are included in “Earnings from equity investments” on our accompanying consolidated statements of income.
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
(g) 2017 amount includes a $23 million gain related to the sale of a 40% membership interest in the Deeprock Development joint venture. 2016 amount primarily relates to the sale of 20 bulk terminals that handle mostly coal and steel products, predominately located along the inland river system.
(h) 2016 amount represents project write-offs associated with the canceled Palmetto project.

5.  Income Taxes

The components of “Income Before Income Taxes” are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
U.S.	$1,976	$1,466	$611
Foreign	185	172	161
Total Income Before Income Taxes	$2,161	$1,638	$772

Components of the income tax provision applicable for federal, foreign and state taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Current tax expense (benefit)
Federal	$(137)	$(148)	$(125)
State	(16)	(28)	(7)
Foreign	18	6	4
Total	(135)	(170)	(128)
Deferred tax expense (benefit)
Federal	2,022	998	653
State	4	51	(4)
Foreign	47	38	43
Total	2,073	1,087	692
Total tax provision	$1,938	$917	$564

We are subject to taxation in Canada and Mexico. In Canada we recognized income tax expense of $58 million, $38 million and $46 million at December 31, 2017, 2016, and 2015, respectively.  In Mexico we recognized income tax expense of $7 million, $6 million and $1 million at December 31, 2017, 2016, and 2015, respectively.

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows (in millions, except percentages):

	Year Ended December 31,
	2017		2016		2015
Federal income tax	$756	35.0%	$573	35.0%	$271	35.0%
Increase (decrease) as a result of:
State deferred tax rate change	10	0.5%	11	0.7%	(24)	(3.1)%
Taxes on foreign earnings, net of federal benefit	42	1.9%	28	1.7%	26	3.5%
Net effects of noncontrolling interests	(14)	(0.7)%	(4)	(0.3)%	15	2.0%
State income tax, net of federal benefit	38	1.8%	26	1.6%	12	1.5%
Dividend received deduction	(56)	(2.6)%	(48)	(2.9)%	(51)	(6.6)%
Adjustments to uncertain tax positions	(12)	(0.6)%	(23)	(1.4)%	(14)	(1.9)%
Valuation allowance on investment and tax credits	13	0.6%	34	2.1%	—	—%
Impact of the 2017 Tax Reform	1,240	57.4%	—	—%	—	—%
Nondeductible goodwill	—	—%	301	18.5%	323	41.7%
General business credit	(95)	(4.4)%	—	—%	—	—%
Other	16	0.8%	19	1.1%	6	0.8%
Total	$1,938	89.7%	$917	56.1%	$564	72.9%

Deferred tax assets and liabilities result from the following (in millions):

	December 31,
	2017	2016
Deferred tax assets
Employee benefits	$251	$401
Accrued expenses	73	118
Net operating loss, capital loss and tax credit carryforwards	1,113	1,307
Derivative instruments and interest rate and currency swaps	12	22
Debt fair value adjustment	37	74
Investments	968	2,804
Other	6	14
Valuation allowances	(171)	(184)
Total deferred tax assets	2,289	4,556
Deferred tax liabilities
Property, plant and equipment	225	177
Other	20	27
Total deferred tax liabilities	245	204
Net deferred tax assets	$2,044	$4,352

Deferred Tax Assets and Valuation Allowances: The step-up in tax basis from the merger transactions that occurred in November 2014 resulted in a deferred tax asset, primarily related to our investment in KMP. As book earnings from our investment in KMP are projected to exceed taxable income (primarily as a result of the partnership’s tax depreciation in excess of book depreciation), the deferred tax asset related to our investment in KMP is expected to be fully realized.

We decreased our valuation allowances in 2017 by $13 million, primarily due to $4 million release for capital loss carryover as a result of the 2016 return to provision adjustment, $5 million release for foreign operating losses and $24 million reduction related to our investment in NGPL as a result of the reduction of federal tax rate, partially offset by $18 million for state net operating losses and $2 million for foreign tax credits.

We have deferred tax assets of $935 million related to net operating loss carryovers, $178 million related to general business, alternative minimum and foreign tax credits and $133 million of valuation allowances related to these deferred tax assets at December 31, 2017. As of December 31, 2016, we had deferred tax assets of $1,128 million related to net operating loss carryovers, $175 million related to alternative minimum and foreign tax credits, $4 million related to capital loss carryovers and valuation allowances related to these deferred tax assets of $123 million. We expect to generate taxable income and utilize federal net operating loss carryforwards and tax credits beginning in 2022.

Our alternative minimum tax credit carryforwards decreased by $143 million in 2017 as a result of our decision to elect to forgo bonus depreciation on property placed in service in that year. Code Section 168(k)(4) allows for corporate taxpayers with minimum tax credit carryforwards to forgo bonus depreciation and accelerate their use of the credits to reduce tax liability in that same tax year if the amount of the allowable credit exceeds the taxpayer’s tax liability. The corporation may receive a cash refund of the excess notwithstanding that it may not otherwise be paying taxes. We received an income tax refund of $144 million in 2017.

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

Expiration Periods for Deferred Tax Assets: As of December 31, 2017, we have U.S. federal net operating loss carryforwards of $3.4 billion, which will expire from 2018 - 2037; state losses of $3.2 billion which will expire from 2018 - 2037; and foreign losses of $134 million which will expire from 2029 - 2036. We also have $8 million of federal alternative minimum tax credits which do not expire; $147 million of general business credits which will expire from 2018 - 2027; and approximately $21 million of foreign tax credits, which will expire from 2018 - 2023. Use of a portion of our U.S. federal carryforwards is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation rules of Internal Revenue Service regulations. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of carryforwards that could be utilized.

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

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties is as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Balance at beginning of period	$122	$148	$189
Additions based on current year tax positions	3	3	4
Additions based on prior year tax positions	—	7	—
Reductions based on prior year tax positions	—	(1)	(6)
Reductions based on settlements with taxing authority	(22)	(26)	(25)
Reductions due to lapse in statute of limitations	(2)	(9)	(14)
Impact of the 2017 Tax Reform	(4)	—	—
Balance at end of period	$97	$122	$148

We recognize interest and/or penalties related to income tax matters in income tax expense. We recognized a tax benefit of $9 million, expense of $2 million and a benefit of $4 million at December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, 2016, and 2015, we had $19 million, $28 million and $24 million, respectively, of accrued interest. We had no accrued penalties as of both December 31, 2017 and 2016 and $2 million in accrued penalties as of December 31, 2015.  All of the $97 million of unrecognized tax benefits, if recognized, would affect our effective tax rate in future periods.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately $6 million during the next year to approximately $91 million, primarily due to lapses in statute of limitations partially offset by additions for state filing positions taken in prior years.

We are subject to taxation, and have tax years open to examination for the periods 2011-2016 in the U.S., 2005-2016 in various states and 2007-2016 in various foreign jurisdictions.

Impact of 2017 Tax Reform

On December 22, 2017, the U.S. enacted the 2017 Tax Reform. Among the many provisions included in the 2017 Tax Reform is a provision to reduce the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018.

As of December 31, 2017, we had deferred tax assets related to our net operating loss carryforwards and tax credits, in addition to tax basis in excess of accounting basis primarily related to our investment in KMP. Prior to the 2017 Tax Reform, the value of these deferred tax assets was recorded at the previous income tax rate of 35%, which represented their expected future benefit to us. As a result of the 2017 Tax Reform, the future benefit of these deferred tax assets was re-measured at the new income tax rate of 21% and we recorded an approximate $1,240 million provisional non-cash adjustment for the year ended December 31, 2017. We determined the effects of the rate change using our best estimate of temporary book-to-tax differences. Upon final analysis and remeasurement of our deferred tax balances, the December 31, 2017 adjustment we recorded to reflect the change in corporate income tax rates may need to be adjusted in subsequent periods.

In addition, the 2017 Tax Reform will require a mandatory deemed repatriation of post-1986 undistributed foreign earnings and profits. As of December 31, 2017, we have recorded a provisional amount for this 2017 Tax Reform provision and we are continuing to finalize earnings and profits used in this calculation as well assess other 2017 Tax Reform impacts to complete our analysis on this provision. However, we do not expect this provision of the 2017 Tax Reform to be material to us.

The income tax rate change in the 2017 Tax Reform had an impact not only on our corporate income taxes but also resulted in us recording an approximate $144 million after-tax ($219 million pre-tax) provisional non-cash adjustment, including our share of equity investee provisional adjustments, related to our FERC regulated business for the year ended December 31, 2017.  We have determined a reasonable estimate of its impact and recorded a provisional regulatory reserve as of December 31, 2017. However, as the impact on the regulatory rate making process is currently uncertain, we have not completed our assessment of the 2017 Tax Reform’s effect on our FERC regulated business.

As described above, we continue to assess the impact of the 2017 Tax Reform on our business in order to complete our analysis. Any adjustment to our provisional amounts will be reported in the reporting period in which any such adjustments are determined and may be material in the period in which the adjustments are made.

6.  Property, Plant and Equipment, net

Classes and Depreciation

As of December 31, 2017 and 2016, our property, plant and equipment, net consisted of the following (in millions):

	December 31,
	2017	2016
Pipelines (Natural gas, liquids, crude oil and CO2)	$20,157	$19,341
Equipment (Natural gas, liquids, crude oil, CO2, and terminals)	24,152	23,298
Other(a)	5,570	4,780
Accumulated depreciation, depletion and amortization	(14,175)	(12,306)
	35,704	35,113
Land and land rights-of-way	1,456	1,431
Construction work in process	2,995	2,161
Property, plant and equipment, net	$40,155	$38,705

_______
(a) Includes general plant, general structures and buildings, computer and communication equipment, intangibles, vessels, transmix products, linefill and miscellaneous property, plant and equipment.

As of December 31, 2017 and 2016, property, plant and equipment, net included $14,055 million and $12,900 million, respectively, of assets which were regulated by either the FERC or the NEB. Depreciation, depletion, and amortization expense charged against property, plant and equipment was $2,022 million, $1,970 million, and $2,059 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Asset Retirement Obligations

As of December 31, 2017 and 2016, we recognized asset retirement obligations in the aggregate amount of $208 million and $193 million, respectively, of which $4 million and $9 million, respectively, were classified as current. The majority of our asset retirement obligations are associated with our CO2 business segment, where we are required to plug and abandon oil and gas wells that have been removed from service and to remove the surface wellhead equipment and compressors.

7.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. As of December 31, 2017 and 2016, our investments consisted of the following (in millions):

	December 31,
	2017	2016
Citrus Corporation	$1,698	$1,709
SNG	1,495	1,505
Ruby	774	798
NGPL Holdings LLC	687	475
Gulf LNG Holdings Group, LLC	461	485
Plantation Pipe Line Company	331	333
EagleHawk	314	329
Utopia Holding LLC	276	55
MEP	253	328
Red Cedar Gathering Company	187	191
Watco Companies, LLC	182	180
Double Eagle Pipeline LLC	149	151
FEP	112	101
Liberty Pipeline Group LLC	71	75
Bear Creek Storage	63	61
Sierrita Gas Pipeline LLC	55	57
Fort Union Gas Gathering L.L.C.	12	25
All others	178	169
Total investments	$7,298	$7,027

As shown in the investment balance table above and the earnings (losses) from equity investments table below, our significant equity investments, as of December 31, 2017 consisted of the following:

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

•	SNG—We operate SNG and own a 50% interest in SNG; and Evergreen Enterprise Holdings, LLC, a subsidiary of Southern Company, owns the remaining 50% interest.

•
Ruby—We operate Ruby and own the common interest in Ruby, the sole owner of the Ruby Pipeline natural gas transmission system. Pembina Pipeline Corporation (Pembina) owns the remaining interest in Ruby in the form of a convertible preferred interest. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby;

•
NGPL Holdings LLC— We operate NGPL Holdings LLC and own a 50% interest in NGPL Holdings LLC, the indirect owner of NGPL and certain affiliates, collectively referred to in this report as NGPL, a major interstate natural gas pipeline and storage system. The remaining 50% interest is owned by Brookfield;

•
Gulf LNG Holdings Group, LLC—We operate Gulf LNG Holdings Group, LLC and own a 50% interest in Gulf LNG Holdings Group, LLC, the owner of a LNG receiving, storage and regasification terminal near Pascagoula, Mississippi, as well as pipeline facilities to deliver vaporized natural gas into third party pipelines for delivery into various markets around the country. The remaining 50% interest is owned by a variety of investment entities, including subsidiaries of The Blackstone Group, LP; Warburg Pincus, LLC; Kelso and Company; and Lightfoot Capital Partners, LP, which is majority owned by GE Energy Financial Services.

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

•	Utopia Holding L.L.C. — We operate Utopia Holding L.L.C. and own a 50% interest in Utopia Holding L.L.C. Riverstone Investment Group LLC owns the remaining 50% interest;

•	MEP—We operate MEP and own a 50% interest in MEP, the sole owner of the MEP natural gas pipeline system. The remaining 50% ownership interest is owned by subsidiaries of Energy Transfer Partners L.P.;

•
Red Cedar Gathering Company—We own a 49% interest in Red Cedar Gathering Company, the sole owner of the Red Cedar natural gas gathering, compression and treating system.  The Southern Ute Indian Tribe owns the remaining 51% interest and serves as operator of Red Cedar;

•
Watco Companies, LLC—We hold a preferred and common equity investment in Watco Companies, LLC, the largest privately held short line railroad company in the U.S.  We own 100,000 Class A and 50,000 Class B preferred shares and pursuant to the terms of the investment, receive priority, cumulative cash and stock distributions from the preferred shares at a rate of 3.25% and 3.00% per quarter, respectively, and participate partially in additional profit distributions at a rate equal to 0.4%.  Neither class holds any voting powers, but do provide us certain approval rights, including the right to appoint one of the members to Watco’s board of managers. In addition to the senior interests, we also hold approximately 13,000 common equity units, which represents a 3.2% common ownership;

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

•
Bear Creek Storage—We own a combined 75% interest in Bear Creek through: our wholly owned subsidiary’s (TGP) 50% interest and an additional 25% indirect interest through our 50% equity interest in SNG, which owns the remaining 50% interest;

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

•
Cortez Pipeline Company—We operate the Cortez CO2 pipeline system, and as of December 31, 2017, we owned a 52.98% interest in the Cortez Pipeline Company, the sole owner of the Cortez CO2 pipeline system. Mobil Cortez Pipeline Inc. owns 33.25%; and Cortez Vickers Pipeline Company owns the remaining 13.77%.

Our earnings (losses) from equity investments were as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Citrus Corporation	$108	$102	$96
SNG	77	58	—
FEP	53	51	55
Gulf LNG Holdings Group, LLC	47	48	49
Plantation Pipe Line Company	46	37	29
Cortez Pipeline Company(a)	44	24	(3)
Ruby	44	15	18
MEP	38	40	45
EagleHawk	24	10	24
Watco Companies, LLC	19	25	16
Red Cedar Gathering Company(b)	14	24	26
Fort Union Gas Gathering L.L.C.(c)	10	1	16
NGPL Holdings LLC	10	12	—
Liberty Pipeline Group LLC	9	11	9
Bear Creek Storage	8	2	—
Sierrita Gas Pipeline LLC	7	7	9
Double Eagle Pipeline LLC	7	5	3
Parkway Pipeline LLC	—	14	5
All others	13	11	17
Total earnings from equity investments	$578	$497	$414
Amortization of excess costs	(61)	(59)	(51)
_______

(a)	2017, 2016 and 2015 amounts include $(4) million, $9 million and $26 million, respectively, representing our share of a non-cash impairment charge (pre-tax) recorded by Cortez Pipeline Company.

(b)	2017 amount includes non-cash impairment charges of $10 million (pre-tax) related to our investment.

(c)	2016 amount includes non-cash impairment charges of $7 million (pre-tax) related to our investment.

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (in millions; amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2017	2016	2015
Revenues	$4,703	$4,084	$3,857
Costs and expenses	3,398	3,056	3,408
Net income	$1,305	$1,028	$449

	December 31,
Balance Sheet	2017	2016
Current assets	$956	$892
Non-current assets	22,344	22,170
Current liabilities	1,241	3,532
Non-current liabilities	10,605	9,187
Partners’/owners’ equity	11,454	10,343

8.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2017 and 2016 are summarized by reporting unit as follows (in millions):

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Kinder Morgan Canada	Total
Historical Goodwill	$17,527	$5,812	$1,528	$2,125	$221	$1,584	$556	$29,353
Accumulated impairment losses	(1,643)	(1,597)	—	(1,197)	(70)	(679)	(377)	(5,563)
December 31, 2015	15,884	4,215	1,528	928	151	905	179	23,790
Currency translation	—	—	—	—	—	—	6	6
Divestitures(a)	(1,635)	—	—	—	—	(9)	—	(1,644)
December 31, 2016	14,249	4,215	1,528	928	151	896	185	22,152
Currency translation	—	—	—	—	—	—	13	13
Divestitures(b)	—	—	—	—	—	(3)	—	(3)
December 31, 2017	$14,249	$4,215	$1,528	$928	$151	$893	$198	$22,162
_______

(a)
2016 includes $1,635 million related to the sale of a 50% interest in our SNG natural gas pipeline system by Natural Gas Pipelines Regulated to Southern Company and $9 million related to certain terminal divestitures.

(b)	2017 includes $3 million related to certain terminal divestitures.

Refer to Note 2 “Summary of Significant Accounting Policies—Goodwill” for a description of our accounting for goodwill and Note 4 “Impairments and Losses on Divestitures” for further discussion regarding impairments.

We determine the fair value of each reporting unit as of May 31 of each year based primarily on a market approach utilizing enterprise value to estimated EBITDA multiples of comparable companies. The value of each reporting unit is determined on a stand-alone basis from the perspective of a market participant representing the price estimated to be received in a sale of the reporting unit in an orderly transaction between market participants at the measurement date. For our Natural Gas Pipelines Non-Regulated reporting unit, our May 31, 2017 annual test included a discounted cash flow analysis (income approach) to evaluate the fair value of this reporting unit to provide additional indication of fair value based on the present value of cash flows this reporting unit is expected to generate in the future. We weighted the market and income approaches for this reporting unit to arrive at an estimated fair value of this reporting unit giving more weighting on the income approach and less on the market approach as we believed the value indicated using the income approach is more representative of the value that could be received from a market participant. As of May 31, 2017, each of our reporting units indicated a fair value in excess of their respective carrying values and step 2 was not required. The amount of excess fair value over the carrying value ranged from approximately 3% for our Natural Gas Pipelines Non-Regulated reporting unit to 89% for our Products Pipelines Terminals as of May 31, 2017. The results of our Step 1 analysis did not indicate an impairment of goodwill and we did not identify any triggers for further impairment analysis during the remainder of the year.

Due to the effect of commodity prices on market conditions that impacted the energy sector, during the fourth quarter 2015, we conducted an interim test of the recoverability of goodwill as of December 31, 2015, and concluded that the goodwill of our Natural Gas Pipelines - Non-Regulated reporting unit was impaired by $1.15 billion.

The fair value estimates of our reporting unit fair value, and in arriving at the fourth quarter 2015 impairment amount, were based on Level 3 inputs of the fair value hierarchy.

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

The following table provides detail on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts, premiums and issuance costs (in millions):

	December 31,
	2017	2016
Unsecured term loan facility, variable rate, due January 26, 2019(a)	$—	$1,000
Senior note, floating rate, due January 15, 2023(a)	250	—
Senior notes, 1.50% through 8.05%, due 2017 through 2098(a)(b)(c)	13,136	13,236
Credit facility due November 26, 2019	125	—
Commercial paper borrowings	240	—
KML Credit Facility(d)	—	—
KMP senior notes, 2.65% through 9.00%, due 2017 through 2044(c)(e)	18,885	19,485
TGP senior notes, 7.00% through 8.375%, due 2017 through 2037(c)(f)	1,240	1,540
EPNG senior notes, 5.95% through 8.625%, due 2017 through 2032(c)(g)	760	1,115
CIG senior notes, 4.15% and 6.85%, due 2026 and 2037(c)	475	475
Kinder Morgan Finance Company, LLC, senior notes, 6.00% and 6.40%, due 2018 and 2036(c)	786	786
Hiland Partners Holdings LLC, senior notes, 5.50%, due 2022(a)(h)	—	225
EPC Building, LLC, promissory note, 3.967%, due 2017 through 2035	421	433
Trust I preferred securities, 4.75%, due March 31, 2028(i)	221	221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock(j)	100	100
Other miscellaneous debt(k)	277	285
Total debt – KMI and Subsidiaries	36,916	38,901
Less: Current portion of debt(l)	2,828	2,696
Total long-term debt – KMI and Subsidiaries(m)	$34,088	$36,205
_______

(a)
On August 10, 2017, we issued $1 billion of unsecured senior notes with a fixed rate of 3.15% and $250 million of unsecured senior notes with a floating rate, both due January 2023. The net proceeds from the notes were primarily used to repay the principal amount of Hiland’s 5.50% senior notes due 2022, plus accrued interest, and to repay the $1 billion term loan facility due 2019. Interest on the 3.15% senior notes due 2023 is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2018, and the notes will mature on January 15, 2023. Interest on the floating rate senior notes due 2023 is payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning on October 15, 2017, and such notes will mature on January 15, 2023. We may redeem all or a part of the 3.15% fixed rate notes at any time at the redemption prices. The floating rate notes are not redeemable prior to maturity. See (b) and (h) below.

(b)
Amounts include senior notes that are denominated in Euros and have been converted to U.S. dollars and are respectively reported above at the December 31, 2017 exchange rate of 1.2005 U.S. dollars per Euro and the December 31, 2016 exchange rate of 1.0517 U.S. dollars per Euro. For the year ended December 31, 2017, our debt balance increased by $186 million as a result of the change in the exchange rate of U.S dollars per Euro. The increase in debt due to the changes in exchange rates is offset by a corresponding change in the value of cross-currency swaps reflected in “Deferred charges and other assets” and “ Other long-term liabilities and deferred credits” on our consolidated balance sheets. At the time of issuance, we entered into cross-currency swap agreements associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 14 “Risk Management—Foreign Currency Risk Management”). In June 2017, we repaid $786 million of maturing 7.00% senior notes and in December 2017, we repaid $500 million of maturing 2.00% senior notes. The December 31, 2017 balance includes the $1 billion of unsecured term notes with a fixed rate of 3.15% due January 15, 2023 discussed in (a) above.

(c)
Notes provide for the redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make whole premium and are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.

(d)
The KML Credit Facility is denominated in C$ and has been converted to U.S. dollars and reported above at the December 31, 2017 exchange rate of 0.7971 U.S. dollars per C$. See “—Credit Facilities and Restrictive Covenants” below.

(e)	In February 2017, we repaid $600 million of maturing 6.00% senior notes.

(f)	In April 2017, we repaid $300 million of maturing 7.50% senior notes.

(g)	In April 2017, we repaid $355 million of maturing 5.95% senior notes.

(h)
In August 2017, we repaid $225 million of the outstanding principal amount of 5.50% senior notes with a maturity date of May 15, 2022 using net proceeds from the sale of the January 2023 notes (see (a) above). We recognized a $3.8 million loss from the early extinguishment of debt, included within “Interest, net” on the accompanying consolidated statements of income for the year ended December 31, 2017 consisting of a $9.3 million premium on the debt repaid and a $5.5 million gain from the write-off of unamortized purchase accounting associated with the early extinguished debt.

(i)
Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2017, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75%, carry a liquidation value of $50 per security plus accrued and unpaid distributions and are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; (ii) $25.18 in cash without interest; and (iii) 1.100 warrants to purchase a share of our Class P common stock. Our warrants expired on May 25, 2017, along with the portion of the mixed consideration that provided for the conversion into 1.100 warrants to purchase a share of our Class P common stock. We have the right to redeem these Trust I Preferred Securities at any time. Because of the substantive conversion rights of the securities into the mixed consideration, we bifurcated the fair value of the Trust I Preferred Securities into debt and equity components and as of December 31, 2017, the outstanding balance of $221 million (of which $111 million was classified as current) was bifurcated between debt ($200 million) and equity ($21 million).

(j)
As of December 31, 2017 and 2016, KMGP had outstanding, 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057.  Since August 18, 2012, dividends on the preferred stock accumulate at a floating rate of the 3-month LIBOR plus 3.8975% and are payable quarterly in arrears, when and if declared by KMGP’s board of directors, on February 18, May 18, August 18 and November 18 of each year, beginning November 18, 2012.  The preferred stock has approval rights over a commencement of or filing of voluntary bankruptcy by KMP or its SFPP or Calnev subsidiaries.

(k)
In conjunction with the construction of the Totem Gas Storage facility (Totem) and the High Plains pipeline (High Plains), CIG’s joint venture partner in WYCO funded 50% of the construction costs. Upon project completion, the advances were converted into a financing obligation to WYCO. As of December 31, 2017, the principal amounts of the Totem and High Plains financing obligations were $69 million and $88 million, respectively, which will be paid in monthly installments through 2039 based on the initial lease term. The interest rate on these obligations is 15.5%, payable on a monthly basis.

(l)	Amounts include KMI and KML outstanding credit facility borrowings, commercial paper borrowings and other debt maturing within 12 months. See “—Current Portion of Debt” below.

(m)
Excludes our “Debt fair value adjustments” which, as of December 31, 2017 and 2016, increased our combined debt balances by $927 million and $1,149 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see —“Debt Fair Value Adjustments” below.

We and substantially all of our wholly owned domestic subsidiaries are a party to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Also, see Note 19 “Guarantee of Securities of Subsidiaries.”

Credit Facilities and Restrictive Covenants
KMI

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

Our credit facility included the following restrictive covenants as of December 31, 2017:

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

As of December 31, 2017, we had $125 million outstanding under our credit facility, $240 million outstanding under our commercial paper program and $107 million in letters of credit. Our availability under this facility as of December 31, 2017 was $4,528 million. As of December 31, 2017, we were in compliance with all required covenants.

KML

On June 16, 2017, KML’s indirect subsidiaries, Kinder Morgan Cochin ULC and Trans Mountain Pipeline ULC, entered into a definitive credit agreement establishing (i) a C$4.0 billion revolving construction facility for the purposes of funding the development, construction and completion of the TMEP, (ii) a C$1.0 billion revolving contingent credit facility for the purpose of funding, if necessary, additional TMEP costs (and, subject to the need to fund such additional costs, meeting the Canadian NEB-mandated liquidity requirements) and (iii) a C$500 million revolving working capital facility to be used for working capital and other general corporate purposes (collectively, the “KML Credit Facility”). On January 23, 2018, KML entered into an agreement amending certain terms of its Credit Facility to, among other things, provide additional funding certainty with respect to each tranche of its Credit Facility. The KML Credit Facility has a five-year term and is with a syndicate of financial institutions with Royal Bank of Canada as the administrative agent. Any undrawn commitments under the KML Credit Facility will incur a standby fee of 0.30% to 0.625%, with the range dependent on the credit ratings of Kinder Morgan Cochin ULC or KML. The KML Credit Facility is guaranteed by KML and all of the non-borrower subsidiaries of KML and are secured by a first lien security interest on all of the assets of KML and the equity and assets of the other guarantors.

Draw downs of funds on the KML Credit Facility bear interest dependent on the type of loans requested and are as follows:

•	bankers’ acceptances or LIBOR loans are at an annual rate of approximately Canadian Dealer Offered Rate (CDOR);

•	or the LIBOR, as the case may be, plus a fixed spread ranging from 1.50% to 2.50%;

•
loans in Canadian dollars or U.S. dollars are at an annual rate of approximately the Canadian prime rate or the U.S. dollar base rate, as the case may be, plus a fixed spread ranging from 0.50% to 1.50%, in each case, with the range dependent on the credit ratings of KML; and

•
letters of credit (under the working capital facility only) will have issuance fees based on an annual rate of approximately CDOR plus a fixed spread ranging from 1.50% to 2.50%, with the range dependent on the credit ratings of the Company.

The foregoing rates and fees will increase by 0.25% upon the fourth anniversary of the KML Credit Facility.

The KML Credit Facility includes various financial and other covenants including:

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

As of December 31, 2017, KML had C$447 million available under its five year C$500 million working capital facility (after reducing the capacity for the C$53.0 million (U.S.$42 million) in letters of credit) and no amounts outstanding under its C$4.0 billion construction facility or its C$1.0 billion revolving contingent credit facility. As of December 31, 2017, KML was in compliance with all required covenants.

Current Portion of Debt
The primary components of our current portion of debt include the following significant series of long-term notes (in millions):

As of December 31, 2017	$750	Kinder Morgan Finance Company, LLC, 6.00% senior notes due January 2018
	$82	7.00% senior notes due February 2018
	$975	KMP 5.95% senior notes due February 2018
	$477	7.25% senior notes due June 2018

As of December 31, 2016	$600	KMP 6.00% senior notes due February 2017
	$300	TGP 7.50% senior notes due April 2017
	$355	EPNG 5.95% senior notes due April 2017
	$786	7.00% senior notes due June 2017
	$500	2.00% senior notes due December 2017

Subsequent Event—Debt Repayments

In January 2018, we repaid $750 million of maturing 6.00% Kinder Morgan Finance Company, LLC senior notes and in February 2018, we repaid $82 million of maturing 7.00% senior notes both listed above in current portion of debt as of December 31, 2017.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2017, are summarized as follows (in millions):

Year	Total
2018	$2,828
2019	2,820
2020	2,204
2021	2,422
2022	2,558
Thereafter	24,084
Total	$36,916

Debt Fair Value Adjustments

The carrying value adjustment to debt securities whose fair value is being hedged is included within “Debt fair value adjustments” on our accompanying consolidated balance sheets. “Debt fair value adjustments” also include unamortized debt discount/premiums, purchase accounting debt fair value adjustments, unamortized portion of proceeds received from the early termination of interest rate swap agreements, and debt issuance costs. As of December 31, 2017, the weighted-average amortization period of the unamortized premium from the termination of interest rate swaps was approximately 16 years. The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets (in millions):

	December 31,
Debt Fair Value Adjustments	2017	2016
Purchase accounting debt fair value adjustments	$719	$806
Carrying value adjustment to hedged debt	115	220
Unamortized portion of proceeds received from the early termination of interest rate swap agreements	297	342
Unamortized debt discounts, net	(74)	(80)
Unamortized debt issuance costs	(130)	(139)
Total debt fair value adjustments	$927	$1,149

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 5.02% during 2017 and 4.95% during 2016. Information on our interest rate swaps is contained in Note 14 “Risk Management.” For information about our contingent debt agreements, see Note 13 “Commitments and Contingent Liabilities—Contingent Debt”).

10.  Share-based Compensation and Employee Benefits

Share-based Compensation

Class P Shares

Kinder Morgan, Inc. Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Amended and Restated Stock Compensation Plan for Non-Employee Directors, in which our eligible non-employee directors participate.  The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect to receive shares of Class P common stock.  Each election will be generally at or around the first board meeting in January of each calendar year and will be effective for the entire calendar year.  An eligible director may make a new election each calendar year.  The total number of shares of Class P common stock authorized under the plan is 250,000.  During 2017, 2016 and 2015, we made restricted Class P common stock grants to our non-employee directors of 17,740, 31,880 and 9,580, respectively. These grants were valued at time of issuance at $400,000, $400,000 and $401,000, respectively. All of the restricted stock awards made to non-employee directors vest during a six-month period.

Kinder Morgan, Inc. 2015 Amended and Restated Stock Incentive Plan

The Kinder Morgan, Inc. 2015 Amended and Restated Stock Incentive Plan is an equity awards plan available to eligible employees.  The total number of shares of Class P common stock authorized under the plan is 33,000,000. The following table sets forth a summary of activity and related balances of our restricted stock awards excluding that issued to non-employee directors (in millions, except share and per share amounts):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	9,038,137	$32.72	7,645,105	$37.91	7,373,294	$37.63
Granted	3,221,691	19.52	2,816,599	21.36	1,488,467	38.20
Vested	(1,501,939)	36.67	(1,226,652)	38.53	(817,797)	35.66
Forfeited	(239,545)	28.34	(196,915)	35.74	(398,859)	38.51
Outstanding at end of period	10,518,344	$28.21	9,038,137	$32.72	7,645,105	$37.91

The intrinsic value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $30 million, $25 million and $31 million, respectively. Restricted stock awards made to employees have vesting periods ranging from 1 year with variable vesting dates to 10 years. Following is a summary of the future vesting of our outstanding restricted stock awards:

Year	Vesting of Restricted Shares
2018	2,272,019
2019	4,268,118
2020	3,647,967
2021	199,850
2022	65,928
Thereafter	64,462
Total Outstanding	10,518,344

The related compensation costs less estimated forfeitures is generally recognized ratably over the vesting period of the restricted stock awards.  Upon vesting, the grants will be paid in our Class P common shares.

During 2017, 2016 and 2015, we recorded $65 million, $66 million and $52 million, respectively, in expense related to restricted stock awards and capitalized approximately $9 million, $9 million and $15 million, respectively.  At December 31, 2017 and 2016, unrecognized restricted stock awards compensation costs, less estimated forfeitures, was approximately $112 million and $133 million, respectively.

KML Restricted Shares

KML adopted the 2017 Restricted Share Unit Plan for Employees, an equity awards plan, for its eligible employees, and the 2017 Restricted Share Unit Plan for Non-Employee Directors, in which its eligible non-employee directors participate. During the year ended December 31, 2017, we recognized $1 million of expense and capitalized $1 million related to these compensation programs. At December 31, 2017, unrecognized compensation costs, less estimated forfeitures associated with KML’s restricted share unit awards, was approximately $8 million.

Pension and Other Postretirement Benefit Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. The total cost for our savings plan was approximately $47 million, $47 million, and $46 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pension Plans

Our U.S. pension plans are defined benefit plans that cover substantially all of our U.S. employees and provide benefits under a cash balance formula. A participant in the cash balance formula accrues benefits through contribution credits based on a combination of age and years of service, multiplied by eligible compensation. Interest is also credited to the participant’s plan account. A participant becomes fully vested in the plan after three years and may take a lump sum distribution upon termination of employment or retirement. Certain collectively bargained and grandfathered employees accrue benefits through career pay or final pay formulas.

Two of our subsidiaries, Kinder Morgan Canada Inc. and Trans Mountain Pipeline ULC (as general partner of Trans Mountain Pipeline L.P.), are sponsors of pension plans for eligible Canadian and Trans Mountain pipeline employees.  The plans include registered defined benefit pension plans, supplemental unfunded arrangements (which provide pension benefits in excess of statutory limits) and defined contributory plans. Benefits under the defined benefit components accrue through career pay or final pay formulas. The net periodic benefit costs, contributions and liability amounts associated with our Canadian plans are not material to our consolidated income statements or balance sheets; however, we began to include the activity and balances associated with our Canadian plans (including our Canadian OPEB plans discussed below) in the following disclosures on a prospective basis beginning in 2016. For the year ended December 31, 2015, the associated net periodic benefit costs for these combined Canadian plans of $12 million were reported separately.

Other Postretirement Benefit Plans

We and certain of our U.S. subsidiaries provide other postretirement benefits (OPEB), including medical benefits for closed groups of retired employees and certain grandfathered employees and their dependents, and limited postretirement life insurance benefits for retired employees. Our Canadian subsidiaries also provide OPEB benefits to current and future retirees and their dependents. The U.S. plans provide a fixed subsidy to post-age 65 Medicare eligible participants to purchase coverage through a retiree Medicare exchange. Medical benefits under these OPEB plans may be subject to deductibles, co-payment provisions, dollar caps and other limitations on the amount of employer costs, and we reserve the right to change these benefits.

Additionally, our subsidiary SFPP has incurred certain liabilities for postretirement benefits to certain current and former employees, their covered dependents, and their beneficiaries. However, the net periodic benefit costs, contributions and liability amounts associated with the SFPP postretirement benefit plan are not material to our consolidated income statements or balance sheets.

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2017 and 2016 (in millions):

	Pension Benefits		OPEB
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of period	$2,884	$2,654	$473	$509
Service cost	40	36	1	1
Interest cost	88	89	13	16
Actuarial loss (gain)	155	127	(16)	(42)
Benefits paid	(180)	(180)	(38)	(41)
Participant contributions	3	3	2	2
Medicare Part D subsidy receipts	—	—	1	1
Exchange rate changes	13	4	1	1
Settlements	(21)	—	—	—
Other(a)	—	151	(12)	26
Benefit obligation at end of period	2,982	2,884	425	473

Change in plan assets:
Fair value of plan assets at beginning of period	2,160	2,050	332	325
Actual return on plan assets	292	157	29	29
Employer contributions	32	8	9	16
Participant contributions	3	3	2	2
Medicare Part D subsidy receipts	—	—	1	1
Benefits paid	(180)	(180)	(38)	(41)
Exchange rate changes	10	3	—	—
Settlements	(21)	—	—	—
Other(a)	—	119	—	—
Fair value of plan assets at end of period	2,296	2,160	335	332
Funded status - net liability at December 31,	$(686)	$(724)	$(90)	$(141)
_______

(a)
2017 amounts represent December 31, 2016 balances associated with our Plantation Pipeline OPEB plan that are no longer included in these disclosures. 2016 amounts primarily represent December 31, 2015 balances associated with our Canadian pension and OPEB plans for prospective inclusion in these disclosures, which associated net periodic benefit costs were reported separately in years prior to 2016.

Components of Funded Status. The following table details the amounts recognized in our balance sheets at December 31, 2017 and 2016 related to our pension and OPEB plans (in millions):

	Pension Benefits		OPEB
	2017	2016	2017	2016
Non-current benefit asset(a)	$—	$—	$198	$153
Current benefit liability	—	—	(15)	(16)
Non-current benefit liability	(686)	(724)	(273)	(278)
Funded status - net liability at December 31,	$(686)	$(724)	$(90)	$(141)
_______

(a)
2017 and 2016 OPEB amounts include $33 million and $29 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

Components of Accumulated Other Comprehensive (Loss) Income. The following table details the amounts of pre-tax accumulated other comprehensive (loss) income at December 31, 2017 and 2016 related to our pension and OPEB plans which are included on our accompanying consolidated balance sheets, including the portion attributable to our noncontrolling interests, (in millions):

	Pension Benefits		OPEB
	2017	2016	2017	2016
Unrecognized net actuarial (loss) gain	$(635)	$(682)	$88	$69
Unrecognized prior service (cost) credit	(4)	(5)	17	18
Accumulated other comprehensive (loss) income	$(639)	$(687)	$105	$87

We anticipate that approximately $34 million of pre-tax accumulated other comprehensive loss, inclusive of amounts reported as noncontrolling interests, will be recognized as part of our net periodic benefit cost in 2018, including approximately $36 million of unrecognized net actuarial loss and approximately $2 million of unrecognized prior service credit.

Our accumulated benefit obligation for our pension plans was $2,840 million and $2,834 million at December 31, 2017 and 2016, respectively.

Our accumulated postretirement benefit obligation for our OPEB plans, whose accumulated postretirement benefit obligations exceeded the fair value of plan assets, was $373 million and $415 million at December 31, 2017 and 2016, respectively. The fair value of these plans’ assets was approximately $84 million and $121 million at December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, the allowable range for asset allocations in effect for our U.S. pension plan were 34% to 59% equity, 37% to 57% fixed income, 0% to 5% cash, 0% to 2% alternative investments and 0% to 10% company securities (KMI Class P common stock and/or debt securities).  As of December 31, 2017, the allowable range for asset allocations in effect for our U.S. retiree medical and retiree life insurance plans were 15% to 55% equity, 15% to 47% fixed income, 0% to 20% cash and 13% to 39% MLPs. As of December 31, 2017, the target asset allocation for our Canadian pension plans that are closed to new participants was 90% fixed income and 10% equity. The target allocation for the remaining Canadian pension plans were 45% fixed income and 55% equity.

Below are the details of our pension and OPEB plan assets by class and a description of the valuation methodologies used for assets measured at fair value.

•
Level 1 assets’ fair values are based on quoted market prices for the instruments in actively traded markets. Included in this level are cash, equities, exchange traded mutual funds and MLPs. These investments are valued at the closing price reported on the active market on which the individual securities are traded.

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

•
Plan assets with fair values that are based on the net asset value per share, or its equivalent (NAV), as reported by the issuers are determined based on the fair value of the underlying securities as of the valuation date and include common/collective trust funds, private investment funds, limited partnerships, and fixed income trusts. The plan assets measured at NAV are not categorized within the fair value hierarchy described above, but are separately identified in the following tables.

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2017 and 2016 (in millions):

	Pension Assets
	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Measured within fair value hierarchy
Cash	$6	$—	$—	$6	$10	$—	$—	$10
Short-term investment funds	—	65	—	65	—	100	—	100
Mutual funds(a)	245	—	—	245	197	—	—	197
Equities(b)	278	—	—	278	283	—	—	283
Fixed income securities(c)	—	416	—	416	—	428	—	428
Immediate participation guarantee contract	—	—	—	—	—	—	16	16
Derivatives	—	5	—	5	—	(2)	—	(2)
Subtotal	$529	$486	$—	1,015	$490	$526	$16	1,032
Measured at NAV(d)
Common/collective trusts(e)				895				829
Private investment funds(f)				337				290
Private limited partnerships(g)				49				9
Subtotal				1,281				1,128
Total plan assets fair value				$2,296				$2,160
_______

(a)	Includes mutual funds which are invested in equity.

(b)	Plan assets include $110 million and $126 million of KMI Class P common stock for 2017 and 2016, respectively.

(c)	For 2016, plan assets include $1 million of KMI debt securities.

(d)	Plan assets for which fair value was measured using NAV as a practical expedient.

(e)	Common/collective trust funds were invested in approximately 36% fixed income and 64% equity in 2017 and 39% fixed income and 61% equity in 2016.

(f)	Private investment funds were invested in approximately 52% fixed income and 48% equity in 2017 and 54% fixed income and 46% equity in 2016.

(g)	Includes assets invested in real estate, venture and buyout funds. 2016 also includes high yield investments.

	OPEB Assets
	2017				2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Measured within fair value hierarchy
Short-term investment funds	$—	$7	$—	$7	$—	$15	$—	$15
Equities(a)	16	—	—	16	11	—	—	11
MLPs	50	—	—	50	57	—	—	57
Guaranteed insurance contracts	—	—	49	49	—	—	47	47
Mutual funds	1	—	—	1	1	—	—	1
Subtotal	$67	$7	$49	123	$69	$15	$47	131
Measured at NAV(b)
Common/collective trusts(c)				68				68
Fixed income trusts				66				64
Limited partnerships(d)				78				69
Subtotal				212				201
Total plan assets fair value				$335				$332
_______

(a)	Plan assets include $2 million of KMI Class P common stock for each 2017 and 2016.

(b)	Plan assets for which fair value was measured using NAV as a practical expedient.

(c)	Common/collective trust funds were invested in approximately 71% equity and 29% fixed income securities for 2017 and 72% equity and 28% fixed income securities for 2016.

(d)	Limited partnerships were invested in global equity securities.

The following tables present the changes in our pension and OPEB plans’ assets included in Level 3 for the years ended December 31, 2017 and 2016 (in millions):

	Pension Assets
	Balance at Beginning of Period	Transfers In (Out)	Realized and Unrealized Gains (Losses), net	Purchases (Sales), net	Balance at End of Period
2017
Insurance contracts	$16	$—	$—	$(16)	$—

2016
Insurance contracts	$15	$—	$1	$—	$16

	OPEB Assets
	Balance at Beginning of Period	Transfers In (Out)	Realized and Unrealized Gains (Losses), net	Purchases (Sales), net	Balance at End of Period
2017
Insurance contracts	$47	$—	$5	$(3)	$49

2016
Insurance contracts	$49	$—	$(2)	$—	$47

Changes in the underlying value of Level 3 assets due to the effect of changes of fair value were immaterial for the years ended December 31, 2017 and 2016.

Expected Payment of Future Benefits and Employer Contributions. As of December 31, 2017, we expect to make the following benefit payments under our plans (in millions):

Fiscal year	Pension Benefits	OPEB(a)
2018	$244	$36
2019	241	36
2020	242	35
2021	232	34
2022	230	33
2023 - 2027	1,029	149
_______

(a)
Includes a reduction of approximately $2 million in each of the years 2018 - 2022 and approximately $13 million in aggregate for 2023 - 2027 for an expected subsidy related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In 2018, we expect to contribute approximately $30 million to our U.S. pension plans and $7 million, net of anticipated subsidies, to our U.S. OPEB plans. In 2018, we expect to contribute approximately $10 million to our Canadian pension plans and $1 million to our Canadian OPEB plan.

Actuarial Assumptions and Sensitivity Analysis. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation and net benefit costs of our pension and OPEB plans for 2017, 2016 and 2015:

	Pension Benefits			OPEB
	2017	2016	2015	2017	2016	2015
Assumptions related to benefit obligations:
Discount rate	3.56%	3.83%	4.05%	3.48%	3.69%	3.91%
Rate of compensation increase	3.53%	3.52%	3.50%	n/a	n/a	n/a
Assumptions related to benefit costs:
Discount rate for benefit obligations	3.83%	4.05%	3.66%	3.69%	3.91%	3.56%
Discount rate for interest on benefit obligations	3.09%	3.24%	3.66%	3.05%	3.18%	3.56%
Discount rate for service cost	3.88%	4.15%	3.66%	4.15%	4.36%	3.56%
Discount rate for interest on service cost	3.24%	3.50%	3.66%	3.95%	4.17%	3.56%
Expected return on plan assets(a)	7.07%	7.31%	7.50%	6.84%	7.07%	7.08%
Rate of compensation increase	3.52%	3.51%	4.50%	n/a	n/a	n/a
_______

(a)
The expected return on plan assets listed in the table above is a pre-tax rate of return based on our targeted portfolio of investments. For the OPEB assets subject to unrelated business income taxes (UBIT), we utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on a UBIT rate of 21% for 2017, 2016 and 2015.

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

Actuarial estimates for our OPEB plans assumed a weighted-average annual rate of increase in the per capita cost of covered health care benefits of 7.71%, gradually decreasing to 4.54% by the year 2038. Assumed health care cost trends have a significant effect on the amounts reported for OPEB plans. A one-percentage point change in assumed health care cost trends would have the following effects as of December 31, 2017 and 2016 (in millions):

	2017	2016
One-percentage point increase:
Aggregate of service cost and interest cost	$1	$1
Accumulated postretirement benefit obligation	22	27
One-percentage point decrease:
Aggregate of service cost and interest cost	$(1)	$(1)
Accumulated postretirement benefit obligation	(19)	(23)

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows (in millions):

	Pension Benefits			OPEB
	2017	2016	2015	2017	2016	2015
Components of net benefit cost:
Service cost	$40	$36	$33	$1	$1	$—
Interest cost	88	89	99	13	16	21
Expected return on assets	(147)	(151)	(172)	(19)	(19)	(23)
Amortization of prior service cost (credit)	1	1	—	(3)	(3)	(3)
Amortization of net actuarial loss (gain)	52	35	5	(6)	—	1
Curtailment and settlement loss	5	—	—	—	—	—
Net benefit (credit) cost(a)	39	10	(35)	(14)	(5)	(4)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain) arising during period	17	116	267	(25)	(48)	(49)
Prior service cost (credit) arising during period	—	—	—	—	—	—
Amortization or settlement recognition of net actuarial (loss) gain	(64)	(34)	(5)	6	—	(1)
Amortization of prior service credit	(1)	—	—	1	1	1
Exchange rate changes	—	1	—	—	—	—
Total recognized in total other comprehensive (income) loss	(48)	83	262	(18)	(47)	(49)
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$(9)	$93	$227	$(32)	$(52)	$(53)
_______

(a)
2017 and 2016 OPEB amounts each include $4 million of net benefit credits related to a plan that we sponsor that is associated with employee services provided to an unconsolidated joint venture. We charge or refund these costs or credits associated with this plan to the joint venture as an offset to our net benefit cost or credit and receive our proportionate share of these costs or credits through our share of the equity investee’s earnings.

Multiemployer Plans

We participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans were approximately $8 million, $8 million and $10 million for the years ended December 31, 2017, 2016 and 2015, respectively. We consider the overall multi-employer pension plan liability exposure to be minimal in relation to the value of its total consolidated assets and net income.

11.  Stockholders’ Equity

Common Equity

As of December 31, 2017, our common equity consisted of our Class P common stock.

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. During the year ended December 31, 2017, we repurchased approximately 14 million of our Class P shares for approximately $250 million. Subsequent to December 31, 2017 and through February 8, 2018, we repurchased approximately 13 million of our Class P shares for approximately $250 million.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares of our Class P common stock having an aggregate offering of up to $5.0 billion from time to time during the term of this agreement. During the years ended December 31, 2017 and 2016 we did not issue any Class P common stock under this agreement. During the year ended December 31, 2015, we issued and sold 102,614,508 shares of our Class P common stock pursuant to the equity distribution agreement resulting in net proceeds of $3.9 billion.

KMI Common Stock Dividends

Holders of our common stock participate in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Year Ended December 31,
	2017	2016	2015
Per common share cash dividend declared for the period	$0.50	$0.50	$1.605
Per common share cash dividend paid in the period	0.50	0.50	1.93

On January 17, 2018, our board of directors declared a cash dividend of $0.125 per common share for the quarterly period ended December 31, 2017, which is payable on February 15, 2018 to shareholders of record as of January 31, 2018.

Warrants

During the year ended December 31, 2015, we paid a total of $12 million for the repurchases of warrants. The warrant repurchase program dated June 12, 2015, which authorized us to repurchase up to $100 million of warrants, expired along with the warrants on May 25, 2017, at which time 293 million of unexercised warrants to buy KMI common stock expired without the issuance of Class P common stock. Prior to expiration, each of the warrants entitled the holder to purchase one share of our common stock for an exercise price of $40 per share, payable in cash or by cashless exercise.

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

Preferred Stock Dividends

Dividends on our mandatory convertible preferred stock are payable on a cumulative basis when, as and if declared by our board of directors (or an authorized committee thereof) at an annual rate of 9.75% of the liquidation preference of $1,000 per share on January 26, April 26, July 26 and October 26 of each year, commencing on January 26, 2016 to, and including, October 26, 2018. We may pay dividends in cash or, subject to certain limitations, in shares of common stock or any combination of cash and shares of common stock. The terms of the mandatory convertible preferred stock provide that, unless full cumulative dividends have been paid or set aside for payment on all outstanding mandatory convertible preferred stock for all prior dividend periods, no dividends may be declared or paid on common stock. The following table provides information regarding our preferred stock dividends:

Period	Total dividend per share for the period	Date of declaration	Date of record	Date of dividend
January 26, 2017 through April 25, 2017	$24.375	January 18, 2017	April 11, 2017	April 26, 2017
April 26, 2017 through July 25, 2017	24.375	April 19, 2017	July 11, 2017	July 26, 2017
July 26, 2017 through October 25, 2017	24.375	July 19, 2017	October 11, 2017	October 26, 2017
October 26, 2017 through January 25, 2018	24.375	October 18, 2017	January 11, 2018	January 26, 2018

The cash dividend of $24.375 per share of our mandatory convertible preferred stock is equivalent to $1.21875 per depository share.

Noncontrolling Interests

KML Restricted Voting Shares

As discussed in Note 3 “Acquisitions and Divestitures,” on May 30, 2017 our indirect subsidiary, KML, issued 102,942,000 restricted voting shares in a public offering listed on the Toronto Stock Exchange. The public ownership of the KML restricted voting shares represents an approximate 30% interest in our Canadian operations and is reflected within “Noncontrolling interests” in our consolidated financial statements as of and for the period presented after May 30, 2017.

KML Preferred Share Offerings

On August 15, 2017, KML completed an offering of 12,000,000 cumulative redeemable minimum rate reset preferred shares, Series 1 (Series 1 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 1 Preferred Share for total gross proceeds of C$300 million (U.S.$235 million). On December 15, 2017, KML completed an offering of 10,000,000 cumulative redeemable minimum rate reset preferred shares, Series 3 (Series 3 Preferred Shares) on the Toronto Stock Exchange at a price to the public of C$25.00 per Series 3 Preferred Share for total gross proceeds of C$250 million (U.S.$195 million). The net proceeds from the Series 1 and Series 3 Preferred Share offerings of C$293 million (U.S. $230 million) and C$243 million (U.S.$189 million), respectively, were used by KML to indirectly subscribe for preferred units in KMC LP, which in turn were used by KMC LP to repay the KML Credit Facility indebtedness recently incurred to, directly or indirectly, finance the development, construction and completion of the TMEP and Base Line Terminal project, and for its general corporate purposes.

KML Distributions

KML established a dividend policy pursuant to which it may pay a quarterly dividend on its restricted voting shares in an amount based on a portion of its DCF. The payment of dividends is not guaranteed and the amount and timing of any dividends payable will be at the discretion of KML’s board of directors. If declared by KML’s board of directors, KML will pay quarterly dividends, on or about the 45th day (or next business day) following the end of each calendar quarter to holders of its restricted voting shares of record as of the close of business on or about the last business day of the month following the end of each calendar quarter. KML also established a Dividend Reinvestment Plan (DRIP) which allows holders (excluding holders not resident in Canada) of restricted voting shares to elect to have any or all cash dividends payable to such shareholder automatically reinvested in additional restricted voting shares at a price per share calculated by reference to the volume-weighted average of the closing price of the restricted voting shares on the stock exchange on which the restricted voting shares are then listed for the five trading days immediately preceding the relevant dividend payment date, less a discount of between 0% and 5% (as determined from time to time by KML’s board of directors, in its sole discretion).

Dividends on the Series 1 Preferred Shares are fixed, cumulative, preferential and C$1.3125 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding November 15, 2022.

Dividends on the Series 3 Preferred Shares are fixed, cumulative, preferential and C$1.3000 per share annually, payable quarterly on the 15th day of February, May, August and November, as and when declared by the KML’s board of directors, for the initial fixed rate period to but excluding February 15, 2023.

The following table provides information regarding distributions to our noncontrolling interests (in millions except per share and share distribution amounts):

	Year Ended December 31, 2017
	Shares	U.S.$	C$
KML Restricted Voting Shares(a)
Per restricted voting share declared for the period(b)			$0.3821
Per restricted voting share paid in the period		$0.1739	0.2196
Total value of distributions paid in the period		18	23
Cash distributions paid in the period to the public		13	16
Share distributions paid in the period to the public under KML’s DRIP	418,989
KML Series 1 Preferred Shares(c)
Per Series 1 Preferred Share paid in the period		$0.2624	$0.3308
Cash distributions paid in the period to the public		3	4
_______

(a)	Represents dividends subsequent to KML’s May 30, 2017 IPO.

(b)
The U.S.$ equivalent of the dividends declared is calculated based on the exchange rate on the dividend payment date, therefore, the U.S.$ equivalent of the dividend declared for the fourth quarter of 2017 will be calculated using the exchange rate on February 15, 2018.

The combined U.S.$ equivalent of the dividends declared for the second and third quarters of 2017 was $0.1739.

(c)	Represents dividends subsequent to the issuance of KML’s Series 1 Preferred Shares.

On January 17, 2018, KML’s board of directors declared a cash dividend of C$0.328125 per share of its Series 1 Preferred Shares for the period from and including November 15, 2017 through and including February 14, 2018, which is payable on February 15, 2018 to Series 1 Preferred Shareholders of record as of the close of business on January 31, 2018.

On January 17, 2018, KML’s board of directors declared a cash dividend of C$0.22082 per share of its Series 3 Preferred Shares for the period from and including December 15, 2017 through and including February 14, 2018, which is payable on February 15, 2018 to Series 3 Preferred Shareholders of record as of the close of business on January 31, 2018.

12.  Related Party Transactions

Affiliate Balances

We have transactions with affiliates which consist of (i) unconsolidated affiliates in which we hold an investment accounted for under the equity method of accounting (see Note 7 “Investments” for additional information related to these investments); and (ii) external joint venture partners of our proportional method joint ventures, for which we include our proportionate share of balances and activity in our financial statements. The following tables summarize our affiliate balance sheet balances and income statement activity (in millions):

	December 31,
	2017	2016
Balance sheet location
Accounts receivable, net	$34	$37
Other current assets	8	—
Deferred charges and other assets	23	10
	$65	$47

Current portion of debt	$6	$6
Accounts payable	18	28
Other current liabilities	4	9
Long-term debt	155	161
Other long-term liabilities and deferred credits	35	29
	$218	$233

	Year Ended December 31,
	2017	2016	2015
Income statement location
Revenues
Services	$73	$71	$72
Product sales and other	89	71	71
	$162	$142	$143

Operating Costs, Expenses and Other
Costs of sales	$20	$38	$60
Other operating expenses	100	75	55

13.  Commitments and Contingent Liabilities

Leases and Rights-of-Way Obligations

The table below depicts future gross minimum rental commitments under our operating leases and rights-of-way obligations as of December 31, 2017 (in millions):

Year	Commitment
2018	$118
2019	106
2020	81
2021	62
2022	55
Thereafter	300
Total minimum payments	$722

The remaining terms on our operating leases, including probable elections to exercise renewal options, range from one to forty-one years. Total lease and rental expenses were $140 million, $138 million and $143 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of capital leases included within “Property, plant and equipment, net” in our accompanying consolidated balance sheets as of December 31, 2017 and 2016 is not material to our consolidated balance sheets.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2017 and 2016, our contingent debt obligations, as well as our obligations with respect to related letters of credit, totaled $1,070 million and $1,179 million, respectively. Both December 31, 2017 and 2016 amounts are primarily represented by our proportional share of the debt obligations of two equity investees. Under such guarantees we are severally liable for our percentage ownership share of these equity investees’ debt issued in the event of their non-performance. Also included in our contingent debt obligations is a guarantee of a throughput and deficiency agreement supporting certain debt obligations of a subsidiary of our investee, Cortez Pipeline Company. Through this guarantee, we are severally liable for 50% of a Cortez Pipeline Company subsidiary’s debt obligations with respect to a $50 million credit facility and $100 million in bonds. In addition, we have guaranteed 100% of the debt issued by another Cortez Pipeline Company subsidiary to fund an expansion project, of which debt consists of a $50 million credit facility and a $120 million private placement note.

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

Energy Commodity Price Risk Management

As of December 31, 2017, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(21.0)	MMBbl
Crude oil basis	(7.2)	MMBbl
Natural gas fixed price	(46.4)	Bcf
Natural gas basis	(21.7)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.9)	MMBbl
Crude oil basis	(1.2)	MMBbl
Natural gas fixed price	(9.0)	Bcf
Natural gas basis	(23.1)	Bcf
NGL fixed price	(4.1)	MMBbl

As of December 31, 2017, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2021.

Interest Rate Risk Management

As of December 31, 2017 and December 31, 2016, we had a combined notional principal amount of $9,575 million and $9,775 million, respectively, of fixed-to-variable interest rate swap agreements, all of which were designated as fair value hedges. All of our swap agreements effectively convert the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread and have termination dates that correspond to the maturity dates of the related series of senior notes. As of December 31, 2017, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

Foreign Currency Risk Management

As of both December 31, 2017 and 2016, we had a notional principal amount of $1,358 million of cross-currency swap agreements to manage the foreign currency risk related to our Euro denominated senior notes by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes, and such agreements have the same maturities as the hedged senior notes.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		December 31,		December 31,
		2017	2016	2017	2016
	Location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$65	$101	$(53)	$(57)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	14	70	(24)	(24)
Subtotal		79	171	(77)	(81)
Interest rate swap agreements	Fair value of derivative contracts/(Other current liabilities)	41	94	(3)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	164	206	(62)	(57)
Subtotal		205	300	(65)	(57)
Cross-currency swap agreements	Fair value of derivative contracts/(Other current liabilities)	—	—	(6)	(7)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	166	—	—	(24)
Subtotal		166	—	(6)	(31)
Total		450	471	(148)	(169)
Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	8	3	(22)	(29)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(2)	(1)
Total		8	3	(24)	(30)
Total derivatives		$458	$474	$(172)	$(199)

 Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts on our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2017	2016	2015
Interest rate swap agreements	Interest, net	$(103)	$(180)	$25

Hedged fixed rate debt	Interest, net	$105	$160	$(33)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)			Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Year Ended				Year Ended				Year Ended
	December 31,				December 31,				December 31,
	2017	2016	2015		2017	2016	2015		2017	2016	2015
Energy commodity derivative contracts	$24	$(115)	$201	Revenues—Natural gas sales	$12	$15	$54	Revenues—Natural gas sales	$—	$—	$—
				Revenues—Product sales and other	35	148	236	Revenues—Product sales and other	11	(12)	2
				Costs of sales	9	(17)	(15)	Costs of sales	—	—	—
Interest rate swap agreements(c)	—	(2)	(4)	Interest, net	(3)	(3)	(3)	Interest, net	—	—	—
Cross-currency swap	121	13	(33)	Other, net	118	(27)	—	Other, net	—	—	—
Total	$145	$(104)	$164	Total	$171	$116	$272	Total	$11	$(12)	$2
_______

(a)
We expect to reclassify an approximate $1 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of December 31, 2017 into earnings during the next twelve months (when the associated forecasted transactions are also expected to occur), however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

(c)	Amounts represent our share of an equity investee’s accumulated other comprehensive loss.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Year Ended December 31,
		2017	2016	2015
Energy commodity derivative contracts	Revenues—Natural gas sales	$20	$(10)	$17
	Revenues—Product sales and other	(16)	(26)	176
	Costs of sales	—	3	(2)
Interest rate swap agreements	Interest, net	—	63	(15)
Total(a)		$4	$30	$176
________
(a) For the years ended December 31, 2017, 2016 and 2015 includes approximate gains of $57 million, $73 million and $31 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

 In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2017 and 2016, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2017 and December 31, 2016, we had cash margins of $1 million and $37 million, respectively, posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The balance at December 31, 2017, consisted of initial margin requirements of $13 million, offset by variation margin requirements of $12 million. We also use industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of December 31, 2017, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one notch we would be required to post $31 million of additional collateral and no additional collateral beyond this $31 million if we were downgraded two notches.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive loss
Balance as of December 31, 2014	$327	$(108)	$(236)	$(17)
Other comprehensive gain (loss) before reclassifications	164	(214)	(122)	(172)
Gains reclassified from accumulated other comprehensive loss	(272)	—	—	(272)
Net current-period other comprehensive loss	(108)	(214)	(122)	(444)
Balance as of December 31, 2015	219	(322)	(358)	(461)
Other comprehensive (loss) gain before reclassifications	(104)	34	(14)	(84)
Gains reclassified from accumulated other comprehensive loss	(116)	—	—	(116)
Net current-period other comprehensive (loss) income	(220)	34	(14)	(200)
Balance as of December 31, 2016	(1)	(288)	(372)	(661)
Other comprehensive gain before reclassifications	145	55	40	240
Gains reclassified from accumulated other comprehensive loss	(171)	—	—	(171)
KML IPO	—	44	7	51
Net current-period other comprehensive (loss) income	(26)	99	47	120
Balance as of December 31, 2017	$(27)	$(189)	$(325)	$(541)

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

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
As of December 31, 2017
Energy commodity derivative contracts(a)	$17	$70	$—	$87	$(42)	$(12)	$33
Interest rate swap agreements	$—	$205	$—	$205	$(15)	$—	$190
Cross-currency swap agreements	$—	$166	$—	$166	$(6)	$—	$160
As of December 31, 2016
Energy commodity derivative contracts(a)	$6	$168	$—	$174	$(43)	$—	$131
Interest rate swap agreements	$—	$300	$—	$300	$(18)	$—	$282

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(b)	Net amount
As of December 31, 2017
Energy commodity derivative contracts(a)	$(3)	$(98)	$—	$(101)	$42	$—	$(59)
Interest rate swap agreements	$—	$(65)	$—	$(65)	$15	$—	$(50)
Cross-currency swap agreements	$—	$(6)	$—	$(6)	$6	$—	$—
As of December 31, 2016
Energy commodity derivative contracts(a)	$(29)	$(82)	$—	$(111)	$43	$37	$(31)
Interest rate swap agreements	$—	$(57)	$—	$(57)	$18	$—	$(39)
Cross-currency swap agreements	$—	$(31)	$—	$(31)	$—	$—	$(31)
_______

(a)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps and NGL swaps.

(b)
Any cash collateral paid or received is reflected in this table, but only to the extent that it represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from this table.

The table below provides a summary of changes in the fair value of our Level 3 energy commodity derivative contracts (in millions):
Significant unobservable inputs (Level 3)

	Year Ended December 31,
	2017	2016
Derivatives-net asset (liability)
Beginning of period	$—	$(15)
Total gains or (losses) included in earnings	—	(9)
Settlements	—	24
End of period	$—	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or (losses) relating to assets held at the reporting date	$—	$—

During 2016, our Level 3 derivative asset and liability activity consisted primarily of power derivative contracts (which expired in April 2016), where a significant portion of fair value is calculated from underlying market data that is not readily observable. The derived values use industry standard methodologies that may consider the historical relationships among various commodities, modeled market prices, time value, volatility factors and other relevant economic measures. The use of these inputs results in management’s best estimate of fair value, and management would not expect materially different valuation results were we to use different input amounts within reasonable ranges.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below (in millions):

	December 31, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$37,843	$40,050	$40,050	$41,015

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2017 and 2016.

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

•
Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. and portions of Canada that transload and store refined petroleum products, crude oil, chemicals, and ethanol and bulk products, including petroleum coke, steel and coal; and (ii) Jones Act tankers;

•
Products Pipelines—the ownership and operation of refined petroleum products, NGL and crude oil and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, propane, ethane, crude oil and condensate to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities; and

•
Kinder Morgan Canada—the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington, plus the Jet Fuel aviation turbine fuel pipeline that serves the Vancouver (Canada) International Airport.

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

During 2017, 2016 and 2015, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenues
Natural Gas Pipelines
Revenues from external customers	$8,608	$7,998	$8,704
Intersegment revenues	10	7	21
CO2	1,196	1,221	1,699
Terminals
Revenues from external customers	1,965	1,921	1,878
Intersegment revenues	1	1	1
Products Pipelines
Revenues from external customers	1,645	1,631	1,828
Intersegment revenues	16	18	3
Kinder Morgan Canada	256	253	260
Corporate and intersegment eliminations(a)	8	8	9
Total consolidated revenues	$13,705	$13,058	$14,403

	Year Ended December 31,
	2017	2016	2015
Operating expenses(b)
Natural Gas Pipelines	$5,457	$4,393	$4,738
CO2	394	399	432
Terminals	788	768	836
Products Pipelines	487	573	772
Kinder Morgan Canada	95	87	87
Corporate and intersegment eliminations	(6)	2	26
Total consolidated operating expenses	$7,215	$6,222	$6,891

	Year Ended December 31,
	2017	2016	2015
Other expense (income)(c)
Natural Gas Pipelines	$26	$199	$1,269
CO2	(1)	19	606
Terminals	(14)	99	190
Products Pipelines	—	76	2
Kinder Morgan Canada	—	—	(1)
Corporate	1	(7)	—
Total consolidated other expense (income)	$12	$386	$2,066

	Year Ended December 31,
	2017	2016	2015
DD&A
Natural Gas Pipelines	$1,011	$1,041	$1,046
CO2	493	446	556
Terminals	472	435	433
Products Pipelines	216	221	206
Kinder Morgan Canada	46	44	46
Corporate	23	22	22
Total consolidated DD&A	$2,261	$2,209	$2,309

	Year Ended December 31,
	2017	2016	2015
Earnings from equity investments and amortization of excess cost of equity investments, including loss on impairments
Natural Gas Pipelines	$253	$(269)	$285
CO2	42	22	(5)
Terminals	24	19	17
Products Pipelines	48	56	36
Total consolidated equity earnings	$367	$(172)	$333

	Year Ended December 31,
	2017	2016	2015
Other, net-income (expense)
Natural Gas Pipelines	$49	$19	$24
Terminals	8	4	8
Products Pipelines	(1)	2	4
Kinder Morgan Canada	25	15	8
Corporate	1	4	(1)
Total consolidated other, net-income (expense)	$82	$44	$43

	Year Ended December 31,
	2017	2016	2015
Segment EBDA(d)
Natural Gas Pipelines	$3,487	$3,211	$3,067
CO2	847	827	658
Terminals	1,224	1,078	878
Products Pipelines	1,231	1,067	1,106
Kinder Morgan Canada	186	181	182
Total segment EBDA	6,975	6,364	5,891
DD&A	(2,261)	(2,209)	(2,309)
Amortization of excess cost of equity investments	(61)	(59)	(51)
General and administrative and corporate charges	(660)	(652)	(708)
Interest, net	(1,832)	(1,806)	(2,051)
Income tax expense	(1,938)	(917)	(564)
Total consolidated net income	$223	$721	$208

	Year Ended December 31,
	2017	2016	2015
Capital expenditures
Natural Gas Pipelines	$1,376	$1,227	$1,642
CO2	436	276	725
Terminals	888	983	847
Products Pipelines	127	244	524
Kinder Morgan Canada	338	124	142
Corporate	23	28	16
Total consolidated capital expenditures	$3,188	$2,882	$3,896

	2017	2016
Investments at December 31
Natural Gas Pipelines	$6,218	$6,185
CO2	6	—
Terminals	263	252
Products Pipelines	777	566
Kinder Morgan Canada	34	20
Corporate	—	4
Total consolidated investments	$7,298	$7,027

	2017	2016
Assets at December 31
Natural Gas Pipelines	$51,173	$50,428
CO2	3,946	4,065
Terminals	9,935	9,725
Products Pipelines	8,539	8,329
Kinder Morgan Canada	2,080	1,572
Corporate assets(e)	3,382	6,108
Assets held for sale	—	78
Total consolidated assets	$79,055	$80,305
_______

(a)	Includes a management fee for services we perform as operator of an equity investee.

(b)	Includes costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(c)	Includes loss on impairment of goodwill, loss on impairments and divestitures, net and other income, net.

(d)
Includes revenues, earnings from equity investments, other, net, less operating expenses, and other income, net, loss on impairment of goodwill, and loss on impairments and divestitures, net and loss on impairments and divestitures of equity investments, net.

(e)
Includes cash and cash equivalents, margin and restricted deposits, unallocable interest receivable, certain prepaid assets and deferred charges, including income tax related assets, risk management assets related to debt fair value adjustments, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to the reportable segments.

We do not attribute interest and debt expense to any of our reportable business segments.

Following is geographic information regarding the revenues and long-lived assets of our business (in millions):

	Year Ended December 31,
	2017	2016	2015
Revenues from external customers
U.S.	$13,073	$12,459	$13,797
Canada	503	483	479
Mexico	129	116	127
Total consolidated revenues from external customers	$13,705	$13,058	$14,403

	December 31,
	2017	2016	2015
Long-term assets, excluding goodwill and other intangibles
U.S.	$47,928	$49,125	$51,679
Canada	3,071	2,399	2,193
Mexico	80	82	67
Total consolidated long-lived assets	$51,079	$51,606	$53,939

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

FERC Proceedings

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers the most recent of which was filed in 2015 (docketed at OR16-6) challenging SFPP’s filed East Line rates. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. If the shippers prevail on their arguments or claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing date of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. On March 22, 2016, the D.C. Circuit issued a decision in United Airlines, Inc. v. FERC remanding to FERC for further consideration of two issues: (1) the appropriate data to be used to determine the return on equity for SFPP in the underlying docket, and (2) the just and reasonable return to be provided to a tax pass-through entity that includes an income tax allowance in its underlying cost of service. On July 21, 2017, an initial decision by the Administrative Law Judge (ALJ) in OR16-6 concluded that the Complainants are due reparations, with appropriate interest, equal to the difference between what SFPP collected from the Complainants for service on the East Line and the amounts SFPP would have collected had it charged just and reasonable rates for that line.  The ALJ ruled that an income tax allowance should be included in the cost of service both to determine reparations and to set going forward rates, and found that the new just and reasonable rates are not knowable until the FERC reviews the initial decision and orders a compliance filing.  The FERC will determine which portions of the initial decision to affirm, reject or amend. With respect to the various SFPP related complaints and protest proceedings at the FERC, we estimate that the shippers are seeking approximately $40 million in annual rate reductions and approximately $230 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of FERC precedent, as applicable, to pending SFPP cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

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

NGPL and WIC

On January 19, 2017, FERC initiated separate proceedings against NGPL and WIC pursuant to section 5 of the Natural Gas Act. The matters were intended to determine whether NGPL’s and WIC’s current rates were just and reasonable. NGPL and WIC each submitted an Offer of Settlement to the FERC in their respective proceedings. The FERC approved WIC’s Offer of Settlement on November 27, 2017, and the FERC approved NGPL’s Offer of Settlement on January 5, 2018. These settlements will not have a material adverse impact on KMI’s results of operations or cash flows from operations.

TMEP Litigation

There are numerous legal challenges pending before the Federal Court of Appeal which have been filed by various governmental and non-governmental organizations, Aboriginal groups or other parties that seek judicial review of the recommendation of the NEB and subsequent decision by the Federal Governor in Council to conditionally approve the TMEP.

The petitions allege, among other things, that additional consultation, engagement or accommodation is required and that various non-economic impacts of the TMEP were not adequately considered. The remedies sought include requests that the NEB recommendation be quashed, that additional consultations be undertaken, and that the order of the Governor in Council approving the TMEP be quashed. After provincial elections in British Columbia (BC) on May 9, 2017, the New Democratic Party and Green Party formed a majority government. The new BC government sought and was granted limited intervenor status in the Federal Court of Appeal proceedings to argue against the government’s approval of the TMEP. A hearing was conducted by the Federal Court of Appeal from October 2 through October 13, 2017. A decision is expected in the coming months, and is subject to potential further appeal to the Supreme Court of Canada. Although we believe that each of the foregoing appeals lacks merit, in the event an applicant is successful at the Supreme Court of Canada, among other potential impacts, the NEB recommendation or Governor in Council’s approval may be quashed, permits may be revoked, the TMEP may be subject to additional significant regulatory reviews, there may be significant changes to the TMEP plans, further obligations or restrictions may be implemented, or the TMEP may be stopped altogether, which could materially impact the overall feasibility or economic benefits of the TMEP, which in turn would have a material adverse effect on the TMEP and, consequently, our investment in KML.

In addition to the judicial reviews of the NEB recommendation report and Governor in Council’s order, two judicial review proceedings have been commenced at the Supreme Court of BC (Squamish Nation; and the City of Vancouver). The petitions allege a duty and failure to consult or accommodate First Nations, and generally, among other claims, that the Province ought not to have approved the TMEP. Each Applicant seeks to quash the Environmental Assessment Certificate (EAC) that was issued by the BC Environmental Assessment Office. On September 29, 2017, the BC government filed evidence in support of the EAC approval in the judicial review proceeding involving the Squamish Nation. Hearings were conducted in October and November 2017, respectively, for the City of Vancouver and the Squamish Nation judicial review proceedings and the Court took the matters under consideration with decisions expected in the coming months. Although we believe that each of the foregoing appeals lacks merit, in the event that an applicant for judicial review is successful, among other potential impacts, the EAC may be quashed, provincial permits may be revoked, the TMEP may be subject to additional significant regulatory reviews, there may be significant changes to the TMEP plans, further obligations or restrictions may be imposed or the TMEP may be stopped altogether. In the event that an applicant is unsuccessful at the Supreme Court of BC, they may further seek to appeal the decision to the BC Court of Appeal. Any decision of the BC Court of Appeal may be appealed to the Supreme Court of Canada. A successful appeal at either of these levels could result in the same types of consequences described above.

On October 26, 2017 and November 14, 2017, Trans Mountain filed motions with the NEB. The first motion sought to resolve delays experienced by Trans Mountain in obtaining preliminary plan approvals from the City of Burnaby. The second motion sought to establish an NEB process to backstop provincial and municipal processes in a fair, transparent and expedited fashion. On December 7, 2017, the NEB issued an order granting the relief requested by Trans Mountain in respect of its motion related to Burnaby. On January 19, 2018, the NEB granted, in part, Trans Mountain’s motion by establishing a generic process to hear any future motions as they relate to provincial and municipal permitting issues. Burnaby or other interested parties may seek leave to appeal to the Federal Court of Appeal and, if unsuccessful at the Federal Court of Appeal, may further seek to appeal the decision to the Supreme Court of Canada. A successful appeal at either of these levels could result in either one or both of the NEB orders being quashed.

Other Commercial Matters

Union Pacific Railroad Company Easements & Related Litigation

SFPP and Union Pacific Railroad Company (UPRR) have engaged in litigation since 2004 to determine both the extent, if any, to which rent payable by SFPP for the use of pipeline easements on rights-of-way held by UPRR should be adjusted, and the circumstances and conditions under which SFPP must pay to relocate its pipeline within the UPRR rights-of-way. In July 2017, UPRR and SFPP reached a confidential settlement of both the rental and relocation litigation. The amount paid by SFPP to settle the rental litigation was within the right-of-way liability previously recorded by SFPP, and the parties generally agreed to share and allocate the cost of future potential relocations. Although the cost sharing mechanism in the settlement is expected to reduce the cost of future relocations, SFPP does not know UPRR’s plans for projects or other activities that would cause pipeline relocations such that it is difficult to quantify the cost of future potential relocations. Such costs could have an adverse effect on our financial position, results of operations, cash flows, and dividends to our shareholders.

A purported class action lawsuit was filed in 2015 in a U.S. District Court in California by private landowners who claim to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP. Substantially similar follow-on lawsuits were filed in federal courts by landowners in Nevada, Arizona and New Mexico. These suits, which are brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, assert claims against UPRR, SFPP, KMGP, and Kinder

Morgan Operating L.P. “D” alleging that the defendants occupation and use of the subsurface real property was improper. Plaintiffs’ motions for class certification were denied by the federal courts in Arizona and California. The Ninth Circuit Court of Appeals denied Plaintiffs’ request for interlocutory review of the decisions on class certification. The New Mexico and Nevada lawsuits have been stayed. An additional suit was filed in a U.S. District Court in Arizona by private landowners seeking recovery for claims substantially the same as those made in the purported class actions. SFPP views the litigation involving private landowners as primarily a dispute between UPRR and the plaintiff landowners; as such, we expect the lawsuits will be resolved on terms that are not material to KMI’s results of operations, cash flows or dividends to shareholders.

Gulf LNG Facility Arbitration

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that is not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA seeks declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  As set forth in the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel conducted an arbitration hearing in January 2017. During fourth quarter 2017 the arbitration panel informed the parties that it expects to issue its decision on or before February 28, 2018. Eni USA has indicated that it will continue to pay the amounts claimed to be due pending resolution of the dispute. The successful assertion by Eni USA of its claim to terminate or amend its payment obligations under the agreement prior to the expiration of its initial term could have an adverse effect on the business, financial position, results of operations, or cash flows of GLNG and distributions to KMI, a 50% shareholder of GLNG. We view the demand for arbitration to be without merit, and we will continue to contest it vigorously.

Brinckerhoff Merger Litigation

In April 2017, a purported class action suit was filed in the Delaware Court of Chancery by Peter Brinckerhoff, a former EPB unitholder on behalf of a class of former unaffiliated unitholders of EPB, seeking to challenge the $9.2 billion merger of EPB into a subsidiary of KMI as part of a series of transactions in November 2014 whereby KMI acquired all of the outstanding equity interests in KMP, KMR, and EPB that KMI and its subsidiaries did not already own. The suit alleges that the merger consideration did not sufficiently compensate EPB unitholders for the value of three derivative suits concerning drop down transactions which the derivative plaintiff lost standing to pursue after the merger and which the present suit now alleges were collectively worth as much as $700 million. The suit claims that the alleged failure to obtain sufficient merger consideration for the drop down lawsuits constitutes a breach of the EPB limited partnership agreement and the implied covenant of good faith and fair dealing. The suit also asserts claims against KMI and certain individual defendants for allegedly tortiously interfering with and/or aiding and abetting the alleged breach of the limited partnership agreement. Defendants’ motion to dismiss was granted, and the Court dismissed the suit in its entirety. Brinckerhoff filed a notice to appeal the dismissal. In November 2017, counsel for Brinckerhoff filed a separate lawsuit against KMEP and KMI seeking to recover up to $44 million in attorneys’ fees allegedly incurred in connection with the assertion of derivative claims that Brinckerhoff lost standing to pursue. Defendants have moved to dismiss the suit. We continue to believe that both the merger and the drop down transactions were appropriate and in the best interests of EPB, and we intend to continue to defend these lawsuits vigorously.

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

General

As of December 31, 2017 and 2016, our total reserve for legal matters was $350 million and $407 million, respectively. The reserve primarily relates to various claims from regulatory proceedings arising in our products and natural gas pipeline segments.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

In December 2000, the EPA issued General Notice letters to potentially responsible parties including GATX Terminals Corporation (n/k/a KMLT). At that time, GATX owned two liquids terminals along the lower reach of the Willamette River, an industrialized area known as Portland Harbor. Portland Harbor is listed on the National Priorities List and is designated as a Superfund Site under CERCLA. A group of potentially responsible parties formed what is known as the Lower Willamette Group (LWG), of which KMLT is a non-voting member. The LWG agreed to conduct the remedial investigation and feasibility study (RI/FS) leading to the proposed remedy for cleanup of the Portland Harbor site. The EPA issued the FS and the Proposed Plan on June 8, 2016 which included a proposed combination of dredging, capping, and enhanced natural recovery. On January 6, 2017, the EPA issued its Record of Decision (ROD) for the final cleanup plan. The final remedy is more stringent than the remedy proposed in the EPA’s Proposed Plan. The estimated cost increased from approximately $750 million to approximately $1.1 billion and active cleanup is now expected to take as long as 13 years to complete. KMLT and 90 other parties are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs. We are participating in the allocation process on behalf of KMLT and KMBT in connection with their current or former ownership or operation of four facilities located in Portland Harbor. Our share of responsibility for Portland Harbor Superfund Site costs will not be determined until the ongoing non-judicial allocation process is concluded in several years or a lawsuit is filed that results in a judicial decision allocating responsibility. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the site. In addition to CERCLA cleanup costs, we are reviewing and will attempt to settle, if possible, natural resource damage (NRD) claims asserted by state and federal trustees following their natural resource assessment of the site. At this time, we are unable to reasonably estimate the extent of our potential NRD liability.

Roosevelt Irrigation District v. Kinder Morgan G.P., Inc., Kinder Morgan Energy Partners, L.P. , U.S. District Court, Arizona

The Roosevelt Irrigation District sued KMGP, KMEP and others under CERCLA for alleged contamination of the water purveyor’s wells. The First Amended Complaint sought $175 million in damages from approximately 70 defendants. On August 6, 2013 plaintiffs filed their Second Amended Complaint seeking monetary damages in unspecified amounts and reducing the number of defendants to 26 including KMEP and SFPP. The claims now presented against KMEP and SFPP are related to alleged releases from a specific parcel within the SFPP Phoenix Terminal and the alleged impact of such releases on water wells owned by the plaintiffs and located in the vicinity of the Terminal. We filed an answer in response to the Second Amended Complaint and fact discovery is proceeding.

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately twenty uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a potentially responsible party within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG is conducting a radiological assessment of the surface of the mines and the immediate vicinity. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the position of the U.S. as owner of the Navajo Reservation, the U.S.’s exploration activities at the mines, and the pervasive control of such federal agencies over all aspects of the nuclear weapons program. Defendants filed an answer and counterclaims seeking contribution and recovery of response costs allegedly incurred by the federal agencies in investigating uranium impacts on the Navajo Reservation. The counterclaim of defendant EPA has been settled, and no viable claims for reimbursement by the other defendants are known to exist. In August 2017, the District Court found the U.S. liable under CERCLA as owner of the Navajo Reservation. The matter seeking cost recovery and contribution from federal government agencies is set for trial in February 2019. We intend to continue to prosecute and defend this case vigorously.

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

On April 11, 2014, the EPA announced the issuance of its Focused Feasibility Study (FFS) for the lower eight miles of the Passaic River Study Area, and its proposed plan for remedial alternatives to address the dioxin sediment contamination from the mouth of Newark Bay to River Mile 8.3. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank-to-bank and installing an engineered cap at an estimated cost of $1.7 billion. On March 4, 2016, the EPA issued its Record of Decision (ROD) for the lower eight miles of the Passaic River Study area. The final cleanup plan in the ROD is substantially similar to the EPA’s preferred alternative announced on April 11, 2014. On October 5, 2016, the EPA entered into an AOC with one member of the PRP group requiring such member to spend $165 million to perform engineering and design work necessary to begin the cleanup of the lower eight miles of the Passaic River. The design work is expected to take four years to complete and the cleanup is expected to take six years to complete.

In addition, the EPA has notified PRPs, including EPEC Polymers and EPEC Oil Trust that it intends to propose an allocation for the implementation of the remedy for the lower eight miles of the Passaic River Study area. The allocation process has not been finalized and we anticipate the EPA will propose an allocation during 2018. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the FFS and ROD. There is also uncertainty as to the impact of the RI/FS that the CPG is currently preparing for portions of the Site. The draft RI/FS was submitted by the CPG in 2015 and proposes a different remedy than the FFS announced by the EPA. Therefore, the scope of potential EPA claims for the lower eight miles of the Passaic River is not reasonably estimable at this time.

Southeast Louisiana Flood Protection Litigation

On July 24, 2013, the Board of Commissioners of the Southeast Louisiana Flood Protection Authority - East (SLFPA) filed a petition for damages and injunctive relief in a state district court for Orleans Parish, Louisiana against TGP, SNG and approximately 100 other energy companies, alleging that defendants’ drilling, dredging, pipeline and industrial operations since the 1930’s have caused direct land loss and increased erosion and submergence resulting in alleged increased storm surge risk, increased flood protection costs and unspecified damages to the plaintiff. The SLFPA asserts claims for negligence, strict liability, public nuisance, private nuisance, and breach of contract. Among other relief, the petition seeks unspecified monetary damages, attorney fees, interest, and injunctive relief in the form of abatement and restoration of the alleged coastal land loss including but not limited to backfilling and re-vegetation of canals, wetlands and reef creation, land bridge construction, hydrologic restoration, shoreline protection, structural protection, and bank stabilization. On August 13, 2013, the suit was removed to the U.S. District Court for the Eastern District of Louisiana. On February 13, 2015, the Court granted defendants’ motion to dismiss the suit for failure to state a claim, and issued an order dismissing the SLFPA’s claims with prejudice. On March 3, 2017, the Fifth Circuit Court of Appeals affirmed the U.S. District Court’s decision, and the SLFPA’s petition for writ of certiorari to the U.S. Supreme Court was denied on October 30, 2017, thereby resolving this matter in its entirety.

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. The Louisiana Department of Natural Resources and Attorney General have intervened in the lawsuit. The Court has separated the defendants into several trial groups with trials expected to be set to begin in 2019. We expect the case involving TGP will be set for trial in 2020. We will continue to vigorously defend the suit.

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

Vintage Assets, Inc. Coastal Erosion Litigation

On December 18, 2015, Vintage Assets, Inc. and several individual landowners filed a petition in the State District Court for Plaquemines Parish, Louisiana alleging that its 5,000 acre property is composed of coastal wetlands, and that SNG and TGP failed to maintain pipeline canals and banks, causing widening of the canals, land loss, and damage to the ecology and hydrology of the marsh, in breach of right of way agreements, prudent operating practices, and Louisiana law. The suit also claims that defendants’ alleged failure to maintain pipeline canals and banks constitutes negligence and has resulted in encroachment of the canals, constituting trespass. The suit seeks in excess of $80 million in money damages, including recovery of litigation costs, damages for trespass, and money damages associated with an alleged loss of natural resources and projected reconstruction cost of replacing or restoring wetlands. The suit was removed to the U.S. District Court for the Eastern District of Louisiana. The SNG assets at issue were sold to Highpoint Gas Transmission, LLC in 2011, which was subsequently purchased by American Midstream Partners, LP. In response to SNG’s demand for defense and indemnity, American Midstream Partners agreed to pay 50% of joint defense costs and expenses, with a percentage of indemnity to be determined upon final resolution of the suit. On October 20, 2016, plaintiffs filed an amended complaint naming Highpoint Gas Transmission, LLC as an additional defendant. A non-jury trial was held during September 2017. We anticipate a ruling in the first quarter 2018. We will continue to vigorously defend the suit, and intend to appeal any adverse ruling that may result from the trial.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of December 31, 2017 and 2016, we have accrued a total reserve for environmental liabilities in the amount of $279 million and $302 million, respectively. In addition, as of both December 31, 2017 and 2016, we have recorded a receivable of $13 million for expected cost recoveries that have been deemed probable.

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

Topic 606 will require that our revenue recognition policy disclosure include further detail regarding our performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from our contracts with customers. Topic 606 will require us to reclassify certain gathering and processing service fees currently reflected as revenues within our Natural Gas segment as reductions to Cost of sales in the Consolidated Statements of Income prospectively beginning January 1, 2018.  Topic 606 will also require disclosure of significant changes in contract asset and contract liability balances period to period and the amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, as applicable. We utilized the modified retrospective method to adopt the provisions of this standard effective January 1, 2018, which required us to apply the new revenue standard to (i) all new revenue contracts entered into after January 1, 2018 and (ii) all existing revenue contracts as of January 1, 2018 through a cumulative adjustment to our retained deficit balance. In accordance with this approach, our consolidated revenues for periods prior to January 1, 2018 will not be revised. The cumulative effect of the adoption of this standard as of January 1, 2018 was not material.

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

ASU No. 2016-02

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU requires that lessees recognize assets and liabilities on the balance sheet for the present value of the rights and obligations created by all leases with terms of more than 12 months. The ASU also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 will be effective for us as of January 1, 2019. We are currently reviewing the effect of ASU No. 2016-02.

ASU No. 2016-09

On March 30, 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718).” This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 was effective January 1, 2017. We adopted ASU No. 2016-09 with no material impact to our financial statements. See Note 5 “Income Taxes.”

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

ASU No. 2016-18

On November 17, 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  We adopted ASU No. 2016-18 effective January 1, 2018 with no material impact to our financial statements.

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

ASU No. 2017-05

On February 22, 2017, the FASB issued ASU No. 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies the scope and application of ASC 610-20 on contracts for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. This ASU also clarifies that the derecognition of all businesses is in the scope of ASC 810 and defines an “in substance nonfinancial asset.” We utilized the modified retrospective method to adopt the provisions of this ASU effective January 1, 2018, which required us to apply the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) to contracts that were not completed contracts as of January 1, 2018 through a cumulative adjustment to our retained deficit balance. The cumulative effect of the adoption of this standard as of January 1, 2018 was less than $100 million. We will also reclassify EIG’s cumulative contribution to ELC of $485 million from “Other long-term liabilities and deferred credits” to a mezzanine equity classification described as “Redeemable noncontrolling interest” on our future consolidated balance sheets.

ASU No. 2017-07

On March 10, 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost, allows only the service cost component of net benefit cost to be eligible for capitalization, and addresses how to present the service cost component and the other components of net benefit cost in the income statement. We adopted ASU No. 2017-07 effective January 1, 2018 with no material impact to our financial statements.

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

ASU No. 2018-01

On January 25, 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU provides an optional transition practical expedient that, if elected, would not require companies to reconsider its accounting for existing or expired land easements before the adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. ASU No. 2018-01 will be effective for us as of January 1, 2019, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

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

On December 31, 2017, KMP’s interests in Kinder Morgan Bulk Terminals LLC were transferred to KMI. The following condensed consolidating financial information reflects this transaction for all periods presented.

Excluding fair value adjustments, as of December 31, 2017, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, and Subsidiary Guarantors had $13,750 million, $18,885 million, and $3,310 million of Guaranteed Notes outstanding, respectively.   Included in the Subsidiary Guarantors debt balance as presented in the accompanying December 31,

2017 condensed consolidating balance sheet are approximately $162 million of capitalized lease debt that is not subject to the cross guarantee agreement.

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

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2017 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$35	$—	$12,202	$1,614	$(146)	$13,705

Operating Costs, Expenses and Other
Costs of sales	—	—	4,124	322	(101)	4,345
Depreciation, depletion and amortization	16	—	1,933	312	—	2,261
Other operating expenses	76	1	2,999	524	(45)	3,555
Total Operating Costs, Expenses and Other	92	1	9,056	1,158	(146)	10,161

Operating (Loss) Income	(57)	(1)	3,146	456	—	3,544

Other Income (Expense)
Earnings from consolidated subsidiaries	3,575	2,681	419	59	(6,734)	—
Earnings from equity investments	—	—	428	—	—	428
Interest, net	(701)	7	(1,104)	(34)	—	(1,832)
Amortization of excess cost of equity investments and other, net	—	—	(2)	23	—	21

Income Before Income Taxes	2,817	2,687	2,887	504	(6,734)	2,161

Income Tax (Expense) Benefit	(2,634)	(5)	237	464	—	(1,938)

Net Income	183	2,682	3,124	968	(6,734)	223
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(40)	(40)

Net Income Attributable to Controlling Interests	183	2,682	3,124	968	(6,774)	183
Preferred Stock Dividends	(156)	—	—	—	—	(156)
Net Income Available to Common Stockholders	$27	$2,682	$3,124	$968	$(6,774)	$27

Net Income	$183	$2,682	$3,124	$968	$(6,734)	$223
Total other comprehensive income	69	194	217	160	(525)	115
Comprehensive income	252	2,876	3,341	1,128	(7,259)	338
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(86)	(86)
Comprehensive income attributable to controlling interests	$252	$2,876	$3,341	$1,128	$(7,345)	$252

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2016 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$34	$—	$11,572	$1,511	$(59)	$13,058

Operating Costs, Expenses and Other
Costs of sales	—	—	3,176	266	(13)	3,429
Depreciation, depletion and amortization	18	—	1,872	319	—	2,209
Other operating expenses	725	(36)	2,459	746	(46)	3,848
Total Operating Costs, Expenses and Other	743	(36)	7,507	1,331	(59)	9,486

Operating (Loss) Income	(709)	36	4,065	180	—	3,572

Other Income (Expense)
Earnings from consolidated subsidiaries	2,948	2,802	245	58	(6,053)	—
Losses from equity investments	—	—	(113)	—	—	(113)
Interest, net	(696)	90	(1,149)	(51)	—	(1,806)
Amortization of excess cost of equity investments and other, net	—	—	(20)	5	—	(15)

Income Before Income Taxes	1,543	2,928	3,028	192	(6,053)	1,638

Income Tax Expense	(835)	(5)	(33)	(44)	—	(917)

Net Income	708	2,923	2,995	148	(6,053)	721
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(13)	(13)

Net Income Attributable to Controlling Interests	708	$2,923	$2,995	$148	$(6,066)	$708
Preferred Stock Dividends	(156)	$—	$—	$—	$—	$(156)
Net Income Available to Common Stockholders	$552	$2,923	$2,995	$148	$(6,066)	$552

Net Income	$708	$2,923	$2,995	$148	$(6,053)	$721
Total other comprehensive (loss) income	(200)	(341)	(352)	55	638	(200)
Comprehensive income	508	2,582	2,643	203	(5,415)	521
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(13)	(13)
Comprehensive income attributable to controlling interests	$508	$2,582	$2,643	$203	$(5,428)	$508

Condensed Consolidating Statements of Income and Comprehensive Income for the Year Ended December 31, 2015 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$37	$—	$12,840	$1,575	$(49)	$14,403

Operating Costs, Expenses and Other
Costs of sales	—	—	3,691	367	1	4,059
Depreciation, depletion and amortization	22	—	1,929	358	—	2,309
Other operating expenses	71	38	4,770	759	(50)	5,588
Total Operating Costs, Expenses and Other	93	38	10,390	1,484	(49)	11,956

Operating (Loss) Income	(56)	(38)	2,450	91	—	2,447

Other Income (Expense)
Earnings (losses) from consolidated subsidiaries	1,430	1,631	118	(30)	(3,149)	—
Earnings from equity investments	—	—	384	—	—	384
Interest, net	(686)	23	(1,345)	(43)	—	(2,051)
Amortization of excess cost of equity investments and other, net	—	1	(17)	8	—	(8)

Income Before Income Taxes	688	1,617	1,590	26	(3,149)	772

Income Tax Expense	(435)	(4)	(6)	(119)	—	(564)

Net Income (Loss)	253	1,613	1,584	(93)	(3,149)	208
Net Loss Attributable to Noncontrolling Interests	—	—	—	—	45	45

Net Income (Loss) Attributable to Controlling Interests	253	1,613	1,584	(93)	(3,104)	253
Preferred Stock Dividends	(26)	—	—	—	—	(26)
Net Income (Loss) Available to Common Stockholders	227	1,613	1,584	(93)	(3,104)	227

Net Income (Loss)	$253	$1,613	$1,584	$(93)	$(3,149)	$208
Total other comprehensive loss	(444)	(460)	(325)	(326)	1,111	(444)
Comprehensive (loss) income	(191)	1,153	1,259	(419)	(2,038)	(236)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	45	45
Comprehensive (loss) income attributable to controlling interests	$(191)	$1,153	$1,259	$(419)	$(1,993)	$(191)

Condensed Consolidating Balance Sheet as of December 31, 2017 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$3	$—	$—	$262	$(1)	$264
Other current assets - affiliates	6,214	5,201	22,402	858	(34,675)	—
All other current assets	243	59	1,938	235	(24)	2,451
Property, plant and equipment, net	236	—	31,093	8,826	—	40,155
Investments	665	—	6,498	135	—	7,298
Investments in subsidiaries	37,983	36,728	5,417	4,232	(84,360)	—
Goodwill	13,789	22	5,166	3,185	—	22,162
Notes receivable from affiliates	1,033	20,363	1,233	776	(23,405)	—
Deferred income taxes	3,635	—	—	—	(1,591)	2,044
Other non-current assets	254	164	4,080	183	—	4,681
Total assets	$64,055	$62,537	$77,827	$18,692	$(144,056)	$79,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$924	$975	$805	$124	$—	$2,828
Other current liabilities - affiliates	13,225	14,188	6,512	750	(34,675)	—
All other current liabilities	468	347	2,055	508	(25)	3,353
Long-term debt	13,104	18,206	3,052	653	—	35,015
Notes payable to affiliates	2,009	448	20,593	355	(23,405)	—
Deferred income taxes	—	—	449	1,142	(1,591)	—
Other long-term liabilities and deferred credits	689	117	1,462	467	—	2,735
Total liabilities	30,419	34,281	34,928	3,999	(59,696)	43,931

Stockholders’ equity
Total KMI equity	33,636	28,256	42,899	14,693	(85,848)	33,636
Noncontrolling interests	—	—	—	—	1,488	1,488
Total stockholders’ equity	33,636	28,256	42,899	14,693	(84,360)	35,124
Total liabilities and stockholders’ equity	$64,055	$62,537	$77,827	$18,692	$(144,056)	$79,055

Condensed Consolidating Balance Sheet as of December 31, 2016 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$471	$—	$9	$205	$(1)	$684
Other current assets - affiliates	5,739	1,999	13,207	655	(21,600)	—
All other current assets	269	139	1,935	205	(3)	2,545
Property, plant and equipment, net	242	—	30,795	7,668	—	38,705
Investments	665	2	6,236	124	—	7,027
Investments in subsidiaries	26,907	28,894	4,307	4,015	(64,123)	—
Goodwill	13,789	22	5,167	3,174	—	22,152
Notes receivable from affiliates	516	21,608	1,132	412	(23,668)	—
Deferred income taxes	6,647	—	—	—	(2,295)	4,352
Other non-current assets	72	206	4,455	107	—	4,840
Total assets	$55,317	$52,870	$67,243	$16,565	$(111,690)	$80,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,286	$600	$687	$123	$—	$2,696
Other current liabilities - affiliates	3,551	13,299	4,197	553	(21,600)	—
All other current liabilities	432	362	2,016	422	(4)	3,228
Long-term debt	13,308	19,277	4,095	674	—	37,354
Notes payable to affiliates	1,533	448	20,520	1,167	(23,668)	—
Deferred income taxes	—	—	681	1,614	(2,295)	—
Other long-term liabilities and deferred credits	776	111	821	517	—	2,225
Total liabilities	20,886	34,097	33,017	5,070	(47,567)	45,503

Stockholders’ equity
Total KMI equity	34,431	18,773	34,226	11,495	(64,494)	34,431
Noncontrolling interests	—	—	—	—	371	371
Total stockholders’ equity	34,431	18,773	34,226	11,495	(64,123)	34,802
Total liabilities and stockholders’ equity	$55,317	$52,870	$67,243	$16,565	$(111,690)	$80,305

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2017 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP		Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(3,184)	$3,911		$11,523	$1,121	$(8,770)	$4,601

Cash flows from investing activities
Acquisitions of assets and investments, net of cash acquired	—	—		(4)	—	—	(4)
Capital expenditures	(23)	—		(2,390)	(775)	—	(3,188)
Sales of property, plant and equipment, investments and other net assets, net of removal costs	16	—		94	8	—	118
Contributions to investments	(237)	—		(435)	(12)	—	(684)
Distributions from equity investments in excess of cumulative earnings	2,297	—		326	—	(2,249)	374
Funding (to) from affiliates	(4,419)	779		(7,040)	(1,028)	11,708	—
Other, net	(23)	36		4	5	—	22
Net cash (used in) provided by investing activities	(2,389)	815		(9,445)	(1,802)	9,459	(3,362)

Cash flows from financing activities
Issuances of debt	8,609	—		—	259	—	8,868
Payments of debt	(9,288)	(600)		(897)	(279)	—	(11,064)
Debt issue costs	(12)	—		—	(58)	—	(70)
Cash dividends - common shares	(1,120)	—		—	—	—	(1,120)
Cash dividends - preferred shares	(156)	—		—	—	—	(156)
Repurchases of shares	(250)	—		—	—	—	(250)
Funding from (to) affiliates	7,327	776		3,797	(192)	(11,708)	—
Contributions from investment partner	—	—		485	—	—	485
Contributions from parents, including net proceeds from KML IPO and preferred share issuance	—	—		—	1,673	(1,673)	—
Contributions from noncontrolling interests - net proceeds from KML IPO	4	—	—	—	—	1,241	1,245
Contributions from noncontrolling interests - net proceeds from KML preferred share issuances	—	—		—	—	420	420
Contributions from noncontrolling interests - other	—	—		—	—	12	12
Distributions to parents	—	(4,902)		(5,472)	(687)	11,061	—
Distributions to noncontrolling interests	—	—		—	—	(42)	(42)
Other, net	(9)	—		—	—	—	(9)
Net cash provided by (used in) financing activities	5,105	(4,726)		(2,087)	716	(689)	(1,681)

Effect of exchange rate changes on cash and cash equivalents	—	—		—	22	—	22

Net (decrease) increase in cash and cash equivalents	(468)	—		(9)	57	—	(420)
Cash and cash equivalents, beginning of period	471	—		9	205	(1)	684
Cash and cash equivalents, end of period	$3	$—		$—	$262	$(1)	$264

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2016 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(3,981)	$4,980	$11,641	$885	$(8,730)	$4,795

Cash flows from investing activities
Acquisitions of assets and investments	(2)	—	(331)	—	—	(333)
Capital expenditures	(27)	—	(2,258)	(597)	—	(2,882)
Proceeds from sale of equity interests in subsidiaries net	—	—	1,401	—	—	1,401
Sales of property, plant and equipment, investments and other net assets, net of removal costs	6	—	326	(2)	—	330
Contributions to investments	(343)	—	(54)	(11)	—	(408)
Distributions from equity investments in excess of cumulative earnings	2,417	298	190	—	(2,674)	231
Funding to affiliates	(2,820)	(535)	(5,062)	(727)	9,144	—
Other, net	—	(73)	39	(10)	—	(44)
Net cash used in investing activities	(769)	(310)	(5,749)	(1,347)	6,470	(1,705)

Cash flows from financing activities
Issuances of debt	8,255	—	374	—	—	8,629
Payments of debt	(7,322)	(500)	(2,227)	(11)	—	(10,060)
Debt issue costs	(16)	—	(2)	(1)	—	(19)
Cash dividends - common shares	(1,118)	—	—	—	—	(1,118)
Cash dividends - preferred shares	(154)	—	—	—	—	(154)
Funding from affiliates	5,461	1,116	1,959	608	(9,144)	—
Contributions from parents	—	—	117	—	(117)	—
Contributions from noncontrolling interests	—	—	—	—	117	117
Distributions to parents	—	(5,286)	(6,116)	(73)	11,475	—
Distributions to noncontrolling interests	—	—	—	—	(24)	(24)
Other, net	(8)	—	—	—	—	(8)
Net cash provided by (used in) financing activities	5,098	(4,670)	(5,895)	523	2,307	(2,637)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2	—	2

Net increase (decrease) in cash and cash equivalents	348	—	(3)	63	47	455
Cash and cash equivalents, beginning of period	123	—	12	142	(48)	229
Cash and cash equivalents, end of period	$471	$—	$9	$205	$(1)	$684

Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2015 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(4,208)	$6,824	$11,039	$347	$(8,689)	$5,313

Cash flows from investing activities
Acquisitions of assets and investments	(1,843)	—	(236)	—	—	(2,079)
Capital expenditures	(10)	—	(3,555)	(331)	—	(3,896)
Sales of property, plant and equipment, investments, and other net assets, net of removal costs	—	—	39	—	—	39
Contributions to investments	(21)	—	(70)	(10)	5	(96)
Distributions from equity investments in excess of cumulative earnings	2,653	—	143	—	(2,568)	228
Investment in KMP	(159)	—	—	—	159	—
Funding to affiliates	(3,204)	(8,388)	(7,980)	(779)	20,351	—
Other, net	—	24	16	58	—	98
Net cash used in investing activities	(2,584)	(8,364)	(11,643)	(1,062)	17,947	(5,706)

Cash flows from financing activities
Issuances of debt	14,316	—	—	—	—	14,316
Payments of debt	(14,048)	(675)	(383)	(10)	—	(15,116)
Debt issue costs	(24)	—	—	—	—	(24)
Issuances of common shares	3,870	—	—	—	—	3,870
Issuance of mandatory convertible preferred stock	1,541	—	—	—	—	1,541
Cash dividends - common shares	(4,224)	—	—	—	—	(4,224)
Repurchases of warrants	(12)	—	—	—	—	(12)
Funding from affiliates	5,502	6,989	7,112	748	(20,351)	—
Contributions from parents	—	156	3	16	(175)	—
Contributions from noncontrolling interests	—	—	—	—	11	11
Distributions to parents	—	(4,944)	(6,133)	(166)	11,243	—
Distributions to noncontrolling interests	—	—	—	—	(34)	(34)
Other, net	(10)	(1)	—	—	—	(11)
Net cash provided by financing activities	6,911	1,525	599	588	(9,306)	317

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(10)	—	(10)

Net increase (decrease) in cash and cash equivalents	119	(15)	(5)	(137)	(48)	(86)
Cash and cash equivalents, beginning of period	4	15	17	279	—	315
Cash and cash equivalents, end of period	$123	$—	$12	$142	$(48)	$229

Supplemental Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2017
Revenues	$3,424	$3,368	$3,281	$3,632
Operating Income	980	922	830	812
Net Income (Loss)	445	383	387	(992)
Net Income (Loss) Attributable to Kinder Morgan, Inc.	440	376	373	(1,006)
Net Income (Loss) Available to Common Stockholders	401	337	334	(1,045)
Basic and Diluted Earnings (Loss) Per Common Share	0.18	0.15	0.15	(0.47)

2016
Revenues	$3,195	$3,144	$3,330	$3,389
Operating Income	816	940	882	934
Net Income (Loss)	314	375	(183)	215
Net Income (Loss) Attributable to Kinder Morgan, Inc.	315	372	(188)	209
Net Income (Loss) Available to Common Stockholders	276	333	(227)	170
Basic and Diluted Earnings (Loss) Per Common Share	0.12	0.15	(0.10)	0.08

Item 16.  Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. Registrant

By: /s/ Kimberly A. Dang
Kimberly A. Dang Vice President and Chief Financial Officer (principal financial and accounting officer)
Date:	February 9, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KIMBERLY A. DANG	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer); Director	February 9, 2018
Kimberly A. Dang

/s/ STEVEN J. KEAN	President and Chief Executive Officer (principal executive officer); Director	February 9, 2018
Steven J. Kean

/s/ RICHARD D. KINDER	Executive Chairman	February 9, 2018
Richard D. Kinder

/s/ TED A. GARDNER	Director	February 9, 2018
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 9, 2018
Anthony W. Hall, Jr.

/s/ GARY L. HULTQUIST	Director	February 9, 2018
Gary L. Hultquist

/s/ RONALD L. KUEHN, JR.	Director	February 9, 2018
Ronald L. Kuehn, Jr.

/s/ DEBORAH A. MACDONALD	Director	February 9, 2018
Deborah A. Macdonald

/s/ MICHAEL C. MORGAN	Director	February 9, 2018
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 9, 2018
Arthur C. Reichstetter

/s/ FAYEZ SAROFIM	Director	February 9, 2018
Fayez Sarofim

/s/ C. PARK SHAPER	Director	February 9, 2018
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 9, 2018
William A. Smith

/s/ JOEL V. STAFF	Director	February 9, 2018
Joel V. Staff

/s/ ROBERT F. VAGT	Director	February 9, 2018
Robert F. Vagt

/s/ PERRY M. WAUGHTAL	Director	February 9, 2018
Perry M. Waughtal