Form 10-Q
period 2018-09-30
KINDER MORGAN, INC.
filed 2018-10-19
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M   10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

As of October 18, 2018, the registrant had 2,207,018,287 Class P shares outstanding.

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

Common Industry and Other Terms
2017 Tax	=	The Tax Cuts & Jobs Act of 2017	EPA	=	United States Environmental Protection Agency
Reform			FASB	=	Financial Accounting Standards Board
/d	=	per day	FERC	=	Federal Energy Regulatory Commission
BBtu	=	billion British Thermal Units	GAAP	=	United States Generally Accepted Accounting
Bcf	=	billion cubic feet			Principles
CERCLA	=	Comprehensive Environmental Response,	IPO	=	Initial Public Offering
		Compensation and Liability Act	LLC	=	limited liability company
C$	=	Canadian dollars	MBbl	=	thousand barrels
CO2	=	carbon dioxide or our CO2 business segment	MMBbl	=	million barrels
DCF	=	distributable cash flow	NGL	=	natural gas liquids
DD&A	=	depreciation, depletion and amortization	U.S.	=	United States of America
EBDA	=	earnings before depreciation, depletion and
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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Natural gas sales	$799	$714	$2,353	$2,281
Services	1,959	1,938	5,910	5,855
Product sales and other	759	629	2,100	1,937
Total Revenues	3,517	3,281	10,363	10,073

Operating Costs, Expenses and Other
Costs of sales	1,135	1,007	3,222	3,138
Operations and maintenance	646	609	1,882	1,698
Depreciation, depletion and amortization	569	562	1,710	1,697
General and administrative	154	168	491	509
Taxes, other than income taxes	86	102	259	297
(Gain) loss on divestitures and impairments, net	(588)	7	65	13
Other income, net	—	—	(2)	—
Total Operating Costs, Expenses and Other	2,002	2,455	7,627	7,352

Operating Income	1,515	826	2,736	2,721

Other Income (Expense)
Earnings from equity investments	160	167	708	477
Loss on impairment of equity investment	—	—	(270)	—
Amortization of excess cost of equity investments	(21)	(15)	(77)	(45)
Interest, net	(473)	(459)	(1,456)	(1,387)
Other, net	20	28	90	71
Total Other Expense	(314)	(279)	(1,005)	(884)

Income Before Income Taxes	1,201	547	1,731	1,837

Income Tax Expense	(196)	(160)	(314)	(622)

Net Income	1,005	387	1,417	1,215

Net Income Attributable to Noncontrolling Interests	(273)	(14)	(302)	(26)

Net Income Attributable to Kinder Morgan, Inc.	732	373	1,115	1,189

Preferred Stock Dividends	(39)	(39)	(117)	(117)

Net Income Available to Common Stockholders	$693	$334	$998	$1,072

Class P Shares
Basic and Diluted Earnings Per Common Share	$0.31	$0.15	$0.45	$0.48

Basic and Diluted Weighted Average Common Shares Outstanding	2,205	2,231	2,205	2,230

Dividends Per Common Share Declared for the Period	$0.20	$0.125	$0.60	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$1,005	$387	$1,417	$1,215
Other comprehensive (loss) income, net of tax
Change in fair value of hedge derivatives (net of tax benefit (expense) of $26, $(3), $39 and $(105), respectively)	(87)	7	(133)	185
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(4), $27, $(23) and $82, respectively)	11	(48)	78	(144)
Foreign currency translation adjustments (net of tax expense of $49, $28, $28 and $45, respectively)	300	78	187	129
Benefit plan adjustments (net of tax expense of $21, $8, $25 and $17, respectively)	37	7	49	20
Total other comprehensive income	261	44	181	190

Comprehensive income	1,266	431	1,598	1,405
Comprehensive income attributable to noncontrolling interests	(339)	(44)	(328)	(75)
Comprehensive income attributable to Kinder Morgan, Inc.	$927	$387	$1,270	$1,330

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts) (Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$3,459	$264
Restricted deposits	101	62
Accounts receivable, net	1,384	1,448
Fair value of derivative contracts	51	114
Inventories	383	424
Income tax receivable	161	165
Other current assets	227	238
Total current assets	5,766	2,715

Property, plant and equipment, net	37,795	40,155
Investments	7,432	7,298
Goodwill	21,965	22,162
Other intangibles, net	2,935	3,099
Deferred income taxes	1,874	2,044
Deferred charges and other assets	1,296	1,582
Total Assets	$79,063	$79,055

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,337	$2,828
Accounts payable	1,307	1,340
Accrued interest	399	621
Accrued contingencies	89	291
Other current liabilities	1,357	1,101
Total current liabilities	5,489	6,181
Long-term liabilities and deferred credits
Long-term debt
Outstanding	34,625	33,988
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	543	927
Total long-term debt	35,268	35,015
Other long-term liabilities and deferred credits	2,407	2,735
Total long-term liabilities and deferred credits	37,675	37,750
Total Liabilities	43,164	43,931
Commitments and contingencies (Notes 3 and 10)
Redeemable Noncontrolling Interest	633	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, 9.75% Series A Mandatory Convertible, $1,000 per share liquidation preference, 1,600,000 shares issued and outstanding	—	—
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,205,496,735 and 2,217,110,072 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,704	41,909
Retained deficit	(7,744)	(7,754)
Accumulated other comprehensive loss	(495)	(541)
Total Kinder Morgan, Inc.’s stockholders’ equity	33,487	33,636
Noncontrolling interests	1,779	1,488
Total Stockholders’ Equity	35,266	35,124
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$79,063	$79,055

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net income	$1,417	$1,215
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,710	1,697
Deferred income taxes	144	624
Amortization of excess cost of equity investments	77	45
Change in fair market value of derivative contracts	188	28
Loss on divestitures and impairments, net	65	13
Loss on impairment of equity investment	270	—
Earnings from equity investments	(708)	(477)
Distributions from equity investment earnings	351	370
Changes in components of working capital
Accounts receivable, net	67	174
Income tax receivable	—	144
Inventories	38	(86)
Other current assets	(18)	(2)
Accounts payable	(27)	(62)
Accrued interest, net of interest rate swaps	(198)	(158)
Accrued contingencies and other current liabilities	187	(23)
Rate reparations, refunds and other litigation reserve adjustments	(202)	(100)
Other, net	14	(95)
Net Cash Provided by Operating Activities	3,375	3,307

Cash Flows From Investing Activities
Proceeds from the TMPL Sale, net of cash disposed (Note 2)	3,003	—
Acquisitions of assets and investments	(20)	(4)
Capital expenditures	(2,206)	(2,231)
Proceeds from sales of equity investments	33	—
Sales of property, plant and equipment, and other net assets, net of removal costs	(4)	118
Contributions to investments	(294)	(631)
Distributions from equity investments in excess of cumulative earnings	197	252
Loans to related party	(23)	(16)
Other, net	—	4
Net Cash Provided by (Used in) Investing Activities	686	(2,508)

Cash Flows From Financing Activities
Issuances of debt	11,837	7,790
Payments of debt	(11,221)	(9,654)
Debt issue costs	(31)	(69)
Cash dividends - common shares	(1,163)	(840)
Cash dividends - preferred shares	(117)	(117)
Repurchases of common shares	(250)	—
Contributions from investment partner	148	444
Contributions from noncontrolling interests - net proceeds from KML IPO	—	1,245
Contributions from noncontrolling interests - net proceeds from KML preferred share issuance	—	230
Contributions from noncontrolling interests - other	19	12
Distributions to noncontrolling interests	(58)	(26)
Other, net	(17)	(9)
Net Cash Used in Financing Activities	(853)	(994)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	26	28

Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	3,234	(167)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	326	787
Cash, Cash Equivalents, and Restricted Deposits, end of period	$3,560	$620

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash and Cash Equivalents, beginning of period	$264	$684
Restricted Deposits, beginning of period	62	103
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	326	787

Cash and Cash Equivalents, end of period	3,459	539
Restricted Deposits, end of period	101	81
Cash, Cash Equivalents, and Restricted Deposits, end of period	3,560	620

Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	$3,234	$(167)

Non-cash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage	$35	$167
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	$1,593	$1,566
Cash paid (refunded) during the period for income taxes, net	37	(144)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at June 30, 2018	2,204	$22	2	$—	$41,696	$(7,993)	$(690)	$33,035	$1,459	$34,494
Restricted shares	1				8			8		8
Net income						732		732	273	1,005
Distributions								—	(25)	(25)
Contributions								—	4	4
Preferred stock dividends						(39)		(39)		(39)
Common stock dividends						(444)		(444)		(444)
Other								—	2	2
Other comprehensive income							195	195	66	261
Balance at September 30, 2018	2,205	$22	2	$—	$41,704	$(7,744)	$(495)	$33,487	$1,779	$35,266

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at June 30, 2017	2,230	$22	2	$—	$42,092	$(6,482)	$(483)	$35,149	$1,065	$36,214
Restricted shares	1				9			9		9
Net income						373		373	14	387
KML IPO					(2)		—	(2)	1	(1)
KML preferred share issuance								—	230	230
Distributions								—	(12)	(12)
Contributions								—	2	2
Preferred stock dividends						(39)		(39)		(39)
Common stock dividends						(280)		(280)		(280)
Impact of adoption of ASU 2016-09						(1)		(1)		(1)
Sale and deconsolidation of interest in Deeprock Development, LLC								—	(30)	(30)
Other					2			2	(1)	1
Other comprehensive income							14	14	30	44
Balance at September 30, 2017	2,231	$22	2	$—	$42,101	$(6,429)	$(469)	$35,225	$1,299	$36,524

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In Millions)
(Unaudited)

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2017	2,217	$22	2	$—	$41,909	$(7,754)	$(541)	$33,636	$1,488	$35,124
Impact of adoption of ASUs (Note 1)						175	(109)	66		66
Balance at January 1, 2018	2,217	22	2	—	41,909	(7,579)	(650)	33,702	1,488	35,190
Repurchase of shares	(13)				(250)			(250)		(250)
Restricted shares	1				45			45		45
Net income						1,115		1,115	302	1,417
Distributions								—	(69)	(69)
Contributions								—	30	30
Preferred stock dividends						(117)		(117)		(117)
Common stock dividends						(1,163)		(1,163)		(1,163)
Other								—	2	2
Other comprehensive income							155	155	26	181
Balance at September 30, 2018	2,205	$22	2	$—	$41,704	$(7,744)	$(495)	$33,487	$1,779	$35,266

	Common stock		Preferred stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2016	2,230	$22	2	$—	$41,739	$(6,669)	$(661)	34,431	$371	34,802
Restricted shares	1				46			46		46
Net income						1,189		1,189	26	1,215
KML IPO					314		51	365	684	1,049
KML preferred share issuance								—	230	230
Distributions								—	(27)	(27)
Contributions								—	13	13
Preferred stock dividends						(117)		(117)		(117)
Common stock dividends						(840)		(840)		(840)
Impact of adoption of ASU 2016-09						8		8		8
Sale and deconsolidation of interest in Deeprock Development, LLC								—	(30)	(30)
Other					2			2	(17)	(15)
Other comprehensive income							141	141	49	190
Balance at September 30, 2017	2,231	$22	2	$—	$42,101	$(6,429)	$(469)	$35,225	$1,299	$36,524

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 84,000 miles of pipelines and 152 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals transload and store liquid commodities including petroleum products, ethanol and chemicals, and bulk products, including petroleum coke, metals and ores.

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

Accounting Policy Changes

Adoption of New Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Updates (ASU) No. 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates designed to create improved revenue recognition and disclosure comparability in financial statements.  For more information, see Note 7.

On January 1, 2018, we retroactively adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” This ASU requires the statements of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning of period and end of period amounts presented on the statements of cash flows. The retrospective application of this new accounting guidance resulted in a decrease of $22 million in “Other, net” in Cash Flows from Investing Activities, an increase of $103 million in “Cash, Cash Equivalents, and Restricted Deposits, beginning of the period,” and an increase of $81 million in “Cash, Cash Equivalents, and Restricted Deposits, end of period” in our accompanying consolidated statement of cash flows for the nine months ended September 30, 2017 from what was previously presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017.

Amounts included in the restricted deposits in the accompanying consolidated financial statements represent a combination of restricted cash amounts required to be set aside by regulatory agencies to cover obligations for our captive and other insurance subsidiaries, and cash margin deposits posted by us with our counterparties associated with certain energy commodity contract positions.

On January 1, 2018, we adopted ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies the scope and application of ASC 610-20 on contracts for the sale or transfer of  nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. This ASU also clarifies that the derecognition of all businesses is in the scope of ASC 810 and defines an “in substance nonfinancial asset.” We utilized the modified retrospective method to adopt the provisions of this ASU, which required us to apply the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) to contracts that were not completed contracts as of January 1, 2018 through a cumulative adjustment to our “Retained deficit” balance. The cumulative effect of the adoption of this ASU was a $66 million, net of income taxes, adjustment to our “Retained deficit” balance as presented in our consolidated statement of stockholders’ equity for the nine months ended September 30, 2018.  This ASU also requires us to classify EIG’s cumulative contribution to ELC as mezzanine equity, which we have included as “Redeemable noncontrolling interest” on our consolidated balance sheet as of September 30, 2018, as EIG has the right under certain conditions to redeem their interests for cash. The December 31, 2017 balance of $485 million is included in “Other long-term liabilities and deferred credits” on our consolidated balance sheet as of December 31, 2017.

On January 1, 2018, we adopted ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715).” This ASU requires an employer to disaggregate the service cost component from the other components of net benefit cost, allows only the service cost component of net benefit cost to be eligible for capitalization and establishes how to present the service cost component and the other components of net benefit cost in the income statement. Topic 715 required us to retrospectively reclassify $4 million and $11 million of other components of net benefit credits (excluding the service cost component) from “General and administrative” to “Other, net” in our accompanying consolidated statement of income for the three and nine months ended September 30, 2017, respectively. We prospectively applied Topic 715 related to net benefit costs eligible for capitalization.

On January 1, 2018, we adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Our accounting policy for the release of stranded tax effects in accumulated other comprehensive income is on an aggregate portfolio basis. This ASU permits companies to reclassify the income tax effects of the 2017 Tax Reform on items within accumulated other comprehensive income to retained earnings.  The FASB refers to these amounts as “stranded tax effects.”  Only the stranded tax effects resulting from the 2017 Tax Reform are eligible for reclassification.  The adoption of this ASU resulted in a $109 million reclassification adjustment of stranded income tax effects from “Accumulated other comprehensive loss” to “Retained deficit” on our consolidated statement of stockholders’ equity for the nine months ended September 30, 2018.

Gains Losses on Divestitures and Impairments, net

During the three and nine months ended September 30, 2018, we recognized (i) a $622 million gain for both periods on the TMPL Sale within our Kinder Morgan Canada business segment (see Note 2); (ii) a $35 million project write-off for both periods on the Utica Marcellus Texas pipeline within our Products Pipelines business segment; and (iii) gains of $1 million and $8 million, respectively, related to miscellaneous asset disposals. During the nine months ended September 30, 2018, we also recognized (i) a $600 million non-cash impairment loss associated with certain gathering and processing assets in Oklahoma within our Natural Gas Pipelines business segment; (ii) a $60 million non-cash impairment related to certain Terminal business segment assets; and (iii) a non-cash impairment of $270 million of our equity investment in Gulf LNG Holdings Group, LLC (Gulf LNG) within our Natural Gas Pipelines business segment.

The $600 million non-cash impairment for the nine months ended September 30, 2018 was driven by reduced cash flow estimates for some of our gathering and processing assets in Oklahoma during the period as a result of our decision to redirect our focus to other areas of our portfolio. These reduced estimates triggered an impairment analysis as we determined that our carrying value may no longer be recoverable. The impairment analysis for long-lived assets was based upon a two-step process as prescribed in the accounting standards. Step 1 involved comparing the undiscounted future cash flows to be derived from the asset group to the carrying value of the asset group. Based on the results of our step 1 test, we determined that the undiscounted future cash flows were less than the carrying value of the asset group. Step 2 involved using the income approach to calculate the fair value of the asset group and comparing it to the carrying value. The impairment that we recorded represented the difference between the fair and carrying values.

The $270 million non-cash impairment for the nine months ended September 30, 2018 in our equity investment in Gulf LNG was driven by a ruling by an arbitration panel affecting a customer contract. Our share of earnings recognized by Gulf LNG on the respective customer contract is included in “Earnings from equity investments” in the accompanying consolidated statements of income for the nine months ended September 30, 2018.

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

The following table sets forth the allocation of net income available to shareholders of Class P shares and participating securities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income Available to Common Stockholders	$693	$334	$998	$1,072
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(4)	(2)	(5)	(4)
Net Income Allocated to Class P Stockholders	$689	$332	$993	$1,068

Basic Weighted Average Common Shares Outstanding	2,205	2,231	2,205	2,230
Basic Earnings Per Common Share	$0.31	$0.15	$0.45	$0.48
________

(a)	As of September 30, 2018, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested restricted stock awards	13	10	11	9
Warrants to purchase our Class P shares(a)	—	—	—	155
Convertible trust preferred securities	3	3	3	3
Mandatory convertible preferred stock(b)	58	58	58	58
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

2. Divestitures

Sale of Trans Mountain Pipeline System and Its Expansion Project

On August 31, 2018, KML completed its previously announced sale of the TMPL, the TMEP, Puget Sound pipeline system and Kinder Morgan Canada Inc., the Canadian employer of our staff that operate the business, which were indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of C$4.43 billion (U.S. $3.4 billion), which is the contractual purchase price of C$4.5 billion net of a preliminary working capital adjustment (the “TMPL Sale”). The contractual purchase price is subject to a customary final true up of the estimated working capital calculation as provided in the purchase agreement. We recognized a pre-tax gain from the TMPL Sale of $622 million within “(Gain) loss on divestitures and impairments, net” in our accompanying consolidated income statements during both the three and nine months ended September 30, 2018.

On September 4, 2018, we announced that KML’s board of directors approved a plan to distribute the net proceeds from the TMPL Sale, after capital gains taxes, customary purchase price adjustments and the repayment of debt outstanding under KML’s Temporary Credit Facility (see Note 3), as a return of capital to its shareholders. The KML board also approved a proposal to effect a consolidation or "reverse stock split" of KML’s Restricted Voting Shares on a one-for-three basis (three shares consolidating to one share). The return of capital requires a reduction in KML’s stated capital, which, together with the reverse stock split is subject to a two-thirds majority vote for approval by KML shareholders. The proposals will be voted on at a special meeting of KML’s shareholders scheduled to be held on November 29, 2018. We intend to vote for these proposals with our 70% voting and ownership interest in KML and use the proceeds we receive in respect of our interest in KML to pay down debt.

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

February 2017 Sale of Noncontrolling Interest in ELC

Effective February 28, 2017, we sold a 49% partnership interest in ELC to investment funds managed by EIG Global Energy Partners (EIG). We continue to own a 51% controlling interest in and operate ELC. Under the terms of ELC’s limited liability company agreement, we are responsible for placing in service and operating certain supply pipelines and terminal facilities that support the operations of ELC and that are wholly owned by us. In certain limited circumstances that are not expected to occur, EIG has the right to relinquish its interest in ELC and redeem its capital account. The sale proceeds of $386 million, and subsequent EIG contributions, have been reflected as of September 30, 2018 within “Redeemable Noncontrolling Interest” and as of December 31, 2017 as a deferred credit within “Other long-term liabilities and deferred credits,” respectively, on our consolidated balance sheets. Once these contingencies expire, EIG’s capital account will be reflected in “Noncontrolling interests” on our consolidated balance sheet.

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

The following table provides additional information on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts, premiums and issuance costs (in millions):

	September 30, 2018	December 31, 2017
Current portion of debt
Credit facility due November 26, 2019, 3.61% and 2.99%, respectively(a)	$675	$125
Commercial paper notes, 2.90% and 2.02%, respectively(a)	207	240
KML 2018 Credit Facility(b)	—	—
Current portion of senior notes
6.00%, due January 2018	—	750
7.00%, due February 2018	—	82
5.95%, due February 2018	—	975
7.25%, due June 2018	—	477
9.00%, due February 2019	500	—
2.65%, due February 2019	800	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion - Other debt	44	68
Total current portion of debt	2,337	2,828

Long-term debt (excluding current portion)
Senior notes	33,897	33,248
EPC Building, LLC, promissory note, 3.967%, due 2017 through 2035	399	409
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock	100	100
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	219	221
Total long-term debt	34,725	34,088
Total debt(c)	$37,062	$36,916
_______

(a)	Interest rates are weighted average rates.

(b)
Borrowings under the KML 2018 Credit Facility are denominated in C$ and are converted to U.S. dollars. At September 30, 2018, the exchange rate was 0.7725 U.S. dollars per C$. See “—Credit Facilities” below.

(c)
Excludes our “Debt fair value adjustments” which, as of September 30, 2018 and December 31, 2017, increased our combined debt balances by $543 million and $927 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

We and substantially all of our wholly owned domestic subsidiaries are a party to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Also, see Note 12.

Credit Facilities

KMI

As of September 30, 2018, we had $675 million outstanding under our credit facility, $207 million outstanding under our commercial paper program and $99 million in letters of credit. Our availability under our $5 billion credit facility as of September 30, 2018 was $4,019 million. As of September 30, 2018, we were in compliance with all required covenants.

KML

In conjunction with the announcement of the TMPL Sale described in Note 2, on May 30, 2018, approximately C$100 million of borrowings outstanding under KML’s June 16, 2017 revolving credit facilities (the “KML 2017 Credit Facility”) were repaid, the underlying credit facilities were terminated, and approximately $46 million of deferred costs associated with the KML 2017 Credit Facility that were being amortized as interest expense over its term were written off.

On May 30, 2018 and concurrently with the termination of the KML 2017 Credit Facility, KML established a C$500 million revolving credit facility (the “KML Temporary Credit Facility”), for general corporate purposes, including working capital during the period from June 1, 2018 through the closing of the TMPL Sale. The approximate C$100 million of borrowings outstanding under the terminated KML 2017 Credit Facility were repaid pursuant to an initial drawdown under the KML Temporary Credit Facility.

Upon the closing of the TMPL Sale on August 31, 2018, the KML Temporary Credit Facility was replaced with a new 4-year, C$500 million unsecured revolving credit facility for working capital purposes (“KML 2018 Credit Facility”) under a credit agreement with the Royal Bank of Canada (the “KML Credit Agreement”). In addition, the C$133 million (U.S.$102 million) of outstanding borrowings under the KML Temporary Credit Facility were paid off prior to its termination with a portion of the proceeds from the TMPL Sale.

Depending on the type of loan requested, interest on borrowings outstanding are calculated based on: (i) a Canadian prime rate of interest; (ii) a U.S. base rate; (iii) LIBOR; or (iv) bankers’ acceptance fees, plus (i) in the case of Canadian prime rate or U.S. base rate loans, an applicable margin of up to 1.25%; or (ii) in the case of LIBOR or bankers’ acceptance loans, an applicable margin ranging from 1.00% to 2.25%, with such margin in any case determined by KML’s debt credit rating.  Standby fees for the unused portion of the KML 2018 Credit Facility will be calculated at a rate ranging from 0.20% to 0.45% based upon KML’s debt credit rating.

The KML Credit Agreement contains various financial and other covenants that apply to KML and its subsidiaries and that are common in such agreements, including a maximum ratio of KML’s consolidated total funded debt to its consolidated earnings before interest, income taxes, DD&A, and non-cash adjustments as defined in the KML Credit Agreement, of 5.00:1.00 and restrictions on KML’s ability to incur debt, grant liens, make dispositions, engage in transactions with affiliates, make restricted payments, make investments, enter into sale leaseback transactions, amend organizational documents and engage in corporate reorganization transactions.

In addition, the KML Credit Agreement contains customary events of default, including non-payment; non-compliance with covenants (in some cases, subject to grace periods); payment default under, or acceleration events affecting, certain other indebtedness; bankruptcy or insolvency events involving KML or guarantors; and changes of control. If an event of default under the KML Credit Agreement exists and is continuing, the lenders could terminate their commitments and accelerate the maturity of the outstanding obligations under the KML Credit Agreement.

As of September 30, 2018, KML had no borrowings outstanding under the KML 2018 Credit Facility, and had C$446 million (U.S. $345 million) available under the KML 2018 Credit Facility, after reducing the C$500 million (U.S.$386 million) capacity for the C$54 million (U.S.$42 million) in letters of credit. Of the total C$54 million of letters of credit issued, approximately C$50 million are related to Trans Mountain for which it has issued a backstop letter of credit to KML. As of September 30, 2018, KML was in compliance with all required covenants. As of December 31, 2017, KML had no borrowings outstanding under the KML 2017 Credit Facility.

4.  Stockholders’ Equity

Common Equity

As of September 30, 2018, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 11 to our consolidated financial statements included in our 2017 Form 10-K.

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. During the nine months ended September 30, 2018, we repurchased approximately 13 million of our Class P shares for approximately $250 million. Since December of 2017, in total, we have repurchased approximately 27 million of our Class P shares under the program for approximately $500 million.

KMI Common Stock Dividends

Holders of our common stock participate in common stock dividends declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Per common share cash dividend declared for the period	$0.20	$0.125	$0.60	$0.375
Per common share cash dividend paid in the period	$0.20	$0.125	$0.525	$0.375

On October 17, 2018, our board of directors declared a cash dividend of $0.20 per common share for the quarterly period ended September 30, 2018, which is payable on November 15, 2018 to common shareholders of record as of the close of business on October 31, 2018.

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

Preferred Stock Dividends

On July 18, 2018, our board of directors declared a cash dividend of $24.375 per share of our mandatory convertible preferred stock (equivalent of $1.21875 per depositary share) for the period from and including July 26, 2018 through and including October 25, 2018, which is payable on October 26, 2018 to mandatory convertible preferred shareholders of record as of the close of business on October 11, 2018.

Noncontrolling Interests

KML Distributions

KML has a dividend policy pursuant to which it may pay a quarterly dividend on its restricted voting shares in an amount based on a portion of its DCF. For additional information regarding our KML distributions, see Note 11 to our consolidated financial statements included in our 2017 Form 10-K.

During the three and nine months ended September 30, 2018, KML paid dividends on its Restricted Voting Shares to the public valued at $13 million and $39 million, respectively, of which $10 million and $28 million, respectively, were paid in cash. The remaining values of $3 million and $11 million for the three and nine months ended September 30, 2018, respectively, were paid in 189,836 and 846,391 KML Restricted Voting Shares, respectively. KML also paid dividends to the public on its Series 1 and Series 3 Preferred Shares of $6 million and $16 million for the three and nine months ended September 30, 2018, respectively.

5.  Risk Management

Certain of our business activities expose us to risks associated with unfavorable changes in the market price of natural gas, NGL and crude oil.  We also have exposure to interest rate and foreign currency risk as a result of the issuance of our debt obligations and net investments in foreign operations.  Pursuant to our management’s approved risk management policy, we use derivative contracts to hedge or reduce our exposure to some of these risks.

During the three and nine months ended September 30, 2018, due to volatility in certain basis differentials, we discontinued hedge accounting on certain of our crude derivative contracts as we do not expect them to be highly effective, for accounting purposes, in offsetting the variability in cash flows. As the forecasted transactions are still probable, accumulated gains and losses remain in other comprehensive income until earnings are impacted by the forecasted transactions. Future changes in the derivative contracts’ fair value subsequent to the discontinuance of hedge accounting will be reported in earnings. We may re-designate certain of these hedging relationships if their expected effectiveness improves.

Energy Commodity Price Risk Management

As of September 30, 2018, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.4)	MMBbl
Crude oil basis	(12.8)	MMBbl
Natural gas fixed price	(28.1)	Bcf
Natural gas basis	(29.4)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(7.6)	MMBbl
Crude oil basis	(2.3)	MMBbl
Natural gas fixed price	3.7	Bcf
Natural gas basis	(18.8)	Bcf
NGL fixed price	(4.1)	MMBbl

As of September 30, 2018, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2022.

Interest Rate Risk Management

 As of September 30, 2018 and December 31, 2017, we had a combined notional principal amount of $10,575 million and $9,575 million, respectively, of fixed-to-variable interest rate swap agreements, all of which were designated as fair value hedges. All of our swap agreements effectively convert the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of LIBOR plus a spread and have termination dates that correspond to the maturity dates of the related series of senior notes. As of September 30, 2018, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of this debt due to interest rate risk is through March 15, 2035.

Foreign Currency Risk Management

As of both September 30, 2018 and December 31, 2017, we had a combined notional principal amount of $1,358 million of cross-currency swap agreements to manage the foreign currency risk related to our Euro denominated senior notes by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-

year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes, and such agreements have the same maturities as the hedged senior notes.

During the three months ended September 30, 2018, we entered into foreign currency swap agreements with a combined notional principal amount of C$2,450 million (U.S.$1,888 million). These swaps result in our selling fixed CAD and receiving fixed USD, effectively hedging the foreign currency risk associated with a substantial portion of our share of the TMPL Sale proceeds which KML expects to distribute in early January 2019. These foreign currency swaps are accounted for as net investment hedges as the foreign currency risk is related to our investment in Canadian dollar denominated foreign operations, and the critical risks of the forward contracts coincide with those of the net investment. As a result, the change in fair value of the foreign currency swaps is reflected in the Cumulative Translation Adjustment (CTA) section of Other Comprehensive Income (OCI).

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Asset derivatives		Liability derivatives
		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	Location	Fair value		Fair value
Derivatives designated as hedging contracts
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$26	$65	$(159)	$(53)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	14	(61)	(24)
Subtotal		26	79	(220)	(77)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	18	41	(33)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	71	164	(242)	(62)
Subtotal		89	205	(275)	(65)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(27)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	158	166	—	—
Subtotal		158	166	(27)	(6)
Total		273	450	(522)	(148)

Derivatives not designated as hedging contracts
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	7	8	(52)	(22)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(71)	(2)
Total		7	8	(123)	(24)
Total derivatives		$280	$458	$(645)	$(172)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the impact of our derivative contracts in our accompanying consolidated statements of income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017

Interest rate contracts	Interest, net	$(72)	$(19)	$(326)	$(12)

Hedged fixed rate debt	Interest, net	$70	$17	$315	$6

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Energy commodity derivative contracts	$(84)	$(32)	Revenues—Natural gas sales	$(2)	$4	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(3)	13	Revenues—Product sales and other	6	4
			Costs of sales	2	1	Costs of sales	—	—
Interest rate contracts(c)	—	—	Earnings from equity investments	—	(1)	Earnings from equity investments	—	—
Foreign currency contracts	(3)	39	Other, net	(8)	31	Other, net	—	—
Total	$(87)	$7	Total	$(11)	$48	Total	$6	$4

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(b)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Energy commodity derivative contracts	$(124)	$88	Revenues—Natural gas sales	$(7)	$5	Revenues—Natural gas sales	$—	$—
			Revenues—Product sales and other	(30)	33	Revenues—Product sales and other	(79)	12
			Costs of sales	2	5	Costs of sales	—	—
Interest rate contracts(c)	2	(1)	Earnings from equity investments	(4)	(2)	Earnings from equity investments	—	—
Foreign currency contracts	(11)	98	Other, net	(39)	103	Other, net	—	—
Total	$(133)	$185	Total	$(78)	$144	Total	$(79)	$12
_______

(a)
We expect to reclassify an approximate $44 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balances as of September 30, 2018 into earnings during the next twelve months (when the associated forecasted transactions are also expected to occur); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)
During the nine months ended September 30, 2018, we recognized a $3 million loss as a result of our equity investment’s forecasted transactions being probable of not occurring. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

(c)	Amounts represent our share of an equity investee’s accumulated other comprehensive loss.

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(a)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Foreign currency contracts	$(11)	$—	(Gain) loss on divestitures and impairments, net	$12	$—	Other, net	$—	$—
Total	$(11)	$—	Total	$12	$—	Total	$—	$—

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative (effective portion)		Location	Gain/(loss) reclassified from Accumulated OCI into income (effective portion)(a)		Location	Gain/(loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017		2018	2017
Foreign currency contracts	$(11)	$—	(Gain) loss on divestitures and impairments, net	$12	$—	Other, net	$—	$—
Total	$(11)	$—	Total	$12	$—	Total	$—	$—
_______

(a)	During the three and nine months ended September 30, 2018, we recognized a $12 million gain as a result of the TMPL Sale. See Note 2.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Energy commodity derivative contracts	Revenues—Natural gas sales	$—	$2	$2	$13
	Revenues—Product sales and other	(65)	(18)	(111)	1
	Costs of sales	—	—	1	—
Total(a)		$(65)	$(16)	$(108)	$14
_______

(a)
The three and nine months ended September 30, 2018 include approximate losses of $14 million and $11 million, respectively, and the three and nine months ended September 30, 2017 include approximate gains of $18 million and $47 million, respectively. These gains and losses were associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of September 30, 2018 and December 31, 2017, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2018 and December 31, 2017, we had cash margins of $45 million and $1 million, respectively, posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The balance at September 30, 2018 consisted of initial margin requirements of $11 million and variation margin requirements of $34 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of September 30, 2018, based on our current mark to market positions and posted collateral, we estimate that if our credit rating were downgraded one notch we would be required to post $185 million of additional collateral and $17 million of additional collateral beyond this $185 million if we were downgraded two notches.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2017	$(27)	$(189)	$(325)	$(541)
Other comprehensive (loss) gain before reclassifications	(133)	(51)	16	(168)
Losses reclassified from accumulated other comprehensive loss(a)	78	223	22	323
Impact of adoption of ASU 2018-02 (Note 1)	(4)	(36)	(69)	(109)
Net current-period other comprehensive income (loss)	(59)	136	(31)	46
Balance as of September 30, 2018	$(86)	$(53)	$(356)	$(495)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2016	$(1)	$(288)	$(372)	$(661)
Other comprehensive gain before reclassifications	185	80	20	285
Gains reclassified from accumulated other comprehensive loss	(144)	—	—	(144)
KML IPO	—	44	7	51
Net current-period other comprehensive income	41	124	27	192
Balance as of September 30, 2017	$40	$(164)	$(345)	$(469)
_______

(a)
Amounts for foreign currency translation adjustments and pension and other postretirement liability adjustments reflect the deferred losses recognized in income during the nine months ended September 30, 2018, related to the TMPL Sale.

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of September 30, 2018
Energy commodity derivative contracts(a)	$1	$32	$—	$33	$(13)	$—	$20
Interest rate contracts	—	89	—	89	(9)	—	80
Foreign currency contracts	—	158	—	158	(13)	—	145
As of December 31, 2017
Energy commodity derivative contracts(a)	$17	$70	$—	$87	$(42)	$(12)	$33
Interest rate contracts	—	205	—	205	(15)	—	190
Foreign currency contracts	$—	$166	$—	$166	$(6)	$—	$160

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(b)
As of September 30, 2018
Energy commodity derivative contracts(a)	$(3)	$(340)	$—	$(343)	$13	$34	$(296)
Interest rate contracts	—	(275)	—	(275)	9	—	(266)
Foreign currency contracts	—	(27)	—	(27)	13	—	(14)
As of December 31, 2017
Energy commodity derivative contracts(a)	$(3)	$(98)	$—	$(101)	$42	$—	$(59)
Interest rate contracts	—	(65)	—	(65)	15	—	(50)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
_______

(a)	Level 1 consists primarily of New York Mercantile Exchange natural gas futures. Level 2 consists primarily of over-the-counter West Texas Intermediate swaps and options and NGL swaps.

(b)
Any cash collateral paid or received is reflected in this table, but only to the extent that it represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from this table.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	September 30, 2018		December 31, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$37,605	$39,125	$37,843	$40,050

We used Level 2 input values to measure the estimated fair value of our outstanding debt balances as of both September 30, 2018 and December 31, 2017.

7.  Revenue Recognition

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

The impact to our consolidated financial statement line items from the adoption of Topic 606 for these changes was as follows (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Line Item	As Reported	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)	As Reported	Amounts Without Adoption of Topic 606	Effect of Change Increase/(Decrease)
Consolidated Statement of Income
Natural gas sales	$799	$813	$(14)	$2,353	$2,391	$(38)
Services	1,959	2,012	(53)	5,910	6,060	(150)
Product sales and other	759	853	(94)	2,100	2,353	(253)
Total Revenues	3,517	3,678	(161)	10,363	10,804	(441)

Cost of sales	1,135	1,296	(161)	3,222	3,663	(441)
Operating Income	1,515	1,515	—	2,736	2,736	—

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

Kinder Morgan Canada Segment

On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment will not have revenues on a prospective basis (see Note 2). Prior to the sale of these assets, we provided crude oil and refined petroleum transportation services generally as described above for non-firm, interruptible transportation services in our Products Pipelines business segment. The TMPL regulated tariff was designed to provide revenues sufficient to recover the costs of providing transportation services to shippers, including a return on invested capital. TMPL’s revenue was adjusted according to terms prescribed in our toll settlement with shippers as approved by the National Energy Board (NEB). Differences between transportation revenue recognized pursuant to our toll settlement and actual toll receipts were recognized as regulatory assets or liabilities and settled through future tolls.

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source (in millions):

	Three Months Ended September 30, 2018
	Natural Gas Pipelines	CO2	Terminals	Products Pipelines	Kinder Morgan Canada	Corporate and Eliminations	Total
Revenues from contracts with customers
Services
Firm services(a)	$778	$—	$230	$142	$—	$(4)	$1,146
Fee-based services	215	17	163	204	41	1	641
Total services revenues	993	17	393	346	41	(3)	1,787
Sales
Natural gas sales	804	—	—	—	—	(2)	802
Product sales	390	313	8	52	—	—	763
Other sales	1	—	—	—	—	—	1
Total sales revenues	1,195	313	8	52	—	(2)	1,566
Total revenues from contracts with customers	2,188	330	401	398	41	(5)	3,353
Other revenues(b)	39	(14)	101	34	3	1	164
Total revenues	$2,227	$316	$502	$432	$44	$(4)	$3,517

	Nine Months Ended September 30, 2018
	Natural Gas Pipelines	CO2	Terminals	Products Pipelines	Kinder Morgan Canada	Corporate and Eliminations	Total
Revenues from contracts with customers
Services
Firm services(a)	$2,365	$1	$745	$427	$—	$(12)	$3,526
Fee-based services	620	50	459	585	167	2	1,883
Total services revenues	2,985	51	1,204	1,012	167	(10)	5,409
Sales
Natural gas sales	2,365	1	—	—	—	(6)	2,360
Product sales	1,028	948	14	160	—	—	2,150
Other sales	5	—	—	—	—	—	5
Total sales revenues	3,398	949	14	160	—	(6)	4,515
Total revenues from contracts with customers	6,383	1,000	1,218	1,172	167	(16)	9,924
Other revenues(b)	176	(130)	290	101	3	(1)	439
Total revenues	$6,559	$870	$1,508	$1,273	$170	$(17)	$10,363
_______

(a)
Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with indexed-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.

(b)
Amounts recognized as revenue under guidance prescribed in Topics of the Accounting Standards Codification other than in Topic 606 and primarily include leases and derivatives. See Note 5 for additional information related to our derivative contracts.

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

The following table presents the activity in our contract assets and liabilities (in millions):

Nine Months Ended September 30, 2018
Contract Assets(a)
Balance at December 31, 2017	$32
Additions	82
Transfer to Accounts receivable	(59)
Balance at September 30, 2018	$55
Contract Liabilities(b)
Balance at December 31, 2017	$206
Additions	344
Transfer to Revenues	(254)
Other(c)	(4)
Balance at September 30, 2018	$292
_______

(a)
Includes current balances of $46 million and $25 million reported within “Other current assets” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively, and includes non-current balances of $9 million and $7 million reported within “Deferred charges and other assets” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

(b)
Includes current balances of $79 million reported within “Other current liabilities” in our accompanying consolidated balance sheets at both September 30, 2018 and December 31, 2017 and includes non-current balances of $213 million and $127 million reported within “Other long-term liabilities and deferred credits” in our accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively.

(c)	Includes 2018 foreign currency translation adjustments associated with the balances at December 31, 2017.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2018 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions):

Year	Estimated Revenue
Three months ended December 31, 2018	$1,268
2019	4,595
2020	3,856
2021	3,301
2022	2,796
Thereafter	14,976
Total	$30,792

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

8.  Reportable Segments

Financial information by segment follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,225	$2,022	$6,552	$6,283
Intersegment revenues	2	2	7	7
CO2	316	289	870	899
Terminals
Revenues from external customers	502	485	1,507	1,458
Intersegment revenues	—	—	1	1
Products Pipelines
Revenues from external customers	429	411	1,263	1,222
Intersegment revenues	3	1	10	10
Kinder Morgan Canada(c)	44	66	170	185
Corporate and intersegment eliminations(a)	(4)	5	(17)	8
Total consolidated revenues	$3,517	$3,281	$10,363	$10,073

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment EBDA(b)
Natural Gas Pipelines	$976	$884	$2,425	$2,846
CO2	205	197	561	636
Terminals	301	314	870	925
Products Pipelines	279	302	857	913
Kinder Morgan Canada(c)	654	50	746	136
Total Segment EBDA	2,415	1,747	5,459	5,456
DD&A	(569)	(562)	(1,710)	(1,697)
Amortization of excess cost of equity investments	(21)	(15)	(77)	(45)
General and administrative and corporate charges	(151)	(164)	(485)	(490)
Interest, net	(473)	(459)	(1,456)	(1,387)
Income tax expense	(196)	(160)	(314)	(622)
Total consolidated net income	$1,005	$387	$1,417	$1,215

	September 30, 2018	December 31, 2017
Assets
Natural Gas Pipelines	$51,100	$51,173
CO2	3,881	3,946
Terminals	9,356	9,935
Products Pipelines	8,497	8,539
Kinder Morgan Canada(c)	—	2,080
Corporate assets(d)	6,229	3,382
Total consolidated assets	$79,063	$79,055
_______

(a)	Three and nine month 2017 amounts include a management fee for services we perform as operator of an equity investee of $8 million and $26 million, respectively.

(b)
Includes revenues, earnings from equity investments, other, net, less operating expenses, (gain) loss on divestitures and impairments, net, loss on impairment of equity investment and other (income) expense, net.

(c)	On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment will not have results of operations on a prospective basis (see Note 2).

(d)
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

9.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense	$196	$160	$314	$622
Effective tax rate	16.3%	29.3%	18.1%	33.9%

The effective tax rate for the three and nine months ended September 30, 2018 is lower than the statutory federal rate of 21% primarily due to the lower Canadian capital gains tax rate applicable to the TMPL Sale, dividend-received deductions from our investment in Florida Gas Pipeline (Citrus), Plantation Pipe Line and Natural Gas Pipeline Company of America, and a reduction of our income tax reserve for uncertain tax positions as a result of the settlement of federal and state income tax audits. These reductions are partially offset by state income taxes.

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

We continue to assess the impact of the Tax Cuts and Jobs Act of 2017 (2017 Tax Reform) on our business. Any adjustment to our provisional amounts recorded as of December 31, 2017 will be reported in the reporting period in which any such adjustments are determined and may be material in the period in which the adjustments are made. Earnings from equity investments on our statement of income for the three and nine months ended September 30, 2018 was decreased by $3 million ($2 million impact to us after income tax benefit) and increased by $41 million ($32 million impact to us after income tax expense), respectively, for our share of certain equity investees’ 2017 Tax Reform provisional adjustments. As a result of our provision to return adjustments, the 2017 Tax Reform transitional tax was reduced by $3 million for the three and nine months ended September 30, 2018. For additional information regarding the 2017 Tax Reform, see Note 5 to our consolidated financial statements included in our 2017 Form 10-K.

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

FERC Proceedings

FERC Rulemaking on Tax Cuts and Jobs Act for Jurisdictional Natural Gas Pipelines

On March 15, 2018, FERC issued a notice of proposed rule-making (NOPR) which proposed a process to implement for ratemaking purposes the 2017 Tax Reform. The NOPR proposed that each regulated interstate natural gas pipeline make a mandatory filing (Form 501-G) to reflect, based upon certain required assumptions, the rate impact of the reduced statutory corporate tax rate, and in the case of master limited partnerships and other pass-through entities, the elimination of an income tax allowance and unspecified resulting treatment of accumulated deferred income tax (ADIT) in the cost of service. The FERC’s NOPR also provided four options for regulated entities to consider: (1) make a limited filing under section 4 of the NGA to reduce rates for the impact of the 2017 Tax Reform; (2) commit to file a general section 4 rate case in the near future; (3) file an explanation why no rate change is needed, or (4) take no further action other than filing the required Form 501-G report. On July 18, 2018, FERC issued Order No. 849 (Final Rule) promulgating a final rule to implement the 2017 Tax Reform for jurisdictional natural gas pipelines. The Final Rule continues to require the regulated interstate pipelines to file the Form 501-G reflecting certain mandatory assumptions. The Final Rule also maintains substantially the same four options for regulated entities to implement the reduced corporate tax rate. The Final Rule clarifies that pass-through entities whose income consolidates up to a federal income tax paying entity are eligible for a tax allowance. It also clarifies that the required filing is a one-time informational filing and that FERC is not mandating any adjustment in rates as a function of complying with the Final Rule. Companies are also allowed to file an addendum which may reflect an income tax allowance, alternative capital structure and alternative equity returns. The Final Rule establishes a presumption that negotiated rate contracts should not be disturbed. We believe that the required, one-time, informational Form 501-G filings will be distorted, misleading and confusing to customers and investors. The Form 501-G filings will be made in three batches. The first filings were made on October 11, 2018 with additional filings by the remaining companies to be made in November and December of 2018. We continue to believe any initial, downward rate pressure will be mitigated and spread out over multiple years given the procedural options presented in the Final Rule, the prospective nature of rate changes under section 5 of the NGA and the fact that the FERC affirmed its intention to respect negotiated rate contracts. Many of our transportation and storage services are rendered pursuant to negotiated rate agreements that, consistent with the Final Rule, will not be subject to adjustment due to changes in tax law. Also, many of our current transactions are provided at discounted rates that are below maximum tariff rates, many of which would not be impacted by a change in the maximum tariff rate. Further, on many of our pipelines we are operating under settlements that preclude customers from requesting rate changes at the FERC during the life of the settlement.

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing proceedings at the FERC, including the complaints and protests of various shippers, the most recent of which was filed in 2015 (docketed at OR16-6) challenging SFPP’s filed East Line rates. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. If the shippers prevail on their arguments or claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing date of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. On March 22, 2016, the D.C. Circuit issued a decision in United Airlines, Inc. v. FERC remanding to FERC for further consideration of two issues: (1) the appropriate data to be used to determine the return on equity for SFPP in the underlying docket, and (2) the just and reasonable return to be provided to a tax pass-through entity that includes an income tax allowance in its underlying cost of service. On July 21, 2017, an initial decision by the Administrative Law Judge (ALJ) in OR16-6 concluded that the Complainants are due reparations, with appropriate interest, equal to the difference between what SFPP collected from the Complainants for service on the East Line and the amounts SFPP would have collected had it charged just and reasonable rates for that line.  The ALJ ruled that an income tax allowance should be included in the cost of service both to determine reparations and to set going forward rates, and found that the new just and reasonable rates are not knowable until the FERC reviews the initial decision and orders a compliance filing.  The FERC will determine which portions of the initial decision to affirm, reject or amend. On March 15, 2018, the FERC announced certain policy changes including a Revised Policy Statement on Treatment of Income Taxes (Revised Policy Statement) and, that same day, the FERC issued orders in a series of pending SFPP proceedings which combined to deny income tax allowance to SFPP, direct SFPP to make compliance filings in its 2008 and 2009 rate filing documents, and restart the 2011 SFPP complaint proceeding which had been abated. Requests for rehearing were filed in the Revised Policy Statement docket as well as the SFPP dockets in which the Revised Policy Statement was applied. The requests for rehearing in the SFPP dockets remain pending at the FERC. On July 18, 2018, the FERC issued an Order on Rehearing in the Revised Policy Statement docket in which it denied the rehearing petitions and clarified that the issue of entitlement to an income tax allowance will continue to be resolved in individual proceedings, including proceedings involving income tax pass-through entities. The FERC also clarified that when an income tax allowance is eliminated from cost of service, previously ADIT balances associated with such income tax allowance may also be eliminated. With respect to the various SFPP related complaints and protest proceedings at the FERC, we estimate that the shippers are seeking approximately $30 million in annual rate reductions and approximately $320 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of FERC precedent, as applicable, to pending SFPP cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. The FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it will apply its findings in Opinion 517-A to the same issues in the 2010 rate case. All refund obligations related to the 2008 rate case were satisfied during calendar year 2015. EPNG sought federal appellate review of Opinion 517-A and oral arguments were held on February 15, 2017. On February 21, 2017, the reviewing court delayed the case until the FERC rules on the rehearing requests pending in the 2010 Rate Case. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528-A) on February 18, 2016. The FERC generally upheld its prior determinations, affirmed prior findings of an Administrative Law Judge that certain shippers qualify for lower rates and required EPNG to file revised pro forma recalculated rates consistent with the terms of Opinions 517-A and 528-A. EPNG and two intervenors sought rehearing of certain aspects of the decision. On February 23, 2018, a customer group filed a motion in the 2010 rate case requesting the FERC order us to recalculate the rates to be effective on January 1, 2018 to include impacts of the 2017 Tax Reform. We answered in opposition on March 12, 2018. On May 3, 2018, the FERC issued Opinion 528-B upholding its decisions in Opinion 528-A, effectively denying the motion of the customer group, and requiring EPNG to implement the rates required by its rulings and provide refunds within 60 days. On July 2, 2018, EPNG reported to the FERC the refund calculations, and that the refunds had been provided as ordered. Also on July 2, 2018, EPNG initiated appellate review of Opinions 528, 528-A and 528-B. On August 23, 2018, the reviewing court established a briefing schedule and consolidated EPNG’s delayed appeal from the 2008 rate case, EPNG’s appeal from the 2010 rate case, and the intervenors’ delayed appeal in the 2010 case.

Other Commercial Matters

Union Pacific Railroad Company Easements Landowner Litigation

A purported class action lawsuit was filed in 2015 in a U.S. District Court in California against Union Pacific Railroad Company (UPRR), SFPP, KMGP and Kinder Morgan Operating L.P. “D” by private landowners who claimed to be the lawful owners of subsurface real property allegedly used or occupied by UPRR or SFPP for pipeline easements on rights-of-way held by UPRR. Substantially similar follow-on lawsuits were filed in federal courts by landowners in Nevada, Arizona and New Mexico. These suits, which were brought purportedly as class actions on behalf of all landowners who own land in fee adjacent to and underlying the railroad easement under which the SFPP pipeline is located in those respective states, asserted claims against UPRR, SFPP, KMGP, and Kinder Morgan Operating L.P. “D” alleging that the defendants’ occupation and use of the subsurface real property was improper. Plaintiffs’ motions for class certification were denied by the federal courts in Arizona and California. The Ninth Circuit Court of Appeals denied interlocutory review of the class certification decisions. The New Mexico and Nevada lawsuits were stayed. All pending lawsuits have been settled and dismissed on terms that are not material to KMI’s results of operations, cash flows or dividends to shareholders.

Gulf LNG Facility Arbitration

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Disagreement and Disputed Statements and a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA sought declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  As set forth in the terminal use agreement, disputes are meant to be resolved by final and binding arbitration. A three-member arbitration panel conducted an arbitration hearing in January 2017. On June 29, 2018, the arbitration panel delivered its Award, and the panel's ruling calls for the termination of the agreement and Eni USA's payment of compensation to GLNG. The Award resulted in our recording a net loss in the previous quarter of our equity investment in GLNG due to a non-cash impairment of our investment in GLNG partially offset by our share of earnings recognized by GLNG. On September 25, 2018, GLNG filed a lawsuit against Eni USA in the Delaware Court of Chancery to enforce the Award. On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered by Eni S.p.A. in connection with the terminal use agreement. GLNG intends to vigorously prosecute both lawsuits.

Brinckerhoff Merger Litigation

In April 2017, a purported class action suit was filed in the Delaware Court of Chancery by Peter Brinckerhoff, a former EPB unitholder on behalf of a class of former unaffiliated unitholders of EPB, seeking to challenge the $9.2 billion merger of EPB into a subsidiary of KMI as part of a series of transactions in November 2014 whereby KMI acquired all of the outstanding equity interests in KMP, Kinder Morgan Management, LLC and EPB that KMI and its subsidiaries did not already own. The suit alleged that the merger consideration did not sufficiently compensate EPB unitholders for the value of three derivative suits concerning drop down transactions which the derivative plaintiff lost standing to pursue after the merger. The suit claimed that the alleged failure to obtain sufficient merger consideration for the drop down lawsuits constituted a breach of the EPB limited partnership agreement and the implied covenant of good faith and fair dealing. The suit also asserted claims against KMI and certain individual defendants for allegedly tortiously interfering with and/or aiding and abetting the alleged breach of the limited partnership agreement. In November 2017, the Court dismissed the suit in its entirety. On June 8, 2018, the Delaware Supreme Court affirmed the dismissal. Also in November 2017, counsel for Brinckerhoff filed a separate lawsuit against KMEP and KMI seeking to recover up to $44 million in attorneys’ fees allegedly incurred in connection with the assertion of derivative claims that Brinckerhoff lost standing to pursue. On April 9, 2018, the Court dismissed the suit in its entirety, and that dismissal is final.

Price Reporting Litigation

Beginning in 2003, several lawsuits were filed by purchasers of natural gas against El Paso Corporation, El Paso Marketing L.P. and numerous other energy companies based on a claim under state antitrust law that such defendants conspired to manipulate the price of natural gas by providing false price information to industry trade publications that published gas indices. Several of the cases have been settled or dismissed. The remaining cases, which are pending in a U.S. District Court in Nevada, include a lawsuit brought by an industrial consumer in Kansas in which approximately $500 million in damages plus interest has been alleged against all defendants, and a Wisconsin class action in which approximately $300 million in damages plus interest has been alleged against all defendants. In the Wisconsin class action, the U.S. District Court denied plaintiff’s motion for class certification, but on appeal the Ninth Circuit Court of Appeals remanded the case with instructions to the U.S. District Court to provide a more detailed analysis of class certification issues. There remains significant uncertainty regarding the validity of the causes of action, the damages asserted and the level of damages, if any, which may be allocated to us in the remaining lawsuits and therefore, our legal exposure, if any, and costs are not currently determinable.

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

General

As of September 30, 2018 and December 31, 2017, our total reserve for legal matters was $200 million and $350 million, respectively. The reduction in the reserve primarily resulted from the payment of refunds in the EPNG rate case matter discussed above in “—FERC Proceedings—EPNG.” The remaining reserve primarily relates to various claims from regulatory proceedings arising in our Products Pipelines business segment.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, Essex, Hudson, Bergen and Passaic Counties, New Jersey

EPEC Polymers, Inc. (EPEC Polymers) and EPEC Oil Company Liquidating Trust (EPEC Oil Trust), former El Paso Corporation entities now owned by KMI, are involved in an administrative action under CERCLA known as the Lower Passaic River Study Area Superfund Site (Site) concerning the lower 17-mile stretch of the Passaic River. It has been alleged that EPEC Polymers and EPEC Oil Trust may be potentially responsible parties (PRPs) under CERCLA based on prior ownership and/or operation of properties located along the relevant section of the Passaic River. EPEC Polymers and EPEC Oil Trust entered into two Administrative Orders on Consent (AOCs) which obligate them to investigate and characterize contamination at the Site. They are also part of a joint defense group of approximately 44 cooperating parties, referred to as the Cooperating Parties Group (CPG), which has entered into AOCs and is directing and funding the work required by the EPA. Under the first AOC, draft remedial investigation and feasibility studies (RI/FS) of the Site were submitted to the EPA in 2015, and EPA approval remains pending. Under the second AOC, the CPG members conducted a CERCLA removal action at the Passaic River Mile 10.9, and the group is currently conducting EPA-directed post-remedy monitoring in the removal area. We have established a reserve for the anticipated cost of compliance with the AOCs.

On April 11, 2014, the EPA announced the issuance of its Focused Feasibility Study (FFS) for the lower eight miles of the Passaic River Study Area, and its proposed plan for remedial alternatives to address the dioxin sediment contamination from the mouth of Newark Bay to River Mile 8.3. The EPA estimates the cost for the alternatives will range from $365 million to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank-to-bank and installing an engineered cap at an estimated cost of $1.7 billion. On March 4, 2016, the EPA issued its Record of Decision (ROD) for the lower eight miles of the Passaic River Study area. The final cleanup plan in the ROD is substantially similar to the EPA’s preferred alternative announced on April 11, 2014. On October 5, 2016, the EPA entered into an AOC with Occidental Chemical Company (OCC), a member of the PRP group requiring OCC to spend an estimated $165 million to perform engineering and design work necessary to begin the cleanup of the lower eight miles of the Passaic River. The design work is expected to take four years to complete and the cleanup is expected to take six years to complete. On June 30, 2018 and July 13, 2018, respectively, OCC filed two separate lawsuits in the U.S. District Court for the District of New Jersey seeking cost recovery and contribution under CERCLA from more than 120 defendants, including EPEC Polymers. OCC alleges that each defendant is responsible to reimburse OCC for a proportionate share of the $165 million OCC is required to spend pursuant to its AOC. EPEC Polymers was dismissed without prejudice from the lawsuit on August 8, 2018.

In addition, the EPA and numerous PRPs, including EPEC Polymers, are engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Passaic River Study area. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the FFS and ROD. There is also uncertainty as to the impact of the recent EPA FS directive for the upper nine mile segment not subject to the lower eight mile FFS and ROD. In a letter dated October 10, 2018, the EPA directed the CPG to prepare a streamlined FS for the Site that evaluates interim remedy alternatives for sediments in the upper nine miles of the Site. Until this FS is completed and the RI/FS is finalized, the scope of potential EPA claims for the Site is not reasonably estimable.

Plaquemines Parish Louisiana Coastal Zone Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that defendants’ oil and gas exploration, production and transportation operations in the Bastian Bay, Buras, Empire and Fort Jackson oil and gas fields of Plaquemines Parish caused substantial damage to the coastal waters and nearby lands (Coastal Zone) within the Parish, including the erosion of marshes and the discharge of oil waste and other pollutants which detrimentally affected the quality of state waters and plant and animal life, in violation of the State and Local Coastal Resources Management Act of 1978 (Coastal Zone Management Act). The case is one of numerous similar cases pending in Louisiana. As a result of such alleged violations of the Coastal Zone Management Act, Plaquemines Parish seeks, among other relief, unspecified monetary relief, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to clear, vegetate and detoxify the Coastal Zone. In connection with this suit, TGP has made two tenders for defense and indemnity: (1) to Anadarko, as successor to the entity that purchased TGP’s oil and gas assets in Bastian Bay, and (2) to Kinetica, which purchased TGP’s pipeline assets in Bastian Bay in 2013. Anadarko has accepted TGP’s tender (limited to oil and gas assets), and Kinetica rejected TGP’s tender. The Louisiana Department of Natural Resources (LDNR) and the Louisiana Attorney General (LAG) have intervened in the lawsuit. The Court has separated the defendants into several trial groups and set trials to begin in 2019. The case involving TGP was set for trial in 2020. During May 2018, the defendants removed numerous cases which allege violations under the Coastal Zone Management Act to federal court in Louisiana; the case involving TGP was removed to the U.S. District Court for the Eastern District of Louisiana. Thereafter, the defendants moved the U.S. Judicial Panel on Multidistrict Litigation to transfer all such cases, including the case involving TGP, to the U.S. District Court for the Eastern District of Louisiana for coordinated proceedings. On July 31, 2018, the Panel denied the motion. The plaintiffs and intervenors have moved to remand all of the cases, including the case involving TGP, to the state district courts. Those motions are pending. All of the cases, including the case involving TGP, remain effectively stayed pending resolution of the removal and remand issues. We will continue to vigorously defend the lawsuit.

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

Vintage Assets, Inc. Coastal Erosion Litigation

On December 18, 2015, Vintage Assets, Inc. and several individual landowners filed a lawsuit in the State District Court for Plaquemines Parish, Louisiana alleging that its 5,000 acre property is composed of coastal wetlands, and that SNG and TGP failed to maintain pipeline canals and banks, causing widening of the canals, land loss, and damage to the ecology and hydrology of the marsh, in breach of right of way agreements, prudent operating practices, and Louisiana law. The suit also claims that defendants’ alleged failure to maintain pipeline canals and banks constitutes negligence and has resulted in encroachment of the canals, constituting trespass. The suit seeks in excess of $80 million in money damages, including recovery of litigation costs, damages for trespass, and money damages associated with an alleged loss of natural resources and projected reconstruction cost of replacing or restoring wetlands. The suit was removed to the U.S. District Court for the Eastern District of Louisiana. The SNG assets at issue were sold to Highpoint Gas Transmission, LLC in 2011, which was subsequently purchased by American Midstream Partners, LP. In response to SNG’s demand for defense and indemnity, American Midstream Partners agreed to pay 50% of joint defense costs and expenses, with a percentage of indemnity to be determined upon final resolution of the suit. On October 20, 2016, plaintiffs filed an amended complaint naming Highpoint Gas Transmission, LLC as an additional defendant. A non-jury trial was held during September 2017. On May 4, 2018, the District Court entered a judgment dismissing the tort and negligence claims against all of the defendants, and dismissing certain of the contract claims against TGP.  In ruling in favor of plaintiffs on the remaining contract claims, the District Court ordered the Defendants to pay $1,104 in money damages, and issued a permanent injunction ordering the Defendants to restore a total of 9.6 acres of land and maintain certain canals at widths designated by the right of way agreements in effect.  The Court stayed the judgment and the injunction pending appeal. The parties each filed a separate appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 13, 2018, Highpoint Gas Transmission, LLC filed a motion to vacate the judgment and dismiss all of the appeals for lack of subject matter jurisdiction. On October 2, 2018, the Court of Appeals dismissed the appeals and remanded the suit to the U.S. District Court for the Eastern District of Louisiana. In doing so, the Court of Appeals ordered the District Court to remand the suit to the State District Court of Plaquemines Parish, Louisiana for further proceedings. We will continue to vigorously defend the suit.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of September 30, 2018 and December 31, 2017, we have accrued a total reserve for environmental liabilities in the amount of $270 million and $279 million, respectively. In addition, as of both September 30, 2018 and December 31, 2017, we have recorded a receivable of $13 million for expected cost recoveries that have been deemed probable.

Other Contingencies

In 2017, in order to demonstrate to the NEB that Trans Mountain has sufficient financial resources to meet its responsibilities under Canada’s Pipeline Safety Act (the “Act”), we entered into a loan facility with Trans Mountain pursuant to which it may borrow up to C$500 million from us in the event that a TMPL environmental incident occurs giving rise to a liability on the part of Trans Mountain under the Act. Upon the closing of the TMPL Sale on August 31, 2018, the government of Canada delivered to us a C$500 million cash-collateralized letter of credit to fully backstop our obligation under the loan facility, which will continue until the NEB approves a replacement arrangement with which Trans Mountain may satisfy its financial resources requirement.

11. Recent Accounting Pronouncements

Topic 842

On February 25, 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU establishes a comprehensive new lease accounting model, which requires substantially all leases, with the exception for leases with a term of one year or less, to be recorded on the balance sheet as a lease liability measured as the present value of the future lease payments with a corresponding right-of-use asset. The ASU also requires disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases.

On January 25, 2018, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842.” This ASU permits an entity to elect a transition practical expedient to not apply the provisions of ASU No. 2016-02 to land easements that existed or expired before the effective date of ASU No. 2016-02 and that were not previously accounted for as leases under the previous lease guidance in ASC Topic 840 “Leases.”

On July 30, 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements.” This ASU permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC Topic 840. ASU No. 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present.

We are in the process of finalizing our review of our lease agreements in light of Topic 842 guidance, implementing a financial lease accounting system, evaluating internal control changes to support management in the accounting for and disclosure of leasing activities, and assessing available transition practical expedients. While we are still in the process of completing our implementation evaluation of ASU No. 2016-02, we currently believe the most significant changes to our financial statements relate to the recognition of a lease liability and offsetting right-of-use asset in our Consolidated Balance Sheet for operating leases. ASU No. 2016-02 will be effective for us as of January 1, 2019.

ASU No. 2016-13

On June 16, 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU modifies the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU No. 2016-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

ASU No. 2017-04

On January 26, 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU No. 2017-04 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

ASU No. 2017-12

On August 28, 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The guidance expands the ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, and eases certain hedge effectiveness assessment requirements. While we are still in the process of completing our implementation evaluation of ASU No. 2017-12, we currently believe the most significant changes to our financial statements relate to (i) the ability to hedge contractually specified components of the price of forecasted purchases and sales of nonfinancial assets and (ii) the elimination of the concept of recognizing periodic hedge ineffectiveness for cash flow hedges. ASU No. 2017-12 will be effective for us as of January 1, 2019 and will be applied using a modified retrospective approach for existing cash flow hedging relationships as of the adoption date and prospectively for the presentation and disclosure guidance.

ASU No. 2018-13

On August 28, 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU amends existing fair value measurement disclosure requirements by adding, changing, or removing certain disclosures. ASU No. 2018-13 will be effective for us as of January 1, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

ASU No. 2018-14

On August 28, 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.” This ASU amends existing annual disclosure requirements applicable to all employers that sponsor defined benefit pension and other postretirement plans by adding, removing, and clarifying certain disclosures. ASU No. 2018-14 will be effective for us for the fiscal year ending December 31, 2020, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

12. Guarantee of Securities of Subsidiaries

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

Excluding fair value adjustments, as of September 30, 2018, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, and Subsidiary Guarantors had $15,658 million, $17,910 million, and $2,535 million, respectively, of Guaranteed Notes outstanding.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying September 30,

2018 condensed consolidating balance sheet is approximately $159 million of capital lease obligations that are not subject to the cross guarantee agreement.

On December 31, 2017, KMP’s interests in KMBT were transferred to KMI. The following condensed consolidating financial information reflects this transaction for all periods presented.

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$3,159	$385	$(27)	$3,517

Operating Costs, Expenses and Other
Costs of sales	—	—	1,083	68	(16)	1,135
Depreciation, depletion and amortization	5	—	487	77	—	569
Other operating (income) expense	(23)	—	783	(451)	(11)	298
Total Operating Costs, Expenses and Other	(18)	—	2,353	(306)	(27)	2,002

Operating Income	18	—	806	691	—	1,515

Other Income (Expense)
Earnings from consolidated subsidiaries	1,183	1,138	579	28	(2,928)	—
Earnings from equity investments	—	—	160	—	—	160
Interest, net	(201)	(2)	(273)	3	—	(473)
Amortization of excess cost of equity investments and other, net	7	—	1	(9)	—	(1)

Income Before Income Taxes	1,007	1,136	1,273	713	(2,928)	1,201

Income Tax (Expense) Benefit	(275)	73	(20)	26	—	(196)

Net Income	732	1,209	1,253	739	(2,928)	1,005
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(273)	(273)

Net Income Attributable to Controlling Interests	732	1,209	1,253	739	(3,201)	732

Preferred Stock Dividends	(39)	—	—	—	—	(39)
Net Income Available to Common Stockholders	$693	$1,209	$1,253	$739	$(3,201)	$693

Net Income	$732	$1,209	$1,253	$739	$(2,928)	$1,005
Total other comprehensive income	195	207	166	431	(738)	261
Comprehensive income	927	1,416	1,419	1,170	(3,666)	1,266
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(339)	(339)
Comprehensive income attributable to controlling interests	$927	$1,416	$1,419	$1,170	$(4,005)	$927

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$8	$—	$2,899	$413	$(39)	$3,281

Operating Costs, Expenses and Other
Costs of sales	—	—	953	81	(27)	1,007
Depreciation, depletion and amortization	4	—	487	71	—	562
Other operating expenses	13	1	737	147	(12)	886
Total Operating Costs, Expenses and Other	17	1	2,177	299	(39)	2,455

Operating (Loss) Income	(9)	(1)	722	114	—	826

Other Income (Expense)
Earnings from consolidated subsidiaries	690	681	111	15	(1,497)	—
Earnings from equity investments	—	—	167	—	—	167
Interest, net	(174)	(1)	(277)	(7)	—	(459)
Amortization of excess cost of equity investments and other, net	1	—	7	5	—	13

Income Before Income Taxes	508	679	730	127	(1,497)	547

Income Tax Expense	(135)	(1)	(18)	(6)	—	(160)

Net Income	373	678	712	121	(1,497)	387
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(14)	(14)

Net Income Attributable to Controlling Interests	373	678	712	121	(1,511)	373

Preferred Stock Dividends	(39)	—	—	—	—	(39)
Net Income Available to Common Stockholders	334	678	712	121	(1,511)	334

Net Income	$373	$678	$712	$121	$(1,497)	$387
Total other comprehensive income (loss)	14	(1)	(3)	105	(71)	44
Comprehensive income	387	677	709	226	(1,568)	431
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(44)	(44)
Comprehensive income attributable to controlling interests	$387	$677	$709	$226	$(1,612)	$387

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$9,286	$1,170	$(93)	$10,363

Operating Costs, Expenses and Other
Costs of sales	—	—	3,084	197	(59)	3,222
Depreciation, depletion and amortization	14	—	1,457	239	—	1,710
Other operating (income) expense	(42)	1	2,903	(133)	(34)	2,695
Total Operating Costs, Expenses and Other	(28)	1	7,444	303	(93)	7,627

Operating Income (Loss)	28	(1)	1,842	867	—	2,736

Other Income (Expense)
Earnings from consolidated subsidiaries	1,987	1,828	726	48	(4,589)	—
Earnings from equity investments	—	—	438	—	—	438
Interest, net	(578)	(8)	(819)	(51)	—	(1,456)
Amortization of excess cost of equity investments and other, net	20	—	(14)	7	—	13

Income Before Income Taxes	1,457	1,819	2,173	871	(4,589)	1,731

Income Tax (Expense) Benefit	(342)	69	(65)	24	—	(314)

Net Income	1,115	1,888	2,108	895	(4,589)	1,417
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(302)	(302)

Net Income Attributable to Controlling Interests	1,115	1,888	2,108	895	(4,891)	1,115

Preferred Stock Dividends	(117)	—	—	—	—	(117)
Net Income Available to Common Stockholders	$998	$1,888	$2,108	$895	$(4,891)	$998

Net Income	$1,115	$1,888	$2,108	$895	$(4,589)	$1,417
Total other comprehensive income	155	109	65	295	(443)	181
Comprehensive income	1,270	1,997	2,173	1,190	(5,032)	1,598
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(328)	(328)
Comprehensive income attributable to controlling interests	$1,270	$1,997	$2,173	$1,190	$(5,360)	$1,270

Condensed Consolidating Statements of Income and Comprehensive Income for the Nine Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$26	$—	$8,959	$1,190	$(102)	$10,073

Operating Costs, Expenses and Other
Costs of sales	—	—	2,971	235	(68)	3,138
Depreciation, depletion and amortization	12	—	1,451	234	—	1,697
Other operating expenses	38	1	2,139	373	(34)	2,517
Total Operating Costs, Expenses and Other	50	1	6,561	842	(102)	7,352

Operating (Loss) Income	(24)	(1)	2,398	348	—	2,721

Other Income (Expense)
Earnings from consolidated subsidiaries	2,283	2,242	323	50	(4,898)	—
Earnings from equity investments	—	—	477	—	—	477
Interest, net	(528)	9	(832)	(36)	—	(1,387)
Amortization of excess cost of equity investments and other, net	1	—	13	12	—	26

Income Before Income Taxes	1,732	2,250	2,379	374	(4,898)	1,837

Income Tax Expense	(543)	(4)	(53)	(22)	—	(622)

Net Income	1,189	2,246	2,326	352	(4,898)	1,215
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(26)	(26)

Net Income Attributable to Controlling Interests	1,189	2,246	2,326	352	(4,924)	1,189

Preferred Stock Dividends	(117)	—	—	—	—	(117)
Net Income Available to Common Stockholders	1,072	2,246	2,326	352	(4,924)	1,072

Net Income	$1,189	$2,246	$2,326	$352	$(4,898)	$1,215
Total other comprehensive income	141	273	290	178	(692)	190
Comprehensive income	1,330	2,519	2,616	530	(5,590)	1,405
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(75)	(75)
Comprehensive income attributable to controlling interests	$1,330	$2,519	$2,616	$530	$(5,665)	$1,330

Condensed Consolidating Balance Sheets as of September 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$1	$—	$—	$3,458	$—	$3,459
Other current assets - affiliates	4,275	4,650	22,762	981	(32,668)	—
All other current assets	234	63	1,797	227	(14)	2,307
Property, plant and equipment, net	218	—	30,707	6,870	—	37,795
Investments	664	—	6,668	100	—	7,432
Investments in subsidiaries	41,130	39,124	6,368	4,303	(90,925)	—
Goodwill	13,789	22	5,166	2,988	—	21,965
Notes receivable from affiliates	958	20,349	374	994	(22,675)	—
Deferred income taxes	3,258	—	—	—	(1,384)	1,874
Other non-current assets	242	71	3,848	70	—	4,231
Total assets	$64,769	$64,279	$77,690	$19,991	$(147,666)	$79,063

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$882	$1,300	$30	$125	$—	$2,337
Other current liabilities - affiliates	12,997	14,138	4,658	875	(32,668)	—
All other current liabilities	441	169	1,926	630	(14)	3,152
Long-term debt	14,900	16,695	3,027	646	—	35,268
Notes payable to affiliates	1,321	448	20,551	355	(22,675)	—
Deferred income taxes	—	—	499	885	(1,384)	—
All other long-term liabilities and deferred credits	741	133	1,121	412	—	2,407
Total liabilities	31,282	32,883	31,812	3,928	(56,741)	43,164

Redeemable noncontrolling interest	—	—	633	—	—	633
Stockholders’ equity
Total KMI equity	33,487	31,396	45,245	16,063	(92,704)	33,487
Noncontrolling interests	—	—	—	—	1,779	1,779
Total stockholders’ equity	33,487	31,396	45,245	16,063	(90,925)	35,266
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$64,769	$64,279	$77,690	$19,991	$(147,666)	$79,063

Condensed Consolidating Balance Sheets as of December 31, 2017 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$3	$—	$—	$262	$(1)	$264
Other current assets - affiliates	6,214	5,201	22,402	858	(34,675)	—
All other current assets	243	59	1,938	235	(24)	2,451
Property, plant and equipment, net	236	—	31,093	8,826	—	40,155
Investments	665	—	6,498	135	—	7,298
Investments in subsidiaries	37,983	36,728	5,417	4,232	(84,360)	—
Goodwill	13,789	22	5,166	3,185	—	22,162
Notes receivable from affiliates	1,033	20,363	1,233	776	(23,405)	—
Deferred income taxes	3,635	—	—	—	(1,591)	2,044
Other non-current assets	254	164	4,080	183	—	4,681
Total assets	$64,055	$62,537	$77,827	$18,692	$(144,056)	$79,055

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$924	$975	$805	$124	$—	$2,828
Other current liabilities - affiliates	13,225	14,188	6,512	750	(34,675)	—
All other current liabilities	468	347	2,055	508	(25)	3,353
Long-term debt	13,104	18,206	3,052	653	—	35,015
Notes payable to affiliates	2,009	448	20,593	355	(23,405)	—
Deferred income taxes	—	—	449	1,142	(1,591)	—
Other long-term liabilities and deferred credits	689	117	1,462	467	—	2,735
Total liabilities	30,419	34,281	34,928	3,999	(59,696)	43,931

Stockholders’ equity
Total KMI equity	33,636	28,256	42,899	14,693	(85,848)	33,636
Noncontrolling interests	—	—	—	—	1,488	1,488
Total stockholders’ equity	33,636	28,256	42,899	14,693	(84,360)	35,124
Total Liabilities and Stockholders’ Equity	$64,055	$62,537	$77,827	$18,692	$(144,056)	$79,055

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(2,355)	$2,879	$8,204	$869	$(6,222)	$3,375

Cash flows from investing activities
Proceeds from the TMPL Sale, net of cash disposed	—	—	—	3,003	—	3,003
Acquisitions of assets and investments	—	—	(20)	—	—	(20)
Capital expenditures	(3)	—	(1,433)	(770)	—	(2,206)
Proceeds from sales of equity investments	—	—	33	—	—	33
Sales of property, plant and equipment, and other net assets, net of removal costs	6	—	(18)	8	—	(4)
Contributions to investments	—	—	(287)	(7)	—	(294)
Distributions from equity investments in excess of cumulative earnings	1,932	—	197	—	(1,932)	197
Funding to affiliates	(5,452)	(30)	(5,366)	(780)	11,628	—
Loans to related party	—	—	(23)	—	—	(23)
Net cash (used in) provided by investing activities	(3,517)	(30)	(6,917)	1,454	9,696	686

Cash flows from financing activities
Issuances of debt	11,229	—	—	608	—	11,837
Payments of debt	(9,277)	(975)	(780)	(189)	—	(11,221)
Debt issue costs	(24)	—	—	(7)	—	(31)
Cash dividends - common shares	(1,163)	—	—	—	—	(1,163)
Cash dividends - preferred shares	(117)	—	—	—	—	(117)
Repurchases of common shares	(250)	—	—	—	—	(250)
Funding from affiliates	5,484	1,971	3,510	663	(11,628)	—
Contributions from investment partner	—	—	148	—	—	148
Contributions from parents	—	—	19	—	(19)	—
Contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to parents	—	(3,801)	(4,184)	(228)	8,213	—
Distributions to noncontrolling interests	—	—	—	—	(58)	(58)
Other, net	(12)	—	—	(5)	—	(17)
Net cash provided by (used in) financing activities	5,870	(2,805)	(1,287)	842	(3,473)	(853)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	—	—	—	26	—	26

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(2)	44	—	3,191	1	3,234
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	3	1	—	323	(1)	326
Cash, Cash Equivalents, and Restricted Deposits, end of period	$1	$45	$—	$3,514	$—	$3,560

Condensed Consolidating Statements of Cash Flows for the Nine Months Ended September 30, 2017 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(2,191)	$2,925	$8,718	$657	$(6,802)	$3,307

Cash flows from investing activities
Acquisitions of assets and investments	—	—	(4)	—	—	(4)
Capital expenditures	(18)	—	(1,699)	(514)	—	(2,231)
Sales of property, plant and equipment, and other net assets, net of removal costs	7	—	98	13	—	118
Contributions to investments	(215)	—	(408)	(8)	—	(631)
Distributions from equity investments in excess of cumulative earnings	1,525	—	223	—	(1,496)	252
Funding (to) from affiliates	(3,658)	639	(5,533)	(567)	9,119	—
Loans to related party	(16)	—	—	—	—	(16)
Other, net	—	—	4	—	—	4
Net cash (used in) provided by investing activities	(2,375)	639	(7,319)	(1,076)	7,623	(2,508)

Cash flows from financing activities
Issuances of debt	7,570	—	—	220	—	7,790
Payments of debt	(8,053)	(600)	(895)	(106)	—	(9,654)
Debt issue costs	(12)	—	—	(57)	—	(69)
Cash dividends - common shares	(840)	—	—	—	—	(840)
Cash dividends - preferred shares	(117)	—	—	—	—	(117)
Funding from (to) affiliates	5,563	749	3,197	(390)	(9,119)	—
Contribution from investment partner	—	—	444	—	—	444
Contributions from parents, including proceeds from KML IPO and preferred share issuance	—	—	—	1,483	(1,483)	—
Contributions from noncontrolling interests - net proceeds from KML IPO	4	—	—	—	1,241	1,245
Contributions from noncontrolling interests - net proceeds from KML preferred share issuance	—	—	—	—	230	230
Contributions from noncontrolling interests - other	—	—	—	—	12	12
Distributions to parents	—	(3,737)	(4,154)	(428)	8,319	—
Distributions to noncontrolling interests	—	—	—	—	(26)	(26)
Other, net	(9)	—	—	—	—	(9)
Net cash provided by (used in) financing activities	4,106	(3,588)	(1,408)	722	(826)	(994)

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	—	—	—	28	—	28

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(460)	(24)	(9)	331	(5)	(167)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	471	36	9	272	(1)	787
Cash, Cash Equivalents, and Restricted Deposits, end of period	$11	$12	$—	$603	$(6)	$620

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

On January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers” and a series of related accounting standard updates (collectively referred to as “Topic 606”) designed to create improved revenue recognition and disclosure comparability in financial statements.  For more information, see Note 7 “Revenue Recognition” to our consolidated financial statements.

Sale of Trans Mountain Pipeline System and Its Expansion Project

On August 31, 2018, KML completed its previously announced sale of the TMPL, the TMEP, Puget Sound pipeline system and Kinder Morgan Canada Inc., the Canadian employer of our staff that operate the business, which were indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for cash consideration of C$4.43 billion (U.S. $3.4 billion), which is the contractual purchase price of $4.5 billion net of a preliminary working capital adjustment (the “TMPL Sale”). The contractual purchase price is subject to a customary final true up of the estimated working capital calculation as provided in the purchase agreement. These assets comprised our Kinder Morgan Canada business segment. We recognized a pre-tax gain from the TMPL Sale of $622 million within “(Gain) loss on divestitures and impairments, net” in our accompanying consolidated income statements during both the three and nine months ended September 30, 2018.

On September 4, 2018, we announced that KML’s board of directors approved a plan to distribute the net proceeds from the TMPL Sale, after capital gains taxes, customary purchase price adjustments and the repayment of debt outstanding under KML’s Temporary Credit Facility (see Note 3), as a return of capital to its shareholders. The KML board also approved a proposal to effect a consolidation or "reverse stock split" of KML’s Restricted Voting Shares on a one-for-three basis (three shares consolidating to one share). The return of capital requires a reduction in KML’s stated capital, which, together with the reverse stock split is subject to a two-thirds majority vote for approval by KML shareholders. The proposals will be voted on at a special meeting of KML’s shareholders scheduled to be held on November 29, 2018. We intend to vote for these proposals with our 70% voting and ownership interest in KML and use the proceeds we receive in respect of our interest in KML to pay down debt. The anticipated payment date for the return of capital is expected to be January 3, 2019. Our share of the after-tax proceeds is expected to be approximately $2 billion.

KML continues to manage a portfolio of strategic infrastructure assets across Western Canada, including (i) the crude terminal facilities, which constitute the largest merchant terminal storage position in the Edmonton market and the largest origination crude by rail loading facility in North America; (ii) the Vancouver Wharves Terminal, the largest mineral concentrate export/import facility on the west coast of North America; (iii) the Jet Fuel pipeline system; and (iv) the Canadian portion of the U.S. and Canadian Cochin pipeline system.

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

Consolidated Earnings Results

	Three Months Ended September 30,
	2018	2017	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$976	$884	$92	10%
CO2	205	197	8	4%
Terminals	301	314	(13)	(4)%
Products Pipelines	279	302	(23)	(8)%
Kinder Morgan Canada(b)	654	50	604	1,208%
Total Segment EBDA(c)	2,415	1,747	668	38%
DD&A	(569)	(562)	(7)	(1)%
Amortization of excess cost of equity investments	(21)	(15)	(6)	(40)%
General and administrative and corporate charges(d)	(151)	(164)	13	8%
Interest, net(e)	(473)	(459)	(14)	(3)%
Income before income taxes	1,201	547	654	120%
Income tax expense	(196)	(160)	(36)	(23)%
Net income	1,005	387	618	160%
Net income attributable to noncontrolling interests	(273)	(14)	(259)	(1,850)%
Net income attributable to Kinder Morgan, Inc.	732	373	359	96%
Preferred stock dividends	(39)	(39)	—	—%
Net income available to common stockholders	$693	$334	$359	107%

	Nine Months Ended September 30,
	2018	2017	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,425	$2,846	$(421)	(15)%
CO2	561	636	(75)	(12)%
Terminals	870	925	(55)	(6)%
Products Pipelines	857	913	(56)	(6)%
Kinder Morgan Canada(b)	746	136	610	449%
Total Segment EBDA(c)	5,459	5,456	3	—%
DD&A	(1,710)	(1,697)	(13)	(1)%
Amortization of excess cost of equity investments	(77)	(45)	(32)	(71)%
General and administrative and corporate charges(d)	(485)	(490)	5	1%
Interest, net(e)	(1,456)	(1,387)	(69)	(5)%
Income before income taxes	1,731	1,837	(106)	(6)%
Income tax expense	(314)	(622)	308	50%
Net income	1,417	1,215	202	17%
Net income attributable to noncontrolling interests	(302)	(26)	(276)	(1,062)%
Net income attributable to Kinder Morgan, Inc.	1,115	1,189	(74)	(6)%
Preferred stock dividends	(117)	(117)	—	—%
Net income available to common stockholders	$998	$1,072	$(74)	(7)%
_______

(a)
Includes revenues, earnings from equity investments, and other, net, less operating expenses, (gain) loss on divestitures and impairments, net, loss on impairment of equity investment and other expense (income), net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)	As the assets comprising the Kinder Morgan Canada business segment were sold on August 31, 2018, this segment will not have results of operations on a prospective basis.

Certain items affecting Total Segment EBDA (see “—Non-GAAP Measures” below)

(c)
Three and nine month 2018 amounts include a net increase in earnings of $533 million and a net decrease in earnings of $268 million, respectively, and three and nine month 2017 amounts include a net decrease in earnings of $46 million and a net increase in earnings of $33 million, respectively, related to the combined effect of the certain items impacting Total Segment EBDA. The extent to which these items affect each of our business segments is discussed below in the footnotes to the tables within “—Segment Earnings Results.”

(d)
Three and nine month 2018 amounts include net increases in expense of $8 million and $18 million, respectively, and three and nine month 2017 amounts include net increases in expense of $5 million and $8 million, respectively, related to the combined effect of the certain items related to general and administrative expense and corporate charges disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(e)
Nine month 2018 amount includes a net increase in expense of $34 million and three and nine month 2017 amounts include net decreases in expense of $4 million and $21 million, respectively, related to the combined effect of the certain items related to interest expense, net disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

The certain item totals reflected in footnotes (c) through (e) to the table above accounted for a $572 million increase in income before income taxes for the third quarter of 2018, as compared to the same prior year period (representing the difference between an increase of $525 million and a decrease of $47 million in income before income taxes for the third quarter of 2018 and 2017, respectively) and a $366 million decrease in income before income taxes for the nine months ended September 30, 2018, as compared to the same prior year period (representing the difference between a decrease of $320 million and an increase of $46 million in income before income taxes for the nine months ended September 30, 2018 and 2017, respectively).

After giving effect to these certain items, which are discussed in more detail in the discussion that follows, the remaining increases in income before income taxes from the prior year quarter and year-to-date were $82 million (14%) and $260 million (15%), respectively. The increases from 2017 are primarily attributable to increased performance from our Natural Gas Pipelines, CO2, Products Pipelines and Terminals business segments and decreased general and administrative expense partially offset by increased DD&A, interest expense, net and lower earnings from our Kinder Morgan Canada business segment as a result of the TMPL Sale.

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

Reconciliation of Net Income Available to Common Stockholders to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except per share amounts)
Net Income Available to Common Stockholders	$693	$334	$998	$1,072
Add/(Subtract):
Certain items before book tax(a)	(533)	47	356	(46)
Noncontrolling interest certain items(b)	256	—	248	1
Book tax certain items(c)	45	(53)	(149)	(24)
Impact of 2017 Tax Reform(d)	8	—	(36)	—
Total certain items	(224)	(6)	419	(69)

Net income available to common stockholders before certain items	469	328	1,417	1,003
Add/(Subtract):
DD&A expense(e)	682	661	2,056	2,018
Total book taxes(f)	169	241	512	725
Cash taxes(g)	(14)	(9)	(60)	(54)
Other items(h)	(19)	(10)	3	16
Sustaining capital expenditures(i)	(194)	(156)	(471)	(416)
DCF	$1,093	$1,055	$3,457	$3,292

Weighted average common shares outstanding for dividends(j)	2,218	2,241	2,217	2,240
DCF per common share	$0.49	$0.47	$1.56	$1.47
Declared dividend per common share	$0.20	$0.125	$0.60	$0.375
_______

(a)
Consists of certain items summarized in footnotes (c) through (e) to the “—Results of Operations—Consolidated Earnings Results” table included above, and described in more detail below in the footnotes to tables included in “—Segment Earnings Results” and “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

(b)	Represents noncontrolling interests share of certain items.

(c)	Represents income tax provision on certain items, plus discrete income tax certain items.

(d)	Represents 2017 Tax Reform provisional adjustments including our share of certain equity investees’ 2017 Tax Reform provisional adjustments.

(e)
Includes DD&A and amortization of excess cost of equity investments. Three and nine month 2018 amounts also include $92 million and $269 million, respectively, and three and nine month 2017 amounts also include $84 million and $276 million, respectively, of our share of certain equity investees’ DD&A, net of the noncontrolling interests’ portion of KML DD&A and consolidating joint venture partners’ share of DD&A.

(f)
Excludes book tax certain items. Three and nine month 2018 amounts also include $18 million and $49 million, respectively, and three and nine month 2017 amounts also include $28 million and $79 million, respectively, of our share of taxable equity investees’ book taxes, net of the noncontrolling interests’ portion of KML book taxes.

(g)
Three and nine month 2018 amounts also include $(12) million and $(50) million, respectively, and three and nine month 2017 amounts also include $(9) million and $(54) million, respectively, of our share of taxable equity investees’ cash taxes.

(h)	Consists primarily of non-cash compensation associated with our restricted stock program and pension contributions.

(i)
Three and nine month 2018 amounts include $(37) million and $(77) million, respectively, and three and nine month 2017 amounts include $(29) million and $(74) million, respectively, of our share of (i) certain equity investees’; (ii) KML’s; and (iii) certain consolidating joint venture subsidiaries’ sustaining capital expenditures.

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

In the tables for each of our business segments under “— Segment Earnings Results” below, Segment EBDA before certain items and Revenues before certain items are calculated by adjusting the Segment EBDA and Revenues for the applicable certain item amounts, which are totaled in the tables and described in the footnotes to those tables. Revenues before certain items is provided to further enhance our analysis of Segment EBDA before certain items and is not a performance measure.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except operating statistics)
Revenues(a)	$2,227	$2,024	$6,559	$6,290
Operating expenses(b)	(1,380)	(1,262)	(3,909)	(3,846)
Loss on divestitures and impairments, net(b)	—	(27)	(599)	(27)
Other income	—	—	1	—
Earnings from equity investments(b)	127	134	338	389
Other, net(b)	2	15	35	40
Segment EBDA(b)	976	884	2,425	2,846
Certain items(b)	33	44	667	6
Segment EBDA before certain items	$1,009	$928	$3,092	$2,852

Change from prior period	Increase/(Decrease)
Revenues before certain items	$209	10%	$288	5%
Segment EBDA before certain items	$81	9%	$240	8%

Natural gas transport volumes (BBtu/d)(c)	32,867	28,879	32,234	28,796
Natural gas sales volumes (BBtu/d)(c)	2,615	2,181	2,517	2,329
Natural gas gathering volumes (BBtu/d)(c)	3,025	2,516	2,877	2,629
Crude/condensate gathering volumes (MBbl/d)(c)	313	271	302	268
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2018 amounts include decreases in revenue of $18 million and $23 million, respectively, and three and nine month 2017 amounts include a decrease of $12 million and an increase of $10 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales. Nine month 2018 amount also includes increases in revenue of $9 million related to a transportation contract refund and $5 million related to the early termination of a long-term natural gas transportation contract.

(b)
In addition to the revenue certain items described in footnote (a) above: three and nine month 2018 amounts also include (i) a decrease in earnings for both periods of $15 million associated with certain litigation matters; (ii) an increase in earnings of $7 million for both periods as a result of a property tax refund; (iii) a decrease in earnings of $3 million and an increase in earnings of $41 million, respectively, for our share of certain equity investees’ 2017 Tax Reform provisional adjustments; and (iv) decreases in earnings of $4 million and $8 million, respectively, related to other certain items. Nine month 2018 amount also includes (i) a $600 million non-cash loss on impairment of certain gathering and processing assets in Oklahoma; (ii) a net loss of $89 million in our equity investment in Gulf LNG Holdings Group, LLC (Gulf LNG), due to a ruling by an arbitration panel affecting a customer contract, which resulted in a non-cash impairment of our investment partially offset by our share of earnings recognized by Gulf LNG on the respective customer contract; and (iii) an increase in earnings of $6 million related to the release of certain sales and use tax reserves. Three and nine month 2017 amounts also include (i) decreases in earnings of $30 million for both periods related to a non-cash impairment loss associated with the Colden storage field; (ii) increases in earnings from our equity investment in EagleHawk of $12 million for both periods related to a customer contract settlement; (iii) decreases in earnings of $7 million and $12 million, respectively, related to early termination of debt at an equity investee; and (iv) decreases in earnings of $7 million and $8 million, respectively, from other certain items. Also, nine month 2017 amount includes an increase in earnings from an equity investment of $22 million on the sale of a claim related to the early termination of a long-term natural gas transportation contract.

Other

(c)	Joint venture throughput is reported at our ownership share.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2018 and 2017:

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
KinderHawk	$14	93%	$14	70%
EPNG	12	10%	18	11%
TGP	11	4%	18	5%
Hiland Midstream	10	22%	(25)	(15)%
South Texas Midstream	10	20%	86	35%
NGPL(a)	10	200%	9	n/a
Citrus(a)	9	28%	—	—%
Texas Intrastate Natural Gas Pipeline Operations	7	8%	86	11%
CIG	7	14%	6	9%
SNG(a)	4	14%	—	—%
Southern Gulf LNG(a)	(8)	(67)%	—	—%
All others (including eliminations)	(5)	(2)%	(3)	(1)%
Total Natural Gas Pipelines	$81	9%	$209	10%

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
KinderHawk	$25	50%	$26	42%
EPNG	38	11%	47	10%
TGP	3	—%	39	3%
Hiland Midstream	41	31%	(62)	(12)%
South Texas Midstream	8	5%	157	22%
NGPL(a)	23	115%	27	n/a
Citrus(a)	19	23%	—	—%
Texas Intrastate Natural Gas Pipeline Operations	49	18%	68	3%
CIG	17	10%	14	6%
SNG(a)	13	15%	1	4%
Southern Gulf LNG(a)	(7)	(20)%	—	—%
All others (including eliminations)	11	2%	(29)	(4)%
Total Natural Gas Pipelines	$240	8%	$288	5%
_______
n/a - not applicable

(a)	Equity investment.

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2018 and 2017:

•
increases of $14 million (93%) and $25 million (50%), respectively, from KinderHawk primarily due to higher gathering revenues driven by an increase in volumes as a result of incremental production from the Haynesville shale formation;

•	increases of $12 million (10%) and $38 million (11%), respectively, from EPNG primarily due to higher transportation revenues driven by incremental Permian basin capacity sales;

•
increases of $11 million (4%) and $3 million (—%), respectively, from TGP primarily due to higher firm transportation revenues from expansion projects placed in service in latter part of 2017 and higher transport volumes partially offset by lower capacity sales and higher operations and maintenance expense and ad valorem tax expense. The year-to-date revenues also benefited from an increase in operational gas sales which was offset by an increase in associated gas cost for a net minimal impact on earnings;

•
increases of $10 million (22%) and $41 million (31%), respectively, from Hiland Midstream primarily due to increased volumes and higher NGL margins resulting from higher NGL sales prices. The year-to-date increase was also impacted by higher crude oil margins driven by higher crude oil transport and sales volumes. The decreases in revenues are primarily due to the effect of the January 1, 2018 adoption of Topic 606 as discussed in Note 7 “Revenue Recognition” to our consolidated financial statements which have corresponding decreases in cost of goods sold, and are partially offset by increases in NGL and crude oil sales;

•
increases of $10 million (20%) and $8 million (5%), respectively, from South Texas Midstream primarily due to increased volumes and higher NGL margins resulting from higher NGL sales prices for quarter-to-date and higher NGL sales prices for year-to-date. The increases in revenues are primarily due to higher NGL sales, partially offset by the effect of the January 1, 2018 adoption of Topic 606 which has a corresponding decrease in cost of goods sold;

•
increases of $10 million (200%) and $23 million (115%), respectively, from NGPL due to higher transportation revenue resulting from increased Permian basin-related activity and lower interest expense resulting from a 2017 refinancing, partially offset by lower storage revenue and a write-off of storage cushion volumes due to a storage field abandonment;

•
increases of $9 million (28%) and $19 million (23%), respectively, from Citrus primarily resulting from lower income tax expense due to the 2017 Tax Reform, lower operating expenses and the favorable outcome of a litigation matter;

•
increases of $7 million (8%) and $49 million (18%), respectively, from our Texas intrastate natural gas pipeline operations. The quarter-to-date increase was primarily due to new customer transportation service revenues, higher volumes with existing customers and higher sales margins primarily due to incremental volumes sold to certain customers and new customer sales revenues partially offset by lower park and loan revenues and storage margins. In addition to the above mentioned factors, the year-to-date increase was favorably impacted by higher weather-related volumes;

•
increases of $7 million (14%) and $17 million (10%), respectively, from CIG primarily due to higher firm transportation revenues driven by growth in the Denver Julesburg basin along with increased capacity sales, expansions and usage revenues due to improved midcontinent pricing;

•
increases of $4 million (14%) and $13 million (15%), respectively, from SNG. The quarter-to-date increase is primarily due to reduced corporate costs, reduced ad valorem taxes and an increase in the allowance for funds used during construction. The year-to-date increase is primarily due to higher transportation revenue, lower operating expenses and lower interest expense; and

•
decreases of $8 million (67%) and $7 million (20%), respectively, from Southern Gulf LNG primarily due to a ruling by an arbitration panel affecting a customer contract on its subsidiary Gulf LNG Holdings, LLC.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except operating statistics)
Revenues(a)	$316	$289	$870	$899
Operating expenses(b)	(120)	(102)	(336)	(294)
Gain on divestitures and impairments, net(b)	—	—	—	1
Earnings from equity investments	9	10	27	30
Segment EBDA(b)	205	197	561	636
Certain items(b)	28	20	130	23
Segment EBDA before certain items	$233	$217	$691	$659

Change from prior period	Increase/(Decrease)
Revenues before certain items	$35	11%	$98	11%
Segment EBDA before certain items	$16	7%	$32	5%

Southwest Colorado CO2 production (gross)(Bcf/d)(c)	1.2	1.2	1.2	1.3
Southwest Colorado CO2 production (net)(Bcf/d)(c)	0.6	0.6	0.6	0.6
SACROC oil production (gross)(MBbl/d)(d)	28.7	27.5	29.1	27.7
SACROC oil production (net)(MBbl/d)(e)	23.9	22.9	24.3	23.1
Yates oil production (gross)(MBbl/d)(d)	16.5	17.1	16.9	17.5
Yates oil production (net)(MBbl/d)(e)	7.5	7.6	7.6	7.8
Katz, Goldsmith and Tall Cotton oil production (gross)(MBbl/d)(d)	8.0	8.4	8.2	7.9
Katz, Goldsmith and Tall Cotton oil production (net)(MBbl/d)(e)	6.8	7.1	7.0	6.7
NGL sales volumes (net)(MBbl/d)(e)	10.4	9.6	10.2	9.9
Realized weighted-average oil price per Bbl(f)	$57.96	$58.29	$58.59	$58.08
Realized weighted-average NGL price per Bbl(g)	$36.46	$24.70	$33.30	$23.89
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2018 amounts include unrealized losses of $28 million and $151 million, respectively, and the three and nine month 2017 amounts include unrealized losses of $20 million and $33 million, respectively, related to derivative contracts used to hedge forecasted commodity sales. Nine month 2017 amount also includes an increase in revenues of $9 million related to the settlement of a CO2 customer sales contract.

(b)
In addition to the revenue certain items described in footnote (a) above: nine month 2018 amount also includes an increase in earnings of $21 million as a result of a severance tax refund and nine month 2017 amount also includes a $1 million decrease in expense related to source and transportation project write-offs.

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

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$2	3%	$17	21%
Oil and Gas Producing Activities	14	10%	18	8%
Total CO2	$16	7%	$35	11%

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Source and Transportation Activities	$(13)	(6)%	$32	12%
Oil and Gas Producing Activities	45	11%	62	9%
Intrasegment eliminations	—	—%	4	14%
Total CO2	$32	5%	$98	11%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2018 and 2017:

•
increase of $2 million (3%) and decrease of $13 million (6%), respectively, from our Source and Transportation activities primarily due to (i) higher CO2 sales of $5 million and lower CO2 sales $3 million, respectively, driven by lower volumes of $3 million and $21 million, respectively, offset by higher contract sales prices of $8 million and $18 million, respectively; (ii) lower other revenues of $2 million and $5 million, respectively; (iii) higher ad valorem tax expense of $2 million and $4 million, respectively; (iv) lower operating expenses of $2 million for both periods; and (v) decreased earnings from an equity investee of $1 million and $3 million, respectively. The increases in revenues of $17 million and $32 million, respectively, are primarily due to the effect of the January 1, 2018 adoption of Topic 606, which increased both revenues and operating expenses (costs of sales) by $14 million and $40 million, respectively, as discussed in Note 7 “Revenue Recognition” to our consolidated financial statements; and

•
increases of $14 million (10%) and $45 million (11%), respectively, from our Oil and Gas Producing activities primarily due to increased revenues of $18 million and $62 million, respectively, driven by higher NGL prices of $12 million and $37 million, respectively, and higher volumes of $6 million and $25 million, respectively, partially offset by increases of $3 million and $13 million, respectively, in operating expenses and higher severance tax expense of $1 million and $4 million, respectively.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except operating statistics)
Revenues(a)	$502	$485	$1,508	$1,459
Operating expenses(b)	(208)	(202)	(604)	(575)
Gain (loss) on divestitures and impairments, net(b)	1	22	(53)	16
Earnings from equity investments	5	6	17	18
Other, net	1	3	2	7
Segment EBDA(b)	301	314	870	925
Certain items(b)	(2)	(18)	33	(28)
Segment EBDA before certain items	$299	$296	$903	$897

Change from prior period	Increase/(Decrease)
Revenues before certain items	$19	4%	$54	4%
Segment EBDA before certain items	$3	1%	$6	1%

Bulk transload tonnage (MMtons)	16.3	15.5	47.6	44.4
Ethanol (MMBbl)	16.0	17.8	47.1	51.3
Liquids tankage capacity available for service (MMBbl)	89.9	85.6	89.9	85.6
Liquids utilization %(c)	91.8%	93.9%	91.8%	93.9%
_______
Certain items affecting Segment EBDA

(a)
Nine month 2018 amount includes an increase in revenue of $2 million and three and nine month 2017 amounts include increases in revenue of $2 million and $7 million, respectively, from the amortization of a fair value adjustment (associated with the below market contracts assumed upon acquisition) from our Jones Act tankers.

(b)
In addition to the revenue certain items described in footnote (a) above: three and nine month 2018 amounts also include (i) decreases in expense of $1 million and $18 million, respectively, related to hurricane damage insurance recoveries, net of repair costs and (ii) a gain of $1 million and a net loss of $53 million on divestitures and impairments, respectively. Three and nine month 2017 amounts also include increases in earnings of $23 million primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017 and decreases in earnings of $7 million related to hurricane repairs, and nine month 2017 amount also includes (i) a decrease in expense of $10 million related to accrued dredging costs; (ii) losses of $8 million related to divestitures and impairments, net; and (iii) an increase in earnings of $3 million related to other certain items.

Other

(c)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$14	22%	$15	16%
Southeast	(5)	(29)%	(3)	(8)%
Northeast	(4)	(13)%	(6)	(11)%
Gulf Central	(3)	(15)%	(3)	(10)%
Alberta Canada	(2)	(6)%	5	13%
Marine Operations	—	—%	7	9%
All others (including intrasegment eliminations)	3	4%	4	3%
Total Terminals	$3	1%	$19	4%
Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Gulf Liquids	$21	10%	$30	10%
Southeast	(6)	(13)%	(4)	(3)%
Northeast	(14)	(15)%	(14)	(9)%
Gulf Central	(14)	(20)%	(14)	(14)%
Alberta Canada	6	6%	18	16%
Marine Operations	8	6%	37	17%
All others (including intrasegment eliminations)	5	2%	1	—%
Total Terminals	$6	1%	$54	4%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2018 and 2017:

•
increases of $14 million (22%) and $21 million (10%), respectively, from our Gulf Liquids terminals primarily driven by contributions from expansion projects at our Pasadena Terminal and the Kinder Morgan Export Terminal as well as organic volume growth at several of our Houston Ship Channel locations;

•
decreases of $5 million (29%) and $6 million (13%), respectively, from our Southeast terminals primarily due to the sale of certain terminal assets in December 2017 and higher fuel and labor costs at our steel handling operations;

•	decreases of $4 million (13%) and $14 million (15%), respectively, from our Northeast terminals primarily due to low utilization at our Staten Island terminal;

•
decreases of $3 million (15%) and $14 million (20%), respectively, from our Gulf Central terminals primarily related to the sale of a 40% membership interest in the Deeprock Development joint venture in July 2017;

•
decrease of $2 million (6%) and increase of $6 million (6%), respectively, from our Alberta Canada terminals. The quarter-to-date decrease in earnings was primarily due to the impact of the expiration of a third party crude-by-rail terminaling contract at our Edmonton Rail Terminal joint venture and an increase in operating expenses associated with tank lease fees at our Edmonton South Terminal following the TMPL Sale. The year-to-date increase in earnings was primarily due to the commencement of operations at our Base Line Terminal joint venture partially offset by above mentioned quarter-to-date drivers; and

•
flat and increase of $8 million (6%), respectively, from our Marine Operation. The year-to-date increase related to the incremental earnings from the March 2017, June 2017, July 2017 and December 2017 deliveries of the Jones Act tankers, the American Freedom, Palmetto State, American Liberty and American Pride, respectively, partially offset by decreased contributions from existing Jones Act tankers driven by lower charter rates.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except operating statistics)
Revenues	$432	$412	$1,273	$1,232
Operating expenses(a)	(136)	(124)	(438)	(353)
Loss on divestitures and impairments, net(a)	(35)	—	(35)	(1)
Other (expense) income	(1)	—	1	—
Earnings from equity investments	19	17	56	40
Other, net	—	(3)	—	(5)
Segment EBDA(a)	279	302	857	913
Certain items(a)	30	—	60	(34)
Segment EBDA before certain items	$309	$302	$917	$879

Change from prior period	Increase/(Decrease)
Revenues	$20	5%	$41	3%
Segment EBDA before certain items	$7	2%	$38	4%

Gasoline (MBbl/d)(b)	1,066	1,071	1,043	1,042
Diesel fuel (MBbl/d)	385	364	370	347
Jet fuel (MBbl/d)	312	298	302	297
Total refined product volumes (MBbl/d)(c)	1,763	1,733	1,715	1,686
NGL (MBbl/d)(c)	117	108	118	112
Crude and condensate (MBbl/d)(c)	327	289	335	323
Total delivery volumes (MBbl/d)	2,207	2,130	2,168	2,121
Ethanol (MBbl/d)(d)	132	121	127	116
_______
Certain items affecting Segment EBDA

(a)
Three and nine month 2018 amounts include (i) a decrease in earnings of $35 million associated with a project write-off on the Utica Marcellus Texas pipeline and (ii) an increase in earnings of $5 million as a result of a property tax refund. Nine month 2018 amount also includes an increase in expense of $31 million associated with a certain Pacific operations litigation matter and a decrease in expense of $1 million related to other certain items. Nine month 2017 amount includes a decrease in expense of $34 million related to a right-of-way settlement.

Other

(b)	Volumes include ethanol pipeline volumes.

(c)	Joint venture throughput is reported at our ownership share.

(d)	Represents total ethanol volumes, including ethanol pipeline volumes included in gasoline volumes above.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and nine month periods ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 versus Three Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Cochin pipeline	$7	28%	$2	5%
Double H Pipeline	4	31%	5	29%
South East Terminals	1	5%	2	7%
Crude & Condensate Pipeline	1	2%	4	8%
Plantation Pipe Line(a)	—	—%	1	17%
Pacific Operations	(5)	(5)%	1	1%
All others (including eliminations)	(1)	(1)%	5	4%
Total Products Pipelines	$7	2%	$20	5%

Nine Months Ended September 30, 2018 versus Nine Months Ended September 30, 2017

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Cochin pipeline	$18	24%	$3	2%
Double H Pipeline	12	27%	14	25%
South East Terminals	8	14%	5	6%
Crude & Condensate Pipeline	(10)	(6)%	4	2%
Plantation Pipe Line(a)	10	21%	1	6%
Pacific Operations	(5)	(2)%	3	1%
All others (including eliminations)	5	2%	11	3%
Total Products Pipelines	$38	4%	$41	3%
_______

(a)	Equity investment.

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and nine month periods ended September 30, 2018 and 2017:

•
increases of $7 million (28%) and $18 million (24%), respectively, from Cochin pipeline primarily driven by foreign exchange transaction losses in 2017 primarily related to an intercompany note receivable, integrity work during 2017 and increased services revenues driven by an expansion project completed in 2018;

•
increases of $4 million (31%) and $12 million (27%), respectively, from Double H pipeline was primarily due to the recognition of deficiency revenue and an increase in mainline revenues driven by an increase in volumes;

•
increases of $1 million (5%) and $8 million (14%), respectively, from South East Terminals primarily due to higher revenues as a result of higher volumes and favorable pricing on physical gains of product. The year-to-date increase was also impacted by an expansion project that was placed into service in third quarter 2017;

•
increase of $1 million (2%) and decrease of $10 million (6%), respectively, from our Kinder Morgan Crude & Condensate Pipeline. The year-to-date decrease in earnings was primarily due to approximately $25 million lower services revenues driven by a decrease in pipeline throughput volumes partially offset by recognition of deficiency revenue;

•
flat and increase of $10 million (21%), respectively, from Plantation Pipe Line. The year-to-date increase in equity earnings was primarily due to lower income tax expense due to the 2017 Tax Reform, lower operating expense attributable to a project write-off and net legal settlements and lower depreciation expense related to a change in depreciation rate in 2017; and

•
decreases of $5 million (5%) and $5 million (2%), respectively, from our Pacific Operations primarily due higher operating expenses driven by a change in product gain/loss and higher fuel and power costs.

Kinder Morgan Canada

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In millions, except operating statistics)
Revenues	$44	$66	$170	$185
Operating expenses	(19)	(24)	(72)	(67)
Gain on divestiture(a)	622	—	622	—
Other, net	7	8	26	18
Segment EBDA(a)	654	50	746	136
Certain items(a)	(622)	—	(622)	—
Segment EBDA before certain items	$32	$50	$124	$136

Change from prior period	Increase/(Decrease)
Revenues	$(22)	(33)%	$(15)	(8)%
Segment EBDA before certain items	$(18)	(36)%	$(12)	(9)%

Transport volumes (MBbl/d)(b)	292	319	291	309
_______
Certain items affecting Segment EBDA

(a)	Three and nine month 2018 amounts include a gain for both periods of $622 million on the TMPL Sale.
Other

(b)	Represents TMPL volumes reported until date of sale, August 31, 2018.

For the comparable three and nine month periods of 2018 and 2017, the Kinder Morgan Canada business segment had decreases in Segment EBDA of $18 million (36%) and $12 million (9%) primarily due to one less month of earnings from TMPL due to its August 31, 2018 sale. The year-to-date decrease was partially offset by higher capitalized equity financing costs due to spending on TMEP. As the assets comprising the Kinder Morgan Canada business segment were sold on August 31, 2018, this segment will not have results of operations on a prospective basis.

General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended September 30,
	2018	2017	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$151	$164	$(13)	(8)%
Certain items(a)	(8)	(5)	(3)	(60)%
General and administrative and corporate charges before certain items(a)	$143	$159	$(16)	(10)%

Interest, net(b)	$473	$459	$14	3%
Certain items(b)	—	4	(4)	(100)%
Interest, net, before certain items(b)	$473	$463	$10	2%

Net income attributable to noncontrolling interests(c)	$273	$14	$259	1,850%
Noncontrolling interests associated with certain items(c)	(256)	—	(256)	n/a
Net income attributable to noncontrolling interests before certain items(c)	$17	$14	$3	21%

	Nine Months Ended September 30,
	2018	2017	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$485	$490	$(5)	(1)%
Certain items(a)	(18)	(8)	(10)	(125)%
General and administrative and corporate charges before certain items(a)	$467	$482	$(15)	(3)%

Interest, net(b)	$1,456	$1,387	$69	5%
Certain items(b)	(34)	21	(55)	(262)%
Interest, net, before certain items(b)	$1,422	$1,408	$14	1%

Net income attributable to noncontrolling interests(c)	$302	$26	$276	1,062%
Noncontrolling interests associated with certain items(c)	(248)	(1)	(247)	(24,700)%
Net income attributable to noncontrolling interests before certain items(c)	$54	$25	$29	116%
________
n/a - not applicable

Certain items

(a)
Three and nine month 2018 amounts include (i) increases in expense of $5 million and $7 million, respectively of asset sale related costs; (ii) increases in expense of $1 million and $8 million, respectively, related to certain corporate litigation matters; and (iii) increases in expense of $2 million and $5 million, respectively, related to other certain items. Nine month 2018 amount also includes (i) an increase in expense of $10 million associated with an environmental reserve adjustment and (ii) a decrease in expense of $12 million related to the release of certain sales and use tax reserves. Three and nine month 2017 amounts include (i) increases in expense of $1 million and $3 million, respectively, related to certain corporate legal matters and (ii) an increase in expense of $4 million and a decrease in expense of $2 million, respectively, related to other certain items. Nine month 2017 amount also includes an increase in expense of $7 million related to acquisition and asset sale related costs.

(b)
Three and nine month 2018 amounts include (i) decreases in interest expense of $7 million and $25 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions; (ii) increases in interest expense of $2 million and $10 million, respectively, related to non-cash true-ups of our estimates of swap ineffectiveness; (iii) increases in interest expense of $1 million and $47 million, respectively, related to the write-off of capitalized KML credit facility fees; and (iv) increases in interest expense of $4 million and $2 million, respectively, related to other certain items. Three and nine month 2017 amounts include (i) decreases in interest expense of $6 million and $35 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases in interest expense of $2 million and $6 million, respectively, related to non-cash true-ups of our estimates of swap ineffectiveness. Nine month 2017 amount also includes an increase in interest expense of $8 million related to other certain items.

(c)	Three and nine month 2018 amounts are primarily associated with the $622 million gain on the TMPL Sale.

The decreases in general and administrative expenses and corporate charges before certain items of $16 million and $15 million, respectively, for the three and nine months ended September 30, 2018 when compared with the respective prior year periods were primarily driven by higher capitalized costs and one less month of costs from TMPL due to its August 31, 2018 sale. The year-to-date decrease was partially offset by higher state franchise tax expense due to a favorable adjustment in 2017 and the establishment of a contingent liability associated with a legacy asset.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income before certain items for the three and nine months ended September 30, 2018 when compared with the respective prior year periods increased $10 million and $14 million, respectively. The increases in interest expense were primarily due to higher short-term interest rates partially offset by lower weighted average debt balances.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2018 and December 31, 2017, approximately 32% and 28%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. Net income attributable to noncontrolling interests before certain items for the three and nine months ended September 30, 2018 when compared with the respective prior year periods increased $3 million and $29 million, respectively, primarily due to the May 30, 2017 sale of approximately 30% of our Canadian business operations to the public in the KML IPO.

Income Taxes

Our tax expense for the three months ended September 30, 2018 was approximately $196 million as compared with $160 million for the same period of 2017. The $36 million increase in tax expense was primarily due to an increase in pre-tax earnings as a result of the gain recognized on the TMPL Sale in the three months ended September 30, 2018; partially offset by the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and adjustments to our income tax reserve for uncertain tax positions as a result of the settlement of federal and state income tax audits in 2018.
.
Our tax expense for the nine months ended September 30, 2018 was approximately $314 million as compared with $622 million for the same period of 2017. The $308 million decrease in tax expense was primarily due to the reduction in the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018 and adjustments to our income tax reserve for uncertain tax positions as a result of the settlement of federal and state income tax audits in 2018.

Liquidity and Capital Resources

General

As of September 30, 2018, we had $3,459 million of “Cash and cash equivalents,” an increase of $3,195 million (1,210%) from December 31, 2017. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

We have consistently generated substantial cash flow from operations, providing a source of funds of $3,375 million and $3,307 million in the first nine months of 2018 and 2017, respectively. The period-to-period increase is discussed below in “Cash Flows—Operating Activities.” Generally, we primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We also generally expect that our short-term liquidity needs will be met primarily through retained cash from operations, short-term borrowings or by issuing new long-term debt to refinance certain of our maturing long-term debt obligations. Moreover, as a result of our current common stock dividend policy and our continued focus on disciplined capital allocation, we do not expect the need to access the equity capital markets to fund our other growth projects for the foreseeable future.

Additionally, the TMPL Sale mentioned above in “—General and Basis of Presentation—Sale of Trans Mountain Pipeline System and Its Expansion Project” was completed on August 31, 2018. On September 4, 2018, we announced that KML’s board of directors approved a plan to distribute the net proceeds from the TMPL Sale, after capital gains taxes, customary purchase price adjustments and the repayment of debt outstanding under the KML Temporary Credit Facility as discuss below, as a return of capital to its shareholders. The KML board also approved a proposal to effect a consolidation or "reverse stock split" of KML’s Restricted Voting Shares on a one-for-three basis (three shares consolidating to one share). The return of capital requires a reduction in KML’s stated capital, which, together with the reverse stock split is subject to a two-thirds majority vote for approval by KML shareholders. The proposals will be voted on at a special meeting of KML’s shareholders currently scheduled to be held on November 29, 2018. We intend to vote for these proposals with our 70% voting and ownership interest in KML and use the proceeds we receive in respect of our interest in KML to pay down debt. The anticipated payment date for the proposed return of capital is expected to be January 3, 2019, and our share of the after-tax proceeds is expected to be approximately $2 billion.

KML 2018 Credit Facility

Upon the closing of the TMPL Sale on August 31, 2018, KML established a 4-year, C$500 million unsecured revolving credit facility (the “KML 2018 Credit Facility”) for working capital purposes, replacing a temporary credit facility that was put in place following the announcement of the TMPL Sale on May 30, 2018 (the “KML Temporary Credit Facility”). The C$133 million (U.S.$102 million) of outstanding borrowings under the KML Temporary Credit Facility were paid off prior to its termination with a portion of the proceeds from the TMPL Sale. As of September 30, 2018, there were no outstanding borrowings under the KML 2018 Credit Facility.

Short-term Liquidity

As of September 30, 2018, our principal sources of short-term liquidity are (i) our $5.0 billion revolving credit facility and associated $4.0 billion commercial paper program; (ii) the KML 2018 Credit Facility (for KML’s working capital needs); and (iii) cash from operations. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program and letters of credit reduce borrowings allowed under ours and KML’s respective credit facilities. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2018, our $2,337 million of short-term debt consisted primarily of (i) $675 million outstanding borrowings under the KMI $5.0 billion revolving credit facility; (ii) $207 million outstanding under our $4.0 billion commercial paper program; and (iii) $1,300 million of senior notes that mature in the next twelve months. As previously mentioned, we intend to use our share of proceeds from the TMPL Sale after the anticipated return of capital dividend from KML to pay down debt. To the extent that our short-term debt requirements exceeds our share of the proceeds from the TMPL Sale, the proceeds are used to pay down long-term debt requirements, or there is a timing difference in debt obligations coming due versus the anticipated return of capital dividend by KML, we intend to refinance our short-term debt through credit facility borrowings, commercial paper borrowings, or by issuing new long-term debt or paying down short-term debt using cash retained from operations. Our short-term debt balance as of December 31, 2017 was $2,828 million.

We had a working capital (defined as current assets less current liabilities) surplus of $277 million and a deficit of $3,466 million as of September 30, 2018 and December 31, 2017, respectively.  Our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we generally expect to pay down using retained cash from operations. The overall $3,743 million (108%) favorable change from year-end 2017 was primarily due to (i) the $3,003 million of proceeds from the TMPL Sale, net of cash disposed, with approximately $919 million (estimated as of September 30, 2018) of such proceeds expected to be paid to noncontrolling interests as a return of capital, see above in “—General and Basis of Presentation—Sale of Trans Mountain Pipeline System and Its Expansion Project;” (ii) a decrease in credit facility and commercial paper borrowings and in the current portion of long-term debt; and (iii) a net decrease in accrued interest and accrued contingencies. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2018, and the amount we expect to spend for the remainder of 2018 to sustain and grow our businesses are as follows:

	Nine Months Ended September 30, 2018	2018 Remaining	Total 2018
	(In millions)
Sustaining capital expenditures(a)(b)	$471	$179	$650
KMI Discretionary capital investments(b)(c)(d)	$1,719	$739	$2,458
KML Discretionary capital investments(b)(e)	$394	$34	$428
_______

(a)
Nine months ended September 30, 2018, 2018 Remaining, and Total 2018 amounts include $77 million, $30 million, and $107 million, respectively, for our proportionate share of (i) certain equity investee’s, (ii) KML’s; and (iii) certain consolidating joint venture subsidiaries’ sustaining capital expenditures.

(b)	Nine months ended September 30, 2018 amount includes $119 million of net changes from accrued capital expenditures, contractor retainage, and other.

(c)	Nine months ended September 30, 2018 amount includes $182 million of our contributions to certain unconsolidated joint ventures for capital investments.

(d)
Amounts include our actual or estimated contributions to certain unconsolidated joint ventures, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

(e)	Amounts exclude TMEP capital investments.

Off Balance Sheet Arrangements

Other than commitments for the purchase of property, plant and equipment discussed below, there have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2017 in our 2017 Form 10-K.

Commitments for the purchase of property, plant and equipment as of September 30, 2018 and December 31, 2017 were $528 million and $845 million, respectively. The decrease was primarily driven by a reduction in capital commitments related to the TMEP resulting from the TMPL Sale.

Cash Flows

Operating Activities

The net increase of $68 million in cash provided by operating activities for the nine months ended September 30, 2018 compared to the respective 2017 period was primarily attributable to:

•
a $50 million increase associated with net changes in working capital items and non-current assets and liabilities, primarily driven, among other things, by an increase in current income tax liabilities associated with the tax gain on the TMPL Sale in the 2018 period, partially offset by higher payments for litigation matters in the 2018 period compared with the 2017 period; and

•
an $18 million increase in operating cash flow resulting from the combined effects of adjusting the $202 million increase in net income for the period-to-period net changes in non-cash items including the following: (i) net losses on divestitures and impairments, net and an equity investment (see discussion above in “—Results of Operations”); (ii) the change in fair market value of derivative contracts; (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments.

Investing Activities

The $3,194 million net increase in cash provided by investing activities for the nine months ended September 30, 2018 compared to the respective 2017 period was primarily attributable to:

•
a $3,003 million increase in cash reflecting proceeds received from the TMPL Sale, net of cash disposed in the 2018 period. See Note 2 “Divestitures” for further information regarding this transaction;

•
a $337 million decrease in cash used for contributions to equity investments primarily due to lower contributions we made to NGPL Holdings LLC, Fayetteville Express Pipeline LLC and Utopia Holding LLC in the 2018 period compared to the 2017 period, partially offset by the contributions made to Gulf Coast Express Pipeline LLC in the 2018 period; and

•	a $122 million decrease in cash proceeds from sale of property, plant and equipment and other net assets in the 2018 period compared to the 2017 period.

Financing Activities

The net decrease of $141 million in cash used in financing activities for the nine months ended September 30, 2018 compared to the respective 2017 period was primarily attributable to:

•
a $2,518 million net increase in cash related to debt activity as a result of net debt issuances in the 2018 period compared to net debt payments in the 2017 period. See Note 3 “Debt” for further information regarding our debt activity; partially offset by,

•
a combined $1,475 million decrease in cash reflecting $1,245 million net proceeds we received from the KML IPO in May 2017 and $230 million net proceeds received from the KML preferred share issuance in the 2017 period;

•	a $323 million increase in dividend payments to our common shareholders;

•
a $296 million decrease in cash due to lower contributions received from EIG in the 2018 period compared to the 2017 period as the 2017 period included $386 million we received from EIG for our sale of a 49% partnership interest in ELC; and

•	a $250 million increase in cash used in 2018 for common shares repurchased under our common share buy-back program.

Mandatory Convertible Preferred Stock

We have issued and outstanding 1,600,000 shares of 9.750% Series A mandatory convertible preferred stock, with a liquidating preference of $1,000 per share that, unless converted earlier at the option of the holders, will automatically convert into common stock on October 26, 2018. Based on the current market price of our common stock, each Series A Preferred Share will convert into 36.2840 shares of our common stock (approximately 58 million common shares).

Dividends and Stock Buyback Program

KMI Common Stock Dividends

We expect to declare common stock dividends of $0.80 per share on our common stock for 2018.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2017	$0.125	January 17, 2018	January 31, 2018	February 15, 2018
March 31, 2018	$0.20	April 18, 2018	April 30, 2018	May 15, 2018
June 30, 2018	$0.20	July 18, 2018	July 31, 2018	August 15, 2018
September 30, 2018	$0.20	October 17, 2018	October 31, 2018	November 15, 2018

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

Period	Total dividend per share for the period	Date of declaration	Date of record	Date of dividend
October 26, 2017 through January 25, 2018	$24.375	October 18, 2017	January 11, 2018	January 26, 2018
January 26, 2018 through April 25, 2018	$24.375	January 18, 2018	April 11, 2018	April 26, 2018
April 26, 2018 through July 25, 2018	$24.375	April 18, 2018	July 11, 2018	July 26, 2018
July 26, 2018 through October 25, 2018	$24.375	July 18, 2018	October 11, 2018	October 26, 2018

The cash dividend of $24.375 per share of our mandatory convertible preferred stock is equivalent to $1.21875 per depository share.

Stock Buyback Program

On July 19, 2017, our board of directors approved a $2 billion share buyback program that began in December 2017. In the first nine months of 2018, we repurchased approximately 13 million of our Class P shares for approximately $250 million. Since December of 2017, in total, we have repurchased approximately 27 million of our Class P shares under the program for approximately $500 million.

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

On October 17, 2018, KML’s board of directors declared a dividend for the quarterly period ended September 30, 2018 of C$0.1625 per restricted voting share, payable on November 15, 2018 to KML restricted voting shareholders of record as of the close of business on October 31, 2018.

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

Item 4.  Controls and Procedures.

As of September 30, 2018, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There has been no change in our internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2017 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company no longer owns or operates mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended September 30, 2018.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit Number Description

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2018.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) our Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; (v) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 19, 2018	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)