Form 10-Q
period 2019-06-30
KINDER MORGAN, INC.
filed 2019-07-19
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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
(Address of principal executive offices)(zip code)
Registrant’s telephone number, including area code: 713-369-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class P Common Stock	KMI	New York Stock Exchange
1.500% Senior Notes due 2022	KMI 22	New York Stock Exchange
2.250% Senior Notes due 2027	KMI 27 A	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of July 12, 2019, the registrant had 2,263,805,146 Class P shares outstanding.

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

Common Industry and Other Terms
2017 Tax	=	The Tax Cuts & Jobs Act of 2017	EPA	=	U.S. Environmental Protection Agency
Reform			FASB	=	Financial Accounting Standards Board
/d	=	per day	FERC	=	Federal Energy Regulatory Commission
BBtu	=	billion British Thermal Units	GAAP	=	U.S. Generally Accepted Accounting
Bcf	=	billion cubic feet			Principles
CERCLA	=	Comprehensive Environmental Response,	LLC	=	limited liability company
		Compensation and Liability Act	MBbl	=	thousand barrels
C$	=	Canadian dollars	MMBbl	=	million barrels
CO2	=	carbon dioxide or our CO2 business segment	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
DD&A	=	depreciation, depletion and amortization	OTC	=	over-the-counter
EBDA	=	earnings before depreciation, depletion and	ROU	=	right of use
		amortization expenses, including amortization of	U.S.	=	United States of America
		excess cost of equity investments	WTI	=	West Texas Intermediate

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In Millions, Except Per Share Amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Services	$2,011	$1,984	$4,047	$3,951
Natural gas sales	609	727	1,383	1,554
Product sales and other	594	717	1,213	1,341
Total Revenues	3,214	3,428	6,643	6,846

Operating Costs, Expenses and Other
Costs of sales	777	1,068	1,725	2,087
Operations and maintenance	646	617	1,244	1,236
Depreciation, depletion and amortization	579	571	1,172	1,141
General and administrative	148	164	302	337
Taxes, other than income taxes	103	85	221	173
(Gain) loss on impairments and divestitures, net	(10)	653	(10)	653
Other income, net	(2)	(2)	(2)	(2)
Total Operating Costs, Expenses and Other	2,241	3,156	4,652	5,625

Operating Income	973	272	1,991	1,221

Other Income (Expense)
Earnings from equity investments	161	58	353	278
Amortization of excess cost of equity investments	(19)	(24)	(40)	(56)
Interest, net	(452)	(516)	(912)	(983)
Other, net	13	34	23	70
Total Other Expense	(297)	(448)	(576)	(691)

Income (Loss) Before Income Taxes	676	(176)	1,415	530

Income Tax (Expense) Benefit	(148)	46	(320)	(118)

Net Income (Loss)	528	(130)	1,095	412
Net Income Attributable to Noncontrolling Interests	(10)	(11)	(21)	(29)

Net Income (Loss) Attributable to Kinder Morgan, Inc.	518	(141)	1,074	383

Preferred Stock Dividends	—	(39)	—	(78)

Net Income (Loss) Available to Common Stockholders	$518	$(180)	$1,074	$305

Class P Shares
Basic and Diluted Earnings (Loss) Per Common Share	$0.23	$(0.08)	$0.47	$0.14

Basic and Diluted Weighted Average Common Shares Outstanding	2,262	2,204	2,262	2,206

Dividends Per Common Share Declared for the Period	$0.25	$0.20	$0.50	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income (loss)	$528	$(130)	$1,095	$412
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(19), 24, $45 and $13, respectively)	63	(80)	(152)	(46)
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $6, $(24), $2 and $(19), respectively)	(18)	83	(5)	67
Foreign currency translation adjustments (net of tax (expense) benefit of $(2), $9, $(7) and $21, respectively)	13	(48)	23	(113)
Benefit plan adjustments (net of tax expense of $3, $2, $5 and $4, respectively)	7	6	15	12
Total other comprehensive income (loss)	65	(39)	(119)	(80)

Comprehensive income (loss)	593	(169)	976	332
Comprehensive (income) loss attributable to noncontrolling interests	(15)	5	(20)	11
Comprehensive income (loss) attributable to Kinder Morgan, Inc.	$578	$(164)	$956	$343

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts) (Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$213	$3,280
Restricted deposits	36	51
Accounts receivable, net	1,227	1,498
Fair value of derivative contracts	110	260
Inventories	450	385
Other current assets	264	248
Total current assets	2,300	5,722

Property, plant and equipment, net	37,840	37,897
Investments	8,124	7,481
Goodwill	21,964	21,965
Other intangibles, net	2,782	2,880
Deferred income taxes	1,487	1,566
Deferred charges and other assets	2,198	1,355
Total Assets	$76,695	$78,866

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,054	$3,388
Accounts payable	900	1,337
Distributions payable to KML noncontrolling interests	—	876
Accrued interest	531	579
Accrued taxes	298	483
Other current liabilities	876	894
Total current liabilities	5,659	7,557
Long-term liabilities and deferred credits
Long-term debt
Outstanding	31,848	33,105
Preferred interest in general partner of KMP	100	100
Debt fair value adjustments	1,057	731
Total long-term debt	33,005	33,936
Other long-term liabilities and deferred credits	2,772	2,176
Total long-term liabilities and deferred credits	35,777	36,112
Total Liabilities	41,436	43,669
Commitments and contingencies (Notes 3, 10 and 11)
Redeemable Noncontrolling Interest	775	666
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,262,497,678 and 2,262,165,783 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,734	41,701
Retained deficit	(7,671)	(7,716)
Accumulated other comprehensive loss	(448)	(330)
Total Kinder Morgan, Inc.’s stockholders’ equity	33,638	33,678
Noncontrolling interests	846	853
Total Stockholders’ Equity	34,484	34,531
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$76,695	$78,866

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$1,095	$412
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,172	1,141
Deferred income taxes	111	102
Amortization of excess cost of equity investments	40	56
Change in fair market value of derivative contracts	(7)	139
(Gain) loss on impairments and divestitures, net	(10)	653
Earnings from equity investments	(353)	(278)
Distributions from equity investment earnings	257	237
Changes in components of working capital
Accounts receivable, net	279	116
Inventories	(73)	6
Other current assets	108	(21)
Accounts payable	(255)	(77)
Accrued interest, net of interest rate swaps	(49)	(26)
Accrued taxes	(195)	(30)
Other current liabilities	(74)	(82)
Other, net	52	120
Net Cash Provided by Operating Activities	2,098	2,468

Cash Flows From Investing Activities
Acquisitions of assets and investments	(3)	(20)
Capital expenditures	(1,178)	(1,473)
Sales of assets and equity investments, net of working capital settlements	80	33
Sales of property, plant and equipment, net of removal costs	3	6
Contributions to investments	(812)	(111)
Distributions from equity investments in excess of cumulative earnings	131	149
Loans to related party	(16)	(16)
Net Cash Used in Investing Activities	(1,795)	(1,432)

Cash Flows From Financing Activities
Issuances of debt	3,042	8,565
Payments of debt	(4,622)	(8,575)
Debt issue costs	(6)	(31)
Cash dividends - common shares	(1,024)	(719)
Cash dividends - preferred shares	—	(78)
Repurchases of common shares	(2)	(250)
Contributions from investment partner	109	97
Contributions from noncontrolling interests	1	17
Distribution to noncontrolling interests - KML distribution of the TMPL sale proceeds	(879)	—
Distributions to noncontrolling interests - other	(28)	(35)
Other, net	(4)	(1)
Net Cash Used in Financing Activities	(3,413)	(1,010)

Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	28	(5)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(3,082)	21
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	3,331	326
Cash, Cash Equivalents, and Restricted Deposits, end of period	$249	$347

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash and Cash Equivalents, beginning of period	$3,280	$264
Restricted Deposits, beginning of period	51	62
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	3,331	326

Cash and Cash Equivalents, end of period	213	271
Restricted Deposits, end of period	36	76
Cash, Cash Equivalents, and Restricted Deposits, end of period	249	347

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(3,082)	$21

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized (Note 10)	$743
Increase in property, plant and equipment from both accruals and contractor retainage		$33
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	952	954
Cash paid during the period for income taxes, net	370	18

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2019	2,262	$23	$41,716	$(7,620)	$(508)	$33,611	$844	$34,455
Restricted shares			18			18		18
Net income				518		518	10	528
Distributions						—	(14)	(14)
Contributions						—	1	1
Common stock dividends				(569)		(569)		(569)
Other comprehensive income					60	60	5	65
Balance at June 30, 2019	2,262	$23	$41,734	$(7,671)	$(448)	$33,638	$846	$34,484

	Preferred stock		Common stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2018	2	$—	2,204	$22	$41,677	$(7,371)	$(667)	$33,661	$1,468	$35,129
Restricted shares					19			19		19
Net (loss) income						(141)		(141)	11	(130)
Distributions								—	(23)	(23)
Contributions								—	19	19
Preferred stock dividends						(39)		(39)		(39)
Common stock dividends						(442)		(442)		(442)
Other comprehensive loss							(23)	(23)	(16)	(39)
Balance at June 30, 2018	2	$—	2,204	$22	$41,696	$(7,993)	$(690)	$33,035	$1,459	$34,494

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In Millions)
(Unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2018	2,262	$23	$41,701	$(7,716)	$(330)	$33,678	$853	$34,531
Impact of adoption of ASU 2017-12 (Note 5)				(5)		(5)		(5)
Balance at January 1, 2019	2,262	23	41,701	(7,721)	(330)	33,673	853	34,526
Repurchase of shares			(2)			(2)		(2)
Restricted shares			35			35		35
Net income				1,074		1,074	21	1,095
Distributions						—	(28)	(28)
Contributions						—	1	1
Common stock dividends				(1,024)		(1,024)		(1,024)
Other comprehensive loss					(118)	(118)	(1)	(119)
Balance at June 30, 2019	2,262	$23	$41,734	$(7,671)	$(448)	$33,638	$846	$34,484

	Preferred stock		Common stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Retained deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2017	2	$—	2,217	$22	$41,909	$(7,754)	$(541)	$33,636	$1,488	$35,124
Impact of adoption of ASUs (Note 4)						175	(109)	66		66
Balance at January 1, 2018	2	—	2,217	22	41,909	(7,579)	(650)	33,702	1,488	35,190
Repurchase of shares			(13)		(250)			(250)		(250)
Restricted shares					37			37		37
Net income						383		383	29	412
Distributions								—	(44)	(44)
Contributions								—	26	26
Preferred stock dividends						(78)		(78)		(78)
Common stock dividends						(719)		(719)		(719)
Other comprehensive loss							(40)	(40)	(40)	(80)
Balance at June 30, 2018	2	$—	2,204	$22	$41,696	$(7,993)	$(690)	$33,035	$1,459	$34,494

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

Basis of Presentation

General

Our reporting currency is U.S. dollars, and all references to “dollars” are U.S. dollars, unless stated otherwise. Our accompanying unaudited consolidated financial statements have been prepared under the rules and regulations of the U.S. Securities and Exchange Commission (SEC). These rules and regulations conform to the accounting principles contained in the FASB’s Accounting Standards Codification (ASC), the single source of GAAP. In compliance with such rules and regulations, all significant intercompany items have been eliminated in consolidation.

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

For a discussion of Accounting Standards Updates (ASU) we adopted on January 1, 2019, see Notes 5 and 10.

Impairments and Losses on Divestitures, net

During the three and six months ended June 30, 2018, we recognized (i) a $600 million non-cash impairment loss associated with certain gathering and processing assets in Oklahoma within our Natural Gas Pipelines business segment; (ii) a $60 million non-cash impairment related to certain Terminal business segment assets; (iii) a non-cash impairment of $270 million of our equity investment in Gulf LNG Holdings Group, LLC (Gulf LNG) which is included in “Earnings from equity investments” in the accompanying consolidated statements of income for both the three and six months ended June 30, 2018; and (iv) a gain of $7 million related to miscellaneous asset dispositions. For additional information regarding our 2018 impairments and divestitures, see Note 4 to our consolidated financial statements included in our 2018 Form 10-K.

We may identify additional triggering events requiring future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill. Because the carrying value of certain assets and investments were previously written down to fair value, any deterioration in fair value relative to our carrying value increases the likelihood of further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to be not fully recoverable.

Goodwill

In addition to periodically evaluating long-lived assets for impairment based on changes in market conditions as discussed above, we evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals. The evaluation of goodwill for impairment involves a two-step test.

The results of our May 31, 2019 annual step 1 impairment test indicated that for each of our reporting units, the reporting unit fair value exceeded the carrying value. A future period of volatile commodity prices could result in a deterioration of market multiples, comparable sales transactions prices, weighted average costs of capital and our cash flow estimates. Changes to any one or combination of these factors would result in a change to the reporting unit fair values discussed above, which could lead to future impairment charges. Such potential impairment could have a material effect on our results of operations.

The fair value estimates used in step 1 of the goodwill test are based on Level 3 inputs of the fair value hierarchy. The level 3 inputs include valuation estimates using industry standard market and income approach valuation methodologies, which include assumptions primarily involving management’s significant judgments and estimates with respect to market multiples, comparable sales transactions prices, weighted average costs of capital, general economic conditions and the related demand for products handled or transported by our assets as well as assumptions regarding commodity prices, future cash flows based on rate and volume assumptions, terminal values and discount rates. We use primarily a market approach and, in some instances where deemed necessary, also use discounted cash flow analyses to determine the fair value of our assets. We use discount rates representing our estimate of the risk-adjusted discount rates that would be used by market participants specific to the particular reporting unit.

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

The following table sets forth the allocation of net income available to shareholders of Class P shares and participating securities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income (Loss) Available to Common Stockholders	$518	$(180)	$1,074	$305
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(3)	(2)	(6)	(3)
Net Income (Loss) Allocated to Class P Stockholders	$515	$(182)	$1,068	$302

Basic Weighted Average Common Shares Outstanding	2,262	2,204	2,262	2,206
Basic Earnings (Loss) Per Common Share	$0.23	$(0.08)	$0.47	$0.14

________

(a)	As of June 30, 2019, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested restricted stock awards	13	10	13	10
Convertible trust preferred securities	3	3	3	3
Mandatory convertible preferred stock(a)	—	58	—	58
_______

(a)
The holder of each convertible preferred share participated in our earnings by receiving preferred stock dividends through the mandatory conversion date of October 26, 2018, at which time our convertible preferred shares were converted to common shares.

2. Divestiture

Sale of Trans Mountain Pipeline System and Its Expansion Project

On August 31, 2018, KML completed the sale of the TMPL, the TMEP, Puget Sound pipeline system and Kinder Morgan Canada Inc., the Canadian employer of our staff that operate the business, which were indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for net cash consideration of C$4.43 billion (U.S.$3.4 billion), net of working capital adjustments (TMPL Sale). Additionally, during the first quarter of 2019, KML settled the remaining C$37 million (U.S.$28 million) of working capital adjustments, which amount is included in the accompanying consolidated statement of cash flows within “Sales of assets and equity investments, net of working capital settlements” for the six months ended June 30, 2019 and which we had substantially accrued for as of December 31, 2018.

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

3. Debt

The following table provides additional information on the principal amount of our outstanding debt balances. The table amounts exclude all debt fair value adjustments, including debt discounts, premiums and issuance costs (in millions):

	June 30, 2019	December 31, 2018
Current portion of debt
$500 million, 364-day credit facility due November 15, 2019	$—	$—
$4 billion credit facility due November 16, 2023	—	—
Commercial paper notes(a)	136	433
KML C$500 million credit facility, due August 31, 2022(b)(c)	27	—
Current portion of senior notes
9.00%, due February 2019	—	500
2.65%, due February 2019	—	800
3.05%, due December 2019	1,500	1,500
6.85%, due February 2020	700	—
6.50%, due April 2020	535	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion - Other debt	45	44
Total current portion of debt	3,054	3,388

Long-term debt (excluding current portion)
Senior notes	31,133	32,380
EPC Building, LLC, promissory note, 3.967%, due 2018 through 2035	388	395
Kinder Morgan G.P. Inc., $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock, due August 2057	100	100
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	217	220
Total long-term debt	31,948	33,205
Total debt(d)	$35,002	$36,593
_______

(a)	Weighted average interest rates on borrowings outstanding as of June 30, 2019 and December 31, 2018 were 2.62% and 3.10%, respectively.

(b)	Weighted average interest rate on borrowings outstanding as of June 30, 2019 was 3.41%.

(c)
Borrowings under the KML $500 million credit facility are denominated in C$ and are presented above in U.S. dollars. At June 30, 2019, the exchange rate was 0.7641 U.S. dollars per C$. See “—Credit Facilities—KML” below.

(d)
Excludes our “Debt fair value adjustments” which, as of June 30, 2019 and December 31, 2018, increased our total debt balances by $1,057 million and $731 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. For more information, see Note 13.

Credit Facilities

KMI

As of June 30, 2019, we had no borrowings outstanding under our credit facilities, $136 million outstanding under our $4 billion commercial paper program and $84 million in letters of credit. Our availability under these facilities as of June 30, 2019 was $4,280 million. As of June 30, 2019, we were in compliance with all required covenants.

KML

As of June 30, 2019, KML had C$35 million (U.S.$27 million) of borrowings outstanding under its 4-year, C$500 million unsecured revolving credit facility, due August 31, 2022, with C$459 million (U.S.$350 million) available after further reducing the C$500 million (U.S.$382 million) capacity for the C$6 million (U.S.$5 million) in letters of credit. Of the total C$6 million of letters of credit issued, approximately C$3 million are related to Trans Mountain for which it has issued a backstop letter of credit to KML. As of June 30, 2019, KML was in compliance with all required covenants. As of December 31, 2018, KML had no borrowings outstanding under its credit facility.

4.  Stockholders’ Equity

Common Equity

As of June 30, 2019, our common equity consisted of our Class P common stock. For additional information regarding our Class P common stock, see Note 11 to our consolidated financial statements included in our 2018 Form 10-K.

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. During the six months ended June 30, 2019, we settled repurchases of approximately 0.1 million of our Class P shares for approximately $2 million. Since December 2017, in total, we have repurchased approximately 29 million of our Class P shares under the program at an average price of approximately $18.18 per share for approximately $525 million.

KMI Common Stock Dividends

Holders of our common stock participate in common stock dividends declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Per common share cash dividend declared for the period	$0.25	$0.20	$0.50	$0.40
Per common share cash dividend paid in the period	$0.25	$0.20	$0.45	$0.325

On July 17, 2019, our board of directors declared a cash dividend of $0.25 per common share for the quarterly period ended June 30, 2019, which is payable on August 15, 2019 to common shareholders of record as of the close of business on July 31, 2019.

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

During the three and six months ended June 30, 2019, KML paid dividends to the public on its restricted voting shares of $5 million and $9 million, respectively, and on its Series 1 and Series 3 Preferred Shares of $6 million and $11 million, respectively.

Adoption of Accounting Pronouncements

On January 1, 2018, we adopted ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies the scope and application of ASC 610-20 on contracts for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. This ASU also clarifies that the derecognition of all businesses is in the scope of ASC 810 and defines an “in substance nonfinancial asset.” We utilized the modified retrospective method to adopt the provisions of this ASU, which required us to apply the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) to contracts that were not completed contracts as of January 1, 2018 through a cumulative adjustment to our “Retained deficit” balance. The cumulative effect of our adoption of this ASU was a $66 million, net of income taxes, adjustment to our beginning “Retained deficit” balance as presented in our consolidated statement of stockholders’ equity for the six months ended June 30, 2018.  This ASU also required us to classify EIG’s cumulative contribution to ELC as mezzanine equity, which we have included as “Redeemable noncontrolling interest” on our consolidated balance sheets as of June 30, 2019 and December 31, 2018, as EIG has the right to redeem their interests for cash under certain conditions.

On January 1, 2018, we adopted ASU No. 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  Our accounting policy for the release of stranded tax effects in accumulated other comprehensive income is on an aggregate portfolio basis. This ASU permits companies to reclassify the income tax effects of the 2017 Tax Reform on items within accumulated other comprehensive income to retained earnings.  The FASB refers to these amounts as “stranded tax effects.”  Only the stranded tax effects resulting from the 2017 Tax Reform are eligible for reclassification.  Our adoption of this ASU resulted in a $109 million reclassification adjustment of stranded income tax effects from “Accumulated other comprehensive loss” to “Retained deficit” on our consolidated statement of stockholders’ equity for the six months ended June 30, 2018.

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

On January 1, 2019, we adopted ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU better aligns an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. We applied ASU No. 2017-12 using a modified retrospective approach for cash flow and fair value hedges existing at the date of adoption and prospectively for the presentation and disclosure guidance. Our adoption of ASU No. 2017-12 did not have a material impact on our consolidated financial statements.

Energy Commodity Price Risk Management

As of June 30, 2019, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging instruments
Crude oil fixed price	(18.7)	MMBbl
Crude oil basis	(10.3)	MMBbl
Natural gas fixed price	(56.4)	Bcf
Natural gas basis	(35.2)	Bcf
NGL fixed price	(0.7)	MMBbl
Derivatives not designated as hedging instruments
Crude oil fixed price	(0.7)	MMBbl
Crude oil basis	(5.5)	MMBbl
Natural gas fixed price	(1.7)	Bcf
Natural gas basis	(31.5)	Bcf
NGL fixed price	(2.1)	MMBbl

As of June 30, 2019, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2023.

Interest Rate Risk Management

 As of June 30, 2019 and December 31, 2018, we had a combined notional principal amount of $10,225 million and $10,575 million, respectively, of fixed-to-variable interest rate swap agreements, all of which were designated as fair value hedges. All of our swap agreements effectively convert the interest expense associated with certain series of senior notes from fixed rates to variable rates based on an interest rate of the London Interbank Offered Rate (LIBOR) plus a spread and have termination dates that correspond to the maturity dates of the related series of senior notes. As of June 30, 2019, the principal amount of hedged senior notes consisted of $2,200 million included in “Current portion of debt” and $8,025 million included in “Long-term debt” on our accompanying consolidated balance sheets. As of June 30, 2019, the maximum length of time over which we have hedged a portion of our exposure to the variability in the value of debt due to interest rate risk is through March 15, 2035.

During the three months ended June 30, 2019, we entered into a floating-to-fixed interest rate swap agreement with a notional principal amount of $250 million, which was designated as a cash flow hedge. This agreement effectively converts the interest expense associated with certain variable rate debt issuances from floating rates to fixed rates. As of June 30, 2019, the maximum length of time over which we have hedged a portion of our exposure to the variability in future interest payments is through January 15, 2023.

Foreign Currency Risk Management

As of both June 30, 2019 and December 31, 2018, we had a combined notional principal amount of $1,358 million of cross-currency swap agreements to manage the foreign currency risk related to our Euro-denominated senior notes by effectively converting all of the fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar-denominated debt at fixed rates equivalent to approximately 3.79% and 4.67% for the 7-year and 12-year senior notes, respectively. These cross-currency swaps are accounted for as cash flow hedges. The critical terms of the cross-currency swap agreements correspond to the related hedged senior notes.

During the year ended December 31, 2018, we entered into foreign currency swap agreements with a combined notional principal amount of C$2,450 million (U.S.$1,888 million). These swaps resulted in our selling fixed C$ and receiving fixed U.S.$, effectively hedging the foreign currency risk associated with a substantial portion of our share of the TMPL Sale proceeds which were held in Canadian dollar denominated accounts until KML’s board and shareholder-approved distribution of the proceeds was made on January 3, 2019. At such time, our share of the TMPL Sale proceeds were then transferred into a U.S. dollar denominated account, our exposure to foreign currency risk was eliminated, and our foreign currency swaps were settled. These foreign currency swaps were accounted for as net investment hedges as the foreign currency risk was related to our investment in Canadian dollar denominated foreign operations, and the critical risks of the forward contracts coincided with those of the net investment. As a result, the change in fair value of the foreign currency swaps while outstanding were reflected in the “Foreign currency translation adjustments” section of “Other comprehensive income (loss), net of tax” on our consolidated statements of comprehensive income.

Fair Value of Derivative Contracts

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Derivative Assets		Derivative Liabilities
		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	Location	Fair value		Fair value
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$59	$135	$(81)	$(45)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	22	64	(11)	—
Subtotal		81	199	(92)	(45)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	34	12	(7)	(37)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	328	121	(1)	(78)
Subtotal		362	133	(8)	(115)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	91	(21)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	95	106	—	—
Subtotal		95	197	(21)	(6)
Total		538	529	(121)	(166)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	17	22	(5)	(5)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(2)	—
Total		17	22	(7)	(5)
Total derivatives		$555	$551	$(128)	$(171)

Effect of Derivative Contracts on the Income Statement

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Interest rate contracts	Interest, net	$208	$(81)	$336	$(254)

Hedged fixed rate debt(a)	Interest, net	$(211)	$77	$(349)	$245
_______

(a)
As of June 30, 2019, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $355 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheets.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended June 30,			Three Months Ended June 30,
	2019	2018		2019	2018
Energy commodity derivative contracts	$75	$(23)	Revenues—Natural gas sales	$2	$(5)
			Revenues—Product sales and other	(9)	(13)
			Costs of sales	10	—
Interest rate contracts	(1)	1	Earnings from equity investments(c)	2	(3)
Foreign currency contracts	8	(58)	Other, net	19	(62)
Total	$82	$(80)	Total	$24	$(83)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Six Months Ended June 30,			Six Months Ended June 30,
	2019	2018		2019	2018
Energy commodity derivative contracts	$(170)	$(40)	Revenues—Natural gas sales	$5	$(5)
			Revenues—Product sales and other	1	(27)
			Costs of sales	11	—
Interest rate contracts	(1)	2	Earnings from equity investments(c)	2	(4)
Foreign currency contracts	(26)	(8)	Other, net	(12)	(31)
Total	$(197)	$(46)	Total	$7	$(67)
_______

(a)
We expect to reclassify an approximate $9 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2019 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)
During the three months ended June 30, 2019, we recognized a $12 million gain associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

(c)	Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as hedging instruments	Location	Gain/(loss) recognized in income on derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Energy commodity derivative contracts	Revenues—Natural gas sales	$5	$(1)	$25	$2
	Revenues—Product sales and other	9	(45)	(1)	(46)
	Costs of sales	(1)	1	(3)	1
	Earnings from equity investments(b)	2	—	2	—
Total(a)		$15	$(45)	$23	$(43)

_______

(a)
The three and six months ended June 30, 2019 include an approximate loss of $6 million and gain of $2 million, respectively, and the three and six months ended June 30, 2018 include an approximate loss of $5 million and gain of $3 million, respectively. These gains and losses were associated with natural gas, crude and NGL derivative contract settlements.

(b) Amounts represent our share of an equity investee’s income (loss).

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of June 30, 2019 and December 31, 2018, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2019 and December 31, 2018, we had cash margins of $33 million and $16 million, respectively, posted by our counterparties with us as collateral and reported within “Other Current Liabilities” on our accompanying consolidated balance sheets. The balance at June 30, 2019 consisted of initial margin requirements of $10 million offset by variation margin requirements of $43 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of June 30, 2019, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $29 million of additional collateral.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2018	$164	$(91)	$(403)	$(330)
Other comprehensive (loss) gain before reclassifications	(152)	24	15	(113)
Gains reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Net current-period change in accumulated other comprehensive (loss) income	(157)	24	15	(118)
Balance as of June 30, 2019	$7	$(67)	$(388)	$(448)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2017	$(27)	$(189)	$(325)	$(541)
Other comprehensive (loss) gain before reclassifications	(46)	(73)	12	(107)
Losses reclassified from accumulated other comprehensive loss	67	—	—	67
Impact of adoption of ASU 2018-02 (Note 4)	(4)	(36)	(69)	(109)
Net current-period change in accumulated other comprehensive income (loss)	17	(109)	(57)	(149)
Balance as of June 30, 2018	$(10)	$(298)	$(382)	$(690)

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

	Balance sheet asset fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)
As of June 30, 2019
Energy commodity derivative contracts(a)	$31	$67	$—	$98	$(24)	$(43)	$31
Interest rate contracts	—	362	—	362	(5)	—	357
Foreign currency contracts	—	95	—	95	(21)	—	74
As of December 31, 2018
Energy commodity derivative contracts(a)	$28	$193	$—	$221	$(39)	$(25)	$157
Interest rate contracts	—	133	—	133	(7)	—	126
Foreign currency contracts	—	197	—	197	(6)	—	191

	Balance sheet liability fair value measurements by level						Net amount
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Collateral posted(b)
As of June 30, 2019
Energy commodity derivative contracts(a)	$(5)	$(94)	$—	$(99)	$24	$—	$(75)
Interest rate contracts	—	(8)	—	(8)	5	—	(3)
Foreign currency contracts	—	(21)	—	(21)	21	—	—
As of December 31, 2018
Energy commodity derivative contracts(a)	$(11)	$(39)	$—	$(50)	$39	$—	$(11)
Interest rate contracts	—	(115)	—	(115)	7	—	(108)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
_______

(a)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps, NGL swaps and natural gas basis swaps.

(b)
Any cash collateral paid or received is reflected in this table, but only to the extent that such cash collateral represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts, or those that are determined solely on their volumetric notional amounts, are excluded from this table.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	June 30, 2019		December 31, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$36,059	$39,216	$37,324	$37,469

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2019 and December 31, 2018.

7.  Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source (in millions):

	Three Months Ended June 30, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$889	$84	$279	$—	$(1)	$1,251
Fee-based services	187	252	118	15	1	573
Total services revenues	1,076	336	397	15	—	1,824
Sales
Natural gas sales	607	—	—	—	(4)	603
Product sales	197	61	5	291	(10)	544
Total sales revenues	804	61	5	291	(14)	1,147
Total revenues from contracts with customers	1,880	397	402	306	(14)	2,971
Other revenues(c)	88	45	105	4	1	243
Total revenues	$1,968	$442	$507	$310	$(13)	$3,214

	Three Months Ended June 30, 2018
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Kinder Morgan Canada(d)	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$826	$99	$263	$—	$—	$(1)	$1,187
Fee-based services	162	239	153	16	62	(1)	631
Total services revenues	988	338	416	16	62	(2)	1,818
Sales
Natural gas sales	736	—	—	1	—	(1)	736
Product sales	327	124	4	318	—	(10)	763
Total sales revenues	1,063	124	4	319	—	(11)	1,499
Total revenues from contracts with customers	2,051	462	420	335	62	(13)	3,317
Other revenues(c)	56	41	95	(85)	3	1	111
Total revenues	$2,107	$503	$515	$250	$65	$(12)	$3,428

	Six Months Ended June 30, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,819	$164	$529	$—	$(2)	$2,510
Fee-based services	379	487	266	31	—	1,163
Total services revenues	2,198	651	795	31	(2)	3,673
Sales
Natural gas sales	1,361	—	—	1	(6)	1,356
Product sales	437	127	7	559	(16)	1,114
Total sales revenues	1,798	127	7	560	(22)	2,470
Total revenues from contracts with customers	3,996	778	802	591	(24)	6,143
Other revenues(c)	173	88	214	24	1	500
Total revenues	$4,169	$866	$1,016	$615	$(23)	$6,643

	Six Months Ended June 30, 2018
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Kinder Morgan Canada(d)	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,671	$191	$519	$1	$—	$(2)	$2,380
Fee-based services	326	460	297	33	126	—	1,242
Total services revenues	1,997	651	816	34	126	(2)	3,622
Sales
Natural gas sales	1,564	—	—	1	—	(3)	1,562
Product sales	546	216	7	635	—	(17)	1,387
Total sales revenues	2,110	216	7	636	—	(20)	2,949
Total revenues from contracts with customers	4,107	867	823	670	126	(22)	6,571
Other revenues(c)	126	78	187	(116)	—	—	275
Total revenues	$4,233	$945	$1,010	$554	$126	$(22)	$6,846
_______

(a)
Differences between the revenue classifications presented on the consolidated statements of income and the categories for the disaggregated revenues by type of revenue above are primarily attributable to revenues reflected in the “Other revenues” category above (see note (c) below).

(b)
Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity are fixed. Excludes service contracts with index-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.

(c)
Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 and primarily include leases and derivatives. See Notes 5 and 10 for additional information related to our derivative contracts and lessor contracts, respectively.

(d)	On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment does not have results of operations on a prospective basis (see Note 2).

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections.

The following table presents the activity in our contract assets and liabilities (in millions):

Six Months Ended June 30, 2019
Contract Assets
Balance at December 31, 2018(a)	$24
Additions	52
Transfer to Accounts receivable	(20)
Other	(1)
Balance at June 30, 2019(b)	$55
Contract Liabilities
Balance at December 31, 2018(c)	$292
Additions	203
Transfer to Revenues	(193)
Other(d)	1
Balance at June 30, 2019(e)	$303
_______

(a)	Includes current and non-current balances of $14 million and $10 million, respectively.

(b)	Includes current and non-current balances of $45 million and $10 million, respectively.

(c)	Includes current and non-current balances of $80 million and $212 million, respectively.

(d)	Includes foreign currency translation adjustments.

(e)	Includes current and non-current balances of $84 million and $219 million, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2019 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions):

Year	Estimated Revenue
Six months ended December 31, 2019	$2,555
2020	4,602
2021	3,884
2022	3,250
2023	2,717
Thereafter	15,299
Total	$32,307

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

8.  Reportable Segments

For segment reporting purposes, effective January 1, 2019, certain assets were transferred among our business segments.  As a result, individual segment results for the three and six months ended June 30, 2018 and balances as of December 31, 2018 have been reclassified to conform to the current presentation in the following tables.

Financial information by segment follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,956	$2,095	$4,148	$4,211
Intersegment revenues	12	12	21	22
Products Pipelines	442	503	866	945
Terminals
Revenues from external customers	506	514	1,014	1,009
Intersegment revenues	1	1	2	1
CO2	310	250	615	554
Kinder Morgan Canada(a)	—	65	—	126
Corporate and intersegment eliminations	(13)	(12)	(23)	(22)
Total consolidated revenues(b)	$3,214	$3,428	$6,643	$6,846

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment EBDA(c)
Natural Gas Pipelines	$1,088	$310	$2,291	$1,438
Products Pipelines	307	321	583	587
Terminals	290	275	589	571
CO2	196	157	394	356
Kinder Morgan Canada(a)	—	46	(2)	92
Total Segment EBDA(d)	1,881	1,109	3,855	3,044
DD&A	(579)	(571)	(1,172)	(1,141)
Amortization of excess cost of equity investments	(19)	(24)	(40)	(56)
General and administrative and corporate charges	(155)	(174)	(316)	(334)
Interest, net	(452)	(516)	(912)	(983)
Income tax (expense) benefit	(148)	46	(320)	(118)
Total consolidated net income (loss)	$528	$(130)	$1,095	$412

	June 30, 2019	December 31, 2018
Assets
Natural Gas Pipelines	$50,750	$50,261
Products Pipelines	9,543	9,598
Terminals	9,963	9,415
CO2	3,729	3,928
Corporate assets(e)	2,710	5,664
Total consolidated assets(f)	$76,695	$78,866
_______

(a)	On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment does not have results of operations on a prospective basis (see Note 2).

(b)
Revenues previously reported (before reclassifications) for the three months ended June 30, 2018 were $2,166 million, $442 million, $513 million and $(8) million and for the six months ended June 30, 2018 were $4,332 million, $841 million, $1,006 million and $(13) million for the Natural Gas Pipelines, Products Pipelines and Terminals business segments, and the Corporate and intersegment eliminations, respectively.

(c)	Includes revenues, earnings from equity investments, other, net, less operating expenses, (gain) loss on impairments and divestitures, net, and other income, net.

(d)
Segment EBDA previously reported (before reclassifications) for the three months ended June 30, 2018 were $313 million, $319 million and $274 million and for the six months ended June 30, 2018 were $1,449 million, $578 million and $569 million for the Natural Gas Pipelines, Product Pipelines and Terminals business segments, respectively.

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

9.  Income Taxes

Income tax expense (benefit) included in our accompanying consolidated statements of income were as follows (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense (benefit)	$148	$(46)	$320	$118
Effective tax rate	21.9%	26.1%	22.6%	22.3%

The effective tax rate for the three and six months ended June 30, 2019 is higher than the statutory federal rate of 21% primarily due to state and foreign income taxes, partially offset by dividend-received deductions from our investments in Citrus Corporation (Citrus), NGPL Holdings LLC and Plantation Pipe Line Company (Plantation).

The effective tax rate for the three months ended June 30, 2018 is higher than the statutory federal rate of 21% primarily due to the reduction in our reserves for uncertain tax positions as a result of the settlement of our 2011 – 2014 federal tax audit reducing our income tax expense.

The effective tax rate for the six months ended June 30, 2018 is higher than the statutory federal rate of 21% primarily due to state and foreign income taxes, partially offset by dividend-received deductions from our investments in Citrus and Plantation and the reduction in our reserves for uncertain tax positions as a result of the settlement of our 2011 – 2014 federal tax audit reducing our income tax expense.

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

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and not adjusted for any CPI increases or decreases. Because most of our leases do not provide an explicit rate of return, we use our incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. We have real estate lease agreements with lease and non-lease components, which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Leases that were grandfathered under various portions of Topic 842, such as land easements, are reassessed when agreements are modified.

Following are components of our lease cost (in millions):

Six Months Ended June 30, 2019
Operating leases	$71
Short-term and variable leases	41
Total lease cost(a)	$112
_______

(a)	Includes $20 million of capitalized lease costs.

Other information related to our operating leases are as follows (in millions, except lease term and discount rate):

Six Months Ended June 30, 2019
Operating cash flows from operating leases	$(92)
Investing cash flows from operating leases	(20)
ROU assets obtained in exchange for operating lease obligations, net of retirements adjusted for currency conversion	54
Amortization of ROU assets	37

Weighted average remaining lease term	16.74 years
Weighted average discount rate	5.92%

Amounts recognized in the accompanying consolidated balance sheet are as follows (in millions):

Lease Activity	Balance sheet location	June 30, 2019
ROU assets	Deferred charges and other assets	$713
Short-term lease liability	Other current liabilities	51
Long-term lease liability	Other long-term liabilities and deferred credits	662
Finance lease assets	Property, plant and equipment, net	2
Finance lease liabilities	Long-term debt—Outstanding	2

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of June 30, 2019 are as follows (in millions):

Six months ended December 31, 2019	$49
2020	84
2021	76
2022	71
2023	65
Thereafter	825
Total lease payments(a)	1,170
Less: Interest	(457)
Present value of lease liabilities	$713

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
_______

(a)
This table has been revised from the previously reported December 31, 2018 future gross minimum rental commitments under our operating leases and ROW obligations table in our 2018 Form 10-K to (i) separately present lease and ROW obligations and (ii) to correct amounts previously reported to include an additional $482 million of undiscounted future lease payments, primarily in the “Thereafter” amount associated with the 2018 extension of the Edmonton South tank lease through December 2038.

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease expense outlined in this disclosure.

Lessor

Our assets that we lease to others under operating leases consists primarily of specific facilities where one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of that asset. These leases primarily consist of specific tanks, treating and gas equipment and pipelines with separate control locations. Our leases have remaining lease terms of one to 32 years, some of which have options to extend the lease for up to an additional 25 years, and some of which may include options to terminate the lease within one year. We determine if an arrangement is a lease at inception. None of our leases allow the lessee to purchase the leased asset.

Lease income for the three and six months ended June 30, 2019 totaled $216 million and $434 million, respectively, including a significant amount of variable lease payments that is excluded from the following disclosure as the amounts cannot be reasonably estimated for future periods.

Future minimum operating lease payments to be received based on contractual agreements are as follows (in millions):

June 30, 2019
2019 (six months ended December 31, 2019)	$197
2020	365
2021	348
2022	334
2023	304
Thereafter	3,668
Total	$5,216

Options for a lessee to renew the agreement are not included as part of future minimum operating lease revenues. We elected the practical expedient available to us to not separate lease and non-lease components under these agreements. Any modification of a lease will result in a reevaluation of the lease classification.

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

FERC Proceedings

FERC Rulemaking on Tax Cuts and Jobs Act for Jurisdictional Natural Gas Pipelines

In July 2018, the FERC issued an order requiring an informational filing by interstate natural gas pipelines on a new Form 501-G, evaluating the impact of the 2017 Tax Reform and the Revised Tax Policy on tax allowances for the pipelines. KMI and certain of its pipeline affiliates successfully worked with their shippers to achieve settlements without the need for litigation or any additional intervention by the FERC. The FERC has approved settlements filed by EPNG, SNG, TGP and Young Gas Storage, and a settlement filed on Bear Creek Storage Company, L.L.C. is pending approval. The FERC has terminated all but two of the remaining 501-G proceedings without taking further action. The two remaining 501-G proceedings relate to systems under rate moratoriums. Accordingly, the vast majority of KMI’s 501-G exposure has been resolved.

FERC Inquiry Regarding the Commission’s Policy for Determining Return on Equity

On March 21, 2019, the FERC issued a notice of inquiry (NOI) seeking comments regarding whether the FERC should revise its policies for determining the base return on equity (ROE) used in setting cost of service rates charged by jurisdictional public utilities and interstate natural gas and liquids pipelines. The NOI seeks comment on whether any aspects of the existing methodologies used by the FERC to set an ROE for a regulated entity should be changed, whether the ROE methodology should be the same across all three industries, and whether alternative methodologies should be considered. Initial comments were filed on June 26, 2019 by industry groups, pipeline companies, and shippers. There will be a round of reply comments before further action is taken by FERC.

SFPP

The tariffs and rates charged by SFPP are subject to a number of ongoing shipper-initiated proceedings at the FERC. These include IS08-390, filed in June 2008, in which various shippers are challenging SFPP’s West Line rates (currently on appeal to the D.C. Circuit Court); IS09-437, filed in July 2009, in which various shippers are challenging SFPP’s East Line rates (currently before the FERC on rehearing); OR11-13/16/18, filed in June 2011, in which various shippers are seeking to challenge SFPP’s North Line, Oregon Line, and West Line rates (not yet been set for hearing by the FERC); OR14-35/36, filed in June 2014, in which various shippers are challenging SFPP’s index increases in 2012 and 2013 (dismissed by the FERC, but remanded back to the FERC from the D.C. Circuit for further consideration); OR16-6, filed in December 2015, in which various shippers are challenging SFPP’s East line rates (pending before the FERC for an order on the initial decision); and OR19-21, filed in April 2019, in which various shippers are challenging SFPP’s index increases in 2018 (currently pending before the FERC for an order on the complaints). In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. If the shippers prevail on their arguments or claims, they are entitled to seek reparations (which may reach back up to two years prior to the filing date of their complaints) or refunds of any excess rates paid, and SFPP may be required to reduce its rates going forward. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts.

Per order of the FERC, in May 2019 SFPP paid refunds to shippers in the IS08-390 proceeding based on the denial of an income tax allowance. With respect to the various SFPP related complaints and protest proceedings at the FERC, we estimate that the shippers are seeking approximately $30 million in annual rate reductions and approximately $330 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of FERC precedent, as applicable, as well as the compliance filing methodology recently approved by the FERC to pending SFPP cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

EPNG

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. The FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it will apply its findings in

Opinion 517-A to the same issues in the 2010 rate case. All refund obligations related to the 2008 rate case were satisfied in 2015. EPNG sought federal appellate review of Opinion 517-A. On February 21, 2017, the reviewing court delayed the case until the FERC ruled on the rehearing requests pending in the 2010 Rate Case. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528-A) on February 18, 2016. The FERC generally upheld its prior determinations, affirmed prior findings of an Administrative Law Judge that certain shippers qualify for lower rates, and required EPNG to file revised pro forma recalculated rates consistent with the terms of Opinions 517-A and 528-A. On May 3, 2018, the FERC issued Opinion 528-B upholding its decisions in Opinion 528-A and requiring EPNG to implement the rates required by its rulings and provide refunds within 60 days. On July 2, 2018, EPNG reported to the FERC the refund calculations, and that the refunds had been provided as ordered. Also on July 2, 2018, EPNG initiated appellate review of Opinions 528, 528-A and 528-B. On August 23, 2018, the reviewing court established a briefing schedule and consolidated EPNG’s delayed appeal from the 2008 rate case, EPNG’s appeal from the 2010 rate case, and the intervenors’ delayed appeal in the 2010 case. In accordance with that schedule, all briefing was completed by April 29, 2019.

Other Commercial Matters

Gulf LNG Facility Arbitration

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA sought declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  On June 29, 2018, the arbitration panel delivered its Award, and the panel's ruling called for the termination of the agreement and Eni USA's payment of compensation to GLNG. The Award resulted in our recording a net loss in the second quarter of 2018 of our equity investment in GLNG due to a non-cash impairment of our investment in GLNG partially offset by our share of earnings recognized by GLNG. On September 25, 2018, GLNG filed a lawsuit against Eni USA in the Delaware Court of Chancery to enforce the Award. On February 1, 2019, the Court of Chancery issued a Final Order and Judgment confirming the Award, which was paid by Eni USA on February 20, 2019. On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. On December 12, 2018, Eni S.p.A. filed a counterclaim seeking unspecified damages from GLNG. On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claim that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. By its second Notice of Arbitration, Eni USA seeks to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Delaware Court of Chancery. In response to the second Notice of Arbitration, GLNG filed a complaint with the Delaware Court of Chancery together with a motion seeking to permanently enjoin the arbitration. Oral argument on GLNG’s complaint and related motion will occur in August 2019, and all deadlines in the Second Arbitration have been stayed until September 2019. GLNG intends to continue to vigorously prosecute and defend all of the foregoing proceedings.

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

General

As of June 30, 2019 and December 31, 2018, our total reserve for legal matters was $215 million and $207 million, respectively.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately 20 uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a PRP within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of

Work pursuant to which EPNG is conducting a radiological assessment of the surface of the mines and the immediate vicinity. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines, given the U.S. is the owner of the Navajo Reservation, the U.S.’s exploration and reclamation activities at the mines, and the pervasive control of such federal agencies over all aspects of the nuclear weapons program. After a trial which concluded in March 2019, the U.S. District Court issued an order on April 16, 2019 that allocated 35% of past and future response costs to the government. The decision was not appealed by any party. The decision does not provide or establish the scope of a remedial plan with respect to the sites, nor does it establish the total cost for addressing the sites, all of which remain to be determined in subsequent proceedings and adversarial actions, if necessary, with the EPA. Until such issues are determined, we are unable to reasonably estimate the extent of our potential liability. Because costs associated with any remedial plan approved by the EPA are expected to be spread over at least several years, we do not anticipate that this decision will have a material adverse impact to our results of operations, cash flows, or dividends to KMI shareholders.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and that those operations caused substantial damage to the Coastal Zone. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to remediate, restore, vegetate and detoxify the affected Coastal Zone property. In 2016, the LAG and LDNR intervened in the lawsuit. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana on several grounds including federal officer liability. Plaquemines Parish, along with the intervenors, moved to remand the case to the state district court. On May 28, 2019, the case was remanded to the state district court for Plaquemines Parish. At the same time, the U.S. District Court certified the federal officer liability jurisdiction issue for review by the U.S. Fifth Circuit Court of Appeals and on June 11, 2019, the U.S. District Court stayed the remand order pending the outcome of that review. The case is effectively stayed pending resolution of the federal officer liability issue by the Court of Appeals. We will continue to vigorously defend this case.

On March 29, 2019, the City of New Orleans and Orleans Parish (Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the Coastal Zone. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected Coastal Zone to its original condition, including costs to remediate, restore, vegetate and detoxify the affected Coastal Zone property. On April 5, 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. On May 28, 2019, Orleans moved to remand the case to the state district court. We will continue to vigorously defend this case.

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including two cases against TGP, two cases against SNG, and two cases against both TGP and SNG. In these cases, the Plaintiffs allege that defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. Plaintiffs allege that defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. Plaintiffs seek, among other relief, unspecified money damages, attorneys’ fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. Plaintiffs allege that defendants are obligated to restore and remediate the affected property without regard to the value of the property. Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. In one case filed by Vintage Assets, Inc. and several landowners against SNG and TGP that was tried in 2017 to the U.S. District Court for the Eastern District of Louisiana, $80 million was sought in money damages, including recovery of litigation costs, damages for trespass, and money damages associated with an alleged loss of natural resources and projected reconstruction cost of replacing or restoring wetlands. On May 4, 2018, the District Court entered a judgment dismissing the tort and negligence claims against all of the defendants, and dismissing certain of the contract claims against TGP.  In ruling in favor of plaintiffs on the remaining contract claims, the District Court ordered the defendants to pay $1,104 in money damages, and issued a permanent injunction ordering the defendants to restore a total of 9.6 acres of land and maintain certain canals at widths designated by the right of way agreements in effect.  The Court stayed the judgment and the injunction pending appeal. The parties each filed a separate appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 13, 2018, a third-party defendant filed a motion to vacate the judgment and dismiss all of the appeals for lack of subject matter jurisdiction. On October 2, 2018 the Court of Appeals dismissed the appeals and on April 17, 2019 the case was remanded to the state district court for Plaquemines Parish, Louisiana for further proceedings. The case is set for trial February 3, 2020. We will continue to vigorously defend these cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of June 30, 2019 and December 31, 2018, we have accrued a total reserve for environmental liabilities in the amount of $264 million and $271 million, respectively. In addition, as of both June 30, 2019 and December 31, 2018, we have recorded a receivable of $13 million for expected cost recoveries that have been deemed probable.

Other Contingencies

We have agreed to fund our proportionate share of $450 million of 2019 maturing debt obligations at a certain equity investee and we would be obligated for our $225 million share of these obligations if the equity investee was unable to satisfy its obligations.

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

Excluding fair value adjustments, as of June 30, 2019, Parent Issuer and Guarantor, Subsidiary Issuer and Guarantor-KMP, and Subsidiary Guarantors had $14,883 million, $16,610 million, and $2,535 million, respectively, of Guaranteed Notes outstanding.  Included in the Subsidiary Guarantors debt balance as presented in the accompanying June 30, 2019 condensed consolidating balance sheet is approximately $157 million of other financing obligations that are not subject to the cross guarantee agreement.

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2019 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$2,934	$299	$(19)	$3,214

Operating Costs, Expenses and Other
Costs of sales	—	—	761	23	(7)	777
Depreciation, depletion and amortization	5	—	506	68	—	579
Other operating expenses	4	—	768	125	(12)	885
Total Operating Costs, Expenses and Other	9	—	2,035	216	(19)	2,241

Operating (Loss) Income	(9)	—	899	83	—	973

Other Income (Expense)
Earnings from consolidated subsidiaries	846	811	85	18	(1,760)	—
Earnings from equity investments	—	—	161	—	—	161
Interest, net	(194)	(2)	(250)	(6)	—	(452)
Amortization of excess cost of equity investments and other, net	(3)	—	(1)	(2)	—	(6)

Income Before Income Taxes	640	809	894	93	(1,760)	676

Income Tax Expense	(122)	(1)	(21)	(4)	—	(148)

Net Income	518	808	873	89	(1,760)	528
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(10)	(10)
Net Income Attributable to Controlling Interests	$518	$808	$873	$89	$(1,770)	$518

Net Income	$518	$808	$873	$89	$(1,760)	$528
Total other comprehensive income	60	78	76	16	(165)	65
Comprehensive income	578	886	949	105	(1,925)	593
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(15)	(15)
Comprehensive income attributable to controlling interests	$578	$886	$949	$105	$(1,940)	$578

Condensed Consolidating Statements of Income and Comprehensive Income for the Three Months Ended June 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$3,047	$399	$(18)	$3,428

Operating Costs, Expenses and Other
Costs of sales	—	—	1,022	52	(6)	1,068
Depreciation, depletion and amortization	4	—	486	81	—	571
Other operating expenses	6	—	1,377	146	(12)	1,517
Total Operating Costs, Expenses and Other	10	—	2,885	279	(18)	3,156

Operating (Loss) Income	(10)	—	162	120	—	272

Other Income (Expense)
(Losses) earnings from consolidated subsidiaries	(2)	(55)	96	4	(43)	—
Earnings from equity investments	—	—	58	—	—	58
Interest, net	(193)	(2)	(273)	(48)	—	(516)
Amortization of excess cost of equity investments and other, net	7	—	(5)	8	—	10

(Loss) Income Before Income Taxes	(198)	(57)	38	84	(43)	(176)

Income Tax Benefit (Expense)	57	(2)	(19)	10	—	46

Net (Loss) Income	(141)	(59)	19	94	(43)	(130)
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(11)	(11)

Net (Loss) Income Attributable to Controlling Interests	(141)	(59)	19	94	(54)	(141)

Preferred Stock Dividends	(39)	—	—	—	—	(39)
Net (Loss) Income Available to Common Stockholders	$(180)	$(59)	$19	$94	$(54)	$(180)

Net (Loss) Income	$(141)	$(59)	$19	$94	$(43)	$(130)
Total other comprehensive loss	(23)	(42)	(44)	(58)	128	(39)
Comprehensive (loss) income	(164)	(101)	(25)	36	85	(169)
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	5	5
Comprehensive (loss) income attributable to controlling interests	$(164)	$(101)	$(25)	$36	$90	$(164)

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2019 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$6,084	$624	$(65)	$6,643

Operating Costs, Expenses and Other
Costs of sales	—	—	1,679	88	(42)	1,725
Depreciation, depletion and amortization	10	—	1,026	136	—	1,172
Other operating expenses	3	—	1,508	267	(23)	1,755
Total Operating Costs, Expenses and Other	13	—	4,213	491	(65)	4,652

Operating (Loss) Income	(13)	—	1,871	133	—	1,991

Other Income (Expense)
Earnings from consolidated subsidiaries	1,739	1,658	134	36	(3,567)	—
Earnings from equity investments	—	—	353	—	—	353
Interest, net	(384)	(5)	(508)	(15)	—	(912)
Amortization of excess cost of equity investments and other, net	(7)	—	(8)	(2)	—	(17)

Income Before Income Taxes	1,335	1,653	1,842	152	(3,567)	1,415

Income Tax Expense	(261)	(2)	(42)	(15)	—	(320)

Net Income	1,074	1,651	1,800	137	(3,567)	1,095
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(21)	(21)
Net Income Attributable to Controlling Interests	$1,074	$1,651	$1,800	$137	$(3,588)	$1,074

Net Income	$1,074	$1,651	$1,800	$137	$(3,567)	$1,095
Total other comprehensive (loss) income	(118)	(149)	(156)	35	269	(119)
Comprehensive income	956	1,502	1,644	172	(3,298)	976
Comprehensive income attributable to noncontrolling interests	—	—	—	—	(20)	(20)
Comprehensive income attributable to controlling interests	$956	$1,502	$1,644	$172	$(3,318)	$956

Condensed Consolidating Statements of Income and Comprehensive Income for the Six Months Ended June 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Total Revenues	$—	$—	$6,127	$785	$(66)	$6,846

Operating Costs, Expenses and Other
Costs of sales	—	—	2,001	129	(43)	2,087
Depreciation, depletion and amortization	9	—	970	162	—	1,141
Other operating (income) expenses	(19)	1	2,120	318	(23)	2,397
Total Operating Costs, Expenses and Other	(10)	1	5,091	609	(66)	5,625

Operating Income (Loss)	10	(1)	1,036	176	—	1,221

Other Income (Expense)
Earnings from consolidated subsidiaries	804	690	147	20	(1,661)	—
Earnings from equity investments	—	—	278	—	—	278
Interest, net	(377)	(6)	(546)	(54)	—	(983)
Amortization of excess cost of equity investments and other, net	13	—	(15)	16	—	14

Income Before Income Taxes	450	683	900	158	(1,661)	530

Income Tax Expense	(67)	(4)	(45)	(2)	—	(118)

Net Income	383	679	855	156	(1,661)	412
Net Income Attributable to Noncontrolling Interests	—	—	—	—	(29)	(29)

Net Income Attributable to Controlling Interests	383	679	855	156	(1,690)	383

Preferred Stock Dividends	(78)	—	—	—	—	(78)
Net Income Available to Common Stockholders	$305	$679	$855	$156	$(1,690)	$305

Net Income	$383	$679	$855	$156	$(1,661)	$412
Total other comprehensive loss	(40)	(98)	(101)	(136)	295	(80)
Comprehensive income	343	581	754	20	(1,366)	332
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	11	11
Comprehensive income attributable to controlling interests	$343	$581	$754	$20	$(1,355)	$343

Condensed Consolidating Balance Sheets as of June 30, 2019 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$2	$—	$—	$212	$(1)	$213
Other current assets - affiliates	5,179	4,748	27,566	1,089	(38,582)	—
All other current assets	101	30	1,795	184	(23)	2,087
Property, plant and equipment, net	245	—	30,636	6,959	—	37,840
Investments	664	—	7,361	99	—	8,124
Investments in subsidiaries	44,939	41,753	4,489	4,380	(95,561)	—
Goodwill	13,789	22	5,165	2,988	—	21,964
Notes receivable from affiliates	928	20,338	200	1,171	(22,637)	—
Deferred income taxes	2,909	—	—	—	(1,422)	1,487
Other non-current assets	726	224	3,925	468	(363)	4,980
Total assets	$69,482	$67,115	$81,137	$17,550	$(158,589)	$76,695

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,636	$1,235	$31	$152	$—	$3,054
Other current liabilities - affiliates	17,793	14,144	5,667	978	(38,582)	—
All other current liabilities	388	343	1,545	349	(20)	2,605
Long-term debt	13,615	15,738	3,003	649	—	33,005
Notes payable to affiliates	1,302	448	20,532	355	(22,637)	—
Deferred income taxes	—	—	539	883	(1,422)	—
All other long-term liabilities and deferred credits	1,110	21	1,207	801	(367)	2,772
Total liabilities	35,844	31,929	32,524	4,167	(63,028)	41,436

Redeemable noncontrolling interest	—	—	775	—	—	775
Stockholders’ equity
Total KMI equity	33,638	35,186	47,838	13,383	(96,407)	33,638
Noncontrolling interests	—	—	—	—	846	846
Total stockholders’ equity	33,638	35,186	47,838	13,383	(95,561)	34,484
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$69,482	$67,115	$81,137	$17,550	$(158,589)	$76,695

Condensed Consolidating Balance Sheets as of December 31, 2018 (In Millions)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
ASSETS
Cash and cash equivalents	$8	$—	$—	$3,277	$(5)	$3,280
Other current assets - affiliates	4,465	4,788	23,851	1,031	(34,135)	—
All other current assets	171	17	2,056	212	(14)	2,442
Property, plant and equipment, net	231	—	30,750	6,916	—	37,897
Investments	664	—	6,718	99	—	7,481
Investments in subsidiaries	42,096	40,049	6,077	4,324	(92,546)	—
Goodwill	13,789	22	5,166	2,988	—	21,965
Notes receivable from affiliates	945	20,345	247	1,043	(22,580)	—
Deferred income taxes	3,137	—	—	—	(1,571)	1,566
Other non-current assets	233	105	3,823	74	—	4,235
Total assets	$65,739	$65,326	$78,688	$19,964	$(150,851)	$78,866

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Liabilities
Current portion of debt	$1,933	$1,300	$30	$125	$—	$3,388
Other current liabilities - affiliates	14,189	14,087	4,898	961	(34,135)	—
All other current liabilities	486	354	1,838	1,510	(19)	4,169
Long-term debt	13,474	16,799	3,020	643	—	33,936
Notes payable to affiliates	1,234	448	20,543	355	(22,580)	—
Deferred income taxes	—	—	503	1,068	(1,571)	—
Other long-term liabilities and deferred credits	745	59	944	428	—	2,176
Total liabilities	32,061	33,047	31,776	5,090	(58,305)	43,669

Redeemable noncontrolling interest	—	—	666	—	—	666
Stockholders’ equity
Total KMI equity	33,678	32,279	46,246	14,874	(93,399)	33,678
Noncontrolling interests	—	—	—	—	853	853
Total stockholders’ equity	33,678	32,279	46,246	14,874	(92,546)	34,531
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$65,739	$65,326	$78,688	$19,964	$(150,851)	$78,866

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2019 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(1,554)	$2,081	$7,965	$51	$(6,445)	$2,098

Cash flows from investing activities
Acquisitions of assets and investments	—	—	(3)	—	—	(3)
Capital expenditures	(27)	—	(874)	(277)	—	(1,178)
Sales of assets and equity investments, net of working capital settlements	—	—	108	(28)	—	80
Sales of property, plant and equipment, net of removal costs	4	—	4	(5)	—	3
Contributions to investments	(128)	—	(683)	(1)	—	(812)
Distributions from equity investments in excess of cumulative earnings	865	—	131	—	(865)	131
Funding to affiliates	(3,509)	(9)	(5,668)	(445)	9,631	—
Loans to related party	—	—	(16)	—	—	(16)
Net cash used in investing activities	(2,795)	(9)	(7,001)	(756)	8,766	(1,795)

Cash flows from financing activities
Issuances of debt	2,966	—	—	76	—	3,042
Payments of debt	(3,263)	(1,300)	(4)	(55)	—	(4,622)
Debt issue costs	(6)	—	—	—	—	(6)
Cash dividends - common shares	(1,024)	—	—	—	—	(1,024)
Repurchases of common shares	(2)	—	—	—	—	(2)
Funding from affiliates	5,676	1,731	1,781	443	(9,631)	—
Contributions from investment partner	—	—	109	—	—	109
Contributions from parents	—	—	1	—	(1)	—
Contributions from noncontrolling interests	—	—	—	—	1	1
Distributions to parents	—	(2,503)	(2,851)	(2,867)	8,221	—
Distribution to noncontrolling interests - KML distribution of the TMPL sale proceeds	—	—	—	—	(879)	(879)
Distributions to noncontrolling interests - other	—	—	—	—	(28)	(28)
Other, net	(4)	—	—	—	—	(4)
Net cash provided by (used in) financing activities	4,343	(2,072)	(964)	(2,403)	(2,317)	(3,413)

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	—	—	—	28	—	28

Net decrease in Cash, Cash Equivalents and Restricted Deposits	(6)	—	—	(3,080)	4	(3,082)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	8	—	—	3,328	(5)	3,331
Cash, Cash Equivalents, and Restricted Deposits, end of period	$2	$—	$—	$248	$(1)	$249

Condensed Consolidating Statements of Cash Flows for the Six Months Ended June 30, 2018 (In Millions) (Unaudited)

	Parent Issuer and Guarantor	Subsidiary Issuer and Guarantor - KMP	Subsidiary Guarantors	Subsidiary Non-Guarantors	Consolidating Adjustments	Consolidated KMI
Net cash (used in) provided by operating activities	$(2,142)	$2,048	$5,644	$519	$(3,601)	$2,468

Cash flows from investing activities
Acquisitions of assets and investments	—	—	(20)	—	—	(20)
Capital expenditures	(16)	—	(940)	(517)	—	(1,473)
Proceeds from sales of equity investments	—	—	33	—	—	33
Sales of property, plant and equipment, net of removal costs	3	—	(6)	9	—	6
Contributions to investments	—	—	(106)	(5)	—	(111)
Distributions from equity investments in excess of cumulative earnings	1,910	—	149	—	(1,910)	149
Funding (to) from affiliates	(4,016)	5	(3,737)	(489)	8,237	—
Loans to related party	—	—	(16)	—	—	(16)
Net cash (used in) provided by investing activities	(2,119)	5	(4,643)	(1,002)	6,327	(1,432)

Cash flows from financing activities
Issuances of debt	8,297	—	—	268	—	8,565
Payments of debt	(6,737)	(975)	(779)	(84)	—	(8,575)
Debt issue costs	(24)	—	—	(7)	—	(31)
Cash dividends - common shares	(719)	—	—	—	—	(719)
Cash dividends - preferred shares	(78)	—	—	—	—	(78)
Repurchases of common shares	(250)	—	—	—	—	(250)
Funding from affiliates	3,779	1,517	2,499	442	(8,237)	—
Contribution from investment partner	—	—	97	—	—	97
Contributions from parents	—	—	17	—	(17)	—
Contributions from noncontrolling interests	—	—	—	—	17	17
Distributions to parents	—	(2,573)	(2,835)	(135)	5,543	—
Distributions to noncontrolling interests	—	—	—	—	(35)	(35)
Other, net	(1)	—	—	—	—	(1)
Net cash provided by (used in) financing activities	4,267	(2,031)	(1,001)	484	(2,729)	(1,010)

Effect of exchange rate changes on cash, cash equivalents and restricted deposits	—	—	—	(5)	—	(5)

Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	6	22	—	(4)	(3)	21
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	3	1	—	323	(1)	326
Cash, Cash Equivalents, and Restricted Deposits, end of period	$9	$23	$—	$319	$(4)	$347

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

Sale of Trans Mountain Pipeline System and Its Expansion Project

On August 31, 2018, KML completed the sale of the TMPL, the TMEP, Puget Sound pipeline system and Kinder Morgan Canada Inc., the Canadian employer of our staff that operate the business, which were indirectly acquired by the Government of Canada through Trans Mountain Corporation (a subsidiary of the Canada Development Investment Corporation) for net cash consideration of C$4.4 billion (U.S.$3.4 billion), net of working capital adjustments (TMPL Sale). During the first quarter of 2019, KML settled the remaining C$37 million (U.S.$28 million) of working capital adjustments, which amount is included in the accompanying consolidated statement of cash flows within “Sales of assets and equity investments, net of working capital settlements” for the six months ended June 30, 2019 and for which we had substantially accrued for as of December 31, 2018.

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

For segment reporting purposes, effective January 1, 2019, certain assets were transferred among our business segments. As a result, individual segment results for the three and six months ended June 30, 2018 have been reclassified to conform to the current presentation in the following Management Discussion and Analysis tables. The reclassified amounts were not material.

Consolidated Earnings Results

	Three Months Ended June 30,
	2019	2018	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,088	$310	$778	251%
Products Pipelines	307	321	(14)	(4)%
Terminals	290	275	15	5%
CO2	196	157	39	25%
Kinder Morgan Canada(b)	—	46	(46)	(100)%
Total Segment EBDA(c)	1,881	1,109	772	70%
DD&A	(579)	(571)	(8)	(1)%
Amortization of excess cost of equity investments	(19)	(24)	5	21%
General and administrative and corporate charges(d)	(155)	(174)	19	11%
Interest, net(e)	(452)	(516)	64	12%
Income (loss) before income taxes	676	(176)	852	484%
Income tax (expense) benefit(f)	(148)	46	(194)	(422)%
Net income (loss)	528	(130)	658	506%
Net income attributable to noncontrolling interests	(10)	(11)	1	9%
Net income (loss) attributable to Kinder Morgan, Inc.	518	(141)	659	467%
Preferred stock dividends	—	(39)	39	100%
Net Income (Loss) Available to Common Stockholders	$518	$(180)	$698	388%

	Six Months Ended June 30,
	2019	2018	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,291	$1,438	$853	59%
Products Pipelines	583	587	(4)	(1)%
Terminals	589	571	18	3%
CO2	394	356	38	11%
Kinder Morgan Canada(b)	(2)	92	(94)	(102)%
Total Segment EBDA(c)	3,855	3,044	811	27%
DD&A	(1,172)	(1,141)	(31)	(3)%
Amortization of excess cost of equity investments	(40)	(56)	16	29%
General and administrative and corporate charges(d)	(316)	(334)	18	5%
Interest, net(e)	(912)	(983)	71	7%
Income before income taxes	1,415	530	885	167%
Income tax expense(f)	(320)	(118)	(202)	(171)%
Net income	1,095	412	683	166%
Net income attributable to noncontrolling interests	(21)	(29)	8	28%
Net income attributable to Kinder Morgan, Inc.	1,074	383	691	180%
Preferred stock dividends	—	(78)	78	100%
Net Income Available to Common Stockholders	$1,074	$305	$769	252%
_______

(a)
Includes revenues, earnings from equity investments, and other, net, less operating expenses, (gain) loss on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)	As a result of the TMPL Sale on August 31, 2018, this segment does not have results of operations on a prospective basis.
Certain items affecting Total Segment EBDA (see “—Non-GAAP Financial Measures” below)

(c)
Three and six month 2019 amounts include net increases in earnings of $29 million and $21 million, respectively, and three and six month 2018 amounts include net decreases in earnings of $785 million and $801 million, respectively, related to the combined effect of the certain items. The extent to which these items affect each of our business segments is discussed below in the footnotes to the tables within “—Segment Earnings Results.”

(d)
Three and six month 2019 amounts include net increases in expense of $3 million and $6 million, respectively, and three and six month 2018 amounts include net increases in expense of $14 million and $10 million, respectively, related to the combined effect of the certain items disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(e)
Three and six month 2019 amounts include net decreases in expense of $3 million and $1 million, respectively, and the three and six month 2018 amounts include net increases in expense of $39 million and $34 million, respectively, related to the combined effect of the certain items disclosed below in “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests.”

(f)
Three and six month 2019 amounts include net increases in expense of $5 million and $7 million, respectively, and three and six month 2018 amounts include net decreases in expense of $191 million and $194 million, respectively, related to the combined net effect of the certain items representing the income tax provision on certain items plus discrete income tax items.

The certain item totals reflected in footnotes (c) through (e) to the table above accounted for an $867 million increase in income before income taxes for the second quarter of 2019, as compared to the same prior year period (representing the difference between an increase of $29 million and a decrease of $838 million in income before income taxes for the second quarter of 2019 and 2018, respectively) and an $861 million increase in income before income taxes for the six months ended June 30, 2019, as compared to the same prior year period (representing the difference between an increase of $16 million and a decrease of $845 million in income before income taxes for the six months ended June 30, 2019 and 2018, respectively).

After giving effect to these certain items, which are discussed in more detail in the discussion that follows, the remaining decrease in income before income taxes from the prior year quarter was $15 million (2%) and the remaining increase in income before income taxes from the prior year-to-date period was $24 million (2%). The quarter-to-date decrease from 2018 is primarily attributable to lower earnings from our CO2 , Terminals, and Products Pipelines business segments and lower earnings from our Kinder Morgan Canada business segment as a result of the TMPL Sale, partially offset by increased performance from our Natural Gas Pipelines business segment and decreased interest expense, net. The year-to-date increase from 2018 is primarily attributable to increased performance from our Natural Gas Pipelines business segment, decreased interest expense, net and decreased general and administrative expense, partially offset by lower earnings from our CO2, Terminals, and Products Pipelines business segments, lower earnings from our Kinder Morgan Canada business segment as a result of the TMPL Sale and increased DD&A expense.

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

DCF

DCF is calculated by adjusting net income available to common stockholders before certain items for DD&A, total book and cash taxes, sustaining capital expenditures and other items. DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as common stock dividends, stock repurchases, retirement of debt, or expansion capital expenditures. We believe the GAAP measure most directly comparable to DCF is net income available to common stockholders. A reconciliation of net income available to common stockholders to DCF is provided in the table below. DCF per common share is DCF divided by average outstanding common shares, including restricted stock awards that participate in dividends.

Reconciliation of Net Income (Loss) Available to Common Stockholders to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except per share amounts)
Net Income (Loss) Available to Common Stockholders	$518	$(180)	$1,074	$305
Add/(Subtract):
Certain items before book tax(a)	(29)	838	(16)	889
Noncontrolling interest certain items(b)	(1)	(8)	(1)	(8)
Book tax certain items(c)	5	(191)	7	(194)
Impact of 2017 Tax Reform(d)	—	—	—	(44)
Total certain items	(25)	639	(10)	643

Net Income Available to Common Stockholders before certain items	493	459	1,064	948
Add/(Subtract):
DD&A expense(e)	691	684	1,399	1,374
Total book taxes(f)	162	159	357	343
Cash taxes(g)	(51)	(33)	(64)	(46)
Other items(h)	22	11	47	22
Sustaining capital expenditures(i)	(189)	(163)	(304)	(277)
DCF	$1,128	$1,117	$2,499	$2,364

Weighted average common shares outstanding for dividends(j)	2,275	2,214	2,275	2,216
DCF per common share	$0.50	$0.50	$1.10	$1.07
Declared dividends per common share	$0.25	$0.20	$0.50	$0.40
_______

(a)
Consists of certain items summarized in footnotes (c) through (e) to the “—Results of Operations—Consolidated Earnings Results” table included above, and described in more detail below in the footnotes to tables included in “—Segment Earnings Results” and “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

(b)	Represents noncontrolling interests associated with certain items.

(c)	Represents income tax provision on certain items plus discrete income tax items.

(d)	Six month 2018 amount primarily relates to our share of certain equity investees’ 2017 Tax Reform provisional adjustments and 2017 Tax Reform adjustments related to our FERC-regulated business.

(e)
Includes DD&A and amortization of excess cost of equity investments. Three and six month 2019 amounts also include $93 million and $187 million, respectively, and three and six month 2018 amounts also include $89 million and $177 million, respectively, of our share of certain equity investees’ DD&A, net of the noncontrolling interests’ portion of KML DD&A and consolidating joint venture partners’ share of DD&A.

(f)
Excludes book tax certain items. Three and six month 2019 amounts also include $19 million and $44 million, respectively, and three and six month 2018 amounts also include $14 million and $31 million, respectively, of our share of taxable equity investees’ book taxes, net of the noncontrolling interests’ portion of KML book taxes.

(g)
Three and six month 2019 amounts also include $(34) million for both periods and three and six month 2018 amounts also include $(28) million and $(38) million, respectively, of our share of taxable equity investees’ cash taxes.

(h)	Includes non-cash pension expense and non-cash compensation associated with our restricted stock program.

(i)
Three and six month 2019 amounts include $(31) million and $(50) million, respectively, and three and six month 2018 amounts include $(24) million and $(40) million, respectively, of our share of (i) certain equity investees’; (ii) KML’s; and (iii) certain consolidating joint venture subsidiaries’ sustaining capital expenditures.

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

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except operating statistics)
Revenues	$1,968	$2,107	$4,169	$4,233
Operating expenses	(1,030)	(1,245)	(2,197)	(2,446)
Gain (loss) on impairments and divestitures, net	10	(599)	10	(599)
Other income	1	1	2	1
Earnings from equity investments	131	29	290	216
Other, net	8	17	17	33
Segment EBDA	1,088	310	2,291	1,438
Certain items(a)(b)	(17)	688	(19)	634
Segment EBDA before certain items	$1,071	$998	$2,272	$2,072

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(144)	(7)%	$(55)	(1)%
Segment EBDA before certain items	$73	7%	$200	10%

Volumetric data
Transport volumes (BBtu/d)(c)	34,790	31,704	35,413	31,913
Sales volumes (BBtu/d)(c)	2,323	2,445	2,327	2,468
Gathering volumes (BBtu/d)(c)	3,323	2,871	3,312	2,801
NGLs (MBbl/d)(c)	128	121	124	119
_______
Certain items affecting Segment EBDA

(a)
Includes revenue certain item amounts of $(8) million for the three months ended June 30, 2019 and $(3) million and $(9) million for the three and six months ended June 30, 2018, respectively. Certain item amounts are primarily related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas, NGL and crude oil sales in the 2019 and 2018 periods, and additionally in the 2018 periods, to a transportation contract refund and the early termination of a long-term natural gas transportation contract.

(b)
Includes non-revenue certain item amounts of $(9) million and $(19) million for the three and six months ended June 30, 2019, respectively, and $691 million and $643 million for the three and six months ended June 30, 2018, respectively. 2018 certain item amounts primarily related to (i) a $600 million non-cash loss on impairment of certain gathering and processing assets in Oklahoma; (ii) a net loss of $89 million in our equity investment in Gulf LNG Holdings Group, LLC (Gulf LNG), due to a ruling by an arbitration panel affecting a customer contract, which resulted in a non-cash impairment of our investment partially offset by our share of earnings recognized by Gulf LNG on the respective customer contract; and (iii) an increase in earnings of $44 million (six month 2018 period) for our share of certain equity investees’ 2017 Tax Reform provisional adjustments and 2017 Tax Reform adjustments related to our FERC-regulated business.

Other

(c)	Joint venture throughput is reported at our ownership share.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and six month periods ended June 30, 2019 and 2018:

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
West Region	$28	12%	$29	10%
North Region	26	8%	42	11%
Midstream	18	6%	(220)	(17)%
South Region	(1)	(1)%	3	4%
Other	2	200%	2	200%
Total Natural Gas Pipelines	$73	7%	$(144)	(7)%

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
West Region	$64	13%	$61	10%
North Region	83	13%	84	10%
Midstream	52	9%	(205)	(8)%
South Region	(3)	(1)%	7	4%
Other	4	133%	4	133%
Intrasegment eliminations	—	—%	(6)	(43)%
Total Natural Gas Pipelines	$200	10%	$(55)	(1)%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and six month periods ended June 30, 2019 and 2018:

•
West Region’s increases of $28 million (12%) and $64 million (13%), respectively, were primarily due to increases in earnings from EPNG and CIG. The increase on EPNG was the result of capacity sales and usage due to increased activity in the Permian Basin as well as an increase in utilization of storage facilities, partially offset by the negative impact of EPNG’s 501-G rate settlement. Increased earnings on CIG were due to capacity sales and usage resulting from increased activity in the Denver Julesburg basin;

•
North Region’s increases of $26 million (8%) and $83 million (13%), respectively, were the result of an increase in earnings from TGP and Kinder Morgan Louisiana Pipeline LLC (KMLP). The increase on TGP was driven by expansion projects placed into service in 2018 and higher capacity sales in 2019, slightly offset by lower usage revenues and higher operations and maintenance expense. Increased earnings at KMLP were driven by revenues from the Sabine Pass expansion project that was placed into service in December 2018; and

•
Midstream’s increases of $18 million (6%) and $52 million (9%), respectively, were primarily due to increased earnings from KinderHawk Field Services LLC, South Texas Midstream, Cochin pipeline and Texas intrastate natural gas pipeline operations partially offset by decreased earnings from Hiland Midstream. KinderHawk Field Services LLC and South Texas Midstream benefited from increased drilling and production in the Haynesville and Eagle Ford basins, respectively. Cochin pipeline’s increased earnings was primarily driven by higher volumes and higher tariff rates. Texas intrastate natural gas operations were favorably impacted by higher sales margins partially offset by lower storage margins. Hiland Midstream’s decreased earnings was primarily due to lower commodity prices and higher operations and maintenance expense. Overall Midstream’s revenues decreased primarily due to lower commodity prices which was largely offset by corresponding decreases in costs of sales.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except operating statistics)
Revenues	$442	$503	$866	$945
Operating expenses	(157)	(199)	(323)	(392)
Other income	—	2	—	2
Earnings from equity investments	17	16	35	32
Other, net	5	(1)	5	—
Segment EBDA	307	321	583	587
Certain items(a)	—	(1)	17	30
Segment EBDA before certain items	$307	$320	$600	$617

Change from prior period	Increase/(Decrease)
Revenues	$(61)	(12)%	$(79)	(8)%
Segment EBDA before certain items	$(13)	(4)%	$(17)	(3)%

Volumetric data
Gasoline(b)	1,090	1,083	1,035	1,031
Diesel fuel	379	384	358	363
Jet fuel	303	305	298	297
Total refined product volumes(c)	1,772	1,772	1,691	1,691
Crude and condensate(c)	651	639	647	616
Total delivery volumes (MBbl/d)	2,423	2,411	2,338	2,307
_______
Certain items affecting Segment EBDA

(a)
Includes non-revenue certain item amounts of $17 million for the six months ended June 30, 2019 and $(1) million and $30 million for the three and six months ended June 30, 2018, respectively, primarily related to an adjustment of tax reserves, other than income taxes (six month 2019 period) and a Pacific operations litigation matter (six month 2018 period).

Other

(b)	Volumes include ethanol pipeline volumes.

(c)	Joint venture throughput is reported at our ownership share.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and six month periods ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Crude & Condensate	$(10)	(8)%	$(44)	(20)%
West Coast Refined Products	(7)	(5)%	1	1%
Southeast Refined Products	4	6%	(18)	(17)%
Total Products Pipelines	$(13)	(4)%	$(61)	(12)%

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Crude & Condensate	$(18)	(7)%	$(67)	(17)%
West Coast Refined Products	(7)	(3)%	7	2%
Southeast Refined Products	8	6%	(19)	(9)%
Total Products Pipelines	$(17)	(3)%	$(79)	(8)%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and six month periods ended June 30, 2019 and 2018:

•
Crude & Condensate’s decreases of $10 million (8%) and $18 million (7%), respectively, were primarily due to a decrease of earnings from Kinder Morgan Crude & Condensate Pipeline driven by lower services revenues as a result of unfavorable rates on contract renewals and a decrease in recognition of deficiency revenue, and to a lesser extent contributions from Kinder Morgan Condensate Processing Facility and Double Eagle Pipeline;

•	West Coast Refined Products’ decreases of $7 million (5%) and $7 million (3%), respectively, were primarily due to an increase in environmental reserves on Pacific operations; and

•
Southeast Refined Products’ increases of $4 million (6%) and $8 million (6%), respectively, were primarily due to increased earnings from South East Terminals driven primarily by a gain recognized from an exchange of joint venture interests, and to a lesser extent, contributions from Central Florida Pipeline. The year-to-date increase was also impacted by increased equity earnings from Plantation Pipe Line as a result of increased transportation revenues driven by higher volumes and average tariff rate. Overall Southeast Refined Products’ revenues decreased primarily due to lower sales volumes as a result of a Transmix facility temporary shutdown in second quarter 2019 which was largely offset by corresponding decreases in costs of sales.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except operating statistics)
Revenues	$507	$515	$1,016	$1,010
Operating expenses	(221)	(191)	(437)	(398)
Loss on impairments and divestitures, net	—	(54)	—	(54)
Earnings from equity investments	4	5	9	12
Other, net	—	—	1	1
Segment EBDA	290	275	589	571
Certain items(a)(b)	—	34	—	35
Segment EBDA before certain items	$290	$309	$589	$606

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(7)	(1)%	$8	1%
Segment EBDA before certain items	$(19)	(6)%	$(17)	(3)%

Volumetric data
Liquids tankage capacity available for service (MMBbl)	88.9	87.7	88.9	87.7
Liquids utilization %(c)	93.3%	93.0%	93.3%	93.0%
Bulk transload tonnage (MMtons)	15.1	16.9	29.8	31.3
_______
Certain items affecting Segment EBDA

(a)	Includes revenue certain item amounts of $(1) million and $(2) million for the three and six months ended June 30, 2018, respectively.

(b)
Includes non-revenue certain item amounts of $35 million and $37 million for the three and six months ended June 30, 2018, respectively, primarily related to losses on impairments and divestitures, net and hurricane damage insurance recoveries, net of repair costs.

Other

(c)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and six month periods ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(6)	(16)%	$3	7%
Marine Operations	(6)	(12)%	(3)	(3)%
Gulf Central	(4)	(24)%	(5)	(19)%
Midwest	(4)	(17)%	(3)	(7)%
Gulf Liquids	4	5%	4	4%
All others (including intrasegment eliminations)	(3)	(3)%	(3)	(1)%
Total Terminals	$(19)	(6)%	$(7)	(1)%

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(11)	(14)%	$9	10%
Marine Operations	(3)	(3)%	—	—%
Gulf Central	(7)	(21)%	(7)	(13)%
Midwest	(2)	(5)%	1	1%
Gulf Liquids	10	7%	11	5%
All others (including intrasegment eliminations)	(4)	(2)%	(6)	(1)%
Total Terminals	$(17)	(3)%	$8	1%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and six month periods ended June 30, 2019 and 2018:

•
decreases of $6 million (16%) and $11 million (14%), respectively, from our Alberta Canada terminals primarily due to an increase in operating expenses associated with lease fees at our Edmonton South Terminal following the TMPL Sale partially offset by an increase in earnings due to the commencement of operations at our Base Line Terminal joint venture;

•
decreases of $6 million (12%) and $3 million (3%), respectively, from our Marine Operations primarily due to scheduled dry dock days and unscheduled off-hire time for and repairs to certain of our Jones Act tankers due to historically high water levels on the Mississippi River, partially offset by higher charter rates;

•
decreases of $4 million (24%) and $7 million (21%), respectively, from our Gulf Central terminals primarily related to the termination of a customer contract in August 2018 and an unfavorable impact resulting from certain tanks being temporarily out of service for scheduled inspections and repairs;

•
decreases of $4 million (17%) and $2 million (5%), respectively, from our Midwest terminals primarily related to the historically high water levels on the Mississippi River which resulted in reduced volumes from service disruptions in the second quarter of 2019; and

•
increases of $4 million (5%) and $10 million (7%), respectively, from our Gulf Liquids terminals primarily driven by higher volumes and associated ancillary fees as well as annual rate escalations on existing storage contracts. The year-to-date increase was also impacted by a customer rebate adversely impacting revenue recognized in the prior comparable period.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In millions, except operating statistics)
Revenues	$310	$250	$615	$554
Operating expenses	(123)	(101)	(240)	(216)
Earnings from equity investments	9	8	19	18
Segment EBDA	196	157	394	356
Certain items(a)(b)	(12)	64	(21)	102
Segment EBDA before certain items	$184	$221	$373	$458

Change from prior period	Increase/(Decrease)
Revenues before certain items	$(37)	(11)%	$(83)	(12)%
Segment EBDA before certain items	$(37)	(17)%	$(85)	(19)%

Volumetric data
SACROC oil production	24.4	24.3	24.4	24.4
Yates oil production	7.3	7.4	7.3	7.6
Katz and Goldsmith oil production	3.8	4.7	4.0	5.0
Tall Cotton oil production	2.4	2.2	2.5	2.1
Total oil production, net (MBbl/d)(c)	37.9	38.6	38.2	39.1
NGL sales volumes, net (MBbl/d)(c)	10.4	10.1	10.2	10.1
CO2 production, net (Bcf/d)	0.6	0.6	0.6	0.6
Realized weighted-average oil price per Bbl(d)	$49.95	$58.08	$49.31	$58.90
Realized weighted-average NGL price per Bbl(e)	$23.58	$32.88	$24.75	$31.64
_______
Certain items affecting Segment EBDA

(a)
Includes revenue certain item amounts of $(12) million and $(21) million for the three and six months ended June 30, 2019, respectively, and $85 million and $123 million for the three and six months ended June 30, 2018, respectively. Certain item amounts are primarily related to unrealized gains and losses associated with derivative contracts used to hedge forecasted commodity sales.

(b)	Includes non-revenue certain item amounts of $(21) million for both the three and six months ended June 30, 2018 as a result of a severance tax refund.
Other

(c)	Net after royalties and outside working interests.

(d)	Includes all crude oil production properties.

(e)	Includes all NGL sales.

Below are the changes in both Segment EBDA before certain items and revenues before certain items, in the comparable three and six month periods ended June 30, 2019 and 2018.

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$(40)	(27)%	$(44)	(18)%
Source and Transportation Activities	3	4%	6	6%
Intrasegment eliminations	—	—%	1	14%
Total CO2	$(37)	(17)%	$(37)	(11)%

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

	Segment EBDA before certain items increase/(decrease)		Revenues before certain items increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing Activities	$(91)	(29)%	$(95)	(19)%
Source and Transportation Activities	6	4%	9	5%
Intrasegment eliminations	—	—%	3	19%
Total CO2	$(85)	(19)%	$(83)	(12)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Segment EBDA before certain items in the comparable three and six month periods ended June 30, 2019 and 2018:

•
decreases of $40 million (27%) and $91 million (29%), respectively, from our Oil and Gas Producing activities primarily due to decreased revenues of $44 million and $95 million, respectively, driven by lower realized crude oil and NGL prices which reduced revenues by $41 million and $85 million, respectively, and lower volumes which reduced revenues by $3 million and $10 million, respectively and higher severance tax expense for both periods of $1 million partially offset by lower operating expenses of $5 million for both periods; and

•
increases of $3 million (4%) and $6 million (4%), respectively, from our Source and Transportation activities primarily due to higher CO2 sales of $5 million and $8 million, respectively, driven by higher volumes of $8 million and $11 million, respectively, partially offset by lower contract sales prices of $3 million for both periods and $1 million increased earnings from an equity investee for both periods partially offset by higher operating expenses and Ad Valorem tax expense of $3 million for both periods.

General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended June 30,
	2019	2018	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$155	$174	$(19)	(11)%
Certain items(a)	(3)	(14)	11	79%
General and administrative and corporate charges before certain items(a)	$152	$160	$(8)	(5)%

Interest, net(b)	$452	$516	$(64)	(12)%
Certain items(b)	3	(39)	42	108%
Interest, net, before certain items(b)	$455	$477	$(22)	(5)%

Net income attributable to noncontrolling interests	$10	$11	$(1)	(9)%
Noncontrolling interests associated with certain items	1	8	(7)	(88)%
Net income attributable to noncontrolling interests before certain items	$11	$19	$(8)	(42)%

	Six Months Ended June 30,
	2019	2018	Increase/(decrease)
	(In millions, except percentages)
General and administrative and corporate charges(a)	$316	$334	$(18)	(5)%
Certain items(a)	(6)	(10)	4	40%
General and administrative and corporate charges before certain items(a)	$310	$324	$(14)	(4)%

Interest, net(b)	$912	$983	$(71)	(7)%
Certain items(b)	1	(34)	35	103%
Interest, net, before certain items(b)	$913	$949	$(36)	(4)%

Net income attributable to noncontrolling interests	$21	$29	$(8)	(28)%
Noncontrolling interests associated with certain items	1	8	(7)	(88)%
Net income attributable to noncontrolling interests before certain items	$22	$37	$(15)	(41)%

Certain items

(a)
Three and six month 2018 amounts include increases in expense of (i) $10 million for both periods associated with an environmental reserve adjustment; (ii) $1 million and $7 million, respectively, related to certain corporate litigation matters; and (iii) $2 million for both periods of asset sale related costs. Six month 2018 amount also includes a decrease in expense of $12 million related to an adjustment of tax reserves, other than income taxes.

(b)
Three and six month 2019 amounts include (i) decreases in interest expense of $7 million and $15 million, respectively, related to non-cash debt fair value adjustments associated with historical acquisitions; and (ii) increases in expense of $3 million and $13 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and hedged debt. Three and six month 2018 amounts include (i) decreases in interest expense of $8 million and $18 million, respectively, related to non-cash debt fair value adjustments associated with historical acquisitions; (ii) increases in expense of $3 million and $8 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and hedged debt; and (iii) increases in interest expense of $46 million for both periods related to the write-off of capitalized KML credit facility fees.

The decreases in general and administrative expenses and corporate charges before certain items of $8 million and $14 million for the three and six months ended June 30, 2019, respectively, when compared with the respective prior year periods were primarily due to higher capitalized costs of $13 million and $31 million, respectively, driven by our large Permian basin pipeline projects and lower expenses of $7 million and $14 million, respectively, due to the sale of TMPL, partially offset by higher pension and benefit-related costs of $15 million and $32 million, respectively.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense net of interest income before certain items for the three and six months ended June 30, 2019 when compared with the respective prior year periods decreased $22 million and $36 million, respectively. The decreases in interest expense were primarily due to lower average debt balances, partially offset by higher LIBOR rates which impacted our interest rate swap agreements. The year-to-date decrease in interest expense was also impacted by lower weighted average long-term debt interest rates.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2019 and December 31, 2018, approximately 30% and 31%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. Net income attributable to noncontrolling interests before certain items for the three and six months ended June 30, 2019 when compared with the respective prior year periods decreased $8 million and $15 million, respectively, primarily due to the TMPL Sale.

Income Taxes

Our tax expense (benefit) for the three months ended June 30, 2019 was approximately $148 million as compared with $(46) million for the same period of 2018. The $194 million increase in tax expense was primarily due to an increase in pre-tax earnings.

Our tax expense for the six months ended June 30, 2019 was approximately $320 million as compared with $118 million for the same period of 2018. The $202 million increase in tax expense was primarily due to an increase in pre-tax earnings.

Liquidity and Capital Resources

General

As of June 30, 2019, we had $213 million of “Cash and cash equivalents,” a decrease of $3,067 million (94%) from December 31, 2018. The 2018 TMPL Sale mentioned above in “—General and Basis of Presentation—Sale of Trans Mountain Pipeline System and Its Expansion Project” was the primary source of cash on hand as of December 31, 2018. We believe our cash position, remaining borrowing capacity on our credit facility (discussed below in “—Short-term Liquidity”), and cash flows from operating activities are adequate to allow us to manage our day-to-day cash requirements and anticipated obligations as discussed further below.

We have consistently generated substantial cash flow from operations, providing a source of funds of $2,098 million and $2,468 million in the first six months of 2019 and 2018, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” Generally, we primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We also generally expect that our short-term liquidity needs will be met primarily through retained cash from operations, short-term borrowings or by issuing new long-term debt to refinance certain of our maturing long-term debt obligations. Moreover, as a result of our current common stock dividend policy and our continued focus on disciplined capital allocation, we do not expect the need to access the equity capital markets to fund our growth projects for the foreseeable future.

Short-term Liquidity

As of June 30, 2019, our principal sources of short-term liquidity are (i) cash from operations; (ii) our $4.5 billion revolving credit facilities and associated $4.0 billion commercial paper program; and (iii) KML’s 4-year, C$500 million unsecured revolving credit facility (for KML’s working capital needs). The loan commitments under our revolving credit facilities can be used for working capital and other general corporate purposes and, additionally for us, as a backup to our commercial paper program. Letters of credit reduce borrowings allowed under our and KML’s respective credit facilities. Issuances of commercial paper also reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of June 30, 2019, our $3,054 million of short-term debt consisted primarily of (i) $2,735 million of senior notes that mature in the next twelve months; (ii) $136 million outstanding under our $4.0 billion commercial paper program; and (iii) $27 million outstanding borrowings under KML’s C$500 million revolving credit facility. As it becomes due, we intend to fund our short-term debt primarily through credit facility borrowings, commercial paper borrowings, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2018 was $3,388 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,359 million and $1,835 million as of June 30, 2019 and December 31, 2018, respectively.  Our current liabilities may include short-term borrowings, which we may periodically replace with long-term financing and/or pay down using cash from operations. The overall $1,524 million (83%) unfavorable change from year-end 2018 was primarily due to a decrease in cash and cash equivalents of $3,067 million partially offset by a decrease in short-term debt and distributions payable of $1,210 million and a net decrease in accrued interest and accrued taxes. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the six months ended June 30, 2019, and the amount we expect to spend for the remainder of 2019 to sustain and grow our businesses are as follows:

	Six Months Ended June 30, 2019	2019 Remaining	Total 2019
	(In millions)
Sustaining capital expenditures(a)(b)	$304	$403	$707
KMI Discretionary capital investments(b)(c)(d)	$1,380	$1,453	$2,833
KML Discretionary capital investments(b)	$8	$19	$27
_______

(a)
Six months ended June 30, 2019, 2019 Remaining, and Total 2019 amounts include $50 million, $75 million, and $125 million, respectively, for our proportionate share of (i) certain equity investees’; (ii) KML’s; and (iii) certain consolidating joint venture subsidiaries’ sustaining capital expenditures.

(b)	Six months ended June 30, 2019 amounts exclude $184 million of net changes from accrued capital expenditures, contractor retainage, and other.

(c)	Six months ended June 30, 2019 amount includes $648 million of our contributions to certain unconsolidated joint ventures for capital investments.

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

Commitments for the purchase of property, plant and equipment as of June 30, 2019 and December 31, 2018 were $452 million and $304 million, respectively. The increase of $148 million was primarily driven by capital commitments related to our Natural Gas Pipelines business segment.

Cash Flows

Operating Activities

The net decrease of $370 million in cash provided by operating activities for the six months ended June 30, 2019 compared to the respective 2018 period was primarily attributable to:

•	$370 million of income tax payments made in the 2019 period primarily for foreign income tax associated with the TMPL Sale.

Investing Activities

The $363 million net increase in cash used in investing activities for the six months ended June 30, 2019 compared to the respective 2018 period was primarily attributable to:

•
a $701 million increase in cash used for contributions to equity investments driven by higher contributions we made to Gulf Coast Express Pipeline LLC, Permian Highway Pipeline LLC, Citrus Corporation and Fayetteville Express Pipeline LLC in the 2019 period compared with the 2018 period; partially offset by,

•
a $295 million decrease in capital expenditures in the 2019 period over the comparative 2018 period primarily due to no expenditures in 2019 for our Kinder Morgan Canada business segment due to the TMPL Sale and lower expenditures in our Terminals and CO2 business segments.

Financing Activities

The net increase of $2,403 million in cash used in financing activities for the six months ended June 30, 2019 compared to the respective 2018 period was primarily attributable to:

•
a $1,545 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2019 period compared to the 2018 period. See Note 3 “Debt” for further information regarding our debt activity;

•	an $879 million distribution of the TMPL Sale proceeds to the KML restricted shareholders in the 2019 period; and

•	a $305 million increase in dividend payments to our common shareholders; partially offset by,

•	a $248 million decrease in cash used due to less common shares repurchased under our common share buy-back program in the 2019 period compared to the 2018 period; and

•
a $78 million decrease in cash used reflecting dividends paid to our mandatory convertible preferred shareholders in the 2018 period. All mandatory convertible preferred shares were converted into common shares in the fourth quarter of 2018.

Dividends

KMI Common Stock Dividends

We expect to declare common stock dividends of $1.00 per share on our common stock for 2019.

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2018	$0.20	January 16, 2019	January 31, 2019	February 15, 2019
March 31, 2019	0.25	April 17, 2019	April 30, 2019	May 15, 2019
June 30, 2019	0.25	July 17, 2019	July 31, 2019	August 15, 2019

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

On July 16, 2019, KML’s board of directors declared a dividend for the quarterly period ended June 30, 2019 of C$0.1625 per restricted voting share, payable on August 15, 2019 to KML restricted voting shareholders of record as of the close of business on July 31, 2019.

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

LIBOR is used as a reference rate for certain of our financial instruments, such as our revolving credit facilities and the interest rate swap agreements that we use to hedge our interest rate exposure.  LIBOR is set to be phased out at the end of 2021. We are currently reviewing how the LIBOR phase-out will affect the Company, but we do not expect the impact to be material.

Item 4.  Controls and Procedures.

As of June 30, 2019, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended June 30, 2019.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit Number Description

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2019.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (ii) our Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iii) our Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; (v) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 19, 2019	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)