Form 10-Q
period 2020-03-31
KINDER MORGAN, INC.
filed 2020-04-29
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 27, 2020, the registrant had 2,261,487,090 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES GLOSSARY Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
ELC	=	Elba Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SFPP	=	SFPP, L.P.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	SNG	=	Southern Natural Gas Company, L.L.C.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
			TMEP	=	Trans Mountain Expansion Project
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries	TMPL	=	Trans Mountain Pipeline System
			Trans Mountain	=	Trans Mountain Pipeline ULC
KMLT	=	Kinder Morgan Liquid Terminals, LLC

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	EPA	=	U.S. Environmental Protection Agency
BBtu	=	billion British Thermal Units	FASB	=	Financial Accounting Standards Board
Bcf	=	billion cubic feet	FERC	=	Federal Energy Regulatory Commission
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	GAAP	=	U.S. Generally Accepted Accounting Principles
			LLC	=	limited liability company
CO2	=	carbon dioxide or our CO2 business segment	LIBOR	=	London Interbank Offered Rate
COVID-19	=	Coronavirus Disease 2019, a widespread contagious disease, or the related pandemic declared and resulting worldwide economic downturn	MBbl	=	thousand barrels
			MMBbl	=	million barrels
DCF	=	distributable cash flow	MMtons	=	million tons
DD&A	=	depreciation, depletion and amortization	NGL	=	natural gas liquids
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	NYMEX	=	New York Mercantile Exchange
			OTC	=	over-the-counter
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	ROU	=	Right-of-Use
			U.S.	=	United States of America
			WTI	=	West Texas Intermediate

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

Forward-looking statements in this report include statements, express or implied, concerning, without limitation: the long-term demand for our assets and services, the future impact on our business of the global economic consequences of the COVID-19 pandemic, our expected 2020 outlook including, our expected DCF, Adjusted EBITDA, expected Net Debt-to-Adjusted EBITDA ratio and the sensitivity to changes in commodity volume and price assumptions.

The impacts of COVID-19 and decreases in commodity prices resulting from oversupply and demand weakness are discussed in further detail in Part I, Item 1. “Financial Statements (Unaudited)—Note 1 General—COVID-19;” Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition of Operations—General and Basis of Presentation—COVID-19” and “—2020 Outlook;” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk;” and Part II, Item 1A. “Risk Factors.” In addition to the preceding factors, “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) contain a more detailed description of other factors that may affect the forward-looking statements and should be referenced, except to the extent such other factors are modified or superseded by the descriptions in this report.

You should keep these risk factors in mind when considering forward-looking statements. These risk factors could cause our actual results to differ materially from those contained in any forward-looking statement. Because of these risks and uncertainties, you should not place undue reliance on any forward-looking statement. We disclaim any obligation, other than as required by applicable law, to publicly update or revise any of our forward-looking statements to reflect future events or developments.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Millions, Except Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Services	$1,992	$2,037
Commodity sales	1,067	1,349
Other	47	43
Total Revenues	3,106	3,429
Operating Costs, Expenses and Other
Costs of sales	663	948
Operations and maintenance	620	598
Depreciation, depletion and amortization	565	593
General and administrative	153	154
Taxes, other than income taxes	92	118
Loss on impairments and divestitures, net (Note 2)	971	—
Other income, net	(1)	—
Total Operating Costs, Expenses and Other	3,063	2,411
Operating Income	43	1,018
Other Income (Expense)
Earnings from equity investments	192	192
Amortization of excess cost of equity investments	(32)	(21)
Interest, net	(436)	(460)
Other, net	2	10
Total Other Expense	(274)	(279)
(Loss) Income Before Income Taxes	(231)	739
Income Tax Expense	(60)	(172)
Net (Loss) Income	(291)	567
Net Income Attributable to Noncontrolling Interests	(15)	(11)
Net (Loss) Income Attributable to Kinder Morgan, Inc.	$(306)	$556

Class P Shares
Basic and Diluted (Loss) Earnings Per Common Share	$(0.14)	$0.24
Basic and Diluted Weighted Average Common Shares Outstanding	2,264	2,262

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Millions, Unaudited)

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(291)	$567
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(67) and $64, respectively)	222	(215)
Reclassification of change in fair value of derivatives to net income (net of tax expense of $11 and $4, respectively)	37	13
Foreign currency translation adjustments (net of tax expense of $- and $5, respectively)	1	10
Benefit plan adjustments (net of tax expense of $3 and $2, respectively)	11	8
Total other comprehensive income (loss)	271	(184)
Comprehensive (loss) income	(20)	383
Comprehensive income attributable to noncontrolling interests	(15)	(5)
Comprehensive (loss) income attributable to Kinder Morgan, Inc.	$(35)	$378

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Millions, Except Share and Per Share Amounts, Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$360	$185
Restricted deposits	582	24
Marketable securities at fair value	—	925
Accounts receivable	1,186	1,379
Fair value of derivative contracts	448	84
Inventories	307	371
Other current assets	213	270
Total current assets	3,096	3,238
Property, plant and equipment, net	36,041	36,419
Investments	7,886	7,759
Goodwill	20,851	21,451
Other intangibles, net	2,616	2,676
Deferred income taxes	845	857
Deferred charges and other assets	2,195	1,757
Total Assets	$73,530	$74,157
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,540	$2,477
Accounts payable	752	914
Accrued interest	337	548
Accrued taxes	295	364
Other current liabilities	684	797
Total current liabilities	5,608	5,100
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,955	30,883
Debt fair value adjustments	1,450	1,032
Total long-term debt	31,405	31,915
Other long-term liabilities and deferred credits	2,260	2,253
Total long-term liabilities and deferred credits	33,665	34,168
Total Liabilities	39,273	39,268
Commitments and contingencies (Notes 3 and 9)
Redeemable Noncontrolling Interest	793	803
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,261,425,938 and 2,264,936,054 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,713	41,745
Accumulated deficit	(8,568)	(7,693)
Accumulated other comprehensive loss	(62)	(333)
Total Kinder Morgan, Inc.’s stockholders’ equity	33,106	33,742
Noncontrolling interests	358	344
Total Stockholders’ Equity	33,464	34,086
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$73,530	$74,157

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Millions, Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(291)	$567
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	565	593
Deferred income taxes	(69)	(31)
Amortization of excess cost of equity investments	32	21
Change in fair market value of derivative contracts	(36)	10
Loss on impairments and divestitures, net (Note 2)	971	—
Earnings from equity investments	(192)	(192)
Distributions from equity investment earnings	152	124
Changes in components of working capital
Accounts receivable	222	193
Inventories	59	(52)
Other current assets	50	128
Accounts payable	(200)	(189)
Accrued interest, net of interest rate swaps	(202)	(236)
Accrued taxes	(59)	(202)
Other current liabilities	(126)	(149)
Other, net	17	50
Net Cash Provided by Operating Activities	893	635
Cash Flows From Investing Activities
Capital expenditures	(440)	(554)
Proceeds from sales of assets and investments, net of working capital adjustments	907	(16)
Contributions to investments	(151)	(331)
Distributions from equity investments in excess of cumulative earnings	41	81
Other, net	(22)	6
Net Cash Provided by (Used in) Investing Activities	335	(814)
Cash Flows From Financing Activities
Issuances of debt	2,125	1,399
Payments of debt	(1,969)	(2,990)
Debt issue costs	(7)	(2)
Common stock dividends	(569)	(455)
Repurchases of common shares	(50)	(2)
Contributions from investment partner and noncontrolling interests	5	38
Distributions to investment partner	(18)	—
Distribution to noncontrolling interests - KML distribution of the TMPL sale proceeds	—	(879)
Distributions to noncontrolling interests - other	(3)	(14)
Other, net	(1)	(3)
Net Cash Used in Financing Activities	(487)	(2,908)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(8)	26
Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	733	(3,061)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331
Cash, Cash Equivalents, and Restricted Deposits, end of period	$942	$270

KINDER MORGAN, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In Millions, Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and Cash Equivalents, beginning of period	$185	$3,280
Restricted Deposits, beginning of period	24	51
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331
Cash and Cash Equivalents, end of period	360	221
Restricted Deposits, end of period	582	49
Cash, Cash Equivalents, and Restricted Deposits, end of period	942	270
Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	$733	$(3,061)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$14	$701
Increase in property, plant and equipment from both accruals and contractor retainage	41
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	661	690
Cash paid during the period for income taxes, net	134	345

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Millions, Unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2019	2,265	$23	$41,745	$(7,693)	$(333)	$33,742	$344	$34,086
Repurchases of common shares	(4)		(50)			(50)		(50)
Restricted shares			18			18		18
Net (loss) income				(306)		(306)	15	(291)
Distributions						—	(3)	(3)
Contributions						—	2	2
Common stock dividends				(569)		(569)		(569)
Other comprehensive income					271	271		271
Balance at March 31, 2020	2,261	$23	$41,713	$(8,568)	$(62)	$33,106	$358	$33,464

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2018	2,262	$23	$41,701	$(7,716)	$(330)	$33,678	$853	$34,531
Impact of adoption of ASU 2017-12				(4)		(4)		(4)
Balance at January 1, 2019	2,262	23	41,701	(7,720)	(330)	33,674	853	34,527
Repurchases of common shares			(2)			(2)		(2)
Restricted shares			17			17		17
Net income				556		556	11	567
Distributions						—	(14)	(14)
Common stock dividends				(455)		(455)		(455)
Other comprehensive loss					(178)	(178)	(6)	(184)
Balance at March 31, 2019	2,262	$23	$41,716	$(7,619)	$(508)	$33,612	$844	$34,456

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines and 147 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, chemicals, metals and petroleum coke.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2019 Form 10-K.

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from Organization of Petroleum Exporting Countries (OPEC) members and other international suppliers have caused significant disruptions and volatility in the global marketplace during the first quarter of 2020. In the first quarter of 2020, we were negatively affected by these events, which, among many other inputs, resulted in $950 million of losses from impairments in our CO2 business segment. These non-cash impairments are further discussed in Note 2.

There remains a continuing significant uncertainty regarding the length and impact of COVID-19 and decreased commodity prices on the energy industry and potential future impacts to our business.

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P shares and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be restricted stock or restricted stock units issued to employees and non-employee directors and which include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders of Class P shares and participating securities (in millions):

	Three Months Ended March 31,
	2020	2019
Net (Loss) Income Available to Common Stockholders	$(306)	$556
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(3)	(3)
Net (Loss) Income Allocated to Class P Stockholders	$(309)	$553

Basic Weighted Average Common Shares Outstanding	2,264	2,262
Basic (Loss) Earnings Per Common Share	$(0.14)	$0.24

________

(a)	As of March 31, 2020, there were approximately 12 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share (in millions on a weighted-average basis):

	Three Months Ended March 31,
	2020	2019
Unvested restricted stock awards	12	13
Convertible trust preferred securities	3	3

2. Impairments

During the first quarter of 2020, the decrease in the worldwide demand for crude oil primarily due to COVID-19 and sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from OPEC members and other international suppliers resulted in decreases in current and expected long-term crude oil and NGL sale prices, along with reductions to the market capitalization of peer companies in the energy industry. We determined that these conditions represented a triggering event that required us to perform impairment testing of certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment and conducted interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units as of March 31, 2020.

Long-lived Assets

For our CO2 assets, the long lived asset impairment test involved a Step 1 assessment as to whether each asset’s net book value is expected to be recovered from the estimated undiscounted future cash flows.

•
To compute estimated future cash flows for our oil and gas producing properties, we used our reserve engineer’s estimates of proved and risk adjusted probable reserves. These estimates of proved and probable reserves are based upon historical performance along with adjustments for expected crude oil and natural gas field development. In calculating future cash flows, management utilized estimates of commodity prices based on a March 31, 2020 NYMEX forward curve adjusted for the impact of our existing sales contracts to determine the applicable net crude oil and NGL pricing for each property. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

•
To compute estimated future cash flows for our CO2 source and transportation assets, volume forecasts were developed based on projected demand for our CO2 services based upon management’s projections of the availability of CO2 supply and the future demand for CO2 for use in enhanced oil recovery projects. The CO2 pricing assumption was a function of the March 31, 2020 NYMEX forward curve adjusted for the impact of existing sales contracts to determine the applicable net CO2 pricing. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

Certain oil and gas properties failed the first step. For these assets, we used a discounted cash flow analysis to estimate fair value. We applied a 10.5% discount rate, which we believe represents the estimated weighted average cost of capital of a theoretical market participant. Based on step two of our long lived assets impairment test, we recognized $350 million of impairments on those oil and gas producing properties where the total carrying value exceeded its total estimated fair market value as of March 31, 2020.

Goodwill

The following goodwill impairment test for our CO2 and Natural Gas Pipelines Non-Regulated reporting units reflects our adoption of the Accounting Standards Updates (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” on January 1, 2020. This new accounting method simplifies the goodwill impairment test by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation.

For our CO2 and Natural Gas Pipelines Non-Regulated reporting units, we applied an income approach to evaluate the fair value of these reporting units based on the present value of cash flows these reporting units are expected to generate in the future. Due to the uncertainty and volatility in market conditions within our peer group as of the test date, we did not incorporate the market approach to estimate fair value as of March 31, 2020.

•
In determining the fair value for our CO2 reporting unit, we applied a 9.25% discount rate to the undiscounted cash flow amounts computed in the long-lived asset impairment analyses described above. The discount rate we used represents our estimate of the weighted average cost of capital of a theoretical market participant. The result of our goodwill analysis was a partial impairment of goodwill in our CO2 reporting unit of approximately $600 million as of March 31, 2020.

•
For our Natural Gas Pipelines Non-Regulated reporting unit, the income approach we used to determine fair value included an analysis of estimated discounted cash flows based on 6 years of projections and application of a year 6 exit multiple based on management’s expectations of a discount rate and exit multiple that would be applied by a theoretical market participant and for market transactions of comparable assets. The discounted cash flows included various assumptions on volumes and prices for each underlying asset within the reporting unit including, as applicable, current commodity prices. The results of our impairment analysis for our Natural Gas Pipelines Non-Regulated reporting unit did not indicate an impairment of goodwill with the reporting unit’s fair value in excess of its carrying value by less than 10% as of March 31, 2020.

We consider the inputs for our long-lived asset and goodwill impairment calculations to be Level 3 inputs in the fair value hierarchy.
We recognized the following non-cash pre-tax losses (gains) on impairments and divestitures on assets (in millions):

	Three Months Ended March 31,
	2020	2019
Products Pipelines
Impairments of long-lived and intangible assets(a)	$21	$—
CO2
Impairments of long-lived assets	350	—
Impairment of goodwill	600	—
Kinder Morgan Canada
Losses on divestiture of long-lived assets	—	2
Other gains on divestitures of long-lived assets	—	(2)
Pre-tax losses on divestitures and impairments, net	$971	$—
_______

(a)	2020 impairment amount is associated with our Belton terminal.

Economic disruptions resulting from events such as COVID-19, conditions in the business environment generally, such as sustained low crude oil demand and continued low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals and other assets, which will have an adverse effect on the demand for services provided by our four business segments. Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us. In addition, the revenues, cash flows, profitability and future growth of some of our businesses depend to a large degree on prevailing crude oil, NGL and natural gas prices. Our CO2 business segment (and the carrying value of our crude oil, NGL and natural gas producing properties) and certain midstream businesses within our Natural Gas Pipelines business segment depend to a large degree, and certain businesses within our Product Pipelines business segment depend to a lesser degree, on prevailing crude oil, NGL and natural gas prices.

As conditions warrant, we routinely evaluate our assets for potential triggering events such as those described above that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, equity investments, goodwill, other intangibles and property plant and equipment, including oil and gas properties and in-process construction. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to judgments related to customer credit worthiness, future volume expectations, current and future commodity prices, discount rates, regulatory environment, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current worldwide economic and commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill which could result in further impairment charges. In addition, we are required to perform our annual goodwill impairment test on May 31st. Because certain of our assets have been written down to fair value, any deterioration in fair value could result in further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to not be recoverable.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances (in millions):

	March 31, 2020	December 31, 2019
Current portion of debt
$4 billion credit facility due November 16, 2023	$—	$—
Commercial paper notes(a)	—	37
Current portion of senior notes
6.85%, due February 2020(b)	—	700
6.50%, due April 2020(c)	535	535
5.30%, due September 2020	600	600
6.50%, due September 2020	349	349
5.00%, due February 2021	750	—
3.50%, due March 2021	750	—
5.80%, due March 2021	400	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Kinder Morgan G.P. Inc, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock, due August 2057(d)	—	100
Current portion of other debt	45	45
Total current portion of debt	3,540	2,477

Long-term debt (excluding current portion)
Senior notes	29,242	30,164
EPC Building, LLC, promissory note, 3.967%, due 2020 through 2035	377	381
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	226	228
Total long-term debt	29,955	30,883
Total debt(e)	$33,495	$33,360
_______

(a)	Weighted average interest rate on borrowings outstanding as of December 31, 2019 was 1.90%.

(b)
On January 9, 2020, we sold the approximate 25 million shares of Pembina Pipeline Corporation (Pembina) common equity that we received as consideration for the sale of KML. We received proceeds of approximately $907 million ($764 million after tax) for the sale of the Pembina shares, which were used to repay debt that matured in February 2020. The fair value of the Pembina common equity of$925 million as of December 31, 2019 was reported as “Marketable securities at fair value” in the accompanying consolidated balance sheet.

(c)
As of March 31, 2020, funds for the repayment of these maturing notes, and associated accrued interest, were held in escrow and included in the accompanying consolidated balance sheet within “Restricted deposits.”

(d)
In December 2019, we notified the holder of our intent to redeem these securities. As our notification was irrevocable, the outstanding balance was classified as current in our accompanying consolidated balance sheet as of December 31, 2019. We redeemed these securities, including accrued dividends, on January 15, 2020.

(e)
Excludes our “Debt fair value adjustments” which, as of March 31, 2020 and December 31, 2019, increased our total debt balances by $1,450 million and $1,032 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

On February 24, 2020, TGP, a wholly owned subsidiary, issued in a private placement $1,000 million aggregate principal amount of its 2.90% senior notes due 2030 and received net proceeds of $994 million. These notes are guaranteed through the cross guarantee agreement discussed above.

Credit Facility

As of March 31, 2020, we had no borrowings outstanding under our $4.0 billion credit facility, no borrowings outstanding under our commercial paper program and $83 million in letters of credit. Our availability under our credit facility as of March 31, 2020 was $3,917 million. As of March 31, 2020, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below (in millions):

	March 31, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total debt	$34,945	$34,198	$34,392	$38,016

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2020 and December 31, 2019.

4. Stockholders’ Equity

Class P Common Stock
On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. During the three months ended March 31, 2020, we repurchased approximately 3.6 million of our Class P shares for approximately $50 million at an average price of approximately $13.94 per share. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

For additional information regarding our Class P common stock, see Note 11 to our consolidated financial statements included in our 2019 Form 10-K.

Common Stock Dividends

Holders of our common stock participate in common stock dividends declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2020	2019
Per common share cash dividend declared for the period	$0.2625	$0.25
Per common share cash dividend paid in the period	0.25	0.20

On April 22, 2020, our board of directors declared a cash dividend of $0.2625 per common share for the quarterly period ended March 31, 2020, which is payable on May 15, 2020 to common shareholders of record as of the close of business on May 4, 2020.

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

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2019	$(7)	$—	$(326)	$(333)
Other comprehensive gain before reclassifications	222	1	11	234
Loss reclassified from accumulated other comprehensive loss	37	—	—	37
Net current-period change in accumulated other comprehensive (loss) income	259	1	11	271
Balance as of March 31, 2020	$252	$1	$(315)	$(62)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
Balance as of December 31, 2018	$164	$(91)	$(403)	$(330)
Other comprehensive (loss) gain before reclassifications	(215)	16	8	(191)
Loss reclassified from accumulated other comprehensive loss	13	—	—	13
Net current-period change in accumulated other comprehensive income (loss)	(202)	16	8	(178)
Balance as of March 31, 2019	$(38)	$(75)	$(395)	$(508)

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

During the three months ended March 31, 2020, we entered into a floating-to-fixed interest rate swap agreement with a notional principal amount of $2,500 million, which was not designated as an accounting hedge. These agreements effectively fixed our LIBOR exposure for a portion of our fixed to floating rate interest rate swaps for 2020. As of March 31, 2020, the maximum length of time over which we have hedged a portion of our exposure to the variability in future interest payments is through December 31, 2020.

Energy Commodity Price Risk Management

As of March 31, 2020, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(18.9)	MMBbl
Crude oil basis	(6.2)	MMBbl
Natural gas fixed price	(35.7)	Bcf
Natural gas basis	(31.3)	Bcf
NGL fixed price	(1.2)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.7)	MMBbl
Crude oil basis	(2.4)	MMBbl
Natural gas fixed price	(17.3)	Bcf
Natural gas basis	23.4	Bcf
NGL fixed price	(1.7)	MMBbl

As of March 31, 2020, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2023.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2020 (in millions):

	Notional amount	Accounting treatment	Maximum term
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$8,025	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	$250	Cash flow hedge	January 2023
Variable-to-fixed interest rate contracts	$2,500	Mark-to-Market	December 2020
_______

(a)
The principal amount of hedged senior notes consisted of $1,300 million included in “Current portion of debt” and $6,725 million included in “Long-term debt” on our accompanying consolidated balance sheet.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2020 (in millions):

	Notional amount	Accounting treatment	Maximum term
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
_______
(a) These swaps eliminate the foreign currency risk associated with all of our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets (in millions):

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	Location	Fair value		Fair value
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$279	$31	$(7)	$(43)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	135	17	—	(8)
Subtotal		414	48	(7)	(51)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	126	45	(2)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	666	313	(9)	(1)
Subtotal		792	358	(11)	(1)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(30)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	11	46	(24)	—
Subtotal		11	46	(54)	(6)
Total		1,217	452	(72)	(58)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	43	8	(2)	(7)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	—	—	—
Subtotal		47	8	(2)	(7)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(4)	—
Subtotal		—	—	(4)	—
Total		47	8	(6)	(7)
Total derivatives		$1,264	$460	$(78)	$(65)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC (in millions). The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
As of March 31, 2020
Energy commodity derivative contracts(a)	$6	$455	$—	$461	$(9)	$(25)	$427
Interest rate contracts	—	792	—	792	(2)	—	790
Foreign currency contracts	—	11	—	11	(11)	—	—
As of December 31, 2019
Energy commodity derivative contracts(a)	$19	$37	$—	$56	$(19)	$(21)	$16
Interest rate contracts	—	358	—	358	—	—	358
Foreign currency contracts	—	46	—	46	(6)	—	40

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
As of March 31, 2020
Energy commodity derivative contracts(a)	$(7)	$(2)	$—	$(9)	$9	$—	$—
Interest rate contracts	—	(15)	—	(15)	2	—	(13)
Foreign currency contracts	—	(54)	—	(54)	11	—	(43)
As of December 31, 2019
Energy commodity derivative contracts(a)	$(3)	$(55)	$—	$(58)	$19	$—	$(39)
Interest rate contracts	—	(1)	—	(1)	—	—	(1)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
_______

(a)	Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps, NGL swaps and crude oil basis swaps.

(b)
Any cash collateral paid or received is reflected in this table, but only to the extent that it represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from this table.

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of operations and comprehensive (loss) income (in millions):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2020	2019

Interest rate contracts	Interest, net	$433	$128

Hedged fixed rate debt(a)	Interest, net	$(440)	$(138)
_______

(a)
As of March 31, 2020, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $799 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended March 31,			Three Months Ended March 31,
	2020	2019		2020	2019
Energy commodity derivative contracts	$379	$(245)	Revenues—Commodity sales	$(8)	$13
Interest rate contracts	(8)	—	Costs of sales	(17)	1
Foreign currency contracts	(82)	(34)	Other, net	(23)	(31)
Total	$289	$(279)	Total	$(48)	$(17)
_______

(a)
We expect to reclassify an approximate $257 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2020 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

(b)	Amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative
	Three Months Ended March 31,
	2020	2019
Foreign currency contracts	$—	$(8)
Total	$—	$(8)

Derivatives not designated as hedging instruments	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2020	2019
Energy commodity derivative contracts	Revenues—Commodity sales	$117	$10
	Costs of sales	4	(2)
Total(a)		$121	$8

_______

(a)
The three months ended March 31, 2020 and 2019 amounts include approximate gains of $74 million and $8 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of March 31, 2020 and December 31, 2019, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2020 and December 31, 2019, we had cash margins of $19 million and $15 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The balance at March 31, 2020 represents the net of our initial margin requirements of $6 million, offset by counterparty variation margin requirements of $25 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of March 31, 2020, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source (in millions):

	Three Months Ended March 31, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$865	$79	$189	$—	$—	$1,133
Fee-based services	193	260	121	13	—	587
Total services	1,058	339	310	13	—	1,720
Commodity sales
Natural gas sales	501	—	—	—	(2)	499
Product sales	136	109	3	232	(13)	467
Total commodity sales	637	109	3	232	(15)	966
Total revenues from contracts with customers	1,695	448	313	245	(15)	2,686
Other revenues(c)	180	47	129	64	—	420
Total revenues	$1,875	$495	$442	$309	$(15)	$3,106

	Three Months Ended March 31, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
Revenues from contracts with customers(a)
Services
Firm services(b)	$930	$80	$250	$—	$(1)	$1,259
Fee-based services	192	235	148	16	(1)	590
Total services	1,122	315	398	16	(2)	1,849
Commodity sales
Natural gas sales	754	—	—	1	(2)	753
Product sales	240	66	2	268	(6)	570
Total commodity sales	994	66	2	269	(8)	1,323
Total revenues from contracts with customers	2,116	381	400	285	(10)	3,172
Other revenues(c)	85	43	109	20	—	257
Total revenues	$2,201	$424	$509	$305	$(10)	$3,429
_______

(a)
Differences between the revenue classifications presented on the consolidated statements of operations and the categories for the disaggregated revenues by type of revenue above are primarily attributable to revenues reflected in the “Other revenues” category above (see note (c) below).

(b)
Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with index-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.

(c)
Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 and primarily include leases of $294 million and $218 million and derivative contracts of $104 million and $23 million for the three months ended March 31, 2020 and 2019, respectively. See Note 5 for additional information related to our derivative contracts.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections.

As of March 31, 2020 and December 31, 2019, our contract asset balances were $32 million and $27 million, respectively. Of the contract asset balance at December 31, 2019, $10 million was transferred to accounts receivable during the three months ended March 31, 2020. As of March 31, 2020 and December 31, 2019, our contract liability balances were $257 million and $232 million, respectively. Of the contract liability balance at December 31, 2019, $32 million was recognized as revenue during the three months ended March 31, 2020.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2020 that we will invoice or transfer from contract liabilities and recognize in future periods (in millions):

Year	Estimated Revenue
Nine months ended December 31, 2020	$3,309
2021	3,845
2022	3,121
2023	2,529
2024	2,206
Thereafter	13,988
Total	$28,998

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

7.  Reportable Segments

Financial information by segment follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,861	$2,192
Intersegment revenues	14	9
Products Pipelines	495	424
Terminals
Revenues from external customers	441	508
Intersegment revenues	1	1
CO2	309	305
Corporate and intersegment eliminations	(15)	(10)
Total consolidated revenues	$3,106	$3,429

	Three Months Ended March 31,
	2020	2019
Segment EBDA(a)
Natural Gas Pipelines	$1,196	$1,203
Products Pipelines	269	276
Terminals	257	299
CO2	(755)	198
Kinder Morgan Canada	—	(2)
Total Segment EBDA	967	1,974
DD&A	(565)	(593)
Amortization of excess cost of equity investments	(32)	(21)
General and administrative and corporate charges	(165)	(161)
Interest, net	(436)	(460)
Income tax expense	(60)	(172)
Total consolidated net (loss) income	$(291)	$567

	March 31, 2020	December 31, 2019
Assets
Natural Gas Pipelines	$49,393	$50,310
Products Pipelines	9,310	9,468
Terminals	8,840	8,890
CO2	2,926	3,523
Corporate assets(b)	3,061	1,966
Total consolidated assets	$73,530	$74,157
_______

(a)	Includes revenues, earnings from equity investments, other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net.

(b)
Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, including income tax related assets, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of operations are as follows (in millions, except percentages):

	Three Months Ended March 31,
	2020	2019
Income tax expense	$60	$172
Effective tax rate	(26.0)%	23.3%

Total tax expense for the three months ended March 31, 2020 is approximately $60 million resulting in an effective tax rate of (26.0)%, as compared with $172 million tax expense and an effective tax rate of 23.3%, for the same period of 2019.

The effective tax rate for the three months ended March 31, 2020 is “negative” in relation to the statutory federal rate of 21% primarily due to the $600 million CO2 reporting unit impairment of non tax deductible goodwill contributing to our loss before income taxes but not providing a tax benefit, partially offset by the refund of alternative minimum tax sequestration credits and dividend-received deductions from our investments in Citrus Corporation (Citrus) and Plantation Pipe Line Company (Plantation). While we would normally expect a federal income tax benefit from our loss before income taxes for the three months ended March 31, 2020, because the tax benefit is not allowed on the goodwill impairment, we incurred an income tax expense for the period.

The effective tax rate for the three months ended March 31, 2019 is higher than the statutory federal rate of 21% primarily due to state and foreign taxes. These increases were partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and Plantation.

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

SFPP FERC Proceedings

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

EPNG FERC Proceedings

The tariffs and rates charged by EPNG are subject to two ongoing FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. The FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that it would apply its findings in Opinion 517-A to the same issues in the 2010 rate case. All refund obligations related to the 2008 rate case were satisfied in 2015. EPNG sought federal appellate review of Opinion 517-A. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528-A) on February 18, 2016. The FERC generally upheld its prior determinations, affirmed prior findings of an Administrative Law Judge that certain shippers qualify for lower rates, and required EPNG to file revised pro forma recalculated rates consistent with the terms of Opinions 517-A and 528-A. On May 3, 2018, the FERC issued Opinion 528-B upholding its decisions in Opinion 528-A and requiring EPNG to implement the rates required by its rulings and provide refunds within 60 days. On July 2, 2018, EPNG reported to the FERC the refund calculations, and that the refunds had been provided as ordered. Also on July 2, 2018, EPNG initiated appellate review of Opinions 528, 528-A and 528-B. EPNG’s appeals in the 2008 and 2010 rate cases as well as the intervenors’ delayed appeal in the 2010 rate case were consolidated. Oral argument was heard by the U.S. Court of Appeals for the D.C. Circuit on March 13, 2020.

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

On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claims that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. By its second Notice of Arbitration, Eni USA seeks to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Court of Chancery. In response to the second Notice of Arbitration, GLNG filed a complaint with the Court of Chancery together with a motion seeking to permanently enjoin the arbitration. On January 10, 2020, the Court of Chancery entered an Order and Final Judgment granting GLNG’s motion to enjoin arbitration of the negligent misrepresentation claim, but denying the motion to enjoin arbitration of the breach of contract claims. The parties filed cross appeals of the Final Judgment. The Delaware appeals and arbitration proceeding remain pending.

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

Continental Resources, Inc. v. Hiland Partners Holdings, LLC

On December 8, 2017, Continental Resources, Inc. (CLR) filed an action in Garfield County, Oklahoma state court alleging that Hiland Partners Holdings, LLC (Hiland Partners) breached a Gas Purchase Agreement, dated November 12, 2010, as amended (GPA), by failing to receive and purchase all of CLR’s dedicated gas under the GPA (produced in three North Dakota counties).  CLR also alleged fraud, maintaining that Hiland Partners promised the construction of several additional facilities to process the gas without an intention to build the facilities. Hiland Partners denied these allegations, but the parties entered into a settlement agreement in June 2018, under which CLR agreed to release all of its claims in exchange for Hiland

Partners’ construction of 10 infrastructure projects by November 1, 2020. CLR has filed an amended petition in which it asserts that Hiland Partners’ failure to construct certain facilities by specific dates nullifies the release contained in the settlement agreement. CLR’s amended petition makes additional claims under both the GPA and a May 8, 2008 gas purchase contract covering additional North Dakota counties, including CLR’s contention that Hiland Partners is not allowed to deduct third-party processing fees from the gas purchase price. CLR seeks damages in excess of $225 million. Hiland Partners denies these claims and will vigorously defend against any action in which they are asserted.

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

General

As of March 31, 2020 and December 31, 2019, our total reserve for legal matters was $243 million and $203 million, respectively. In addition, as of March 31, 2020 and December 31, 2019, we have recorded a receivable of $31 million and $2 million, respectively, for expected cost recoveries that have been deemed probable.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated by the EPA to be approximately $1.1 billion and active cleanup is expected to take as long as 13 years to complete. KMLT, KMBT, and 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities acquired from GATX Terminals Corporation) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. In addition to CERCLA cleanup costs, we are reviewing and will attempt to settle, if possible, natural resource damage (NRD) claims asserted by state and federal trustees following their natural resource assessment of the PHSS. At this time, we are unable to reasonably estimate the extent of our potential NRD liability.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including two cases against TGP, two cases against SNG, and two cases against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The plaintiffs allege that the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorneys’ fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The plaintiffs allege that the defendants are obligated to restore and remediate the affected property without regard to the value of the property. The plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. In one case filed by Vintage Assets, Inc. and several landowners against SNG, TGP, and another defendant that was tried in 2017 to the U.S. District Court for the Eastern District of Louisiana,

$80 million was sought in money damages, including recovery of litigation costs, damages for trespass, and money damages associated with an alleged loss of natural resources and projected reconstruction cost of replacing or restoring wetlands. On May 4, 2018, the District Court entered a judgment dismissing the tort and negligence claims against all of the defendants, and dismissing certain of the contract claims against TGP.  In ruling in favor of the plaintiffs on the remaining contract claims, the District Court ordered the defendants to pay $1,104 in money damages, and issued a permanent injunction ordering the defendants to restore a total of 9.6 acres of land and maintain certain canals at widths designated by the right of way agreements in effect.  The Court stayed the judgment and the injunction pending appeal. The parties each filed a separate appeal to the U.S. Court of Appeals for the Fifth Circuit. On September 13, 2018, the third-party defendant filed a motion to vacate the judgment and dismiss all of the appeals for lack of subject matter jurisdiction. On October 2, 2018 the Court of Appeals dismissed the appeals and on April 17, 2019 the case was remanded to the state district court for Plaquemines Parish, Louisiana for further proceedings. The case is set for trial July 27, 2020. We will continue to vigorously defend these cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of March 31, 2020 and December 31, 2019, we have accrued a total reserve for environmental liabilities in the amount of $256 million and $259 million, respectively. In addition, as of March 31, 2020 and December 31, 2019, we have recorded a receivable of $12 million and $15 million, respectively, for expected cost recoveries that have been deemed probable.

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

ASU No. 2020-04

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.”  This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate.  Entities can elect not to apply certain modification accounting requirements to contracts affected by this reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of this ASU to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes and (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2019 Form 10-K.

Sale of U.S. Portion of Cochin Pipeline and KML

On December 16, 2019, we closed on two cross-conditional transactions resulting in the sale of the U.S. portion of the Cochin Pipeline and all the outstanding equity of KML, including our 70% interest, to Pembina Pipeline Corporation (Pembina) (together, the “KML and U.S. Cochin Sale”). We received approximately 25 million shares of Pembina common equity for our interest in KML. On January 9, 2020, we sold our Pembina shares and received proceeds of approximately $907 million ($764 million after tax) which were used to repay maturing debt. The assets sold were part of our Natural Gas Pipelines and Terminals business segments.

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the sharp decline in commodity prices related to the combined impact of falling demand and recent increases in production from Organization of Petroleum Exporting Countries (OPEC) members and other international suppliers has caused significant disruptions and volatility in the global marketplace during the first quarter of 2020, which have adversely affected our business.  In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures.  These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities. There is significant uncertainty regarding the length and impact of the virus on the energy industry and potential impacts to our business. For further discussion, see Part II, Item 1A. “Risk Factors.”

Events as described above resulted in decreases of current and expected long-term crude oil and NGL sale prices we expect to realize along with significant reductions to the market capitalization of many oil and gas producing companies. These events triggered us to review the carrying value of our long-lived assets of our CO2 business segment and conduct interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units as of March 31, 2020. Our evaluation resulted in the recognition of a $350 million impairment for long-lived assets in our CO2 business segment and a goodwill impairment of $600 million. For a further discussion of these impairments and our risk for future impairments, see Note 2, “Impairments.”

2020 Outlook

In December 2019, we announced our 2020 budget guidance in which we expected to declare dividends of $1.25 per share, a 25% increase from the 2019 declared dividends of $1.00 per share, and to generate approximately $5.1 billion of DCF, or $2.24 of DCF per share, and $7.6 billion of Adjusted EBITDA. On April 22, 2020, we announced an update to our outlook for 2020 to include estimated impacts of the economic downturn resulting from COVID-19 and unfavorable commodity demand and prices. Because of the current environment, we now expect DCF to be below budget by approximately 10% and Adjusted EBITDA to be below budget by approximately 8%. As a result, we now expect to end 2020 with a Net Debt-to-Adjusted EBITDA ratio of approximately 4.6 times, consistent with our long-term objective of around 4.5 times.

In addition, market conditions have resulted in a number of planned expansion projects no longer meeting our internal return thresholds, and we therefore reduced our budget of $2.4 billion by approximately $700 million. With this reduction, DCF less expansion capital expenditures is improved by approximately $200 million compared to budget, helping to keep our balance sheet strong. In addition, to help preserve flexibility and maintain balance sheet strength, our board of directors declared a dividend of $0.2625 per share, or $1.05 per share annualized. This represents a 5% increase over last quarter rather than the previously budgeted dividend of $0.3125, which would have been a 25% increase. We expect that our 2020 dividend payments as well as our 2020 discretionary spending will be funded with internally generated cash flow.

Considerable uncertainty exists with respect to the future pace and extent of a global economic recovery from the effects of the COVID-19 pandemic.  In addition to the below discussions included in “—Results of Operations—Consolidated Earnings

Results” and “—Segment Earnings Results,” the following table provides assumptions and sensitivities for impacts on our business that may be affected by that uncertainty.

Remaining 9 Months Commodity Volume and Price Assumptions	Sensitivity Range	Potential Impact to 2020 Adjusted EBITDA and DCF (in millions, by segment)
		Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Total
Natural Gas Gathering and Processing Volumes
3,325 Bbtu/d	+/- 5%	$23				$23
Refined Products Volumes (gasoline, diesel and jet fuel)
1,452 MBbl/d for Products Pipelines (the following apply to both the Products Pipelines and Terminals segments)(a)	+/- 5%		$26	$12		$38
Qtr 2: 40% - 45% reduction from budgeted quarter amount
Qtr 3: 10% - 12% reduction from budgeted quarter amount
Qtr 4: 5% - 6% reduction from budgeted quarter amount
Crude Oil & Condensate Pipeline Volumes
587 MBbl/d	+/- 5%		$11			$11
Crude Oil Production Volumes
46 MBbl/d, gross (33 MBbl/d, net)	+/- 5%				$12	$12
Crude Oil Price
$30/bbl	+/- $1/bbl WTI	$0.2	$0.9		$0.5	$1.6
NGL to Crude Oil Price Ratio
Natural Gas Pipelines 49% and CO2 25%	+/- 1%	$0.1			$0.4	$0.5
					Potential Impact to 2020 DCF (in millions)
3-Month LIBOR Interest Rate(b)					Total
0.64%	+/- 10-bp				$2.4

Purpose of Outlook Assumptions and Sensitivity:
The above table provides key assumptions used in our 2020 forecast for the remaining 9 months of 2020 to incorporate the estimated impact of COVID-19 and oil price decline. It also provides estimated financial impacts to 2020 Adjusted EBITDA and DCF for potential changes in those assumptions. These sensitivities are general estimates of anticipated impacts on our business segments and overall business of changes relative to our assumptions; the impact of actual changes may vary significantly depending on the affected asset, product and contract.

Notes:

(a)	Potential impact to 2020 Adjusted EBITDA for Terminals includes sensitivity to changes in petroleum coke volume.

(b)
As of March 31, 2020, we had approximately $8.0 billion of fixed-to-floating interest rate swaps on our long-term debt. In March 2020, we fixed the LIBOR component on $2.5 billion of these swaps through the end of 2020 only. As a result, approximately 17% of the principal amount of our debt balance as of March 31, 2020 was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.

We do not provide budgeted net income attributable to common stockholders or budgeted net income, the GAAP financial measures most directly comparable to the non-GAAP financial measures of DCF and Adjusted EBITDA, respectively, due to the impracticality of quantifying certain components required by GAAP such as: unrealized gains and losses on derivatives marked-to-market and potential changes in estimates for certain contingent liabilities. See “—Results of Operations—Overview—Non-GAAP Financial Measures” below.

Our updated expectations for 2020 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance. Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statements. Please read Part II, Item 1A. “Risk Factors” below and “Information Regarding Forward-Looking Statements” at the beginning of this report for more information. Furthermore, we disclaim any obligation, other than as required by applicable law, to publicly update or revise any of our forward-looking statements to reflect future events or developments.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 7, “Reportable Segments”), net (loss) income and net (loss) income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA, Net Debt and Net Debt to Adjusted EBITDA.

GAAP Financial Measures

The Consolidated Earnings Results for the three months ended March 31, 2020 and 2019 present Segment EBDA, net (loss) income and net (loss) income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures

Our non-GAAP financial measures described below should not be considered alternatives to GAAP net (loss) income or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP financial measures may differ from similarly titled measures used by others. You should not consider these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of these non-GAAP financial measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in net (loss) income, but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). See tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below. In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting net (loss) income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of the Company’s ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is net (loss) income attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings per common share. See “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” below.

DCF

DCF is calculated by adjusting net (loss) income attributable to Kinder Morgan, Inc. for Certain Items (Adjusted Earnings), and further by DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as common stock dividends, stock repurchases, retirement of debt, or expansion capital expenditures. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is net (loss) income attributable to Kinder Morgan, Inc. DCF per common share is DCF divided by average outstanding common shares, including restricted stock awards that participate in common share dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” and “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items, our share of unconsolidated joint venture DD&A and income tax expense (net of our partners’ share of consolidating joint venture DD&A and income tax expense), and net income attributable to noncontrolling interests that is further adjusted for KML noncontrolling interests (net of its applicable Certain Items) for the periods presented through KML’s sale on December 15, 2019. Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is net (loss) income. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA” below.

Net Debt

Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. Net Debt is calculated by subtracting from debt (i) cash and cash equivalents (which, as of March 31, 2020, the cash and cash equivalents component of Net Debt includes “Restricted deposits” held in escrow that were used on April 1, 2020 for the repayment of senior notes plus associated accrued interest); (ii) the preferred interest in the general partner of KMP (which was redeemed in January 2020); (iii) debt fair value adjustments; and (iv) the foreign exchange impact on Euro-denominated bonds for which we have entered into currency swaps. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents. Our Net Debt-to-Adjusted EBITDA ratio was 4.3 as of March 31, 2020.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2020	2019	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,196	$1,203	$(7)	(1)%
Products Pipelines	269	276	(7)	(3)%
Terminals	257	299	(42)	(14)%
CO2	(755)	198	(953)	(481)%
Kinder Morgan Canada(b)	—	(2)	2	100%
Total Segment EBDA	967	1,974	(1,007)	(51)%
DD&A	(565)	(593)	28	5%
Amortization of excess cost of equity investments	(32)	(21)	(11)	(52)%
General and administrative and corporate charges	(165)	(161)	(4)	(2)%
Interest, net	(436)	(460)	24	5%
(Loss) income before income taxes	(231)	739	(970)	(131)%
Income tax expense	(60)	(172)	112	65%
Net (loss) income	(291)	567	(858)	(151)%
Net income attributable to noncontrolling interests	(15)	(11)	(4)	(36)%
Net (loss) income attributable to Kinder Morgan, Inc.	(306)	556	(862)	(155)%
_______

(a)
Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)	2019 amount represents a final working capital adjustment on the TMPL sale.

(Loss) income before income taxes decreased $970 million in 2020 compared to 2019. The decrease was due primarily to a non-cash impairment of goodwill associated with our CO2 reporting unit and non-cash impairments of certain oil and gas producing assets in our CO2 business segment, and to a much lesser extent, assets in our Products Pipelines business segment. The decrease was further impacted by lower earnings from all of our business segments primarily attributable to the impact of of the KML and U.S. Cochin Sale in the fourth quarter of 2019 as well as sharp declines in commodity prices impacting the Products Pipelines business segment, partially offset by the benefit of expansion projects in our Natural Gas Pipelines business segment and by lower interest expense and DD&A expense.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended March 31,
	2020			2019
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,196	$(17)	$1,179	$1,203	$(2)	$1,201	$(22)
Products Pipelines	269	4	273	276	17	293	(20)
Terminals	257	—	257	299	—	299	(42)
CO2	(755)	930	175	198	(9)	189	(14)
Kinder Morgan Canada	—	—	—	(2)	2	—	—
Total Segment EBDA(a)	967	917	1,884	1,974	8	1,982	(98)
DD&A and amortization of excess cost of equity investments	(597)	—	(597)	(614)	—	(614)	17
General and administrative and corporate charges(a)	(165)	25	(140)	(161)	3	(158)	18
Interest, net(a)	(436)	1	(435)	(460)	2	(458)	23
(Loss) income before income taxes	(231)	943	712	739	13	752	(40)
Income tax expense(b)	(60)	(96)	(156)	(172)	2	(170)	14
Net (loss) income	(291)	847	556	567	15	582	(26)
Net income attributable to noncontrolling interests(a)	(15)	—	(15)	(11)	—	(11)	(4)
Net (loss) income attributable to Kinder Morgan, Inc.	$(306)	$847	$541	$556	$15	$571	$(30)
_______

(a)
For a more detailed discussion of these Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

(b)	The combined net effect of the Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net (loss) income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) decreased by $30 million in 2020 compared to 2019. Adjusted Segment EBDA was negatively impacted by the KML and U.S. Cochin Sale and sharp declines in commodity prices impacting our Products Pipelines business segment, partially offset by earnings from expansion projects in our Natural Gas Pipelines business segment. Reduced DD&A, general and administrative and corporate charges, interest and income tax expense partially offset the decrease in Adjusted Segment EBDA. Reduced general and administrative and corporate charges and interest expense were primarily due to the KML and Cochin Sale.

Non-GAAP Financial Measures

Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net (loss) income attributable to Kinder Morgan, Inc. (GAAP)	$(306)	$556
Total Certain Items	847	15
Adjusted Earnings(a)	541	571
DD&A and amortization of excess cost of equity investments for DCF(b)	691	708
Income tax expense for DCF(a)(b)	181	195
Cash taxes(c)	(3)	(13)
Sustaining capital expenditures(c)	(141)	(115)
Other items(d)	(8)	25
DCF	$1,261	$1,371

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended March 31,
	2020	2019
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,179	$1,201
Products Pipelines	273	293
Terminals	257	299
CO2	175	189
Adjusted Segment EBDA(a)	1,884	1,982
General and administrative and corporate charges(a)	(140)	(158)
KMI’s share of joint venture DD&A and income tax expense(a)(e)	119	126
Net income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)(a)	(15)	(3)
Adjusted EBITDA	1,848	1,947
Interest, net(a)	(435)	(458)
Cash taxes(c)	(3)	(13)
Sustaining capital expenditures(c)	(141)	(115)
KML noncontrolling interests DCF adjustments(f)	—	(15)
Other items(d)	(8)	25
DCF	$1,261	$1,371

Adjusted Earnings per common share	$0.24	$0.25
Weighted average common shares outstanding for dividends(g)	2,277	2,275
DCF per common share	$0.55	$0.60
Declared dividends per common share	$0.2625	$0.25
_______

(a)	Amounts are adjusted for Certain Items.

(b)
Includes KMI’s share of DD&A or income tax expense from joint ventures as applicable. 2019 amounts are also net of DD&A or income tax expense attributable to KML noncontrolling interests. See tables included in “—Supplemental Information” below.

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

(f)
2019 amount represents the combined net income, DD&A and income tax expense adjusted for Certain Items, as applicable, attributable to KML noncontrolling interests. See table included in “—Supplemental Information” below.

(g)	Includes restricted stock awards that participate in common share dividends.

Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA

	Three Months Ended March 31,
	2020	2019
	(In millions)
Net (loss) income (GAAP)	$(291)	$567
Certain Items:
Fair value amortization	(8)	(8)
Legal, environmental and taxes other than income tax reserves	(8)	17
Change in fair value of derivative contracts(a)	(36)	10
Loss on impairments and divestitures, net(b)	371	2
Loss on impairment of goodwill(c)	600	—
Income tax Certain Items	(96)	2
Other	24	(8)
Total Certain Items	847	15
DD&A and amortization of excess cost of equity investments	597	614
Income tax expense(d)	156	170
KMI’s share of joint venture DD&A and income tax expense(d)(e)	119	126
Interest, net(d)	435	458
Net income attributable to noncontrolling interests (net of KML noncontrolling interests(d))	(15)	(3)
Adjusted EBITDA	$1,848	$1,947
______

(a)	Gains or losses are reflected in our DCF when realized.

(b)
2020 amount primarily includes: (i) pre-tax non-cash losses of $350 million and $21 million for asset impairments related to oil and gas producing assets in our CO2 business segment driven by low oil price and assets in our Products Pipelines business segment, respectively, and are reported within “Loss on impairments and divestitures, net” on our Consolidated Earnings Results (GAAP) table above.

(c)	2020 amount represents a non-cash impairment of goodwill associated with our CO2 reporting unit.

(d)	Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.

(e)	KMI’s share of unconsolidated joint venture DD&A and income tax expense, net of consolidating joint venture partners’ share of DD&A.

Supplemental Information

	Three Months Ended March 31,
	2020	2019
	(In millions)
DD&A (GAAP)	$565	$593
Amortization of excess cost of equity investments (GAAP)	32	21
DD&A and amortization of excess cost of equity investments	597	614
Our share of joint venture DD&A	94	99
DD&A attributable to KML noncontrolling interests	—	(5)
DD&A and amortization of excess cost of equity investments for DCF	$691	$708

Income tax expense (GAAP)	$60	$172
Certain Items	96	(2)
Income tax expense(a)	156	170
Our share of taxable joint venture income tax expense(a)	25	27
Income tax expense attributable to KML noncontrolling interests(a)	—	(2)
Income tax expense for DCF(a)	$181	$195

Net income attributable to KML noncontrolling interests	$—	$8
KML noncontrolling interests associated with Certain Items	—	—
KML noncontrolling interests(a)	—	8
DD&A attributable to KML noncontrolling interests	—	5
Income tax expense attributable to KML noncontrolling interests(a)	—	2
KML noncontrolling interests DCF adjustments(a)	$—	$15

Net income attributable to noncontrolling interests (GAAP)	$15	$11
Less: KML noncontrolling interests(a)	—	8
Net income attributable to noncontrolling interests (net of KML noncontrolling interests(a))	15	3
Noncontrolling interests associated with Certain Items	—	—
Net income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)	$15	$3

Additional joint venture information:
Our share of joint venture DD&A	$94	$99
Our share of joint venture income tax expense(a)	25	27
Our share of joint venture DD&A and income tax expense(a)	$119	$126

Our share of taxable joint venture cash taxes	$(4)	$—

Our share of joint venture sustaining capital expenditures	$(26)	$(19)
______

(a)	Amounts are adjusted for Certain Items.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$1,875	$2,201
Operating expenses	(848)	(1,167)
Other income	1	1
Earnings from equity investments	164	159
Other, net	4	9
Segment EBDA	1,196	1,203
Certain Items(a)(b)	(17)	(2)
Adjusted Segment EBDA	$1,179	$1,201

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(358)	(16)%
Adjusted Segment EBDA	(22)	(2)%

Volumetric data(c)
Transport volumes (BBtu/d)	39,095	36,044
Sales volumes (BBtu/d)	2,495	2,332
Gathering volumes (BBtu/d)	3,361	3,301
NGLs (MBbl/d)	30	32
_______
Certain Items affecting Segment EBDA

(a)
Includes revenue Certain Item amounts of $(24) million and $8 million for 2020 and 2019, respectively. These Certain Item amounts are primarily related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales in the 2020 and 2019 periods.

(b)
Includes non-revenue Certain Item amounts of $7 million and $(10) million for 2020 and 2019, respectively. 2020 amount is primarily related to increase in expense associated with a certain EPNG litigation matter. 2019 amount is primarily related to an increase in earnings for our share of certain equity investees’ amortization of regulatory liabilities.

Other

(c)	Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three-month periods ended March 31, 2020 and 2019:

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Midstream	$(43)	(12)%	$(449)	(33)%
East Region	20	4%	45	8%
West Region	1	—%	10	3%
Intrasegment eliminations	—	—%	36	95%
Total Natural Gas Pipelines	$(22)	(2)%	$(358)	(16)%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2020 and 2019:

•
Midstream’s decrease of $43 million (12%) was primarily due to the sale of the Cochin Pipeline on December 16, 2019 to Pembina, lower volumes on KinderHawk Field Services and Oklahoma assets, lower rates on our North Texas assets and lower sales margins on our Texas intrastate operations. These decreases were partially offset by higher volumes on the Hiland Midstream assets and higher equity earnings due to the Gulf Coast Express Pipeline being placed in service in September 2019. Overall Midstream’s revenues decreased primarily due to lower commodity prices which was largely offset by corresponding decreases in costs of sales;

•
East Region’s increase of $20 million (4%) was primarily due to increases in earnings from ELC and Southern LNG Company, L.L.C. resulting from five of ten liquefaction units (part of the Elba Liquefaction project) being placed into service in the later part of 2019 and first quarter 2020 partially offset by reduced contributions from TGP due to historically mild weather in the Northeast and the impact of the FERC 501-G rate settlement; and

•
West Region’s increase of $1 million (—%) was primarily due to increases in earnings from EPNG and CIG driven by increased revenues due to expansion in the Permian Basin and the Denver Julesburg basin, respectively, partially offset by decreased equity earnings from Ruby Pipeline Company due to lower transportation revenues.

Products Pipelines

	Three Months Ended March 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$495	$424
Operating expenses	(221)	(166)
Loss on impairments and divestitures, net	(21)	—
Earnings from equity investments	15	18
Other, net	1	—
Segment EBDA	269	276
Certain Items(a)	4	17
Adjusted Segment EBDA	$273	$293

Change from prior period	Increase/(Decrease)
Adjusted revenues	$71	17%
Adjusted Segment EBDA	(20)	(7)%

Volumetric data(b)
Gasoline(c)	961	980
Diesel fuel	358	337
Jet fuel	293	294
Total refined product volumes	1,612	1,611
Crude and condensate	702	643
Total delivery volumes (MBbl/d)	2,314	2,254
_______
Certain Items affecting Segment EBDA

(a)
Includes non-revenue Certain Item amounts of $4 million and $17 million for 2020 and 2019, respectively. 2020 amount includes a non-cash loss on impairment of our Belton Terminal of $21 million and a $17 million favorable adjustment for tax reserves, other than income taxes. 2019 amount is related to an unfavorable adjustment of tax reserves, other than income taxes.

Other

(b)	Joint venture throughput is reported at our ownership share.

(c)	Volumes include ethanol pipeline volumes.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three-month periods ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Crude and Condensate	$(17)	(15)%	$54	34%
Southeast Refined Products	(13)	(20)%	10	10%
West Coast Refined Products	10	9%	7	4%
Total Products Pipelines	$(20)	(7)%	$71	17%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2020 and 2019:

•
Crude and Condensate’s decrease of $17 million (15%) was primarily due to decreased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC) and the Bakken Crude assets as a result of unfavorable inventory adjustments driven by declines in commodity prices during the first quarter of 2020. KMCC’s decreased earnings were also impacted by lower contracted rates partially offset by higher volumes. These decreases were partially offset by increased earnings from KMCC - Splitter primarily due to higher volumes driven by the Desalter project which was placed into service in May 2019 and associated processing fees. Overall Crude and Condensate revenues increased primarily due to increased volumes which were largely offset by a corresponding increase in costs of sales;

•
Southeast Refined Products’ decrease of $13 million (20%) was primarily due to decreased earnings from our Transmix processing operations driven by unfavorable inventory adjustments driven by commodity price declines during the first quarter 2020. The increase in revenues was primarily due to higher commodity sales revenues driven by a new customer contract which was offset by a corresponding increase in costs of sales; and

•
West Coast Refined Products’ increase of $10 million (9%) was primarily due to increased earnings on Pacific (SFPP) operations driven by an increase in services revenues as a result of higher tariff rates.

Terminals

	Three Months Ended March 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$442	$509
Operating expenses	(192)	(216)
Earnings from equity investments	5	5
Other, net	2	1
Segment EBDA	257	299
Certain Items	—	—
Adjusted Segment EBDA	$257	$299

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(67)	(13)%
Adjusted Segment EBDA	(42)	(14)%

Volumetric data(a)
Liquids tankage capacity available for service (MMBbl)	79.5	79.3
Liquids utilization %(b)	93.7%	94.0%
Bulk transload tonnage (MMtons)	13.0	13.6
_______
Other

(a)	Volumes for assets sold are excluded for all periods presented.

(b)	The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three-month periods ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(33)	(100)%	$(49)	(100)%
West Coast	(6)	(100)%	(16)	(100)%
All others (including intrasegment eliminations)	(3)	(1)%	(2)	—%
Total Terminals	$(42)	(14)%	$(67)	(13)%

The changes in Segment EBDA for our Terminals business segment during the three-month periods ended March 31, 2020 and 2019 are explained by the sale of KML assets to Pembina on December 16, 2019, which accounted for the decrease on our Alberta Canada terminals and on our West Coast terminals.

CO2

	Three Months Ended March 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$309	$305
Operating expenses	(122)	(117)
Loss on impairments and divestitures, net	(950)	—
Earnings from equity investments	8	10
Segment EBDA	(755)	198
Certain Items(a)(b)	930	(9)
Adjusted Segment EBDA	$175	$189

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(7)	(2)%
Adjusted Segment EBDA	(14)	(7)%

Volumetric data
SACROC oil production	23.2	24.4
Yates oil production	7.0	7.3
Katz and Goldsmith oil production	3.4	4.1
Tall Cotton oil production	2.4	2.6
Total oil production, net (MBbl/d)(c)	36.0	38.4
NGL sales volumes, net (MBbl/d)(c)	9.8	10.1
CO2 production, net (Bcf/d)	0.5	0.6
Realized weighted-average oil price per Bbl	$54.61	$48.67
Realized weighted-average NGL price per Bbl	$19.74	$25.98
_______
Certain Items affecting Segment EBDA

(a)
Includes revenue Certain Item amounts of $(20) million and $(9) million for 2020 and 2019, respectively, related to unrealized gains associated with derivative contracts used to hedge forecasted commodity sales.

(b)
Includes non-revenue Certain Item amount of $950 million for 2020 resulting from a $600 million goodwill impairment on our CO2 reporting unit and non-cash impairments of $350 million on most of our oil and gas producing assets.

Other

(c)	Net of royalties and outside working interests.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three-month periods ended March 31, 2020 and 2019.

Three Months Ended March 31, 2020 versus Three Months Ended March 31, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation activities	$(14)	(18)%	$(16)	(16)%
Oil and Gas Producing activities	—	—%	5	2%
Intrasegment eliminations	—	—%	4	57%
Total CO2	$(14)	(7)%	$(7)	(2)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2020 and 2019:

•
decrease of $14 million (18%) from our Source and Transportation activities primarily due to a decrease of $19 million related to lower CO2 sales volumes partially offset by higher CO2 sales driven by higher contract sales prices and lower operating expenses; and

•
flat (—%) from our Oil and Gas Producing activities due to increased revenues of $5 million driven by higher realized crude oil prices which increased revenues by $13 million and was offset by lower volumes which reduced revenues by $8 million, and higher operating expenses of $5 million.

General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended March 31,		Earnings increase/(decrease)
	2020	2019
	(In millions, except percentages)
General and administrative (GAAP)	$(153)	$(154)	$1	1%
Corporate charges	(12)	(7)	(5)	(71)%
Certain Items(a)	25	3	22	733%
General and administrative and corporate charges(b)	$(140)	$(158)	$18	11%

Interest, net (GAAP)	$(436)	$(460)	$24	5%
Certain Items(c)	1	2	(1)	(50)%
Interest, net(b)	$(435)	$(458)	$23	5%

Net income attributable to noncontrolling interests (GAAP)	$(15)	$(11)	$(4)	(36)%

Certain items

(a)	2020 amount includes an increase in expense of $23 million associated with the non-cash fair value adjustment and the dividend accrual on the Pembina common stock.

(b)	Amounts are adjusted for Certain Items.

(c)
2020 and 2019 amounts include (i) decreases in interest expense of $8 million for each period related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases in expense of $11 million and $10 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.

General and administrative expenses and corporate charges adjusted for Certain Items decreased $18 million in 2020 when compared to 2019 primarily due to lower expenses of $14 million due to the sale of KML, lower pension costs of $12 million, a $4 million project write-off in 2019 and lower benefit-related costs in our Terminals segment, partially offset by lower capitalized costs of $15 million primarily due to our Gulf Coast project being placed in service in September 2019 and our Elba Liquefaction project which was partially placed in service in later part of 2019 and during first quarter 2020.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net of interest income adjusted for Certain Items, decreased $23 million in 2020 when compared to 2019 primarily due to lower weighted average long-term debt balances and lower LIBOR rates partially offset by lower capitalized interest and interest income.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2020 and December 31, 2019, approximately 17% and 27% of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. Net income attributable to noncontrolling interests for 2020 when compared to 2019 increased $4 million.

Income Taxes

Our tax expense for the three months ended March 31, 2020 was approximately $60 million as compared with $172 million for the same period of 2019. The $112 million decrease in tax expense was due primarily to (i) lower pre-tax book income in 2020 as a result of the impairment of certain CO2 business segment assets, (ii) lower foreign income taxes as a result of the KML and U.S. Cochin Sale in 2019, and (iii) the refund of alternative minimum tax sequestration credits in 2020.

Liquidity and Capital Resources

General

As of March 31, 2020, we had $360 million of “Cash and cash equivalents,” an increase of $175 million (95%) from December 31, 2019. As of March 31, 2020, our “Restricted deposits” includes $535 million held in escrow for maturing senior notes that matured on April 1, 2020. Additionally, as of March 31, 2020, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $893 million and $635 million in the first three months of 2020 and 2019, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We expect the negative impact of the decline in commodity prices and refined product demand to continue in the near term, which will negatively affect our operating cash flows; however, we continue to expect that our short-term liquidity needs will be met through retained cash from operations, short-term borrowings or by issuing new long-term debt to refinance certain of our maturing long-term debt obligations.

Due to the significant uncertainty regarding the length and impact of the virus on the energy industry and potential impacts to our business, and to preserve flexibility and to continue strengthening our cash position, on April 22, 2020, we announced a 5% increase in our dividend for the first quarter of 2020 over the fourth quarter of 2019, a reduction in our planned 25% growth, and a reduction of approximately $700 million in our estimated capital expansion for 2020 as a number of planned expansion projects no longer meet our internal return thresholds. As a result, we do not expect the need to access the capital markets to fund our growth projects for 2020. At some point we would expect to access the debt capital markets to refinance maturing long-term debt, but given our revolver availability relative to debt maturing in the next eighteen months, we have significant flexibility on that timing.

To refinance construction costs of its recent expansions, on February 24, 2020, TGP, a wholly owned subsidiary, issued in a private placement $1,000 million aggregate principal amount of its 2.90% senior notes due 2030 and received net proceeds of $994 million. We used the proceeds to repay maturing debt. Additionally, during the first quarter of 2020, we opportunistically repurchased approximately 3.6 million of our Class P shares for approximately $50 million at an average price including commissions of $13.94 per share.

Short-term Liquidity

As of March 31, 2020, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $4.0 billion revolving credit facility and associated commercial paper program. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and, additionally for us, as a backup to our commercial paper program. Letters of credit and commercial paper borrowings reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the impacts of COVID-19 with respect to our ability to access funding through our credit facility.

As of March 31, 2020, our $3,540 million of short-term debt consisted primarily of senior notes that mature in the next twelve months, including $535 million that was repaid on April 1, 2020 with cash held in escrow as of March 31, 2020 and reported within “Restricted deposits” in the accompanying consolidated balance sheet. During 2020, we used the proceeds from the sale of the Pembina common equity that we received for the sale of KML to reduce debt. Otherwise, as our debt becomes due, we intend to fund our short-term debt primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2019 was $2,477 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,512 million and $1,862 million as of March 31, 2020 and December 31, 2019, respectively.  Our current liabilities may include short-term borrowings, which we may periodically replace with long-term financing and/or pay down using cash from operations. The overall $650 million (35%) unfavorable change from year-end 2019 was primarily due to (i) an increase of approximately $1,100 million in senior notes that mature in the next twelve months; and (ii) $925 million related to the sale of Pembina common equity in January 2020; partially offset by (i) an increase in restricted deposits primarily related to cash held in escrow of $535 million for debt that matured on April 1, 2020 discussed above; (ii) an increase in cash and cash equivalents of $175 million; (iii) a favorable fair value adjustment of $364 million on derivative contracts in 2020; (iv) net repayments of short-term debt of $37 million; and (v) a net decrease in accounts payable, accrued interest and accrued taxes. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. See “Part II, Item 1A. Risk Factors —Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.”

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures that increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating DCF (see “Results of Operations—Overview—Non-GAAP Financial Measures—DCF”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those that maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Our capital expenditures for the three months ended March 31, 2020, and the amount we expect to spend for the remainder of 2020 to sustain and grow our businesses are as follows:

	Three Months Ended March 31, 2020	2020 Remaining	Total 2020(a)
	(In millions)
Sustaining capital expenditures(b)(c)	$141	$524	$665
Discretionary capital investments(c)(d)(e)	542	1,151	1,693
_______

(a)	Amounts include reductions due to revised outlook, as discussed above in “—General.”

(b)
Three months ended March 31, 2020, 2020 Remaining, and Total 2020 amounts include $26 million, $89 million, and $115 million, respectively, for our proportionate share of certain equity investees’ and certain consolidating joint venture subsidiaries’ sustaining capital expenditures.

(c)	Three months ended March 31, 2020 amount include $43 million of net changes from accrued capital expenditures, contractor retainage, and other.

(d)	Three months ended March 31, 2020 amount includes $174 million of our contributions to certain unconsolidated joint ventures for capital investments.

(e)
Amounts include our actual or estimated contributions to certain equity investees, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2019 in our 2019 Form 10-K.

Cash Flows

Operating Activities

Cash provided by operating activities increased $258 million in the three months ended March 31, 2020 compared to the respective 2019 period primarily due to:

•
a $211 million increase in cash resulting from $134 million of net income tax payments in the 2020 period compared to $345 million of net income tax payments in the 2019 period, both primarily for foreign income taxes mostly associated with the TMPL sale. The income tax payment for the 2020 period also included a $20 million refund received related to alternative minimum tax sequestration credits; and

•	a $47 million increase in cash from other operating activities in the 2020 period compared to the 2019 period.

Investing Activities

Cash provided by investing activities increased $1,149 million for the three months ended March 31, 2020 compared to the respective 2019 period primarily attributable to:

•	a $923 million increase in cash primarily due to $907 million of proceeds received from the sale of the Pembina shares in the 2020 period;

•
a $180 million decrease in cash used for contributions to equity investments driven by lower contributions to Gulf Coast Express Pipeline LLC and Permian Highway Pipeline LLC in the 2020 period compared with the 2019 period, partially offset by contributions made to SNG in the 2020 period; and

•	a $114 million decrease in capital expenditures in the 2020 period over the comparative 2019 period primarily due to lower expenditures on the Elba Liquefaction expansion.

Financing Activities

Cash used by financing activities decreased $2,421 million for the three months ended March 31, 2020 compared to the respective 2019 period primarily attributable to:

•
a $1,742 million net decrease in cash used related to debt activity as a result of $149 million of net debt issuances in the 2020 period compared to $1,593 million of net debt payments in the 2019 period. See Note 3 “Debt” for further information regarding our debt activity;

•	an $879 million increase in cash reflecting distribution of the TMPL sale proceeds to the owners of KML restricted voting shares in the 2019 period; partially offset by,

•	a $114 million increase in dividend payments to our common shareholders; and

•	a $48 million increase in cash used due to an increase in common shares repurchased under our common share buy-back program in the 2020 period compared to the 2019 period.

Common Stock Dividends

We expect to declare common stock dividends of $1.05 per share on our common stock for 2020. The table below reflects our 2020 common stock dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2019	$0.25	January 22, 2020	February 3, 2020	February 18, 2020
March 31, 2020	0.2625	April 22, 2020	May 4, 2020	May 15, 2020

The actual amount of common stock dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2019 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

Our common stock dividends are not cumulative. Consequently, if dividends on our common stock are not paid at the intended levels, our common stockholders are not entitled to receive those payments in the future. Our common stock dividends generally are expected to be paid on or about the 15th day of each February, May, August and November.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

KMI and certain subsidiaries (Subsidiary Issuers) are issuers of certain debt securities. KMI and substantially all of KMI’s wholly owned domestic subsidiaries (Subsidiary Guarantors), are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as Subsidiary Non-Guarantors, the parent issuer, subsidiary issuers and Subsidiary Guarantors (the “Obligated Group”) are all guarantors of each series of our guaranteed debt (Guaranteed Notes). As a result of the cross guarantee agreement, a holder of any of the Guaranteed Notes issued by KMI or subsidiary issuers are in the same position with respect to the net assets, and income of KMI and the Subsidiary Issuers and Guarantors. The only amounts that are not available to the holders of each of the Guaranteed Notes to satisfy the repayment of such securities are the net assets, and income of the Subsidiary Non-Guarantors.

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X that we early adopted effective January 1, 2020.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2020.”

All significant intercompany items among the Obligated Group have been eliminated in the supplemental summarized combined financial information. The Obligated Group’s investment balances in Subsidiary Non-guarantors have been excluded from the supplemental summarized combined financial information. Significant intercompany balances and activity for the Obligated Group with other related parties, including Subsidiary Non-Guarantors, (referred to as “affiliates”) are presented separately in the accompanying supplemental summarized combined financial information.

Excluding fair value adjustments, as of March 31, 2020 and December 31, 2019, the Obligated Group had $32,649 million and $32,409 million, respectively, of Guaranteed Notes outstanding.

Summarized combined Balance Sheet and Income Statement information for the Obligated Group follows (in millions):

Summarized Combined Balance Sheet Information	March 31, 2020	December 31, 2019
ASSETS
Current assets	$2,762	$1,918
Current assets - affiliates	1,288	1,146
Noncurrent assets	63,206	63,298
Noncurrent assets - affiliates	449	441
Total Assets	$67,705	$66,803
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities	$5,210	$4,569
Current liabilities - affiliates	1,175	1,139
Noncurrent liabilities	33,105	33,612
Noncurrent liabilities - affiliates	1,429	1,325
Total Liabilities	40,919	40,645
Redeemable Noncontrolling Interest	793	803
Kinder Morgan, Inc.’s stockholders’ equity	25,993	25,355
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$67,705	$66,803

Summarized Combined Income Statement Information	Three Months Ended March 31, 2020
Revenues	$2,856
Operating income	462
Net income	147

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2019, in Item 7A in our 2019 Form 10-K, see Item 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations—General and Basis of Presentation—2020 Outlook” and Item 1, Note 5 “Risk Management” to our consolidated financial statements for more information on our risk management activities, both of which are incorporated in this item by reference.

Item 4.  Controls and Procedures.

As of March 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation, Environmental and Other Contingencies” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Other than the following risk factors regarding COVID-19 and the following updated risk factors, there have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2019 Form 10-K.

The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business.

The ongoing pandemic involving COVID-19, a highly transmissible and pathogenic coronavirus, has negatively impacted the global economy and in turn reduced demand and pricing for crude oil, natural gas, NGL, refined petroleum products, CO2, steel, chemicals and other products that we handle, which has adversely affected our business. In response to COVID-19, governments around the world have implemented increasingly stringent measures to help reduce the spread of the virus, including stay-at-home and shelter-in-place orders, travel restrictions and other measures. These measures have adversely affected the economies and financial markets of the U.S. and many other countries, resulting in an economic downturn that has negatively impacted global demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities. Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand and prices for the products on which our business depends.

If the COVID-19 outbreak should worsen, we may also experience further disruptions to commodities markets, supply chains and the availability and efficiency of our workforce, which could adversely affect our ability to conduct our business and operations and limit our ability to execute on our business plan. In addition, measures taken by regulatory authorities attempting to mitigate the economic consequences of COVID-19 may not be effective or may have unintended harmful consequences. For example, the Texas Railroad Commission recently held a hearing to consider the possibility of requiring Texas producers to cut crude oil production to balance supply and demand for crude oil. Although no action was taken, we cannot predict whether regulatory authorities will decide to implement crude oil production cuts or other measures, or how such measures will affect our business. There are still too many variables and uncertainties regarding COVID-19 — including the ultimate geographic spread of the virus, the duration and severity of the outbreak and the extent of travel restrictions and business closures imposed in affected countries — to reasonably predict the potential impact of COVID-19 on our business and operations. COVID-19 may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus.

Our businesses are dependent on the supply of and demand for the products that we handle.

Our pipelines, terminals and other assets and facilities, including the availability of expansion opportunities, depend in part on continued production of natural gas, crude oil and other products in the geographic areas that they serve. Our business also depends in part on the levels of demand for natural gas, crude oil, NGL, refined petroleum products, CO2, steel, chemicals and other products in the geographic areas to which our pipelines, terminals, shipping vessels and other facilities deliver or provide service, and the ability and willingness of our shippers and other customers to supply such demand. For example, without additions to crude oil and gas reserves, production will decline over time as reserves are depleted, and production costs may rise. Producers may reduce or shut down production during times of lower product prices or higher production costs to the extent they become uneconomic. Producers in areas served by us may not be successful in exploring for and developing additional reserves, and our pipelines and related facilities may not be able to maintain existing volumes of throughput.

Commodity prices and tax incentives may not remain at levels that encourage producers to explore for and develop additional reserves, produce existing marginal reserves or renew transportation contracts as they expire. Additionally, demand for such products can decline due to situations over which we have no control, such as the COVID-19 pandemic and various measures that federal, state and local authorities have implemented in order to prevent further spread of COVID-19, including stay-at-home orders, or to respond to the economic consequences of COVID-19. See “—The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business.”

In addition to economic disruptions resulting from events such as COVID-19, conditions in the business environment generally, such as declining or sustained low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals and other assets. Also, sustained lower demand for hydrocarbons, or changes in the regulatory environment or applicable governmental policies, including in relation to climate change or other environmental concerns, may have a negative impact on the supply of crude oil and other products. In recent years, a number of initiatives and regulatory changes relating to reducing greenhouse gas emissions have been undertaken by federal, state and municipal governments and crude oil and gas industry participants. In addition, public sentiment surrounding the potential risks posed by climate change and emerging technologies have resulted in an increased demand for energy efficiency and a transition to energy provided from renewable energy sources, rather than fossil fuels, and fuel-efficient alternatives such as hybrid and electric vehicles. These factors could result in not only increased costs for producers of hydrocarbons but also an overall decrease in the demand for hydrocarbons. Each of the foregoing could negatively impact our business directly as well as our shippers and other customers, which in turn could negatively impact our prospects for new contracts for transportation, terminaling or other midstream services, or renewals of existing contracts or the ability of our customers and shippers to honor their contractual commitments. Furthermore, such unfavorable conditions may compound the adverse effects of larger disruptions such as COVID-19. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us” below.

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

The volatility of crude oil, NGL and natural gas prices could adversely affect our CO2 business segment and businesses within our Natural Gas Pipelines and Products Pipelines business segments.

The revenues, cash flows, profitability and future growth of some of our businesses (and the carrying values of certain of their respective assets, which include related goodwill) depend to a large degree on prevailing crude oil, NGL and natural gas prices. Our CO2 business segment and certain midstream businesses within our Natural Gas Pipelines business segment depend to a large degree, and certain businesses within our Product Pipelines business segment depend to a lesser degree, on prevailing crude oil, NGL and natural gas prices. For the estimated impacts from sensitivities to changes in commodity prices to Adjusted EBITDA and DCF for the remainder of 2020, please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General and Basis of Presentation—2020 Outlook.”

Prices for crude oil, NGL and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil, NGL and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, among other things (i) weather conditions and events such as hurricanes in the U.S.; (ii) domestic and global economic conditions; (iii) the activities of the OPEC and other countries that are significant producers of crude oil; (iv) governmental regulation; (v) political instability in crude oil producing countries; (vi) the foreign supply of and demand for crude oil and natural gas; (vii) the price of foreign imports; (viii) the proximity and availability of storage and transportation infrastructure and processing and treating facilities; and (ix) the availability and prices of alternative fuel sources. We use hedging arrangements to partially mitigate our exposure to commodity prices, but these arrangements also are subject to inherent risks. We are also subject, indirectly, to volatility of commodity prices, through many of our customers’ direct exposure to such volatility. Please read “—Our use of hedging arrangements does not eliminate our exposure to commodity price risks and could result in financial losses or volatility in our income.”

As COVID-19 spread internationally and global economic activity slowed, future economic activity was forecasted to slow with a resulting forecast of a decline in crude oil and gas demand. In an attempt to stabilize the market, OPEC proposed production cuts in early March 2020; however, member producers failed to agree and some producers instead announced planned production increases, after which crude oil prices declined sharply. By mid-March 2020, crude oil prices had declined to less than $25 per barrel, the lowest price since April 1999. Member producers reached agreement on production cuts by mid-April; however, crude oil prices continued to decline following announcement of the agreement. Producers in the U.S. and globally have not reduced crude oil production at a rate sufficient to match the sharp slowdown in economic activity caused by measures to control the spread of COVID-19, resulting in an oversupply of crude oil that recently caused crude oil prices per barrel to fall below zero. Sharp declines in the prices of crude oil, NGL or natural gas, or a prolonged unfavorable price environment, may result in a commensurate reduction in our revenues, income and cash flows from our businesses that produce, process, or purchase and sell crude oil, NGL, or natural gas, and could have a material adverse effect on the carrying value (which includes assigned goodwill) of our CO2 business segment’s proved reserves, certain assets in certain midstream businesses within our Natural Gas Pipelines business segment, and certain assets within our Products Pipelines business segment. If prices fall substantially or remain low for a sustained period and we are not sufficiently protected through hedging arrangements, we may be unable to realize a profit from these businesses and would operate at a loss.

In recent decades, there have been periods worldwide of both overproduction and underproduction of hydrocarbons, and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The cycles of excess or short supply of crude oil or natural gas have placed pressures on prices and resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. These fluctuations impact the accuracy of assumptions used in our budgeting process. For more information about our energy and commodity market risk, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk.” For estimated impacts from sensitivities to changes in commodity prices to Adjusted EBITDA and DCF for the remainder of 2020, please refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General and Basis of Presentation—2020 Outlook.”

Our operating results may be adversely affected by unfavorable economic and market conditions.

As described above, COVID-19’s global spread and the measures that governments have implemented to control the spread of the virus have resulted in a downturn of economic activity on a global scale. Such slowdowns are affecting numerous industries, including the crude oil and gas industry, the steel industry and in specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. In addition, uncertain or changing economic conditions within one or more geographic regions may affect our operating results within the affected regions. Sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity might also have a negative impact on many of our customers, which could impair their ability to meet their obligations to us. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” In addition, decreases in the prices of crude oil, NGL and natural gas are likely to have a negative impact on our operating results and cash flow. See “—The volatility of crude oil, NGL and natural gas prices could adversely affect our CO2 business segment and businesses within our Natural Gas Pipelines and Products Pipelines business segments.”

If economic and market conditions (including volatility in commodity markets) globally, in the U.S. or in other key markets become more volatile or continue to deteriorate, we may experience material impacts on our business, financial condition and results of operations.

Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties, such as hedging counterparties, joint venture partners and suppliers. The global economic slowdown caused by COVID-19’s spread, combined with the recent extreme drop in crude oil prices, has significantly impacted the financial condition of many companies, particularly exploration and production companies, including some of our customers or counterparties. Many of our counterparties finance their activities through cash flow from operations or debt or equity financing, and some of them may be highly leveraged and may not be able to access additional capital to sustain their operations in the future. Our counterparties are subject to their own operating, market, financial and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Crude oil, NGL and natural gas prices were all lower on average in 2019 compared to 2018, and natural gas prices have continued to decline so far in 2020. Further deterioration in crude oil prices, or a continuation of the existing low natural gas or NGL price environment, would likely cause severe financial distress to some of our customers with direct commodity price exposure and may result in additional customer bankruptcies. Further, the security that is permitted to be obtained from such customers may be limited by FERC regulation. While certain of our customers are subsidiaries of an entity that has an investment grade credit rating, in many cases the parent entity has not guaranteed the obligations of the subsidiary and, therefore, the parent’s credit ratings may have no bearing on such customers’ ability to pay us for the services we provide or otherwise fulfill their obligations to us.

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

We engage in hedging arrangements to reduce our direct exposure to fluctuations in the prices of crude oil, natural gas and NGL, including differentials between regional markets. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for crude oil, natural gas and NGL. Furthermore, our hedging arrangements cannot hedge against any decrease in the volumes of products we handle. See “—Our businesses are dependent on the supply of and demand for the products that we handle.”

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

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those consolidated financial statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” of our 2019 Form 10-K and Note 5 “Risk Management” to our consolidated financial statements included in Part I of this Form 10-Q.

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

While we have implemented and maintain a cybersecurity program designed to protect our IT and data systems from such attacks, we can provide no assurance that our cybersecurity program will be effective. In compliance with state and local stay-at-home orders issued in connection with COVID-19, a number of our employees have transitioned to working from home. As a result, more of our employees are working from locations where our cybersecurity program may be less effective and IT security may be less robust. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through an act of terrorism or cyber sabotage event has increased as attempted attacks have advanced in sophistication and number around the world.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
Our Purchases of Our Class P Shares

Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
January 1 to January 31, 2020	—	$—	—	$1,474,909,370
February 1 to February 29, 2020	—	$—	—	$1,474,909,370
March 1 to March 31, 2020	3,588,486	$13.93	3,588,486	$1,424,909,386

Total	3,588,486	$13.93	3,588,486	$1,424,909,386
_______

(a)	On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. After repurchase, the shares are canceled and no longer outstanding.

(b)	Amount excludes any commission or other costs to repurchase shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended March 31, 2020.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit Number Description

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2020.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019; (ii) our Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 28, 2020	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)