Form 10-Q
period 2020-06-30
KINDER MORGAN, INC.
filed 2020-07-27
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 23, 2020, the registrant had 2,263,535,685 Class P shares outstanding.

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

The impacts of COVID-19 and decreases in commodity prices resulting from oversupply and demand weakness are discussed in further detail in Part I, Item 1. “Financial Statements (Unaudited)—Note 1 General—COVID-19;” Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition of Operations—General and Basis of Presentation—COVID-19” and “—2020 Outlook;” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk;” and Part II, Item 1A. “Risk Factors,” and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. In addition to the preceding factors, “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K), contain a more detailed description of other factors that may affect the forward-looking statements and should be referenced, except to the extent such other factors are modified or superseded by the descriptions in this report.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Services	$1,791	$2,009	$3,783	$4,046
Commodity sales	723	1,156	1,790	2,505
Other	46	49	93	92
Total Revenues	2,560	3,214	5,666	6,643
Operating Costs, Expenses and Other
Costs of sales	441	777	1,104	1,725
Operations and maintenance	606	646	1,226	1,244
Depreciation, depletion and amortization	532	579	1,097	1,172
General and administrative	155	148	308	302
Taxes, other than income taxes	103	103	195	221
Loss (gain) on impairments and divestitures, net (Note 2)	1,005	(10)	1,976	(10)
Other income, net	—	(2)	(1)	(2)
Total Operating Costs, Expenses and Other	2,842	2,241	5,905	4,652
Operating (Loss) Income	(282)	973	(239)	1,991
Other Income (Expense)
Earnings from equity investments	176	161	368	353
Amortization of excess cost of equity investments	(35)	(19)	(67)	(40)
Interest, net	(395)	(452)	(831)	(912)
Other, net	16	13	18	23
Total Other Expense	(238)	(297)	(512)	(576)
(Loss) Income Before Income Taxes	(520)	676	(751)	1,415
Income Tax Expense	(104)	(148)	(164)	(320)
Net (Loss) Income	(624)	528	(915)	1,095
Net Income Attributable to Noncontrolling Interests	(13)	(10)	(28)	(21)
Net (Loss) Income Attributable to Kinder Morgan, Inc.	$(637)	$518	$(943)	$1,074

Class P Shares
Basic and Diluted (Loss) Earnings Per Common Share	$(0.28)	$0.23	$(0.42)	$0.47
Basic and Diluted Weighted Average Common Shares Outstanding	2,261	2,262	2,263	2,262
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(624)	$528	$(915)	$1,095
Other comprehensive income (loss), net of tax
Change in fair value of hedge derivatives (net of tax benefit (expense) of $57, $(19), $(12), and $45, respectively)	(189)	63	40	(152)
Reclassification of change in fair value of derivatives to net income (net of tax (expense) benefit of $(14), $6, $(23), and $2, respectively)	47	(18)	77	(5)
Foreign currency translation adjustments (net of tax expense of $—, $2, $—, and $7, respectively)	—	13	1	23
Benefit plan adjustments (net of tax expense of $2, $3, $5 and $5, respectively)	5	7	16	15
Total other comprehensive (loss) income	(137)	65	134	(119)
Comprehensive (loss) income	(761)	593	(781)	976
Comprehensive income attributable to noncontrolling interests	(13)	(15)	(28)	(20)
Comprehensive (loss) income attributable to Kinder Morgan, Inc.	$(774)	$578	$(809)	$956
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts, unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$526	$185
Restricted deposits	20	24
Marketable securities at fair value	—	925
Accounts receivable	1,073	1,379
Fair value of derivative contracts	295	84
Inventories	336	371
Other current assets	240	270
Total current assets	2,490	3,238
Property, plant and equipment, net	36,027	36,419
Investments	7,892	7,759
Goodwill	19,851	21,451
Other intangibles, net	2,567	2,676
Deferred income taxes	790	857
Deferred charges and other assets	2,167	1,757
Total Assets	$71,784	$74,157
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,006	$2,477
Accounts payable	698	914
Accrued interest	501	548
Accrued taxes	335	364
Other current liabilities	662	797
Total current liabilities	5,202	5,100
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,976	30,883
Debt fair value adjustments	1,465	1,032
Total long-term debt	31,441	31,915
Other long-term liabilities and deferred credits	2,249	2,253
Total long-term liabilities and deferred credits	33,690	34,168
Total Liabilities	38,892	39,268
Commitments and contingencies (Notes 3 and 9)
Redeemable Noncontrolling Interest	768	803
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,261,444,654 and 2,264,936,054 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,731	41,745
Accumulated deficit	(9,802)	(7,693)
Accumulated other comprehensive loss	(199)	(333)
Total Kinder Morgan, Inc.’s stockholders’ equity	31,753	33,742
Noncontrolling interests	371	344
Total Stockholders’ Equity	32,124	34,086
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$71,784	$74,157
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net (loss) income	$(915)	$1,095
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation, depletion and amortization	1,097	1,172
Deferred income taxes	28	111
Amortization of excess cost of equity investments	67	40
Loss (gain) on impairments and divestitures, net (Note 2)	1,976	(10)
Earnings from equity investments	(368)	(353)
Distributions from equity investment earnings	317	257
Changes in components of working capital
Accounts receivable	335	279
Inventories	28	(73)
Other current assets	48	108
Accounts payable	(182)	(255)
Accrued interest, net of interest rate swaps	(65)	(49)
Accrued taxes	(23)	(195)
Other current liabilities	(119)	(74)
Other, net	8	45
Net Cash Provided by Operating Activities	2,232	2,098
Cash Flows From Investing Activities
Capital expenditures	(963)	(1,178)
Proceeds from sales of assets and investments, net of working capital adjustments	907	80
Contributions to investments	(225)	(812)
Distributions from equity investments in excess of cumulative earnings	86	131
Other, net	(46)	(16)
Net Cash Used in Investing Activities	(241)	(1,795)
Cash Flows From Financing Activities
Issuances of debt	2,652	3,042
Payments of debt	(3,037)	(4,622)
Debt issue costs	(11)	(6)
Common stock dividends	(1,166)	(1,024)
Repurchases of common shares	(50)	(2)
Contributions from investment partner and noncontrolling interests	9	110
Distributions to investment partner	(38)	—
Distribution to noncontrolling interests - KML distribution of the TMPL sale proceeds	—	(879)
Distributions to noncontrolling interests - other	(7)	(28)
Other, net	(1)	(4)
Net Cash Used in Financing Activities	(1,649)	(3,413)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(5)	28
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	337	(3,082)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331
Cash, Cash Equivalents, and Restricted Deposits, end of period	$546	$249

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and Cash Equivalents, beginning of period	$185	$3,280
Restricted Deposits, beginning of period	24	51
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331
Cash and Cash Equivalents, end of period	526	213
Restricted Deposits, end of period	20	36
Cash, Cash Equivalents, and Restricted Deposits, end of period	546	249
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$337	$(3,082)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$8	$743
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	891	952
Cash paid during the period for income taxes, net	136	370
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2020	2,261	$23	$41,713	$(8,568)	$(62)	$33,106	$358	$33,464
Restricted shares			18			18		18
Net (loss) income				(637)		(637)	13	(624)
Distributions						—	(4)	(4)
Contributions						—	4	4
Common stock dividends				(597)		(597)		(597)
Other comprehensive loss					(137)	(137)		(137)
Balance at June 30, 2020	2,261	$23	$41,731	$(9,802)	$(199)	$31,753	$371	$32,124

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2019	2,262	$23	$41,716	$(7,620)	$(508)	$33,611	$844	$34,455
Restricted shares			18			18		18
Net income				518		518	10	528
Distributions						—	(14)	(14)
Contributions						—	1	1
Common stock dividends				(569)		(569)		(569)
Other comprehensive income					60	60	5	65
Balance at June 30, 2019	2,262	$23	$41,734	$(7,671)	$(448)	$33,638	$846	$34,484

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2019	2,265	$23	$41,745	$(7,693)	$(333)	$33,742	$344	$34,086
Repurchases of common shares	(4)		(50)			(50)		(50)
Restricted shares			36			36		36
Net (loss) income				(943)		(943)	28	(915)
Distributions						—	(7)	(7)
Contributions						—	6	6
Common stock dividends				(1,166)		(1,166)		(1,166)
Other comprehensive income					134	134		134
Balance at June 30, 2020	2,261	$23	$41,731	$(9,802)	$(199)	$31,753	$371	$32,124

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2018	2,262	$23	$41,701	$(7,716)	$(330)	$33,678	$853	$34,531
Impact of adoption of ASU 2017-12				(5)		(5)		(5)
Balance at January 1, 2019	2,262	23	41,701	(7,721)	(330)	33,673	853	34,526
Repurchases of common shares			(2)			(2)		(2)
Restricted shares			35			35		35
Net income				1,074		1,074	21	1,095
Distributions						—	(28)	(28)
Contributions						—	1	1
Common stock dividends				(1,024)		(1,024)		(1,024)
Other comprehensive loss					(118)	(118)	(1)	(119)
Balance at June 30, 2019	2,262	$23	$41,734	$(7,671)	$(448)	$33,638	$846	$34,484

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 continued to cause disruptions and volatility in the second quarter of 2020. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business in the second quarter, and we expect will continue to do so in the near term. Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry, including demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities.

These events, among other factors, resulted in certain non-cash impairments charges during the first six months of 2020 as further discussed in Note 2.

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions as discussed above, we evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals. See Note 2 for results of our May 31, 2020 goodwill impairment test.

The goodwill impairment tests for our reporting units reflected our adoption of the Accounting Standards Updates (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” on January 1, 2020. This new accounting method simplifies the goodwill impairment test by removing Step 2 of the goodwill impairment test, which required a hypothetical purchase price allocation.

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

The following table sets forth the allocation of net (loss) income available to shareholders of Class P shares and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Net (Loss) Income Available to Common Stockholders	$(637)	$518	$(943)	$1,074
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(3)	(3)	(6)	(6)
Net (Loss) Income Allocated to Class P Stockholders	$(640)	$515	$(949)	$1,068

Basic Weighted Average Common Shares Outstanding	2,261	2,262	2,263	2,262
Basic (Loss) Earnings Per Common Share	$(0.28)	$0.23	$(0.42)	$0.47
________
(a)As of June 30, 2020, there were approximately 12 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions on a weighted average basis)
Unvested restricted stock awards	12	13	12	13
Convertible trust preferred securities	3	3	3	3

2. Impairments

During the first quarter of 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment and conducted interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units as of March 31, 2020, which resulted in impairments of long-lived assets and goodwill within our CO2 business segment during the three months ended March 31, 2020.

Additionally, we performed our annual goodwill impairment testing as of May 31, 2020. For our Natural Gas Pipelines Non-Regulated reporting unit, while no goodwill impairment was required as of March 31, 2020, the additional market and economic indicators existing at May 31, 2020, as further described below, resulted in the recognition of a goodwill impairment for that reporting unit during the three months ended June 30, 2020.

We recognized the following non-cash pre-tax loss (gain) on impairments and divestitures on assets during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Natural Gas Pipelines
Impairment of goodwill	$1,000	$—	$1,000	$—
Gain on divestitures of long-lived assets	—	(10)	—	(10)
Products Pipelines
Impairment of long-lived and intangible assets(a)	—	—	21	—
Terminals
Impairment of long-lived and intangible assets(b)	5	—	5	—
CO2
Impairment of long-lived assets	—	—	350	—
Impairment of goodwill	—	—	600	—
Kinder Morgan Canada
Loss on divestiture of long-lived assets	—	—	—	2
Other gain on divestitures of long-lived assets	—	—	—	(2)
Pre-tax loss (gain) on divestitures and impairments, net	$1,005	$(10)	$1,976	$(10)
_______
(a)Six months ended June 30, 2020 impairment amount is associated with our Belton terminal.
(b)Three and six months ended June 30, 2020 impairment amount is associated with our Muscatine terminal

Long-lived Assets

As of March 31, 2020, for our CO2 assets, the long lived asset impairment test involved a Step 1 assessment as to whether each asset’s net book value is expected to be recovered from the estimated undiscounted future cash flows.

•To compute estimated future cash flows for our oil and gas producing properties, we used our reserve engineer’s estimates of proved and risk adjusted probable reserves. These estimates of proved and probable reserves are based upon historical performance along with adjustments for expected crude oil and natural gas field development. In calculating future cash flows, management utilized estimates of commodity prices based on a March 31, 2020 NYMEX forward curve adjusted for the impact of our existing sales contracts to determine the applicable net crude oil and NGL pricing for each property. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

•To compute estimated future cash flows for our CO2 source and transportation assets, volume forecasts were developed based on projected demand for our CO2 services based upon management’s projections of the availability of CO2 supply and the future demand for CO2 for use in enhanced oil recovery projects. The CO2 pricing assumption was a function of the March 31, 2020 NYMEX forward curve adjusted for the impact of existing sales contracts to determine the applicable net CO2 pricing. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

Certain oil and gas properties failed the first step. For these assets, we used a discounted cash flow analysis to estimate fair value. We applied a 10.5% discount rate, which we believe represented the estimated weighted average cost of capital of a theoretical market participant. Based on step two of our long lived assets impairment test, we recognized $350 million of impairments on those oil and gas producing properties where the total carrying value exceeded its total estimated fair market value as of March 31, 2020.

Goodwill

Changes in the amounts of our goodwill for the six months ended June 30, 2020 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Total
	(in millions)
Goodwill as of December 31, 2019	$14,249	$3,343	$1,528	$1,378	$151	$802	$21,451
Impairments	—	(1,000)	(600)	—	—	—	(1,600)
Goodwill as of June 30, 2020	$14,249	$2,343	$928	$1,378	$151	$802	$19,851

•Our May 31, 2020 goodwill impairment tests of the Products Pipelines, Products Pipelines Terminals, Natural Gas Pipelines Regulated and CO2 reporting units indicated that their fair values exceeded their carrying values. The results of our impairment analyses for our Products Pipelines, Terminals and CO2 reporting units, determined that each of the three reporting unit’s fair value was in excess of carrying value by less than 10%. For the Products Pipelines and Terminals reporting units, we used the market approach with assumptions similar to those described below for the Natural Gas Pipelines Non-Regulated reporting unit. For our May 31, 2020 goodwill impairment test of the CO2 reporting unit we used the income approach with assumptions similar to those used for its March 31, 2020 goodwill impairment test.

•In regards to our Natural Gas Pipelines Non-Regulated reporting unit, it experienced a sharp decline in customer demand for its services during the second quarter of 2020. This represented a timing lag from the initial economic decline impacts resulting from the severe downturn in the upstream energy industry, including our CO2 business, whereby oil and gas producing companies accelerated their shut down of wells and reduced production during the second quarter which consequently adversely impacted the demand for our midstream services. In addition, continued diminished (i) current and expected future commodity pricing and (ii) peer group market capitalization values provided further indicators that an impairment of goodwill had occurred for this reporting unit during the second quarter.

Our May 31, 2020 goodwill impairment test for the Natural Gas Pipelines Non-Regulated reporting unit utilized a weighted average of a market approach (25%) and income approach (75%) to estimate its fair value. We gave higher weighting to the income approach as we believe it was more representative of the value that would be received from a market participant.

The market approach was based on enterprise value (EV) to estimated 2020 EBITDA multiples for a selected number of peer group midstream companies with comparable operations and economic characteristics. We estimated the median EV to EBITDA multiple to be approximately 10x without consideration of any control premium. The income approach we used to determine fair value included an analysis of estimated discounted cash flows based on 6.5 years of projections and application of an exit multiple based on management’s expectations of a discount rate and exit multiple that would be applied by a theoretical market participant and for market transactions of comparable assets. We applied an approximate 8% discount rate to the undiscounted cash flow amounts which represents our estimate of the weighted average cost of capital of a theoretical market participant. The discounted cash flows included various assumptions on commodity volumes and prices for each underlying asset within the reporting unit, and as applicable applied to our existing contracts and expected future customer demand for such commodities. The fair value based on a weighting of the market and income approaches resulted in an implied EV to 2020 EBITDA multiple valuation of approximately 11x. Management believes this is a reasonable estimate of fair value based on comparable sales transactions and the fact that it implies a reasonable control premium at the reporting unit level.

The results of the Natural Gas Pipelines Non-Regulated reporting unit goodwill impairment analysis was a partial impairment of goodwill of approximately $1,000 million as of May 31, 2020.

•For our March 31, 2020 interim goodwill impairment test of the CO2 reporting unit, we applied an income approach to evaluate its fair value based on the present value of its cash flows that it is expected to generate in the future. Due to the uncertainty and volatility in market conditions within its peer group as of the test date, we did not incorporate the market approach to estimate fair value as of March 31, 2020.

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

The fair value estimates used in the long-lived asset and goodwill test were primarily based on Level 3 inputs of the fair value hierarchy.
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

As conditions warrant, we routinely evaluate our assets for potential triggering events such as those described above that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, equity investments, goodwill, other intangibles and property plant and equipment, including oil and gas properties and in-process construction. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to judgments related to customer credit worthiness, future volume expectations, current and future commodity prices, discount rates, regulatory environment, as well as general economic conditions and the related demand for products handled or transported by our assets. In the current worldwide economic and commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill which could result in further impairment charges. Because certain of our assets have been written down to fair value, or its fair value is close to carrying value, any deterioration in fair value could result in further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to not be recoverable.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2020	December 31, 2019
	(In millions, unless otherwise stated)
Current portion of debt
$4 billion credit facility due November 16, 2023	$—	$—
Commercial paper notes(a)	—	37
Current portion of senior notes
6.85%, due February 2020(b)	—	700
6.50%, due April 2020(c)	—	535
5.30%, due September 2020	600	600
6.50%, due September 2020	349	349
5.00%, due February 2021	750	—
3.50%, due March 2021	750	—
5.80%, due March 2021	400	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Kinder Morgan G.P. Inc, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock, due August 2057(d)	—	100
Current portion of other debt	46	45
Total current portion of debt	3,006	2,477

Long-term debt (excluding current portion)
Senior notes	29,267	30,164
EPC Building, LLC, promissory note, 3.967%, due 2020 through 2035	373	381
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	226	228
Total long-term debt	29,976	30,883
Total debt(e)	$32,982	$33,360
_______
(a)Weighted average interest rate on borrowings outstanding as of December 31, 2019 was 1.90%.
(b)On January 9, 2020, we sold the approximate 25 million shares of Pembina Pipeline Corporation (Pembina) common equity that we received as consideration for the sale of KML. We received proceeds of approximately $907 million ($764 million after tax) for the sale of the Pembina shares, which were used to repay debt that matured in February 2020. The fair value of the Pembina common equity of$925 million as of December 31, 2019 was reported as “Marketable securities at fair value” in the accompanying consolidated balance sheet.
(c)In April 2020, we repaid $535 million of maturing senior notes.
(d)In December 2019, we notified the holder of our intent to redeem these securities. As our notification was irrevocable, the outstanding balance was classified as current in our accompanying consolidated balance sheet as of December 31, 2019. We redeemed these securities, including accrued dividends, on January 15, 2020.
(e)Excludes our “Debt fair value adjustments” which, as of June 30, 2020 and December 31, 2019, increased our total debt balances by $1,465 million and $1,032 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

On February 24, 2020, TGP, a wholly owned subsidiary, issued in a private placement $1,000 million aggregate principal amount of its 2.90% senior notes due 2030 and received net proceeds of $991 million. These notes are guaranteed through the cross guarantee agreement discussed above.

Credit Facility

As of June 30, 2020, we had no borrowings outstanding under our $4.0 billion credit facility, no borrowings outstanding under our commercial paper program and $82 million in letters of credit. Our availability under our credit facility as of June 30, 2020 was $3,918 million. As of June 30, 2020, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$34,447	$37,937	$34,392	$38,016

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2020 and December 31, 2019.

4. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. In March 2020, we repurchased approximately 3.6 million of our Class P shares for approximately $50 million at an average price of approximately $13.94 per share. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

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

Common Stock Dividends

Holders of our common stock participate in common stock dividends declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Per common share cash dividend declared for the period	$0.2625	$0.25	$0.525	$0.50
Per common share cash dividend paid in the period	0.2625	0.25	0.5125	0.45

On July 22, 2020, our board of directors declared a cash dividend of $0.2625 per common share for the quarterly period ended June 30, 2020, which is payable on August 17, 2020 to common shareholders of record as of the close of business on August 3, 2020.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2019	$(7)	$—	$(326)	$(333)
Other comprehensive gain before reclassifications	40	1	16	57
Loss reclassified from accumulated other comprehensive loss	77	—	—	77
Net current-period change in accumulated other comprehensive (loss) income	117	1	16	134
Balance as of June 30, 2020	$110	$1	$(310)	$(199)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2018	$164	$(91)	$(403)	$(330)
Other comprehensive (loss) gain before reclassifications	(152)	24	15	(113)
Gain reclassified from accumulated other comprehensive loss	(5)	—	—	(5)
Net current-period change in accumulated other comprehensive income (loss)	(157)	24	15	(118)
Balance as of June 30, 2019	$7	$(67)	$(388)	$(448)

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

During the three months ended March 31, 2020, we entered into a floating-to-fixed interest rate swap agreement with a notional principal amount of $2,500 million, which was not designated as an accounting hedge. These agreements effectively fixed our LIBOR exposure for a portion of our fixed to floating rate interest rate swaps through 2020.

Energy Commodity Price Risk Management

As of June 30, 2020, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(21.5)	MMBbl
Crude oil basis	(4.1)	MMBbl
Natural gas fixed price	(42.9)	Bcf
Natural gas basis	(43.0)	Bcf
NGL fixed price	(1.1)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(3.0)	MMBbl
Crude oil basis	(1.7)	MMBbl
Natural gas fixed price	(10.7)	Bcf
Natural gas basis	16.1	Bcf
NGL fixed price	(1.7)	MMBbl

As of June 30, 2020, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2024.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2020:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$8,025	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Variable-to-fixed interest rate contracts	2,500	Mark-to-Market	December 2020
_______
(a)The principal amount of hedged senior notes consisted of $1,300 million included in “Current portion of debt” and $6,725 million included in “Long-term debt” on our accompanying consolidated balance sheet.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2020:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
_______
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$150	$31	$(17)	$(43)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	92	17	(2)	(8)
Subtotal		242	48	(19)	(51)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	128	45	(3)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	690	313	(9)	(1)
Subtotal		818	358	(12)	(1)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(22)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	22	46	(14)	—
Subtotal		22	46	(36)	(6)
Total		1,082	452	(67)	(58)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	16	8	(5)	(7)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	—	(1)	—
Subtotal		20	8	(6)	(7)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(6)	—
Subtotal		—	—	(6)	—
Total		20	8	(12)	(7)
Total derivatives		$1,102	$460	$(79)	$(65)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of June 30, 2020
Energy commodity derivative contracts(a)	$12	$250	$—	$262	$(22)	$(7)	$233
Interest rate contracts	—	818	—	818	(2)	—	816
Foreign currency contracts	—	22	—	22	(14)	—	8
As of December 31, 2019
Energy commodity derivative contracts(a)	$19	$37	$—	$56	$(19)	$(21)	$16
Interest rate contracts	—	358	—	358	—	—	358
Foreign currency contracts	—	46	—	46	(6)	—	40

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of June 30, 2020
Energy commodity derivative contracts(a)	$(16)	$(9)	$—	$(25)	$22	$—	$(3)
Interest rate contracts	—	(18)	—	(18)	2	—	(16)
Foreign currency contracts	—	(36)	—	(36)	14	—	(22)
As of December 31, 2019
Energy commodity derivative contracts(a)	$(3)	$(55)	$—	$(58)	$19	$—	$(39)
Interest rate contracts	—	(1)	—	(1)	—	—	(1)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
_______
(a)Level 1 consists primarily of NYMEX natural gas futures. Level 2 consists primarily of OTC WTI swaps, NGL swaps and crude oil basis swaps.
(b)Any cash collateral paid or received is reflected in this table, but only to the extent that it represents variation margins. Any amount associated with derivative prepayments or initial margins that are not influenced by the derivative asset or liability amounts or those that are determined solely on their volumetric notional amounts are excluded from this table.

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of operations and comprehensive (loss) income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(In millions)
Interest rate contracts	Interest, net	$26	$208	$459	$336

Hedged fixed rate debt(a)	Interest, net	$(28)	$(211)	$(468)	$(349)
_______
(a)As of June 30, 2020, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $827 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended June 30,			Three Months Ended June 30,
	2020	2019		2020	2019
	(In millions)
Energy commodity derivative contracts	$(273)	$75	Revenues—Commodity sales	$(84)	$(7)
			Costs of sales	(2)	10
Interest rate contracts	(1)	(1)	Earnings from equity investments(c)	—	2
Foreign currency contracts	28	8	Other, net	25	19
Total	$(246)	$82	Total	$(61)	$24

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Six Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
	(In millions)
Energy commodity derivative contracts	$114	$(170)	Revenues—Commodity sales	$(98)	$6
			Costs of sales	(5)	11
Interest rate contracts	(9)	(1)	Earnings from equity investments(c)	—	2
Foreign currency contracts	(53)	(26)	Other, net	3	(12)
Total	$52	$(197)	Total	$(100)	$7
_______
(a)We expect to reclassify an approximate $116 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2020 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the three months ended June 30, 2019, we recognized a $12 million gain associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Foreign currency contracts	$—	$(8)	$—	$(8)
Total	$—	$(8)	$—	$(8)

Derivatives not designated as hedging instruments	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$149	$14	$266	$24

	Costs of sales	2	(1)	6	(3)
	Earnings from equity investments(b)	—	2	—	2
Total(a)		$151	$15	$272	$23
_______
(a)The three and six months ended June 30, 2020 include approximate gains of $179 million and $253 million, respectively, and the three and six months ended June 30, 2019 include an approximate loss of $6 million and gain of $2 million, respectively. These gains and losses were associated with natural gas, crude and NGL derivative contract settlements.
(b)Amounts represent our share of an equity investee’s income (loss).

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2020 and December 31, 2019, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2020 and December 31, 2019, we had cash margins of $8 million and $15 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The balance at June 30, 2020 represents the net of our initial margin requirements of $15 million, offset by counterparty variation margin requirements of $7 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2020, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$796	$67	$189	$—	$—	$1,052
Fee-based services	157	182	95	10	(2)	442
Total services	953	249	284	10	(2)	1,494
Commodity sales
Natural gas sales	377	—	—	—	(1)	376
Product sales	102	49	3	134	(4)	284
Total commodity sales	479	49	3	134	(5)	660
Total revenues from contracts with customers	1,432	298	287	144	(7)	2,154
Other revenues(c)
Leasing services	114	42	132	11	—	299
Derivatives adjustments on commodity sales	(11)	—	—	75	—	64
Other	36	5	—	2	—	43
Total Other revenues	139	47	132	88	—	406
Total revenues	$1,571	$345	$419	$232	$(7)	$2,560

	Three Months Ended June 30, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$889	$84	$279	$—	$(1)	$1,251
Fee-based services	187	252	118	15	1	573
Total services	1,076	336	397	15	—	1,824
Commodity sales
Natural gas sales	607	—	—	—	(4)	603
Product sales	197	61	5	291	(10)	544
Total commodity sales	804	61	5	291	(14)	1,147
Total revenues from contracts with customers	1,880	397	402	306	(14)	2,971
Other revenues(c)
Leasing services	55	43	105	13	—	216
Derivatives adjustments on commodity sales	19	—	—	(12)	—	7
Other	14	2	—	3	1	20
Total Other revenues	88	45	105	4	1	243
Total revenues	$1,968	$442	$507	$310	$(13)	$3,214

	Six Months Ended June 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,661	$146	$378	$—	$—	$2,185
Fee-based services	350	442	216	23	(2)	1,029
Total services	2,011	588	594	23	(2)	3,214
Commodity sales
Natural gas sales	878	—	—	—	(3)	875
Product sales	238	158	6	366	(17)	751
Total commodity sales	1,116	158	6	366	(20)	1,626
Total revenues from contracts with customers	3,127	746	600	389	(22)	4,840
Other revenues(c)
Leasing services	227	84	261	21	—	593
Derivatives adjustments on commodity sales	41	—	—	127	—	168
Other	51	10	—	4	—	65
Total Other revenues	319	94	261	152	—	826
Total revenues	$3,446	$840	$861	$541	$(22)	$5,666

	Six Months Ended June 30, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,819	$164	$529	$—	$(2)	$2,510
Fee-based services	379	487	266	31	—	1,163
Total services	2,198	651	795	31	(2)	3,673
Commodity sales
Natural gas sales	1,361	—	—	1	(6)	1,356
Product sales	437	127	7	559	(16)	1,114
Total commodity sales	1,798	127	7	560	(22)	2,470
Total revenues from contracts with customers	3,996	778	802	591	(24)	6,143
Other revenues(c)
Leasing services	110	84	214	26	—	434
Derivatives adjustments on commodity sales	38	—	—	(9)	1	30
Other	25	4	—	7	—	36
Total Other revenues	173	88	214	24	1	500
Total revenues	$4,169	$866	$1,016	$615	$(23)	$6,643
_______
(a)Differences between the revenue classifications presented on the consolidated statements of operations and the categories for the disaggregated revenues by type of revenue above are primarily attributable to revenues reflected in the “Other revenues” category above (see note (c) below).
(b)Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with index-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.
(c)For the three and six months ended June 30, 2020 and 2019, amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 5 for additional information related to our derivative contracts.

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections.

As of June 30, 2020 and December 31, 2019, our contract asset balances were $34 million and $27 million, respectively. Of the contract asset balance at December 31, 2019, $17 million was transferred to accounts receivable during the six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, our contract liability balances were $241 million and $232 million, respectively. Of the contract liability balance at December 31, 2019, $47 million was recognized as revenue during the six months ended June 30, 2020.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2020 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Six months ended December 31, 2020	$2,252
2021	3,975
2022	3,258
2023	2,648
2024	2,302
Thereafter	14,722
Total	$29,157

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,565	$1,956	$3,426	$4,148
Intersegment revenues	6	12	20	21
Products Pipelines	345	442	840	866
Terminals
Revenues from external customers	418	506	859	1,014
Intersegment revenues	1	1	2	2
CO2	232	310	541	615
Corporate and intersegment eliminations	(7)	(13)	(22)	(23)
Total consolidated revenues	$2,560	$3,214	$5,666	$6,643

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$(3)	$1,088	$1,193	$2,291
Products Pipelines	227	307	496	583
Terminals	229	290	486	589
CO2	146	196	(609)	394
Kinder Morgan Canada	—	—	—	(2)
Total Segment EBDA	599	1,881	1,566	3,855
DD&A	(532)	(579)	(1,097)	(1,172)
Amortization of excess cost of equity investments	(35)	(19)	(67)	(40)
General and administrative and corporate charges	(157)	(155)	(322)	(316)
Interest, net	(395)	(452)	(831)	(912)
Income tax expense	(104)	(148)	(164)	(320)
Total consolidated net (loss) income	$(624)	$528	$(915)	$1,095

	June 30, 2020	December 31, 2019
	(In millions)
Assets
Natural Gas Pipelines	$48,375	$50,310
Products Pipelines	9,258	9,468
Terminals	8,786	8,890
CO2	2,695	3,523
Corporate assets(b)	2,670	1,966
Total consolidated assets	$71,784	$74,157
_______
(a)Includes revenues, earnings from equity investments, other, net, less operating expenses, loss (gain) on impairments and divestitures, net, and other income, net.
(b)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, including income tax related assets, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except percentages)
Income tax expense	$104	$148	$164	$320
Effective tax rate	(20.0)%	21.9%	(21.8)%	22.6%

While we would normally expect a federal income tax benefit from our loss before income taxes for the three and six months ended June 30, 2020, because these goodwill impairments do not generate a tax benefit, we incurred an income tax expense for these periods.

The effective tax rate for the three months ended June 30, 2020 is “negative” in relation to the statutory federal rate of 21% primarily due to the $1,000 million Natural Gas Pipelines Non-Regulated reporting unit impairment of non-tax deductible goodwill contributing to our loss before income taxes but not providing a tax benefit, partially offset by the dividend-received deductions from our investments in Citrus Corporation (Citrus) and Plantation Pipe Line Company (Plantation).

The effective tax rate for the six months ended June 30, 2020 is “negative” in relation to the statutory federal rate of 21% primarily due to the $1,600 million CO2 and Natural Gas Pipelines Non-Regulated reporting units’ impairment of non-tax deductible goodwill contributing to our loss before income taxes but not providing a tax benefit, partially offset by the refund of alternative minimum tax sequestration credits and dividend-received deductions from our investments in Citrus and Plantation.

The effective tax rate for the three and six months ended June 30, 2019 is higher than the statutory federal rate of 21% primarily due to state and foreign taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and Plantation.

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

FERC Inquiry Regarding the Commission’s Policy for Determining Return on Equity

On March 21, 2019, the FERC issued a notice of inquiry (NOI) seeking comments regarding whether the FERC should revise its policies for determining the base return on equity (ROE) used in setting cost of service rates charged by jurisdictional public utilities and interstate natural gas and liquids pipelines. The NOI sought comment on whether any aspects of the existing methodologies used by the FERC to set an ROE for a regulated entity should be changed, whether the ROE methodology should be the same across all three industries, and whether alternative methodologies should be considered. Comments were filed by industry groups, pipeline companies and shippers for review and evaluation by the FERC. On May 21, 2020, the FERC issued its Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines (Policy Statement). As it applies to natural gas and oil pipelines, the Policy Statement requires averaging the results of the discounted cash flow model and capital asset pricing model, giving equal weight to each model, retains its existing two-thirds/one-third weighting of short and long-term growth projections in the discounted cash flow model, and excludes the risk premium or expected earnings models, On other matters raised in this proceeding, the FERC declined to adopt rigid policy changes, and will address issues, such as the appropriate sources for data sets and the specific companies to use for a given proxy group, as those issues arise in future rate proceedings on a pipeline-by-pipeline, case-by-case basis. The Policy Statement does not result in any immediate changes to any existing rates or ROEs for any of our pipelines, and any future changes to rates or ROEs for a pipeline will depend on a variety of factors that remain to be determined when they are raised and argued in connection with future rate proceedings.
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

SFPP paid refunds to shippers in May 2019, in the IS08-390 proceeding as ordered by the FERC based on its denial of an income tax allowance. With respect to the various SFPP related complaints and protest proceedings at the FERC (including IS08-390), we estimate that the shippers are seeking approximately $50 million in annual rate reductions and approximately $425 million in refunds. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. However, to the extent the shippers are successful in one or more of the complaints or protest proceedings, SFPP estimates that applying the principles of FERC precedent, as applicable, as well as the compliance filing methodology recently approved by the FERC to pending SFPP cases would result in rate reductions and refunds substantially lower than those sought by the shippers.

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

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. On December 12, 2018, Eni S.p.A. filed a counterclaim seeking unspecified damages from GLNG. This lawsuit remains pending.

On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claims that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. By its second Notice of Arbitration, Eni USA seeks to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Court of Chancery. In response to the second Notice of Arbitration, GLNG filed a complaint with the Court of Chancery together with a motion seeking to permanently enjoin the arbitration. On January 10, 2020, the Court of Chancery entered an Order and Final Judgment granting GLNG’s motion to enjoin arbitration of the negligent misrepresentation claim, but denying the motion to enjoin arbitration of the breach of contract claims. The parties filed cross appeals of the Final Judgment. The Delaware cross appeals are scheduled to be argued to the Delaware Supreme Court on September 9, 2020, and the arbitration proceeding remains pending.

On December 20, 2019, GLNG’s remaining customer, Angola LNG Supply Services LLC (ALSS), filed a Notice of Arbitration seeking a declaration that its terminal use agreement should be deemed terminated as of March 1, 2016 on substantially the same terms and conditions as set forth in the arbitration award pertaining to Eni USA. ALSS also seeks a declaration that activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC in connection with the pursuit of an LNG liquefaction export project have given rise to a contractual right on the part of ALSS to terminate the agreement.  ALSS also seeks a monetary award directing GLNG to reimburse ALSS for all reservation charges and operating fees paid by ALSS after December 31, 2016 plus interest. A final decision in this arbitration is expected by the end of the second quarter of 2021.

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

General

As of June 30, 2020 and December 31, 2019, our total reserve for legal matters was $221 million and $203 million, respectively.

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

Uranium Mines in Vicinity of Cameron, Arizona

In the 1950s and 1960s, Rare Metals Inc., a historical subsidiary of EPNG, mined approximately 20 uranium mines in the vicinity of Cameron, Arizona, many of which are located on the Navajo Indian Reservation. The mining activities were in response to numerous incentives provided to industry by the U.S. to locate and produce domestic sources of uranium to support the Cold War-era nuclear weapons program. In May 2012, EPNG received a general notice letter from the EPA notifying EPNG of the EPA’s investigation of certain sites and its determination that the EPA considers EPNG to be a PRP within the meaning of CERCLA. In August 2013, EPNG and the EPA entered into an Administrative Order on Consent and Scope of Work pursuant to which EPNG is conducting environmental assessments of the mines and the immediate vicinity. On September 3, 2014, EPNG filed a complaint in the U.S. District Court for the District of Arizona seeking cost recovery and contribution from the applicable federal government agencies toward the cost of environmental activities associated with the mines. The U.S. District Court issued an order on April 16, 2019 that allocated 35% of past and future response costs to the U.S. The decision does not provide or establish the scope of a remedial plan with respect to the sites, nor does it establish the total cost for addressing the sites, all of which remain to be determined in subsequent proceedings and adversarial actions, if necessary, with the EPA. Until such issues are determined, we are unable to reasonably estimate the extent of our potential liability. Because costs associated with any remedial plan approved by the EPA are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

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

Louisiana Governmental Coastal Zone Erosion Litigation

Beginning in 2013, several parishes in Louisiana and the City of New Orleans filed separate lawsuits in state district courts in Louisiana against a number of oil and gas companies, including TGP and SNG. In these cases, the parishes and New Orleans, as Plaintiffs, allege that certain of the defendants’ oil and gas exploration, production and transportation operations were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended (SLCRMA) and that those operations caused substantial damage to the coastal waters of Louisiana and nearby lands. The Plaintiffs seek, among other relief, unspecified money damages, attorneys’ fees, interest, and payment of costs necessary to restore the affected areas. There are more than 40 of these cases pending in Louisiana against oil and gas companies, one of which is against TGP and one of which is against SNG, both described further below.

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana. Plaquemines Parish, along with intervenors, moved to remand the case to state court. In May 2019, the case was remanded to the state district court for Plaquemines Parish. At the same time, the U.S. District Court certified a federal jurisdiction issue for review by the U.S. Fifth Circuit Court of Appeals and in June 2019, the U.S. District Court stayed the remand order pending the outcome of that review. The case is effectively stayed pending resolution of the federal jurisdiction issue by the Court of Appeals. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We will continue to vigorously defend this case.

On March 29, 2019, the City of New Orleans and Orleans Parish (collectively, Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In May 2019, Orleans moved to remand the case to the state district court. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party; Parish of Cameron vs. Auster Oil & Gas, Inc., pending in U.S. District Court for the Western District of Louisiana; after which either party may move to re-open the case. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We will continue to vigorously defend this case.

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including two cases against TGP, two cases against SNG, and two cases against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The plaintiffs allege the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. One of these cases filed by Vintage Assets, Inc. and several landowners against SNG, TGP, and another defendant was tried in 2017 to the U.S. District Court for the Eastern District of Louisiana. On May 4, 2018, the U.S. District Court entered a judgment ruling in favor of the plaintiffs on certain of their contract claims. The U.S. District Court ordered the defendants to pay $1,104 in money damages, and issued a permanent injunction ordering the defendants to restore a total of 9.6 acres of land and maintain certain canals at widths designated by the right of way agreements in effect.  The Court stayed the judgment and the injunction pending appeal. The parties each filed a separate appeal to the U.S. Court of Appeals for the Fifth Circuit. In October 2018, the Court of Appeals dismissed the appeals for lack of subject matter jurisdiction. In April 2019, the case was remanded to the state district court for Plaquemines Parish, Louisiana for further proceedings. The case is set for trial October 5, 2020. We will continue to vigorously defend these cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business, financial position, results of operations or cash flows. As of both June 30, 2020 and December 31, 2019, we have accrued a total reserve for environmental liabilities in the amount of $259 million for each respective period. In addition, as of June 30, 2020 and December 31, 2019, we have recorded a receivable of $12 million and $15 million, respectively, for expected cost recoveries that have been deemed probable.

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began in the first quarter of 2020 continued to cause disruptions and volatility in the second quarter of 2020. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business in the second quarter, and we expect will continue to do so in the near term. Further, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry, including demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities.

The events as described above resulted in decreases of current and estimated long-term crude oil and NGL sale prices and volumes we expect to realize and in significant reductions to the market capitalization of many midstream and oil and gas producing companies. These events triggered us to review the carrying value of our long-lived assets and recoverability of goodwill as of March 31, 2020 and impacted our annual goodwill testing performed as of May 31, 2020. Our evaluations resulted in the recognition during the first six months of 2020 of a $350 million impairment for long-lived assets in our CO2 business segment and goodwill impairments of $1,000 million and $600 million to our Natural Gas Pipelines Non-Regulated and CO2 reporting units, respectively. For a further discussion of these impairments and our risk for future impairments, see Note 2, “Impairments.”

We have placed a priority on protecting our employees during this pandemic while continuing to provide essential services to our customers. We continue to follow the Centers for Disease Control guidelines for those employees that perform essential tasks in our operations and have taken a cautious enterprise-wide approach with a phased return to workplace process for our employees who are currently working remotely. During the first half of 2020, our incremental employee safety costs associated with COVID-19 mitigation have been less than $10 million, primarily for enhanced cleaning protocols and supplies. We continue to operate our assets safely and efficiently during this challenging period.

2020 Outlook

As previously announced, for 2020 our original budget contemplated DCF of approximately $5.1 billion ($2.24 per common share) and Adjusted EBITDA of approximately $7.6 billion. We now expect DCF to be below plan by slightly more than 10% and Adjusted EBITDA to be below plan by slightly more than 8%. As a result, we now expect to end 2020 with a Net Debt-to-Adjusted EBITDA ratio of approximately 4.7 times.

Market conditions also negatively impacted a number of planned expansion projects such that they are not needed at this time or no longer meet our internal return thresholds. We therefore expect the budgeted $2.4 billion expansion projects and contributions to joint ventures for 2020 to be lower by approximately $660 million. With this reduction, DCF less expansion capital expenditures is improved by over $100 million compared to budget, helping to keep our balance sheet strong. In addition, to help preserve flexibility and maintain balance sheet strength, our board of directors declared a dividend of $0.2625 per share, or $1.05 per share annualized, for the second quarter of 2020. This represents a 5% increase over the dividend declared for the second quarter of 2019 rather than the previously budgeted dividend of $0.3125, which would have been a 25% increase. We expect that our 2020 dividend payments as well as our 2020 discretionary spending will be funded with internally generated cash flow.

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

Remaining 6 Months Commodity Volume and Price Assumptions	Sensitivity Range	Potential Impact to 2020 Adjusted EBITDA and DCF (in millions, by segment)
		Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Total
Natural Gas Gathering and Processing Volumes
3,030 Bbtu/d	+/- 5%	$14				$14
Refined Products Volumes (gasoline, diesel and jet fuel)
1,619 MBbl/d for Products Pipelines (the following apply to both the Products Pipelines and Terminals segments)	+/- 5%		$17	$5		$22
Qtr 3: 11% - 12% reduction from budgeted quarter amount
Qtr 4: 5% reduction from budgeted quarter amount
Crude Oil & Condensate Pipeline Volumes
597 MBbl/d	+/- 5%		$7			$7
Crude Oil Production Volumes
44 MBbl/d, gross (31 MBbl/d, net)	+/- 5%				$11	$11
Crude Oil Price
$35/bbl	+/- $1/bbl WTI	$0.1	$0.6		$0.2	$0.9
NGL to Crude Oil Price Ratio
Natural Gas Pipelines 50% and CO2 35%	+/- 1%	$—			$0.2	$0.2
					Potential Impact to 2020 DCF (in millions)
1-Month/3-Month LIBOR Interest Rates(a)					Total
0.24% / 0.35%	+/- 10-bp				$1.9

Purpose of Outlook Assumptions and Sensitivity:
The above table provides key assumptions used in our 2020 forecast for the remaining six months of 2020 to incorporate the estimated impact of COVID-19 and commodity price declines. It also provides estimated financial impacts to 2020 Adjusted EBITDA and DCF for potential changes in those assumptions. These sensitivities are general estimates of anticipated impacts on our business segments and overall business of changes relative to our assumptions; the impact of actual changes may vary significantly depending on the affected asset, product and contract.
Notes:
(a)Sensitivity considers a combination of the 1-month and 3-month LIBOR rates. As of June 30, 2020, we had approximately $8.0 billion of fixed-to-floating interest rate swaps on our long-term debt. In March 2020, we fixed the LIBOR component on $2.5 billion of these swaps through the end of 2020 only. As a result, approximately 17% of the principal amount of our debt balance as of June 30, 2020 was subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps.

We do not provide budgeted net income attributable to Kinder Morgan, Inc. or budgeted net income, the GAAP financial measures most directly comparable to the non-GAAP financial measures of DCF and Adjusted EBITDA, respectively, due to the impracticality of quantifying certain components required by GAAP such as: unrealized gains and losses on derivatives marked-to-market and potential changes in estimates for certain contingent liabilities. See “—Results of Operations—Overview—Non-GAAP Financial Measures” below.

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

GAAP Financial Measures

The Consolidated Earnings Results for the three and six months ended June 30, 2020 and 2019 present Segment EBDA, net (loss) income and net (loss) income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items, our share of unconsolidated joint venture DD&A and income tax expense (net of our partners’ share of consolidating joint venture DD&A and income tax expense), and net income attributable to noncontrolling interests that is further adjusted for KML noncontrolling interests (net of its applicable Certain Items) for the periods presented through KML’s sale on December 16, 2019. Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is net (loss) income. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA” below.

Net Debt

Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. Net Debt is calculated by subtracting from debt (i) cash and cash equivalents; (ii) the preferred interest in the general partner of KMP (which was redeemed in January 2020); (iii) debt fair value adjustments; and (iv) the foreign exchange impact on Euro-denominated bonds for which we have entered into currency swaps. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents. Our Net Debt-to-Adjusted EBITDA ratio was 4.5 as of June 30, 2020.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2020	2019	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$(3)	$1,088	$(1,091)	(100)%
Products Pipelines	227	307	(80)	(26)%
Terminals	229	290	(61)	(21)%
CO2	146	196	(50)	(26)%
Total Segment EBDA	599	1,881	(1,282)	(68)%
DD&A	(532)	(579)	47	8%
Amortization of excess cost of equity investments	(35)	(19)	(16)	(84)%
General and administrative and corporate charges	(157)	(155)	(2)	(1)%
Interest, net	(395)	(452)	57	13%
(Loss) income before income taxes	(520)	676	(1,196)	(177)%
Income tax expense	(104)	(148)	44	30%
Net (loss) income	(624)	528	(1,152)	(218)%
Net income attributable to noncontrolling interests	(13)	(10)	(3)	(30)%
Net (loss) income attributable to Kinder Morgan, Inc.	$(637)	$518	$(1,155)	(223)%

	Six Months Ended June 30,
	2020	2019	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,193	$2,291	$(1,098)	(48)%
Products Pipelines	496	583	(87)	(15)%
Terminals	486	589	(103)	(17)%
CO2	(609)	394	(1,003)	(255)%
Kinder Morgan Canada	—	(2)	2	100%
Total Segment EBDA	1,566	3,855	(2,289)	(59)%
DD&A	(1,097)	(1,172)	75	6%
Amortization of excess cost of equity investments	(67)	(40)	(27)	(68)%
General and administrative and corporate charges	(322)	(316)	(6)	(2)%
Interest, net	(831)	(912)	81	9%
(Loss) income before income taxes	(751)	1,415	(2,166)	(153)%
Income tax expense	(164)	(320)	156	49%
Net (loss) income	(915)	1,095	(2,010)	(184)%
Net income attributable to noncontrolling interests	(28)	(21)	(7)	(33)%
Net (loss) income attributable to Kinder Morgan, Inc.	$(943)	$1,074	$(2,017)	(188)%
_______
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss (gain) on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(Loss) income before income taxes decreased $1,196 million and $2,166 million for the three and six months ended June 30, 2020, respectively, as compared to the respective prior year periods. The second quarter decrease was due primarily to a $1 billion non-cash impairment of goodwill associated with our Natural Gas Pipelines Non-Regulated reporting unit. The year-to-date decrease was due primarily to $1.95 billion of non-cash impairments of goodwill associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units and non-cash impairments of certain oil and gas producing assets in our CO2 business segment. The decreases in results were further impacted by lower earnings from all of our business segments primarily attributable to COVID-19-related reduced energy demand and commodity price impacts discussed above, the impact of the KML and U.S. Cochin Sale in the fourth quarter of 2019 on our Natural Gas Pipelines and Terminals business segments, partially offset by the benefit of expansion projects in our Natural Gas Pipelines business segment and by lower interest expense and DD&A expense.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended June 30,
	2020			2019
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$(3)	$1,019	$1,016	$1,088	$(17)	$1,071	$(55)
Products Pipelines	227	—	227	307	—	307	(80)
Terminals	229	—	229	290	—	290	(61)
CO2	146	10	156	196	(12)	184	(28)
Total Segment EBDA(a)	599	1,029	1,628	1,881	(29)	1,852	(224)
DD&A and amortization of excess cost of equity investments	(567)	—	(567)	(598)	—	(598)	31
General and administrative and corporate charges(a)	(157)	—	(157)	(155)	3	(152)	(5)
Interest, net(a)	(395)	(1)	(396)	(452)	(3)	(455)	59
(Loss) income before income taxes	(520)	1,028	508	676	(29)	647	(139)
Income tax expense(b)	(104)	(10)	(114)	(148)	5	(143)	29
Net (loss) income	(624)	1,018	394	528	(24)	504	(110)
Net income attributable to noncontrolling interests(a)	(13)	—	(13)	(10)	(1)	(11)	(2)
Net (loss) income attributable to Kinder Morgan, Inc.	$(637)	$1,018	$381	$518	$(25)	$493	$(112)

	Six Months Ended June 30,
	2020			2019
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,193	$1,002	$2,195	$2,291	$(19)	$2,272	$(77)
Products Pipelines	496	4	500	583	17	600	(100)
Terminals	486	—	486	589	—	589	(103)
CO2	(609)	940	331	394	(21)	373	(42)
Kinder Morgan Canada	—	—	—	(2)	2	—	—
Total Segment EBDA(a)	1,566	1,946	3,512	3,855	(21)	3,834	(322)
DD&A and amortization of excess cost of equity investments	(1,164)	—	(1,164)	(1,212)	—	(1,212)	48
General and administrative and corporate charges(a)	(322)	25	(297)	(316)	6	(310)	13
Interest, net(a)	(831)	—	(831)	(912)	(1)	(913)	82
(Loss) income before income taxes	(751)	1,971	1,220	1,415	(16)	1,399	(179)
Income tax expense(b)	(164)	(106)	(270)	(320)	7	(313)	43
Net (loss) income	(915)	1,865	950	1,095	(9)	1,086	(136)
Net income attributable to noncontrolling interests(a)	(28)	—	(28)	(21)	(1)	(22)	(6)
Net (loss) income attributable to Kinder Morgan, Inc.	$(943)	$1,865	$922	$1,074	$(10)	$1,064	$(142)
_______
(a)For a more detailed discussion of these Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net (loss) income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) decreased by $112 million and $142 million for the three and six months ended June 30, 2020, respectively, as compared to the respective prior year periods. Decreases in Adjusted Segment EBDA from the prior quarter and year-to-date periods were primarily due to lower earnings from all of our business segments primarily attributable to COVID-19-related reduced energy demand and commodity price impacts discussed above and the impact of the KML and U.S. Cochin Sale in the fourth quarter of 2019 on our Natural Gas Pipelines and Terminals business segments, partially offset by the benefit of expansion projects in our Natural Gas Pipelines business segment.

Non-GAAP Financial Measures

Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net (loss) income attributable to Kinder Morgan, Inc. (GAAP)	$(637)	$518	$(943)	$1,074
Total Certain Items	1,018	(25)	1,865	(10)
Adjusted Earnings(a)	381	493	922	1,064
DD&A and amortization of excess cost of equity investments for DCF(b)	659	691	1,350	1,399
Income tax expense for DCF(a)(b)	132	162	313	357
Cash taxes(c)	(5)	(51)	(8)	(64)
Sustaining capital expenditures(c)	(159)	(189)	(300)	(304)
Other items(d)	(7)	22	(15)	47
DCF	$1,001	$1,128	$2,262	$2,499

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,016	$1,071	$2,195	$2,272
Products Pipelines	227	307	500	600
Terminals	229	290	486	589
CO2	156	184	331	373
Adjusted Segment EBDA(a)	1,628	1,852	3,512	3,834
General and administrative and corporate charges(a)	(157)	(152)	(297)	(310)
KMI’s share of joint venture DD&A and income tax expense(a)(e)	110	119	229	245
Net income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)(a)	(13)	(2)	(28)	(5)
Adjusted EBITDA	1,568	1,817	3,416	3,764
Interest, net(a)	(396)	(455)	(831)	(913)
Cash taxes(c)	(5)	(51)	(8)	(64)
Sustaining capital expenditures(c)	(159)	(189)	(300)	(304)
KML noncontrolling interests DCF adjustments(f)	—	(16)	—	(31)
Other items(d)	(7)	22	(15)	47
DCF	$1,001	$1,128	$2,262	$2,499

Adjusted Earnings per common share	$0.17	$0.22	$0.40	$0.47
Weighted average common shares outstanding for dividends(g)	2,274	2,275	2,275	2,275
DCF per common share	$0.44	$0.50	$0.99	$1.10
Declared dividends per common share	$0.2625	$0.25	$0.525	$0.50
_______
(a)Amounts are adjusted for Certain Items. See tables included in “—Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA” and “—Supplemental Information” below.
(b)Includes KMI’s share of DD&A or income tax expense from joint ventures as applicable. 2019 amounts are also net of DD&A or income tax expense attributable to KML noncontrolling interests. See tables included in “—Supplemental Information” below.
(c)Includes KMI’s share of cash taxes or sustaining capital expenditures from joint ventures, as applicable. See tables included in “—Supplemental Information” below.
(d)Includes non-cash pension expense and non-cash compensation associated with our restricted stock program.

(e)KMI’s share of unconsolidated joint venture DD&A and income tax expense, net of consolidating joint venture partners’ share of DD&A.
(f)2019 amount represents the combined net income, DD&A and income tax expense adjusted for Certain Items, as applicable, attributable to KML noncontrolling interests. See table included in “—Supplemental Information” below.
(g)Includes restricted stock awards that participate in common share dividends.

Reconciliation of Net (Loss) Income (GAAP) to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
Net (loss) income (GAAP)	$(624)	$528	$(915)	$1,095
Certain Items:
Fair value amortization	(4)	(7)	(12)	(15)
Legal, environmental and taxes other than income tax reserves	—	—	(8)	17
Change in fair value of derivative contracts(a)	32	(18)	(4)	(8)
(Gain) loss on impairments and divestitures, net(b)	—	(7)	371	(5)
Loss on impairment of goodwill(c)	1,000	—	1,600	—
Income tax Certain Items	(10)	5	(106)	7
Noncontrolling interests associated with Certain Items	—	(1)	—	(1)
Other	—	3	24	(5)
Total Certain Items	1,018	(25)	1,865	(10)
DD&A and amortization of excess cost of equity investments	567	598	1,164	1,212
Income tax expense(d)	114	143	270	313
KMI’s share of joint venture DD&A and income tax expense(d)(e)	110	119	229	245
Interest, net(d)	396	455	831	913
Net income attributable to noncontrolling interests (net of KML noncontrolling interests(d))	(13)	(1)	(28)	(4)
Adjusted EBITDA	$1,568	$1,817	$3,416	$3,764
______
(a)Gains or losses are reflected in our DCF when realized.
(b)Six months ended June 30, 2020 amount includes: (i) a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil price and $21 million for asset impairments in our Products Pipelines business segment which are reported within “Loss (gain) on impairments and divestitures, net” on our Consolidated Earnings Results (GAAP) table above.
(c)Three and six months ended June 30, 2020 amounts include a non-cash impairment of goodwill associated with our Natural Gas Pipelines Non-Regulated reporting unit. Six months ended June 30, 2020 also includes a non-cash impairment of goodwill associated with our CO2 reporting unit.
(d)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(e)KMI’s share of unconsolidated joint venture DD&A and income tax expense, net of consolidating joint venture partners’ share of DD&A.

Supplemental Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions)
DD&A (GAAP)	$532	$579	$1,097	$1,172
Amortization of excess cost of equity investments (GAAP)	35	19	67	40
DD&A and amortization of excess cost of equity investments	567	598	1,164	1,212
Our share of joint venture DD&A	92	98	186	197
DD&A attributable to KML noncontrolling interests	—	(5)	—	(10)
DD&A and amortization of excess cost of equity investments for DCF	$659	$691	$1,350	$1,399

Income tax expense (GAAP)	$104	$148	$164	$320
Certain Items	10	(5)	106	(7)
Income tax expense(a)	114	143	270	313
Our share of taxable joint venture income tax expense(a)	18	21	43	48
Income tax expense attributable to KML noncontrolling interests(a)	—	(2)	—	(4)
Income tax expense for DCF(a)	$132	$162	$313	$357

Net income attributable to KML noncontrolling interests	$—	$8	$—	$16
KML noncontrolling interests associated with Certain Items	—	1	—	1
KML noncontrolling interests(a)	—	9	—	17
DD&A attributable to KML noncontrolling interests	—	5	—	10
Income tax expense attributable to KML noncontrolling interests(a)	—	2	—	4
KML noncontrolling interests DCF adjustments(a)	$—	$16	$—	$31

Net income attributable to noncontrolling interests (GAAP)	$13	$10	$28	$21
Less: KML noncontrolling interests(a)	—	9	—	17
Net (loss) income attributable to noncontrolling interests (net of KML noncontrolling interests(a))	13	1	28	4
Noncontrolling interests associated with Certain Items	—	1	—	1
Net (loss) income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)	$13	$2	$28	$5

Additional joint venture information:
Our share of joint venture DD&A	$92	$98	$186	$197
Our share of joint venture income tax expense(a)	18	21	43	48
Our share of joint venture DD&A and income tax expense(a)	$110	$119	$229	$245

Our share of taxable joint venture cash taxes	$(6)	$(34)	$(10)	$(34)

Our share of joint venture sustaining capital expenditures	$(26)	$(31)	$(52)	$(50)
______
(a)Amounts are adjusted for Certain Items.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except operating statistics)
Revenues	$1,571	$1,968	$3,446	$4,169
Operating expenses	(729)	(1,030)	(1,577)	(2,197)
(Loss) gain on impairments and divestitures, net	(1,000)	10	(1,000)	10
Other income	—	1	1	2
Earnings from equity investments	151	131	315	290
Other, net	4	8	8	17
Segment EBDA	(3)	1,088	1,193	2,291
Certain Items(a)(b)	1,019	(17)	1,002	(19)
Adjusted Segment EBDA	$1,016	$1,071	$2,195	$2,272

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(366)	(19)%	$(724)	(17)%
Adjusted Segment EBDA	(55)	(5)%	(77)	(3)%

Volumetric data(c)
Transport volumes (BBtu/d)	35,733	34,790	37,414	35,413
Sales volumes (BBtu/d)	2,112	2,323	2,303	2,327
Gathering volumes (BBtu/d)	3,043	3,323	3,202	3,312
NGLs (MBbl/d)	29	32	30	32
_______
Certain Items affecting Segment EBDA
(a)Includes revenue Certain Item amounts of $23 million and $(1) million for the three and six months ended June 30, 2020, respectively, and $(8) million for the three months ended June 30, 2019 primarily related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales.
(b)Includes non-revenue Certain Item amounts of $996 million and $1,003 million for the three and six months ended June 30, 2020, respectively, and $(9) million and $(19) million for the three and six months ended June 30, 2019, respectively. Three and six month 2020 amounts primarily resulted from a $1,000 million non-cash goodwill impairment on our Natural Gas Pipelines Non-Regulated reporting unit. Six month 2019 amount primarily relates to an increase in earnings for our share of certain equity investees’ amortization of regulatory liabilities.
Other
(c)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three and six-month periods ended June 30, 2020 and 2019:

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Midstream	$(72)	(24)%	$(411)	(37)%
West Region	(15)	(6)%	(7)	(2)%
East Region	32	6%	51	10%
Intrasegment eliminations	—	—%	1	25%
Total Natural Gas Pipelines	$(55)	(5)%	$(366)	(19)%

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Midstream	$(115)	(17)%	$(825)	(34)%
West Region	(14)	(3)%	3	—%
East Region	52	5%	96	9%
Intrasegment eliminations	—	—%	2	29%
Total Natural Gas Pipelines	$(77)	(3)%	$(724)	(17)%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2020 and 2019:
•Midstream’s decreases of $72 million (24%) and $115 million (17%), respectively, were primarily due to (i) decreases of $38 million and $72 million, respectively, related to the sale of the Cochin Pipeline on December 16, 2019 to Pembina; (ii) lower volumes on KinderHawk, Oklahoma and Hiland Midstream assets; (iii) lower prices on South Texas assets; and (iv) lower contract rates on our North Texas assets. These decreases were partially offset by higher equity earnings due to the Gulf Coast Express Pipeline being placed in service in September 2019. Overall Midstream’s revenues decreased in both the three and six-month periods primarily due to lower commodity prices which was largely offset by corresponding decreases in costs of sales;
•West Region’s decreases of $15 million (6%) and $14 million (3%), respectively, were primarily due to decreases in earnings from (i) Ruby Pipeline Company, L.L.C. primarily due to lower transportation revenues and an increase in operating expenses due to the recognition of a credit loss reserve associated with a shipper; (ii) EPNG driven by higher operating expenses; and (iii) Cheyenne Plains Gas Pipeline Company, L.L.C. as a result of the expiration of one shipper’s contract, partially offset by increased earnings from CIG resulting from an expansion project in the Denver Julesburg basin; and
•East Region’s increases of $32 million (6%) and $52 million (5%), respectively, were primarily due to increases in earnings from ELC and Southern LNG Company, L.L.C. resulting from six of ten liquefaction units (part of the Elba Liquefaction project) being placed into service in the later part of 2019 and first six months of 2020, partially offset by reduced contributions from TGP due to mild weather in the Northeast and the impact of the FERC 501-G rate settlement.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except operating statistics)
Revenues	$345	$442	$840	$866
Operating expenses	(131)	(157)	(352)	(323)
Loss on impairments and divestitures, net	—	—	(21)	—
Earnings from equity investments	13	17	28	35
Other, net	—	5	1	5
Segment EBDA	227	307	496	583
Certain Items(a)	—	—	4	17
Adjusted Segment EBDA	$227	$307	$500	$600

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(97)	(22)%	$(26)	(3)%
Adjusted Segment EBDA	(80)	(26)%	(100)	(17)%

Volumetric data(b)
Gasoline(c)	762	1,090	862	1,035
Diesel fuel	371	379	365	358
Jet fuel	98	303	196	298
Total refined product volumes	1,231	1,772	1,423	1,691
Crude and condensate	479	651	590	647
Total delivery volumes (MBbl/d)	1,710	2,423	2,013	2,338
_______
Certain Items affecting Segment EBDA
(a)Includes non-revenue Certain Item amounts of $4 million and $17 million for the six months ended June 30, 2020 and 2019, respectively. Six month 2020 amount includes a non-cash loss on impairment of our Belton Terminal of $21 million and a $17 million favorable adjustment for tax reserves, other than income taxes. Six month 2019 amount is related to an unfavorable adjustment of tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three and six-month periods ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Crude and Condensate	$(32)	(28)%	$(53)	(30)%
West Coast Refined Products	(30)	(24)%	(33)	(18)%
Southeast Refined Products	(18)	(27)%	(11)	(13)%
Total Products Pipelines	$(80)	(26)%	$(97)	(22)%

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Crude and Condensate	$(49)	(21)%	$1	—%
West Coast Refined Products	(20)	(8)%	(26)	(7)%
Southeast Refined Products	(31)	(23)%	(1)	(1)%
Total Products Pipelines	$(100)	(17)%	$(26)	(3)%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2020 and 2019:
•Crude and Condensate’s decreases of $32 million (28%) and $49 million (21%), respectively, were primarily due to decreased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC) and the Bakken Crude assets. KMCC’s decreased earnings were due to lower contracted rates and lower volumes. The Bakken Crude assets decreased earnings were primarily driven by lower volumes. KMCC and Bakken Crude assets year-to-date decreases were also impacted by unfavorable inventory valuation adjustments driven by declines in commodity prices during the first quarter of 2020;
•West Coast Refined Products’ decreases of $30 million (24%) and $20 million (8%), respectively, were due to decreased earnings on Pacific (SFPP) operations, Calnev Pipe Line LLC and West Coast terminals driven by lower services revenues as a result of a reduction in volumes due to COVID-19; and
•Southeast Refined Products’ decreases of $18 million (27%) and $31 million (23%), respectively, were primarily due to decreased earnings from our South East Terminals and a decrease in equity earnings from Plantation Pipe Line as a result of decreased transportation revenues driven by lower volumes and prices due to COVID-19. Year-to-date decrease was also impacted by lower earnings from our Transmix processing operations driven by unfavorable inventory adjustments resulting from commodity price declines during the first quarter 2020.
Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except operating statistics)
Revenues	$419	$507	$861	$1,016
Operating expenses	(193)	(221)	(385)	(437)
Loss on divestitures and impairments, net	(5)	—	(5)	—
Earnings from equity investments	7	4	12	9
Other, net	1	—	3	1
Segment EBDA	229	290	486	589
Certain Items	—	—	—	—
Adjusted Segment EBDA	$229	$290	$486	$589

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(88)	(17)%	$(155)	(15)%
Adjusted Segment EBDA	(61)	(21)%	(103)	(17)%

Volumetric data(a)
Liquids leasable capacity (MMBbl)	79.4	79.3	79.4	79.3
Liquids utilization %(b)	95.5%	93.4%	95.5%	93.4%
Bulk transload tonnage (MMtons)	11.1	14.2	24.0	27.9

Other
(a)Volumes for assets sold are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three and six-month periods ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(32)	(100)%	$(48)	(100)%
Gulf Liquids	(14)	(17)%	(7)	(6)%
Mid Atlantic	(7)	(37)%	(7)	(22)%
West Coast	(6)	(100)%	(17)	(100)%
All others (including intrasegment eliminations)	(2)	(1)%	(9)	(3)%
Total Terminals	$(61)	(21)%	$(88)	(17)%

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(65)	(100)%	$(97)	(100)%
Gulf Liquids	(16)	(10)%	(6)	(3)%
Mid Atlantic	(9)	(24)%	(12)	(18)%
West Coast	(12)	(100)%	(33)	(100)%
All others (including intrasegment eliminations)	(1)	—%	(7)	(1)%
Total Terminals	$(103)	(17)%	$(155)	(15)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2020 and 2019:
•the Sale of KML assets to Pembina on December 16, 2019, which accounted for the decreases on our Alberta Canada terminals and our West Coast terminals;
•decreases of $14 million (17%) and $16 million (10%), respectively, from our Gulf Liquids terminals primarily driven by lower volumes and associated ancillary fees related to demand reduction attributable to COVID-19 as well as tanks being temporarily off-lease as they are transitioned to new customers following the termination of a major customer contract; and
•decreases of $7 million (37%) and $9 million (24%), respectively, from our Mid Atlantic terminals primarily due to lower coal volumes at our Pier IX facility driven by coal market weakness largely attributable to demand reduction associated with COVID-19.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In millions, except operating statistics)
Revenues	$232	$310	$541	$615
Operating expenses	(91)	(123)	(213)	(240)
Loss on impairments and divestitures, net	—	—	(950)	—
Earnings from equity investments	5	9	13	19
Segment EBDA	146	196	(609)	394
Certain Items(a)(b)	10	(12)	940	(21)
Adjusted Segment EBDA	$156	$184	$331	$373

Change from prior period	Increase/(Decrease)
Adjusted revenues	$(56)	(19)%	$(63)	(11)%
Adjusted Segment EBDA	(28)	(15)%	(42)	(11)%

Volumetric data
SACROC oil production	22.0	24.4	22.6	24.4
Yates oil production	6.7	7.3	6.9	7.3
Katz and Goldsmith oil production	2.5	3.8	2.9	4.0
Tall Cotton oil production	1.8	2.4	2.1	2.5
Total oil production, net (MBbl/d)(c)	33.0	37.9	34.5	38.2
NGL sales volumes, net (MBbl/d)(c)	9.4	10.4	9.6	10.2
CO2 production, net (Bcf/d)	0.4	0.6	0.5	0.6
Realized weighted average oil price per Bbl	$50.31	$49.95	$52.56	$49.31
Realized weighted average NGL price per Bbl	$15.84	$23.58	$17.84	$24.75
_______
Certain Items affecting Segment EBDA
(a)Includes revenue Certain Item amounts of $10 million and $(10) million for the three and six months ended June 30, 2020, respectively, and $(12) million and $(21) million for the three and six months ended June 30, 2019, respectively, related to unrealized (gains) losses associated with derivative contracts used to hedge forecasted commodity sales.
(b)Includes non-revenue Certain Item amount of $950 million for the six months ended June 30, 2020 resulting from a $600 million goodwill impairment on our CO2 reporting unit and non-cash impairments of $350 million on most of our oil and gas producing assets.
Other
(c)Net of royalties and outside working interests.

Below are the changes in both Adjusted Segment EBDA and adjusted revenues, in the comparable three and six-month periods ended June 30, 2020 and 2019.

Three Months Ended June 30, 2020 versus Three Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation activities	$(24)	(33)%	$(29)	(30)%
Oil and Gas Producing activities	(4)	(4)%	(32)	(16)%
Intrasegment eliminations	—	—%	5	83%
Total CO2	$(28)	(15)%	$(56)	(19)%

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

	Adjusted Segment EBDA increase/(decrease)		Adjusted revenues increase/(decrease)
	(In millions, except percentages)
Source and Transportation activities	$(38)	(25)%	$(45)	(23)%
Oil and Gas Producing activities	(4)	(2)%	(27)	(7)%
Intrasegment eliminations	—	—%	9	69%
Total CO2	$(42)	(11)%	$(63)	(11)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2020 and 2019:
•decreases of $24 million (33%) and $38 million (25%), respectively, from our Source and Transportation activities primarily due to decreases of $31 million and $49 million, respectively, related to lower CO2 sales volumes partially offset by lower operating expenses of $8 million and $13 million, respectively; and
•decreases of $4 million (4%) and $4 million (2%), respectively, from our Oil and Gas Producing activities primarily due to (i) lower volumes which decreased revenues by $28 million and $35 million, respectively; and (ii) lower NGL prices which decreased revenues by $9 million and $16 million, respectively, offset by (i) higher realized crude oil prices which increased revenues by $5 million and $24 million, respectively; and (ii) lower operating expenses of $23 million and $18 million, respectively.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2020.

	Remaining 2020	2021	2022	2023	2024
Crude Oil(a)
Price ($/barrel)	$55.84	$53.48	$53.28	$50.14	$43.03
Volume (barrels per day)	30,948	17,400	8,400	5,150	850
NGLs
Price ($/barrel)	$27.62	$24.39
Volume (barrels per day)	6,065	575
Midland-to-Cushing Basis Spread
Price ($/barrel)	$0.14
Volume (barrels per day)	31,100
_______
(a)Includes West Texas Intermediate hedges.

General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended June 30,		Earnings increase/(decrease
	2020	2019
	(In millions, except percentages)
General and administrative (GAAP)	$(155)	$(148)	$(7)	(5)%
Corporate charges	(2)	(7)	5	71%
Certain Items(a)	—	3	(3)	(100)%
General and administrative and corporate charges(b)	$(157)	$(152)	$(5)	(3)%

Interest, net (GAAP)	$(395)	$(452)	$57	13%
Certain Items(c)	(1)	(3)	2	67%
Interest, net(b)	$(396)	$(455)	$59	13%

Net income attributable to noncontrolling interests (GAAP)	$(13)	$(10)	$(3)	(30)%
Certain Items	—	(1)	1	100%
Net income attributable to noncontrolling interests(b)	$(13)	$(11)	$(2)	(18)%

	Six Months Ended June 30,		Earnings increase/(decrease)
	2020	2019
	(In millions, except percentages)
General and administrative (GAAP)	$(308)	$(302)	$(6)	(2)%
Corporate charges	(14)	(14)	—	—%
Certain Items(a)	25	6	19	317%
General and administrative and corporate charges(b)	$(297)	$(310)	$13	4%

Interest, net (GAAP)	$(831)	$(912)	$81	9%
Certain Items(c)	—	(1)	1	100%
Interest, net(b)	$(831)	$(913)	$82	9%

Net income attributable to noncontrolling interests (GAAP)	$(28)	$(21)	$(7)	(33)%
Certain Items	—	(1)	1	100%
Net income attributable to noncontrolling interests(b)	$(28)	$(22)	$(6)	(27)%
Certain items
(a)Six month 2020 amount includes an increase in expense of $23 million associated with the non-cash fair value adjustment and the dividend on the Pembina common stock.
(b)Amounts are adjusted for Certain Items.
(c)Three and six month 2020 amounts include (i) decreases in interest expense of $4 million and $12 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases in expense of $3 million and $14 million respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt. Three and six month 2019 amounts include (i) decreases in interest expense of $7 million and $15 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases in expense of $3 million and $13 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.

General and administrative expenses and corporate charges adjusted for Certain Items increased $5 million and decreased $13 million for the three and six months ended June 30, 2020, respectively, when compared with the respective prior year periods. The second quarter increase was primarily due to lower capitalized costs of $24 million reflecting the COVID-19-related cutback on capital projects by our CO2 and Natural Gas Pipelines business segments and our Gulf Coast project being placed in service in September 2019, partially offset by lower pension expenses of $11 million and lower expenses of $6 million due to the sale of KML. The year-to-date decrease was primarily due to lower expenses of $20 million due to the sale of KML, lower pension expenses of $23 million, $7 million lower benefit-related costs and a 2019 project write-off in our Terminals segment, partially offset by lower capitalized costs of $39 million reflecting the COVID-19-related cutback on capital projects by our CO2 and Natural Gas Pipelines business segments and our Gulf Coast project being placed in service in September 2019.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net of interest income adjusted for Certain Items for the three and six months ended June 30, 2020 when compared with the respective prior year periods decreased $59 million and $82 million, respectively, primarily due to lower weighted average long-term debt balances and lower LIBOR rates partially offset by lower capitalized interest.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2020 and December 31, 2019, approximately 17% and 27%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us. Net income attributable to noncontrolling interests for the three and six months ended June 30, 2020 when compared with the respective prior year periods increased $2 million and $6 million, respectively.

Income Taxes

Our tax expense for the three months ended June 30, 2020 was approximately $104 million as compared with $148 million for the same period of 2019. The $44 million decrease in tax expense was due primarily to lower pre-tax book income in the 2020 period.

Our tax expense for the six months ended June 30, 2020 was approximately $164 million as compared with $320 million for the same period of 2019. The $156 million decrease in tax expense was due primarily to (i) lower pre-tax book income in the 2020 period; (ii) lower foreign income taxes as a result of the KML and U.S. Cochin Sale in 2019; and (iii) the refund of alternative minimum tax sequestration credits in 2020.

Liquidity and Capital Resources

General

As of June 30, 2020, we had $526 million of “Cash and cash equivalents,” an increase of $341 million from December 31, 2019. Additionally, as of June 30, 2020, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $2,232 million and $2,098 million in the first six months of 2020 and 2019, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We expect the negative impact of the decline in commodity prices and refined product demand to continue in the near term, which will negatively affect our operating cash flows; however, we continue to expect that our short-term liquidity needs will be met through retained cash from operations, short-term borrowings or by issuing new long-term debt to refinance certain of our maturing long-term debt obligations.

Due to the significant uncertainty regarding the length and impact of COVID-19 on the energy industry and potential impacts to our business, and to preserve flexibility and to continue strengthening our cash position, we announced a 5% increase in our dividend for each of the first and second quarters of 2020 over the fourth quarter of 2019, a reduction in our planned 25% dividend increase, and a reduction of approximately $660 million in our estimated capital expansion for 2020 as a number of planned expansion projects no longer meet our internal return thresholds. As a result, we continue to be able to fully fund our dividend payments as well as all of our discretionary spending in 2020. We expect to access the debt capital markets from time to time to refinance our maturing long-term debt. Given our revolver availability relative to debt maturing in the next eighteen months, we have significant flexibility on the timing of refinancing those obligations.

To refinance construction costs of its recent expansions, on February 24, 2020, TGP, a wholly owned subsidiary, issued in a private placement $1,000 million aggregate principal amount of its 2.90% senior notes due 2030 and received net proceeds of $991 million. We used the proceeds to repay maturing debt. Additionally, during March 2020 we opportunistically repurchased approximately 3.6 million of our Class P shares for approximately $50 million at an average price including commissions of $13.94 per share.

Short-term Liquidity

As of June 30, 2020, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $4.0 billion revolving credit facility and associated commercial paper program. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Letters of credit and commercial paper borrowings reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the impacts of COVID-19 with respect to our ability to access funding through our credit facility.

As of June 30, 2020, our $3,006 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. During 2020, we used the proceeds from the sale of the Pembina common equity that we received for the sale of KML to reduce debt. Otherwise, as our debt becomes due, we intend to fund our short-term debt primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2019 was $2,477 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,712 million and $1,862 million as of June 30, 2020 and December 31, 2019, respectively.  Our current liabilities may include short-term borrowings, which we may periodically replace with long-term financing and/or pay down using cash from operations. The overall $850 million unfavorable change from year-end 2019 was primarily due to (i) an increase of approximately $665 million in senior notes that mature in the next twelve months; (ii) a decrease of $925 million related to the sale of Pembina common equity in January 2020; partially offset by (i) an increase in cash and cash equivalents of $341 million; (ii) a favorable fair value adjustment of $211 million on derivative contracts in 2020; and (iii) the $100 million repayment of the preferred interest in Kinder Morgan G.P. Inc. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. The balance of our allowance for credit losses as of June 30, 2020 and December 31, 2019, was $20 million and $9 million, respectively, reflected in “Other current assets” on our consolidated balance sheets, which includes reserves for counterparty bankruptcies recorded during the six months ended June 30, 2020. Our outlook as discussed under “—2020 Outlook” takes into account the estimated impact for 2020 attributable to counterparty bankruptcy filings to date. See also our “Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, Part II, Item 1A. Risk Factors —Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.”

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

Our capital expenditures for the six months ended June 30, 2020, and the amount we expect to spend for the remainder of 2020 to sustain and grow our businesses are as follows:

	Six Months Ended June 30, 2020	2020 Remaining	Total 2020(a)
	(In millions)
Sustaining capital expenditures(b)(c)	$300	$354	$654
Discretionary capital investments(c)(d)(e)	1,024	707	1,731
_______
(a)Amounts include reductions due to revised outlook, as discussed above in “—General.”
(b)Six months ended June 30, 2020, 2020 Remaining, and Total 2020 amounts include $52 million, $66 million, and $118 million, respectively, for our proportionate share of certain equity investees’ and certain consolidating joint venture subsidiaries’ sustaining capital expenditures.
(c)Six months ended June 30, 2020 amount include $4 million of net changes from accrued capital expenditures, contractor retainage, and other.
(d)Six months ended June 30, 2020 amount includes $305 million of our contributions to certain unconsolidated joint ventures for capital investments.
(e)Amounts include our actual or estimated contributions to certain equity investees, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2019 in our 2019 Form 10-K.

Commitments for the purchase of property, plant and equipment as of June 30, 2020 and December 31, 2019 were $321 million and $439 million, respectively. The decrease of $118 million was primarily driven by capital commitments related to our Natural Gas Pipelines business segment.

Cash Flows

Operating Activities

Cash provided by operating activities increased $134 million in the six months ended June 30, 2020 compared to the respective 2019 period primarily due to:
•a $172 million increase in cash related to accrued taxes driven largely by the $136 million of net income tax payments in the 2020 period compared to $370 million of net income tax payments in the 2019 period, which in both periods were primarily for foreign income taxes associated with the sale of certain Canadian assets in the respective periods. The income tax payments for the 2020 period are net of a $20 million refund related to alternative minimum tax sequestration credits; and
•a $38 million decrease in cash from other operating activities in the 2020 period compared to the 2019 period.

Investing Activities

Cash used in investing activities decreased $1,554 million for the six months ended June 30, 2020 compared to the respective 2019 period primarily attributable to:

•an $827 million increase in cash primarily due to $907 million of proceeds received from the sale of the Pembina shares in the 2020 period;
•a $587 million decrease in cash used for contributions to equity investments driven by lower contributions to Gulf Coast Express Pipeline LLC, Citrus Corporation, Fayetteville Express Pipeline LLC, and Permian Highway Pipeline LLC in the 2020 period compared with the 2019 period, partially offset by contributions made to SNG in the 2020 period; and
•a $215 million decrease in capital expenditures in the 2020 period over the comparative 2019 period primarily due to lower expenditures on the Elba Liquefaction expansion and also reflecting our cutback of planned capital projects in the wake of COVID-19.

Financing Activities

Cash used in financing activities decreased $1,764 million for the six months ended June 30, 2020 compared to the respective 2019 period primarily attributable to:

•a $1,190 million net decrease in cash used related to debt activity as a result of lower net debt payments in the 2020 period compared to the 2019 period; and
•an $879 million increase in cash reflecting distribution of the TMPL sale proceeds to the owners of KML restricted voting shares in the 2019 period; partially offset by,
•a $142 million increase in dividend payments to our common shareholders; and
•a $101 million decrease in contributions received from investment partner and noncontrolling interests primarily driven by lower contributions received from EIG Global Energy Partners in the 2020 period compared to the 2019 period.

Common Stock Dividends

We expect to declare common stock dividends of $1.05 per share on our common stock for 2020. The table below reflects our 2020 common stock dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
December 31, 2019	$0.25	January 22, 2020	February 3, 2020	February 18, 2020
March 31, 2020	0.2625	April 22, 2020	May 4, 2020	May 15, 2020
June 30, 2020	0.2625	July 22, 2020	August 3, 2020	August 17, 2020

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

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X that we early adopted effective January 1, 2020.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2020.”

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

Excluding fair value adjustments, as of June 30, 2020 and December 31, 2019, the Obligated Group had $32,140 million and $32,409 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2020	December 31, 2019
	(In millions)
Current assets	$2,158	$1,918
Current assets - affiliates	1,171	1,146
Noncurrent assets	62,249	63,298
Noncurrent assets - affiliates	606	441
Total Assets	$66,184	$66,803

Current liabilities	$4,818	$4,569
Current liabilities - affiliates	1,212	1,139
Noncurrent liabilities	33,092	33,612
Noncurrent liabilities - affiliates	1,475	1,325
Total Liabilities	40,597	40,645
Redeemable noncontrolling interest	768	803
Kinder Morgan, Inc.’s stockholders’ equity	24,819	25,355
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$66,184	$66,803

Summarized Combined Income Statement Information	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(In millions)
Revenues	$2,331	$5,187
Operating (loss) income	(218)	244
Net loss	(497)	(350)

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

Item 4.  Controls and Procedures.

As of June 30, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2019 Form 10-K and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended June 30, 2020.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit
Number      Description

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2020.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019; (ii) our Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2020 and 2019; (iii) our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; (v) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 24, 2020	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)