Form 10-K
period 2020-12-31
KINDER MORGAN, INC.
filed 2021-02-05
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2020 was approximately $29,459,747,400.  As of February 4, 2021, the registrant had 2,264,450,220 Class P shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY
Company Abbreviations

Calnev	=	Calnev Pipe Line LLC	KMLT	=	Kinder Morgan Liquid Terminals, LLC
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.
EagleHawk	=	EagleHawk Field Services LLC	KMTP	=	Kinder Morgan Texas Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	MEP	=	Midcontinent Express Pipeline LLC
EIG	=	EIG Global Energy Partners	NGPL	=	Natural Gas Pipeline Company of America LLC and certain affiliates
ELC	=	Elba Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
FEP	=	Fayetteville Express Pipeline LLC	SFPP	=	SFPP, L.P.
Hiland	=	Hiland Partners, LP	SLNG	=	Southern LNG Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	SNG	=	Southern Natural Gas Company, L.L.C.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMGP	=	Kinder Morgan G.P., Inc.	TMEP	=	Trans Mountain Expansion Project
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TMPL	=	Trans Mountain Pipeline System
			Trans Mountain	=	Trans Mountain Pipeline ULC
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
			WIC	=	Wyoming Interstate Company, L.L.C.
KMLP	=	Kinder Morgan Louisiana Pipeline LLC	WYCO	=	WYCO Development L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
2017 Tax Reform	=	The Tax Cuts & Jobs Act of 2017	GAAP	=	United States Generally Accepted Accounting Principles
/d	=	per day	IPO	=	Initial Public Offering
AFUDC	=	allowance for funds used during construction	LIBOR	=	London Interbank Offered Rate
BBtu	=	billion British Thermal Units	LLC	=	limited liability company
Bcf	=	billion cubic feet	LNG	=	liquefied natural gas
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl	=	thousand barrels
			MMBbl	=	million barrels
C$	=	Canadian dollars	MMtons	=	million tons
CO2	=	carbon dioxide or our CO2 business segment	NEB	=	Canadian National Energy Board
COVID-19	=	Coronavirus Disease 2019, a widespread contagious disease, or the related pandemic declared and resulting worldwide economic downturn	NGL	=	natural gas liquids
			NYMEX	=	New York Mercantile Exchange
CPUC	=	California Public Utilities Commission	NYSE	=	New York Stock Exchange
DCF	=	distributable cash flow	OTC	=	over-the-counter
DD&A	=	depreciation, depletion and amortization	PHMSA	=	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Dth	=	dekatherms
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments
			ROU	=	Right-of-Use
			SEC	=	United States Securities and Exchange Commission
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	U.S.	=	United States of America
			WTI	=	West Texas Intermediate
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology.  In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements.  Forward-looking statements in this report include, among others, express or implied statements pertaining to: the long-term demand for our assets and services, the future impact on our business of the global economic consequences of the COVID-19 pandemic, including the timing and extent of any economic recovery, and our anticipated dividends and capital projects, including expected completion timing and benefits of those projects.

Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results may differ materially from those expressed in our forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or accurately predict.  Specific factors that could cause actual results to differ from those in our forward-looking statements include:

•changes in supply of and demand for natural gas, NGL, refined petroleum products, oil, CO2, electricity, petroleum coke, steel and other bulk materials and chemicals and certain agricultural products in North America;

•economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;

•competition from other pipelines, terminals or other forms of transportation, or from emerging technologies such as CO2 capture and sequestration;

•changes in our tariff rates required by the FERC, the CPUC or another regulatory agency;

•the timing and success of our business development efforts, including our ability to renew long-term customer contracts at economically attractive rates;

•our ability to safely operate and maintain our existing assets and to access or construct new assets including pipelines, terminals, gas processing, gas storage and NGL fractionation capacity;

•our ability to attract and retain key management and operations personnel;

•difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;

•shut-downs or cutbacks at major refineries, petrochemical or chemical plants, natural gas processing plants, ports, utilities, military bases or other businesses that use our services or provide services or products to us;

•changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the shale plays in North Dakota, Oklahoma, Ohio, Pennsylvania and Texas, and the U.S. Rocky Mountains;

•changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may increase our compliance costs, restrict our ability to provide or reduce demand for our services, or otherwise adversely affect our business;

•interruptions of operations at our facilities due to natural disasters, damage by third parties, power shortages, strikes, riots, terrorism (including cyber attacks), war or other causes;

•compromise of our IT systems, operational systems or sensitive data as a result of errors, malfunctions, hacking events or coordinated cyber attacks;

•the uncertainty inherent in estimating future oil, natural gas, and CO2 production or reserves;

•issues, delays or stoppage associated with new construction or expansion projects;

•regulatory, environmental, political, grass roots opposition, legal, operational and geological uncertainties that could affect our ability to complete our expansion projects on time and on budget or at all;

•our ability to acquire new businesses and assets and integrate those operations into our existing operations, and make cost-saving changes in operations, particularly if we undertake multiple acquisitions in a relatively short period of time, as well as our ability to expand our facilities;

•the ability of our customers and other counterparties to perform under their contracts with us including as a result of our customers’ financial distress or bankruptcy;

•changes in accounting pronouncements that impact the measurement of our results of operations, the timing of when such measurements are to be made and recorded, and the disclosures surrounding these activities;

•changes in tax laws;

•our ability to access external sources of financing in sufficient amounts and on acceptable terms to the extent needed to fund acquisitions of operating businesses and assets and expansions of our facilities;

•our indebtedness, which could make us vulnerable to general adverse economic and industry conditions, limit our ability to borrow additional funds, place us at a competitive disadvantage compared to our competitors that have less debt, or have other adverse consequences;

•our ability to obtain insurance coverage without significant levels of self-retention of risk;

•natural disasters, sabotage, terrorism (including cyber attacks) or other similar acts or accidents causing damage to our properties greater than our insurance coverage limits;

•possible changes in our and our subsidiaries’ credit ratings;

•conditions in the capital and credit markets, inflation and fluctuations in interest rates;

•political and economic instability of the oil producing nations of the world;

•national, international, regional and local economic, competitive and regulatory conditions and developments, including the effects of any enactment of import or export duties, tariffs or similar measures;

•our ability to achieve cost savings and revenue growth;

•the extent of our success in developing and producing CO2 and oil and gas reserves, including the risks inherent in development drilling, well completion and other development activities;

•engineering and mechanical or technological difficulties that we may experience with operational equipment, in well completions and work-overs, and in drilling new wells;

•unfavorable results of litigation and the outcome of contingencies referred to in Note 18 “Litigation and Environmental” to our consolidated financial statements; and

•the long-term demand for our assets and services and the future impact on our business of the global economic consequences of the COVID-19 pandemic.

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

The impacts of COVID-19 and decreases in commodity prices resulting from oversupply and demand weakness are discussed in further detail in Note 2 “Summary of Significant Accounting Policies—COVID-19” to our consolidated financial statements. Additional discussion of factors that may affect our forward-looking statements, including those associated with

COVID-19, appear elsewhere in this report, including in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Energy Commodity Market Risk.” When considering forward-looking statements, you should keep in mind the factors described in this section and the other sections referenced above. We disclaim any obligation, other than as required by applicable law, to publicly update or revise any of our forward-looking statements to reflect future events or developments.

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines and 144 terminals. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, chemicals, biodiesel, ethanol, metals and petroleum coke.

General Development of Business

Recent Developments

The following is a listing of significant developments and updates related to our major projects and financing transactions. “Capital Scope” is estimated for our share of the described project which may include portions not yet completed.

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Placed in service
ELC and SLNG Expansion	Building of new natural gas liquefaction and export facilities at our SLNG natural gas terminal on Elba Island, near Savannah, Georgia, with a total capacity of 2.5 MMtons per year of LNG, equivalent to approximately 357,000 Dth/d of natural gas. Supported by a long-term firm contract with Shell.	SLNG facilities and three of 10 liquefaction units were placed in service in the later part of 2019. The remaining seven units were placed in service during January through August 2020.	$1.2 billion
Permian Highway Pipeline (PHP) Project	Joint venture pipeline project (KMTP 26.67%, BCP PHP, LLC (BCP) 26.67%, Altus Midstream Processing LP 26.67% and an affiliate of an anchor shipper has a 20% ownership interest) is designed to transport up to 2.1 Bcf/d of natural gas through approximately 430 miles of 42-inch pipeline from the Waha, Texas area to the U.S. Gulf Coast and Mexico markets. Subscribed under long-term firm transportation contracts.	Initial commissioning in-service date November 2020. Placed in full commercial service on January 1, 2021.	$652 million
KMI’s Crossover II Project	Expansion project that increases the delivery capacity on the Texas intrastate system by 1.4 Bcf/d. This expansion capacity serves LNG, industrial, electric generation and local distribution company expansions along the Texas Gulf Coast.	Placed in service November 2020	$257 million
EPNG South Mainline Expansion	Expansion project that provides 471,000 Dth/d of firm transportation capacity with a first phase of system improvements to deliver volumes to the Sierrita pipeline and the second phase for incremental deliveries of natural gas to Arizona and California. Subscribed under long-term firm transportation contracts.	Phase 1 is already in service. Phase 2 was placed in service July 2020.	$134 million
Other Announcements
Natural Gas Pipelines
TGP East 300 Upgrade	Expansion project involves upgrading compression facilities upstream on TGP’s system in order to provide 115,000 Dth/d of capacity to Con Edison’s distribution system in Westchester County, New York. Supported by a long-term contract with Con Edison.	Expected in-service date is November 2022, pending regulatory approvals.	$246 million
KMLP Acadiana Expansion	Expansion project that will provide 945,000 Dth/d of capacity to serve Train 6 at Cheniere’s Sabine pass LNG terminal. Project supported by long-term contracts.	Expected to be placed in service as early as the second quarter 2022, regulatory approvals have been received.	$145 million
NGPL Gulf Coast Southbound Expansion (second phase)	Expansion project to increase southbound capacity on NGPL’s Gulf Coast System by approximately 300,000 Dth/d to serve Corpus Christi Liquefaction. Subscribed under a long-term firm transportation contract.	In mid-December 2020, compressor stations 300 and 301 were placed into service. Full project expected in-service date is the first half of 2021.	$101 million

Financings

During 2020, we and our subsidiaries issued approximately $2.25 billion of new senior notes and repaid approximately $2.2 billion of maturing senior notes. We utilized after-tax proceeds from the sale of Pembina stock received from the sale of KML to partially pay down debt that matured in February 2020, and in early January 2021, utilized a portion of proceeds from our August 2020 offerings to repay $750 million of senior notes that were scheduled to mature in March 2021.

Narrative Description of Business

Business Strategy

Our business strategy is to:

•focus on stable, fee-based energy transportation and storage assets that are central to the energy infrastructure and energy transition of growing markets within North America or served by U.S. exports;
•increase utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;
•exercise discipline in capital allocation and in evaluating expansion projects and acquisition opportunities;
•leverage economies of scale from expansions of assets and acquisitions that fit within our strategy; and
•maintain a strong financial profile and enhance and return value to our stockholders.

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

We regularly consider and enter into discussions regarding potential acquisitions and divestitures, and we are currently contemplating potential transactions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, and, as applicable, receipt of fairness opinions, and approval of our board of directors. While there are currently no unannounced purchase or sale agreements for the acquisition or sale of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

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

Our primary businesses in this segment consist of natural gas transportation, storage, sales, gathering, processing and treating, and various LNG services.  Within this segment are: (i) approximately 44,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 27,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid.  Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Louisiana, Texas, Northeast, Rocky Mountain, Midwest and Southeastern regions. Our LNG terminal facilities also serve natural gas market areas in the southeast. The following tables summarize our significant Natural Gas Pipelines business segment assets, as of December 31, 2020. The design capacity represents transmission, gathering, regasification or liquefaction capacity, depending on the nature of the asset.

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region

East Region
TGP	11,760	12.14	80	Marcellus, Utica, Gulf Coast, Haynesville, and Eagle Ford shale supply basins; Northeast, Southeast, Gulf Coast and U.S.-Mexico border markets
NGPL (50%)	9,100	7.60	288	Chicago and other Midwest markets and all central U.S. supply basins; north to south deliveries, including deliveries to LNG facilities and to the U.S.-Mexico border markets

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
KMLP	140	3.00	—	Columbia Gulf, ANR Pipeline Company and various other pipeline interconnects; Cheniere Sabine Pass LNG and industrial markets
SNG (50%)	6,930	4.40	66	Louisiana, Mississippi, Alabama, Florida, Georgia, South Carolina and Tennessee markets; basins in Texas, Oklahoma, Louisiana, Mississippi and Alabama
Florida Gas Transmission (Citrus) (50%)	5,360	3.90	—	Texas to Florida; basins along Louisiana and Texas Gulf Coast, Mobile Bay and offshore Gulf of Mexico
MEP (50%)	515	1.81	—	Oklahoma and north Texas supply with interconnects to Transco, Columbia Gulf, SNG and various other pipelines
Elba Express	190	1.10	—	South Carolina to Georgia; connects to SNG, Transco, SLNG, ELC and Dominion Energy Carolina Gas Transmission
FEP (50%)	185	2.00	—	Arkansas to Mississippi; connects to NGPL, Trunkline Gas Company, Texas Gas Transmission and ANR Pipeline Company
Gulf LNG Holdings (50%)	5	1.50	7	Near Pascagoula, Mississippi; connects to four interstate pipelines and a natural gas processing plant
Bear Creek Storage (75%)	—	—	59	Located in Louisiana; provides storage capacity to SNG and TGP
SLNG	—	1.76	12	Located on Elba Island in Georgia; connects to Elba Express, SNG and Dominion Energy Carolina Gas Transmission
ELC (51%)	—	0.35	—	Located on Elba Island; connects to Elba Express delivering to SLNG for LNG storage and ship loading.

West Region
EPNG/Mojave	10,685	6.39	44	Permian, San Juan and Anadarko Basins; interconnects and demand locations in California, Arizona, New Mexico, Texas, Oklahoma and Mexico
CIG	4,295	6.00	38	Rocky Mountain and Anadarko Basins; interconnects and demand locations in Colorado, Wyoming, Utah, Montana, Kansas, Oklahoma and Texas
WIC	850	3.61	—	Rocky Mountain Basins; interconnects and demand locations in Colorado, Utah and Wyoming
Ruby (50%)(a)	685	1.53	—	Rocky Mountain Basins; interconnects and demand locations in Utah, Nevada, Oregon and California
CPGPL	415	1.20	—	Rocky Mountain Basins; interconnects and demand locations in Colorado and Kansas
TransColorado	310	0.80	—	San Juan, Permian, Paradox and Piceance Basins; interconnects and demand locations in Colorado and New Mexico
WYCO (50%)	235	1.20	7	Denver Julesburg Basin; interconnects with CIG, WIC, Rockies Express Pipeline, Young Gas Storage and PSCo’s pipeline systems
Sierrita (35%)	60	0.52	—	Connects with EPNG near Tucson, Arizona, to the U.S.-Mexico international border crossing near Sasabe, Arizona to supply a third-party natural gas pipeline in Mexico
Young Gas Storage (48%)	15	—	6	Located in Morgan County, Colorado in the Denver Julesburg Basin; capacity is committed to CIG and Colorado Springs Utilities
Keystone Gas Storage	15	—	6	Located in the Permian Basin near the Waha natural gas trading hub in West Texas

Midstream
KM Texas and Tejas pipelines(b)	5,920	8.30	132 [0.52]	Texas Gulf Coast supply and markets

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
Mier-Monterrey pipeline(b)	90	0.65	—	Starr County, Texas to Monterrey, Mexico; connects to CENEGAS national system and multiple power plants in Monterrey
KM North Texas pipeline(b)	80	0.33	—	Interconnect from NGPL; connects to a 1,750-megawatt Forney, Texas, power plant and a 1,000-megawatt Paris, Texas, power plant
Gulf Coast Express pipeline (34%)	530	2.00	—	Permian Basin to the Agua Dulce, Texas area
PHP (27%)(c)	430	2.10	—	Permian Basin to the Texas Gulf Coast and Mexico markets
Oklahoma
Oklahoma system	3,580	0.73	[0.09]	Hunton Dewatering, Woodford Shale, Anadarko Basin and Mississippi Lime, Arkoma Basin
Cedar Cove (70%)	115	0.03	—	Oklahoma STACK, capacity excludes third-party offloads
South Texas
South Texas system	1,160	1.93	[1.02]	Eagle Ford shale, Woodbine and Eaglebine formations
Webb/Duval gas gathering system (91%)	145	0.15	—	South Texas
Camino Real	75	0.15	—	South Texas, Eagle Ford shale formation
EagleHawk (25%)	530	1.20	—	South Texas, Eagle Ford shale formation
KM Altamont	1,515	0.10	[0.1]	Utah, Uinta Basin
Red Cedar (49%)	900	0.33	—	La Plata County, Colorado, Ignacio Blanco Field
Rocky Mountain
Fort Union (42.595%)	315	1.25	—	Powder River Basin (Wyoming)
Bighorn (51%)	265	0.60	—	Powder River Basin (Wyoming)
KinderHawk	525	2.35	—	Northwest Louisiana, Haynesville and Bossier shale formations
North Texas	545	0.14	—	North Barnett Shale Combo
KM Treating	—	—	—	Odessa, Texas, other locations in Tyler and Victoria, Texas
Hiland - Williston - gas	2,175	0.62	[0.33]	Bakken/Three Forks shale formations - natural gas gathering and processing
Liberty pipeline (50%)	85	[140]	—	Y-grade pipeline from Houston Central complex to the Texas Gulf Coast
South Texas NGL pipelines	340	[115]	—	Ethane and propane pipelines from Houston Central complex to the Texas Gulf Coast
Utopia pipeline (50%)	265	[50]	—	Harrison County, Ohio extending to Windsor, Ontario
Cypress pipeline (50%)	105	[56]	—	Mont Belvieu, Texas to Lake Charles, Louisiana
EagleHawk - Condensate (25%)(d)	400	[220]	—	South Texas, Eagle Ford shale formation
(a)We operate Ruby and own the common interest in Ruby. Pembina owns the remaining interest in Ruby in the form of a convertible preferred interest and has 50% voting rights. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby.
(b)Collectively referred to as Texas intrastate natural gas pipeline operations.
(c)Initial commissioning during November 2020.
(d)Asset also has storage capacity 60 MBbl.

Competition

The market for natural gas infrastructure is highly competitive, and new pipelines, storage facilities, treating facilities, and facilities for related services are currently being built to serve demand for natural gas in the markets served by the pipelines in our Natural Gas Pipelines business segment.  We compete with interstate and intrastate pipelines for connections to new markets and supplies and for transportation, processing, storage and treating services.  We believe the principal elements of competition in our various markets are location, rates, terms of service, flexibility, availability of alternative forms of energy and reliability of service.  From time to time, projects are proposed that compete with our existing assets. Whether or when any such projects would be built, or the extent of their impact on our operations or profitability is typically not known.

Shippers on our natural gas pipelines compete with other forms of energy available to their natural gas customers and end users, including oil, coal, nuclear and renewables such as hydro, wind and solar power, along with other evolving forms of renewable energy.  Several factors influence the demand for natural gas, including price changes, the availability of supply, other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the ability to convert to alternative fuels and weather.

Products Pipelines

Our Products Pipelines business segment consists of our refined petroleum products, crude oil and condensate pipelines, and associated terminals, Southeast terminals, our condensate processing facility and our transmix processing facilities. The following summarizes the significant Products Pipelines business segment assets that we own and operate as of December 31, 2020:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity (MMBbl)	Supply and Market Region

Crude & Condensate
KM Crude & Condensate pipeline	266	5	2.6	Eagle Ford shale field in South Texas (Dewitt, Karnes, and Gonzales Counties) to the Houston ship channel refining complex
Camino Real Gathering	66	1	0.1	South Texas, Eagle Ford shale formation
Hiland - Williston Basin - oil(b)	1,595	7	0.9	Bakken/Three Forks shale formations - crude oil gathering and transporting
Double H pipeline(b)	512	—	—	Bakken shale in Montana and North Dakota to Guernsey, Wyoming
Double Eagle pipeline (50%)	204	2	0.6	Live Oak County, Texas; Corpus Christi, Texas; Karnes County, Texas; and LaSalle County
KM Condensate Processing Facility (KMCC - Splitter)	—	1	2.0	Houston Ship Channel, Galena Park, Texas

Southeast Refined Products
PPL pipeline (51%)(c)	3,183	—	—	Louisiana to Washington D.C.
Central Florida pipeline	206	2	2.5	Tampa to Orlando
Southeast Terminals	—	25	8.9	From Mississippi through Virginia, including Tennessee
Transmix Operations	—	5	0.6	Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; St. Louis, Missouri; and Greensboro, North Carolina

West Coast Refined Products
Pacific (SFPP) (99.5%)	2,845	13	15.2	Six western states
Calnev	566	2	2.0	Colton, California to Las Vegas, Nevada; Mojave region
West Coast Terminals	38	8	9.9	Seattle, Portland, San Francisco and Los Angeles areas
(a)The terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.
(b)Collectively referred to as Bakken Crude assets.
(c)Previously known as Plantation pipeline.

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

Terminals

Our Terminals business segment includes the operations of our refined petroleum product, chemical, ethanol and other liquid terminal facilities (other than those included in the Products Pipelines business segment) and all of our petroleum coke, metal and ores facilities.  Our terminals are located primarily near large U.S. urban centers.  We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, our Terminals’ marine operations include Jones Act-qualified product tankers that provide marine transportation of crude oil, condensate and refined petroleum products between U.S. ports. The following summarizes our Terminals business segment assets, as of December 31, 2020:

	Number	Capacity (MMBbl)
Liquids terminals	50	79.7
Bulk terminals	29	—
Jones Act-qualified tankers	16	5.3

Competition

We are one of the largest independent operators of liquids terminals in the U.S., based on barrels of liquids terminaling capacity.  Our liquids terminals compete with other publicly or privately held independent liquids terminals, and terminals owned by oil, chemical, pipeline, and refining companies.  Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminaling services.  In some locations, competitors are smaller, independent operators with lower cost structures.  Our Jones Act-qualified product tankers compete with other Jones Act-qualified vessel fleets.

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

Source and Transportation Activities

CO2 Resource Interests

Our principal market for CO2 is for injection into mature oil fields in the Permian Basin. Our ownership of CO2 resources as of December 31, 2020 includes:

	Ownership Interest	Compression Capacity (Bcf/d)	Location
McElmo Dome unit	45%	1.5	Colorado
Doe Canyon Deep unit	87%	0.2	Colorado
Bravo Dome unit(a)	11%	0.3	New Mexico
(a)We do not operate this unit.

CO2 and Crude Oil Pipelines

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

Our ownership of CO2 and crude oil pipelines as of December 31, 2020 includes:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Transport Capacity (Bcf/d)	Supply and Market Region
CO2 pipelines
Cortez pipeline (53%)	569	1.5	McElmo Dome and Doe Canyon source fields to the Denver City, Texas hub
Central Basin pipeline	337	0.7	Cortez, Bravo, Sheep Mountain, Canyon Reef Carriers, and Pecos pipelines
Bravo pipeline (13%)(a)	218	0.4	Bravo Dome to the Denver City, Texas hub
Canyon Reef Carriers pipeline (98%)	163	0.3	McCamey, Texas, to the SACROC, Sharon Ridge, Cogdell and Reinecke units
Centerline CO2 pipeline	113	0.3	between Denver City, Texas and Snyder, Texas
Eastern Shelf CO2 pipeline	98	0.1	between Snyder, Texas and Knox City, Texas
Pecos pipeline (95%)	25	0.1	McCamey, Texas, to Iraan, Texas, delivers to the Yates unit
		(Bbls/d)
Crude oil pipeline
Wink pipeline	434	145,000	West Texas to Western Refining’s refinery in El Paso, Texas
(a)We do not operate Bravo pipeline.

Oil and Gas Producing Activities

Oil and Gas Producing Interests

Our ownership interests in oil and gas producing fields located in the Permian Basin of West Texas as of December 31, 2020 include the following:

		KMI Gross
	Working	Developed
	Interest	Acres
SACROC	97%	49,156
Yates	50%	9,576
Goldsmith Landreth San Andres	99%	6,166
Katz Strawn	99%	7,194
Reinecke	70%	3,793
Sharon Ridge(a)	14%	2,619
Tall Cotton	100%	641
MidCross(a)	13%	320
(a)We do not operate these fields.

Our oil and gas producing activities are not significant to KMI as a whole; therefore, we do not include the supplemental information on oil and gas producing activities under Accounting Standards Codification Topic 932, Extractive Activities - Oil and Gas.

Gas and Gasoline Plant Interests

Owned and operated gas plants in the Permian Basin of West Texas as of December 31, 2020 include:

	Ownership
	Interest	Source
Snyder gasoline plant(a)	22%	The SACROC unit and neighboring CO2 projects, specifically the Sharon Ridge and Cogdell units
Diamond M gas plant	51%	Snyder gasoline plant
North Snyder plant	100%	Snyder gasoline plant
(a)This is a working interest, in addition, we have a 28% net profits interest.

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

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2020, 2019 and 2018, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Industry Regulation

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

During September 2019, PHMSA finalized rules to be effective July 1, 2020 to expand integrity management program requirements to hazardous liquids pipelines outside of HCAs (with some exceptions) and  to make certain other changes to those program requirements, including data integration and  emphasis on the use of in-line inspection technology.  During October 2019, PHMSA finalized rules to require operators of natural gas pipelines to (i) expand integrity management program requirements outside of HCAs (with some exceptions), and (ii) reconfirm maximum allowable operating pressure (MAOP) on certain pipelines in populated areas including HCAs.  The MAOP reconfirmations must be completed by 2035. Changes in technology such as advances of in-line inspection tools, identification of additional integrity threats and changes to PHMSA regulations can have a significant impact on costs to perform integrity assessments, testing and repairs. We will continue our pipeline integrity management programs to assess and maintain the integrity of our existing and future pipelines as required by PHMSA regulations. The costs to comply with integrity management program requirements are difficult to predict.  Assessments performed as part of our program could result in significant capital and operating expenditures for upgrades and/or repairs deemed necessary to continue the safe and reliable operation of our pipelines. We expect to increase expenditures in the future to comply with these PHMSA regulations.

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

We are also subject to the requirements of the Occupational Safety and Health Administration (OSHA) and other federal and state agencies that address employee health, including from infectious diseases such as COVID-19, and safety.  In general, we believe we are fulfilling the OSHA requirements and protecting the health and safety of our employees.  Based on new or revised regulatory developments, we may be required to increase expenditures in the future to comply with higher industry and regulatory safety standards.  However, there are no known new or revised regulations which will require a material increase in our expenditures.

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

Derivatives Regulation

We use energy commodity derivative contracts as part of our strategy to hedge our exposure to energy commodity market risk and other external risks in the ordinary course of business. The derivative contracts that we use include exchange-traded and OTC commodity financial instruments such as, futures and options contracts, fixed price swaps and basis swaps. The Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (CFTC) and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the OTC derivatives market and entities that participate in that market. In October 2020, the CFTC finalized one of the last remaining new rules pursuant to the Dodd-Frank Act that institutes broad new aggregate position limits for OTC swaps and futures and options traded on regulated exchanges. As finalized, these rules include exemptions for hedging positions, and while we cannot yet predict the full impact of the rules when they take effect in 2022 and 2023, we do not expect that the rules will have a material adverse effect on our business. We cannot predict how new leadership at the CFTC as a result of the change in the U.S. presidential administration may impact us.

Environmental Matters

Our business operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. Furthermore, new projects may require approvals and environmental analysis under federal and state laws, including the Clean Water Act, the National Environmental Policy Act and the Endangered Species Act. The resulting costs and liabilities could materially and negatively affect our business, financial condition, results of operations and cash flows. In addition, emission controls required under federal and state environmental laws for both new and existing facilities could require significant capital expenditures at our facilities. In general, the cost of environmental control at facilities is increasing and limiting the return on capital projects and the number of capital projects that are viable.

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

In accordance with GAAP, we record liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. We have accrued liabilities for estimable and probable environmental remediation obligations at various sites, including multi-party sites where the EPA or a similar state agency has identified us as one of the potentially responsible parties. The involvement of other financially responsible companies at these multi-party sites could increase or mitigate our actual joint and several liability exposures.

We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period. We have accrued an environmental reserve in the amount of $250 million as of December 31, 2020. For additional information related to environmental matters, see Note 18 “Litigation and Environmental” to our consolidated financial statements.

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

Climate Change

Due to concern over climate change, numerous proposals to monitor and limit emissions of GHGs have been made and are likely to continue to be made at the federal, state and local levels of government. Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of the burning of natural gas, are examples of GHGs. Various laws and regulations exist or are under development to regulate the emission of such GHGs, including the EPA programs to report GHG emissions and state actions to develop statewide or regional programs. The U.S. Congress has in the past considered legislation to reduce emissions of GHGs. Climate-related laws and regulation could lead to reduced demand for hydrocarbon products that are deemed to contribute to GHGs, which in turn could adversely affect demand for our products and services.

Beginning in December 2009, EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs, including CO2 and methane. Our facilities are subject to these requirements. Operational and/or regulatory changes could require additional facilities to comply with requirements for reducing, reporting and permitting GHG emissions.

On October 23, 2015, the EPA published as a final rule the Clean Power Plan, which sets interim and final CO2 emission performance rates for power generating units that are fueled by coal, oil or natural gas. The rule has been the focus of legislative discussion in the U.S. Congress and litigation in federal court. On February 10, 2016, the U.S. Supreme Court stayed the final rule, effectively suspending the duty to comply with the rule until certain legal challenges are resolved.  In October 2017, the EPA proposed to repeal the Clean Power Plan. In June 2019, the EPA replaced the Clean Power Plan with the Affordable Clean Energy rule. In January 2021, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Affordable Clean Energy rule and remanded the question to the EPA to consider a new regulatory framework to replace the Affordable Clean Energy rule thereby allowing the incoming administration to implement standards for emissions from the power sector. While we do not operate power plants, it remains unclear what effect new standards might have on the anticipated demand for natural gas, including natural gas that we gather, process, store and transport.

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, primarily through the planned development of emission inventories or regional GHG “cap and trade” programs. Although many of the state-level initiatives have to date been focused on large sources of GHG emissions, such as electric power plants, it is possible that sources such as our gas-fueled compressors and processing plants could become subject to related state regulations. Various states are also proposing or have implemented stricter regulations for GHGs that go beyond the requirements of the EPA. Some of the states have implemented regulations that require additional reductions monitoring and reporting of methane emissions. Depending on the state programs pending implementation, we could be required to further reduce emissions, conduct additional monitoring, do additional emissions reporting, install additional emission controls and/or purchase and surrender emission allowances.

Because our operations, including the compressor stations and processing plants, emit various types of GHGs, primarily methane and CO2, such new legislation or regulation could increase the costs related to operating and maintaining the facilities. Depending on the particular law, regulation or program, we or our subsidiaries could be required to incur capital expenditures for installing new monitoring equipment or emission controls on the facilities, acquire and surrender allowances for the GHG emissions, pay taxes related to the GHG emissions and administer and manage a more comprehensive GHG emissions program. We are not able at this time to estimate such increased costs; however, as is the case with similarly situated companies in our industry, they could be significant to us. While we may be able to include some or all of such increased costs in the rates charged by our or our subsidiaries’ pipelines, recovery of costs is uncertain in all cases and may depend on events beyond their control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations. Any of the foregoing could have an adverse effect on our business, financial position, results of operations and prospects.

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

Because the combustion of natural gas produces lower GHG emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or EPA regulatory initiatives such as the Clean Power Plan or Affordable Clean Energy rule could stimulate demand for natural gas by increasing the relative cost of competing fuels such as coal and oil.  In addition, we anticipate that GHG regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment.  However, these potential positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although we currently cannot predict the magnitude and direction of these impacts, GHG regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

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

Human Capital

In managing our human capital resources, we use a strategic approach to building a diverse, inclusive, and respectful workplace. Our human resources department provides expertise and tools to attract, develop, and retain diverse talent and support our employees’ career and development goals. We value our employees’ opinions and encourage them to engage with management and ask questions on topics such as our goals, challenges, and employee concerns.

We employed 10,524 full-time personnel at December 31, 2020, including approximately 929 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2021 and 2024. We consider relations with our employees to be good.

We value the safety of our workforce and integrate a culture of safety, emergency preparedness, and environmental responsibility through our operations management system (OMS). Our OMS conforms to common industry standards and establishes a framework that helps us: (i) provide employees and contractors with a safe work environment; (ii) comply with laws, rules, regulations, policies, and procedures; and (iii) identify opportunities to improve. Although our ultimate target is zero incidents, we also have three non-zero employee safety performance targets. The first is to outperform the annual industry average total recordable incident rate (TRIR). The second is to outperform our own three-year TRIR average. The third is a longer-term target to improve our company-wide employee TRIR from 1.0 in the baseline year 2019 to 0.7 by 2024. We seek to constantly improve our contractor TRIR performance through initiatives to address recent incident trends and new best practices.

Our board of directors’ nominating and governance committee is responsible for planning for succession in the senior management ranks of the Company, including the office of chief executive officer. The chief executive officer shall report to the Committee, generally at the time of the regularly scheduled third quarter board of directors meeting in each year, regarding the processes in place to identify talent within and outside the Company to succeed to senior management positions and the information developed during the current calendar year pursuant to those processes.

We consider employee diversity an asset and support equal opportunity employment. We take affirmative action to employ and advance in employment all persons without regard to their race/ethnicity; sex; sexual orientation; gender, including gender identity and expression; veteran status; disability; or other protected categories, and base employment decisions solely on valid job requirements.

We prohibit discrimination or harassment against any employee or applicant on the basis of race/ethnicity, sex, or other protected categories listed within our code of business conduct and ethics. We are committed to a harassment free workplace, supported with online and face-to-face workplace harassment and discrimination prevention training for our employees. In 2019, renewal training on our harassment and discrimination prevention policy was provided to our supervisors and employees. This renewal training highlighted supervisor’s and employee’s responsibilities for maintaining a workplace free of harassment. We continued to provide this training to newly hired or promoted supervisors and employees in 2020.

As part of the 2020 annual succession planning efforts, we focused on identifying minority and female candidates for senior positions. Management reviewed its succession plan, including a discussion on development opportunities for potential successors, with the nominating and governance committee of our board of directors at its meeting in July 2020.

Our employees are an integral part of our success and we value their career development. We encourage and support professional development and learning for our employees by offering workforce training, tuition reimbursement, leadership and other development programs. These programs help improve recruitment, development, and retention. We support our employees’ ongoing career goals and development through several programs. These programs help maximize our employees’ potential and give them the skills they need to further enhance their careers.

Our compensation program is linked to long and short-term strategic financial and operational objectives, including environmental, safety, and compliance targets. Compensation includes competitive base salaries in the markets in which we operate and competitive benefits, including retirement plans, opportunities for annual bonuses, and, for eligible employees, long-term incentives and an employee stock purchase plan.

Refer to “COVID-19” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on actions taken by the Company in response to the COVID-19 pandemic.

Properties and Rights of Way

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

The COVID-19 pandemic and the efforts to control it have resulted in a significant decline in global economic activity and significant disruption of global supply chains. Governments around the world have implemented stringent measures to help reduce the spread of the virus, including stay-at-home orders, business and school closures, travel restrictions and other measures. The resulting downturn in economic activity has negatively impacted global demand and prices for crude oil, natural gas, NGL, refined petroleum products, CO2, steel, chemicals and other products that we handle in our pipelines, terminals, shipping vessels and other facilities. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—COVID-19.” Continuing uncertainty regarding the global impact of COVID-19 is likely to result in continued weakness in demand and prices for the products on which our business depends.

As the pandemic and responses to it continue, we may experience further disruptions to commodities markets, supply chains and the health, availability and efficiency of our workforce, which could adversely affect our ability to conduct our business and operations and limit our ability to execute on our business plan. In addition, measures taken by regulatory authorities attempting to mitigate the economic consequences of COVID-19 may not be effective or may have unintended harmful consequences. There are still too many variables and uncertainties regarding COVID-19 — including the pace and efficacy of vaccination efforts, the duration and severity of possible resurgences and the duration and extent of travel restrictions and business closures imposed in affected countries — to reasonably predict the potential impact of COVID-19 on our business and operations. COVID-19 may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to the global economic recession that is likely to result from the measures taken to combat the virus. Further, adverse impacts from the pandemic may have the effect of heightening many of the other risks we face.

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

Commodity prices and tax incentives may not remain at levels that encourage producers to explore for and develop additional reserves, produce existing marginal reserves or renew transportation contracts as they expire. Additionally, demand for such products can decline due to situations over which we have no control, such as the COVID-19 pandemic and various measures that federal, state and local authorities have implemented in response to the virus or its economic consequences. See “—The COVID-19 pandemic has adversely affected, and could continue to adversely affect, our business.”

In addition to economic disruptions resulting from events such as COVID-19, conditions in the business environment generally, such as declining or sustained low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals and other assets. Also, sustained lower demand for hydrocarbons, or changes in the regulatory environment or applicable governmental policies, including in relation to climate change or other environmental concerns, may have a negative impact on the supply of crude oil and other products. In recent years, a number of initiatives and regulatory changes relating to reducing GHG emissions have been undertaken by federal, state and municipal governments and crude oil and gas industry participants. In addition, public concern about the potential risks posed by climate change has resulted in increased demand for energy efficiency and a transition to energy provided from renewable energy sources, rather than fossil fuels, fuel-efficient alternatives such as hybrid and electric vehicles, and pursuit of other technologies to reduce GHG emissions, such as carbon capture and sequestration. We may see an intensification of these trends if and to the extent that the new U.S. presidential administration succeeds in enacting its energy and environmental policies.

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

Competition is a factor affecting our existing businesses and our ability to secure new project opportunities. Any current or future pipeline system or other form of transportation (such as barge, rail or truck) that delivers the products we handle into the areas that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities or other factors. Likewise, competing terminals or other storage options may become more attractive to our customers. To the extent that competitors offer the markets we serve more desirable transportation or storage options, or customers opt to construct their own facilities for services previously provided by us, this could result in unused capacity on our pipelines and in our terminals. We also could experience competition for the supply of the products we handle from both existing and proposed pipeline systems; for example, several pipelines access many of the same areas of supply as our pipeline systems and transport to destinations not served by us. If capacity on our assets remains unused, our ability to re-contract for expiring capacity at favorable rates or otherwise retain existing customers could be impaired. In addition, to the extent that companies pursuing development of carbon capture and sequestration technology are successful, they could compete with us for customers who purchase CO2 for use in enhanced oil recovery operations.

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

Prices for crude oil, NGL and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil, NGL and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, among other things (i) weather conditions and events such as hurricanes in the U.S.; (ii) domestic and global economic conditions; (iii) the activities of the OPEC and other countries that are significant producers of crude oil (“OPEC+”); (iv) governmental regulation; (v) political instability in crude oil producing countries; (vi) the foreign supply of and demand for crude oil and natural gas; (vii) the price of foreign imports; (viii) the proximity and availability of storage and transportation infrastructure and processing and treating facilities; and (ix) the availability and prices of alternative fuel sources. We use hedging arrangements to partially mitigate our exposure to commodity prices, but these arrangements also are subject to inherent risks. We are also subject, indirectly, to volatility of commodity prices, through many of our customers’ direct exposure to such volatility. Please read “—Our use of hedging arrangements does not eliminate our exposure to commodity price risks and could result in financial losses or volatility in our income.”

In 2020, the impact of COVID-19, combined with a dispute regarding production levels among OPEC+ countries, caused crude oil prices to reach historic lows. By March 2020, crude oil was priced at less than $25 per barrel, the lowest price since April 1999. Producers in the U.S. and globally did not reduce crude oil production at a rate sufficient to match the dramatic decline in economic activity that accelerated in March and April 2020, resulting in an oversupply of crude oil that caused the per-barrel price to fall below zero in April 2020. While global oil demand has improved from the low levels experienced during these months last year and OPEC+ agreed on production cuts in April 2020, there is no assurance that demand will not decline to these levels again, that the OPEC+ agreement will continue to be observed by its parties or that the agreed production cuts will be sufficient to offset continuing demand weakness. Downward pressure on commodity prices could continue for the foreseeable future. If prices fall substantially or remain low for a sustained period and we are not sufficiently protected through hedging arrangements, we may be unable to realize a profit from these businesses and would operate at a loss.

Sharp declines in the prices of crude oil, NGL or natural gas (such as we experienced in the first half of 2020) or a prolonged unfavorable price environment, may result in a commensurate reduction in our revenues, income and cash flows from our businesses that produce, process, or purchase and sell crude oil, NGL, or natural gas, and could have a material adverse effect on the carrying value (which includes assigned goodwill) of our CO2 business segment’s proved reserves, certain assets in certain midstream businesses within our Natural Gas Pipelines business segment, and certain assets within our Products Pipelines business segment. For example, following the commodity price declines we experienced during the first half of 2020, we recorded a combined $1.950 billion of non-cash impairments associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units, primarily for impairments of goodwill and assets owned in these businesses. See Note 3 “Impairments and Losses and Gains on Divestitures” and Note 8 “Goodwill” to our consolidated financial statements for more information.

In recent decades, there have been periods worldwide of both overproduction and underproduction of hydrocarbons, and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, crude oil and natural gas. The cycles of excess or short supply of crude oil or natural gas have placed pressures on prices and resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. These fluctuations impact the accuracy of assumptions used in our budgeting process. For more information about our energy and commodity market risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

Commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to the transportation and storage of the products we handle, such as leaks; releases; the breakdown, underperformance or failure of equipment, facilities, information systems or processes; damage to our pipelines caused by third-party construction; the compromise of information and control systems; spills at terminals and hubs; spills associated with the loading and unloading of harmful substances at rail facilities; adverse sea conditions (including storms and rising sea levels) and releases or spills from our shipping vessels or vessels loaded at our marine terminals; operator error; labor disputes/work stoppages; disputes with interconnected facilities and carriers; operational disruptions or apportionment on third-party systems or refineries on which our assets depend; and catastrophic events or natural disasters such as fires, floods, explosions, earthquakes, acts of terrorists and saboteurs, cyber security breaches, and other similar events, many of which are beyond our control. Additional risks to our vessels include capsizing, grounding and navigation errors.

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

As described above, COVID-19 has resulted in a downturn of economic activity on a global scale. The slowdown resulting from the pandemic has affected numerous industries, including the crude oil and gas industry, the steel industry and in specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. We could experience similar or compounded adverse impacts as a result of other global events affecting economic conditions. In addition, uncertain or changing economic conditions within one or more geographic regions may affect our operating results within the affected regions. Sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity might also have a negative impact on many of our customers, which could impair their ability to meet their obligations to us. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” In addition, decreases in the prices of crude oil, NGL and natural gas are likely to have a negative impact on our operating results and cash flow. See “—The volatility of crude oil, NGL and natural gas prices could adversely affect our CO2 business segment and businesses within our Natural Gas Pipelines and Products Pipelines business segments.”

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

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties, such as hedging counterparties, joint venture partners and suppliers. The global economic slowdown caused by COVID-19, and the coinciding extreme drop in crude oil prices, which was exacerbated by the effects of the pandemic, significantly impacted the financial condition of many companies, particularly exploration and production companies, including some of our customers or counterparties. Many of our counterparties finance their activities through cash flow from operations or debt or equity financing, and some of them may be highly leveraged and may not be able to access additional capital to sustain their operations in the future. Our counterparties are subject to their own operating, market, financial and regulatory risks, and some are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Crude oil, NGL and natural gas prices were all lower on average in 2020 compared to 2019. Further deterioration in crude oil prices, or a continuation of the existing low natural gas or NGL price environment, would likely cause severe financial distress to some of our customers with direct commodity price exposure and may result in additional customer bankruptcies. Further, the security that is permitted to be obtained from such customers may be limited, including by FERC regulation. While certain of our customers are subsidiaries of an entity that has an investment grade credit rating, in many cases the parent entity has not guaranteed the obligations of the subsidiary and, therefore, the parent’s credit ratings may have no bearing on such customers’ ability to pay us for the services we provide or otherwise fulfill their obligations to us. See Note 2 “Summary of Significant Accounting Policies—Allowance for Credit Losses” in our consolidated financial statements.

Furthermore, financially distressed customers might be forced to reduce or curtail their future use of our products and services, which also could have a material adverse effect on our results of operations, financial condition, and cash flows.

We cannot provide any assurance that such customers and key counterparties will not become financially distressed or that such financially distressed customers or counterparties will not default on their obligations to us or file for bankruptcy protection. If one of such customers or counterparties files for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, amounts owed to us. Similarly, our contracts with such customers may be renegotiated at lower rates or terminated altogether. Significant customer and other counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The markets for instruments we use to hedge our commodity price exposure generally reflect then-prevailing conditions in the underlying commodity markets. As our existing hedges expire, we will seek to replace them with new hedging arrangements. To the extent then-existing underlying market conditions are unfavorable, new hedging arrangements available to us will reflect such unfavorable conditions, limiting our ability to hedge our exposure to unfavorable commodity prices.

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those consolidated financial statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Hedging Activities” and Note 14 “Risk Management” to our consolidated financial statements.

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

The U.S. government has issued public warnings that indicate that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber sabotage” events. For example, in 2018, a cyber attack on a shared data network forced four U.S. natural gas pipeline operators to temporarily shut down computer communications with their customers. Potential targets include our pipeline systems, terminals, processing plants or operating systems. The occurrence of an attack could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, damage to our reputation, increased regulation or litigation or inaccurate information reported from our operations. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition or could harm our business reputation.

Hurricanes, earthquakes, flooding and other natural disasters, as well as subsidence and coastal erosion and climate-related physical risks, could have an adverse effect on our business, financial condition and results of operations.

Some of our pipelines, terminals and other assets are located in, and our shipping vessels operate in, areas that are susceptible to hurricanes, earthquakes, flooding and other natural disasters or could be impacted by subsidence and coastal erosion. These natural disasters and phenomena could potentially damage or destroy our assets and disrupt the supply of the products we transport. Many climate models indicate that global warming is likely to result in rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding. These climate-related changes could result in damage to physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions. In addition, we may experience increased insurance premiums and deductibles, or a decrease in available coverage, for our assets in areas subject to severe weather. Natural disasters and phenomena can similarly affect the facilities of our customers. In either case, losses could exceed our insurance coverage and our business, financial condition and results of operations could be adversely affected, perhaps materially. See Items 1 and 2 “Business and Properties—Narrative Description of Business—Environmental Matters.”

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

Our success depends in part on the performance of and our ability to retain our executive officers, particularly Richard D. Kinder, our Executive Chairman and one of our founders, Steve Kean, our Chief Executive Officer, and Kim Dang, our President. Along with the other members of our senior management, Messrs. Kinder and Kean and Ms. Dang have been responsible for developing and executing our growth strategy. If we are not successful in retaining Mr. Kinder, Mr. Kean, Ms. Dang or our other executive officers, or replacing them, our business, financial condition or results of operations could be adversely affected. We do not maintain key personnel insurance.

Risks Related to Financing Our Business

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2020, we had approximately $33.4 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

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

As of December 31, 2020, approximately $5.2 billion of our approximately $33.4 billion of consolidated debt (excluding debt fair value adjustments) was subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. Our interest rate swaps as of December 31, 2020 include $2.5 billion of variable-to-fixed interest rate swap agreements and $900 million of fixed-to-variable interest rate swap agreements that expire during 2021. Should interest rates increase, the amount of cash required to service variable-rate debt would increase, as would our costs to refinance maturities of existing indebtedness, and our earnings and cash flows could be adversely affected.

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

Risks Related to Regulation

The FERC or state public utility commissions, such as the CPUC, may establish pipeline tariff rates that have a negative impact on us. In addition, the FERC, state public utility commissions or our customers could initiate proceedings or file complaints challenging the tariff rates charged by our pipelines, which could have an adverse impact on us.

The profitability of our regulated pipelines is influenced by fluctuations in costs and our ability to recover any increases in our costs in the rates charged to our shippers. To the extent that our costs increase in an amount greater than what we are permitted by the FERC or state public utility commissions to recover in our rates, or to the extent that there is a lag before we can file for and obtain rate increases, such events can have a negative impact on our operating results.

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

Our assets and operations are subject to regulation and oversight by federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these agencies, have the potential to adversely affect our profitability. Additional regulatory burdens and uncertainties will be created if and to the extent that the new U.S. presidential administration succeeds in enacting more stringent energy and environmental policies. For example, on January 27, 2021, the President issued an executive order directing, among other matters, the reevaluation of the leasing program for federally managed lands and the “pause” of new oil and natural gas leases on public lands pending completion of the review. These and other initiatives of the new presidential administration may affect our assets and operations directly or indirectly, such as by preventing or delaying the exploration for and production of natural gas and liquids that we transport.

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

Should we fail to comply with any applicable statutes, rules, regulations, and orders of regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. Furthermore, new laws, regulations or policy changes sometimes arise from unexpected sources. New laws or regulations, unexpected policy changes or interpretations of existing laws or regulations, applicable to our income, operations, assets or another aspect of our business, could have a material adverse impact on our earnings, cash flow, financial condition and results of operations. For more information, see Items 1 and 2 “Business and Properties—Narrative Description of Business—Industry Regulation.”

Environmental, health and safety laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our past, present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Oil Pollution Act or analogous state laws as a result of the presence or release of hydrocarbons and other hazardous substances into or through the environment, and these laws may require response actions and remediation and may impose liability for natural resource and other damages. Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

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

We own and/or operate numerous properties and equipment that have been used for many years in connection with our business activities. While we believe we have utilized operating, handling and disposal practices that were consistent with industry practices at the time, hydrocarbons or other hazardous substances may have been released at or from properties and equipment owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or other hazardous substances were not under our control. These properties and the hazardous substances released and wastes disposed on them may be subject to laws in the U.S. such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under such laws and implementing regulations, we could be required to remove or remediate previously disposed wastes or property contamination, including contamination caused by prior owners or operators. Imposition of such liability schemes could have a material adverse impact on our operations and financial position.

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

We are subject to extensive laws and regulations related to pipeline integrity at the federal and state level. There are, for example, federal guidelines issued by the U.S. Department of Transportation (DOT) for pipeline companies in the areas of operations, testing, education, training and communication. The ultimate costs of compliance with the integrity management rules are difficult to predict. The majority of compliance costs relate to pipeline integrity testing and repairs. Technological advances in in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in “High Consequence Areas” can have a significant impact on integrity testing and repair costs. We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the DOT rules. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

Various laws and regulations exist or are under development that seek to regulate the emission of GHGs such as methane and CO2, including the EPA programs to control GHG emissions and state actions to develop statewide or regional programs. Existing EPA regulations require us to report GHG emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. Proposed approaches to further address GHG emissions include establishing GHG “cap and trade” programs, increased efficiency standards, participation in international climate agreements, issuance of executive orders by the U.S. presidential administration and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2 “Business and Properties—Narrative Description of Business—Environmental Matters—Climate Change.”

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

Finally, many climate models indicate that global warming is likely to result in rising sea levels and increased frequency and severity of weather events, which may lead to higher insurance costs, or a decrease in available coverage, for our assets in areas subject to severe weather. These climate-related changes could result in damage to our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions.

Any of the foregoing could have adverse effects on our business, financial position, results of operations or cash flows.

Increased regulation of exploration and production activities, including activity on public lands and hydraulic fracturing, could result in reductions or delays in drilling and completing new oil and natural gas wells, as well as reductions in production from existing wells, which could adversely impact the volumes of natural gas transported on our natural gas pipelines and our own oil and gas development and production activities.

We gather, process or transport crude oil, natural gas or NGL from several areas, including lands that are federally managed. Policy and regulatory initiatives of the new presidential administration or legislation by Congress may decrease access to federally managed lands and increase the regulatory burdens associated with using these lands to produce crude oil or natural gas. For example, on January 20, 2021, the Secretary of the Department of the Interior issued an order temporarily restricting the authorization of new leases or permits to drill without the approval of a senior Department official. On January 27, 2021, the President issued an executive order directing, among other matters, the reevaluation of the leasing program for federally managed lands and the “pause” of new oil and natural gas leases on public lands pending completion of the review.

The use of hydraulic fracturing is prevalent in areas where we have operations. Oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. The oil and gas industry is increasingly relying on supplies of hydrocarbons from unconventional sources, such as shale, tight sands and coal bed methane. The extraction of hydrocarbons from these sources frequently requires hydraulic fracturing. Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by oil and gas exploration and production operators in the completion of certain oil and gas wells. There have been initiatives at the federal and state levels to regulate or otherwise restrict the use of hydraulic fracturing. Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of crude oil, natural gas or NGL and, in turn, adversely affect our revenues, cash flows and results of operations by decreasing the volumes of these commodities that we handle.

In addition, many states are promulgating stricter requirements related not only to well development but also to compressor stations and other facilities in the oil and gas industry sector. These laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, these activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities and location, emissions into the environment, water discharges, transportation of hazardous materials, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. These laws and regulations may adversely affect our oil and gas development and production activities.

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

Item 4.  Mine Safety Disclosures.

We no longer own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the year ended December 31, 2020.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 4, 2021, we had 10,594 holders of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

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
Five-Year Review
Kinder Morgan, Inc. and Subsidiaries

	As of or for the Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Income and Cash Flow Data:
Revenues	$11,700	$13,209	$14,144	$13,705	$13,058
Operating income	1,560	4,873	3,794	3,529	3,538
Earnings (losses) from equity investments	780	101	617	428	(113)
Net income	180	2,239	1,919	223	721
Net income attributable to Kinder Morgan, Inc.	119	2,190	1,609	183	708
Net income available to common stockholders	119	2,190	1,481	27	552
Class P Shares
Basic Earnings Per Common Share From Continuing Operations	$0.05	$0.96	$0.66	$0.01	$0.25
Basic Weighted Average Common Shares Outstanding	2,263	2,264	2,216	2,230	2,230

Dividends per common share declared for the period(a)	$1.05	$1.00	$0.80	$0.50	$0.50
Dividends per common share paid in the period(a)	1.0375	0.95	0.725	0.50	0.50

Balance Sheet Data (at end of period):
Property, plant and equipment, net	$35,836	$36,419	$37,897	$40,155	$38,705
Total assets	71,973	74,157	78,866	79,055	80,305
Current portion of debt	2,558	2,477	3,388	2,828	2,696
Long-term debt(b)	30,838	30,883	33,205	34,088	36,205
(a)Dividends for the fourth quarter of each year are declared and paid during the first quarter of the following year.
(b)Excludes debt fair value adjustments.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2020, found in Items 1 and 2 “Business and Properties—General Development of Business—Recent Developments;” (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors;” and (iv) a discussion of forward-looking statements, found in “Information Regarding Forward-Looking Statements” at the beginning of this report.

A comparative discussion of our 2019 to 2018 operating results can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 7, 2020.

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

With respect to our interstate natural gas pipelines, related storage facilities and LNG terminals, the revenues from these assets are primarily received under long-term fixed contracts.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, our Texas Intrastate natural gas pipeline operations, currently derives approximately 83% of its sales and transport margins from long-term transport and sales contracts.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2020, the remaining weighted average contract life of our natural gas transportation contracts held by assets we own and have equity interests in (including intrastate pipelines’ sales portfolio) was approximately six years. Our LNG regasification and liquefaction and associated storage contracts are subscribed under long-term agreements with a weighted average remaining contract life of approximately 13 years.

Our midstream assets provide natural gas gathering and processing services. These assets are mostly fee-based and the revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into its base components, are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee-based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-of-index and keep-whole contracts. Our service contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices.
Products Pipelines

This segment owns and operates refined petroleum products, crude oil and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, crude oil and condensate to various markets. This segment also owns and/or operates associated product terminals and petroleum pipeline transmix facilities.
The profitability of our refined petroleum products pipeline transportation business generally is driven by the volume of refined petroleum products that we transport and the prices we receive for our services. We also have 49 liquids terminals in this business segment that store fuels and offer blending services for ethanol and biodiesel. The transportation and storage volume levels are primarily driven by the demand for the refined petroleum products being shipped or stored.  Demand for refined petroleum products tends to track in large measure demographic and economic growth, and, with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable.  Because of that, we seek to own refined petroleum products pipelines and terminals located in, or that transport to, stable or growing markets and population centers.  The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index and a FERC index rate.

Our crude, condensate and refined petroleum products transportation services are primarily provided pursuant to (i) either FERC or state tariffs and (ii) long-term contracts that normally contain minimum volume commitments. As a result of these contracts, our settlement volumes are generally not sensitive to changing market conditions in the shorter term; however, the revenues and earnings we realize from our pipelines and terminals are affected by the volumes of crude oil, refined petroleum products and condensate available to our pipeline systems, which are impacted by the level of oil and gas drilling activity and product demand in the respective regions that we serve. Our petroleum condensate processing facility splits condensate into its various components, such as light and heavy naphtha, under a long-term fee-based agreement with a major integrated oil company.

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

In addition to liquid and bulk terminals, we also own Jones Act-qualified tankers in our Terminals business segment. As of December 31, 2020, we have sixteen Jones Act-qualified tankers that operate in the marine transportation of crude oil, condensate and refined products in the U.S. and are primarily operating pursuant to multi-year fixed price charters with major integrated oil companies, major refiners and the U.S. Military Sealift Command.

CO2

This segment (i) manages the production, transportation and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) owns interests in and/or operates oil fields and gasoline processing plants in West Texas; and (iii) owns and operates a crude oil pipeline system in West Texas.

The CO2 source and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2020, had a remaining average contract life of approximately eight years.  CO2 sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our recent contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  On a volume-weighted basis, for third-party contracts making deliveries in 2020, and utilizing the average oil price per barrel contained in our 2021 budget, approximately 100% of our revenue is based on a fixed fee or floor price. Our success in this portion of the CO2 business segment can be impacted by the demand for CO2.  In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  The revenues we receive from our crude oil and NGL sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  The realized weighted average crude oil price per barrel, with the hedges allocated to oil, was $53.78 per barrel in 2020 and $49.49 per barrel in 2019.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $38.32 per barrel in 2020 and $55.12 per barrel in 2019.

Also, see Note 15 “Revenue Recognition” to our consolidated financial statements for more information about the types of contracts and revenues recognized for each of our segments.

Sale of U.S. Portion of Cochin Pipeline System and KML

On December 16, 2019, we closed on two cross-conditional transactions resulting in the sale of the U.S. portion of the Cochin Pipeline system and all the outstanding equity of KML, including our 70% interest, to Pembina Pipeline Corporation (Pembina) (together, the “KML and U.S. Cochin Sale”). We received approximately 25 million shares of Pembina common equity for our interest in KML. On January 9, 2020, we sold our shares of Pembina and received proceeds of approximately $907 million ($764 million after tax) which were used to repay maturing debt. The assets sold were part of our Natural Gas Pipelines and Terminals business segments.

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began to impact us in the first quarter of 2020 continued to cause disruptions and volatility. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business and continues to do so. While we have seen some meaningful recovery during the second half of the year in demand for refined products that we move through our terminals, significant uncertainty remains regarding the duration and extent of the impact of the pandemic on the energy industry, including demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities, although we expect to see further recovery as vaccines are distributed and more normal societal activity resumes.

The events as described above resulted in decreases of current and estimated long-term crude oil and NGL sale prices and volumes we expect to realize and in significant reductions to the market capitalization of many midstream and oil and gas producing companies. These events triggered us to review the carrying value of our long-lived assets and recoverability of goodwill for interim periods in addition to our annual testing. Our evaluations resulted in the recognition during the first six months of 2020 of a $350 million impairment for long-lived assets in our CO2 business segment and goodwill impairments of $1,000 million and $600 million to our Natural Gas Pipelines Non-Regulated and CO2 reporting units, respectively. For a further discussion of these impairments and our risk for future impairments, see Note 3, “Impairments and Losses and Gains on Divestitures.”

We have placed a priority on protecting our employees during this pandemic while continuing to provide essential services to our customers. We continue to follow the Centers for Disease Control guidelines for those employees that perform essential tasks in our operations and have taken a cautious enterprise-wide approach with a phased return to workplace process for our employees who are currently working remotely. During 2020, our incremental employee safety costs associated with COVID-19 mitigation were approximately $15 million, primarily for personal protective equipment, enhanced cleaning protocols, temperature screening and other measures we adopted to protect our employees. We continue to operate our assets safely and efficiently during this challenging period.

2021 Dividends and Discretionary Capital

We expect to declare dividends of $1.08 per share for 2021, a 3% increase from the 2020 declared dividends of $1.05 per share. We also expect to invest $0.8 billion in expansion projects and contributions to joint ventures during 2021.

The expectations for 2021 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.  Please read our Item 1A “Risk Factors” below and “Information Regarding Forward-Looking Statements” at the beginning of this report for more information.  Furthermore, we plan to provide updates to these 2021 expectations when we believe previously disclosed expectations no longer have a reasonable basis.

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

In preparing our consolidated financial statements and related disclosures, examples of certain areas that require more judgment relative to others include our use of estimates in determining: (i) revenue recognition; (ii) income taxes; (iii) the economic useful lives of our assets and related depletion rates; (iv) the fair values used in (a) calculations of possible asset and equity investment impairment charges, and (b) calculation for the annual goodwill impairment test (or interim tests if triggered); (v) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (vi) provisions for credit losses; (vii) computation of the gain or loss, if any, on assets sold in whole or in part; and (viii) exposures under contractual indemnifications.

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

Our accrual of environmental liabilities often coincides either with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our probable environmental liabilities, if necessary or appropriate, following quarterly reviews of potential environmental issues and claims that could impact our assets or operations.  In recording and adjusting environmental liabilities, we consider the effect of environmental compliance, pending legal actions against us, and potential third party liability claims.  For more information on environmental matters, see Part I, Items 1 and 2 “Business and Properties—Narrative Description of Business—Environmental Matters.” For more information on our environmental disclosures, see Note 18 “Litigation and Environmental” to our consolidated financial statements.

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

Long-lived Asset and Equity Investment Impairments

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

For more information on our long-lived asset impairments and significant estimates and assumptions used in our evaluations, see Note 3   “Impairments and Losses and Gains on Divestitures.”

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

Excluding goodwill, our other intangible assets include customer contracts and relationships and agreements.  These intangible assets have definite lives, are being amortized in a systematic and rational manner over their estimated useful lives, and are reported separately as “Other intangibles, net” in our accompanying consolidated balance sheets.

For more information on our 2020 goodwill impairment evaluations and amortizable intangibles, see Note 3   “Impairments and Losses and Gains on Divestitures” and Note 8 “Goodwill” to our consolidated financial statements.

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

Employee Benefit Plans

We reflect an asset or liability for our pension and other postretirement benefit (OPEB) plans based on their overfunded or underfunded status. As of December 31, 2020, our pension plans were underfunded by $645 million, and our OPEB plans were overfunded by $62 million. Our pension and OPEB obligations and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the rate at which we expect the compensation of our employees to increase over the plan term, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. We utilize a full yield curve approach in the estimation of the service and interest cost components of net periodic benefit cost (credit) for our pension and OPEB plans which applies the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. The selection of these assumptions is further discussed in Note 10 “Share-based Compensation and Employee Benefits” to our consolidated financial statements.

Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our pension and OPEB can be, and have been revised in subsequent periods. The income statement impact of the changes in the assumptions on our related benefit obligations are deferred and amortized into income over either the period of expected future service of active participants, or over the expected future lives of inactive plan participants. As of December 31, 2020, we had deferred net losses of approximately $521 million in pre-tax accumulated other comprehensive loss related to our pension and OPEB plans.

The following sensitivity analysis shows the estimated impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and OPEB plans for the year ended December 31, 2020:

	Pension Benefits		OPEB
	Net benefit cost (income)	Change in funded status(a)	Net benefit cost (income)	Change in funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(11)	$215	$—	$21
Expected return on plan assets	(20)	—	(3)	—
Rate of compensation increase	3	(12)	—	—

One percent decrease in:
Discount rates	12	(253)	—	(24)
Expected return on plan assets	20	—	3	—
Rate of compensation increase	(2)	11	—	—
(a)Includes amounts deferred as either accumulated other comprehensive income (loss) or as a regulatory asset or liability for certain of our regulated operations.

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

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 16, “Reportable Segments”), net income and net income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA, Net Debt and Net Debt to Adjusted EBITDA.

GAAP Financial Measures

The Consolidated Earnings Results for the years ended December 31, 2020 and 2019 present Segment EBDA, net income and net income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in net income, but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below and the tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net Income (GAAP) to Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below). In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting net income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of our ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is net income attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings per common share. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” below.

DCF

DCF is calculated by adjusting net income attributable to Kinder Morgan, Inc. for Certain Items (Adjusted Earnings), and further by DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. We also include amounts from joint ventures for income taxes, DD&A and sustaining capital expenditures (see “Amounts from Joint Ventures” below). DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as common stock dividends, stock repurchases, retirement of debt, or expansion capital expenditures. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is net income attributable to Kinder Morgan, Inc. DCF per common share is DCF divided by average outstanding common shares, including restricted stock awards that participate in common share dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” and “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” below.

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting Segment EBDA for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management and external users of our financial statements additional insight into the ability of our segments to generate cash earnings on an ongoing basis. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. We believe the GAAP measure most directly comparable to Adjusted Segment EBDA is Segment EBDA. See “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results” for a reconciliation of Segment EBDA to Adjusted Segment EBDA by business segment.

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is net income. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income (GAAP) to Adjusted EBITDA” below.

Amounts from Joint Ventures

Certain Items, DCF and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculations of DCF and Adjusted EBITDA related to our unconsolidated and consolidated joint ventures include the same adjustments (DD&A and income tax expense, and for DCF only, also cash taxes and sustaining capital expenditures) with respect to the joint ventures as those included in the calculations of DCF and Adjusted EBITDA for our wholly-owned consolidated subsidiaries. (See “—Non-GAAP Financial Measures—Supplemental Information” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculations of DCF and Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated joint ventures. DCF and Adjusted EBITDA are further adjusted for certain KML activities attributable to our noncontrolling interests in KML for the periods presented through KML’s sale on December 16, 2019, see “—Non-GAAP Financial Measures—Supplemental Information—KML Activities Prior to December 16, 2019” below.

Net Debt

Net Debt is calculated, based on amounts as of December 31, 2020, by subtracting the following amounts from our debt balance of $34,689 million: (i) cash and cash equivalents of $1,184 million; (ii) debt fair value adjustments of $1,293 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $170 million for which we have entered into currency swaps. Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents. Our Net Debt-to-Adjusted EBITDA ratio was 4.6 as of December 31, 2020.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Year Ended December 31,
	2020	2019	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$3,483	$4,661	$(1,178)	(25)%
Products Pipelines	977	1,225	(248)	(20)%
Terminals	1,045	1,506	(461)	(31)%
CO2	(292)	681	(973)	(143)%
Kinder Morgan Canada	—	(2)	2	100%
Total segment EBDA	5,213	8,071	(2,858)	(35)%
DD&A	(2,164)	(2,411)	247	10%
Amortization of excess cost of equity investments	(140)	(83)	(57)	(69)%
General and administrative and corporate charges	(653)	(611)	(42)	(7)%
Interest, net	(1,595)	(1,801)	206	11%
Income before income taxes	661	3,165	(2,504)	(79)%
Income tax expense	(481)	(926)	445	48%
Net income	180	2,239	(2,059)	(92)%
Net income attributable to noncontrolling interests	(61)	(49)	(12)	(24)%
Net income attributable to Kinder Morgan, Inc.	$119	$2,190	$(2,071)	(95)%
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss (gain) on impairments and divestitures, net, and other income, net.  Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Year Ended December 31, 2020 vs. 2019

Net income attributable to Kinder Morgan, Inc. decreased $2,071 million in 2020 compared to 2019. The decrease was due primarily to $1,950 million of non-cash impairments of goodwill associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units and non-cash impairments of certain oil and gas producing assets in our CO2 business segment. The decrease in results was further impacted by lower earnings from all of our business segments primarily attributable to COVID-19-related reduced energy demand and commodity price impacts and the impact of the KML and U.S. Cochin Sale in the fourth quarter of 2019 on our Natural Gas Pipelines and Terminals business segments, partially offset by the benefit of completed expansion projects in our Natural Gas Pipelines business segment, by lower interest expense and DD&A expense, and by lower income tax expense due to 2019 income taxes related to the KML and U.S. Cochin Sale.

Certain Items Affecting Consolidated Earnings Results

	Year Ended December 31,
	2020			2019
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$3,483	$983	$4,466	$4,661	$(51)	$4,610	$(144)
Products Pipelines	977	50	1,027	1,225	33	1,258	(231)
Terminals	1,045	(55)	990	1,506	(332)	1,174	(184)
CO2	(292)	944	652	681	26	707	(55)
Kinder Morgan Canada	—	—	—	(2)	2	—	—
Total Segment EBDA(a)	5,213	1,922	7,135	8,071	(322)	7,749	(614)
DD&A and amortization of excess cost of equity investments	(2,304)	—	(2,304)	(2,494)	—	(2,494)	190
General and administrative and corporate charges(a)	(653)	92	(561)	(611)	13	(598)	37
Interest, net(a)	(1,595)	(15)	(1,610)	(1,801)	(15)	(1,816)	206
Income before income taxes	661	1,999	2,660	3,165	(324)	2,841	(181)
Income tax expense(b)	(481)	(107)	(588)	(926)	299	(627)	39
Net income	180	1,892	2,072	2,239	(25)	2,214	(142)
Net income attributable to noncontrolling interests(a)	(61)	—	(61)	(49)	(4)	(53)	(8)
Net income attributable to Kinder Morgan, Inc.	$119	$1,892	$2,011	$2,190	$(29)	$2,161	$(150)
(a)For a more detailed discussion of these Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) decreased by $150 million from the prior year and was primarily due to lower earnings from all of our business segments primarily attributable to COVID-19-related reduced energy demand and commodity price impacts and the impact of the KML and U.S. Cochin Sale in the fourth quarter of 2019 on our Natural Gas Pipelines and Terminals business segments, partially offset by the benefit of completed expansion projects in our Natural Gas Pipelines business segment and by lower interest expense and DD&A expense.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Year Ended December 31,
	2020	2019
	(In millions)
Net income attributable to Kinder Morgan Inc. (GAAP)	$119	$2,190
Total Certain Items	1,892	(29)
Adjusted Earnings(a)	2,011	2,161
DD&A and amortization of excess cost of equity investments for DCF(b)	2,671	2,867
Income tax expense for DCF(a)(b)	670	714
Cash taxes(c)	(68)	(90)
Sustaining capital expenditures(c)	(658)	(688)
Other items(d)	(29)	29
DCF	$4,597	$4,993

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Year Ended December 31,
	2020	2019
	(In millions, except per share amounts)
Natural Gas Pipelines	$4,466	$4,610
Products Pipelines	1,027	1,258
Terminals	990	1,174
CO2	652	707
Adjusted Segment EBDA(a)	7,135	7,749
General and administrative and corporate charges(a)	(561)	(598)
Joint venture DD&A and income tax expense(a)(e)	449	487
Net income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)(a)	(61)	(20)
Adjusted EBITDA	6,962	7,618
Interest, net(a)	(1,610)	(1,816)
Cash taxes(c)	(68)	(90)
Sustaining capital expenditures(c)	(658)	(688)
KML noncontrolling interests DCF adjustments(f)	—	(60)
Other items(d)	(29)	29
DCF	$4,597	$4,993

Adjusted Earnings per common share	$0.88	$0.95
Weighted average common shares outstanding for dividends(g)	2,276	2,276
DCF per common share	$2.02	$2.19
Declared dividends per common share	$1.05	$1.00
(a)Amounts are adjusted for Certain Items. See tables included in “—Reconciliation of Net Income (GAAP) to Adjusted EBITDA” and “—Supplemental Information” below.
(b)Includes DD&A or income tax expense, as applicable, from joint ventures. 2019 amounts are also net of DD&A or income tax expense attributable to KML noncontrolling interests. See tables included in “—Supplemental Information” below.
(c)Includes cash taxes or sustaining capital expenditures, as applicable, from joint ventures. See tables included in “—Supplemental Information” below.
(d)Includes pension contributions and non-cash pension expense, and non-cash compensation associated with our restricted stock program.

(e)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.
(f)2019 amount represents the combined net income, DD&A and income tax expense adjusted for Certain Items, as applicable, attributable to KML noncontrolling interests. See table included in “—Supplemental Information” below.
(g)Includes restricted stock awards that participate in common share dividends.

Reconciliation of Net Income (GAAP) to Adjusted EBITDA

	Year Ended December 31,
	2020	2019
	(In millions)
Net income (GAAP)	$180	$2,239
Certain Items:
Fair value amortization	(21)	(29)
Legal, environmental and taxes other than income tax reserves	26	46
Change in fair value of derivative contracts(a)	(5)	(24)
Loss (gain) on impairments and divestitures, net(b)	327	(280)
Loss on impairment of goodwill(c)	1,600	—
Restricted stock accelerated vesting and severance	52	—
COVID-19 costs	15	—
Income tax Certain Items	(107)	299
Noncontrolling interests associated with Certain Items	—	(4)
Other	5	(37)
Total Certain Items(d)	1,892	(29)
DD&A and amortization of excess cost of equity investments	2,304	2,494
Income tax expense(e)	588	627
Joint venture DD&A and income tax expense(e)(f)	449	487
Interest, net(e)	1,610	1,816
Net income attributable to noncontrolling interests (net of KML noncontrolling interests(e))	(61)	(16)
Adjusted EBITDA	$6,962	$7,618
(a)Gains or losses are reflected in our DCF when realized.
(b)2020 amount includes: (i) a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil prices and (ii) $21 million for asset impairments in our Products Pipelines business segment, which are reported within “Loss (gain) on impairments and divestitures, net” on the accompanying consolidated statement of income. 2019 amount primarily includes: (i) a $1,296 million pre-tax gain on the KML and U.S. Cochin Sale and a pre-tax loss of $364 million for asset impairments, related to gathering and processing assets in Oklahoma and northern Texas in our Natural Gas Pipelines business segment and oil and gas producing assets in our CO2 business segment, which are reported within “Loss (gain) on impairments and divestitures, net” on the accompanying consolidated statement of income and (ii) a pre-tax $650 million loss for an impairment of our investment in Ruby Pipeline which is reported within “Earnings from equity investments” on the accompanying consolidated statement of income.
(c)2020 amount includes non-cash impairments of goodwill of $1,000 million and $600 million associated with our Natural Gas Pipelines Non-Regulated and our CO2 reporting units, respectively.
(d)2020 and 2019 amounts include $(4) million and $634 million, respectively, reported within “Earnings from equity investments” on our accompanying consolidated statements of income.
(e)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(f)Represents joint venture DD&A and income tax expense. See table included in “—Supplemental Information” below.

Supplemental Information

	Year Ended December 31,
	2020	2019
	(In millions)
DD&A (GAAP)	$2,164	$2,411
Amortization of excess cost of equity investments (GAAP)	140	83
DD&A and amortization of excess cost of equity investments	2,304	2,494
Joint venture DD&A	367	392
DD&A attributable to KML noncontrolling interests	—	(19)
DD&A and amortization of excess cost of equity investments for DCF	$2,671	$2,867

Income tax expense (GAAP)	$481	$926
Certain Items	107	(299)
Income tax expense(a)	588	627
Unconsolidated joint venture income tax expense(a)(b)	82	95
Income tax expense attributable to KML noncontrolling interests(a)	—	(8)
Income tax expense for DCF(a)	$670	$714

KML activities prior to December 16, 2019
Net income attributable to KML noncontrolling interests	$—	$29
KML noncontrolling interests associated with Certain Items	—	4
KML noncontrolling interests(a)	—	33
DD&A attributable to KML noncontrolling interests	—	19
Income tax expense attributable to KML noncontrolling interests(a)	—	8
KML noncontrolling interests DCF adjustments(a)	$—	$60

Net income attributable to noncontrolling interests (GAAP)	$61	$49
Less: KML noncontrolling interests(a)	—	33
Net income attributable to noncontrolling interests (net of KML noncontrolling interests(a))	61	16
Noncontrolling interests associated with Certain Items	—	4
Net income attributable to noncontrolling interests (net of KML noncontrolling interests and Certain Items)	$61	$20

Additional joint venture information
Unconsolidated joint venture DD&A	$407	$411
Less: Consolidated joint venture partners’ DD&A	40	19
Joint venture DD&A	367	392
Unconsolidated joint venture income tax expense(a)(b)	82	95
Joint venture DD&A and income tax expense(a)	$449	$487

Unconsolidated joint venture cash taxes(b)	$(62)	$(61)

Unconsolidated joint venture sustaining capital expenditures	$(120)	$(114)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(6)	(6)
Joint venture sustaining capital expenditures	$(114)	$(108)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and PPL pipeline equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Year Ended December 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$7,259	$8,170
Operating expenses	(3,457)	(4,213)
(Loss) gain on impairments and divestitures, net	(1,010)	677
Other income	1	3
Earnings (losses) from equity investments	679	(29)
Other, net	11	53
Segment EBDA	3,483	4,661
Certain Items(a)	983	(51)
Adjusted Segment EBDA	$4,466	$4,610

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(144)

Volumetric data(b)
Transport volumes (BBtu/d)	37,487	36,793
Sales volumes (BBtu/d)	2,353	2,420
Gathering volumes (BBtu/d)	3,039	3,382
NGLs (MBbl/d)	27	32
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $983 million and $(51) million for 2020 and 2019, respectively. 2020 amount includes (i) a $1,000 million non-cash goodwill impairment on our Natural Gas Pipelines Non-Regulated reporting unit; (ii) an increase in revenues of $19 million resulting from amortization of regulatory liabilities including amounts recognized through earnings from equity investments; and (iii) a decrease in revenues of $15 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales. 2019 amount includes (i) a $957 million gain on the sale of Cochin Pipeline system; (ii) a $650 million non-cash impairment loss related to our investment in Ruby; (iii) $157 million and $133 million non-cash losses on impairments of certain gathering and processing assets in North Texas and Oklahoma, respectively; (iv) an increase in earnings of $23 million for a gain on an ownership rights contract with a joint venture partner; (v) a $16 million increase in earnings related to amortization of regulatory liabilities recognized through earnings of equity investments; and (vi) a $12 million decrease in revenues related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Adjusted Segment EBDA between 2020 and 2019:

Year Ended December 31, 2020 versus Year Ended December 31, 2019

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$(254)	(18)%
West Region	(47)	(4)%
East Region	157	7%
Total Natural Gas Pipelines	$(144)	(3)%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2020 and 2019:
•Midstream’s decrease of $254 million (18%) was primarily due to (i) a decrease of $142 million related to the sale of the Cochin Pipeline system on December 16, 2019 to Pembina; (ii) lower commodity prices on, a decrease in volumes and two customer bankruptcies associated with our South Texas assets; (iii) lower volumes on KinderHawk; and (iv) lower contract rates on our North Texas assets. These decreases were partially offset by higher equity earnings due to the Gulf Coast Express Pipeline being placed in service in September 2019. Overall Midstream’s revenues decreased primarily due to lower commodity prices which was largely offset by corresponding decreases in costs of sales;
•West Region’s decrease of $47 million (4%) was primarily due to decreases in earnings from (i) Ruby Pipeline Company, L.L.C. due principally to credit losses and lost revenues resulting from two of its customers’ bankruptcies; (ii) CPGPL as a result of the expiration of one shipper’s contract; and (iii) EPNG driven by higher operating expenses; and
•East Region’s increase of $157 million (7%) was primarily due to increases in earnings from ELC and SLNG resulting from the liquefaction units of the Elba Liquefaction project gradually being placed into service in the later part of 2019 and through the first eight months of 2020, and increased equity earnings from NGPL primarily due to higher revenues. These increases were partially offset by reduced contributions from TGP due to the impact of the FERC 501-G rate settlement on its revenues.

Products Pipelines

	Year Ended December 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$1,721	$1,831
Operating expenses	(779)	(684)
Loss on impairments and divestitures, net	(21)	—
Earnings from equity investments	55	72
Other, net	1	6
Segment EBDA	977	1,225
Certain Items(a)	50	33
Adjusted Segment EBDA	$1,027	$1,258

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(231)

Volumetric data(b)
Gasoline(c)	897	1,041
Diesel fuel	375	368
Jet fuel	179	306
Total refined product volumes	1,451	1,715
Crude and condensate	552	651
Total delivery volumes (MBbl/d)	2,003	2,366
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $50 million and $33 million in the 2020 and 2019 periods, respectively. 2020 amount includes a $46 million unfavorable rate case reserve adjustment, a non-cash loss on impairment of our Belton Terminal of $21 million and a $17 million favorable adjustment for tax reserves, other than income taxes. 2019 amount primarily related to unfavorable adjustments of an environmental reserve and of tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA between 2020 and 2019:

Year Ended December 31, 2020 versus Year Ended December 31, 2019

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Crude and Condensate	$(119)	(25)%
West Coast Refined Products	(63)	(12)%
Southeast Refined Products	(49)	(18)%
Total Products Pipelines	$(231)	(18)%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2020 and 2019:
•Crude and Condensate’s decrease of $119 million (25%) was primarily due to decreased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC) and the Bakken Crude assets. KMCC’s decreased earnings were primarily due to lower volumes. The Bakken Crude assets decreased earnings were primarily driven by lower volumes and reduced re-contracted rates on Double H pipeline. KMCC and Bakken Crude assets decreases were also impacted by unfavorable inventory valuation adjustments driven by declines in commodity prices during the first quarter 2020;
•West Coast Refined Products’ decrease of $63 million (12%) was due to decreased earnings on Pacific (SFPP) operations, Calnev Pipe Line LLC and West Coast terminals driven by lower service revenues as a result of a reduction in volumes due to COVID-19; and
•Southeast Refined Products’ decrease of $49 million (18%) was primarily due to decreased earnings from our South East Terminals and a decrease in equity earnings from PPL pipeline as a result of decreased services revenues driven by lower volumes and prices due to COVID-19, and lower earnings from our Transmix processing operations driven by unfavorable inventory adjustments resulting from commodity price declines during the first quarter 2020.

Terminals

	Year Ended December 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$1,722	$2,034
Operating expenses	(762)	(888)
Gain on divestitures and impairments, net	49	342
Other income	1	—
Earnings from equity investments	22	23
Other, net	13	(5)
Segment EBDA	1,045	1,506
Certain Items(a)	(55)	(332)
Adjusted Segment EBDA	$990	$1,174

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(184)

Volumetric data(b)
Liquids leasable capacity (MMBbl)	79.7	79.7
Liquids utilization %(c)	95.3%	93.2%
Bulk transload tonnage (MMtons)	48.0	55.3
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $(55) million and $(332) million for 2020 and 2019, respectively. 2020 amount related to a gain on sale of our Staten Island terminal and 2019 amount primarily related to a gain of $339 million on the sale of KML.
Other
(b)Volumes for assets sold are excluded for all periods presented.
(c)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA between 2020 and 2019:

Year Ended December 31, 2020 versus Year Ended December 31, 2019

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Alberta Canada	$(124)	(100)%
Gulf Liquids	(23)	(7)%
West Coast	(22)	(100)%
Mid Atlantic	(10)	(15)%
Gulf Bulk	(8)	(12)%
All others (including intrasegment eliminations)	3	1%
Total Terminals	$(184)	(16)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2020 and 2019:
•the Sale of KML assets to Pembina on December 16, 2019, which accounted for the decreases on our Alberta Canada terminals and our West Coast terminals;
•decrease of $23 million (7%) from our Gulf Liquids terminals primarily driven by lower volumes and associated ancillary fees related to demand reduction attributable to COVID-19 as well as tanks being temporarily off-lease as they are transitioned to new customers following the termination of a major customer contract;
•decrease of $10 million (15%) from our Mid Atlantic terminals primarily due to lower coal volumes at our Pier IX facility driven by coal market weakness largely attributable to demand reduction associated with COVID-19; and
•decrease of $8 million (12%) from our Gulf Bulk terminals primarily due to decreased coal volumes and the impact of an expired contract in January 2020.

CO2

	Year Ended December 31,
	2020	2019
	(In millions, except operating statistics)
Revenues	$1,038	$1,219
Operating expenses	(404)	(496)
Loss on impairments and divestitures, net	(950)	(76)
Other expense	—	(1)
Earnings from equity investments	24	35
Segment EBDA	(292)	681
Certain Items(a)	944	26
Adjusted Segment EBDA	$652	$707

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(55)

Volumetric data
SACROC oil production	21.8	23.9
Yates oil production	6.6	7.2
Katz and Goldsmith oil production	2.8	3.8
Tall Cotton oil production	1.7	2.3
Total oil production, net (MBbl/d)(b)	32.9	37.2
NGL sales volumes, net (MBbl/d)(b)	9.5	10.1
CO2 sales volumes, net (Bcf/d)	0.4	0.6
Realized weighted average oil price ($ per Bbl)	$53.78	$49.49
Realized weighted average NGL price ($ per Bbl)	$17.95	$23.49
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $944 million and $26 million for 2020 and 2019, respectively. 2020 amount includes (i) a $600 million goodwill impairment on our CO2 reporting unit and (ii) non-cash impairments of $350 million on our oil and gas producing assets. 2019 amount includes non-cash impairments of $75 million on our oil and gas producing assets and an increase in revenues of $49 million related to mark-to-market gains associated with derivative contracts used to hedge forecasted commodity sales.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA between 2020 and 2019:

Year Ended December 31, 2020 versus Year Ended December 31, 2019

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Source and Transportation activities	$(82)	(28)%
Oil and Gas Producing activities	27	6%
Total CO2	$(55)	(8)%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2020 and 2019:
•decrease of $82 million (28%) from our Source and Transportation activities primarily due to a decrease of $103 million related to lower CO2 sales volumes partially offset by lower operating expenses of $28 million; and
•increase of $27 million (6%) from our Oil and Gas Producing activities primarily due to (i) lower operating expenses of $69 million; and (ii) higher realized crude oil prices which increased revenues by $62 million, offset by (i) lower volumes which decreased revenues by $92 million; and (ii) lower NGL prices which decreased revenues by $24 million.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of December 31, 2020.

	2021	2022	2023	2024
Crude Oil(a)
Price ($ per Bbl)	$50.37	$50.98	$49.78	$43.50
Volume (MBbl/d)	25.70	10.80	5.45	1.55
NGLs
Price ($ per Bbl)	$29.26
Volume (MBbl/d)	4.24
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.26
Volume (MBbl/d)	24.55
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Year Ended December 31,
	2020	2019
	(In millions)
DD&A (GAAP)	$(2,164)	$(2,411)

General and administrative (GAAP)	$(648)	$(590)
Corporate charges	(5)	(21)
Certain Items(a)	92	13
General and administrative and corporate charges(b)	$(561)	$(598)

Interest, net (GAAP)	$(1,595)	$(1,801)
Certain Items(c)	(15)	(15)
Interest, net(b)	$(1,610)	$(1,816)

Net income attributable to noncontrolling interests (GAAP)	$(61)	$(49)
Certain Items	—	(4)
Net income attributable to noncontrolling interests(b)	$(61)	$(53)
Certain Items
(a)2020 amount includes $52 million for restricted stock accelerated vesting and severance expense, $15 million related to costs incurred associated with COVID-19 mitigation and an increase in expense of $23 million associated with a non-cash fair value adjustment and the dividend on the Pembina common stock. 2019 amount includes: (i) an increase in asset sale related costs of $15 million; (ii) an increase in expense of $13 million related to a litigation matter; and (iii) a decrease in expense of $19 million associated with a non-cash fair value adjustment on the Pembina common stock.

(b)Amounts are adjusted for Certain Items.
(c)2020 and 2019 amounts include: (i) decreases in interest expense of $21 million and $29 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases of $8 million and $13 million, respectively, in interest expense related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.

DD&A expense decreased $247 million in 2020 when compared to 2019 primarily due to larger non-cash impairments taken in the first quarter 2020 compared to the fourth quarter 2019 on our oil and gas producing assets, lower CO2 business segment oil and gas production and the sale of KML partially offset by our Elba Liquefaction project gradually placed into service during 2019 and 2020.

General and administrative expenses and corporate charges adjusted for Certain Items decreased $37 million in 2020 when compared to 2019 primarily due to lower non-cash pension expenses of $45 million, lower expenses of $31 million due to the KML and U.S. Cochin Sale and $20 million of cost savings associated with efficiency efforts and reduced activity during the pandemic, partially offset by lower capitalized costs of $57 million reflecting reduced capital projects primarily in our Natural Gas Pipelines, CO2 and Products Pipelines business segments.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items decreased $206 million in 2020 when compared to 2019 primarily due to lower weighted average long-term debt balances and lower LIBOR rates partially offset by lower capitalized interest.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of December 31, 2020 and 2019, approximately 16% and 27%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 14 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests, represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.  Net income attributable to noncontrolling interests adjusted for Certain Items increased $8 million in 2020 compared to 2019.

Income Taxes

Year Ended December 31, 2020 versus Year Ended December 31, 2019

Our income tax expense for the year ended December 31, 2020 is approximately $481 million, as compared with income tax expense of $926 million for the same period of 2019.  The $445 million decrease in income tax expense in 2020 as compared to 2019 is due primarily to (i) lower pretax income in 2020, (ii) lower foreign income taxes as a result of the KML and U.S. Cochin Sale in 2019, and (iii) the refund of alternative minimum tax sequestration credits in 2020. These decreases are partially offset by the lack of tax benefit on the higher impairment of non-tax deductible goodwill in 2020 and lower dividend-received deductions related to our investment in NGPL in 2020.

Liquidity and Capital Resources

General

As of December 31, 2020, we had $1,184 million of “Cash and cash equivalents,” an increase of $999 million from December 31, 2019. Additionally, as of December 31, 2020, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $4,550 million and $4,748 million in 2020 and 2019, respectively. The year-to-year decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures. We believe our current cash on hand, our cash from operations and our borrowing capacity under our revolving credit facility are more than adequate to allow us to manage our cash requirements, including maturing debt, through 2021; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.2625 per share for the fourth quarter of 2020, consistent with previous quarters in 2020. The total of the dividends declared for 2020 of $1.05 represents a 5% increase over total dividends declared for 2019. We expect to fully fund our dividend payments as well as our discretionary spending for 2021 without funding from the capital markets with additional flexibility to engage in share repurchases on an opportunistic basis.

Short-term Liquidity

As of December 31, 2020, our principal sources of short-term liquidity are (i) cash from operations; (ii) our $4.0 billion revolving credit facility and associated commercial paper program; and (iii) cash and cash equivalents. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes, and as a backup to our commercial paper program. Letters of credit and commercial paper borrowings reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the continuing impacts of COVID-19 with respect to our ability to access funding through our credit facility.

As of December 31, 2020, our $2,558 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2019 was $2,477 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,871 million and $1,862 million as of December 31, 2020 and 2019, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall slight $9 million unfavorable change from year-end 2019 was primarily due to: (i) a decrease of $925 million related to the sale of Pembina common equity in January 2020; (ii) an increase of approximately $216 million in senior notes that mature in the next twelve months; and (iii) the $100 million repayment of the preferred interest in Kinder Morgan G.P. Inc.; substantially offset by (i) an increase in cash and cash equivalents of $999 million; and (ii) a favorable asset fair value adjustment of $101 million on derivative contracts in 2020. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

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

As of December 31, 2020, our short-term corporate debt ratings were A-2, Prime-2 and F2 at Standard and Poor’s, Moody’s Investor Services and Fitch Ratings, Inc., respectively.

The following table represents KMI’s and KMP’s senior unsecured debt ratings as of December 31, 2020.

Rating agency	Senior debt rating	Outlook
Standard and Poor’s	BBB	Stable
Moody’s Investor Services	Baa2	Stable
Fitch Ratings, Inc.	BBB	Stable

Long-term Financing

Our equity consists of Class P common stock with a par value of $0.01 per share. We do not expect to need to access the equity capital markets to fund our discretionary capital investments for the foreseeable future. See also “—Dividends and Stock Buy-back Program” below for additional discussion related to our dividends and stock buy-back program.

From time to time, we issue long-term debt securities, often referred to as senior notes.  All of our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium.  In addition, from time to time, our subsidiaries issue long-term debt securities. Furthermore, we and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein we each guarantee each other’s debt. See “—Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries. As of December 31, 2020 and 2019, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $30,838 million and $30,883 million, respectively.

On August 5, 2020, we issued in a registered offering two series of senior notes consisting of $750 million aggregate principal amount of 2.00% senior notes due 2031 and $500 million aggregate principal amount of 3.25% senior notes due 2050 and received combined net proceeds of $1,226 million. We used the proceeds to repay maturing debt, including in early January 2021, our $750 million 3.50% senior notes that were scheduled to mature in March 2021.

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

For additional information about our outstanding senior notes and debt-related transactions in 2020 , see Note 9 “Debt” to our consolidated financial statements.  For information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us. The balance of our allowance for credit losses as of December 31, 2020 and December 31, 2019, was $26 million and $9 million, respectively, reflected in “Other current assets” on our consolidated balance sheets, which includes reserves for counterparty bankruptcies recorded during the year ended December 31, 2020.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating DCF (see “—Results of Operations—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Our capital expenditures for the year ended December 31, 2020, and the amount we expect to spend for 2021 to sustain our assets and grow our business are as follows:

	2020	Expected 2021
	(In millions)
Sustaining capital expenditures(a)(b)	$658	$792
Discretionary capital investments(b)(c)(d)	1,692	794
(a)2020 and Expected 2021 amounts include $114 million and $119 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”
(b)2020 excludes $21 million due to decreases in accrued capital expenditures and contractor retainage and net changes in other.
(c)2020 amount includes $550 million of our contributions to certain unconsolidated joint ventures for capital investments and small acquisitions.
(d)Amounts include our actual or estimated contributions to certain unconsolidated joint ventures, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

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

Contractual Obligations and Commercial Commitments

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$33,396	$2,558	$5,825	$3,491	$21,522
Interest payments(b)	21,693	1,684	3,077	2,631	14,301
Lease obligations(c)	412	53	84	64	211
Pension and OPEB plans(d)	852	63	36	32	721
Transportation, volume and storage agreements(e)	631	163	223	143	102
Other obligations(f)	435	91	132	68	144
Total	$57,419	$4,612	$9,377	$6,429	$37,001
Other commercial commitments:
Standby letters of credit(g)	$147	$74	$73	$—	$—
Capital expenditures(h)	$141	$141	$—	$—	$—
(a)See Note 9 “Debt” to our consolidated financial statements.
(b)Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31,2020.
(c)Represents commitments pursuant to the terms of operating lease agreements as of December 31, 2020.
(d)Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and OPEB plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected contributions in 2021 and estimated benefit payments for underfunded plans in the other years.
(e)Primarily represents transportation agreements of $279 million, NGL volume agreements of $208 million and storage agreements for capacity of $131 million.
(f)Primarily includes (i) rights-of-way obligations; and (ii) environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These environmental liabilities are included within “Other current liabilities” and “Other long-term liabilities and deferred credits” in our consolidated balance sheet as of December 31, 2020.
(g)The $147 million in letters of credit outstanding as of December 31, 2020 consisted of the following (i) letters of credit totaling $46 million supporting our International Marine Terminals Partnership Plaquemines, Louisiana Port, Harbor, and Terminal Revenue Bonds; (ii) $46 million under seven letters of credit for insurance purposes; (iii) a $24 million letter of credit supporting our Kinder Morgan Operating LLC “B” tax-exempt bonds; and (iv) a combined $31 million in thirty letters of credit supporting environmental and other obligations of us and our subsidiaries.
(h)Represents commitments for the purchase of plant, property and equipment as of December 31, 2020.

Cash Flows

Operating Activities
Cash provided by operating activities decreased $198 million in 2020 compared to 2019 primarily due to:
•a $409 million decrease in cash after adjusting the $2,059 million decrease in net income by $1,650 million for the combined effects of the period-to-period net changes in non-cash items including the following: (i) loss on impairments and divestitures, net (see discussion above in “—Results of Operations”); (ii) changes in fair market value of derivative contracts; (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments; partially offset by
•a $145 million increase in cash primarily resulting from $227 million of net income tax payments in the 2020 period compared to $372 million of net income tax payments in the 2019 period, which in both periods were primarily for foreign income taxes associated with the sale of certain Canadian assets. The income tax payments for the 2020 period are net of a $20 million refund related to alternative minimum tax sequestration credits; and
•a $66 million increase in cash associated with net changes in working capital items, other than income tax payments, and other non-current assets and liabilities. The increase was driven, among other things, primarily by a favorable change due to the timing of trade payables payments, and partially offset by higher pension plan contributions we made in the 2020 period compared to the 2019 period.

Investing Activities

Cash used in investing activities decreased $803 million in 2020 compared to 2019 primarily due to:
◦a $959 million increase in cash from the proceeds received from the sales of property, plant and equipment, investments, and other net assets, net of removal costs primarily due to $907 million of proceeds received from the sale of the Pembina shares in the 2020 period. See Note 4 “Divestitures” to our consolidated financial statements for further information regarding this transaction;
◦a $913 million decrease in cash used for contributions to equity investments driven by lower contributions to Gulf Coast Express Pipeline LLC, MEP, Citrus, and FEP in the 2020 period compared with the 2019 period, partially offset by contributions made to SNG in the 2020 period; and
◦a $563 million decrease in capital expenditures in the 2020 period over the comparative 2019 period primarily due to lower expenditures on the Elba Liquefaction expansion and also reflecting our reduction of expansion capital projects in the wake of COVID-19; partially offset by
◦the $1,527 million decrease in cash resulting from proceeds received from the KML and U.S. Cochin Sale, net of cash disposed, in 2019. See Note 4 “Divestitures” to our consolidated financial statements for further information regarding this transaction; and
◦a $179 million decrease in distributions received from equity investments in excess of cumulative earnings primarily from Ruby, FEP and SNG in the 2020 period over the comparative 2019 period.

Financing Activities

Cash used in financing activities decreased $3,547 million in 2020 compared to 2019 primarily due to:
•a $3,065 million net increase in cash from net debt activity primarily driven by an increase in long-term debt issuances, and to a lesser extent, lower long-term debt repayments and lower utilization of our credit facility for short-term borrowings, which resulted in a substantial decrease in each our total debt issuances and total debt payments, in the 2020 period compared to the 2019 period. See Note 9 “Debt” to our consolidated financial statements for further information regarding our debt activity; and
•an $879 million decrease in cash used resulting from the distribution of the TMPL sale proceeds to the owners of KML restricted voting shares in the 2019 period; partially offset by
•a $199 million increase in dividend payments to our common shareholders; and
•a $137 million decrease in contributions received from an investment partner and noncontrolling interests primarily driven by lower contributions received from EIG in the 2020 period compared to the 2019 period.

Dividends and Stock Buy-back Program
The table below reflects the declaration of common stock dividends of $1.05 per common share for 2020:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2020	$0.2625	April 22, 2020	May 4, 2020	May 15, 2020
June 30, 2020	0.2625	July 22, 2020	August 3, 2020	August 17, 2020
September 30, 2020	0.2625	October 21, 2020	November 2, 2020	November 16, 2020
December 31, 2020	0.2625	January 20, 2021	February 1, 2021	February 16, 2021

We expect to continue to return additional value to our shareholders in 2021 through our previously announced dividend increase. We plan to increase our dividend by 3% to $1.08 per common share in 2021. Based on our 2021 expectations, we also expect to have the capacity to engage in opportunistic share repurchases up to $450 million during the year under our $2 billion common share buy-back program approved by our board of directors in July 2017. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million. For information on our equity buy-back program and our equity distribution agreement, see Note 11 “Stockholders' Equity” to our consolidated financial statements.

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

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X that we early adopted effective January 1, 2020.  Also, see Exhibit 10.14 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of December 31, 2020.”

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

Excluding fair value adjustments, as of December 31, 2020 and 2019, the Obligated Group had $32,563 million and $32,409 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

	December 31,
Summarized Combined Balance Sheet Information	2020	2019
	(In millions)
Current assets	$2,957	$1,918
Current assets - affiliates	1,151	1,146
Noncurrent assets	61,783	63,298
Noncurrent assets - affiliates	616	441
Total Assets	$66,507	$66,803

Current liabilities	$4,528	$4,569
Current liabilities - affiliates	1,209	1,139
Noncurrent liabilities	33,907	33,612
Noncurrent liabilities - affiliates	1,078	1,325
Total Liabilities	40,722	40,645
Redeemable noncontrolling interest	728	803
Kinder Morgan, Inc.’s stockholders’ equity	25,057	25,355
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$66,507	$66,803

Summarized Combined Income Statement Information	Year Ended December 31, 2020
(In millions)
Revenues	$10,676
Operating income	1,932
Net income	654

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

The credit ratings of the primary parties from whom we transact in energy commodity derivative contracts (based on contract market values) are as follows (credit ratings per Standard & Poor’s Rating Service):

Credit Rating
ING	A+
Citibank	A+
JP Morgan	A+
Bank of Nova Scotia	A+
Bank of America	A-

We measure the risk of price changes in the derivative instrument portfolios utilizing a sensitivity analysis model. The sensitivity analysis applied to each portfolio measures the potential income or loss (i.e., the change in fair value of the derivative instrument portfolio) based upon a hypothetical 10% movement in the underlying quoted market prices. In addition to these variables, the fair value of each portfolio is influenced by fluctuations in the notional amounts of the instruments and the discount rates used to determine the present values. Because we enter into derivative contracts largely for the purpose of mitigating the risks that accompany certain of our business activities, both in the sensitivity analysis model and in reality, the change in the market value of the derivative contracts’ portfolio is offset largely by changes in the value of the underlying physical transactions. A hypothetical 10% movement in the underlying commodity prices would have the following effect on the associated derivative contracts’ estimated fair value:

	As of December 31,
Commodity derivative	2020	2019
	(In millions)
Crude oil	$81	$113
Natural gas	12	8
NGL	7	7
Total	$100	$128

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.  Generally, there is not an obligation to prepay fixed rate debt prior to maturity and, as a result, changes in fair value should not have a significant impact on the fixed rate debt. We are generally subject to interest rate risk upon refinancing maturing debt. Below are our debt balances, including debt fair value adjustments and, as of December 31, 2019, the preferred interest in KMP held by KMGP that was redeemed on January 15, 2020, and sensitivity to interest rates:

	December 31, 2020		December 31, 2019
	Carrying value	Estimated fair value(e)	Carrying value	Estimated fair value(e)
	(In millions)
Fixed rate debt(a)	$34,376	$39,306	$33,943	$37,588

Variable rate debt	$313	$316	$449	$428
Notional principal amount of variable-to-fixed interest rate swap agreements(b)	(2,750)		(250)
Notional principal amount of fixed-to-variable interest rate swap agreements(c)	7,625		8,725
Debt balances subject to variable interest rates(d)	$5,188		$8,924
(a)A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2020 and 2019, would result in changes of approximately $1,541 million and $1,548 million, respectively, in the estimated fair values of these instruments.
(b)December 31, 2020 amount includes $2.5 billion of variable-to-fixed interest rate swap agreements that expire during 2021.
(c)December 31, 2020 amount includes $900 million of fixed-to-variable interest rate swap agreements that expire during 2021.

(d)A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 49 and 53 basis points, respectively, in 2020 and 2019) when applied to our outstanding balance of variable rate debt as of December 31, 2020 and 2019, including adjustments for the notional swap amounts described above, would result in changes of approximately $25 million and $47 million, respectively, in our 2020 and 2019 annual income before income taxes.
(e)Fair values were determined using Level 2 inputs.

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

As presented in the table above, we monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements.  As of December 31, 2020, including debt converted to variable rates through the use of interest rate swaps but excluding our debt fair value adjustments, approximately 16% of our debt balances were subject to variable interest rates.

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 14 “Risk Management” to our consolidated financial statements.

LIBOR Phase Out

Amounts drawn under our revolving credit facility may bear interest rates in relation to U.S. Dollar LIBOR (“USD LIBOR”), depending on our selection of repayment options, and certain of our outstanding interest rate swap agreements have a floating interest rate in relation to one-month LIBOR or three-month LIBOR. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

The agreement governing our revolving credit facility includes provisions to determine a replacement rate for LIBOR if necessary during its term, which require that we and our administrative agent agree upon a replacement rate based on the then-prevailing market convention for similar agreements, which rate is not objected to by lenders holding a majority of the revolving commitments. The International Swaps and Derivatives Association has developed provisions for SOFR-based fall-back rates to apply upon permanent cessation of LIBOR and has published a protocol to enable market participants to include the new provisions in existing swap agreements.

We currently do not expect the transition from LIBOR to have a material impact on us.

Foreign Currency Risk

As of December 31, 2020, we had a notional principal amount of $1,358 million of cross-currency swap agreements that effectively convert all of our fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates.  These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is in this report as set forth in the “Index to Financial Statements” on page 72.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2021.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and (2) Financial Statement Schedules

See “Index to Financial Statements” set forth on Page 72.

(3)Exhibits

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

4.6	*
Forms of Kinder Morgan Finance Company LLC Notes (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446))

4.7	*
Indenture dated January 2, 2001 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit 4.11 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11234))

4.8	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234))

4.9	*	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001(File No. 1-11234))

4.10	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

4.11	*
Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234))

4.12	*
Indenture dated August 19, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))

4.13	*
First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))

4.14	*	Form of 7.30% Notes due 2033 (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346))

4.15	*
Senior Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961))

4.16	*
Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961))

4.17	*
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

4.18	*
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

4.19	*
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

4.21	*
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

4.24	*
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

4.26	*
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

4.28	*
Certificate of the Vice President and Treasurer and Vice President and Secretary of KMI establishing the terms of the 5.050% Senior Notes due 2046 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35081))

4.29	*
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

4.33	*
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of Kinder Morgan, Inc. establishing the terms of the 2.00% Notes due February 15, 2031 and the 3.25% Notes due August 1, 2050 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-35081))

4.34		Certain instruments with respect to long-term debt of KMI and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of KMI and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601. KMI hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

4.35	*	Description of Capital Stock of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.36	*	Description of Debt Securities of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	*	KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.5 to KMI’s Registration Statement on Form S-8, filed on July 1, 2015 (File No. 333-205430))

10.2	*	Amendment No. 1 to KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to KMI’s Current Report on Form 8-K filed on January 24, 2017 (File No. 001-35081))

10.3	*	Amendment No. 2 to KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-35081))

10.4	*	Amendment No. 3 to KMI 2015 Amended and Restated Stock Incentive Plan (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed on January 22, 2019 (File No. 001-35081))

10.5	*	2015 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 4.6 to KMI’s Registration Statement on Form S-8, filed on July 1, 2015 (File No. 333-205430))

10.6	*	2016 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35081))

10.7	*	2018 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-35081))

10.8	*	Amended and Restated Stock Compensation Plan for Non-Employee Directors (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-35081))

10.9	*	2015 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.6 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-35081))

10.10	*	2011 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081))

10.11	*	KMI Employees Stock Purchase Plan (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081))

10.12	*	Amended and Restated Annual Incentive Plan of KMI (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed January 26, 2021 (File No. 001-35081))

10.13	*
Revolving Credit Agreement, dated November 16, 2018 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.15 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35081))

10.14		Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2020

21.1	Subsidiaries of KMI

22.1	Subsidiary guarantors and issuers of guaranteed securities

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iii) our Consolidated Balance Sheets as of December 31, 2020 and 2019; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; (v) our Consolidated Statements of Stockholders’ Equity as of and for the years ended December 31, 2020, 2019, and 2018; and (vi) the notes to our Consolidated Financial Statements

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.
_______
*Asterisk indicates exhibits incorporated by reference as indicated; all other exhibits are filed herewith, except as noted otherwise.

KINDER MORGAN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Certain Oil and Gas Producing Properties

As described in Notes 2 and 3 to the consolidated financial statements, the Company recognized $350 million of impairments on the income statement within “Loss (gain) on impairments and divestitures, net” for the year ended December 31, 2020 related to certain oil and gas producing properties included on the balance sheet under “Property, plant and equipment, net.” Management accounts for their oil and gas producing properties under the successful efforts method of accounting and evaluates such properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure. Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on future oil and gas production volumes. To compute estimated future cash flows for oil and gas producing properties, management used reserve engineers (“specialists”) to estimate future oil and gas production volumes. These estimates of future oil and gas production volumes are based upon historical performance along with adjustments for expected crude oil and natural gas field development.

The principal considerations for our determination that performing procedures relating to the impairment of certain oil and gas producing properties that were impaired is a critical audit matter are (i) the significant judgment by management, including the use of specialists, when developing the fair value of the oil and gas producing properties; which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, methods, and significant assumptions used by management and its specialists in developing the estimates of future oil and gas production volumes.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of oil and gas producing properties, including management’s estimates of future oil and gas production volumes. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the future oil and gas production volumes. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of methods and assumptions used by the specialist, tests of the data used by the specialists, and an evaluation of the specialists’ findings. These procedures also included, among others (i) testing management’s process for determining the fair value of the oil and gas producing properties; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of management’s estimate of future oil and gas production volumes which involved considering the current and past performance of the oil and gas producing properties and whether this was consistent with evidence obtained in other areas of the audit.

Goodwill Impairment of the CO2 Reporting Unit

As described in Notes 2, 3 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19,851 million as of December 31, 2020, which included a $600 million impairment recorded on the CO2 reporting unit within “Loss (gain) on impairments and divestitures, net” for the year ended December 31, 2020. Management evaluates goodwill for impairment on May 31 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment during the interim periods. Management estimates the fair value of the CO2 reporting unit based on an income approach utilizing the present value of future cash flows from its oil and gas producing properties and source and transportation assets. To compute estimated future cash flows for oil and gas producing properties, management used reserve engineers (“specialists”) to estimate future oil and gas production volumes. These estimates of future oil and gas production volumes are based upon historical performance along with adjustments for expected crude oil and natural gas field development. The future cash flows for the source and transportation assets are based on forecasted throughput volumes, CO2 pricing, operating expenses and capital expenditures.

The principal considerations for our determination that performing procedures relating to the goodwill impairment of the CO2 reporting unit is a critical audit matter are the significant judgment by management, including the use of specialists, when developing the fair value measurement of the reporting unit, which included the (i) estimates of the future oil and gas production volumes of oil and gas producing properties; and (ii) the significant assumption related to the forecasted throughput volumes for the source and transportation assets; which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the audit evidence related to (i) the data, methods, and significant assumption used by management and its specialists in developing the estimates of future oil and gas production volumes of the oil and gas producing properties; and (ii) the significant assumption related to forecasted throughput volumes for the source and transportation assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment. The work of management’s specialist was used in performing the procedures to evaluate the reasonableness of the future oil and gas production volumes related to the oil and gas producing properties. As a basis for using this work, the specialists’ qualifications were understood and the Company’s relationship with the specialists was assessed. The procedures performed also included evaluation of the methods and assumptions used, tests of the data used by specialists, and an evaluation of the specialists’ findings. These procedures also included, among others, (i) testing management’s process for developing the overall fair value estimate of the reporting unit, which includes the estimates of future oil and gas production volumes and the significant assumption related to the forecasted throughput volumes; (ii) testing the completeness and accuracy of the underlying data used in the model; and (iii) evaluating the reasonableness of the estimate of the future oil and gas production volumes and the significant assumption related to the forecasted throughput volumes. Evaluating management’s estimates and assumptions related to the future oil and gas production volumes and forecasted throughput volumes involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the oil and gas producing properties and the source and transportation assets and whether these assumptions were consistent with evidence obtained in other areas of the audit.

Goodwill Impairment of the Natural Gas Pipelines Non-Regulated Reporting Unit

As described in Notes 2, 3 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $19,851 million as of December 31, 2020, which included a $1,000 million impairment recorded on the Natural Gas Pipelines Non-Regulated reporting unit within “Loss (gain) on impairments and divestitures, net” for the year ended December 31, 2020. Management evaluates goodwill for impairment on May 31 of each year, or more frequently to the extent events or conditions indicate a risk of possible impairment during the interim periods. Management estimated the fair value of the Natural Gas Pipelines Non-Regulated reporting unit utilizing a weighted average of a market approach (25%) and income approach (75%). The market approach was based on enterprise value to estimated 2020 earnings before interest, taxes, depreciation and amortization (EBITDA) multiples for a selected number of peer group midstream companies with comparable operations and economic characteristics. The income approach was based on an analysis of estimated discounted cash flows and an application of an exit multiple based on management’s expectations of a discount rate and exit multiple that would be applied by a theoretical market participant and for market transactions of comparable assets. The discounted cash flows included various assumptions on forecasted commodity throughput volumes and contract prices for each underlying asset within the reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Natural Gas Pipelines Non-Regulated reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit utilizing the income approach; and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted commodity throughput volumes and forecasted contract prices.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Natural Gas Pipelines Non-Regulated reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of significant assumptions related to the forecasted commodity throughput volumes and forecasted contract prices. Evaluating management’s significant assumptions related to forecasted commodity throughput volumes and forecasted contract prices involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/PricewaterhouseCoopers LLP

Houston, Texas
February 5, 2021

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Services	$7,618	$8,198	$7,955
Commodity sales	3,891	4,811	5,987
Other	191	200	202
Total Revenues	11,700	13,209	14,144
Operating Costs, Expenses and Other
Costs of sales	2,545	3,263	4,421
Operations and maintenance	2,475	2,591	2,522
Depreciation, depletion and amortization	2,164	2,411	2,297
General and administrative	648	590	601
Taxes, other than income taxes	378	426	345
Loss (gain) on impairments and divestitures, net (Note 3)	1,932	(942)	167
Other income, net	(2)	(3)	(3)
Total Operating Costs, Expenses and Other	10,140	8,336	10,350
Operating Income	1,560	4,873	3,794
Other Income (Expense)
Earnings from equity investments	780	101	617
Amortization of excess cost of equity investments	(140)	(83)	(95)
Interest, net	(1,595)	(1,801)	(1,917)
Other, net	56	75	107
Total Other Expense	(899)	(1,708)	(1,288)
Income Before Income Taxes	661	3,165	2,506
Income Tax Expense	(481)	(926)	(587)
Net Income	180	2,239	1,919
Net Income Attributable to Noncontrolling Interests	(61)	(49)	(310)
Net Income Attributable to Kinder Morgan, Inc.	119	2,190	1,609
Preferred Stock Dividends	—	—	(128)
Net Income Available to Common Stockholders	$119	$2,190	$1,481
Class P Shares
Basic and Diluted Earnings Per Common Share	$0.05	$0.96	$0.66
Basic and Diluted Weighted Average Common Shares Outstanding	2,263	2,264	2,216

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income	$180	$2,239	$1,919
Other comprehensive (loss) income, net of tax
Change in fair value of hedge derivatives (net of tax (expense) benefit of $(75), $52, and $(34), respectively)	249	(177)	111
Reclassification of change in fair value of derivatives to net income (net of tax benefit (expense) of $78, $(2), and $(25), respectively)	(255)	6	84
Foreign currency translation adjustments (net of tax expense of $—, $27, and $16, respectively)	—	108	141
Benefit plan adjustments (net of tax benefit (expense) of $19, $(23), and $(11), respectively)	(68)	77	2
Total other comprehensive (loss) income	(74)	14	338
Comprehensive income	106	2,253	2,257
Comprehensive income attributable to noncontrolling interests	(61)	(66)	(328)
Comprehensive income attributable to KMI	$45	$2,187	$1,929

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$1,184	$185
Restricted deposits	25	24
Marketable securities at fair value	—	925
Accounts receivable	1,293	1,379
Fair value of derivative contracts	185	84
Inventories	348	371
Other current assets	168	270
Total current assets	3,203	3,238
Property, plant and equipment, net	35,836	36,419
Investments	7,917	7,759
Goodwill	19,851	21,451
Other intangibles, net	2,453	2,676
Deferred income taxes	536	857
Deferred charges and other assets	2,177	1,757
Total Assets	$71,973	$74,157
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,558	$2,477
Accounts payable	837	914
Accrued interest	525	548
Accrued taxes	267	364
Accrued contingencies	307	89
Other current liabilities	580	708
Total current liabilities	5,074	5,100
Long-term liabilities and deferred credits
Long-term debt
Outstanding	30,838	30,883
Debt fair value adjustments	1,293	1,032
Total long-term debt	32,131	31,915
Other long-term liabilities and deferred credits	2,202	2,253
Total long-term liabilities and deferred credits	34,333	34,168
Total Liabilities	39,407	39,268
Commitments and contingencies (Notes 9, 13, 17 and 18)
Redeemable Noncontrolling Interest	728	803
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,264,257,336 and 2,264,936,054 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,756	41,745
Accumulated deficit	(9,936)	(7,693)
Accumulated other comprehensive loss	(407)	(333)
Total Kinder Morgan, Inc.’s stockholders’ equity	31,436	33,742
Noncontrolling interests	402	344
Total Stockholders’ Equity	31,838	34,086
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$71,973	$74,157

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities
Net income	$180	$2,239	$1,919
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,164	2,411	2,297
Deferred income taxes	345	717	405
Amortization of excess cost of equity investments	140	83	95
Change in fair market value of derivative contracts	(5)	(22)	77
Loss (gain) on divestitures and impairments, net (Note 3)	1,932	(942)	167
Earnings from equity investments	(780)	(101)	(617)
Distributions of equity investment earnings	633	590	499
Pension (contributions) net of noncash pension benefit expenses	(90)	14	(4)
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable	88	98	(45)
Income tax receivable	—	—	137
Inventories	16	4	15
Other current assets	49	100	(21)
Accounts payable	(19)	(198)	21
Accrued interest, net of interest rate swaps	(51)	(43)	(22)
Accrued taxes	(93)	(142)	241
Accrued contingencies and other current liabilities	(113)	(69)	73
Other, net	154	9	(194)
Net Cash Provided by Operating Activities	4,550	4,748	5,043
Cash Flows From Investing Activities
Capital expenditures	(1,707)	(2,270)	(2,904)
Sales of property, plant and equipment, investments, and other net assets, net of removal costs	1,069	110	104
Proceeds from the KML and U.S. Cochin Sale, net of cash disposed (Note 4)	—	1,527	—
Proceeds from the TMPL Sale, net of cash disposed and working capital adjustments (Note 4)	—	(28)	2,998
Acquisitions of assets and investments	(16)	(79)	(39)
Contributions to investments	(386)	(1,299)	(433)
Distributions from equity investments in excess of cumulative earnings	154	333	237
Other, net	(25)	(8)	(31)
Net Cash Used in Investing Activities	(911)	(1,714)	(68)
Cash Flows From Financing Activities
Issuances of debt	3,888	8,036	14,751
Payments of debt	(3,996)	(11,224)	(14,591)
Debt issue costs	(25)	(10)	(42)
Cash dividends - common shares (Note 11)	(2,362)	(2,163)	(1,618)
Cash dividends - preferred shares (Note 11)	—	—	(156)
Repurchases of common shares	(50)	(2)	(273)
Contributions from investment partner and noncontrolling interests	14	151	200
Distributions to investment partner	(79)	(11)	—
Distribution to noncontrolling interests - KML distribution of the TMPL Sale proceeds	—	(879)	—
Distributions to noncontrolling interests - other	(15)	(55)	(78)
Other, net	(13)	(28)	(17)
Net Cash Used in Financing Activities	(2,638)	(6,185)	(1,824)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(1)	29	(146)
Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	1,000	(3,122)	3,005
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331	326
Cash, Cash Equivalents, and Restricted Deposits, end of period	$1,209	$209	$3,331

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash and Cash Equivalents, beginning of period	$185	$3,280	$264
Restricted Deposits, beginning of period	24	51	62
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	209	3,331	326
Cash and Cash Equivalents, end of period	1,184	185	3,280
Restricted Deposits, end of period	25	24	51
Cash, Cash Equivalents, and Restricted Deposits, end of period	1,209	209	3,331
Net increase (decrease) in Cash, Cash Equivalents and Restricted Deposits	$1,000	$(3,122)	$3,005

Noncash Investing and Financing Activities
ROU assets and operating lease obligations recognized (Note 17)	$20	$399
Marketable securities obtained as consideration for divestiture (Note 4)	—	892	$—
Decrease in noncontrolling interests for distribution accrual	—	—	905
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,661	1,860	1,879
Cash paid (refunded) during the period for income taxes, net	227	372	(109)

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred stock		Common stock
	Issued shares	Par value	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2017	2	$—	2,217	$22	$41,909	$(7,754)	$(541)	$33,636	$1,488	$35,124
Impact of adoption of ASU (Note 11)						175	(109)	66		66
Balance at January 1, 2018	2	—	2,217	22	41,909	(7,579)	(650)	33,702	1,488	35,190
Repurchases of shares			(15)		(273)			(273)		(273)
Mandatory conversion of preferred shares	(2)		58	1	(1)			—		—
Restricted shares			2		65			65		65
Net income						1,609		1,609	310	1,919
Distributions								—	(997)	(997)
Contributions								—	33	33
Preferred stock dividends						(128)		(128)		(128)
Common stock dividends						(1,618)		(1,618)		(1,618)
Other					1			1	1	2
Other comprehensive income							320	320	18	338
Balance at December 31, 2018	—	—	2,262	23	41,701	(7,716)	(330)	33,678	853	34,531
Impact of adoption of ASU						(4)		(4)		(4)
Balance at January 1, 2019	—	—	2,262	23	41,701	(7,720)	(330)	33,674	853	34,527
Repurchases of shares					(2)			(2)		(2)
Restricted shares			3		46			46		46
Net income						2,190		2,190	49	2,239
Distributions								—	(55)	(55)
Contributions								—	3	3
Common stock dividends						(2,163)		(2,163)		(2,163)
Sale of interest in KML							68	68	(503)	(435)
Other								—	1	1
Other comprehensive loss							(71)	(71)	(4)	(75)
Balance at December 31, 2019	—	—	2,265	23	41,745	(7,693)	(333)	33,742	344	34,086
Repurchases of shares			(4)		(50)			(50)		(50)
Restricted shares			3		61			61		61
Net income						119		119	61	180
Distributions								—	(15)	(15)
Contributions								—	11	11
Common stock dividends						(2,362)		(2,362)		(2,362)
Other								—	1	1
Other comprehensive loss							(74)	(74)		(74)
Balance at December 31, 2020	—	$—	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

COVID-19

The COVID-19 pandemic-related reduction in energy demand and the dramatic decline in commodity prices that began to impact us in the first quarter of 2020 has continued to cause disruptions and volatility. Sharp declines in crude oil and natural gas production along with reduced demand for refined products due to the economic shutdown in the wake of the pandemic affected our business and continues to do so. While we have seen some meaningful recovery during the second half of the year in demand for refined products that we move through our terminals, significant uncertainty remains regarding the duration and extent of the impact of the pandemic (including the timing and distribution of vaccines) on the energy industry, including demand and prices for the products handled by our pipelines, terminals, shipping vessels and other facilities. These events, among other factors, resulted in certain non-cash impairments charges during 2020 as further discussed in Note 3.

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

Allowance for Credit Losses

Effective with our adoption of Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments–Credit Losses” on January 1, 2020, we evaluate our financial assets measured at amortized cost and off-balance sheet credit exposures for expected credit losses over the contractual term of the asset or exposure. We consider available information relevant to assessing the collectability of cash flows including the expected risk of credit loss even if that risk is remote. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist and we reflect the expected credit losses on the amortized cost basis of the financial asset as of the reporting date.

Our financial instruments primarily consist of our accounts receivable from customers, notes receivable from affiliates, and contingent liabilities such as proportional guarantees of debt obligations of certain equity investees. We utilized historical analysis of credit losses experienced over the previous five years along with current conditions and reasonable and supportable forecasts of future conditions in our evaluation of collectability of our financial assets. Our allowance for credit losses as of December 31, 2020 includes an evaluation of estimated impacts resulting from the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices, which we estimate could have a more significant impact to certain subset or pools of customers.

Prior to the adoption of ASU No. 2016-13, generally our evaluation of appropriate reserves for our accounts receivable was based on a historical analysis of uncollected amounts and we recorded adjustments for changed circumstances and customer-specific information.

Our allowance for credit losses as of December 31, 2020 and 2019 was $26 million and $9 million, respectively, included in “Other current assets” in our accompanying consolidated balance sheets.

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

We generally compute depreciation using either the straight-line method based on estimated economic lives or the composite depreciation method, which applies a single depreciation rate for a group of assets. Generally, we apply composite depreciation rates to functional groups of property having similar economic characteristics. The rates range from 0.08% to 33.3% excluding certain short-lived assets such as vehicles. For FERC-regulated entities, the FERC-accepted composite depreciation rate is applied to the total cost of the composite group until the net book value equals the salvage value. For other entities, depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances, estimated production life of the oil or gas field served by the asset, contract term for assets on leased or customer property and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When these assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable. Subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

A gain on the sale of property, plant and equipment used in our oil and gas producing activities or in our liquids and bulk terminal activities is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain on an asset disposal is recognized in income in the period that the sale is closed. A loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received or the market value if the asset is being held for sale. A loss is recognized when the asset is sold or when the net cost of an asset held for sale is greater than the market value of the asset. For our pipeline system assets under the composite method of depreciation, we generally charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. Gains and losses are booked for FERC-approved operating unit sales and land sales and are recorded to income or expense accounts in accordance with regulatory accounting guidelines.

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

We have various other obligations throughout our businesses to remove facilities and equipment on rights-of-way and other leased facilities.  We currently cannot reasonably estimate the fair value of these obligations because the associated assets have indeterminate lives.  These assets include pipelines, certain processing plants and distribution facilities, and certain liquids and bulk terminal facilities.  An asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

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

We evaluate our oil and gas producing properties for impairment of value on a field-by-field basis or, in certain instances, by logical grouping of assets if there is significant shared infrastructure, using undiscounted future cash flows based on estimated future oil and gas production volumes.

Oil and gas producing properties deemed to be impaired are written down to their fair value, as determined by discounted future cash flows based on estimated future oil and gas production volumes.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment.

Refer to Note 3 for further information.

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

Goodwill

Goodwill is the cost of an acquisition of a business in excess of the fair value of acquired assets and liabilities and is recorded as an asset on our balance sheet. Goodwill is not subject to amortization but must be tested for impairment at least annually and in interim periods if indicators of impairment exist. This test requires us to assign goodwill to an appropriate reporting unit, and an impairment exists and is recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.

We evaluate goodwill for impairment on May 31 of each year.  For this purpose, we have six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals.  We also evaluate goodwill for impairment to the extent events or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. Generally, the evaluation of goodwill for impairment involves a quantitative test, although under certain circumstance an initial qualitative evaluation may be sufficient to conclude that goodwill is not impaired without conducting the quantitative test.

Prior to our adoption of ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic) 350: Simplifying the Test for Goodwill Impairment” effective January 1, 2020, we performed a two-step quantitative test. Step 1 involved the quantitative test still applied under ASU No. 2017-04 described above. If the estimated fair value exceeded the carrying value, the reporting unit’s goodwill was not considered impaired. If the carrying value exceeded the estimated fair value, step 2 was performed to determine whether goodwill was impaired and, if so, the amount of the impairment. Step 2 involved calculating an implied fair value of goodwill by performing a hypothetical allocation of the estimated fair value of the reporting unit determined in step 1 to the respective tangible and intangible net assets of the reporting unit. The remaining implied goodwill was then compared to the actual carrying amount of the goodwill for the reporting unit. To the extent the carrying amount of goodwill exceeded the implied goodwill, the difference was the amount of the goodwill impairment.

A large portion of our goodwill is non-deductible for tax purposes, and as such, to the extent there are impairments, all or a portion of the impairment may not result in a corresponding tax benefit.

Refer to Note 8 for further information.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, and technology-based assets.  As of both December 31, 2020 and 2019, the gross carrying amounts of these intangible assets was $4,074 million and $4,126 million, respectively, and the accumulated amortization was $1,621 million and $1,450 million, respectively, resulting in net carrying amounts of $2,453 million and $2,676 million, respectively. These intangible assets primarily consisted of customer contracts, relationships and agreements associated with our Natural Gas Pipelines and Product Pipelines business segments.

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

For the years ended December 31, 2020, 2019 and 2018, the amortization expense on our intangibles totaled $212 million, $214 million and $219 million, respectively.  Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2021 – 2025) is approximately $228 million, $227 million, $222 million, $222 million, and $216 million, respectively.  As of December 31, 2020, the weighted average amortization period for our intangible assets was approximately eleven years.

Revenue Recognition

The majority of our revenues are accounted for under ASC 606, Revenue from Contracts with Customers; however, to a limited extent, some revenues are accounted for under other guidance such as ASC 842, Leases or ASC 815, Derivatives and Hedging Activities.

Revenue from Contracts with Customers

We review our contracts with customers using the following steps to recognize revenue based on the transfer of goods or services to customers and in amounts that reflect the consideration the company expects to receive for those goods or services. The steps include: (i) identify the contract; (ii) identify the performance obligations of the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and then (v) recognize revenue when (or as) the performance obligation is satisfied. Each of these steps involves management judgment and an analysis of the contract’s material terms and conditions.

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

Firm Services

Firm services (also called uninterruptible services) are services that are promised to be available to the customer at all times during the period(s) covered by the contract, with limited exceptions. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”). We typically recognize the portion of the transaction price associated with such provisions, including any deficiency quantities, as revenue depending on whether the contract prohibits the customer from making up deficiency quantities in subsequent periods, or the contract permits this practice, as follows:

•Contracts without Makeup Rights. If contractually the customer cannot make up deficiency quantities in future periods, our performance obligation is satisfied, and revenue associated with any deficiency quantities is generally recognized as each service period expires. Because a service period may exceed a reporting period, we determine at inception of the contract and at the beginning of each subsequent reporting period if we expect the customer to take the minimum volume associated with the service period. If we expect the customer to make up all deficiencies in the specified service period (i.e., we expect the customer to take the minimum service quantities), the minimum volume provision is deemed not substantive and we will recognize the transaction price as revenue in the specified service period as the promised units of service are transferred to the customer. Alternatively, if we expect that there will be any deficiency quantities that the customer cannot or will not make up in the specified service period (referred to as “breakage”), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over such service period in proportion to the revenue that we will recognize for actual units of service transferred to the customer in the service period. For certain take-or-pay contracts where we make the service, or a part of the service (e.g., reservation) continuously available over the service period, we typically recognize the take-or-pay amount as revenue ratably over such period based on the passage of time.

•Contracts with Makeup Rights. If contractually the customer can acquire the promised service in a future period and make up the deficiency quantities in such future period (the “deficiency makeup period”), we have a performance obligation to deliver those services at the customer’s request (subject to contractual and/or capacity constraints) in the deficiency makeup period. At inception of the contract, and at the beginning of each subsequent reporting period, we estimate if we expect that there will be deficiency quantities that the customer will or will not make up. If we expect the customer will make up all deficiencies it is contractually entitled to, any non-refundable consideration received relating to temporary deficiencies that will be made up in the deficiency makeup period will be deferred as a contract liability, and we will recognize that amount as revenue in the deficiency makeup period when either of the following occurs: (i) the customer makes up the volumes or (ii) the likelihood that the customer will exercise its right for deficiency volumes then becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires). Alternatively, if we expect at inception of the contract, or at the beginning of any subsequent reporting period, that there will be any deficiency quantities that the customer cannot or will not make up (i.e., breakage), we will recognize the estimated breakage amount (subject to the constraint on variable consideration) as revenue ratably over the specified service periods in proportion to the revenue that we will recognize for actual units of service transferred to the customer in those service periods.

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

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition, and our right to invoice the customer is conditioned on something other than the passage of time. Our contract assets are substantially related to breakage revenue associated with our firm service contracts with minimum volume commitment payment obligations and contracts where we apply revenue levelization (i.e., contracts with fixed rates per volume that increase over the life of the contract for which we record revenue ratably per unit over the life of the contract based on our performance obligations that are generally unchanged over the life of the contract). Our contract liabilities are substantially related to (i) capital improvements paid for in advance by certain customers generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts; (ii) consideration received from customers for temporary deficiency quantities under minimum volume contracts that we expect will be made up in a future period, which we subsequently recognize as revenue when the customer makes up the volumes or the likelihood that the customer will exercise its right for deficiency volumes becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires); and (iii) contracts with fixed rates per volume that decrease over the life of the contract where we apply revenue levelization for amounts received for our future performance obligations. We reassess amounts recorded as contract assets or liabilities upon contract modification.

Refer to Note 15 for further information.

Cost of Sales

Cost of sales primarily includes the cost to purchase energy commodities sold, including natural gas, crude oil, NGL and other refined petroleum products, adjusted for the effects of our energy commodity hedging activities, as applicable. Costs of our crude oil, gas and CO2 producing activities, such as those in our CO2 business segment, are not accounted for as costs of sales.

Operations and Maintenance

Operations and maintenance include costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our crude oil, gas and CO2 producing activities included within operations and maintenance totaled $319 million, $382 million and $363 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Environmental Matters

We capitalize or expense, as appropriate, environmental expenditures.  We capitalize certain environmental expenditures required to obtain rights-of-way, regulatory approvals or permitting as part of the construction of facilities we use in our business operations. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation.  We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs.  Generally, our accrual of these environmental liabilities coincides with either our completion of a feasibility study or our commitment to a formal plan of action.  We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable. We record at estimated fair value, where appropriate, environmental liabilities assumed in a business combination.

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

Leases

Lessee

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment including rail cars and large trucks, tanks, office equipment and land. Our leases have remaining lease terms of one to 50 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception or upon modification. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Beginning January 1, 2019, operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Operating leases in effect prior to January 1, 2019 were recognized at the present value of the remaining payments on the remaining lease term as of January 1, 2019. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and exclude CPI adjustments. Because most of our leases do not provide an explicit rate of return, we use our incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. We have real estate lease agreements with lease and non-lease components, which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Leases that were grandfathered under various portions of Topic 842, such as land easements, are reassessed when agreements are modified.

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

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest represents the interest in one of our consolidated subsidiaries, ELC, that is not owned by us, which in certain limited circumstances, the partner has the right to relinquish its interest in the subsidiary and redeem its cumulative contributions, net of distributions it has received through date of redemption. Distributions paid to ELC are recorded as a reduction to the Redeemable Noncontrolling Interest balance. Net income attributable to redeemable noncontrolling interest was $54 million, $11 million and less than $1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is reported in “Net Income Attributable to Noncontrolling Interests” in our accompanying consolidated statements of income.

Noncontrolling Interests

Noncontrolling interests represents the interests in our consolidated subsidiaries that are not owned by us.  In our accompanying consolidated income statements, the noncontrolling interest in the net income of our less than wholly owned consolidated subsidiaries is shown as an allocation of our consolidated net income and is presented separately as “Net Income Attributable to Noncontrolling Interests.”  In our accompanying consolidated balance sheets, noncontrolling interests is presented separately as “Noncontrolling interests” within “Stockholders’ Equity.”

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

Risk Management Activities

We utilize energy commodity derivative contracts for the purpose of mitigating our risk resulting from fluctuations in the market price of commodities including crude oil, natural gas, and NGL.  In addition, we enter into interest rate swap agreements for the purpose of hedging the interest rate risk associated with our debt obligations. We also enter into cross-currency swap agreements to manage our foreign currency risk with certain debt obligations, and prior to the divestitures of our Canadian assets, our net investments in foreign operations. We measure our derivative contracts at fair value and we report them on our balance sheet as either an asset or liability. For certain physical forward commodity derivatives contracts, we apply the normal purchase/normal sale exception, whereby the revenues and expenses associated with such transactions are recognized during the period when the commodities are physically delivered or received.

For qualifying accounting hedges, we formally document the relationship between the hedging instrument and the hedged item, the risk management objectives, and the methods used for assessing and testing effectiveness. When we designate a derivative contract as a cash flow accounting hedge, the entire change in fair value of the derivative that is included in the assessment of hedge effectiveness is deferred in “Accumulated other comprehensive loss” and reclassified into earnings in the period in which the hedged item affects earnings. When we designate a derivative contract as a fair value accounting hedge, the entire change in fair value of the derivative is recorded as an adjustment to the item being hedged. The gain or loss from any mismatch in the hedging relationship is recognized currently in earnings. When we designate a derivative contract as a net investment accounting hedge, the entire change in fair value of the derivative is reflected in the Foreign currency translation adjustments section of Other comprehensive (loss) income on our consolidated statements of comprehensive income.

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

Regulatory Assets and Liabilities

Regulatory assets and liabilities represent probable future revenues or expenses associated with certain charges and credits that will be recovered from or returned to customers through the ratemaking process. In instances where we receive recovery in tariff rates related to losses on dispositions of operating units, we record a regulatory asset for the estimated recoverable amount.  We include the amounts of our regulatory assets and liabilities within “Other current assets,” “Deferred charges and other assets,” “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, in our accompanying consolidated balance sheets.

The following table summarizes our regulatory asset and liability balances as of December 31, 2020 and 2019:

	December 31,
	2020	2019
	(In millions)
Current regulatory assets	$25	$55
Non-current regulatory assets	231	212
Total regulatory assets(a)	$256	$267

Current regulatory liabilities	$26	$26
Non-current regulatory liabilities	169	189
Total regulatory liabilities(b)	$195	$215
(a)Regulatory assets as of December 31, 2020 include (i) $131 million of unamortized losses on disposal of assets; (ii) $49 million income tax gross up on equity AFUDC; and (iii) $76 million of other assets including amounts related to fuel tracker arrangements. Approximately $119 million of the regulatory assets, with a weighted average remaining recovery period of 14 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes; therefore, it does not earn a return.
(b)Regulatory liabilities as of December 31, 2020 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $112 million of the $169 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 17 years, while the remaining $57 million is not subject to a defined period.

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

The following table sets forth the allocation of net income available to shareholders of Class P shares and participating securities:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Net Income Available to Common Stockholders	$119	$2,190	$1,481
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(13)	(12)	(8)
Net Income Allocated to Class P Stockholders	$106	$2,178	$1,473

Basic Weighted Average Common Shares Outstanding	2,263	2,264	2,216
Basic Earnings Per Common Share	$0.05	$0.96	$0.66
(a)As of December 31, 2020, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Year Ended December 31,
	2020	2019	2018
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	12
Convertible trust preferred securities	3	3	3
Mandatory convertible preferred stock(a)	—	—	48
(a)The holder of each convertible preferred share participated in our earnings by receiving preferred stock dividends through the mandatory conversion date of October 26, 2018 at which time our convertible preferred shares were converted to common shares.

3.  Impairments and Losses and Gains on Divestitures

During the years ended December 31, 2020, 2019, and 2018, we recorded net pre-tax losses of $1,922 million, gains of $285 million and losses of $437 million, respectively, reflecting net losses on impairments of goodwill, long-lived assets, intangible and other assets and certain equity investments, and net losses and gains on divestitures of assets and equity investments. The year ended December 31, 2020 amount primarily includes pre-tax goodwill and long-lived and intangible asset impairment losses of $1,600 million and $376 million, respectively, and the year ended December 31, 2019 amount primarily includes a net pre-tax gain of $1,296 million related to the KML and U.S. Cochin Sale (see Note 4) and impairment losses of $1,014 million as further described below.

During the first quarter of 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment and conducted interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units as of March 31, 2020, which resulted in impairments of $350 million on long-lived assets and $600 million on goodwill within our CO2 business segment during the three months ended March 31, 2020.

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

We recognized the following non-cash pre-tax losses (gains) on impairments and divestitures on assets and equity investments during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Natural Gas Pipelines
Impairment of goodwill(a)	$1,000	$—	$—
Impairments of long-lived assets(b)	—	290	636
Gains on divestitures of long-lived assets(c)	(1)	(967)	(6)
Impairments of equity investments(d)	—	650	270
Impairments of inventory	11	—	—
Products Pipelines
Impairments of long-lived and intangible assets	21	—	—
Terminals
Impairments of long-lived and intangible assets(e)	5	—	59
Gains on divestitures of long-lived assets(f)	(54)	(335)	(6)
Gain on sale of equity investment interests	(10)	—	—
CO2
Impairment of goodwill(a)	600	—	—
Impairments of long-lived assets(g)	350	74	79
Losses on divestitures of long-lived assets	—	2	—
Kinder Morgan Canada
Loss (gain) on divestiture of long-lived assets(h)	—	2	(595)
Other losses (gains) on divestitures of long-lived assets	—	(1)	—
Pre-tax losses (gains) on divestitures and impairments, net	$1,922	$(285)	$437
(a)2020 amounts represent non-cash goodwill impairments associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units (see “—Goodwill Impairments” below).
(b)2019 amount represents non-cash impairments associated with certain gathering and processing assets in Oklahoma and northern Texas. 2018 amount represents non-cash impairment associated with certain gathering and processing assets in Oklahoma and a project write-off associated with the Utica Marcellus Texas pipeline.
(c)2019 amount includes a $957 million gain related to the sale of the Cochin Pipeline system.
(d)Non-cash impairments of equity investments are included in “Earnings from equity investments” on our accompanying consolidated statements of income for the years ended December 31, 2019 and 2018. 2019 amount represents the non-cash impairment of our investment in Ruby. 2018 amount represents the non-cash impairment of our investment in Gulf LNG Holdings Group, LLC (Gulf LNG) which was driven by a ruling by an arbitration panel affecting a customer contract. Our share of earnings recognized by Gulf LNG on the respective customer contract is included in “Earnings from equity investments” on our accompanying consolidated statement of income for the year ended December 31, 2018.
(e)2018 amount primarily relates to non-cash impairments of certain northeast terminal assets.
(f)2020 amount includes a $55 million gain related to the sale of our Staten Island terminal. 2019 amount includes a $339 million gain related to the sale of KML.
(g)2020, 2019 and 2018 amounts represent impairments of oil and gas properties.
(h)2019 and 2018 amounts represent a working capital adjustment and gain on sale, respectively, associated with the TMPL Sale.

Long-lived Assets

As of March 31, 2020, for our CO2 assets, the long-lived asset impairment test involved an assessment as to whether each asset’s net book value is expected to be recovered from the estimated undiscounted future cash flows.

•To compute estimated future cash flows for our oil and gas producing properties, we used our reserve engineer specialists to estimate future oil and gas production volumes. These estimates of future oil and gas production volumes are based upon historical performance along with adjustments for expected crude oil and natural gas field development. In calculating future cash flows, management utilized estimates of commodity prices based on a March 31, 2020 NYMEX forward curve adjusted for the impact of our existing sales contracts to determine the applicable net crude oil and NGL pricing for each property. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

•To compute estimated future cash flows for our CO2 source and transportation assets, throughput and production volume forecasts were developed based on projected demand for our CO2 services based upon management’s projections of the availability of CO2 supply and the future demand for CO2 for use in enhanced oil recovery projects. The CO2 pricing assumption was a function of the March 31, 2020 NYMEX forward curve adjusted for the impact of existing sales contracts to determine the applicable net CO2 pricing. Operating expenses were determined based on estimated fixed and variable field production requirements, and capital expenditures were based on economically viable development projects.

Certain oil and gas properties failed the first step. For these assets, we used a discounted cash flow analysis to estimate fair value. We applied a 10.5% discount rate, which we believe represented the estimated weighted average cost of capital of a theoretical market participant. Based on step two of our long-lived assets impairment test, we recognized $350 million of impairments on those oil and gas producing properties where the total carrying value exceeded its total estimated fair market value as of March 31, 2020.

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

Regarding our 2019 and 2018 impairments, for our long-lived assets, the reduced estimates triggered an impairment analysis, in each case, as we determined that our carrying value may no longer be recoverable. The impairment analysis for long-lived assets was based upon a two-step process as prescribed in the accounting standards. Step 1 involved comparing the undiscounted future cash flows to be derived from the asset group to the carrying value of the asset group. Based on the results of our step 1 test, we determined that the undiscounted future cash flows were less than the carrying value of the asset group. Step 2 involved using the income approach to calculate the fair value of the asset group and comparing it to the carrying value. The impairment that we recorded represented the difference between the fair and carrying values.

Goodwill Impairments

Following are the considerations made in our goodwill analysis and testing.

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

The market approach was based on enterprise value (EV) to estimated 2020 EBITDA multiples for a selected number of peer group midstream companies with comparable operations and economic characteristics. We estimated the median EV to EBITDA multiple to be approximately 10x without consideration of any control premium. The income approach we used to determine fair value included an analysis of estimated discounted cash flows based on 6.5 years of projections and application of an exit multiple based on management’s expectations of a discount rate and exit multiple that would be applied by a theoretical market participant and for market transactions of comparable assets. We applied an approximate 8% discount rate to the undiscounted cash flow amounts which represents our estimate of the weighted average cost of capital of a theoretical market participant. The discounted cash flows included various assumptions on forecasted commodity throughput volumes and contract prices for each underlying asset within the reporting unit. The fair value based on a weighting of the market and income approaches resulted in an implied EV to 2020 EBITDA multiple valuation of approximately 11x. Management believes this is a reasonable estimate of fair value based on comparable sales transactions and the fact that it implies a reasonable control premium.

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

As conditions warrant, we routinely evaluate our assets for potential triggering events such as those described above that could impact the fair value of certain assets or our ability to recover the carrying value of long-lived assets. Such assets include accounts receivable, equity investments, goodwill, other intangibles and property plant and equipment, including oil and gas properties and in-process construction. Depending on the nature of the asset, these evaluations require the use of significant judgments including but not limited to judgments related to customer credit worthiness, future volume expectations, current and future commodity prices, discount rates, regulatory environment, as well as general economic conditions and the related demand for products handled or transported by our assets. Although we did not identify additional triggering events during the third or fourth quarters of 2020, in the current worldwide economic and commodity price environment and to the extent conditions further deteriorate, we may identify additional triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, investments and goodwill which could result in further impairment charges. Because certain of our assets have been written down to fair value, or its fair value is close to carrying value, any deterioration in fair value could result in further impairments. Such non-cash impairments could have a significant effect on our results of operations, which would be recognized in the period in which the carrying value is determined to not be recoverable.

For additional information regarding changes in our goodwill, see Note 8.

4.	Divestitures

Sale of U.S. Portion of Cochin Pipeline System and KML

On December 16, 2019, we closed on two cross-conditional transactions resulting in the sale of the U.S. portion of the Cochin Pipeline system and all the outstanding equity of KML, including our 70% interest, to Pembina Pipeline Corporation (Pembina) (together, the “KML and U.S. Cochin Sale”). We recognized a pre-tax net gain of $1,296 million from these transactions within “Loss (gain) on impairments and divestitures, net” on our accompanying consolidated statement of income during the year ended December 31, 2019. We received cash proceeds of $1,553 million net of a working capital adjustment, for the U.S. portion of the Cochin Pipeline system which was used to pay down debt. KML common shareholders received 0.3068 shares of Pembina common equity for each share of KML common equity. For our 70% interest in KML, we received approximately 25 million shares of Pembina common equity, with a pre-tax fair value on the transaction date of approximately $892 million. The fair market value as of December 31, 2019 of the Pembina common shares was $925 million and is reported as “Marketable securities at fair value” within our accompanying consolidated balance sheet as of December 31, 2019. Level 1 inputs in the fair value hierarchy were utilized to measure the fair value of the Pembina common shares. The Pembina common shares were sold on January 9, 2020, and we received proceeds of approximately $907 million ($764 million after tax).

Sale of Trans Mountain Pipeline System and Its Expansion Project

On August 31, 2018, KML completed the sale of the TMPL, the TMEP, the Puget Sound pipeline system for net cash consideration of C$4.43 billion (U.S.$3.4 billion), which is the contractual purchase price of C$4.5 billion net of a preliminary working capital adjustment (the “TMPL Sale”). These assets comprised our Kinder Morgan Canada business segment. We recognized a pre-tax gain from the TMPL Sale of $595 million within “Loss (gain) on impairments and divestitures, net” in our accompanying consolidated statement of income during the year ended December 31, 2018. During the first quarter of 2019, KML settled the remaining C$37 million (U.S.$28 million) of working capital adjustments which amount was substantially accrued for as of December 31, 2018.

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

5.	Income Taxes

The components of “Income Before Income Taxes” are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
U.S.	$663	$2,482	$1,739
Foreign	(2)	683	767
Total Income Before Income Taxes	$661	$3,165	$2,506

Components of the income tax provision applicable for federal, foreign and state taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Current tax expense (benefit)
Federal	$(20)	$(2)	$(22)
State	9	10	(45)
Foreign(a)	147	201	249
Total	136	209	182
Deferred tax expense (benefit)
Federal	440	682	425
State	49	66	55
Foreign(a)	(144)	(31)	(75)
Total	345	717	405
Total tax provision	$481	$926	$587
(a)Our Canadian income tax (benefit) expense was $(4) million, $165 million and $168 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2020		2019		2018
	(In millions, except percentages)
Federal income tax	$139	21.0%	$665	21.0%	$526	21.0%
Increase (decrease) as a result of:
Taxes on foreign earnings, net of federal benefit	2	0.3%	139	4.4%	131	5.2%
Net effects of noncontrolling interests	(13)	(2.0)%	(10)	(0.3)%	(65)	(2.6)%
State income tax, net of federal benefit	52	7.9%	68	2.1%	46	1.8%
Dividend received deduction	(27)	(4.1)%	(39)	(1.1)%	(31)	(1.2)%
Adjustments to uncertain tax positions	3	0.5%	(5)	(0.2)%	(47)	(1.9)%
Nondeductible goodwill	336	50.8%	108	3.4%	58	2.3%
General business credit	—	—%	—	—%	(64)	(2.6)%
Federal refunds	(20)	(3.0)%	—	—%	—	—%
Other	9	1.4%	—	—%	33	1.4%
Total	$481	72.8%	$926	29.3%	$587	23.4%

Deferred tax assets and liabilities result from the following:

	December 31,
	2020	2019
	(In millions)
Deferred tax assets
Employee benefits	$224	$208
Net operating loss carryforwards	1,484	1,261
Tax credit carryforwards	257	258
Other	242	241
Valuation allowances	(138)	(155)
Total deferred tax assets	2,069	1,813
Deferred tax liabilities
Property, plant and equipment	414	385
Investments	1,084	529
Other	35	42
Total deferred tax liabilities	1,533	956
Net deferred tax assets	$536	$857

Deferred Tax Assets and Valuation Allowances

We have deferred tax assets of $1,484 million related to net operating loss carryovers, $257 million related to general business and foreign tax credits, and $100 million of valuation allowances related to these deferred tax assets as of December 31, 2020. As of December 31, 2019, we had deferred tax assets of $1,261 million related to net operating loss carryovers, $258 million related to general business and foreign tax credits, and $117 million of valuation allowances related to these deferred tax assets. We expect to generate taxable income and begin to utilize federal net operating loss carryforwards and tax credits in 2024.

We decreased our valuation allowances in 2020 by $17 million, primarily due to $9 million of statute expirations for state net operating losses and $8 million of currency fluctuations on foreign net operating losses.

Expiration Periods for Deferred Tax Assets: As of December 31, 2020, we have U.S. federal net operating loss carryforwards of $2.6 billion that will be carried forward indefinitely and $3.4 billion that will expire from 2021 - 2037; state losses of $3.8 billion which will expire from 2021 - 2039; and foreign losses of $83 million which will be carried forward indefinitely. We also have $240 million of general business credits which will expire from 2021 - 2039; and approximately $17 million of foreign tax credits, which will expire from 2021 - 2027. Use of a portion of our U.S. federal carryforwards is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation rules of Internal Revenue Service regulations. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of carryforwards that could be utilized.

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

Our gross unrecognized tax benefit balances, excluding immaterial amounts of interest and penalties, were $18 million, $16 million and $34 million as of December 31, 2020, 2019 and 2018, respectively. Reductions based on settlements with taxing authorities were $0 million, $21 million and $73 million for the years ended December 31, 2020, 2019 and 2018, respectively. All of the $18 million of unrecognized tax benefits, if recognized, would affect our effective tax rate in future periods.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will decrease by approximately $1 million during the next year to approximately $17 million, primarily due to releases from statute expirations, offset by additions for state filing positions taken in prior years.

We are subject to taxation, and have tax years open to examination for the periods 2016-2019 in the U.S., which include net operating loss utilization from earlier years, 2006-2019 in various states and 2007-2019 in various foreign jurisdictions.

6.  Property, Plant and Equipment, net

Classes and Depreciation

As of December 31, 2020 and 2019, our property, plant and equipment, net consisted of the following:

	December 31,
	2020	2019
	(In millions)
Pipelines (Natural gas, liquids, crude oil and CO2)	$20,339	$19,856
Equipment (Natural gas, liquids, crude oil, CO2, and terminals)	26,142	25,791
Other(a)	5,188	5,360
Accumulated depreciation, depletion and amortization	(17,818)	(16,950)
	33,851	34,057
Land and land rights-of-way	1,403	1,356
Construction work in process	582	1,006
Property, plant and equipment, net	$35,836	$36,419
(a) Includes general plant, general structures and buildings, computer and communication equipment, intangibles, vessels, transmix products, linefill and miscellaneous property, plant and equipment.

As of December 31, 2020 and 2019, property, plant and equipment, net included $12,160 million and $12,229 million, respectively, of assets which were regulated by the FERC. Depreciation, depletion, and amortization expense charged against property, plant and equipment was $1,928 million, $2,176 million, and $2,057 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Asset Retirement Obligations

As of December 31, 2020 and 2019, we recognized asset retirement obligations in the aggregate amount of $214 million and $218 million, respectively, of which $4 million were classified as current for both periods. The majority of our asset retirement obligations are associated with our CO2 business segment, where we are required to plug and abandon oil and gas wells that have been removed from service and to remove the surface wellhead equipment and compressors.

7.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. The following table provides details on our investments as of December 31, 2020 and 2019, and our earnings (loss) from these respective investments for the years ended December 31, 2020, 2019 and 2018:

	Ownership Interest	Equity Investments		Earnings (Loss) from Equity Investments
	December 31,	December 31,		Year Ended December 31,
	2020	2020	2019	2020	2019	2018
		(In millions)
Citrus Corporation	50%	$1,849	$1,856	$165	$157	$169
SNG	50%	1,532	1,473	129	140	141
NGPL Holdings LLC(a)	50%	803	721	116	81	66
Gulf Coast Express Pipeline LLC	34%	638	656	90	37	2
Permian Highway Pipeline	27%	632	309	—	—	—
MEP	50%	416	439	(6)	15	31
Gulf LNG(b)	50%	361	361	19	17	(61)
Products (SE) Pipe Line Corporation(c)	51%	357	348	43	58	55
Utopia Holding LLC	50%	329	335	20	20	14
EagleHawk	25%	275	285	17	17	7
Watco Companies, LLC	(d)	70	185	16	19	21
Cortez Pipeline Company	53%	25	26	24	35	36
FEP	50%	16	102	70	59	55
Ruby(e)	(f)	1	41	15	(609)	26
All others		613	622	62	55	55
Total investments		$7,917	$7,759	$780	$101	$617
Amortization of excess cost				$(140)	$(83)	$(95)
(a)Investment in NGPL Holdings LLC (NGPL Holdings) includes a related party promissory note receivable with a principal amount of $500 million as of December 31, 2020. On October 1, 2019, NGPL Holdings issued a non-cash related party promissory note with a principal amount of $500 million as a capital distribution.  The related party promissory note accrues interest at 6.75% and is payable quarterly. For the years ended December 31, 2020 and 2019, we recognized $34 million and $8 million, respectively, of interest within “Earnings from equity investments” on our accompanying consolidated statements of income.
(b)The loss from Gulf LNG for the year ended December 31, 2018 includes our share of earnings recognized due to a ruling by an arbitration panel affecting a customer contract. 2018 amount also includes a non-cash impairment charge of $270 million (pre-tax) driven by this ruling. See Note 3 for more information.
(c)Previously known as Plantation Pipe Line Company.
(d)We hold a preferred equity investment in Watco Companies, LLC (Watco).  We own 50,000 Class B preferred shares and pursuant to the terms of the investment, receive priority, cumulative cash and stock distributions from the preferred shares at a rate of 3.00% per quarter.  We do not hold any voting powers, but the class does provide us certain approval rights, including the right to appoint one of the members to Watco’s board of managers. During the fourth quarter of 2020, we sold our Preferred A and common equity investment in Watco, and recognized a pre-tax gain of $10 million within “Other, net” on our accompanying consolidated statement of income for the year ended December 31, 2020.
(e)The loss from Ruby for the year ended December 31, 2019 amount includes a non-cash impairment charge of $650 million (pre-tax) related to our investment. See Note 3 for more information.
(f)We operate Ruby and own the common interest in Ruby, the sole owner of the Ruby Pipeline natural gas transmission system. Pembina Pipeline Corporation (Pembina) owns the remaining interest in Ruby in the form of a convertible preferred interest. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby.

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2020	2019	2018
	(In millions)
Revenues	$5,076	$4,906	$4,898
Costs and expenses	4,249	3,508	3,245
Net income	$827	$1,398	$1,653

	December 31,
Balance Sheet	2020	2019
	(In millions)
Current assets	$1,013	$1,195
Non-current assets	25,069	24,743
Current liabilities	1,787	2,125
Non-current liabilities	9,734	9,670
Partners’/owners’ equity	14,561	14,143

8.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2020 and 2019 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Total
	(In millions)
Gross goodwill	$15,892	$5,812	$1,528	$2,125	$221	$1,573	$27,151
Accumulated impairment losses	(1,643)	(1,597)	—	(1,197)	(70)	(679)	(5,186)
December 31, 2018	14,249	4,215	1,528	928	151	894	21,965
Divestitures(a)	—	(422)	—	—	—	(92)	(514)
Transfer(b)	—	(450)	—	450	—	—	—
December 31, 2019	14,249	3,343	1,528	1,378	151	802	21,451
Impairments(c)	—	(1,000)	(600)	—	—	—	(1,600)
Transfer	—	—	—	—	—	—	—
December 31, 2020	14,249	2,343	928	1,378	151	802	19,851

Gross goodwill	15,892	4,940	1,528	2,575	221	1,481	26,637
Accumulated impairment losses	(1,643)	(2,597)	(600)	(1,197)	(70)	(679)	(6,786)
December 31, 2020	$14,249	$2,343	$928	$1,378	$151	$802	$19,851
(a)2019 includes $514 million related to the KML and U.S. Cochin Sale. See Note 4 for more information.
(b)Effective January 1, 2019, for segment reporting purposes, certain assets were transferred among our business segments which resulted in the transfer of goodwill from the Natural Gas Pipelines Non-Regulated reporting unit to the Products Pipelines reporting unit. See Note 16 for more information.
(c)See Note 3 “Impairments and Losses and Gains on Divestitures—Goodwill Impairments” for further information regarding our goodwill impairments.

9.  Debt

The following table provides detail on the principal amount of our outstanding debt balances:

	December 31,
	2020	2019
	(In millions, unless otherwise stated)
Credit facility and commercial paper borrowings(a)	$—	$37
Corporate senior notes(b)
6.85%, due February 2020	—	700
6.50%, due April 2020	—	535
5.30%, due September 2020	—	600
6.50%, due September 2020	—	349
5.00%, due February 2021	750	750
3.50%, due March 2021(c)	750	750
5.80%, due March 2021	400	400
5.00%, due October 2021	500	500
4.15%, due March 2022	375	375
1.50%, due March 2022(d)	917	841
3.95%, due September 2022	1,000	1,000
3.15%, due January 2023	1,000	1,000
Floating rate, due January 2023(e)	250	250
3.45%, due February 2023	625	625
3.50%, due September 2023	600	600
5.625%, due November 2023	750	750
4.15%, due February 2024	650	650
4.30%, due May 2024	600	600
4.25%, due September 2024	650	650
4.30%, due June 2025	1,500	1,500
6.70%, due February 2027	7	7
2.25%, due March 2027(d)	611	561
6.67%, due November 2027	7	7
4.30%, due March 2028	1,250	1,250
7.25%, due March 2028	32	32
6.95%, due June 2028	31	31
8.05%, due October 2030	234	234
2.00%, due February 2031(f)	750	—
7.40%, due March 2031	300	300
7.80%, due August 2031	537	537
7.75%, due January 2032	1,005	1,005
7.75%, due March 2032	300	300
7.30%, due August 2033	500	500
5.30%, due December 2034	750	750
5.80%, due March 2035	500	500
7.75%, due October 2035	1	1
6.40%, due January 2036	36	36
6.50%, due February 2037	400	400
7.42%, due February 2037	47	47
6.95%, due January 2038	1,175	1,175
6.50%, due September 2039	600	600
6.55%, due September 2040	400	400
7.50%, due November 2040	375	375
6.375%, due March 2041	600	600
5.625%, due September 2041	375	375
5.00%, due August 2042	625	625
4.70%, due November 2042	475	475
5.00%, due March 2043	700	700
5.50%, due March 2044	750	750
5.40%, due September 2044	550	550
5.55%, due June 2045	1,750	1,750
5.05%, due February 2046	800	800

(continued)	December 31,
	2020	2019
5.20%, due March 2048	750	750
3.25%, due August 2050(f)	500	—
7.45%, due March 2098	26	26
TGP senior notes(b)
7.00%, due March 2027	300	300
7.00%, due October 2028	400	400
2.90%, due March 2030(g)	1,000	—
8.375%, due June 2032	240	240
7.625%, due April 2037	300	300
EPNG senior notes(b)
8.625%, due January 2022	260	260
7.50%, due November 2026	200	200
8.375%, due June 2032	300	300
CIG senior notes(b)
4.15%, due August 2026	375	375
6.85%, due June 2037	100	100
EPC Building, LLC, promissory note, 3.967%, due January 2020 through December 2035	380	395
Trust I Preferred Securities, 4.75%, due March 2028(h)	221	221
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock, due August 2057(i)	—	100
Other miscellaneous debt(j)	254	258
Total debt – KMI and Subsidiaries	33,396	33,360
Less: Current portion of debt(k)	2,558	2,477
Total long-term debt – KMI and Subsidiaries(l)	$30,838	$30,883
(a)See “—Current portion of debt” below for further details regarding the outstanding credit facility and commercial paper borrowings.
(b)Notes provide for the redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make whole premium and are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
(c)On January 4, 2021, we repaid our $750 million senior corporate notes.
(d)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the December 31, 2020 exchange rate of 1.2216 U.S. dollars per Euro and at the December 31, 2019 exchange rate of 1.1213 U.S. dollars per Euro. As of December 31, 2020 and 2019, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in increases to our debt balance of $102 million and $26 million, respectively, related to the 1.50% series and increases of $68 million and $18 million, respectively, related to the 2.25% series. The cumulative increase in debt due to the changes in exchange rates is offset by a corresponding change in the value of cross-currency swaps reflected in “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” on our accompanying consolidated balance sheets. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 14 “Risk Management—Foreign Currency Risk Management”).
(e)During the year ended December 31, 2019, we entered into a floating-to-fixed interest rate swap agreement which was designated as a cash flow hedge.
(f)On August 5, 2020, we issued in a registered offering two series of senior notes consisting of $750 million aggregate principal amount of 2.00% senior notes due 2031 and $500 million aggregate principal amount of 3.25% senior notes due 2050 and received combined net proceeds of $1,226 million.
(g)On February 24, 2020, TGP issued in a private placement $1,000 million aggregate principal amount of its 2.90% senior notes due 2030 and received net proceeds of $991 million.
(h)Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2020, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75% and carry a liquidation value of $50 per security plus accrued and unpaid distributions. The Trust I Preferred Securities outstanding as of December 31, 2020 are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; and (ii) $25.18 in cash without interest. We have the right to redeem these Trust I Preferred Securities at any time.
(i)As of December 31, 2019, KMGP had outstanding 100,000 shares of its $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock due 2057, which was redeemed including accrued dividends on January 15, 2020.
(j)Includes finance lease obligations with monthly installments. The lease terms expire between 2024 and 2061.
(k)Amounts include KMI outstanding credit facility borrowings, commercial paper borrowings and other debt maturing within 12 months. See “—Current Portion of Debt” below.

(l)Excludes our “Debt fair value adjustments” which, as of December 31, 2020 and 2019, increased our combined debt balances by $1,293 million and $1,032 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see “—Debt Fair Value Adjustments” below.

Current Portion of Debt
The following table details the components of our “Current portion of debt” reported on our consolidated balance sheets:

	December 31,
	2020	2019
	(In millions, unless otherwise stated)
$4 billion credit facility due November 16, 2023	$—	$—
Commercial paper notes(a)	—	37
Current portion of senior notes
6.85%, due February 2020	—	700
6.50%, due April 2020	—	535
5.30%, due September 2020	—	600
6.50%, due September 2020	—	349
5.00%, due February 2021	750	—
3.50%, due March 2021(b)	750	—
5.80%, due March 2021	400	—
5.00%, due October 2021	500	—
Trust I Preferred Securities, 4.75% due March 2028(c)	111	111
KMGP, $1,000 Liquidation Value Series A Fixed-to-Floating Rate Term Cumulative Preferred Stock, due August 2057(d)	—	100
Current portion of other debt	47	45
Total current portion of debt	$2,558	$2,477
(a)Weighted average interest rates on borrowings outstanding as of December 31, 2019 was 1.90%.
(b)On January 4, 2021, we repaid our $750 million senior corporate notes.
(c)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
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

Credit Facility and Restrictive Covenants
As of December 31, 2020, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility. We also continue to maintain a $4 billion commercial paper program through the private placement of short-term notes. The notes mature up to 270 days from the date of issue and are not redeemable or subject to voluntary prepayment by us prior to maturity. The notes are sold at par value less a discount representing an interest factor or if interest bearing, at par. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

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

As of December 31, 2020, we had no borrowings outstanding under our credit facility, no borrowings outstanding under our commercial paper program and $82 million in letters of credit. Our availability under this facility as of December 31, 2020 was approximately $3.9 billion. As of December 31, 2020, we were in compliance with all required covenants.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2020, are summarized as follows:

Year	Total
(In millions)
2021	$2,558
2022	2,575
2023	3,250
2024	1,925
2025	1,566
Thereafter	21,522
Total	$33,396

Debt Fair Value Adjustments

The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets:

	December 31,
	2020	2019
	(In millions)
Purchase accounting debt fair value adjustments	$546	$599
Carrying value adjustment to hedged debt	702	359
Unamortized portion of proceeds received from the early termination of interest rate swap agreements(a)	240	257
Unamortized debt discounts, net	(76)	(67)
Unamortized debt issuance costs	(119)	(116)
Total debt fair value adjustments	$1,293	$1,032
(a) As of December 31, 2020, the weighted-average amortization period of the unamortized premium from the termination of interest rate swaps was approximately 14 years.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below:

	December 31, 2020		December 31, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$34,689	$39,622	$34,392	$38,016

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2020 and 2019.

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 4.86% during 2020 and 5.27% during 2019. Information on our interest rate swaps is contained in Note 14. For information about our contingent debt agreements, see Note 13 “Commitments and Contingent Liabilities—Contingent Debt”).

10.      Share-based Compensation and Employee Benefits

Share-based Compensation

Class P Shares

Kinder Morgan, Inc. Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Amended and Restated Stock Compensation Plan for Non-Employee Directors, in which our eligible non-employee directors participate.  The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board of directors, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect to receive shares of Class P common stock.  Each election will be generally at or around the first board of directors meeting in January of each calendar year and will be effective for the entire calendar year.  An eligible director may make a new election each calendar year.  The total number of shares of Class P common stock authorized under the plan is 250,000.  During 2020, 2019 and 2018, we made restricted Class P common stock grants to our non-employee directors of 14,570, 23,100 and 25,800, respectively. These grants were valued at time of issuance at $0.3 million, $0.4 million and $0.5 million, respectively. All of the restricted stock awards made to non-employee directors vest during a 6-month period.

Kinder Morgan, Inc. 2015 Amended and Restated Stock Incentive Plan

The Kinder Morgan, Inc. 2015 Amended and Restated Stock Incentive Plan is an equity awards plan available to eligible employees.  The total number of shares of Class P common stock authorized under the plan is 33,000,000. The following table sets forth a summary of activity and related balances of our restricted stock awards excluding that issued to non-employee directors:

	Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Outstanding at December 31, 2019	12,414	$20.07
Granted	4,532	15.10
Vested	(4,035)	21.71
Forfeited	(229)	18.99
Outstanding at December 31, 2020	12,682	$17.79

The following table sets forth additional information related to our restricted stock awards excluding that issued to non-employee directors:

	Year Ended December 31,
	2020	2019	2018
	(In millions, except per share amounts)
Weighted average grant date fair value per share	$15.10	$20.46	$17.73
Intrinsic value of awards vested during the year	59	87	42

Restricted stock awards made to employees have vesting periods ranging from 1 year up to 10 years. Following is a summary of the future vesting of our outstanding restricted stock awards:

Year	Vesting of Restricted Shares
(In thousands)
2021	4,216
2022	3,051
2023	4,775
2024	127
2025	513
Total Outstanding	12,682

During 2020, 2019 and 2018, we recorded $73 million, $62 million and $63 million, respectively, in expense related to restricted stock awards and capitalized approximately $11 million, $12 million and $13 million, respectively.  We allocate labor and benefit costs to joint ventures that we operate in accordance with our partnership agreements. At December 31, 2020, unrecognized restricted stock awards compensation costs, less estimated forfeitures, was approximately $102 million with a weighted average remaining amortization period of 2.08 years.

Pension and Other Postretirement Benefit (OPEB) Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. A participant becomes fully vested in Company contributions after two years and may take a distribution upon termination of employment or retirement. The total cost for our savings plan was approximately $53 million, $50 million, and $48 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2020 and 2019:

	Pension Benefits		OPEB
	2020	2019	2020	2019
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,696	$2,566	$333	$339
Service cost	59	53	1	1
Interest cost	71	96	8	12
Actuarial loss (gain)	198	159	(17)	10
Benefits paid	(180)	(178)	(29)	(32)
Participant contributions	—	—	2	2
Medicare Part D subsidy receipts	—	—	1	1
Benefit obligation at end of period	2,844	2,696	299	333

Change in plan assets:
Fair value of plan assets at beginning of period	2,076	1,864	333	306
Actual return on plan assets	178	330	47	49
Employer contributions	125	60	7	7
Participant contributions	—	—	2	2
Medicare Part D subsidy receipts	—	—	1	1
Benefits paid	(180)	(178)	(29)	(32)
Fair value of plan assets at end of period	2,199	2,076	361	333
Funded status - net (liability) asset at December 31,	$(645)	$(620)	$62	$—

The 2020 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2020. The 2020 net actuarial gain for the OPEB plans was primarily due to changes in the claims cost and trend assumptions, partially offset by a decrease in the weighted average discount rate used to determine the benefit obligations as of December 31, 2020. The 2019 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligations as of December 31, 2019, partially offset by a change in the mortality assumption. The 2019 net actuarial loss for the OPEB plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligations as of December 31, 2019, partially offset by a change in the claims cost and mortality assumptions.

Components of Funded Status. The following table details the amounts recognized in our balance sheets at December 31, 2020 and 2019 related to our pension and OPEB plans:

	Pension Benefits		OPEB
	2020	2019	2020	2019
	(In millions)
Non-current benefit asset(a)	$—	$—	$269	$231
Current benefit liability	—	—	(19)	(18)
Non-current benefit liability	(645)	(620)	(188)	(213)
Funded status - net (liability) asset at December 31,	$(645)	$(620)	$62	$—
(a)2020 and 2019 OPEB amounts include $46 million and $39 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

Components of Accumulated Other Comprehensive (Loss) Income. The following table details the amounts of pre-tax accumulated other comprehensive (loss) income at December 31, 2020 and 2019 related to our pension and OPEB plans which are included on our accompanying consolidated balance sheets:

	Pension Benefits		OPEB
	2020	2019	2020	2019
	(In millions)
Unrecognized net actuarial (loss) gain	$(674)	$(557)	$153	$123
Unrecognized prior service (cost) credit	(2)	(3)	9	12
Accumulated other comprehensive (loss) income	$(676)	$(560)	$162	$135

Our accumulated benefit obligation for our pension plans was $2,804 million and $2,659 million at December 31, 2020 and 2019, respectively.

Our accumulated postretirement benefit obligation for our OPEB plans, whose accumulated postretirement benefit obligations exceeded the fair value of plan assets, was $255 million and $288 million at December 31, 2020 and 2019, respectively. The fair value of these plans’ assets was approximately $48 million and $57 million at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, the allowable range for asset allocations in effect for our pension plan were 31% to 55% equity, 37% to 57% fixed income, 0% to 5% cash, 0% to 2% alternative investments and 0% to 10% company securities (KMI Class P common stock and/or debt securities).  As of December 31, 2020, the allowable range for asset allocations in effect for our OPEB plans were 46% to 68% equity, 25% to 50% fixed income and 0% to 22% cash.

Below are the details of our pension and OPEB plan assets by class and a description of the valuation methodologies used for assets measured at fair value.

•Level 1 assets’ fair values are based on quoted market prices for the instruments in actively traded markets. Included in this level are cash, equities and exchange traded mutual funds. These investments are valued at the closing price reported on the active market on which the individual securities are traded.

•Level 2 assets’ fair values are primarily based on pricing data representative of quoted prices for similar assets in active markets (or identical assets in less active markets). Included in this level are short-term investment funds, fixed income securities and derivatives. Short-term investment funds are valued at amortized cost, which approximates fair value. The fixed income securities’ fair values are primarily based on an evaluated price which is based on a compilation of primarily observable market information or a broker quote in a non-active market. Derivatives are exchange-traded through clearinghouses and are valued based on these prices.

•Plan assets with fair values that are based on the net asset value per share, or its equivalent (NAV), as reported by the issuers are determined based on the fair value of the underlying securities as of the valuation date and include common/collective trust funds, private investment funds and limited partnerships. The plan assets measured at NAV are not categorized within the fair value hierarchy described above, but are separately identified in the following tables.

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2020 and 2019:

	Pension Assets
	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$77	$77	$—	$50	$50
Equities(a)	249	—	249	296	—	296
Fixed income securities(b)	—	425	425	—	405	405
Derivatives	—	11	11	—	12	12
Subtotal	$249	$513	762	$296	$467	763
Measured at NAV(c)
Common/collective trusts(d)			1,184			1,069
Private investment funds(e)			208			200
Private limited partnerships(f)			45			44
Subtotal			1,437			1,313
Total plan assets fair value			$2,199			$2,076
(a)Plan assets include $83 million and $129 million of KMI Class P common stock for 2020 and 2019, respectively.
(b)Plan assets include $1 million of KMI debt securities for both 2020 and 2019.
(c)Plan assets which used NAV as a practical expedient to measure fair value.
(d)Common/collective trust funds were invested in approximately 29% fixed income and 71% equity in 2020 and 32% fixed income and 68% equity in 2019.
(e)Private investment funds were invested in approximately 71% fixed income and 29% equity in 2020 and 73% fixed income and 27% equity in 2019.
(f)Includes assets invested in real estate, venture and buyout funds.

	OPEB Assets
	2020			2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Cash	$—	$—	$—	$1	$—	$1
Short-term investment funds	—	5	5	—	5	5
Equities	—	—	—	25	—	25
Fixed income securities	—	—	—	—	17	17
Mutual funds(a)	—	—	—	11	—	11
Subtotal	$—	$5	5	$37	$22	59
Measured at NAV(b)
Common/collective trusts(c)			356			274
Subtotal			356			274
Total plan assets fair value			$361			$333
(a)Includes mutual funds which are invested in equities and fixed income securities.
(b)Plan assets which used NAV as a practical expedient to measure fair value.
(c)Common/collective trust funds were invested in approximately 65% equity and 35% fixed income securities for 2020 and 64% equity and 36% fixed income securities for 2019.

Expected Payment of Future Benefits and Employer Contributions. As of December 31, 2020, we expect to make the following benefit payments under our plans:

Fiscal year	Pension Benefits	OPEB(a)
	(In millions)
2021	$239	$30
2022	238	28
2023	225	27
2024	219	25
2025	211	23
2026 - 2030	902	94
(a)Includes a reduction of approximately $1 million in each of the years 2021 through 2025 and approximately $6 million in aggregate for the period 2026 - 2030 for an expected subsidy related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In 2021, we expect to contribute approximately $56 million to our pension plans and $7 million, net of anticipated subsidies, to our OPEB plans.

Actuarial Assumptions and Sensitivity Analysis. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation and net benefit costs of our pension and OPEB plans for 2020, 2019 and 2018:

	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
	(In millions)
Assumptions related to benefit obligations:
Discount rate	2.27%	3.17%	4.26%	2.08%	3.03%	4.16%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	2.57%	3.71%	3.90%	n/a	n/a	n/a
Assumptions related to benefit costs:
Discount rate for benefit obligations	3.17%	4.26%	3.56%	3.03%	4.16%	3.48%
Discount rate for interest on benefit obligations	2.71%	3.89%	3.13%	2.63%	3.83%	3.08%
Discount rate for service cost	3.24%	4.28%	3.56%	3.48%	4.51%	3.82%
Discount rate for interest on service cost	2.80%	3.93%	3.14%	3.39%	4.46%	3.76%
Expected return on plan assets(a)	6.75%	7.25%	7.25%	6.50%	6.50%	7.08%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	3.71%	3.90%	2.71%	n/a	n/a	n/a
(a)The expected return on plan assets listed in the table above is a pre-tax rate of return based on our targeted portfolio of investments. For the OPEB assets subject to unrelated business income taxes (UBIT), we utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on UBIT rates of 27%, 27% and 21% for 2020, 2019 and 2018, respectively.

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

Actuarial estimates for our OPEB plans assume an annual increase in the per capita cost of covered health care benefits; the initial annual rate of increase is 5.80% which gradually decreases to 4.50% by the year 2038.

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2020	2019	2018	2020	2019	2018
	(In millions)
Components of net benefit cost (credit):
Service cost	$59	$53	$52	$1	$1	$1
Interest cost	71	96	84	8	12	12
Expected return on assets	(137)	(129)	(149)	(16)	(16)	(20)
Amortization of prior service cost (credit)	1	—	—	(5)	(4)	(4)
Amortization of net actuarial loss (gain)	40	54	40	(13)	(11)	(6)
Net benefit cost (credit)	34	74	27	(25)	(18)	(17)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain) arising during period	157	(42)	105	(43)	(17)	(32)
Amortization or settlement recognition of net actuarial (loss) gain	(40)	(54)	(87)	13	11	3
Amortization of prior service (cost) credit	(1)	—	(1)	3	2	3
Total recognized in total other comprehensive loss (income)(a)	116	(96)	17	(27)	(4)	(26)
Total recognized in net benefit cost (credit) and other comprehensive loss (income)	$150	$(22)	$44	$(52)	$(22)	$(43)

(a)Excludes $2 million for the year ended December 31, 2020 associated with other plans.

Multiemployer Plans

We participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans were approximately $6 million for the year ended December 31, 2020 and $8 million for each of the years ended December 31, 2019 and 2018. We consider the overall multi-employer pension plan liability exposure to be immaterial in relation to the value of its total consolidated assets and net income.

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

Common Equity

As of December 31, 2020, our common equity consisted of our Class P common stock.

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. During the years ended December 31, 2020, 2019 and 2018, we repurchased approximately 4 million, 0.1 million and 15 million, respectively, of our Class P shares for approximately $50 million, $2 million and $273 million, respectively. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares of our Class P common stock having an aggregate offering of up to $5.0 billion from time to time during the term of this agreement. During the years ended December 31, 2020, 2019 and 2018 we did not issue any Class P common stock under this agreement.

KMI Common Stock Dividends

Holders of our common stock participate in any dividend declared by our board of directors, subject to the rights of the holders of any outstanding preferred stock. The following table provides information about our per share dividends:

	Year Ended December 31,
	2020	2019	2018
Per common share cash dividend declared for the period	$1.05	$1.00	$0.80
Per common share cash dividend paid in the period	1.0375	0.95	0.725

On January 20, 2021, our board of directors declared a cash dividend of $0.2625 per common share for the quarterly period ended December 31, 2020, which is payable on February 16, 2021 to shareholders of record as of February 1, 2021.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive loss
	(In millions)
Balance at December 31, 2017	$(27)	$(189)	$(325)	$(541)
Other comprehensive gain (loss) before reclassifications	111	(89)	(31)	(9)
Losses reclassified from accumulated other comprehensive loss(a)	84	223	22	329
Impact of adoption of ASU 2018-02 (see below)	(4)	(36)	(69)	(109)
Net current-period change in accumulated other comprehensive (loss) income	191	98	(78)	211
Balance at December 31, 2018	164	(91)	(403)	(330)
Other comprehensive (loss) gain before reclassifications	(177)	—	77	(100)
Losses reclassified from accumulated other comprehensive loss(a)	6	91	—	97
Net current-period change in accumulated other comprehensive income (loss)	(171)	91	77	(3)
Balance at December 31, 2019	(7)	—	(326)	(333)
Other comprehensive gain (loss) before reclassifications	249	—	(68)	181
Gains reclassified from accumulated other comprehensive loss	(255)	—	—	(255)
Net current-period change in accumulated other comprehensive loss	(6)	—	(68)	(74)
Balance at December 31, 2020	$(13)	$—	$(394)	$(407)
(a)Amounts for foreign currency translation adjustments and pension and other postretirement liability adjustments reflect the deferred losses recognized in income during the year ended December 31, 2018 related to the TMPL Sale. Amount for foreign currency translation adjustments reflect the deferred losses recognized in income during the year ended December 31, 2019 related to the sale of KML.

Noncontrolling Interests

KML Distributions

In accordance with its dividend policy, KML, our former indirect subsidiary, paid dividends during the years ended December 31, 2019 and 2018, on its restricted voting shares to the public valued at $17 million and $52 million, respectively, of which $17 million and $38 million, respectively, was paid in cash. The remaining value of $14 million for the year ended December 31, 2018, respectively, was paid in 1,092,791 KML restricted voting shares. KML also paid dividends to the public on its preferred shares of $22 million and $21 million for the years ended December 31, 2019 and 2018.

On January 3, 2019, KML distributed approximately $0.9 billion of the net proceeds from the TMPL Sale to its public held restricted voting shareholders as a return of capital.

Adoption of Accounting Pronouncements

On January 1, 2018, we adopted ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.”  This ASU clarifies the scope and application of ASC 610-20 on contracts for the sale or transfer of nonfinancial assets and in substance nonfinancial assets to noncustomers, including partial sales. This ASU also clarifies that the derecognition of all businesses is in the scope of ASC 810 and defines an “in substance nonfinancial asset.” We utilized the modified retrospective method to adopt the provisions of this ASU, which required us to apply the new standard to (i) all new contracts entered into after January 1, 2018, and (ii) to contracts that were not completed contracts as of January 1, 2018 through a cumulative adjustment to our “Accumulated deficit” balance. The cumulative effect of the adoption of this ASU was a $66 million, net of income taxes, adjustment to our beginning “Accumulated deficit” balance as presented in our consolidated statement of stockholders’ equity for the year ended December 31, 2018.  This ASU also required us to classify EIG Global Energy Partners’ (EIG) cumulative contribution to ELC as mezzanine equity, which we have included as “Redeemable Noncontrolling Interest” on our consolidated balance sheets as of December 31, 2020 and 2019, as EIG has the right to redeem their interests for cash under certain conditions.

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

12.  Related Party Transactions

Affiliate Balances

We have transactions with affiliates which consist of (i) unconsolidated affiliates in which we hold an investment accounted for under the equity method of accounting (see Note 7 for additional information related to these investments); and (ii) external partners of our joint ventures we consolidate, and for periods prior to the sale of KML, our proportional method joint ventures, for which we include our proportionate share of balances and activity in our financial statements.

The following tables summarize our affiliate balance sheet balances and income statement activity, other than amounts reported within our “Investments” balances and “Earnings from equity investments” activity:

	December 31,
	2020	2019
	(In millions)
Balance sheet location
Accounts receivable	$41	$38
Other current assets	6	—
Deferred charges and other assets	109	86
	$156	$124

Current portion of debt	$6	$6
Accounts payable	25	23
Other current liabilities	4	3
Long-term debt	154	157
Other long-term liabilities and deferred credits	48	41
	$237	$230

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Income statement location
Revenues	$206	$269	$265
Operating Costs, Expenses and Other
Costs of sales	$116	$75	$63
Other operating expenses	119	132	91

13.  Commitments and Contingent Liabilities

Rights-Of-Way (ROW) Obligations

Our ROW obligations primarily consist of non-lease agreements that existed at the time of Topic 842 adoption, at which time we elected a practical expedient which allowed us to continue our historical treatment. Our future minimum rental commitments related to our ROW obligations were $172 million as of December 31, 2020.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2020 and 2019, our contingent debt obligations, as well as our obligations with respect to related letters of credit, totaled $217 million and $330 million, respectively. December 31, 2020 and 2019 amounts are represented by our proportional share of the debt obligations of three equity investees. Under such guarantees we are severally liable for our percentage ownership share of these equity investees’ debt issued in the event of their non-performance. The contingent debt obligations balances as of December 31, 2020 and 2019 included $122 million and $128 million, respectively, for 100% guaranteed debt obligations for a subsidiary of our equity investee, Cortez Pipeline Company.

Guarantees and Indemnifications

Our equity investee, SNG, has $300 million of debt maturing in June 2021 that it anticipates refinancing. We currently have a commitment to SNG to fund $150 million if SNG is unable to refinance or otherwise satisfy its obligation.

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

While many of these agreements may specify a maximum potential exposure, or a specified duration to the indemnification obligation, there are also circumstances where the amount and duration are unlimited. Currently, we are not subject to any material requirements to perform under quantifiable arrangements other than as described above. We are unable to estimate a maximum exposure for our other guarantee and indemnification agreements that do not provide for limits on the amount of future payments due to the uncertainty of these exposures.

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

Energy Commodity Price Risk Management

As of December 31, 2020, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(20.4)	MMBbl
Crude oil basis	(2.2)	MMBbl
Natural gas fixed price	(30.1)	Bcf
Natural gas basis	(20.0)	Bcf
NGL fixed price	(1.1)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(5.6)	MMBbl
Crude oil basis	(6.8)	MMBbl
Natural gas fixed price	(6.7)	Bcf
Natural gas basis	(5.5)	Bcf
NGL fixed price	(1.0)	MMBbl

As of December 31, 2020, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2024.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of December 31, 2020:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$7,625	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	2,500	Mark-to-Market	December 2021
(a)The principal amount of hedged senior notes consisted of $900 million included in “Current portion of debt” and $6,725 million included in “Long-term debt” on our accompanying consolidated balance sheet.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of December 31, 2020:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
(a) These swaps eliminate the foreign currency risk associated with all of our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		December 31,		December 31,
		2020	2019	2020	2019
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$42	$31	$(33)	$(43)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	33	17	(8)	(8)
Subtotal		75	48	(41)	(51)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	119	45	(3)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	575	313	(7)	(1)
Subtotal		694	358	(10)	(1)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(6)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	138	46	—	—
Subtotal		138	46	(6)	(6)
Total		907	452	(57)	(58)
Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	24	8	(21)	(7)
Total derivatives		$931	$460	$(78)	$(65)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of December 31, 2020
Energy commodity derivative contracts(a)	$6	$93	$—	$99	$(35)	$—	$64
Interest rate contracts	—	694	—	694	(2)	—	692
Foreign currency contracts	—	138	—	138	(6)	—	132
As of December 31, 2019
Energy commodity derivative contracts(a)	$19	$37	$—	$56	$(19)	$(21)	$16
Interest rate contracts	—	358	—	358	—	—	358
Foreign currency contracts	—	46	—	46	(6)	—	40

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of December 31, 2020
Energy commodity derivative contracts(a)	$(7)	$(56)	$—	$(63)	$35	$(8)	$(36)
Interest rate contracts	—	(10)	—	(10)	2	—	(8)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
As of December 31, 2019
Energy commodity derivative contracts(a)	(3)	(55)	—	(58)	19	—	(39)
Interest rate contracts	—	(1)	—	(1)	—	—	(1)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2020	2019	2018
		(In millions)
Interest rate contracts	Interest, net	$335	$340	$(122)

Hedged fixed rate debt(a)	Interest, net	$(343)	$(353)	$113
(a)As of December 31, 2020, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $702 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheets.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Year Ended				Year Ended
	December 31,				December 31,
	2020	2019	2018		2020	2019	2018
	(In millions)				(In millions)
Energy commodity derivative contracts	$240	$(168)	$201	Revenues—Commodity sales	$222	$16	$(59)
				Costs of sales	(14)	5	21
Interest rate contracts(c)	(8)	(1)	3	Earnings from equity investments(c)	—	2	(4)
Foreign currency contracts	92	(60)	(59)	Other, net	125	(31)	(67)
Total	$324	$(229)	$145	Total	$333	$(8)	$(109)
(a)We expect to reclassify an approximate $9 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of December 31, 2020 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the year ended December 31, 2019, we recognized a $12 million gain associated with a write-down of hedged inventory. During the year ended December 31, 2018, we recognized a $3 million loss as a result of our equity investment’s forecasted transactions being probable of not occurring and a $21 million gain associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative			Location	Gain/(loss) reclassified from Accumulated OCI into income(a)
	Year Ended				Year Ended
	December 31,				December 31,
	2020	2019	2018		2020	2019	2018
	(In millions)				(In millions)
Foreign currency contracts	$—	$(8)	$91	Loss (gain) on impairments and divestitures, net	$—	$83	$26
Total	$—	$(8)	$91	Total	$—	$83	$26
(a)During the year ended December 31, 2019, we recognized an $83 million gain related to the KML and U.S. Cochin Sale. During the year ended December 31, 2018, we recognized a $26 million gain related to the TMPL Sale. See Note 4.

Derivatives not designated as accounting hedges	Location	Gain/(Loss) recognized in income on derivatives
		Year Ended December 31,
		2020	2019	2018
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(1)	$33	$(9)
	Costs of sales	25	(7)	2
	Earnings from equity investments(b)	—	3	—
Total(a)		$24	$29	$(7)
(a) The years ended December 31, 2020, 2019 and 2018 include approximate gains of $11 million and losses of $8 million and $4 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.
(b) Amounts represent our share of an equity investee’s income (loss).

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2020 and 2019, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2020 and 2019, we had cash margins of $3 million and $15 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The balance at December 31, 2020 represents the net of our initial margin requirements of $11 million, offset by counterparty variation margin requirements of $8 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of December 31, 2020, based on our current mark-to- market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $6 million of additional collateral.

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

Kinder Morgan Canada Segment

On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment will not have revenues on a prospective basis (see Note 4). Prior to the sale of these assets, we provided crude oil and refined petroleum transportation services generally as described above for non-firm, interruptible transportation services in our Products Pipelines business segment. The TMPL regulated tariff was designed to provide revenues sufficient to recover the costs of providing transportation services to shippers, including a return on invested capital. TMPL’s revenue was adjusted according to terms prescribed in our toll settlement with shippers as approved by the National Energy Board (NEB). Differences between transportation revenue recognized pursuant to our toll settlement and actual toll receipts were recognized as regulatory assets or liabilities and settled through future tolls.

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Year Ended December 31, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,345	$271	$756	$1	$(3)	$4,370
Fee-based services	714	905	395	42	—	2,056
Total services	4,059	1,176	1,151	43	(3)	6,426
Commodity sales
Natural gas sales	2,038	—	—	1	(7)	2,032
Product sales	562	358	14	735	(30)	1,639
Total commodity sales	2,600	358	14	736	(37)	3,671
Total revenues from contracts with customers	6,659	1,534	1,165	779	(40)	10,097
Other revenues(c)
Leasing services	466	166	557	47	—	1,236
Derivatives adjustments on commodity sales	18	—	—	203	—	221
Other	116	21	—	9	—	146
Total other revenues	600	187	557	259	—	1,603
Total revenues	$7,259	$1,721	$1,722	$1,038	$(40)	$11,700

	Year Ended December 31, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,549	$319	$1,012	$1	$(4)	$4,877
Fee-based services	780	1,016	560	60	—	2,416
Total services	4,329	1,335	1,572	61	(4)	7,293
Commodity sales
Natural gas sales	2,603	—	—	1	(9)	2,595
Product sales	805	289	20	1,111	(33)	2,192
Total commodity sales	3,408	289	20	1,112	(42)	4,787
Total revenues from contracts with customers	7,737	1,624	1,592	1,173	(46)	12,080
Other revenues(c)
Leasing services	273	182	442	54	—	951
Derivatives adjustments on commodity sales	70	—	—	(21)	—	49
Other	90	25	—	13	1	129
Total other revenues	433	207	442	46	1	1,129
Total revenues	$8,170	$1,831	$2,034	$1,219	$(45)	$13,209

	Year Ended December 31, 2018
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Kinder Morgan Canada(d)	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,387	$376	$983	$2	$—	$(2)	$4,746
Fee-based services	692	956	584	67	167	—	2,466
Total services	4,079	1,332	1,567	69	167	(2)	7,212
Commodity sales
Natural gas sales	3,327	—	—	2	—	(11)	3,318
Product sales	1,190	393	20	1,222	—	(37)	2,788
Total commodity sales	4,517	393	20	1,224	—	(48)	6,106
Total revenues from contracts with customers	8,596	1,725	1,587	1,293	167	(50)	13,318
Other revenues(c)
Leasing services	220	158	440	48	2	—	868
Derivatives adjustments on commodity sales	(25)	—	—	(108)	—	—	(133)
Other	64	4	—	22	1	—	91
Total other revenues	259	162	440	(38)	3	—	826
Total revenues	$8,855	$1,887	$2,027	$1,255	$170	$(50)	$14,144
(a)Differences between the revenue classifications presented on the consolidated statements of income and the categories for the disaggregated revenues by type of revenue above are primarily attributable to revenues reflected in the “Other revenues” category above (see note (c)).
(b)Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with indexed-based pricing, which along with revenues from other customer service contracts are reported as Fee-based services.
(c)Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 14 for additional information related to our derivative contracts.
(d)On August 31, 2018, the assets comprising the Kinder Morgan Canada business segment were sold; therefore, this segment does not have results of operations on a prospective basis (see Note 4).

Contract Balances

As of December 31, 2020 and 2019, our contract asset balances were $20 million and $27 million, respectively. Of the contract asset balance at December 31, 2019, $24 million was transferred to accounts receivable during the year ended December 31. 2020. As of December 31, 2020 and 2019, our contract liability balances were $239 million and $232 million, respectively. Of the contract liability balance at December 31, 2019, $65 million was recognized as revenue during the year ended December 31, 2020.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2020 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
2021	$4,281
2022	3,500
2023	2,824
2024	2,439
2025	2,073
Thereafter	13,286
Total	$28,403

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service or commodity sale customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay or minimum volume commitment payment obligations. Our contractually committed revenue amounts generally exclude, based on the following practical expedient that we elected to apply, remaining performance obligations for contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

16.  Reportable Segments

Our reportable business segments are:

•Natural Gas Pipelines—the ownership and operation of (i) major interstate and intrastate natural gas pipeline and storage systems; (ii) natural gas gathering systems and natural gas processing and treating facilities; (iii) NGL fractionation facilities and transportation systems; and (iv) LNG regasification, liquefaction and storage facilities;

•Products Pipelines—the ownership and operation of refined petroleum products, crude oil and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, crude oil and condensate to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

•Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. and portions of Canada (prior to the sale of KML in December 2019) that store and handle various commodities including gasoline, diesel fuel, chemicals, ethanol, metals and petroleum coke; and (ii) Jones Act-qualified tankers;

•CO2—(i) the production, transportation and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) ownership interests in and/or operation of oil fields and gasoline processing plants in West Texas; and (iii) the ownership and operation of a crude oil pipeline system in West Texas; and

•Kinder Morgan Canada (prior to August 31, 2018)—the ownership and operation of the Trans Mountain pipeline system that transports crude oil and refined petroleum products from Edmonton, Alberta, Canada to marketing terminals and refineries in British Columbia, Canada and the state of Washington. As a result of the TMPL Sale, this segment does not have results of operations on a prospective basis.

We evaluate performance principally based on each segment’s EBDA, which excludes general and administrative expenses and corporate charges, interest expense, net, and income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision makers organize their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and services and marketing strategies.

We consider each period’s earnings before all non-cash DD&A expenses to be an important measure of business segment performance for our reporting segments.  We account for intersegment sales at market prices, while we account for asset transfers at book value.

During 2020, 2019 and 2018, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$7,222	$8,128	$8,807
Intersegment revenues	37	42	48
Products Pipelines	1,721	1,831	1,887
Terminals
Revenues from external customers	1,719	2,031	2,025
Intersegment revenues	3	3	2
CO2	1,038	1,219	1,255
Kinder Morgan Canada	—	—	170
Corporate and intersegment eliminations	(40)	(45)	(50)
Total consolidated revenues	$11,700	$13,209	$14,144

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Operating expenses(a)
Natural Gas Pipelines	$3,457	$4,213	$5,218
Products Pipelines	779	684	748
Terminals	762	888	823
CO2	404	496	453
Kinder Morgan Canada	—	—	72
Corporate and intersegment eliminations	(4)	(1)	(26)
Total consolidated operating expenses	$5,398	$6,280	$7,288

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Other expense (income)(b)
Natural Gas Pipelines	$1,009	$(680)	$629
Products Pipelines	21	—	(2)
Terminals	(50)	(342)	54
CO2	950	77	79
Kinder Morgan Canada	—	2	(596)
Corporate	—	(2)	—
Total consolidated other expense (income)	$1,930	$(945)	$164

	Year Ended December 31,
	2020	2019	2018
	(In millions)
DD&A
Natural Gas Pipelines	$1,062	$1,005	$955
Products Pipelines	347	338	326
Terminals	438	494	489
CO2	291	548	473
Kinder Morgan Canada	—	—	29
Corporate	26	26	25
Total consolidated DD&A	$2,164	$2,411	$2,297

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Earnings (loss) from equity investments and amortization of excess cost of equity investments, including loss on impairments of equity investments
Natural Gas Pipelines	$551	$(101)	$410
Products Pipelines	45	63	56
Terminals	22	23	22
CO2	22	33	34
Total consolidated equity earnings	$640	$18	$522

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Other, net-income (expense)
Natural Gas Pipelines	$11	$53	$39
Products Pipelines	1	6	2
Terminals	13	(5)	3
Kinder Morgan Canada	—	—	26
Corporate	31	21	37
Total consolidated other, net-income (expense)	$56	$75	$107

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Segment EBDA(c)
Natural Gas Pipelines	$3,483	$4,661	$3,540
Products Pipelines	977	1,225	1,209
Terminals	1,045	1,506	1,175
CO2	(292)	681	759
Kinder Morgan Canada	—	(2)	720
Total Segment EBDA	5,213	8,071	7,403
DD&A	(2,164)	(2,411)	(2,297)
Amortization of excess cost of equity investments	(140)	(83)	(95)
General and administrative and corporate charges	(653)	(611)	(588)
Interest, net	(1,595)	(1,801)	(1,917)
Income tax expense	(481)	(926)	(587)
Total consolidated net income	$180	$2,239	$1,919

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Capital expenditures
Natural Gas Pipelines	$945	$1,377	$1,565
Products Pipelines	122	175	199
Terminals	433	347	386
CO2	186	349	397
Kinder Morgan Canada	—	—	332
Corporate	21	22	25
Total consolidated capital expenditures	$1,707	$2,270	$2,904

	December 31,
	2020	2019
	(In millions)
Investments
Natural Gas Pipelines	$7,262	$6,991
Products Pipelines	494	491
Terminals	136	251
CO2	25	26
Total consolidated investments	$7,917	$7,759

	December 31,
	2020	2019
	(In millions)
Assets
Natural Gas Pipelines	$48,597	$50,310
Products Pipelines	9,182	9,468
Terminals	8,639	8,890
CO2	2,478	3,523
Corporate assets(d)	3,077	1,966
Total consolidated assets	$71,973	$74,157
(a)Includes costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)Includes loss (gain) on impairments and divestitures, net and other income, net.
(c)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss (gain) on impairments and divestitures, net and other income, net.
(d)Includes cash and cash equivalents, margin and restricted deposits, certain prepaid assets and deferred charges, including income tax related assets, risk management assets related to debt fair value adjustments, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy balances) not allocated to our reportable segments.

We do not attribute interest and debt expense to any of our reportable business segments.

Following is geographic information regarding the revenues and long-lived assets of our business:

	Year Ended December 31,
	2020	2019	2018
	(In millions)
Revenues from external customers
U.S.	$11,625	$12,833	$13,596
Canada	—	300	447
Mexico and other foreign	75	76	101
Total consolidated revenues from external customers	$11,700	$13,209	$14,144

	December 31,
	2020	2019	2018
	(In millions)
Long-term assets, excluding goodwill and other intangibles
U.S.	$46,384	$46,709	$47,468
Canada	1	1	748
Mexico and other foreign	81	82	83
Total consolidated long-lived assets	$46,466	$46,792	$48,299

17.  Leases

Lessee

Following are components of our lease cost:

	Year Ended December 31,
	2020	2019
	(In millions)
Operating leases	$55	$136
Short-term and variable leases	101	92
Total lease cost(a)	$156	$228
(a)2020 and 2019 amounts include $25 million and $46 million of capitalized lease costs.

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2020	2019
	(In millions, except lease term and discount rate)
Operating cash flows from operating leases	$(131)	$(182)
Investing cash flows from operating leases	(25)	(46)
ROU assets obtained in exchange for operating lease obligations, net of retirements adjusted for currency conversion	20	102
Amortization of ROU assets	46	75
Removal of ROU assets and liabilities associated with the KML and U.S. Cochin Sale	—	(394)

Weighted average remaining lease term	11.56 years	13.40 years
Weighted average discount rate	4.27%	4.31%

Amounts recognized in the accompanying consolidated balance sheet are as follows:

		December 31,
Lease Activity	Balance sheet location	2020	2019
		(In millions)
ROU assets	Deferred charges and other assets	$303	$329
Short-term lease liability	Other current liabilities	40	40
Long-term lease liability	Other long-term liabilities and deferred credits	263	289
Finance lease assets	Property, plant and equipment, net	1	2
Finance lease liabilities	Long-term debt—Outstanding	1	2

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2020 are as follows:

Year	Commitment
(In millions)
2021	$53
2022	46
2023	38
2024	34
2025	30
Thereafter	211
Total lease payments	412
Less: Interest	(109)
Present value of lease liabilities	$303

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

FERC Inquiry Regarding the Commission’s Policy for Determining Return on Equity

On March 21, 2019, the FERC issued a notice of inquiry (NOI) seeking comments regarding whether the FERC should revise its policies for determining the base return on equity (ROE) used in setting cost of service rates charged by jurisdictional public utilities and interstate natural gas and liquids pipelines. The NOI sought comment on whether any aspects of the existing methodologies used by the FERC to set an ROE for a regulated entity should be changed, whether the ROE methodology should be the same across all three industries, and whether alternative methodologies should be considered. Comments were filed by industry groups, pipeline companies and shippers for review and evaluation by the FERC. On May 21, 2020, the FERC issued its Policy Statement on Determining Return on Equity for Natural Gas and Oil Pipelines (Policy Statement). As it applies to natural gas and oil pipelines, the Policy Statement requires averaging the results of the discounted cash flow model and capital asset pricing model, giving equal weight to each model, retains its existing two-thirds/one-third weighting of short and long-term growth projections in the discounted cash flow model, and excludes the risk premium or expected earnings models. On other matters raised in this proceeding, the FERC declined to adopt rigid policy changes, and will address issues, such as the appropriate sources for data sets and the specific companies to use for a given proxy group, as those issues arise in future rate proceedings on a pipeline-by-pipeline, case-by-case basis. The Policy Statement does not result in any immediate changes to any existing rates or ROEs for any of our pipelines, and any future changes to rates or ROEs for a pipeline will depend on a variety of factors that remain to be determined when they are raised and argued in connection with future or existing rate proceedings.

SFPP FERC Proceedings

The FERC approved the SFPP East Line Settlement in Docket No. IS21-138 (“EL Settlement”) on December 31, 2020 and it became final and effective on February 2, 2021. The EL Settlement resolved certain dockets in their entirety (IS09-437 and OR16-6) and resolved the SFPP East Line related disputes in other dockets which remain ongoing (OR14-35/36 and OR19-21/33/37). The amounts SFPP agreed to pay pursuant to the EL Settlement were fully accrued on or before December 31, 2020.

The tariffs and rates charged by SFPP which were not fully resolved by the EL Settlement are subject to a number of ongoing shipper-initiated proceedings at the FERC. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. If the shippers prevail on their arguments or claims, they would be entitled to seek reparations for the two-year period preceding the filing date of their complaints and/or prospective refunds in protest cases from the date of protest, and SFPP may be required to reduce its rates going forward. With respect to the ongoing shipper-initiated proceedings at the FERC that were not fully resolved by the EL Settlement, the shippers pleaded claims to at least $50 million in rate refunds and unspecified rate reductions as of the date of their complaints in 2014 and 2018. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. We do not believe the ultimate resolution of the shipper complaints and protests seeking rate reductions or refunds in the ongoing proceedings will have a material adverse impact on our business.

EPNG FERC Proceedings

The tariffs and rates charged by EPNG were subject to two FERC proceedings (the “2008 rate case” and the “2010 rate case”). With respect to the 2008 rate case, the FERC issued its decision (Opinion 517-A) in July 2015. The FERC generally upheld its prior determinations, ordered refunds to be paid within 60 days, and stated that its findings in Opinion 517-A would apply to the same issues in the 2010 rate case. All refund obligations related to the 2008 rate case were satisfied in 2015. EPNG sought federal appellate review of Opinion 517-A. With respect to the 2010 rate case, the FERC issued its decision (Opinion 528-A) on February 18, 2016. The FERC generally upheld its prior determinations, affirmed prior findings of an Administrative Law Judge that certain shippers qualify for lower rates, and required EPNG to file revised pro forma recalculated rates consistent with Opinions 517-A and 528-A. On May 3, 2018, the FERC issued Opinion 528-B upholding its decisions in Opinion 528-A and requiring EPNG to implement the rates required by its rulings and provide refunds within 60 days. On July 2, 2018, EPNG reported to the FERC that the refunds had been provided as ordered. Also on July 2, 2018, EPNG initiated appellate review of Opinions 528, 528-A and 528-B. EPNG’s appeals in the 2008 and 2010 rate cases as well as the intervenors’ appeal in the 2010 rate case were consolidated. The U.S. Court of Appeals for the D.C. Circuit denied all petitions for review on July 24, 2020, which concludes these rate proceedings.

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

On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claims that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. By its second Notice of Arbitration, Eni USA sought to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Court of Chancery. In response to the second Notice of Arbitration, GLNG filed a complaint with the Court of Chancery together with a motion seeking to permanently enjoin the arbitration. On January 10, 2020, the Court of Chancery entered an Order and Final Judgment granting GLNG’s motion to enjoin arbitration of the negligent misrepresentation claim, but denying the motion to enjoin arbitration of the breach of contract claims. The parties filed cross appeals of the Final Judgment. On November 17, 2020, the Delaware Supreme Court ruled in favor of GLNG and a permanent injunction was entered prohibiting Eni USA from re-arbitrating both the breach of contract and negligent misrepresentation claims.

On December 20, 2019, GLNG’s remaining customer, Angola LNG Supply Services LLC (ALSS), filed a Notice of Arbitration seeking a declaration that its terminal use agreement should be deemed terminated as of March 1, 2016 on substantially the same terms and conditions as set forth in the arbitration award pertaining to Eni USA. ALSS also seeks a declaration that activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC in connection with the pursuit of an LNG liquefaction export project have given rise to a contractual right on the part of ALSS to terminate the agreement.  ALSS also seeks a monetary award directing GLNG to reimburse ALSS for all reservation charges and operating fees paid by ALSS after December 31, 2016 plus interest. A final decision in this arbitration is expected before the end of the third quarter of 2021.

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

General

As of December 31, 2020 and 2019, our total reserve for legal matters was $273 million and $203 million, respectively.

Environmental Matters

We and our subsidiaries are subject to environmental cleanup and enforcement actions from time to time. In particular, CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to local, state and federal laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal and CO2 field and oil field operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments could result in substantial costs and liabilities to us, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations.

We are currently involved in several governmental proceedings involving alleged violations of local, state and federal environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. These alleged violations may result in fines and penalties, but we do not believe any such fines and penalties will be material to our business, individually or in the aggregate. We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under state or federal administrative orders or related remediation programs. We have established a reserve to address the costs associated with the remediation efforts.

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

In addition, the EPA and numerous PRPs, including EPEC Polymers, are engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020. We anticipate the PRPs, including EPEC Polymers, will engage in further discussions with the EPA during 2021. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the ROD. There is also uncertainty as to the impact of the EPA FS directive for the upper nine miles of the Site not subject to the lower eight mile ROD. In a letter dated October 10, 2018, the EPA directed the CPG to prepare a streamlined FS for the Site that evaluates interim remedy alternatives for sediments in the upper nine miles of the Site. Until the PRPs engage in discussions with the EPA, the FS is completed, and the RI/FS is finalized, we are unable to reasonably estimate the extent of our potential liability.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including two cases against TGP, two cases against SNG, and two cases against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The Plaintiffs allege the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. One of these cases filed by Vintage Assets, Inc. and several landowners against SNG, TGP, and another defendant was tried in 2017 to the U.S. District Court for the Eastern District of Louisiana. On May 4, 2018, the U.S. District Court entered a judgment ruling in favor of the plaintiffs on certain of their contract claims.  The Court stayed the judgment pending appeal. The parties each filed a separate appeal to the U.S. Court of Appeals for the Fifth Circuit. In October 2018, the Court of Appeals dismissed the appeals for lack of subject matter jurisdiction. In April 2019 the case was remanded to the state district court for Plaquemines Parish, Louisiana for further proceedings. On October 2, 2020, the case was settled for an amount which is not material to our business. We will continue to vigorously defend the remaining cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of December 31, 2020 and 2019, we have accrued a total reserve for environmental liabilities in the amount of $250 million and $259 million, respectively. In addition, as of December 31, 2020 and 2019, we have recorded a receivable of $12 million and $15 million, respectively, for expected cost recoveries that have been deemed probable.

19.	Recent Accounting Pronouncements

Accounting Standards Updates

Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (“The Discounting Transition”) are in the scope of ASC 848 and therefore qualify for the available temporary optional expedients and exceptions. As such, entities that employ derivatives that are the designated hedged item in a hedge relationship where perfect effectiveness is assumed can continue to apply hedge accounting without de-designating the hedging relationship to the extent such derivatives are impacted by the Discounting Transition.

The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of Topic 848 to our financial statements.

ASU No. 2020-06

On August 5, 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU No. 2020-06 will be effective for us for the fiscal year beginning January 1, 2022, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

Supplemental Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In millions, except per share amounts)
2020
Revenues	$3,106	$2,560	$2,919	$3,115
Operating Income (Loss)	43	(282)	819	980
Net (Loss) Income	(291)	(624)	472	623
Net (Loss) Income Attributable to Kinder Morgan, Inc. and Common Stockholders	(306)	(637)	455	607
Basic and Diluted (Loss) Earnings Per Common Share	(0.14)	(0.28)	0.20	0.27

2019
Revenues	$3,429	$3,214	$3,214	$3,352
Operating Income	1,018	973	951	1,931
Net Income	567	528	517	627
Net Income Attributable to Kinder Morgan, Inc. and Common Stockholders	556	518	506	610
Basic and Diluted Earnings Per Common Share	0.24	0.23	0.22	0.27

Item 16.  Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. Registrant

/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer
Date:	February 5, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 5, 2021
David P. Michels

/s/ STEVEN J. KEAN	Chief Executive Officer (principal executive officer); Director	February 5, 2021
Steven J. Kean

/s/ RICHARD D. KINDER	Executive Chairman	February 5, 2021
Richard D. Kinder

/s/ KIMBERLY A. DANG	President; Director	February 5, 2021
Kimberly A. Dang

/s/ TED A. GARDNER	Director	February 5, 2021
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 5, 2021
Anthony W. Hall, Jr.

/s/ GARY L. HULTQUIST	Director	February 5, 2021
Gary L. Hultquist

/s/ RONALD L. KUEHN, JR.	Director	February 5, 2021
Ronald L. Kuehn, Jr.

/s/ DEBORAH A. MACDONALD	Director	February 5, 2021
Deborah A. Macdonald

/s/ MICHAEL C. MORGAN	Director	February 5, 2021
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 5, 2021
Arthur C. Reichstetter

/s/ C. PARK SHAPER	Director	February 5, 2021
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 5, 2021
William A. Smith

/s/ JOEL V. STAFF	Director	February 5, 2021
Joel V. Staff

/s/ ROBERT F. VAGT	Director	February 5, 2021
Robert F. Vagt

/s/ PERRY M. WAUGHTAL	Director	February 5, 2021
Perry M. Waughtal