Form 10-Q
period 2021-03-31
KINDER MORGAN, INC.
filed 2021-04-23
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 22, 2021, the registrant had 2,264,582,583 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY

Company Abbreviations

CIG	=	Colorado Interstate Gas Company, L.L.C.	KMLT	=	Kinder Morgan Liquid Terminals, LLC
ELC	=	Elba Liquefaction Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	SFPP	=	SFPP, L.P.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	SNG	=	Southern Natural Gas Company, L.L.C.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	EPA	=	U.S. Environmental Protection Agency
Bbl	=	barrel	FASB	=	Financial Accounting Standards Board
BBtu	=	billion British Thermal Units	FERC	=	Federal Energy Regulatory Commission
Bcf	=	billion cubic feet	GAAP	=	U.S. Generally Accepted Accounting Principles
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LLC	=	limited liability company
			LIBOR	=	London Interbank Offered Rate
CO2	=	carbon dioxide or our CO2 business segment	MBbl	=	thousand barrels
COVID-19	=	Coronavirus Disease 2019, a widespread contagious disease, or the related pandemic declared and resulting worldwide economic downturn	MMBbl	=	million barrels
			MMtons	=	million tons
DCF	=	distributable cash flow	NGL	=	natural gas liquids
DD&A	=	depreciation, depletion and amortization	NYMEX	=	New York Mercantile Exchange
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	OTC	=	over-the-counter
			ROU	=	Right-of-Use
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	U.S.	=	United States of America
			WTI	=	West Texas Intermediate

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

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the impacts of the COVID-19 pandemic and the pace and extent of economic recovery; the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition of Operations” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Services	$1,917	$1,992
Commodity sales	3,229	1,067
Other	65	47
Total Revenues	5,211	3,106
Operating Costs, Expenses and Other
Costs of sales	2,009	663
Operations and maintenance	514	620
Depreciation, depletion and amortization	541	565
General and administrative	156	153
Taxes, other than income taxes	110	92
(Gain) loss on divestitures and impairments, net (Note 2)	(4)	971
Other income, net	(1)	(1)
Total Operating Costs, Expenses and Other	3,325	3,063
Operating Income	1,886	43
Other Income (Expense)
Earnings from equity investments	66	192
Amortization of excess cost of equity investments	(22)	(32)
Interest, net	(377)	(436)
Other, net (Note 2)	223	2
Total Other Expense	(110)	(274)
Income (Loss) Before Income Taxes	1,776	(231)
Income Tax Expense	(351)	(60)
Net Income (Loss)	1,425	(291)
Net Income Attributable to Noncontrolling Interests	(16)	(15)
Net Income (Loss) Attributable to Kinder Morgan, Inc.	$1,409	$(306)

Class P Shares
Basic and Diluted Earnings (Loss) Per Share	$0.62	$(0.14)
Basic and Diluted Weighted Average Shares Outstanding	2,264	2,264
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$1,425	$(291)
Other comprehensive (loss) income, net of tax
Change in fair value of hedge derivatives (net of tax benefit (expense) of $47 and $(67), respectively)	(156)	222
Reclassification of change in fair value of derivatives to net income (net of tax expense of $18 and $11, respectively)	59	37
Foreign currency translation adjustments (net of tax expense of $— and $—, respectively)	—	1
Benefit plan adjustments (net of tax expense of $4 and $3, respectively)	17	11
Total other comprehensive (loss) income	(80)	271
Comprehensive income (loss)	1,345	(20)
Comprehensive income attributable to noncontrolling interests	(16)	(15)
Comprehensive income (loss) attributable to Kinder Morgan, Inc.	$1,329	$(35)
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts, unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,377	$1,184
Restricted deposits	46	25
Accounts receivable	1,425	1,293
Fair value of derivative contracts	218	185
Inventories	389	348
Other current assets	279	168
Total current assets	3,734	3,203
Property, plant and equipment, net	35,605	35,836
Investments	7,693	7,917
Goodwill	19,851	19,851
Other intangibles, net	2,396	2,453
Deferred income taxes	213	536
Deferred charges and other assets	1,716	2,177
Total Assets	$71,208	$71,973
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,173	$2,558
Accounts payable	968	837
Accrued interest	304	525
Accrued taxes	205	267
Accrued contingencies	157	307
Other current liabilities	811	580
Total current liabilities	4,618	5,074
Long-term liabilities and deferred credits
Long-term debt
Outstanding	30,007	30,838
Debt fair value adjustments	1,054	1,293
Total long-term debt	31,061	32,131
Other long-term liabilities and deferred credits	2,221	2,202
Total long-term liabilities and deferred credits	33,282	34,333
Total Liabilities	37,900	39,407
Commitments and contingencies (Notes 3 and 9)
Redeemable Noncontrolling Interest	705	728
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,264,470,730 and 2,264,257,336 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,775	41,756
Accumulated deficit	(9,124)	(9,936)
Accumulated other comprehensive loss	(487)	(407)
Total Kinder Morgan, Inc.’s stockholders’ equity	32,187	31,436
Noncontrolling interests	416	402
Total Stockholders’ Equity	32,603	31,838
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$71,208	$71,973
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$1,425	$(291)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	541	565
Deferred income taxes	347	(69)
Amortization of excess cost of equity investments	22	32
(Gain) loss on divestitures and impairments, net (Note 2)	(4)	971
Gain from sale of interest in equity investment (Note 2)	(206)	—
Earnings from equity investments	(66)	(192)
Distributions from equity investment earnings	184	152
Changes in components of working capital
Accounts receivable	(122)	222
Inventories	(47)	59
Other current assets	4	50
Accounts payable	26	(200)
Accrued interest, net of interest rate swaps	(204)	(202)
Accrued taxes	(63)	(59)
Other current liabilities	157	(131)
Rate reparations, refunds and other litigation reserve adjustments	(144)	10
Other, net	23	(24)
Net Cash Provided by Operating Activities	1,873	893
Cash Flows From Investing Activities
Capital expenditures	(267)	(440)
Proceeds from sales of investments	413	907
Contributions to investments	(22)	(151)
Distributions from equity investments in excess of cumulative earnings	18	41
Other, net	(12)	(22)
Net Cash Provided by Investing Activities	130	335
Cash Flows From Financing Activities
Issuances of debt	3,110	2,125
Payments of debt	(4,268)	(1,969)
Debt issue costs	(10)	(7)
Dividends	(597)	(569)
Repurchases of shares	—	(50)
Contributions from investment partner and noncontrolling interests	3	5
Distributions to investment partner	(23)	(18)
Distributions to noncontrolling interests	(2)	(3)
Other, net	(2)	(1)
Net Cash Used in Financing Activities	(1,789)	(487)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	—	(8)
Net Increase in Cash, Cash Equivalents and Restricted Deposits	214	733
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$1,423	$942

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2021	2020
Cash and Cash Equivalents, beginning of period	$1,184	$185
Restricted Deposits, beginning of period	25	24
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash and Cash Equivalents, end of period	1,377	360
Restricted Deposits, end of period	46	582
Cash, Cash Equivalents, and Restricted Deposits, end of period	1,423	942
Net Increase in Cash, Cash Equivalents and Restricted Deposits	$214	$733

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$7	$14
Increase in property, plant and equipment from both accruals and contractor retainage		41
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	589	661
Cash paid during the period for income taxes, net	1	134
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares			19			19		19
Net income				1,409		1,409	16	1,425
Distributions						—	(3)	(3)
Contributions						—	2	2
Dividends				(597)		(597)		(597)
Other						—	(1)	(1)
Other comprehensive loss					(80)	(80)		(80)
Balance at March 31, 2021	2,264	$23	$41,775	$(9,124)	$(487)	$32,187	$416	$32,603

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2019	2,265	$23	$41,745	$(7,693)	$(333)	$33,742	$344	$34,086
Repurchases of shares	(4)		(50)			(50)		(50)
Restricted shares			18			18		18
Net (loss) income				(306)		(306)	15	(291)
Distributions						—	(3)	(3)
Contributions						—	2	2
Dividends				(569)		(569)		(569)
Other comprehensive income					271	271		271
Balance at March 31, 2020	2,261	$23	$41,713	$(8,568)	$(62)	$33,106	$358	$33,464
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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2020 Form 10-K.

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

The following table sets forth the allocation of net income (loss) available to shareholders of Class P shares and participating securities:

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Net Income (Loss) Available to Stockholders	$1,409	$(306)
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(7)	(3)
Net Income (Loss) Allocated to Class P Stockholders	$1,402	$(309)

Basic Weighted Average Shares Outstanding	2,264	2,264
Basic Earnings (Loss) Per Share	$0.62	$(0.14)
(a)As of March 31, 2021, there were approximately 12 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	12
Convertible trust preferred securities	3	3

2. Gains and Losses on Divestitures, Impairments and Other Write-downs

We recognized the following non-cash pre-tax (gains) losses on divestitures, impairments and other write-downs, net on assets during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Natural Gas Pipelines
Gain on sale of interest in NGPL Holdings LLC(a)	$(206)	$—
Loss on write-down of related party note receivable(a)	117	—
Products Pipelines
Impairment of long-lived and intangible assets	—	21
Terminals
Gain on divestitures of long-lived assets	(1)	—
CO2
Impairment of goodwill(a)	—	600
Impairment of long-lived assets(a)	—	350
Other gain on divestitures of long-lived assets	(3)	—
Pre-tax (gain) loss on divestitures, impairments and other write-downs, net	$(93)	$971
(a)See below for a further discussion of these items.

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the three months ended March 31, 2021. Upon closing, we and Brookfield each hold a 37.5% interest in NGPL Holdings.

Impairments

During the first quarter of 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment and conducted interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units as of March 31, 2020, which resulted in impairments of long-lived assets and goodwill within our CO2 business segment shown in the above table during the three months ended March 31, 2020.

Other Write-downs

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, driven by the recent impairment by Ruby of its assets, which is included within “Earnings from equity investments” in our accompanying consolidated statement of operations. The impairment at Ruby was the result of upcoming contract expirations and additional uncertainty identified in late February 2021 regarding the proposed development of a third party liquefied natural gas exporting facility that could significantly increase the demand for its services.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2021	December 31, 2020
	(In millions, unless otherwise stated)
Current portion of debt
$4 billion credit facility due November 16, 2023	$—	$—
Commercial paper notes	—	—
Current portion of senior notes
5.00%, due February 2021(a)	—	750
3.50%, due March 2021(a)	—	750
5.80%, due March 2021(a)	—	400
5.00%, due October 2021	500	500
8.625%, due January 2022	260	—
4.15%, due March 2022	375	—
1.50%, due March 2022(b)	880	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	47	47
Total current portion of debt	2,173	2,558

Long-term debt (excluding current portion)
Senior notes	29,314	30,141
EPC Building, LLC, promissory note, 3.967%, due 2020 through 2035	361	364
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	222	223
Total long-term debt	30,007	30,838
Total debt(c)	$32,180	$33,396
(a)We repaid the principal amounts on these senior notes during the first quarter of 2021.
(b)Consists of senior notes denominated in Euros that have been converted to U.S. dollars. The March 31, 2021 balance is reported above at the exchange rate of 1.1730 U.S. dollars per Euro. As of March 31, 2021, the cumulative change in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase to our debt balance of $65 million related to these notes. The cumulative increase in debt due to the changes in exchange rates for the 1.50% notes due 2022 is offset by a corresponding change in the value of cross-currency swaps reflected in “Other current assets” and “Other current liabilities” on our accompanying consolidated balance sheets. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).
(c)Excludes our “Debt fair value adjustments” which, as of March 31, 2021 and December 31, 2020, increased our total debt balances by $1,054 million and $1,293 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million. These notes are guaranteed through the cross guarantee agreement discussed above.

Credit Facility

As of March 31, 2021, we had no borrowings outstanding under our $4.0 billion credit facility, no borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facility as of March 31, 2021 was $3,919 million. As of March 31, 2021, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$33,234	$37,050	$34,689	$39,622

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2021 and December 31, 2020.

4. Stockholders’ Equity

Class P Stock

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2021	2020
Per share cash dividend declared for the period	$0.27	$0.2625
Per share cash dividend paid in the period	0.2625	0.25

On April 21, 2021, our board of directors declared a cash dividend of $0.27 per share for the quarterly period ended March 31, 2021, which is payable on May 17, 2021 to shareholders of record as of the close of business on April 30, 2021.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$—	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(156)	—	17	(139)
Loss reclassified from accumulated other comprehensive loss	59	—	—	59
Net current-period change in accumulated other comprehensive loss	(97)	—	17	(80)
Balance as of March 31, 2021	$(110)	$—	$(377)	$(487)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2019	$(7)	$—	$(326)	$(333)
Other comprehensive gain before reclassifications	222	1	11	234
Loss reclassified from accumulated other comprehensive loss	37	—	—	37
Net current-period change in accumulated other comprehensive (loss) income	259	1	11	271
Balance as of March 31, 2020	$252	$1	$(315)	$(62)

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

Energy Commodity Price Risk Management

As of March 31, 2021, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.6)	MMBbl
Crude oil basis	(8.7)	MMBbl
Natural gas fixed price	(35.0)	Bcf
Natural gas basis	(30.5)	Bcf
NGL fixed price	(1.2)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.0)	MMBbl
Crude oil basis	(12.6)	MMBbl
Natural gas fixed price	(8.2)	Bcf
Natural gas basis	(10.6)	Bcf
NGL fixed price	(1.1)	MMBbl

As of March 31, 2021, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2025.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$7,100	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	2,500	Mark-to-Market	December 2021
(a)The principal amount of hedged senior notes consisted of $250 million included in “Current portion of debt” and $6,850 million included in “Long-term debt” on our accompanying consolidated balance sheet.

During the three months ended March 31, 2021, we entered into fixed-to-variable interest rate swap agreements with a combined notional principal amount of $375 million. These agreements were designated as accounting hedges and convert a portion of our fixed rate debt to variable rate through February 2028.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$13	$42	$(92)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	6	33	(29)	(8)
Subtotal		19	75	(121)	(41)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	126	119	(3)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	364	575	(19)	(7)
Subtotal		490	694	(22)	(10)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	56	—	(12)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	43	138	—	—
Subtotal		99	138	(12)	(6)
Total		608	907	(155)	(57)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	23	24	(33)	(21)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(1)	—
Total		23	24	(34)	(21)
Total derivatives		$631	$931	$(189)	$(78)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of March 31, 2021
Energy commodity derivative contracts(a)	$10	$32	$—	$42	$(37)	$—	$5
Interest rate contracts	—	490	—	490	(9)	—	481
Foreign currency contracts	—	99	—	99	(12)	—	87
As of December 31, 2020
Energy commodity derivative contracts(a)	$6	$93	$—	$99	$(35)	$—	$64
Interest rate contracts	—	694	—	694	(2)	—	692
Foreign currency contracts	—	138	—	138	(6)	—	132

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of March 31, 2021
Energy commodity derivative contracts(a)	$(12)	$(143)	$—	$(155)	$37	$6	$(112)
Interest rate contracts	—	(22)	—	(22)	9	—	(13)
Foreign currency contracts	—	(12)	—	(12)	12	—	—
As of December 31, 2020
Energy commodity derivative contracts(a)	$(7)	$(56)	$—	$(63)	$35	$(8)	$(36)
Interest rate contracts	—	(10)	—	(10)	2	—	(8)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of operations and comprehensive income (loss):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2021	2020
		(In millions)
Interest rate contracts	Interest, net	$(217)	$433

Hedged fixed rate debt(a)	Interest, net	$219	$(440)
(a)As of March 31, 2021, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $484 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended March 31,			Three Months Ended March 31,
	2021	2020		2021	2020
	(In millions)			(In millions)
Energy commodity derivative contracts	$(158)	$379	Revenues—Commodity sales	$(20)	$(8)
			Costs of sales	4	(17)
Interest rate contracts	1	(8)	Earnings from equity investments(c)	—	—
Foreign currency contracts	(46)	(82)	Other, net	(61)	(23)
Total	$(203)	$289	Total	$(77)	$(48)
(a)We expect to reclassify approximately $35 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2021 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the three months ended March 31, 2021 and 2020, we recognized gains of $6 million and $12 million, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2021	2020
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(631)	$117
	Costs of sales	163	4
Total(a)		$(468)	$121
(a)The three months ended March 31, 2021 and 2020 amounts include approximate losses of $448 million and gains of $74 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2021 and December 31, 2020, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2021, we had cash margins of $30 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2020, we had cash margins of $3 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at March 31, 2021 represents the net of our initial margin requirements of $24 million and counterparty variation margin requirements of $6 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2021, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $67 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$866	$59	$191	$—	$—	$1,116
Fee-based services	178	221	81	15	—	495
Total services	1,044	280	272	15	—	1,611
Commodity sales
Natural gas sales	3,319	—	—	1	(5)	3,315
Product sales	220	125	5	229	(10)	569
Total commodity sales	3,539	125	5	230	(15)	3,884
Total revenues from contracts with customers	4,583	405	277	245	(15)	5,495
Other revenues(c)
Leasing services(d)	119	43	143	12	(1)	316
Derivatives adjustments on commodity sales	(618)	—	—	(33)	—	(651)
Other	41	5	—	5	—	51
Total other revenues	(458)	48	143	(16)	(1)	(284)
Total revenues	$4,125	$453	$420	$229	$(16)	$5,211

	Three Months Ended March 31, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$865	$79	$189	$—	$—	$1,133
Fee-based services	193	260	121	13	—	587
Total services	1,058	339	310	13	—	1,720
Commodity sales
Natural gas sales	501	—	—	—	(2)	499
Product sales	136	109	3	232	(13)	467
Total commodity sales	637	109	3	232	(15)	966
Total revenues from contracts with customers	1,695	448	313	245	(15)	2,686
Other revenues(c)
Leasing services(d)	113	42	129	10	—	294
Derivatives adjustments on commodity sales	52	—	—	52	—	104
Other	15	5	—	2	—	22
Total other revenues	180	47	129	64	—	420
Total revenues	$1,875	$495	$442	$309	$(15)	$3,106
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
(d)Our revenues from leasing services are predominantly comprised of specific assets that we lease to customers under operating leases where one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of that asset. These leases primarily consist of specific tanks, treating facilities, marine vessels and gas equipment and pipelines with separate control locations. We do not lease assets that qualify as sales-type or finance leases.

Contract Balances

As of March 31, 2021 and December 31, 2020, our contract asset balances were $31 million and $20 million, respectively. Of the contract asset balance at December 31, 2020, $9 million was transferred to accounts receivable during the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, our contract liability balances were $243 million and $239 million, respectively. Of the contract liability balance at December 31, 2020, $24 million was recognized as revenue during the three months ended March 31, 2021.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2021 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Nine months ended December 31, 2021	$3,276
2022	3,626
2023	2,924
2024	2,508
2025	2,124
Thereafter	13,585
Total	$28,043

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended March 31,
	2021	2020
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$4,110	$1,861
Intersegment revenues	15	14
Products Pipelines	453	495
Terminals
Revenues from external customers	419	441
Intersegment revenues	1	1
CO2	229	309
Corporate and intersegment eliminations	(16)	(15)
Total consolidated revenues	$5,211	$3,106

	Three Months Ended March 31,
	2021	2020
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$2,103	$1,196
Products Pipelines	248	269
Terminals	227	257
CO2	286	(755)
Total Segment EBDA	2,864	967
DD&A	(541)	(565)
Amortization of excess cost of equity investments	(22)	(32)
General and administrative and corporate charges	(148)	(165)
Interest, net	(377)	(436)
Income tax expense	(351)	(60)
Total consolidated net income (loss)	$1,425	$(291)

	March 31, 2021	December 31, 2020
	(In millions)
Assets
Natural Gas Pipelines	$48,262	$48,597
Products Pipelines	9,152	9,182
Terminals	8,560	8,639
CO2	2,517	2,478
Corporate assets(b)	2,717	3,077
Total consolidated assets	$71,208	$71,973
(a)Includes revenues, earnings from equity investments, other, net, less operating expenses, (gain) loss on divestitures and impairments, net, and other income, net.
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

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2021	2020
	(In millions, except percentages)
Income tax expense	$351	$60
Effective tax rate	19.8%	(26.0)%
The effective tax rate for the three months ended March 31, 2021 is lower than the statutory federal rate of 21% primarily due to the release of the valuation allowance on our investment in NGPL Holdings upon the sale of a partial interest in NGPL Holdings, and dividend-received deductions from our investments in Citrus Corporation (Citrus), NGPL Holdings and Products (SE) Pipe Line Corporation (PPL), partially offset by state income taxes.

The effective tax rate for the three months ended March 31, 2020 is “negative” and lower than the statutory federal rate of 21% primarily due to a $600 million impairment of goodwill, which is a reduction to income but is not deductible for tax purposes. This was partially offset by the refund of alternative minimum tax sequestration credits and dividend-received deductions from our investment in Citrus and PPL. While we would normally expect a federal income tax benefit from our loss before income taxes for the three months ended March 31, 2020, because a tax benefit is not allowed on the goodwill impairment, we incurred an income tax expense for the period.

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

The tariffs and rates charged by SFPP which were not fully resolved by the EL Settlement are subject to a number of ongoing shipper-initiated proceedings at the FERC. In general, these complaints and protests allege the rates and tariffs charged by SFPP are not just and reasonable under the Interstate Commerce Act (ICA). In some of these proceedings shippers have challenged the overall rate being charged by SFPP, and in others the shippers have challenged SFPP’s index-based rate increases. The issues involved in these proceedings include, among others, whether indexed rate increases are justified, and the appropriate level of return and income tax allowance SFPP may include in its rates. If the shippers prevail on their arguments or claims, they would be entitled to seek reparations for the two-year period preceding the filing date of their complaints and/or prospective refunds in protest cases from the date of protest, and SFPP may be required to reduce its rates going forward. With respect to the ongoing shipper-initiated proceedings at the FERC that were not fully resolved by the EL Settlement, the shippers pleaded claims to at least $50 million in rate refunds and unspecified rate reductions as of the date of their complaints in 2014 and 2018. The claims pleaded by the shippers are expected to change due to the passage of time and interest. These proceedings tend to be protracted, with decisions of the FERC often appealed to the federal courts. Management believes SFPP has meritorious arguments supporting SFPP’s rates and intends to vigorously defend SFPP against these complaints and protests. We do not believe the ultimate resolution of the shipper complaints and protests seeking rate reductions or refunds in the ongoing proceedings will have a material adverse impact on our business.

Gulf LNG Facility Disputes

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA sought declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  On June 29, 2018, the arbitration panel delivered its Award, and the panel's ruling called for the termination of the agreement and Eni USA’s payment of compensation to GLNG. The Award resulted in our recording a net loss in the second quarter of 2018 of our equity investment in GLNG due to a non-cash impairment of our investment in GLNG partially offset by our share of earnings recognized by GLNG. On February 1, 2019, the Delaware Court of Chancery issued a Final Order and Judgment confirming the Award, which was paid by Eni USA on February 20, 2019.

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. On December 12, 2018, Eni S.p.A. filed a counterclaim seeking unspecified damages from GLNG. This lawsuit remains pending.

On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claims that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. By its second Notice of Arbitration, Eni USA sought to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Court of Chancery. In response to the second Notice of Arbitration, GLNG filed a complaint with the Court of Chancery together with a motion seeking to permanently enjoin the arbitration. On cross-appeals from an Order and Final Judgment of the Court of Chancery, the Delaware Supreme Court ruled in favor of GLNG on November 17, 2020 and a permanent injunction was entered prohibiting Eni USA from re-arbitrating both the breach of contract and negligent misrepresentation claims. On April 15, 2021, Eni USA filed a petition for writ of certiorari with the U.S. Supreme Court seeking review of the Delaware Supreme Court’s decision. This petition remains pending.

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

General

As of March 31, 2021 and December 31, 2020, our total reserve for legal matters was $130 million and $273 million, respectively.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated by the EPA to be more than $3 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time we anticipate the non-judicial allocation process will be complete in or around June 2023. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. Because costs associated with any remedial plan are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

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

In addition, the EPA and numerous PRPs, including EPEC Polymers, are engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020. We anticipate the PRPs, including EPEC Polymers, will engage in further discussions with the EPA during 2021. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the ROD. There is also uncertainty as to the impact of the EPA FS directive for the upper nine miles of the Site not subject to the lower eight mile ROD. In a letter dated October 10, 2018, the EPA directed the CPG to prepare a streamlined FS for the Site that evaluates interim remedy alternatives for sediments in the upper nine miles of the Site. Until the PRPs engage in discussions with the EPA, the FS is completed, and the RI/FS is finalized, we are unable to reasonably estimate the extent of our potential liability. Because costs associated with any remedial plan are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including three cases against TGP, two cases against SNG, and one case against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The Plaintiffs allege the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. We will continue to vigorously defend the remaining cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of March 31, 2021 and December 31, 2020, we have accrued a total reserve for environmental liabilities in the amount of $256 million and $250 million, respectively. In addition, as of both March 31, 2021 and December 31, 2020, we had a receivable of $12 million recorded for expected cost recoveries that have been deemed probable.

10. Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued Accounting Standards Update (ASU) No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

On January 7, 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (the “Discounting Transition”) are in the scope of ASC 848 and therefore qualify for the available temporary optional expedients and exceptions. As such, entities that employ derivatives that are the designated hedged item in a hedge relationship where perfect effectiveness is assumed can continue to apply hedge accounting without de-designating the hedging relationship to the extent such derivatives are impacted by the Discounting Transition.

The guidance is effective upon issuance and generally can be applied through December 31, 2022. We are currently reviewing the effect of Topic 848 to our financial statements.

ASU No. 2020-06

On August 5, 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features; (ii) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method; and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU No. 2020-06 will be effective for us for the fiscal year beginning January 1, 2022, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2020 Form 10-K; and (iv) “Risk Factors” in our 2020 Form 10-K.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the three months ended March 31, 2021. Upon closing, we and Brookfield each hold a 37.5% interest in NGPL Holdings.

February 2021 Winter Storm

Our first quarter earnings reflect impacts of the February 2021 winter storm that affected Texas, which are largely nonrecurring. See “—Segment Earnings Results” below. Some of the transactions executed during the winter storm remain subject to risks, including counterparty financial risk, potential disputed purchases and sales and potential legislative or regulatory action in response to, or litigation arising out of, the unprecedented circumstances of the winter storm, which could adversely affect our future earnings, cash flows and financial condition.

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

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 7, “Reportable Segments”) and net income (loss) attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA, Net Debt and Net Debt to Adjusted EBITDA.

GAAP Financial Measures

The Consolidated Earnings Results for the three months ended March 31, 2021 and 2020 present Segment EBDA and net income (loss) attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures

Our non-GAAP financial measures described below should not be considered alternatives to GAAP net income (loss) attributable to Kinder Morgan, Inc. or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP financial measures may differ from similarly titled measures used by others. You should not consider these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of these non-GAAP financial measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in net income (loss) attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below and the tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below). In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting net income (loss) attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of our ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is net income (loss) attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings (loss) per share. See “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” below.

DCF

DCF is calculated by adjusting net income (loss) attributable to Kinder Morgan, Inc. for Certain Items (Adjusted Earnings), and further by DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. We also include amounts from joint ventures for income taxes, DD&A and sustaining capital expenditures (see “Amounts from Joint Ventures” below). DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as dividends, stock repurchases, retirement of debt, or expansion capital expenditures. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is net income (loss) attributable to Kinder Morgan, Inc. DCF per share is DCF divided by average outstanding shares, including restricted stock awards that participate in dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” and “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is net income (loss) attributable to Kinder Morgan, Inc. In prior periods Net income (loss) was considered the comparable GAAP measure and has been updated to Net income (loss) attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2021, by subtracting the following amounts from our debt balance of $33,234 million: (i) cash and cash equivalents of $1,377 million; (ii) debt fair value adjustments of $1,054 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $109 million for which we have entered into currency swaps. Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,103	$1,196	$907	76%
Products Pipelines	248	269	(21)	(8)%
Terminals	227	257	(30)	(12)%
CO2	286	(755)	1,041	138%
Total Segment EBDA	2,864	967	1,897	196%
DD&A	(541)	(565)	24	4%
Amortization of excess cost of equity investments	(22)	(32)	10	31%
General and administrative and corporate charges	(148)	(165)	17	10%
Interest, net	(377)	(436)	59	14%
Income (loss) before income taxes	1,776	(231)	2,007	869%
Income tax expense	(351)	(60)	(291)	(485)%
Net income (loss)	1,425	(291)	1,716	590%
Net income attributable to noncontrolling interests	(16)	(15)	(1)	(7)%
Net income (loss) attributable to Kinder Morgan, Inc.	$1,409	$(306)	$1,715	560%
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, (gain) loss on divestitures and impairments, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net income (loss) attributable to Kinder Morgan, Inc. increased $1,715 million in 2021 compared to 2020. The increase in results were impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm and therefore largely nonrecurring, a combined $950 million of non-cash impairments of goodwill associated with our CO2 reporting unit and of certain oil and gas producing assets in our CO2 business segment recognized in 2020, lower interest expense and DD&A expense, partially offset by lower earnings from our Terminals and Products Pipelines business segments.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended March 31,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$2,103	$(9)	$2,094	$1,196	$(17)	$1,179	$915
Products Pipelines	248	15	263	269	4	273	(10)
Terminals	227	—	227	257	—	257	(30)
CO2	286	5	291	(755)	930	175	116
Total Segment EBDA(a)	2,864	11	2,875	967	917	1,884	991
DD&A and amortization of excess cost of equity investments	(563)	—	(563)	(597)	—	(597)	34
General and administrative and corporate charges(a)	(148)	—	(148)	(165)	25	(140)	(8)
Interest, net(a)	(377)	(6)	(383)	(436)	1	(435)	52
Income (loss) before income taxes	1,776	5	1,781	(231)	943	712	1,069
Income tax expense(b)	(351)	(40)	(391)	(60)	(96)	(156)	(235)
Net income (loss)	1,425	(35)	1,390	(291)	847	556	834
Net income attributable to noncontrolling interests(a)	(16)	—	(16)	(15)	—	(15)	(1)
Net income (loss) attributable to Kinder Morgan, Inc.	$1,409	$(35)	$1,374	$(306)	$847	$541	$833
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income (loss) attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $833 million in 2021 compared to 2020. The increase in Adjusted Segment EBDA was impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm, and therefore largely nonrecurring, and lower interest expense and DD&A expense partially offset by lower earnings from our Terminals and Products Pipelines business segments.

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)	$1,409	$(306)
Total Certain Items	(35)	847
Adjusted Earnings(a)	1,374	541
DD&A and amortization of excess cost of equity investments for DCF(b)	638	691
Income tax expense for DCF(a)(b)	419	181
Cash taxes(b)	1	(3)
Sustaining capital expenditures(b)	(107)	(141)
Other items(c)	4	(8)
DCF	$2,329	$1,261

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended March 31,
	2021	2020
	(In millions, except per share amounts)
Natural Gas Pipelines	$2,094	$1,179
Products Pipelines	263	273
Terminals	227	257
CO2	291	175
Adjusted Segment EBDA(a)	2,875	1,884
General and administrative and corporate charges(a)	(148)	(140)
Joint venture DD&A and income tax expense(a)(b)	103	119
Net income attributable to noncontrolling interests(a)	(16)	(15)
Adjusted EBITDA	2,814	1,848
Interest, net(a)	(383)	(435)
Cash taxes(b)	1	(3)
Sustaining capital expenditures(b)	(107)	(141)
Other items(c)	4	(8)
DCF	$2,329	$1,261

Adjusted Earnings per share	$0.60	$0.24
Weighted average shares outstanding for dividends(d)	2,277	2,277
DCF per share	$1.02	$0.55
Declared dividends per share	$0.27	$0.2625
(a)Amounts are adjusted for Certain Items. See tables included in “—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Supplemental Information” below.
(b)Includes or represents DD&A, income tax expense, cash taxes and/or sustaining capital expenditures (as applicable for each item) from joint ventures. See tables included in “—Supplemental Information” below.
(c)Includes non-cash compensation associated with our restricted stock program, non-cash pension expense and pension contributions.
(d)Includes restricted stock awards that participate in share dividends.

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended March 31,
	2021	2020
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)(a)	$1,409	$(306)
Certain Items:
Fair value amortization	(4)	(8)
Legal, environmental and taxes other than income tax reserves	84	(8)
Change in fair value of derivative contracts(b)	14	(36)
(Gain) loss on divestitures, impairments and other write-downs, net(c)	(89)	371
Loss on impairment of goodwill(d)	—	600
Income tax Certain Items	(40)	(96)
Other	—	24
Total Certain Items(e)	(35)	847
DD&A and amortization of excess cost of equity investments	563	597
Income tax expense(f)	391	156
Joint venture DD&A and income tax expense(f)(g)	103	119
Interest, net(f)	383	435
Adjusted EBITDA	$2,814	$1,848
(a)In prior periods, Net income (loss) was considered the comparable GAAP measure and has been updated to Net income (loss) attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures.
(b)Gains or losses are reflected in our DCF when realized.
(c)2021 amount includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings, offset partially by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby. 2020 amount includes a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil prices and $21 million for asset impairments in our Products Pipelines business segment, which are reported within “(Gain) loss on divestitures and impairments, net” on the accompanying consolidated statement of operations.
(d)2020 amount represents a non-cash impairment of goodwill associated with our CO2 reporting unit.
(e)2021 amount includes $117 million and 2020 amount includes less than $1 million reported within “Earnings from equity investments” on our consolidated statements of operations.
(f)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(g)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended March 31,
	2021	2020
	(In millions)
DD&A (GAAP)	$541	$565
Amortization of excess cost of equity investments (GAAP)	22	32
DD&A and amortization of excess cost of equity investments	563	597
Joint venture DD&A	75	94
DD&A and amortization of excess cost of equity investments for DCF	$638	$691

Income tax expense (GAAP)	$351	$60
Certain Items	40	96
Income tax expense(a)	391	156
Unconsolidated joint venture income tax expense(a)(b)	28	25
Income tax expense for DCF(a)	$419	$181

Additional joint venture information
Unconsolidated joint venture DD&A	$86	$103
Less: Consolidated joint venture partners’ DD&A	11	9
Joint venture DD&A	75	94
Unconsolidated joint venture income tax expense(a)(b)	28	25
Joint venture DD&A and income tax expense(a)	$103	$119

Unconsolidated joint venture cash taxes(b)	$—	$(4)

Unconsolidated joint venture sustaining capital expenditures	$(20)	$(26)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(1)	(1)
Joint venture sustaining capital expenditures	$(19)	$(25)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$4,125	$1,875
Operating expenses	(2,270)	(848)
Other income	1	1
Earnings from equity investments	41	164
Other, net	206	4
Segment EBDA	2,103	1,196
Certain Items(a)	(9)	(17)
Adjusted Segment EBDA	$2,094	$1,179

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$915

Volumetric data(b)
Transport volumes (BBtu/d)	37,222	38,328
Sales volumes (BBtu/d)	2,260	2,495
Gathering volumes (BBtu/d)	2,509	3,361
NGLs (MBbl/d)	30	30
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $(9) million and $(17) million for 2021 and 2020, respectively. 2021 amount includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings partially offset by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a certain litigation matter. 2020 amount includes an increase in revenues of $24 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales partially offset by an increase in expense associated with a certain EPNG litigation matter.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$901	284%
East Region	19	3%
West Region	(5)	(2)%
Total Natural Gas Pipelines	$915	78%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:
•$901 million (284%) increase in Midstream was primarily due to (i) higher sales margins driven by higher commodity prices as a result of the February 2021 winter storm on our Texas intrastate natural gas pipeline operations; (ii) higher commodity prices as a result of the February 2021 winter storm on our South Texas assets; and (iii) higher equity earnings due to the Permian Highway Pipeline being placed in service in January 2021. These increases were partially offset by lower earnings on (i) our Oklahoma assets due to higher commodity prices on certain purchase contracts as a result of the February 2021 winter storm; and (ii) KinderHawk due to lower volumes. Overall Midstream’s revenues increased primarily due to higher commodity prices which was partially offset by corresponding increases in costs of sales; and
•$19 million (3%) increase in the East Region was primarily due to an increase in earnings from (i) TGP as a result of increased revenues primarily driven by the February 2021 winter storm; and (ii) ELC resulting from the liquefaction units of the Elba Liquefaction project being fully operational as of August 2020, partially offset by reduced equity earnings from Fayetteville Express Pipeline LLC primarily due to lower revenues as a result of contract expirations.

Products Pipelines

	Three Months Ended March 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$453	$495
Operating expenses	(219)	(221)
Loss on divestitures and impairments, net	—	(21)
Earnings from equity investments	14	15
Other, net	—	1
Segment EBDA	248	269
Certain Items(a)	15	4
Adjusted Segment EBDA	$263	$273

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(10)

Volumetric data(b)
Gasoline(c)	892	961
Diesel fuel	379	358
Jet fuel	175	293
Total refined product volumes	1,446	1,612
Crude and condensate	507	702
Total delivery volumes (MBbl/d)	1,953	2,314
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $15 million and $4 million for 2021 and 2020, respectively. 2021 amount includes an increase in expense of $15 million related to an environmental reserve adjustment. 2020 amount includes a non-cash loss on impairment of our Belton Terminal of $21 million and a $17 million favorable adjustment for tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$(13)	(11)%
Crude and Condensate	(10)	(10)%
Southeast Refined Products	13	25%
Total Products Pipelines	$(10)	(4)%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:
•$13 million (11%) decrease in West Coast Refined Products was primarily due to decreased earnings on Pacific (SFPP) operations driven by lower services revenues as a result of lower volumes and higher operating expense as a result of higher integrity management spending;
•$10 million (10%) decrease in Crude and Condensate was primarily due to decreased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC) and the Bakken Crude assets. KMCC’s decreased earnings was primarily due to expiration of contracts in 2020 and lower volumes which were exacerbated by temporary supply and demand interruptions from the February 2021 winter storm partially offset by lower operating expense attributable to first quarter 2020 unfavorable inventory valuation adjustments. The Bakken Crude assets decreased earnings were primarily driven by lower volumes partially offset by lower operating expense attributable to first quarter 2020 unfavorable inventory valuation adjustments and lower field operating expenses; and
•$13 million (25%) increase in Southeast Refined Products was primarily due to lower operating expenses at our Transmix processing operations driven by first quarter 2020 unfavorable inventory adjustments.

Terminals

	Three Months Ended March 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$420	$442
Operating expenses	(197)	(192)
Gain on divestitures and impairments, net	1	—
Earnings from equity investments	3	5
Other, net	—	2
Segment EBDA	227	257
Certain Items	—	—
Adjusted Segment EBDA	$227	$257

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(30)

Volumetric data(a)
Liquids leasable capacity (MMBbl)	79.9	79.7
Liquids utilization %(b)	94.6%	93.6%
Bulk transload tonnage (MMtons)	11.0	13.0

Other
(a)Volumes for assets sold are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Gulf Central	$(15)	(44)%
Marine operations	(10)	(19)%
Gulf Liquids	(5)	(6)%
All others (including intrasegment eliminations)	—	—%
Total Terminals	$(30)	(12)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:
•$15 million (44%) decrease in the Gulf Central terminals primarily driven by unfavorable petroleum coke volumes due to refinery outages associated with the February 2021 winter storm as well as an increase in property tax expense at Battleground Oil Specialty Terminal Company LLC;
•$10 million (19%) decrease in Marine operations was primarily due to lower fleet utilization due to market weakness associated with demand reduction attributable to COVID-19; and
•$5 million (6%) decrease in the Gulf Liquids terminals was primarily driven by lower volumes and associated ancillary fees related to both continued demand reduction attributable to COVID-19 and the February 2021 winter storm, which also resulted in higher utility costs. These items were partially offset by additional contributions from growth projects placed in service.

CO2

	Three Months Ended March 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$229	$309
Operating benefit (expenses)	49	(122)
Loss on divestitures and impairments, net	—	(950)
Earnings from equity investments	8	8
Segment EBDA	286	(755)
Certain Items(a)	5	930
Adjusted Segment EBDA	$291	$175

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$116

Volumetric data
SACROC oil production	19.4	23.2
Yates oil production	6.1	7.0
Katz and Goldsmith oil production	2.6	3.4
Tall Cotton oil production	0.9	2.4
Total oil production, net (MBbl/d)(b)	29.0	36.0
NGL sales volumes, net (MBbl/d)(b)	8.8	9.8
CO2 sales volumes, net (Bcf/d)	0.4	0.5
Realized weighted average oil price ($ per Bbl)	$51.05	$54.61
Realized weighted average NGL price ($ per Bbl)	$20.14	$19.74
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $5 million and $930 million for 2021 and 2020, respectively. 2020 amount includes (i) a $600 million goodwill impairment on our CO2 reporting unit; (ii) non-cash impairments of $350 million on our oil and gas producing assets; and (iii) an increase in revenues of $20 million related to mark-to-market gains associated with derivative contracts used to hedge forecasted commodity sales.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$123	110%
Source and Transportation activities	(7)	(10)%
Total CO2	$116	67%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2021 and 2020:
•$123 million (110%) increase in Oil and Gas Producing activities primarily due to lower operating expenses of $163 million driven by a benefit for the current period realized from returning power to the grid by curtailing oil production during the February 2021 winter storm partially offset by lower volumes driven in part by the curtailed oil production, which decreased revenues by $24 million and lower realized crude oil prices which decreased revenues by $14 million; and
•$7 million (10%) decrease in Source and Transportation activities primarily due to a decrease of $12 million related to lower CO2 sales volumes partially offset by lower operating expenses of $7 million.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2021.

	Remaining 2021	2022	2023	2024	2025
Crude Oil(a)
Price ($ per Bbl)	$50.38	$51.03	$49.30	$45.11	$46.89
Volume (MBbl/d)	25.70	13.80	8.65	2.85	0.80
NGLs
Price ($ per Bbl)	$31.75	$44.57
Volume (MBbl/d)	5.36	0.16
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.26	$0.73
Volume (MBbl/d)	24.55	10.25
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended March 31,		Earnings increase/(decrease)
	2021	2020
	(In millions, except percentages)
DD&A (GAAP)	$(541)	$(565)	$24	4%

General and administrative (GAAP)	$(156)	$(153)	$(3)	(2)%
Corporate benefit (charges)	8	(12)	20	167%
Certain Items(a)	—	25	(25)	(100)%
General and administrative and corporate charges(b)	$(148)	$(140)	$(8)	(6)%

Interest, net (GAAP)	$(377)	$(436)	$59	14%
Certain Items(c)	(6)	1	(7)	(700)%
Interest, net(b)	$(383)	$(435)	$52	12%

Net income attributable to noncontrolling interests (GAAP)	$(16)	$(15)	$(1)	(7)%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(16)	$(15)	$(1)	(7)%

Certain items
(a)2020 amount includes an increase in expense of $23 million associated with the non-cash fair value adjustment and the dividend accrual prior to the sale of our investment in Pembina common stock.
(b)Amounts are adjusted for Certain Items.
(c)2021 and 2020 amounts include (i) decreases in interest expense of $4 million and $8 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) a decrease and an increase in expense of $2 million and $11 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.
(d)2021 and 2020 amounts each include less than $1 million of noncontrolling interests associated with Certain Items.

DD&A expense decreased $24 million in 2021 when compared to 2020 primarily due to non-cash impairments taken in the first quarter 2020 on our oil and gas producing assets.

General and administrative expenses and corporate charges adjusted for Certain Items increased $8 million in 2021 when compared to 2020 primarily due to lower capitalized costs of $16 million reflecting reduced capital spending primarily by our Natural Gas Pipelines business segment partially offset by $10 million of cost savings associated with organizational efficiency efforts.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items decreased $52 million in 2021 when compared to 2020 primarily due to lower LIBOR and long-term interest rates.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2021 and December 31, 2020, approximately 14% and 16%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax expense for the three months ended March 31, 2021 was approximately $351 million as compared with $60 million for the same period of 2020. The $291 million increase in tax expense was due primarily to higher pre-tax book income in the 2021 period and the refund of alternative minimum tax sequestration credits in the 2020 period, offset by the prior year disallowance of a tax benefit for the non-tax deductible goodwill impairment and the current year release of the valuation allowance on our investment in NGPL Holdings.

Liquidity and Capital Resources

General

As of March 31, 2021, we had $1,377 million of “Cash and cash equivalents,” an increase of $193 million from December 31, 2020. Additionally, as of March 31, 2021, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,873 million and $893 million in the first three months of 2021 and 2020, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We believe our current cash on hand, our cash flows from operations, and our borrowing capacity under our revolving credit facility are more than adequate to allow us to manage our cash requirements, including maturing debt, through 2021; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.27 per share for the first quarter of 2021, a 3% increase over the dividend declared for the previous quarter. We expect to fully fund our dividend payments as well as our discretionary spending for 2021 without funding from the capital markets and still have additional flexibility to engage in share repurchases on an opportunistic basis.

On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million which were used to repay maturing senior notes.

Short-term Liquidity

As of March 31, 2021, our principal sources of short-term liquidity are (i) cash from operations; (ii) our $4.0 billion revolving credit facility and associated commercial paper program; and (iii) cash and cash equivalents. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Letters of credit and commercial paper borrowings reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the impacts of COVID-19 with respect to our ability to access funding through our credit facility.

As of March 31, 2021, our $2,173 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through cash on hand, credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2020 was $2,558 million.

We had working capital (defined as current assets less current liabilities) deficits of $884 million and $1,871 million as of March 31, 2021 and December 31, 2020, respectively.  From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $987 million favorable change from year-end 2020 was primarily due to (i) a decrease of approximately $385 million in senior notes that mature in the next twelve months; (ii) a $221 million decrease in accrued interest; (iii) a $193 million increase in cash and cash equivalents; (iv) a $150 million decrease in accrued contingencies; and (v) an increase in accounts receivable, net of change in accounts payable, of $85 million, partially offset by a $186 million increase in current regulatory liabilities. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices, or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. The balance of our allowance for credit losses as of March 31, 2021 and December 31, 2020, was $29 million and $26 million, respectively, reflected in “Other current assets” on our consolidated balance sheets.

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

Our capital expenditures for the three months ended March 31, 2021, and the amount we expect to spend for the remainder of 2021 to sustain and grow our businesses are as follows:

	Three Months Ended March 31, 2021	2021 Remaining	Total 2021
	(In millions)
Sustaining capital expenditures(a)(b)	$107	$757	$864
Discretionary capital investments(b)(c)(d)	132	703	835
(a)Three months ended March 31, 2021, 2021 Remaining, and Total 2021 amounts include $18 million, $86 million, and $104 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”
(b)Three months ended March 31, 2021 amount excludes $67 million due to decreases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Three months ended March 31, 2021 amount includes $21 million of our contributions to certain unconsolidated joint ventures for capital investments.
(d)Amounts include our actual or estimated contributions to certain equity investees, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2020 in our 2020 Form 10-K.

Commitments for the purchase of property, plant and equipment as of March 31, 2021 and December 31, 2020 were $182 million and $141 million, respectively. The increase of $41 million was primarily driven by capital commitments related to our Natural Gas Pipelines business segment.

Cash Flows

Operating Activities

Cash provided by operating activities increased $980 million in the three months ended March 31, 2021 compared to the respective 2020 period primarily due to:

•a $1,043 million increase in cash after adjusting the $1,716 million increase in net income by $673 million for the combined effects of the period-to-period net changes in non-cash items including the following: (i) gain from the sale of a partial interest in our equity investment in NGPL Holdings (see discussion above in “—Results of Operations”); (ii) (gain) loss on divestitures and impairments, net (see discussion above in “—Results of Operations”); (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments (including a non-cash write-down of a related party note receivable from Ruby); partially offset by,
•a $63 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was driven, among other things, primarily by an unfavorable change in accounts receivables due to the timing of collections from customers, offset by a favorable change due to the timing of trade payables payments in the 2021 period compared to the 2020 period. The decrease was also driven by payments for litigation matters in the 2021 period.

Investing Activities

Cash provided by investing activities decreased $205 million for the three months ended March 31, 2021 compared to the respective 2020 period primarily attributable to:

•a $494 million decrease in cash primarily due to $413 million of net proceeds received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period, versus the $907 million of proceeds received from the sale of Pembina shares in the 2020 period. See Note 2 “Gains and Losses from Divestitures, Impairments and Other Write-downs” to our consolidated financial statements for further information regarding the transaction of the sale of an interest in NGPL Holdings; partially offset by,
•a $173 million decrease in capital expenditures reflecting our overall reduction of expansion capital projects in the 2021 period over the comparative 2020 period; and
•a $129 million decrease in cash used for contributions to equity investees driven by lower contributions to SNG and Permian Highway Pipeline in the 2021 period compared with the 2020 period.

Financing Activities

Cash used in financing activities increased $1,302 million for the three months ended March 31, 2021 compared to the respective 2020 period primarily attributable to:

•a $1,317 million net increase in cash used related to debt activity as a result of $1,168 million of net debt payments in the 2021 period compared to $149 million of net debt issuances in the 2020 period.

Dividends

We expect to declare dividends of $1.08 per share on our stock for 2021. The table below reflects our 2021 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2021	$0.27	April 21, 2021	April 30, 2021	May 17, 2021

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2020 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

Our dividends are not cumulative. Consequently, if dividends on our stock are not paid at the intended levels, our stockholders are not entitled to receive those payments in the future. Our dividends generally are expected to be paid on or about the 15th day of each February, May, August and November.

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

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2021.”

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

Excluding fair value adjustments, as of March 31, 2021 and December 31, 2020, the Obligated Group had $31,353 million and $32,563 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2021	December 31, 2020
	(In millions)
Current assets	$3,465	$2,957
Current assets - affiliates	1,197	1,151
Noncurrent assets	60,648	61,783
Noncurrent assets - affiliates	506	616
Total Assets	$65,816	$66,507

Current liabilities	$4,295	$4,528
Current liabilities - affiliates	1,223	1,209
Noncurrent liabilities	32,847	33,907
Noncurrent liabilities - affiliates	893	1,078
Total Liabilities	39,258	40,722
Redeemable noncontrolling interest	705	728
Kinder Morgan, Inc.’s stockholders’ equity	25,853	25,057
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$65,816	$66,507

Summarized Combined Income Statement Information	Three Months Ended March 31, 2021
(In millions)
Revenues	$4,902
Operating income	1,829
Net income	1,377

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2020, in Item 7A in our 2020 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2020 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended March 31, 2021.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit
Number                     Description

4.1
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of Kinder Morgan, Inc. establishing the terms of the 3.60% Notes due February 15, 2051.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2021.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020; (ii) our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020; (iii) our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 23, 2021	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)