Form 10-Q
period 2021-06-30
KINDER MORGAN, INC.
filed 2021-07-23
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 22, 2021, the registrant had 2,266,520,797 Class P shares outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY

Company Abbreviations

EPNG	=	El Paso Natural Gas Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	SFPP	=	SFPP, L.P.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	SNG	=	Southern Natural Gas Company, L.L.C.
			TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMLT	=	Kinder Morgan Liquid Terminals, LLC

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: the long-term demand for our assets and services, our anticipated dividends, our proposed acquisition of Kinetrex Energy and our capital projects, including expected completion timing and benefits of the acquisition and those projects.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Services	$1,889	$1,791	$3,806	$3,783
Commodity sales	1,246	723	4,475	1,790
Other	15	46	80	93
Total Revenues	3,150	2,560	8,361	5,666
Operating Costs, Expenses and Other
Costs of sales	936	441	2,945	1,104
Operations and maintenance	582	606	1,096	1,226
Depreciation, depletion and amortization	528	532	1,069	1,097
General and administrative	160	155	316	308
Taxes, other than income taxes	108	103	218	195
Loss on impairments and divestitures, net (Note 2)	1,602	1,005	1,598	1,976
Other income, net	(2)	—	(3)	(1)
Total Operating Costs, Expenses and Other	3,914	2,842	7,239	5,905
Operating (Loss) Income	(764)	(282)	1,122	(239)
Other Income (Expense)
Earnings from equity investments	157	176	223	368
Amortization of excess cost of equity investments	(13)	(35)	(35)	(67)
Interest, net	(377)	(395)	(754)	(831)
Other, net (Note 2)	20	16	243	18
Total Other Expense	(213)	(238)	(323)	(512)
(Loss) Income Before Income Taxes	(977)	(520)	799	(751)
Income Tax Benefit (Expense)	237	(104)	(114)	(164)
Net (Loss) Income	(740)	(624)	685	(915)
Net Income Attributable to Noncontrolling Interests	(17)	(13)	(33)	(28)
Net (Loss) Income Attributable to Kinder Morgan, Inc.	$(757)	$(637)	$652	$(943)

Class P Shares
Basic and Diluted (Loss) Earnings Per Share	$(0.34)	$(0.28)	$0.29	$(0.42)
Basic and Diluted Weighted Average Shares Outstanding	2,265	2,261	2,264	2,263
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income	$(740)	$(624)	$685	$(915)
Other comprehensive (loss) income, net of tax
Change in fair value of hedge derivatives (net of tax benefit (expense) of $47, $57, $94 and $(12), respectively)	(157)	(189)	(313)	40
Reclassification of change in fair value of derivatives to net (loss) income (net of tax expense of $9, $14, $27 and $23, respectively)	30	47	89	77
Foreign currency translation adjustments (net of tax expense of $—, $—, $— and $—, respectively)	—	—	—	1
Benefit plan adjustments (net of tax expense of $1, $2, $5 and $5, respectively)	5	5	22	16
Total other comprehensive (loss) income	(122)	(137)	(202)	134
Comprehensive (loss) income	(862)	(761)	483	(781)
Comprehensive income attributable to noncontrolling interests	(17)	(13)	(33)	(28)
Comprehensive (loss) income attributable to Kinder Morgan, Inc.	$(879)	$(774)	$450	$(809)
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,365	$1,184
Restricted deposits	604	25
Accounts receivable	1,416	1,293
Fair value of derivative contracts	221	185
Inventories	396	348
Other current assets	281	168
Total current assets	4,283	3,203
Property, plant and equipment, net	34,570	35,836
Investments	7,650	7,917
Goodwill	19,851	19,851
Other intangibles, net	1,585	2,453
Deferred income taxes	492	536
Deferred charges and other assets	1,744	2,177
Total Assets	$70,175	$71,973
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,183	$2,558
Accounts payable	949	837
Accrued interest	479	525
Accrued taxes	217	267
Accrued contingencies	232	307
Other current liabilities	999	580
Total current liabilities	5,059	5,074
Long-term liabilities and deferred credits
Long-term debt
Outstanding	30,008	30,838
Debt fair value adjustments	1,069	1,293
Total long-term debt	31,077	32,131
Other long-term liabilities and deferred credits	2,216	2,202
Total long-term liabilities and deferred credits	33,293	34,333
Total Liabilities	38,352	39,407
Commitments and contingencies (Notes 3 and 9)
Redeemable Noncontrolling Interest	683	728
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,264,604,747 and 2,264,257,336 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,793	41,756
Accumulated deficit	(10,496)	(9,936)
Accumulated other comprehensive loss	(609)	(407)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,711	31,436
Noncontrolling interests	429	402
Total Stockholders’ Equity	31,140	31,838
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$70,175	$71,973
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$685	$(915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	1,069	1,097
Deferred income taxes	105	28
Amortization of excess cost of equity investments	35	67
Loss on impairments and divestitures, net (Note 2)	1,598	1,976
Gain on sale of interest in equity investment (Note 2)	(206)	—
Earnings from equity investments	(223)	(368)
Distributions from equity investment earnings	346	317
Changes in components of working capital
Accounts receivable	(130)	335
Inventories	(51)	28
Other current assets	(31)	48
Accounts payable	145	(182)
Accrued interest, net of interest rate swaps	(42)	(65)
Accrued taxes	(51)	(23)
Other current liabilities	195	(96)
Rate reparations, refunds and other litigation reserve adjustments	(102)	(12)
Other, net	(31)	(3)
Net Cash Provided by Operating Activities	3,311	2,232
Cash Flows From Investing Activities
Capital expenditures	(545)	(963)
Proceeds from sales of investments	413	907
Contributions to investments	(26)	(225)
Distributions from equity investments in excess of cumulative earnings	48	86
Other, net	(1)	(46)
Net Cash Used in Investing Activities	(111)	(241)
Cash Flows From Financing Activities
Issuances of debt	3,110	2,652
Payments of debt	(4,273)	(3,037)
Debt issue costs	(12)	(11)
Dividends	(1,212)	(1,166)
Repurchases of shares	—	(50)
Contributions from investment partner and noncontrolling interests	3	9
Distributions to investment partner	(45)	(38)
Distributions to noncontrolling interests	(8)	(7)
Other, net	(3)	(1)
Net Cash Used in Financing Activities	(2,440)	(1,649)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	—	(5)
Net Increase in Cash, Cash Equivalents and Restricted Deposits	760	337
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$1,969	$546

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash and Cash Equivalents, beginning of period	$1,184	$185
Restricted Deposits, beginning of period	25	24
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash and Cash Equivalents, end of period	1,365	526
Restricted Deposits, end of period	604	20
Cash, Cash Equivalents, and Restricted Deposits, end of period	1,969	546
Net Increase in Cash, Cash Equivalents and Restricted Deposits	$760	$337

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$28	$8
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	807	891
Cash paid during the period for income taxes, net	8	136
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2021	2,264	$23	$41,775	$(9,124)	$(487)	$32,187	$416	$32,603
Restricted shares	1		18			18		18
Net (loss) income				(757)		(757)	17	(740)
Distributions						—	(5)	(5)
Contributions						—	1	1
Dividends				(615)		(615)		(615)
Other comprehensive loss					(122)	(122)		(122)
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at March 31, 2020	2,261	$23	$41,713	$(8,568)	$(62)	$33,106	$358	$33,464
Restricted shares			18			18		18
Net (loss) income				(637)		(637)	13	(624)
Distributions						—	(4)	(4)
Contributions						—	4	4
Dividends				(597)		(597)		(597)
Other comprehensive loss					(137)	(137)		(137)
Balance at June 30, 2020	2,261	$23	$41,731	$(9,802)	$(199)	$31,753	$371	$32,124
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares	1		37			37		37
Net income				652		652	33	685
Distributions						—	(8)	(8)
Contributions						—	3	3
Dividends				(1,212)		(1,212)		(1,212)
Other						—	(1)	(1)
Other comprehensive loss					(202)	(202)		(202)
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2019	2,265	$23	$41,745	$(7,693)	$(333)	$33,742	$344	$34,086
Repurchases of shares	(4)		(50)			(50)		(50)
Restricted shares			36			36		36
Net (loss) income				(943)		(943)	28	(915)
Distributions						—	(7)	(7)
Contributions						—	6	6
Dividends				(1,166)		(1,166)		(1,166)
Other comprehensive income					134	134		134
Balance at June 30, 2020	2,261	$23	$41,731	$(9,802)	$(199)	$31,753	$371	$32,124
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

Stagecoach Acquisition

On July 9, 2021, we completed the acquisition of subsidiaries of Stagecoach Gas Services LLC (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1.228 billion, including a preliminary purchase price adjustment for working capital. The Stagecoach assets include 4 natural gas storage facilities with a total FERC-certificated working capacity of 41 Bcf and a network of FERC-regulated natural gas transportation pipelines with multiple interconnects to major interstate natural gas pipelines in the northeast region of the U.S., including TGP.

Kinetrex Energy Acquisition

On July 16, 2021, we announced an agreement to acquire Indianapolis-based Kinetrex Energy (Kinetrex) from an affiliate of Parallel49 Equity for $310 million. Kinetrex is a supplier of liquefied natural gas in the Midwest and a producer and supplier of renewable natural gas (RNG) under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana as well as signed commercial agreements to begin construction on three additional landfill based RNG facilities. The transaction requires regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is expected to close in the third quarter of 2021.

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For this purpose, we have six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals. See Note 2 for results of our May 31, 2021 goodwill impairment test.

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

The following table sets forth the allocation of net (loss) income available to shareholders of Class P shares and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net (Loss) Income Available to Stockholders	$(757)	$(637)	$652	$(943)
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(3)	(3)	(6)	(6)
Net (Loss) Income Allocated to Class P Stockholders	$(760)	$(640)	$646	$(949)

Basic Weighted Average Shares Outstanding	2,265	2,261	2,264	2,263
Basic (Loss) Earnings Per Share	$(0.34)	$(0.28)	$0.29	$(0.42)
(a)As of June 30, 2021, there were approximately 12 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions on a weighted average basis)
Unvested restricted stock awards	12	12	12	12
Convertible trust preferred securities	3	3	3	3

2. Losses and Gains on Impairments, Divestitures and Other Write-downs

We recognized the following pre-tax losses (gains) on impairments, divestitures and other write-downs, net on assets during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Natural Gas Pipelines
Impairment of long-lived and intangible assets(a)	$1,600	$—	$1,600	$—
Impairment of goodwill(a)	—	1,000	—	1,000
Gain on sale of interest in NGPL Holdings LLC(a)	—	—	(206)	—
Loss on write-down of related party note receivable(a)	—	—	117	—
Gain on divestitures of long-lived assets	(1)	—	(1)	—
Products Pipelines
Impairment of long-lived and intangible assets	—	—	—	21
Terminals
Impairment of long-lived and intangible assets	—	5	—	5
Loss on divestitures of long-lived assets	1	—	—	—
CO2
Impairment of goodwill(a)	—	—	—	600
Impairment of long-lived assets(a)	—	—	—	350
Loss on divestitures of long-lived assets	3	—	3	—
Other gain on divestitures of long-lived assets	(1)	—	(4)	—
Pre-tax loss on impairments, divestitures and other write-downs, net	$1,602	$1,005	$1,509	$1,976
(a)See below for a further discussion of these items.

Impairments

Long-lived Assets

During the quarter ended June 30, 2021, we recognized a non-cash, long-lived asset impairment of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipeline business segment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024. The long-lived asset impairment test involves two steps. Step one is an assessment as to whether the asset’s net book value is expected to be recovered from the estimated undiscounted future cash flows. To compute the estimated undiscounted future cash flows we included an unfavorable adjustment for the upcoming contract expirations. With this inclusion, our South Texas gathering and processing assets failed step one. In step two, we utilized an income approach to estimate fair value and compared it to the carrying value. We applied an approximate 8.5% discount rate, which we believe represented the estimated weighted average cost of capital of a theoretical market participant.

During the six months ended June 30, 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment which resulted in a non-cash impairment of long-lived assets within our CO2 business segment shown in the above table during the six months ended June 30, 2020.

Goodwill

The results of our May 31, 2021 annual impairment test indicated that for each of our reporting units, the reporting unit fair value exceeded the carrying value. The fair value estimates used in the goodwill impairment test are primarily based on Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates using market and income approach valuation methodologies, which include assumptions primarily involving management’s significant judgments and estimates with respect to market multiples, comparable sales transactions, weighted average costs of capital, general economic conditions and the related demand for products handled or transported by our assets as well as assumptions regarding future cash flows based on production growth rate assumptions, terminal values and discount rates. We use primarily a market approach and, in some instances where deemed necessary, also use discounted cash flow analyses to determine the fair value of our assets. We use discount rates representing our estimate of the risk-adjusted discount rates that would be used by market participants specific to the particular reporting unit.

During the first quarter of 2020, we conducted interim tests of the recoverability of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units, and during the three months ended June 30, 2020, we conducted our annual test of the recoverability of goodwill for all of our reporting units which resulted in non-cash impairments of goodwill within our CO2 business segment during the six months ended June 30, 2020 and within our Natural Gas Pipelines business segment during the three and six months ended June 30, 2020 as shown in the table above.

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

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the six months ended June 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

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

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2021	December 31, 2020
	(In millions, unless otherwise stated)
Current portion of debt
$4 billion credit facility due November 16, 2023	$—	$—
Commercial paper notes	—	—
Current portion of senior notes
5.00%, due February 2021(a)	—	750
3.50%, due March 2021(a)	—	750
5.80%, due March 2021(a)	—	400
5.00%, due October 2021(b)	500	500
8.625%, due January 2022	260	—
4.15%, due March 2022	375	—
1.50%, due March 2022(c)	890	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	47	47
Total current portion of debt	2,183	2,558

Long-term debt (excluding current portion)
Senior notes	29,320	30,141
EPC Building, LLC, promissory note, 3.967%, due 2020 through 2035	357	364
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	221	223
Total long-term debt	30,008	30,838
Total debt(d)	$32,191	$33,396
(a)We repaid the principal amounts on these senior notes during the first quarter of 2021.
(b)These notes were repaid on July 1, 2021. As of June 30, 2021, $506 million for the repayment of these maturing notes and associated accrued interest were held in escrow and included in the accompanying consolidated balance sheet within “Restricted deposits.”
(c)Consists of senior notes denominated in Euros that have been converted to U.S. dollars. The June 30, 2021 balance is reported above at the exchange rate of 1.1858 U.S. dollars per Euro. As of June 30, 2021, the cumulative change in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase to our debt balance of $75 million related to these notes. The cumulative increase in debt due to the changes in exchange rates for the 1.50% notes due 2022 is offset by a corresponding change in the value of cross-currency swaps reflected in “Other current assets” and “Other current liabilities” on our accompanying consolidated balance sheets. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).
(d)Excludes our “Debt fair value adjustments” which, as of June 30, 2021 and December 31, 2020, increased our total debt balances by $1,069 million and $1,293 million, respectively.

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

Credit Facility

As of June 30, 2021, we had no borrowings outstanding under our $4.0 billion credit facility, no borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facility as of June 30, 2021 was $3,919 million. As of June 30, 2021, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$33,260	$38,498	$34,689	$39,622

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2021 and December 31, 2020.

4. Stockholders’ Equity

Class P Stock

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Per share cash dividend declared for the period	$0.27	$0.2625	$0.54	$0.525
Per share cash dividend paid in the period	0.27	0.2625	0.5325	0.5125

On July 21, 2021, our board of directors declared a cash dividend of $0.27 per share for the quarterly period ended June 30, 2021, which is payable on August 16, 2021 to shareholders of record as of the close of business on August 2, 2021.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$—	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(313)	—	22	(291)
Loss reclassified from accumulated other comprehensive loss	89	—	—	89
Net current-period change in accumulated other comprehensive loss	(224)	—	22	(202)
Balance as of June 30, 2021	$(237)	$—	$(372)	$(609)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2019	$(7)	$—	$(326)	$(333)
Other comprehensive gain before reclassifications	40	1	16	57
Loss reclassified from accumulated other comprehensive loss	77	—	—	77
Net current-period change in accumulated other comprehensive (loss) income	117	1	16	134
Balance as of June 30, 2020	$110	$1	$(310)	$(199)

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

Energy Commodity Price Risk Management

As of June 30, 2021, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(15.9)	MMBbl
Crude oil basis	(7.9)	MMBbl
Natural gas fixed price	(31.7)	Bcf
Natural gas basis	(26.2)	Bcf
NGL fixed price	(1.0)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.2)	MMBbl
Crude oil basis	(9.8)	MMBbl
Natural gas fixed price	(3.4)	Bcf
Natural gas basis	(15.8)	Bcf
NGL fixed price	(2.1)	MMBbl

As of June 30, 2021, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2025.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2021:

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

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$18	$42	$(206)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	2	33	(87)	(8)
Subtotal		20	75	(293)	(41)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	118	119	(3)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	395	575	(12)	(7)
Subtotal		513	694	(15)	(10)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	67	—	(8)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	38	138	—	—
Subtotal		105	138	(8)	(6)
Total		638	907	(316)	(57)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	18	24	(46)	(21)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(5)	—
Subtotal		18	24	(51)	(21)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(1)	—
Subtotal		—	—	(1)	—
Total		18	24	(52)	(21)
Total derivatives		$656	$931	$(368)	$(78)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of June 30, 2021
Energy commodity derivative contracts(a)	$18	$20	$—	$38	$(35)	$—	$3
Interest rate contracts	—	513	—	513	(5)	—	508
Foreign currency contracts	—	105	—	105	(8)	—	97
As of December 31, 2020
Energy commodity derivative contracts(a)	$6	$93	$—	$99	$(35)	$—	$64
Interest rate contracts	—	694	—	694	(2)	—	692
Foreign currency contracts	—	138	—	138	(6)	—	132

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of June 30, 2021
Energy commodity derivative contracts(a)	$(46)	$(298)	$—	$(344)	$35	$55	$(254)
Interest rate contracts	—	(16)	—	(16)	5	—	(11)
Foreign currency contracts	—	(8)	—	(8)	8	—	—
As of December 31, 2020
Energy commodity derivative contracts(a)	$(7)	$(56)	$—	$(63)	$35	$(8)	$(36)
Interest rate contracts	—	(10)	—	(10)	2	—	(8)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of operations and comprehensive income (loss):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(In millions)
Interest rate contracts	Interest, net	$28	$26	$(189)	$459

Hedged fixed rate debt(a)	Interest, net	$(28)	$(28)	$190	$(468)
(a)As of June 30, 2021, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $512 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
	(In millions)			(In millions)
Energy commodity derivative contracts	$(215)	$(273)	Revenues—Commodity sales	$(53)	$(84)
			Costs of sales	(2)	(2)
Interest rate contracts	1	(1)	Earnings from equity investments(c)	—	—
Foreign currency contracts	10	28	Other, net	16	25
Total	$(204)	$(246)	Total	$(39)	$(61)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
	(In millions)			(In millions)
Energy commodity derivative contracts	$(374)	$114	Revenues—Commodity sales	$(73)	$(98)
			Costs of sales	2	(5)
Interest rate contracts	2	(9)	Earnings from equity investments(c)	—	—
Foreign currency contracts	(35)	(53)	Other, net	(45)	3
Total	$(407)	$52	Total	$(116)	$(100)
(a)We expect to reclassify approximately $121 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2021 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the six months ended June 30, 2021, we recognized gains of $6 million associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(33)	$149	$(663)	$266
	Costs of sales	(2)	2	160	6
	Earnings from equity investments	(2)	—	(2)	—
Total(a)		$(37)	$151	$(505)	$272
(a)The three and six months ended June 30, 2021 amounts include approximate losses of $7 million and $455 million, respectively, and the three and six months ended June 30, 2020 amounts include approximate gains of $179 million and $253 million, respectively. These gains and losses were associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2021 and December 31, 2020, we had no

outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2021, we had cash margins of $77 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2020, we had cash margins of $3 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at June 30, 2021 represents the net of our initial margin requirements of $22 million and counterparty variation margin requirements of $55 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2021, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $169 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$799	$66	$198	$—	$—	$1,063
Fee-based services	176	244	84	10	—	514
Total services	975	310	282	10	—	1,577
Commodity sales
Natural gas sales	674	—	—	1	(3)	672
Product sales	248	157	7	258	(13)	657
Total commodity sales	922	157	7	259	(16)	1,329
Total revenues from contracts with customers	1,897	467	289	269	(16)	2,906
Other revenues(c)
Leasing services(d)	118	43	144	15	1	321
Derivatives adjustments on commodity sales	(37)	(1)	—	(47)	—	(85)
Other	(2)	5	—	6	(1)	8
Total other revenues	79	47	144	(26)	—	244
Total revenues	$1,976	$514	$433	$243	$(16)	$3,150

	Three Months Ended June 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$796	$67	$189	$—	$—	$1,052
Fee-based services	157	182	95	10	(2)	442
Total services	953	249	284	10	(2)	1,494
Commodity sales
Natural gas sales	377	—	—	—	(1)	376
Product sales	102	49	3	134	(4)	284
Total commodity sales	479	49	3	134	(5)	660
Total revenues from contracts with customers	1,432	298	287	144	(7)	2,154
Other revenues(c)
Leasing services(d)	114	42	132	11	—	299
Derivatives adjustments on commodity sales	(11)	—	—	75	—	64
Other	36	5	—	2	—	43
Total other revenues	139	47	132	88	—	406
Total revenues	$1,571	$345	$419	$232	$(7)	$2,560

	Six Months Ended June 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,665	$125	$389	$—	$—	$2,179
Fee-based services	354	465	165	25	—	1,009
Total services	2,019	590	554	25	—	3,188
Commodity sales
Natural gas sales	3,993	—	—	2	(8)	3,987
Product sales	468	282	12	487	(23)	1,226
Total commodity sales	4,461	282	12	489	(31)	5,213
Total revenues from contracts with customers	6,480	872	566	514	(31)	8,401
Other revenues(c)
Leasing services(d)	237	86	287	27	—	637
Derivatives adjustments on commodity sales	(655)	(1)	—	(80)	—	(736)
Other	39	10	—	11	(1)	59
Total other revenues	(379)	95	287	(42)	(1)	(40)
Total revenues	$6,101	$967	$853	$472	$(32)	$8,361

	Six Months Ended June 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,661	$146	$378	$—	$—	$2,185
Fee-based services	350	442	216	23	(2)	1,029
Total services	2,011	588	594	23	(2)	3,214
Commodity sales
Natural gas sales	878	—	—	—	(3)	875
Product sales	238	158	6	366	(17)	751
Total commodity sales	1,116	158	6	366	(20)	1,626
Total revenues from contracts with customers	3,127	746	600	389	(22)	4,840
Other revenues(c)
Leasing services(d)	227	84	261	21	—	593
Derivatives adjustments on commodity sales	41	—	—	127	—	168
Other	51	10	—	4	—	65
Total other revenues	319	94	261	152	—	826
Total revenues	$3,446	$840	$861	$541	$(22)	$5,666

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

Contract Balances

As of June 30, 2021 and December 31, 2020, our contract asset balances were $48 million and $20 million, respectively. Of the contract asset balance at December 31, 2020, $12 million was transferred to accounts receivable during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, our contract liability balances were $232 million and $239 million, respectively. Of the contract liability balance at December 31, 2020, $45 million was recognized as revenue during the six months ended June 30, 2021.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2021 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Six months ended December 31, 2021	$2,232
2022	3,766
2023	3,040
2024	2,590
2025	2,191
Thereafter	13,776
Total	$27,595

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,960	$1,565	$6,070	$3,426
Intersegment revenues	16	6	31	20
Products Pipelines	514	345	967	840
Terminals
Revenues from external customers	433	418	852	859
Intersegment revenues	—	1	1	2
CO2	243	232	472	541
Corporate and intersegment eliminations	(16)	(7)	(32)	(22)
Total consolidated revenues	$3,150	$2,560	$8,361	$5,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$(570)	$(3)	$1,533	$1,193
Products Pipelines	265	227	513	496
Terminals	246	229	473	486
CO2	150	146	436	(609)
Total Segment EBDA	91	599	2,955	1,566
DD&A	(528)	(532)	(1,069)	(1,097)
Amortization of excess cost of equity investments	(13)	(35)	(35)	(67)
General and administrative and corporate charges	(150)	(157)	(298)	(322)
Interest, net	(377)	(395)	(754)	(831)
Income tax benefit (expense)	237	(104)	(114)	(164)
Total consolidated net (loss) income	$(740)	$(624)	$685	$(915)

	June 30, 2021	December 31, 2020
	(In millions)
Assets
Natural Gas Pipelines	$46,445	$48,597
Products Pipelines	9,138	9,182
Terminals	8,555	8,639
CO2	2,433	2,478
Corporate assets(b)	3,604	3,077
Total consolidated assets	$70,175	$71,973
(a)Includes revenues, earnings from equity investments, other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
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

8.  Income Taxes

Income tax (benefit) expense included in our accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except percentages)
Income tax (benefit) expense	$(237)	$104	$114	$164
Effective tax rate	24.3%	(20.0)%	14.3%	(21.8)%
The effective tax rate for the three months ended June 30, 2021 is higher than the statutory federal rate of 21% primarily due to state income taxes.

The effective tax rate for the six months ended June 30, 2021 is lower than the statutory federal rate of 21% primarily due to the release of the valuation allowance on our investment in NGPL Holdings upon the sale of a partial interest in NGPL Holdings, and dividend-received deductions from our investments in Citrus Corporation (Citrus), NGPL Holdings and Products (SE) Pipe Line Corporation (PPL), partially offset by state income taxes.

The effective tax rate for the three months ended June 30, 2020 is “negative” and lower than the statutory federal rate of 21% due to the $1,000 million impairment of non-tax deductible goodwill contributing to our loss before income taxes but not providing a tax benefit. This was partially offset by the dividend-received deductions from our investments in Citrus and PPL.

The effective tax rate for the six months ended June 30, 2020 is “negative” and lower than the statutory federal rate of 21% primarily due to the $1,600 million impairment of non-tax deductible goodwill contributing to our loss before income taxes but not providing a tax benefit. This was partially offset by the refund of alternative minimum tax sequestration credits and dividend-received deductions from our investments in Citrus and PPL.

While we would normally expect a federal income tax benefit from our loss before income taxes for the three and six months ended June 30, 2020, because a tax benefit is not allowed on the goodwill impairment, we incurred an income tax expense for these periods.

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

Gulf LNG Facility Disputes

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA sought declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 have “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  On June 29, 2018, the arbitration tribunal delivered an Award that called for the termination of the agreement and Eni USA’s payment of compensation to GLNG. The Award resulted in our recording a net loss in the second quarter of 2018 of our equity investment in GLNG due to a non-cash impairment of our investment in GLNG partially offset by our share of earnings recognized by GLNG. On February 1, 2019, the Delaware Court of Chancery issued a Final Order and Judgment confirming the Award, which was paid by Eni USA on February 20, 2019.

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

On December 20, 2019, GLNG’s remaining customer, Angola LNG Supply Services LLC (ALSS), a consortium of international oil companies including Eni S.p.A., filed a Notice of Arbitration seeking a declaration that its terminal use agreement should be deemed terminated as of March 1, 2016 on substantially the same terms and conditions as set forth in the arbitration award pertaining to Eni USA. ALSS also sought a declaration on substantially the same allegations asserted previously by Eni USA in arbitration that activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC in connection with the pursuit of an LNG liquefaction export project gave rise to a contractual right on the part of ALSS to terminate the agreement. ALSS also sought a monetary award directing GLNG to reimburse ALSS for all reservation charges and operating fees paid by ALSS after December 31, 2016 plus interest. On July 15, 2021, the arbitration tribunal delivered a Final Award on the merits of all claims submitted to the tribunal and denied all of ALSS’s claims with prejudice.

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

General

As of June 30, 2021 and December 31, 2020, our total reserve for legal matters was $185 million and $273 million, respectively.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated by the EPA to be more than $3 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time we anticipate the non-judicial allocation process will be complete in or around October 2023. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. Because costs associated with any remedial plan are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

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

In addition, the EPA and numerous PRPs, including EPEC Polymers, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC Polymers, are engaged in discussions with the EPA as a result thereof. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the ROD as well as to the impact of the EPA FS directive for the upper nine miles of the Site not subject to the lower eight mile ROD. In a letter dated October 10, 2018, the EPA directed the CPG to prepare a streamlined FS for the Site that evaluates interim remedy alternatives for sediments in the upper nine miles of the Site. Until the ongoing discussions with the EPA conclude, or the FS is completed and the RI/FS is finalized, we are unable to reasonably estimate the extent of our potential liability. We do not anticipate that our share of the costs to resolve this matter, including the costs of any remediation, will have a material adverse impact to our business.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In May 2019, the case was remanded to the state district court for Plaquemines Parish. At the same time, the U.S. District Court certified a federal jurisdiction issue for review by the U.S. Fifth Circuit Court of Appeals. On August

10, 2020, the Fifth Circuit affirmed remand. The defendants filed a motion for rehearing which is pending. The case remains effectively stayed pending a final ruling by the Fifth Circuit. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We will continue to vigorously defend this case.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including four cases against TGP, three cases against SNG, and one case against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The Plaintiffs allege the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. We will continue to vigorously defend the remaining cases.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of June 30, 2021 and December 31, 2020, we have accrued a total reserve for environmental liabilities in the amount of $248 million and $250 million, respectively. In addition, as of both June 30, 2021 and December 31, 2020, we had a receivable of $12 million recorded for expected cost recoveries that have been deemed probable.

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

ASU No. 2021-05

On July 19, 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments.” This ASU requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a day-one loss. ASU No. 2021-05 will be effective for us for the fiscal year beginning January 1, 2022, and earlier adoption is permitted. We are currently reviewing the effect of this ASU to our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2020 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2020 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2020 Form 10-K; and (iv) “Risk Factors” in our 2020 Form 10-K.

Long-lived Asset Impairment

During the quarter ended June 30, 2021, we recognized a non-cash, long-lived asset impairment of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipeline business segment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024.

Stagecoach Acquisition

On July 9, 2021, we completed the acquisition of subsidiaries of Stagecoach Gas Services LLC (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1.228 billion, including a preliminary purchase price adjustment for working capital. The Stagecoach assets include 4 natural gas storage facilities with a total FERC-certificated working capacity of 41 Bcf and a network of FERC-regulated natural gas transportation pipelines with multiple interconnects to major interstate natural gas pipelines in the northeast region of the U.S., including TGP.

Kinetrex Energy Acquisition

On July 16, 2021, we announced an agreement to acquire Indianapolis-based Kinetrex Energy (Kinetrex) from an affiliate of Parallel49 Equity for $310 million. Kinetrex is a supplier of liquefied natural gas in the Midwest and a producer and supplier of renewable natural gas (RNG) under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana as well as signed commercial agreements to begin construction on three additional landfill based RNG facilities. Once they all become operational next year, total annual RNG production from the four sites is estimated to be over 4 Bcf. The transaction requires regulatory approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and is expected to close in the third quarter of 2021.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the six months ended June 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

February 2021 Winter Storm

Our year-to-date earnings reflect impacts of the February 2021 winter storm that affected Texas, which are largely nonrecurring. See “—Segment Earnings Results” below. Some of the transactions executed during the winter storm remain subject to risks, including counterparty financial risk, potential disputed purchases and sales and potential legislative or regulatory action in response to, or litigation arising out of, the unprecedented circumstances of the winter storm, which could adversely affect our future earnings, cash flows and financial condition.

2021 Dividends and Discretionary Capital

We expect to declare dividends of $1.08 per share for 2021, a 3% increase from the 2020 declared dividends of $1.05 per share. Excluding the recent acquisitions, we expect to invest $0.8 billion in expansion projects and contributions to joint ventures during 2021.

The expectations for 2021 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 7, “Reportable Segments”) and Net (loss) income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three and six months ended June 30, 2021 and 2020 present Segment EBDA and Net (loss) income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures

Our non-GAAP financial measures described below should not be considered alternatives to GAAP Net (loss) income attributable to Kinder Morgan, Inc. or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP financial measures may differ from similarly titled measures used by others. You should not consider these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of these non-GAAP financial measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net (loss) income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below and the tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below). In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting Net (loss) income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of our ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is Net (loss) income attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic (loss) earnings per share. See “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net (loss) income attributable to Kinder Morgan, Inc. In prior periods Net (loss) income was considered the comparable GAAP measure and has been updated to Net (loss) income attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of June 30, 2021, by subtracting the following amounts from our debt balance of $33,260 million: (i) cash and cash equivalents of $1,365 million (which, as of June 30, 2021, the cash and cash equivalents component of Net Debt includes “Restricted deposits” of approximately $506 million held in escrow that were used on July 1, 2021 for the repayment of senior notes plus associated accrued interest); (ii) debt fair value adjustments of $1,069 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $125 million for which we have entered into currency swaps. Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$(570)	$(3)	$(567)	(18,900)%
Products Pipelines	265	227	38	17%
Terminals	246	229	17	7%
CO2	150	146	4	3%
Total Segment EBDA	91	599	(508)	(85)%
DD&A	(528)	(532)	4	1%
Amortization of excess cost of equity investments	(13)	(35)	22	63%
General and administrative and corporate charges	(150)	(157)	7	4%
Interest, net	(377)	(395)	18	5%
Loss before income taxes	(977)	(520)	(457)	(88)%
Income tax benefit (expense)	237	(104)	341	328%
Net loss	(740)	(624)	(116)	(19)%
Net income attributable to noncontrolling interests	(17)	(13)	(4)	(31)%
Net loss attributable to Kinder Morgan, Inc.	$(757)	$(637)	$(120)	(19)%

	Six Months Ended June 30,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,533	$1,193	$340	28%
Products Pipelines	513	496	17	3%
Terminals	473	486	(13)	(3)%
CO2	436	(609)	1,045	172%
Total Segment EBDA	2,955	1,566	1,389	89%
DD&A	(1,069)	(1,097)	28	3%
Amortization of excess cost of equity investments	(35)	(67)	32	48%
General and administrative and corporate charges	(298)	(322)	24	7%
Interest, net	(754)	(831)	77	9%
Income (loss) before income taxes	799	(751)	1,550	206%
Income tax expense	(114)	(164)	50	30%
Net income (loss)	685	(915)	1,600	175%
Net income attributable to noncontrolling interests	(33)	(28)	(5)	(18)%
Net income (loss) attributable to Kinder Morgan, Inc.	$652	$(943)	$1,595	169%
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net loss attributable to Kinder Morgan, Inc. increased $120 million for the three months ended June 30, 2021 and Net income attributable to Kinder Morgan, Inc. increased $1,595 million for the six months ended June 30, 2021 as compared to the respective prior year periods. The second quarter increased loss was primarily due to a $1,600 million pre-tax non-cash impairment loss related to South Texas gathering and processing assets within our Natural Gas Pipeline segment in 2021 resulting from anticipated lower volumes and rates on contract renewals compared to the $1 billion non-cash impairment of goodwill associated with our Natural Gas Pipelines Non-Regulated reporting unit recognized in 2020. The year-to-date increase was primarily impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm and therefore largely nonrecurring, and a decrease of $350 million of impairments in 2021 as compared to 2020 reflecting the $1,600 million pre-tax non-cash asset impairment loss in 2021 in our Natural Gas Pipeline business segment compared to the combined $1,950 million of non-cash impairments recognized in 2020 of goodwill associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units and non-cash asset impairments of certain oil and gas producing assets in our CO2 business segment. The impacts of the long-lived asset impairments for both periods were partially offset by associated tax benefits. In addition to the above, the second quarter and year-to-date changes were favorably impacted by higher earnings from our Products Pipelines business segment, lower interest expense, DD&A expense (including amortization of excess cost of equity investments), and general and administrative and corporate charges expense.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended June 30,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$(570)	$1,634	$1,064	$(3)	$1,019	$1,016	$48
Products Pipelines	265	28	293	227	—	227	66
Terminals	246	—	246	229	—	229	17
CO2	150	1	151	146	10	156	(5)
Total Segment EBDA(a)	91	1,663	1,754	599	1,029	1,628	126
DD&A and amortization of excess cost of equity investments	(541)	—	(541)	(567)	—	(567)	26
General and administrative and corporate charges(a)	(150)	—	(150)	(157)	—	(157)	7
Interest, net(a)	(377)	(3)	(380)	(395)	(1)	(396)	16
(Loss) income before income taxes	(977)	1,660	683	(520)	1,028	508	175
Income tax benefit (expense)(b)	237	(387)	(150)	(104)	(10)	(114)	(36)
Net (loss) income	(740)	1,273	533	(624)	1,018	394	139
Net income attributable to noncontrolling interests(a)	(17)	—	(17)	(13)	—	(13)	(4)
Net (loss) income attributable to Kinder Morgan, Inc.	$(757)	$1,273	$516	$(637)	$1,018	$381	$135

	Six Months Ended June 30,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,533	$1,625	$3,158	$1,193	$1,002	$2,195	$963
Products Pipelines	513	43	556	496	4	500	56
Terminals	473	—	473	486	—	486	(13)
CO2	436	6	442	(609)	940	331	111
Total Segment EBDA(a)	2,955	1,674	4,629	1,566	1,946	3,512	1,117
DD&A and amortization of excess cost of equity investments	(1,104)	—	(1,104)	(1,164)	—	(1,164)	60
General and administrative and corporate charges(a)	(298)	—	(298)	(322)	25	(297)	(1)
Interest, net(a)	(754)	(9)	(763)	(831)	—	(831)	68
Income (loss) before income taxes	799	1,665	2,464	(751)	1,971	1,220	1,244
Income tax expense(b)	(114)	(427)	(541)	(164)	(106)	(270)	(271)
Net income (loss)	685	1,238	1,923	(915)	1,865	950	973
Net income attributable to noncontrolling interests(a)	(33)	—	(33)	(28)	—	(28)	(5)
Net income (loss) attributable to Kinder Morgan, Inc.	$652	$1,238	$1,890	$(943)	$1,865	$922	$968
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $135 million and $968 million for the three and six months ended June 30, 2021, respectively, as compared to the respective prior year periods. The second quarter increase was primarily due to higher earnings from our Products Pipelines and Natural Gas Pipelines business segments and lower DD&A expense and interest expense. The year-to-date increase was impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm, and therefore largely nonrecurring, higher earnings from our Products Pipelines business segment and lower interest expense and DD&A expense.

Non-GAAP Financial Measures

Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net (loss) income attributable to Kinder Morgan, Inc. (GAAP)	$(757)	$(637)	$652	$(943)
Total Certain Items	1,273	1,018	1,238	1,865
Adjusted Earnings(a)	516	381	1,890	922
DD&A and amortization of excess cost of equity investments for DCF(b)	604	659	1,242	1,350
Income tax expense for DCF(a)(b)	170	132	589	313
Cash taxes(b)	(45)	(5)	(44)	(8)
Sustaining capital expenditures(b)	(210)	(159)	(317)	(300)
Other items(c)	(10)	(7)	(6)	(15)
DCF	$1,025	$1,001	$3,354	$2,262

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,064	$1,016	$3,158	$2,195
Products Pipelines	293	227	556	500
Terminals	246	229	473	486
CO2	151	156	442	331
Adjusted Segment EBDA(a)	1,754	1,628	4,629	3,512
General and administrative and corporate charges(a)	(150)	(157)	(298)	(297)
Joint venture DD&A and income tax expense(a)(b)	83	110	186	229
Net income attributable to noncontrolling interests(a)	(17)	(13)	(33)	(28)
Adjusted EBITDA	1,670	1,568	4,484	3,416
Interest, net(a)	(380)	(396)	(763)	(831)
Cash taxes(b)	(45)	(5)	(44)	(8)
Sustaining capital expenditures(b)	(210)	(159)	(317)	(300)
Other items(c)	(10)	(7)	(6)	(15)
DCF	$1,025	$1,001	$3,354	$2,262

Adjusted Earnings per share	$0.23	$0.17	$0.83	$0.40
Weighted average shares outstanding for dividends(d)	2,277	2,274	2,277	2,275
DCF per share	$0.45	$0.44	$1.47	$0.99
Declared dividends per share	$0.27	$0.2625	$0.54	$0.525
(a)Amounts are adjusted for Certain Items. See tables included in “—Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Supplemental Information” below.
(b)Includes or represents DD&A, income tax expense, cash taxes and/or sustaining capital expenditures (as applicable for each item) from joint ventures. See tables included in “—Supplemental Information” below.
(c)Includes non-cash compensation associated with our restricted stock program, non-cash pension expense and pension contributions.
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net (Loss) Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
Net (loss) income attributable to Kinder Morgan, Inc. (GAAP)(a)	$(757)	$(637)	$652	$(943)
Certain Items:
Fair value amortization	(4)	(4)	(8)	(12)
Legal, environmental and taxes other than income tax reserves	28	—	112	(8)
Change in fair value of derivative contracts(b)	28	32	42	(4)
Loss on impairments, divestitures and other write-downs, net(c)	1,600	—	1,511	371
Loss on impairments of goodwill(d)	—	1,000	—	1,600
Income tax Certain Items	(387)	(10)	(427)	(106)
Other	8	—	8	24
Total Certain Items(e)	1,273	1,018	1,238	1,865
DD&A and amortization of excess cost of equity investments	541	567	1,104	1,164
Income tax expense(f)	150	114	541	270
Joint venture DD&A and income tax expense(f)(g)	83	110	186	229
Interest, net(f)	380	396	763	831
Adjusted EBITDA	$1,670	$1,568	$4,484	$3,416
(a)In prior periods, Net (loss) income was considered the comparable GAAP measure and has been updated to Net (loss) income attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures.
(b)Gains or losses are reflected in our DCF when realized.
(c)Three and six months ended June 30, 2021 amounts include a pre-tax non-cash impairment loss of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipelines business segment resulting from anticipated lower volumes and rates on contract renewals. Six months ended June 30, 2021 amount also includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings, offset partially by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby. Six months ended June 30, 2020 amount includes a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil prices and $21 million for asset impairments in our Products Pipelines business segment, which are reported within “Loss on impairments and divestitures, net” on the accompanying consolidated statement of operations.
(d)Three and six months ended June 30, 2020 amounts include a non-cash impairment of goodwill associated with our Natural Gas Pipelines Non-Regulated reporting unit. Six months ended June 30, 2020 amount also includes a non-cash impairment of goodwill associated with our CO2 reporting unit.
(e)2021 amount includes $127 million and 2020 amount includes less than $1 million reported within “Earnings from equity investments” on our consolidated statements of operations.
(f)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(g)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions)
DD&A (GAAP)	$528	$532	$1,069	$1,097
Amortization of excess cost of equity investments (GAAP)	13	35	35	67
DD&A and amortization of excess cost of equity investments	541	567	1,104	1,164
Joint venture DD&A	63	92	138	186
DD&A and amortization of excess cost of equity investments for DCF	$604	$659	$1,242	$1,350

Income tax (benefit) expense (GAAP)	$(237)	$104	$114	$164
Certain Items	387	10	427	106
Income tax expense(a)	150	114	541	270
Unconsolidated joint venture income tax expense(a)(b)	20	18	48	43
Income tax expense for DCF(a)	$170	$132	$589	$313

Additional joint venture information
Unconsolidated joint venture DD&A	$74	$102	$160	$205
Less: Consolidated joint venture partners’ DD&A	11	10	22	19
Joint venture DD&A	63	92	138	186
Unconsolidated joint venture income tax expense(a)(b)	20	18	48	43
Joint venture DD&A and income tax expense(a)	$83	$110	$186	$229

Unconsolidated joint venture cash taxes(b)	$(34)	$(6)	$(34)	$(10)

Unconsolidated joint venture sustaining capital expenditures	$(32)	$(26)	$(52)	$(52)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(1)	(3)	(2)
Joint venture sustaining capital expenditures	$(30)	$(25)	$(49)	$(50)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$1,976	$1,571	$6,101	$3,446
Operating expenses	(1,077)	(729)	(3,347)	(1,577)
Loss on impairments and divestitures, net	(1,599)	(1,000)	(1,599)	(1,000)
Other income	1	—	2	1
Earnings from equity investments	126	151	167	315
Other, net	3	4	209	8
Segment EBDA	(570)	(3)	1,533	1,193
Certain Items(a)	1,634	1,019	1,625	1,002
Adjusted Segment EBDA	$1,064	$1,016	$3,158	$2,195

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$48		$963

Volumetric data(b)
Transport volumes (BBtu/d)	36,537	35,080	36,878	36,704
Sales volumes (BBtu/d)	2,561	2,112	2,411	2,303
Gathering volumes (BBtu/d)	2,667	3,043	2,588	3,202
NGLs (MBbl/d)	30	29	30	30
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $1,634 million and $1,625 million for the three and six months ended June 30, 2021, respectively, and $1,019 million and $1,002 million for the three and six months ended June 30, 2020, respectively. Three and six months ended June 30, 2021 amounts include a pre-tax non-cash asset impairment loss of $1,600 million resulting from anticipated lower volumes and rates on contract renewals related to our South Texas gathering and processing assets and decreases in revenues of $16 million and $22 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales. Six months ended June 30, 2021 amount also includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings, partially offset by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a certain litigation matter. Three and six months ended June 30, 2020 amounts primarily resulted from a $1,000 million non-cash goodwill impairment on our Natural Gas Pipelines Non-Regulated reporting unit and a decrease in revenues of $23 million and an increase in revenues of $1 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$68	29%
West Region	(18)	(7)%
East Region	(2)	—%
Total Natural Gas Pipelines	$48	5%

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$969	177%
West Region	(23)	(4)%
East Region	17	2%
Total Natural Gas Pipelines	$963	44%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:
•$68 million (29%) and $969 million (177%) increases, respectively, in Midstream were primarily due to (i) higher sales margins driven by higher commodity prices on our Texas intrastate natural gas pipeline operations; (ii) higher volumes on our Hiland Midstream assets; and (iii) higher equity earnings due to the Permian Highway Pipeline being placed in service in January 2021. These increases were partially offset by lower earnings on KinderHawk and South Texas assets due to lower volumes. The year-to-date increase was also impacted by higher commodity prices as a result of the February 2021 winter storm on our South Texas assets and Texas intrastate natural gas pipeline operations partially offset by the impacts to certain purchase contracts on our Oklahoma assets. Overall Midstream’s revenues increased primarily due to higher commodity prices which was partially offset by corresponding increases in costs of sales;
•$18 million (7%) and $23 million (4%) decreases, respectively, in the West Region were primarily due to lower earnings from Wyoming Interstate Company, LLC and Colorado Interstate Gas Company, L.L.C. as a result of lower revenues due to contract expirations; and
•$2 million (—%) decrease and $17 million (2%) increase, respectively, in the East Region were primarily due to (i) lower earnings on Fayetteville Express Pipeline LLC driven by lower revenues as a result of contract expirations; (ii) higher earnings from TGP due to weather-driven increases in reservation and park and loan revenues mostly during first quarter of 2021; and (iii) increased earnings from Elba Liquefaction Company, L.L.C. resulting from the liquefaction units of the Elba Liquefaction project being fully operational as of August 2020.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$514	$345	$967	$840
Operating expenses	(268)	(131)	(487)	(352)
Loss on impairments and divestitures, net	—	—	—	(21)
Earnings from equity investments	19	13	33	28
Other, net	—	—	—	1
Segment EBDA	265	227	513	496
Certain Items(a)	28	—	43	4
Adjusted Segment EBDA	$293	$227	$556	$500

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$66		$56

Volumetric data(b)
Gasoline(c)	1,046	762	969	862
Diesel fuel	418	371	398	365
Jet fuel	224	98	200	196
Total refined product volumes	1,688	1,231	1,567	1,423
Crude and condensate	510	479	508	590
Total delivery volumes (MBbl/d)	2,198	1,710	2,075	2,013
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $28 million and $43 million for the three and six months ended June 30, 2021, respectively, and $4 million for the six months ended June 30, 2020. Three and six month 2021 amounts include increases in expense of $28 million related to an adjustment to a litigation reserve. Six month 2021 amount also includes an increase in expense of $15 million related to an environmental reserve adjustment. Six month 2020 amount includes a non-cash loss on impairment of our Belton Terminal of $21 million and a $17 million favorable adjustment for tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$34	36%
Southeast Refined Products	20	41%
Crude and Condensate	12	14%
Total Products Pipelines	$66	29%

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$21	10%
Southeast Refined Products	33	33%
Crude and Condensate	2	1%
Total Products Pipelines	$56	11%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:
•$34 million (36%) and $21 million (10%) increases, respectively, in West Coast Refined Products were primarily due to increased earnings on Pacific (SFPP) and Calnev Pipe Line LLC driven by higher revenues from the recovery of volumes in second quarter 2021 compared to 2020 which was impacted by COVID, partially offset by an increase in expense related to an adjustment to a litigation reserve on SFPP. The year-to-date increase was partially offset by higher operating expense primarily as a result of higher integrity management spending on SFPP;
•$20 million (41%) and $33 million (33%) increases, respectively, in Southeast Refined Products were primarily due to an increase in equity earnings from Products (SE) Pipe Line and increased revenues from our South East Terminals as a result of higher volumes and from our Transmix processing operations primarily due to higher prices. The year-to-date increase was also driven by higher 2021 earnings at our Transmix processing operations primarily due to first quarter 2020 unfavorable inventory adjustments and by product net gains as a result of higher prices and volumes on South East Terminals; and
•$12 million (14%) and $2 million (1%) increases, respectively, in Crude and Condensate were primarily due to increased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC) and the Bakken Crude assets. KMCC’s increased earnings were primarily due to higher deficiency revenues partially offset by contract expirations. The Bakken Crude assets’ second quarter increase in earnings was primarily driven by higher commodity prices and higher volumes. Bakken Crude assets’ year-to-date increase in earnings was impacted by lower field operating expenses partially offset by renegotiated contracts at lower average rates and by contract expirations. KMCC and Bakken Crude assets year-to-date increases were also due to lower operating expenses attributable to first quarter 2020 unfavorable inventory valuation adjustments.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$433	$419	$853	$861
Operating expenses	(191)	(193)	(388)	(385)
Loss on impairments and divestitures, net	(1)	(5)	—	(5)
Earnings from equity investments	4	7	7	12
Other, net	1	1	1	3
Segment EBDA	246	229	473	486
Certain Items	—	—	—	—
Adjusted Segment EBDA	$246	$229	$473	$486

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$17		$(13)

Volumetric data(a)
Liquids leasable capacity (MMBbl)	79.9	79.6	79.9	79.6
Liquids utilization %(b)	93.6%	95.6%	93.6%	95.6%
Bulk transload tonnage (MMtons)	13.6	11.1	24.6	24.0
Other
(a)Volumes for assets sold are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Northeast	$8	38%
Midwest	6	50%
Mid Atlantic	6	50%
Gulf Central	3	10%
Marine operations	(14)	(27)%
All others (including intrasegment eliminations)	8	8%
Total Terminals	$17	7%

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Northeast	$11	24%
Midwest	5	17%
Mid Atlantic	4	14%
Gulf Central	(12)	(19)%
Marine operations	(24)	(23)%
All others (including intrasegment eliminations)	3	1%
Total Terminals	$(13)	(3)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:
•$8 million (38%) and $11 million (24%) increases, respectively, in the Northeast terminals were primarily driven by increased revenues associated with higher throughput levels and new contracts;
•$6 million (50%) and $5 million (17%) increases, respectively, in the Midwest terminals were primarily the result of an impairment associated with our Muscatine facility realized in the second quarter of 2020;
•$6 million (50%) and $4 million (14%) increases, respectively, in the Mid Atlantic terminals were primarily due to higher coal volumes at our Pier IX facility;
•$3 million (10%) increase and $12 million (19%) decrease, respectively, in the Gulf Central terminals. The second quarter increase in earnings was primarily due to higher revenues resulting from higher ethanol and coal volumes. The year-to-date decrease in earnings was primarily driven by unfavorable petroleum coke volumes due to refinery outages associated with the February 2021 winter storm as well as an increase in property tax expense at Battleground Oil Specialty Terminal Company LLC; and
•$14 million (27%) and $24 million (23%) decreases, respectively, in Marine operations were primarily due to lower fleet utilization and average charter rates.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$243	$232	$472	$541
Operating expenses	(98)	(91)	(49)	(213)
Loss on impairments and divestitures, net	(3)	—	(3)	(950)
Earnings from equity investments	8	5	16	13
Segment EBDA	150	146	436	(609)
Certain Items(a)	1	10	6	940
Adjusted Segment EBDA	$151	$156	$442	$331

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(5)		$111

Volumetric data
SACROC oil production	20.2	22.0	19.8	22.6
Yates oil production	6.7	6.7	6.4	6.9
Katz and Goldsmith oil production	2.2	2.5	2.4	2.9
Tall Cotton oil production	1.0	1.8	1.0	2.1
Total oil production, net (MBbl/d)(b)	30.1	33.0	29.6	34.5
NGL sales volumes, net (MBbl/d)(b)	9.5	9.4	9.1	9.6
CO2 sales volumes, net (Bcf/d)	0.4	0.4	0.4	0.5
Realized weighted average oil price ($ per Bbl)	$52.50	$50.31	$51.79	$52.56
Realized weighted average NGL price ($ per Bbl)	$22.58	$15.84	$21.42	$17.84
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $1 million and $6 million for the three and six months ended June 30, 2021, respectively, and $10 million and $940 million for the three and six months ended June 30, 2020, respectively. Six month 2020 amount primarily resulted from a $600 million goodwill impairment on our CO2 reporting unit and non-cash impairments of $350 million on our oil and gas producing assets
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:

Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$(8)	(7)%
Source and Transportation activities	3	6%
Total CO2	$(5)	(3)%

Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$115	53%
Source and Transportation activities	(4)	(4)%
Total CO2	$111	34%

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2021 and 2020:
•$8 million (7%) decrease and $115 million (53%) increase, respectively, in Oil and Gas Producing activities. The second quarter decrease was primarily due to higher operating and other expenses of $8 million and lower revenues of $12 million due to lower crude oil volumes partially offset by higher realized crude oil and NGL prices that resulted in increased revenues of $15 million. The year-to-date increase was primarily due to lower operating expenses of $156 million driven by a benefit in the 2021 period realized from returning power to the grid by curtailing oil production during the February 2021 winter storm, partially offset by lower volumes resulting in decreased revenues of $37 million, driven in part, by the curtailed oil production and lower realized crude oil prices which decreased revenues by $8 million; and
•$3 million (6%) increase and $4 million (4%) decrease, respectively, in Source and Transportation activities. The second quarter increase was primarily due to an increase in equity earnings offset by a decrease in revenues related to lower CO2 sales prices. The year-to-date decrease was primarily due to a decrease in revenues of $17 million related to lower CO2 sales volumes partially offset by lower operating expenses of $7 million and an increase in equity earnings.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2021.

	Remaining 2021	2022	2023	2024	2025
Crude Oil(a)
Price ($ per Bbl)	$50.38	$52.68	$49.86	$47.76	$49.95
Volume (MBbl/d)	25.70	16.20	9.25	3.80	1.40
NGLs
Price ($ per Bbl)	$33.81	$48.06
Volume (MBbl/d)	5.70	1.36
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.26	$0.73
Volume (MBbl/d)	24.55	10.25
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended June 30,		Earnings increase/(decrease)
	2021	2020
	(In millions, except percentages)
DD&A (GAAP)	$(528)	$(532)	$4	1%

General and administrative (GAAP)	$(160)	$(155)	$(5)	(3)%
Corporate benefit (charges)	10	(2)	12	600%
Certain Items(a)	—	—	—	—%
General and administrative and corporate charges(b)	$(150)	$(157)	$7	4%

Interest, net (GAAP)	$(377)	$(395)	$18	5%
Certain Items(c)	(3)	(1)	(2)	(200)%
Interest, net(b)	$(380)	$(396)	$16	4%

Net income attributable to noncontrolling interests (GAAP)	$(17)	$(13)	$(4)	(31)%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(17)	$(13)	$(4)	(31)%

	Six Months Ended June 30,		Earnings increase/(decrease)
	2021	2020
	(In millions, except percentages)
DD&A (GAAP)	$(1,069)	$(1,097)	$28	3%

General and administrative (GAAP)	$(316)	$(308)	$(8)	(3)%
Corporate benefit (charges)	18	(14)	32	229%
Certain Items(a)	—	25	(25)	(100)%
General and administrative and corporate charges(b)	$(298)	$(297)	$(1)	—%

Interest, net (GAAP)	$(754)	$(831)	$77	9%
Certain Items(c)	(9)	—	(9)	—%
Interest, net(b)	$(763)	$(831)	$68	8%

Net income attributable to noncontrolling interests (GAAP)	$(33)	$(28)	$(5)	(18)%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(33)	$(28)	$(5)	(18)%
Certain items
(a)Six month 2020 amount includes an increase in expense of $23 million associated with the non-cash fair value adjustment of and the dividend accrual prior to the sale of our investment in Pembina common stock.
(b)Amounts are adjusted for Certain Items.
(c)Three and six month 2021 amounts include decreases in interest expense of $4 million and $8 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions. Three and six month 2020 amounts include (i) decreases in interest expense of $4 million and $12 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) increases in expense of $3 million and $14 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.
(d)Three and six months ended June 30, 2021 and 2020 amounts each include less than $1 million of noncontrolling interests associated with Certain Items.

General and administrative expenses and corporate charges adjusted for Certain Items decreased $7 million for the three months ended June 30, 2021 and increased $1 million for the six months ended June 30, 2021, when compared with the respective prior year periods primarily due to $12 million and $24 million, respectively, of cost savings associated with organizational efficiency efforts and lower pension costs of $6 million and $10 million, respectively, partially offset by lower capitalized costs of $7 million and $23 million, respectively, reflecting reduced capital spending primarily by our Natural Gas Pipelines business segment and higher benefit-related costs of $4 million and $6 million, respectively.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items for the three and six months ended June 30, 2021 when compared with the respective prior year periods decreased $16 million and $68 million, respectively, primarily due to lower weighted average long-term debt balances and lower LIBOR and long-term interest rates, partially offset by lower capitalized interest.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2021 and December 31, 2020, approximately 14% and 16%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax benefit for the three months ended June 30, 2021 was approximately $237 million as compared with $104 million of expense for the same period of 2020. The $341 million decrease in tax expense was due to the prior year disallowance of a tax benefit for the non-tax deductible goodwill impairment.

Our tax expense for the six months ended June 30, 2021 was approximately $114 million as compared with $164 million for the same period of 2020. The $50 million decrease in tax expense was due primarily to the prior year disallowance of a tax benefit for the non-tax deductible goodwill impairment and the current year release of the valuation allowance on our investment in NGPL Holdings, offset by federal and state taxes on higher pre-tax book income in the 2021 period and the refund of alternative minimum tax sequestration credits in the 2020 period.

Liquidity and Capital Resources

General

As of June 30, 2021, we had $1,365 million of “Cash and cash equivalents,” an increase of $181 million from December 31, 2020. As of June 30, 2021, our “Restricted deposits” included $506 million held in escrow for the repayment of senior notes and accrued interest made on July 1, 2021. We also used $1.2 billion of cash on hand to complete the acquisition on July 9, 2021 of subsidiaries of Stagecoach. Additionally, as of June 30, 2021, we had borrowing capacity of approximately $3.9 billion under our $4 billion revolving credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $3,311 million and $2,232 million in the first six months of 2021 and 2020, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures. We believe our current cash on hand, our cash flows from operations, and our borrowing capacity under our revolving credit facility are more than adequate to allow us to manage our cash requirements, including maturing debt, through 2021; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.27 per share for the second quarter of 2021, consistent with the dividend declared for the previous quarter. We expect to fully fund our dividend payments as well as our discretionary spending for 2021 without funding from the capital markets.

On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million which were used to repay maturing senior notes.

Short-term Liquidity

As of June 30, 2021, our principal sources of short-term liquidity are (i) cash from operations; (ii) our $4.0 billion revolving credit facility and associated commercial paper program; and (iii) cash and cash equivalents. The loan commitments under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Letters of credit and commercial paper borrowings reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the impacts of COVID-19 with respect to our ability to access funding through our credit facility.

As of June 30, 2021, our $2,183 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through cash on hand, credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2020 was $2,558 million.

We had working capital (defined as current assets less current liabilities) deficits of $776 million and $1,871 million as of June 30, 2021 and December 31, 2020, respectively.  From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $1,095 million favorable change from year-end 2020 was primarily due to (i) a decrease of approximately $375 million in senior notes that mature in the next twelve months; (ii) a $604 million increase in restricted deposits primarily related to cash held in escrow for $506 million in senior notes and accrued interest that were repaid on July 1, 2021; (iii) a $181 million increase in cash and cash equivalents; and (iv) a $75 million decrease in accrued contingencies, partially offset by a $176 million increase in current regulatory liabilities and a net unfavorable short-term fair value adjustment of $164 million on derivative contract assets and liabilities in 2021. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices, or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. The balance of our allowance for credit losses as of June 30, 2021 and December 31, 2020, was $2 million and $26 million, respectively, reflected in “Other current assets” on our consolidated balance sheets.

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

Our capital expenditures for the six months ended June 30, 2021, and the amount we expect to spend for the remainder of 2021 to sustain and grow our businesses are as follows:

	Six Months Ended June 30, 2021	2021 Remaining	Total 2021
	(In millions)
Sustaining capital expenditures(a)(b)	$317	$557	$874
Discretionary capital investments(b)(c)(d)	302	1,683	1,985
(a)Six months ended June 30, 2021, 2021 Remaining, and Total 2021 amounts include $49 million, $60 million, and $109 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”

(b)Six months ended June 30, 2021 amount excludes $45 million due to decreases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Six months ended June 30, 2021 amount includes $70 million of our contributions to certain unconsolidated joint ventures for capital investments. Both 2021 Remaining and Total 2021 amounts include $1.2 billion for our acquisition of subsidiaries of Stagecoach.
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

Commitments for the purchase of property, plant and equipment as of June 30, 2021 and December 31, 2020 were $227 million and $141 million, respectively. The increase of $86 million was primarily driven by capital commitments related to our Terminals and Natural Gas Pipelines business segments.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,079 million in the six months ended June 30, 2021 compared to the respective 2020 period primarily due to:

•a $1,178 million increase in cash after adjusting the $1,600 million increase in net income by $422 million for the combined effects of the period-to-period net changes in non-cash items including the following: (i) loss from impairments and divestitures, net (see discussion above in “—Results of Operations”); (ii) gain from the sale of a partial interest in our equity investment in NGPL Holdings (see discussion above in “—Results of Operations”); (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments (including a non-cash write-down of a related party note receivable from Ruby); partially offset by,
•a $99 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was driven, among other things, primarily by a net unfavorable change in the timing of accounts receivable collections and trade payable payments in the 2021 period compared to the 2020 period. The decrease was also driven by payments for litigation matters in the 2021 period.

Investing Activities

Cash used in investing activities decreased $130 million for the six months ended June 30, 2021 compared to the respective 2020 period primarily attributable to:

•a $418 million decrease in capital expenditures reflecting an overall reduction of expansion capital projects in the 2021 period over the comparative 2020 period; and
•a $199 million decrease in cash used for contributions to equity investees driven by lower contributions to Permian Highway Pipeline and SNG in the 2021 period compared with the 2020 period; partially offset by,
•a $494 million decrease in cash primarily due to $413 million of net proceeds received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period, versus the $907 million of proceeds received from the sale of Pembina shares in the 2020 period. See Note 2 “Losses and Gains on Impairments, Divestitures and Other Write-downs” to our consolidated financial statements for further information regarding the transaction of the sale of an interest in NGPL Holdings.

Financing Activities

Cash used in financing activities increased $791 million for the six months ended June 30, 2021 compared to the respective 2020 period primarily attributable to:

•a $779 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2021 period compared to the 2020 period.

Dividends

We expect to declare dividends of $1.08 per share on our stock for 2021. The table below reflects our 2021 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2021	$0.27	April 21, 2021	April 30, 2021	May 17, 2021
June 30, 2021	0.27	July 21, 2021	August 2, 2021	August 16, 2021

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

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2021.”

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

Excluding fair value adjustments, as of June 30, 2021 and December 31, 2020, the Obligated Group had $31,369 million and $32,563 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2021	December 31, 2020
	(In millions)
Current assets	$3,996	$2,957
Current assets - affiliates	1,195	1,151
Noncurrent assets	59,088	61,783
Noncurrent assets - affiliates	507	616
Total Assets	$64,786	$66,507

Current liabilities	$4,654	$4,528
Current liabilities - affiliates	1,213	1,209
Noncurrent liabilities	32,887	33,907
Noncurrent liabilities - affiliates	945	1,078
Total Liabilities	39,699	40,722
Redeemable noncontrolling interest	683	728
Kinder Morgan, Inc.’s stockholders’ equity	24,404	25,057
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$64,786	$66,507

Summarized Combined Income Statement Information	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In millions)
Revenues	$2,837	$7,739
Operating (loss) income	(831)	998
Net (loss) income	(813)	564

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

Item 4.  Controls and Procedures.

As of June 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended June 30, 2021.

Item 5.  Other Information.

None.

Item 6.  Exhibits.
Exhibit
Number                     Description

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2021.

10.2
Kinder Morgan, Inc. 2021 Amended and Restated Long Term Incentive Plan (filed as Exhibit 4.5 to Post-Effective Amendment No. 1 to KMI’s Registration Statement on Form S-8 filed July 16, 2021 (File No. 333-205430)).

10.3	2021 Form of Employee Restricted Stock Unit Agreement.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020; (ii) our Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2021 and 2020; (iii) our Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020; (v) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 23, 2021	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)