Form 10-Q
period 2021-09-30
KINDER MORGAN, INC.
filed 2021-10-22
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of October 21, 2021, the registrant had 2,267,425,507 Class P shares outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Services	$1,928	$1,881	$5,734	$5,664
Commodity sales	1,868	982	6,343	2,772
Other	28	56	108	149
Total Revenues	3,824	2,919	12,185	8,585
Operating Costs, Expenses and Other
Costs of sales	1,559	655	4,504	1,759
Operations and maintenance	614	643	1,710	1,869
Depreciation, depletion and amortization	526	539	1,595	1,636
General and administrative	174	153	490	461
Taxes, other than income taxes	106	100	324	295
Loss on impairments and divestitures, net (Note 3)	4	11	1,602	1,987
Other income, net	(3)	(1)	(6)	(2)
Total Operating Costs, Expenses and Other	2,980	2,100	10,219	8,005
Operating Income	844	819	1,966	580
Other Income (Expense)
Earnings from equity investments	169	194	392	562
Amortization of excess cost of equity investments	(21)	(32)	(56)	(99)
Interest, net	(368)	(383)	(1,122)	(1,214)
Other, net (Note 3)	21	14	264	32
Total Other Expense	(199)	(207)	(522)	(719)
Income (Loss) Before Income Taxes	645	612	1,444	(139)
Income Tax Expense	(134)	(140)	(248)	(304)
Net Income (Loss)	511	472	1,196	(443)
Net Income Attributable to Noncontrolling Interests	(16)	(17)	(49)	(45)
Net Income (Loss) Attributable to Kinder Morgan, Inc.	$495	$455	$1,147	$(488)

Class P Shares
Basic and Diluted Earnings (Loss) Per Share	$0.22	$0.20	$0.50	$(0.22)
Basic and Diluted Weighted Average Shares Outstanding	2,267	2,263	2,265	2,263
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$511	$472	$1,196	$(443)
Other comprehensive (loss) income, net of tax
Change in fair value of hedge derivatives (net of tax benefit of $41, $17, $135 and $5, respectively)	(131)	(56)	(444)	(16)
Reclassification of change in fair value of derivatives to net income (loss) (net of tax (benefit) expense of $(28), $1, $(55) and $(22), respectively)	92	(5)	181	72
Foreign currency translation adjustments (net of tax expense of $—, $—, $— and $—, respectively)	—	—	—	1
Benefit plan adjustments (net of tax expense of $2, $2, $7 and $7, respectively)	6	5	28	21
Total other comprehensive (loss) income	(33)	(56)	(235)	78
Comprehensive income (loss)	478	416	961	(365)
Comprehensive income attributable to noncontrolling interests	(16)	(17)	(49)	(45)
Comprehensive income (loss) attributable to Kinder Morgan, Inc.	$462	$399	$912	$(410)
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$102	$1,184
Restricted deposits	177	25
Accounts receivable	1,433	1,293
Fair value of derivative contracts	199	185
Inventories	457	348
Other current assets	318	168
Total current assets	2,686	3,203
Property, plant and equipment, net	35,576	35,836
Investments	7,620	7,917
Goodwill	20,033	19,851
Other intangibles, net	1,744	2,453
Deferred income taxes	303	536
Deferred charges and other assets	1,678	2,177
Total Assets	$69,640	$71,973
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,822	$2,558
Accounts payable	1,189	837
Accrued interest	332	525
Accrued taxes	284	267
Accrued contingencies	246	307
Other current liabilities	952	580
Total current liabilities	5,825	5,074
Long-term liabilities and deferred credits
Long-term debt
Outstanding	28,988	30,838
Debt fair value adjustments	1,014	1,293
Total long-term debt	30,002	32,131
Other long-term liabilities and deferred credits	2,160	2,202
Total long-term liabilities and deferred credits	32,162	34,333
Total Liabilities	37,987	39,407
Commitments and contingencies (Notes 4 and 10)
Redeemable Noncontrolling Interest	661	728
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,267,381,482 and 2,264,257,336 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,788	41,756
Accumulated deficit	(10,617)	(9,936)
Accumulated other comprehensive loss	(642)	(407)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,552	31,436
Noncontrolling interests	440	402
Total Stockholders’ Equity	30,992	31,838
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$69,640	$71,973
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$1,196	$(443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	1,595	1,636
Deferred income taxes	236	164
Amortization of excess cost of equity investments	56	99
Loss on impairments and divestitures, net (Note 3)	1,602	1,987
Gain on sale of interest in equity investment (Note 3)	(206)	—
Earnings from equity investments	(392)	(562)
Distributions from equity investment earnings	535	487
Changes in components of working capital
Accounts receivable	(119)	238
Inventories	(89)	41
Other current assets	(90)	14
Accounts payable	362	(107)
Accrued interest, net of interest rate swaps	(177)	(208)
Accrued taxes	15	(25)
Other current liabilities	71	(93)
Rate reparations, refunds and other litigation reserve adjustments	(97)	48
Other, net	(58)	6
Net Cash Provided by Operating Activities	4,440	3,282
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(1,518)	(16)
Capital expenditures	(894)	(1,351)
Proceeds from sales of investments	417	907
Contributions to investments	(36)	(365)
Distributions from equity investments in excess of cumulative earnings	121	105
Other, net	(1)	(56)
Net Cash Used in Investing Activities	(1,911)	(776)
Cash Flows From Financing Activities
Issuances of debt	4,950	3,888
Payments of debt	(6,459)	(3,991)
Debt issue costs	(20)	(23)
Dividends	(1,828)	(1,764)
Repurchases of shares	—	(50)
Contributions from investment partner and noncontrolling interests	4	11
Distributions to investment partner	(67)	(60)
Distributions to noncontrolling interests	(14)	(11)
Other, net	(25)	(13)
Net Cash Used in Financing Activities	(3,459)	(2,013)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	—	(3)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(930)	490
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$279	$699

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash and Cash Equivalents, beginning of period	$1,184	$185
Restricted Deposits, beginning of period	25	24
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209
Cash and Cash Equivalents, end of period	102	632
Restricted Deposits, end of period	177	67
Cash, Cash Equivalents, and Restricted Deposits, end of period	279	699
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(930)	$490

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$35	$15
Increase in property, plant and equipment from both accruals and contractor retainage	4
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,313	1,440
Cash paid during the period for income taxes, net	8	202
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140
Restricted shares	2		(5)			(5)		(5)
Net income				495		495	16	511
Distributions						—	(6)	(6)
Contributions						—	1	1
Dividends				(616)		(616)		(616)
Other comprehensive loss					(33)	(33)		(33)
Balance at September 30, 2021	2,267	$23	$41,788	$(10,617)	$(642)	$30,552	$440	$30,992

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at June 30, 2020	2,261	$23	$41,731	$(9,802)	$(199)	$31,753	$371	$32,124
Restricted shares	3		5			5		5
Net income				455		455	17	472
Distributions						—	(4)	(4)
Contributions						—	2	2
Dividends				(598)		(598)		(598)
Other comprehensive loss					(56)	(56)		(56)
Balance at September 30, 2020	2,264	$23	$41,736	$(9,945)	$(255)	$31,559	$386	$31,945
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares	3		32			32		32
Net income				1,147		1,147	49	1,196
Distributions						—	(14)	(14)
Contributions						—	4	4
Dividends				(1,828)		(1,828)		(1,828)
Other						—	(1)	(1)
Other comprehensive loss					(235)	(235)		(235)
Balance at September 30, 2021	2,267	$23	$41,788	$(10,617)	$(642)	$30,552	$440	$30,992

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2019	2,265	$23	$41,745	$(7,693)	$(333)	$33,742	$344	$34,086
Repurchases of shares	(4)		(50)			(50)		(50)
Restricted shares	3		41			41		41
Net (loss) income				(488)		(488)	45	(443)
Distributions						—	(11)	(11)
Contributions						—	8	8
Dividends				(1,764)		(1,764)		(1,764)
Other comprehensive income					78	78		78
Balance at September 30, 2020	2,264	$23	$41,736	$(9,945)	$(255)	$31,559	$386	$31,945
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines, 144 terminals, and 700 billion cubic feet of working natural gas storage capacity. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, chemicals, metals and petroleum coke.

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

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For our May 31, 2021 evaluation, we grouped our businesses into six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals. See Note 3 for results of our May 31, 2021 goodwill impairment test.

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

The following table sets forth the allocation of net income (loss) available to shareholders of Class P shares and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Net Income (Loss) Available to Stockholders	$495	$455	$1,147	$(488)
Participating securities:
Less: Net Income allocated to restricted stock awards(a)	(4)	(3)	(10)	(9)
Net Income (Loss) Allocated to Class P Stockholders	$491	$452	$1,137	$(497)

Basic Weighted Average Shares Outstanding	2,267	2,263	2,265	2,263
Basic Earnings (Loss) Per Share	$0.22	$0.20	$0.50	$(0.22)
(a)As of September 30, 2021, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13	13
Convertible trust preferred securities	3	3	3	3

2. Acquisitions

As of September 30, 2021, our preliminary allocation of the purchase price for significant acquisitions completed during the nine months ended September 30, 2021 are detailed below.

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant & equipment	Deferred charges & other	Goodwill	Current liabilities	Long-term liabilities
			(In millions)
(1)	8/21	Kinetrex Energy	$318	$17	$49	$262	$64	$(6)	$(68)
(2)	7/21	Stagecoach Gas Services LLC	1,228	52	1,041	23	118	(6)	—

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1, 2021 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of operations.

(1) Kinetrex Energy Acquisition

On August 20, 2021, we completed the acquisition of Indianapolis-based Kinetrex Energy (Kinetrex) from an affiliate of Parallel49 Equity for $318 million, including a preliminary purchase price adjustment for working capital. Deferred charges and other within the preliminary purchase price allocation includes $63 million related to an equity investment and $199 million related to a customer relationship with an amortization period of approximately 10 years. Kinetrex is a supplier of liquefied natural gas in the Midwest and a producer and supplier of renewable natural gas (RNG) under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana and we commenced construction on three additional landfill-based RNG facilities in September 2021. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment.

(2) Stagecoach Acquisition

On July 9, 2021, we completed the acquisition of subsidiaries of Stagecoach Gas Services LLC (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1,228 million, including a preliminary purchase price adjustment for working capital. Deferred charges and other within the preliminary purchase price allocation relates to customer contracts with a weighted average amortization period of less than 2 years. The Stagecoach assets include 4 natural gas storage facilities with a total FERC-certificated working capacity of 41 Bcf and a network of FERC-regulated natural gas transportation pipelines with multiple interconnects to major interstate natural gas pipelines in the northeast region of the U.S., including TGP. The acquired assets complement and expand our natural gas pipeline and storage business and are included in our Natural Gas Pipelines business segment.

Goodwill

After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, the excess purchase price is assigned to goodwill. Goodwill is an intangible asset representing the future economic benefits expected to be derived from an acquisition that are not assigned to other identifiable, separately recognizable assets. We believe the primary items that generated our goodwill are both the value of the synergies created between the acquired assets and our pre-existing assets, and our expected ability to grow the business we acquired by leveraging our pre-existing business experience. Of our acquisitions made during the nine months ended September 30, 2021, goodwill of $118 million associated with our Stagecoach acquisition is tax deductible and we apply a look through method of recording deferred income taxes on the outside book-tax basis differences in our investments. As a result, no deferred income taxes are recorded associated with non-deductible goodwill recorded at the investee level.

Changes in the amounts of our goodwill for the nine months ended September 30, 2021 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Goodwill as of December 31, 2020	$14,249	$2,343	$928	$1,378	$151	$802	$—	$19,851
Acquisitions	118	—	—	—	—	—	64	182
Goodwill as of September 30, 2021	$14,367	$2,343	$928	$1,378	$151	$802	$64	$20,033

3. Losses and Gains on Impairments, Divestitures and Other Write-downs

We recognized the following pre-tax losses (gains) on impairments, divestitures and other write-downs, net on assets during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Natural Gas Pipelines
Impairment of long-lived and intangible assets(a)	$—	$—	$1,600	$—
Impairment of goodwill(a)	—	—	—	1,000
Gain on sale of interest in NGPL Holdings LLC(a)	—	—	(206)	—
Loss on write-down of related party note receivable(a)	—	—	117	—
Loss (gain) on divestitures of long-lived assets and other write-downs	—	11	(1)	11
Products Pipelines
Impairment of long-lived and intangible assets	—	—	—	21
Terminals
Impairment of long-lived and intangible assets	14	—	14	5
CO2
Impairment of goodwill(a)	—	—	—	600
Impairment of long-lived assets(a)	—	—	—	350
Gain on divestitures of long-lived assets, net	(11)	—	(8)	—
Other loss (gain) on divestitures of long-lived assets, net	1	—	(3)	—
Pre-tax loss on impairments, divestitures and other write-downs, net	$4	$11	$1,513	$1,987
(a)See below for a further discussion of these items.

Impairments

Long-lived Assets

During the second quarter 2021, we evaluated our South Texas gathering and processing assets within our Natural Gas Pipeline business segment for impairment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024. The long-lived asset impairment test involved two steps. Step one was an assessment as to whether the asset’s net book value was expected to be recovered from the estimated undiscounted future cash flows. To compute the estimated undiscounted future cash flows we included an unfavorable adjustment for upcoming contract expirations. With this inclusion, our South Texas gathering and processing assets failed step one. In step two, we utilized an income approach to estimate fair value and compared it to the carrying value. We applied an approximate 8.5% discount rate, a Level 3 input, which we believed represented the estimated weighted average cost of capital of a theoretical market participant. As a result of our evaluation, we recognized a non-cash, long-lived asset impairment of $1,600 million during the nine months ended September 30, 2021.

During the first half of 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment which resulted in a non-cash impairment of long-lived assets within our CO2 business segment shown in the above table during the nine months ended September 30, 2020.

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

During the first quarter of 2020, we conducted interim impairment tests of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units, and during the second quarter 2020, we conducted our annual impairment test of goodwill for all of our reporting units which resulted in non-cash impairments of goodwill within our CO2 and Natural Gas Pipelines business segments during the nine months ended September 30, 2020 as shown in the table above.

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

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the nine months ended September 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

Other Write-downs

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, driven by the recent impairment by Ruby of its assets, which is included within “Earnings from equity investments” in our accompanying consolidated statement of operations for the nine months ended September 30, 2021. The impairment at Ruby was the result of upcoming contract expirations and additional uncertainty identified in late February 2021 regarding the proposed development of a third party liquefied natural gas exporting facility that could significantly increase the demand for its services.

4. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	September 30, 2021	December 31, 2020
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2026(a)	$—	$—
$500 million credit facility due November 16, 2023(a)	—	—
Commercial paper notes	160	—
Current portion of senior notes
5.00%, due February 2021(b)	—	750
3.50%, due March 2021(b)	—	750
5.80%, due March 2021(b)	—	400
5.00%, due October 2021(c)	—	500
8.625%, due January 2022	260	—
4.15%, due March 2022	375	—
1.50%, due March 2022(d)	869	—
3.95% due September 2022	1,000	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	47	47
Total current portion of debt	2,822	2,558

Long-term debt (excluding current portion)
Senior notes	28,306	30,141
EPC Building, LLC, promissory note, 3.967%, due 2020 through 2035	353	364
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	219	223
Total long-term debt	28,988	30,838
Total debt(e)	$31,810	$33,396
(a)On August 20, 2021, we entered into an agreement for a new five-year credit facility and amended our existing credit facility discussed further in “—Credit Facilities and Restrictive Covenants” following.
(b)We repaid the principal amounts on these senior notes during the first quarter of 2021.
(c)These notes were repaid on July 1, 2021.
(d)Consists of senior notes denominated in Euros that have been converted to U.S. dollars. The September 30, 2021 balance is reported above at the exchange rate of 1.1580 U.S. dollars per Euro. As of September 30, 2021, the cumulative change in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase to our debt balance of $54 million related to these notes. The cumulative increase in debt due to the changes in exchange rates for the 1.50% notes due 2022 is offset by a corresponding change in the value of cross-currency swaps reflected in “Other current assets” and “Other current liabilities” on our accompanying consolidated balance sheets. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 6 “Risk Management—Foreign Currency Risk Management”).
(e)Excludes our “Debt fair value adjustments” which, as of September 30, 2021 and December 31, 2020, increased our total debt balances by $1,014 million and $1,293 million, respectively.

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

Credit Facilities and Restrictive Covenants

On August 20, 2021, we entered into a new $3.5 billion revolving credit facility (the “New Credit Facility”) due August 2026 with a syndicate of lenders, which can be increased by up to $1.0 billion if certain conditions, including the receipt of additional lender commitments, are met. Borrowings under the New Credit Facility may be used for working capital and other general corporate purposes. On the same date, we also entered into a first amendment (the “Amendment”) to our existing Revolving Credit Agreement, dated as of November 16, 2018 (as amended prior to the Amendment, the “Existing Credit

Facility”). The Amendment provides for certain amendments to the Existing Credit Facility to, among other things, reduce the Existing Credit Facility’s borrowing capacity to $500 million and terminate the letter of credit commitments and the swing line capacity thereunder. The combined credit facilities continue to support our $4 billion commercial paper program.

Depending on the type of loan request, our credit facility borrowings under our New Credit Facility bear interest at either (i) LIBOR adjusted for a eurocurrency funding reserve plus an applicable margin ranging from 1.000% to 1.750% per annum based on our credit ratings or (ii) the greatest of (1) the Federal Funds Rate plus 0.5%; (2) the Prime Rate; or (3) LIBOR for a one-month Eurodollar loan adjusted for a eurocurrency funding reserve, plus 1%, plus, in each case, an applicable margin ranging from 0.100% to 0.750% per annum based on our credit rating. Standby fees for the unused portion of the credit facility will be calculated at a rate ranging from 0.100% to 0.250%. The New Credit Facility also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.

The New Credit Facility contains financial and various other covenants that apply to us and our subsidiaries and are common in such agreements, including a maximum ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as defined in the New Credit Facility) of 5.50 to 1.00, for any four-fiscal-quarter period. Other negative covenants include restrictions on our and certain of our subsidiaries’ ability to incur debt, grant liens, make fundamental changes or engage in certain transactions with affiliates, or in the case of certain material subsidiaries, permit restrictions on dividends, distributions or making or prepayments of loans to us or any guarantor. The New Credit Facility also restricts our ability to make certain restricted payments if an event of default (as defined in the New Credit Facility) has occurred and is continuing or would occur and be continuing.

As of September 30, 2021, we had no borrowings outstanding under our credit facilities, $160 million in borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of September 30, 2021 was $3,759 million. As of September 30, 2021, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	September 30, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$32,824	$37,797	$34,689	$39,622

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2021 and December 31, 2020.

5. Stockholders’ Equity

Class P Stock

On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. Since December 2017, in total, we have repurchased approximately 32 million of our Class P shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Per share cash dividend declared for the period	$0.27	$0.2625	$0.81	$0.7875
Per share cash dividend paid in the period	0.27	0.2625	0.8025	0.775

On October 20, 2021, our board of directors declared a cash dividend of $0.27 per share for the quarterly period ended September 30, 2021, which is payable on November 15, 2021 to shareholders of record as of the close of business on November 1, 2021.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$—	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(444)	—	28	(416)
Loss reclassified from accumulated other comprehensive loss	181	—	—	181
Net current-period change in accumulated other comprehensive loss	(263)	—	28	(235)
Balance as of September 30, 2021	$(276)	$—	$(366)	$(642)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2019	$(7)	$—	$(326)	$(333)
Other comprehensive (loss) gain before reclassifications	(16)	1	21	6
Loss reclassified from accumulated other comprehensive loss	72	—	—	72
Net current-period change in accumulated other comprehensive (loss) income	56	1	21	78
Balance as of September 30, 2020	$49	$1	$(305)	$(255)

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

Energy Commodity Price Risk Management

As of September 30, 2021, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(15.9)	MMBbl
Crude oil basis	(6.4)	MMBbl
Natural gas fixed price	(29.5)	Bcf
Natural gas basis	(27.1)	Bcf
NGL fixed price	(1.0)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.4)	MMBbl
Crude oil basis	(8.7)	MMBbl
Natural gas fixed price	(8.7)	Bcf
Natural gas basis	(22.8)	Bcf
NGL fixed price	(1.9)	MMBbl

As of September 30, 2021, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2025.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of September 30, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$7,100	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	6,250	Mark-to-Market	December 2022
(a)The principal amount of hedged senior notes consisted of $750 million included in “Current portion of debt” and $6,350 million included in “Long-term debt” on our accompanying consolidated balance sheet.

During the nine months ended September 30, 2021, we entered into fixed-to-variable interest rate swap agreements with a combined notional principal amount of $375 million. These agreements were designated as accounting hedges and convert a portion of our fixed rate debt to variable rates through February 2028. In addition, we entered into variable-to-fixed interest rate swap agreements with a combined notional principal amount of $3,750 million. These agreements were not designated as accounting hedges and effectively fixed our LIBOR exposure for a portion of our fixed-to-variable interest rate swaps for 2022.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of September 30, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$13	$42	$(256)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	33	(96)	(8)
Subtotal		14	75	(352)	(41)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	127	119	(4)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	350	575	(14)	(7)
Subtotal		477	694	(18)	(10)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	49	—	(6)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	20	138	—	—
Subtotal		69	138	(6)	(6)
Total		560	907	(376)	(57)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	10	24	(63)	(21)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	—	(3)	—
Subtotal		14	24	(66)	(21)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	—	—	(1)	—
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	—	—	—
Subtotal		1	—	(1)	—
Total		15	24	(67)	(21)
Total derivatives		$575	$931	$(443)	$(78)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of September 30, 2021
Energy commodity derivative contracts(a)	$15	$13	$—	$28	$(26)	$—	$2
Interest rate contracts	—	478	—	478	(9)	—	469
Foreign currency contracts	—	69	—	69	(6)	—	63
As of December 31, 2020
Energy commodity derivative contracts(a)	$6	$93	$—	$99	$(35)	$—	$64
Interest rate contracts	—	694	—	694	(2)	—	692
Foreign currency contracts	—	138	—	138	(6)	—	132

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of September 30, 2021
Energy commodity derivative contracts(a)	$(111)	$(307)	$—	$(418)	$26	$135	$(257)
Interest rate contracts	—	(19)	—	(19)	9	—	(10)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
As of December 31, 2020
Energy commodity derivative contracts(a)	$(7)	$(56)	$—	$(63)	$35	$(8)	$(36)
Interest rate contracts	—	(10)	—	(10)	2	—	(8)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of operations and comprehensive income (loss):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(In millions)
Interest rate contracts	Interest, net	$(39)	$(50)	$(228)	$409

Hedged fixed rate debt(a)	Interest, net	$39	$50	$229	$(418)
(a)As of September 30, 2021, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $473 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
	(In millions)			(In millions)
Energy commodity derivative contracts	$(140)	$(143)	Revenues—Commodity sales	$(94)	$(47)
			Costs of sales	8	(7)
Interest rate contracts	1	—	Earnings from equity investments(c)	—	(1)
Foreign currency contracts	(33)	70	Other, net	(34)	61
Total	$(172)	$(73)	Total	$(120)	$6

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
	(In millions)			(In millions)
Energy commodity derivative contracts	$(514)	$(29)	Revenues—Commodity sales	$(167)	$(145)
			Costs of sales	10	(12)
Interest rate contracts	3	(9)	Earnings from equity investments(c)	—	(1)
Foreign currency contracts	(68)	17	Other, net	(79)	64
Total	$(579)	$(21)	Total	$(236)	$(94)
(a)We expect to reclassify approximately $181 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of September 30, 2021 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the nine months ended September 30, 2021, we recognized gains of $6 million associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(40)	$87	$(703)	$353
	Costs of sales	(7)	12	154	18
	Earnings from equity investments	(2)	—	(4)	—
Total(a)		$(49)	$99	$(553)	$371
(a)The three and nine months ended September 30, 2021 amounts include approximate losses of $24 million and $480 million, respectively, and the three and nine months ended September 30, 2020 amounts include approximate gains of $96 million and $349 million, respectively. These gains and losses were associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2021 and December 31, 2020, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2021, we had cash margins of $165 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2020, we had cash margins of $3 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at September 30, 2021 represents the net of our initial margin requirements of $30 million and counterparty variation margin requirements of $135 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of September 30, 2021, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $177 million of additional collateral.

7. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$836	$66	$181	$1	$(2)	$1,082
Fee-based services	190	244	93	10	—	537
Total services	1,026	310	274	11	(2)	1,619
Commodity sales
Natural gas sales	1,097	—	—	7	(3)	1,101
Product sales	372	247	8	279	(11)	895
Total commodity sales	1,469	247	8	286	(14)	1,996
Total revenues from contracts with customers	2,495	557	282	297	(16)	3,615
Other revenues(c)
Leasing services(d)	119	42	140	15	—	316
Derivatives adjustments on commodity sales	(71)	—	—	(63)	—	(134)
Other	12	6	—	8	1	27
Total other revenues	60	48	140	(40)	1	209
Total revenues	$2,555	$605	$422	$257	$(15)	$3,824

	Three Months Ended September 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$818	$69	$185	$1	$(2)	$1,071
Fee-based services	173	228	91	8	3	503
Total services	991	297	276	9	1	1,574
Commodity sales
Natural gas sales	507	—	—	1	(2)	506
Product sales	158	97	5	180	(5)	435
Total commodity sales	665	97	5	181	(7)	941
Total revenues from contracts with customers	1,656	394	281	190	(6)	2,515
Other revenues(c)
Leasing services(d)	119	42	143	13	—	317
Derivatives adjustments on commodity sales	(6)	—	—	46	—	40
Other	40	6	—	2	(1)	47
Total other revenues	153	48	143	61	(1)	404
Total revenues	$1,809	$442	$424	$251	$(7)	$2,919

	Nine Months Ended September 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,501	$191	$570	$1	$(2)	$3,261
Fee-based services	544	709	258	35	—	1,546
Total services	3,045	900	828	36	(2)	4,807
Commodity sales
Natural gas sales	5,090	—	—	9	(11)	5,088
Product sales	840	529	20	766	(34)	2,121
Total commodity sales	5,930	529	20	775	(45)	7,209
Total revenues from contracts with customers	8,975	1,429	848	811	(47)	12,016
Other revenues(c)
Leasing services(d)	356	128	427	42	—	953
Derivatives adjustments on commodity sales	(726)	(1)	—	(143)	—	(870)
Other	51	16	—	19	—	86
Total other revenues	(319)	143	427	(82)	—	169
Total revenues	$8,656	$1,572	$1,275	$729	$(47)	$12,185

	Nine Months Ended September 30, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,479	$215	$563	$1	$(2)	$3,256
Fee-based services	523	670	307	31	1	1,532
Total services	3,002	885	870	32	(1)	4,788
Commodity sales
Natural gas sales	1,385	—	—	1	(5)	1,381
Product sales	396	255	11	546	(22)	1,186
Total commodity sales	1,781	255	11	547	(27)	2,567
Total revenues from contracts with customers	4,783	1,140	881	579	(28)	7,355
Other revenues(c)
Leasing services(d)	346	126	404	34	—	910
Derivatives adjustments on commodity sales	35	—	—	173	—	208
Other	91	16	—	6	(1)	112
Total other revenues	472	142	404	213	(1)	1,230
Total revenues	$5,255	$1,282	$1,285	$792	$(29)	$8,585

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
(c)Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 6 for additional information related to our derivative contracts.
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

Contract Balances

As of September 30, 2021 and December 31, 2020, our contract asset balances were $62 million and $20 million, respectively. Of the contract asset balance at December 31, 2020, $14 million was transferred to accounts receivable during the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, our contract liability balances were $217 million and $239 million, respectively. Of the contract liability balance at December 31, 2020, $63 million was recognized as revenue during the nine months ended September 30, 2021.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2021 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Three months ended December 31, 2021	$1,178
2022	4,022
2023	3,186
2024	2,711
2025	2,277
Thereafter	14,018
Total	$27,392

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

8.  Reportable Segments

Financial information by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,541	$1,803	$8,611	$5,229
Intersegment revenues	14	6	45	26
Products Pipelines	605	442	1,572	1,282
Terminals
Revenues from external customers	421	423	1,273	1,282
Intersegment revenues	1	1	2	3
CO2	257	251	729	792
Corporate and intersegment eliminations	(15)	(7)	(47)	(29)
Total consolidated revenues	$3,824	$2,919	$12,185	$8,585

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,069	$1,091	$2,602	$2,284
Products Pipelines	279	223	792	719
Terminals	216	246	689	732
CO2	163	156	599	(453)
Total Segment EBDA	1,727	1,716	4,682	3,282
DD&A	(526)	(539)	(1,595)	(1,636)
Amortization of excess cost of equity investments	(21)	(32)	(56)	(99)
General and administrative and corporate charges	(167)	(150)	(465)	(472)
Interest, net	(368)	(383)	(1,122)	(1,214)
Income tax expense	(134)	(140)	(248)	(304)
Total consolidated net income (loss)	$511	$472	$1,196	$(443)

	September 30, 2021	December 31, 2020
	(In millions)
Assets
Natural Gas Pipelines	$47,576	$48,597
Products Pipelines	9,118	9,182
Terminals	8,507	8,639
CO2	2,808	2,478
Corporate assets(b)	1,631	3,077
Total consolidated assets	$69,640	$71,973
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

9.  Income Taxes

Income tax expense included in our accompanying consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except percentages)
Income tax expense	$134	$140	$248	$304
Effective tax rate	20.8%	22.9%	17.2%	(218.7)%
The effective tax rate for the three months ended September 30, 2021 is slightly lower than the statutory federal rate of 21% primarily due to dividend-received deductions from our investments in Citrus Corporation (Citrus), NGPL Holdings and Products (SE) Pipe Line Corporation (PPL), partially offset by state income taxes.

The effective tax rates for the three months ended September 30, 2020 is higher than the statutory federal rate of 21% primarily due to state income taxes.

The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory federal rate of 21% primarily due to the release of the valuation allowance on our investment in NGPL Holdings upon the sale of a partial interest in NGPL Holdings, and dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

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

While we would normally expect a federal income tax benefit from our loss before income taxes for the nine months ended September 30, 2020, because a tax benefit is not allowed on the goodwill impairment, we incurred an income tax expense for these periods.

10.   Litigation and Environmental

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

On June 3, 2019, Eni USA filed a second Notice of Arbitration against GLNG asserting the same breach of contract claims that had been asserted in the first arbitration and alleging that GLNG negligently misrepresented certain facts or contentions in the first arbitration. Eni USA’s second arbitration sought to recover as damages some or all of the payments made by Eni USA to satisfy the Final Order and Judgment of the Court of Chancery. In response, GLNG filed a complaint with the Court of Chancery together with a motion seeking to permanently enjoin the second arbitration. On cross-appeals from an Order and Final Judgment of the Court of Chancery, the Delaware Supreme Court ruled in favor of GLNG on November 17, 2020 and a permanent injunction was entered prohibiting Eni USA from pursuing the second arbitration, including the breach of contract and negligent misrepresentation claims therein. On October 4, 2021, the U.S. Supreme Court denied Eni USA’s petition for writ of certiorari. Consequently, Eni USA remains permanently enjoined from pursuing the second arbitration and the claims asserted therein.

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

Continental Resources, Inc. v. Hiland Partners Holdings, LLC

On December 8, 2017, Continental Resources, Inc. (CLR) filed an action in Garfield County, Oklahoma state court alleging that Hiland Partners Holdings, LLC (Hiland Partners) breached a Gas Purchase Agreement, dated November 12, 2010, as amended (GPA), by failing to receive and purchase all of CLR’s dedicated gas under the GPA (produced in three North Dakota counties).  CLR also alleged fraud, maintaining that Hiland Partners promised the construction of several additional facilities to process the gas without an intention to build the facilities. Hiland Partners denied these allegations, but the parties entered into a settlement agreement in June 2018, under which CLR agreed to release all of its claims in exchange for Hiland Partners’ construction of 10 infrastructure projects by November 1, 2020. CLR has filed an amended petition in which it asserts that Hiland Partners’ failure to construct certain facilities by specific dates nullifies the release contained in the settlement agreement. CLR’s amended petition makes additional claims under both the GPA and a May 8, 2008 gas purchase contract covering additional North Dakota counties, including CLR’s contention that Hiland Partners is not allowed to deduct third-party processing fees from the gas purchase price. CLR seeks damages in excess of $276 million. Hiland Partners denies and will vigorously defend against these claims.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed suit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $98 million, plus attorney fees and interest. We believe that our declaration of force majeure is valid and appropriate and intend to vigorously defend against Freeport’s claims.

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

General

As of September 30, 2021 and December 31, 2020, our total reserve for legal matters was $192 million and $273 million, respectively.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. EPEC entered into two Administrative Orders on Consent (AOCs) with the EPA which obligate them to investigate and characterize contamination at the Site. EPEC is part of a joint defense group of approximately 44 cooperating parties which is directing and funding the AOC work required by the EPA. We have established a reserve for the anticipated cost of compliance with these two AOCs. On March 4, 2016, the EPA issued a Record of Decision (ROD) for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, are engaged in discussions with the EPA as a result thereof. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the lower eight mile ROD. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. The cleanup plan in the ROD is estimated to cost $440 million. No timeline for the cleanup has been established. Certain PRPs, including EPEC, are engaged in discussions with the EPA concerning the upper nine miles. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the upper nine mile ROD. Until the ongoing discussions with the EPA conclude, we are unable to reasonably estimate the extent of our potential liability. We do not anticipate that our share of the costs to resolve this matter, including the costs of any remediation of the Site, will have a material adverse impact to our business.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In May 2019, the U.S. District Court ordered the case to be remanded to the state district court for Plaquemines Parish. The defendants appealed that decision. On August 10, 2020, the Fifth Circuit affirmed remand. The defendants filed a motion for rehearing. On August 5, 2021, the Fifth Circuit remanded the case to the U.S. District Court to determine whether there is federal officer jurisdiction. The case remains effectively stayed pending a ruling by the U.S. District Court on the federal officer issue. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We will continue to vigorously defend this case.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of September 30, 2021 and December 31, 2020, we have accrued a total reserve for environmental liabilities in the amount of $242 million and $250 million, respectively. In addition, as of both September 30, 2021 and December 31, 2020, we had a receivable of $12 million recorded for expected cost recoveries that have been deemed probable.

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

Long-lived Asset Impairment

During the second quarter 2021 we recognized a non-cash, long-lived asset impairment of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipeline business segment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024.

Stagecoach Acquisition

On July 9, 2021, we completed the acquisition of subsidiaries of Stagecoach Gas Services LLC (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1,228 million, including a preliminary purchase price adjustment for working capital. The Stagecoach assets include 4 natural gas storage facilities with a total FERC-certificated working capacity of 41 Bcf and a network of FERC-regulated natural gas transportation pipelines with multiple interconnects to major interstate natural gas pipelines in the northeast region of the U.S., including TGP. The acquired assets are included in our Natural Gas Pipelines business segment.

Kinetrex Energy Acquisition

On August 20, 2021, we completed the acquisition of Indianapolis-based Kinetrex Energy (Kinetrex) from an affiliate of Parallel49 Equity for $318 million, including a preliminary purchase price adjustment for working capital. Kinetrex is a supplier of liquefied natural gas in the Midwest and a producer and supplier of renewable natural gas (RNG) under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana and we commenced construction on three additional landfill-based RNG facilities in September 2021. The acquired assets are included as part of our new Energy Transition Ventures group within our CO2 business segment.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the nine months ended September 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

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

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 8, “Reportable Segments”) and Net income (loss) attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three and nine months ended September 30, 2021 and 2020 present Segment EBDA and Net income (loss) attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Net Debt

Net Debt is calculated, based on amounts as of September 30, 2021, by subtracting the following amounts from our debt balance of $32,824 million: (i) cash and cash equivalents of $102 million; (ii) debt fair value adjustments of $1,014 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $90 million for which we have entered into currency swaps. Net Debt is a non-GAAP financial measure that is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended September 30,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,069	$1,091	$(22)	(2)%
Products Pipelines	279	223	56	25%
Terminals	216	246	(30)	(12)%
CO2	163	156	7	4%
Total Segment EBDA	1,727	1,716	11	1%
DD&A	(526)	(539)	13	2%
Amortization of excess cost of equity investments	(21)	(32)	11	34%
General and administrative and corporate charges	(167)	(150)	(17)	(11)%
Interest, net	(368)	(383)	15	4%
Income before income taxes	645	612	33	5%
Income tax expense	(134)	(140)	6	4%
Net income	511	472	39	8%
Net income attributable to noncontrolling interests	(16)	(17)	1	6%
Net income attributable to Kinder Morgan, Inc.	$495	$455	$40	9%

	Nine Months Ended September 30,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,602	$2,284	$318	14%
Products Pipelines	792	719	73	10%
Terminals	689	732	(43)	(6)%
CO2	599	(453)	1,052	232%
Total Segment EBDA	4,682	3,282	1,400	43%
DD&A	(1,595)	(1,636)	41	3%
Amortization of excess cost of equity investments	(56)	(99)	43	43%
General and administrative and corporate charges	(465)	(472)	7	1%
Interest, net	(1,122)	(1,214)	92	8%
Income (loss) before income taxes	1,444	(139)	1,583	1,139%
Income tax expense	(248)	(304)	56	18%
Net income (loss)	1,196	(443)	1,639	370%
Net income attributable to noncontrolling interests	(49)	(45)	(4)	(9)%
Net income (loss) attributable to Kinder Morgan, Inc.	$1,147	$(488)	$1,635	335%
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net income attributable to Kinder Morgan, Inc. increased $40 million and $1,635 million for the three and nine months ended September 30, 2021, respectively, as compared to the respective prior year periods. The third quarter increase in results were impacted by higher earnings from our Products Pipelines business segment, lower interest expense and DD&A expense (including amortization of excess cost of equity investments) partially offset by lower earnings from our Terminals and Natural Gas Pipelines business segments and higher general and administrative and corporate charges expense. The year-to-date increase was primarily impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm and therefore largely nonrecurring, and a decrease of $362 million of impairments in 2021 as compared to 2020 primarily reflecting the $1,600 million pre-tax non-cash asset impairment loss related to South Texas gathering and processing assets within our Natural Gas Pipeline segment in 2021 compared to the combined $1,950 million of non-cash impairments recognized in 2020 of goodwill associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units and non-cash asset impairments of certain oil and gas producing assets in our CO2 business segment. The impacts of the long-lived asset impairments for both periods were partially offset by associated tax benefits. The year-to-date increase was also impacted by higher earnings from our Products Pipelines business segment, lower interest expense and DD&A expense (including amortization of excess cost of equity investments) partially offset by lower earnings from our Terminals business segment.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended September 30,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,069	$21	$1,090	$1,091	$(9)	$1,082	$8
Products Pipelines	279	1	280	223	46	269	11
Terminals	216	17	233	246	—	246	(13)
CO2	163	(9)	154	156	(2)	154	—
Total Segment EBDA(a)	1,727	30	1,757	1,716	35	1,751	6
DD&A and amortization of excess cost of equity investments	(547)	—	(547)	(571)	—	(571)	24
General and administrative and corporate charges(a)	(167)	—	(167)	(150)	11	(139)	(28)
Interest, net(a)	(368)	(8)	(376)	(383)	(8)	(391)	15
Income before income taxes	645	22	667	612	38	650	17
Income tax expense(b)	(134)	(12)	(146)	(140)	(8)	(148)	2
Net income	511	10	521	472	30	502	19
Net income attributable to noncontrolling interests(a)	(16)	—	(16)	(17)	—	(17)	1
Net income attributable to Kinder Morgan, Inc.	$495	$10	$505	$455	$30	$485	$20

	Nine Months Ended September 30,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$2,602	$1,646	$4,248	$2,284	$993	$3,277	$971
Products Pipelines	792	44	836	719	50	769	67
Terminals	689	17	706	732	—	732	(26)
CO2	599	(3)	596	(453)	938	485	111
Total Segment EBDA(a)	4,682	1,704	6,386	3,282	1,981	5,263	1,123
DD&A and amortization of excess cost of equity investments	(1,651)	—	(1,651)	(1,735)	—	(1,735)	84
General and administrative and corporate charges(a)	(465)	—	(465)	(472)	36	(436)	(29)
Interest, net(a)	(1,122)	(17)	(1,139)	(1,214)	(8)	(1,222)	83
Income (loss) before income taxes	1,444	1,687	3,131	(139)	2,009	1,870	1,261
Income tax expense(b)	(248)	(439)	(687)	(304)	(114)	(418)	(269)
Net income (loss)	1,196	1,248	2,444	(443)	1,895	1,452	992
Net income attributable to noncontrolling interests(a)	(49)	—	(49)	(45)	—	(45)	(4)
Net income (loss) attributable to Kinder Morgan, Inc.	$1,147	$1,248	$2,395	$(488)	$1,895	$1,407	$988
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $20 million and $988 million for the three and nine months ended September 30, 2021, respectively, as compared to the respective prior year periods. The third quarter increase was primarily due to higher earnings from our Products Pipelines and Natural Gas Pipelines business segments and lower DD&A expense (including amortization of excess cost of equity investments) and interest expense partially offset by higher general and administrative and corporate charges expense and lower earnings from our Terminals business segment. The year-to-date increase was impacted by higher earnings from our Natural Gas Pipelines and CO2 business segments primarily related to the February 2021 winter storm, and therefore largely nonrecurring, higher earnings from our Products Pipelines business segment and lower DD&A expense (including amortization of excess cost of equity investments) and interest expense partially offset by higher general and administrative and corporate charges expense and lower earnings from our Terminals business segment.

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)	$495	$455	$1,147	$(488)
Total Certain Items	10	30	1,248	1,895
Adjusted Earnings(a)	505	485	2,395	1,407
DD&A and amortization of excess cost of equity investments for DCF(b)	612	662	1,854	2,012
Income tax expense for DCF(a)(b)	165	171	754	484
Cash taxes(b)	(12)	(49)	(56)	(57)
Sustaining capital expenditures(b)	(241)	(177)	(558)	(477)
Other items(c)	(16)	(7)	(22)	(22)
DCF	$1,013	$1,085	$4,367	$3,347

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,090	$1,082	$4,248	$3,277
Products Pipelines	280	269	836	769
Terminals	233	246	706	732
CO2	154	154	596	485
Adjusted Segment EBDA(a)	1,757	1,751	6,386	5,263
General and administrative and corporate charges(a)	(167)	(139)	(465)	(436)
Joint venture DD&A and income tax expense(a)(b)	84	114	270	343
Net income attributable to noncontrolling interests(a)	(16)	(17)	(49)	(45)
Adjusted EBITDA	1,658	1,709	6,142	5,125
Interest, net(a)	(376)	(391)	(1,139)	(1,222)
Cash taxes(b)	(12)	(49)	(56)	(57)
Sustaining capital expenditures(b)	(241)	(177)	(558)	(477)
Other items(c)	(16)	(7)	(22)	(22)
DCF	$1,013	$1,085	$4,367	$3,347

Adjusted Earnings per share	$0.22	$0.21	$1.05	$0.62
Weighted average shares outstanding for dividends(d)	2,279	2,276	2,278	2,276
DCF per share	$0.44	$0.48	$1.92	$1.47
Declared dividends per share	$0.27	$0.2625	$0.81	$0.7875
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
(c)Includes pension contributions, non-cash pension expense and non-cash compensation associated with our restricted stock program.
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)(a)	$495	$455	$1,147	$(488)
Certain Items:
Fair value amortization	(7)	(5)	(15)	(17)
Legal, environmental and taxes other than income tax reserves	—	46	112	38
Change in fair value of derivative contracts(b)	22	(6)	64	(10)
Loss on impairments, divestitures and other write-downs, net(c)	4	11	1,515	382
Loss on impairments of goodwill(d)	—	—	—	1,600
COVID-19 costs	—	11	—	11
Income tax Certain Items	(12)	(8)	(439)	(114)
Other	3	(19)	11	5
Total Certain Items(e)	10	30	1,248	1,895
DD&A and amortization of excess cost of equity investments	547	571	1,651	1,735
Income tax expense(f)	146	148	687	418
Joint venture DD&A and income tax expense(f)(g)	84	114	270	343
Interest, net(f)	376	391	1,139	1,222
Adjusted EBITDA	$1,658	$1,709	$6,142	$5,125
(a)In prior periods, Net income (loss) was considered the comparable GAAP measure and has been updated to Net income (loss) attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures.
(b)Gains or losses are reflected in our DCF when realized.
(c)Three and nine months ended September 30, 2021 amounts include a non-cash impairment of $14 million related to the reclassification of an asset to held for sale within our Terminals business segment, offset partially by a gain of $10 million on the sale of assets within our CO2 business segment. Nine months ended September 30, 2021 amount also includes a pre-tax non-cash impairment loss of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipelines business segment resulting from lower expectations regarding the volumes and rates associated with re-contracting and a write-down of $117 million, reported within “Earnings from equity investments” on the accompanying consolidated statement of operations, on a long-term subordinated note receivable from an equity investee, Ruby, offset partially by a pre-tax gain of $206 million, reported within “Other, net” on the accompanying consolidated statement of operations, associated with the sale of a partial interest in our equity investment in NGPL Holdings. Nine months ended September 30, 2020 amount includes a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil prices and $21 million for asset impairments in our Products Pipelines business segment. Except as otherwise noted above, these amounts are reported within “Loss on impairments and divestitures, net” on the accompanying consolidated statement of operations.
(d)Nine months ended September 30, 2020 amount includes non-cash impairments of goodwill of $1,000 million and $600 million associated with our Natural Gas Pipelines Non-Regulated and our CO2 reporting units, respectively.
(e)Three months ended September 30, 2021 and 2020 amounts include $2 million and $(4) million, respectively, and nine months ended September 30, 2021 and 2020 amounts include $129 million and $(4) million, respectively, reported within “Earnings from equity investments” on our consolidated statements of operations.
(f)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(g)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions)
DD&A (GAAP)	$526	$539	$1,595	$1,636
Amortization of excess cost of equity investments (GAAP)	21	32	56	99
DD&A and amortization of excess cost of equity investments	547	571	1,651	1,735
Joint venture DD&A	65	91	203	277
DD&A and amortization of excess cost of equity investments for DCF	$612	$662	$1,854	$2,012

Income tax expense (GAAP)	$134	$140	$248	$304
Certain Items	12	8	439	114
Income tax expense(a)	146	148	687	418
Unconsolidated joint venture income tax expense(a)(b)	19	23	67	66
Income tax expense for DCF(a)	$165	$171	$754	$484

Additional joint venture information
Unconsolidated joint venture DD&A	$76	$101	$236	$306
Less: Consolidated joint venture partners’ DD&A	11	10	33	29
Joint venture DD&A	65	91	203	277
Unconsolidated joint venture income tax expense(a)(b)	19	23	67	66
Joint venture DD&A and income tax expense(a)	$84	$114	$270	$343

Unconsolidated joint venture cash taxes(b)	$(13)	$(41)	$(47)	$(51)

Unconsolidated joint venture sustaining capital expenditures	$(29)	$(32)	$(81)	$(84)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(2)	(5)	(4)
Joint venture sustaining capital expenditures	$(27)	$(30)	$(76)	$(80)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$2,555	$1,809	$8,656	$5,255
Operating expenses	(1,634)	(878)	(4,981)	(2,455)
Loss on impairments and divestitures, net	—	(11)	(1,599)	(1,011)
Other income	—	—	2	1
Earnings from equity investments	144	169	311	484
Other, net	4	2	213	10
Segment EBDA	1,069	1,091	2,602	2,284
Certain Items(a)	21	(9)	1,646	993
Adjusted Segment EBDA	$1,090	$1,082	$4,248	$3,277

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$8		$971

Volumetric data(b)
Transport volumes (BBtu/d)	38,527	37,475	38,593	37,887
Sales volumes (BBtu/d)	2,616	2,382	2,480	2,330
Gathering volumes (BBtu/d)	2,808	2,925	2,662	3,109
NGLs (MBbl/d)	29	22	30	27
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $21 million and $1,646 million for the three and nine months ended September 30, 2021, respectively, and $(9) million and $993 million for the three and nine months ended September 30, 2020, respectively. Three and nine months ended September 30, 2021 amounts include decreases in revenues of $14 million and $36 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales. Nine months ended September 30, 2021 amount also includes a pre-tax non-cash asset impairment loss of $1,600 million resulting from lower expectations regarding the volumes and rates associated with re-contracting related to our South Texas gathering and processing assets, a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a litigation reserve partially offset by a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings. Three and nine months ended September 30, 2020 amounts both include an increase in revenues of $(14) million of amortization of regulatory liabilities, largely offset by non-cash amounts related to mark-to-market derivative contracts. Nine months ended September 30, 2020 amount also includes a $1,000 million non-cash goodwill impairment on our Natural Gas Pipelines Non-Regulated reporting unit.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented. Volumes for acquired pipelines are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$29	11%
East Region	8	1%
West Region	(29)	(11)%
Total Natural Gas Pipelines	$8	1%

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$998	123%
East Region	25	1%
West Region	(52)	(7)%
Total Natural Gas Pipelines	$971	30%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:
•$29 million (11%) and $998 million (123%) increases, respectively, in Midstream were primarily due to (i) higher equity earnings due to the Permian Highway Pipeline being placed in service in January 2021; (ii) higher sales margins driven by higher commodity prices on our Texas intrastate natural gas pipeline operations; (iii) higher earnings on Kinder Morgan Altamont LLC primarily due to higher commodity prices and volumes; and (iv) higher volumes on our Hiland Midstream assets. The year-to-date increase was also impacted by higher commodity prices as a result of the February 2021 winter storm on our South Texas assets and Texas intrastate natural gas pipeline operations partially offset by the impacts of lower volumes on KinderHawk and certain purchase contract obligations on our Oklahoma assets. Overall Midstream’s revenues increased primarily due to higher commodity prices which was partially offset by corresponding increases in costs of sales;
•$8 million (1%) and $25 million (1%) increases, respectively, in the East Region were primarily due to our July 2021 acquisition of the Stagecoach assets partially offset by lower earnings on Fayetteville Express Pipeline LLC driven by lower revenues resulting from contract expirations. The year-to-date increase was also impacted by higher earnings from TGP due to weather-driven increases in reservation and park and loan revenues mostly during the first quarter of 2021 and increased earnings from Elba Liquefaction Company, L.L.C. resulting from the liquefaction units of the Elba Liquefaction project being fully operational as of August 2020; and
•$29 million (11%) and $52 million (7%) decreases, respectively, in the West Region were primarily due to lower earnings from Wyoming Interstate Company, LLC, Colorado Interstate Gas Company, L.L.C. and Cheyenne Plains Gas Pipeline Company, L.L.C. driven by lower revenues due to contract expirations and lower equity earnings from Ruby. The third quarter decrease was also impacted by lower earnings from EPNG driven by lower park and loan revenues.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$605	$442	$1,572	$1,282
Operating expenses	(341)	(233)	(828)	(585)
Loss on impairments and divestitures, net	—	—	—	(21)
Earnings from equity investments	15	14	48	42
Other, net	—	—	—	1
Segment EBDA	279	223	792	719
Certain Items(a)	1	46	44	50
Adjusted Segment EBDA	$280	$269	$836	$769

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$11		$67

Volumetric data(b)
Gasoline(c)	1,023	941	987	888
Diesel fuel	389	383	395	371
Jet fuel	250	160	217	184
Total refined product volumes	1,662	1,484	1,599	1,443
Crude and condensate	491	530	503	570
Total delivery volumes (MBbl/d)	2,153	2,014	2,102	2,013
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $1 million and $44 million for the three and nine months ended September 30, 2021, respectively, and $46 million and $50 million for the three and nine months ended September 30, 2020, respectively. Nine month 2021 amount includes increases in expense of $28 million and $15 million related to a litigation reserve and an environmental reserve adjustment, respectively. Three and nine month 2020 amounts both include a $46 million unfavorable rate case reserve adjustment. Nine month 2020 amount also includes a non-cash loss on impairment of our Belton Terminal of $21 million partially offset by a $17 million favorable adjustment for tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$17	15%
Southeast Refined Products	6	10%
Crude and Condensate	(12)	(12)%
Total Products Pipelines	$11	4%

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$38	11%
Southeast Refined Products	39	25%
Crude and Condensate	(10)	(4)%
Total Products Pipelines	$67	9%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:
•$17 million (15%) and $38 million (11%) increases, respectively, in West Coast Refined Products were primarily due to increased earnings on Pacific (SFPP), and to a lesser extent, on Calnev Pipe Line LLC and West Coast terminals driven by higher revenues from the continued recovery of volumes in 2021 compared to 2020 which was impacted by COVID-19, partially offset by higher operating expense primarily as a result of higher integrity management spending on SFPP;
•$6 million (10%) and $39 million (25%) increases, respectively, in Southeast Refined Products were primarily due to South East Terminals resulting from increased revenues from higher volumes driven by continued recovery of volumes from 2020. The year-to-date increase was also driven by higher 2021 earnings at our Transmix processing operations primarily due to higher prices and first quarter 2020 unfavorable inventory adjustments, and an increase in equity earnings from Products (SE) Pipe Line primarily due to product net gains resulting from higher prices; and
•$12 million (12%) and $10 million (4%) decreases, respectively, in Crude and Condensate were primarily due to decreased earnings from the Bakken Crude assets and KM Condensate Processing Facility (KMCC - Splitter) partially offset by increased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC). The Bakken Crude assets’ decreased earnings were driven by lower volumes, contracts renewed at lower average rates, and contract expirations partially offset by lower field operating expenses. KMCC - Splitter’s decreased earnings were driven by higher field maintenance expenses. KMCC’s increased earnings were primarily due to higher deficiency revenues and lower field operating expense partially offset by contract expirations. Bakken Crude assets’ and KMCC’s year-to-date changes respectively, were also impacted by first quarter 2020 unfavorable inventory valuation adjustments. In addition, increased marketing activities within KMCC have resulted in third quarter and year-to-date increases in revenues with corresponding increases in cost of sales.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$422	$424	$1,275	$1,285
Operating expenses	(200)	(185)	(588)	(570)
Loss on impairments and divestitures, net	(14)	—	(14)	(5)
Other income	4	—	4	—
Earnings from equity investments	3	7	10	19
Other, net	1	—	2	3
Segment EBDA	216	246	689	732
Certain Items(a)	17	—	17	—
Adjusted Segment EBDA	$233	$246	$706	$732

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(13)		$(26)

Volumetric data(b)
Liquids leasable capacity (MMBbl)	79.9	79.6	79.9	79.6
Liquids utilization %(c)	94.2%	96.3%	94.2%	96.3%
Bulk transload tonnage (MMtons)	13.5	11.3	38.1	35.4
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $17 million for both three and nine months ended September 30, 2021 primarily resulting from a pre-tax non-cash impairment loss of $14 million related to the reclassification of an asset to held for sale.
Other
(b)Volumes for assets sold are excluded for all periods presented.
(c)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Marine operations	$(15)	(29)%
Gulf Central	5	19%
Mid Atlantic	4	40%
Northeast	(2)	(7)%
All others (including intrasegment eliminations)	(5)	(4)%
Total Terminals	$(13)	(5)%

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Marine operations	$(39)	(25)%
Gulf Central	(7)	(8)%
Mid Atlantic	8	21%
Northeast	9	13%
All others (including intrasegment eliminations)	3	1%
Total Terminals	$(26)	(4)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:
•$15 million (29%) and $39 million (25%) decreases, respectively, in Marine operations were primarily due to lower fleet utilization and average charter rates;
•$5 million (19%) increase and $7 million (8%) decrease, respectively, in the Gulf Central terminals. The third quarter increase in earnings was primarily due to higher revenues resulting from higher ethanol, petroleum coke, and coal volumes. The year-to-date decrease in earnings was primarily driven by unfavorable petroleum coke volumes due to refinery outages associated with the February 2021 winter storm as well as an increase in property tax expense at Battleground Oil Specialty Terminal Company LLC;
•$4 million (40%) and $8 million (21%) increases, respectively, in the Mid Atlantic terminals were primarily due to higher coal volumes at our Pier IX facility; and
•$2 million (7%) decrease and $9 million (13%) increase, respectively, in the Northeast terminals. The year-to-date increase was primarily driven by increased revenues associated with higher throughput levels and new contracts.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In millions, except operating statistics)
Revenues	$257	$251	$729	$792
Operating expenses	(112)	(99)	(161)	(312)
Gain (loss) on impairments and divestitures, net	11	—	8	(950)
Earnings from equity investments	7	4	23	17
Segment EBDA	163	156	599	(453)
Certain Items(a)	(9)	(2)	(3)	938
Adjusted Segment EBDA	$154	$154	$596	$485

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$—		$111

Volumetric data
SACROC oil production	20.1	21.2	19.9	22.1
Yates oil production	6.5	6.4	6.5	6.7
Katz and Goldsmith oil production	2.1	2.6	2.3	2.8
Tall Cotton oil production	1.1	1.4	1.0	1.9
Total oil production, net (MBbl/d)(b)	29.8	31.6	29.7	33.5
NGL sales volumes, net (MBbl/d)(b)	9.7	9.1	9.3	9.4
CO2 sales volumes, net (Bcf/d)	0.4	0.4	0.4	0.5
Realized weighted average oil price ($ per Bbl)	$53.03	$54.83	$52.21	$53.28
Realized weighted average NGL price ($ per Bbl)	$28.01	$17.65	$23.73	$17.77
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $(9) million and $(3) million for the three and nine months ended September 30, 2021, respectively, and $(2) million and $938 million for the three and nine months ended September 30, 2020, respectively. Nine month 2020 amount primarily resulted from a $600 million goodwill impairment on our CO2 reporting unit and non-cash impairments of $350 million on our oil and gas producing assets.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:

Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$(42)	(40)%
Source and Transportation activities	40	82%
Subtotal	(2)	(1)%
Energy Transition Ventures	2	n/a
Total CO2	$—	—%

Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$73	23%
Source and Transportation activities	36	22%
Subtotal	109	22%
Energy Transition Ventures	2	n/a
Total CO2	$111	23%
n/a - not applicable

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2021 and 2020:
•$42 million (40%) decrease and $73 million (23%) increase, respectively, in Oil and Gas Producing activities. The third quarter decrease was primarily due to a settlement for a terminated affiliate purchase contract with Source and Transportation activities which increased operating expenses by $38 million and lower crude oil sales revenues of $14 million due to lower volumes and realized prices partially offset by higher realized NGL prices which increased revenues by $12 million. The year-to-date increase was primarily due to lower operating expenses of $118 million driven by a benefit in the 2021 period realized from returning power to the grid by curtailing oil production during the February 2021 winter storm, net of the impact of the terminated affiliate contract noted above, and higher realized NGL prices which increased revenues by $27 million, partially offset by lower crude oil volumes which decreased revenues by $45 million, driven in part, by the curtailed oil production and by lower realized crude oil prices which decreased revenues by $22 million; and
•$40 million (82%) and $36 million (22%) increases, respectively, in Source and Transportation activities primarily due to a settlement for a terminated affiliate sales contract with Oil and Gas Producing activities which resulted in an increase in revenues of $38 million. The year-to-date increase was also impacted by a decrease in revenues of $19 million related to lower CO2 sales volumes partially offset by an increase in equity earnings of $6 million and lower operating expenses of $5 million.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of September 30, 2021.

	Remaining 2021	2022	2023	2024	2025
Crude Oil(a)
Price ($ per Bbl)	$50.38	$53.41	$51.70	$50.97	$52.19
Volume (MBbl/d)	25.70	17.00	11.20	5.90	2.85
NGLs
Price ($ per Bbl)	$36.39	$47.76
Volume (MBbl/d)	6.03	2.56
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.26	$0.59
Volume (MBbl/d)	24.55	14.00
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended September 30,		Earnings increase/(decrease)
	2021	2020
	(In millions, except percentages)
DD&A (GAAP)	$(526)	$(539)	$13	2%

General and administrative (GAAP)	$(174)	$(153)	$(21)	(14)%
Corporate benefit	7	3	4	133%
Certain Items(a)	—	11	(11)	(100)%
General and administrative and corporate charges(b)	$(167)	$(139)	$(28)	(20)%

Interest, net (GAAP)	$(368)	$(383)	$15	4%
Certain Items(c)	(8)	(8)	—	—%
Interest, net(b)	$(376)	$(391)	$15	4%

Net income attributable to noncontrolling interests (GAAP)	$(16)	$(17)	$1	6%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(16)	$(17)	$1	6%

	Nine Months Ended September 30,		Earnings increase/(decrease)
	2021	2020
	(In millions, except percentages)
DD&A (GAAP)	$(1,595)	$(1,636)	$41	3%

General and administrative (GAAP)	$(490)	$(461)	$(29)	(6)%
Corporate benefit (charges)	25	(11)	36	327%
Certain Items(a)	—	36	(36)	(100)%
General and administrative and corporate charges(b)	$(465)	$(436)	$(29)	(7)%

Interest, net (GAAP)	$(1,122)	$(1,214)	$92	8%
Certain Items(c)	(17)	(8)	(9)	(113)%
Interest, net(b)	$(1,139)	$(1,222)	$83	7%

Net income attributable to noncontrolling interests (GAAP)	$(49)	$(45)	$(4)	(9)%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(49)	$(45)	$(4)	(9)%
Certain items
(a)Three and nine month 2020 amounts both include an increase in expense of $11 million related to costs incurred associated with COVID-19 mitigation. Nine month 2020 amount also includes an increase in expense of $23 million associated with the non-cash fair value adjustment of and the dividend accrual prior to the sale of our investment in Pembina common stock.
(b)Amounts are adjusted for Certain Items.
(c)Three and nine month 2021 amounts include decreases in interest expense of $7 million and $15 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions. Three and nine month 2020 amounts include (i) decreases in interest expense of $5 million and $17 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and (ii) a decrease in expense of $3 million and an increase in expense of $11 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.
(d)Three and nine months ended September 30, 2021 and 2020 amounts each include less than $1 million of noncontrolling interests associated with Certain Items.

General and administrative expenses and corporate charges adjusted for Certain Items for the three and nine months ended September 30, 2021 when compared with the respective prior year periods increased $28 million and $29 million, respectively, primarily due to lower capitalized costs of $18 million and $41 million, respectively, reflecting reduced capital spending primarily by our Natural Gas Pipelines business segment, non-recurring cost savings realized in the 2020 period as a result of the global pandemic of $10 million and $17 million, respectively, and higher benefit-related costs of $10 million and $16 million, respectively, partially offset by $12 million and $36 million, respectively, of cost savings in the 2021 period associated with organizational efficiency efforts, and lower pension costs of $4 million and $14 million, respectively.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items for the three and nine months ended September 30, 2021 when compared with the respective prior year periods decreased $15 million and $83 million, respectively, primarily due to lower long-term debt balances, lower LIBOR rates, and lower long-term interest rates, partially offset by lower capitalized interest.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2021 and December 31, 2020, approximately 15% and 16%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The percentage at September 30, 2021 includes our variable-to-fixed interest rate derivative contracts not designated as hedging instruments which hedge our exposure through 2021. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax expense for the three months ended September 30, 2021 was approximately $134 million as compared with $140 million of expense for the same period of 2020. The $6 million decrease in tax expense was due to a slightly lower 2021 effective tax rate caused by multiple factors.

Our tax expense for the nine months ended September 30, 2021 was approximately $248 million as compared with $304 million of expense for the same period of 2020. The $56 million decrease in tax expense was due primarily to (i) the prior year disallowance of a tax benefit for the non-tax deductible goodwill impairment, (ii) higher dividend-received deductions in 2021, and (iii) the current year release of the valuation allowance on our investment in NGPL Holdings, partially offset by federal and state taxes on higher pre-tax book income in 2021 and the refund of alternative minimum tax sequestration credits in 2020.

Liquidity and Capital Resources

General

As of September 30, 2021, we had $102 million of “Cash and cash equivalents,” a decrease of $1,082 million from December 31, 2020. We used $1.2 billion of cash on hand to complete the acquisition on July 9, 2021 of subsidiaries of Stagecoach. Additionally, as of September 30, 2021, we had borrowing capacity of approximately $3.8 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $4,440 million and $3,282 million in the first nine months of 2021 and 2020, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.27 per share for the third quarter of 2021, consistent with the dividend declared for the previous quarter. We expect to fully fund our dividend payments as well as our discretionary spending for 2021 without funding from the capital markets.

On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million which were used to repay maturing senior notes.

On August 20, 2021, we entered into a new $3.5 billion revolving credit facility (the “New Credit Facility”) due August 2026 and amended our existing facility (the “Existing Facility”) to reduce the borrowing capacity to $500 million and terminate the letter of credit commitments and the swing line capacity thereunder (together, the “Credit Facilities”).

Short-term Liquidity

As of September 30, 2021, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of Credit Facilities and associated commercial paper program. The loan commitments under our Credit Facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our Credit Facilities and letters of credit reduce borrowings allowed under our New Credit Facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our Credit Facilities and, as previously discussed, have consistently generated strong cash flows from operations. We do not anticipate any significant limitations from the impacts of COVID-19 with respect to our ability to access funding through our Credit Facilities.

As of September 30, 2021, our $2,822 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through cash on hand, credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2020 was $2,558 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,139 million and $1,871 million as of September 30, 2021 and December 31, 2020, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $1,268 million unfavorable change from year-end 2020 was primarily due to (i) a $1,082 million decrease in cash and cash equivalents primarily resulting from utilizing cash on hand to acquire subsidiaries of Stagecoach; (ii) a net unfavorable short-term fair value adjustment of $253 million on derivative contract assets and liabilities in 2021; (iii) an increase in accounts payable, net of change in accounts receivable, of $212 million; (iv) a $160 million increase in commercial paper borrowings; and (iv) an increase of $104 million in senior notes that mature in the next twelve months, partially offset by (i) a $193 million decrease in accrued interest; (ii) an increase of $152 million in restricted deposits primarily related to margin calls in our derivative activities; (iii) a $109 million increase in inventories, primarily storage gas and product inventories; and (iv) a $61 million decrease in accrued contingencies. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices, or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us or that such a default or defaults will not have a material adverse effect on our business, financial position, future results of operations, or future cash flows. The balance of our allowance for credit losses as of September 30, 2021 and December 31, 2020, was $2 million and $26 million, respectively, reflected in “Other current assets” on our consolidated balance sheets.

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

Our capital expenditures for the nine months ended September 30, 2021, and the amount we expect to spend for the remainder of 2021 to sustain and grow our businesses are as follows:

	Nine Months Ended September 30, 2021	2021 Remaining	Total 2021
	(In millions)
Sustaining capital expenditures(a)(b)	$558	$300	$858
Discretionary capital investments(b)(c)(d)	2,049	256	2,305
(a)Nine months ended September 30, 2021, 2021 Remaining, and Total 2021 amounts include $76 million, $31 million, and $107 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”
(b)Nine months ended September 30, 2021 amount excludes $6 million due to increases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Nine months ended September 30, 2021 amount includes $135 million of our contributions to certain unconsolidated joint ventures for capital investments. Both Nine months ended September 30, 2021 and Total 2021 amounts also include $1,508 million for our acquisitions of Stagecoach and Kinetrex.
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

Commitments for the purchase of property, plant and equipment as of September 30, 2021 and December 31, 2020 were $201 million and $141 million, respectively. The increase of $60 million was primarily driven by capital commitments related to our Terminals business segment.

Cash Flows

Operating Activities

Cash provided by operating activities increased $1,158 million in the nine months ended September 30, 2021 compared to the respective 2020 period primarily due to:

•a $1,206 million increase in cash after adjusting the $1,639 million increase in net income by $433 million for the combined effects of the period-to-period net changes in non-cash items including the following: (i) loss from impairments and divestitures, net (see discussion above in “—Results of Operations”); (ii) gain from the sale of a partial interest in our equity investment in NGPL Holdings (see discussion above in “—General and Basis of Presentation”); (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments (including a non-cash write-down of a related party note receivable from Ruby); partially offset by,
•a $48 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was driven, among other things, primarily by payments for litigation matters in the 2021 period which was partially offset by a net increase in working capital items and higher distributions from equity investment earnings in the 2021 period compared to the 2020 period.

Investing Activities

Cash used in investing activities increased $1,135 million for the nine months ended September 30, 2021 compared to the respective 2020 period primarily attributable to:

•a $1,502 million increase in expenditures for the acquisition of assets and investments, net of cash acquired, primarily driven by $1,197 million and $311 million of net cash used for the Stagecoach and the Kinetrex acquisitions, respectively, in the 2021 period. See Note 2 “Acquisitions” to our consolidated financial statements for further information regarding these transactions; and
•a $490 million decrease in cash primarily due to $412 million of net proceeds received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period, versus the $907 million of proceeds received from the sale of Pembina shares in the 2020 period. See Note 3 “Losses and Gains on Impairments, Divestitures and Other Write-downs” to our consolidated financial statements for further information regarding the transaction of the sale of an interest in NGPL Holdings; partially offset by,
•a $457 million decrease in capital expenditures reflecting an overall reduction of expansion capital projects in the 2021 period over the comparative 2020 period; and
•a $329 million decrease in cash used for contributions to equity investees driven primarily by lower contributions to Permian Highway Pipeline LLC and SNG in the 2021 period compared with the 2020 period.

Financing Activities

Cash used in financing activities increased $1,446 million for the nine months ended September 30, 2021 compared to the respective 2020 period primarily attributable to:

•a $1,403 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2021 period compared to the 2020 period.

Dividends

We expect to declare dividends of $1.08 per share on our stock for 2021. The table below reflects our 2021 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2021	$0.27	April 21, 2021	April 30, 2021	May 17, 2021
June 30, 2021	0.27	July 21, 2021	August 2, 2021	August 16, 2021
September 30, 2021	0.27	October 20, 2021	November 1, 2021	November 15, 2021

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

In lieu of providing separate financial statements for subsidiary issuers and guarantors, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2021.”

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

Excluding fair value adjustments, as of September 30, 2021 and December 31, 2020, the Obligated Group had $30,994 million and $32,563 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	September 30, 2021	December 31, 2020
	(In millions)
Current assets	$2,412	$2,957
Current assets - affiliates	1,118	1,151
Noncurrent assets	62,129	61,783
Noncurrent assets - affiliates	507	616
Total Assets	$66,166	$66,507

Current liabilities	$5,390	$4,528
Current liabilities - affiliates	1,269	1,209
Noncurrent liabilities	31,803	33,907
Noncurrent liabilities - affiliates	1,006	1,078
Total Liabilities	39,468	40,722
Redeemable noncontrolling interest	661	728
Kinder Morgan, Inc.’s stockholders’ equity	26,037	25,057
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$66,166	$66,507

Summarized Combined Income Statement Information	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In millions)
Revenues	$3,472	$11,211
Operating income	699	1,697
Net income	373	937

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2020, in Item 7A in our 2020 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 6 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2020 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 6 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

The Company does not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. The Company has not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended September 30, 2021.

Item 5.  Other Information.

Effective October 20, 2021, our board of directors approved the Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (the “Amended Director Plan”), which amends and restates the previous Kinder Morgan, Inc. Amended and Restated Stock Compensation Plan for Non-Employee Directors dated January 1, 2015, as amended (the “Previous Plan”). The Amended Director Plan amends and restates the Previous Plan to increase the number of shares available for issuance under the Amended Director Plan.

The Amended Director Plan is administered by our Compensation Committee, and our board of directors has sole discretion to terminate the plan at any time. The Amended Director Plan recognizes that the compensation to be paid to each non-employee director is fixed by our board of directors, and that the compensation is payable in cash. Under the plan, in lieu of receiving some or all of the compensation in cash, non-employee directors, referred to as “eligible directors,” may elect to receive shares of our common stock. Each election generally will be at or around the first board of directors meeting in January of each year and will be effective for the entire calendar year. An eligible director may make a new election each year. The total number of shares of common stock authorized under the plan is 1,190,000.

Each annual election to receive shares of common stock will be evidenced by an agreement between us and the electing director that will contain the terms and conditions of such election. Shares issued under the plan pursuant to an election may be subject to forfeiture restrictions that lapse on the earlier of the director’s death or the date set forth in the agreement, which will be no later than the end of the calendar year to which the cash compensation relates. Until the forfeiture restrictions lapse, shares issued under the plan may not be sold, assigned, transferred, exchanged or pledged by an eligible director. In the event a director’s service as a director is terminated prior to the lapse of the forfeiture restrictions for any reason other than death or the director’s failure to be elected as a director at a stockholders meeting at which the director is considered for election, the director will, for no consideration, forfeit to us all shares then subject to the restrictions. If, prior to the lapse of the restrictions, the director is not elected as a director at a stockholders meeting at which the director is considered for election, the restrictions will lapse with respect to 50% of the director’s shares then subject to such restrictions, and the director will, for no consideration, forfeit to us the remaining shares.

The number of shares to be issued to an eligible director electing to receive any portion of annual compensation in the form of shares will equal the dollar amount elected to be received in the form of shares, divided by the closing price of our common stock on the NYSE on the day the cash compensation is awarded or, if the NYSE is not open for trading on such day, the most recent trading day (the fair market value), rounded up to the nearest ten shares. An eligible director electing to receive any portion of annual compensation in the form of shares will receive cash equal to the difference between:

•the total cash compensation awarded to such director and

•the number of shares to be issued to such director with respect to the amount determined by the director, multiplied by the fair market value of a share.

This cash payment will be payable in four equal installments, on or before March 31, June 30, September 30 and December 31 of the calendar year in which such cash compensation is awarded; provided that the installment payments will be adjusted to include dividend equivalent payments with respect to the shares during the period in which the shares are subject to forfeiture restrictions.

The foregoing is a summary of the principal provisions of the Amended Director Plan. The summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Director Plan, which is filed as Exhibit 10.4.

Item 6.  Exhibits.
Exhibit
Number                     Description

10.1		Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2021.

10.2	*
Revolving Credit Agreement, dated August 20, 2021 among Kinder Morgan, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed August 25, 2021 (File No. 001-35081)).

10.3	*
First Amendment to Revolving Credit Agreement, dated August 20, 2021 among Kinder Morgan, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.2 to KMI's Current Report on Form 8-K filed August 25, 2021 (File 001-35081)).

10.4		Second Amended and Restated Stock Compensation Plan for Non-Employee Directors.

10.5		2021 Form of Non-Employee Director Stock Compensation Agreement.

22.1		Subsidiary guarantors and issuers of guaranteed securities.

31.1		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020; (ii) our Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020; (iii) our Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; (v) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

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

KINDER MORGAN, INC.
Registrant

Date:	October 22, 2021	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)