Form 10-K
period 2021-12-31
KINDER MORGAN, INC.
filed 2022-02-07
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2021 was approximately $36,152,128,132.  As of February 4, 2022, the registrant had 2,267,484,557 shares of Class P common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY
Company Abbreviations

Calnev	=	Calnev Pipe Line LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
CIG	=	Colorado Interstate Gas Company, L.L.C.
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMTP	=	Kinder Morgan Texas Pipeline LLC
EagleHawk	=	EagleHawk Field Services LLC	MEP	=	Midcontinent Express Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	NGPL	=	Natural Gas Pipeline Company of America LLC and certain affiliates
EIG	=	EIG Global Energy Partners
ELC	=	Elba Liquefaction Company, L.L.C.	PHP	=	Permian Highway Pipeline LLC
EPNG	=	El Paso Natural Gas Company, L.L.C.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
FEP	=	Fayetteville Express Pipeline LLC	SFPP	=	SFPP, L.P.
Hiland	=	Hiland Partners, LP	SLNG	=	Southern LNG Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	SNG	=	Southern Natural Gas Company, L.L.C.
Kinetrex	=	Kinetrex Energy	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	TMEP	=	Trans Mountain Expansion Project
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TMPL	=	Trans Mountain Pipeline System
			Trans Mountain	=	Trans Mountain Pipeline ULC
KML	=	Kinder Morgan Canada Limited and its majority-owned and/or controlled subsidiaries
			WIC	=	Wyoming Interstate Company, L.L.C.
KMLP	=	Kinder Morgan Louisiana Pipeline LLC	WYCO	=	WYCO Development L.L.C.
KMLT	=	Kinder Morgan Liquid Terminals, LLC

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	GAAP	=	United States Generally Accepted Accounting Principles
AFUDC	=	allowance for funds used during construction
Bbl	=	barrels	LIBOR	=	London Interbank Offered Rate
BBtu	=	billion British Thermal Units	LLC	=	limited liability company
Bcf	=	billion cubic feet	LNG	=	liquefied natural gas
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl	=	thousand barrels
			MMBbl	=	million barrels
C$	=	Canadian dollars	MMtons	=	million tons
CO2	=	carbon dioxide or our CO2 business segment	NEB	=	Canadian National Energy Board
COVID-19	=	Coronavirus Disease 2019, a widespread contagious disease, or the related pandemic declared and resulting worldwide economic downturn	NGL	=	natural gas liquids
			NYMEX	=	New York Mercantile Exchange
CPUC	=	California Public Utilities Commission	NYSE	=	New York Stock Exchange
DCF	=	distributable cash flow	OTC	=	over-the-counter
DD&A	=	depreciation, depletion and amortization	PHMSA	=	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
Dth	=	dekatherms
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments
			ROU	=	Right-of-Use
			RNG	=	renewable natural gas
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments
			SEC	=	United States Securities and Exchange Commission
			U.S.	=	United States of America
EPA	=	United States Environmental Protection Agency	WTI	=	West Texas Intermediate
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology.  In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements.  Forward-looking statements in this report include, among others, express or implied statements pertaining to: the long-term demand for our assets and services, and our anticipated dividends and capital projects, including expected completion timing and benefits of those projects.

Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results may differ materially from those expressed in our forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or accurately predict.  Specific factors that could cause actual results to differ from those in our forward-looking statements include:

•changes in supply of and demand for natural gas, NGL, refined petroleum products, oil, renewable fuels, CO2, electricity, petroleum coke, steel and other bulk materials and chemicals and certain agricultural products in North America;

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

•changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the shale plays in North Dakota, Ohio, Oklahoma, Pennsylvania and Texas, and the U.S. Rocky Mountains;

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

Additional discussion of factors that may affect our forward-looking statements appear elsewhere in this report, including in Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Energy Commodity Market Risk.” When

considering forward-looking statements, you should keep in mind the factors described in this section and the other sections referenced above. We disclaim any obligation, other than as required by applicable law, to publicly update or revise any of our forward-looking statements to reflect future events or developments.

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines and 143 terminals. Our pipelines transport natural gas, renewable fuels, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, chemicals, biodiesel, renewable fuels, metals and petroleum coke.

General Development of Business

Recent Developments

The following is a listing of significant developments and updates related to our major projects and financing transactions. “Capital Scope” is estimated for our share of the described project which may include portions not yet completed.

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Placed in service, acquisitions or divestitures
NGPL	We and Brookfield Infrastructure Partners L.P. (Brookfield) sold a combined 25% interest in NGPL to ArcLight Capital Partners, LLC and we and Brookfield each now own a 37.5% interest.	Completed in March 2021.	n/a
Stagecoach assets	Acquired Stagecoach Gas Services LLC and its subsidiaries, a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP. Assets include 4 natural gas storage facilities and a network of natural gas transportation pipelines in the northeast region of the U.S.	Acquired in July and November 2021.	$1,258 million
Kinetrex	Acquired Kinetrex from an affiliate of Parallel49 Equity. Kinetrex is a supplier of LNG in the Midwest and a producer and supplier of RNG.	Acquired in August 2021.	$318 million
KMLP Acadiana Expansion	Expansion project provides 945,000 Dth/d of capacity to serve Train 6 at Cheniere’s Sabine pass LNG terminal. Project supported by long-term contracts.	Placed in service October 2021.	$127 million
NGPL Gulf Coast Southbound Expansion (second phase)	Expansion project increases southbound capacity on NGPL’s Gulf Coast System by approximately 300,000 Dth/d serving Corpus Christi Liquefaction. Subscribed under a long-term firm transportation contract.	Full project placed in service March 2021.	$101 million
Other Announcements
Natural Gas Pipelines
TGP East 300 Upgrade	Expansion project involves upgrading compression facilities upstream on TGP’s system in order to provide 115,000 Dth/d of capacity to Con Edison’s distribution system in Westchester County, New York. Supported by a long-term contract with Con Edison.	Expected in-service date is November 2023, pending receipt of all required permits.	$246 million
CO2 - Energy Transition Ventures
RNG facilities	Construction of three additional landfill-based RNG facilities for Kinetrex in order to provide approximately 3.5 Bcf of RNG a year. Supported by a long-term contract.	First facility expected to be in service by September 2022 and final facility by January 2023.	$146 million

Financings

During 2021, we issued $1,550 million of new senior notes and repaid $2.4 billion of maturing senior notes. In addition, we entered into a new $3.5 billion revolving credit facility, maturing August 2026, which may be used for working capital and other general corporate purposes and amended our existing revolving credit facility, maturing November 2023, to reduce the capacity to $500 million.

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
•leverage economies of scale from acquisitions and asset expansions that fit within our strategy; and
•maintain a strong financial profile and enhance and return value to our stockholders.

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

Our primary businesses in this segment consist of natural gas transportation, storage, sales, gathering, processing and treating, and various LNG services.  Within this segment are: (i) approximately 45,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 27,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid.  Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Louisiana, Texas, Northeast, Rocky Mountain, Midwest and Southeastern regions. Our LNG terminal facilities also serve natural gas market areas in the southeast. The following tables summarize our significant Natural Gas Pipelines business segment assets, as of December 31, 2021. The design capacity represents transmission, gathering, regasification or liquefaction capacity, depending on the nature of the asset.

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region

East Region
TGP(a)	11,755	12.23	76	Marcellus, Utica, Gulf Coast, Haynesville and Eagle Ford shale supply basins; Northeast, Southeast, Gulf Coast and U.S.-Mexico border markets
NGPL (37.5%)	9,105	7.84	288	Chicago and other Midwest markets and all central U.S. supply basins; north to south deliveries, including deliveries to LNG facilities and to the U.S.-Mexico border markets
KMLP	140	3.89	—	Columbia Gulf, ANR Pipeline Company and various other pipeline interconnects; Cheniere Sabine Pass LNG and industrial markets
Stagecoach Gas Services LLC	185	3.22	41	Marcellus, Appalachia; Northeast markets
SNG (50%)(a)	6,925	4.44	66	Basins in Texas, Oklahoma, Louisiana, Mississippi and Alabama; Southeast markets
Florida Gas Transmission (Citrus) (50%)	5,365	4.04	—	Texas to Florida; basins along Louisiana and Texas Gulf Coast, Mobile Bay and offshore Gulf of Mexico
MEP (50%)	515	1.81	—	Oklahoma and north Texas supply with interconnects to Transco, Columbia Gulf, SNG and various other pipelines

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
Elba Express	190	1.10	—	South Carolina to Georgia; connects to SNG, Transco, SLNG, ELC and Dominion Energy Carolina Gas Transmission
FEP (50%)	185	2.00	—	Arkansas to Mississippi; connects to NGPL, Trunkline Gas Company, Texas Gas Transmission and ANR Pipeline Company
Gulf LNG Holdings (50%)	5	1.50	7	Near Pascagoula, Mississippi; connects to four interstate pipelines and a natural gas processing plant
SLNG	—	1.76	12	Located on Elba Island in Georgia; connects to Elba Express, SNG, ELC and Dominion Energy Carolina Gas Transmission
ELC (51%)	—	0.35	—	Located on Elba Island; connects to Elba Express delivering to SLNG for LNG storage and ship loading.

West Region
EPNG/Mojave	10,715	6.39	44	Permian, San Juan and Anadarko Basins; interconnects and demand locations in California, Arizona, New Mexico, Texas, Oklahoma and Mexico
CIG(b)	4,295	6.00	38	Rocky Mountain and Anadarko Basins; interconnects and demand locations in Colorado, Wyoming, Utah, Montana, Kansas, Oklahoma and Texas
WIC	850	3.61	—	Rocky Mountain Basins; interconnects and demand locations in Colorado, Utah and Wyoming
Ruby (50%)(c)	685	1.53	—	Rocky Mountain Basins; interconnects and demand locations in Utah, Nevada, Oregon and California
CPGPL	415	1.20	—	Rocky Mountain Basins; interconnects and demand locations in Colorado and Kansas
TransColorado	310	0.80	—	San Juan, Permian, Paradox and Piceance Basins; interconnects and demand locations in Colorado and New Mexico
Sierrita (35%)	60	0.52	—	Connects with EPNG near Tucson, Arizona, to the U.S.-Mexico international border crossing near Sasabe, Arizona to supply a third-party natural gas pipeline in Mexico
Young Gas Storage (47.5%)	15	—	6	Located in Morgan County, Colorado in the Denver Julesburg Basin; capacity is committed to CIG and Colorado Springs Utilities
Keystone Gas Storage	15	—	6	Located in the Permian Basin near the Waha natural gas trading hub in West Texas

Midstream
KM Texas and Tejas pipelines(d)	5,925	8.30	136 [0.52]	Texas Gulf Coast supply and markets
Mier-Monterrey pipeline(d)	90	0.65	—	Starr County, Texas to Monterrey, Mexico; connects to CENEGAS national system and multiple power plants in Monterrey
KM North Texas pipeline(d)	80	0.33	—	Interconnect from NGPL; connects to a 1,750-megawatt Forney, Texas, power plant and a 1,000-megawatt Paris, Texas, power plant
Gulf Coast Express pipeline (34%)	530	2.00	—	Permian Basin to the Agua Dulce, Texas area
PHP (27%)	430	2.10	—	Permian Basin to the Texas Gulf Coast and Mexico markets
Oklahoma
Oklahoma system	3,430	0.73	[0.09]	Hunton Dewatering, Woodford Shale, Anadarko Basin and Mississippi Lime, Arkoma Basin
Cedar Cove (70%)	115	0.03	—	Oklahoma STACK, capacity excludes third-party offloads
South Texas
South Texas system	1,160	1.93	[1.02]	Eagle Ford shale, Woodbine and Eaglebine formations

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity	Supply and Market Region
Webb/Duval gas gathering system (91%)	145	0.15	—	South Texas
Camino Real	75	0.15	—	South Texas, Eagle Ford shale formation
EagleHawk (25%)	530	1.20	—	South Texas, Eagle Ford shale formation
KM Altamont	1,545	0.10	[0.1]	Utah, Uinta Basin
Red Cedar (49%)	900	0.33	—	La Plata County, Colorado, Ignacio Blanco Field
Rocky Mountain
Fort Union (50%)	315	1.25	—	Powder River Basin (Wyoming)
Bighorn (51%)	265	0.60	—	Powder River Basin (Wyoming)
KinderHawk	535	2.35	—	Northwest Louisiana, Haynesville and Bossier shale formations
North Texas	545	0.14	—	North Barnett Shale Combo
KM Treating	—	—	—	Odessa, Texas, other locations in Tyler and Victoria, Texas
Hiland - Williston - gas	2,175	0.62	[0.33]	Bakken/Three Forks shale formations - natural gas gathering and processing
Liberty pipeline (50%)	85	[140]	—	Y-grade pipeline from Houston Central complex to the Texas Gulf Coast
South Texas NGL pipelines(e)	340	[115]	—	Ethane and propane pipelines from Houston Central complex to the Texas Gulf Coast
Utopia pipeline (50%)	265	[50]	—	Harrison County, Ohio extending to Windsor, Ontario
Cypress pipeline (50%)	105	[56]	—	Mont Belvieu, Texas to Lake Charles, Louisiana
EagleHawk - Condensate (25%)(f)	400	[220]	—	South Texas, Eagle Ford shale formation
(a)Includes proportionate share of storage capacity from our Bear Creek Storage joint venture.
(b)Includes leased pipeline miles and proportionate share of design and storage capacity from our WYCO joint venture.
(c)We operate Ruby and own the common interest in Ruby. Pembina owns the remaining interest in Ruby in the form of a convertible preferred interest and has 50% voting rights. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby.
(d)Collectively referred to as Texas intrastate natural gas pipeline operations.
(e)Includes proportionate share of design capacity from our Liberty pipeline joint venture.
(f)Asset also has storage capacity of 60 MBbl.

Segment Competition

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

Products Pipelines

Our Products Pipelines business segment consists of our refined petroleum products, crude oil and condensate pipelines, and associated terminals, our Southeast terminals, our condensate processing facility and our transmix processing facilities. The following summarizes the significant Products Pipelines business segment assets that we own and operate as of December 31, 2021:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity (MMBbl)	Supply and Market Region

Crude & Condensate
KM Crude & Condensate pipeline	266	5	2.6	Eagle Ford shale field in South Texas (Dewitt, Karnes and Gonzales Counties) to the Houston ship channel refining complex
Camino Real Gathering	68	1	0.1	South Texas, Eagle Ford shale formation
Hiland - Williston Basin - oil(b)	1,617	7	0.9	Bakken/Three Forks shale formations - crude oil gathering and transporting
Double H pipeline(b)	512	—	—	Bakken shale in Montana and North Dakota to Guernsey, Wyoming
Double Eagle pipeline (50%)	204	2	0.6	Live Oak County, Texas; Corpus Christi, Texas; Karnes County, Texas; and LaSalle County
KM Condensate Processing Facility (Splitter)	—	1	2.0	Houston Ship Channel, Galena Park, Texas

Southeast Refined Products
Products (SE) pipeline (51%)	3,186	—	—	Louisiana to Washington D.C.
Central Florida pipeline	206	2	2.5	Tampa to Orlando
Southeast Terminals	—	25	8.9	From Mississippi to Virginia, including Tennessee
Transmix Operations	—	5	0.6	Colton, California; Richmond, Virginia; Dorsey Junction, Maryland; St. Louis, Missouri; and Greensboro, North Carolina

West Coast Refined Products
Pacific (SFPP) (99.5%)	2,804	13	15.2	Six western states
Calnev	566	2	2.0	Colton, California to Las Vegas, Nevada; Mojave region
West Coast Terminals	44	8	9.9	Seattle, Portland, San Francisco and Los Angeles areas
(a)The terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.
(b)Collectively referred to as Bakken Crude assets.

Segment Competition

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

Terminals

Our Terminals business segment includes the operations of our refined petroleum product, chemical, renewable fuel and other liquid terminal facilities (other than those included in the Products Pipelines business segment) and all of our petroleum coke, metal and ores facilities.  Our terminals are located primarily near large U.S. urban centers.  We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, our Terminals’ marine operations include Jones Act-qualified product tankers that provide marine transportation of crude oil, condensate and refined petroleum products between U.S. ports. The following summarizes our Terminals business segment assets, as of December 31, 2021:

	Number	Capacity (MMBbl)
Liquids terminals	50	79.9
Bulk terminals	28	—
Jones Act-qualified tankers	16	5.3

Segment Competition

We are one of the largest independent operators of liquids terminals in the U.S., based on barrels of liquids terminaling capacity.  Our liquids terminals compete with other publicly or privately held independent liquids terminals and terminals owned by oil, chemical, pipeline and refining companies.  Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminaling services.  In some locations, competitors are smaller, independent operators with lower cost structures.  Our Jones Act-qualified product tankers compete with other Jones Act-qualified vessel fleets.

CO2

Our CO2 business segment produces, transports and markets CO2 for use in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields.  Our CO2 pipelines and related assets allow us to market a complete package of CO2 supply and transportation services to our customers. We hold ownership interests in several oil-producing fields and own a crude oil pipeline, all located in the Permian Basin region of West Texas. We also own and operate RNG and LNG facilities in Indiana associated with our acquisition of Kinetrex.

Source and Transportation Activities

CO2 Resource Interests

Our principal market for CO2 is for injection into mature oil fields in the Permian Basin. Our ownership of CO2 resources as of December 31, 2021 includes:

	Ownership Interest	Compression Capacity (Bcf/d)	Location
McElmo Dome unit	45%	1.5	Colorado
Doe Canyon Deep unit	87%	0.2	Colorado
Bravo Dome unit(a)	11%	0.3	New Mexico
(a)We do not operate this unit.

CO2 and Crude Oil Pipelines

The principal market for transportation on our CO2 pipelines is to customers, including ourselves, using CO2 for enhanced recovery operations in mature oil fields in the Permian Basin, where industry demand is expected to remain stable in the foreseeable future. The tariffs charged on (i) the Wink crude oil pipeline system are regulated by both the FERC and the Texas Railroad Commission; (ii) the Pecos Carbon Dioxide Pipeline are regulated by the Texas Railroad Commission; and (iii) the Cortez pipeline are based on a consent decree. Rates on our other CO2 pipelines are established by other means, including by contract.

Our ownership of CO2 and crude oil pipelines as of December 31, 2021 includes:

Asset (KMI ownership shown if not 100%)	Miles of Pipeline	Transport Capacity (Bcf/d)	Supply and Market Region
CO2 pipelines
Cortez pipeline (53%)	569	1.5	McElmo Dome and Doe Canyon source fields to the Denver City, Texas hub
Central Basin pipeline	337	0.7	Cortez, Bravo, Sheep Mountain, Canyon Reef Carriers and Pecos pipelines
Bravo pipeline (13%)(a)	218	0.4	Bravo Dome to the Denver City, Texas hub
Canyon Reef Carriers pipeline (98%)	163	0.3	McCamey, Texas, to the SACROC, Sharon Ridge, Cogdell and Reinecke units
Centerline CO2 pipeline	113	0.3	between Denver City, Texas and Snyder, Texas
Eastern Shelf CO2 pipeline	98	0.1	between Snyder, Texas and Knox City, Texas
Pecos pipeline (95%)	25	0.1	McCamey, Texas, to Iraan, Texas, delivers to the Yates unit
		(Bbls/d)
Crude oil pipeline
Wink pipeline	434	145,000	West Texas to Marathon’s refinery in El Paso, Texas
(a)We do not operate Bravo pipeline.

Oil, Gas, and RNG Producing Activities

Oil and Gas Producing Interests

Our ownership interests in oil and gas producing fields located in the Permian Basin of West Texas as of December 31, 2021 include the following:

	Working Interest	KMI Gross Developed Acres
SACROC	97%	49,156
Yates	50%	9,576
Goldsmith Landreth San Andres	99%	6,166
Katz Strawn	99%	7,194
Reinecke	70%	3,793
Sharon Ridge(a)	14%	2,619
Tall Cotton	100%	641
MidCross(a)	13%	320
(a)We do not operate these fields.

Our oil and gas producing activities are not significant to KMI as a whole; therefore, we do not include the supplemental information on oil and gas producing activities under Accounting Standards Codification Topic 932, Extractive Activities - Oil and Gas.

Gas and Gasoline Plant Interests

Owned and operated gas plants in the Permian Basin of West Texas as of December 31, 2021 include:

	Ownership Interest	Source
Snyder gas plant(a)	22%	The SACROC unit and neighboring CO2 projects, specifically the Sharon Ridge and Cogdell units
Diamond M gas plant	51%	Snyder gas plant
North Snyder gas plant	100%	Snyder gas plant
(a)This is a working interest, in addition, we have a 28% net profits interest.

RNG and LNG Facilities

Owned and operated RNG and LNG facilities as of December 31, 2021 include:

	Storage (Bcf) [Production (Bcf)] Capacity	Product	Ownership Interest	Location
LNG Indy	2.0	LNG	100%	Indiana
Indy High BTU	[0.8]	RNG	50%	Indiana
Segment Competition

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

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2021, 2020 and 2019, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Industry Regulation

Interstate Natural Gas Transportation and Storage Regulation

We operate our interstate natural gas pipeline and storage facilities subject to the jurisdiction of the FERC and the provisions of the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the Energy Policy Act of 2005 (the Energy Policy Act). These laws provide the FERC authority over the construction and operation of such facilities, including their modification, extension, enlargement and abandonment. The FERC also has authority over the rates charged and terms and conditions of services offered by interstate natural gas pipeline and storage companies. The FERC’s regulatory authority extends to establishing minimum and maximum rates for services and allows operators to discount or negotiate rates on a non-discriminatory basis. The rates, terms and conditions of service are set forth in posted tariffs approved by the FERC for each of our interstate natural gas pipeline and storage companies. Posted tariff rates are deemed just and reasonable and cannot be changed without FERC authorization following an evidentiary hearing or settlement. The FERC can initiate proceedings, on its own initiative or in response to a shipper complaint, that could result in a rate change or confirm existing rates. Negotiated rates provide certainty to the pipeline and the shipper of agreed-upon rates during the term of the transportation agreement, regardless of changes to the posted tariff rates. Negotiated rate agreements must be filed with FERC or included in the pipeline’s tariff in summary form.

FERC regulations also include a comprehensive framework for market transparency and nondiscrimination, as well as the FERC’s prohibition against market manipulation. Under the Energy Policy Act and related regulations, it is unlawful for any entity, directly or indirectly in connection with the purchase or sale of natural gas subject to the jurisdiction of FERC, or the purchase or sale of transportation services subject to the jurisdiction of FERC, to engage in fraudulent conduct. FERC Standards of Conduct regulate, among other things, the manner in which interstate natural gas pipelines may interact with their marketing affiliates. FERC’s market oversight and transparency regulations require annual reports of purchases or sales of natural gas meeting certain thresholds and criteria and certain public postings of information on scheduled volumes.

FERC has authority to impose civil penalties for violations of these statutes and regulations of more than $1.3 million per day per violation. Should we fail to comply with all applicable statutes, rules, regulations, and orders administered by FERC, we could be subject to substantial civil penalties and fines.

Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation

Some of our U.S. refined petroleum products and crude oil gathering and transmission pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC. Those tariffs set forth the rates we charge for providing gathering or transportation services on our interstate common liquids carrier pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that such rates on interstate common liquids carrier pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund the revenues in excess of the prior tariff collected during the pendency of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint. Accordingly, certain of the SFPP pipelines’ rates have been subject to challenge with the FERC, as is more fully described in Note 18 “Litigation and Environmental” to our consolidated financial statements.

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

Mexico - Energy Regulatory Commission

The Mier-Monterrey Pipeline has a natural gas transportation permit granted by the Energy Regulatory Commission of Mexico (the Commission) that defines the conditions for the pipeline to carry out activity and provide natural gas transportation service. This permit expires in 2026, subject to an additional renewal term.

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

Safety Regulation

We are also subject to safety regulations issued by PHMSA, including those requiring us to develop and maintain pipeline integrity management programs to evaluate areas along our pipelines and take additional measures to protect pipeline segments located in what are referred to as High Consequence Areas (HCAs), and Moderate Consequence Areas (MCAs), where a leak or rupture could potentially do the most harm.

In October 2019, PHMSA published a final rule, effective July 1, 2020, to (i) expand integrity management program requirements outside of HCAs (with some exceptions), and (ii) reconfirm maximum allowable operating pressure (MAOP) on certain pipelines in populated areas including HCAs. The MAOP reconfirmations must be completed by 2035. Changes in technology such as advances of in-line inspection tools, identification of additional integrity threats and changes to PHMSA regulations or interpretations can have a significant impact on costs to perform integrity assessments, testing and repairs. We plan to continue to assess and maintain the integrity of our existing and future pipelines as required by PHMSA regulations. We expect the costs to comply with PHMSA regulations, including integrity management program requirements, will be substantial. Such costs will vary depending on the number of repairs or upgrades determined to be necessary as a result of integrity testing. Assessments performed as part of our program could identify results that require significant and unanticipated capital and operating expenditures to address. We expect to increase expenditures in the future to comply with PHMSA regulations.

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

We are also subject to the requirements of the Occupational Safety and Health Administration (OSHA) and other federal and state agencies that address employee health, including infectious diseases such as COVID-19, and safety.  In general, we believe we are fulfilling the OSHA requirements and protecting the health and safety of our employees.  Based on new or revised regulatory developments, we may be required to increase expenditures in the future to comply with higher industry and regulatory safety standards.  However, there are no known new or revised regulations which will require a material increase in our expenditures.

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

Environmental Matters

Our business operations are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. For example, if an accidental leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill, pay for government penalties, address natural resource damages, compensate for human exposure or property damage, install costly pollution control equipment or a combination of these and other measures. Furthermore, new projects may require approvals and environmental analyses under federal and state laws, including the Clean Water Act, the National Environmental Policy Act and the Endangered Species Act, as well as Executive Orders focused on environmental justice considerations. The resulting costs and liabilities could materially and negatively affect our business, financial condition, results of operations and cash flows. In addition, emission controls required under federal and state environmental laws for both new and existing facilities could require significant capital expenditures at our facilities. In general, the cost of environmental control at facilities is increasing and limiting the return on capital projects and the number of capital projects that are viable.

Environmental and human health and safety laws and regulations are subject to change. The long-term trend in environmental regulation is to place more restrictions and limitations on activities that may be perceived to affect the environment, wildlife, natural resources and human health. There can be no assurance as to the amount or timing of future expenditures for environmental regulation compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. Several state and federal agencies have also increased their daily and maximum penalty amounts in recent years. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, as well as increased penalty amounts for inadvertent non-compliance, such as an unexpected pipeline leak, could have a material adverse effect on our business, financial position, results of operations and cash flows.

In accordance with GAAP, we record liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. This policy applies to assets or businesses currently owned or previously disposed. We have accrued liabilities for reasonably estimable and probable environmental remediation obligations at various sites, including multi-party sites where the EPA or a similar state agency has identified us as one of the potentially responsible parties. The involvement of other financially responsible companies at these multi-party sites could affect our actual joint and several liability exposures for response costs as well as natural resource damages.

We believe that the ultimate resolution of these environmental matters will not have a material adverse effect on our business, financial position, results of operations or cash flows. However, it is possible that our ultimate liability with respect to these environmental matters could exceed the amounts accrued in an amount that could be material to our business, financial position, results of operations or cash flows in any particular reporting period. We have accrued an environmental reserve in the amount of $243 million as of December 31, 2021. For additional information related to environmental matters, see Note 18 “Litigation and Environmental” to our consolidated financial statements.

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

EPA Revisions to Ozone National Ambient Air Quality Standard (NAAQS)

As required by the Clean Air Act, the EPA establishes National Ambient Air Quality Standards (NAAQS) for how much pollution is permissible, and the states then have to adopt rules so their air quality meets the NAAQS. In October 2015, the EPA published a rule lowering the ground level ozone NAAQS from 75 parts per billion (ppb) to a more stringent 70 ppb standard. This change triggered a process under which the EPA designated the areas of the country in or out of compliance with the 2015 standards. In December 2020, EPA completed a review of the ozone NAAQS and published a rule retaining the

2015 standards. State rules implementing the NAAQS, including those existing or proposed in Colorado and New Mexico, require the installation of more stringent air pollution controls on newly-installed equipment and possibly require the retrofitting of existing KMI facilities with air pollution controls. These rules will have financial impacts to our Natural Gas Business Unit. Future state rules could have financial impacts on multiple business units.

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

Beginning in 2009, EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs, including CO2 and methane. Our facilities are subject to these requirements. Operational and/or regulatory changes could require additional facilities to comply with requirements for reducing, reporting and permitting GHG emissions. In November 2021, EPA published preamble language for a proposed new rule to regulate GHGs from new and existing sources in the oil and natural gas sector. The proposal would require states to limit methane emissions consistent with the EPA proposed “Emission Guidelines” which are meant be presumptive standards for the states to follow. These standards include increased monitoring requirements and require installation of pollution control equipment on a wide variety of equipment including compressor engines, pneumatic controllers and tanks. The EPA proposal did not include draft rule language so the total cost to comply with the proposed rule is difficult to predict. However, if the rule is finalized in a similar format to what is proposed, we expect significant increases in capital and operating expenditures to comply with this EPA regulation.

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, such as through establishment of GHG reduction targets or regional GHG “cap and trade” programs. It is possible that sources such as our gas-fueled compressors and processing plants could become subject to these state GHG reduction regulations. Various states are also proposing or have implemented stricter regulations for reporting, monitoring or reduction of GHGs that go beyond the requirements of the EPA. Compliance with state rules could require additional expenditures, above and beyond those spent to comply with the November 2021 proposed EPA GHG rules for new and existing sources.

Because our operations, including the compressor stations and processing plants, emit various types of GHGs, primarily methane and CO2, such new legislation or regulation could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we or our subsidiaries could be required to incur capital expenditures for installing new monitoring equipment or emission controls on the facilities, acquire and surrender allowances for the GHG emissions, pay taxes related to the GHG emissions and administer and manage a more comprehensive GHG emissions program. We are not able at this time to estimate such increased costs; however, as is the case with similarly situated companies in our industry, they could be significant to us. While we may be able to include some or all of such increased costs in the rates charged by our or our subsidiaries’ pipelines, recovery of costs is uncertain in all cases and may depend on events beyond their control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations. Any of the foregoing could have an adverse effect on our business, financial position, results of operations and prospects.

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

Because the combustion of natural gas produces lower GHG emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or EPA regulatory initiatives to reduce GHGs could stimulate demand for natural gas by increasing the relative cost of competing fuels such as coal and oil.  In addition, we anticipate that GHG regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment.  However, these potential positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels.  Although we currently cannot predict the magnitude and direction of these impacts, GHG regulations could have material adverse effects on our business, financial position, results of operations or cash flows.

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

In response to ongoing cybersecurity threats affecting the pipeline industry the DHS’s Transportation Safety Administration issued two new security directives in 2021, which require critical pipeline owners to comply with mandatory reporting measures, designate a cybersecurity coordinator, provide vulnerability assessments, and ensure compliance with certain cybersecurity requirements. Compliance with these directives is consuming significant resources, and we may be required to expend significant additional resources to continue to enhance our information security measures, to comply with regulations, and/or to investigate and remediate information security vulnerabilities.

Human Capital

In managing our human capital resources, we use a strategic approach to building a diverse, inclusive, and respectful workplace. Our human resources department provides expertise and tools to attract, develop, and retain diverse talent and support our employees’ career and development goals. Our leadership teams have plans in place to enhance diversity and equality of opportunity in hiring, development, and promotions. We value our employees’ opinions and encourage them to engage with management and ask questions on topics such as our goals, challenges, and employee concerns.

We employed 10,529 full-time personnel at December 31, 2021, including approximately 910 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2022 and 2024. We consider relations with our employees to be good.

We value the safety of our workforce and integrate a culture of safety, emergency preparedness, and environmental responsibility through our operations management system (OMS). Our OMS conforms to common industry standards and establishes a framework that helps us: (i) provide employees and contractors with a safe work environment; (ii) comply with laws, rules, regulations, policies, and procedures; and (iii) identify opportunities to improve. Although our ultimate target is zero incidents, we also have three non-zero employee safety performance targets. The first is to outperform the annual industry average total recordable incident rate (TRIR). The second is to outperform our own three-year TRIR average. The third is a longer-term target to improve our company-wide employee TRIR from 1.0 in the baseline year 2019 to 0.7 by 2024. Our 2021 company-wide TRIR was 1.8 and 0.7, including and excluding COVID-19 cases, respectively. We seek to constantly improve our contractor TRIR performance through initiatives to address recent incident trends and new best practices.

Our board of directors’ nominating and governance committee is responsible for planning for succession in the senior management ranks of the Company, including the office of chief executive officer. The chief executive officer shall report to the Committee, generally at the time of the regularly scheduled third quarter board of directors meeting in each year, regarding the processes in place to identify talent within and outside the Company to succeed to senior management positions and the information developed during the current calendar year pursuant to those processes. As part of our annual succession planning process, we identify minority and female candidates to include in the plan for senior positions. Management reviews its succession plan, including a discussion on development opportunities for potential successors, with the nominating and governance committee of our board of directors annually.

We consider employee diversity an asset and support equal opportunity employment. We take affirmative steps to employ and advance in employment all persons without regard to their race/ethnicity; sex; sexual orientation; gender, including gender identity and expression; veteran status; disability; or other protected categories, and base employment decisions solely on valid job requirements. We are committed to a harassment free workplace, supported with online and face-to-face workplace harassment and discrimination prevention training for our employees. Employees and supervisors review our harassment and discrimination prevention policy every two years as part of our policy renewal training.

Our employees are an integral part of our success, and we value their career development. We encourage and support professional development and learning for our employees by offering workforce training, tuition reimbursement, leadership and other development programs. These programs help improve recruitment, development, and retention. We support our employees’ ongoing career goals and development through several programs. These programs help maximize our employees’ potential and give them the skills they need to further enhance their careers.

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

Properties and Rights-of-Way

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

The COVID-19 pandemic and the efforts to control it resulted in a significant decline in global economic activity and significant disruption of global supply chains in 2020. The resulting downturn in economic activity negatively impacted global demand and prices for crude oil, natural gas, NGL, refined petroleum products, CO2, steel, chemicals and other products that we handle in our pipelines, terminals, shipping vessels and other facilities. The sustainability of the economic recovery observed in 2021 remains unclear as inflationary pressures have increased in the U.S. and globally and efforts to combat the virus have been complicated by new variants.

As the pandemic and responses to it continue, we may experience further disruptions to commodities markets, supply chains and the health, availability and efficiency of our workforce, which could adversely affect our ability to conduct our business and operations and limit our ability to execute on our business plan. There are still too many variables and uncertainties regarding COVID-19 — including the pace and efficacy of vaccination efforts, the duration and severity of possible resurgences or additional variants, the duration and extent of any travel restrictions and business closures imposed in affected countries and market reactions to the announcement of any such restrictions and closures — to reasonably predict the potential impact of COVID-19 on our business and operations. COVID-19 may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to residual impacts from measures taken to combat the virus. Further, adverse impacts from the pandemic may have the effect of heightening many of the other risks we face.

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

In addition to economic disruptions resulting from events such as COVID-19, conditions in the business environment generally, such as declining or sustained low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals and other assets. Also, sustained lower demand for hydrocarbons, or changes in the regulatory environment or applicable governmental policies, including in relation to climate change or other environmental concerns, may have a negative impact on the supply of crude oil and other products. In recent years, a number of initiatives and regulatory changes relating to reducing GHG emissions have been undertaken by federal, state and municipal governments and crude oil and gas industry participants. In addition, public concern about the potential risks posed by climate change has resulted in increased demand for energy efficiency and a transition to energy provided from renewable energy sources, rather than fossil fuels, fuel-efficient alternatives such as hybrid and electric vehicles, and pursuit of other technologies to reduce GHG emissions, such as carbon capture and sequestration. We may see an intensification of these trends if and to the extent that the Biden presidential administration succeeds in enacting its energy and environmental policies.

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

Prices for crude oil, NGL and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil, NGL and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, among other things (i) weather conditions and events such as hurricanes in the U.S.; (ii) domestic and global economic conditions; (iii) the activities of the OPEC and other countries that are significant producers of crude oil (OPEC+); (iv) governmental regulation; (v) political instability in crude oil producing countries; (vi) the foreign supply of and demand for crude oil and natural gas; (vii) the price of foreign imports; (viii) the proximity and availability of storage and transportation infrastructure and processing and treating facilities; and (ix) the availability and prices of alternative fuel sources. We use hedging arrangements to partially mitigate our exposure to commodity prices, but these arrangements also are subject to inherent risks. We are also subject, indirectly, to volatility of commodity prices, through many of our customers’ direct exposure to such volatility. Please read “—Our use of hedging arrangements does not eliminate our exposure to commodity price risks and could result in financial losses or volatility in our income.”

In 2020, the impact of COVID-19, combined with a dispute regarding production levels among OPEC+ countries, caused crude oil prices to reach historic lows in April 2020. While global oil demand and prices improved later in 2020 and through 2021 from the low levels experienced in early 2020, the announcement of a newly discovered variant of COVID-19 in late November 2021 resulted in a sharp, unexpected and temporary decline in the price of crude oil. If prices fall substantially or remain low for a sustained period and we are not sufficiently protected through hedging arrangements, we may be unable to realize a profit from these businesses and would operate at a loss.

Sharp declines in the prices of crude oil, NGL or natural gas (such as we experienced in the first half of 2020) or a prolonged unfavorable price environment, may result in a commensurate reduction in our revenues, income and cash flows from our businesses that produce, process, or purchase and sell crude oil, NGL, or natural gas, and could have a material adverse effect on the carrying value (which includes assigned goodwill) of our CO2 business segment’s proved reserves, certain assets in certain midstream businesses within our Natural Gas Pipelines business segment, and certain assets within our Products Pipelines business segment. For example, following the commodity price declines we experienced during the first half of 2020, we recorded a combined $1.950 billion of non-cash impairments associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units, primarily for impairments of goodwill and assets owned in these businesses. See Note 4 “Losses and Gains on Impairments, Divestitures and Other Write-downs” and Note 8 “Goodwill” to our consolidated financial statements for more information.

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

Unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation and rising interest rates, could materially adversely affect our operating results. For example, as described above, COVID-19 resulted in a global economic downturn in 2020. The slowdown resulting from the pandemic affected numerous industries, including the crude oil and gas industry, the steel industry and in specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. While global economic activity largely rebounded in 2021, we could experience similar or compounded adverse impacts as a result of other global events affecting economic conditions. Also, economic conditions in the wake of the pandemic have included inflationary pressure, which could result in higher operating expenses and project costs for us, as well as higher interest rates.

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

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties, such as hedging counterparties, joint venture partners and suppliers. Many of our counterparties finance their activities through cash flow from operations or debt or equity financing, and some of them may be highly leveraged and may not be able to access additional capital to sustain their operations in the future. Our counterparties are subject to their own operating, market, financial and regulatory risks, and some have experienced, are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. For example, in 2020, the global economic slowdown caused by COVID-19, and the coinciding extreme drop in crude oil prices, which was exacerbated by the effects of the pandemic, significantly impacted the financial condition of many companies, particularly exploration and production companies, including some of our customers or counterparties. Further, the security that is permitted to be obtained from such customers may be limited, including by FERC regulation. While certain of our customers are subsidiaries of an entity that has an investment grade credit rating, in many cases the parent entity has not guaranteed the obligations of the subsidiary and, therefore, the parent’s credit ratings may have no bearing on such customers’ ability to pay us for the services we provide or otherwise fulfill their obligations to us. See Note 2 “Summary of Significant Accounting Policies—Allowance for Credit Losses” in our consolidated financial statements.

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

Reputational risk cannot be managed in isolation from other forms of risk. Credit, market, operational, insurance, regulatory and legal risks, among others, must all be managed effectively to safeguard our reputation. Our reputation and public opinion could also be impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we have no control. In particular, our reputation could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight, delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing, revenue loss, reduction in customer base, and decreased value of our securities and our business.

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

The accounting standards regarding hedge accounting are very complex, and even when we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect some volatility due to these hedges, even when there is no underlying economic impact at the dates of those consolidated financial statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Hedging Activities” and Note 14 “Risk Management” to our consolidated financial statements.

A breach of information security or failure of one or more key information technology (IT) or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations or business reputation.

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

While we have implemented and maintain a cybersecurity program designed to protect our IT, OT and data systems from attacks, we can provide no assurance that our cybersecurity program will be effective. As a result of the COVID-19 pandemic and our subsequent continuation of hybrid office-and-remote-working arrangements with some of our employees, remote access to our networks and systems has increased substantially. While we have taken additional steps to secure our networks and systems, we may be more vulnerable to a successful cyber-attack or information security incident when significant numbers of our employees are working remotely. We have experienced an increase in the number of attempts by external parties to access our networks or our company data without authorization. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, through an act of terrorism or cyber sabotage event has increased as attempted attacks have advanced in sophistication and number around the world.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. A significant failure, compromise, breach or interruption in our systems, which may result from problems such as ransomware, malware, computer viruses, hacking attempts or third-party error or malfeasance, could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. Efforts by us and our vendors to develop, implement and maintain security measures, including malware and anti-virus software and controls, may not be successful in preventing these events from occurring, and any network and information systems-related events could require us to expend significant resources to remedy such event. In the future, we may be required to expend significant additional resources to continue to enhance our information security measures, to comply with regulations, and/or to investigate and remediate information security vulnerabilities.

Attacks, including acts of terrorism or cyber sabotage, or the threat of such attacks, may adversely affect our business or reputation.

The U.S. government has issued public warnings that indicate that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber sabotage” events. For example, in May 2021, a ransomware attack on a major U.S. refined products pipeline forced the operator to temporarily shut down the pipeline, resulting in disruption of fuel supplies along the East Coast. Potential targets include our pipeline systems, terminals, processing plants or operating systems. The occurrence of an attack could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, damage to our reputation, increased regulation or litigation or inaccurate information reported from our operations. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. These developments may subject our operations to increased risks, as well as increased costs, and, depending on their ultimate magnitude, could have a material adverse effect on our business, results of operations and financial condition or could harm our business reputation.

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

We regularly undertake major construction projects to expand our existing assets and to construct new assets. New growth projects generally will be subject to, among other things, the receipt of regulatory approvals, feasibility and cost analyses, funding availability and industry, market and demand conditions. If we pursue joint ventures with third parties, those parties may share approval rights over major decisions, and may act in their own interests. Their views may differ from our own or our views of the interests of the venture which could result in operational delays or impasses, which in turn could affect the financial expectations of and our expected benefits from the venture. A variety of factors outside of our control, such as difficulties in obtaining permits and rights-of-way or other regulatory approvals, have caused, and may continue to cause, delays in or cancellations of our construction projects. Regulatory authorities may modify their permitting policies in ways that disadvantage our construction projects, such as the FERC’s consideration of changes to its Certificate Policy Statement. Such factors can be exacerbated by public opposition to our projects. See “—We are subject to reputational risks and risks relating to public opinion.” For example, changing public attitudes toward pipelines bearing fossil fuels may impede our ability to secure rights-of-way or governmental reviews and authorizations on a timely basis or at all. Inclement weather, natural disasters and delays in performance by third-party contractors have also resulted in, and may continue to result in, increased costs or delays in construction. In addition, inflationary pressure that emerged during the economic recovery following the COVID-19 pandemic is likely to increase our costs for construction materials. Significant increases in costs of construction materials, cost overruns or delays, or our inability to obtain a required permit or right-of-way, could have a material adverse effect on our return on investment, results of operations and cash flows, and could result in project cancellations or limit our ability to pursue other growth opportunities.

Substantially all of the land on which our pipelines are located is owned by third parties. If we are unable to procure and maintain access to land owned by third parties, our revenue and operating costs, and our ability to complete construction projects, could be adversely affected.

We must obtain and maintain the rights to construct and operate pipelines on other owners’ land, including private landowners, railroads, public utilities and others. While our interstate natural gas pipelines in the U.S. have federal eminent domain authority, the availability of eminent domain authority for our other pipelines varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas, CO2, or crude oil—and the laws of the particular state. In any case, we must compensate landowners for the use of their property, and in eminent domain actions, such compensation may be determined by a court. If we are unable to obtain rights-of-way on acceptable terms, our ability to complete construction projects on time, on budget, or at all, could be adversely affected. In addition, we are subject to the possibility of increased costs under our rights-of-way or rental agreements with landowners, primarily through renewals of expiring agreements and rental increases. If we were to lose these rights, our operations could be disrupted or we could be required to relocate the affected pipelines, which could cause a substantial decrease in our revenues and cash flows and a substantial increase in our costs.

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

As of December 31, 2021, we had approximately $32.4 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

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

As of January 4, 2022, approximately $2.1 billion of our approximately $32.4 billion of consolidated debt (excluding debt fair value adjustments) was subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. Variable-to-fixed interest rate swap agreements covering an additional $5.1 billion of our consolidated debt will expire at the end of 2022. Should interest rates increase, the amount of cash required to service variable-rate debt would increase, as would our costs to refinance maturities of existing indebtedness, and our earnings and cash flows could be adversely affected.

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

Our assets and operations are subject to regulation and oversight by federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these authorities, have the potential to adversely affect our profitability. Additional regulatory burdens and uncertainties will be created if and to the extent that more stringent energy and environmental policies are enacted. For example, on November 15, 2021, the EPA published a proposed rule containing standards of performance for GHG emissions, in the form of methane limitations, and volatile organic compound emissions for new, modified, and reconstructed crude oil and natural gas sources, including the production, processing, transmission and storage segments. This proposal, if finalized, and other regulatory initiatives may affect our assets and operations directly or indirectly, such as by increasing the costs associated with the production of natural gas and liquids that we transport. In addition, on January 27, 2021, the President issued an executive order directing, among other matters, the reevaluation of the leasing program for federally managed lands and the “pause” of new oil and natural gas leases on public lands pending completion of the review. In July 2021, a federal district court granted a nationwide preliminary injunction against enforcement of the “pause.” The Biden Administration has appealed the injunction. On November 26, 2021, the Department of the Interior issued a report in response to the President’s executive order calling for an increase in royalty payments for new oil and gas leases on federal lands. These and other initiatives of the presidential administration may affect our assets and operations directly or indirectly, such as by preventing or delaying the exploration for and production of natural gas and liquids that we transport.

Regulation affects almost every part of our business and extends to such matters as (i) federal, state and local taxation; (ii) rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (iii) the types of services we may offer to our customers; (iv) the contracts for service entered into with our customers; (v) the certification and construction of new facilities; (vi) the integrity, safety and security of facilities and operations; (vii) the acquisition of other businesses; (viii) the acquisition, extension, disposition or abandonment of services or facilities; (ix) reporting and information posting requirements; (x) the maintenance of accounts and records; and (xi) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. Furthermore, new laws or regulations or policy changes sometimes arise from unexpected sources. New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to our income, operations, assets or another aspect of our business could have a material adverse impact on our earnings, cash flow, financial condition and results of operations. For more information, see Items 1 and 2 “Business and Properties—Narrative Description of Business—Industry Regulation.”

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

Failure to comply with these laws and regulations including required permits and other approvals also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could harm our business, financial position, results of operations and prospects. For example, if a leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, shipping vessels or storage or other facilities, we may experience significant operational disruptions and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures. The resulting costs and liabilities could materially and negatively affect our earnings and cash flows.

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

We are subject to extensive laws and regulations related to pipeline safety and integrity at the federal and state levels. There are, for example, regulations issued by the U.S. Department of Transportation (U.S. DOT) for pipeline companies in the areas of operations, testing, education, training and communication. We expect the costs of compliance with these regulations, including integrity management rules, will be substantial. The majority of compliance costs relate to pipeline integrity testing and repairs. Technological advances in in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in HCAs or MCAs can have a significant impact on integrity testing and repair costs. We plan to continue our integrity testing programs to assess and maintain the integrity of our existing and future pipelines as required by the U.S. DOT rules. Repairs or upgrades deemed necessary to address results of these tests and/or ensure the continued safe and reliable operation of our pipeline could cause us to incur significant and unanticipated capital and operating expenditures.

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

Various laws and regulations exist or are under development that seek to regulate the emission of GHGs such as methane and CO2, including the EPA programs to control GHG emissions and state actions to develop statewide or regional programs. Existing EPA regulations require us to report GHG emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. Proposed approaches to further address GHG emissions include establishing GHG “cap and trade” programs, a fee on methane emissions from petroleum and natural gas systems, increased efficiency standards, participation in international climate agreements, issuance of executive orders by the U.S. presidential administration and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2 “Business and Properties—Narrative Description of Business—Environmental Matters—Climate Change.”

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

We gather, process or transport crude oil, natural gas or NGL from several areas, including lands that are federally managed. Policy and regulatory initiatives or legislation by Congress may decrease access to federally managed lands and increase the regulatory burdens associated with using these lands to produce crude oil or natural gas.

The use of hydraulic fracturing is prevalent in areas where we have operations. Oil and gas development and production activities are subject to numerous federal, state and local laws and regulations relating to environmental quality and pollution control. The oil and gas industry is increasingly relying on supplies of hydrocarbons from unconventional sources, such as shale, tight sands and coal bed methane. The extraction of hydrocarbons from these sources frequently requires hydraulic fracturing. Hydraulic fracturing involves the pressurized injection of water, sand, and chemicals into the geologic formation to stimulate gas production and is a commonly used stimulation process employed by oil and gas exploration and production operators in the completion of certain oil and gas wells. There have been initiatives at the federal and state levels to regulate or otherwise restrict the use of certain hydraulic fracturing activities. Adoption of legislation or regulations placing restrictions on hydraulic fracturing activities could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of crude oil, natural gas or NGL and, in turn, adversely affect our revenues, cash flows and results of operations by decreasing the volumes of these commodities that we handle.

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

Proposed changes to U.S. federal, state, and local tax laws, if enacted, could have a material adverse effect on our business and profitability.

New or revised U.S. federal, state, or local tax legislation may be enacted in the future, and such legislation could materially impact our current or future tax planning and effective tax rates. For example, President Biden and Congress have set forth proposals that would, if enacted, make significant changes to U.S. federal income tax laws applicable to domestic corporations. Such proposals include, but are not limited to, (i) an increase in the U.S. federal income tax rate applicable to corporations and (ii) a minimum book income tax applicable to certain large corporations. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income or other tax laws could materially and adversely affect our business, cash flows, and future profitability.

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

Item 4.  Mine Safety Disclosures.

We no longer own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), except for one terminal that is in temporary idle status with the Mine Safety and Health Administration. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the year ended December 31, 2021.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of February 4, 2022, we had 10,236 holders of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

For information on our equity compensation plans, see Note 10 “Share-based Compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements.

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2 “Business and Properties—Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2021, found in Items 1 and 2 “Business and Properties—General Development of Business—Recent Developments;” (iii) a description of risk factors affecting us and our business, found in Item 1A “Risk Factors;” and (iv) a discussion of forward-looking statements, found in “Information Regarding Forward-Looking Statements” at the beginning of this report.

A comparative discussion of our 2020 to 2019 operating results can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 5, 2021.

General

Business Segments

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

With respect to our interstate natural gas pipelines, related storage facilities and LNG terminals, the revenues from these assets are primarily received under long-term fixed contracts.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize the capacity.  Similarly, our Texas Intrastate natural gas pipeline operations, currently derives approximately 84% of its sales and transport margins from long-term transport and sales contracts.  As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas.  As of December 31, 2021, the remaining weighted average contract life of our natural gas transportation contracts held by assets we own and have equity interests in (including intrastate pipelines’ sales portfolio) was approximately six years. Our LNG regasification and liquefaction and associated storage contracts are subscribed under long-term agreements with a weighted average remaining contract life of approximately 12 years.

Our midstream assets provide natural gas gathering and processing services. These assets are mostly fee-based and the revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into its base components, are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee-based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-

of-index and keep-whole contracts. Our service contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices.
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

Terminals

This segment owns and operates (i) liquids and bulk terminal facilities located throughout the U.S. that store and handle various commodities including gasoline, diesel fuel, chemicals, renewable fuels, metals and petroleum coke; and (ii) Jones Act-qualified tankers.

The factors impacting our Terminals business segment generally differ between liquid and bulk terminals, and in the case of a bulk terminal, the type of product being handled or stored.  Our liquids terminals business generally has long-term contracts that require the customer to pay regardless of whether they use the capacity.  Thus, similar to our natural gas pipelines business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in these variables affect our terminals business in the near term is a function of the remaining length of the underlying service contracts (which on a weighted average basis is approximately three years), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.

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

In addition to liquid and bulk terminals, we also own Jones Act-qualified tankers in our Terminals business segment. As of December 31, 2021, we have 16 Jones Act-qualified tankers that operate in the marine transportation of crude oil, condensate and refined products in the U.S. and are primarily operating pursuant to fixed price term charters with major integrated oil companies, major refiners and the U.S. Military Sealift Command.

CO2

This segment (i) manages the production, transportation and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) owns interests in and/or operates oil fields and gasoline processing plants in West Texas; (iii) owns and operates a crude oil pipeline system in West Texas; and (iv) owns and operates RNG and LNG facilities in Indiana associated with our acquisition of Kinetrex discussed below.

The CO2 source and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2021, had a remaining average contract life of approximately eight years.  CO2 sales contracts vary from customer to customer and have evolved over time as supply and demand conditions have changed.  Our current sales contracts have generally provided for a delivered price tied to the price of crude oil, but with a floor price.  Beginning in 2022, due to the floor price associated with a significant sales contract no longer being a component of the pricing formula, only a small percentage of our sales contracts will be based on a fixed fee or floor price. Our success in this portion of the CO2 business segment can be impacted by the demand for CO2.  In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  The revenues we receive from our crude oil and NGL sales are affected by the prices we realize from the sale of these products.  Over the long-term, we will tend to receive prices that are dictated by the demand and overall market price for these products.  In the shorter term, however, market prices are likely not indicative of the revenues we will receive due to our risk management, or hedging, program, in which the prices to be realized for certain of our future sales quantities are fixed, capped or bracketed through the use of financial derivative contracts, particularly for crude oil.  The realized weighted average crude oil price per barrel, with the hedges allocated to oil, was $52.71 per barrel in 2021 and $53.78 per barrel in 2020.  Had we not used energy derivative contracts to transfer commodity price risk, our crude oil sales prices would have averaged $68.47 per barrel in 2021 and $38.32 per barrel in 2020.

Also, see Note 15 “Revenue Recognition” to our consolidated financial statements for more information about the types of contracts and revenues recognized for each of our segments.

Stagecoach Acquisition

On July 9, 2021 and November 24, 2021, we completed the acquisitions of Stagecoach Gas Services LLC and its subsidiaries (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1,258 million, including purchase price adjustments for working capital. The Stagecoach assets include 4 natural gas storage facilities with a total FERC-certificated working capacity of 41 Bcf and a network of FERC-regulated natural gas transportation pipelines with multiple interconnects to major interstate natural gas pipelines in the northeast region of the U.S., including TGP. The acquired assets are included in our Natural Gas Pipelines business segment.

Kinetrex Acquisition

On August 20, 2021, we completed the acquisition of Indianapolis-based Kinetrex from an affiliate of Parallel49 Equity for $318 million, including a preliminary purchase price adjustment for working capital. Kinetrex is a supplier of LNG in the Midwest and a producer and supplier of RNG under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana and we commenced construction on three additional landfill-based RNG facilities in September 2021. The acquired assets are included as part of our new Energy Transition Ventures group within our CO2 business segment.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the year ended December 31, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

February 2021 Winter Storm

Our earnings for 2021 reflect impacts of the February 2021 winter storm that affected Texas, which are largely nonrecurring. See “—Segment Earnings Results” below.

2022 Dividends and Discretionary Capital

We expect to declare dividends of $1.11 per share for 2022, a 3% increase from the 2021 declared dividends of $1.08 per share. We also expect to invest $1.3 billion in expansion projects and contributions to joint ventures, or discretionary capital expenditures during 2022.

The expectations for 2022 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.  Please read our Item 1A “Risk Factors” below and “Information Regarding Forward-Looking Statements” at the beginning of this report for more information.  Furthermore, we plan to provide updates to these 2022 expectations when we believe previously disclosed expectations no longer have a reasonable basis.

Critical Accounting Estimates

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

Critical accounting estimates and assumptions involve material levels of subjectivity and complex judgement to account for highly uncertain matters or matters with a high susceptibility to change, and could result in a material impact to our financial statements. Examples of certain areas that require more judgment relative to others when preparing our consolidated financial statements and related disclosures include our use of estimates in determining: (i) revenue recognition; (ii) income taxes; (iii) the economic useful lives of our assets and related depletion rates; (iv) the fair values used in (a) assigning the purchase price of a business acquisition, (b) calculations of possible asset and equity investment impairment charges, (c) calculation for the annual goodwill impairment test (or interim tests if triggered), and (d) recording derivative contract assets and liabilities; (v) reserves for environmental claims, legal fees, transportation rate cases and other litigation liabilities; (vi) provisions for credit losses; (vii) computation of the gain or loss, if any, on assets sold in whole or in part; and (viii) exposures under contractual indemnifications.

For a summary of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements and the following discussion for further information regarding critical estimates and assumptions used in the preparation of our financial statements.

Acquisition Method of Accounting

For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired is recorded to goodwill. Determining the fair value of these items requires management’s judgment and/or the utilization of independent valuation specialists and involves the use of significant estimates and assumptions. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 3 “Acquisitions and Divestitures” to our consolidated financial statements.

Impairments

In addition to our annual testing of impairment for goodwill, we evaluate impairment of our long-lived assets when a triggering event occurs. Management applies judgment in determining whether there is an impairment indicator. Fair value calculated for the purpose of testing our long-lived assets, including intangible assets, goodwill and equity method investments for impairment involves the use of significant estimates and assumptions regarding the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The estimates and assumptions can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates.

For more information on our impairments and significant estimates and assumptions used in our impairment evaluations, see Note 4 “Losses and Gains on Impairments, Divestitures and Other Write-downs.”

Hedging Activities

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

Employee Benefit Plans

We reflect an asset or liability for our pension and other postretirement benefit (OPEB) plans based on their overfunded or underfunded status. As of December 31, 2021, our pension plans were underfunded by $427 million, and our OPEB plans were overfunded by $125 million. Our pension and OPEB obligations and net benefit costs are primarily based on actuarial calculations. We use various assumptions in performing these calculations, including those related to the return that we expect to earn on our plan assets, the rate at which we expect the compensation of our employees to increase over the plan term, the estimated cost of health care when benefits are provided under our plan and other factors. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. We utilize a full yield curve approach to estimate the service and interest cost components of net periodic benefit cost (credit) for our pension and OPEB plans, which applies the specific spot rates along the yield curve used in determining the benefit obligation to the underlying projected cash flows. The selection of these assumptions is further discussed in Note 10 “Share-based Compensation and Employee Benefits” to our consolidated financial statements.

Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our pension and OPEB can be, and have been revised in subsequent periods. The income statement impact of the changes in the assumptions on our related benefit obligations are deferred and amortized into income over either the period of expected future service of active participants, or over the expected future lives of inactive plan participants. As of December 31, 2021, we had deferred net losses of approximately $319 million in pre-tax accumulated other comprehensive loss related to our pension and OPEB plans.

The following sensitivity analysis shows the estimated impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and OPEB plans for the year ended December 31, 2021:

	Pension Benefits		OPEB
	Net benefit cost (income)	Change in funded status(a)	Net benefit cost (income)	Change in funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(11)	$223	$1	$18
Expected return on plan assets	(21)	—	(4)	—
Rate of compensation increase	3	(13)	—	—

One percent decrease in:
Discount rates	13	(266)	—	(20)
Expected return on plan assets	21	—	4	—
Rate of compensation increase	(3)	12	—	—
(a)Includes amounts deferred as either accumulated other comprehensive income (loss) or as a regulatory asset or liability for certain of our regulated operations.

Income Taxes

We make significant judgments and estimates in determining our provision for income taxes, including our assessment of our income tax positions given the uncertainties involved in the interpretation and application of complex tax laws and regulations in various taxing jurisdictions. Numerous and complex judgments and assumptions are inherent in the estimation of future taxable income when determining a valuation allowance, including factors such as future operating conditions and the apportionment of income by state. For more information, see Note 5 “Income Taxes” to our consolidated financial statements.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 16, “Reportable Segments”) and Net income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the years ended December 31, 2021 and 2020 present Segment EBDA and Net income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures

Our non-GAAP financial measures described below should not be considered alternatives to GAAP Net income attributable to Kinder Morgan, Inc. or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP financial measures may differ from similarly titled measures used by others. You should not consider these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of these non-GAAP financial measures by reviewing our comparable GAAP measures, understanding the differences between the measures and taking this information into account in its analysis and its decision making processes.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below and the tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below). In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

Adjusted Earnings

Adjusted Earnings is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us and certain external users of our financial statements to assess the earnings of our business excluding Certain Items as another reflection of our ability to generate earnings. We believe the GAAP measure most directly comparable to Adjusted Earnings is Net income attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings per share. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. In prior periods Net income was considered the comparable GAAP measure and has been updated to Net income attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures. See “—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of December 31, 2021, by subtracting the following amounts from our debt balance of $33,320 million: (i) cash and cash equivalents of $1,140 million; (ii) debt fair value adjustments of $902 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $64 million for which we have entered into currency swaps. Net Debt is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Year Ended December 31,
	2021	2020	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$3,815	$3,483	$332	10%
Products Pipelines	1,064	977	87	9%
Terminals	908	1,045	(137)	(13)%
CO2	760	(292)	1,052	360%
Total segment EBDA	6,547	5,213	1,334	26%
DD&A	(2,135)	(2,164)	29	1%
Amortization of excess cost of equity investments	(78)	(140)	62	44%
General and administrative and corporate charges	(623)	(653)	30	5%
Interest, net	(1,492)	(1,595)	103	6%
Income before income taxes	2,219	661	1,558	236%
Income tax expense	(369)	(481)	112	23%
Net income	1,850	180	1,670	928%
Net income attributable to noncontrolling interests	(66)	(61)	(5)	(8)%
Net income attributable to Kinder Morgan, Inc.	$1,784	$119	$1,665	1399%
(a)Includes revenues, earnings from equity investments, and other, net, less operating expenses, loss on impairments and divestitures, net, and other income, net.  Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Year Ended December 31, 2021 vs. 2020

Net income attributable to Kinder Morgan, Inc. increased $1,665 million in 2021 compared to 2020. The increase primarily resulted from (i) $1,092 million of earnings related to the February 2021 winter storm, and therefore largely nonrecurring, mostly impacting the higher earnings from our Natural Gas Pipelines and CO2 business segments; and (ii) a decrease of $342 million in impairments in 2021 as compared to 2020 primarily reflecting the $1,600 million pre-tax non-cash asset impairment loss related to South Texas gathering and processing assets within our Natural Gas Pipeline segment in 2021 compared to the combined $1,950 million of non-cash impairments recognized in 2020 of goodwill associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units and non-cash asset impairments of certain oil and gas producing assets in our CO2 business segment. The impacts of the long-lived asset impairments were partially offset by associated tax benefits. The increase was also impacted by higher earnings from our Products Pipelines business segment, lower interest expense and amortization of excess cost of equity investments partially offset by lower earnings from our Terminals business segment.

Certain Items Affecting Consolidated Earnings Results

	Year Ended December 31,
	2021			2020
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$3,815	$1,648	$5,463	$3,483	$983	$4,466	$997
Products Pipelines	1,064	53	1,117	977	50	1,027	90
Terminals	908	42	950	1,045	(55)	990	(40)
CO2	760	(6)	754	(292)	944	652	102
Total Segment EBDA(a)	6,547	1,737	8,284	5,213	1,922	7,135	1,149
DD&A and amortization of excess cost of equity investments	(2,213)	—	(2,213)	(2,304)	—	(2,304)	91
General and administrative and corporate charges(a)	(623)	—	(623)	(653)	92	(561)	(62)
Interest, net(a)	(1,492)	(26)	(1,518)	(1,595)	(15)	(1,610)	92
Income before income taxes	2,219	1,711	3,930	661	1,999	2,660	1,270
Income tax expense(b)	(369)	(491)	(860)	(481)	(107)	(588)	(272)
Net income	1,850	1,220	3,070	180	1,892	2,072	998
Net income attributable to noncontrolling interests(a)	(66)	—	(66)	(61)	—	(61)	(5)
Net income attributable to Kinder Morgan, Inc.	$1,784	$1,220	$3,004	$119	$1,892	$2,011	$993
(a)For a more detailed discussion of these Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $993 million from the prior year resulting from earnings increases of $1,046 million from our Natural Gas Pipelines business segment’s Midstream region and $67 million from our CO2 business segment’s oil and gas producing activities (both primarily related to the February 2021 winter storm, and therefore largely nonrecurring), higher earnings from our Products Pipelines business segment and lower amortization of excess cost of equity investments and interest expense partially offset by higher general and administrative and corporate charges expense and lower earnings from our Terminals business segment. See “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Year Ended December 31,
	2021	2020
	(In millions)
Net income attributable to Kinder Morgan Inc. (GAAP)	$1,784	$119
Total Certain Items	1,220	1,892
Adjusted Earnings(a)	3,004	2,011
DD&A and amortization of excess cost of equity investments for DCF(b)	2,481	2,671
Income tax expense for DCF(a)(b)	943	670
Cash taxes(b)	(69)	(68)
Sustaining capital expenditures(b)	(864)	(658)
Other items(c)	(35)	(29)
DCF	$5,460	$4,597

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Year Ended December 31,
	2021	2020
	(In millions, except per share amounts)
Natural Gas Pipelines	$5,463	$4,466
Products Pipelines	1,117	1,027
Terminals	950	990
CO2	754	652
Adjusted Segment EBDA(a)	8,284	7,135
General and administrative and corporate charges(a)	(623)	(561)
Joint venture DD&A and income tax expense(a)(b)	351	449
Net income attributable to noncontrolling interests(a)	(66)	(61)
Adjusted EBITDA	7,946	6,962
Interest, net(a)	(1,518)	(1,610)
Cash taxes(b)	(69)	(68)
Sustaining capital expenditures(b)	(864)	(658)
Other items(c)	(35)	(29)
DCF	$5,460	$4,597

Adjusted Earnings per share	$1.32	$0.88
Weighted average shares outstanding for dividends(d)	2,278	2,276
DCF per share	$2.40	$2.02
Declared dividends per share	$1.08	$1.05
(a)Amounts are adjusted for Certain Items. See tables included in “—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” and “—Supplemental Information” below.
(b)Includes or represents DD&A, income tax expense, cash taxes and/or sustaining capital expenditures (as applicable for each item) from joint ventures. See tables included in “—Supplemental Information” below.
(c)Includes pension contributions and non-cash pension expense and non-cash compensation associated with our restricted stock program.
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Year Ended December 31,
	2021	2020
	(In millions)
Net income attributable to Kinder Morgan, Inc. (GAAP)(a)	$1,784	$119
Certain Items:
Fair value amortization	(19)	(21)
Legal, environmental and taxes other than income tax reserves	160	26
Change in fair value of derivative contracts(b)	19	(5)
Loss on impairments, divestitures and other write-downs, net(c)	1,535	327
Loss on impairments of goodwill(d)	—	1,600
Restricted stock accelerated vesting and severance	—	52
COVID-19 costs	—	15
Income tax Certain Items	(491)	(107)
Other	16	5
Total Certain Items(e)	1,220	1,892
DD&A and amortization of excess cost of equity investments	2,213	2,304
Income tax expense(f)	860	588
Joint venture DD&A and income tax expense(f)(g)	351	449
Interest, net(f)	1,518	1,610
Adjusted EBITDA	$7,946	$6,962
(a)In prior periods, Net income was considered the comparable GAAP measure and has been updated to Net income attributable to Kinder Morgan, Inc. for consistency with our other non-GAAP performance measures.
(b)Gains or losses are reflected in our DCF when realized.
(c)2021 amount includes (i) a pre-tax non-cash impairment loss of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipelines business segment resulting from lower expectations regarding the volumes and rates associated with re-contracting; (ii) a write-down of $117 million, reported within “Earnings from equity investments” on the accompanying consolidated statement of income, on a long-term subordinated note receivable from an equity investee, Ruby; and (iii) a pre-tax non-cash impairment of $20 million related to our Wilmington terminal resulting from certain commercial contract terminations and lower expectations regarding the volumes and rates associated with re-contracting, partially offset by a pre-tax gain of $206 million, reported within “Other, net” on the accompanying consolidated statement of income, associated with the sale of a partial interest in our equity investment in NGPL Holdings. 2020 amount includes a pre-tax non-cash impairment loss of $350 million related to oil and gas producing assets in our CO2 business segment driven by low oil prices and $21 million for asset impairments in our Products Pipelines business segment partially offset by a $55 million pre-tax gain on sale of terminal assets. Except as otherwise noted above, these amounts are reported within “Loss on impairments and divestitures, net” on the accompanying consolidated statement of income.
(d)2020 amount includes non-cash impairments of goodwill of $1,000 million and $600 million associated with our Natural Gas Pipelines Non-Regulated and our CO2 reporting units, respectively.
(e)2021 and 2020 amounts include $124 million and $(4) million, respectively, reported within “Earnings from equity investments” on our accompanying consolidated statements of income.
(f)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(g)Represents joint venture DD&A and income tax expense. See table included in “—Supplemental Information” below.

Supplemental Information

	Year Ended December 31,
	2021	2020
	(In millions)
DD&A (GAAP)	$2,135	$2,164
Amortization of excess cost of equity investments (GAAP)	78	140
DD&A and amortization of excess cost of equity investments	2,213	2,304
Joint venture DD&A	268	367
DD&A and amortization of excess cost of equity investments for DCF	$2,481	$2,671

Income tax expense (GAAP)	$369	$481
Certain Items	491	107
Income tax expense(a)	860	588
Unconsolidated joint venture income tax expense(a)(b)	83	82
Income tax expense for DCF(a)	$943	$670

Additional joint venture information
Unconsolidated joint venture DD&A	$312	$407
Less: Consolidated joint venture partners’ DD&A	44	40
Joint venture DD&A	268	367
Unconsolidated joint venture income tax expense(a)(b)	83	82
Joint venture DD&A and income tax expense(a)	$351	$449

Unconsolidated joint venture cash taxes(b)	$(60)	$(62)

Unconsolidated joint venture sustaining capital expenditures	$(116)	$(120)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(9)	(6)
Joint venture sustaining capital expenditures	$(107)	$(114)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Year Ended December 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$11,709	$7,259
Operating expenses	(7,000)	(3,457)
Loss on impairments and divestitures, net	(1,599)	(1,010)
Other income	2	1
Earnings from equity investments	487	679
Other, net	216	11
Segment EBDA	3,815	3,483
Certain Items(a)	1,648	983
Adjusted Segment EBDA	$5,463	$4,466

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$997

Volumetric data(b)
Transport volumes (BBtu/d)	38,577	38,330
Sales volumes (BBtu/d)	2,473	2,353
Gathering volumes (BBtu/d)	2,749	3,039
NGLs (MBbl/d)	29	27
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $1,648 million and $983 million for 2021 and 2020, respectively. 2021 amount includes a pre-tax non-cash asset impairment loss of $1,600 million resulting from lower expectations regarding the volumes and rates associated with re-contracting related to our South Texas gathering and processing assets, a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $99 million related to litigation reserves partially offset by a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings. 2020 amount includes a $1,000 million non-cash goodwill impairment on our Natural Gas Pipelines Non-Regulated reporting unit and a decrease in revenues of $15 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales partially offset by an increase in revenues of $19 million resulting from amortization of regulatory liabilities including amounts recognized through earnings from equity investments.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented. Volumes for acquired pipelines are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in Adjusted Segment EBDA between 2021 and 2020:

Year Ended December 31, 2021 versus Year Ended December 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Midstream	$1,046	93%
East Region	24	1%
West Region	(73)	(7)%
Total Natural Gas Pipelines	$997	22%

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2021 and 2020:
•$1,046 million (93%) increase in Midstream was primarily due to (i) higher commodity prices driving higher sales margins resulting in increases of $882 million on our Texas intrastate natural gas pipeline operations and $90 million on our South Texas assets primarily as a result of the February 2021 winter storm; (ii) $62 million of higher equity earnings due to PHP being placed in service in January 2021; (iii) higher earnings on Kinder Morgan Altamont LLC primarily due to higher commodity prices and volumes; and (iv) higher volumes on our Hiland Midstream assets partially offset by the impacts of lower volumes on KinderHawk and certain purchase contract obligations on our Oklahoma assets. Overall Midstream’s revenues increased primarily due to higher commodity prices which was partially offset by corresponding increases in costs of sales;
•$24 million (1%) increase in the East Region was primarily due to (i) a $61 million increase resulting from our July 2021 acquisition of the Stagecoach assets; (ii) higher earnings from TGP primarily due to weather-driven increases in reservation and park and loan revenues; and (iii) increased earnings from ELC resulting from the liquefaction units of the Elba Liquefaction project being fully operational as of August 2020, partially offset by lower earnings on FEP driven by lower revenues resulting from contract expirations; and
•$73 million (7%) decrease in the West Region was primarily due to lower earnings from WIC and CIG driven by lower revenues due to contract expirations, lower earnings from EPNG driven by lower park and loan revenues and lower equity earnings from Ruby.

Products Pipelines

	Year Ended December 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$2,245	$1,721
Operating expenses	(1,239)	(779)
Loss on impairments and divestitures, net	—	(21)
Earnings from equity investments	57	55
Other, net	1	1
Segment EBDA	1,064	977
Certain Items(a)	53	50
Adjusted Segment EBDA	$1,117	$1,027

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$90

Volumetric data(b)
Gasoline(c)	987	897
Diesel fuel	390	375
Jet fuel	223	179
Total refined product volumes	1,600	1,451
Crude and condensate	498	552
Total delivery volumes (MBbl/d)	2,098	2,003
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $53 million and $50 million in the 2021 and 2020 periods, respectively. 2021 amount includes increases in expense of $30 million and $23 million related to a litigation reserve and an environmental reserve adjustment, respectively. 2020 amount includes a $46 million unfavorable rate case reserve adjustment and a $21 million non-cash loss on impairment of our Belton Terminal partially offset by a $17 million favorable adjustment for tax reserves, other than income taxes.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA between 2021 and 2020:

Year Ended December 31, 2021 versus Year Ended December 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
West Coast Refined Products	$59	13%
Southeast Refined Products	38	17%
Crude and Condensate	(7)	(2)%
Total Products Pipelines	$90	9%

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2021 and 2020:
•$59 million (13%) increase in West Coast Refined Products was primarily due to increased revenues on Pacific operations (SFPP), and to a lesser extent, on Calnev and West Coast terminals driven by the continued recovery of volumes in 2021 compared to 2020 which was impacted by COVID-19, partially offset by higher operating expenses primarily as a result of higher integrity management spending;
•$38 million (17%) increase in Southeast Refined Products was primarily due to higher 2021 earnings at our Transmix processing operations primarily due to higher prices and first quarter 2020 unfavorable inventory adjustments, and increased revenues from our South East Terminals resulting from higher volumes driven by continued recovery of volumes from 2020; and
•$7 million (2%) decrease in Crude and Condensate was primarily due to decreased earnings from the Bakken Crude assets and KM Condensate Processing Facility (Splitter) partially offset by increased earnings from Kinder Morgan Crude & Condensate Pipeline (KMCC). The Bakken Crude assets’ decreased earnings was driven by lower volumes, contracts renewed at lower average rates, and contract expirations partially offset by lower field operating expenses. Splitter’s decreased earnings was primarily driven by higher field maintenance expenses. KMCC’s increased earnings was primarily due to higher deficiency revenues and lower field operating expenses partially offset by contract expirations. Bakken Crude assets’ and KMCC’s changes were also impacted by first quarter 2020 unfavorable inventory valuation adjustments. In addition, increased marketing activities within KMCC have resulted in increases in revenues with corresponding increases in cost of sales.

Terminals

	Year Ended December 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$1,715	$1,722
Operating expenses	(793)	(762)
(Loss) gain on impairments and divestitures, net	(36)	49
Other income	4	1
Earnings from equity investments	15	22
Other, net	3	13
Segment EBDA	908	1,045
Certain Items(a)	42	(55)
Adjusted Segment EBDA	$950	$990

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(40)

Volumetric data(b)
Liquids leasable capacity (MMBbl)	79.9	79.7
Liquids utilization %(c)	93.0%	95.3%
Bulk transload tonnage (MMtons)	51.7	48.0
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $42 million and $(55) million for 2021 and 2020, respectively. 2021 amount primarily resulted from pre-tax non-cash impairment losses of $20 million related to our Wilmington terminal resulting from certain commercial contract terminations and lower expectations regarding the volumes and rates associated with re-contracting and $14 million related to the reclassification of an asset to held for sale. 2020 amount related to a gain on sale of our Staten Island terminal.
Other
(b)Volumes for assets sold are excluded for all periods presented.
(c)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA between 2021 and 2020:

Year Ended December 31, 2021 versus Year Ended December 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Marine operations	$(50)	(25)%
Northeast	10	10%
Mid Atlantic	8	14%
All others (including intrasegment eliminations)	(8)	(1)%
Total Terminals	$(40)	(4)%

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2021 and 2020:
•$50 million (25%) decrease in Marine operations was primarily due to lower fleet utilization and average charter rates;
•$10 million (10%) increase in the Northeast terminals was primarily driven by increased revenues associated with higher throughput levels and associated ancillary fees; and
•$8 million (14%) increase in the Mid Atlantic terminals was primarily due to higher coal volumes at our Pier IX facility.

CO2

	Year Ended December 31,
	2021	2020
	(In millions, except operating statistics)
Revenues	$1,009	$1,038
Operating expenses	(289)	(404)
Gain (loss) on impairments and divestitures, net	8	(950)
Earnings from equity investments	32	24
Segment EBDA	760	(292)
Certain Items(a)	(6)	944
Adjusted Segment EBDA	$754	$652

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$102

Volumetric data
SACROC oil production	19.9	21.8
Yates oil production	6.6	6.6
Katz and Goldsmith oil production	2.2	2.8
Tall Cotton oil production	1.0	1.7
Total oil production, net (MBbl/d)(b)	29.7	32.9
NGL sales volumes, net (MBbl/d)(b)	9.4	9.5
CO2 sales volumes, net (Bcf/d)	0.4	0.4
Realized weighted average oil price ($ per Bbl)	$52.71	$53.78
Realized weighted average NGL price ($ per Bbl)	$25.39	$17.95
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $(6) million and $944 million for 2021 and 2020, respectively. 2020 amount primarily resulted from a $600 million goodwill impairment on our CO2 reporting unit and non-cash impairments of $350 million on our oil and gas producing assets.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA between 2021 and 2020:

Year Ended December 31, 2021 versus Year Ended December 31, 2020

	Adjusted Segment EBDA increase/(decrease)
	(In millions, except percentages)
Oil and Gas Producing activities	$67	15%
Source and Transportation activities	27	13%
Subtotal	94	14%
Energy Transition Ventures	8	n/a
Total CO2	$102	16%
n/a - not applicable

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable years of 2021 and 2020:
•$67 million (15%) increase in Oil and Gas Producing activities was primarily due to lower operating expenses of $143 million driven by a benefit in the 2021 period realized from returning power to the grid by curtailing oil production during the February 2021 winter storm and higher realized NGL prices which increased revenues by $42 million, partially offset by decreased revenues of (i) $50 million resulting from lower crude oil volumes, driven in part, by the curtailed oil production and (ii) $27 million related to lower realized crude oil prices, and increased operating expenses due to the impact of a settlement of $38 million for a terminated affiliate purchase contract with Source and Transportation activities; and
•$27 million (13%) increase in Source and Transportation activities primarily due to a settlement of $38 million for a terminated affiliate sales contract with Oil and Gas Producing activities which resulted in an increase in revenues partially offset by a decrease in revenues of $17 million related to lower CO2 sales volumes.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of December 31, 2021.

	2022	2023	2024	2025
Crude Oil(a)
Price ($ per Bbl)	$57.92	$55.57	$54.92	$55.28
Volume (MBbl/d)	21.80	15.00	8.90	4.65
NGLs
Price ($ per Bbl)	$48.43
Volume (MBbl/d)	2.94
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.52
Volume (MBbl/d)	21.50
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Year Ended December 31,
	2021	2020
	(In millions)
DD&A (GAAP)	$(2,135)	$(2,164)

General and administrative (GAAP)	$(655)	$(648)
Corporate benefit (charges)	32	(5)
Certain Items(a)	—	92
General and administrative and corporate charges(b)	$(623)	$(561)

Interest, net (GAAP)	$(1,492)	$(1,595)
Certain Items(c)	(26)	(15)
Interest, net(b)	$(1,518)	$(1,610)

Net income attributable to noncontrolling interests (GAAP)	$(66)	$(61)
Certain Items	—	—
Net income attributable to noncontrolling interests(b)	$(66)	$(61)
Certain Items
(a)2020 amount includes $52 million for restricted stock accelerated vesting and severance expense, an increase in expense of $23 million associated with a non-cash fair value adjustment and the dividend on the Pembina common stock and $15 million related to costs incurred associated with COVID-19 mitigation.

(b)Amounts are adjusted for Certain Items.
(c)2021 and 2020 amounts include decreases in interest expense of $19 million and $21 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions and a decrease of $15 million and an increase of $8 million in interest expense, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt.

General and administrative expenses and corporate charges adjusted for Certain Items increased $62 million in 2021 when compared to 2020 primarily due to lower capitalized costs of $48 million reflecting reduced capital spending primarily by our Natural Gas Pipelines business segment, higher benefit-related costs of $34 million and non-recurring cost savings realized in the 2020 period as a result of the global pandemic of $33 million, partially offset by $41 million of cost savings in the 2021 period associated with organizational efficiency efforts, and lower pension costs of $17 million.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items decreased $92 million in 2021 when compared to 2020 primarily due to lower long-term debt balances, lower LIBOR rates, and lower long-term interest rates, partially offset by lower capitalized interest.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of December 31, 2021 and 2020, approximately 21% and 16%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The percentage at December 31, 2021 excludes $4,860 million of variable-to-fixed interest rate derivative contracts which became effective January 4, 2022 and hedge our exposure through 2022. For more information on our interest rate swaps, see Note 14 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Year Ended December 31, 2021 versus Year Ended December 31, 2020

Our income tax expense for the year ended December 31, 2021 is approximately $369 million, as compared with income tax expense of $481 million for the same period of 2020.  The $112 million decrease in income tax expense is due primarily to (i) the lack of tax benefit on the impairment of non-tax-deductible goodwill in 2020; (ii) higher dividend-received deductions in 2021; (iii) the 2021 Enhanced Oil Recovery Credit; and (iv) the release in 2021 of a valuation allowance related to our investment in NGPL. These decreases are partially offset by (i) higher pretax book income in 2021 as a result of the February 2021 winter storm, the 2020 impairment of certain CO2 assets and the 2020 demand destruction from the COVID-19 pandemic; and (ii) the refund of alternative minimum tax sequestration credits in 2020.

Liquidity and Capital Resources

General

As of December 31, 2021, we had $1,140 million of “Cash and cash equivalents,” a decrease of $44 million from December 31, 2020. Additionally, as of December 31, 2021, we had borrowing capacity of approximately $3.9 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $5,708 million and $4,550 million in 2021 and 2020, respectively. The year-to-year increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.27 per share for the fourth quarter of 2021, consistent with previous quarters in 2021. The total of the dividends declared for 2021 of $1.08 represents a 3% increase over total dividends declared for 2020. We expect to fully fund our dividend payments as well as our discretionary spending for 2022 without funding from the capital markets with additional flexibility to engage in share repurchases on an opportunistic basis.

On August 20, 2021, we entered into a new $3.5 billion revolving credit facility (the “New Credit Facility”) due August 2026 and amended our existing facility (the “Existing Facility”) to reduce the borrowing capacity to $500 million and terminate the letter of credit commitments and the swing line capacity thereunder (together, the “Credit Facilities”).

Short-term Liquidity

As of December 31, 2021, our principal sources of short-term liquidity are (i) cash from operations; (ii) our combined $4.0 billion of Credit Facilities and associated commercial paper program; and (iii) cash and cash equivalents. The loan commitments under our revolving Credit Facilities can be used for working capital and other general corporate purposes, and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our Credit Facilities and letters of credit reduce borrowings allowed under our New Credit Facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our Credit Facilities and have consistently generated strong cash flows from operations.

As of December 31, 2021, our $2,646 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through cash on hand, credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2020 was $2,558 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,992 million and $1,871 million as of December 31, 2021 and 2020, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $121 million unfavorable change from year-end 2020 was primarily due to: (i) a $104 million increase in accounts payable, net of change in accounts receivable; (ii) an increase of approximately $88 million in senior notes that mature in the next twelve months; and (iii) a net unfavorable short-term fair value adjustment of $80 million on derivative contract assets and liabilities in 2021, offset partially by a $214 million increase in inventories, primarily storage gas and product inventories, and a decrease of $23 million in accrued contingencies. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

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

Credit Ratings and Capital Market Liquidity

We believe that our capital structure will continue to allow us to achieve our business objectives. We expect that our short-term liquidity needs will be met primarily through retained cash from operations or short-term borrowings. Generally, we anticipate re-financing maturing long-term debt obligations in the debt capital markets and are therefore subject to certain market conditions which could result in higher costs or negatively affect our and/or our subsidiaries’ credit ratings. A decrease in our credit ratings could negatively impact our borrowing costs and could limit our access to capital.

As of December 31, 2021, our short-term corporate debt ratings were A-2, Prime-2 and F2 at Standard and Poor’s, Moody’s Investor Services and Fitch Ratings, Inc., respectively.

The following table represents KMI’s and KMP’s senior unsecured debt ratings as of December 31, 2021.

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

From time to time, we issue long-term debt securities, often referred to as senior notes.  All of our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium.  In addition, from time to time, our subsidiaries issue long-term debt securities. Furthermore, we and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein we each guarantee each other’s debt. See “—Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries. As of December 31, 2021 and 2020, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $29,772 million and $30,838 million, respectively.

On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million.

On October 26, 2021, we issued in a registered offering two series of senior notes consisting of $500 million aggregate principal amount of 1.75% senior notes due 2026 and $300 million aggregate principal amount of 3.60% senior notes due 2051, as a reopening of the 3.60% series discussed above, and received combined net proceeds of $796 million.

On January 18, 2022, we repaid $260 million of maturing 8.625% notes.

We achieve our variable rate exposure primarily by issuing long-term fixed rate debt and then swapping a portion of the fixed rate interest payments for variable rate interest payments and through the issuance of commercial paper or credit facility borrowings.

For additional information about our outstanding senior notes and debt-related transactions in 2021, see Note 9 “Debt” to our consolidated financial statements.  For information about our interest rate risk, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Counterparty Creditworthiness

Some of our customers or other counterparties may experience severe financial problems that may have a significant impact on their creditworthiness. These financial problems may arise from our current global economic conditions, continued volatility of commodity prices or otherwise. In such situations, we utilize, to the extent allowable under applicable contracts, tariffs and regulations, prepayments and other security requirements, such as letters of credit, to enhance our credit position relating to amounts owed from these counterparties. While we believe we have taken reasonable measures to protect against counterparty credit risk, we cannot provide assurance that one or more of our customers or other counterparties will not become financially distressed and will not default on their obligations to us. The balance of our allowance for credit losses as of December 31, 2021 and 2020, was $1 million and $26 million, respectively, reflected in “Other current assets” on our consolidated balance sheets, which includes reserves for counterparty bankruptcies recorded during the year ended December 31, 2020.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement and are not deducted in calculating DCF (see “—Results of Operations—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Our capital expenditures for the year ended December 31, 2021, and the amount we expect to spend for 2022 to sustain our assets and grow our business are as follows:

	2021	Expected 2022
	(In millions)
Sustaining capital expenditures(a)(b)	$864	$865
Discretionary capital investments(b)(c)(d)	2,278	1,319
(a)2021 and Expected 2022 amounts include $107 million and $120 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”
(b)2021 combined sustaining and discretionary amounts include $78 million due to increases in accrued capital expenditures and contractor retainage and net changes in other.
(c)2021 amount includes $138 million of our contributions to certain unconsolidated joint ventures for capital investments and $1,538 million for our acquisitions of Stagecoach and Kinetrex.
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

Contractual Obligations and Commercial Commitments

The table below provides a summary of our material cash requirements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$32,418	$2,646	$5,175	$2,669	$21,928
Interest payments(b)	21,171	1,646	2,932	2,601	13,992
Lease obligations(c)	411	57	94	67	193
Pension and OPEB plans(d)	604	57	33	30	484
Transportation, volume and storage agreements(e)	629	162	238	152	77
Other obligations(f)	392	86	122	61	123
Total	$55,625	$4,654	$8,594	$5,580	$36,797
Other commercial commitments:
Standby letters of credit(g)	$150	$77	$73	$—	$—
Capital expenditures(h)	$209	$209	$—	$—	$—
(a)See Note 9 “Debt” to our consolidated financial statements.
(b)Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2021.
(c)Represents commitments pursuant to the terms of operating lease agreements as of December 31, 2021.
(d)Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and OPEB plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected contributions in 2022 and estimated benefit payments for underfunded plans in the other years.
(e)Primarily represents transportation agreements of $289 million, NGL volume agreements of $203 million and storage agreements for capacity of $99 million.
(f)Primarily includes (i) rights-of-way obligations; and (ii) environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These environmental liabilities are included within “Other current liabilities” and “Other long-term liabilities and deferred credits” in our consolidated balance sheet as of December 31, 2021.
(g)The $150 million in letters of credit outstanding as of December 31, 2021 consisted of the following (i) $50 million under six letters of credit for insurance purposes; (ii) a $46 million letter of credit supporting our International Marine Terminals Partnership Plaquemines Bond; (iii) a $24 million letter of credit supporting our Kinder Morgan Operating LLC “B” tax-exempt bonds; and (iv) a combined $30 million in thirty letters of credit supporting environmental and other obligations of us and our subsidiaries.
(h)Represents commitments for the purchase of plant, property and equipment as of December 31, 2021.

Cash Flows

Operating Activities
Cash provided by operating activities increased $1,158 million in 2021 compared to 2020 primarily due to:
•a $1,264 million increase in cash largely related to the February 2021 winter storm. This change in cash is after adjusting the $1,670 million increase in net income by $406 million for the combined effects of the period-to-period net changes in non-cash items including the following: (i) losses from impairments and divestitures, net (see discussion above in “—Results of Operations”); (ii) gain from the sale of a partial interest in our equity investment in NGPL Holdings (see discussion above in “—General”); (iii) DD&A expenses (including amortization of excess cost of equity investments); (iv) deferred income taxes; and (v) earnings from equity investments (including a non-cash write-down of a related party note receivable from Ruby); partially offset by,
•a $106 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was driven, among other things, primarily by payments for litigation matters in the 2021 period compared with the 2020 period.

Investing Activities

Cash used in investing activities increased $1,394 million in 2021 compared to 2020 primarily due to:
•a $1,531 million increase in expenditures for the acquisition of assets and investments, net of cash acquired, primarily driven by $1,227 million and $311 million of net cash used for the Stagecoach and the Kinetrex acquisitions, respectively, in the 2021 period. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding these two acquisitions; and
•a $663 million decrease in cash received from the sales of property, plant and equipment, investments, and other net assets, net of removal costs, primarily due to, among other things, the $412 million of net proceeds received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period, versus the $907 million of proceeds received from the sale of Pembina shares in the 2020 period. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding these two transactions; partially offset by,
•a $426 million decrease in capital expenditures reflecting an overall reduction of expansion capital projects in the 2021 period over the comparative 2020 period; and
•a $348 million decrease in cash used for contributions to equity investees driven primarily by lower contributions to PHP and SNG in the 2021 period compared with the 2020 period.

Financing Activities

Cash used in financing activities increased $827 million in 2021 compared to 2020 primarily due to:
•a $766 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2021 period compared to the 2020 period. See Note 9 “Debt” to our consolidated financial statements for further information regarding our debt activity; and
•an $81 million increase in dividend payments to our shareholders.

Dividends and Stock Buy-back Program

The table below reflects the declaration of dividends of $1.08 per share for 2021:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2021	$0.27	April 21, 2021	April 30, 2021	May 17, 2021
June 30, 2021	0.27	July 21, 2021	August 2, 2021	August 16, 2021
September 30, 2021	0.27	October 20, 2021	November 1, 2021	November 15, 2021
December 31, 2021	0.27	January 19, 2022	January 31, 2022	February 15, 2022

We expect to continue to return additional value to our shareholders in 2022 through our previously announced dividend increase. We plan to increase our dividend by 3% to $1.11 per common share in 2022. Based on our 2022 expectations, we also expect to have up to $750 million available to invest in attractive opportunities, including share repurchases. Any potential repurchases in 2022 would be under our $2 billion stock buy-back program approved by our board of directors in July 2017. Since December 2017, in total, we have repurchased approximately 32 million shares of our Class P common stock under the program at an average price of approximately $17.71 per share for approximately $575 million. For information on our equity buy-back program and our equity distribution agreement, see Note 11 “Stockholders’ Equity” to our consolidated financial statements.

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

Our dividends are not cumulative. Consequently, if dividends on our stock are not paid at the intended levels, our stockholders are not entitled to receive those payments in the future. Our dividends generally will be paid on or about the 15th day of each February, May, August and November.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

KMI and certain subsidiaries (Subsidiary Issuers) are issuers of certain debt securities. KMI and substantially all of KMI’s wholly owned domestic subsidiaries (Subsidiary Guarantors), are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as subsidiary non-guarantors (Subsidiary Non-Guarantors), the parent issuer, Subsidiary Issuers and Subsidiary Guarantors (the “Obligated Group”) are all guarantors of each series of our guaranteed debt (Guaranteed Notes). As a result of the cross guarantee agreement, a holder of any of the Guaranteed Notes issued by KMI or Subsidiary Issuers are in the same position with respect to the net assets, and income of KMI and the Subsidiary Issuers and Guarantors. The only amounts that are not available to the holders of each of the Guaranteed Notes to satisfy the repayment of such securities are the net assets, and income of the Subsidiary Non-Guarantors.

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.12 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of December 31, 2021.”

All significant intercompany items among the Obligated Group have been eliminated in the supplemental summarized combined financial information. The Obligated Group’s investment balances in Subsidiary Non-Guarantors have been excluded from the supplemental summarized combined financial information. Significant intercompany balances and activity for the Obligated Group with other related parties, including Subsidiary Non-Guarantors (referred to as “affiliates”), are presented separately in the accompanying supplemental summarized combined financial information.

Excluding fair value adjustments, as of December 31, 2021 and 2020, the Obligated Group had $31,608 million and $32,563 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

	December 31,
Summarized Combined Balance Sheet Information	2021	2020
	(In millions)
Current assets	$3,556	$2,957
Current assets - affiliates	1,233	1,151
Noncurrent assets	61,754	61,783
Noncurrent assets - affiliates	508	616
Total Assets	$67,051	$66,507

Current liabilities	$5,413	$4,528
Current liabilities - affiliates	1,332	1,209
Noncurrent liabilities	32,310	33,907
Noncurrent liabilities - affiliates	1,047	1,078
Total Liabilities	40,102	40,722
Redeemable noncontrolling interest	—	728
Kinder Morgan, Inc.’s stockholders’ equity	26,949	25,057
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$67,051	$66,507

Summarized Combined Income Statement Information	Year Ended December 31, 2021
(In millions)
Revenues	$15,307
Operating income	2,541
Net income	1,489

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

Credit Rating
ING	A+
Macquarie	A+
JP Morgan	A+
Bank of Nova Scotia	A+
Bank of America	A-

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

	As of December 31,
Commodity derivative	2021	2020
	(In millions)
Crude oil	$135	$81
Natural gas	36	12
NGL	8	7
Total	$179	$100

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

For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows.  Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows.  Generally, there is not an obligation to prepay fixed rate debt prior to maturity and, as a result, changes in fair value should not have a significant impact on the fixed rate debt. We are generally subject to interest rate risk upon refinancing maturing debt. Below are our debt balances, including debt fair value adjustments, and sensitivity to interest rates:

	December 31, 2021		December 31, 2020
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Fixed rate debt(b)	$33,006	$37,459	$34,376	$39,306

Variable rate debt	$314	$316	$313	$316
Notional principal amount of variable-to-fixed interest rate swap agreements(c)	(490)		(2,750)
Notional principal amount of fixed-to-variable interest rate swap agreements(d)	7,100		7,625
Debt balances subject to variable interest rates(e)	$6,924		$5,188
(a)Fair values were determined using Level 2 inputs.
(b)A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2021 and 2020, would result in changes of approximately $749 million and $1,541 million, respectively, in the estimated fair values of these instruments.
(c)December 31, 2021 amount excludes $4.9 billion of variable-to-fixed interest rate swap agreements that became effective January 4, 2022 and expire December 31, 2022. December 31, 2020 amount includes $2.5 billion of variable-to-fixed interest rate swap agreements that expired during 2021.
(d)December 31, 2020 amount includes $900 million of fixed-to-variable interest rate swap agreements that expired during 2021.
(e)A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 47 and 49 basis points, respectively, in 2021 and 2020) when applied to our outstanding balance of variable rate debt as of December 31, 2021 and 2020, including adjustments for the notional swap amounts described in the table above, would result in changes of approximately $32 million (or $10 million with the inclusion of the variable-to-fixed interest rate swap agreements described in note (c) above) and $25 million, respectively, in our 2021 and 2020 annual income before income taxes.

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

As presented in the table above, we monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements.  As of December 31, 2021, including debt converted to variable rates through the use of interest rate swaps but excluding our debt fair value adjustments, approximately 21% of our debt balances were subject to variable interest rates. The percentage at December 31, 2021 excludes $4,860 million of variable-to-fixed interest rate derivative contracts which became effective January 4, 2022 and hedge our exposure through 2022.

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 14 “Risk Management” to our consolidated financial statements.

LIBOR Phase Out

Amounts drawn under our revolving credit facility may bear interest rates in relation to U.S. Dollar LIBOR (USD LIBOR), depending on our selection of repayment options, and certain of our outstanding interest rate swap agreements have a floating interest rate in relation to one-month LIBOR or three-month LIBOR. In July 2017, the Financial Conduct Authority in the U.K. announced a desire to phase out LIBOR as a benchmark by the end of 2021. The Alternative Reference Rates Committee, a steering committee consisting of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the Federal Reserve Bank of New York, has recommended replacing LIBOR with the Secured Overnight Financing Rate (SOFR), an index supported by short-term Treasury repurchase agreements. On November 30, 2020, ICE Benchmark Administration (IBA), the administrator of USD LIBOR announced that it does not intend to cease publication of the remaining USD LIBOR tenors until June 30, 2023, providing additional time for existing contracts that are dependent on LIBOR to mature.

The agreements governing our Credit Facilities include customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available. The International Swaps and Derivatives Association has developed provisions for SOFR-based fall-back rates to apply upon permanent cessation of LIBOR and has published a protocol to enable market participants to include the new provisions in existing swap agreements. See also Note 19 “Recent Accounting Pronouncements” to our consolidated financial statements for accounting pronouncements related to the LIBOR phase out.

We currently do not expect the transition from LIBOR to have a material impact on us.

Foreign Currency Risk

As of December 31, 2021, we had a notional principal amount of $1,358 million of cross-currency swap agreements that effectively convert all of our fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates.  These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

The information required in this Item 8 is in this report as set forth in the “Index to Financial Statements” on page 69.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2022.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements and (2) Financial Statement Schedules

See “Index to Financial Statements” set forth on Page 69.

(3)Exhibits

Exhibit Number		Description
3.1	*	Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-35081)).

3.2	*	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K, filed October 20, 2017 (File No. 001-35081)).

4.1	*	Form of certificate representing Class P common stock of KMI (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773)).

4.2	*	Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

4.3	*	Amendment No. 1 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.3 to KMI’s Current Report on Form 8-K filed on May 30, 2012 (File No. 001-35081)).

4.4	*	Amendment No. 2 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.1 to KMI’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-35081)).

4.5	*
Indenture dated as of December 9, 2005, among Kinder Morgan Finance Company LLC (formerly Kinder Morgan Finance Company, ULC), Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446)).

4.6	*
Forms of Kinder Morgan Finance Company LLC Notes (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446)).

4.7	*
Indenture dated January 2, 2001 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit 4.11 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11234)).

4.8	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234)).

4.9	*	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234)).

4.10	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.750% Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234)).

4.11	*
Specimen of 7.750% Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234)).

4.12	*
Indenture dated August 19, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346)).

4.13	*
First Supplemental Indenture to Indenture dated August 19, 2002, dated August 23, 2002 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346)).

4.14	*
Form of 7.30% Notes due 2033 (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346)).

4.15	*
Senior Indenture dated January 31, 2003 between Kinder Morgan Energy Partners, L.P. and Wachovia Bank, National Association (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961)).

4.16	*
Form of Senior Note of Kinder Morgan Energy Partners, L.P. (included in the Form of Senior Indenture filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-3 filed on February 4, 2003 (File No. 333-102961)).

4.17	*
Certificate of the Vice President, Treasurer and Chief Financial Officer and the Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-11234)).

4.18	*
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 6.00% Senior Notes due 2017 and 6.50% Senior Notes due 2037 (filed as Exhibit 4.28 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-11234)).

4.19	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.95% Senior Notes due 2038 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 1-11234)).

4.20	*
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.80% Senior Notes due 2021, and the 6.50% Senior Notes due 2039 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (File No. 1-11234)).

4.21	*
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 5.30% Senior Notes due 2020, and the 6.55% Senior Notes due 2040 (filed as Exhibit 4.2 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 1-11234)).

4.22	*
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 6.375% Senior Notes due 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 1-11234)).

4.23	*
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.150% Senior Notes due 2022, and the 5.625% Senior Notes due 2041 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (File No. 1-11234)).

4.24	*
Certificate of the Vice President, Finance and Investor Relations and the Vice President and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 3.500% Senior Notes due 2021 and the 5.500% Senior Notes due 2044 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-11234)).

4.25	*
Certificate of the Vice President and Treasurer and the Vice President and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P., establishing the terms of the 4.250% Senior Notes due 2024 and the 5.400% Senior Notes due 2044 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-11234)).

4.26	*
Indenture, dated March 1, 2012, between KMI and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-3 filed on March 1, 2012 (File No. 001-35081)).

4.27	*
Certificate of the Vice President and Treasurer and the Vice President and Secretary of KMI establishing the terms of the 2.000% Senior Notes due 2017, the 3.050% Senior Notes due 2019, the 4.300% Senior Notes due 2025, the 5.300% Senior Notes due 2034 and the 5.550% Senior Notes due 2045 (filed as Exhibit 10.53 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-35081)).

4.28	*
Certificate of the Vice President and Treasurer and Vice President and Secretary of KMI establishing the terms of the 5.050% Senior Notes due 2046 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-35081)).

4.29	*
Certificate of the Vice President and Treasurer and Vice President and Secretary of KMI establishing the terms of the 1.500% Senior Notes due 2022 and 2.250% Senior Notes due 2027 (filed as Exhibit 4.2 to KMI’s Form 8-A, filed March 16, 2015 (File No. 001-35081)).

4.30	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 3.150% Senior Notes due January 15, 2023 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35081)).

4.31	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the Floating Rate Senior Notes due January 15, 2023 (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-35081)).

4.32	*
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 4.300% Senior Notes due 2028 and the 5.200% Senior Notes due 2048 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (File No. 001-35081)).

4.33	*
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of KMI establishing the terms of the 2.00% Notes due February 15, 2031 and the 3.25% Notes due August 1, 2050 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-35081)).

4.34	*
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of KMI establishing the terms of the 3.60% Notes due February 15, 2051 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35081)).

4.35		Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of KMI establishing the terms of the 1.750% Notes due 2026.

4.36		Certain instruments with respect to long-term debt of KMI and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of KMI and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601. KMI hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

4.37	*	Description of Capital Stock of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.38	*	Description of Debt Securities of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1	*
Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan (filed as Exhibit 4.5 to Post-Effective Amendment No. 1 to KMI’s Registration Statement on Form S-8 filed July 16, 2021 (File No. 333-205430)).

10.2	*	2021 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-35081)).

10.3	*	2016 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35081))

10.4	*	2018 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-35081))

10.5	*
Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (filed as Exhibit 10.4 to KMI’s Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35081)).

10.6	*	2021 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.5 to KMI’s Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35081)).

10.7	*	KMI Employees Stock Purchase Plan (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

10.8	*	Amended and Restated Annual Incentive Plan of KMI (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed January 26, 2021 (File No. 001-35081)).

10.9	*
Revolving Credit Agreement, dated November 16, 2018 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.15 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-35081)).

10.10	*
Revolving Credit Agreement, dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed August 25, 2021 (File No. 001-35081)).

10.11	*
First Amendment to Revolving Credit Agreement, dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.2 to KMI's Current Report on Form 8-K filed August 25, 2021 (File 001-35081)).

10.12	Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2021.

21.1	Subsidiaries of KMI.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019; (ii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iii) our Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) our Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; (v) our Consolidated Statements of Stockholders’ Equity as of and for the years ended December 31, 2021, 2020, and 2019; and (vi) the notes to our Consolidated Financial Statements.

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

KINDER MORGAN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment of the South Texas Gathering and Processing Long-lived Assets

As described in Notes 2 and 4 to the consolidated financial statements, during the second quarter of 2021, the Company recognized a non-cash, long-lived asset impairment of $1,600 million related to the Company’s South Texas gathering and processing long-lived assets. Management evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine if a long-lived asset is recoverable, management compares the asset’s estimated undiscounted future cash flows to its carrying value. To compute the estimated undiscounted future cash flows, management used the forecast of expected revenues, adjusted for upcoming contract expirations. If the carrying value of a long-lived asset is in excess of estimated undiscounted future cash flows, management typically uses discounted cash flow analyses to calculate the fair value of the long-lived asset to determine the impairment required. The significant assumptions made in calculating the fair value include estimates of future cash flows and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment of the South Texas gathering and processing long-lived assets is a critical audit matter are (i) the significant judgment by management when determining the fair value of the South Texas gathering and processing long-lived assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, analyses, and the significant assumptions related to future cash flows and discount rates used by management in determining the fair value of the South Texas gathering and processing long-lived assets; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment of the South Texas gathering and processing long-lived assets, including controls over the determination of the fair value of the long-lived assets. These procedures also included, among others (i) testing management’s process for determining the fair value of the South Texas gathering and processing long-lived assets; (ii) evaluating the appropriateness of the discounted cash flow analyses; (iii) testing the completeness and accuracy of the underlying data used by management in the discounted cash flow analyses; and (iv) evaluating the reasonableness of significant assumptions used by management related to future cash flows and discount rates. Evaluating management’s significant assumptions related to future cash flows involved evaluating whether the assumptions used were reasonable considering the current and past performance of the South Texas gathering and processing long-lived assets. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the discount rate significant assumption.

Acquisitions of Stagecoach Gas Services LLC and its Subsidiaries - Fair Value of Assets Acquired

As described in Note 3 to the consolidated financial statements, the Company completed the acquisitions of Stagecoach Gas Services LLC and its subsidiaries (Stagecoach) in 2021 for approximately $1,258 million. These acquisitions resulted in the recognition of $1,187 million of property, plant and equipment. For acquired businesses, the Company recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management determined the fair value utilizing valuation methodologies including discounted cash flows and the cost approach. Determining the fair value of these items requires management judgment and the utilization of an independent valuation specialist and involves the use of significant estimates and assumptions. The significant assumptions made in performing these valuations include the discount rate, future revenues and replacement costs.

The principal considerations for our determination that performing procedures relating to the fair value of assets acquired in the Stagecoach acquisitions is a critical audit matter are (i) the significant judgment by management, including the use of an independent valuation specialist, when determining the fair value of the assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence related to the data, analyses, and the significant assumptions related to the discount rate, future revenues, and replacement costs used by management and its independent valuation specialist in determining the fair value of the assets acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the assets acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the assets acquired; (iii) evaluating the appropriateness of the discounted cash flow analyses and the cost approach; (iv) testing the completeness and accuracy of the underlying data used by management and its independent valuation specialist in the discounted cash flow analyses and the cost approach; (v) assessing the qualifications of the independent valuation specialist used by management and understanding the Company’s relationship with its independent valuation specialist; (vi) evaluating the reasonableness of significant assumptions used by management and its independent valuation specialist related to the discount rate, future revenues and replacement costs; and (vii) evaluating the independent valuation specialist’s results. Evaluating management’s significant assumptions related to future revenues involved evaluating whether the assumptions used were reasonable considering the current and past performance of Stagecoach. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analyses and the cost approach and evaluating the reasonableness of the fair value of the assets acquired, including the evaluation of the reasonableness of the replacement costs and the discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 7, 2022

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Services	$7,757	$7,618	$8,198
Commodity sales	8,714	3,891	4,811
Other	139	191	200
Total Revenues	16,610	11,700	13,209
Operating Costs, Expenses and Other
Costs of sales	6,493	2,545	3,263
Operations and maintenance	2,368	2,475	2,591
Depreciation, depletion and amortization	2,135	2,164	2,411
General and administrative	655	648	590
Taxes, other than income taxes	426	378	426
Loss (gain) on impairments and divestitures, net (Note 4)	1,624	1,932	(942)
Other income, net	(7)	(2)	(3)
Total Operating Costs, Expenses and Other	13,694	10,140	8,336
Operating Income	2,916	1,560	4,873
Other Income (Expense)
Earnings from equity investments	591	780	101
Amortization of excess cost of equity investments	(78)	(140)	(83)
Interest, net	(1,492)	(1,595)	(1,801)
Other, net (Note 3)	282	56	75
Total Other Expense	(697)	(899)	(1,708)
Income Before Income Taxes	2,219	661	3,165
Income Tax Expense	(369)	(481)	(926)
Net Income	1,850	180	2,239
Net Income Attributable to Noncontrolling Interests	(66)	(61)	(49)
Net Income Attributable to Kinder Morgan, Inc.	$1,784	$119	$2,190
Class P Common Stock
Basic and Diluted Earnings Per Share	$0.78	$0.05	$0.96
Basic and Diluted Weighted Average Shares Outstanding	2,266	2,263	2,264

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,850	$180	$2,239
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $131, $(75), and $52, respectively)	(432)	249	(177)
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(83), $78, and $(2), respectively)	273	(255)	6
Foreign currency translation adjustments (net of taxes of $—, $—, and $(27), respectively)	—	—	108
Benefit plan adjustments (net of taxes of $(47), $19, and $(23), respectively)	155	(68)	77
Total other comprehensive (loss) income	(4)	(74)	14
Comprehensive income	1,846	106	2,253
Comprehensive income attributable to noncontrolling interests	(66)	(61)	(66)
Comprehensive income attributable to KMI	$1,780	$45	$2,187

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,140	$1,184
Restricted deposits	7	25
Accounts receivable	1,611	1,293
Fair value of derivative contracts	220	185
Inventories	562	348
Other current assets	289	168
Total current assets	3,829	3,203
Property, plant and equipment, net	35,653	35,836
Investments	7,578	7,917
Goodwill	19,914	19,851
Other intangibles, net	1,678	2,453
Deferred income taxes	115	536
Deferred charges and other assets	1,649	2,177
Total Assets	$70,416	$71,973
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,646	$2,558
Accounts payable	1,259	837
Accrued interest	504	525
Accrued taxes	270	267
Accrued contingencies	284	307
Other current liabilities	858	580
Total current liabilities	5,821	5,074
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,772	30,838
Debt fair value adjustments	902	1,293
Total long-term debt	30,674	32,131
Other long-term liabilities and deferred credits	2,000	2,202
Total long-term liabilities and deferred credits	32,674	34,333
Total Liabilities	38,495	39,407
Commitments and contingencies (Notes 9, 13, 17 and 18)
Redeemable Noncontrolling Interest (Note 2)	—	728
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,267,391,527 and 2,264,257,336 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,806	41,756
Accumulated deficit	(10,595)	(9,936)
Accumulated other comprehensive loss	(411)	(407)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,823	31,436
Noncontrolling interests	1,098	402
Total Stockholders’ Equity	31,921	31,838
Total Liabilities, Redeemable Noncontrolling Interest and Stockholders’ Equity	$70,416	$71,973

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities
Net income	$1,850	$180	$2,239
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,135	2,164	2,411
Deferred income taxes	355	345	717
Amortization of excess cost of equity investments	78	140	83
Loss (gain) on impairments and divestitures, net (Note 4)	1,624	1,932	(942)
Gain on sale of interest in equity investment (Note 3)	(206)	—	—
Earnings from equity investments	(591)	(780)	(101)
Distributions of equity investment earnings	720	633	590
Pension (contributions) net of noncash pension benefit expenses	(39)	(90)	14
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable	(265)	88	98
Inventories	(202)	16	4
Other current assets	(109)	49	100
Accounts payable	387	(19)	(198)
Accrued interest, net of interest rate swaps	(17)	(51)	(43)
Accrued taxes	2	(93)	(142)
Other current liabilities	146	(81)	(46)
Rate reparations, refunds and other litigation reserve adjustments	(57)	40	(4)
Other, net	(103)	77	(32)
Net Cash Provided by Operating Activities	5,708	4,550	4,748
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired	(1,547)	(16)	(79)
Capital expenditures	(1,281)	(1,707)	(2,270)
Sales of property, plant and equipment, investments, and other net assets, net of removal costs	406	1,069	82
Proceeds from the KML and U.S. Cochin Sale, net of cash disposed (Note 3)	—	—	1,527
Contributions to investments	(38)	(386)	(1,299)
Distributions from equity investments in excess of cumulative earnings	163	154	333
Other, net	(8)	(25)	(8)
Net Cash Used in Investing Activities	(2,305)	(911)	(1,714)
Cash Flows From Financing Activities
Issuances of debt	5,959	3,888	8,036
Payments of debt	(6,831)	(3,996)	(11,224)
Debt issue costs	(27)	(25)	(10)
Cash dividends - common shares (Note 11)	(2,443)	(2,362)	(2,163)
Repurchases of common shares	—	(50)	(2)
Contributions from investment partner and noncontrolling interests	4	14	151
Distributions to investment partner	(82)	(79)	(11)
Distribution to noncontrolling interests - KML distribution of the TMPL Sale proceeds	—	—	(879)
Distributions to noncontrolling interests - other	(20)	(15)	(55)
Other, net	(25)	(13)	(28)
Net Cash Used in Financing Activities	(3,465)	(2,638)	(6,185)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	—	(1)	29
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Deposits	(62)	1,000	(3,122)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209	3,331
Cash, Cash Equivalents, and Restricted Deposits, end of period	$1,147	$1,209	$209

KINDER MORGAN, INC. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2021	2020	2019
Cash and Cash Equivalents, beginning of period	$1,184	$185	$3,280
Restricted Deposits, beginning of period	25	24	51
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,209	209	3,331
Cash and Cash Equivalents, end of period	1,140	1,184	185
Restricted Deposits, end of period	7	25	24
Cash, Cash Equivalents, and Restricted Deposits, end of period	1,147	1,209	209
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Deposits	$(62)	$1,000	$(3,122)

Noncash Investing and Financing Activities
Increase in property, plant and equipment from both accruals and contractor retainage	$74
ROU assets and operating lease obligations recognized (Note 17)	59	$20	$399
Marketable securities obtained as consideration for divestiture (Note 3)	—	—	892
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,529	1,661	1,860
Cash paid during the period for income taxes, net	10	227	372

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2018	2,262	$23	$41,701	$(7,716)	$(330)	$33,678	$853	$34,531
Impact of adoption of ASU				(4)		(4)		(4)
Balance at January 1, 2019	2,262	23	41,701	(7,720)	(330)	33,674	853	34,527
Repurchases of shares			(2)			(2)		(2)
Restricted shares	3		46			46		46
Net income				2,190		2,190	49	2,239
Distributions						—	(55)	(55)
Contributions						—	3	3
Dividends				(2,163)		(2,163)		(2,163)
Sale of interest in KML					68	68	(503)	(435)
Other						—	1	1
Other comprehensive loss					(71)	(71)	(4)	(75)
Balance at December 31, 2019	2,265	23	41,745	(7,693)	(333)	33,742	344	34,086
Repurchases of shares	(4)		(50)			(50)		(50)
Restricted shares	3		61			61		61
Net income				119		119	61	180
Distributions						—	(15)	(15)
Contributions						—	11	11
Dividends				(2,362)		(2,362)		(2,362)
Other						—	1	1
Other comprehensive loss					(74)	(74)		(74)
Balance at December 31, 2020	2,264	23	41,756	(9,936)	(407)	31,436	402	31,838
Restricted shares	3		50			50		50
Net income				1,784		1,784	66	1,850
Distributions						—	(20)	(20)
Contributions						—	4	4
Dividends				(2,443)		(2,443)		(2,443)
Reclassification of redeemable noncontrolling interest						—	646	646
Other comprehensive loss					(4)	(4)		(4)
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosures, including those related to contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Allowance for Credit Losses

We evaluate our financial assets measured at amortized cost and off-balance sheet credit exposures for expected credit losses over the contractual term of the asset or exposure. We consider available information relevant to assessing the collectability of cash flows including the expected risk of credit loss even if that risk is remote. We measure expected credit losses on a collective (pool) basis when similar risk characteristics exist, and we reflect the expected credit losses on the amortized cost basis of the financial asset as of the reporting date.

Our financial instruments primarily consist of our accounts receivable from customers, notes receivable from affiliates, and contingent liabilities such as proportional guarantees of debt obligations of certain equity investees. We utilized historical analysis of credit losses experienced over the previous five years along with current conditions and reasonable and supportable forecasts of future conditions in our evaluation of collectability of our financial assets. Our allowance for credit losses includes an evaluation of estimated impacts resulting from the economic effects of COVID-19, which we estimate could have a more significant impact to certain subset or pools of customers.

Our allowance for credit losses as of December 31, 2021 and 2020 was $1 million and $26 million, respectively, and is included in “Other current assets” in our accompanying consolidated balance sheets.

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

For the majority of our assets, we compute depreciation using either the straight-line method based on estimated economic lives or the composite depreciation method, which applies a single depreciation rate for a group of assets. We apply composite depreciation rates to functional groups of property having similar economic characteristics. The rates range from 0.092% to 33.3% excluding certain short-lived assets such as vehicles. For FERC-regulated entities, the FERC-accepted composite depreciation rate is applied to the total cost of the composite group until the net book value equals the salvage value. For other entities, depreciation estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances, estimated production life of the oil or gas field served by the asset, contract term for assets on leased or customer property and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When these assets are put into service, we make estimates with respect to useful lives (and salvage values where appropriate) that we believe are reasonable. Subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization expense. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

A gain on the sale of property, plant and equipment used in our oil and gas producing activities or in our liquids and bulk terminal activities is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received. A gain on an asset disposal is recognized in income in the period that the sale is closed. A loss on the sale of property, plant and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sales proceeds received or the market value if the asset is being held for sale. A loss is recognized when the asset is sold or when the net cost of an asset held for sale is greater than the market value of the asset. For our pipeline system assets under the composite method of depreciation, we charge the original cost of property sold or retired to accumulated depreciation and amortization, net of salvage and cost of removal. Gains and losses are booked for FERC-approved operating unit sales and land sales and are recorded to income or expense accounts in accordance with regulatory accounting guidelines.

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

Long-lived Asset Impairments

We evaluate long-lived assets including leases and investments for impairment whenever events or changes in circumstances indicate that our carrying amount of an asset or investment may not be recoverable.  We recognize impairment losses when the estimated fair value is less than its carrying amount.

In addition to our annual goodwill impairment test, to the extent triggering events exist, we complete a review of the carrying value of our long-lived assets, including property, plant and equipment as well as other intangibles, and record, as applicable, the appropriate impairments using a two-step approach. To determine if a long-lived asset is recoverable, we compare the asset’s estimated undiscounted cash flows to its carrying value (step 1). Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If the carrying value of a long-lived asset or asset group is in excess of estimated undiscounted cash flows, we typically use discounted cash flow analyses to calculate the fair value of the long-lived asset to determine if an impairment is required (step 2).

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

Refer to Note 4 for further information.

Equity Method of Accounting and Basis Differences

We use the equity method of accounting for investments which we do not control, but for which we have the ability to exercise significant influence. The carrying values of these investments are impacted by our share of investee income or loss, distributions, amortization or accretion of basis differences and other-than-temporary impairments.

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

We evaluate goodwill for impairment on May 31 of each year.  For purposes of our May 31, 2021 evaluation, we grouped our businesses into six reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; and (vi) Terminals.  With our August 20, 2021 acquisition of Kinetrex Energy, we expanded our reporting units to include the Energy Transition Ventures reporting unit (see Note 3). We also evaluate goodwill for impairment to the extent events or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. Generally, the evaluation of goodwill for impairment involves a quantitative test, although under certain circumstance an initial qualitative evaluation may be sufficient to conclude that goodwill is not impaired without conducting the quantitative test.

A large portion of our goodwill is non-deductible for tax purposes, and as such, to the extent there are impairments, all or a portion of the impairment may not result in a corresponding tax benefit.

Refer to Note 8 for further information.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts, relationships and agreements, and technology-based assets. As of December 31, 2021 and 2020, the gross carrying amounts of these intangible assets was $3,036 million and $4,074 million, respectively, and the accumulated amortization was $1,358 million and $1,621 million, respectively, resulting in net carrying amounts of $1,678 million and $2,453 million, respectively.

Our intangible assets primarily relate to customer contracts or other relationships for the handling and storage of petroleum, chemical, and dry-bulk materials, including oil, gasoline, and other refined petroleum products, petroleum coke, metals and ores, the gathering of natural gas and the production and supply of RNG. We determined the values of these intangible assets by first, estimating the revenues derived from a customer contract or relationship (offset by the cost and expenses of supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate.

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

For the years ended December 31, 2021, 2020 and 2019, the amortization expense on our intangibles totaled $237 million, $212 million and $214 million, respectively. Our estimated amortization expense for our intangible assets for each of the next five fiscal years (2022 – 2026) is approximately $242 million, $177 million, $153 million, $147 million, and $144 million, respectively. As of December 31, 2021, the weighted average amortization period for our intangible assets was approximately ten years.

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

Operations and Maintenance

Operations and maintenance include costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our crude oil, gas and CO2 producing activities included within operations and maintenance totaled $180 million, $319 million and $382 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Leases

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment including rail cars and large trucks, tanks, office equipment and land. Our leases have remaining lease terms of one to 49 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception or upon modification. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Our operating ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term at commencement date. Leases with variable rate adjustments, such as Consumer Price Index (CPI) adjustments, were reflected based on contractual lease payments as outlined within the lease agreement and exclude CPI adjustments. Because most of our leases do not provide an explicit rate of return, we use our incremental secured borrowing rate based on lease term information available at the commencement date of the lease in determining the present value of lease payments. We have real estate lease agreements with lease and non-lease components, which are accounted for separately, while for the remainder of our agreements we have elected the practical expedient to account for lease and non-lease components as a single lease component. For certain equipment leases, such as copiers and vehicles, we account for the leases under a portfolio method. Leases that were grandfathered under various portions of Topic 842, such as land easements, are reassessed when agreements are modified.

Refer to Note 17 for further information.

Share-based Compensation

We recognize compensation expense ratably over the vesting period of the restricted stock award based on the grant-date fair value, which is determined based on the market price of our Class P common stock on the grant date, less estimated forfeitures. Forfeiture rates are estimated based on historical forfeitures under our restricted stock award plans. Upon vesting, the restricted stock award will be paid in shares of our Class P common stock.

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

Redeemable Noncontrolling Interest

Through December 14, 2021, redeemable noncontrolling interest represented the interest in one of our consolidated subsidiaries, ELC, that was not owned by us, which in certain limited circumstances, the partner had the right to relinquish its interest in the subsidiary and redeem its cumulative contributions, net of distributions it had received through date of the amended operating agreement. Distributions paid to EIG prior to that date were recorded as a reduction to the “Redeemable Noncontrolling Interest” balance. On December 14, 2021, the ownership agreement was modified such that EIG’s interest is no longer contingently redeemable, and the balance was reclassified to “Noncontrolling Interests.” Net income attributable to redeemable noncontrolling interest was $58 million, $54 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in “Net Income Attributable to Noncontrolling Interests” in our accompanying consolidated statements of income.

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

The following table summarizes our regulatory asset and liability balances as of December 31, 2021 and 2020:

	December 31,
	2021	2020
	(In millions)
Current regulatory assets	$66	$25
Non-current regulatory assets	220	231
Total regulatory assets(a)	$286	$256

Current regulatory liabilities	$32	$26
Non-current regulatory liabilities	163	169
Total regulatory liabilities(b)	$195	$195
(a)Regulatory assets as of December 31, 2021 include (i) $121 million of unamortized losses on disposal of assets; (ii) $47 million income tax gross up on equity AFUDC; and (iii) $118 million of other assets including amounts related to fuel tracker arrangements. Approximately $155 million of the regulatory assets, with a weighted average remaining recovery period of 10 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes; therefore, it does not earn a return.
(b)Regulatory liabilities as of December 31, 2021 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $107 million of the $163 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 16 years, while the remaining $56 million is not subject to a defined period.

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be restricted stock or restricted stock units issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Net Income Available to Stockholders	$1,784	$119	$2,190
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(14)	(13)	(12)
Net Income Allocated to Class P Stockholders	$1,770	$106	$2,178

Basic Weighted Average Shares Outstanding	2,266	2,263	2,264
Basic Earnings Per Share	$0.78	$0.05	$0.96
(a)As of December 31, 2021, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Year Ended December 31,
	2021	2020	2019
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13
Convertible trust preferred securities	3	3	3

3.	Acquisitions and Divestitures

Business Combinations

For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and the utilization of an independent valuation specialist, if applicable, and involves the use of significant estimates and assumptions.

As of December 31, 2021, our allocation of the purchase price for significant acquisitions completed during the year ended December 31, 2021 are detailed below:

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant & equipment	Deferred charges & other	Goodwill	Current liabilities	Long-term liabilities
			(In millions)
(1)	8/21	Kinetrex	$318	$18	$49	$262	$63	$(6)	$(68)
(2)	7/21	Stagecoach Gas Services LLC	1,258	53	1,187	24	—	(6)	—

(1) Kinetrex

On August 20, 2021, we completed the acquisition of Indianapolis-based Kinetrex from an affiliate of Parallel49 Equity for $318 million, including purchase price adjustments for working capital. Deferred charges and other within the preliminary purchase price allocation includes $63 million related to an equity investment and $199 million related to a customer relationship with an amortization period of approximately 10 years. Kinetrex is a supplier of LNG in the Midwest and a producer and supplier of RNG under long-term contracts to transportation service providers. Kinetrex has a 50% interest in the largest RNG facility in Indiana and we commenced construction on three additional landfill-based RNG facilities in September 2021. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment.

(2) Stagecoach Gas Services LLC

On July 9, 2021 and November 24, 2021, we completed the acquisitions of Stagecoach Gas Services LLC and its subsidiaries (Stagecoach), a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1,258 million, including a preliminary purchase price adjustment for working capital. Deferred charges and other within the preliminary purchase price allocation relates to customer contracts with a weighted average amortization period of less than 2 years. The determination of fair value utilized valuation methodologies including discounted cash flows and the cost approach. The significant assumptions made in performing these valuations include a discount rate of approximately 12%, future revenues and replacement costs. To compute estimated future cash flows for Stagecoach, transportation and storage revenue forecasts were developed based on projected demand and future rates for services in the Northeast market areas.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1, 2021 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of operations.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of operations for the year ended December 31, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

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

Sale of Trans Mountain Pipeline System and Its Expansion Project

On January 3, 2019, KML distributed the net proceeds from the sale of TMPL, the TMEP, and the Puget Sound pipeline system in 2018 to its shareholders as a return of capital. Public owners of KML’s restricted voting shares, reflected as noncontrolling interests by us, received approximately $0.9 billion (C$1.2 billion), and most of our approximate 70% portion of the net proceeds of $1.9 billion (C$2.5 billion) (after Canadian tax) were used to repay our outstanding commercial paper borrowings of $0.4 billion and in February 2019, to pay down approximately $1.3 billion of maturing long-term debt.

4.  Losses and Gains on Impairments, Divestitures and Other Write-downs

During the years ended December 31, 2021, 2020, and 2019, we recorded net pre-tax losses of $1,535 million, losses of $1,922 million and gains of $285 million, respectively, reflecting net losses on impairments of goodwill, long-lived assets, intangible and other assets and certain equity investments, and net losses and gains on divestitures of assets and equity investments. The year ended December 31, 2021 amount primarily includes pre-tax long-lived asset impairments of $1,634 million. The year ended December 31, 2020 amount primarily includes pre-tax goodwill and long-lived asset impairment losses of $1,600 million and $376 million, respectively, and the year ended December 31, 2019 amount primarily includes a net pre-tax gain of $1,296 million related to the KML and U.S. Cochin Sale (see Note 3) and impairment losses of $1,014 million as further described below.

We recognized the following non-cash pre-tax losses (gains) on impairments and divestitures on assets and equity investments during the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Natural Gas Pipelines
Impairments of long-lived assets(a)	$1,600	$—	$290
Impairment of goodwill(b)	—	1,000	—
Gain on sale of interest in NGPL Holdings(c)	(206)	—	—
Loss on write-down of related party note receivable(d)	117	—	—
(Gains) losses on divestitures of long-lived assets and other write-downs(e)	(1)	10	(967)
Impairment of equity investments(f)	—	—	650
Products Pipelines
Impairments of long-lived assets	—	21	—
Terminals
Impairments of long-lived assets	34	5	—
Losses (gains) on divestitures of long-lived assets(g)	2	(54)	(335)
Gain on sale of equity investment interests	—	(10)	—
CO2
Impairment of goodwill(b)	—	600	—
Impairments of long-lived assets(h)	—	350	74
(Gains) losses on divestitures of long-lived assets	(8)	—	2
Other (gains) losses on divestitures of long-lived assets	(3)	—	1
Pre-tax losses on impairments, divestitures and other write-downs, net	$1,535	$1,922	$(285)
(a)2021 amount represents non-cash impairments associated with our South Texas gathering and processing assets. 2019 amount represents non-cash impairments associated with certain gathering and processing assets in Oklahoma and northern Texas.
(b)2020 amount represent non-cash goodwill impairments associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units (see “—Impairments—Goodwill” below).
(c)See Note 3.
(d)See “—Other Write-downs” below for a further discussion.
(e)2019 amount includes a $957 million gain related to the sale of the Cochin Pipeline system.
(f)2019 amount represents the non-cash impairment of our investment in Ruby which is included in “Earnings from equity investments” on our accompanying consolidated statements of income for the year ended December 31, 2019.
(g)2020 amount includes a $55 million gain related to the sale of our Staten Island terminal. 2019 amount includes a $339 million gain related to the sale of KML.
(h)2020 and 2019 amounts represent impairments of oil and gas properties.

Impairments

Long-lived Assets

During the second quarter 2021, we evaluated our South Texas gathering and processing assets within our Natural Gas Pipeline business segment for impairment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024. To compute the estimated undiscounted future cash flows we used the forecast of expected revenues adjusted for upcoming contract expirations. This analysis indicated that our South Texas gathering and processing assets failed step one. In step two, we utilized an income approach to estimate fair value and compared it to the carrying value. The significant assumptions made in calculating fair value include estimates of future cash flows and discount rates. We applied an approximate 8.5% discount rate, a Level 3 input, which we believed represented the estimated weighted average cost of capital of a theoretical market participant. As a result of our evaluation, we recognized a non-cash, long-lived asset impairment of $1,600 million during the year ended December 31, 2021.

During the first half of 2020, the energy production and demand factors related to COVID-19 and the sharp decline in commodity prices represented a triggering event that required us to perform impairment testing on certain businesses that are sensitive to commodity prices. As a result, we performed an impairment analysis of long-lived assets within our CO2 business segment which resulted in a non-cash impairment of long-lived assets within our CO2 business segment shown in the above table during the year ended December 31, 2020.

As of March 31, 2020, for our CO2 assets, the computation of estimated undiscounted future cash flows included the following:

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

For certain oil and gas properties that failed the first step, we used a discounted cash flow analysis to estimate fair value. We applied a 10.5% discount rate, which we believe represented the estimated weighted average cost of capital of a theoretical market participant. Based on step two of our long-lived assets impairment test, we recognized $350 million of impairments on those oil and gas producing properties where the total carrying value exceeded its total estimated fair market value as of March 31, 2020.

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

Additional impairments totaling $290 million were recognized during the year ended December 31, 2019 on long-lived assets within our Natural Gas Pipelines business segment and were driven by continued reduced drilling activity in Oklahoma and northern Texas demonstrated in the fourth quarter. The reduced estimate triggered an impairment analysis as we determined that our carrying value may no longer be recoverable. The assets failed step 1 of our evaluation. Step 2 involved using the income approach to calculate the fair value of the asset group and comparing it to the carrying value. The impairment that we recorded represented the difference between the fair and carrying values.

Goodwill

The fair value estimates used in our goodwill impairment test are primarily based on Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates using market and income approach valuation methodologies, which include assumptions primarily involving management’s significant judgments and estimates with respect to market multiples, comparable sales transactions, weighted average costs of capital, general economic conditions and the related demand for products handled or transported by our assets as well as assumptions regarding future cash flows based on production growth rate assumptions, terminal values and discount rates. We use primarily a market approach and, in some instances where deemed necessary, also use discounted cash flow analyses to determine the fair value of our assets. We use discount rates representing our estimate of the risk-adjusted discount rates that would be used by market participants specific to the particular reporting unit.

The results of our May 31, 2021 annual impairment test indicated that for each of our reporting units, the reporting unit fair value exceeded the carrying value.

During the first quarter of 2020, we conducted interim impairment tests of goodwill for our CO2 and Natural Gas Pipelines Non-Regulated reporting units, and during the second quarter 2020, we conducted our annual impairment test of goodwill for all of our reporting units which resulted in non-cash impairments of goodwill within our CO2 and Natural Gas Pipelines business segments during the year ended December 31, 2020 as shown in the table above.

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

•In regards to our Natural Gas Pipelines Non-Regulated reporting unit, while no impairment was required as of March 31, 2020, it experienced a sharp decline in customer demand for its services during the second quarter of 2020. This represented a timing lag from the initial economic decline impacts resulting from the severe downturn in the upstream energy industry, including our CO2 business, whereby oil and gas producing companies accelerated their shut down of wells and reduced production during the second quarter which consequently adversely impacted the demand for our midstream services. In addition, continued diminished (i) current and expected future commodity pricing and (ii) peer group market capitalization values provided further indicators that an impairment of goodwill had occurred for this reporting unit during the second quarter.

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

The fair value estimates used in the long-lived asset and goodwill tests were primarily based on Level 3 inputs of the fair value hierarchy.

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

Other Write-downs

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, driven by the recent impairment by Ruby of its assets, which is included within “Earnings from equity investments” in our accompanying consolidated statement of operations for the year ended December 31, 2021. The impairment at Ruby was the result of upcoming contract expirations and additional uncertainty identified in late February 2021 regarding the proposed development of a third party LNG exporting facility that could significantly increase the demand for its services.

5.	Income Taxes

The components of “Income Before Income Taxes” are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
U.S.	$2,217	$663	$2,482
Foreign	2	(2)	683
Total Income Before Income Taxes	$2,219	$661	$3,165

Components of the income tax provision applicable for federal, foreign and state taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Current tax expense (benefit)
Federal	$—	$(20)	$(2)
State	11	9	10
Foreign(a)	3	147	201
Total	14	136	209
Deferred tax expense (benefit)
Federal	334	440	682
State	21	49	66
Foreign(a)	—	(144)	(31)
Total	355	345	717
Total tax provision	$369	$481	$926
(a)Our Canadian income tax (benefit) expense was $(1) million, $(4) million and $165 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2021		2020		2019
	(In millions, except percentages)
Federal income tax	$466	21.0%	$139	21.0%	$665	21.0%
Increase (decrease) as a result of:
Taxes on foreign earnings, net of federal benefit	2	0.1%	2	0.3%	139	4.4%
Net effects of noncontrolling interests	(14)	(0.6)%	(13)	(2.0)%	(10)	(0.3)%
State income tax, net of federal benefit	50	2.2%	52	7.9%	68	2.1%
Dividend received deduction	(46)	(2.1)%	(27)	(4.1)%	(39)	(1.1)%
Release of valuation allowance	(38)	(1.7)%	—	—%	—	—%
Nondeductible goodwill	—	—%	336	50.8%	108	3.4%
General business credit	(36)	(1.6)%	—	—%	—	—%
Federal refunds	—	—%	(20.0)	(3.0)%	—	—%
Other	(15)	(0.7)%	12	1.9%	(5)	(0.2)%
Total	$369	16.6%	$481	72.8%	$926	29.3%

Deferred tax assets and liabilities result from the following:

	December 31,
	2021	2020
	(In millions)
Deferred tax assets
Employee benefits	$154	$224
Net operating loss carryforwards	1,476	1,484
Tax credit carryforwards	301	257
Other	229	242
Valuation allowances	(93)	(138)
Total deferred tax assets	2,067	2,069
Deferred tax liabilities
Property, plant and equipment	166	414
Investments	1,769	1,084
Other	17	35
Total deferred tax liabilities	1,952	1,533
Net deferred tax assets	$115	$536

Deferred Tax Assets and Valuation Allowances

We have deferred tax assets of $1,476 million related to net operating loss carryovers, $301 million related to general business and foreign tax credits, and $93 million of valuation allowances related to these deferred tax assets as of December 31, 2021. As of December 31, 2020, we had deferred tax assets of $1,484 million related to net operating loss carryovers, $257 million related to general business and foreign tax credits, and $100 million of valuation allowances related to these deferred tax assets. We expect to generate taxable income and begin to utilize federal net operating loss carryforwards and tax credits in 2024.

We decreased our valuation allowances related to net operating loss and tax credits in 2021 by $7 million, primarily due to $5 million of statute expirations for federal and state net operating losses and foreign tax credits and $2 million of currency fluctuations on foreign net operating losses. We also released the $38 million of valuation allowances related to our investment in NGPL upon the sale of a partial interest in NGPL.

Expiration Periods for Deferred Tax Assets: As of December 31, 2021, we have U.S. federal net operating loss carryforwards of $2.7 billion that will be carried forward indefinitely and $3.2 billion that will expire from 2022 - 2037; state losses of $4 billion which will expire from 2022 - 2040; and foreign losses of $77 million which will be carried forward indefinitely. We also have $287 million of general business credits which will expire from 2026 - 2031; and approximately $14 million of foreign tax credits, which will expire from 2022 - 2027. Use of a portion of our U.S. federal carryforwards is subject to the limitations provided under Sections 382 and 383 of the Internal Revenue Code as well as the separate return limitation rules of Internal Revenue Service regulations. If certain substantial changes in our ownership occur, there would be an annual limitation on the amount of carryforwards that could be utilized.

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

Our gross unrecognized tax benefit balances, excluding immaterial amounts of interest and penalties, were $21 million, $18 million and $16 million as of December 31, 2021, 2020 and 2019, respectively. Reductions based on settlements with taxing authorities were $0 million for each of the years ended December 31, 2021 and 2020 and $21 million for the year ended December 31, 2019, respectively. All of the $21 million of unrecognized tax benefits, if recognized, would affect our effective tax rate in future periods.  In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will not have any material change during the next year, primarily due to releases from statute expirations, offset by additions for state filing positions taken in prior years.

We are subject to taxation and have tax years open to examination for the periods 2017 - 2021 in the U.S., which include net operating loss utilization from earlier years, 2003 - 2021 in various states and 2008 - 2021 in various foreign jurisdictions.

6.  Property, Plant and Equipment, net

Classes and Depreciation

As of December 31, 2021 and 2020, our property, plant and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In millions)
Pipelines (Natural gas, liquids, crude oil and CO2)	$20,254	$20,339
Equipment (Natural gas, liquids, crude oil, CO2, and terminals)	26,511	26,142
Other(a)	5,356	5,188
Accumulated depreciation, depletion and amortization	(18,792)	(17,818)
	33,329	33,851
Land and land rights-of-way	1,718	1,403
Construction work in process	606	582
Property, plant and equipment, net	$35,653	$35,836
(a)Includes general plant, general structures and buildings, computer and communication equipment, intangibles, vessels, transmix products, linefill and miscellaneous property, plant and equipment.

As of December 31, 2021 and 2020, property, plant and equipment, net included $12,277 million and $12,160 million, respectively, of assets which were regulated by the FERC. Depreciation, depletion, and amortization expense charged against property, plant and equipment was $1,873 million, $1,928 million and $2,176 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Asset Retirement Obligations

As of December 31, 2021 and 2020, we recognized asset retirement obligations in the aggregate amount of $196 million and $214 million, respectively, of which $4 million were classified as current for both periods. The majority of our asset retirement obligations are associated with our CO2 business segment, where we are required to plug and abandon oil and gas wells that have been removed from service and to remove the surface wellhead equipment and compressors.

7.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. The following table provides details on our investments as of December 31, 2021 and 2020, and our earnings (loss) from these respective investments for the years ended December 31, 2021, 2020 and 2019:

	Ownership Interest	Equity Investments		Earnings (Loss) from Equity Investments
	December 31,	December 31,		Year Ended December 31,
	2021	2021	2020	2021	2020	2019
		(In millions)
Citrus Corporation	50%	$1,768	$1,849	$151	$165	$157
SNG	50%	1,514	1,532	128	129	140
PHP	26.67%	647	632	63	—	—
Gulf Coast Express Pipeline LLC	34%	618	638	86	90	37
NGPL Holdings(a)	37.5%	604	803	94	116	81
MEP	50%	388	416	(17)	(6)	15
Gulf LNG	50%	347	361	22	19	17
Products (SE) Pipe Line Corporation	51.17%	346	357	48	43	58
Utopia Holding LLC	50%	328	329	20	20	20
EagleHawk	25%	266	275	8	17	17
Watco Companies, LLC	(b)	75	70	9	16	19
Cortez Pipeline Company	52.98%	28	25	29	24	35
FEP	50%	—	16	—	70	59
Ruby(c)	(d)	—	1	(116)	15	(609)
All others		649	613	66	62	55
Total investments		$7,578	$7,917	$591	$780	$101
Amortization of excess cost				$(78)	$(140)	$(83)
(a)Our investment in NPGL Holdings includes a related party promissory note receivable from NGPL Holdings with quarterly interest payments at 6.75%. On March 8, 2021, we and Brookfield completed the sale of a combined 25% interest in our joint venture, NGPL Holdings, to ArcLight including a transfer of $125 million in principal amount of our related party promissory note receivable (see Note 3). We and Brookfield now each hold a 37.5% interest in NGPL Holdings. The outstanding principal amount of our related party promissory note receivable at December 31, 2021 and 2020 was $375 million and $500 million, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized $27 million, $34 million and $8 million, respectively, of interest within “Earnings from equity investments” on our accompanying consolidated statements of income.
(b)We hold a preferred equity investment in Watco Companies, LLC (Watco).  We own 50,000 Class B preferred shares and pursuant to the terms of the investment, receive priority, cumulative cash and stock distributions from the preferred shares at a rate of 3.00% per quarter.  We do not hold any voting powers, but the class does provide us certain approval rights, including the right to appoint one of the members to Watco’s board of managers. During the fourth quarter of 2020, we sold our Preferred A and common equity investment in Watco, and recognized a pre-tax gain of $10 million within “Other, net” on our accompanying consolidated statement of income for the year ended December 31, 2020.
(c)The loss from our investment in Ruby for the year ended December 31, 2021 includes a non-cash impairment charge of $117 million related to a write-down of our subordinated note receivable from Ruby driven by the impairment by Ruby of its assets, and the year ended December 31, 2019 loss includes a non-cash impairment charge of $650 million (pre-tax) related to our investment (see Note 4).
(d)We operate Ruby and own the common interest in Ruby, the sole owner of the Ruby Pipeline natural gas transmission system. Pembina Pipeline Corporation (Pembina) owns the remaining interest in Ruby in the form of a convertible preferred interest. If Pembina converted its preferred interest into common interest, we and Pembina would each own a 50% common interest in Ruby.

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2021(a)	2020	2019
	(In millions)
Revenues	$5,426	$5,076	$4,906
Costs and expenses	6,083	4,249	3,508
Net (loss) income	$(657)	$827	$1,398

	December 31,
Balance Sheet	2021	2020
	(In millions)
Current assets	$1,235	$1,013
Non-current assets	22,749	25,069
Current liabilities	1,778	1,787
Non-current liabilities	9,931	9,734
Partners’/owners’ equity	12,275	14,561
(a)2021 amounts include a non-cash impairment charge of $2.2 billion recorded by Ruby.

8.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2021 and 2020 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Gross goodwill	$15,892	$4,940	$1,528	$2,575	$221	$1,481	$—	$26,637
Accumulated impairment losses	(1,643)	(1,597)	—	(1,197)	(70)	(679)	—	(5,186)
December 31, 2019	14,249	3,343	1,528	1,378	151	802	—	21,451
Impairments(a)	—	(1,000)	(600)	—	—	—	—	(1,600)
December 31, 2020	14,249	2,343	928	1,378	151	802	—	19,851
Acquisition of Kinetrex	—	—	—	—	—	—	63	63
December 31, 2021	14,249	2,343	928	1,378	151	802	63	19,914

Gross goodwill	15,892	4,940	1,528	2,575	221	1,481	63	26,700
Accumulated impairment losses	(1,643)	(2,597)	(600)	(1,197)	(70)	(679)	—	(6,786)
December 31, 2021	$14,249	$2,343	$928	$1,378	$151	$802	$63	$19,914
(a)See Note 4 “Losses and Gains on Impairments, Divestitures and Other Write-downs—Goodwill Impairments” for further information regarding our goodwill impairments.

9.  Debt

The following table provides detail on the principal amount of our outstanding debt balances:

	December 31,
	2021	2020
	(In millions)
Credit facility and commercial paper borrowings(a)	$—	$—
Corporate senior notes(b)
5.00%, due February 2021	—	750
3.50%, due March 2021(c)	—	750
5.80%, due March 2021	—	400
5.00%, due October 2021	—	500
4.15%, due March 2022	375	375
1.50%, due March 2022(d)	853	917
3.95%, due September 2022	1,000	1,000
3.15%, due January 2023	1,000	1,000
Floating rate, due January 2023(e)	250	250
3.45%, due February 2023	625	625
3.50%, due September 2023	600	600
5.625%, due November 2023	750	750
4.15%, due February 2024	650	650
4.30%, due May 2024	600	600
4.25%, due September 2024	650	650
4.30%, due June 2025	1,500	1,500
1.75%, due November 2026(f)	500	—
6.70%, due February 2027	7	7
2.25%, due March 2027(d)	569	611
6.67%, due November 2027	7	7
4.30%, due March 2028	1,250	1,250
7.25%, due March 2028	32	32
6.95%, due June 2028	31	31
8.05%, due October 2030	234	234
2.00%, due February 2031	750	750
7.40%, due March 2031	300	300
7.80%, due August 2031	537	537
7.75%, due January 2032	1,005	1,005
7.75%, due March 2032	300	300
7.30%, due August 2033	500	500
5.30%, due December 2034	750	750
5.80%, due March 2035	500	500
7.75%, due October 2035	1	1
6.40%, due January 2036	36	36
6.50%, due February 2037	400	400
7.42%, due February 2037	47	47
6.95%, due January 2038	1,175	1,175
6.50%, due September 2039	600	600
6.55%, due September 2040	400	400
7.50%, due November 2040	375	375
6.375%, due March 2041	600	600
5.625%, due September 2041	375	375
5.00%, due August 2042	625	625
4.70%, due November 2042	475	475
5.00%, due March 2043	700	700
5.50%, due March 2044	750	750
5.40%, due September 2044	550	550
5.55%, due June 2045	1,750	1,750
5.05%, due February 2046	800	800
5.20%, due March 2048	750	750
3.25%, due August 2050	500	500
3.60%, due February 2051(f)(g)	1,050	—
7.45%, due March 2098	26	26

(continued)	December 31,
	2021	2020
TGP senior notes(b)
7.00%, due March 2027	300	300
7.00%, due October 2028	400	400
2.90%, due March 2030	1,000	1,000
8.375%, due June 2032	240	240
7.625%, due April 2037	300	300
EPNG senior notes(b)
8.625%, due January 2022(h)	260	260
7.50%, due November 2026	200	200
8.375%, due June 2032	300	300
CIG senior notes(b)
4.15%, due August 2026	375	375
6.85%, due June 2037	100	100
EPC Building, LLC, promissory note, 3.967%, due January 2021 through December 2035	364	380
Trust I Preferred Securities, 4.75%, due March 2028(i)	221	221
Other miscellaneous debt(j)	248	254
Total debt – KMI and Subsidiaries	32,418	33,396
Less: Current portion of debt(k)	2,646	2,558
Total long-term debt – KMI and Subsidiaries(l)	$29,772	$30,838
(a)See “—Current portion of debt” below for further details regarding our outstanding credit facilities and commercial paper borrowings.
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
(d)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the December 31, 2021 exchange rate of 1.1370 U.S. dollars per Euro and at the December 31, 2020 exchange rate of 1.2216 U.S. dollars per Euro. As of December 31, 2021 and 2020, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in increases to our debt balance of $38 million and $102 million, respectively, related to the 1.50% series and increases of $26 million and $68 million, respectively, related to the 2.25% series. The cumulative increase in debt due to the changes in exchange rates is offset by a corresponding change in the value of cross-currency swaps reflected in “Deferred charges and other assets” and “Other long-term liabilities and deferred credits” on our accompanying consolidated balance sheets. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 14 “Risk Management—Foreign Currency Risk Management”).
(e)As of December 31, 2021, we had outstanding, an associated floating-to-fixed interest rate swap agreement which is designated as a cash flow hedge.
(f)On October 26, 2021, we issued in a registered offering two series of senior notes consisting of $500 million aggregate principal amount of 1.75% senior notes due 2026 and $300 million aggregate principal amount of 3.60% senior notes due 2051 as a reopening of the 3.60% series (see (g) following) and received combined net proceeds of $796 million. These notes are guaranteed through the cross guarantee agreement discussed below.
(g)On February 11, 2021, we issued in a registered offering $750 million aggregate principal amount of 3.60% senior notes due 2051 and received net proceeds of $741 million These notes are guaranteed through the cross guarantee agreement discussed below.
(h)On January 18, 2022, we repaid these senior notes.
(i)Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2021, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75% and carry a liquidation value of $50 per security plus accrued and unpaid distributions. The Trust I Preferred Securities outstanding as of December 31, 2021 are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; and (ii) $25.18 in cash without interest. We have the right to redeem these Trust I Preferred Securities at any time.
(j)Includes finance lease obligations with monthly installments. The lease terms expire between 2026 and 2061.
(k)Amounts include KMI outstanding credit facility borrowings, commercial paper borrowings and other debt maturing within 12 months. See “—Current Portion of Debt” below.
(l)Excludes our “Debt fair value adjustments” which, as of December 31, 2021 and 2020, increased our combined debt balances by $902 million and $1,293 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see “—Debt Fair Value Adjustments” below.

Current Portion of Debt
The following table details the components of our “Current portion of debt” reported on our consolidated balance sheets:

	December 31,
	2021	2020
	(In millions)
$3.5 billion credit facility due August 20, 2026(a)	$—	$—
$500 million credit facility due November 16, 2023(a)	—	—
Commercial paper notes(a)	—	—
Current portion of senior notes
5.00%, due February 2021	—	750
3.50%, due March 2021	—	750
5.80%, due March 2021	—	400
5.00%, due October 2021	—	500
8.625%, due January 2022(b)	260	—
4.15%, due March 2022	375	—
1.50%, due March 2022(c)	853	—
3.95% due September 2022	1,000	—
Trust I Preferred Securities, 4.75% due March 2028(d)	111	111
Current portion of other debt	47	47
Total current portion of debt	$2,646	$2,558
(a)On August 20, 2021, we entered into an agreement for a new five-year credit facility and amended our existing credit facility discussed further in “—Credit Facilities and Restrictive Covenants” following.
(b)On January 18, 2022, we repaid these senior notes.
(c)Denominated in Euros.
(d)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.

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

As of December 31, 2021, we had borrowing capacity of approximately $3.9 billion under our credit facilities. We also continue to maintain a $4 billion commercial paper program through the private placement of short-term notes. The notes mature up to 270 days from the date of issue and are not redeemable or subject to voluntary prepayment by us prior to maturity. The notes are sold at par value less a discount representing an interest factor or if interest bearing, at par. Borrowings under our revolving credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

Depending on the type of loan request, our credit facility borrowings under our credit facilities bear interest at either (i) LIBOR adjusted for a eurocurrency funding reserve plus an applicable margin ranging from 1.000% to 1.750% (for our New Credit Facility) or to 2.000% (for our Existing Credit Facility) per annum based on our credit ratings or (ii) the greatest of (1) the Federal Funds Rate plus 0.5%; (2) the Prime Rate; or (3) LIBOR for a one-month eurodollar loan adjusted for a eurocurrency funding reserve, plus 1%, plus, in each case, an applicable margin ranging from 0.100% to 0.750% (for our New Credit Facility) or to 1.000% (for our Existing Credit Facility) per annum based on our credit rating. Standby fees for the unused portion of the credit facility will be calculated at a rate ranging from 0.100% to 0.250% (for our New Credit Facility) or to 0.300% (for our Existing Credit Facility). The New Credit Facility also includes customary provisions to provide for replacement of LIBOR with an alternative benchmark rate when LIBOR ceases to be available.

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

As of December 31, 2021, we had no borrowings outstanding under our credit facility, no borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of December 31, 2021 was approximately $3.9 billion. As of December 31, 2021, we were in compliance with all required covenants.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2021, are summarized as follows:

Year	Total
(In millions)
2022	$2,646
2023	3,250
2024	1,925
2025	1,567
2026	1,102
Thereafter	21,928
Total	$32,418

Debt Fair Value Adjustments

The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets:

	December 31,
	2021	2020
	(In millions)
Purchase accounting debt fair value adjustments	$498	$546
Carrying value adjustment to hedged debt	376	702
Unamortized portion of proceeds received from the early termination of interest rate swap agreements(a)	223	240
Unamortized debt discounts, net	(71)	(76)
Unamortized debt issuance costs	(124)	(119)
Total debt fair value adjustments	$902	$1,293
(a)As of December 31, 2021, the weighted-average amortization period of the unamortized premium from the termination of interest rate swaps was approximately 13 years.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below:

	December 31, 2021		December 31, 2020
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
	(In millions)
Total debt	$33,320	$37,775	$34,689	$39,622

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2021 and 2020.

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 4.67% during 2021 and 4.86% during 2020. Information on our interest rate swaps is contained in Note 14. For information about our contingent debt agreements, see Note 13 “Commitments and Contingent Liabilities—Contingent Debt”).

10.      Share-based Compensation and Employee Benefits

Share-based Compensation

Class P Common Stock

Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors, in which our eligible non-employee directors participate.  The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board of directors, generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect to receive shares of Class P common stock.  Each election will be generally at or around the first board of directors meeting in January of each calendar year and will be effective for the entire calendar year.  An eligible director may make a new election each calendar year.  The total number of shares of Class P common stock authorized under the plan is 1,190,000.  During 2021, 2020 and 2019, we made restricted Class P common stock grants to our non-employee directors of 49,890, 14,570 and 23,100, respectively. These grants were valued at time of issuance at $0.8 million, $0.3 million and $0.4 million, respectively. All of the restricted stock awards made to non-employee directors vest during a 6-month period.

Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan

The Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan is an equity awards plan available to eligible employees.  The total number of shares of Class P common stock authorized under the plan is 63,000,000. The following table sets forth a summary of activity and related balances of our restricted stock awards excluding that issued to non-employee directors:

	Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Outstanding at December 31, 2020	12,682	$17.79
Granted	4,705	17.44
Vested	(4,463)	17.89
Forfeited	(307)	17.47
Outstanding at December 31, 2021	12,617	$17.63

The following table sets forth additional information related to our restricted stock awards excluding that issued to non-employee directors:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except per share amounts)
Weighted average grant date fair value per share	$17.44	$15.10	$20.46
Intrinsic value of awards vested during the year	77	59	87

Restricted stock awards made to employees have vesting periods ranging from 1 year up to 10 years. Following is a summary of the future vesting of our outstanding restricted stock awards:

Year	Vesting of Restricted Shares
(In thousands)
2022	2,832
2023	5,552
2024	3,662
2025	513
2026	58
Total Outstanding	12,617

During 2021, 2020 and 2019, we recorded $59 million, $73 million and $62 million, respectively, in expense related to restricted stock awards and capitalized approximately $9 million, $11 million and $12 million, respectively.  We allocate labor and benefit costs to joint ventures that we operate in accordance with our partnership agreements. At December 31, 2021, unrecognized restricted stock awards compensation costs, less estimated forfeitures, was approximately $112 million with a weighted average remaining amortization period of 1.98 years.

Pension and Other Postretirement Benefit (OPEB) Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. A participant becomes fully vested in Company contributions after two years and may take a distribution upon termination of employment or retirement. The total cost for our savings plan was approximately $48 million, $53 million, and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2021 and 2020:

	Pension Benefits		OPEB
	2021	2020	2021	2020
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,844	$2,696	$299	$333
Service cost	53	59	1	1
Interest cost	45	71	4	8
Actuarial (gain) loss	(80)	198	(21)	(17)
Benefits paid	(204)	(180)	(28)	(29)
Participant contributions	—	—	1	2
Medicare Part D subsidy receipts	—	—	1	1
Benefit obligation at end of period	2,658	2,844	257	299

Change in plan assets:
Fair value of plan assets at beginning of period	2,199	2,076	361	333
Actual return on plan assets	180	178	40	47
Employer contributions	56	125	7	7
Participant contributions	—	—	1	2
Medicare Part D subsidy receipts	—	—	1	1
Benefits paid	(204)	(180)	(28)	(29)
Fair value of plan assets at end of period	2,231	2,199	382	361
Funded status - net (liability) asset at December 31,	$(427)	$(645)	$125	$62

The 2021 net actuarial gain for the pension plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation as of December 31, 2021, partially offset by changes made to the assumptions used to determine at what age and in what form benefits commence. The 2021 net actuarial gain for the OPEB plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligations as of December 31, 2021 and changes in the claims cost assumptions. The 2020 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2020. The 2020 net actuarial gain for the OPEB plans was primarily due to changes in the claims cost and trend assumptions, partially offset by a decrease in the weighted average discount rate used to determine the benefit obligations as of December 31, 2020.

Components of Funded Status. The following table details the amounts recognized in our balance sheets at December 31, 2021 and 2020 related to our pension and OPEB plans:

	Pension Benefits		OPEB
	2021	2020	2021	2020
	(In millions)
Non-current benefit asset(a)	$—	$—	$302	$269
Current benefit liability	—	—	(18)	(19)
Non-current benefit liability	(427)	(645)	(159)	(188)
Funded status - net (liability) asset at December 31,	$(427)	$(645)	$125	$62
(a)2021 and 2020 OPEB amounts include $54 million and $46 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

Components of Accumulated Other Comprehensive (Loss) Income. The following table details the amounts of pre-tax accumulated other comprehensive (loss) income at December 31, 2021 and 2020 related to our pension and OPEB plans which are included on our accompanying consolidated balance sheets:

	Pension Benefits		OPEB
	2021	2020	2021	2020
	(In millions)
Unrecognized net actuarial (loss) gain	$(495)	$(674)	$176	$153
Unrecognized prior service (cost) credit	(2)	(2)	6	9
Accumulated other comprehensive (loss) income	$(497)	$(676)	$182	$162

Our accumulated benefit obligation for our pension plans was $2,608 million and $2,804 million at December 31, 2021 and 2020, respectively.

Our accumulated postretirement benefit obligation for our OPEB plans, whose accumulated postretirement benefit obligations exceeded the fair value of plan assets, was $219 million and $255 million at December 31, 2021 and 2020, respectively. The fair value of these plans’ assets was approximately $42 million and $48 million at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the allowable range for asset allocations in effect for our pension plan were 42% to 52% equities, 37% to 47% fixed income securities, 2% to 12% real estate and 0% to 10% company securities (KMI Class P common stock and/or debt securities).  As of December 31, 2021, the allowable range for asset allocations in effect for our OPEB plans were 0% to 22% cash, 46% to 68% equities and 25% to 50% fixed income securities.

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

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2021 and 2020:

	Pension Assets
	2021			2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Cash	$11	$—	$11	$—	$—	$—
Short-term investment funds	—	25	25	—	77	77
Equities(a)	153	—	153	249	—	249
Fixed income securities(b)	—	566	566	—	425	425
Derivatives	—	—	—	—	11	11
Subtotal	$164	$591	755	$249	$513	762
Measured at NAV(c)
Common/collective trusts(d)			1,389			1,184
Private investment funds(e)			39			208
Private limited partnerships(f)			48			45
Subtotal			1,476			1,437
Total plan assets fair value			$2,231			$2,199
(a)Plan assets include $97 million and $83 million of KMI Class P common stock for 2021 and 2020, respectively.
(b)Plan assets include $1 million of KMI debt securities for 2020.
(c)Plan assets which used NAV as a practical expedient to measure fair value.
(d)Common/collective trust funds were invested in approximately 83% equities and 17% fixed income securities in 2021 and 71% equities and 29% fixed income securities in 2020.
(e)Private investment funds were invested in 100% fixed income securities in 2021 and approximately 29% equities and 71% fixed income securities in 2020.
(f)Includes assets invested in real estate, venture and buyout funds.

	OPEB Assets
	2021			2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$3	$3	$—	$5	$5
Measured at NAV(a)
Common/collective trusts(b)			379			356
Total plan assets fair value			$382			$361
(a)Plan assets which used NAV as a practical expedient to measure fair value.
(b)Common/collective trust funds were invested in approximately 63% equities and 37% fixed income securities for 2021 and 65% equities and 35% fixed income securities for 2020.

Expected Payment of Future Benefits and Employer Contributions. As of December 31, 2021, we expect to make the following benefit payments under our plans:

Fiscal year	Pension Benefits	OPEB(a)
	(In millions)
2022	$212	$28
2023	210	26
2024	204	24
2025	199	22
2026	194	21
2027 - 2031	864	84
(a)Includes a reduction of approximately $1 million in each of the years 2022 through 2026 and approximately $4 million in aggregate for the period 2027 - 2031 for an expected subsidy related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

In 2022, we expect to contribute approximately $50 million to our pension plans and $7 million, net of anticipated subsidies, to our OPEB plans.

Actuarial Assumptions and Sensitivity Analysis. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation and net benefit costs of our pension and OPEB plans for 2021, 2020 and 2019:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
	(In millions)
Assumptions related to benefit obligations:
Discount rate	2.74%	2.27%	3.17%	2.56%	2.08%	3.03%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	3.01%	2.57%	3.71%	n/a	n/a	n/a
Assumptions related to benefit costs:
Discount rate for benefit obligations	2.27%	3.17%	4.26%	2.08%	3.03%	4.16%
Discount rate for interest on benefit obligations	1.60%	2.71%	3.89%	1.46%	2.63%	3.83%
Discount rate for service cost	2.33%	3.24%	4.28%	2.70%	3.48%	4.51%
Discount rate for interest on service cost	1.70%	2.80%	3.93%	2.63%	3.39%	4.46%
Expected return on plan assets(a)	6.25%	6.75%	7.25%	5.75%	6.50%	6.50%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	2.57%	3.71%	3.90%	n/a	n/a	n/a
(a)The expected return on plan assets listed in the table above is a pre-tax rate of return based on our targeted portfolio of investments. For the OPEB assets subject to unrelated business income taxes (UBIT), we utilize an after-tax expected return on plan assets to determine our benefit costs, which is based on UBIT rates of 27% for each of 2021, 2020 and 2019.

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

Actuarial estimates for our OPEB plans assume an annual increase in the per capita cost of covered health care benefits; the initial annual rate of increase is 5.63% which gradually decreases to 4.00% by the year 2046.

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2021	2020	2019	2021	2020	2019
	(In millions)
Components of net benefit cost (credit):
Service cost	$53	$59	$53	$1	$1	$1
Interest cost	45	71	96	4	8	12
Expected return on assets	(133)	(137)	(129)	(16)	(16)	(16)
Amortization of prior service cost (credit)	—	1	—	(5)	(5)	(4)
Amortization of net actuarial loss (gain)	52	40	54	(17)	(13)	(11)
Net benefit cost (credit)	17	34	74	(33)	(25)	(18)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net (gain) loss arising during period	(127)	157	(42)	(40)	(43)	(17)
Amortization or settlement recognition of net actuarial (loss) gain	(52)	(40)	(54)	17	13	11
Amortization of prior service (cost) credit	—	(1)	—	3	3	2
Total recognized in total other comprehensive (income) loss(a)	(179)	116	(96)	(20)	(27)	(4)
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$(162)	$150	$(22)	$(53)	$(52)	$(22)
(a)Excludes $3 million and $2 million for the years ended December 31, 2021 and 2020, respectively, associated with other plans.

Multiemployer Plans

We participate in several multi-employer pension plans for the benefit of employees who are union members.  We do not administer these plans and contribute to them in accordance with the provisions of negotiated labor contracts.  Other benefits include a self-insured health and welfare insurance plan and an employee health plan where employees may contribute for their dependents’ health care costs.  Amounts charged to expense for these plans were approximately $8 million, $6 million and $8 million for the years ended December 31, 2021, 2020 and 2019, respectively. We consider the overall multi-employer pension plan liability exposure to be immaterial in relation to the value of its total consolidated assets and net income.

11.	Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. During the year ended December 31, 2021, we did not repurchase any shares. During the years ended December 31, 2020 and 2019, we repurchased approximately 4.0 million and 0.1 million, respectively, of our shares for approximately $50 million and $2 million, respectively. Since December 2017, in total, we have repurchased approximately 32 million of our shares under the program at an average price of approximately $17.71 per share for approximately $575 million.

On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares having an aggregate offering price of up to $5.0 billion from time to time during the term of this agreement. During the years ended December 31, 2021, 2020 and 2019 we did not issue any shares under this agreement.

Dividends

The following table provides information about our per share dividends:

	Year Ended December 31,
	2021	2020	2019
Per share cash dividend declared for the period	$1.08	$1.05	$1.00
Per share cash dividend paid in the period	1.0725	1.0375	0.95

On January 19, 2022, our board of directors declared a cash dividend of $0.27 per share for the quarterly period ended December 31, 2021, which is payable on February 15, 2022 to shareholders of record as of January 31, 2022.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Foreign currency translation adjustments	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive loss
	(In millions)
Balance at December 31, 2018	$164	$(91)	$(403)	$(330)
Other comprehensive (loss) gain before reclassifications	(177)	—	77	(100)
Losses reclassified from accumulated other comprehensive loss(a)	6	91	—	97
Net current-period change in accumulated other comprehensive income (loss)	(171)	91	77	(3)
Balance at December 31, 2019	(7)	—	(326)	(333)
Other comprehensive gain (loss) before reclassifications	249	—	(68)	181
Gains reclassified from accumulated other comprehensive loss	(255)	—	—	(255)
Net current-period change in accumulated other comprehensive loss	(6)	—	(68)	(74)
Balance at December 31, 2020	(13)	—	(394)	(407)
Other comprehensive (loss) gain before reclassifications	(432)	—	155	(277)
Losses reclassified from accumulated other comprehensive loss	273	—	—	273
Net current-period change in accumulated other comprehensive loss	(159)	—	155	(4)
Balance at December 31, 2021	$(172)	$—	$(239)	$(411)
(a)Amount for foreign currency translation adjustments reflect the deferred losses recognized in income during the year ended December 31, 2019 related to the sale of KML.

Noncontrolling Interests

KML Distributions

In accordance with its dividend policy, KML, our former indirect subsidiary, paid cash dividends to the public during the year ended December 31, 2019 of $17 million and $22 million, on its restricted voting shares and preferred shares, respectively.

On January 3, 2019, KML distributed approximately $0.9 billion of the net proceeds from the TMPL Sale to its public held restricted voting shareholders as a return of capital.

12.  Related Party Transactions

Affiliate Balances

We have transactions with affiliates which consist of (i) unconsolidated affiliates in which we hold an investment accounted for under the equity method of accounting (see Note 7 for additional information related to these investments); and (ii) external partners of our joint ventures we consolidate, and for periods prior to the sale of KML, our proportional method joint ventures, for which we include our proportionate share of activity in our financial statements.
The following tables summarize our affiliate balance sheet balances and income statement activity, other than amounts reported within our “Investments” balances and “Earnings from equity investments” activity:

	December 31,
	2021	2020
	(In millions)
Balance sheet location
Accounts receivable	$38	$41
Other current assets	4	6
Deferred charges and other assets	—	109
	$42	$156

Current portion of debt	$6	$6
Accounts payable	21	25
Other current liabilities	4	4
Long-term debt	148	154
Other long-term liabilities and deferred credits	56	48
	$235	$237

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Income statement location
Revenues	$164	$206	$269
Operating Costs, Expenses and Other
Costs of sales	$145	$116	$75
Other operating expenses	52	119	132

13.  Commitments and Contingent Liabilities

Rights-Of-Way Obligations

Our rights-of-way obligations primarily consist of non-lease agreements that existed at the time of Topic 842 adoption, at which time we elected a practical expedient which allowed us to continue our historical treatment. Our future minimum rental commitments related to our rights-of-way obligations were $149 million as of December 31, 2021.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2021 and 2020, our contingent debt obligations, as well as our obligations with respect to related letters of credit, totaled $170 million and $217 million, respectively. December 31, 2021 and 2020 amounts are represented by our proportional share of the debt obligations of one and three equity investees, respectively. Under such guarantees we are severally liable for our percentage ownership share of these equity investees’ debt issued in the event of their non-performance. The contingent debt obligations balances as of December 31, 2021 and 2020 included $120 million and $122 million, respectively, for 100% guaranteed debt obligations for a subsidiary of our equity investee, Cortez Pipeline Company.

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

Energy Commodity Price Risk Management

As of December 31, 2021, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(18.4)	MMBbl
Crude oil basis	(6.5)	MMBbl
Natural gas fixed price	(54.2)	Bcf
Natural gas basis	(43.9)	Bcf
NGL fixed price	(0.7)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.0)	MMBbl
Crude oil basis	(9.1)	MMBbl
Natural gas fixed price	(13.2)	Bcf
Natural gas basis	(38.5)	Bcf
NGL fixed price	(1.4)	MMBbl
As of December 31, 2021, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2025.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of December 31, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$7,100	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts(b)	5,100	Mark-to-Market	December 2022
(a)The principal amount of hedged senior notes consisted of $750 million included in “Current portion of debt” and $6,350 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)Of this notional amount, $4,860 million became effective January 4, 2022.
During the year ended December 31, 2021, we entered into fixed-to-variable interest rate swap agreements with a combined notional principal amount of $375 million. These agreements were designated as accounting hedges and convert a portion of our fixed rate debt to variable rates through February 2028. In addition, we entered into variable-to-fixed interest rate swap agreements with a combined notional principal amount of $5,100 million. These agreements were not designated as accounting hedges and effectively fixed our LIBOR exposure for a portion of our fixed-to-variable interest rate swaps for 2022.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of December 31, 2021:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$1,358	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with all of our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		December 31,		December 31,
		2021	2020	2021	2020
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$61	$42	$(141)	$(33)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	3	33	(94)	(8)
Subtotal		64	75	(235)	(41)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	101	119	(3)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	284	575	(15)	(7)
Subtotal		385	694	(18)	(10)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	35	—	(3)	(6)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	6	138	—	—
Subtotal		41	138	(3)	(6)
Total		490	907	(256)	(57)
Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	11	24	(31)	(21)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	—	(6)	—
Subtotal		12	24	(37)	(21)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	12	—	—	—
Total		24	24	(37)	(21)
Total derivatives		$514	$931	$(293)	$(78)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of December 31, 2021
Energy commodity derivative contracts(a)	$56	$20	$—	$76	$(53)	$(20)	$3
Interest rate contracts	—	397	—	397	(9)	—	388
Foreign currency contracts	—	41	—	41	(3)	—	38
As of December 31, 2020
Energy commodity derivative contracts(a)	$6	$93	$—	$99	$(35)	$—	$64
Interest rate contracts	—	694	—	694	(2)	—	692
Foreign currency contracts	—	138	—	138	(6)	—	132

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of December 31, 2021
Energy commodity derivative contracts(a)	$(15)	$(257)	$—	$(272)	$53	$—	$(219)
Interest rate contracts	—	(18)	—	(18)	9	—	(9)
Foreign currency contracts	—	(3)	—	(3)	3	—	—
As of December 31, 2020
Energy commodity derivative contracts(a)	(7)	(56)	—	(63)	35	(8)	(36)
Interest rate contracts	—	(10)	—	(10)	2	—	(8)
Foreign currency contracts	—	(6)	—	(6)	6	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2021	2020	2019
		(In millions)
Interest rate contracts	Interest, net	$(322)	$335	$340

Hedged fixed rate debt(a)	Interest, net	$326	$(343)	$(353)
(a)As of December 31, 2021, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $376 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheets.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Year Ended				Year Ended
	December 31,				December 31,
	2021	2020	2019		2021	2020	2019
	(In millions)				(In millions)
Energy commodity derivative contracts	$(475)	$240	$(168)	Revenues—Commodity sales	$(271)	$222	$16
				Costs of sales	20	(14)	5
Interest rate contracts(c)	5	(8)	(1)	Earnings from equity investments(c)	—	—	2
Foreign currency contracts	(93)	92	(60)	Other, net	(105)	125	(31)
Total	$(563)	$324	$(229)	Total	$(356)	$333	$(8)
(a)We expect to reclassify an approximately $58 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of December 31, 2021 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the years ended December 31, 2021, 2020 and 2019, we recognized gains of $41 million, no gains and gains of $12 million, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives in net investment hedging relationships	Gain/(loss) recognized in OCI on derivative			Location	Gain/(loss) reclassified from Accumulated OCI into income(a)
	Year Ended				Year Ended
	December 31,				December 31,
	2021	2020	2019		2021	2020	2019
	(In millions)				(In millions)
Foreign currency contracts	$—	$—	$(8)	Loss (gain) on impairments and divestitures, net	$—	$—	$83
Total	$—	$—	$(8)	Total	$—	$—	$83
(a)During the year ended December 31, 2019, we recognized an $83 million gain related to the KML and U.S. Cochin Sale. See Note 3.

Derivatives not designated as accounting hedges	Location	Gain/(Loss) recognized in income on derivatives
		Year Ended December 31,
		2021	2020	2019
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(652)	$(1)	$33
	Costs of sales	152	25	(7)
	Earnings from equity investments(b)	(5)	—	3
Interest rate contracts	Interest, net	12	—	—
Total(a)		$(493)	$24	$29
(a)The years ended December 31, 2021, 2020 and 2019 include approximate losses of $479 million, $11 million and $8 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.
(b)Amounts represent our share of an equity investee’s income (loss).

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2021 and 2020, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2021, we had cash margins of $14 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. As of December 31, 2020 we had cash margins of $3 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The balance at December 31, 2021 represents the initial margin requirements of $6 million, offset by counterparty variation margin requirements of $20 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of December 31, 2021, based on our current mark-to- market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $155 million of additional collateral.

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

Natural Gas Transportation and Storage Contracts

The natural gas we receive under our transportation and storage contracts remains under the control of our customers. Under firm service contracts, the customer generally pays a two-part transaction price that includes (i) a fixed take-or-pay reservation fee and (ii) a fee-based per-unit rate for quantities of natural gas actually transported or injected into/withdrawn from storage. Under non-firm service contracts, generally described as interruptible service, the customer pays a transaction price on a fee-based per-unit rate for the quantities actually transported or injected into/withdrawn from storage.

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

Products Pipelines Segment

We provide crude oil and refined petroleum transportation and storage services on a firm or non-firm basis. For our firm transportation service, the customer is obligated to pay for its minimum volume commitment amount, regardless of whether or not it flows volumes into our pipeline. The customer pays a transaction price typically based on a per-unit rate for quantities transported, including amounts attributable to deficiency quantities. Our firm storage service generally includes a fixed take-or-pay monthly reservation fee for the portion of storage capacity reserved by the customer and a per-unit rate for actual quantities injected into/withdrawn from storage. Under the non-firm transportation and storage service the customer typically pays a per-unit rate for actual quantities of product injected into/withdrawn from storage and/or transported.

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

Liquids Tank Services

Firm Storage and Handling Contracts: We have liquids tank storage and handling service contracts that include a promised tank storage capacity provision and prepaid volume throughput of the stored product. In these contracts, the customers have fixed take-or-pay monthly obligation which generally include a per-unit rate for any quantities we handle at the request of the customer in excess of the prepaid volume throughput amount and also typically include per-unit rates for additional, ancillary services that may be periodically requested by the customer.

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

Bulk Services

Our bulk storage and handling contracts generally include inbound handling of our customers’ dry bulk material product (e.g. petcoke, metals, ores) into our storage facility and outbound handling of these products from our storage facility. These services are provided on both a firm basis, including amounts attributable to deficiency quantities, and non-firm basis where the customer pays a transaction price typically based on a per-unit rate for quantities handled on an as requested, non-guaranteed basis.

CO2 Segment

Our crude oil, NGL, CO2 and natural gas production customer sales contracts typically include a specified quantity and quality of commodity product to be delivered and sold to the customer at a specified delivery point. The customer pays a transaction price typically based on a market indexed per-unit rate for the quantities sold.

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Year Ended December 31, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,402	$259	$751	$1	$(2)	$4,411
Fee-based services	746	949	375	45	(1)	2,114
Total services	4,148	1,208	1,126	46	(3)	6,525
Commodity sales
Natural gas sales	6,463	—	—	32	(15)	6,480
Product sales	1,260	845	24	1,070	(50)	3,149
Total commodity sales	7,723	845	24	1,102	(65)	9,629
Total revenues from contracts with customers	11,871	2,053	1,150	1,148	(68)	16,154
Other revenues(c)
Leasing services(d)	473	172	565	56	—	1,266
Derivatives adjustments on commodity sales	(700)	(1)	—	(222)	—	(923)
Other	65	21	—	27	—	113
Total other revenues	(162)	192	565	(139)	—	456
Total revenues	$11,709	$2,245	$1,715	$1,009	$(68)	$16,610

	Year Ended December 31, 2020
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,345	$271	$756	$1	$(3)	$4,370
Fee-based services	714	905	395	42	—	2,056
Total services	4,059	1,176	1,151	43	(3)	6,426
Commodity sales
Natural gas sales	2,038	—	—	1	(7)	2,032
Product sales	562	358	14	735	(30)	1,639
Total commodity sales	2,600	358	14	736	(37)	3,671
Total revenues from contracts with customers	6,659	1,534	1,165	779	(40)	10,097
Other revenues(c)
Leasing services(d)	466	166	557	47	—	1,236
Derivatives adjustments on commodity sales	18	—	—	203	—	221
Other	116	21	—	9	—	146
Total other revenues	600	187	557	259	—	1,603
Total revenues	$7,259	$1,721	$1,722	$1,038	$(40)	$11,700

	Year Ended December 31, 2019
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,549	$319	$1,012	$1	$(4)	$4,877
Fee-based services	780	1,016	560	60	—	2,416
Total services	4,329	1,335	1,572	61	(4)	7,293
Commodity sales
Natural gas sales	2,603	—	—	1	(9)	2,595
Product sales	805	289	20	1,111	(33)	2,192
Total commodity sales	3,408	289	20	1,112	(42)	4,787
Total revenues from contracts with customers	7,737	1,624	1,592	1,173	(46)	12,080
Other revenues(c)
Leasing services(d)	273	182	442	54	—	951
Derivatives adjustments on commodity sales	70	—	—	(21)	—	49
Other	90	25	—	13	1	129
Total other revenues	433	207	442	46	1	1,129
Total revenues	$8,170	$1,831	$2,034	$1,219	$(45)	$13,209
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

Contract Balances

As of December 31, 2021 and 2020, our contract asset balances were $39 million and $20 million, respectively. Of the contract asset balance at December 31, 2020, $18 million was transferred to accounts receivable during the year ended December 31. 2021. As of December 31, 2021 and 2020, our contract liability balances were $212 million and $239 million, respectively. Of the contract liability balance at December 31, 2020, $83 million was recognized as revenue during the year ended December 31, 2021.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2021 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
2022	$4,324
2023	3,418
2024	2,857
2025	2,382
2026	2,108
Thereafter	12,618
Total	$27,707

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

•Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. and portions of Canada (prior to the sale of KML in December 2019) that store and handle various commodities including gasoline, diesel fuel, chemicals, renewable fuels, metals and petroleum coke; and (ii) Jones Act-qualified tankers;

•CO2—(i) the production, transportation and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) ownership interests in and/or operation of oil fields and gasoline processing plants in West Texas; (iii) the ownership and operation of a crude oil pipeline system in West Texas; and (iv) the ownership and operation of RNG and LNG facilities in Indiana associated with our acquisition of Kinetrex (see Note 3).

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

During 2021, 2020 and 2019, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$11,644	$7,222	$8,128
Intersegment revenues	65	37	42
Products Pipelines	2,245	1,721	1,831
Terminals
Revenues from external customers	1,712	1,719	2,031
Intersegment revenues	3	3	3
CO2	1,009	1,038	1,219
Corporate and intersegment eliminations	(68)	(40)	(45)
Total consolidated revenues	$16,610	$11,700	$13,209

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating expenses(a)
Natural Gas Pipelines	$7,000	$3,457	$4,213
Products Pipelines	1,239	779	684
Terminals	793	762	888
CO2	289	404	496
Corporate and intersegment eliminations	(34)	(4)	(1)
Total consolidated operating expenses	$9,287	$5,398	$6,280

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Other expense (income)(b)
Natural Gas Pipelines	$1,597	$1,009	$(680)
Products Pipelines	—	21	—
Terminals	32	(50)	(342)
CO2	(8)	950	77
Kinder Morgan Canada	—	—	2
Corporate	(4)	—	(2)
Total consolidated other expense (income)	$1,617	$1,930	$(945)

	Year Ended December 31,
	2021	2020	2019
	(In millions)
DD&A
Natural Gas Pipelines	$1,099	$1,062	$1,005
Products Pipelines	335	347	338
Terminals	440	438	494
CO2	236	291	548
Corporate	25	26	26
Total consolidated DD&A	$2,135	$2,164	$2,411

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Earnings (loss) from equity investments and amortization of excess cost of equity investments, including loss on impairments of equity investments
Natural Gas Pipelines	$435	$551	$(101)
Products Pipelines	34	45	63
Terminals	15	22	23
CO2	29	22	33
Total consolidated equity earnings	$513	$640	$18

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Other, net-income (expense)
Natural Gas Pipelines	$216	$11	$53
Products Pipelines	1	1	6
Terminals	3	13	(5)
Corporate	62	31	21
Total consolidated other, net-income (expense)	$282	$56	$75

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Segment EBDA(c)
Natural Gas Pipelines	$3,815	$3,483	$4,661
Products Pipelines	1,064	977	1,225
Terminals	908	1,045	1,506
CO2	760	(292)	681
Kinder Morgan Canada	—	—	(2)
Total Segment EBDA	6,547	5,213	8,071
DD&A	(2,135)	(2,164)	(2,411)
Amortization of excess cost of equity investments	(78)	(140)	(83)
General and administrative and corporate charges	(623)	(653)	(611)
Interest, net	(1,492)	(1,595)	(1,801)
Income tax expense	(369)	(481)	(926)
Total consolidated net income	$1,850	$180	$2,239

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Capital expenditures
Natural Gas Pipelines	$570	$945	$1,377
Products Pipelines	122	122	175
Terminals	332	433	347
CO2	230	186	349
Corporate	27	21	22
Total consolidated capital expenditures	$1,281	$1,707	$2,270

	December 31,
	2021	2020
	(In millions)
Investments
Natural Gas Pipelines	$6,887	$7,262
Products Pipelines	465	494
Terminals	137	136
CO2	89	25
Total consolidated investments	$7,578	$7,917

	December 31,
	2021	2020
	(In millions)
Other intangibles, net
Natural Gas Pipelines	$557	$1,418
Products Pipelines	868	961
Terminals	51	64
CO2	202	10
Total consolidated other intangibles, net	$1,678	$2,453

	December 31,
	2021	2020
	(In millions)
Assets
Natural Gas Pipelines	$47,746	$48,597
Products Pipelines	9,088	9,182
Terminals	8,513	8,639
CO2	2,843	2,478
Corporate assets(d)	2,226	3,077
Total consolidated assets	$70,416	$71,973
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

We do not attribute interest and debt expense to any of our reportable business segments.

Following is geographic information regarding the revenues and long-lived assets of our business:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Revenues from external customers
U.S.	$16,479	$11,625	$12,833
Canada	—	—	300
Mexico and other foreign	131	75	76
Total consolidated revenues from external customers	$16,610	$11,700	$13,209

	December 31,
	2021	2020	2019
	(In millions)
Long-term assets, excluding goodwill and other intangibles
U.S.	$44,916	$46,384	$46,709
Canada	1	1	1
Mexico and other foreign	78	81	82
Total consolidated long-lived assets	$44,995	$46,466	$46,792

17.  Leases

Following are components of our lease cost:

	Year Ended December 31,
	2021	2020	2019
	(In millions)
Operating leases	$60	$55	$136
Short-term and variable leases	109	101	92
Total lease cost(a)	$169	$156	$228
(a)2021, 2020 and 2019 amounts include $32 million, $25 million and $46 million of capitalized lease costs, respectively.

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2021	2020	2019
	(In millions, except lease term and discount rate)
Operating cash flows from operating leases	$(137)	$(131)	$(182)
Investing cash flows from operating leases	(32)	(25)	(46)
ROU assets obtained in exchange for operating lease obligations, net of retirements adjusted for currency conversion	59	20	102
Amortization of ROU assets	47	46	75
Removal of ROU assets and liabilities associated with the KML and U.S. Cochin Sale			(394)

Weighted average remaining lease term	10.39 years	11.56 years	13.40 years
Weighted average discount rate	3.95%	4.27%	4.31%

Amounts recognized in the accompanying consolidated balance sheet are as follows:

		December 31,
Lease Activity	Balance sheet location	2021	2020
		(In millions)
ROU assets	Deferred charges and other assets	$315	$303
Short-term lease liability	Other current liabilities	45	40
Long-term lease liability	Other long-term liabilities and deferred credits	270	263
Finance lease assets	Property, plant and equipment, net	1	1
Finance lease liabilities	Long-term debt—Outstanding	1	1

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2021 are as follows:

Year	Commitment
(In millions)
2022	$57
2023	51
2024	43
2025	36
2026	31
Thereafter	193
Total lease payments	411
Less: Interest	(96)
Present value of lease liabilities	$315

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

SFPP FERC Proceedings

The FERC approved the SFPP North, Oregon, and West Line Settlement in Docket No. IS22-100 (NOW Settlement) on January 14, 2022. The NOW Settlement will become final and effective on the date it is no longer subject to rehearing at the FERC, which is expected to be February 14, 2022. The amounts SFPP agreed to pay pursuant to the NOW Settlement were fully accrued on or before December 31, 2021. Together with the East Line Settlement (which the FERC approved previously on December 31, 2020 in Docket No. IS21-138), the NOW Settlement resolves all remaining disputes before the FERC (including Docket Nos. OR11-13, OR11-16, OR11-18, OR14-35, OR14-36, OR19-21, OR19-33, and OR19-37) and establishes a moratorium with settling shippers that prohibits the filing of a protest or complaint against SFPP’s FERC rates until February 1, 2025.

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

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. In response to the foregoing lawsuit, Eni S.p.A. filed counterclaims under the terminal use agreement and claims under a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing claims asserted by Eni S.p.A seek unspecified damages. On January 4, 2022, the trial court entered a decision granting Eni S.p.A’s motion for summary judgment on the claims asserted by GLNG under the Guarantee Agreement. GLNG will file an interlocutory appeal of the decision. Pending resolution of GLNG’s appeal, the foregoing counterclaims and other claims asserted by Eni S.p.A under the terminal use agreement and parent direct agreement remain pending in the trial court.

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

On December 20, 2019, GLNG’s remaining customer, Angola LNG Supply Services LLC (ALSS), a consortium of international oil companies including Eni S.p.A., filed a Notice of Arbitration seeking a declaration that its terminal use agreement should be deemed terminated as of March 1, 2016 on substantially the same terms and conditions as set forth in the arbitration award pertaining to Eni USA. ALSS also sought a declaration on substantially the same allegations asserted previously by Eni USA in arbitration that activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC in connection with the pursuit of an LNG liquefaction export project gave rise to a contractual right on the part of ALSS to terminate the agreement.  ALSS also sought a monetary award directing GLNG to reimburse ALSS for all reservation charges and operating fees paid by ALSS after December 31, 2016 plus interest. On July 15, 2021, the arbitration tribunal delivered an Award on the merits of all claims submitted to the tribunal and denied all of ALSS’s claims with prejudice. On November 23, 2021, the Delaware Court of Chancery issued a Final Order and Judgment confirming the Award.

Continental Resources, Inc. v. Hiland Partners Holdings, LLC

On December 8, 2017, Continental Resources, Inc. (CLR) filed an action in Garfield County, Oklahoma state court alleging that Hiland Partners Holdings, LLC (Hiland Partners) breached a Gas Purchase Agreement, dated November 12, 2010, as amended (GPA), by failing to receive and purchase all of CLR’s dedicated gas under the GPA (produced in three North Dakota counties).  CLR also alleged fraud, maintaining that Hiland Partners promised the construction of several additional facilities to process the gas without an intention to build the facilities. Hiland Partners denied these allegations, but the parties entered into a settlement agreement in June 2018, under which CLR agreed to release all of its claims in exchange for Hiland Partners’ construction of 10 infrastructure projects by November 1, 2020. CLR has filed an amended petition in which it asserts that Hiland Partners’ failure to construct certain facilities by specific dates nullifies the release contained in the settlement agreement. CLR’s amended petition makes additional claims under both the GPA and a May 8, 2008 gas purchase contract covering additional North Dakota counties, including CLR’s contention that Hiland Partners is not allowed to deduct third-party processing fees from the gas purchase price. CLR seeks damages in excess of $276 million. We deny and are vigorously defending against these claims.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed suit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. We believe that our declaration of force majeure is valid and are vigorously defending against these claims.

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

General

As of December 31, 2021 and 2020, our total reserve for legal matters was $231 million and $273 million, respectively.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated to be more than $2.8 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the

ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time we anticipate the non-judicial allocation process will be complete in or around October 2023. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. Because costs associated with any remedial plan are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

In addition to CERCLA cleanup costs, we are reviewing and will attempt to settle, if possible, natural resource damage (NRD) claims in the amount of approximately $5 million asserted by state and federal trustees following their natural resource assessment of the PHSS.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including four cases against TGP, three cases against SNG, and one case against both TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The Plaintiffs allege the defendants’ conduct constitutes a breach of the subject right of way agreements, is inconsistent with prudent operating practices, violates Louisiana law, and that defendants’ failure to maintain canals and canal banks constitutes negligence and trespass. The plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. We will continue to vigorously defend these cases.

Products Pipeline Incident, Walnut Creek, California

On November 20, 2020, SFPP identified an issue on its Line Section 16 (LS-16) which transports petroleum products in California from Concord to San Jose. We shut down the pipeline and notified the appropriate regulatory agencies of a “threatened release” of gasoline. We investigated the issue over the next several days and on November 24, 2020, identified a crack in the pipeline and notified the regulatory agencies of a “confirmed release”. The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on November 26, 2020. We reported the estimated volume of gasoline released to be 8.1 Bbl. On December 2, 2020, complaints of gasoline odors were reported along the LS-16 pipeline corridor in Walnut Creek. A unified response was implemented by us along with the U.S. EPA, the California Office of Spill Prevention and Response, the California Fire Marshall, and the San Francisco Regional Water Quality Control Board. On December 8, 2020, we reported an updated estimated spill volume of up to 1,000 Bbl.

On October 28, 2021, we were informed by the California Attorney General it was contemplating criminal charges against us asserting the November 2020 discharge of gasoline affected waters of the State of California, and there was a failure to make timely notices of this discharge to appropriate state agencies. On December 16, 2021, we entered into a plea agreement with the State of California to resolve misdemeanor charges of the unintentional, non-negligent discharge of gasoline resulting from the release and the claimed failure to provide timely notices of the discharge to appropriate state agencies. Under the plea agreement, SFPP agreed to plead no-contest to two misdemeanors and to pay approximately $2.5 million in fines, penalties, restitution, environmental improvement project funding, and for enforcement training in the State of California, and to be placed on informal, unsupervised probation for a term of 18 months.

Since the November 2020 release, we have cooperated fully with federal and state agencies and have worked diligently to remediate the affected areas. We anticipate civil enforcement actions by federal and state agencies arising from the November 2020 release as well as ongoing monitoring and, where necessary, remediation under the oversight of the San Francisco Regional Water Quality Control Board until site conditions demonstrate no further actions are required. We do not anticipate the costs to resolve those enforcement matters, including the costs to monitor and further remediate the site, will have a material adverse impact to our business.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of December 31, 2021 and 2020, we have accrued a total reserve for environmental liabilities in the amount of $243 million and $250 million, respectively. In addition, as of December 31, 2021 and 2020, we have recorded a receivable of $12 million for expected cost recoveries that have been deemed probable.

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

ASU No. 2020-06

On August 5, 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. ASU No. 2020-06 was effective January 1, 2022. We adopted ASU No. 2020-06 with no material impact to our financial statements.

ASU No. 2021-05

On July 19, 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842); Lessors - Certain Leases with Variable Lease Payments.” This ASU requires a lessor to classify a lease with entirely or partially variable payments that do not depend on an index or rate as an operating lease if another classification (i.e. sales-type or direct financing) would trigger a day-one loss. ASU No. 2021-05 was effective January 1, 2022. We adopted ASU No. 2021-05 with no material impact to our financial statements.

Item 16.  Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. Registrant

/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer
Date:	February 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 7, 2022
David P. Michels

/s/ STEVEN J. KEAN	Chief Executive Officer (principal executive officer); Director	February 7, 2022
Steven J. Kean

/s/ RICHARD D. KINDER	Executive Chairman	February 7, 2022
Richard D. Kinder

/s/ KIMBERLY A. DANG	President; Director	February 7, 2022
Kimberly A. Dang

/s/ TED A. GARDNER	Director	February 7, 2022
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 7, 2022
Anthony W. Hall, Jr.

/s/ GARY L. HULTQUIST	Director	February 7, 2022
Gary L. Hultquist

/s/ RONALD L. KUEHN, JR.	Director	February 7, 2022
Ronald L. Kuehn, Jr.

/s/ DEBORAH A. MACDONALD	Director	February 7, 2022
Deborah A. Macdonald

/s/ MICHAEL C. MORGAN	Director	February 7, 2022
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 7, 2022
Arthur C. Reichstetter

/s/ C. PARK SHAPER	Director	February 7, 2022
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 7, 2022
William A. Smith

/s/ JOEL V. STAFF	Director	February 7, 2022
Joel V. Staff

/s/ ROBERT F. VAGT	Director	February 7, 2022
Robert F. Vagt

/s/ PERRY M. WAUGHTAL	Director	February 7, 2022
Perry M. Waughtal