Form 10-Q
period 2022-03-31
KINDER MORGAN, INC.
filed 2022-04-22
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 21, 2022, the registrant had 2,267,472,525 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	FASB	=	Financial Accounting Standards Board
Bbl	=	barrels	FERC	=	Federal Energy Regulatory Commission
BBtu	=	billion British Thermal Units	GAAP	=	U.S. Generally Accepted Accounting Principles
Bcf	=	billion cubic feet	LLC	=	limited liability company
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	LIBOR	=	London Interbank Offered Rate
			MBbl	=	thousand barrels
CO2	=	carbon dioxide or our CO2 business segment	MMBbl	=	million barrels
DCF	=	distributable cash flow	MMtons	=	million tons
DD&A	=	depreciation, depletion and amortization	NGL	=	natural gas liquids
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	NYMEX	=	New York Mercantile Exchange
			OTC	=	over-the-counter
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	ROU	=	Right-of-Use
			U.S.	=	United States of America
EPA	=	U.S. Environmental Protection Agency	WTI	=	West Texas Intermediate

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: the long-term demand for our assets and services, our anticipated dividends and capital projects, including expected completion timing and benefits of those projects.

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Services	$2,050	$1,917
Commodity sales	2,208	3,229
Other	35	65
Total Revenues	4,293	5,211
Operating Costs, Expenses and Other
Costs of sales	1,894	2,009
Operations and maintenance	585	514
Depreciation, depletion and amortization	538	541
General and administrative	156	156
Taxes, other than income taxes	111	110
Gain on divestitures and impairments, net	(10)	(4)
Other income, net	(5)	(1)
Total Operating Costs, Expenses and Other	3,269	3,325
Operating Income	1,024	1,886
Other Income (Expense)
Earnings from equity investments	187	66
Amortization of excess cost of equity investments	(19)	(22)
Interest, net	(333)	(377)
Other, net (Note 2)	19	223
Total Other Expense	(146)	(110)
Income Before Income Taxes	878	1,776
Income Tax Expense	(194)	(351)
Net Income	684	1,425
Net Income Attributable to Noncontrolling Interests	(17)	(16)
Net Income Attributable to Kinder Morgan, Inc.	$667	$1,409

Class P Shares
Basic and Diluted Earnings Per Share	$0.29	$0.62
Basic and Diluted Weighted Average Shares Outstanding	2,267	2,264
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$684	$1,425
Other comprehensive loss, net of tax
Net unrealized loss from derivative instruments (net of taxes of $125 and $47, respectively)	(411)	(156)
Reclassification into earnings of net derivative instruments loss to net income (net of taxes of $(41) and $(18), respectively)	135	59
Benefit plan adjustments (net of taxes of $(4) and $(4), respectively)	13	17
Total other comprehensive loss	(263)	(80)
Comprehensive income	421	1,345
Comprehensive income attributable to noncontrolling interests	(17)	(16)
Comprehensive income attributable to KMI	$404	$1,329
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$84	$1,140
Restricted deposits	264	7
Accounts receivable	1,661	1,611
Fair value of derivative contracts	147	220
Inventories	591	562
Other current assets	286	289
Total current assets	3,033	3,829
Property, plant and equipment, net	35,557	35,653
Investments	7,545	7,578
Goodwill	19,914	19,914
Other intangibles, net	1,618	1,678
Deferred income taxes	8	115
Deferred charges and other assets	1,460	1,649
Total Assets	$69,135	$70,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,324	$2,646
Accounts payable	1,204	1,259
Accrued interest	302	504
Accrued taxes	211	270
Fair value of derivative contracts	535	178
Other current liabilities	874	964
Total current liabilities	6,450	5,821
Long-term liabilities and deferred credits
Long-term debt
Outstanding	28,175	29,772
Debt fair value adjustments	584	902
Total long-term debt	28,759	30,674
Other long-term liabilities and deferred credits	2,219	2,000
Total long-term liabilities and deferred credits	30,978	32,674
Total Liabilities	37,428	38,495
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P shares, $0.01 par value, 4,000,000,000 shares authorized, 2,267,382,723 and 2,267,391,527 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,813	41,806
Accumulated deficit	(10,544)	(10,595)
Accumulated other comprehensive loss	(674)	(411)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,618	30,823
Noncontrolling interests	1,089	1,098
Total Stockholders’ Equity	31,707	31,921
Total Liabilities and Stockholders’ Equity	$69,135	$70,416
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net income	$684	$1,425
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	538	541
Deferred income taxes	190	347
Amortization of excess cost of equity investments	19	22
Change in fair market value of derivative contracts	77	14
Gain on divestitures and impairments, net	(10)	(4)
Gain on sale of interest in equity investment (Note 2)	—	(206)
Earnings from equity investments	(187)	(66)
Distributions from equity investment earnings	165	184
Changes in components of working capital
Accounts receivable	(51)	(122)
Inventories	(34)	(47)
Other current assets	(14)	4
Accounts payable	55	26
Accrued interest, net of interest rate swaps	(188)	(204)
Accrued taxes	(59)	(63)
Other current liabilities	(39)	157
Rate reparations, refunds and other litigation reserve adjustments	(68)	(144)
Other, net	6	9
Net Cash Provided by Operating Activities	1,084	1,873
Cash Flows From Investing Activities
Capital expenditures	(407)	(267)
Proceeds from sales of investments	—	413
Contributions to investments	(11)	(22)
Distributions from equity investments in excess of cumulative earnings	50	18
Other, net	(3)	(12)
Net Cash (Used in) Provided by Investing Activities	(371)	130
Cash Flows From Financing Activities
Issuances of debt	1,588	3,110
Payments of debt	(2,453)	(4,268)
Debt issue costs	(4)	(10)
Dividends	(616)	(597)
Repurchases of shares	(1)	—
Contributions from noncontrolling interests	—	3
Distributions to investment partner	—	(23)
Distributions to noncontrolling interests	(26)	(2)
Other, net	—	(2)
Net Cash Used in Financing Activities	(1,512)	(1,789)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(799)	214
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$348	$1,423

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Three Months Ended March 31,
	2022	2021
Cash and Cash Equivalents, beginning of period	$1,140	$1,184
Restricted Deposits, beginning of period	7	25
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209
Cash and Cash Equivalents, end of period	84	1,377
Restricted Deposits, end of period	264	46
Cash, Cash Equivalents, and Restricted Deposits, end of period	348	1,423
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(799)	$214

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized	$3	$7
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	561	589
Cash paid during the period for income taxes, net	1	1
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 4)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares			(1)			(1)		(1)
EP Trust I Preferred security conversions			1			1		1
Restricted shares			18			18		18
Net income				667		667	17	684
Distributions						—	(26)	(26)
Dividends				(616)		(616)		(616)
Other comprehensive loss					(263)	(263)		(263)
Balance at March 31, 2022	2,267	$23	$41,813	$(10,544)	$(674)	$30,618	$1,089	$31,707

	Common stock
	Issued shares	Par value	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares			19			19		19
Net income				1,409		1,409	16	1,425
Distributions						—	(3)	(3)
Contributions						—	2	2
Dividends				(597)		(597)		(597)
Other						—	(1)	(1)
Other comprehensive loss					(80)	(80)		(80)
Balance at March 31, 2021	2,264	$23	$41,775	$(9,124)	$(487)	$32,187	$416	$32,603
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines, 141 terminals, and 700 billion cubic feet of working natural gas storage capacity. Our pipelines transport natural gas, renewable fuels, refined petroleum products, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, chemicals, biodiesel, renewable fuels, metals and petroleum coke.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2021 Form 10-K.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Net Income Available to Stockholders	$667	$1,409
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(7)
Net Income Allocated to Class P Stockholders	$663	$1,402

Basic Weighted Average Shares Outstanding	2,267	2,264
Basic Earnings Per Share	$0.29	$0.62
(a)As of March 31, 2022, there were 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13
Convertible trust preferred securities	3	3

2. Investments

Investment in Ruby

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, which is included within “Earnings from equity investments” in our accompanying consolidated statement of income for the three months ended March 31, 2021. The write-down was driven by the impairment recognized by Ruby of its assets.

Ruby Chapter 11 Bankruptcy Filing

The balance of Ruby Pipeline, L.L.C.'s 2022 unsecured notes matured on April 1, 2022 in the principal amount of $475 million. Although Ruby has sufficient liquidity to operate its business, it lacked sufficient liquidity to satisfy its obligations under the 2022 unsecured notes on the maturity date of April 1, 2022. Accordingly, on March 31, 2022, Ruby filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Ruby, as the debtor, will continue to operate in the ordinary course as a debtor in possession under the jurisdiction of the United States Bankruptcy Court. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021. We had no amounts included in our “Investments” in our accompanying consolidated balance sheets associated with Ruby as of March 31, 2022 or December 31, 2021.

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of income for the three months ended March 31, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2022	December 31, 2021
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2026	$—	$—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes(a)	290	—
Current portion of senior notes
8.625%, due January 2022(b)	—	260
4.15%, due March 2022(b)	—	375
1.50%, due March 2022(b)(c)	—	853
3.95% due September 2022	1,000	1,000
3.15% due January 2023	1,000	—
Floating rate, due January 2023(d)	250	—
3.45% due February 2023	625	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	48	47
Total current portion of debt	3,324	2,646

Long-term debt (excluding current portion)
Senior notes	27,506	29,097
EPC Building, LLC, promissory note, 3.967%, due 2021 through 2035	344	348
Trust I preferred securities, 4.75%, due March 2028	109	110
Other	216	217
Total long-term debt	28,175	29,772
Total debt(e)	$31,499	$32,418
(a)Weighted average interest rate on borrowings outstanding as of March 31, 2022 was 0.65%.
(b)We repaid the principal amount of these senior notes during the first quarter of 2022.
(c)Consists of senior notes denominated in Euros that have been converted to U.S. dollars. The December 31, 2021 balance is reported above at the exchange rate of 1.1370 U.S. dollars per Euro. As of December 31, 2021, the cumulative change in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase to our debt balance of $38 million related to these notes, which was offset by a corresponding change in the value of cross-currency swaps reflected in “Other current assets” and “Other current liabilities” on our accompanying consolidated balance sheet. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).
(d)These senior notes have an associated floating-to-fixed interest rate swap agreement which is designated as a cash flow hedge (see Note 5, “Risk Management—Interest Rate Risk Management”).
(e)Excludes our “Debt fair value adjustments” which, as of March 31, 2022 and December 31, 2021, increased our total debt balances by $584 million and $902 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

On February 23, 2022, EPNG issued in a private offering $300 million aggregate principal amount of 3.50% senior notes due 2032 and received net proceeds of $298 million after discount and issuance costs. These notes are guaranteed through the cross guarantee agreement discussed above.

Credit Facilities and Restrictive Covenants

As of March 31, 2022, we had no borrowings outstanding under our credit facilities, $290 million in borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of March 31, 2022 was $3.6 billion. As of March 31, 2022, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2022		December 31, 2021
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,083	$33,895	$33,320	$37,775
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $216 million and $218 million as of March 31, 2022 and December 31, 2021, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2022 and December 31, 2021.

4. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. During the three months ended March 31, 2022, we repurchased approximately 31,000 of our shares for less than $1 million at an average price of $16.97 per share. Since December 2017, in total, we have repurchased 33 million of our shares under the program at an average price of $17.71 per share for $576 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2022	2021
Per share cash dividend declared for the period	$0.2775	$0.27
Per share cash dividend paid in the period	0.27	0.2625

On April 20, 2022, our board of directors declared a cash dividend of $0.2775 per share for the quarterly period ended March 31, 2022, which is payable on May 16, 2022 to shareholders of record as of the close of business on May 2, 2022.

Adoption of Accounting Pronouncement

On January 1, 2022, we adopted Accounting Standards Update (ASU) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted EPS calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $14 million to unwind the remaining unamortized debt discount within “Debt fair value adjustments” on our consolidated balance sheet and an adjustment of $11 million to unwind the balance of the conversion feature classified in “Additional paid in capital” on our consolidated statement of stockholders’ equity for the three months ended March 31, 2022.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” in our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(411)	13	(398)
Loss reclassified from accumulated other comprehensive loss	135	—	135
Net current-period change in accumulated other comprehensive (loss) income	(276)	13	(263)
Balance as of March 31, 2022	$(448)	$(226)	$(674)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(156)	17	(139)
Loss reclassified from accumulated other comprehensive loss	59	—	59
Net current-period change in accumulated other comprehensive (loss) income	(97)	17	(80)
Balance as of March 31, 2021	$(110)	$(377)	$(487)

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

Energy Commodity Price Risk Management

As of March 31, 2022, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(20.5)	MMBbl
Crude oil basis	(5.3)	MMBbl
Natural gas fixed price	(59.4)	Bcf
Natural gas basis	(28.5)	Bcf
NGL fixed price	(0.8)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.5)	MMBbl
Crude oil basis	(7.7)	MMBbl
Natural gas fixed price	(10.6)	Bcf
Natural gas basis	1.8	Bcf
Natural gas options	(0.6)	Bcf
NGL fixed price	(1.6)	MMBbl

As of March 31, 2022, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2026.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$7,250	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	5,100	Mark-to-Market	December 2022
(a)The principal amount of hedged senior notes consisted of $600 million included in “Current portion of debt” and $6,650 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the three months ended March 31, 2022, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 10 “Recent Accounting Pronouncements” for further information on Topic 848.

During the three months ended March 31, 2022, we entered into fixed-to-variable interest rate swap agreements with a combined notional principal amount of $400 million. These agreements were designated as accounting hedges and convert a portion of our fixed rate debt to variable rates through February 2032.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	$34	$61	$(398)	$(141)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	5	3	(220)	(94)
Subtotal		39	64	(618)	(235)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	45	101	(4)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	106	284	(94)	(15)
Subtotal		151	385	(98)	(18)
Foreign currency contracts	Fair value of derivative contracts/(Other current liabilities)	—	35	(12)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	11	6	—	—
Subtotal		11	41	(12)	(3)
Total		201	490	(728)	(256)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Other current liabilities)	20	11	(121)	(31)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	16	1	(57)	(6)
Subtotal		36	12	(178)	(37)
Interest rate contracts	Fair value of derivative contracts/(Other current liabilities)	48	12	—	—
Subtotal		48	12	—	—
Total		84	24	(178)	(37)
Total derivatives		$285	$514	$(906)	$(293)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of March 31, 2022
Energy commodity derivative contracts(a)	$35	$40	$—	$75	$(75)	$—	$—
Interest rate contracts	—	199	—	199	(25)	—	174
Foreign currency contracts	—	11	—	11	(11)	—	—
As of December 31, 2021
Energy commodity derivative contracts(a)	$56	$20	$—	$76	$(53)	$(20)	$3
Interest rate contracts	—	397	—	397	(9)	—	388
Foreign currency contracts	—	41	—	41	(3)	—	38

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of March 31, 2022
Energy commodity derivative contracts(a)	$(141)	$(655)	$—	$(796)	$75	$196	$(525)
Interest rate contracts	—	(98)	—	(98)	25	—	(73)
Foreign currency contracts	—	(12)	—	(12)	11	—	(1)
As of December 31, 2021
Energy commodity derivative contracts(a)	$(15)	$(257)	$—	$(272)	$53	$—	$(219)
Interest rate contracts	—	(18)	—	(18)	9	—	(9)
Foreign currency contracts	—	(3)	—	(3)	3	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2022	2021
		(In millions)
Interest rate contracts	Interest, net	$(317)	$(217)

Hedged fixed rate debt(a)	Interest, net	$320	$219
(a)As of March 31, 2022, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was an increase of $56 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended March 31,			Three Months Ended March 31,
	2022	2021		2022	2021
	(In millions)			(In millions)
Energy commodity derivative contracts	$(499)	$(158)	Revenues—Commodity sales	$(132)	$(20)
			Costs of sales	9	4
Interest rate contracts	3	1	Earnings from equity investments(c)	—	—
Foreign currency contracts	(40)	(46)	Other, net	(53)	(61)
Total	$(536)	$(203)	Total	$(176)	$(77)
(a)We expect to reclassify approximately $357 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2022 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the three months ended March 31, 2022 and 2021, we recognized no gains and $6 million gains, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2022	2021
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(9)	$(631)
	Costs of sales	(91)	163
	Earnings from equity investments	(5)	—
Interest rate contracts	Interest, net	36	—
Total(a)		$(69)	$(468)
(a)The three months ended March 31, 2022 and 2021 amounts include approximate gains of $18 million and losses of $488 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2022 and December 31, 2021, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2022, we had cash margins of $254 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2021, we had cash margins of $14 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at March 31, 2022 represents our initial margin requirements of $58 million and variation margin requirements of $196 million posted by us with our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2022, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $377 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$939	$59	$188	$—	$(1)	$1,185
Fee-based services	213	234	98	13	—	558
Total services	1,152	293	286	13	(1)	1,743
Commodity sales
Natural gas sales	1,226	—	—	20	(4)	1,242
Product sales	342	426	4	348	(16)	1,104
Total commodity sales	1,568	426	4	368	(20)	2,346
Total revenues from contracts with customers	2,720	719	290	381	(21)	4,089
Other revenues(c)
Leasing services(d)	117	44	140	13	—	314
Derivatives adjustments on commodity sales	(39)	(3)	—	(99)	—	(141)
Other	15	6	—	10	—	31
Total other revenues	93	47	140	(76)	—	204
Total revenues	$2,813	$766	$430	$305	$(21)	$4,293

	Three Months Ended March 31, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$866	$59	$191	$—	$—	$1,116
Fee-based services	178	221	81	15	—	495
Total services	1,044	280	272	15	—	1,611
Commodity sales
Natural gas sales	3,319	—	—	1	(5)	3,315
Product sales	220	125	5	229	(10)	569
Total commodity sales	3,539	125	5	230	(15)	3,884
Total revenues from contracts with customers	4,583	405	277	245	(15)	5,495
Other revenues(c)
Leasing services(d)	119	43	143	12	(1)	316
Derivatives adjustments on commodity sales	(618)	—	—	(33)	—	(651)
Other	41	5	—	5	—	51
Total other revenues	(458)	48	143	(16)	(1)	(284)
Total revenues	$4,125	$453	$420	$229	$(16)	$5,211
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

Contract Balances

As of both March 31, 2022 and December 31, 2021, our contract asset balances were $39 million. Of the contract asset balance at December 31, 2021, $16 million was transferred to accounts receivable during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, our contract liability balances were $222 million and $212 million, respectively. Of the contract liability balance at December 31, 2021, $35 million was recognized as revenue during the three months ended March 31, 2022.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2022 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Nine months ended December 31, 2022	$3,244
2023	3,595
2024	2,987
2025	2,453
2026	2,158
Thereafter	12,760
Total	$27,197

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended March 31,
	2022	2021
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,793	$4,110
Intersegment revenues	20	15
Products Pipelines	766	453
Terminals
Revenues from external customers	429	419
Intersegment revenues	1	1
CO2	305	229
Corporate and intersegment eliminations	(21)	(16)
Total consolidated revenues	$4,293	$5,211

	Three Months Ended March 31,
	2022	2021
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,184	$2,103
Products Pipelines	299	248
Terminals	238	227
CO2	192	286
Total Segment EBDA	1,913	2,864
DD&A	(538)	(541)
Amortization of excess cost of equity investments	(19)	(22)
General and administrative and corporate charges	(145)	(148)
Interest, net	(333)	(377)
Income tax expense	(194)	(351)
Total consolidated net income	$684	$1,425

	March 31, 2022	December 31, 2021
	(In millions)
Assets
Natural Gas Pipelines	$47,580	$47,746
Products Pipelines	9,143	9,088
Terminals	8,465	8,513
CO2	2,895	2,843
Corporate assets(b)	1,052	2,226
Total consolidated assets	$69,135	$70,416
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
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

8.  Income Taxes

Income tax expense included in our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2022	2021
	(In millions, except percentages)
Income tax expense	$194	$351
Effective tax rate	22.1%	19.8%

The effective tax rate for the three months ended March 31, 2022 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings, and Products (SE) Pipe Line Company (PPL).

The effective tax rate for the three months ended March 31, 2021 is lower than the statutory federal rate of 21% primarily due to the release of the valuation allowance on our investment in NGPL Holdings upon the sale of a partial interest in NGPL Holdings, and dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

9.   Litigation and Environmental

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact to our business. We believe we have meritorious defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose the following contingencies where an adverse outcome may be material or, in the judgment of management, we conclude the matter should otherwise be disclosed.

SFPP FERC Proceedings

The FERC approved the SFPP North, Oregon, and West Line Settlement in Docket No. IS22-100 (NOW Settlement) on January 14, 2022 and the settlement is final and effective. The amounts SFPP agreed to pay pursuant to the NOW Settlement were fully accrued on or before December 31, 2021. Together with the East Line Settlement (which the FERC approved previously on December 31, 2020 in Docket No. IS21-138), the NOW Settlement resolves all remaining disputes before the FERC relating to SFPP (including Docket Nos. OR11-13, OR11-16, OR11-18, OR14-35, OR14-36, OR19-21, OR19-33, and OR19-37) and establishes a moratorium with settling shippers that prohibits the filing of a protest or complaint against SFPP’s FERC rates until February 1, 2025.

EPNG FERC Proceeding

On April 21, 2022, EPNG was notified by the FERC of the commencement of a rate proceeding against it pursuant to section 5 of the Natural Gas Act. This proceeding sets the matter for hearing to determine whether EPNG’s current rates remain just and reasonable. A proceeding under section 5 of the Natural Gas Act is prospective in nature such that a change in rates charged to customers, if any, would likely only occur after the FERC has issued a final order. Unless a settlement is reached sooner, an initial Administrative Law Judge decision is anticipated in late May 2023, with a final FERC decision anticipated in late 2023. We do not believe that the ultimate resolution of this proceeding will have a material adverse impact to our business.

Gulf LNG Facility Disputes

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  Pursuant to its Notice of Arbitration, Eni USA sought declaratory and monetary relief based upon its assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  On June 29, 2018, the arbitration tribunal delivered an Award that called for the termination of the agreement and Eni USA’s payment of compensation to GLNG. On February 1, 2019, the Delaware Court of Chancery issued a Final Order and Judgment confirming the Award, which was paid by Eni USA on February 20, 2019.

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. In response to the foregoing lawsuit, Eni S.p.A. filed counterclaims under the terminal use agreement and claims under a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing claims asserted by Eni S.p.A seek unspecified damages and involve the same allegations as the claims which were resolved conclusively in the arbitrations with Eni USA described above and with GLNG’s remaining customer as described below. On January 4, 2022, the trial court entered a decision granting Eni S.p.A’s motion for summary judgment on the claims asserted by GLNG to enforce the Guarantee Agreement. GLNG filed an interlocutory appeal of the decision. Pending resolution of GLNG’s appeal, the foregoing counterclaims and other claims asserted by Eni S.p.A under the terminal use agreement and parent direct agreement remain pending in the trial court.

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

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed suit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. We believe that our declaration of force majeure is valid and appropriate and are vigorously defending against these claims.

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

General

As of March 31, 2022 and December 31, 2021, our total reserve for legal matters was $164 million and $231 million, respectively.

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

In addition, we are involved with and have been identified as a potentially responsible party (PRP) in several federal and state Superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, crude oil, NGL, natural gas or CO2.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. EPEC entered into two Administrative Orders on Consent (AOCs) with the EPA which obligates EPEC to investigate and characterize contamination at the Site. EPEC is part of a joint defense group of approximately 44 cooperating parties which is directing and funding the AOC work required by the EPA. We have established a reserve for the anticipated cost of compliance with these two AOCs. On March 4, 2016, the EPA issued a Record of Decision (ROD) for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, are engaged in discussions with the EPA as a result thereof. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the lower eight mile ROD. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. The cleanup plan in the ROD is estimated to cost $440 million. No timeline for the cleanup has been established. Certain PRPs, including EPEC, are engaged in discussions with the EPA concerning the upper nine miles. There remains significant uncertainty as to the implementation and associated costs of the remedy set forth in the upper nine mile ROD. Until the ongoing discussions with the EPA conclude, we are unable to reasonably estimate the extent of our potential liability. We do not anticipate that our share of the costs to resolve this matter, including the costs of any remediation of the Site, will have a material adverse impact to our business.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In December 2013, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In April 2015, the U.S. District Court ordered the case to be remanded to the state district court for Plaquemines Parish. In May 2018, the case was removed for a second time to the U.S. District Court. In May 2019, the U.S. District Court ordered the case to be remanded to the state district court. The case is effectively stayed pending the resolution of jurisdictional issues in separate, consolidated cases to which TGP is not a party; The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with The Parish of Cameron, et al. v. BP America Production Company, et al. Those cases were removed to federal court and ordered to be remanded to the state district courts for Plaquemines and Cameron Parishes, respectively. The defendants to those consolidated cases are pursuing an appeal of the remand decisions to the United States Court of Appeals for the Fifth Circuit to determine whether there is federal officer jurisdiction. The case remains effectively stayed pending a ruling by the Fifth Circuit in the consolidated case. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We will continue to vigorously defend this case.

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

Louisiana Landowner Coastal Erosion Litigation

Beginning in January 2015, several private landowners in Louisiana, as Plaintiffs, filed several separate lawsuits in state district courts in Louisiana against a number of oil and gas pipeline companies, including TGP and SNG. In these cases, the Plaintiffs allege that the defendants failed to properly maintain pipeline canals and canal banks on their property, which caused the canals to erode and widen and resulted in substantial land loss, including significant damage to the ecology and hydrology of the affected property, and damage to timber and wildlife. The Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to return the canals and canal banks to their as-built conditions and restore and remediate the affected property. The Plaintiffs also seek a declaration that the defendants are obligated to take steps to maintain canals and canal banks going forward. We have resolved two of these cases and we will continue to vigorously defend the remaining cases. While it is not possible to predict the ultimate outcomes, we believe the resolution of these cases will not have a material adverse impact to our business.

Products Pipeline Incident, Walnut Creek, California

On November 20, 2020, SFPP identified an issue on its Line Section 16 (LS-16) which transports petroleum products in California from Concord to San Jose. We shut down the pipeline and notified the appropriate regulatory agencies of a “threatened release” of gasoline. We investigated the issue over the next several days and on November 24, 2020, identified a crack in the pipeline and notified the regulatory agencies of a “confirmed release.” The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on November 26, 2020. We reported the estimated volume of gasoline released to be 8.1 Bbl. On December 2, 2020, complaints of gasoline odors were reported along the LS-16 pipeline corridor in Walnut Creek. A unified response was implemented by us along with the U.S. EPA, the California Office of Spill Prevention and Response, the California Fire Marshall, and the San Francisco Regional Water Quality Control Board. On December 8, 2020, we reported an updated estimated spill volume of up to 1,000 Bbl.

On October 28, 2021, we were informed by the California Attorney General it was contemplating criminal charges against us asserting the November 2020 discharge of gasoline affected waters of the State of California, and there was a failure to make timely notices of this discharge to appropriate state agencies. On December 16, 2021, we entered into a plea agreement with the State of California to resolve misdemeanor charges of the unintentional, non-negligent discharge of gasoline resulting from the release and the claimed failure to provide timely notices of the discharge to appropriate state agencies. Under the plea agreement, SFPP plead no-contest to two misdemeanors and paid approximately $2.5 million in fines, penalties, restitution, environmental improvement project funding, and for enforcement training in the State of California, and was placed on informal, unsupervised probation for a term of 18 months.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of March 31, 2022 and December 31, 2021, we have accrued a total reserve for environmental liabilities in the amount of $240 million and $243 million, respectively. In addition, as of both March 31, 2022 and December 31, 2021, we had a receivable of $12 million recorded for expected cost recoveries that have been deemed probable.

10. Recent Accounting Pronouncements

Accounting Standards Updates

Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR).

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

The guidance was effective upon issuance and generally can be applied through December 31, 2022.

During the first quarter of 2022 we amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. These agreements contain a combined notional principal amount of $625 million and convert a portion of our fixed rate debt to variable rates through March 2035. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. As we continue to amend our interest rate swap agreements to transition from LIBOR to SOFR, we will assess whether such amendments qualify for any of the optional expedients in Topic 848 and, should they qualify, whether we wish to elect any such optional expedients. See Note 5 “Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2021 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2021 Form 10-K; and (iv) “Risk Factors” in our 2021 Form 10-K.

2022 Dividends and Discretionary Capital

We expect to declare dividends of $1.11 per share for 2022, a 3% increase from the 2021 declared dividends of $1.08 per share. We now expect to invest $1.5 billion in expansion projects and contributions to joint ventures or discretionary capital expenditures during 2022.

The expectations for 2022 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 7, “Reportable Segments”) and Net income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three months ended March 31, 2022 and 2021 present Segment EBDA and Net income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in our view are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below and the tables included in “—Consolidated Earnings Results (GAAP)—Certain Items Affecting Consolidated Earnings Results,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to

Adjusted EBITDA” and “—Non-GAAP Financial Measures—Supplemental Information” below). In addition, Certain Items are described in more detail in the footnotes to tables included in “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.

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

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2022, by subtracting the following amounts from our debt balance of $32,083 million: (i) cash and cash equivalents of $84 million; (ii) debt fair value adjustments of $584 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $10 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2022	2021	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,184	$2,103	$(919)	(44)%
Products Pipelines	299	248	51	21%
Terminals	238	227	11	5%
CO2	192	286	(94)	(33)%
Total Segment EBDA	1,913	2,864	(951)	(33)%
DD&A	(538)	(541)	3	1%
Amortization of excess cost of equity investments	(19)	(22)	3	14%
General and administrative and corporate charges	(145)	(148)	3	2%
Interest, net	(333)	(377)	44	12%
Income before income taxes	878	1,776	(898)	(51)%
Income tax expense	(194)	(351)	157	45%
Net income	684	1,425	(741)	(52)%
Net income attributable to noncontrolling interests	(17)	(16)	(1)	(6)%
Net income attributable to Kinder Morgan, Inc.	$667	$1,409	$(742)	(53)%
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net income attributable to Kinder Morgan, Inc. decreased $742 million in 2022 compared to 2021. The decrease primarily resulted from the benefit in the 2021 period of $1,077 million for largely nonrecurring earnings related to the February 2021 winter storm, mostly impacting the earnings from our Natural Gas Pipelines and CO2 business segments partially offset by lower income tax expense and higher earnings from our Products Pipelines business segment.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended March 31,
	2022			2021
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,184	$113	$1,297	$2,103	$(9)	$2,094	$(797)
Products Pipelines	299	—	299	248	15	263	36
Terminals	238	—	238	227	—	227	11
CO2	192	16	208	286	5	291	(83)
Total Segment EBDA(a)	1,913	129	2,042	2,864	11	2,875	(833)
DD&A and amortization of excess cost of equity investments	(557)	—	(557)	(563)	—	(563)	6
General and administrative and corporate charges(a)	(145)	—	(145)	(148)	—	(148)	3
Interest, net(a)	(333)	(44)	(377)	(377)	(6)	(383)	6
Income before income taxes	878	85	963	1,776	5	1,781	(818)
Income tax expense(b)	(194)	(20)	(214)	(351)	(40)	(391)	177
Net income	684	65	749	1,425	(35)	1,390	(641)
Net income attributable to noncontrolling interests(a)	(17)	—	(17)	(16)	—	(16)	(1)
Net income attributable to Kinder Morgan, Inc.	$667	$65	$732	$1,409	$(35)	$1,374	$(642)
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) decreased by $642 million from the prior year resulting from earnings decreases of $834 million from our Natural Gas Pipelines business segment’s Midstream region and $93 million from our CO2 business segment’s oil and gas producing activities (both primarily related to the February 2021 winter storm, and therefore largely nonrecurring) partially offset by lower income tax expense and higher earnings from our Products Pipelines business segment.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income attributable to Kinder Morgan, Inc. (GAAP)	$667	$1,409
Total Certain Items	65	(35)
Adjusted Earnings(a)	732	1,374
DD&A and amortization of excess cost of equity investments for DCF(b)	623	638
Income tax expense for DCF(a)(b)	235	419
Cash taxes(b)	(1)	1
Sustaining capital expenditures(b)	(125)	(107)
Other items(c)	(9)	4
DCF	$1,455	$2,329

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended March 31,
	2022	2021
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,297	$2,094
Products Pipelines	299	263
Terminals	238	227
CO2	208	291
Adjusted Segment EBDA(a)	2,042	2,875
General and administrative and corporate charges(a)	(145)	(148)
Joint venture DD&A and income tax expense(a)(b)	87	103
Net income attributable to noncontrolling interests(a)	(17)	(16)
Adjusted EBITDA	1,967	2,814
Interest, net(a)	(377)	(383)
Cash taxes(b)	(1)	1
Sustaining capital expenditures(b)	(125)	(107)
Other items(c)	(9)	4
DCF	$1,455	$2,329

Adjusted Earnings per share	$0.32	$0.60
Weighted average shares outstanding for dividends(d)	2,280	2,277
DCF per share	$0.64	$1.02
Declared dividends per share	$0.2775	$0.27
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
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021
	(In millions)
Net income attributable to Kinder Morgan, Inc. (GAAP)	$667	$1,409
Certain Items:
Fair value amortization	(4)	(4)
Legal, environmental and taxes other than income tax reserves	—	84
Change in fair value of derivative contracts(a)	82	14
Gain on divestitures, impairments and other write-downs, net(b)	—	(89)
Income tax Certain Items	(20)	(40)
Other	7	—
Total Certain Items(c)	65	(35)
DD&A and amortization of excess cost of equity investments	557	563
Income tax expense(d)	214	391
Joint venture DD&A and income tax expense(d)(e)	87	103
Interest, net(d)	377	383
Adjusted EBITDA	$1,967	$2,814
(a)Gains or losses are reflected in our DCF when realized.
(b)2021 amount includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings LLC, offset partially by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, reported within “Other, net” and “Earnings from equity investments,” respectively, on the accompanying consolidated statement of income.
(c)2022 and 2021 amounts include $5 million and $117 million, respectively, reported within “Earnings from equity investments” on our consolidated statements of income.
(d)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(e)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended March 31,
	2022	2021
	(In millions)
DD&A (GAAP)	$538	$541
Amortization of excess cost of equity investments (GAAP)	19	22
DD&A and amortization of excess cost of equity investments	557	563
Joint venture DD&A	66	75
DD&A and amortization of excess cost of equity investments for DCF	$623	$638

Income tax expense (GAAP)	$194	$351
Certain Items	20	40
Income tax expense(a)	214	391
Unconsolidated joint venture income tax expense(a)(b)	21	28
Income tax expense for DCF(a)	$235	$419

Additional joint venture information
Unconsolidated joint venture DD&A	$77	$86
Less: Consolidated joint venture partners’ DD&A	11	11
Joint venture DD&A	66	75
Unconsolidated joint venture income tax expense(a)(b)	21	28
Joint venture DD&A and income tax expense(a)	$87	$103

Unconsolidated joint venture cash taxes(b)	$—	$—

Unconsolidated joint venture sustaining capital expenditures	$(12)	$(20)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(1)
Joint venture sustaining capital expenditures	$(10)	$(19)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2022	2021
	(In millions, except operating statistics)
Revenues	$2,813	$4,125
Operating expenses	(1,784)	(2,270)
Other income	1	1
Earnings from equity investments	154	41
Other, net	—	206
Segment EBDA	1,184	2,103
Certain Items(a)	113	(9)
Adjusted Segment EBDA	$1,297	$2,094

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(797)

Volumetric data(b)
Transport volumes (BBtu/d)	39,731	38,850
Sales volumes (BBtu/d)	2,515	2,260
Gathering volumes (BBtu/d)	2,817	2,509
NGLs (MBbl/d)	32	30
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $113 million and $(9) million for 2022 and 2021, respectively. 2022 amount includes a decrease in revenues of $14 million and an increase in costs of sales of $87 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales and purchases. 2021 amount includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings partially offset by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a litigation reserve.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included and volumes for assets sold are excluded for all periods presented.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

	Adjusted Segment EBDA
	2022	2021	increase/(decrease)
Midstream	$384	$1,218	$(834)
West	261	286	(25)
East	652	590	62
Total Natural Gas Pipelines	$1,297	$2,094	$(797)

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:
•$834 million (68%) decrease in Midstream was primarily due to lower commodity prices, primarily as a result of the February 2021 winter storm, driving lower sales margins resulting in decreases of $869 million on our Texas intrastate natural gas pipeline operations and $88 million on our South Texas assets. These decreases were partially offset by higher earnings on our Oklahoma assets from lower commodity prices on certain purchase contracts as a result of the February 2021 winter storm and higher volumes on Kinderhawk Field Services LLC. Overall Midstream’s revenues decreased primarily due to lower commodity prices, primarily as a result of the February 2021 winter storm, which was partially offset by corresponding decrease in costs of sales; and
•$25 million (9%) decrease in the West Region was primarily due to lower earnings from EPNG driven by lower fee and park and loan revenues; and lower earnings from Colorado Interstate Gas Company, L.L.C. driven by lower revenues due to contract expirations; partially offset by,
•$62 million (11%) increase in the East Region was primarily due to (i) our July 2021 acquisition of the Stagecoach assets; and (ii) higher earnings from TGP primarily due to increases in transportation revenues as a result of new customer contracts partially offset by lower revenues as a result of the February 2021 winter storm.

Products Pipelines

	Three Months Ended March 31,
	2022	2021
	(In millions, except operating statistics)
Revenues	$766	$453
Operating expenses	(497)	(219)
Gain on divestitures and impairments, net	12	—
Earnings from equity investments	18	14
Segment EBDA	299	248
Certain Items(a)	—	15
Adjusted Segment EBDA	$299	$263

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$36

Volumetric data(b)
Gasoline(c)	940	892
Diesel fuel	369	379
Jet fuel	242	175
Total refined product volumes	1,551	1,446
Crude and condensate	486	507
Total delivery volumes (MBbl/d)	2,037	1,953
Certain Items affecting Segment EBDA
(a)Includes Certain Item amount of $15 million in 2021 as an increase in expense related to an environmental reserve adjustment.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

	Adjusted Segment EBDA
	2022	2021	increase/(decrease)
West Coast Refined Products	$137	$110	$27
Southeast Refined Products	73	65	8
Crude and Condensate	89	88	1
Total Products Pipelines	$299	$263	$36

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:
•$27 million (25%) increase in West Coast Refined Products was primarily due to (i) increased earnings on Calnev Pipe Line LLC (Calnev), Pacific operations (SFPP) and West Coast terminals driven by higher revenues resulting from higher volumes; and (ii) a gain on sale of land at Calnev;
•$8 million (12%) increase in Southeast Refined Products was primarily due to higher earnings at our Transmix processing operations primarily due to higher prices and volumes; and

•Crude and Condensate had higher revenues of $223 million, with corresponding increases in cost of sales, resulting from increased marketing activities.

Terminals

	Three Months Ended March 31,
	2022	2021
	(In millions, except operating statistics)
Revenues	$430	$420
Operating expenses	(199)	(197)
(Loss) gain on divestitures and impairments, net	(3)	1
Other income	4	—
Earnings from equity investments	4	3
Other, net	2	—
Segment EBDA	238	227
Certain Items	—	—
Adjusted Segment EBDA	$238	$227

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$11

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.9	79.0
Liquids utilization %(b)	92.3%	95.1%
Bulk transload tonnage (MMtons)	13.0	10.9
Other
(a)Volumes for acquired pipelines are included for all periods. Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to tankage capacity available for service.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 versus Three Months Ended March 31 2021

	Adjusted Segment EBDA
	2022	2021	increase/(decrease)
Gulf Central	$32	$19	$13
Mid Atlantic	21	16	$5
Marine operations	38	42	$(4)
Northeast	22	26	$(4)
All others (including intrasegment eliminations)	125	124	$1
Total Terminals	$238	$227	$11

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:
•$13 million (68%) increase in the Gulf Central terminals was primarily due to higher revenues resulting from contractual rate escalations and higher volumes for petroleum coke handling activities, owing largely to refinery outages in the 2021 period associated with the February 2021 winter storm, higher revenues due to increased coal volumes and lower property tax expense at Battleground Oil Specialty Terminal Company LLC in 2021; and
•$5 million (31%) increase in the Mid Atlantic terminals was primarily due to higher handling rates and coal volumes at our Pier IX facility; partially offset by,
•$4 million (10%) decrease in Marine operations was primarily due to lower average charter rates partially offset by higher fleet utilization; and
•$4 million (15%) decrease in the Northeast terminals was primarily driven by decreased revenues associated with lower utilization and rates on re-contracted tank positions at our Carteret and Perth Amboy facilities.

CO2

	Three Months Ended March 31,
	2022	2021
	(In millions, except operating statistics)
Revenues	$305	$229
Operating expenses	(125)	49
Earnings from equity investments	11	8
Segment EBDA	192	286
Certain Items(a)	16	5
Adjusted Segment EBDA	$208	$291

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(83)

Volumetric data
SACROC oil production	19.3	19.4
Yates oil production	6.8	6.1
Katz and Goldsmith oil production	1.9	2.6
Tall Cotton oil production	1.0	0.9
Total oil production, net (MBbl/d)(b)	29.0	29.0
NGL sales volumes, net (MBbl/d)(b)	9.4	8.8
CO2 sales volumes, net (Bcf/d)	0.4	0.4
Realized weighted average oil price ($ per Bbl)	$66.90	$51.05
Realized weighted average NGL price ($ per Bbl)	$43.68	$20.14
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $16 million and $5 million decreasing revenue in 2022 and 2021, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

	Adjusted Segment EBDA
	2022	2021	increase/(decrease)
Oil and Gas Producing activities	$142	$235	(93)
Source and Transportation activities	62	56	6
Subtotal	204	291	(87)
Energy Transition Ventures	4	—	4
Total CO2	$208	$291	$(83)

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three-month periods ended March 31, 2022 and 2021:
•$93 million (40%) decrease in Oil and Gas Producing activities was primarily due to higher operating expenses of $153 million driven by the benefit realized in the 2021 period from returning power to the grid by curtailing oil production during the February 2021 winter storm partially offset by higher realized crude oil and NGL prices which increased revenues by $60 million; and
•$6 million (11%) increase in Source and Transportation activities primarily due to increase in revenues related to higher CO2 sales prices.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2022.

	Remaining 2022	2023	2024	2025	2026
Crude Oil(a)
Price ($ per Bbl)	$61.32	$58.92	$58.07	$58.84	$64.98
Volume (MBbl/d)	25.13	17.80	11.20	6.65	1.60
NGLs
Price ($ per Bbl)	$54.07	$75.61
Volume (MBbl/d)	4.56	0.45
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.53
Volume (MBbl/d)	23.65
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended March 31,		Earnings increase/(decrease)
	2022	2021
	(In millions, except percentages)
DD&A (GAAP)	$(538)	$(541)	$3	1%

General and administrative (GAAP)	$(156)	$(156)	$—	—%
Corporate benefit	11	8	3	38%
Certain Items	—	—	—	—%
General and administrative and corporate charges(a)	$(145)	$(148)	$3	2%

Interest, net (GAAP)	$(333)	$(377)	$44	12%
Certain Items(b)	(44)	(6)	(38)	(633)%
Interest, net(a)	$(377)	$(383)	$6	2%

Net income attributable to noncontrolling interests (GAAP)	$(17)	$(16)	$(1)	(6)%
Certain Items(c)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(17)	$(16)	$(1)	(6)%
Certain items
(a)Amounts are adjusted for Certain Items.
(b)2022 and 2021 amounts include decreases in interest expense of $40 million and $2 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt, primarily related to our floating-to-fixed

LIBOR interest rate swaps which are not designated as accounting hedges, and decreases of $4 million in each period related to non-cash debt fair value adjustments associated with acquisitions.
(c)2022 and 2021 amounts include none and less than $1 million, respectively, of noncontrolling interests associated with Certain Items.

General and administrative expenses and corporate charges adjusted for Certain Items decreased $3 million in 2022 when compared to 2021 primarily due to higher capitalized costs of $9 million reflecting higher capital spending and $5 million of lower environmental expenses partially offset by $5 million of higher employee labor and travel costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items decreased $6 million in 2022 when compared to 2021 primarily due to lower long-term average interest rates and long-term debt balances, partially offset by higher LIBOR rates.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2022 and December 31, 2021, approximately 8% and 21%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax expense for the three months ended March 31, 2022 was approximately $194 million as compared with tax expense of $351 million for the same period of 2021. The $157 million decrease in tax expense is due primarily to higher pre-tax book income in the 2021 period, partially offset by the release of a valuation allowance related to our investment in NGPL Holdings in 2021.

Liquidity and Capital Resources

General

As of March 31, 2022, we had $84 million of “Cash and cash equivalents,” a decrease of $1,056 million from December 31, 2021. Additionally, as of March 31, 2022, we had borrowing capacity of approximately $3.6 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,084 million and $1,873 million in the first three months of 2022 and 2021, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt.

Our board of directors declared a quarterly dividend of $0.2775 per share for the first quarter of 2022, a 3% increase over the dividend declared for the previous quarter. We expect to fully fund our dividend payments as well as our discretionary spending for 2022 without funding from the capital markets.

On February 23, 2022, EPNG issued in a private offering $300 million aggregate principal amount of 3.50% senior notes due 2032 and received net proceeds of $298 million after discount and issuance costs.

During the first quarter, upon maturity, we repaid EPNG’s 8.625% senior notes, our 4.15% corporate senior notes, and the 1.50% series of our Euro denominated debt.

Short-term Liquidity

As of March 31, 2022, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of credit facilities and associated commercial paper program. The loan commitments under our credit facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our credit facilities and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of March 31, 2022, our $3,324 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2021 was $2,646 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,417 million and $1,992 million as of March 31, 2022 and December 31, 2021, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $1,425 million unfavorable change from year-end 2021 was primarily due to (i) a $1,056 million decrease in cash and cash equivalents which includes $1,190 million related to repayments of senior notes that matured in the first quarter of 2022 using cash on hand; (ii) net unfavorable short-term fair value adjustments on derivative contracts of $430 million; (iii) a $387 million increase in senior notes that mature in the next twelve months; and (iv) a $290 million increase in commercial paper borrowings; partially offset by (i) a $257 million increase in restricted deposits related to our derivative activity; (ii) a $202 million decrease in accrued interest; (iii) a combined $105 million favorable change in our accounts receivables and payables; and (iv) a $68 million decrease in accrued contingencies. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. We also distinguish between capital expenditures that are maintenance/sustaining capital expenditures and those that are expansion capital expenditures (which we also refer to as discretionary capital expenditures). Expansion capital expenditures are those expenditures which increase throughput or capacity from that which existed immediately prior to the addition or improvement, and are not deducted in calculating DCF (see “—Results of Operations—Overview—Non-GAAP Financial Measures—DCF”). With respect to our oil and gas producing activities, we classify a capital expenditure as an expansion capital expenditure if it is expected to increase capacity or throughput (i.e., production capacity) from the capacity or throughput immediately prior to the making or acquisition of such additions or improvements. Maintenance capital expenditures are those which maintain throughput or capacity. The distinction between maintenance and expansion capital expenditures is a physical determination rather than an economic one, irrespective of the amount by which the throughput or capacity is increased.

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

Our capital expenditures for the three months ended March 31, 2022, and the amount we expect to spend for the remainder of 2022 to sustain our assets and grow our business are as follows:

	Three Months Ended March 31, 2022	2022 Remaining	Total 2022
	(In millions)
Sustaining capital expenditures(a)(b)	$125	$784	$909
Discretionary capital investments(b)(c)(d)	206	1,257	1,463
(a)Three months ended March 31, 2022, 2022 Remaining, and Total 2022 amounts include $10 million, $112 million, and $122 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “Non-GAAP Financial Measures—Supplemental Information.”
(b)Three months ended March 31, 2022 amount excludes $101 million due to decreases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Three months ended March 31, 2022 amount includes $15 million of our contributions to certain unconsolidated joint ventures for capital investments.
(d)Amounts include our actual or estimated contributions to unconsolidated joint ventures, net of actual or estimated contributions from certain partners in non-wholly owned consolidated subsidiaries for capital investments.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2021 in our 2021 Form 10-K.

Commitments for the purchase of property, plant and equipment as of March 31, 2022 and December 31, 2021 were $283 million and $209 million, respectively. The increase of $74 million was primarily driven by capital commitments related to our Natural Gas Pipelines and Products Pipelines business segments.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $789 million in the three months ended March 31, 2022 compared to the respective 2021 period primarily due to:

•an $840 million decrease in net income resulting from the benefit recognized in the 2021 period for largely nonrecurring earnings related to the February 2021 winter storm (see discussion above in “—Results of Operations”); partially offset by,
•a combined $83 million net impact of the certain non-cash items consisting of a $206 million gain from the sale of a partial interest in our equity investment in NGPL Holdings LLC, partially offset by a $117 million write-down of a related party note receivable from Ruby, both in the 2021 period, and a $6 million increase in gains on divestitures and impairments, net in the 2022 period over the 2021 period. See Note 2 “Investments” to our consolidated financial statements for further information regarding the sale of an interest in NGPL Holdings LLC and write-down of note receivable from Ruby.

Investing Activities

Cash used in investing activities increased $501 million for the three months ended March 31, 2022 compared to the respective 2021 period primarily attributable to:

•a $413 million decrease in cash due to $413 million of net proceeds received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period; and
•a $140 million increase in capital expenditures reflecting an overall increase of expansion capital projects in the 2022 period over the comparative 2021 period; partially offset by,
•a combined $43 million increase in cash in distributions received from equity investments in excess of cumulative earnings and lower contributions to equity investees in the 2022 period compared with the 2021 period.

Financing Activities

Cash used in financing activities decreased $277 million for the three months ended March 31, 2022 compared to the respective 2021 period primarily attributable to:

•a $299 million net decrease in cash used related to debt activity as a result of lower net debt payments in the 2022 period compared to the 2021 period.

Dividends

We expect to declare dividends of $1.11 per share on our stock for 2022. The table below reflects our 2022 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2022	$0.2775	April 20, 2022	May 2, 2022	May 16, 2022

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2021 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2022.”

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

Excluding fair value adjustments, as of March 31, 2022 and December 31, 2021, the Obligated Group had $30,695 million and $31,608 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2022	December 31, 2021
	(In millions)
Current assets	$2,752	$3,556
Current assets - affiliates	1,266	1,233
Noncurrent assets	61,294	61,754
Noncurrent assets - affiliates	508	508
Total Assets	$65,820	$67,051

Current liabilities	$6,111	$5,413
Current liabilities - affiliates	1,399	1,332
Noncurrent liabilities	30,595	32,310
Noncurrent liabilities - affiliates	1,012	1,047
Total Liabilities	39,117	40,102

Kinder Morgan, Inc.’s stockholders’ equity	26,703	26,949
Total Liabilities and Stockholders’ Equity	$65,820	$67,051

Summarized Combined Income Statement Information	Three Months Ended March 31, 2022
(In millions)
Revenues	$3,977
Operating income	906
Net income	568

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2021, in Item 7A in our 2021 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2021 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Shares

Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
January 1 to January 31, 2022	—	$—	—	$1,424,909,386
February 1 to February 28, 2022	—	—	—	1,424,909,386
March 1 to March 31, 2022	31,283	16.96	31,283	1,424,378,799
Total	31,283	$16.96	31,283	$1,424,378,799
(a)On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. After repurchase, the shares are canceled and no longer outstanding.
(b)Amount excludes any commission or other costs to repurchase shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for at one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended March 31, 2022.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2022.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the three months ended March 31, 2022 and 2021; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021; (iii) our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 22, 2022	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)