Form 10-Q
period 2022-06-30
KINDER MORGAN, INC.
filed 2022-07-22
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 21, 2022, the registrant had 2,253,000,833 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	FERC	=	Federal Energy Regulatory Commission
Bbl	=	barrels	GAAP	=	U.S. Generally Accepted Accounting Principles
BBtu	=	billion British Thermal Units	LLC	=	limited liability company
Bcf	=	billion cubic feet	LIBOR	=	London Interbank Offered Rate
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl	=	thousand barrels
			MMBbl	=	million barrels
CO2	=	carbon dioxide or our CO2 business segment	MMtons	=	million tons
DCF	=	distributable cash flow	NGL	=	natural gas liquids
DD&A	=	depreciation, depletion and amortization	NYMEX	=	New York Mercantile Exchange
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	OTC	=	over-the-counter
			PHMSA	=	Pipeline and Hazardous Materials Safety Administration
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	ROU	=	Right-of-Use
			U.S.	=	United States of America
EPA	=	U.S. Environmental Protection Agency	WTI	=	West Texas Intermediate
FASB	=	Financial Accounting Standards Board

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Services	$2,011	$1,889	$4,061	$3,806
Commodity sales	3,100	1,246	5,308	4,475
Other	40	15	75	80
Total Revenues	5,151	3,150	9,444	8,361
Operating Costs, Expenses and Other
Costs of sales	2,683	936	4,577	2,945
Operations and maintenance	663	582	1,248	1,096
Depreciation, depletion and amortization	543	528	1,081	1,069
General and administrative	152	160	308	316
Taxes, other than income taxes	116	108	227	218
(Gain) loss on divestitures and impairments, net	(11)	1,602	(21)	1,598
Other income, net	(1)	(2)	(6)	(3)
Total Operating Costs, Expenses and Other	4,145	3,914	7,414	7,239
Operating Income (Loss)	1,006	(764)	2,030	1,122
Other Income (Expense)
Earnings from equity investments	182	157	369	223
Amortization of excess cost of equity investments	(19)	(13)	(38)	(35)
Interest, net	(355)	(377)	(688)	(754)
Other, net (Note 2)	23	20	42	243
Total Other Expense	(169)	(213)	(315)	(323)
Income (Loss) Before Income Taxes	837	(977)	1,715	799
Income Tax (Expense) Benefit	(184)	237	(378)	(114)
Net Income (Loss)	653	(740)	1,337	685
Net Income Attributable to Noncontrolling Interests	(18)	(17)	(35)	(33)
Net Income (Loss) Attributable to Kinder Morgan, Inc.	$635	$(757)	$1,302	$652

Class P Common Stock
Basic and Diluted Earnings (Loss) Per Share	$0.28	$(0.34)	$0.57	$0.29
Basic and Diluted Weighted Average Shares Outstanding	2,265	2,265	2,266	2,264
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$653	$(740)	$1,337	$685
Other comprehensive income (loss), net of tax
Net unrealized loss from derivative instruments (net of taxes of $24, $47, $149 and $94, respectively)	(78)	(157)	(489)	(313)
Reclassification into earnings of net derivative instruments loss to net income (net of taxes of $(48), $(9), $(89), and $(27), respectively)	157	30	292	89
Benefit plan adjustments (net of taxes of $(1), $(1), $(5) and $(5), respectively)	3	5	16	22
Total other comprehensive income (loss)	82	(122)	(181)	(202)
Comprehensive income (loss)	735	(862)	1,156	483
Comprehensive income attributable to noncontrolling interests	(18)	(17)	(35)	(33)
Comprehensive income (loss) attributable to KMI	$717	$(879)	$1,121	$450
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$100	$1,140
Restricted deposits	317	7
Accounts receivable	2,063	1,611
Fair value of derivative contracts	141	220
Inventories	690	562
Other current assets	297	289
Total current assets	3,608	3,829
Property, plant and equipment, net	35,530	35,653
Investments	7,470	7,578
Goodwill	19,914	19,914
Other intangibles, net	1,557	1,678
Deferred income taxes	—	115
Deferred charges and other assets	1,311	1,649
Total Assets	$69,390	$70,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,970	$2,646
Accounts payable	1,691	1,259
Accrued interest	442	504
Accrued taxes	217	270
Fair value of derivative contracts	521	178
Other current liabilities	1,051	964
Total current liabilities	6,892	5,821
Long-term liabilities and deferred credits
Long-term debt
Outstanding	28,140	29,772
Debt fair value adjustments	412	902
Total long-term debt	28,552	30,674
Deferred income taxes	196	—
Other long-term liabilities and deferred credits	2,125	2,000
Total long-term liabilities and deferred credits	30,873	32,674
Total Liabilities	37,765	38,495
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,257,464,962 and 2,267,391,527 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,654	41,806
Accumulated deficit	(10,540)	(10,595)
Accumulated other comprehensive loss	(592)	(411)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,545	30,823
Noncontrolling interests	1,080	1,098
Total Stockholders’ Equity	31,625	31,921
Total Liabilities and Stockholders’ Equity	$69,390	$70,416
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$1,337	$685
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,081	1,069
Deferred income taxes	369	105
Amortization of excess cost of equity investments	38	35
Change in fair market value of derivative contracts	51	40
(Gain) loss on divestitures and impairments, net	(21)	1,598
Gain on sale of interest in equity investment (Note 2)	—	(206)
Earnings from equity investments	(369)	(223)
Distributions from equity investment earnings	348	346
Changes in components of working capital
Accounts receivable	(414)	(130)
Inventories	(108)	(51)
Other current assets	(39)	(31)
Accounts payable	499	145
Accrued interest, net of interest rate swaps	(53)	(42)
Accrued taxes	(53)	(51)
Other current liabilities	86	195
Rate reparations, refunds and other litigation reserve adjustments	(53)	(102)
Other, net	(51)	(71)
Net Cash Provided by Operating Activities	2,648	3,311
Cash Flows From Investing Activities
Capital expenditures	(779)	(545)
Proceeds from sales of investments	4	413
Contributions to investments	(20)	(26)
Distributions from equity investments in excess of cumulative earnings	104	48
Other, net	19	(1)
Net Cash Used in Investing Activities	(672)	(111)
Cash Flows From Financing Activities
Issuances of debt	4,622	3,110
Payments of debt	(5,848)	(4,273)
Debt issue costs	(7)	(12)
Dividends	(1,247)	(1,212)
Repurchases of shares	(173)	—
Contributions from noncontrolling interests	—	3
Distributions to investment partner	—	(45)
Distributions to noncontrolling interests	(53)	(8)
Other, net	—	(3)
Net Cash Used in Financing Activities	(2,706)	(2,440)
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(730)	760
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$417	$1,969

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	Six Months Ended June 30,
	2022	2021
Cash and Cash Equivalents, beginning of period	$1,140	$1,184
Restricted Deposits, beginning of period	7	25
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209
Cash and Cash Equivalents, end of period	100	1,365
Restricted Deposits, end of period	317	604
Cash, Cash Equivalents, and Restricted Deposits, end of period	417	1,969
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(730)	$760

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$(8)	$28
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	792	807
Cash paid during the period for income taxes, net	10	8
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests
	Issued shares	Par value						Total
Balance at March 31, 2022	2,267	$23	$41,813	$(10,544)	$(674)	$30,618	$1,089	$31,707
Repurchases of shares	(10)		(172)			(172)		(172)
Restricted shares			13			13		13
Net income				635		635	18	653
Distributions						—	(27)	(27)
Dividends				(631)		(631)		(631)
Other comprehensive income					82	82		82
Balance at June 30, 2022	2,257	$23	$41,654	$(10,540)	$(592)	$30,545	$1,080	$31,625

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests
	Issued shares	Par value						Total
Balance at March 31, 2021	2,264	$23	$41,775	$(9,124)	$(487)	$32,187	$416	$32,603
Restricted shares	1		18			18		18
Net (loss) income				(757)		(757)	17	(740)
Distributions						—	(5)	(5)
Contributions						—	1	1
Dividends				(615)		(615)		(615)
Other comprehensive loss					(122)	(122)		(122)
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests
	Issued shares	Par value						Total
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 4)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares	(10)		(173)			(173)		(173)
EP Trust I Preferred security conversions			1			1		1
Restricted shares			31			31		31
Net income				1,302		1,302	35	1,337
Distributions						—	(53)	(53)
Dividends				(1,247)		(1,247)		(1,247)
Other comprehensive loss					(181)	(181)		(181)
Balance at June 30, 2022	2,257	$23	$41,654	$(10,540)	$(592)	$30,545	$1,080	$31,625

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests
	Issued shares	Par value						Total
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares	1		37			37		37
Net income				652		652	33	685
Distributions						—	(8)	(8)
Contributions						—	3	3
Dividends				(1,212)		(1,212)		(1,212)
Other						—	(1)	(1)
Other comprehensive loss					(202)	(202)		(202)
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines, 141 terminals, and 700 billion cubic feet of working natural gas storage capacity. Our pipelines transport natural gas, refined petroleum products, renewable fuels, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, renewable fuel feedstocks, chemicals, ethanol, metals and petroleum coke.

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

Mas CanAm, LLC Acquisition

On July 19, 2022, we completed an acquisition of three landfill assets from Mas CanAm, LLC, comprising a renewable natural gas facility in Arlington, Texas and medium Btu facilities in Shreveport, Louisiana and Victoria, Texas for approximately $358 million including a preliminary purchase price adjustment for working capital.

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For our May 31, 2022 evaluation, we grouped our businesses into seven reporting units as follows: (i) Products Pipelines (excluding associated terminals); (ii) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (iii) Natural Gas Pipelines Regulated; (iv) Natural Gas Pipelines Non-Regulated; (v) CO2; (vi) Terminals and (vii) Energy Transition Ventures.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates using market approach valuation methodologies, which include assumptions primarily involving management’s significant judgments and estimates with respect to market multiples, comparable sales transactions, general economic conditions and the related demand for products handled or transported by our assets. Changes to any one or a combination of these factors would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

The results of our May 31, 2022 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded the carrying value.

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

The following table sets forth the allocation of net income (loss) available to shareholders of Class P common stock and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net Income (Loss) Available to Stockholders	$635	$(757)	$1,302	$652
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(2)	(3)	(6)	(6)
Net Income (Loss) Allocated to Class P Stockholders	$633	$(760)	$1,296	$646

Basic Weighted Average Shares Outstanding	2,265	2,265	2,266	2,264
Basic Earnings (Loss) Per Share	$0.28	$(0.34)	$0.57	$0.29
(a)As of June 30, 2022, there were 12 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and accordingly are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions on a weighted average basis)
Unvested restricted stock awards	12	12	13	12
Convertible trust preferred securities	3	3	3	3

2. Losses and Gains on Impairments, Divestitures and Other Write-downs

Long-lived Asset Impairment

During the second quarter of 2021, we evaluated our South Texas gathering and processing assets within our Natural Gas Pipeline business segment for impairment, which was driven by lower expectations regarding the volumes and rates associated with the re-contracting of contracts expiring through 2024. We utilized an income approach to estimate fair value and compared it to the carrying value. The significant assumptions made in calculating fair value include estimates of future cash flows and discount rates, a Level 3 input. As a result of our evaluation, we recognized a non-cash, long-lived asset impairment of $1,600 million during the six months ended June 30, 2021.

Investment in Ruby

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, which is included within “Earnings from equity investments” on our accompanying consolidated statement of operations for the six months ended June 30, 2021. The write-down was driven by the impairment recognized by Ruby of its assets.

Ruby Chapter 11 Bankruptcy Filing

The balance of Ruby Pipeline, L.L.C.’s 2022 unsecured notes matured on April 1, 2022 in the principal amount of $475 million. Although Ruby has sufficient liquidity to operate its business, it lacked sufficient liquidity to satisfy its obligations under the 2022 unsecured notes on the maturity date of April 1, 2022. Accordingly, on March 31, 2022, Ruby filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Ruby, as the debtor, will continue to operate in the ordinary course as a debtor in possession under the jurisdiction of the United States Bankruptcy Court. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021. We had no amounts included in our “Investments” on our accompanying consolidated balance sheets associated with Ruby as of June 30, 2022 or December 31, 2021.

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $413 million for our proportionate share of the interests sold. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” on our accompanying consolidated statement of operations for the six months ended June 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2022	December 31, 2021
	(In millions, unless otherwise stated)
Current portion of debt

$3.5 billion credit facility due August 20, 2026	$—	$—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes(a)	936	—
Current portion of senior notes
8.625%, due January 2022(b)	—	260
4.15%, due March 2022(b)	—	375
1.50%, due March 2022(b)(c)	—	853
3.95% due September 2022(d)	—	1,000
3.15% due January 2023	1,000	—
Floating rate, due January 2023(e)	250	—
3.45% due February 2023	625	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	48	47
Total current portion of debt	2,970	2,646

Long-term debt (excluding current portion)
Senior notes	27,477	29,097
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	339	348
Trust I preferred securities, 4.75%, due March 2028	109	110
Other	215	217
Total long-term debt	28,140	29,772
Total debt(f)	$31,110	$32,418
(a)Weighted average interest rate on borrowings outstanding as of June 30, 2022 was 1.90%.
(b)We repaid the principal amount of these senior notes during the first quarter of 2022.
(c)Consists of senior notes denominated in Euros that have been converted to U.S. dollars. The December 31, 2021 balance is reported above at the exchange rate of 1.1370 U.S. dollars per Euro. As of December 31, 2021, the cumulative change in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase to our debt balance of $38 million related to these notes, which was offset by a corresponding change in the value of cross-currency swaps reflected in “Current Assets—Fair value of derivative contracts” and “Current Liabilities—Fair value of derivative contracts” on our accompanying consolidated balance sheet. At the time of issuance, we entered into foreign currency contracts associated with these senior notes, effectively converting these Euro-denominated senior notes to U.S. dollars (see Note 5 “Risk Management—Foreign Currency Risk Management”).
(d)We repaid the principal amount of these senior notes on June 1, 2022.

(e)These senior notes have an associated floating-to-fixed interest rate swap agreement which is designated as a cash flow hedge (see Note 5 “Risk Management—Interest Rate Risk Management”).
(f)Excludes our “Debt fair value adjustments” which, as of June 30, 2022 and December 31, 2021, increased our total debt balances by $412 million and $902 million, respectively.

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

Credit Facilities and Restrictive Covenants

As of June 30, 2022, we had no borrowings outstanding under our credit facilities, $936 million in borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of June 30, 2022 was $3.0 billion. As of June 30, 2022, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2022		December 31, 2021
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,522	$30,376	$33,320	$37,775
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $203 million and $218 million as of June 30, 2022 and December 31, 2021, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2022 and December 31, 2021.

4. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. During the six months ended June 30, 2022, we repurchased approximately 10 million of our shares for $173 million at an average price of $17.37 per share. Subsequent to June 30, 2022 and through July 21, 2022, we repurchased 6 million of our shares for $102 million at an average price of $16.63 per share, and since December 2017, in total, we have repurchased 49 million of our shares under the program at an average price of $17.50 per share for $850 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Per share cash dividend declared for the period	$0.2775	$0.27	$0.555	$0.54
Per share cash dividend paid in the period	0.2775	0.27	0.5475	0.5325

On July 20, 2022, our board of directors declared a cash dividend of $0.2775 per share for the quarterly period ended June 30, 2022, which is payable on August 15, 2022 to shareholders of record as of the close of business on August 1, 2022.

Adoption of Accounting Pronouncement

On January 1, 2022, we adopted Accounting Standards Update (ASU) No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $14 million to unwind the remaining unamortized debt discount within “Debt fair value adjustments” on our consolidated balance sheet and an adjustment of $11 million to unwind the balance of the conversion feature classified in “Additional paid in capital” on our consolidated statement of stockholders’ equity for the six months ended June 30, 2022.

Accumulated Other Comprehensive Loss

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Loss

Cumulative revenues, expenses, gains and losses that under GAAP are included within our comprehensive income but excluded from our earnings are reported as “Accumulated other comprehensive loss” within “Stockholders’ Equity” on our consolidated balance sheets. Changes in the components of our “Accumulated other comprehensive loss” not including non-controlling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(489)	16	(473)
Loss reclassified from accumulated other comprehensive loss	292	—	292
Net current-period change in accumulated other comprehensive (loss) income	(197)	16	(181)
Balance as of June 30, 2022	$(369)	$(223)	$(592)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(313)	22	(291)
Loss reclassified from accumulated other comprehensive loss	89	—	89
Net current-period change in accumulated other comprehensive (loss) income	(224)	22	(202)
Balance as of June 30, 2021	$(237)	$(372)	$(609)

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

Energy Commodity Price Risk Management

As of June 30, 2022, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(19.0)	MMBbl
Crude oil basis	(5.2)	MMBbl
Natural gas fixed price	(55.9)	Bcf
Natural gas basis	(45.0)	Bcf
NGL fixed price	(0.8)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.1)	MMBbl
Crude oil basis	(6.6)	MMBbl
Natural gas fixed price	(9.3)	Bcf
Natural gas basis	(22.5)	Bcf
Natural gas options	(0.4)	Bcf
NGL fixed price	(1.1)	MMBbl

As of June 30, 2022, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2026.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$6,750	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	5,100	Mark-to-Market	December 2022
(a)The principal amount of hedged senior notes consisted of $100 million included in “Current portion of debt” and $6,650 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the three and six months ended June 30, 2022, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 10 “Recent Accounting Pronouncements” for further information on Topic 848.

During the six months ended June 30, 2022, we entered into fixed-to-variable interest rate swap agreements with a combined notional principal amount of $400 million. These agreements were designated as accounting hedges and convert a portion of our fixed rate debt to variable rates through February 2032.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	$58	$61	$(357)	$(141)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	3	(193)	(94)
Subtotal		62	64	(550)	(235)
Interest rate contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	6	101	(38)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	59	284	(132)	(15)
Subtotal		65	385	(170)	(18)
Foreign currency contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	—	35	(9)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	6	(27)	—
Subtotal		—	41	(36)	(3)
Total		127	490	(756)	(256)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	18	11	(117)	(31)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	11	1	(42)	(6)
Subtotal		29	12	(159)	(37)
Interest rate contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	59	12	—	—
Total		88	24	(159)	(37)
Total derivatives		$215	$514	$(915)	$(293)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(b)	Net amount
	(In millions)
As of June 30, 2022
Energy commodity derivative contracts(a)	$52	$39	$—	$91	$(90)	$—	$1
Interest rate contracts	—	124	—	124	—	—	124
As of December 31, 2021
Energy commodity derivative contracts(a)	$56	$20	$—	$76	$(53)	$(20)	$3
Interest rate contracts	—	397	—	397	(9)	—	388
Foreign currency contracts	—	41	—	41	(3)	—	38

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(b)	Net amount
	(In millions)
As of June 30, 2022
Energy commodity derivative contracts(a)	$(96)	$(613)	$—	$(709)	$90	$125	$(494)
Interest rate contracts	—	(170)	—	(170)	—	—	(170)
Foreign currency contracts	—	(36)	—	(36)	—	—	(36)
As of December 31, 2021
Energy commodity derivative contracts(a)	$(15)	$(257)	$—	$(272)	$53	$—	$(219)
Interest rate contracts	—	(18)	—	(18)	9	—	(9)
Foreign currency contracts	—	(3)	—	(3)	3	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of operations and comprehensive income (loss):

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(In millions)
Interest rate contracts	Interest, net	$(160)	$28	$(476)	$(189)

Hedged fixed rate debt(a)	Interest, net	$162	$(28)	$482	$190
(a)As of June 30, 2022, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $106 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended June 30,			Three Months Ended June 30,
	2022	2021		2022	2021
	(In millions)			(In millions)
Energy commodity derivative contracts	$(70)	$(215)	Revenues—Commodity sales	$(185)	$(53)
			Costs of sales	7	(2)
Interest rate contracts	3	1	Earnings from equity investments(c)	—	—
Foreign currency contracts	(35)	10	Other, net	(27)	16
Total	$(102)	$(204)	Total	$(205)	$(39)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Six Months Ended June 30,			Six Months Ended June 30,
	2022	2021		2022	2021
	(In millions)			(In millions)
Energy commodity derivative contracts	$(569)	$(374)	Revenues—Commodity sales	$(317)	$(73)
			Costs of sales	17	2
Interest rate contracts	6	2	Earnings from equity investments(c)	—	—
Foreign currency contracts	(75)	(35)	Other, net	(81)	(45)
Total	$(638)	$(407)	Total	$(381)	$(116)
(a)We expect to reclassify approximately $267 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2022 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the six months ended June 30, 2022 and 2021, we recognized approximate gains of $5 million and $6 million, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).
(c)Amounts represent our share of an equity investee’s accumulated other comprehensive income (loss).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(17)	$(33)	$(26)	$(663)
	Costs of sales	(8)	(2)	(99)	160
	Earnings from equity investments	—	(2)	(5)	(2)
Interest rate contracts	Interest, net	12	—	48	—
Total(a)		$(13)	$(37)	$(82)	$(505)
(a)The three and six months ended June 30, 2022 amounts include approximate losses of $38 million and $20 million, respectively, and the three and six months ended June 30, 2021 amounts include approximate losses of $7 million and $455 million, respectively. These losses were associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2022 and December 31, 2021, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2022, we had cash margins of $309 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2021, we had cash margins of $14 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at June 30, 2022 represents our initial margin requirements of $184 million and variation margin requirements of $125 million posted by us with our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2022, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $358 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$849	$60	$198	$1	$(1)	$1,107
Fee-based services	234	242	96	11	—	583
Total services	1,083	302	294	12	(1)	1,690
Commodity sales
Natural gas sales	1,810	—	—	24	(6)	1,828
Product sales	410	640	7	404	13	1,474
Total commodity sales	2,220	640	7	428	7	3,302
Total revenues from customers	3,303	942	301	440	6	4,992
Other revenues(c)
Leasing services(d)	118	49	149	15	—	331
Derivatives adjustments on commodity sales	(81)	—	—	(121)	—	(202)
Other	16	5	—	9	—	30
Total other revenues	53	54	149	(97)	—	159
Total revenues	$3,356	$996	$450	$343	$6	$5,151

	Three Months Ended June 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$799	$66	$198	$—	$—	$1,063
Fee-based services	176	244	84	10	—	514
Total services	975	310	282	10	—	1,577
Commodity sales
Natural gas sales	674	—	—	1	(3)	672
Product sales	248	157	7	258	(13)	657
Total commodity sales	922	157	7	259	(16)	1,329
Total revenues from customers	1,897	467	289	269	(16)	2,906
Other revenues(c)
Leasing services(d)	118	43	144	15	1	321
Derivatives adjustments on commodity sales	(37)	(1)	—	(47)	—	(85)
Other	(2)	5	—	6	(1)	8
Total other revenues	79	47	144	(26)	—	244
Total revenues	$1,976	$514	$433	$243	$(16)	$3,150

	Six Months Ended June 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$1,788	$119	$386	$1	$(2)	$2,292
Fee-based services	447	476	194	24	—	1,141
Total services	2,235	595	580	25	(2)	3,433
Commodity sales
Natural gas sales	3,036	—	—	44	(10)	3,070
Product sales	752	1,066	11	752	(3)	2,578
Total commodity sales	3,788	1,066	11	796	(13)	5,648
Total revenues from customers	6,023	1,661	591	821	(15)	9,081
Other revenues(c)
Leasing services(d)	235	93	289	28	—	645
Derivatives adjustments on commodity sales	(120)	(3)	—	(220)	—	(343)
Other	31	11	—	19	—	61
Total other revenues	146	101	289	(173)	—	363
Total revenues	$6,169	$1,762	$880	$648	$(15)	$9,444

	Six Months Ended June 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$1,665	$125	$389	$—	$—	$2,179
Fee-based services	354	465	165	25	—	1,009
Total services	2,019	590	554	25	—	3,188
Commodity sales
Natural gas sales	3,993	—	—	2	(8)	3,987
Product sales	468	282	12	487	(23)	1,226
Total commodity sales	4,461	282	12	489	(31)	5,213
Total revenues from customers	6,480	872	566	514	(31)	8,401
Other revenues(c)
Leasing services(d)	237	86	287	27	—	637
Derivatives adjustments on commodity sales	(655)	(1)	—	(80)	—	(736)
Other	39	10	—	11	(1)	59
Total other revenues	(379)	95	287	(42)	(1)	(40)
Total revenues	$6,101	$967	$853	$472	$(32)	$8,361
(a)Differences between the revenue classifications presented on the consolidated statements of operations and the categories for the disaggregated revenues by type of revenue above are primarily attributable to revenues reflected in the “Other revenues” category above (see note (c)).
(b)Includes non-cancellable firm service customer contracts with take-or-pay or minimum volume commitment elements, including those contracts where both the price and quantity amount are fixed. Excludes service contracts with index-based pricing, which along with revenues from other customer service contracts are reported as “Fee-based services.”
(c)Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 5 “Risk Management” for additional information related to our derivative contracts.
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

Contract Balances

As of June 30, 2022 and December 31, 2021, our contract asset balances were $42 million and $39 million, respectively. Of the contract asset balance at December 31, 2021, $22 million was transferred to accounts receivable during the six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021, our contract liability balances were $215 million and $212 million, respectively. Of the contract liability balance at December 31, 2021, $59 million was recognized as revenue during the six months ended June 30, 2022.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2022 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Six months ended December 31, 2022	$2,279
2023	3,895
2024	3,173
2025	2,635
2026	2,319
Thereafter	13,421
Total	$27,722

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$3,363	$1,960	$6,156	$6,070
Intersegment revenues	(7)	16	13	31
Products Pipelines	996	514	1,762	967
Terminals
Revenues from external customers	449	433	878	852
Intersegment revenues	1	—	2	1
CO2	343	243	648	472
Corporate and intersegment eliminations	6	(16)	(15)	(32)
Total consolidated revenues	$5,151	$3,150	$9,444	$8,361

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,134	$(570)	$2,318	$1,533
Products Pipelines	299	265	598	513
Terminals	253	246	491	473
CO2	212	150	404	436
Total Segment EBDA	1,898	91	3,811	2,955
DD&A	(543)	(528)	(1,081)	(1,069)
Amortization of excess cost of equity investments	(19)	(13)	(38)	(35)
General and administrative and corporate charges	(144)	(150)	(289)	(298)
Interest, net	(355)	(377)	(688)	(754)
Income tax (expense) benefit	(184)	237	(378)	(114)
Total consolidated net income (loss)	$653	$(740)	$1,337	$685

	June 30, 2022	December 31, 2021
	(In millions)
Assets
Natural Gas Pipelines	$47,780	$47,746
Products Pipelines	9,221	9,088
Terminals	8,428	8,513
CO2	2,921	2,843
Corporate assets(b)	1,040	2,226
Total consolidated assets	$69,390	$70,416
(a)Includes revenues, earnings from equity investments, operating expenses,(gain) loss on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
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

8.  Income Taxes

Income tax expense (benefit) included on our accompanying consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except percentages)
Income tax expense (benefit)	$184	$(237)	$378	$114
Effective tax rate	22.0%	24.3%	22.0%	14.3%

The effective tax rate for the three and six months ended June 30, 2022 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings, and Products (SE) Pipe Line Company (PPL).

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

EPNG FERC Proceeding

On April 21, 2022, EPNG was notified by the FERC of the commencement of a rate proceeding against it pursuant to section 5 of the Natural Gas Act. This proceeding sets the matter for hearing to determine whether EPNG’s current rates remain just and reasonable. A proceeding under section 5 of the Natural Gas Act is prospective in nature such that a change in rates charged to customers, if any, would only occur after the FERC has issued an order. Unless a settlement is reached sooner, an initial Administrative Law Judge decision is anticipated in late June 2023, with a final FERC decision anticipated in late 2023. We do not believe that the ultimate resolution of this proceeding will have a material adverse impact to our business.

Gulf LNG Facility Disputes

On March 1, 2016, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) received a Notice of Arbitration from Eni USA Gas Marketing LLC (Eni USA), one of two companies that entered into a terminal use agreement for capacity of the Gulf LNG Facility in Mississippi for an initial term that was not scheduled to expire until the year 2031. Eni USA is an indirect subsidiary of Eni S.p.A., a multi-national integrated energy company headquartered in Milan, Italy.  The Notice of Arbitration sought declaratory and monetary relief based upon Eni USA’s assertion that (i) the terminal use agreement should be terminated because changes in the U.S. natural gas market since the execution of the agreement in December 2007 “frustrated the essential purpose” of the agreement and (ii) activities allegedly undertaken by affiliates of Gulf LNG Holdings Group LLC “in connection with a plan to convert the LNG Facility into a liquefaction/export facility have given rise to a contractual right on the part of Eni USA to terminate” the agreement.  On June 29, 2018, the arbitration tribunal delivered an Award that called for the termination of the agreement and Eni USA’s payment of compensation to GLNG. On February 1, 2019, the Delaware Court of Chancery issued a Final Order and Judgment confirming the Award, which was paid by Eni USA on February 20, 2019.

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement entered into by Eni S.p.A. in connection with the terminal use agreement. In response to the foregoing lawsuit, Eni S.p.A. filed counterclaims under the terminal use agreement and claims under a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing claims asserted by Eni S.p.A seek unspecified damages and involve the same allegations as the claims which were resolved conclusively in the arbitrations with Eni USA described above and with GLNG’s remaining customer as described below. On January 4, 2022, the trial court entered a decision granting Eni S.p.A’s motion for summary judgment on the claims asserted by GLNG to enforce the Guarantee Agreement. GLNG filed an interlocutory appeal of the decision. Pending resolution of GLNG’s appeal and further proceedings in the trial court, the foregoing counterclaims and other claims asserted by Eni S.p.A under the terminal use agreement and parent direct agreement remain pending in the trial court.

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

Continental Resources, Inc. v. Hiland Partners Holdings, LLC

On December 8, 2017, Continental Resources, Inc. (CLR) filed an action in Garfield County, Oklahoma state court alleging that Hiland Partners Holdings, LLC (Hiland Partners) breached a Gas Purchase Agreement, dated November 12, 2010, as amended (GPA), by failing to receive and purchase all of CLR’s dedicated gas under the GPA (produced in three North Dakota counties).  CLR also alleged fraud, maintaining that Hiland Partners promised the construction of several additional facilities to process the gas without an intention to build the facilities. Hiland Partners denied these allegations, but the parties entered into a settlement agreement in June 2018, under which CLR agreed to release all of its claims in exchange for Hiland Partners’ construction of 10 infrastructure projects by November 1, 2020. CLR filed an amended petition in which it asserts that Hiland Partners’ failure to construct certain facilities by specific dates nullifies the release contained in the settlement agreement. CLR’s amended petition asserts additional claims under both the GPA and a May 8, 2008 gas purchase contract covering additional North Dakota counties, including CLR’s contention that Hiland Partners is not allowed to deduct third-party processing fees from the gas purchase price. CLR seeks damages in excess of $276 million. We deny and are vigorously defending against these claims.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed suit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. We believe that our declaration of force majeure was valid and we are vigorously defending against these claims.

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

Arizona Line 2000 Rupture

On August 15, 2021, the 30” EPNG Line 2000 natural gas transmission pipeline ruptured in a rural area in Coolidge, Arizona. The failure resulted in a fire which destroyed a home, resulting in two fatalities and one injury. The National Transportation Safety Board is investigating the incident. The impacted pipeline segment is currently out of service.

General

As of June 30, 2022 and December 31, 2021, our total reserve for legal matters was $178 million and $231 million, respectively.

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

PHMSA Enforcement Matter for KMLT Midwest Terminals

On July 11, 2022, Kinder Morgan Liquid Terminals (KMLT) received a Notice of Probable Violation (NOPV) from PHMSA relating to inspections conducted during 2021 at KMLT’s Cincinnati, Indianapolis, Dayton, Argo, O’Hare, and Wood River Terminals. The NOPV alleges 16 violations of Department of Transportation regulations. The NOPV proposes a penalty of approximately $455,000 and seeks a compliance agreement relating to three of the alleged violations. The alleged violations are predominately procedural in nature. We are reviewing the NOPV and have not yet determined which of the allegations we will contest or whether we will pursue an alternative resolution with PHMSA. We do not anticipate the costs to resolve this matter, including any costs to implement a compliance agreement, will have a material adverse impact to our business.

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

Products Pipeline Incident, Walnut Creek, California

On November 20, 2020, SFPP identified an issue on its Line Section 16 (LS-16) which transports petroleum products in California from Concord to San Jose. We shut down the pipeline and notified the appropriate regulatory agencies of a “threatened release” of gasoline. We investigated the issue over the next several days and on November 24, 2020, identified a crack in the pipeline and notified the regulatory agencies of a “confirmed release.” The damaged section of the pipeline was removed and replaced, and the pipeline resumed operations on November 26, 2020. We reported the estimated volume of gasoline released to be 8.1 Bbl. On December 2, 2020, complaints of gasoline odors were reported along the LS-16 pipeline corridor in Walnut Creek. A unified response was implemented by us along with the EPA, the California Office of Spill Prevention and Response, the California Fire Marshall, and the San Francisco Regional Water Quality Control Board. On December 8, 2020, we reported an updated estimated spill volume of up to 1,000 Bbl.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of June 30, 2022 and December 31, 2021, we have accrued a total reserve for environmental liabilities in the amount of $235 million and $243 million, respectively. In addition, as of both June 30, 2022 and December 31, 2021, we had a receivable of $12 million recorded for expected cost recoveries that have been deemed probable.

10. Recent Accounting Pronouncements

Accounting Standards Updates

Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform – Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

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

During the six months ended June 30, 2022 we amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. These agreements contain a combined notional principal amount of $725 million and convert a portion of our fixed rate debt to variable rates through March 2035. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. As we continue to amend our interest rate swap agreements to transition from LIBOR to SOFR, we will assess whether such amendments qualify for any of the optional expedients in Topic 848 and, should they qualify, whether we wish to elect any such optional expedients. See Note 5“Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2021 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2021 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2021 Form 10-K; and (iv) “Risk Factors” in Part I, Item 1A of our 2021 Form 10-K.

2022 Dividends and Discretionary Capital

We expect to declare dividends of $1.11 per share for 2022, a 3% increase from the 2021 declared dividends of $1.08 per share. We now expect to invest $1.9 billion in expansion projects, acquisitions, and contributions to joint ventures or discretionary capital expenditures during 2022.

The expectations for 2022 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 7 “Reportable Segments”) and Net income (loss) attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three and six months ended June 30, 2022 and 2021 present Segment EBDA and Net income (loss) attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

DCF

DCF is calculated by adjusting Net income (loss) attributable to Kinder Morgan, Inc. for Certain Items (Adjusted Earnings), and further by DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. We also include amounts from joint ventures for income taxes, DD&A and sustaining capital expenditures (see “Amounts from Joint Ventures” below). DCF is a significant performance measure useful to management and external users of our financial statements in evaluating our performance and in measuring and estimating the ability of our assets to generate cash earnings after servicing our debt, paying cash taxes and expending sustaining capital, that could be used for discretionary purposes such as dividends, stock repurchases, retirement of debt, or expansion capital expenditures. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is Net income (loss) attributable to Kinder Morgan, Inc. DCF per share is DCF divided by average outstanding shares, including restricted stock awards that participate in dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF” and “—Non-GAAP Financial Measures—Adjusted Segment EBDA to Adjusted EBITDA to DCF” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting EBITDA for Certain Items. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management and external users, in conjunction with our Net Debt (as described further below), to evaluate certain leverage metrics. Therefore, we believe Adjusted EBITDA is useful to investors. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income (loss) attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Adjusted Segment EBDA to Adjusted EBITDA to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of June 30, 2022, by subtracting the following amounts from our debt balance of $31,522 million: (i) cash and cash equivalents of $100 million; and (ii) debt fair value adjustments of $412 million; and excluding the foreign exchange impact on Euro-denominated bonds of $(19) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2022	2021	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,134	$(570)	$1,704	299%
Products Pipelines	299	265	34	13%
Terminals	253	246	7	3%
CO2	212	150	62	41%
Total Segment EBDA	1,898	91	1,807	1,986%
DD&A	(543)	(528)	(15)	(3)%
Amortization of excess cost of equity investments	(19)	(13)	(6)	(46)%
General and administrative and corporate charges	(144)	(150)	6	4%
Interest, net	(355)	(377)	22	6%
Income (loss) before income taxes	837	(977)	1,814	186%
Income tax (expense) benefit	(184)	237	(421)	(178)%
Net income (loss)	653	(740)	1,393	188%
Net income attributable to noncontrolling interests	(18)	(17)	(1)	(6)%
Net income (loss) attributable to Kinder Morgan, Inc.	$635	$(757)	$1,392	184%

	Six Months Ended June 30,
	2022	2021	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$2,318	$1,533	$785	51%
Products Pipelines	598	513	85	17%
Terminals	491	473	18	4%
CO2	404	436	(32)	(7)%
Total Segment EBDA	3,811	2,955	856	29%
DD&A	(1,081)	(1,069)	(12)	(1)%
Amortization of excess cost of equity investments	(38)	(35)	(3)	(9)%
General and administrative and corporate charges	(289)	(298)	9	3%
Interest, net	(688)	(754)	66	9%
Income before income taxes	1,715	799	916	115%
Income tax expense	(378)	(114)	(264)	(232)%
Net income	1,337	685	652	95%
Net income attributable to noncontrolling interests	(35)	(33)	(2)	(6)%
Net income attributable to Kinder Morgan, Inc.	$1,302	$652	$650	100%
(a)Includes revenues, earnings from equity investments, operating expenses, (gain) loss on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net income (loss) attributable to Kinder Morgan, Inc. increased $1,392 million and $650 million for the three and six months ended June 30, 2022, respectively, as compared to the respective prior year periods. The second quarter and year-to-

date increases were primarily due to the $1,600 million pre-tax non-cash impairment loss in 2021 related to South Texas gathering and processing assets within our Natural Gas Pipeline segment and higher earnings from our Products Pipelines business segment with our West Coast Refined Products and Southeast Refined Products assets. The year-to-date increase was partially offset by the benefit in the 2021 period of $1,102 million for largely nonrecurring earnings related to the February 2021 winter storm, mostly impacting the earnings from our Natural Gas Pipelines and CO2 business segments.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended June 30,
	2022			2021
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,134	$(1)	$1,133	$(570)	$1,634	$1,064	$69
Products Pipelines	299	—	299	265	28	293	6
Terminals	253	—	253	246	—	246	7
CO2	212	(1)	211	150	1	151	60
Total Segment EBDA(a)	1,898	(2)	1,896	91	1,663	1,754	142
DD&A and amortization of excess cost of equity investments	(562)	—	(562)	(541)	—	(541)	(21)
General and administrative and corporate charges(a)	(144)	—	(144)	(150)	—	(150)	6
Interest, net(a)	(355)	(17)	(372)	(377)	(3)	(380)	8
Income (loss) before income taxes	837	(19)	818	(977)	1,660	683	135
Income tax (expense) benefit(b)	(184)	5	(179)	237	(387)	(150)	(29)
Net income (loss)	653	(14)	639	(740)	1,273	533	106
Net income attributable to noncontrolling interests(a)	(18)	—	(18)	(17)	—	(17)	(1)
Net income (loss) attributable to Kinder Morgan, Inc.	$635	$(14)	$621	$(757)	$1,273	$516	$105

	Six Months Ended June 30,
	2022			2021
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$2,318	$112	$2,430	$1,533	$1,625	$3,158	$(728)
Products Pipelines	598	—	598	513	43	556	42
Terminals	491	—	491	473	—	473	18
CO2	404	15	419	436	6	442	(23)
Total Segment EBDA(a)	3,811	127	3,938	2,955	1,674	4,629	(691)
DD&A and amortization of excess cost of equity investments	(1,119)	—	(1,119)	(1,104)	—	(1,104)	(15)
General and administrative and corporate charges(a)	(289)	—	(289)	(298)	—	(298)	9
Interest, net(a)	(688)	(61)	(749)	(754)	(9)	(763)	14
Income before income taxes	1,715	66	1,781	799	1,665	2,464	(683)
Income tax expense(b)	(378)	(15)	(393)	(114)	(427)	(541)	148
Net income	1,337	51	1,388	685	1,238	1,923	(535)
Net income attributable to noncontrolling interests(a)	(35)	—	(35)	(33)	—	(33)	(2)
Net income attributable to Kinder Morgan, Inc.	$1,302	$51	$1,353	$652	$1,238	$1,890	$(537)
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income (loss) attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $105 million for the three months ended June 30, 2022 and decreased by $537 million for the six months ended June 30, 2022 as compared to the respective prior year periods. The second quarter increase was primarily due to higher earnings from our Natural Gas Pipeline and CO2 business segments. The year-to-date decrease was impacted by lower earnings of $806 million from our Natural Gas Pipelines business segment’s Midstream region and $56 million from our CO2 business segment’s oil and gas producing activities (both primarily related to the February 2021 winter storm, and therefore largely nonrecurring) partially offset by lower income tax expense and higher earnings from our Products Pipelines business segment.

Non-GAAP Financial Measures

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)	$635	$(757)	$1,302	$652
Total Certain Items	(14)	1,273	51	1,238
Adjusted Earnings(a)	621	516	1,353	1,890
DD&A and amortization of excess cost of equity investments for DCF(b)	627	604	1,250	1,242
Income tax expense for DCF(a)(b)	199	170	434	589
Cash taxes(b)	(47)	(45)	(48)	(44)
Sustaining capital expenditures(b)	(213)	(210)	(338)	(317)
Other items(c)	(11)	(10)	(20)	(6)
DCF	$1,176	$1,025	$2,631	$3,354

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,133	$1,064	$2,430	$3,158
Products Pipelines	299	293	598	556
Terminals	253	246	491	473
CO2	211	151	419	442
Adjusted Segment EBDA(a)	1,896	1,754	3,938	4,629
General and administrative and corporate charges(a)	(144)	(150)	(289)	(298)
Joint venture DD&A and income tax expense(a)(b)	85	83	172	186
Net income attributable to noncontrolling interests(a)	(18)	(17)	(35)	(33)
Adjusted EBITDA	1,819	1,670	3,786	4,484
Interest, net(a)	(372)	(380)	(749)	(763)
Cash taxes(b)	(47)	(45)	(48)	(44)
Sustaining capital expenditures(b)	(213)	(210)	(338)	(317)
Other items(c)	(11)	(10)	(20)	(6)
DCF	$1,176	$1,025	$2,631	$3,354

Adjusted Earnings per share	$0.27	$0.23	$0.59	$0.83
Weighted average shares outstanding for dividends(d)	2,277	2,277	2,279	2,277
DCF per share	$0.52	$0.45	$1.15	$1.47
Declared dividends per share	$0.2775	$0.27	$0.555	$0.54
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
(c)Includes pension contributions, non-cash pension expense and non-cash compensation associated with our restricted stock program.
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income (Loss) Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
Net income (loss) attributable to Kinder Morgan, Inc. (GAAP)	$635	$(757)	$1,302	$652
Certain Items:
Fair value amortization	(3)	(4)	(7)	(8)
Legal, environmental and taxes other than income tax reserves	—	28	—	112
Change in fair value of derivative contracts(a)	(27)	28	55	42
Loss on impairments, divestitures and other write-downs, net(b)	—	1,600	—	1,511
Income tax Certain Items	5	(387)	(15)	(427)
Other	11	8	18	8
Total Certain Items(c)	(14)	1,273	51	1,238
DD&A and amortization of excess cost of equity investments	562	541	1,119	1,104
Income tax expense(d)	179	150	393	541
Joint venture DD&A and income tax expense(d)(e)	85	83	172	186
Interest, net(d)	372	380	749	763
Adjusted EBITDA	$1,819	$1,670	$3,786	$4,484
(a)Gains or losses are reflected in our DCF when realized.
(b)Three and six months ended June 30, 2021 amounts include a pre-tax non-cash impairment loss of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipelines business segment resulting from anticipated lower volumes and rates on contract renewals. Six months ended June 30, 2021 amount also includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings LLC, offset partially by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, reported within “Other, net” and “Earnings from equity investments,” respectively, on the accompanying consolidated statement of operations.
(c)Three and six months ended June 30, 2022 amounts include no amount and $5 million, respectively, and three and six months ended June 30, 2021 amounts include $10 million and $127 million, respectively, reported within “Earnings from equity investments” on our consolidated statements of operations.
(d)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(e)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions)
DD&A (GAAP)	$543	$528	$1,081	$1,069
Amortization of excess cost of equity investments (GAAP)	19	13	38	35
DD&A and amortization of excess cost of equity investments	562	541	1,119	1,104
Joint venture DD&A	65	63	131	138
DD&A and amortization of excess cost of equity investments for DCF	$627	$604	$1,250	$1,242

Income tax expense (benefit) (GAAP)	$184	$(237)	$378	$114
Certain Items	(5)	387	15	427
Income tax expense(a)	179	150	393	541
Unconsolidated joint venture income tax expense(a)(b)	20	20	41	48
Income tax expense for DCF(a)	$199	$170	$434	$589

Additional joint venture information
Unconsolidated joint venture DD&A	$76	$74	$153	$160
Less: Consolidated joint venture partners’ DD&A	11	11	22	22
Joint venture DD&A	65	63	131	138
Unconsolidated joint venture income tax expense(a)(b)	20	20	41	48
Joint venture DD&A and income tax expense(a)	$85	$83	$172	$186

Unconsolidated joint venture cash taxes(b)	$(39)	$(34)	$(39)	$(34)

Unconsolidated joint venture sustaining capital expenditures	$(39)	$(32)	$(51)	$(52)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(2)	(4)	(3)
Joint venture sustaining capital expenditures	$(37)	$(30)	$(47)	$(49)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$3,356	$1,976	$6,169	$6,101
Operating expenses	(2,374)	(1,077)	(4,158)	(3,347)
Loss on impairments and divestitures, net	—	(1,599)	—	(1,599)
Other income	1	1	2	2
Earnings from equity investments	149	126	303	167
Other, net	2	3	2	209
Segment EBDA	1,134	(570)	2,318	1,533
Certain Items(a)	(1)	1,634	112	1,625
Adjusted Segment EBDA	$1,133	$1,064	$2,430	$3,158

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$69		$(728)

Volumetric data(b)
Transport volumes (BBtu/d)	37,822	38,408	38,771	38,627
Sales volumes (BBtu/d)	2,579	2,561	2,547	2,411
Gathering volumes (BBtu/d)	2,997	2,667	2,908	2,588
NGLs (MBbl/d)	30	30	31	30
Certain Items affecting Segment EBDA
(a)Three months ended June 30, 2022 amount includes an increase in revenues of $11 million and a decrease in costs of sales of $1 million, and six months ended June 30, 2022 amount includes a decrease in revenues of $3 million and an increase in costs of sales of $86 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales and purchases. Three and six months ended June 30, 2022 amounts also include an increase in other operating expenses of $11 million and $18 million, respectively, related to costs associated with a pipeline rupture. Three and six months ended June 30, 2021 amounts include a pre-tax non-cash asset impairment loss of $1,600 million resulting from anticipated lower volumes and rates on contract renewals related to our South Texas gathering and processing assets and decreases in revenues of $16 million and $22 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales. Six months ended June 30, 2021 amount also includes a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings partially offset by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a litigation reserve.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included and volumes for assets sold are excluded for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
East	$599	$539	$60
Midstream	328	300	28
West	206	225	(19)
Total Natural Gas Pipelines	$1,133	$1,064	$69

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
East	$1,251	$1,129	$122
Midstream	712	1,518	(806)
West	467	511	(44)
Total Natural Gas Pipelines	$2,430	$3,158	$(728)

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:
•$60 million (11%) and $122 million (11%) increases, respectively, in the East Region was primarily due to our July 2021 acquisition of the Stagecoach assets and increased earnings from Kinder Morgan Louisiana Pipeline, LLC from a new customer contract. The year-to-date increase was also impacted by higher earnings from TGP primarily due to increases in transportation revenues as a result of new customer contracts partially offset by lower revenues as a result of the February 2021 winter storm; and
•$28 million (9%) increase and $806 million (53%) decrease, respectively, in Midstream. The second quarter increase was primarily due to higher NGL sales margins driven by higher prices on our South Texas and Altamont assets and higher volumes on Kinderhawk assets partially offset by lower gas sales margin on our Texas intrastate natural gas pipeline operations due to lower prices. The year-to-date decrease was primarily due to lower sales margins resulting in decreases of $846 million on our Texas intrastate natural gas pipeline operations and $71 million on our South Texas assets largely driven by higher 2021 commodity prices related to the February 2021 winter storm. These decreases were partially offset by higher earnings on our Oklahoma assets from higher 2021 commodity prices on certain purchase contracts as a result of the February 2021 winter storm, higher volumes on Kinderhawk assets, and higher NGL sales margins driven by higher prices on our Altamont asset. Overall, Midstream’s revenues are partially offset by corresponding changes in costs of sales; partially offset by
•$19 million (8%) and $44 million (9%) decreases, respectively, in the West Region was primarily due to lower earnings from EPNG driven by lower commodity and park and loan revenues resulting from a partial pipeline outage, and lower earnings from Colorado Interstate Gas Company, L.L.C. driven by lower revenues due to a rate case settlement.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$996	$514	$1,762	$967
Operating expenses	(717)	(268)	(1,214)	(487)
Gain on divestitures and impairments, net	—	—	12	—
Earnings from equity investments	20	19	38	33
Segment EBDA	299	265	598	513
Certain Items(a)	—	28	—	43
Adjusted Segment EBDA	$299	$293	$598	$556

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$6		$42

Volumetric data(b)
Gasoline(c)	1,017	1,046	979	969
Diesel fuel	372	418	371	398
Jet fuel	267	224	255	200
Total refined product volumes	1,656	1,688	1,605	1,567
Crude and condensate	478	510	482	508
Total delivery volumes (MBbl/d)	2,134	2,198	2,087	2,075
Certain Items affecting Segment EBDA
(a)Three and six month 2021 amounts include an increase in expense of $28 million related to a litigation reserve adjustment. Six month 2021 amount also includes an increase in expense of $15 million related to an environmental reserve adjustment.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Southeast Refined Products	$79	$69	$10
West Coast Refined Products	131	128	3
Crude and Condensate	89	96	(7)
Total Products Pipelines	$299	$293	$6

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Southeast Refined Products	$152	$134	$18
West Coast Refined Products	268	238	30
Crude and Condensate	178	184	(6)
Total Products Pipelines	$598	$556	$42

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 20, 2022 and 2021:
•$10 million (14%) and $18 million (13%) increases, respectively, in Southeast Refined Products was primarily due to higher earnings at our Transmix processing operations primarily due to higher prices and volumes; and
•$3 million (2%) and $30 million (13%) increases, respectively, in West Coast Refined Products was primarily due to increased earnings driven by higher revenues on Pacific operations (SFPP) resulting from higher jet fuel volumes and West Coast terminals resulting from higher volumes. The year-to-date increase was also impacted by a gain on sale of land at Calnev Pipe Line LLC; partially offset by
•$7 million (7%) and $6 million (3%) decreases, respectively, in Crude and Condensate was primarily due to lower earnings from Double H pipeline resulting from decreased revenues due to lower volumes. Crude and Condensate Pipeline also had higher revenues of $401 million and $623 million, respectively, with corresponding increases in cost of sales, resulting from increased marketing activities.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$450	$433	$880	$853
Operating expenses	(216)	(191)	(415)	(388)
Gain (loss) on divestitures and impairments, net	12	(1)	9	—
Other income	—	—	4	—
Earnings from equity investments	4	4	8	7
Other, net	3	1	5	1
Segment EBDA	253	246	491	473
Certain Items	—	—	—	—
Adjusted Segment EBDA	$253	$246	$491	$473

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$7		$18

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.9	79.0	78.9	79.0
Liquids utilization %(b)	90.8%	94.1%	90.8%	94.1%
Bulk transload tonnage (MMtons)	13.7	13.6	26.7	24.5
Other
(a)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to tankage capacity available for service.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are reclassified for all periods presented from the historical region and included within the All others group. Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Mid Atlantic	$24	$17	$7
Gulf Liquids	75	72	3
Gulf Central	35	33	2
Northeast	23	29	(6)
Marine operations	33	38	(5)
All others (including intrasegment eliminations)	63	57	6
Total Terminals	$253	$246	$7

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Mid Atlantic	$47	$32	$15
Gulf Liquids	152	144	8
Gulf Central	67	52	15
Northeast	45	55	(10)
Marine operations	71	80	(9)
All others (including intrasegment eliminations)	109	110	(1)
Total Terminals	$491	$473	$18

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:
•$7 million (41%) and $15 million (47%) increases, respectively, in the Mid Atlantic terminals was primarily due to higher handling rates and coal volumes at our Pier IX facility; and
•$3 million (4%) and $8 million (6%) increases, respectively, in the Gulf Liquids region was primarily due to increased revenues from contractual rate escalations and higher volumes and associated ancillary fees; and
•$2 million (6%) and $15 million (29%) increases, respectively, in the Gulf Central terminals was primarily due to higher volumes for petroleum coke handling activities, owing largely to refinery outages in the 2021 period associated with the February 2021 winter storm, increased revenues resulting from contractual rate escalations, and higher coal volumes. The year-to-date increase was also impacted by lower property tax expense at Battleground Oil Specialty Terminal Company LLC; partially offset by,
•$6 million (21%) and $10 million (18%) decreases, respectively, in the Northeast terminals was primarily driven by decreased revenues associated with lower utilization and rates on re-contracted tank positions at our Carteret and Perth Amboy facilities; and
•$5 million (13%) and $9 million (11%) decreases, respectively, in Marine operations was primarily due to lower average charter rates partially offset by higher fleet utilization.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$343	$243	$648	$472
Operating expenses	(140)	(98)	(265)	(49)
Gain (loss) on impairments and divestitures, net	—	(3)	1	(3)
Earnings from equity investments	9	8	20	16
Segment EBDA	212	150	404	436
Certain Items(a)	(1)	1	15	6
Adjusted Segment EBDA	$211	$151	$419	$442

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$60		$(23)

Volumetric data
SACROC oil production	19.7	20.2	19.5	19.8
Yates oil production	6.3	6.7	6.6	6.4
Katz and Goldsmith oil production	1.8	2.2	1.8	2.4
Tall Cotton oil production	1.0	1.0	1.0	1.0
Total oil production, net (MBbl/d)(b)	28.8	30.1	28.9	29.6
NGL sales volumes, net (MBbl/d)(b)	9.2	9.5	9.3	9.1
CO2 sales volumes, net (Bcf/d)	0.4	0.4	0.4	0.4
Realized weighted average oil price ($ per Bbl)	$68.92	$52.50	$67.91	$51.79
Realized weighted average NGL price ($ per Bbl)	$41.86	$22.58	$42.77	$21.42
Certain Items affecting Segment EBDA
(a)Includes Certain Item amounts of $(1) million and $15 million for the three and six months ended June 30, 2022, respectively, and $1 million and $6 million for the three and six months ended June 30, 2021, respectively, as changes in revenue related to non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Oil and Gas Producing activities	$136	$99	$37
Source and Transportation activities	69	52	17
Subtotal	205	151	54
Energy Transition Ventures	6	—	6
Total CO2	$211	$151	$60

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Oil and Gas Producing activities	$278	$334	$(56)
Source and Transportation activities	131	108	23
Subtotal	409	442	(33)
Energy Transition Ventures	10	—	10
Total CO2	$419	$442	$(23)

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and six-month periods ended June 30, 2022 and 2021:
•$37 million (37%) increase and $56 million (17%) decrease, respectively, in Oil and Gas Producing activities. The second quarter increase was primarily due to higher realized crude oil and NGL prices which increased revenues by $63 million partially offset by higher operating expenses. The year-to-date decrease was primarily due to higher operating expenses of $172 million mainly driven by the benefit realized in the 2021 period from returning power to the grid by curtailing oil production during the February 2021 winter storm partially offset by higher realized crude oil and NGL prices which increased revenues by approximately $123 million; and
•$17 million (33%) and $23 million (21%) increases, respectively, in Source and Transportation activities primarily due to increased revenues related to higher CO2 sales prices.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2022.

	Remaining 2022	2023	2024	2025	2026
Crude Oil(a)
Price ($ per Bbl)	$61.19	$61.10	$58.88	$59.08	$66.47
Volume (MBbl/d)	25.20	19.00	11.60	6.75	2.10
NGLs
Price ($ per Bbl)	$55.36	$61.12
Volume (MBbl/d)	4.76	1.27
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.53	$0.54
Volume (MBbl/d)	23.65	4.50
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended June 30,		Earnings increase/(decrease)
	2022	2021
	(In millions, except percentages)
DD&A (GAAP)	$(543)	$(528)	$(15)	(3)%

General and administrative (GAAP)	$(152)	$(160)	$8	5%
Corporate benefit	8	10	(2)	(20)%
Certain Items	—	—	—	—%
General and administrative and corporate charges(a)	$(144)	$(150)	$6	4%

Interest, net (GAAP)	$(355)	$(377)	$22	6%
Certain Items(b)	(17)	(3)	(14)	(467)%
Interest, net(a)	$(372)	$(380)	$8	2%

Net income attributable to noncontrolling interests (GAAP)	$(18)	$(17)	$(1)	(6)%
Certain Items(c)	—	—	—	—%
Net income attributable to noncontrolling interests(a)	$(18)	$(17)	$(1)	(6)%

	Six Months Ended June 30,		Earnings increase/(decrease)
	2022	2021
	(In millions, except percentages)
DD&A (GAAP)	$(1,081)	$(1,069)	$(12)	(1)%

General and administrative (GAAP)	$(308)	$(316)	$8	3%
Corporate benefit	19	18	1	6%
Certain Items	—	—	—	—%
General and administrative and corporate charges(a)	$(289)	$(298)	$9	3%

Interest, net (GAAP)	$(688)	$(754)	$66	9%
Certain Items(b)	(61)	(9)	(52)	(578)%
Interest, net(a)	$(749)	$(763)	$14	2%

Net income attributable to noncontrolling interests (GAAP)	$(35)	$(33)	$(2)	(6)%
Certain Items(c)	—	—	—	—%
Net income attributable to noncontrolling interests(a)	$(35)	$(33)	$(2)	(6)%
Certain items
(a)Amounts are adjusted for Certain Items.
(b)Three and six month 2022 amounts include decreases in interest expense of $14 million and $54 million, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt, primarily related to our floating-to-fixed LIBOR interest rate swaps which are not designated as accounting hedges and $3 million and $7 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions. Three and six month 2021 amounts include decreases of $4 million and $8 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions.
(c)Three and six month 2021 amounts each include less than $1 million of noncontrolling interests associated with Certain Items.

General and administrative expenses and corporate charges adjusted for Certain Items for the three and six months ended June 30, 2022 when compared with the respective prior year periods decreased $6 million and $9 million, respectively, primarily due to higher capitalized costs of $12 million and $21 million, respectively, reflecting higher capital spending partially offset by $6 million and $11 million, respectively, of higher labor, travel and legal costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items for the three and six months ended June 30, 2022 when compared with the respective prior year periods decreased $8 million and $14 million, respectively, primarily due to lower long-term average interest rates and long-term debt balances, partially offset by higher short-term rates.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of June 30, 2022 and December 31, 2021, approximately 9% and 21%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax expense for the three months ended June 30, 2022 was approximately $184 million as compared with $237 million of tax benefit for the same period of 2021. The $421 million increase in tax expense is due primarily to federal and state taxes on higher pre-tax book income in the current year.

Our tax expense for the six months ended June 30, 2022 was approximately $378 million as compared with $114 million for the same period of 2021. The $264 million increase in tax expense was due primarily to federal and state taxes on higher pre-tax book income in the current year and the release of the valuation allowance on our investment in NGPL Holdings in the prior year.

Liquidity and Capital Resources

General

As of June 30, 2022, we had $100 million of “Cash and cash equivalents,” a decrease of $1,040 million from December 31, 2021. Additionally, as of June 30, 2022, we had borrowing capacity of approximately $3.0 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $2,648 million and $3,311 million in the first six months of 2022 and 2021, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any.

Our board of directors declared a quarterly dividend of $0.2775 per share for the second quarter of 2022, consistent with the dividend declared for the previous quarter.

On February 23, 2022, EPNG issued in a private offering $300 million aggregate principal amount of 3.50% senior notes due 2032 and received net proceeds of $298 million after discount and issuance costs.

During the first quarter, upon maturity, we repaid EPNG’s 8.625% senior notes, our 4.15% corporate senior notes, and the 1.50% series of our Euro denominated debt.

On June 1, 2022, we repaid $1 billion of our 3.95% senior notes, due September 1, 2022 using short-term borrowings.

Short-term Liquidity

As of June 30, 2022, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of credit facilities and associated commercial paper program. The loan commitments under our credit facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our credit facilities and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of June 30, 2022, our $2,970 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and outstanding commercial paper borrowings. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2021 was $2,646 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,284 million and $1,992 million as of June 30, 2022 and December 31, 2021, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $1,292 million unfavorable change from year-end 2021 was primarily due to (i) a $1,040 million decrease in cash and cash equivalents which includes $1,190 million related to repayments of senior notes that matured in the first quarter of 2022 using cash on hand; (ii) a $936 million increase in commercial paper borrowings; and (iii) net unfavorable short-term fair value adjustments on derivative contracts of $422 million; partially offset by (i) a $613 million decrease in senior notes that mature in the next twelve months; (ii) a $310 million increase in restricted deposits primarily related to our derivative activity; (iii) a $128 million increase in inventories, primarily products inventory; (iv) a $62 million decrease in accrued interest; and (v) a $58 million decrease in accrued contingencies. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the six months ended June 30, 2022, and the amount we expect to spend for the remainder of 2022 to sustain our assets and grow our business are as follows:

	Six Months Ended June 30, 2022	2022 Remaining	Total 2022
	(In millions)
Sustaining capital expenditures(a)(b)	$338	$592	$930
Discretionary capital investments(b)(c)(d)	458	1,397	1,855
(a)Six months ended June 30, 2022, 2022 Remaining, and Total 2022 amounts include $47 million, $81 million, and $128 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “—Results of Operations—Non-GAAP Financial Measures—Supplemental Information.”
(b)Six months ended June 30, 2022 amount excludes $53 million due to decreases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Six months ended June 30, 2022 amount includes $23 million of our contributions to certain unconsolidated joint ventures for capital investments. Both 2022 Remaining and Total 2022 amounts include $358 million for our acquisition of Mas CanAm, LLC.
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

Commitments for the purchase of property, plant and equipment as of June 30, 2022 and December 31, 2021 were $392 million and $209 million, respectively. The increase of $183 million was primarily driven by an overall increase of capital commitments.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $663 million in the six months ended June 30, 2022 compared to the respective 2021 period primarily due to:

•a $617 million decrease in cash after adjusting the $652 million increase in net income by $1,269 million for the combined effects of the period-to-period net changes in non-cash items. This overall cash decrease primarily resulted from the benefit recognized in the 2021 period for largely nonrecurring earnings related to the February 2021 winter storm (see discussion above in “—Results of Operations”); and
•a $46 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities.

Investing Activities

Cash used in investing activities increased $561 million for the six months ended June 30, 2022 compared to the respective 2021 period primarily attributable to:

•a $409 million decrease in proceeds from sales of investments primarily due to $413 million received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period; and
•a $234 million increase in capital expenditures reflecting an overall increase of expansion capital projects in the 2022 period over the comparative 2021 period; partially offset by,
•a combined $62 million increase in cash related to distributions received from equity investments in excess of cumulative earnings and lower contributions to equity investees in the 2022 period compared with the 2021 period.

Financing Activities

Cash used in financing activities increased $266 million for the six months ended June 30, 2022 compared to the respective 2021 period primarily attributable to:

•$173 million cash used in repurchasing shares under our share buy-back program in the 2022 period; and
•a $58 million net increase in cash used related to debt activity as a result of higher net debt payments in the 2022 period compared to the 2021 period.

Dividends

We expect to declare dividends of $1.11 per share on our stock for 2022. The table below reflects our 2022 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2022	$0.2775	April 20, 2022	May 2, 2022	May 16, 2022
June 30, 2022	0.2775	July 20, 2022	August 1, 2022	August 15, 2022

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Part I, Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2021 Form 10-K. All of these matters will be taken into consideration by our board of directors in declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2022.”

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

Excluding fair value adjustments, as of June 30, 2022 and December 31, 2021, the Obligated Group had $30,312 million and $31,608 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2022	December 31, 2021
	(In millions)
Current assets	$3,289	$3,556
Current assets - affiliates	1,359	1,233
Noncurrent assets	60,978	61,754
Noncurrent assets - affiliates	509	508
Total Assets	$66,135	$67,051

Current liabilities	$6,547	$5,413
Current liabilities - affiliates	1,446	1,332
Noncurrent liabilities	30,491	32,310
Noncurrent liabilities - affiliates	1,046	1,047
Total Liabilities	39,530	40,102

Kinder Morgan, Inc.’s stockholders’ equity	26,605	26,949
Total Liabilities and Stockholders’ Equity	$66,135	$67,051

Summarized Combined Income Statement Information	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In millions)
Revenues	$4,756	$8,733
Operating income	889	1,795
Net income	537	1,105

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2021, in Part II, Item 7A in our 2021 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2021 Form 10-K. For more information on our risk management activities, refer to Part I, Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Stock

Settlement Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
April 1 to April 30, 2022	1,336,132	$18.45	1,336,132	$1,399,723,550
May 1 to May 31, 2022	1,563,243	18.19	1,563,243	1,371,291,985
June 1 to June 30, 2022	7,037,626	16.98	7,037,626	1,251,805,298
Total	9,937,001	$17.37	9,937,001	$1,251,805,298
(a)On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. After repurchase, the shares are canceled and no longer outstanding.
(b)Amount includes any commission or other costs to repurchase shares.

Subsequent to June 30, 2022 and through July 21, 2022, we repurchased 6 million of our shares for $102 million at an average price of $16.63 per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for at one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended June 30, 2022.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of June 30, 2022.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021; (ii) our Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021; (iii) our Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (iv) our Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (v) our Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 22, 2022	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)