Form 10-Q
period 2022-09-30
KINDER MORGAN, INC.
filed 2022-10-21
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 20, 2022, the registrant had 2,247,742,071 shares of Class P common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Services	$2,028	$1,928	$6,089	$5,734
Commodity sales	3,108	1,868	8,416	6,343
Other	41	28	116	108
Total Revenues	5,177	3,824	14,621	12,185
Operating Costs, Expenses and Other
Costs of sales	2,717	1,559	7,294	4,504
Operations and maintenance	712	614	1,960	1,710
Depreciation, depletion and amortization	551	526	1,632	1,595
General and administrative	162	174	470	490
Taxes, other than income taxes	113	106	340	324
(Gain) loss on divestitures and impairments, net	(9)	4	(30)	1,602
Other income, net	—	(3)	(6)	(6)
Total Operating Costs, Expenses and Other	4,246	2,980	11,660	10,219
Operating Income	931	844	2,961	1,966
Other Income (Expense)
Earnings from equity investments	195	169	564	392
Amortization of excess cost of equity investments	(19)	(21)	(57)	(56)
Interest, net	(399)	(368)	(1,087)	(1,122)
Other, net (Note 2)	21	21	63	264
Total Other Expense	(202)	(199)	(517)	(522)
Income Before Income Taxes	729	645	2,444	1,444
Income Tax Expense	(134)	(134)	(512)	(248)
Net Income	595	511	1,932	1,196
Net Income Attributable to Noncontrolling Interests	(19)	(16)	(54)	(49)
Net Income Attributable to Kinder Morgan, Inc.	$576	$495	$1,878	$1,147

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.25	$0.22	$0.83	$0.50
Basic and Diluted Weighted Average Shares Outstanding	2,253	2,267	2,262	2,265
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$595	$511	$1,932	$1,196
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(40), $41, $109 and $135, respectively)	123	(131)	(366)	(444)
Reclassification into earnings of net derivative instruments loss to net income (net of taxes of $(29), $(28), $(118), and $(55), respectively)	104	92	396	181
Benefit plan adjustments (net of taxes of $(1), $(2), $(6) and $(7), respectively)	2	6	18	28
Total other comprehensive income (loss)	229	(33)	48	(235)
Comprehensive income	824	478	1,980	961
Comprehensive income attributable to noncontrolling interests	(19)	(16)	(54)	(49)
Comprehensive income attributable to KMI	$805	$462	$1,926	$912
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$483	$1,140
Restricted deposits	240	7
Accounts receivable	1,873	1,611
Fair value of derivative contracts	194	220
Inventories	715	562
Other current assets	314	289
Total current assets	3,819	3,829
Property, plant and equipment, net	35,534	35,653
Investments	7,465	7,578
Goodwill	19,965	19,914
Other intangibles, net	1,875	1,678
Deferred income taxes	—	115
Deferred charges and other assets	1,334	1,649
Total Assets	$69,992	$70,416
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,634	$2,646
Accounts payable	1,579	1,259
Accrued interest	327	504
Accrued taxes	297	270
Fair value of derivative contracts	501	178
Other current liabilities	810	964
Total current liabilities	6,148	5,821
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,000	29,772
Debt fair value adjustments	107	902
Total long-term debt	29,107	30,674
Deferred income taxes	442	—
Other long-term liabilities and deferred credits	2,160	2,000
Total long-term liabilities and deferred credits	31,709	32,674
Total Liabilities	37,857	38,495
Commitments and contingencies (Notes 4 and 10)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,249,727,830 and 2,267,391,527 shares, respectively, issued and outstanding	23	23
Additional paid-in capital	41,689	41,806
Accumulated deficit	(10,593)	(10,595)
Accumulated other comprehensive loss	(363)	(411)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,756	30,823
Noncontrolling interests	1,379	1,098
Total Stockholders’ Equity	32,135	31,921
Total Liabilities and Stockholders’ Equity	$69,992	$70,416
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net income	$1,932	$1,196
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,632	1,595
Deferred income taxes	499	236
Amortization of excess cost of equity investments	57	56
Change in fair market value of derivative contracts	45	60
(Gain) loss on divestitures and impairments, net	(30)	1,602
Gain on sale of interest in equity investment (Note 2)	—	(206)
Earnings from equity investments	(564)	(392)
Distributions from equity investment earnings	548	535
Changes in components of working capital
Accounts receivable	(260)	(119)
Inventories	(165)	(89)
Other current assets	(60)	(90)
Accounts payable	347	362
Accrued interest, net of interest rate swaps	(160)	(177)
Accrued taxes	27	15
Other current liabilities	2	71
Rate reparations, refunds and other litigation reserve adjustments	(189)	(97)
Other, net	(98)	(118)
Net Cash Provided by Operating Activities	3,563	4,440
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired (Note 2)	(488)	(1,518)
Capital expenditures	(1,144)	(894)
Proceeds from sales of investments (Note 2)	4	417
Contributions to investments	(60)	(36)
Distributions from equity investments in excess of cumulative earnings	126	121
Other, net	17	(1)
Net Cash Used in Investing Activities	(1,545)	(1,911)
Cash Flows From Financing Activities
Issuances of debt	8,898	4,950
Payments of debt	(9,569)	(6,459)
Debt issue costs	(21)	(20)
Dividends	(1,876)	(1,828)
Repurchases of shares	(333)	—
Proceeds from sale of noncontrolling interests (Note 2)	557	—
Contributions from noncontrolling interests	1	4
Distributions to investment partner	—	(67)
Distributions to noncontrolling interests	(85)	(14)
Other, net	(14)	(25)
Net Cash Used in Financing Activities	(2,442)	(3,459)
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	(424)	(930)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209
Cash, Cash Equivalents, and Restricted Deposits, end of period	$723	$279

Cash and Cash Equivalents, beginning of period	$1,140	$1,184
Restricted Deposits, beginning of period	7	25
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	1,147	1,209

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2022	2021
Cash and Cash Equivalents, end of period	483	102
Restricted Deposits, end of period	240	177
Cash, Cash Equivalents, and Restricted Deposits, end of period	723	279
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(424)	$(930)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$19	$35
Increase in property, plant and equipment from both accruals and contractor retainage	23	4
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,278	1,313
Cash paid during the period for income taxes, net	12	8
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2022	2,257	$23	$41,654	$(10,540)	$(592)	$30,545	$1,080	$31,625
Repurchases of shares	(9)		(160)			(160)		(160)
Restricted shares	2		5			5		5
Net income				576		576	19	595
Distributions						—	(32)	(32)
Contributions						—	1	1
Impact of change in ownership interest in subsidiary			190			190	311	501
Dividends				(629)		(629)		(629)
Other comprehensive income					229	229		229
Balance at September 30, 2022	2,250	$23	$41,689	$(10,593)	$(363)	$30,756	$1,379	$32,135

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2021	2,265	$23	$41,793	$(10,496)	$(609)	$30,711	$429	$31,140
Restricted shares	2		(5)			(5)		(5)
Net income				495		495	16	511
Distributions						—	(6)	(6)
Contributions						—	1	1
Dividends				(616)		(616)		(616)
Other comprehensive loss					(33)	(33)		(33)
Balance at September 30, 2021	2,267	$23	$41,788	$(10,617)	$(642)	$30,552	$440	$30,992

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 5)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares	(19)		(333)			(333)		(333)
EP Trust I Preferred security conversions			1			1		1
Restricted shares	2		36			36		36
Net income				1,878		1,878	54	1,932
Distributions						—	(85)	(85)
Contributions						—	1	1
Impact of change in ownership interest in subsidiary			190			190	311	501
Dividends				(1,876)		(1,876)		(1,876)
Other comprehensive income					48	48		48
Balance at September 30, 2022	2,250	$23	$41,689	$(10,593)	$(363)	$30,756	$1,379	$32,135

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares	3		32			32		32
Net income				1,147		1,147	49	1,196
Distributions						—	(14)	(14)
Contributions						—	4	4
Dividends				(1,828)		(1,828)		(1,828)
Other						—	(1)	(1)
Other comprehensive loss					(235)	(235)		(235)
Balance at September 30, 2021	2,267	$23	$41,788	$(10,617)	$(642)	$30,552	$440	$30,992
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 83,000 miles of pipelines, 141 terminals, 700 Bcf of working natural gas storage capacity and 2.2 Bcf per year of renewable natural gas generation capacity. Our pipelines transport natural gas, refined petroleum products, renewable fuels, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, renewable fuel feedstocks, chemicals, ethanol, metals and petroleum coke.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Net Income Available to Stockholders	$576	$495	$1,878	$1,147
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)	(9)	(10)
Net Income Allocated to Class P Stockholders	$572	$491	$1,869	$1,137

Basic Weighted Average Shares Outstanding	2,253	2,267	2,262	2,265
Basic Earnings Per Share	$0.25	$0.22	$0.83	$0.50
(a)As of September 30, 2022, there were 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and accordingly are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13	13
Convertible trust preferred securities	3	3	3	3

2. Acquisitions and Divestitures

Business Combinations

As of September 30, 2022, our preliminary allocation of the purchase price for significant acquisitions completed during the nine months ended September 30, 2022 are detailed below.

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Goodwill	Current liabilities
			(In millions)
(1)	8/22	North American Natural Resources, Inc.	$132	$2	$5	$64	$61	$—
(2)	7/22	Mas CanAm, LLC	358	9	31	319	—	(1)

The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment.

(1) North American Natural Resources Acquisition

On August 11, 2022, we completed the acquisition of seven landfill assets from North American Natural Resources, Inc. and, its sister companies, North American Biofuels, LLC and North American-Central, LLC (NANR) consisting of gas-to-power facilities in Michigan and Kentucky for $132 million, including a preliminary purchase price adjustment for working capital. Other long-term assets within the purchase price allocation consists of intangibles related to gas rights and customer contracts with a weighted average amortization period of approximately 13 years. While our analysis of this transaction is ongoing, we currently believe the goodwill associated with this acquisition is tax deductible.

(2) Mas CanAm Acquisition

On July 19, 2022, we completed an acquisition of three landfill assets from Mas CanAm, LLC, comprising a renewable natural gas facility in Arlington, Texas and medium Btu facilities in Shreveport, Louisiana and Victoria, Texas for $358 million including a preliminary purchase price adjustment for working capital. Other long-term assets within the purchase price allocation reflects an intangible related to a customer contract with an amortization period of approximately 17 years.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1, 2022 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Goodwill

After measuring all of the identifiable tangible and intangible assets acquired and liabilities assumed at fair value on the acquisition date, the excess purchase price is assigned to goodwill. Goodwill is an intangible asset representing the future economic benefits expected to be derived from an acquisition that are not assigned to other identifiable, separately recognizable assets. We believe the primary items that generated our goodwill are both the value of the synergies created between the acquired assets and our pre-existing assets, and/or our expected ability to grow the business we acquired by leveraging our pre-existing business experience. We apply a look through method of recording deferred income taxes on the outside book-tax basis differences in our investments. As a result, no deferred income taxes are recorded associated with non-deductible goodwill recorded at the investee level.

Changes in the amounts of our goodwill for the nine months ended September 30, 2022 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	CO2 – Energy Transition Ventures	Total
	(In millions)
Goodwill as of December 31, 2021	$14,249	$2,343	$928	$1,378	$151	$802	$63	$19,914
Acquisitions(a)	—	—	—	—	—	—	51	51
Goodwill as of September 30, 2022	$14,249	$2,343	$928	$1,378	$151	$802	$114	$19,965
(a)Includes goodwill arising from our acquisition of NANR and a $10 million purchase price adjustment related to our 2021 acquisition of Kinetrex that was attributed to long-term deferred tax liabilities.

Divestitures

Sale of Interest in Elba Liquefaction Company L.L.C.

On September 26, 2022, we completed the sale of a 25.5% ownership interest in Elba Liquefaction Company L.L.C. (ELC). We received net proceeds of $557 million which were used to reduce short-term borrowings. As we continue to have a controlling financial interest in ELC, we recorded an increase of $190 million to “Additional paid in capital” for the impact of the change in our ownership interest in ELC, which is reflected on our accompanying consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022. We continue to own a 25.5% interest in and operate ELC.

We continue to consolidate ELC. We have determined that ELC is a variable interest entity and Southern Liquefaction Company, LLC (SLC), which is indirectly controlled by us, is the primary beneficiary because it has the ability to direct the activities that most significantly impact ELC’s economic performance and the right to receive benefits and the obligation to absorb losses. In addition to being the operator of ELC, the evaluation of ELC as a variable interest entity and SLC as the primary beneficiary included consideration of the following: (i) a liquefaction service agreement between ELC and its customer was designed for recovery by ELC of actual costs for operating and maintaining ELC’s facilities, which reduces the risk for all equity owners to absorb losses resulting from cost variability; and (ii) substantially all ELC’s activities involve KMI subsidiaries under common control that provide services for and benefit from the operations of ELC.

The following table shows the carrying amount and classification of ELC’s assets and liabilities in our consolidated balance sheet:

September 30, 2022
(In millions)
Assets
Current assets	$43
Property, plant and equipment, net	1,207
Deferred charges and other assets	6
Liabilities
Current liabilities	$28
Other long-term liabilities and deferred credits	5

We receive distributions from ELC, indirectly, through our interest in SLC, but otherwise, the assets of ELC cannot be used to settle our obligations. ELC’s creditors have no recourse against our general credit and the obligations of ELC may only be settled using the assets of ELC. ELC does not guarantee our debt or other similar commitments.

Sale of an Interest in NGPL Holdings

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” on our accompanying consolidated statement of income for the nine months ended September 30, 2021. We and Brookfield now each hold a 37.5% interest in NGPL Holdings.

3. Losses on Impairments and Other Write-downs

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

Investment in Ruby

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our equity investee, Ruby, which is included within “Earnings from equity investments” on our accompanying consolidated statement of income for the nine months ended September 30, 2021. The write-down was driven by the impairment recognized by Ruby of its assets.

Ruby Chapter 11 Bankruptcy Filing

The balance of Ruby Pipeline, L.L.C.’s 2022 unsecured notes matured on April 1, 2022 in the principal amount of $475 million. Although Ruby has sufficient liquidity to operate its business, it lacked sufficient liquidity to satisfy its obligations under the 2022 unsecured notes on the maturity date of April 1, 2022. Accordingly, on March 31, 2022, Ruby filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Ruby, as the debtor, will continue to operate in the ordinary course as a debtor in possession under the jurisdiction of the United States Bankruptcy Court. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021. We had no amounts included in our “Investments” on our accompanying consolidated balance sheets associated with Ruby as of September 30, 2022 or December 31, 2021.

4. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	September 30, 2022	December 31, 2021
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2026	$—	$—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes	—	—
Current portion of senior notes
8.625%, due January 2022(a)	—	260
4.15%, due March 2022(a)	—	375
1.50%, due March 2022(a)(b)	—	853
3.95% due September 2022(c)	—	1,000
3.15% due January 2023	1,000	—
Floating rate, due January 2023(d)	250	—
3.45% due February 2023	625	—
3.50% due September 2023	600	—
Trust I preferred securities, 4.75%, due March 2028	111	111
Current portion of other debt	48	47
Total current portion of debt	2,634	2,646

Long-term debt (excluding current portion)
Senior notes	28,343	29,097
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	336	348
Trust I preferred securities, 4.75%, due March 2028	109	110
Other	212	217
Total long-term debt	29,000	29,772
Total debt(e)	$31,634	$32,418
(a)We repaid the principal amount of these senior notes during the first quarter of 2022.
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
(c)We repaid the principal amount of these senior notes on June 1, 2022.
(d)These senior notes have an associated floating-to-fixed interest rate swap agreement which is designated as a cash flow hedge (see Note 6 “Risk Management—Interest Rate Risk Management”).
(e)Excludes our “Debt fair value adjustments” which, as of September 30, 2022 and December 31, 2021, increased our total debt balances by $107 million and $902 million, respectively.

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

On August 3, 2022, we issued in a registered offering two series of senior notes consisting of $750 million aggregate principal amount of 4.80% senior notes due 2033 and $750 million aggregate principal amount of 5.45% senior notes due 2052 and received combined net proceeds of $1,484 million. We used a portion of the proceeds to repay short-term borrowings and for general corporate purposes.

Credit Facilities and Restrictive Covenants

As of September 30, 2022, we had no borrowings outstanding under our credit facilities, no borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of September 30, 2022 was $3.9 billion. As of September 30, 2022, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	September 30, 2022		December 31, 2021
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,741	$29,188	$33,320	$37,775
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $203 million and $218 million as of September 30, 2022 and December 31, 2021, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2022 and December 31, 2021.

5. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. During the nine months ended September 30, 2022, we repurchased approximately 19 million of our shares for $333 million at an average price of $16.97 per share. Subsequent to September 30, 2022 and through October 20, 2022, we repurchased 2 million of our shares for $34 million at an average price of $16.75 per share, and since December 2017, in total, we have repurchased 54 million of our shares under the program at an average price of $17.40 per share for $942 million.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Per share cash dividend declared for the period	$0.2775	$0.27	$0.8325	$0.81
Per share cash dividend paid in the period	0.2775	0.27	0.8250	0.8025

On October 19, 2022, our board of directors declared a cash dividend of $0.2775 per share for the quarterly period ended September 30, 2022, which is payable on November 15, 2022 to shareholders of record as of the close of business on October 31, 2022.

Adoption of Accounting Pronouncement

On January 1, 2022, we adopted Accounting Standards Update (ASU) No. 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This ASU (i) simplifies an issuer’s accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separate accounting for embedded conversion features, (ii) amends diluted earnings per share calculations for convertible instruments by requiring the use of the if-converted method and (iii) simplifies the settlement assessment entities are required to perform on contracts that can potentially settle in an entity’s own equity by removing certain requirements. Using the modified retrospective method, the adoption of this ASU resulted in a pre-tax adjustment of $14 million to unwind the remaining unamortized debt discount within “Debt fair value adjustments” on our consolidated balance sheet and an adjustment of $11 million to unwind the balance of the conversion feature classified in “Additional paid in capital” on our consolidated statement of stockholders’ equity for the nine months ended September 30, 2022.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(366)	18	(348)
Loss reclassified from accumulated other comprehensive loss	396	—	396
Net current-period change in accumulated other comprehensive loss	30	18	48
Balance as of September 30, 2022	$(142)	$(221)	$(363)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2020	$(13)	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(444)	28	(416)
Loss reclassified from accumulated other comprehensive loss	181	—	181
Net current-period change in accumulated other comprehensive loss	(263)	28	(235)
Balance as of September 30, 2021	$(276)	$(366)	$(642)

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

Energy Commodity Price Risk Management

As of September 30, 2022, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(19.4)	MMBbl
Crude oil basis	(6.0)	MMBbl
Natural gas fixed price	(50.8)	Bcf
Natural gas basis	(28.0)	Bcf
NGL fixed price	(0.7)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.2)	MMBbl
Crude oil basis	(9.0)	MMBbl
Natural gas fixed price	(7.5)	Bcf
Natural gas basis	(37.8)	Bcf
NGL fixed price	(0.8)	MMBbl

As of September 30, 2022, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2026.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of September 30, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$7,500	Fair value hedge	March 2035
Variable-to-fixed interest rate contracts	250	Cash flow hedge	January 2023
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	5,100	Mark-to-Market	December 2022
(a)The principal amount of hedged senior notes consisted of $700 million included in “Current portion of debt” and $6,800 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the three and nine months ended September 30, 2022, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 11 “Recent Accounting Pronouncements” for further information on Topic 848.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of September 30, 2022:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
		Derivatives Asset		Derivatives Liability
		September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	Location	Fair value		Fair value
		(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	$104	$61	$(229)	$(141)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	29	3	(67)	(94)
Subtotal		133	64	(296)	(235)
Interest rate contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	3	101	(115)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	36	284	(307)	(15)
Subtotal		39	385	(422)	(18)
Foreign currency contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	—	35	(6)	(3)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	6	(62)	—
Subtotal		—	41	(68)	(3)
Total		172	490	(786)	(256)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	48	11	(151)	(31)
	Deferred charges and other assets/(Other long-term liabilities and deferred credits)	20	1	(22)	(6)
Subtotal		68	12	(173)	(37)
Interest rate contracts	Fair value of derivative contracts/(Fair value of derivative contracts)	39	12	—	—
Total		107	24	(173)	(37)
Total derivatives		$279	$514	$(959)	$(293)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(b)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2022
Energy commodity derivative contracts(a)	$63	$138	$—	$201	$(169)	$—	$32
Interest rate contracts	—	78	—	78	—	—	78
As of December 31, 2021
Energy commodity derivative contracts(a)	$56	$20	$—	$76	$(53)	$(20)	$3
Interest rate contracts	—	397	—	397	(9)	—	388
Foreign currency contracts	—	41	—	41	(3)	—	38

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(b)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2022
Energy commodity derivative contracts(a)	$(127)	$(342)	$—	$(469)	$169	$135	$(165)
Interest rate contracts	—	(422)	—	(422)	—	—	(422)
Foreign currency contracts	—	(68)	—	(68)	—	—	(68)
As of December 31, 2021
Energy commodity derivative contracts(a)	$(15)	$(257)	$—	$(272)	$53	$—	$(219)
Interest rate contracts	—	(18)	—	(18)	9	—	(9)
Foreign currency contracts	—	(3)	—	(3)	3	—	—
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(In millions)
Interest rate contracts	Interest, net	$(278)	$(39)	$(754)	$(228)

Hedged fixed rate debt(a)	Interest, net	$279	$39	$761	$229
(a)As of September 30, 2022, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $385 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended September 30,			Three Months Ended September 30,
	2022	2021		2022	2021
	(In millions)			(In millions)
Energy commodity derivative contracts	$195	$(140)	Revenues—Commodity sales	$(116)	$(94)
			Costs of sales	17	8
Interest rate contracts	—	1	Interest, net	—	—
Foreign currency contracts	(32)	(33)	Other, net	(34)	(34)
Total	$163	$(172)	Total	$(133)	$(120)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2022	2021		2022	2021
	(In millions)			(In millions)
Energy commodity derivative contracts	$(375)	$(514)	Revenues—Commodity sales	$(433)	$(167)
			Costs of sales	34	10
Interest rate contracts	7	3	Interest, net	—	—
Foreign currency contracts	(107)	(68)	Other, net	(115)	(79)
Total	$(475)	$(579)	Total	$(514)	$(236)
(a)We expect to reclassify approximately $124 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of September 30, 2022 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the nine months ended September 30, 2022 and 2021, we recognized approximate gains of $34 million and $6 million, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$44	$(40)	$18	$(703)
	Costs of sales	(30)	(7)	(129)	154
	Earnings from equity investments	(7)	(2)	(11)	(4)
Interest rate contracts	Interest, net	(20)	—	28	—
Total(a)		$(13)	$(49)	$(94)	$(553)
(a)The three and nine months ended September 30, 2022 amounts include approximate losses of $19 million and $39 million, respectively, and the three and nine months ended September 30, 2021 amounts include approximate losses of $24 million and $480 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2022 and December 31, 2021, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2022, we had cash margins of $223 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2021, we had cash margins of $14 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The balance at September 30, 2022 represents our initial margin requirements of $88 million and variation margin requirements of $135 million posted by us with our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of September 30, 2022, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $100 million of additional collateral.

7. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$845	$57	$199	$—	$—	$1,101
Fee-based services	243	247	106	11	—	607
Total services	1,088	304	305	11	—	1,708
Commodity sales
Natural gas sales	1,902	—	—	24	(7)	1,919
Product sales	389	511	11	353	(1)	1,263
Total commodity sales	2,291	511	11	377	(8)	3,182
Total revenues from customers	3,379	815	316	388	(8)	4,890
Other revenues(c)
Leasing services(d)	120	51	141	16	—	328
Derivatives adjustments on commodity sales	(12)	—	—	(60)	—	(72)
Other	18	6	—	7	—	31
Total other revenues	126	57	141	(37)	—	287
Total revenues	$3,505	$872	$457	$351	$(8)	$5,177

	Three Months Ended September 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$836	$66	$181	$1	$(2)	$1,082
Fee-based services	190	244	93	10	—	537
Total services	1,026	310	274	11	(2)	1,619
Commodity sales
Natural gas sales	1,097	—	—	7	(3)	1,101
Product sales	372	247	8	279	(11)	895
Total commodity sales	1,469	247	8	286	(14)	1,996
Total revenues from customers	2,495	557	282	297	(16)	3,615
Other revenues(c)
Leasing services(d)	119	42	140	15	—	316
Derivatives adjustments on commodity sales	(71)	—	—	(63)	—	(134)
Other	12	6	—	8	1	27
Total other revenues	60	48	140	(40)	1	209
Total revenues	$2,555	$605	$422	$257	$(15)	$3,824

	Nine Months Ended September 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$2,633	$176	$585	$1	$(2)	$3,393
Fee-based services	690	723	300	35	—	1,748
Total services	3,323	899	885	36	(2)	5,141
Commodity sales
Natural gas sales	4,938	—	—	68	(17)	4,989
Product sales	1,141	1,577	22	1,105	(4)	3,841
Total commodity sales	6,079	1,577	22	1,173	(21)	8,830
Total revenues from customers	9,402	2,476	907	1,209	(23)	13,971
Other revenues(c)
Leasing services(d)	355	144	430	44	—	973
Derivatives adjustments on commodity sales	(132)	(3)	—	(280)	—	(415)
Other	49	17	—	26	—	92
Total other revenues	272	158	430	(210)	—	650
Total revenues	$9,674	$2,634	$1,337	$999	$(23)	$14,621

	Nine Months Ended September 30, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from customers(a)
Services
Firm services(b)	$2,501	$191	$570	$1	$(2)	$3,261
Fee-based services	544	709	258	35	—	1,546
Total services	3,045	900	828	36	(2)	4,807
Commodity sales
Natural gas sales	5,090	—	—	9	(11)	5,088
Product sales	840	529	20	766	(34)	2,121
Total commodity sales	5,930	529	20	775	(45)	7,209
Total revenues from customers	8,975	1,429	848	811	(47)	12,016
Other revenues(c)
Leasing services(d)	356	128	427	42	—	953
Derivatives adjustments on commodity sales	(726)	(1)	—	(143)	—	(870)
Other	51	16	—	19	—	86
Total other revenues	(319)	143	427	(82)	—	169
Total revenues	$8,656	$1,572	$1,275	$729	$(47)	$12,185
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
(c)Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 6 “Risk Management” for additional information related to our derivative contracts.
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

Contract Balances

As of September 30, 2022 and December 31, 2021, our contract asset balances were $57 million and $39 million, respectively. Of the contract asset balance at December 31, 2021, $29 million was transferred to accounts receivable during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, our contract liability balances were $204 million and $212 million, respectively. Of the contract liability balance at December 31, 2021, $77 million was recognized as revenue during the nine months ended September 30, 2022.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2022 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Three months ended December 31, 2022	$1,157
2023	4,055
2024	3,244
2025	2,685
2026	2,357
Thereafter	14,007
Total	$27,505

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

8.  Reportable Segments

Financial information by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$3,497	$2,541	$9,653	$8,611
Intersegment revenues	8	14	21	45
Products Pipelines	872	605	2,634	1,572
Terminals
Revenues from external customers	457	421	1,335	1,273
Intersegment revenues	—	1	2	2
CO2	351	257	999	729
Corporate and intersegment eliminations	(8)	(15)	(23)	(47)
Total consolidated revenues	$5,177	$3,824	$14,621	$12,185

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,135	$1,069	$3,453	$2,602
Products Pipelines	257	279	855	792
Terminals	240	216	731	689
CO2	215	163	619	599
Total Segment EBDA	1,847	1,727	5,658	4,682
DD&A	(551)	(526)	(1,632)	(1,595)
Amortization of excess cost of equity investments	(19)	(21)	(57)	(56)
General and administrative and corporate charges	(149)	(167)	(438)	(465)
Interest, net	(399)	(368)	(1,087)	(1,122)
Income tax expense	(134)	(134)	(512)	(248)
Total consolidated net income	$595	$511	$1,932	$1,196

	September 30, 2022	December 31, 2021
	(In millions)
Assets
Natural Gas Pipelines	$47,872	$47,746
Products Pipelines	8,994	9,088
Terminals	8,362	8,513
CO2	3,470	2,843
Corporate assets(b)	1,294	2,226
Total consolidated assets	$69,992	$70,416
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

9.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except percentages)
Income tax expense	$134	$134	$512	$248
Effective tax rate	18.4%	20.8%	20.9%	17.2%

The effective tax rate for the three and nine months ended September 30, 2022 is lower than the statutory federal rate of 21% primarily due to the recognition of additional 2021 enhanced oil recovery credits from our initial estimate, the adjustment to the deferred tax liability as a result of the reduction in the state tax rate and dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings and Products (SE) Pipe Line Company (PPL), partially offset by state income taxes.

The effective tax rate for the three months ended September 30, 2021 is lower than the statutory federal rate of 21% primarily due to dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

The effective tax rate for the nine months ended September 30, 2021 is lower than the statutory federal rate of 21% primarily due to the release of the valuation allowance on our investment in NGPL Holdings upon the sale of a partial interest in NGPL Holdings and dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

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

EPNG FERC Proceeding

On April 21, 2022, EPNG was notified by the FERC of the commencement of a rate proceeding against it pursuant to Section 5 of the Natural Gas Act. This proceeding sets the matter for hearing to determine whether EPNG’s current rates remain just and reasonable. A proceeding under Section 5 of the Natural Gas Act is prospective in nature such that a change in rates charged to customers, if any, would likely only occur after the FERC has issued a final order. Unless a settlement is reached sooner, an initial Administrative Law Judge decision is anticipated in the second quarter of 2023. We are engaged actively in settlement discussions and anticipate joining with FERC Trial Staff and other active participants in the proceeding in filing an unopposed motion to suspend the procedural schedule to enable the parties to prepare documents necessary to document a settlement in principle that would fully resolve the proceeding. We do not believe that the ultimate resolution of this proceeding will have a material adverse impact to our business.

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

Continental Resources, Inc. v. Hiland Partners Holdings, LLC

On December 8, 2017, Continental Resources, Inc. (CLR) filed an action in Garfield County, Oklahoma state court alleging that Hiland Partners Holdings, LLC (Hiland Partners) breached a Gas Purchase Agreement, dated November 12, 2010, as amended (GPA), by failing to receive and purchase all of CLR’s dedicated gas under the GPA produced in three North Dakota counties.  CLR also alleged fraud, maintaining that Hiland Partners promised the construction of several additional facilities to process the gas without an intention to build the facilities. Hiland Partners denied these allegations, but the parties entered into a settlement agreement in June 2018, under which CLR agreed to release all of its claims in exchange for Hiland Partners’ construction of 10 infrastructure projects by November 1, 2020. CLR filed an amended petition in which it asserted that Hiland Partners’ failure to construct certain facilities by specific dates nullified the release contained in the settlement agreement. CLR’s amended petition asserted additional claims under both the GPA and a May 8, 2008 gas purchase contract covering additional North Dakota counties, including CLR’s contention that Hiland Partners was not allowed to deduct third-party processing fees from the gas purchase price. CLR sought damages in excess of $276 million. On September 14, 2022, the parties entered into a confidential settlement agreement, including an unconditional release and dismissal of the litigation with prejudice.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed suit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. We believe that our declaration of force majeure was valid and we intend to vigorously defend this case.

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

Arizona Line 2000 Rupture

On August 15, 2021, the 30” EPNG Line 2000 natural gas transmission pipeline ruptured in a rural area in Coolidge, Arizona. The failure resulted in a fire which destroyed a home, resulting in two fatalities and one injury. The National Transportation Safety Board is investigating the incident. The impacted pipeline segment is currently out of service. While no litigation is pending at this time, we notified our insurers of the incident and do not expect that the resolution of claims will have a material adverse impact to our business.

General

As of September 30, 2022 and December 31, 2021, our total reserve for legal matters was $42 million and $231 million, respectively.

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

PHMSA Enforcement Matter for KMLT Midwest Terminals

On July 11, 2022, Kinder Morgan Liquid Terminals (KMLT) received a Notice of Probable Violation (NOPV) from PHMSA relating to inspections conducted during 2021 at KMLT’s Cincinnati, Indianapolis, Dayton, Argo, O’Hare, and Wood River Terminals. The NOPV alleges 16 violations of Department of Transportation regulations. The NOPV proposes a penalty of approximately $455,000 and seeks a compliance agreement relating to three of the alleged violations. The alleged violations are predominately procedural in nature. On September 1, 2022, we submitted a Request for Hearing, Statement of Issues and Response to the NOPV. At the same time we initiated settlement discussions with PHMSA which are ongoing. We do not anticipate the costs to resolve this matter, including any costs to implement a compliance agreement, will have a material adverse impact to our business.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In December 2013, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In April 2015, the U.S. District Court ordered the case to be remanded to the state district court for Plaquemines Parish. In May 2018, the case was removed for a second time to the U.S. District Court. In May 2019, the U.S. District Court ordered the case to be remanded to the state district court. The case has been effectively stayed pending the resolution of jurisdictional issues in separate, consolidated cases to which TGP is not a party; The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with The Parish of Cameron, et al. v. BP America Production Company, et al. Those cases were removed to federal court and ordered to be remanded to the state district courts for Plaquemines and Cameron Parishes, respectively. The defendants to those consolidated cases pursued an appeal of the remand decisions to the United States Court of Appeals for the Fifth Circuit to determine whether there is federal officer jurisdiction. On October 17, 2022, the United States Court of Appeals ordered those consolidated cases to be remanded to the state district courts. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

On March 29, 2019, the City of New Orleans and Orleans Parish (collectively, Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In May 2019, Orleans moved to remand the case to the state district court. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party; Parish of Cameron vs. Auster Oil & Gas, Inc., pending in U.S. District Court for the Western District of Louisiana; after which either party may move to re-open the case. Until these and other issues are determined, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of September 30, 2022 and December 31, 2021, we have accrued a total reserve for environmental liabilities in the amount of $227 million and $243 million, respectively. In addition, as of September 30, 2022 and December 31, 2021, we had receivables of $11 million and $12 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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

During the nine months ended September 30, 2022 we amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. These agreements contain a combined notional principal amount of $1,725 million and convert a portion of our fixed rate debt to variable rates through March 2035. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. As we continue to amend our interest rate swap agreements to transition from LIBOR to SOFR, we will assess whether such amendments qualify for any of the optional expedients in Topic 848 and, should they qualify, whether we wish to elect any such optional expedients. See Note 6“Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

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

Sale of Interest in Elba Liquefaction Company L.L.C.

On September 27, 2022, we completed the sale of a 25.5% ownership interest in Elba Liquefaction Company L.L.C. (ELC). We received net proceeds of $557 million which were used to reduce short-term borrowings. As we continue to have a controlling financial interest in and consolidate ELC, we recorded an increase of $190 million to “Additional paid in capital” for the impact of the change in our ownership interest in ELC, which is reflected on our accompanying consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022. We continue to own a 25.5% interest in and operate ELC. See Note 2 “Acquisitions and Divestitures” for additional information regarding ELC.

North American Natural Resources Acquisition

On August 11, 2022, we completed the acquisition of seven landfill assets from North American Natural Resources, Inc. and, its sister companies, North American Biofuels, LLC and North American-Central, LLC (NANR) consisting of gas-to-power facilities in Michigan and Kentucky for $132 million, including a preliminary purchase price adjustment for working capital. We plan to convert three of the seven gas-to-power facilities to renewable natural gas facilities with a capital spend of approximately $145 million. We expect these facilities to be in service by mid-2024 and, once complete, are expected to generate approximately 1.7 Bcf per year of renewable natural gas. The remaining four NANR assets, projected to produce 8.0 megawatt-hours in 2023, further diversify KMI’s renewable portfolio by adding electricity generation to its landfill gas-to-power operations.

Mas CanAm Acquisition

On July 19, 2022, we completed an acquisition of three landfill assets from Mas CanAm, LLC, comprising a renewable natural gas facility in Arlington, Texas and medium Btu facilities in Shreveport, Louisiana and Victoria, Texas for $358 million including a preliminary purchase price adjustment for working capital. The Arlington facility is expected to produce 1.4 Bcf of renewable natural gas in 2023 and has the potential to grow significantly over the next decade.

2022 Dividends and Discretionary Capital

We expect to declare dividends of $1.11 per share for 2022, a 3% increase from the 2021 declared dividends of $1.08 per share. We now expect to invest $1.8 billion in expansion projects, acquisitions, and contributions to joint ventures or discretionary capital expenditures during 2022.

The expectations for 2022 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using the GAAP financial measures of Segment EBDA (as presented in Note 8 “Reportable Segments”) and Net income attributable to Kinder Morgan, Inc., along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three and nine months ended September 30, 2022 and 2021 present Segment EBDA and Net income attributable to Kinder Morgan, Inc. which are prepared and presented in accordance with GAAP. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Net Debt

Net Debt is calculated, based on amounts as of September 30, 2022, by subtracting the following amounts from our debt balance of $31,741 million: (i) cash and cash equivalents of $483 million; and (ii) debt fair value adjustments of $107 million; and excluding the foreign exchange impact on Euro-denominated bonds of $(53) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt is a non-GAAP financial measure that management believes is useful to investors and other users of our financial information in evaluating our leverage. We believe the most comparable measure to Net Debt is debt net of cash and cash equivalents.

Consolidated Earnings Results (GAAP)

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended September 30,
	2022	2021	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$1,135	$1,069	$66	6%
Products Pipelines	257	279	(22)	(8)%
Terminals	240	216	24	11%
CO2	215	163	52	32%
Total Segment EBDA	1,847	1,727	120	7%
DD&A	(551)	(526)	(25)	(5)%
Amortization of excess cost of equity investments	(19)	(21)	2	10%
General and administrative and corporate charges	(149)	(167)	18	11%
Interest, net	(399)	(368)	(31)	(8)%
Income before income taxes	729	645	84	13%
Income tax expense	(134)	(134)	—	—%
Net income	595	511	84	16%
Net income attributable to noncontrolling interests	(19)	(16)	(3)	(19)%
Net income attributable to Kinder Morgan, Inc.	$576	$495	$81	16%

	Nine Months Ended September 30,
	2022	2021	Earnings increase/(decrease)
	(In millions, except percentages)
Segment EBDA(a)
Natural Gas Pipelines	$3,453	$2,602	$851	33%
Products Pipelines	855	792	63	8%
Terminals	731	689	42	6%
CO2	619	599	20	3%
Total Segment EBDA	5,658	4,682	976	21%
DD&A	(1,632)	(1,595)	(37)	(2)%
Amortization of excess cost of equity investments	(57)	(56)	(1)	(2)%
General and administrative and corporate charges	(438)	(465)	27	6%
Interest, net	(1,087)	(1,122)	35	3%
Income before income taxes	2,444	1,444	1,000	69%
Income tax expense	(512)	(248)	(264)	(106)%
Net income	1,932	1,196	736	62%
Net income attributable to noncontrolling interests	(54)	(49)	(5)	(10)%
Net income attributable to Kinder Morgan, Inc.	$1,878	$1,147	$731	64%
(a)Includes revenues, earnings from equity investments, operating expenses, (gain) loss on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

Net income attributable to Kinder Morgan, Inc. increased $81 million and $731 million for the three and nine months ended September 30, 2022, respectively, as compared to the respective prior year periods. The third quarter increase was primarily due to higher earnings from our Natural Gas Pipelines and CO2 business segments. The year-to-date increase was primarily due to the $1,600 million pre-tax non-cash impairment loss in 2021 related to South Texas gathering and processing assets within our Natural Gas Pipeline segment and higher earnings from our Products Pipelines business segment with our West Coast Refined Products and Southeast Refined Products assets partially offset by the benefit in the 2021 period of $1,097 million for largely nonrecurring earnings related to the February 2021 winter storm, mostly impacting the earnings from our Natural Gas Pipelines and CO2 business segments.

Certain Items Affecting Consolidated Earnings Results

	Three Months Ended September 30,
	2022			2021
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$1,135	$24	$1,159	$1,069	$21	$1,090	$69
Products Pipelines	257	—	257	279	1	280	(23)
Terminals	240	—	240	216	17	233	7
CO2	215	(20)	195	163	(9)	154	41
Total Segment EBDA(a)	1,847	4	1,851	1,727	30	1,757	94
DD&A and amortization of excess cost of equity investments	(570)	—	(570)	(547)	—	(547)	(23)
General and administrative and corporate charges(a)	(149)	—	(149)	(167)	—	(167)	18
Interest, net(a)	(399)	15	(384)	(368)	(8)	(376)	(8)
Income before income taxes	729	19	748	645	22	667	81
Income tax expense(b)	(134)	(20)	(154)	(134)	(12)	(146)	(8)
Net income	595	(1)	594	511	10	521	73
Net income attributable to noncontrolling interests	(19)	—	(19)	(16)	—	(16)	(3)
Net income attributable to Kinder Morgan, Inc.	$576	$(1)	$575	$495	$10	$505	$70

	Nine Months Ended September 30,
	2022			2021
	GAAP	Certain Items	Adjusted	GAAP	Certain Items	Adjusted	Adjusted amounts increase/(decrease) to earnings
	(In millions)
Segment EBDA
Natural Gas Pipelines	$3,453	$136	$3,589	$2,602	$1,646	$4,248	$(659)
Products Pipelines	855	—	855	792	44	836	19
Terminals	731	—	731	689	17	706	25
CO2	619	(5)	614	599	(3)	596	18
Total Segment EBDA(a)	5,658	131	5,789	4,682	1,704	6,386	(597)
DD&A and amortization of excess cost of equity investments	(1,689)	—	(1,689)	(1,651)	—	(1,651)	(38)
General and administrative and corporate charges(a)	(438)	—	(438)	(465)	—	(465)	27
Interest, net(a)	(1,087)	(46)	(1,133)	(1,122)	(17)	(1,139)	6
Income before income taxes	2,444	85	2,529	1,444	1,687	3,131	(602)
Income tax expense(b)	(512)	(35)	(547)	(248)	(439)	(687)	140
Net income	1,932	50	1,982	1,196	1,248	2,444	(462)
Net income attributable to noncontrolling interests(a)	(54)	—	(54)	(49)	—	(49)	(5)
Net income attributable to Kinder Morgan, Inc.	$1,878	$50	$1,928	$1,147	$1,248	$2,395	$(467)
(a)For a more detailed discussion of Certain Items, see the footnotes to the tables within “—Segment Earnings Results” and “—DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests” below.
(b)The combined net effect of the income tax Certain Items represents the income tax provision on Certain Items plus discrete income tax items.

Net income attributable to Kinder Morgan, Inc. adjusted for Certain Items (Adjusted Earnings) increased by $70 million for the three months ended September 30, 2022 and decreased by $467 million for the nine months ended September 30, 2022 as compared to the respective prior year periods. The third quarter increase was primarily due to higher earnings from our Natural Gas Pipeline and CO2 business segments. The year-to-date decrease was impacted by lower earnings of $744 million from our Natural Gas Pipelines business segment’s Midstream region (primarily related to the February 2021 winter storm, and therefore largely nonrecurring) partially offset by lower income tax expense.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted Earnings to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income attributable to Kinder Morgan, Inc. (GAAP)	$576	$495	$1,878	$1,147
Total Certain Items	(1)	10	50	1,248
Adjusted Earnings(a)	575	505	1,928	2,395
DD&A and amortization of excess cost of equity investments for DCF(b)	647	612	1,897	1,854
Income tax expense for DCF(a)(b)	167	165	601	754
Cash taxes(b)	(15)	(12)	(63)	(56)
Sustaining capital expenditures(b)	(243)	(241)	(581)	(558)
Other items(c)	(9)	(16)	(29)	(22)
DCF	$1,122	$1,013	$3,753	$4,367

Adjusted Segment EBDA to Adjusted EBITDA to DCF

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except per share amounts)
Natural Gas Pipelines	$1,159	$1,090	$3,589	$4,248
Products Pipelines	257	280	855	836
Terminals	240	233	731	706
CO2	195	154	614	596
Adjusted Segment EBDA(a)	1,851	1,757	5,789	6,386
General and administrative and corporate charges(a)	(149)	(167)	(438)	(465)
Joint venture DD&A and income tax expense(a)(b)	90	84	262	270
Net income attributable to noncontrolling interests(a)	(19)	(16)	(54)	(49)
Adjusted EBITDA	1,773	1,658	5,559	6,142
Interest, net(a)	(384)	(376)	(1,133)	(1,139)
Cash taxes(b)	(15)	(12)	(63)	(56)
Sustaining capital expenditures(b)	(243)	(241)	(581)	(558)
Other items(c)	(9)	(16)	(29)	(22)
DCF	$1,122	$1,013	$3,753	$4,367

Adjusted Earnings per share	$0.25	$0.22	$0.85	$1.05
Weighted average shares outstanding for dividends(d)	2,267	2,279	2,275	2,278
DCF per share	$0.49	$0.44	$1.65	$1.92
Declared dividends per share	$0.2775	$0.27	$0.8325	$0.81
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
(c)Includes pension contributions, non-cash pension expense and non-cash compensation associated with our restricted stock program.
(d)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. (GAAP) to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
Net income attributable to Kinder Morgan, Inc. (GAAP)	$576	$495	$1,878	$1,147
Certain Items:
Fair value amortization	(4)	(7)	(11)	(15)
Legal, environmental and taxes other than income tax reserves	23	—	23	112
Change in fair value of derivative contracts(a)	(6)	22	49	64
Loss on impairments, divestitures and other write-downs, net(b)	—	4	—	1,515
Income tax Certain Items	(20)	(12)	(35)	(439)
Other	6	3	24	11
Total Certain Items(c)	(1)	10	50	1,248
DD&A and amortization of excess cost of equity investments	570	547	1,689	1,651
Income tax expense(d)	154	146	547	687
Joint venture DD&A and income tax expense(d)(e)	90	84	262	270
Interest, net(d)	384	376	1,133	1,139
Adjusted EBITDA	$1,773	$1,658	$5,559	$6,142
(a)Gains or losses are reflected in our DCF when realized.
(b)Nine months ended September 30, 2021 amount includes a pre-tax non-cash impairment loss of $1,600 million related to our South Texas gathering and processing assets within our Natural Gas Pipelines business segment reported within “(Gain) loss on divestitures and impairments, net” and a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings LLC, offset partially by a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, reported within “Other, net” and “Earnings from equity investments,” respectively, on the accompanying consolidated statement of income.
(c)Three months ended September 30, 2022 and 2021 amounts include less than $1 million and $2 million, respectively, and nine months ended September 30, 2022 and 2021 amounts include $4 million and $129 million, respectively, reported within “Earnings from equity investments” on our consolidated statements of income.
(d)Amounts are adjusted for Certain Items. See tables included in “—Supplemental Information” and “—DD&A, General and Administrative and Corporate Charges, Interest, net, and Noncontrolling Interests” below.
(e)Represents joint venture DD&A and income tax expense. See tables included in “—Supplemental Information” below.

Supplemental Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions)
DD&A (GAAP)	$551	$526	$1,632	$1,595
Amortization of excess cost of equity investments (GAAP)	19	21	57	56
DD&A and amortization of excess cost of equity investments	570	547	1,689	1,651
Joint venture DD&A	77	65	208	203
DD&A and amortization of excess cost of equity investments for DCF	$647	$612	$1,897	$1,854

Income tax expense (GAAP)	$134	$134	$512	$248
Certain Items	20	12	35	439
Income tax expense(a)	154	146	547	687
Unconsolidated joint venture income tax expense(a)(b)	13	19	54	67
Income tax expense for DCF(a)	$167	$165	$601	$754

Additional joint venture information
Unconsolidated joint venture DD&A	$89	$76	$242	$236
Less: Consolidated joint venture partners’ DD&A	12	11	34	33
Joint venture DD&A	77	65	208	203
Unconsolidated joint venture income tax expense(a)(b)	13	19	54	67
Joint venture DD&A and income tax expense(a)	$90	$84	$262	$270

Unconsolidated joint venture cash taxes(b)	$(12)	$(13)	$(51)	$(47)

Unconsolidated joint venture sustaining capital expenditures	$(38)	$(29)	$(89)	$(81)
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(2)	(6)	(5)
Joint venture sustaining capital expenditures	$(36)	$(27)	$(83)	$(76)
(a)Amounts are adjusted for Certain Items.
(b)Amounts are associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$3,505	$2,555	$9,674	$8,656
Operating expenses	(2,548)	(1,634)	(6,706)	(4,981)
Gain (loss) on divestitures and impairments, net	8	—	8	(1,599)
Other income	—	—	2	2
Earnings from equity investments	168	144	471	311
Other, net	2	4	4	213
Segment EBDA	1,135	1,069	3,453	2,602
Certain Items(a)	24	21	136	1,646
Adjusted Segment EBDA	$1,159	$1,090	$3,589	$4,248

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$69		$(659)

Volumetric data(b)
Transport volumes (BBtu/d)	38,637	38,527	38,726	38,593
Sales volumes (BBtu/d)	2,469	2,616	2,521	2,480
Gathering volumes (BBtu/d)	3,179	2,808	2,999	2,662
NGLs (MBbl/d)	24	29	29	30
Certain Items affecting Segment EBDA
(a)Three months ended September 30, 2022 amount includes an increase in revenues of $51 million and an increase in costs of sales of $47 million, and nine months ended September 30, 2022 amount includes an increase in revenues of $48 million and an increase in costs of sales of $133 million related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales and purchases. Three and nine months ended September 30, 2022 amounts also include an increase in other operating expenses of $23 million related to a certain litigation matter and $6 million and $24 million, respectively, related to costs associated with a pipeline rupture. Three and nine months ended September 30, 2021 amounts include decreases in revenues of $14 million and $36 million, respectively, related to non-cash mark-to-market derivative contracts used to hedge forecasted natural gas and NGL sales. Nine months ended September 30, 2021 amount also includes a pre-tax non-cash asset impairment loss of $1,600 million related to our South Texas gathering and processing assets, a write-down of $117 million on a long-term subordinated note receivable from an equity investee, Ruby, and an increase in expense of $69 million related to a litigation reserve partially offset by a pre-tax gain of $206 million associated with the sale of a partial interest in our equity investment in NGPL Holdings.
Other
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired pipelines are included and volumes for assets sold are excluded for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Midstream	$351	$289	$62
East	595	577	18
West	213	224	(11)
Total Natural Gas Pipelines	$1,159	$1,090	$69

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Midstream	$1,063	$1,807	$(744)
East	1,846	1,706	140
West	680	735	(55)
Total Natural Gas Pipelines	$3,589	$4,248	$(659)

The changes in Segment EBDA for our Natural Gas Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:
•$62 million (21%) increase and $744 million (41%) decrease, respectively, in Midstream. The third quarter increase was primarily due to higher volumes on our KinderHawk assets, higher sales margins due to higher prices on our Texas intrastate natural gas pipeline operations and Altamont asset. The year-to-date decrease was primarily due to lower sales margins of $840 million on our Texas intrastate natural gas pipeline operations and $65 million on our South Texas assets largely driven by higher 2021 commodity prices related to the February 2021 winter storm. These decreases were partially offset by higher volumes on our KinderHawk assets, higher NGL sales margins driven by higher prices on our Altamont asset and higher earnings on our Oklahoma assets from higher 2021 commodity prices on certain purchase contracts as a result of the February 2021 winter storm. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales;
•$18 million (3%) and $140 million (8%) increases, respectively, in the East Region were primarily due to higher capacity sales associated with our Stagecoach assets, higher equity earnings from SNG as a result of increased revenues due to an increase in demand for services and increased earnings from Kinder Morgan Louisiana Pipeline, LLC reflecting a new LNG customer contract partially offset by decreased earnings on TGP driven by higher operating expenses due in part to higher property taxes and pipeline integrity costs. The year-to-date increase was further impacted by our July 2021 acquisition of the Stagecoach assets; and
•$11 million (5%) and $55 million (7%) decreases, respectively, in the West Region were primarily due to lower earnings from Colorado Interstate Gas Company, L.L.C. driven by lower revenues resulting from a rate case settlement and a decrease in revenues from EPNG driven by lower commodity and park and loan volumes that resulted from a partial pipeline outage.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$872	$605	$2,634	$1,572
Operating expenses	(632)	(341)	(1,846)	(828)
Gain on divestitures and impairments, net	—	—	12	—
Earnings from equity investments	17	15	55	48
Segment EBDA	257	279	855	792
Certain Items(a)	—	1	—	44
Adjusted Segment EBDA	$257	$280	$855	$836

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$(23)		$19

Volumetric data(b)
Gasoline(c)	989	1,023	982	987
Diesel fuel	368	389	370	395
Jet fuel	278	250	262	217
Total refined product volumes	1,635	1,662	1,614	1,599
Crude and condensate	467	491	477	503
Total delivery volumes (MBbl/d)	2,102	2,153	2,091	2,102
Certain Items affecting Segment EBDA
(a)Nine months ended September 30, 2021 amount includes increases in expenses of $28 million and $15 million related to a litigation reserve and an environmental reserve adjustment, respectively.
Other
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Crude and Condensate	$72	$85	$(13)
Southeast Refined Products	57	64	(7)
West Coast Refined Products	128	131	(3)
Total Products Pipelines	$257	$280	$(23)

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Crude and Condensate	$250	$269	$(19)
Southeast Refined Products	209	198	11
West Coast Refined Products	396	369	27
Total Products Pipelines	$855	$836	$19

The changes in Segment EBDA for our Products Pipelines business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:
•$13 million (15%) and $19 million (7%) decreases, respectively, in Crude and Condensate were primarily due to lower earnings from our Bakken Crude assets due to lower volumes from our Double H pipeline and an unfavorable inventory valuation adjustment due to a decline in commodity prices and from our Kinder Morgan Crude & Condensate pipeline driven primarily by lower deficiency revenues, partially offset by higher earnings from our KM Condensate Processing facility reflecting increased revenues due to higher volumes and rate escalations. Our Crude and Condensate pipeline also had higher revenues of $209 million and $832 million, respectively, with corresponding increases in cost of sales, resulting from increased marketing activities;
•$7 million (11%) decrease and $11 million (6%) increase, respectively, in Southeast Refined Products. The third quarter decrease was primarily due to lower earnings at our Transmix processing operations as a result of an unfavorable inventory valuation adjustment due to a decline in commodity prices. The year-to-date increase was primarily due to higher earnings at our Transmix processing operations primarily due to higher prices and volumes; and
•$3 million (2%) decrease and $27 million (7%) increase, respectively, in West Coast Refined Products. The third quarter decrease was primarily due to lower earnings on our Pacific operations (SFPP) as a result of higher integrity management spending and lower revenues due to an overall decrease in volumes partially offset by an increase in regulated rates. The year-to-date increase was primarily due to a gain on sale of land at Calnev Pipe Line LLC, increased earnings driven by higher revenues on our West Coast terminals from higher volumes and SFPP resulting from higher revenues driven by increased regulatory rates.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$457	$422	$1,337	$1,275
Operating expenses	(222)	(200)	(637)	(588)
(Loss) gain on divestitures and impairments, net	—	(14)	9	(14)
Other income	1	4	5	4
Earnings from equity investments	3	3	11	10
Other, net	1	1	6	2
Segment EBDA	240	216	731	689
Certain Items(a)	—	17	—	17
Adjusted Segment EBDA	$240	$233	$731	$706

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$7		$25

Volumetric data(b)
Liquids leasable capacity (MMBbl)	78.9	79.0	78.9	79.0
Liquids utilization %(c)	91.1%	94.7%	91.1%	94.7%
Bulk transload tonnage (MMtons)	13.4	13.4	40.0	37.9
Certain Items affecting Segment EBDA
(a)Three and nine months ended September 30, 2021 amounts each include a pre-tax non-cash impairment loss of $14 million related to the reclassification of an asset to held for sale.
Other
(b)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(c)The ratio of our tankage capacity in service to tankage capacity available for service.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are reclassified for all periods presented from the historical region and included within the All others group. Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Mid Atlantic	$30	$15	$15
Gulf Central	35	31	4
Gulf Liquids	65	76	(11)
Northeast	22	25	(3)
Marine operations	34	37	(3)
All others (including intrasegment eliminations)	54	49	5
Total Terminals	$240	$233	$7

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Mid Atlantic	$77	$47	$30
Gulf Central	102	83	19
Gulf Liquids	217	220	(3)
Northeast	67	80	(13)
Marine operations	105	117	(12)
All others (including intrasegment eliminations)	163	159	4
Total Terminals	$731	$706	$25

The changes in Segment EBDA for our Terminals business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:
•$15 million (100%) and $30 million (64%) increases, respectively, in the Mid Atlantic terminals were primarily due to higher handling rates and coal volumes at our Pier IX facility;
•$4 million (13%) and $19 million (23%) increases, respectively, in the Gulf Central terminals were primarily due to lower property tax expense at our Battleground Oil Specialty Terminal Company LLC. The year-to-date increase was also impacted by higher volumes for petroleum coke handling activities, owing largely to refinery outages in the 2021 period associated with the February 2021 winter storm;
•$11 million (14%) and $3 million (1%) decreases, respectively, in the Gulf Liquids region were primarily due to higher property tax expense at Pasadena and Galena Park terminals. The year-to-date decrease was partially offset by increased revenues from contractual rate escalations and higher volumes and associated ancillary fees;
•$3 million (12%) and $13 million (16%) decreases, respectively, in the Northeast terminals were primarily driven by decreased revenues associated with lower utilization and rates on re-contracted tank positions at our Carteret and Perth Amboy facilities; and
•$3 million (8%) and $12 million (10%) decreases, respectively, in Marine operations were primarily due to lower average charter rates partially offset by higher fleet utilization.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In millions, except operating statistics)
Revenues	$351	$257	$999	$729
Operating expenses	(143)	(112)	(408)	(161)
Gain on divestitures and impairments, net	—	11	1	8
Earnings from equity investments	7	7	27	23
Segment EBDA	215	163	619	599
Certain Items(a)	(20)	(9)	(5)	(3)
Adjusted Segment EBDA	$195	$154	$614	$596

Change from prior period	Increase/(Decrease)
Adjusted Segment EBDA	$41		$18

Volumetric data
SACROC oil production	19.9	20.1	19.6	19.9
Yates oil production	6.4	6.5	6.5	6.5
Katz and Goldsmith oil production	1.8	2.1	1.9	2.3
Tall Cotton oil production	1.0	1.1	1.0	1.0
Total oil production, net (MBbl/d)(b)	29.1	29.8	29.0	29.7
NGL sales volumes, net (MBbl/d)(b)	9.7	9.7	9.5	9.3
CO2 sales volumes, net (Bcf/d)	0.3	0.4	0.4	0.4
Realized weighted average oil price ($ per Bbl)	$66.34	$53.03	$67.91	$52.21
Realized weighted average NGL price ($ per Bbl)	$37.68	$28.01	$41.01	$23.73
Certain Items affecting Segment EBDA
(a)Three and nine months ended September 30, 2022 amounts include $(20) million and $(5) million, respectively, and three and nine months ended September 30, 2021 amounts include $1 million and $7 million, respectively, of changes in revenue related to non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales.
Other
(b)Net of royalties and outside working interests.

Below are the changes in Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Oil and Gas Producing activities	$132	$63	$69
Source and Transportation activities	59	89	(30)
Subtotal	191	152	39
Energy Transition Ventures	4	2	2
Total CO2	$195	$154	$41

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

	Adjusted Segment EBDA
	2022	2021	increase/ (decrease)
Oil and Gas Producing activities	$410	$397	$13
Source and Transportation activities	190	197	(7)
Subtotal	600	594	6
Energy Transition Ventures	14	2	12
Total CO2	$614	$596	$18

The changes in Segment EBDA for our CO2 business segment are further explained by the following discussion of the significant factors driving Adjusted Segment EBDA in the comparable three and nine-month periods ended September 30, 2022 and 2021:
•$69 million (110%) and $13 million (3%) increases, respectively, in Oil and Gas Producing activities primarily due to higher realized crude oil and NGL prices which increased revenues by $44 million and $173 million, respectively and a third quarter 2021 settlement of $38 million for a terminated affiliate purchase contract with Source and Transportation activities. The year-to-date increase was also impacted by higher operating expenses of $179 million mainly driven by the benefit realized in the 2021 period from returning power to the grid by curtailing oil production during the February 2021 winter storm; and
•$30 million (34%) and $7 million (4%) decreases, respectively, in Source and Transportation activities primarily due to a third quarter 2021 settlement of $38 million for a terminated affiliate sales contract with Oil and Gas Producing activities offset by increased revenues of $12 million and $46 million, respectively, related to higher CO2 sales prices. The year-to-date decrease was also impacted by decreased revenues related to lower CO2 sales volumes.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of September 30, 2022:

	Remaining 2022	2023	2024	2025	2026
Crude Oil(a)
Price ($ per Bbl)	$62.42	$63.28	$61.04	$61.08	$65.67
Volume (MBbl/d)	26.40	21.10	13.40	8.95	3.00
NGLs
Price ($ per Bbl)	$56.02	$61.39
Volume (MBbl/d)	4.57	2.04
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$0.53	$0.87
Volume (MBbl/d)	23.65	14.50
(a)Includes West Texas Intermediate hedges.

DD&A, General and Administrative and Corporate Charges, Interest, net and Noncontrolling Interests

	Three Months Ended September 30,		Earnings increase/(decrease)
	2022	2021
	(In millions, except percentages)
DD&A (GAAP)	$(551)	$(526)	$(25)	(5)%

General and administrative (GAAP)	$(162)	$(174)	$12	7%
Corporate benefit	13	7	6	86%
Certain Items(a)	—	—	—	—%
General and administrative and corporate charges(b)	$(149)	$(167)	$18	11%

Interest, net (GAAP)	$(399)	$(368)	$(31)	(8)%
Certain Items(c)	15	(8)	23	288%
Interest, net(b)	$(384)	$(376)	$(8)	(2)%

Net income attributable to noncontrolling interests (GAAP)	$(19)	$(16)	$(3)	(19)%
Certain Items	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(19)	$(16)	$(3)	(19)%

	Nine Months Ended September 30,		Earnings increase/(decrease)
	2022	2021
	(In millions, except percentages)
DD&A (GAAP)	$(1,632)	$(1,595)	$(37)	(2)%

General and administrative (GAAP)	$(470)	$(490)	$20	4%
Corporate benefit	32	25	7	28%
Certain Items(a)	—	—	—	—%
General and administrative and corporate charges(b)	$(438)	$(465)	$27	6%

Interest, net (GAAP)	$(1,087)	$(1,122)	$35	3%
Certain Items(c)	(46)	(17)	(29)	(171)%
Interest, net(b)	$(1,133)	$(1,139)	$6	1%

Net income attributable to noncontrolling interests (GAAP)	$(54)	$(49)	$(5)	(10)%
Certain Items(d)	—	—	—	—%
Net income attributable to noncontrolling interests(b)	$(54)	$(49)	$(5)	(10)%
Certain items
(a)Three and nine months ended September 30, 2022 amounts include less than $1 million of general and administrative and corporate charges associated with Certain Items.
(b)Amounts are adjusted for Certain Items.
(c)Three and nine months ended September 30, 2022 amounts include an increase of $19 million and a decrease of $35 million in interest expense, respectively, related to non-cash mismatches between the change in fair value of interest rate swaps and change in fair value of hedged debt, primarily related to our floating-to-fixed LIBOR interest rate swaps which are not designated as accounting hedges and decreases in expense of $4 million and $11 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions. Three and nine months September 30, 2021 amounts include decreases of $7 million and $15 million, respectively, related to non-cash debt fair value adjustments associated with acquisitions.
(d)Nine months ended September 30, 2021 amount includes less than $1 million of noncontrolling interests associated with Certain Items.

General and administrative expenses and corporate charges adjusted for Certain Items for the three and nine months ended September 30, 2022 when compared with the respective prior year periods decreased $18 million and $27 million, respectively, primarily due to higher capitalized costs of $10 million and $31 million, respectively, reflecting higher capital spending and lower benefit-related and pension costs of $5 million and $9 million, respectively, partially offset by $1 million and $12 million, respectively, of higher labor, travel and legal costs.

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our consolidated interest expense, net adjusted for Certain Items for the three and nine months ended September 30, 2022 when compared with the respective prior year periods increased $8 million and decreased $6 million, respectively, primarily due to lower long-term average interest rates and long-term debt balances, partially offset by higher short-term debt rates.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2022 and December 31, 2021, approximately 8% and 21%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The September 30, 2022 rate was lower because we entered into variable-to-fixed interest rate hedges that expire at the end of 2022. Without those hedges, as of September 30, 2022, our debt subject to variable interest rates would have been approximately 24%. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Net income attributable to noncontrolling interests represents the allocation of our consolidated net income attributable to all outstanding ownership interests in our consolidated subsidiaries that are not owned by us.

Income Taxes

Our tax expense for the three months ended September 30, 2022 was approximately $134 million as compared with $134 million for the same period of 2021. The tax expense was the same due primarily to federal taxes on higher pre-tax book income, partially offset by state income taxes as a result of the reduction of the state tax rate in current period.

Our tax expense for the nine months ended September 30, 2022 was approximately $512 million as compared with $248 million for the same period of 2021. The $264 million increase in tax expense was due primarily to federal and state taxes on higher pre-tax book income in the current year and the release of the valuation allowance on our investment in NGPL Holdings in the prior year.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 (IRA) into law. The IRA includes a new corporate alternative minimum tax (Corporate AMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. The Corporate AMT is effective for tax years beginning after December 31, 2022. We are evaluating the Corporate AMT and its potential impact on our current income tax expense and cash taxes. However, we currently do not believe this will have an impact on our cash taxes for the 2023 tax year.

Liquidity and Capital Resources

General

As of September 30, 2022, we had $483 million of “Cash and cash equivalents,” a decrease of $657 million from December 31, 2021. Additionally, as of September 30, 2022, we had borrowing capacity of approximately $3.9 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $3,563 million and $4,440 million in the first nine months of 2022 and 2021, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any.

Our board of directors declared a quarterly dividend of $0.2775 per share for the third quarter of 2022, consistent with the dividend declared for the previous quarter.

On February 23, 2022, EPNG issued in a private offering $300 million aggregate principal amount of 3.50% senior notes due 2032 and received net proceeds of $298 million after discount and issuance costs.

On August 3, 2022, we issued in a registered offering two series of senior notes consisting of $750 million aggregate principal amount of 4.80% senior notes due 2033 and $750 million aggregate principal amount of 5.45% senior notes due 2052 and received combined net proceeds of $1,484 million. We used a portion of the proceeds to repay short-term borrowings and for general corporate purposes.

During the first quarter, upon maturity, we repaid EPNG’s 8.625% senior notes, our 4.15% corporate senior notes, and the 1.50% series of our Euro denominated debt. During the second quarter 2022, we repaid $1 billion of our 3.95% senior notes using short-term borrowings. The short-term borrowings were repaid in the third quarter 2022 with proceeds from the August 2022 senior note issuances.

Short-term Liquidity

As of September 30, 2022, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of credit facilities and associated commercial paper program. The loan commitments under our credit facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our credit facilities and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2022, our $2,634 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2021 was $2,646 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,329 million and $1,992 million as of September 30, 2022 and December 31, 2021, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $337 million unfavorable change from year-end 2021 was primarily due to (i) a $657 million decrease in cash and cash equivalents which includes $1,190 million related to repayments of senior notes that matured in the first quarter of 2022 using cash on hand (while the change in our current maturities of senior notes remains flat); (ii) unfavorable short-term fair value adjustments on derivative contracts of $349 million; and (iii) a $58 million net unfavorable change in our accounts receivables and payables; partially offset by (i) a $233 million increase in restricted deposits related to our derivative activity; (ii) a $192 million decrease in accrued contingencies; (iii) a $177 million decrease in accrued interest; and (iv) a $153 million increase in inventories, primarily gas in underground storage. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2022, and the amount we expect to spend for the remainder of 2022 to sustain our assets and grow our business are as follows:

	Nine Months Ended September 30, 2022	2022 Remaining	Total 2022
	(In millions)
Sustaining capital expenditures(a)(b)	$581	$317	$898
Discretionary capital investments(b)(c)(d)	1,214	632	1,846
(a)Nine months ended September 30, 2022, 2022 Remaining, and Total 2022 amounts include $83 million, $53 million, and $136 million, respectively, for sustaining capital expenditures from unconsolidated joint ventures, reduced by consolidated joint venture partners’ sustaining capital expenditures. See table included in “—Results of Operations—Non-GAAP Financial Measures—Supplemental Information.”

(b)Nine months ended September 30, 2022 amount includes $15 million due to increases in accrued capital expenditures and contractor retainage and net changes in other.
(c)Nine months ended September 30, 2022 amount includes $63 million of our contributions to certain unconsolidated joint ventures for capital investments. Both Nine Months Ended September 30, 2022 and Total 2022 amounts also include $490 million for our acquisitions of Mas CanAm, LLC and NANR.
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

Commitments for the purchase of property, plant and equipment as of September 30, 2022 and December 31, 2021 were $556 million and $209 million, respectively. The increase of $347 million was primarily driven by an overall increase of capital commitments.

Cash Flows

Operating Activities

Cash provided by operating activities decreased $877 million in the nine months ended September 30, 2022 compared to the respective 2021 period primarily due to:

•a $576 million decrease in cash after adjusting the $736 million increase in net income by $1,312 million for the combined effects of the period-to-period net changes in non-cash items. This overall cash decrease primarily resulted from the benefit recognized in the 2021 period for largely nonrecurring earnings related to the February 2021 winter storm (see discussion above in “—Results of Operations”); and
•a $301 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was primarily driven by unfavorable changes due to (i) increases in our customer accounts receivables largely in our Natural Gas business segment which was impacted by higher natural gas price increases in the 2022 period relative to the 2021 period; (ii) higher inventories reflecting higher storage rates and increased volumes; and (iii) a decrease in reserves associated with litigation matters in the 2022 period compared with the 2021 period.

Investing Activities

Cash used in investing activities decreased $366 million for the nine months ended September 30, 2022 compared to the respective 2021 period primarily attributable to:

•a $1,030 million decrease in expenditures for the acquisition of assets and investments, net of cash acquired, primarily driven by a combined $488 million of net cash used for our acquisitions of Mas CanAm, LLC and NANR in the 2022 period, compared with a combined $1,508 million of net cash used for the acquisitions of Stagecoach Gas Services LLC and Kinetrex Energy in the 2021 period; partially offset by,
•a $413 million decrease in proceeds from sales of investments primarily due to $412 million received from the sale of a partial interest in our equity investment in NGPL Holdings in the 2021 period; and
•a $250 million increase in capital expenditures reflecting an overall increase of expansion capital projects in the 2022 period over the comparative 2021 period.

Financing Activities

Cash used in financing activities decreased $1,017 million for the nine months ended September 30, 2022 compared to the respective 2021 period primarily attributable to:

•an $837 million net decrease in cash used related to debt activity as a result of lower net debt payments in the 2022 period compared to the 2021 period; and
•$557 million of net proceeds received from the sale of a 25.5% ownership interest in ELC in the 2022 period; partially offset by,
•$333 million of cash used in the 2022 period for share repurchases under our share buy-back program.

Dividends

We expect to declare dividends of $1.11 per share on our stock for 2022. The table below reflects our 2022 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2022	$0.2775	April 20, 2022	May 2, 2022	May 16, 2022
June 30, 2022	0.2775	July 20, 2022	August 1, 2022	August 15, 2022
September 30, 2022	0.2775	October 19, 2022	October 31, 2022	November 15, 2022

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2022.”

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

Excluding fair value adjustments, as of September 30, 2022 and December 31, 2021, the Obligated Group had $30,842 million and $31,608 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	September 30, 2022	December 31, 2021
	(In millions)
Current assets	$3,523	$3,556
Current assets - affiliates	644	1,233
Noncurrent assets	61,395	61,754
Noncurrent assets - affiliates	512	508
Total Assets	$66,074	$67,051

Current liabilities	$5,826	$5,413
Current liabilities - affiliates	709	1,332
Noncurrent liabilities	31,337	32,310
Noncurrent liabilities - affiliates	1,075	1,047
Total Liabilities	38,947	40,102

Kinder Morgan, Inc.’s stockholders’ equity	27,127	26,949
Total Liabilities and Stockholders’ Equity	$66,074	$67,051

Summarized Combined Income Statement Information	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In millions)
Revenues	$4,757	$13,490
Operating income	811	2,606
Net income	482	1,587

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

Item 4.  Controls and Procedures.

As of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2021 Form 10-K. For more information on our risk management activities, refer to Part I, Item 1, Note 6 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Stock

Settlement Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs
July 1 to July 31, 2022	6,139,969	$16.63	6,139,969	$1,149,696,799
August 1 to August 31, 2022	—	—	—	1,149,696,799
September 1 to September 30, 2022	3,531,359	16.42	3,531,359	1,091,722,406
Total	9,671,328	$16.55	9,671,328	$1,091,722,406
(a)On July 19, 2017, our board of directors approved a $2 billion common share buy-back program that began in December 2017. After repurchase, the shares are canceled and no longer outstanding.
(b)Amount includes any commission or other costs to repurchase shares.

Subsequent to September 30, 2022 and through October 20, 2022, we repurchased approximately 2 million of our shares for $34 million at an average price of $16.75 per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended September 30, 2022.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
4.1	Certificate of the Vice President and Treasurer and Vice President and Chief Financial Officer of Kinder Morgan, Inc. establishing the terms of the 4.800% Notes due 2033 and the 5.450% Notes due 2052.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of September 30, 2022.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021; (iii) our Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (v) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 21, 2022	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)