Form 10-Q
period 2023-03-31
KINDER MORGAN, INC.
filed 2023-04-21
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of April 20, 2023, the registrant had 2,241,213,694 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	FERC	=	Federal Energy Regulatory Commission
Bbl	=	barrels	GAAP	=	U.S. Generally Accepted Accounting Principles
BBtu	=	billion British Thermal Units	LLC	=	limited liability company
Bcf	=	billion cubic feet	LIBOR	=	London Interbank Offered Rate
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MBbl	=	thousand barrels
			MMBbl	=	million barrels
CO2	=	carbon dioxide or our CO2 business segment	MMtons	=	million tons
DCF	=	distributable cash flow	NGL	=	natural gas liquids
DD&A	=	depreciation, depletion and amortization	NYMEX	=	New York Mercantile Exchange
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	OTC	=	over-the-counter
			PHMSA	=	Pipeline and Hazardous Materials Safety Administration
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	RNG	=	Renewable natural gas
			ROU	=	Right-of-Use
EPA	=	U.S. Environmental Protection Agency	U.S.	=	United States of America
FASB	=	Financial Accounting Standards Board	WTI	=	West Texas Intermediate

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

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A. “Risk Factors” in this report, as well as “Information Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues
Services	$2,069	$2,050
Commodity sales	1,785	2,208
Other	34	35
Total Revenues	3,888	4,293
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,215	1,894
Operations and maintenance	639	585
Depreciation, depletion and amortization	565	538
General and administrative	166	156
Taxes, other than income taxes	110	111
Gain on divestitures and impairments, net	—	(10)
Other income, net	(1)	(5)
Total Operating Costs, Expenses and Other	2,694	3,269
Operating Income	1,194	1,024
Other Income (Expense)
Earnings from equity investments	165	187
Amortization of excess cost of equity investments	(17)	(19)
Interest, net	(445)	(333)
Other, net	2	19
Total Other Expense	(295)	(146)
Income Before Income Taxes	899	878
Income Tax Expense	(196)	(194)
Net Income	703	684
Net Income Attributable to Noncontrolling Interests	(24)	(17)
Net Income Attributable to Kinder Morgan, Inc.	$679	$667

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.30	$0.29
Basic and Diluted Weighted Average Shares Outstanding	2,247	2,267
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$703	$684
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(32) and $125, respectively)	106	(411)
Reclassification into earnings of net derivative instruments loss to net income (net of taxes of $15 and $(41), respectively)	(49)	135
Benefit plan adjustments (net of taxes of $(1) and $(4), respectively)	4	13
Total other comprehensive income (loss)	61	(263)
Comprehensive income	764	421
Comprehensive income attributable to noncontrolling interests	(24)	(17)
Comprehensive income attributable to KMI	$740	$404
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$416	$745
Restricted deposits	22	49
Accounts receivable	1,321	1,840
Fair value of derivative contracts	164	231
Inventories	589	634
Other current assets	184	304
Total current assets	2,696	3,803
Property, plant and equipment, net	35,639	35,599
Investments	7,616	7,653
Goodwill	19,965	19,965
Other intangibles, net	1,743	1,809
Deferred charges and other assets	1,272	1,249
Total Assets	$68,931	$70,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,160	$3,385
Accounts payable	1,087	1,444
Accrued interest	351	515
Fair value of derivative contracts	344	465
Other current liabilities	833	1,121
Total current liabilities	4,775	6,930
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,139	28,288
Debt fair value adjustments	207	115
Total long-term debt	29,346	28,403
Deferred income taxes	831	623
Other long-term liabilities and deferred credits	1,865	2,008
Total long-term liabilities and deferred credits	32,042	31,034
Total Liabilities	36,817	37,964
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,241,158,000 and 2,247,681,626 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,575	41,673
Accumulated deficit	(10,499)	(10,551)
Accumulated other comprehensive loss	(341)	(402)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,757	30,742
Noncontrolling interests	1,357	1,372
Total Stockholders’ Equity	32,114	32,114
Total Liabilities and Stockholders’ Equity	$68,931	$70,078
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net income	$703	$684
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	565	538
Deferred income taxes	190	190
Amortization of excess cost of equity investments	17	19
Change in fair value of derivative contracts	(66)	77
Gain on divestitures and impairments, net	—	(10)
Earnings from equity investments	(165)	(187)
Distributions from equity investment earnings	188	165
Changes in components of working capital
Accounts receivable	536	(51)
Inventories	88	(34)
Other current assets	93	(14)
Accounts payable	(368)	55
Accrued interest, net of interest rate swaps	(162)	(188)
Other current liabilities	(236)	(98)
Rate reparations, refunds and other litigation reserve adjustments	2	(68)
Other, net	(52)	6
Net Cash Provided by Operating Activities	1,333	1,084

Cash Flows From Investing Activities
Capital expenditures	(507)	(407)
Contributions to investments	(45)	(11)
Distributions from equity investments in excess of cumulative earnings	61	50
Other, net	(17)	(3)
Net Cash Used in Investing Activities	(508)	(371)

Cash Flows From Financing Activities
Issuances of debt	2,794	1,588
Payments of debt	(3,180)	(2,453)
Debt issue costs	(13)	(4)
Dividends	(627)	(616)
Repurchases of shares	(113)	(1)
Distributions to noncontrolling interests	(39)	(26)
Other, net	(3)	—
Net Cash Used in Financing Activities	(1,181)	(1,512)

Net Decrease in Cash, Cash Equivalents and Restricted Deposits	(356)	(799)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147
Cash, Cash Equivalents and Restricted Deposits, end of period	$438	$348

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2023	2022
Cash and Cash Equivalents, beginning of period	$745	$1,140
Restricted Deposits, beginning of period	49	7
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147
Cash and Cash Equivalents, end of period	416	84
Restricted Deposits, end of period	22	264
Cash, Cash Equivalents and Restricted Deposits, end of period	438	348
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(356)	$(799)

Non-cash Investing and Financing Activities
Assets contributed to equity investment	$16	$—
ROU assets and operating lease obligations recognized including adjustments	11	3
Increase in property, plant and equipment from both accruals and contractor retainage	15
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	617	561
Cash paid during the period for income taxes, net	1	1
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2022	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(7)		(113)			(113)		(113)
Restricted shares			15			15		15
Net income				679		679	24	703
Dividends				(627)		(627)		(627)
Distributions						—	(39)	(39)
Other comprehensive income					61	61		61
Balance at March 31, 2023	2,241	$22	$41,575	$(10,499)	$(341)	$30,757	$1,357	$32,114

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 4)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares			(1)			(1)		(1)
EP Trust I Preferred security conversions			1			1		1
Restricted shares			18			18		18
Net income				667		667	17	684
Dividends				(616)		(616)		(616)
Distributions						—	(26)	(26)
Other comprehensive loss					(263)	(263)		(263)
Balance at March 31, 2022	2,267	$23	$41,813	$(10,544)	$(674)	$30,618	$1,089	$31,707
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 82,000 miles of pipelines, 140 terminals, 700 Bcf of working natural gas storage capacity and 2.3 Bcf per year of RNG generation capacity. Our pipelines transport natural gas, refined petroleum products, renewable fuels, crude oil, condensate, CO2 and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, renewable fuel feedstocks, chemicals, ethanol, metals and petroleum coke.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2022 Form 10-K.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Net Income Available to Stockholders	$679	$667
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)
Net Income Allocated to Class P Stockholders	$675	$663

Basic Weighted Average Shares Outstanding	2,247	2,267
Basic Earnings Per Share	$0.30	$0.29
(a)As of March 31, 2023, there were 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and accordingly are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended March 31,
	2023	2022
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13
Convertible trust preferred securities	3	3

2. Losses on Impairments

Impairments

During the first quarter of 2023, we recognized an impairment of $67 million related to our investment in Double Eagle Pipeline LLC (Double Eagle). The impairment was driven by lower expected renewal rates on contracts that expire in the second half of 2023. The impairment is recognized on our accompanying consolidated statement of income for the three months ended March 31, 2023 within “Earnings from equity investments.” Our investment in Double Eagle and associated earnings is included within our Products Pipelines business segment.

Ruby Chapter 11 Bankruptcy

On January 13, 2023, the bankruptcy court confirmed a plan of reorganization satisfactory to all interested parties regarding Ruby, which involved payment of Ruby’s outstanding senior notes with the proceeds from the sale of Ruby to Tallgrass, a settlement by KMI and Pembina of certain potential causes of action relating to the bankruptcy, and cash on hand. Our payment to the bankruptcy estate, net of payments received in respect of a long-term subordinated note receivable from Ruby, was approximately $28.5 million which was accrued for as of December 31, 2022. Consummation of the settlement and the sale of Ruby to Tallgrass occurred on January 13, 2023. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2023	December 31, 2022
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes	—	—
Current portion of senior notes
3.15% due January 2023	—	1,000
Floating rate, due January 2023	—	250
3.45% due February 2023	—	625
3.50% due September 2023	600	600
5.625% due November 2023	750	750
4.15% due February 2024	650	—
Trust I preferred securities, 4.75%, due March 2028(a)	111	111
Current portion of other debt	49	49
Total current portion of debt	2,160	3,385

Long-term debt (excluding current portion)
Senior notes	28,495	27,638
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	326	330
Trust I preferred securities, 4.75%, due March 2028	109	109
Other	209	211
Total long-term debt	29,139	28,288
Total debt(b)	$31,299	$31,673
(a)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(b)Excludes our “Debt fair value adjustments” which, as of March 31, 2023 and December 31, 2022, increased our total debt balances by $207 million and $115 million, respectively.

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

Credit Facilities and Restrictive Covenants

As of March 31, 2023, we had no borrowings outstanding under our credit facilities, no borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of March 31, 2023 was $3.9 billion. For the period ended March 31, 2023, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2023		December 31, 2022
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,506	$30,483	$31,788	$30,070
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $198 million and $195 million as of March 31, 2023 and December 31, 2022, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2023 and December 31, 2022.

4. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. On January 18, 2023, our board of directors approved an increase in our share repurchase authorization to $3 billion. During the three months ended March 31, 2023, we repurchased 7 million of our shares for $113 million at an average price of $16.62 per share.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2023	2022
Per share cash dividend declared for the period	$0.2825	$0.2775
Per share cash dividend paid in the period	0.2775	0.27

On April 19, 2023, our board of directors declared a cash dividend of $0.2825 per share for the quarterly period ended March 31, 2023, which is payable on May 15, 2023 to shareholders of record as of the close of business on May 1, 2023.

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

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	106	4	110
Gain reclassified from accumulated other comprehensive loss	(49)	—	(49)
Net current-period change in accumulated other comprehensive loss	57	4	61
Balance as of March 31, 2023	$(107)	$(234)	$(341)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(411)	13	(398)
Loss reclassified from accumulated other comprehensive loss	135	—	135
Net current-period change in accumulated other comprehensive loss	(276)	13	(263)
Balance as of March 31, 2022	$(448)	$(226)	$(674)

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

Energy Commodity Price Risk Management

As of March 31, 2023, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(17.9)	MMBbl
Crude oil basis	(3.2)	MMBbl
Natural gas fixed price	(76.7)	Bcf
Natural gas basis	(64.0)	Bcf
NGL fixed price	(0.7)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.2)	MMBbl
Crude oil basis	(10.8)	MMBbl
Natural gas fixed price	(7.1)	Bcf
Natural gas basis	(49.8)	Bcf
NGL fixed price	(0.9)	MMBbl

As of March 31, 2023, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2027.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$7,400	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	3,445	Mark-to-Market	December 2023
(a)The principal amount of hedged senior notes consisted of $1,450 million included in “Current portion of debt” and $5,950 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the three months ended March 31, 2023, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 10 for further information on Topic 848.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
	Derivatives Asset		Derivatives Liability
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Location	Fair value		Fair value
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$119	$150	$(132)	$(156)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	13	6	(58)	(91)
Subtotal	132	156	(190)	(247)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	1	—	(138)	(144)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	48	39	(160)	(261)
Subtotal	49	39	(298)	(405)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(12)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(19)	(32)
Subtotal	—	—	(31)	(35)
Total	181	195	(519)	(687)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	37	80	(62)	(162)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	13	23	(4)	(19)
Subtotal	50	103	(66)	(181)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	7	1	—	—
Total	57	104	(66)	(181)
Total derivatives	$238	$299	$(585)	$(868)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2023
Energy commodity derivative contracts(b)	$110	$72	$—	$182	$(87)	$—	$95
Interest rate contracts	—	56	—	56	—	—	56
As of December 31, 2022
Energy commodity derivative contracts(b)	$115	$144	$—	$259	$(186)	$—	$73
Interest rate contracts	—	40	—	40	—	—	40

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2023
Energy commodity derivative contracts(b)	$(25)	$(231)	$—	$(256)	$87	$(43)	$(212)
Interest rate contracts	—	(298)	—	(298)	—	—	(298)
Foreign currency contracts	—	(31)	—	(31)	—	—	(31)
As of December 31, 2022
Energy commodity derivative contracts(b)	$(23)	$(405)	$—	$(428)	$186	$(30)	$(272)
Interest rate contracts	—	(405)	—	(405)	—	—	(405)
Foreign currency contracts	—	(35)	—	(35)	—	—	(35)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2023	2022
		(In millions)
Interest rate contracts	Interest, net	$118	$(317)

Hedged fixed rate debt(a)	Interest, net	$(118)	$320
(a)As of March 31, 2023, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $249 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
	(In millions)			(In millions)
Energy commodity derivative contracts	$135	$(499)	Revenues—Commodity sales	$64	$(132)
			Costs of sales	(7)	9
Interest rate contracts	—	3	Interest, net	—	—
Foreign currency contracts	3	(40)	Other, net	7	(53)
Total	$138	$(536)	Total	$64	$(176)
(a)We expect to reclassify approximately $66 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2023 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2023	2022
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$22	$(9)
	Costs of sales	69	(91)
	Earnings from equity investments	1	(5)
Interest rate contracts	Interest, net	5	36
Total(a)		$97	$(69)
(a)The three months ended March 31, 2023 and 2022 amounts include approximate gains of $28 million and $18 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2023 and December 31, 2022, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2023, we had cash margins of $5 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2022, we had cash margins of $1 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The cash margin balance at March 31, 2023 represents our initial margin requirements of $48 million and variation margin requirements of $43 million posted by our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2023, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $88 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$917	$40	$207	$—	$(1)	$1,163
Fee-based services	236	240	98	10	—	584
Total services	1,153	280	305	10	(1)	1,747
Commodity sales
Natural gas sales	799	—	—	20	(2)	817
Product sales	274	336	4	268	(1)	881
Total commodity sales	1,073	336	4	288	(3)	1,698
Total revenues from contracts with customers	2,226	616	309	298	(4)	3,445
Other revenues(c)
Leasing services(d)	117	47	152	14	—	330
Derivatives adjustments on commodity sales	107	(1)	—	(20)	—	86
Other	16	6	—	5	—	27
Total other revenues	240	52	152	(1)	—	443
Total revenues	$2,466	$668	$461	$297	$(4)	$3,888

	Three Months Ended March 31, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$939	$59	$188	$—	$(1)	$1,185
Fee-based services	213	234	98	13	—	558
Total services	1,152	293	286	13	(1)	1,743
Commodity sales
Natural gas sales	1,226	—	—	20	(4)	1,242
Product sales	342	426	4	348	(16)	1,104
Total commodity sales	1,568	426	4	368	(20)	2,346
Total revenues from contracts with customers	2,720	719	290	381	(21)	4,089
Other revenues(c)
Leasing services(d)	117	44	140	13	—	314
Derivatives adjustments on commodity sales	(39)	(3)	—	(99)	—	(141)
Other	15	6	—	10	—	31
Total other revenues	93	47	140	(76)	—	204
Total revenues	$2,813	$766	$430	$305	$(21)	$4,293

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

Contract Balances

As of March 31, 2023 and December 31, 2022, our contract asset balances were $26 million and $33 million, respectively. Of the contract asset balance at December 31, 2022, $14 million was transferred to accounts receivable during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, our contract liability balances were $228 million and $204 million, respectively. Of the contract liability balance at December 31, 2022, $35 million was recognized as revenue during the three months ended March 31, 2023.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2023 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Nine months ended December 31, 2023	$3,260
2024	3,633
2025	2,967
2026	2,581
2027	2,215
Thereafter	13,095
Total	$27,751

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

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended March 31,
	2023	2022
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,463	$2,793
Intersegment revenues	3	20
Products Pipelines	668	766
Terminals
Revenues from external customers	460	429
Intersegment revenues	1	1
CO2	297	305
Corporate and intersegment eliminations	(4)	(21)
Total consolidated revenues	$3,888	$4,293

	Three Months Ended March 31,
	2023	2022
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,495	$1,184
Products Pipelines	184	299
Terminals	254	238
CO2	172	192
Total Segment EBDA	2,105	1,913
DD&A	(565)	(538)
Amortization of excess cost of equity investments	(17)	(19)
General and administrative and corporate charges	(179)	(145)
Interest, net	(445)	(333)
Income tax expense	(196)	(194)
Total consolidated net income	$703	$684

	March 31, 2023	December 31, 2022
	(In millions)
Assets
Natural Gas Pipelines	$47,351	$47,978
Products Pipelines	8,836	8,985
Terminals	8,328	8,357
CO2	3,465	3,449
Corporate assets(b)	951	1,309
Total consolidated assets	$68,931	$70,078
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2023	2022
	(In millions, except percentages)
Income tax expense	$196	$194
Effective tax rate	21.8%	22.1%

The effective tax rates for the three months ended March 31, 2023 and 2022 are higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline, NGPL Holdings and Products (SE) Pipe Line Company.

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

Gulf LNG Facility Disputes

On September 28, 2018, GLNG filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. on December 10, 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). The suit to enforce the Guarantee against Eni S.p.A. was filed after an arbitration tribunal delivered an award on June 29, 2018 which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit to enforce the Guarantee, Eni S.p.A. filed counterclaims and other claims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims asserted by Eni S.p.A seek unspecified damages and involve the same substantive allegations which were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC (ALSS), a consortium of international oil companies including Eni S.p.A. On January 4, 2022, the trial court entered a decision granting Eni S.p.A’s motion for summary judgment on the claims asserted by GLNG to enforce the Guarantee. GLNG filed an appeal of the trial court’s decision to the state Appellate Division. On February 9, 2023, the Appellate Division denied GLNG’s appeal. GLNG is seeking rehearing from the Appellate Division. If necessary, further recourse may be pursued to the state Court of Appeals, which is the state’s highest appellate court. Pending resolution of GLNG’s appeal and further proceedings in the trial court, the foregoing counterclaims and other claims asserted by Eni S.p.A based on the terminal use agreement and parent direct agreement remain pending in the trial court. We vigorously dispute that the foregoing counterclaims and other claims asserted by Eni S.p.A. have any merit, particularly since they were dismissed with prejudice in previous arbitrations involving both Eni USA and ALSS. We intend to vigorously pursue our appeal to enforce the Guarantee and are seeking summary judgment on any remaining counterclaims or other claims asserted by Eni S.p.A.

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

Arizona Line 2000 Rupture

On August 15, 2021, the 30” EPNG Line 2000 natural gas transmission pipeline ruptured in a rural area in Coolidge, Arizona. The failure resulted in a fire which destroyed a home, resulting in two fatalities and one injury. The National Transportation Safety Board is investigating the incident. EPNG completed the physical work on Line 2000 in accordance with PHMSA’s requirements and returned the pipeline to commercial service in February 2023. While no litigation is pending at this time, we notified our insurers of the incident and do not expect that the resolution of claims will have a material adverse impact to our business.

General

As of March 31, 2023 and December 31, 2022, our total reserve for legal matters was $43 million and $70 million, respectively.

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

We are currently involved in several governmental proceedings involving alleged violations of local, state and federal environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. These alleged violations may result in fines and penalties, but except as disclosed herein we do not believe any such fines and penalties will be material to our business, individually or in the aggregate. We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under state or federal administrative orders or related remediation programs. We have established a reserve to address the costs associated with the remediation efforts.

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

PHMSA Enforcement Matter for KMLT Midwest Terminals

On July 11, 2022, Kinder Morgan Liquid Terminals (KMLT) received a Notice of Probable Violation (NOPV) from PHMSA relating to inspections conducted during 2021 at KMLT’s Cincinnati, Indianapolis, Dayton, Argo, O’Hare, and Wood River Terminals. The NOPV alleged violations of Department of Transportation regulations, proposed a penalty of approximately $455,000 and sought a compliance agreement relating to certain of the alleged violations. On February 3, 2023, PHMSA and KMLT entered into a Consent Agreement resolving the allegations in the NOPV. Also on February 3, 2023, PHMSA issued a Consent Order approving the Consent Agreement, thereby concluding this matter.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. The case was effectively stayed pending the resolution of jurisdictional issues in separate, consolidated cases to which TGP is not a party; The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with The Parish of Cameron, et al. v. BP America Production Company, et al. Those cases were removed to federal court and subsequently remanded to the state district courts for Plaquemines and Cameron Parishes, respectively. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

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

Since the November 2020 release, we have cooperated fully with federal and state agencies and worked diligently to remediate the affected areas. We anticipate civil enforcement actions by federal and state agencies arising from the November 2020 release as well as ongoing monitoring and, where necessary, remediation under the oversight of the San Francisco Regional Water Quality Control Board until site conditions demonstrate no further actions are required. We do not anticipate the costs to resolve those enforcement matters, including the costs to monitor and further remediate the site, will have a material adverse impact to our business.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of March 31, 2023 and December 31, 2022, we have accrued a total reserve for environmental liabilities in the amount of $218 million and $221 million, respectively. In addition, as of March 31, 2023 and December 31, 2022, we had receivables of $11 million and $12 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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

During the three months ended March 31, 2023 we amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. These agreements contain a combined notional principal amount of $1,225 million and convert a portion of our fixed rate debt to variable rates through February 2028. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. See Note 5 “Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2022 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2022 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2022 Form 10-K; and (iv) “Risk Factors” in Part II, Item 1A of this report and Part I, Item 1 in our 2022 Form 10-K.

2023 Dividends and Discretionary Capital

We expect to declare dividends of $1.13 per share for 2023, a 2% increase from the 2022 declared dividends of $1.11 per share. We expect to invest $2.2 billion in expansion projects, acquisitions, and contributions to joint ventures during 2023.

The expectations for 2023 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment EBDA (as presented in Note 7 “Reportable Segments”) along with the non-GAAP financial measures of Adjusted Earnings and DCF, both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted EBITDA and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three months ended March 31, 2023 and 2022 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

Non-GAAP Financial Measures

Our non-GAAP financial measures described below should not be considered alternatives to GAAP Net income attributable to Kinder Morgan, Inc. or other GAAP measures and have important limitations as analytical tools. Our computations of these non-GAAP financial measures may differ from similarly titled measures used by others. You should not consider these non-GAAP financial measures in isolation or as substitutes for an analysis of our results as reported under GAAP. Management compensates for the limitations of our consolidated non-GAAP financial measures by reviewing our comparable GAAP measures identified in the descriptions of consolidated non-GAAP measures below, understanding the differences between the measures and taking this information into account in its analysis and its decision-making processes.

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings,” “—Non-GAAP Financial Measures—Reconciliation of Net Income

Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the three months ended March 31, 2023 and 2022, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended March 31,
	2023	2022
	(In millions)
Certain Items
Fair value amortization	$(4)	$(4)
Change in fair value of derivative contracts(a)	(68)	82
Loss on impairment	67	—
Income tax Certain Items(b)	1	(20)
Other	—	7
Total Certain Items(c)(d)	$(4)	$65
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)2023 and 2022 amounts include the following amounts included within “Earnings from equity investments” on our accompanying consolidated statements of income: (i) $(2) million and $5 million, respectively, included within “Change in fair value of derivative contracts” and (ii) for the 2023 period only, $67 million included within “Loss on impairment” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 2 “Losses on Impairments—Impairments”).
(d)2023 and 2022 amounts include, in the aggregate, $(8) million and $(44) million, respectively, included within “Interest, net” on the accompanying consolidated statements of income which consist of $(4) million in each period of “Fair value amortization” and $(4) million and $(40) million, respectively, of “Change in fair value of derivative contracts.”

Adjusted Earnings

Adjusted Earnings is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Earnings is used by us, investors and other external users of our financial statements as a supplemental measure that provides decision-useful information regarding our period-over-period performance and ability to generate earnings that are core to our ongoing operations. We believe the GAAP measure most directly comparable to Adjusted Earnings is Net income attributable to Kinder Morgan, Inc. Adjusted Earnings per share uses Adjusted Earnings and applies the same two-class method used in arriving at basic earnings per share. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings” below.

DCF

DCF is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items, and further for DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. We also adjust amounts from joint ventures for income taxes, DD&A, cash taxes and sustaining capital expenditures (see “Amounts from Joint Ventures” below). DCF is a significant performance measure used by us, investors and other external users of our financial statements to evaluate our performance and to measure and estimate the ability of our assets to generate economic earnings after paying interest expense, paying cash taxes and expending sustaining capital. DCF provides additional insight into the specific costs associated with our assets in the current period and facilitates period-to-period comparisons of our performance from ongoing business activities. DCF is also used by us, investors, and other external users to compare the performance of companies across our industry. DCF per share serves as the primary financial performance target for purposes of annual bonuses under our annual incentive compensation program and for performance-based vesting of equity compensation grants under our long-term incentive compensation program. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is Net income attributable to Kinder Morgan, Inc. DCF per share is DCF divided by average outstanding shares, including restricted stock awards that participate in dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” below.

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting Segment EBDA for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management, investors and other external users of our financial statements additional insight into performance trends across our business segments, our segments’ relative contributions to our consolidated performance and the ability of our segments to generate earnings on an ongoing basis. Adjusted Segment EBDA is also used as a factor in determining compensation under our annual incentive compensation program for our business segment presidents and other business segment employees. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. See “—Non-GAAP Financial Measures—Reconciliation of Segment EBDA to Adjusted Segment EBDA” below.

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A and amortization of excess cost of equity investments, income tax expense and interest. We also include amounts from joint ventures for income taxes and DD&A (see “Amounts from Joint Ventures” below). Adjusted EBITDA is used by management, investors and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

Amounts from Joint Ventures

Certain Items, DCF and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculations of DCF and Adjusted EBITDA related to our unconsolidated and consolidated joint ventures include the same items (DD&A and income tax expense, and for DCF only, also cash taxes and sustaining capital expenditures) with respect to the joint ventures as those included in the calculations of DCF and Adjusted EBITDA for our wholly-owned consolidated subsidiaries; further, we remove the portion of these adjustments attributable to non-controlling interests. (See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculations of DCF and Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated joint ventures.

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2023, by subtracting the following amounts from our debt balance of $31,506 million: (i) cash and cash equivalents of $416 million; (ii) debt fair value adjustments of $207 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(1) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2023	2022	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$3,888	$4,293	$(405)	(9)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,215)	(1,894)	679	36%
Operations and maintenance	(639)	(585)	(54)	(9)%
DD&A	(565)	(538)	(27)	(5)%
General and administrative	(166)	(156)	(10)	(6)%
Taxes, other than income taxes	(110)	(111)	1	1%
Gain on divestitures and impairments, net	—	10	(10)	(100)%
Other income, net	1	5	(4)	(80)%
Total Operating Costs, Expenses and Other	(2,694)	(3,269)	575	18%
Operating Income	1,194	1,024	170	17%
Other Income (Expense)
Earnings from equity investments	165	187	(22)	(12)%
Amortization of excess cost of equity investments	(17)	(19)	2	11%
Interest, net	(445)	(333)	(112)	(34)%
Other, net	2	19	(17)	(89)%
Total Other Expense	(295)	(146)	(149)	(102)%
Income Before Income Taxes	899	878	21	2%
Income Tax Expense	(196)	(194)	(2)	(1)%
Net Income	703	684	19	3%
Net Income Attributable to Noncontrolling Interests	(24)	(17)	(7)	(41)%
Net Income Attributable to Kinder Morgan, Inc.	$679	$667	$12	2%
Basic and diluted earnings per share	$0.30	$0.29	$0.01	3%
Basic and diluted weighted average shares outstanding	2,247	2,267	(20)	(1)%
Declared dividends per share	$0.2825	$0.2775	$0.005	2%

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three-month periods ended March 31, 2023 and 2022:

Revenues

Revenues decreased $405 million in 2023 compared to 2022. The decrease was primarily due to lower commodity sales driven by lower commodity prices and volumes.

Operating Costs, Expenses and Other

Costs of sales

Costs of sales decreased $679 million in 2023 compared to 2022. The decrease was primarily due to lower commodity prices and volumes. The decrease was further impacted by the period-over-period change related to the impacts of non-cash mark-to-market derivative contracts used to hedge forecasted commodity purchases.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $112 million in 2023 compared to 2022. The increase was primarily due to higher realized SOFR rates associated with interest rate swaps and changes in fair value of interest rate swaps.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings

	Three Months Ended March 31,
	2023	2022
	(In millions, except per share amounts)
Net income attributable to Kinder Morgan, Inc.	$679	$667
Certain Items(a)
Fair value amortization	(4)	(4)
Change in fair value of derivative contracts	(68)	82
Loss on impairment	67	—
Income tax Certain Items	1	(20)
Other	—	7
Total Certain Items	(4)	65
Adjusted Earnings	$675	$732

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF

Net income attributable to Kinder Morgan, Inc.	$679	$667
Total Certain Items(b)	(4)	65
DD&A	565	538
Amortization of excess cost of equity investments	17	19
Income tax expense(c)	195	214
Cash taxes	(1)	(1)
Sustaining capital expenditures	(156)	(115)
Amounts from joint ventures
Unconsolidated joint venture DD&A	81	77
Remove consolidated joint venture partners’ DD&A	(16)	(11)
Unconsolidated joint venture income tax expense(d)(e)	26	21
Unconsolidated joint venture cash taxes(d)	—	—
Unconsolidated joint venture sustaining capital expenditures	(29)	(12)
Remove consolidated joint venture partners’ sustaining capital expenditures	2	2
Other items(f)	15	(9)
DCF	$1,374	$1,455

Adjusted Earnings per share	$0.30	$0.32
Weighted average shares outstanding for dividends(g)	2,260	2,280
DCF per share	$0.61	$0.64
Declared dividends per share	$0.2825	$0.2775
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings” for a detailed listing.
(c)To avoid duplication, 2023 and 2022 adjustments for income tax expense exclude $1 million and $(20) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(d)Associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.

(e)Includes the tax provision on Certain Items recognized by the investees that are taxable entities. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(f)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(g)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA

	Three Months Ended March 31,
	2023	2022
	(In millions)
Net income attributable to Kinder Morgan, Inc.	$679	$667
Certain Items(a)
Fair value amortization	(4)	(4)
Change in fair value of derivative contracts	(68)	82
Loss on impairment	67	—
Income tax Certain Items	1	(20)
Other	—	7
Total Certain Items	(4)	65
DD&A	565	538
Amortization of excess cost of equity investments	17	19
Income tax expense(b)	195	214
Interest, net(c)	453	377
Amounts from joint ventures
Unconsolidated joint venture DD&A	81	77
Remove consolidated joint venture partners’ DD&A	(16)	(11)
Unconsolidated joint venture income tax expense(d)	26	21
Adjusted EBITDA	$1,996	$1,967
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, 2023 and 2022 adjustments for income tax expense exclude $1 million and $(20) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, 2023 and 2022 adjustments for interest, net exclude $(8) million and $(44) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Earnings, DCF and Adjusted EBITDA for the comparable three-month periods ended March 31, 2023 and 2022:

Change from prior period	Increase/(Decrease)
(In millions)
Adjusted Earnings	$(57)
DCF	$(81)
Adjusted EBITDA	$29

Adjusted Earnings decreased $57 million in 2023 compared to 2022 and was driven by an increase in interest expense partially offset by favorable margins primarily from our Natural Gas Pipelines business segment. These items also affected DCF. The $81 million decrease in DCF in 2023 compared to 2022 was further impacted by an increase in sustaining capital expenditures. Adjusted EBITDA increased $29 million in 2023 compared to 2022, which was also driven by favorable margins from our Natural Gas Pipelines business segment.

General and Administrative and Corporate Charges

	Three Months Ended March 31,		Earnings increase/(decrease)
	2023	2022
	(In millions, except percentages)
General and administrative	$(166)	$(156)	$(10)	(6)%
Corporate (charges) benefit	(13)	11	(24)	(218)%
General and administrative and corporate charges	$(179)	$(145)	$(34)	(23)%

We had unfavorable changes of $10 million in general and administrative expenses and $24 million in our corporate (charges) benefit for the three months ended March 31, 2023 when compared with the respective prior year period. The combined changes were primarily due to higher pension costs of $22 million and higher labor and benefit-related costs of $9 million.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended March 31,
	2023	2022
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,495	$1,184
Certain Items(b)
Change in fair value of derivative contracts	(65)	106
Other	—	7
Natural Gas Pipelines Adjusted Segment EBDA	$1,430	$1,297

Products Pipelines Segment EBDA	$184	$299
Certain Items(b)
Loss on impairment	67	—
Products Pipelines Adjusted Segment EBDA	$251	$299

Terminals Segment EBDA	$254	$238

CO2 Segment EBDA	$172	$192
Certain Items(b)
Change in fair value of derivative contracts	1	16
CO2 Adjusted Segment EBDA	$173	$208
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$2,466	$2,813
Operating expenses	(1,177)	(1,784)
Other income	1	1
Earnings from equity investments	200	154
Other, net	5	—
Segment EBDA	1,495	1,184
Certain Items:
Change in fair value of derivative contracts	(65)	106
Other	—	7
Certain Items(a)	(65)	113
Adjusted Segment EBDA	$1,430	$1,297

Change from prior period	Increase/(Decrease)
Segment EBDA	$311
Adjusted Segment EBDA	$133

Volumetric data(b)
Transport volumes (BBtu/d)	40,400	39,319
Sales volumes (BBtu/d)	2,117	2,515
Gathering volumes (BBtu/d)	3,325	2,817
NGLs (MBbl/d)	35	32
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 Certain Items of $(63) million and $(2) million are associated with our Midstream and East businesses, respectively. 2022 Certain Items of $101 million, $7 million and $5 million are associated with our Midstream, West and East businesses, respectively. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Segment EBDA in the comparable three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

	2023	2022	increase/ (decrease)
	(In millions)
Midstream	$540	$283	$257
East	696	647	49
West	259	254	5
Total Natural Gas Pipelines Segment EBDA	$1,495	$1,184	$311

The changes in Segment EBDA for our Natural Gas Pipelines business segment in the comparable three-month periods ended March 31, 2023 and 2022 are explained by the following discussion:
•A $257 million (91%) increase in Midstream was affected by period-over-period decreases in costs of sales and, to a lesser extent, in revenues related to the impacts of non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which we treated as Certain Items.

In addition, Midstream was favorably impacted by higher sales margins on our Texas intrastate natural gas pipeline operations largely driven by realized gains on sales hedges partially offset by lower sales volumes, higher volumes on our KinderHawk assets and higher gas sales margins driven by higher weather-related prices on our Altamont asset, partially offset by lower deficiency revenues and lower service fee revenues as a result of a renegotiated contract at a lower price on our South Texas assets. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•A $49 million (8%) increase in the East Region was primarily due to higher equity earnings from Midcontinent Express Pipeline LLC, driven by new customer contracts entered into in the later part of 2022, and higher revenues as a result of increased demand in park and loan services due to favorable pricing on our Stagecoach assets.

•A $5 million (2%) increase in the West Region was primarily due to higher earnings from EPNG due to an increase in gas sales margin and the return of a pipeline to service, partially offset by lower revenues from Cheyenne Plains Gas Pipeline Company, L.L.C. due to the expiration of a customer contract in December 2022 and lower revenues from Colorado Interstate Gas Company, L.L.C. and Wyoming Interstate Company, L.L.C. resulting from rate case settlements effective April 2022.

Products Pipelines

	Three Months Ended March 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$668	$766
Operating expenses	(440)	(497)
Gain on divestitures and impairments, net	—	12
(Loss) earnings from equity investments	(44)	18
Segment EBDA	184	299
Certain Items:
Loss on impairment	67	—
Certain Items(a)	67	—
Adjusted Segment EBDA	$251	$299

Change from prior period	Increase/(Decrease)
Segment EBDA	$(115)
Adjusted Segment EBDA	$(48)

Volumetric data(b)
Gasoline(c)	948	940
Diesel fuel	328	369
Jet fuel	271	242
Total refined product volumes	1,547	1,551
Crude and condensate	460	486
Total delivery volumes (MBbl/d)	2,007	2,037
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 Certain Item of $67 million is associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Segment EBDA in the comparable three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

	2023	2022	increase/ (decrease)
	(In millions)
Crude and Condensate	$5	$89	$(84)
West Coast Refined Products	108	137	(29)
Southeast Refined Products	71	73	(2)
Total Products Pipelines Segment EBDA	$184	$299	$(115)

The changes in Segment EBDA for our Products Pipelines business segment in the comparable three-month periods ended March 31, 2023 and 2022 are explained by the following discussion:
•An $84 million (94%) decrease in Crude and Condensate was affected by a $67 million reduction to equity earnings for a non-cash impairment related to our investment in Double Eagle Pipeline LLC, which we treated as a Certain Item.

In addition, Crude and Condensate was unfavorably impacted by lower earnings from lower volumes on our Double H pipeline and from our Kinder Morgan Crude & Condensate pipeline driven primarily by a decrease in revenues as a result of re-contracting at lower rates and lower deficiency revenues. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting from decreased commodity pricing.

•A $29 million (21%) decrease in West Coast Refined Products was primarily due to lower earnings on our Pacific operations resulting from net changes in product gains and losses affecting operating costs and a gain on sale of land in the 2022 period at Calnev.

•A $2 million (3%) decrease in Southeast Refined Products was primarily due to lower earnings at our Transmix processing operations primarily due to lower prices, partially offset by higher volumes and rate escalations across numerous assets.

Terminals

	Three Months Ended March 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$461	$430
Operating expenses	(210)	(199)
Loss on divestitures and impairments, net	—	(3)
Other income	—	4
Earnings from equity investments	2	4
Other, net	1	2
Segment EBDA	$254	$238

Change from prior period	Increase/(Decrease)
Segment EBDA	$16

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.3	78.2
Liquids leased capacity %(b)	92.8%	90.6%
Bulk transload tonnage (MMtons)	13.4	13.0
(a)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are reclassified for all periods presented from the historical business grouping below and included within the All others group.

Below are the changes in Segment EBDA in the comparable three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

	2023	2022	increase/ (decrease)
	(In millions)
Gulf Central	$38	$32	$6
Marine operations	41	38	3
Mid Atlantic	26	23	3
Northeast	25	22	3
All others (including intrasegment eliminations)	124	123	1
Total Terminals Segment EBDA	$254	$238	$16

The changes in Segment EBDA for our Terminals business segment in the comparable three-month periods ended March 31, 2023 and 2022 are explained by the following discussion:
•A $6 million (19%) increase in the Gulf Central terminals was primarily due to higher revenues resulting from contractual rate escalations and higher volumes for petroleum coke handling activities.

•A $3 million (8%) increase in Marine operations was primarily due to higher average charter rates.

•A $3 million (13%) increase in the Mid Atlantic terminals was primarily due to higher revenues resulting from increased effective handling rates on export coal volumes at our Pier IX facility.

•A $3 million (14%) increase in the Northeast terminals was primarily driven by increased revenues associated with higher utilization at our Carteret facility.

CO2

	Three Months Ended March 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$297	$305
Operating expenses	(132)	(125)
Gain on divestitures and impairments, net	—	1
Earnings from equity investments	7	11
Segment EBDA	172	192
Certain Items:
Change in fair value of derivative contracts	1	16
Certain Items(a)	1	16
Adjusted Segment EBDA	$173	$208

Change from prior period	Increase/(Decrease)
Segment EBDA	$(20)
Adjusted Segment EBDA	$(35)

Volumetric data
SACROC oil production	18.90	19.27
Yates oil production	6.74	6.79
Other	2.61	2.91
Total oil production, net (MBbl/d)(b)	28.25	28.97
NGL sales volumes, net (MBbl/d)(b)	8.16	9.41
CO2 sales volumes, net (Bcf/d)	0.36	0.37
Realized weighted average oil price ($ per Bbl)	$67.15	$66.90
Realized weighted average NGL price ($ per Bbl)	$34.06	$43.68
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 and 2022 Certain Items are associated with our Oil and Gas Producing activities. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Net of royalties and outside working interests.

Below are the changes in Segment EBDA in the comparable three-month periods ended March 31, 2023 and 2022:

Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

	2023	2022	increase/ (decrease)
	(In millions)
Source and Transportation activities	$49	$62	$(13)
Oil and Gas Producing activities	118	126	(8)
Subtotal	167	188	(21)
Energy Transition Ventures	5	4	1
Total CO2 Segment EBDA	$172	$192	$(20)

The changes in Segment EBDA for our CO2 business segment in the comparable three-month periods ended March 31, 2023 and 2022 are explained by the following discussion:
•A $13 million (21%) decrease in Source and Transportation activities primarily due to higher operating expenses and a decrease in revenues related to lower CO2 sales prices and volumes.

•An $8 million (6%) decrease in Oil and Gas Producing activities primarily due to a decrease in revenues related to lower realized NGL prices and lower NGL and crude oil volumes which was largely driven by an extended outage at SACROC.

In addition, Oil and Gas Producing activities was affected by a favorable change period-over-period in revenues related to non-cash mark-to-market derivative hedge contracts which we treated as Certain Items.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2023:

	Remaining 2023	2024	2025	2026	2027
Crude Oil(a)
Price ($ per Bbl)	$64.67	$62.45	$61.98	$65.32	$62.23
Volume (MBbl/d)	23.57	15.50	10.05	5.30	0.50
NGLs
Price ($ per Bbl)	$55.11	$36.23
Volume (MBbl/d)	3.82	0.04
Midland-to-Cushing Basis Spread
Price ($ per Bbl)	$1.00	$1.15
Volume (MBbl/d)	21.00	2.75
Argus Calendar Month Average Basis Spread
Price ($ per Bbl)	$0.91	$0.43
Volume (MBbl/d)	21.25	2.50
(a)Includes West Texas Intermediate hedges.

Liquidity and Capital Resources

General

As of March 31, 2023, we had $416 million of “Cash and cash equivalents,” a decrease of $329 million from December 31, 2022. Additionally, as of March 31, 2023, we had borrowing capacity of approximately $3.9 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,333 million and $1,084 million in the first three months of 2023 and 2022, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided from operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our expansion capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2023 and December 31, 2022, approximately 13% and 20%, respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The percentage at March 31, 2023 and December 31,

2022 includes $3,445 million and $1,250 million, respectively, of variable-to-fixed interest rate derivative contracts which expire in December 2023. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Our board of directors declared a quarterly dividend of $0.2825 per share for the first quarter of 2023, a 2% increase over the dividend declared for the first quarter of 2022.

On January 31, 2023, we issued in a registered offering $1,500 million aggregate principal amount of 5.20% senior notes due 2033 for net proceeds of $1,485 million, which were used to repay short-term borrowings, maturing debt and for general corporate purposes.

During the first quarter, upon maturity, we repaid our 3.15% senior notes, our floating rate senior notes and our 3.45% senior notes.

Short-term Liquidity

As of March 31, 2023, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of credit facilities with an available capacity of approximately $3.9 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our credit facilities and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of March 31, 2023, our $2,160 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2022 was $3,385 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,079 million and $3,127 million as of March 31, 2023 and December 31, 2022, respectively. From time to time, our current liabilities may include short-term borrowings used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations. The overall $1,048 million favorable change from year-end 2022 was primarily due to (i) a $1,225 million decrease in senior notes that mature in the next twelve months; (ii) a $288 million decrease in other current liabilities, primarily related to reductions in property tax and bonus accruals and exchange gas payables; (iii) a $164 million decrease in accrued interest; and (iv) favorable short-term fair value adjustments on derivative contracts of $54 million; partially offset by (i) a $329 million decrease in cash and cash equivalents which was used to repay a portion of senior notes that matured in the first quarter of 2023; (ii) a $162 million net unfavorable change in our accounts receivables and payables; (iii) a $120 million decrease in other current assets, primarily in exchange gas receivables and regulatory assets; and (iv) a $45 million decrease in inventories, primarily associated with gas in underground storage. Generally, our working capital balance varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities.

Capital Expenditures

We account for our capital expenditures in accordance with GAAP. Additionally, we distinguish between capital expenditures as follows:

Type of Expenditure	Physical Determination of Expenditure
Sustaining capital expenditures	•Investments to maintain the operational integrity and extend the useful life of our assets
Expansion capital expenditures (discretionary capital expenditures)	•Investments to expand throughput or capacity from that which existed immediately prior to the making or acquisition of additions or improvements

Budgeting of maintenance capital expenditures, which we refer to as sustaining capital expenditures, is done annually on a bottom-up basis. For each of our assets, we budget for and make those sustaining capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional sustaining capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures generally occurs periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Assets comprising expansion capital projects could result in additional sustaining capital expenditures over time. The need for sustaining capital expenditures in respect of newly constructed assets tends to be minimal, but tends to increase over time as such assets age and experience wear and tear. Regardless of whether assets result from sustaining or expansion capital expenditures, once completed, the addition of such assets to our depreciable asset base will impact our calculation of depreciation, depletion and amortization over the remaining useful lives of the impacted or resulting assets.

Generally, the determination of whether a capital expenditure is classified as sustaining or as expansion is made on a project level. The classification of our capital expenditures as expansion capital expenditures or as sustaining capital expenditures is made consistent with our accounting policies and is generally a straightforward process, but in certain circumstances can be a matter of management judgment and discretion. The classification has an impact on DCF because capital expenditures that are classified as expansion capital expenditures are not deducted in calculating DCF, while those classified as sustaining capital expenditures are.

Our capital expenditures for the three months ended March 31, 2023, and the amount we expect to spend for the remainder of 2023 to sustain our assets and expand our business are as follows:

	Three Months Ended March 31, 2023	2023 Remaining	Total 2023
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$156	$718	$874
Expansion capital expenditures	368	1,617	1,985
Accrued capital expenditures, contractor retainage and other	(17)	—	—
Capital expenditures	$507	$2,335	$2,859
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$29	$130	$159
Investments in unconsolidated joint ventures(b)	44	200	244
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(9)	(11)
Accrued capital expenditures, contractor retainage and other	17	—	—
Total capital investments	$595	$2,656	$3,251
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Three Months Ended March 31, 2023	2023 Remaining	Total 2023
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$156	$718	$874
Sustaining capital expenditures of unconsolidated joint ventures(a)	29	130	159
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(9)	(11)
Total sustaining capital investments	183	839	1,022
Expansion capital investments
Capital expenditures for property, plant and equipment	368	1,617	1,985
Investments in unconsolidated joint ventures(b)	44	200	244
Total expansion capital investments	412	1,817	2,229
Total capital investments	$595	$2,656	$3,251
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2022 in our 2022 Form 10-K.

Commitments for the purchase of property, plant and equipment as of March 31, 2023 and December 31, 2022 were $322 million and $527 million, respectively. The decrease of $205 million was primarily driven by capital commitments related to our Terminals and Products Pipelines segments.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2023 and 2022.

	Three Months Ended March 31,
	2023	2022	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$1,333	$1,084	$249
Investing activities	(508)	(371)	(137)
Financing activities	(1,181)	(1,512)	331
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(356)	$(799)	$443

Operating Activities

$249 million more cash provided by operating activities in the comparable three-month periods ended March 31, 2023 and 2022 is explained by the following discussion:

•a $316 million increase in cash associated with net changes in working capital items and other non-current assets and liabilities. The increase was primarily driven by (i) net favorable changes related to the timing of accounts receivable collections and trade payable payments, largely in our Natural Gas business segment; and (ii) a decrease in inventories primarily driven by higher settlements associated with commodity hedges related to gas in underground storage; partially offset by,

•a $67 million decrease in cash after adjusting the $19 million increase in net income by $86 million for the combined effects of the period-to-period net changes in non-cash items.

Investing Activities

$137 million more cash used in investing activities in the comparable three-month periods ended March 31, 2023 and 2022 is explained by the following discussion:

•a $100 million increase in capital expenditures primarily driven by the expansion projects in our Natural Gas business segment.

Financing Activities

$331 million less cash used in financing activities in the comparable three-month periods ended March 31, 2023 and 2022 is explained by the following discussion:

•a $470 million net decrease in cash used related to debt activity as a result of lower net debt payments in the 2023 period compared to the 2022 period; partially offset by,
•a $112 million increase in cash used for share repurchases under our share buy-back program.

Dividends

We expect to declare dividends of $1.13 per share on our stock for 2023. The table below reflects our 2023 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2023	$0.2825	April 19, 2023	May 1, 2023	May 15, 2023

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2022 Form 10-K. All of these matters will be taken into consideration by our board of directors when declaring dividends.

Our dividends are not cumulative. Consequently, if dividends on our stock are not paid at the intended levels, our stockholders are not entitled to receive those payments in the future. Our dividends generally will be paid on or about the 15th day of each February, May, August and November.

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

KMI and certain subsidiaries (Subsidiary Issuers) are issuers of certain debt securities. KMI and substantially all of KMI’s wholly owned domestic subsidiaries (Subsidiary Guarantors), are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as subsidiary non-guarantors (Subsidiary Non-Guarantors), the parent issuer, Subsidiary Issuers and Subsidiary Guarantors (the “Obligated Group”) are all guarantors of each series of our guaranteed debt (Guaranteed Notes). As a result of the cross guarantee agreement, a holder of any of the Guaranteed Notes issued by KMI or a Subsidiary Issuer is in the same position with respect to the net assets, and income of KMI and the Subsidiary Issuers and Guarantors. The only amounts that are not available to the holders of each of the Guaranteed Notes to satisfy the repayment of such securities are the net assets, and income of the Subsidiary Non-Guarantors.

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2023.”

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

Excluding fair value adjustments, as of March 31, 2023 and December 31, 2022, the Obligated Group had $30,519 million and $30,886 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2023	December 31, 2022
	(In millions)
Current assets	$2,397	$3,514
Current assets - affiliates	587	618
Noncurrent assets	61,489	61,523
Noncurrent assets - affiliates	520	516
Total Assets	$64,993	$66,171

Current liabilities	$4,456	$6,612
Current liabilities - affiliates	639	707
Noncurrent liabilities	31,679	30,668
Noncurrent liabilities - affiliates	1,137	1,096
Total Liabilities	37,911	39,083
Kinder Morgan, Inc.’s stockholders’ equity	27,082	27,088
Total Liabilities and Stockholders’ Equity	$64,993	$66,171

Summarized Combined Income Statement Information	Three Months Ended March 31, 2023
(In millions)
Revenues	$3,613
Operating income	1,108
Net income	613

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2022, in Part II, Item 7A in our 2022 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Other than the following updated risk factor, there have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2022 Form 10-K. For more information on our risk management activities, refer to Part I, Item 1, Note 5 “Risk Management” to our consolidated financial statements.

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

On March 15, 2023, the EPA announced finalization of its Good Neighbor Plan (the “Plan”) indicating the Plan will significantly cut nitrogen oxide pollution from power plants and other industrial facilities from 23 upwind states which the EPA determined is significantly contributing to National Ambient Air Quality Standards (NAAQS) nonattainment and interfering with maintenance of the 2015 ozone NAAQS in downwind states. As part of the Plan, the EPA announced that it would be issuing prescriptive emission standards for several sectors, including new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. If the Plan is published in the Federal Register as a final rule, in the form announced by the EPA, those standards will require the installation of more stringent air pollution controls on hundreds of our existing internal combustion engines. The Plan is scheduled to take effect in 2026 and will apply to all impacted engines unless compliance schedule extensions are granted by the EPA, which would need to be supported by us and considered by the EPA on an engine-by-engine basis. The Plan could have material financial impacts on our Natural Gas business segment in relation to the costs necessary to comply with the Plan, the timing of compliance, equipment shortages, potential operational disruptions, and the availability of and costs associated with the purchase of offsets.

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

Should we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to our income, operations, assets or another aspect of our business could have a material adverse impact on our earnings, cash flow, financial condition and results of operations. For more information, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Industry Regulation” in our 2022 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Stock
(During the quarter ended March 31, 2023)

Settlement Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs(a)
January 1 to January 31, 2023	—	$—	—	$2,057,284,126
February 1 to February 28, 2023	—	—	—	2,057,284,126
March 1 to March 31, 2023	6,810,307	16.62	6,810,307	1,944,068,674
Total	6,810,307	$16.62	6,810,307	$1,944,068,674
(a)On July 19, 2017, our board of directors approved a $2 billion common share buy-back program. On January 18, 2023, our board of directors approved an increase in our share repurchase authorization to $3 billion from $2 billion. After repurchase, the shares are canceled and no longer outstanding.
(b)Amount includes any commission or other costs to repurchase shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended March 31, 2023.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
4.1	Certificate of the Vice President and Treasurer and Vice President and Chief Financial Officer of Kinder Morgan, Inc. establishing the terms of the 5.200% Notes due 2033.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among Kinder Morgan, Inc. and certain of its subsidiaries, with schedules updated as of March 31, 2023.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (ii) our Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iii) our Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (iv) our Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (v) our Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 21, 2023	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)