Form 10-Q
period 2023-09-30
KINDER MORGAN, INC.
filed 2023-10-23
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

F O R M  10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 19, 2023, the registrant had 2,222,773,933 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	GAAP	=	U.S. Generally Accepted Accounting Principles
Bbl	=	barrels	LLC	=	limited liability company
BBtu	=	billion British Thermal Units	LIBOR	=	London Interbank Offered Rate
Bcf	=	billion cubic feet	MBbl	=	thousand barrels
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MMBbl	=	million barrels
			MMtons	=	million tons
CO2	=	carbon dioxide or our CO2 business segment	NGL	=	natural gas liquids
DCF	=	distributable cash flow	NYMEX	=	New York Mercantile Exchange
DD&A	=	depreciation, depletion and amortization	OTC	=	over-the-counter
EBDA	=	earnings before depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments	PHMSA	=	Pipeline and Hazardous Materials Safety Administration
			RNG	=	Renewable natural gas
EBITDA	=	earnings before interest, income taxes, depreciation, depletion and amortization expenses, and amortization of excess cost of equity investments	ROU	=	Right-of-Use
			U.S.	=	United States of America
EPA	=	U.S. Environmental Protection Agency	WTI	=	West Texas Intermediate
FASB	=	Financial Accounting Standards Board

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Services	$2,087	$2,028	$6,201	$6,089
Commodity sales	1,785	3,108	4,991	8,416
Other	35	41	104	116
Total Revenues	3,907	5,177	11,296	14,621
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,405	2,717	3,591	7,294
Operations and maintenance	738	712	2,062	1,960
Depreciation, depletion and amortization	561	551	1,683	1,632
General and administrative	162	162	497	470
Taxes, other than income taxes	106	113	319	340
Gain on divestitures and impairments, net	(3)	(9)	(16)	(30)
Other income, net	—	—	(2)	(6)
Total Operating Costs, Expenses and Other	2,969	4,246	8,134	11,660
Operating Income	938	931	3,162	2,961
Other Income (Expense)
Earnings from equity investments	234	195	607	564
Amortization of excess cost of equity investments	(18)	(19)	(54)	(57)
Interest, net	(457)	(399)	(1,345)	(1,087)
Other, net	3	21	7	63
Total Other Expense	(238)	(202)	(785)	(517)
Income Before Income Taxes	700	729	2,377	2,444
Income Tax Expense	(145)	(134)	(509)	(512)
Net Income	555	595	1,868	1,932
Net Income Attributable to Noncontrolling Interests	(23)	(19)	(71)	(54)
Net Income Attributable to Kinder Morgan, Inc.	$532	$576	$1,797	$1,878

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.24	$0.25	$0.80	$0.83
Basic and Diluted Weighted Average Shares Outstanding	2,230	2,253	2,238	2,262
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$555	$595	$1,868	$1,932
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $45, $(40), $(1) and $109, respectively)	(153)	123	2	(366)
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(6), $(29), $9 and $(118), respectively)	22	104	(29)	396
Benefit plan adjustments (net of taxes of $(2), $(1), $(4) and $(6), respectively)	3	2	11	18
Total other comprehensive (loss) income	(128)	229	(16)	48
Comprehensive income	427	824	1,852	1,980
Comprehensive income attributable to noncontrolling interests	(23)	(19)	(71)	(54)
Comprehensive income attributable to KMI	$404	$805	$1,781	$1,926
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$80	$745
Restricted deposits	17	49
Accounts receivable	1,502	1,840
Fair value of derivative contracts	79	231
Inventories	565	634
Other current assets	190	304
Total current assets	2,433	3,803
Property, plant and equipment, net	35,944	35,599
Investments	7,674	7,653
Goodwill	19,965	19,965
Other intangibles, net	1,652	1,809
Deferred charges and other assets	1,194	1,249
Total Assets	$68,862	$70,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,130	$3,385
Accounts payable	1,430	1,444
Accrued interest	387	515
Fair value of derivative contracts	346	465
Other current liabilities	958	1,121
Total current liabilities	6,251	6,930
Long-term liabilities and deferred credits
Long-term debt
Outstanding	27,863	28,288
Debt fair value adjustments	8	115
Total long-term debt	27,871	28,403
Deferred income taxes	1,112	623
Other long-term liabilities and deferred credits	2,047	2,008
Total long-term liabilities and deferred credits	31,030	31,034
Total Liabilities	37,281	37,964
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,227,817,827 and 2,247,681,626 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,306	41,673
Accumulated deficit	(10,652)	(10,551)
Accumulated other comprehensive loss	(418)	(402)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,258	30,742
Noncontrolling interests	1,323	1,372
Total Stockholders’ Equity	31,581	32,114
Total Liabilities and Stockholders’ Equity	$68,862	$70,078
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$1,868	$1,932
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,683	1,632
Deferred income taxes	495	499
Amortization of excess cost of equity investments	54	57
Change in fair value of derivative contracts	(93)	45
Gain on divestitures and impairments, net	(16)	(30)
Earnings from equity investments	(607)	(564)
Distributions from equity investment earnings	572	548
Changes in components of working capital
Accounts receivable	351	(260)
Inventories	130	(165)
Other current assets	89	(60)
Accounts payable	(115)	347
Accrued interest, net of interest rate swaps	(131)	(160)
Other current liabilities	(84)	29
Rate reparations, refunds and other litigation reserve adjustments	(21)	(189)
Other, net	(6)	(98)
Net Cash Provided by Operating Activities	4,169	3,563

Cash Flows From Investing Activities
Acquisition of assets, net of cash acquired	(13)	(488)
Capital expenditures	(1,689)	(1,144)
Contributions to investments	(179)	(60)
Distributions from equity investments in excess of cumulative earnings	166	126
Other, net	(18)	21
Net Cash Used in Investing Activities	(1,733)	(1,545)

Cash Flows From Financing Activities
Issuances of debt	4,373	8,898
Payments of debt	(5,051)	(9,569)
Debt issue costs	(18)	(21)
Dividends	(1,898)	(1,876)
Repurchases of shares	(390)	(333)
Proceeds from sale of noncontrolling interests	—	557
Contributions from noncontrolling interests	1	1
Distributions to noncontrolling interests	(121)	(85)
Other, net	(29)	(14)
Net Cash Used in Financing Activities	(3,133)	(2,442)

Net Decrease in Cash, Cash Equivalents and Restricted Deposits	(697)	(424)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147
Cash, Cash Equivalents and Restricted Deposits, end of period	$97	$723

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2023	2022

Cash and Cash Equivalents, beginning of period	$745	$1,140
Restricted Deposits, beginning of period	49	7
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147
Cash and Cash Equivalents, end of period	80	483
Restricted Deposits, end of period	17	240
Cash, Cash Equivalents and Restricted Deposits, end of period	97	723
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(697)	$(424)

Non-cash Investing and Financing Activities
Assets contributed to equity investment	$16	$—
ROU assets and operating lease obligations recognized including adjustments	38	19
Increase in property, plant and equipment from both accruals and contractor retainage	104	23
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,505	1,278
Cash paid during the period for income taxes, net	10	12
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2023	2,229	$22	$41,387	$(10,550)	$(290)	$30,569	$1,340	$31,909
Repurchases of shares	(4)		(73)			(73)		(73)
Restricted shares	3		(8)			(8)		(8)
Net income				532		532	23	555
Dividends				(634)		(634)		(634)
Distributions						—	(41)	(41)
Contributions						—	1	1
Other comprehensive loss					(128)	(128)		(128)
Balance at September 30, 2023	2,228	$22	$41,306	$(10,652)	$(418)	$30,258	$1,323	$31,581

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2022	2,257	$23	$41,654	$(10,540)	$(592)	$30,545	$1,080	$31,625
Repurchases of shares	(9)		(160)			(160)		(160)
Restricted shares	2		5			5		5
Net income				576		576	19	595
Dividends				(629)		(629)		(629)
Distributions						—	(32)	(32)
Contributions						—	1	1
Impact of change in ownership interest in subsidiary			190			190	311	501
Other comprehensive income					229	229		229
Balance at September 30, 2022	2,250	$23	$41,689	$(10,593)	$(363)	$30,756	$1,379	$32,135
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2022	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(23)		(390)			(390)		(390)
Restricted shares	3		26			26		26
Net income				1,797		1,797	71	1,868
Dividends				(1,898)		(1,898)		(1,898)
Distributions						—	(121)	(121)
Contributions						—	1	1
Other			(3)			(3)		(3)
Other comprehensive loss					(16)	(16)		(16)
Balance at September 30, 2023	2,228	$22	$41,306	$(10,652)	$(418)	$30,258	$1,323	$31,581

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 4)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares	(19)		(333)			(333)		(333)
EP Trust I Preferred security conversions			1			1		1
Restricted shares	2		36			36		36
Net income				1,878		1,878	54	1,932
Dividends				(1,876)		(1,876)		(1,876)
Distributions						—	(85)	(85)
Contributions						—	1	1
Impact of change in ownership interest in subsidiary			190			190	311	501
Other comprehensive income					48	48		48
Balance at September 30, 2022	2,250	$23	$41,689	$(10,593)	$(363)	$30,756	$1,379	$32,135
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 82,000 miles of pipelines, 140 terminals, 700 Bcf of working natural gas storage capacity and 5.4 Bcf per year of RNG generation capacity. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net Income Available to Stockholders	$532	$576	$1,797	$1,878
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)	(11)	(9)
Net Income Allocated to Class P Stockholders	$528	$572	$1,786	$1,869

Basic Weighted Average Shares Outstanding	2,230	2,253	2,238	2,262
Basic Earnings Per Share	$0.24	$0.25	$0.80	$0.83
(a)As of September 30, 2023, there were 13 million restricted stock awards outstanding.

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

2. Losses on Impairments

Impairments

During the first quarter of 2023, we recognized an impairment of $67 million related to our investment in Double Eagle Pipeline LLC (Double Eagle). The impairment was driven by lower expected renewal rates on contracts that expire in the second half of 2023. The impairment is recognized on our accompanying consolidated statement of income for the nine months ended September 30, 2023 within “Earnings from equity investments.” Our investment in Double Eagle and associated earnings is included within our Products Pipelines business segment.

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

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	September 30, 2023	December 31, 2022
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes(a)	320	—
Current portion of senior notes
3.15% due January 2023	—	1,000
Floating rate, due January 2023	—	250
3.45% due February 2023	—	625
3.50% due September 2023	—	600
5.625% due November 2023	750	750
4.15% due February 2024	650	—
4.30% due May 2024	600	—
4.25% due September 2024	650	—
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	49	49
Total current portion of debt	3,130	3,385

Long-term debt (excluding current portion)
Senior notes	27,232	27,638
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	316	330
Trust I preferred securities, 4.75%, due March 2028	109	109
Other	206	211
Total long-term debt	27,863	28,288
Total debt(c)	$30,993	$31,673
(a)Weighted average interest rate on borrowings at September 30, 2023 was 5.50%.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of September 30, 2023 and December 31, 2022, increased our total debt balances by $8 million and $115 million, respectively.

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

Credit Facilities and Restrictive Covenants

As of September 30, 2023, we had no borrowings outstanding under our credit facilities, $320 million borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facilities as of September 30, 2023 was $3.6 billion. For the period ended September 30, 2023, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	September 30, 2023		December 31, 2022
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,001	$28,451	$31,788	$30,070
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $199 million and $195 million as of September 30, 2023 and December 31, 2022, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2023 and December 31, 2022.

4. Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our board of directors approved a $2 billion share buy-back program that began in December 2017. On January 18, 2023, our board of directors approved an increase in our share repurchase authorization to $3 billion. During the nine months ended September 30, 2023, we repurchased 23 million of our shares for $390 million at an average price of $16.62 per share. Subsequent to September 30, 2023 and through October 19, 2023, we repurchased 5 million shares for $83 million at an average price of $16.38 per share. All shares we have repurchased are canceled and are no longer outstanding.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Per share cash dividend declared for the period	$0.2825	$0.2775	$0.8475	$0.8325
Per share cash dividend paid in the period	0.2825	0.2775	0.8425	0.825

On October 18, 2023, our board of directors declared a cash dividend of $0.2825 per share for the quarterly period ended September 30, 2023, which is payable on November 15, 2023 to shareholders of record as of the close of business on October 31, 2023.

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

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	2	11	13
Gain reclassified from accumulated other comprehensive loss	(29)	—	(29)
Net current-period change in accumulated other comprehensive loss	(27)	11	(16)
Balance as of September 30, 2023	$(191)	$(227)	$(418)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(366)	18	(348)
Loss reclassified from accumulated other comprehensive loss	396	—	396
Net current-period change in accumulated other comprehensive loss	30	18	48
Balance as of September 30, 2022	$(142)	$(221)	$(363)

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

Energy Commodity Price Risk Management

As of September 30, 2023, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(18.2)	MMBbl
Crude oil basis	(1.1)	MMBbl
Natural gas fixed price	(56.2)	Bcf
Natural gas basis	(48.0)	Bcf
NGL fixed price	(0.8)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.6)	MMBbl
Crude oil basis	(6.7)	MMBbl
Natural gas fixed price	(6.9)	Bcf
Natural gas basis	(98.3)	Bcf
NGL fixed price	(1.0)	MMBbl

As of September 30, 2023, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2027.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of September 30, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$6,800	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	3,445	Mark-to-Market	December 2023
(a)The principal amount of hedged senior notes consisted of $2,050 million included in “Current portion of debt” and $4,750 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the nine months ended September 30, 2023, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 10 for further information on Topic 848.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of September 30, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$38	$150	$(153)	$(156)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	6	(87)	(91)
Subtotal	39	156	(240)	(247)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(153)	(144)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	19	39	(288)	(261)
Subtotal	19	39	(441)	(405)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(6)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(23)	(32)
Subtotal	—	—	(29)	(35)
Total	58	195	(710)	(687)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	33	80	(34)	(162)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	7	23	(1)	(19)
Subtotal	40	103	(35)	(181)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	8	1	—	—
Total	48	104	(35)	(181)
Total derivatives	$106	$299	$(745)	$(868)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2023
Energy commodity derivative contracts(b)	$40	$39	$—	$79	$(25)	$—	$54
Interest rate contracts	—	27	—	27	—	—	27
As of December 31, 2022
Energy commodity derivative contracts(b)	$115	$144	$—	$259	$(186)	$—	$73
Interest rate contracts	—	40	—	40	—	—	40

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2023
Energy commodity derivative contracts(b)	$(3)	$(272)	$—	$(275)	$25	$(52)	$(302)
Interest rate contracts	—	(442)	—	(442)	—	—	(442)
Foreign currency contracts	—	(28)	—	(28)	—	—	(28)
As of December 31, 2022
Energy commodity derivative contracts(b)	$(23)	$(405)	$—	$(428)	$186	$(30)	$(272)
Interest rate contracts	—	(405)	—	(405)	—	—	(405)
Foreign currency contracts	—	(35)	—	(35)	—	—	(35)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(In millions)
Interest rate contracts	Interest, net	$(74)	$(278)	$(55)	$(754)

Hedged fixed rate debt(a)	Interest, net	$77	$279	$59	$761
(a)As of September 30, 2023, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $426 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Three Months Ended September 30,			Three Months Ended September 30,
	2023	2022		2023	2022
	(In millions)			(In millions)
Energy commodity derivative contracts	$(188)	$195	Revenues—Commodity sales	$16	$(116)
			Costs of sales	(27)	17
Foreign currency contracts	(10)	(32)	Other, net	(17)	(34)
Total	$(198)	$163	Total	$(28)	$(133)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
	(In millions)			(In millions)
Energy commodity derivative contracts	$(3)	$(375)	Revenues—Commodity sales	$98	$(433)
			Costs of sales	(54)	34
Interest rate contracts	—	7	Interest, net	—	—
Foreign currency contracts	6	(107)	Other, net	(6)	(115)
Total	$3	$(475)	Total	$38	$(514)
(a)We expect to reclassify approximately $145 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of September 30, 2023 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the three and nine months ended September 30, 2022, we recognized approximate gains of $29 million and $34 million associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(21)	$44	$11	$18
	Costs of sales	(4)	(30)	116	(129)
	Earnings from equity investments	—	(7)	1	(11)
Interest rate contracts	Interest, net	(6)	(20)	6	28
Total(a)		$(31)	$(13)	$134	$(94)
(a)The three and nine months ended September 30, 2023 amounts include approximate gains of $9 million and $45 million, respectively, and the three and nine months ended September 30, 2022 amounts include approximate losses of $19 million and $39 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2023 and December 31, 2022, we had

no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2023 and December 31, 2022, we had cash margins of $28 million and $1 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The cash margin balance at September 30, 2023 represents our initial margin requirements of $24 million and variation margin requirements of $52 million posted by our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of September 30, 2023, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $187 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$849	$49	$211	$—	$(1)	$1,108
Fee-based services	268	264	102	9	(1)	642
Total services	1,117	313	313	9	(2)	1,750
Commodity sales
Natural gas sales	689	—	—	28	(5)	712
Product sales	281	495	10	291	(2)	1,075
Total commodity sales	970	495	10	319	(7)	1,787
Total revenues from contracts with customers	2,087	808	323	328	(9)	3,537
Other revenues(c)
Leasing services(d)	120	50	161	15	—	346
Derivatives adjustments on commodity sales	49	(2)	—	(52)	—	(5)
Other	17	6	—	6	—	29
Total other revenues	186	54	161	(31)	—	370
Total revenues	$2,273	$862	$484	$297	$(9)	$3,907

	Three Months Ended September 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$845	$57	$199	$—	$—	$1,101
Fee-based services	243	247	106	11	—	607
Total services	1,088	304	305	11	—	1,708
Commodity sales
Natural gas sales	1,902	—	—	24	(7)	1,919
Product sales	389	511	11	353	(1)	1,263
Total commodity sales	2,291	511	11	377	(8)	3,182
Total revenues from contracts with customers	3,379	815	316	388	(8)	4,890
Other revenues(c)
Leasing services(d)	120	51	141	16	—	328
Derivatives adjustments on commodity sales	(12)	—	—	(60)	—	(72)
Other	18	6	—	7	—	31
Total other revenues	126	57	141	(37)	—	287
Total revenues	$3,505	$872	$457	$351	$(8)	$5,177

	Nine Months Ended September 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,615	$138	$626	$1	$(2)	$3,378
Fee-based services	752	750	298	29	(1)	1,828
Total services	3,367	888	924	30	(3)	5,206
Commodity sales
Natural gas sales	1,972	—	—	61	(9)	2,024
Product sales	788	1,211	23	836	(6)	2,852
Total commodity sales	2,760	1,211	23	897	(15)	4,876
Total revenues from contracts with customers	6,127	2,099	947	927	(18)	10,082
Other revenues(c)
Leasing services(d)	357	149	476	40	—	1,022
Derivatives adjustments on commodity sales	196	(1)	—	(86)	—	109
Other	50	18	—	15	—	83
Total other revenues	603	166	476	(31)	—	1,214
Total revenues	$6,730	$2,265	$1,423	$896	$(18)	$11,296

	Nine Months Ended September 30, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,633	$176	$585	$1	$(2)	$3,393
Fee-based services	690	723	300	35	—	1,748
Total services	3,323	899	885	36	(2)	5,141
Commodity sales
Natural gas sales	4,938	—	—	68	(17)	4,989
Product sales	1,141	1,577	22	1,105	(4)	3,841
Total commodity sales	6,079	1,577	22	1,173	(21)	8,830
Total revenues from contracts with customers	9,402	2,476	907	1,209	(23)	13,971
Other revenues(c)
Leasing services(d)	355	144	430	44	—	973
Derivatives adjustments on commodity sales	(132)	(3)	—	(280)	—	(415)
Other	49	17	—	26	—	92
Total other revenues	272	158	430	(210)	—	650
Total revenues	$9,674	$2,634	$1,337	$999	$(23)	$14,621
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

Contract Balances

As of September 30, 2023 and December 31, 2022, our contract asset balances were $43 million and $33 million, respectively. Of the contract asset balance at December 31, 2022, $21 million was transferred to accounts receivable during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, our contract liability balances were $221 million and $204 million, respectively. Of the contract liability balance at December 31, 2022, $61 million was recognized as revenue during the nine months ended September 30, 2023.

Subsequent to September 30, 2023, we entered into an agreement with a customer to prepay certain fixed reservation charges under long-term transportation and terminalling contracts. We anticipate receiving $843 million in the fourth quarter of 2023 as part of this agreement. The prepayment, which relates to contracts expiring from 2035 to 2040, was discounted to present value at a rate that is attractive relative to our cost of issuing long-term debt.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2023 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Three months ended December 31, 2023	$1,167
2024	4,153
2025	3,423
2026	2,933
2027	2,462
Thereafter	14,057
Total	$28,195

Our contractually committed revenue, for purposes of the tabular presentation above, is generally limited to service or commodity sale customer contracts which have fixed pricing and fixed volume terms and conditions, generally including contracts with take-or-pay or minimum volume commitment payment obligations. Our contractually committed revenue amounts, based on the practical expedient that we elected to apply, generally exclude remaining performance obligations for contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

7.  Reportable Segments

Financial information by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,268	$3,497	$6,718	$9,653
Intersegment revenues	5	8	12	21
Products Pipelines	862	872	2,265	2,634
Terminals
Revenues from external customers	483	457	1,420	1,335
Intersegment revenues	1	—	3	2
CO2
Revenues from external customers	294	351	893	999
Intersegment revenues	3	—	3	—
Corporate and intersegment eliminations	(9)	(8)	(18)	(23)
Total consolidated revenues	$3,907	$5,177	$11,296	$14,621

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,179	$1,135	$3,929	$3,453
Products Pipelines	311	257	780	855
Terminals	259	240	774	731
CO2	163	215	510	619
Total Segment EBDA	1,912	1,847	5,993	5,658
DD&A	(561)	(551)	(1,683)	(1,632)
Amortization of excess cost of equity investments	(18)	(19)	(54)	(57)
General and administrative and corporate charges	(176)	(149)	(534)	(438)
Interest, net	(457)	(399)	(1,345)	(1,087)
Income tax expense	(145)	(134)	(509)	(512)
Total consolidated net income	$555	$595	$1,868	$1,932

	September 30, 2023	December 31, 2022
	(In millions)
Assets
Natural Gas Pipelines	$47,642	$47,978
Products Pipelines	8,923	8,985
Terminals	8,250	8,357
CO2	3,459	3,449
Corporate assets(b)	588	1,309
Total consolidated assets	$68,862	$70,078
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

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except percentages)
Income tax expense	$145	$134	$509	$512
Effective tax rate	20.7%	18.4%	21.4%	20.9%

The effective tax rate for the three months ended September 30, 2023 is lower than the statutory federal rate of 21% primarily due to dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings and Products (SE) Pipe Line Company (PPL), partially offset by state income taxes.

The effective tax rate for the nine months ended September 30, 2023 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL.

The effective tax rates for the three and nine months ended September 30, 2022 are lower than the statutory federal rate of 21% primarily due to the recognition of additional 2021 enhanced oil recovery credits from our initial estimate, the adjustment to the deferred tax liability as a result of the reduction in the state tax rate and dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

9.   Litigation and Environmental

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact to our business. We believe we have numerous and substantial defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose the following contingencies where an adverse outcome may be material or, in the judgment of management, we conclude the matter should otherwise be disclosed.

Gulf LNG Facility Disputes

On September 28, 2018, Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit against Eni S.p.A. in the Supreme Court of the State of New York in New York County to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. on December 10, 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). The suit to enforce the Guarantee against Eni S.p.A. was filed after an arbitration tribunal delivered an award on June 29, 2018 which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit to enforce the Guarantee, Eni S.p.A. filed counterclaims and other claims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims and other claims asserted by Eni S.p.A sought unspecified damages and involved the same substantive allegations which were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC (ALSS), a consortium of international oil companies including Eni S.p.A. On January 4, 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal on February 9, 2023 and denied GLNG’s motion for rehearing on July 6, 2023. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee.. With respect to the counterclaims and other claims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment on June 13, 2023 and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. Eni S.p.A. filed a notice of appeal to the state Appellate Division. We intend to vigorously oppose Eni S.p.A’s appeal.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed a lawsuit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. On October 24, 2022, the trial court granted our motion for summary judgment on all of Freeport’s claims. On November 21, 2022, Freeport filed a notice of appeal to the 14th Court of Appeals, where the matter remains pending. We believe our declaration of force majeure was proper and intend to continue to vigorously defend this case.

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was filed initially in federal court in Michigan, then transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590), and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a purported class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. These claims challenge plan provisions which are alleged to constitute impermissible “backloading” or “cutback” of benefits. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. The complaint alleges that the purported class includes over 10,000 individuals. The lawsuit is in the discovery stage and plaintiffs have moved for class certification. Plaintiffs seek to recover early retirement benefits as well as declaratory and injunctive relief, but have not pleaded, disclosed or otherwise specified a calculation of alleged damages. Accordingly, the extent of potential plan liabilities for past or future benefits, if any, remains to be determined. We believe we have numerous and substantial defenses and intend to vigorously defend this case.

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

Arizona Line 2000 Rupture

On August 15, 2021, the 30” EPNG Line 2000 natural gas transmission pipeline ruptured in a rural area in Coolidge, Arizona. The failure resulted in a fire which destroyed a home, resulting in two fatalities and one injury. The National Transportation Safety Board investigated the incident and issued its report on April 27, 2023. EPNG completed the physical work on Line 2000 in accordance with PHMSA’s requirements and returned the pipeline to commercial service in February 2023. We notified our insurers and resolved the claims presented by or on behalf of the residents of the home without litigation or a material adverse impact to our business.

General

As of September 30, 2023 and December 31, 2022, our total reserve for legal matters was $21 million and $70 million, respectively.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana. The case has been effectively stayed pending the resolution of jurisdictional issues in separate, consolidated cases to which TGP is not a party; The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with

The Parish of Cameron, et al. v. BP America Production Company, et al. Those cases were removed to federal court and subsequently remanded to the state district courts for Plaquemines and Cameron Parishes, respectively. On September 27, 2023, the U.S. District Court ordered the case be stayed and administratively closed pending the resolution of jurisdictional issues. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of September 30, 2023 and December 31, 2022, we have accrued a total reserve for environmental liabilities in the amount of $208 million and $221 million, respectively. In addition, as of September 30, 2023 and December 31, 2022, we had receivables of $11 million and $12 million, respectively, recorded for expected cost recoveries that have been deemed probable.

Challenge to Federal “Good Neighbor Plan”

On July 14, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the EPA’s final action promulgating the EPA’s final rule known as the “Good Neighbor Plan” (the Plan). The Plan was published in the Federal Register as a final rule on June 5, 2023. The Plan is a federal implementation plan to address certain interstate transport requirements of the Clean Air Act for the 2015 8-hour Ozone National Ambient Air Quality Standards. We believe that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. If the Plan were to remain in effect in its current form (including full compliance by its May 1, 2026 compliance deadline, and assuming failure of all pending challenges to state implementation plan disapprovals and no successful challenge to the Plan), we anticipate that it would have a material impact on us. On July 27, 2023, we filed a Motion to Stay the Plan Pending Review, and on September 25, 2023, the U.S. Court of Appeals denied the Motion. On October 13, 2023, we filed an Emergency Application for Stay of Final Agency Action in the United States Supreme Court.

On July 31, 2023, the EPA published an Interim Final Rule entitled “Federal ‘Good Neighbor Plan’ for the 2015 Ozone National Ambient Air Quality Standards; Response to Judicial Stays of SIP Disapproval Action for Certain States.” On September 29, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia seeking review of the Interim Final Rule.

Impacts of the Plan are difficult to predict, particularly given the extensive pending litigation. We would seek to mitigate the impacts, and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

During the nine months ended September 30, 2023 we amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. These agreements contain a combined notional principal amount of $1,225 million and convert a portion of our fixed rate debt to variable rates. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. See Note 5 “Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

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

Following is an acquisition we made during the nine months ended September 30, 2023.

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
CO2 business segment (Oil and Gas Producing activities)

2023 Dividends and Discretionary Capital

We expect to declare dividends of $1.13 per share for 2023, a 2% increase from the 2022 declared dividends of $1.11 per share. We now expect to invest $1.9 billion in expansion projects, acquisitions, and contributions to joint ventures during 2023.

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

GAAP Financial Measures

The Consolidated Earnings Results for the three and nine months ended September 30, 2023 and 2022 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the three and nine months ended September 30, 2023 and 2022, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Certain Items
Fair value amortization	$—	$(4)	$—	$(11)
Legal, environmental and other reserves	—	23	—	23
Change in fair value of derivative contracts(a)	37	(6)	(93)	49
Loss on impairment	—	—	67	—
Income tax Certain Items(b)	(7)	(20)	6	(35)
Other	—	6	—	24
Total Certain Items(c)(d)	$30	$(1)	$(20)	$50
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)Amounts for the periods ending September 30, 2023 and 2022 include the following amounts reported within “Earnings from equity investments” on the accompanying consolidated statements of income: (i) $1 million and $(1) million for the three-month periods, respectively, and none and $4 million for the nine-month periods, respectively, included within “Change in fair value of derivative contracts” and (ii) $67 million, for the 2023 nine-month period only, included within “Loss on impairment” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 2 “Losses on Impairments—Impairments”).
(d)Amounts for the periods ending September 30, 2023 and 2022 include, in the aggregate, $3 million and $15 million for the three-month periods, respectively, and $(10) million and $(46) million for the nine-month periods, respectively, included within “Interest, net” on the accompanying consolidated statements of income which consist of (i) none and $(4) million for the three-month periods, respectively, and none and $(11) million for the nine-month periods, respectively, of “Fair value amortization” and (ii) $3 million and $19 million for the three-month periods, respectively, and $(10) million and $(35) million for the nine-month periods, respectively, of “Change in fair value of derivative contracts.”

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

Net Debt

Net Debt is calculated, based on amounts as of September 30, 2023, by subtracting the following amounts from our debt balance of $31,001 million: (i) cash and cash equivalents of $80 million; (ii) debt fair value adjustments of $8 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(14) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended September 30,
	2023	2022	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$3,907	$5,177	$(1,270)	(25)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,405)	(2,717)	1,312	48%
Operations and maintenance	(738)	(712)	(26)	(4)%
DD&A	(561)	(551)	(10)	(2)%
General and administrative	(162)	(162)	—	—%
Taxes, other than income taxes	(106)	(113)	7	6%
Gain on divestitures and impairments, net	3	9	(6)	(67)%
Total Operating Costs, Expenses and Other	(2,969)	(4,246)	1,277	30%
Operating Income	938	931	7	1%
Other Income (Expense)
Earnings from equity investments	234	195	39	20%
Amortization of excess cost of equity investments	(18)	(19)	1	5%
Interest, net	(457)	(399)	(58)	(15)%
Other, net	3	21	(18)	(86)%
Total Other Expense	(238)	(202)	(36)	(18)%
Income Before Income Taxes	700	729	(29)	(4)%
Income Tax Expense	(145)	(134)	(11)	(8)%
Net Income	555	595	(40)	(7)%
Net Income Attributable to Noncontrolling Interests	(23)	(19)	(4)	(21)%
Net Income Attributable to Kinder Morgan, Inc.	$532	$576	$(44)	(8)%
Basic and diluted earnings per share	$0.24	$0.25	$(0.01)	(4)%
Basic and diluted weighted average shares outstanding	2,230	2,253	(23)	(1)%
Declared dividends per share	$0.2825	$0.2775	$0.005	2%

	Nine Months Ended September 30,
	2023	2022	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$11,296	$14,621	$(3,325)	(23)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(3,591)	(7,294)	3,703	51%
Operations and maintenance	(2,062)	(1,960)	(102)	(5)%
DD&A	(1,683)	(1,632)	(51)	(3)%
General and administrative	(497)	(470)	(27)	(6)%
Taxes, other than income taxes	(319)	(340)	21	6%
Gain on divestitures and impairments, net	16	30	(14)	(47)%
Other income, net	2	6	(4)	(67)%
Total Operating Costs, Expenses and Other	(8,134)	(11,660)	3,526	30%
Operating Income	3,162	2,961	201	7%
Other Income (Expense)
Earnings from equity investments	607	564	43	8%
Amortization of excess cost of equity investments	(54)	(57)	3	5%
Interest, net	(1,345)	(1,087)	(258)	(24)%
Other, net	7	63	(56)	(89)%
Total Other Expense	(785)	(517)	(268)	(52)%
Income Before Income Taxes	2,377	2,444	(67)	(3)%
Income Tax Expense	(509)	(512)	3	1%
Net Income	1,868	1,932	(64)	(3)%
Net Income Attributable to Noncontrolling Interests	(71)	(54)	(17)	(31)%
Net Income Attributable to Kinder Morgan, Inc.	$1,797	$1,878	$(81)	(4)%
Basic and diluted earnings per share	$0.80	$0.83	$(0.03)	(4)%
Basic and diluted weighted average shares outstanding	2,238	2,262	(24)	(1)%
Declared dividends per share	$0.8475	$0.8325	$0.015	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and nine-month periods ended September 30, 2023 and 2022:

Revenues

Revenues decreased $1,270 million and $3,325 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods. The decreases were primarily due to lower natural gas sales of $1,207 million and $2,965 million, respectively, and lower product sales of $188 million and $989 million, respectively, driven primarily by lower commodity prices partially offset by the impact of derivative contracts used to hedge commodity sales of $67 million and $524 million, respectively, which includes both realized and unrealized gains and losses from derivatives. These decreases in revenues were offset by corresponding decreases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales decreased $1,312 million and $3,703 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods. The decreases were primarily due to lower costs of sales for natural gas of $1,129 million and $2,860 million, respectively, and for products of $197 million and $646 million, respectively, driven primarily by lower commodity prices. Costs of sales was partially offset by increases of $18 million and further reduced by $157 million, respectively, for the impacts of derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives.

Operations and Maintenance

Operations and maintenance increased $26 million and $102 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods. The increases were primarily driven by higher labor, fuel costs, materials and supplies and services related to greater activity levels and inflation partially offset by a legal reserve associated with the EPNG pipeline rupture established in the 2022 period.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $58 million and $258 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods. The increases were primarily due to higher realized Secured Overnight Financing Rates associated with interest rate swaps.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except per share amounts)
Net income attributable to Kinder Morgan, Inc.	$532	$576	$1,797	$1,878
Certain Items(a)
Fair value amortization	—	(4)	—	(11)
Legal, environmental and other reserves	—	23	—	23
Change in fair value of derivative contracts	37	(6)	(93)	49
Loss on impairment	—	—	67	—
Income tax Certain Items	(7)	(20)	6	(35)
Other	—	6	—	24
Total Certain Items	30	(1)	(20)	50
Adjusted Earnings	$562	$575	$1,777	$1,928

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF

Net income attributable to Kinder Morgan, Inc.	$532	$576	$1,797	$1,878
Total Certain Items(b)	30	(1)	(20)	50
DD&A	561	551	1,683	1,632
Amortization of excess cost of equity investments	18	19	54	57
Income tax expense(c)	152	154	503	547
Cash taxes	(1)	(3)	(10)	(12)
Sustaining capital expenditures	(242)	(207)	(593)	(498)
Amounts from joint ventures
Unconsolidated joint venture DD&A	80	89	241	242
Remove consolidated joint venture partners’ DD&A	(16)	(12)	(47)	(34)
Unconsolidated joint venture income tax expense(d)(e)	24	13	70	54
Unconsolidated joint venture cash taxes(d)	(21)	(12)	(73)	(51)
Unconsolidated joint venture sustaining capital expenditures	(43)	(38)	(118)	(89)
Remove consolidated joint venture partners’ sustaining capital expenditures	2	2	6	6
Other items(f)	18	(9)	51	(29)
DCF	$1,094	$1,122	$3,544	$3,753

Adjusted Earnings per share	$0.25	$0.25	$0.79	$0.85
Weighted average shares outstanding for dividends(g)	2,244	2,267	2,251	2,275
DCF per share	$0.49	$0.49	$1.57	$1.65
Declared dividends per share	$0.2825	$0.2775	$0.8475	$0.8325
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Earnings” for a detailed listing.
(c)To avoid duplication, adjustments for income tax expense for the periods ended September 30, 2023 and 2022 exclude $(7) million and $(20) million for the three-month periods, respectively, and $6 million and $(35) million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.

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
(f)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(g)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Net income attributable to Kinder Morgan, Inc.	$532	$576	$1,797	$1,878
Certain Items(a)
Fair value amortization	—	(4)	—	(11)
Legal, environmental and other reserves	—	23	—	23
Change in fair value of derivative contracts	37	(6)	(93)	49
Loss on impairment	—	—	67	—
Income tax Certain Items	(7)	(20)	6	(35)
Other	—	6	—	24
Total Certain Items	30	(1)	(20)	50
DD&A	561	551	1,683	1,632
Amortization of excess cost of equity investments	18	19	54	57
Income tax expense(b)	152	154	503	547
Interest, net(c)	454	384	1,355	1,133
Amounts from joint ventures
Unconsolidated joint venture DD&A	80	89	241	242
Remove consolidated joint venture partners’ DD&A	(16)	(12)	(47)	(34)
Unconsolidated joint venture income tax expense(d)	24	13	70	54
Adjusted EBITDA	$1,835	$1,773	$5,636	$5,559
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, adjustments for income tax expense for the periods ended September 30, 2023 and 2022 exclude $(7) million and $(20) million for the three-month periods, respectively, and $6 million and $(35) million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, adjustments for interest, net for the periods ended September 30, 2023 and 2022 exclude $3 million and $15 million for the three-month periods, respectively, and $(10) million and $(46) million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Earnings, DCF and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Adjusted Earnings	$562	$575	$1,777	$1,928
DCF	1,094	1,122	3,544	3,753
Adjusted EBITDA	1,835	1,773	5,636	5,559

Change from prior period	Increase/(Decrease)
Adjusted Earnings	$(13)		$(151)
DCF	$(28)		$(209)
Adjusted EBITDA	$62		$77

Adjusted Earnings decreased $13 million and $151 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods and were primarily driven by higher interest expense. Higher interest expense also affected DCF. The $28 million and $209 million decreases in DCF for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods were further impacted by increases in sustaining capital expenditures. Adjusted EBITDA increased $62 million and $77 million for the three and nine months ended September 30, 2023, respectively, as compared to the respective prior year periods due to favorable margins from our Natural Gas Pipeline business segment, and for the three-month period, favorable product pricing from our Products Pipelines business segment partially offset by lower commodity prices.

General and Administrative and Corporate Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
General and administrative	$(162)	$(162)	$(497)	$(470)
Corporate (charges) benefit	(14)	13	(37)	32
General and administrative and corporate charges	$(176)	$(149)	$(534)	$(438)

Change from prior period	Earnings increase/(decrease)
General and administrative	$—		$(27)
Corporate (charges) benefit	(27)		(69)
Total	$(27)		$(96)

General and administrative expenses were flat and increased $27 million and corporate (charges) benefit increased $27 million and $69 million for the three and nine months ended September 30, 2023, respectively, when compared with the respective prior year periods. The combined changes were primarily due to higher pension costs of $24 million and $72 million, and higher labor and benefit-related costs of $6 million and $30 million, for the three and nine months ended September 30, 2023, respectively.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,179	$1,135	$3,929	$3,453
Certain Items(b)
Legal, environmental reserves	—	23	—	23
Change in fair value of derivative contracts	20	(5)	(99)	89
Other	—	6	—	24
Natural Gas Pipelines Adjusted Segment EBDA	$1,199	$1,159	$3,830	$3,589

Products Pipelines Segment EBDA	$311	$257	$780	$855
Certain Items(b)
Change in fair value of derivative contracts	2	—	3	—
Loss on impairment	—	—	67	—
Products Pipelines Adjusted Segment EBDA	$313	$257	$850	$855

Terminals Segment EBDA	$259	$240	$774	$731

CO2 Segment EBDA	$163	$215	$510	$619
Certain Items(b)
Change in fair value of derivative contracts	12	(20)	13	(5)
CO2 Adjusted Segment EBDA	$175	$195	$523	$614
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except operating statistics)
Revenues	$2,273	$3,505	$6,730	$9,674
Operating expenses	(1,295)	(2,548)	(3,400)	(6,706)
Gain on divestitures and impairments, net	—	8	9	8
Other income	—	—	2	2
Earnings from equity investments	192	168	567	471
Other, net	9	2	21	4
Segment EBDA	1,179	1,135	3,929	3,453
Certain Items:
Legal, environmental and other reserves	—	23	—	23
Change in fair value of derivative contracts	20	(5)	(99)	89
Other	—	6	—	24
Certain Items(a)	20	24	(99)	136
Adjusted Segment EBDA	$1,199	$1,159	$3,830	$3,589

Change from prior period	Increase/(Decrease)
Segment EBDA	$44		$476
Adjusted Segment EBDA	$40		$241

Volumetric data(b)
Transport volumes (BBtu/d)	40,201	38,274	39,884	38,349
Sales volumes (BBtu/d)	2,574	2,469	2,306	2,521
Gathering volumes (BBtu/d)	3,474	3,128	3,424	2,948
NGLs (MBbl/d)	35	24	34	29
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending September 30, 2023 and 2022 Certain Items of (i) $19 million and $(4) million for the three-month periods, respectively, and $(99) million and $85 million for the nine-month periods, respectively, are associated with our Midstream business; (ii) $1 million and $(1) million for the three-month periods, respectively, and none and $4 million for the nine-month periods, respectively, are associated with our East business; and (iii) none and $29 million for the three-month periods, respectively, and none and $47 million for the nine-month periods, respectively, are associated with our West business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Segment EBDA:

	Three Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
West	$228	$184	$44
East	624	596	28
Midstream	327	355	(28)
Total Natural Gas Pipelines Segment EBDA	$1,179	$1,135	$44

	Nine Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
West	$703	$633	$70
East	1,965	1,842	123
Midstream	1,261	978	283
Total Natural Gas Pipelines Segment EBDA	$3,929	$3,453	$476

The changes in Segment EBDA for our Natural Gas Pipelines business segment in the comparable three and nine-month periods ended September 30, 2023 and 2022 are explained by the following discussion:
•The $44 million (24%) and $70 million (11%) increases, respectively, in West were primarily due to higher earnings from EPNG due to (i) increased revenues from favorable pricing on its services and the return of a pipeline segment to service in February 2023 and (ii) an increase in gas sales margin, partially offset by (i) increased pipeline maintenance costs on EPNG and (ii) lower revenues from Cheyenne Plains Gas Pipeline Company, L.L.C. and Wyoming Interstate Company, L.L.C., principally resulting from contract expirations in December 2022.

In addition, the West was affected by costs associated with the EPNG pipeline rupture and related litigation reserve for the 2022 periods only, which we treated as Certain Items.

•The $28 million (5%) and $123 million (7%) increases, respectively, in East were primarily due to higher equity earnings from Midcontinent Express Pipeline LLC, driven by favorable pricing on new customer contracts entered into in the later part of 2022, higher revenues on our Stagecoach assets as a result of increased demand in its services and favorable pricing, higher revenues on TGP due to increased rates on capacity sales, increased demand for its services and favorable pricing partially offset by higher pipeline maintenance costs.

•The $28 million (8%) decrease and $283 million (29%) increase, respectively, in Midstream were affected by decreases in revenues and, largely in the nine-month period, costs of sales related to the impacts of non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which we treated as Certain Items.

In addition, Midstream was impacted by (i) higher sales margins on our Texas intrastate natural gas pipeline operations largely driven by realized gains on sales hedges partially offset by lower commodity prices and (ii) higher earnings from our Hiland Midstream systems primarily due to higher services fees resulting from higher volumes and increased rates partially offset by (i) lower service fee revenues as a result of renegotiated contracts at lower rates on our South Texas assets; and (ii) lower commodity sales margin driven primarily by lower prices on our Altamont asset to a greater extent in the three-month period. The year-to-date increase was further impacted by higher commodity sales margin due to increased volumes on our Altamont asset partially offset by lower sales volumes on our Texas intrastate natural gas pipeline operations.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except operating statistics)
Revenues	$862	$872	$2,265	$2,634
Operating expenses	(584)	(632)	(1,498)	(1,846)
Gain on divestitures and impairments, net	—	—	—	12
Earnings from equity investments	32	17	12	55
Other, net	1	—	1	—
Segment EBDA	311	257	780	855
Certain Items:
Change in fair value of derivative contracts	2	—	3	—
Loss on impairment	—	—	67	—
Certain Items(a)	2	—	70	—
Adjusted Segment EBDA	$313	$257	$850	$855

Change from prior period	Increase/(Decrease)
Segment EBDA	$54		$(75)
Adjusted Segment EBDA	$56		$(5)

Volumetric data(b)
Gasoline(c)	1,002	989	985	982
Diesel fuel	362	368	349	370
Jet fuel	292	278	285	262
Total refined product volumes	1,656	1,635	1,619	1,614
Crude and condensate	490	467	481	477
Total delivery volumes (MBbl/d)	2,146	2,102	2,100	2,091
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending September 30, 2023 and 2022 Certain Items of (i) none and $1 million for the three-month periods, respectively, and $1 million and none for the nine-month periods, respectively, are associated with our Southeast Refined Products business and (ii) $2 million and $(1) million for the three-month periods, respectively, and $69 million and none for the nine-month periods, respectively, are associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Segment EBDA:

	Three Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Southeast Refined Products	$82	$56	$26
Crude and Condensate	91	73	18
West Coast Refined Products	138	128	10
Total Products Pipelines Segment EBDA	$311	$257	$54

	Nine Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Southeast Refined Products	$216	$209	$7
Crude and Condensate	183	250	(67)
West Coast Refined Products	381	396	(15)
Total Products Pipelines Segment EBDA	$780	$855	$(75)

The changes in Segment EBDA for our Products Pipelines business segment in the comparable three and nine-month periods ended September 30, 2023 and 2022 are explained by the following discussion:
•The $26 million (46%) and $7 million (3%) increases, respectively, in Southeast Refined Products were driven by higher earnings at our Transmix processing operations primarily due to favorable product pricing to a greater extent in the three-month period, an increase in equity earnings from Products (SE) Pipe Line primarily due to increased revenues driven by higher rates, volumes and blending activities and higher volumes on Central Florida Pipeline LLC.

•The $18 million (25%) increase and $67 million (27%) decrease, respectively, in Crude and Condensate was affected by a year-to-date decrease of $67 million to equity earnings for a non-cash impairment related to our investment in Double Eagle Pipeline LLC, which we treated as a Certain Item.

In addition, Crude and Condensate was impacted by (i) higher earnings from our Bakken assets due primarily to higher gathering fees as a result of higher volumes and rates and, to a greater extent in the three-month period, favorable product pricing and (ii) an increase in equity earnings, excluding the impairment discussed above, from Double Eagle Pipeline LLC due to an increase in deficiency revenues and volumes, partially offset by lower earnings from Kinder Morgan Crude & Condensate pipeline driven primarily by a decrease in revenues as a result of re-contracting at lower rates and lower deficiency revenues. The year-to-date decrease was further impacted by lower transportation volumes on our Bakken assets. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased commodity pricing.

•The $10 million (8%) increase and $15 million (4%) decrease, respectively, in West Coast Refined Products were impacted by increased revenues from our Pacific operations as a result of new contracts and higher rates reduced by higher operating costs to a greater extent in the nine-month period and increased revenues from Calnev Pipe Line LLC driven by higher rates. The year-to-date decrease was further impacted by a gain on sale of land in the 2022 period at Calnev Pipe Line LLC.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except operating statistics)
Revenues	$484	$457	$1,423	$1,337
Operating expenses	(230)	(222)	(664)	(637)
Gain on divestitures and impairments, net	—	—	3	9
Other income	—	1	—	5
Earnings from equity investments	2	3	6	11
Other, net	3	1	6	6
Segment EBDA	$259	$240	$774	$731

Change from prior period	Increase/(Decrease)
Segment EBDA	$19		$43

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.7	78.2	78.7	78.2
Liquids leased capacity %(b)	94.6%	90.8%	93.6%	90.9%
Bulk transload tonnage (MMtons)	12.6	13.4	39.7	40.0
(a)Volumes for assets divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are reclassified for all periods presented from the historical business grouping below and included within the All others group.

Below are the changes in Segment EBDA:

	Three Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Marine operations	$46	$33	$13
Gulf Liquids	76	66	10
Gulf Central	36	35	1
Mid Atlantic	20	30	(10)
All others (including intrasegment eliminations)	81	76	5
Total Terminals Segment EBDA	$259	$240	$19

	Nine Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Marine operations	$131	$105	$26
Gulf Liquids	225	217	8
Gulf Central	112	102	10
Mid Atlantic	70	76	(6)
All others (including intrasegment eliminations)	236	231	5
Total Terminals Segment EBDA	$774	$731	$43

The changes in Segment EBDA for our Terminals business segment in the comparable three and nine-month periods ended September 30, 2023 and 2022 are explained by the following discussion:
•The $13 million (39%) and $26 million (25%) increases, respectively, in Marine operations were primarily due to higher average charter rates.

•The $10 million (15%) and $8 million (4%) increases, respectively, in the Gulf Liquids terminals were primarily due to increased revenues from contractual rate escalations and higher volumes.

•The $1 million (3%) and $10 million (10%) increases, respectively, in the Gulf Central terminals were primarily due to higher revenues resulting from contractual rate escalations and higher volumes for petroleum coke handling activities partially offset by higher property tax expense at our Battleground Oil Specialty Terminal Company LLC.

•The $10 million (33%) and $6 million (8%) decreases, respectively, in the Mid Atlantic terminals were primarily due to lower earnings from coal handling activities at our Pier IX facility.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions, except operating statistics)
Revenues	$297	$351	$896	$999
Operating expenses	(142)	(143)	(409)	(408)
Gain on divestitures and impairments, net	—	—	1	1
Earnings from equity investments	8	7	22	27
Segment EBDA	163	215	510	619
Certain Items:
Change in fair value of derivative contracts	12	(20)	13	(5)
Certain Items(a)	12	(20)	13	(5)
Adjusted Segment EBDA	$175	$195	$523	$614

Change from prior period	Increase/(Decrease)
Segment EBDA	$(52)		$(109)
Adjusted Segment EBDA	$(20)		$(91)

Volumetric data(b)
SACROC oil production	19.59	19.91	20.10	19.62
Yates oil production	6.66	6.43	6.65	6.52
Other	2.52	3.10	2.80	3.21
Total oil production, net (MBbl/d)(c)	28.77	29.44	29.55	29.35
NGL sales volumes, net (MBbl/d)(c)	8.98	9.74	8.79	9.47
CO2 sales volumes, net (Bcf/d)	0.311	0.335	0.338	0.352
Realized weighted average oil price ($ per Bbl)	$67.60	$66.34	$67.49	$67.91
Realized weighted average NGL price ($ per Bbl)	$30.74	$37.68	$31.87	$41.01
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. Three and nine months ended September 2023 and 2022 Certain Items are associated with our Oil and Gas Producing activities. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Volumes for acquired assets are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.
(c)Net of royalties and outside working interests.

Below are the changes in Segment EBDA:

	Three Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Oil and Gas Producing activities	$100	$152	$(52)
Source and Transportation activities	49	59	(10)
Subtotal	149	211	(62)
Energy Transition Ventures	14	4	10
Total CO2 Segment EBDA	$163	$215	$(52)

	Nine Months Ended September 30,
	2023	2022	increase/ (decrease)
	(In millions)
Oil and Gas Producing activities	$353	$415	$(62)
Source and Transportation activities	137	190	(53)
Subtotal	490	605	(115)
Energy Transition Ventures	20	14	6
Total CO2 Segment EBDA	$510	$619	$(109)

The changes in Segment EBDA for our CO2 business segment in the comparable three and nine-month periods ended September 30, 2023 and 2022 are explained by the following discussion:
•The $52 million (34%) and $62 million (15%) decreases, respectively, in Oil and Gas Producing activities were affected by unfavorable changes in revenues related to non-cash mark-to-market derivative hedge contracts, which we treated as Certain Items.

In addition, Oil and Gas Producing activities were impacted by decreases in revenues related to lower realized NGL prices and volumes and higher operating expenses.

•The $10 million (17%) and $53 million (28%) decreases, respectively, in Source and Transportation activities were primarily due to lower revenues related to lower CO2 sales prices and volumes.

•The $10 million (250%) and $6 million (43%) increases, respectively, in Energy Transition Ventures were primarily due to higher RNG margins as a result of higher volumes, partially offset by higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of September 30, 2023:

	Remaining 2023	2024	2025	2026	2027
Crude Oil(a)
Price ($ per Bbl)	$65.66	$65.04	$63.19	$65.16	$64.14
Volume (MBbl/d)	26.90	20.40	11.45	8.60	2.60
NGLs
Price ($ per Bbl)	$49.95	$53.72
Volume (MBbl/d)	5.11	2.68
(a)Includes West Texas Intermediate hedges.

Liquidity and Capital Resources

General

As of September 30, 2023, we had $80 million of “Cash and cash equivalents,” a decrease of $665 million from December 31, 2022. Additionally, as of September 30, 2023, we had borrowing capacity of approximately $3.6 billion under our credit facilities (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facilities are more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $4,169 million and $3,563 million in the first nine months of 2023 and 2022, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash flows from operations to fund our sustaining capital expenditures, dividend payments and our expansion capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. Additionally, from time to time, our short-term debt balances may include borrowings used to initially finance our long-term debt maturities and/or expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of September 30, 2023 and December 31, 2022, approximately $3,739 million (12%) and $6,314 million (20%), respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable-rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The percentage at September 30, 2023 and December 31, 2022 includes $3,445 million and $1,250 million, respectively, of variable-to-fixed interest rate derivative contracts which expire in December 2023. For more information on our interest rate swaps, see Note 5 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Our board of directors declared a quarterly dividend of $0.2825 per share for the third quarter of 2023, a 2% increase over the dividend declared for the third quarter of 2022.

On January 31, 2023, we issued in a registered offering $1,500 million aggregate principal amount of 5.20% senior notes due 2033 for net proceeds of $1,485 million, which were used to repay short-term borrowings, maturing debt and for general corporate purposes.

During the nine months ended September 30, 2023, upon maturity, we repaid our 3.15% senior notes, our floating rate senior notes, our 3.45% senior notes and our 3.50% senior notes.

Short-term Liquidity

As of September 30, 2023, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our combined $4.0 billion of credit facilities with an available capacity of approximately $3.6 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facilities can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings reduce borrowings allowed under our credit facilities and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facilities and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2023, our $3,130 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and outstanding commercial paper borrowings. We intend to fund our debt, as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2022 was $3,385 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,818 million and $3,127 million as of September 30, 2023 and December 31, 2022, respectively. The overall $691 million increase in deficit from year-end 2022 was primarily due to (i) a $665 million decrease in cash and cash equivalents primarily resulting from using cash on hand as of December 31, 2022 to repay a portion of our senior notes that matured in the first quarter of 2023; (ii) a $324 million net unfavorable change in our accounts receivables and payables; (iii) a $320 million increase in commercial paper borrowings to partially fund the repayment of our senior notes that matured in the third quarter; (iv) a $114 million decrease in other current assets, primarily in exchange gas receivables and regulatory assets; (v) a $69 million decrease in inventories, primarily associated with gas in underground storage, partially offset by (i) a $575 million decrease in senior notes that mature in the next twelve months; (ii) a $163 million decrease in other current liabilities, primarily related to reductions in exchange gas payables and accrued contingencies; and (iii) a $128 million decrease in accrued interest. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2023, and the amount we expect to spend for the remainder of 2023 to sustain our assets and expand our business are as follows:

	Nine Months Ended September 30, 2023	2023 Remaining	Total 2023
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$593	$271	$864
Expansion capital expenditures	1,227	431	1,658
Accrued capital expenditures, contractor retainage and other	(131)	—	—
Capital expenditures	$1,689	$702	$2,522
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$118	$44	$162
Investments in unconsolidated joint ventures(b)	178	73	251
Less: Consolidated joint venture partners’ sustaining capital expenditures	(6)	(5)	(11)
Less: Consolidated joint venture partners’ expansion capital expenditures	(14)	(6)	(20)
Acquisition	13	—	13
Accrued capital expenditures, contractor retainage and other	131	—	—
Total capital investments	$2,109	$808	$2,917
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.

(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Nine Months Ended September 30, 2023	2023 Remaining	Total 2023
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$593	$271	$864
Sustaining capital expenditures of unconsolidated joint ventures(a)	118	44	162
Less: Consolidated joint venture partners’ sustaining capital expenditures	(6)	(5)	(11)
Total sustaining capital investments	705	310	1,015
Expansion capital investments
Capital expenditures for property, plant and equipment	1,227	431	1,658
Investments in unconsolidated joint ventures(b)	178	73	251
Less: Consolidated joint venture partners’ expansion capital expenditures	(14)	(6)	(20)
Acquisition	13	—	13
Total expansion capital investments	1,404	498	1,902
Total capital investments	$2,109	$808	$2,917
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

Multiple legal challenges have already been filed, including by us. See Note 9, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. While we are unable to predict whether any legal challenges will result in changes to the Plan or how those changes, if any, would impact us, we believe that the EPA’s disapprovals of the SIPs were improper, that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. Several states in which we have affected assets, including Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma and Texas, have appealed the EPA’s disapprovals of SIPs and requested stays pending appeal. The criteria for a stay pending appeal include a requirement that the applicant show likelihood of success on the merits. Stays pending appeal have been granted with respect to the EPA’s disapprovals of SIPs submitted by Alabama, Arkansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Nevada, Oklahoma Texas, Utah and West Virginia (pending oral argument on October 27, 2023) meaning that (for as long as the stays remain in place) the EPA no longer has a legal basis to enforce the Plan in these states. In response to those stays, on July 31, 2023, the EPA published an interim final rule acknowledging that the Plan requirements in those states were suspended and indicating that the Plan compliance deadlines in those states may be extended. The guidance afforded by the EPA in the interim final rule is uncertain so we filed a petition seeking review of the interim final rule. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. The Plan would require that all impacted engines meet the stringent emission limits by May 1, 2026 unless compliance schedule extensions are granted by the EPA, which would need to be supported by us and approved by the EPA on an engine-by-engine basis. If the Plan were to remain in effect in its current form (including full compliance by its May 1, 2026 compliance deadline, and assuming failure of all pending challenges to SIP disapprovals and no successful challenge to the Plan), we currently estimate that it would have a material impact on us, including estimated costs necessary to comply with the

Plan ranging from $1.5 billion to $1.8 billion (including costs for joint ventures that we operate, net to our interests in such joint ventures), potential shortages of equipment resulting in our inability to comply with the Plan, and operational disruptions. However, impacts are difficult to predict, particularly given the extensive pending litigation. The outcomes of these numerous lawsuits may significantly decrease our exposure. For example, our currently estimated costs necessary to comply with the Plan associated with states that have not been granted stays with respect to the EPA’s disapproval of their SIPs range from $200 million to $300 million. However, successful challenges to the Plan would impact all states. In addition, we would seek to mitigate the impacts and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

Commitments for the purchase of property, plant and equipment as of September 30, 2023 and December 31, 2022 were $447 million and $527 million, respectively. The decrease of $80 million was driven by an overall decrease of capital commitments.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$4,169	$3,563	$606
Investing activities	(1,733)	(1,545)	(188)
Financing activities	(3,133)	(2,442)	(691)
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(697)	$(424)	$(273)

Operating Activities

$606 million more cash provided by operating activities in the comparable nine-month periods ended September 30, 2023 and 2022 is explained by the following discussion:

•a $793 million increase in cash associated with net changes in working capital items and other non-current assets and liabilities. The increase was primarily driven by (i) the sale of natural gas inventories and higher settlements associated with commodity hedges in 2023, both related to gas in underground storage; (ii) lower litigation payments in the 2023 period compared with 2022; and (iii) net favorable changes related to the timing of accounts receivable collections and trade payable payments, largely in our Natural Gas Pipelines business segment, partially offset by,
•a $187 million decrease in cash after adjusting the $64 million decrease in net income by $123 million for the combined effects of the period-to-period net changes in non-cash items.

Investing Activities

$188 million more cash used in investing activities in the comparable nine-month periods ended September 30, 2023 and 2022 is explained by the following discussion:

•a $545 million increase in capital expenditures primarily driven by the expansion projects in our Natural Gas Pipelines and Products Pipelines business segments, partially offset by a decrease in expansion projects in our Terminals business segment; and
•a $119 million increase in cash used for contributions to equity investees driven primarily by higher contributions to Permian Highway Pipeline LLC in the 2023 period compared with the 2022 period, and contributions in 2023 to our newly formed equity investment, Greenholly Gathering Pipeline LLC, partially offset by
•a $475 million decrease in cash used for acquisitions of assets, net of cash acquired, primarily driven by a combined $488 million of net cash used for our acquisitions of Mas Ranger, LLC and North American Natural Resources, Inc. in 2022.

Financing Activities

$691 million more cash used in financing activities in the comparable nine-month periods ended September 30, 2023 and 2022 is explained by the following discussion:

•a decrease of $557 million in cash due to net proceeds received from the sale of a 25.5% ownership interest in Elba Liquefaction Company, L.L.C. in 2022; and
•a $57 million increase in cash used for share repurchases under our share buy-back program.

Dividends

We expect to declare dividends of $1.13 per share on our stock for 2023. The table below reflects our 2023 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2023	$0.2825	April 19, 2023	May 1, 2023	May 15, 2023
June 30, 2023	0.2825	July 19, 2023	July 31, 2023	August 15, 2023
September 30, 2023	0.2825	October 18, 2023	October 31, 2023	November 15, 2023

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2023.”

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

Excluding fair value adjustments, as of September 30, 2023 and December 31, 2022, the Obligated Group had $30,225 million and $30,886 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	September 30, 2023	December 31, 2022
	(In millions)
Current assets	$2,184	$3,514
Current assets - affiliates	649	618
Noncurrent assets	61,703	61,523
Noncurrent assets - affiliates	530	516
Total Assets	$65,066	$66,171

Current liabilities	$5,922	$6,612
Current liabilities - affiliates	711	707
Noncurrent liabilities	30,651	30,668
Noncurrent liabilities - affiliates	1,260	1,096
Total Liabilities	38,544	39,083
Kinder Morgan, Inc.’s stockholders’ equity	26,522	27,088
Total Liabilities and Stockholders’ Equity	$65,066	$66,171

Summarized Combined Income Statement Information	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In millions)
Revenues	$3,580	$10,403
Operating income	823	2,843
Net income	430	1,530

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

Item 4.  Controls and Procedures.

As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Stock
(During the quarter ended September 30, 2023)

Settlement Period	Total number of securities purchased(a)(b)	Average price paid per security(b)(c)	Total number of securities purchased as part of publicly announced plans(a)	Maximum number (or approximate dollar value) of securities that may yet be purchased under the plans or programs(a)
July 1 to July 31, 2023	797,258	$16.94	785,770	$1,727,381,691
August 1 to August 31, 2023	12,300	17.00	12,300	1,727,172,533
September 1 to September 30, 2023	3,543,367	16.73	3,543,367	1,667,886,238
Total	4,352,925	$16.77	4,341,437	$1,667,886,238
(a)On July 19, 2017, our board of directors approved a $2 billion common share buy-back program. On January 18, 2023, our board of directors approved an increase in our share repurchase authorization to $3 billion from $2 billion. After repurchase, the shares are canceled and no longer outstanding.
(b)Includes 11,488 shares of restricted stock that were withheld to pay taxes due upon vesting at a price of $17.21 per share on the vesting date.
(c)Amount includes any commission or other costs to repurchase shares.

Subsequent to September 30, 2023 and through October 19, 2023, we repurchased 5 million shares for $83 million at an average price of $16.38 per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank). We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank for the quarter ended September 30, 2023.

Item 5.  Other Information.

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed May 16, 2023 (File No. 001-35081)).

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2023.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive data files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (ii) our Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iii) our Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (iv) our Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (v) our Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022; and (vi) the notes to our Consolidated Financial Statements.

104	Cover Page Interactive Data File pursuant to Rule 406 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 20, 2023	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)