Form 10-K
period 2023-12-31
KINDER MORGAN, INC.
filed 2024-02-20
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2023 was approximately $33,533,173,723.  As of February 16, 2024, the registrant had 2,219,369,970 shares of Class P common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY
Company Abbreviations

Calnev	=	Calnev Pipe Line LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
CIG	=	Colorado Interstate Gas Company, L.L.C.
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMTP	=	Kinder Morgan Texas Pipeline LLC
EagleHawk	=	EagleHawk Field Services LLC	MEP	=	Midcontinent Express Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	NGPL	=	Natural Gas Pipeline Company of America LLC and certain affiliates
ELC	=	Elba Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	PHP	=	Permian Highway Pipeline LLC
FEP	=	Fayetteville Express Pipeline LLC	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
Hiland	=	Hiland Partners, LP	SFPP	=	SFPP, L.P.
KinderHawk	=	KinderHawk Field Services LLC	SLNG	=	Southern LNG Company, L.L.C.
KMRNG	=	Kinder Morgan RNG Holdco LLC	SNG	=	Southern Natural Gas Company, L.L.C.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	Stagecoach	=	Stagecoach Gas Services LLC
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
			WIC	=	Wyoming Interstate Company, L.L.C.
KMLP	=	Kinder Morgan Louisiana Pipeline LLC	WYCO	=	WYCO Development L.L.C.
KMLT	=	Kinder Morgan Liquid Terminals, LLC

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	LIBOR	=	London Interbank Offered Rate
AFUDC	=	allowance for funds used during construction	LLC	=	limited liability company
Bbl	=	barrels	LNG	=	liquefied natural gas
BBtu	=	billion British Thermal Units	MBbl	=	thousand barrels
Bcf	=	billion cubic feet	MMBbl	=	million barrels
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	MMtons	=	million tons
			NGL	=	natural gas liquids
CO2	=	carbon dioxide or our CO2 business segment	NYMEX	=	New York Mercantile Exchange
COVID-19	=	Coronavirus Disease 2019, a widespread contagious disease, or the related pandemic declared and resulting worldwide economic downturn	NYSE	=	New York Stock Exchange
			OTC	=	over-the-counter
			PHMSA	=	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
CPUC	=	California Public Utilities Commission
DD&A	=	depreciation, depletion and amortization
Dth	=	dekatherms	ROU	=	Right-of-Use
EPA	=	United States Environmental Protection Agency	RNG	=	renewable natural gas
FASB	=	Financial Accounting Standards Board	SEC	=	United States Securities and Exchange Commission
FERC	=	Federal Energy Regulatory Commission
GAAP	=	United States Generally Accepted Accounting Principles	SOFR	=	Secured Overnight Financing Rate
			U.S.	=	United States of America
GTE	=	gas-to-electric	WTI	=	West Texas Intermediate

Information Regarding Forward-Looking Statements

This report includes forward-looking statements.  These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts.  They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology.  In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements.  Forward-looking statements in this report include, among others, express or implied statements pertaining to: long term demand for our assets and services, our business strategy, including energy transition related opportunities, expected financial results, dividends, sustaining and discretionary capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including expected completion timing and benefits of those projects.

Forward-looking statements are not guarantees of performance.  They involve risks, uncertainties and assumptions.  Future actions, conditions or events and future results may differ materially from those expressed in our forward-looking statements.  Many of the factors that will determine these results are beyond our ability to control or accurately predict.  Specific factors that could cause actual results to differ from those in our forward-looking statements include:

•changes in supply of and demand for natural gas, NGL, refined petroleum products, oil, renewable fuels, CO2, electricity, petroleum coke, steel and other bulk materials and chemicals and certain agricultural products;
•economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;
•competition from other pipelines, terminals or other forms of transportation, or from emerging technologies such as CO2 capture and sequestration;
•changes in our tariff rates required by the FERC, the CPUC or another regulatory agency;
•the timing and success of our commercial and business development efforts, including our ability to renew long-term customer contracts at economically attractive rates;
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
•shut-downs or cutbacks at major refineries, chemical or petrochemical plants, natural gas processing plants, LNG export facilities, ports, utilities, military bases or other businesses that use our services or provide services or products to us;
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

•changes in technologies, possibly introducing new cybersecurity risks and other new risks inherent in the use, either by us or our counterparties, of new technologies in the developmental stage including, without limitation, generative artificial intelligence;
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

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. As of December 31, 2023, we owned an interest in or operated approximately 82,000 miles of pipelines, 139 terminals, 702 Bcf of working natural gas storage capacity and had RNG generation capacity of approximately 6.1 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, petroleum coke, metals, and ethanol and other renewable fuels and feedstocks.

General Development of Business

Recent Developments

The following is a listing of significant developments and updates related to our major acquisitions and projects and financing transactions. “Capital Scope” is estimated for our share of the described project and may include portions not yet completed.

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Acquisitions and projects placed in service
STX Midstream pipeline system acquisition
Acquired a set of integrated, large diameter, high pressure natural gas pipeline systems that connect the Eagle Ford basin to growing Mexico and Gulf Coast demand markets with the purchase of the STX Midstream pipeline system from NextEra Energy Partners, LP. These pipeline systems include the Eagle Ford Transmission system, a 90% interest in the NET Mexico Pipeline LLC and a 50% interest in Dos Caminos, LLC.
		Acquired in December 2023.	$1,831 million
TGP East 300 Upgrade	Expansion project involved upgrading compression facilities upstream on TGP’s system in order to provide 115,000 Dth/d of capacity to Con Edison’s distribution system in Westchester County, New York. Supported by a long-term contract with Con Edison.	Placed in service November 2023.	$267 million
Eagle Ford transport project
Expansion project included constructing 67 miles of 42-inch pipeline, multiple receipt and delivery meters and upgrades to Kinder Morgan Freer compressor station to transport up to 1.88 Bcf/d of lean Eagle Ford production to Gulf Coast markets. Supported by long-term contracts.
		Placed in service November 2023.	$231 million
PHP expansion
Joint venture project (our ownership interest of 27.74%) that expanded PHP’s capacity by approximately 550,000 Dth/d, increasing natural gas deliveries from the Permian to U.S. Gulf Coast markets. Supported by long-term contracts.
		Placed in service December 2023.	$159 million
RNG facilities	Construction of three additional landfill-based RNG facilities for KMRNG in order to provide approximately 3.5 Bcf of RNG a year.	Twin Bridges placed in service June 2023. Liberty placed in service October 2023. Prairie View placed in service December 2023.	$153 million

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Greenholly pipeline - North Holly expansion
Joint venture project (our ownership interest of 39.25%) that constructed 38 miles of 36-inch pipeline to provide 1.15 Bcf/d of capacity and runs from KinderHawk’s Greenwood system and partner receipt points to KinderHawk’s North Holly system. Supported by long-term contracts.
		Placed in service August 2023.	$125 million
Other Announcements
Natural Gas Pipelines
TGP and SNG Evangeline Pass	Two-phase 2 Bcf/d project to serve Venture Global’s proposed Plaquemines LNG facility (Plaquemines). First phase, TGP will provide approximately 0.9 Bcf/d natural gas transportation capacity to Plaquemines. Second phase, TGP and SNG will jointly provide volumes up to the remaining 1.1 Bcf/d to Plaquemines.	Expected in-service date for first phase is third quarter of 2024 and third quarter of 2025 for the second phase, pending receipt of all required permits.	$673 million
TVA Cumberland	Project includes a new 32-mile pipeline to transport approximately 0.245 Bcf/d of natural gas from the existing TGP system to Tennessee Valley Authority’s (TVA) proposed 1,450 megawatt generation facility at an existing site in Cumberland, Tennessee.	Expected in-service date is August 2025, pending receipt of all required permits and clearances.	$181 million
KMTP system expansion
Expansion project includes a new 30-mile, 30-inch pipeline, to deliver up to 0.5 Bcf/d of Eagle Ford natural gas supply to markets along the Texas Gulf Coast and Mexico. Expansion will provide transportation services, including treating, for Kimmeridge Texas Gas and other third parties. Supported by a long-term contract.
		Expected in-service date is November 2024.	$180 million
Central Texas pipeline
Project includes installation of 22 miles of 30-inch pipeline from PHP to Sand Hill Lateral, 1.75 miles of 20-inch pipeline from Sand Hill Lateral to Texas Gas Services and three meter stations and one regulator station.
		Expected in-service date is fourth quarter of 2024.	$115 million
Tejas South to North expansion	South Texas to Houston Market expansion project to add compression on Tejas’ mainline to increase natural gas deliveries by approximately 0.35 Bcf/d to Houston markets.	Expected in-service date is third quarter of 2024.	$97 million
3Rivers Offload Phase II	Construct 19 miles of 16-inch pipeline and associated compression allowing delivery of 27,000 Dth/d of incremental gathered production for third-party processing.	Expected in-service date is second quarter 2025.	$96 million
CO2
Diamond M expansion	Enhanced oil recovery expansion at our recently acquired Diamond M field that will result in peak oil production of over 5,000 Bbl/d.	Expected in-service date for the first phase is late 2024, second phase is mid 2025, and peak production in 2026.	$180 million

Financings and Share Repurchases

During 2023, we (i) issued $1,500 million of new senior notes to repay short-term borrowings, maturing debt and for general corporate purposes; (ii) utilized commercial paper borrowings under our credit facility to fund the $1,831 million acquisition of the STX Midstream pipeline system (STX Midstream); and (iii) repaid a combined $3,225 million of maturing senior notes. On January 18, 2023, our board of directors (Board) approved an increase in our share repurchase authorization of our share buy-back program from $2 billion to $3 billion. During 2023, we repurchased approximately 32 million shares of Class P common stock for $522 million at an average price of $16.56 per share. We have approximately $1.5 billion of capacity remaining under this program.

On February 1, 2024, we issued $2,250 million of new senior notes to repay short-term borrowings, fund maturing debt and for general corporate purposes.

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
•exercise discipline in capital allocation decisions and in evaluating expansion projects and acquisition opportunities;
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

We regularly consider and enter into discussions regarding potential acquisitions and divestitures, and we are currently contemplating potential transactions. Any such transaction would be subject to negotiation of mutually agreeable terms and conditions, and, as applicable, receipt of fairness opinions, approval of our Board and regulatory approval. While there are currently no unannounced purchase or sale agreements for the acquisition or sale of any material business or assets, such transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets or operations.

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

Hiland - Williston - gas
Rocky Mountain
WIC
KM Altamont
Young Gas Storage
CIG
NGPL
CPGPL
TransColorado
Red Cedar
Mojave
EPNG
Oklahoma
Utopia pipeline
Stagecoach
TGP
FEP
Elba Express
ELC & SLNG
SNG
MEP
KinderHawk
KM North Texas
Greenholly
Bear Creek
Keystone Gas Storage
Sierrita
KM Texas and Tejas pipelines
KMLP
KM Treating
Gulf Coast Express pipeline
PHP
Gulf LNG Holdings
Cypress pipeline
Mission Natural Gas
South Texas NGL pipelines
EagleHawk - Condensate
Liberty pipeline
Florida Gas Transmission (Citrus)
South Texas
EagleHawk
Eagle Ford Transmission system
Dos Caminos
Mier-Monterrey pipeline
NET Mexico
Legend
LNG Terminals
Processing Treating Plant
Gas Storage

Our primary businesses in this segment consist of natural gas transportation, storage, sales, gathering, processing and treating, and various LNG services.  Within this segment are: (i) approximately 44,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 27,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid.  Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Rocky Mountain, Midwest, Texas, Louisiana, Southeastern and Northeast regions. Our LNG terminal facilities also serve natural gas market areas in the southeast. The following table summarizes our significant Natural Gas Pipelines business segment assets as of December 31, 2023. The design capacity represents transmission, gathering, regasification or liquefaction capacity, depending on the nature of the asset.

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
East Region
TGP(a)	100%	11,755	12.38	76
NGPL	37.5%	9,100	7.84	288
KMLP	100%	140	3.89	—
Stagecoach	100%	185	3.22	41
SNG(a)	50%	6,925	4.39	66
Florida Gas Transmission (Citrus)	50%	5,380	4.39	—
MEP	50%	515	1.81	—
Elba Express	100%	190	1.16	—
FEP	50%	185	2.00	—
Gulf LNG Holdings	50%	5	1.50	7

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
SLNG	100%	—	1.76	12
ELC	25.5%	—	0.35	—
West Region
EPNG/Mojave	100%	10,720	6.39	44
CIG(b)	100%	4,300	6.00	38
WIC	100%	850	3.39	—
CPGPL	100%	415	1.20	—
TransColorado	100%	310	0.80	—
Sierrita	35%	60	0.52	—
Young Gas Storage	47.5%	15	—	6
Keystone Gas Storage	100%	15	—	6
Midstream
KM Texas and Tejas pipelines(c)(d)	100%	5,980	9.50	138 [0.52]
Mier-Monterrey pipeline(c)	100%	90	0.65	—
KM North Texas pipeline(c)	100%	80	0.33	—
Gulf Coast Express pipeline	34%	530	2.00	—
PHP	27.74%	435	2.65	—
Oklahoma
Oklahoma system	100%	3,175	0.73	[0.09]
Cedar Cove	70%	120	0.03	—
South Texas
South Texas system	100%	1,130	1.90	[1.02]
Webb/Duval gas gathering system	91%	140	0.15	—
Camino Real	100%	75	0.15	—
EagleHawk	25%	555	1.20	—
KM Altamont	100%	1,605	0.13	[0.10]
Red Cedar	49%	860	0.33	—
Rocky Mountain
Fort Union	50%	315	1.25	—
Bighorn	51%	290	0.60	—
KinderHawk	100%	570	2.40	—
Greenholly Gathering	39.25%	40	1.15	—
KM Treating	100%	—	—	—
Hiland - Williston - gas	100%	2,200	0.62	[0.33]
Eagle Ford Transmission system	100%	160	1.05	—
NET Mexico	90%	120	2.15	—
Dos Caminos	50%	75	1.20	—
Mission Natural Gas	100%	1	—	—
Liberty pipeline	50%	85	[140]	—
South Texas NGL pipelines(e)	100%	340	[115]	—
Utopia pipeline	50%	265	[50]	—
Cypress pipeline	50%	105	[56]	—
EagleHawk - Condensate(f)	25%	410	[220]	—
(a)Includes proportionate share of storage capacity from our Bear Creek Storage joint venture.
(b)Includes leased pipeline miles and proportionate share of design and storage capacity from our WYCO joint venture.
(c)Collectively referred to as Texas intrastate natural gas pipeline operations.
(d)Includes LaSalle, Mission Valley, Red Gate and South Shore assets associated with our acquisition of STX Midstream.

(e)Includes proportionate share of design capacity from our Liberty pipeline joint venture.
(f)Asset also has storage capacity of 60 MBbl.

Natural Gas Pipelines Segment Contracts

Revenues from our interstate natural gas pipelines, related storage facilities and LNG terminals are primarily received under long-term fixed contracts.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize that capacity. Similarly, our Texas Intrastate natural gas pipeline operations currently derive approximately 74% of its sales and transport margins from long-term transport and sales contracts. As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2023, the remaining weighted average contract life of our natural gas transportation contracts held by assets we own or have equity interests in (including intrastate pipelines’ sales portfolio) was approximately six years and our LNG regasification and liquefaction and associated storage contracts were subscribed under long-term agreements with a weighted average remaining contract life of approximately 11 years.

Our Midstream assets provide natural gas gathering and processing services. These assets are mostly fee-based, and the revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into its base components, are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee-based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-of-index and keep-whole contracts. Our service contracts may rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices. Our natural gas marketing activities generate revenues from the sale and delivery of natural gas purchased either directly from producers or from others on the open market.

Natural Gas Pipelines Segment Competition

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

Our customers who ship through our natural gas pipelines compete with other forms of energy available to their natural gas customers and end users, including oil, coal, nuclear and renewables such as hydro, wind and solar power, along with other evolving forms of renewable energy.  Several factors influence the demand for natural gas, including price changes, the availability of supply, other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the ability to convert to alternative fuels and weather.

Products Pipelines

Our Products Pipelines business segment consists of our refined petroleum products, crude oil and condensate pipelines, and associated terminals, our condensate processing facility and our transmix processing facilities.

Hiland - Williston Basin - oil
Double H pipeline
Pacific (SFPP)
Pacific (SFPP)
Calnev
Pacific (SFPP)
Pacific (SFPP)
Products (SE) pipeline
Central Florida pipeline
Camino Real Gathering
KM Condensate Processing Facility (Splitter)
Double Eagle pipeline
KM Crude & Condensate pipeline
Refined Products Pipelines
West Coast Terminals
Southeast Terminals
Transmix Facilities
Crude Lines
Crude Terminals
Condensate Splitter

The following summarizes the significant Products Pipelines business segment assets that we owned and operated as of December 31, 2023:

Asset	Ownership Interest	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity (MMBbl)
Crude & Condensate
KM Crude & Condensate pipeline	100%	266	5	2.6
Camino Real Gathering	100%	68	1	0.1
Hiland - Williston Basin - oil(b)	100%	1,645	7	0.8
Double H pipeline(b)	100%	512	—	—
Double Eagle pipeline	50%	204	2	0.6
KM Condensate Processing Facility (Splitter)	100%	—	1	2.1
Southeast Refined Products
Products (SE) pipeline	51%	3,187	—	—
Central Florida pipeline	100%	206	2	2.6
Southeast Terminals	100%	—	25	9.3
Transmix Operations	100%	—	5	0.6
West Coast Refined Products
Pacific (SFPP)	99.5%	2,806	13	15.9
Calnev	100%	566	2	2.1
West Coast Terminals	100%	44	8	10.1
(a)The terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection and ethanol blending.
(b)Collectively referred to as Bakken Crude assets.

Products Pipelines Segment Contracts

The profitability of our refined petroleum products pipeline transportation business generally is driven by the volume of refined petroleum products that we transport and the prices we receive for our services.  Included in the number of terminals above are refined products liquids terminals that store fuels and offer blending services for ethanol and biodiesel. The transportation and storage volume levels are primarily driven by the demand for the refined petroleum products being shipped or stored.  Demand for refined petroleum products tends to follow trends in population and economic growth, and, with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable.  Because of that, we seek to own refined petroleum products pipelines and terminals located in, or that transport to, stable or growing markets and population centers.  The prices for shipping are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index and a FERC index rate.

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

Products Pipelines Segment Competition

Our Products Pipelines’ pipeline and terminal operations compete against proprietary pipelines and terminals owned and operated by major oil companies, other independent products pipelines and terminals, trucking and marine transportation firms (for short-haul movement of products). Our transmix operations compete with refineries owned by major oil companies and independent transmix facilities.

Terminals

Our Terminals business segment includes the operations of our refined petroleum product, chemical, renewable fuel and other liquid terminal facilities (other than those included in the Products Pipelines business segment) and all of our petroleum coke, metal and ores facilities.  Our terminals are located primarily near large U.S. urban centers.  We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, our Terminals’ operations include Jones Act-qualified product tankers that provide marine transportation of crude oil, condensate, refined petroleum products and renewable fuel between U.S. ports.

Terminals
KM Terminals - Liquids
KM Terminals - Bulk
16 Jones Act Tankers

The following summarizes our Terminals business segment assets, as of December 31, 2023:

	Number	Capacity (MMBbl)
Liquids terminals	47	78.7
Bulk terminals	27	—
Jones Act tankers	16	5.3

Terminals Segment Contracts

The factors impacting our Terminals business segment generally differ between liquid and bulk terminals.  Our liquids terminals business generally enters into long-term contracts that require the customer to pay our fee regardless of whether they use the capacity.  Thus, similar to our natural gas pipelines business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in supply and demand affect our terminals business in the near term is a function of the remaining length of the underlying service contracts (which on a weighted average basis was approximately two years as of December 31, 2023), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.

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

Our Jones Act-qualified tankers are primarily operating pursuant to fixed price term charters with major integrated oil companies, major refiners and the U.S. Military Sealift Command.

Terminals Segment Competition

We are one of the largest independent operators of liquids terminals in the U.S., based on barrels of liquids terminaling capacity.  Our liquids terminals compete with other publicly or privately held independent liquids terminals and terminals owned by oil, chemical, pipeline and refining companies.  Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies and other industrial companies opting not to outsource terminaling services.  In some locations, competitors are smaller, independent operators with lower cost structures.  Our Jones Act-qualified tankers compete with other Jones Act-qualified vessel fleets.

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

Our ownership of CO2 resources as of December 31, 2023 includes:

	Ownership Interest	Compression Capacity (Bcf/d)
McElmo Dome unit	45%	1.5
Doe Canyon Deep unit	87%	0.2
Bravo Dome unit(a)	11%	0.3
(a)We do not operate this unit.

CO2 and Crude Oil Pipelines

Industry demand for transportation on our CO2 pipelines is expected to remain stable for the foreseeable future.

Our ownership of CO2 and crude oil pipelines as of December 31, 2023 includes:

Asset	Ownership Interest	Miles of Pipeline	Transport Capacity (Bcf/d) [(MBbl/d)]
CO2 pipelines
Cortez	53%	569	1.5
Central Basin	100%	337	0.7
Bravo(a)	13%	218	0.4
Canyon Reef Carriers	97%	163	0.3
Centerline	100%	113	0.3
Eastern Shelf	100%	98	0.1
Pecos	95%	25	0.1
Crude oil pipeline
Wink	100%	434	[145]
(a)We do not operate Bravo.

Oil, Gas and RNG Producing Activities

Oil and Gas Producing Interests

Our ownership interests in oil and gas producing fields as of December 31, 2023 included the following:

	Working Interest	KMI Gross Developed Acres
SACROC	97%	50,316
Yates	50%	9,676
Goldsmith Landreth San Andres	99%	6,166
Katz Strawn	99%	7,194
Diamond M	88%	5,396
Reinecke	70%	3,793
Sharon Ridge(a)	14%	2,619
Tall Cotton	100%	641
MidCross(a)	13%	320
(a)We do not operate these fields.

Our oil and gas producing activities are not significant to KMI as a whole; therefore, we do not include the supplemental information on oil and gas producing activities under Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.

Gas Plant Interests

Our ownership and operation of gas plants as of December 31, 2023 included:

Asset	Ownership Interest	Source
Snyder gas plant(a)	22%	The SACROC unit and neighboring CO2 projects, specifically the Sharon Ridge and Cogdell units
Diamond M gas plant	51%	Snyder gas plant
North Snyder gas plant	100%	Snyder gas plant
(a)This is a working interest; in addition, we have a 28% net profits interest.

RNG, LNG and GTE Facilities

Our ownership and operation of RNG, LNG and GTE facilities as of December 31, 2023 included:

Asset	Ownership Interest	Production [Storage] Generation Capacity(a)	Product
LNG Indy	100%	[2 Bcf]	LNG
Indy High BTU	50%	1.0 Bcf/y	RNG
Twin Bridges	100%	1.5 Bcf/y	RNG
Liberty	100%	1.5 Bcf/y	RNG
Prairie View	100%	0.8 Bcf/y	RNG
Arlington RNG	100%	1.3 Bcf/y	RNG
Shreveport RNG(b)	—%	0.7 Bcf/y	Medium BTU
Victoria RNG	100%	0.4 Bcf/y	Medium BTU
Southeast Berrien	100%	4.8 mW/h	GTE
Autumn Hills	100%	4.0 mW/h	GTE
Central	100%	4.0 mW/h	GTE
Venice Park	100%	6.4 mW/h	GTE
Morehead	100%	1.6 mW/h	GTE
Blue Ridge	100%	1.6 mW/h	GTE
(a)GTE generation capacity is measured in megawatts per hour (mW/h). RNG and Medium British Thermal Units (BTU) gas capacities are measured in Bcf per year (Bcf/y).
(b)We operate Shreveport for a fee and receive royalties on RNG sales.

CO2 Segment Contracts

Our CO2 source and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2023 had a remaining average contract life of approximately seven years.  Our CO2 sales contracts vary from customer to customer and generally provide for a delivered price tied to the price of crude oil, in some cases based on a fixed fee or floor price. Our success in this portion of the CO2 business segment can be impacted by the demand for CO2.  In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  The revenues we receive from our crude oil and NGL sales are affected by the prices we realize from the sale of these products.  Over the long-term, we tend to receive prices that are driven by the demand and overall market price for these products.  In the shorter term, however, market prices generally are not indicative of the revenues we will receive due to our hedging program, in which the prices to be realized for certain of our future sales quantities are fixed or bracketed through the use of financial derivative contracts, particularly for crude oil.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Earnings Results” for more information on crude oil sales prices.

CO2 Segment Competition

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

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2023, 2022 and 2021, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

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

The FERC has authority to impose civil penalties of more than $1.4 million per day per violation. If we fail to comply with all applicable statutes, rules, regulations, and orders administered by the FERC, we could be subject to substantial civil penalties and fines.

In addition to having jurisdiction over interstate natural gas pipelines and storage companies, the FERC also has jurisdiction over the interstate transportation and storage services that are provided by intrastate natural gas pipelines and storage companies under Section 311 of the NGPA. We have numerous intrastate pipelines and storage companies that provide interstate services pursuant to Section 311 of the NGPA. Under Section 311, along with the FERC’s implementing regulations, an intrastate pipeline may transport gas “on behalf of” an interstate pipeline company or any local distribution company served by an interstate pipeline, without becoming subject to the FERC’s broader regulatory authority under the NGA. These services must be provided on an open and nondiscriminatory basis, and the rates charged for these services may not exceed a “fair and equitable” level as determined by the FERC in periodic rate proceedings.

Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation

Some of our U.S. refined petroleum products and crude oil gathering and transmission pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC. Those tariffs set forth the rates we charge for providing gathering or transportation services on our interstate common carrier liquids pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier liquids pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund to shippers the difference between the revenues collected during the pendency of the investigation and the revenues that would have been collected based on the rate the FERC finds to be just and reasonable. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

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

Marine Operations

The operation of tankers and marine equipment is subject to maritime obligations involving property, personnel and cargo under General Maritime Law and involves a variety of risks, including, among other things, the risk of collision, which may result in claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities.

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

In addition, the U.S. Coast Guard and the American Bureau of Shipping maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.

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

Derivatives Regulation

We use energy commodity derivative contracts as part of our strategy to hedge our exposure to energy commodity market risk and other external risks in the ordinary course of business. The derivative contracts that we use include exchange-traded and OTC commodity financial instruments such as futures and options contracts, fixed price swaps and basis swaps. The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) requires the U.S. Commodity Futures Trading Commission and the SEC to promulgate rules and regulations establishing federal oversight and regulation of the OTC derivatives market and entities that participate in that market including broad aggregate position limits for OTC swaps and futures and options traded on regulated exchanges. These rules include exemptions for hedging positions.

Environmental Matters and Safety Regulation

Our business operations are subject to extensive federal, state and local laws and regulations relating to environmental protection and human health and safety. For example, if a leak, release or spill of liquid petroleum products, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill, pay government penalties, address natural resource damages, compensate for human exposure or property damage, install pollution control equipment or a combination of these and other measures. Furthermore, new projects may require permits, approvals and environmental analyses under federal and state laws, including the Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Endangered Species Act, as well as Executive Orders focused on environmental justice considerations. The resulting costs and liabilities could be material to us, and increasing compliance costs under federal and state environmental laws for both new and existing facilities could require us to make significant capital expenditures. In general, the cost to comply with environmental regulations is increasing. These costs have the potential to limit the return on capital projects and the number of capital projects that are economically viable. Please read Item 1A. “Risk Factors—Risks Related to Regulation.”

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

Superfund

The CERCLA or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment. These persons include the owner or operator of a site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, including remediation costs. Additionally, CERCLA allows for the recovery of compensation for natural resource damages, if any. Although petroleum is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations, we have and will generate materials that may fall within such definition. If we are determined to be a potentially responsible person by operation of law under CERCLA, we may be responsible for all or part of the costs required to evaluate and remediate sites at which such materials are present, in addition to compensation for natural resource damages, if any.

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

EPA Revisions to National Ambient Air Quality Standards

As required by the Clean Air Act, the EPA establishes National Ambient Air Quality Standards (NAAQS) setting acceptable levels of common pollutants such as ozone, particulate matter and sulfur dioxide. States then are required to adopt State Implementation Plans (SIPs) ensuring their air quality meets the applicable NAAQS. The EPA reviews these SIPs to ensure they comply with the NAAQS and other provisions of the Clean Air Act, including the Good Neighbor provision. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures—Impact of Regulation,” and Note 18 “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements.
For ground level ozone, the EPA published a rule in October 2015 that lowered NAAQS from 75 parts per billion (ppb) to a more stringent 70 ppb standard. This change triggered a process under which the EPA designated the areas of the country in or out of compliance with the 2015 standards. In December 2020, the EPA completed a review of the ozone NAAQS and published a rule retaining the 2015 standards.

State rules implementing the NAAQS, including those existing or proposed in Colorado and New Mexico, require the installation of more stringent air pollution controls on newly installed equipment and possibly require the retrofitting of existing KMI facilities with air pollution controls. These rules will have financial impacts to our Natural Gas Pipelines business segment. Future state or federal rules relating to the EPA’s establishment of NAAQS for ozone or other criteria air pollutants could have financial impacts on multiple business units.

Climate Change

Due to concern over climate change, numerous proposals to monitor and limit emissions of GHGs have been made and are likely to continue to be made at the federal, state and local levels of government. Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of burning natural gas, are examples of GHGs. Various laws and regulations exist or are under development to regulate the emission of such GHGs, including the EPA programs requiring the reduction, monitoring, and reporting of GHG emissions levels and state actions to develop statewide or regional programs. The U.S. Congress has in the past considered legislation to reduce emissions of GHGs.

Beginning in 2009, the EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs, including CO2 and methane. Certain of our facilities are subject to these requirements. Operational or physical changes to existing facilities could require those facilities to comply with these requirements. In addition, recent EPA regulatory changes require many existing oil and natural gas facilities to reduce GHG emissions, and PHMSA has proposed regulations requiring expansive leak detection and repair requirements applicable to natural gas facilities. See Item 1A. “Risk Factors—Risks Related to Regulation—New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations.” and “ —Increased regulatory requirements relating to the safety and integrity of our pipelines may require us to incur significant capital and operating expense outlays to comply.”

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, such as through establishment of GHG reduction targets or regional GHG “cap-and-trade” programs. It is possible that sources such as our gas-fueled compressors and processing plants could become subject to these state GHG reduction regulations. Various states are also proposing or have implemented stricter regulations for reporting, monitoring or reducing GHGs that go beyond the requirements of the EPA. Compliance with state rules could require additional expenditures, above and beyond those spent to comply with EPA GHG rules for new and existing sources.

Because our operations, including the compressor stations and processing plants, emit various types of GHGs, primarily methane and CO2, such new legislation or regulation could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we or our subsidiaries may be required to incur significant additional operating or capital costs to install new monitoring equipment or emission controls on the facilities, acquire and surrender allowances for the GHG emissions, replace certain GHG-emitting devices or technologies, pay taxes related to the GHG emissions and administer and manage a more comprehensive GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our or our subsidiaries’ pipelines, recovery of costs is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations.

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

Pipeline Safety Regulation

We are subject to pipeline safety regulations issued by PHMSA as well as any states that are certified by PHMSA to regulate pipeline safety for intrastate pipelines in their respective states. These regulations apply to pipelines and pipeline facilities, including associated underground natural gas storage, terminals and LNG facilities. PHMSA regulations in particular, require us to develop and maintain pipeline integrity management programs to evaluate our pipelines and take additional measures to protect pipeline segments located in what are referred to as High Consequence Areas (HCAs) for both gas and liquid pipelines, where a release could potentially have the most adverse consequences. Additionally, PHMSA recently issued requirements that require us to conduct additional assessments to identify risks in what are referred to as Moderate Consequence Areas (MCAs) for gas pipelines.

Since 2019, PHMSA has implemented several rules that impose additional pipeline safety requirements including without limitation: (i) expanding certain integrity management program requirements outside of HCAs (with some exceptions) for both gas and hazardous liquid pipelines; (ii) expanding the application of integrity management requirements relevant to hazardous liquid pipelines to include additional areas, including certain coastal waters; (iii) requiring reconfirmation of the maximum allowable operating pressure (MAOP) by 2035 and material verification on certain gas pipelines; (iv) requiring installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas and liquid pipelines; (v) increasing requirements for corrosion control for gas pipelines; (vi) providing additional prescriptive requirements that increase conservatism and specificity on the evaluation of discovered anomalies and their associated repair criteria for gas pipelines; and (vi) expanding certain regulations to previously unregulated gas gathering assets.

Employee Health and Safety Regulations

We are subject to the requirements of federal and state agencies, including, where appropriate, the Occupational Safety and Health Administration (OSHA), that address, among other things, employee health and safety.

Security Regulations

High-Risk Facilities

The Department of Homeland Security, referred to in this report as the DHS, has regulatory authority over security at certain high-risk chemical facilities. The DHS has promulgated the Chemical Facility Anti-Terrorism Standards and requires all high-risk chemical and industrial facilities, including oil and gas facilities, to comply with the regulatory requirements of these standards. This process includes completing security vulnerability assessments, developing site security plans, and implementing protective measures necessary to meet DHS-defined, risk-based performance standards. The DHS has not provided final notice to all facilities that it determines to be high risk and subject to the rule; therefore, neither the extent to which our facilities may be subject to coverage by the rules nor the associated costs to comply can currently be determined, but it is possible that such costs could be substantial.

Cybersecurity

In response to ongoing cybersecurity threats affecting the pipeline industry, the DHS’s Transportation Security Administration, or TSA, has issued a series of security directives setting forth specific elements that owners and operators of certain “critical” pipelines must include in their cybersecurity planning and their reporting of any incidents. These security directives require, among other things, that identified pipeline owners comply with mandatory reporting measures; designate a cybersecurity coordinator; provide vulnerability assessments; ensure compliance with certain cybersecurity requirements; establish and implement a TSA-approved Cybersecurity Implementation Plan; develop and maintain a Cybersecurity Incident Response Plan (CIRP), which shall include individuals identified as active participants in CIRP exercises, and annually test at least two CIRP objectives; and establish a Cybersecurity Assessment Plan (CAP), and annually submit an updated CAP to TSA for review and approval, which shall include a schedule for assessing and auditing specific cybersecurity measures for effectiveness.

In addition, PHMSA requires reporting of certain events that involve a release from or the shutdown of a pipeline, including those that may be caused by a cyber-attack. On July 26, 2023, the SEC adopted new disclosure requirements regarding cybersecurity risk management, strategy, governance, and incidents. Please read Item 1C. “Cybersecurity.” Regulations are also under development to implement reporting requirements under the Cyber Incident Reporting for Critical Infrastructure Act of 2022 (CIRCIA), a law concerning the reporting of cyber incidents and ransomware payments that is expected to take effect in 2024.

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

We employed 10,891 full-time personnel at December 31, 2023, including approximately 891 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2024 and 2028. We consider relations with our employees to be good.

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

Non-zero employee safety performance target	2023 Company-wide TRIR
Outperform the annual industry average total recordable incident rate (TRIR)	0.8
Outperform our own three-year TRIR average
Improve our company-wide employee TRIR from 1.0 in the baseline year 2019 to 0.7 by 2024

We seek to constantly improve our contractor TRIR performance through initiatives to address recent incident trends and new best practices.

The Nominating and Governance Committee (Nom/Gov Committee) of our Board is responsible for planning for succession in our senior management ranks, including our chief executive officer. Our chief executive officer reports to the Nom/Gov Committee annually, generally at the time of the regularly scheduled July Board meeting, regarding the succession plan and processes in place to identify talent within and outside the Company to succeed to senior management positions, development opportunities for potential successors, and the information developed during the then-current calendar year pursuant to those processes. As part of our annual succession planning process, we identify minority and female candidates to include in the plan for senior positions.

We consider employee diversity an asset and support equal opportunity employment. We take affirmative steps to employ and advance in employment all persons without regard to their race/ethnicity; sex; sexual orientation; gender, including gender identity and expression; veteran status; disability; or other protected categories, and base employment decisions solely on valid job requirements. We are committed to a harassment free workplace, supported with online and face-to-face workplace harassment and discrimination prevention training for our employees. Employees and supervisors review our harassment and discrimination prevention policy every two years as part of our required training.

Our employees are an integral part of our success, and we value their career development. We support our employees’ ongoing career goals and development through several programs, including workforce training, tuition reimbursement, leadership and other development programs. These programs help improve recruitment, development, and retention and help maximize our employees’ potential by providing an opportunity to gain skills they need to further enhance their careers.

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

We generally do not own the land on which our pipelines are constructed.  Instead, we obtain and maintain rights to construct and operate the pipelines on other people’s land, generally under agreements that are perpetual or provide for renewal rights.  Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property.  In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants.  In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of a majority of the interests have been obtained.  Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor, or, the pipeline may be required to move its facilities at its own expense.  Permits also have been obtained from railroad companies to run along or cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election.  Some such permits require annual or other periodic payments.  In a few minor cases, we purchased property for pipeline purposes.

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

Economic disruptions, such as those which occurred during the COVID-19 pandemic, or conditions in the business environment generally, such as declining or sustained low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals and other assets. Also, sustained lower demand for hydrocarbons, or changes in the regulatory environment or applicable governmental policies, including in relation to climate change or other environmental concerns, may have a negative impact on the supply of crude oil and other products. In recent years, a number of initiatives and regulatory changes relating to reducing GHG emissions have been undertaken by federal, state and municipal governments and crude oil and gas industry participants. In addition, public concern about the potential risks posed by climate change has resulted in increased demand for energy efficiency and a transition to energy provided from renewable energy sources rather than fossil fuels, fuel-efficient alternatives such as hybrid and electric vehicles, and pursuit of other technologies to reduce GHG emissions, such as carbon capture and sequestration. We have seen and may see further intensification of these trends.

Each of the foregoing supply and demand issues could negatively impact our business directly, as well as our shippers and other customers, which in turn could negatively impact our prospects for new contracts for transportation, terminaling or other midstream services, or renewals of existing contracts or the ability of our customers and shippers to honor their contractual commitments. Furthermore, such unfavorable conditions may compound the adverse effects of larger disruptions, such as COVID-19. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” below.

We cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation and/or tax incentives or technological advances in fuel economy and energy generation devices, all of which could reduce the production of and/or demand for the products we handle.

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

Sharp declines in the prices of crude oil, NGL or natural gas, or a prolonged unfavorable price environment, may result in a commensurate reduction in our revenues, income and cash flows from our businesses that produce, process, or purchase and sell crude oil, NGL, or natural gas, and could have a material adverse effect on the carrying value (which includes assigned goodwill) of our CO2 business segment’s proved reserves, certain assets in certain midstream businesses within our Natural Gas Pipelines business segment, and certain assets within our Products Pipelines business segment. For example, following the commodity price declines we experienced due to COVID-19 during the first half of 2020, we recorded a combined $1.95 billion of non-cash impairments associated with our Natural Gas Pipelines Non-Regulated and CO2 reporting units, primarily for impairments of goodwill and assets owned in these businesses.

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

The occurrence of any of these risks could result in serious injury and loss of human life, significant damage to property and natural resources, environmental pollution, significant reputational damage, impairment or suspension of operations, fines or other regulatory penalties, costs associated with allegations of criminal liability, costs associated with responding to an investigation or enforcement action brought by a governmental agency, and revocation of regulatory approvals or imposition of new requirements, any of which also could result in substantial financial losses, including lost revenue and cash flow to the extent that an incident causes an interruption of service. For pipeline and storage assets located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damage resulting from these risks may be greater. In addition, the consequences of any operational incident (including as a result of adverse sea conditions) at one of our marine terminals may be even more significant as a result of the complexities involved in addressing leaks and releases occurring in the ocean or along coastlines and/or the repair of marine terminals.

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

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties, such as hedging counterparties, joint venture partners and suppliers. Many of our counterparties finance their activities through cash flow from operations or debt or equity financing, and some of them may be highly leveraged and unable to access additional capital to sustain their operations in the future. Our counterparties are subject to their own operating, market, financial and regulatory risks, and some have experienced, are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Further, the security we are able to obtain from such customers may be limited, including by FERC regulation. While certain of our customers are subsidiaries of an entity that has an investment grade credit rating, in many cases the parent entity has not guaranteed the obligations of the subsidiary and, therefore, the parent’s credit ratings may have no bearing on such customers’ ability to pay us for the services we provide or otherwise fulfill their obligations to us.

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

Our business, operations or financial condition generally may be negatively impacted as a result of negative public opinion towards our industry sector, the products we handle, or us specifically. Public opinion may be influenced by negative portrayals of the industry in which we operate as well as opposition to development projects. In addition, events specific to us could result in the deterioration of our reputation with key stakeholders.

We believe that reputational risk cannot be managed in isolation from other forms of risk and that credit, market, operational, insurance, regulatory and legal risks, among others, must all be managed effectively to safeguard our reputation. Our reputation and public opinion could also be impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we have no control. In particular, our reputation could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight and costs, difficulty obtaining rights-of-way and delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing, revenue loss, reduction in customer base, and decreased value of our securities and our business. Moreover, governmental agencies have responded to environmental justice concerns by imposing greater scrutiny in the permit approval process and enforcement actions that could exacerbate the negative reputational impacts.

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

The markets for instruments we use to hedge our commodity price exposure generally reflect then-prevailing conditions in the underlying commodity markets. As our existing hedges expire, we will seek to replace them. To the extent then-existing underlying market conditions are unfavorable, new hedging arrangements available to us will reflect such unfavorable conditions, limiting our ability to hedge our exposure to commodity prices on terms that are economically favorable to us.

When we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that we believe are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect volatility due to these hedges, even when there is no underlying economic impact at the dates of those consolidated financial statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 14 “Risk Management” to our consolidated financial statements.

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

In accordance with government mandates, we have implemented and maintain a cybersecurity program—both internal and incorporating industry expertise—designed to protect our IT, OT and data systems from attacks, however, we can provide no assurance that our cybersecurity program will be completely effective. We have experienced increases in the number of attempts by external parties to access our networks or our company data without authorization. While we have taken additional steps to secure our networks and systems to specifically respond to new and elevated risks associated with remote work, we may nevertheless be more vulnerable to a successful cyber-attack or information security incident when significant numbers of our employees are working remotely. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, has increased as attempted attacks, including acts of terrorism or cyber sabotage, have advanced in sophistication and number around the world.

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

Development of new technologies could create additional risk, or we may not have sufficient resources to manage our technology.

Custom or new technology (including potential generative artificial intelligence) that is heavily relied upon by us or our counterparties may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Generative artificial intelligence or other new technology could also create additional regulatory scrutiny and generate uncertainty around intellectual property ownership and/or licensing or use. Technology (including artificial intelligence) is also subject to intentional misuse (by criminals, terrorists or other bad actors). Technology failures or incidents of misuse could result in significant adverse effects on our operations, results of operations, financial condition and cash flows.

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

Changes in the insurance markets subsequent to certain hurricanes and other natural disasters have made it more difficult and more expensive to obtain certain types of coverage. The occurrence of an event that is not fully covered by insurance, or failure by one or more of our insurers to honor its coverage commitments for an insured event, could cause us to incur significant losses. Insurance companies may reduce or eliminate the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. The unavailability of adequate insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition and results of operations.

Expanding our existing assets and constructing new assets is part of our growth strategy. Our ability to begin and complete expansion and new-build projects may be inhibited by difficulties in obtaining permits and rights-of-way, public opposition, increases in costs of construction materials, cost overruns, inclement weather and other delays. If we pursue projects through joint ventures with others, we will share control of and any benefits from those projects.

We regularly undertake construction projects to expand our existing assets and to construct new assets. New growth projects generally will be subject to, among other things, the receipt of regulatory approvals, feasibility and cost analyses, funding availability and industry, market and demand conditions, and environmental justice considerations. A variety of factors outside of our control, such as difficulties in obtaining rights-of-way and permits or other regulatory approvals, have caused, and may continue to cause, delays in or cancellations of our construction projects. Regulatory authorities may modify their permitting policies in ways that disadvantage our construction projects, such as the FERC’s ongoing evaluation of its process for reviewing and approving applications for construction of natural gas infrastructure. Federal regulators may also expand existing regulatory requirements, such as PHMSA’s recent expansion of gas gathering pipeline regulation and PHMSA’s consideration of regulating the transportation of gaseous CO2. Such factors can be exacerbated by public opposition to our projects. See “—We are subject to reputational risks and risks relating to public opinion.” Inclement weather, natural disasters and delays in performance by third-party contractors have also resulted in, and may continue to result in, increased costs or delays in construction. In addition, we may experience increasing costs for construction materials. Significant increases in costs of construction materials, cost overruns or delays, or our inability to obtain a required permit or right-of-way, could have a material adverse effect on our return on investment, results of operations and cash flows, and could result in project cancellations or limit our ability to pursue other growth opportunities.

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

Developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Acquisition and development decisions related to oil and gas properties include subjective judgments and assumptions that, while they may be reasonable, are by their nature speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational and market-related factors may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable.

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

As of December 31, 2023, we had approximately $31.9 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

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

As of December 31, 2023, approximately $8.3 billion of our approximately $31.9 billion of consolidated debt (excluding debt fair value adjustments) was subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. In response to increasing inflation, the U.S. Federal Reserve raised interest rates in March 2022 for the first time in over three years and raised rates many more times since. As interest rates increase, the amount of cash required to service variable-rate debt also increases, as do our costs to refinance maturities of existing indebtedness, and our earnings and cash flows could be adversely affected.

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

Our assets and operations are subject to extensive regulation and oversight by federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these authorities, have the potential to adversely affect our profitability. Additional regulatory burdens and uncertainties will be created if and to the extent that more stringent energy and environmental and pipeline safety policies are enacted. Overall, we have seen an increase in the efforts of regulatory authorities to issue new regulations and guidance and to interpret existing laws and regulations in ways that promote the use of renewable energy sources and further protection of the environment, call upon companies to increase monitoring and emissions reduction efforts, and increase investigations and enforcement actions for potential violations of environmental laws. For example, in December 2023, the EPA finalized a rule containing standards of performance for GHG emissions, in the form of methane limitations, and volatile organic compound emissions for crude oil and natural gas sources, including the production, processing, and transmission and storage segments.

These types of rules and others that are currently proposed, if finalized, would affect our assets and operations indirectly, such as by increasing the costs associated with the production of natural gas and liquids that we transport, or directly, such as by increasing significantly our capital and operating costs associated with impacted equipment or subjecting us to the potential for regulatory penalties associated with the inability to comply with the rules in the timeframe allotted.

The EPA’s final rule known as the “Good Neighbor Plan” (the Plan) became effective on August 4, 2023, except in states that were awarded a stay of the EPA’s disapproval of their SIPs prior to the Plan’s effective date. Following the Plan’s effective date, several other states have been awarded similar stays. As a precursor to the Plan, the EPA disapproved 21 SIPs and found that two other states had failed to submit SIPs under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone NAAQS. The EPA has since proposed to disapprove five additional state SIPs and apply the Plan or portions of the Plan to sources in those states, including one state that would affect our operations. The Plan imposes prescriptive emission standards for several sectors, including new and existing reciprocating internal combustion engines of a certain size used in pipeline transportation of natural gas. The Plan’s emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. The Plan requires that all impacted engines meet the stringent emission limits by May 1, 2026 unless compliance schedule extensions are granted by the EPA, which would need to be supported by us and approved by the EPA on an engine-by-engine basis. If the Plan remains in effect in its current form (including full compliance by its May 1, 2026 compliance deadline, and assuming failure of all pending challenges to SIP disapprovals and no successful challenge to the Plan), we currently estimate that the Plan would have a material adverse impact on us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures—Impact of Regulation.” Multiple legal challenges have been filed, including by us. See Note 18, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. We are unable to predict whether any legal challenges will ultimately result in changes to the Plan or how those changes, if any, would impact us.

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

Environmental and health and safety laws and regulations are subject to change. The long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to affect the environment, wildlife, natural resources and human health, including without limitation, the exploration, development, storage and transportation of oil and gas. For example, the Federal Clean Air Act and other similar federal and state laws and regulations are subject to periodic review and amendment, which could result in more stringent emission control requirements obligating us to make significant capital expenditures at our facilities. Several state and federal agencies have also increased their daily and maximum penalty amounts in recent years. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

Increased regulatory requirements relating to the safety and integrity of our pipelines may require us to incur significant capital and operating expenses.

We are subject to extensive laws and regulations related to pipeline safety and integrity at the federal and state levels. There are, for example, regulations issued by PHMSA for pipeline operators in the areas of design, operations, maintenance, integrity management, qualification and training, emergency response, control room management, and public awareness. We expect the costs of compliance with these regulations, including integrity management rules, will continue to be substantial. The majority of compliance costs relate to pipeline integrity management regulations, which include assessment and repair requirements. Technological advances in in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in HCAs or MCAs can have a significant impact on integrity testing and repair costs. We plan to continue our integrity management program to assess and maintain the integrity of our existing and future pipelines as required by PHMSA rules. Repairs or upgrades deemed necessary to address results of integrity assessments and other testing and/or ensure the continued safe and reliable operation of our pipelines and pipeline facilities could cause us to incur significant and unanticipated capital and operating expenditures. Such expenditures will vary depending on the number of repairs determined to be necessary as a result of integrity assessments and other testing. We also anticipate incurring substantial costs associated with PHMSA’s requirements for reconfirming the maximum allowable operating pressure of certain gas pipelines. We expect to increase expenditures in the future to comply with PHMSA regulations.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase our compliance expenditures. Pipeline safety regulations or changes to such regulations may require additional leak detection, reporting, the replacement of certain pipeline segments, addition of monitoring equipment and more frequent monitoring, inspection or testing of our pipeline facilities. Repair, remediation, and preventative or mitigating actions may require significant capital and operating expenditures. Pipeline safety regulation has increased over time, including recent revised gas and hazardous liquid regulations that we must timely implement, and existing obligations may increase with new proposed rules that are currently under consideration. For example, PHMSA has issued a proposed rulemaking with expansive pipeline leak detection and repair requirements that is proposed to be applicable to gas pipelines, LNG facilities, and underground natural gas storage facilities. In addition, PHMSA is working on a number of proposed rulemakings that are now projected for publication in 2024, including those related to (i) updating regulations for LNG facilities; (ii) requirements for idled gas and liquid pipelines; (iii) revising requirements for transportation of CO2 in the liquid phase as well as establishing regulation of the transportation of gaseous CO2; and (iv) requirements for responding to changes in class location for gas pipelines. Congress is working on the reauthorization of the Pipeline Safety Act, which is expected to be enacted during 2024 and to further expand PHMSA’s current rulemaking agenda and/or statutory authority in certain areas. There can be no assurance as to the amount or timing of future expenditures for pipeline safety and integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Climate-related risks and related regulation could result in significantly increased operating and capital costs for us and could reduce demand for our products and services.

Various laws and regulations exist or are under development that seek to regulate the emission of GHGs such as methane and CO2, including the EPA programs to control GHG emissions, PHMSA’s existing and anticipated leak detection and repair requirements, and state actions to develop statewide or regional programs. Existing EPA regulations require us to report GHG emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. Proposed approaches to further address GHG emissions include establishing GHG “cap-and-trade” programs, a fee on methane emissions from petroleum and natural gas systems, increased efficiency standards, participation in international climate agreements, issuance of executive orders by the U.S. presidential administration and incentives or mandates for pollution reduction, use of renewable energy sources, or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters—Climate Change.”

Adoption of any such laws or regulations could increase our costs to operate and maintain our facilities, expand existing facilities or construct new facilities. We could be required to install new emission controls on our facilities, acquire allowances for our GHG emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions program, and such increased costs could be significant. Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC. Such laws or regulations could also lead to reduced demand for hydrocarbon products that are deemed to contribute to emissions of GHGs, or restrictions on their use, which in turn could adversely affect demand for our products and services. See also “—Business Risks—We are subject to reputational risks and risks relating to public opinion.” and “—Business Risks—Hurricanes, earthquakes, flooding and other natural disasters, as well as subsidence and coastal erosion and climate-related physical risks, could have an adverse effect on our business, financial condition and results of operations.”

In March 2022, the SEC proposed new climate-related disclosure rules, which if adopted as proposed, would require significant new climate-related disclosure in SEC filings, including certain climate-related metrics and GHG emissions data, and third-party attestation requirements. At this time, we cannot predict the costs of compliance with, or any potential adverse impacts resulting from, the new rules if adopted as proposed.

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

We gather, process or transport crude oil, natural gas or NGL from several areas, including lands that are federally managed. Policy and regulatory initiatives or legislation by Congress may decrease access to federally managed lands or increase the regulatory burdens associated with using these lands to produce crude oil or natural gas, or both. Since 2021, the federal government has deprioritized onshore leasing and its review of applications for permits to drill. Third-party interest groups and members of the oil and gas industry have initiated litigation challenging decisions to approve or prohibit oil and gas activities on federally managed lands.

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

The Jones Act includes restrictions on ownership by non-U.S. citizens of our U.S. point-to-point maritime shipping vessels, and failure to comply with the Jones Act, or changes to or a repeal of the Jones Act, could limit our ability to operate our vessels in the U.S. coastwise trade, result in the forfeiture of our vessels or otherwise adversely impact our earnings, cash flows and operations.

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

We disclose in this report and elsewhere the anticipated cash dividends on our common stock. These reflect our current judgment, but as with any estimate, they may be affected by inaccurate assumptions and other risks and uncertainties, many of which are beyond our control. See “Information Regarding Forward-Looking Statements” at the beginning of this report. If our Board elects to pay dividends at the anticipated level and that action would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to fund our operations, to maintain our leverage metrics or otherwise to properly address our business prospects, our business could be harmed.

Conversely, a decision to address such business needs might lead to the payment of dividends below the anticipated levels. As events present themselves or become reasonably foreseeable, our Board which determines our business strategy and our dividends, may decide to address those matters by reducing our anticipated dividends. Alternatively, because nothing in our governing documents or credit agreements prohibits us from borrowing to pay dividends, we could choose to incur debt to enable us to pay our anticipated dividends. This would add to our substantial debt discussed above under “—Risks Related to Financing Our Business—Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.”

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Cybersecurity Risk Management and Strategy

We employ a comprehensive strategy for identifying and addressing cybersecurity risks that is aligned with the U.S. Department of Commerce’s National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity. This framework outlines standards and practices to promote the protection of critical infrastructure. We utilize a risk-based approach that focuses on critical systems where failure or exploitation could potentially impact the safety or reliability of our key assets or operations. Cybersecurity risks are integrated into our overall risk management processes, including, for example, quarterly security briefings with senior management, tabletop exercises with operations, finance and other company personnel, and by employing a continuous improvement model for our cyber protection strategy that is aligned with the DHS’s National Infrastructure Protection Plan risk management framework.

Our management team has engaged third-party experts to provide guidance related to management of supply chain cybersecurity risks. Our strategy includes both short- and long-term initiatives to increase the security surrounding our assets and is supplemented using third-party threat monitoring, rigorous security protocols, and government partnerships. We perform cybersecurity assessments with respect to third parties who provide critical services or who have access to or store critical confidential data.

We have not identified any cybersecurity threats that have materially impaired or are reasonably likely to materially impair our operations or financial standing. Please read Item 1A. “Risk Factors—Risks Related to Our Business—A breach of information security or the failure of one or more key information technology (IT) or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations or business reputation.” and “ Attacks, including acts of terrorism or cyber sabotage, or the threat of such attacks, may adversely affect our business or reputation.” for discussions of risks from cybersecurity threats we face.

Measures We Take to Monitor and our Procedures for Responding to Data Breaches or Cyberattacks

We have made investments to address data and cybersecurity risks. These investments include our use of continuous third-party security monitoring of our network perimeters, advanced persistent threat group monitoring to keep us informed of emerging serious threats, standardization of our network security architecture which separates business and supervisory control and data acquisition (SCADA) networks, and security information and event management software systems.

Our critical business systems are fully redundant and backed up at separate locations. Separate business and SCADA networks allow for isolation of potential threats and enhances the security of these systems. Our security systems correlate security events and aggregate security-related incident data, such as malware activity and other possible malicious activities. This system sends alerts if the data analysis shows that an activity could be a potential security issue. Security functionality is continuously monitored by our network operations center, and our network traffic is analyzed for signs of malicious activity through the CyberSentry program, which is managed by DHS’s Cybersecurity and Infrastructure Security Agency and a third-party security operations center, which operates continuously. We maintain a dedicated SCADA group within our IT department to evaluate and respond to significant events and incidents that may impact our operations. Anti-virus solutions are deployed on the SCADA systems and workstations in our data centers and control centers.

Our processes and cybersecurity plans are part of our overall emergency response plans, and we conduct simulated exercise drills, including with multiple U.S. government agencies and peer companies, to enhance our preparedness and provide for continual process improvement.

If data and network defenses are bypassed, processes detailed in our Cyber Incident Response Plan would help identify, contain and eradicate threats and bring our systems back online if needed. Additionally, the plan requires that the appropriate level of our management be made aware of incidents and be updated as the situation warrants.

Vulnerability Assessments and Penetration Testing

We hire an independent third-party cybersecurity firm to perform penetration testing annually. The third-party checks for vulnerabilities on our external and internal network perimeters. If vulnerabilities are found, corrective actions are implemented to remediate any issues.

Government and Industry Group Engagement

We engage with a wide variety of government agencies and industry groups to enable cross-sharing of information and to identify opportunities to improve our security, including active participation in IT Sector Coordinating Councils and attendance at classified briefings and security architecture reviews hosted by the U.S. Department of Energy, the U.S. Federal Bureau of Investigation and DHS. Partnership with these agencies provides us with intelligence on a wide range of critical infrastructure protection and cybersecurity issues as well as an opportunity to exchange best practices.

Employee Training

Our employees are required to take annual cyber and physical security training designed to help employees guard our cyber and physical data. Employees are tested on this training and cybersecurity performance is considered in annual employee performance reviews.

Cybersecurity Governance Structures

Management’s Role in Managing Cybersecurity Risk

We are committed to protecting sensitive information and have a dedicated cybersecurity group within our IT department that is overseen by our Chief Information Officer. This group provides a quarterly cybersecurity report to our senior management, including the Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Chief

Administrative Officer, Chief Information Officer, General Counsel, business segment Presidents and the Vice President—Corporate Security. This senior management team is involved in all significant cybersecurity decisions, including efforts undertaken to comply with the security directives issued by the TSA. Our Chief Executive Officer, General Counsel and our Chief Information Officer have attended classified briefings on cybersecurity in Washington, D.C. In addition to the quarterly reports to senior management, the cybersecurity team prepares broader management briefings that include updates regarding company-wide cybersecurity matters and initiatives and provide a forum for discussing data security risk solutions and formulating action plans.

Management of our cybersecurity team has extensive experience and training related to cybersecurity matters. These leaders hold top-secret clearance from the U.S. federal government and have attended classified briefings from relevant federal agencies. Our cybersecurity team has in excess of 120 years of combined cybersecurity experience as of year-end 2023, and members of the team hold various specialized certifications related to cybersecurity, including training related to penetration testing and information system auditing.

The Board’s Role in Cybersecurity Risk Oversight

The Audit Committee of our Board has oversight responsibility related to cybersecurity risk and is briefed quarterly by our Chief Information Officer on cybersecurity risk, our cybersecurity management program and initiatives, and, if applicable, notable cybersecurity events. In the event of a significant cybersecurity incident, our Chief Executive Officer will notify the Chairman of the Board or, in that person’s absence, the lead independent director of the Board.

Item 3.  Legal Proceedings.

See Note 18 “Litigation and Environmental” to our consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of the Dodd-Frank Act for the year ended December 31, 2023.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class P common stock is listed for trading on the NYSE under the symbol “KMI.”

As of February 15, 2024, we had 9,540 holders of record of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

For information on our equity compensation plans, see Note 10 “Share-based Compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements. For information about our expectations regarding dividends, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—2024 Dividends and Discretionary Capital.”

Our Purchases of Our Class P Stock
(During the quarter ended December 31, 2023)

Settlement Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Approximate dollar value of securities that may yet be purchased under the plans or programs(a)
October 1 to October 31, 2023	5,706,428	$16.41	5,706,428	$1,574,253,794
November 1 to November 30, 2023	2,386,705	16.26	2,386,705	1,535,434,677
December 1 to December 31, 2023	—	—	—	1,535,434,677
Total	8,093,133	$16.37	8,093,133	$1,535,434,677
(a)On July 19, 2017, our Board approved a $2 billion common share buy-back program. On January 18, 2023, our Board approved an increase in our share repurchase authorization to $3 billion from $2 billion. After repurchase, the shares are canceled and no longer outstanding.
(b)Amount includes any commission or other costs to repurchase shares.
Subsequent to December 31, 2023 and through February 16, 2024, we repurchased less than 1 million shares at an average price of $16.50 for $7 million.
Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2. “Business and Properties—Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2023, found in Items 1 and 2. “Business and Properties—General Development of Business—Recent Developments;” (iii) a description of terms for services and commodities we provide, found in Items 1 and 2.
“Business and Properties—Narrative Description of Business—Business Segments;” (iv) a description of risk factors affecting us and our business, found in Item 1A. “Risk Factors;” and (v) a discussion of forward-looking statements, found in “Information Regarding Forward-Looking Statements” at the beginning of this report.

A comparative discussion of our 2022 to 2021 operating results can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 7, 2022.

General

Acquisitions

Following are acquisitions we made during the reporting period. See Note 3. “Acquisitions and Divestitures” to our consolidated financial statements for further information on these transactions.

Event	Description	Business Segment
STX Midstream acquisition $1,831 million (December 2023)
We acquired the STX Midstream pipeline system consisting of a set of integrated, large diameter high pressure natural gas pipelines in the Eagle Ford basin, including the Eagle Ford Transmission system, a 90% interest in NET Mexico Pipeline LLC and a 50% interest in Dos Caminos, LLC. Approximately 75% of the business is supported by take-or-pay contracts.
Natural Gas Pipelines (Midstream activities)
Diamond M Field acquisition $13 million (June 2023)
We acquired the Diamond M Field asset which is located directly adjacent to our existing SACROC field. The field is currently under waterflood but is expected to be very receptive to CO2 flooding given its proximity to SACROC. We expect to begin implementation of enhanced oil recovery in 2024.
CO2 (Oil and Gas Producing activities)

2024 Dividends and Discretionary Capital

We expect to declare dividends of $1.15 per share for 2024, a 2% increase from the 2023 declared dividends of $1.13 per share. We also expect to invest $2.3 billion in expansion projects and contributions to joint ventures, or discretionary capital expenditures, during 2024.

The expectations for 2024 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.  Please read “Information Regarding Forward-Looking Statements” at the beginning of this report and Item 1A. “Risk Factors” for more information.

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

For a summary of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements and the following discussion for further information regarding critical accounting estimates and assumptions used in the preparation of our financial statements. For discussion on our hedging activities and related sensitivities to our estimates, see Note 14 “Risk Management” to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” respectively.

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

For more information on our impairments and significant estimates and assumptions used in our impairment evaluations, see Note 4 “Losses and Gains on Divestitures, Impairments and Other Write-downs.”

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

Actual results may differ from the assumptions included in these calculations, and as a result, our estimates associated with our pension and OPEB obligations can be, and have been revised in subsequent periods. The income statement impact of the changes in the assumptions on our related benefit obligations are deferred and amortized into income over either the period of expected future service of active participants, or over the expected future lives of inactive plan participants.

The following sensitivity analysis shows the estimated impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and OPEB plans for the year ended December 31, 2023:

	Pension Benefits		OPEB
	Net benefit cost (credit)	Funded status	Net benefit cost (credit)	Funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(9)	$133	$—	$10
Expected return on plan assets	(17)	—	(3)	—
Rate of compensation increase	2	(10)	—	—

One percent decrease in:
Discount rates	11	(155)	—	(11)
Expected return on plan assets	17	—	3	—
Rate of compensation increase	(2)	9	—	—
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

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses, including amortization of excess cost of equity investments, (EBDA) (as presented in Note 16 “Reportable Segments”) along with the non-GAAP financial measures of Adjusted Net income attributable to Common Stock, and distributable cash flow (DCF), both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted Net income attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the years ended December 31, 2023 and 2022 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 16 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the years ended December 31, 2023 and 2022, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Year Ended December 31,
	2023	2022

Certain Items
Fair value amortization	$—	$(15)
Legal, environmental and other reserves	—	51
Change in fair value of derivative contracts(a)	(126)	57
Loss on impairment	67	—
Income tax Certain Items(b)	33	(37)
Other(c)	45	32
Total Certain Items(d)(e)	$19	$88
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)2023 amount represents pension cost adjustments related to settlements made by our pension plans.
(d)2023 and 2022 amounts include the following amounts reported within “Earnings from equity investments” on the accompanying consolidated statements of income: (i) none and $1 million, respectively, included within “Change in fair value of derivative contracts” and (ii) $67 million, for the 2023 period only, included within “Loss on impairment” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 4 “Losses and Gains on Divestitures, Impairments and Other Write-downs—Impairments—Investments”).
(e)2023 and 2022 amounts include, in the aggregate, $(7) million and $(11) million, respectively, included within “Interest, net” on the accompanying consolidated statements of income which consist of none and $(15) million, respectively, of “Fair value amortization” and $(7) million and $4 million, respectively, of “Change in fair value of derivative contracts.”

Adjusted Net Income Attributable to Kinder Morgan, Inc.

Adjusted Net Income Attributable to Kinder Morgan, Inc. (previously referred to as “Adjusted Earnings”) is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Net Income Attributable to Kinder Morgan, Inc. is used by us, investors and other external users of our financial statements as a supplemental measure that provides decision-useful information regarding our period-over-period performance and ability to generate earnings that are core to our ongoing operations. We believe the GAAP measure most directly comparable to Adjusted Net Income Attributable to Kinder Morgan, Inc. is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.”

Adjusted Net Income Attributable to Common Stock and Adjusted EPS

Adjusted Net Income Attributable to Common Stock is calculated by adjusting Net income attributable to Kinder Morgan, Inc., the most comparable GAAP measure, for Certain Items, and further for net income allocated to participating securities and adjusted net income in excess of distributions for participating securities. We are adopting Adjusted Net Income Attributable to

Common Stock because we believe it allows for calculation of adjusted earnings per share (Adjusted EPS) on the most comparable basis with earnings per share, the most comparable GAAP measure to Adjusted EPS. Adjusted EPS is calculated as Adjusted Net Income Attributable to Common Stock divided by our weighted average shares outstanding. Adjusted EPS applies the same two-class method used in arriving at basic earnings per share. Adjusted EPS is used by us, investors and other external users of our financial statements as a per-share supplemental measure that provides decision-useful information regarding our period-over-period performance and ability to generate earnings that are core to our ongoing operations. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” below.

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

Net Debt

Net Debt is calculated, based on amounts as of December 31, 2023, by subtracting the following amounts from our debt balance of $32,116 million: (i) cash and cash equivalents of $83 million; (ii) debt fair value adjustments of $187 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $9 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Year Ended December 31,
	2023	2022	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$15,334	$19,200	$(3,866)	(20)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(4,938)	(9,255)	4,317	47%
Operations and maintenance	(2,807)	(2,655)	(152)	(6)%
DD&A	(2,250)	(2,186)	(64)	(3)%
General and administrative	(668)	(637)	(31)	(5)%
Taxes, other than income taxes	(421)	(441)	20	5%
Gain on divestitures and impairments, net	15	32	(17)	(53)%
Other (expense) income, net	(2)	7	(9)	(129)%
Total Operating Costs, Expenses and Other	(11,071)	(15,135)	4,064	27%
Operating Income	4,263	4,065	198	5%
Other Income (Expense)
Earnings from equity investments	838	803	35	4%
Amortization of excess cost of equity investments	(66)	(75)	9	12%
Interest, net	(1,797)	(1,513)	(284)	(19)%
Other, net	(37)	55	(92)	(167)%
Total Other Expense	(1,062)	(730)	(332)	(45)%
Income Before Income Taxes	3,201	3,335	(134)	(4)%
Income Tax Expense	(715)	(710)	(5)	(1)%
Net Income	2,486	2,625	(139)	(5)%
Net Income Attributable to Noncontrolling Interests	(95)	(77)	(18)	(23)%
Net Income Attributable to Kinder Morgan, Inc.	$2,391	$2,548	$(157)	(6)%
Basic and diluted earnings per share	$1.06	$1.12	$(0.06)	(5)%
Basic and diluted weighted average shares outstanding	2,234	2,258	(24)	(1)%
Declared dividends per share	$1.13	$1.11	$0.02	2%
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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable years ended 2023 and 2022:

Revenues

Revenues decreased $3,866 million in 2023 compared to 2022. The decrease was primarily due to lower natural gas sales of $3,616 million and lower product sales of $1,029 million driven primarily by lower commodity prices partially offset by the impact of derivative contracts used to hedge commodity sales of $532 million, which includes both realized and unrealized gains and losses from derivatives. These decreases in revenues were offset by corresponding decreases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of Sales

Costs of sales decreased $4,317 million in 2023 compared to 2022. The decrease was primarily due to lower costs of sales for natural gas of $3,587 million and for products of $622 million driven primarily by lower commodity prices. Costs of sales was further reduced by $73 million for the impacts of derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives.

Operations and Maintenance

Operations and maintenance increased $152 million in 2023 compared to 2022. The increase was primarily driven by higher labor and other expenses, including integrity costs and services, fuel costs and materials and supplies, related to greater activity levels and inflation, partially offset by lower legal costs due to a legal reserve established in the 2022 period associated with the EPNG pipeline rupture.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $284 million in 2023 compared to 2022. The increase was primarily due to higher interest rates associated with fixed-to-floating interest rate swaps.

Other, net

Other, net changed $92 million in 2023 compared to 2022. The unfavorable change was primarily due to increased pension costs resulting from higher interest rates, declining pension asset performance and adjustments related to settlements made by our pension plans partially offset by a payment made in the 2022 period associated with the bankruptcy settlement involving our former equity investee, Ruby.

Non-GAAP Financial Measures

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.

	Year Ended December 31,
	2023	2022
	(In millions, except per share amounts)
Net income attributable to Kinder Morgan, Inc.	$2,391	$2,548
Certain Items(a)
Fair value amortization	—	(15)
Legal, environmental and other reserves	—	51
Change in fair value of derivative contracts	(126)	57
Loss on impairment	67	—
Income tax Certain Items	33	(37)
Other	45	32
Total Certain Items	19	88
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,410	$2,636

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$2,391	$2,548
Total Certain Items(b)	19	88
Net income allocated to participating securities(c)	(14)	(13)
Other(d)	—	(1)
Adjusted Net Income Attributable to Common Stock	$2,396	$2,622

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF
Net income attributable to Kinder Morgan, Inc.	$2,391	$2,548
Total Certain Items(b)	19	88
DD&A	2,250	2,186
Amortization of excess cost of equity investments	66	75
Income tax expense(e)	682	747
Cash taxes	(11)	(13)
Sustaining capital expenditures	(868)	(761)
Amounts from joint ventures
Unconsolidated joint venture DD&A	323	323
Remove consolidated joint venture partners’ DD&A	(63)	(50)
Unconsolidated joint venture income tax expense(f)(g)	89	75
Unconsolidated joint venture cash taxes(f)	(76)	(70)
Unconsolidated joint venture sustaining capital expenditures	(163)	(148)
Remove consolidated joint venture partners’ sustaining capital expenditures	9	8
Other items(h)	67	(38)
DCF	$4,715	$4,970

Adjusted EPS	$1.07	$1.16
Weighted average shares outstanding for dividends(i)	2,247	2,271
DCF per share	$2.10	$2.19
Declared dividends per share	$1.13	$1.11
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.

(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” for a detailed listing.
(c)Net income allocated to common stock and participating securities is based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings, as applicable.
(d)Adjusted net income in excess of distributions for participating securities.
(e)To avoid duplication, adjustments for income tax expense for 2023 and 2022 exclude $33 million and $(37) million, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(f)Associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.
(g)Includes the tax provision on Certain Items recognized by the investees that are taxable entities. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(h)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(i)Includes restricted stock awards that participate in dividends.

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA

	Year Ended December 31,
	2023	2022
	(In millions)
Net income attributable to Kinder Morgan, Inc.	$2,391	$2,548
Certain Items(a)
Fair value amortization	—	(15)
Legal, environmental and other reserves	—	51
Change in fair value of derivative contracts	(126)	57
Loss on impairment	67	—
Income tax Certain Items	33	(37)
Other	45	32
Total Certain Items	19	88
DD&A	2,250	2,186
Amortization of excess cost of equity investments	66	75
Income tax expense(b)	682	747
Interest, net(c)	1,804	1,524
Amounts from joint ventures
Unconsolidated joint venture DD&A	323	323
Remove consolidated joint venture partners’ DD&A	(63)	(50)
Unconsolidated joint venture income tax expense(d)	89	75
Adjusted EBITDA	$7,561	$7,516
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, adjustments for income tax expense for 2023 and 2022 exclude $33 million and $(37) million, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, adjustments for interest, net for 2023 and 2022 exclude $(7) million and $(11) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Year Ended December 31,
	2023	2022
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,410	$2,636
DCF	4,715	4,970
Adjusted EBITDA	7,561	7,516

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$(226)
DCF	$(255)
Adjusted EBITDA	$45

Adjusted Net Income Attributable to Kinder Morgan, Inc. decreased $226 million in 2023 compared to 2022. The decrease was primarily driven by higher interest expense. Higher interest expense also affected DCF. The $255 million decrease in DCF in 2023 compared to 2022 was further impacted by an increase in sustaining capital expenditures. Adjusted EBITDA increased $45 million in 2023 compared to 2022. The increase was due to favorable margins from settled derivatives on our Natural Gas Pipeline business segment partially offset by overall lower commodity prices across our business segments.

General and Administrative and Corporate Charges

	Year Ended December 31,
	2023	2022
	(In millions)
General and administrative	$(668)	$(637)
Corporate (charges) benefit, net	(91)	44
Certain Items	45	6
General and administrative and corporate charges	$(714)	$(587)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(31)
Corporate (charges) benefit, net	(135)
Total	$(166)

General and administrative expenses increased $31 million and corporate (charges) benefit increased $135 million in 2023 compared to 2022. The combined changes were primarily due to higher pension costs of $95 million resulting from higher interest rates and declining pension asset performance, and higher labor and benefit-related costs of $39 million. In addition, the combined changes include the impact of increased pension costs of $45 million in 2023 related to settlements made by our pension plans and increased costs of $6 million in 2022 associated with the Ruby bankruptcy, which we treated as Certain Items.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Year Ended December 31,
	2023	2022
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$5,282	$4,801
Certain Items(b)
Legal, environmental and other reserves	—	51
Change in fair value of derivative contracts	(122)	64
Other	—	26
Natural Gas Pipelines Adjusted Segment EBDA	$5,160	$4,942

Products Pipelines Segment EBDA	$1,062	$1,107
Certain Items(b)
Change in fair value of derivative contracts	(1)	—
Loss on impairment	67	—
Products Pipelines Adjusted Segment EBDA	$1,128	$1,107

Terminals Segment EBDA	$1,040	$975

CO2 Segment EBDA	$689	$819
Certain Items(b)
Change in fair value of derivative contracts	4	(11)
CO2 Adjusted Segment EBDA	$693	$808
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures and impairments, net, other (expense) income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Year Ended December 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$9,168	$12,686
Costs of sales	(3,258)	(7,171)
Other operating expenses	(1,442)	(1,391)
Gain on divestitures and impairments, net	10	10
Other income	2	3
Earnings from equity investments	776	683
Other, net	26	(19)
Segment EBDA	5,282	4,801
Certain Items:
Legal, environmental and other reserves	—	51
Change in fair value of derivative contracts	(122)	64
Other	—	26
Certain Items(a)	(122)	141
Adjusted Segment EBDA	$5,160	$4,942

Change from prior period	Increase/(Decrease)
Segment EBDA	$481
Adjusted Segment EBDA	$218

Volumetric data(b)
Transport volumes (BBtu/d)	40,282	38,657
Sales volumes (BBtu/d)	2,346	2,482
Gathering volumes (BBtu/d)	3,562	2,994
NGLs (MBbl/d)	34	30
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 and 2022 Certain Items of (i) $(122) million and $63 million, respectively, are associated with our Midstream business; (ii) none and $1 million, respectively, are associated with our East business; and (iii) none and $77 million, respectively, are associated with our West business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Year Ended December 31,
	2023	2022	increase/(decrease)
	(In millions)
Midstream	$1,697	$1,441	$256
East	2,637	2,502	135
West	948	858	90
Total Natural Gas Pipelines	$5,282	$4,801	$481

The changes in Natural Gas Pipelines Segment EBDA in the comparable years of 2023 and 2022 are explained by the following discussion:
•The $256 million (18%) increase in Midstream was affected by decreases in revenues and costs of sales related to the mark-to-market impacts of non-cash unrealized derivative contracts used to hedge forecasted commodity sales and purchases, which we treated as Certain Items.

In addition, Midstream was favorably impacted by (i) higher earnings on our Texas intrastate natural gas pipeline operations resulting from increased sales margins, which were largely driven by realized gains on sales hedges but reduced by lower commodity prices and sales volumes, and from lower pipeline integrity costs; (ii) higher earnings from our Hiland Midstream systems primarily due to higher services fees resulting from higher volumes and rates; and (iii) higher earnings on our KinderHawk assets driven by increased volumes partly reduced by higher operating expenses. These were partially offset by (i) lower service fee revenues as a result of renegotiated contracts at lower rates on our South Texas assets; and (ii) lower commodity sales margin driven primarily by lower volumes on our Oklahoma assets.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•The $135 million (5%) increase in East was primarily due to (i) higher equity earnings from Midcontinent Express Pipeline LLC, driven by favorable pricing on new customer contracts entered into in the later part of 2022; (ii) higher revenues on our Stagecoach assets as a result of increased demand for its services and favorable pricing; (iii) higher revenues on TGP due to increased rates on capacity sales, increased demand for its services, favorable pricing on services and an expansion project that went into service in November 2023 partially offset by higher pipeline maintenance costs.

•The $90 million (10%) increase in West was primarily due to higher earnings from EPNG due to (i) increased revenues from favorable pricing on its services and the return of a pipeline segment to service in February 2023 and (ii) an increase in gas sales margin, partially offset by (i) increased pipeline integrity costs on EPNG and (ii) lower revenues from Cheyenne Plains Gas Pipeline Company, L.L.C. and Wyoming Interstate Company, L.L.C., principally resulting from contract expirations in December 2022.

In addition, the West was affected by costs associated with the EPNG pipeline rupture and related litigation reserve and a payment associated with the bankruptcy settlement involving our former equity investee, Ruby, for the 2022 period only, which we treated as Certain Items.

Products Pipelines

	Year Ended December 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$3,066	$3,418
Costs of sales	(1,588)	(1,972)
Other operating expenses	(436)	(419)
Gain on divestitures and impairments, net	—	12
Other expense	(4)	—
Earnings from equity investments	23	68
Other, net	1	—
Segment EBDA	1,062	1,107
Certain Items:
Change in fair value of derivative contracts	(1)	—
Loss on impairment	67	—
Certain Items(a)	66	—
Adjusted Segment EBDA	$1,128	$1,107

Change from prior period	Increase/(Decrease)
Segment EBDA	$(45)
Adjusted Segment EBDA	$21

Volumetric data(b)
Gasoline(c)	980	978
Diesel fuel	351	367
Jet fuel	285	264
Total refined product volumes	1,616	1,609
Crude and condensate	483	471
Total delivery volumes (MBbl/d)	2,099	2,080
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 and 2022 Certain Items of (i) $(1) million and none, respectively, are associated with our Southeast Refined Products business and (ii) $67 million and none, respectively, are associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Year Ended December 31,
	2023	2022	increase/(decrease)
	(In millions)
Crude and Condensate	$265	$331	$(66)
Southeast Refined Products	278	265	13
West Coast Refined Products	519	511	8
Total Products Pipelines	$1,062	$1,107	$(45)

The changes in Products Pipelines Segment EBDA in the comparable years of 2023 and 2022 are explained by the following discussion:
•The $66 million (20%) decrease in Crude and Condensate was affected by a decrease of $67 million to equity earnings for a non-cash impairment related to our investment in Double Eagle Pipeline LLC, which we treated as a Certain Item.

In addition, Crude and Condensate was impacted by (i) higher earnings from our Bakken assets due primarily to higher volumes and gathering rates and lower operating costs driven by favorable net changes in product gains and losses partially offset by unfavorable product pricing and (ii) an increase in equity earnings, excluding the impairment discussed above, from Double Eagle Pipeline LLC due to an increase in volumes and deficiency revenues, offset by lower earnings from Kinder Morgan Crude & Condensate pipeline driven primarily by a decrease in revenues as a result of re-contracting at lower rates and lower deficiency revenues. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased commodity pricing and volumes.

•The $13 million (5%) increase in Southeast Refined Products was driven by (i) an increase in equity earnings from Products (SE) Pipe Line primarily due to increased revenues driven by higher rates, volumes and blending activities partially offset by unfavorable net changes in product gains and losses and (ii) higher revenues on Central Florida Pipeline LLC due to higher volumes and rates partially offset by lower earnings at our Transmix processing operations primarily due to unfavorable product pricing.

•The $8 million (2%) increase in West Coast Refined Products was impacted by increased revenues from our Pacific operations as a result of renewable diesel growth projects and higher rates partially offset by higher operating costs driven by unfavorable net changes in product gains and losses, higher fuel rates, and increased labor costs and increased revenues from Calnev Pipe Line LLC driven by higher rates partially offset by a gain on sale of land in the 2022 period.

Terminals

	Year Ended December 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$1,917	$1,792
Costs of sales	(33)	(26)
Other operating expenses	(863)	(827)
Gain on divestitures and impairments, net	1	9
Other income	1	5
Earnings from equity investments	9	14
Other, net	8	8
Segment EBDA	$1,040	$975

Change from prior period	Increase/(Decrease)
Segment EBDA	$65

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.7	78.2
Liquids utilization %(b)	93.6%	91.3%
Bulk transload tonnage (MMtons)	53.3	53.2
(a)Volumes for facilities divested, idled, and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to liquids leasable capacity.

The groupings for our Terminals business segment have been updated from previous periods to reflect a more condensed presentation of Terminals Segment EBDA. For purposes of the following tables and related discussions, the results of operations of our terminals are reclassified for all periods presented from the historical business grouping. Terminals held for sale or divested, including any associated gain or loss on sale, are included within the Other group.

Below are the changes in Terminals Segment EBDA:

	Year Ended December 31,
	2023	2022	increase/(decrease)
	(In millions)
Jones Act tankers	$177	$146	$31
Liquids	601	573	28
Bulk	256	243	13
Other	6	13	(7)
Total Terminals	$1,040	$975	$65

The changes in Terminals Segment EBDA in the comparable years of 2023 and 2022 are explained by the following discussion:
•The $31 million (21%) increase in Jones Act tankers was primarily due to higher average charter rates.

•The $28 million (5%) increase in Liquids was primarily due to increased revenues associated with contributions from expansion projects, contractual rate escalations, re-contracting at higher rates and increased utilization partially offset by higher labor and maintenance expense.

•The $13 million (5%) increase in Bulk was primarily due to higher revenues associated with contributions from expansion projects, contractual rate escalations, higher volumes for petroleum coke and higher volumes and ancillaries for steel handling activities partially offset by reduced revenues from coal handling activities and higher labor and other operating expenses.

CO2

	Year Ended December 31,
	2023	2022
	(In millions, except operating statistics)
Revenues	$1,209	$1,334
Costs of sales	(77)	(109)
Other operating expenses	(473)	(445)
Gain on divestitures and impairments, net	1	1
Other expense	(1)	—
Earnings from equity investments	30	38
Segment EBDA	689	819
Certain Items:
Change in fair value of derivative contracts	4	(11)
Certain Items(a)	4	(11)
Adjusted Segment EBDA	$693	$808

Change from prior period	Increase/(Decrease)
Segment EBDA	$(130)
Adjusted Segment EBDA	$(115)

Volumetric data(b)
SACROC oil production(c)	20.22	20.29
Yates oil production	6.63	6.52
Other	2.32	2.75
Total oil production, net (MBbl/d)(d)	29.17	29.56
NGL sales volumes, net (MBbl/d)(d)	8.97	9.40
CO2 sales volumes, net (Bcf/d)	0.336	0.358
RNG sales volumes (BBtu/d)	6	3
Realized weighted average oil price ($ per Bbl)	$67.42	$66.78
Realized weighted average NGL price ($ per Bbl)	$30.84	$39.59
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
(c)Includes volumetric data for Diamond M.
(d)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Year Ended December 31,
	2023	2022	increase/(decrease)
	(In millions)
Oil and Gas Producing activities	$473	$553	$(80)
Source and Transportation activities	187	247	(60)
Subtotal	660	800	(140)
Energy Transition Ventures activities	29	19	10
Total CO2	$689	$819	$(130)
The changes in CO2 Segment EBDA in the comparable years of 2023 and 2022 are explained by the following discussion:
•The $80 million (14%) decrease in Oil and Gas Producing activities was impacted by decreases in revenues related to lower realized NGL prices and lower volumes, lower crude oil volumes and higher operating expenses partially offset by higher realized crude oil prices.

In addition, Oil and Gas Producing activities was affected by unfavorable changes in revenues related to the mark-to-market impacts of non-cash unrealized derivative hedge contracts, which we treated as Certain Items.

•The $60 million (24%) decrease in Source and Transportation activities was primarily due to lower revenues related to lower CO2 sales prices and volumes.

•The $10 million (53%) increase in Energy Transition Ventures activities was primarily driven by three additional plants placed into service during 2023 leading to higher RNG margins as a result of higher volumes, partially offset by higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of December 31, 2023.

	2024	2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$65.27	$63.91	$65.16	$64.38	$61.40
Volume (MBbl/d)	21.00	12.85	8.60	3.60	0.10
NGLs
Price ($ per Bbl)	$51.58
Volume (MBbl/d)	3.20
(a)Includes West Texas Intermediate hedges.

Liquidity and Capital Resources

General

As of December 31, 2023, we had $83 million of “Cash and cash equivalents,” a decrease of $662 million from December 31, 2022. Additionally, as of December 31, 2023, we had borrowing capacity of approximately $1.4 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $6,491 million and $4,967 million in 2023 and 2022, respectively. The year-to-year increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations.

Our Board declared a quarterly dividend of $0.2825 per share for the fourth quarter of 2023, consistent with previous quarters in 2023. The total of the dividends declared for 2023 of $1.13 represents a 2% increase over total dividends declared for 2022.

We financed our fourth quarter acquisition of STX Midstream using commercial paper borrowings.

On January 31, 2023, we issued in a registered offering, $1,500 million aggregate principal amount of 5.20% senior notes due 2033 for net proceeds of $1,485 million, which were used to repay short-term borrowings, maturing debt and for general corporate purposes.

During the year ended December 31, 2023, upon maturity, we repaid our 3.15% senior notes, our floating rate senior notes, our 3.45% senior notes, our 3.50% senior notes and our 5.625% senior notes.

On February 1, 2024, we issued in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 for combined net proceeds of $2,230 million, which were used to repay short-term borrowings, fund maturing debt and for general corporate purposes.

Short-term Liquidity

As of December 31, 2023, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $1.4 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of December 31, 2023, our $4,049 million of short-term debt consisted primarily of commercial paper borrowings and senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2022 was $3,385 million.

We had working capital (defined as current assets less current liabilities) deficits of $4,679 million and $3,127 million as of December 31, 2023 and 2022, respectively. The overall $1,552 million unfavorable change from year-end 2022 was primarily due to (i) a $664 million increase in current debt, primarily related to commercial paper borrowings used to fund our acquisition of STX Midstream; (ii) a $662 million decrease in cash and cash equivalents, resulting from using cash on hand as of December 31, 2022 to repay a portion of our senior notes that matured in the first quarter of 2023 partially offset by a decrease in current maturities of senior notes; (iii) a $174 million net unfavorable change in our accounts receivables and payables; (iv) a $109 million decrease in inventories, primarily products inventories; and (v) a $97 million decrease in other current assets, primarily in exchange gas receivables and regulatory assets; partially offset by favorable net short-term fair value adjustments of $155 million on derivative contract assets and liabilities in 2023. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

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

The following table represents our debt ratings as of December 31, 2023.

Rating agency	Short-term rating	Long-term rating	Outlook
Standard and Poor’s	A-2	BBB	Stable
Moody’s Investor Services	Prime-2	Baa2	Stable
Fitch Ratings, Inc.	F2	BBB	Stable

Long-term Financing

Our equity consists of Class P common stock with a par value of $0.01 per share. We do not expect to need to access the equity capital markets to fund our discretionary capital investments for the foreseeable future. See also “—Dividends and Stock Buy-back Program” below for additional discussion related to our dividends and stock buy-back program.

From time to time, we issue long-term debt securities, often referred to as senior notes.  Our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium.  In addition, from time to time, our subsidiaries issue long-term debt securities. Furthermore, we and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein each party guarantees each other party’s debt. See “—Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries.” As of December 31, 2023 and 2022, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $27,880 million and $28,288 million, respectively.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of December 31, 2023 and 2022, approximately $8,253 million (26%) and $6,314 million (20%), respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable-rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The December 31, 2023 amount includes $1,989 million of commercial paper notes. The percentage at December 31, 2022 includes $1,250 million of variable-to-fixed interest rate derivative contracts which expired in December 2023.

For additional information about our outstanding senior notes and debt-related transactions in 2023, see Note 9 “Debt” to our consolidated financial statements.  For information about our interest rate risk, see Note 14 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

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

Budgeting of maintenance capital expenditures, which we refer to as sustaining capital expenditures, is done annually on a bottom-up basis. For each of our assets, we budget for and make those sustaining capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional sustaining capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures generally occurs periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Assets comprising expansion capital projects could result in additional sustaining capital expenditures over time. The need for sustaining capital expenditures in respect of newly constructed assets tends to be minimal but tends to increase over time as such assets age and experience wear and tear. Regardless of whether assets result from sustaining or expansion capital expenditures, once completed, the addition of such assets to our depreciable asset base will impact our calculation of depreciation, depletion and amortization over the remaining useful lives of the impacted or resulting assets.

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

Our capital expenditures for the year ended December 31, 2023, and the amount we expect to spend for 2024 to sustain our assets and expand our business are as follows:

	2023	Expected 2024
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$868	$990
Expansion capital expenditures	1,594	2,086
Accrued capital expenditures, contractor retainage and other	(145)	—
Capital expenditures	$2,317	$3,076
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$163	$192
Investments in unconsolidated joint ventures(b)	238	214
Less: Consolidated joint venture partners’ sustaining capital expenditures	(9)	(11)
Less: Consolidated joint venture partners’ expansion capital expenditures	(20)	(24)
Acquisitions	1,843	—
Accrued capital expenditures, contractor retainage and other	145	—
Total capital investments	$4,677	$3,447
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	2023	Expected 2024
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$868	$990
Sustaining capital expenditures of unconsolidated joint ventures(a)	163	192
Less: Consolidated joint venture partners’ sustaining capital expenditures	(9)	(11)
Total sustaining capital investments	1,022	1,171
Expansion capital investments
Capital expenditures for property, plant and equipment	1,594	2,086
Investments in unconsolidated joint ventures(b)	238	214
Less: Consolidated joint venture partners’ expansion capital expenditures	(20)	(24)
Acquisitions	1,843	—
Total expansion capital investments	3,655	2,276
Total capital investments	$4,677	$3,447
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Impact of Regulation

The trend toward increasingly stringent regulations creates uncertainty regarding our capital and operating expenditure requirements over the longer term. For example, on June 5, 2023, the EPA’s final rule known as the “Good Neighbor Plan” (the Plan) was published in the federal register. As a precursor to the Plan, the EPA disapproved 21 SIPs and found that two other states had failed to submit SIPs under the interstate transport (good neighbor) provisions of the Clean Air Act for the 2015 Ozone NAAQS. The Plan imposes prescriptive emission standards for several sectors, including new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA subsequently proposed to disapprove five additional state SIPs and apply the Plan or portions of the Plan to sources in those states, including one state that would affect our operations.

Multiple legal challenges have already been filed, including by us. See Note 18, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. While we are unable to predict whether any legal challenges will result in changes to the Plan or how those changes, if any, would impact us, we believe that the EPA’s disapprovals of the SIPs were improper, that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. Several states in which we have affected assets, including Arkansas, Kentucky, Louisiana, Mississippi, Missouri, Oklahoma and Texas, have appealed the EPA’s disapprovals of SIPs and requested stays pending appeal. The criteria for a stay pending appeal include a requirement that the applicant show likelihood of success on the merits. Stays pending appeal have been granted with respect to the EPA’s disapprovals of SIPs submitted by Alabama, Arkansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Nevada, Oklahoma Texas, Utah and West Virginia meaning that (for as long as the stays remain in place) the EPA no longer has a legal basis to enforce the Plan in these states. In response to those stays, on July 31, 2023, and September 29, 2023, the EPA published interim final rules acknowledging that the Plan requirements in those states were suspended and indicating that the Plan compliance deadlines in those states may be extended. The guidance afforded by the EPA in the interim final rules is uncertain so we have filed petitions seeking review of the interim final rules. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. The Plan would require that all impacted engines meet the stringent emission limits by May 1, 2026 unless compliance schedule extensions are granted by the EPA, which would need to be supported by us and approved by the EPA on an engine-by-engine basis. If the Plan were to remain in effect in its current form (including full compliance by its May 1, 2026 compliance deadline, and assuming failure of all pending challenges to SIP disapprovals and no successful challenge to the Plan), we currently estimate that it would have a material impact on us, including estimated costs necessary to comply with the Plan ranging from $1.5 billion to $1.8 billion (including costs for joint ventures that we operate, net to our interests in such joint ventures), potential shortages of equipment resulting in our inability to comply with the Plan, and operational disruptions. However, impacts are difficult to predict, given the extensive pending litigation. The outcomes of these numerous lawsuits may significantly decrease our exposure. For example, our currently estimated costs necessary to comply with the Plan associated with states that have not been granted stays with respect to the EPA’s disapproval of their SIPs range from $200 million to $300 million. However, successful challenges to the Plan would impact all affected states. In addition, we would seek to mitigate the impacts and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

Contractual Obligations and Commercial Commitments

The table below provides a summary of our material cash requirements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$31,929	$4,049	$2,668	$2,773	$22,439
Interest payments(b)	20,362	1,573	2,933	2,717	13,139
Lease obligations(c)	366	67	96	58	145
Pension and OPEB plans(d)	457	64	28	25	340
Transportation, volume and storage agreements(e)	660	158	266	116	120
Other obligations(f)	297	84	81	31	101
Total	$54,071	$5,995	$6,072	$5,720	$36,284
Other commercial commitments:
Standby letters of credit(g)	$157	$85	$72
Capital expenditures(h)	$469	$469
(a)See Note 9 “Debt” to our consolidated financial statements.
(b)Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2023.
(c)Represents commitments pursuant to the terms of operating lease agreements as of December 31, 2023.
(d)Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and OPEB plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected contributions in 2024 and estimated benefit payments for underfunded plans in the other years.
(e)Primarily represents transportation agreements of $310 million, storage agreements for capacity of $189 million and NGL volume agreements of $109 million.
(f)Primarily includes (i) rights-of-way obligations; and (ii) environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These environmental liabilities are included within “Other current liabilities” and “Other long-term liabilities and deferred credits” in our consolidated balance sheet as of December 31, 2023.
(g)The $157 million in letters of credit outstanding as of December 31, 2023 consisted of the following (i) $51 million under six letters of credit for insurance purposes; (ii) a $46 million letter of credit supporting our International Marine Terminals Partnership Plaquemines Bond; (iii) a $24 million letter of credit supporting our Kinder Morgan Operating LLC “B” tax-exempt bonds; and (iv) a combined $36 million in thirty-four letters of credit supporting environmental and other obligations of us and our subsidiaries.
(h)Represents commitments for the purchase of plant, property and equipment as of December 31, 2023.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2023 and 2022.

	Year Ended December 31,
	2023	2022	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$6,491	$4,967	$1,524
Investing activities	(4,175)	(2,175)	(2,000)
Financing activities	(3,014)	(3,145)	131
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(698)	$(353)	$(345)

Operating Activities
$1,524 million more cash provided by operating activities in the comparable years of 2023 and 2022 is explained by the following discussion.
•an $894 million increase in cash related to changes in deferred revenues primarily driven by an $843 million prepayment received for certain fixed reservation charges under long-term transportation and terminaling contracts in the 2023 period. See Note 15 “Revenue Recognition” to our consolidated financial statements for further information regarding this prepayment; and
•an $896 million increase in cash associated with net changes in working capital items and other non-current assets and liabilities, excluding the change in deferred revenues discussed above. The increase was primarily driven by (i) the sale of natural gas inventories and higher settlements associated with commodity hedges in 2023, both related to gas in underground storage; (ii) lower litigation payments in the 2023 period compared with 2022; (iii) net favorable changes related to the timing of accounts receivable collections and trade payable payments, largely in our Natural Gas Pipelines business segment; and (iv) higher pension benefit expenses in 2023, which are netted against contribution payments, resulting from actuarial valuation adjustments and one-time pension cost adjustments related to settlements made by our pension plans.

Investing Activities

$2,000 million more cash used in investing activities in the comparable years of 2023 and 2022 is explained by the following discussion.
•a $1,355 million increase in expenditures for the acquisition of assets and investments, net of cash acquired, primarily driven by $1,829 million of net cash used for the acquisition of STX Midstream in 2023, compared with a combined $487 million of net cash used for our acquisitions of Mas Ranger, LLC and NANR in 2022; See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding these acquisitions; and
•a $696 million increase in capital expenditures primarily driven by the expansion projects in our Natural Gas Pipelines and Terminals business segments, partially offset by a decrease in expansion projects in our Products Pipelines business segment.

Financing Activities

$131 million less cash used in financing activities in the comparable years of 2023 and 2022 is explained by the following discussion.
•a $916 million net increase in cash related to debt activity as a result of net issuances in 2023 compared to net debt payments in 2022. Net debt issuances in 2023 were primarily driven by the utilization of borrowings under our credit facility to fund the STX Midstream acquisition; partially offset by,
•a decrease of $557 million in cash due to net proceeds received from the sale of a 25.5% ownership interest in ELC in 2022; and
•a $154 million increase in cash used for share repurchases under our share buy-back program.

Dividends and Stock Buy-back Program

The table below reflects the declaration of dividends of $1.13 per share for 2023:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2023	$0.2825	April 19, 2023	May 1, 2023	May 15, 2023
June 30, 2023	0.2825	July 19, 2023	July 31, 2023	August 15, 2023
September 30, 2023	0.2825	October 18, 2023	October 31, 2023	November 15, 2023
December 31, 2023	0.2825	January 17, 2024	January 31, 2024	February 15, 2024

We expect to continue to return additional value to our shareholders in 2024 through our previously announced dividend increase. We plan to increase our dividend by 2% to $1.15 per common share in 2024. On January 18, 2023, our Board approved an increase to our stock buy-back program from $2 billion to $3 billion. Since December 2017, in total, we have repurchased approximately 86 million shares of our Class P common stock under the program at an average price of $17.09 per share for $1,472 million, leaving a remaining capacity of approximately $1.5 billion. For information on our stock buy-back program, see Note 11 “Stockholders’ Equity” to our consolidated financial statements.

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—Risks Related to Ownership of Our Capital Stock—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” All of these matters will be taken into consideration by our Board when declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.11 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of December 31, 2023.”

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

Excluding fair value adjustments, as of December 31, 2023 and 2022, the Obligated Group had $31,167 million and $30,886 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

	December 31,
Summarized Combined Balance Sheet Information	2023	2022
	(In millions)
Current assets	$2,246	$3,514
Current assets - affiliates	760	618
Noncurrent assets	62,877	61,523
Noncurrent assets - affiliates	903	516
Total Assets	$66,786	$66,171

Current liabilities	$6,907	$6,612
Current liabilities - affiliates	734	707
Noncurrent liabilities	31,681	30,668
Noncurrent liabilities - affiliates	1,306	1,096
Total Liabilities	40,628	39,083
Kinder Morgan, Inc.’s stockholders’ equity	26,158	27,088
Total Liabilities and Stockholders’ Equity	$66,786	$66,171

Summarized Combined Income Statement Information	Year Ended December 31, 2023
(In millions)
Revenues	$14,131
Operating income	3,832
Net income	2,032

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

	As of December 31,
Commodity derivative	2023	2022
	(In millions)
Crude oil	$127	$157
Natural gas	28	49
NGL	4	5
Total	$159	$211

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

	December 31, 2023		December 31, 2022
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Fixed rate debt(b)	$30,063	$29,317	$31,474	$29,756

Variable rate debt	$2,053	$2,053	$314	$314
Notional principal amount of variable-to-fixed interest rate swap agreements(c)	—		(1,500)
Notional principal amount of fixed-to-variable interest rate swap agreements	6,200		7,500
Debt balances subject to variable interest rates(d)	$8,253		$6,314
(a)Fair values were determined using Level 2 inputs.
(b)A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2023 and 2022, would result in changes of approximately $1,889 million and $1,882 million, respectively, in the estimated fair values of these instruments.
(c)December 31, 2022 amount includes $1.25 billion that expired in December 2023.
(d)A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 58 and 48 basis points in 2023 and 2022, respectively) when applied to our outstanding balance of variable rate debt as of December 31, 2023 and 2022, including adjustments for the notional swap amounts described in the table above, would result in changes of approximately $48 million and $30 million, respectively.

As presented in the table above, we monitor the mix of fixed rate and variable rate debt obligations in light of changing market conditions and from time to time, may alter that mix by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements. As of December 31, 2023, including debt converted to variable rates through the use of interest rate swaps but excluding our debt fair value adjustments, approximately 26% of our debt balances were subject to variable interest rates.

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 14 “Risk Management” to our consolidated financial statements.

Foreign Currency Risk

As of December 31, 2023, we had a notional principal amount of $543 million of cross-currency swap agreements that effectively convert all of our fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates. These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

KINDER MORGAN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded STX Midstream from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Company in a purchase business combination during 2023. We have also excluded STX Midstream from our audit of internal control over financial reporting. STX Midstream’s total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting both represent less than 3% of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

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

Goodwill Impairment Assessment – Natural Gas Pipelines Regulated, Natural Gas Pipelines Non-Regulated, CO2, Products Pipelines, Products Pipelines Terminals, and Terminals Reporting Units

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated goodwill balance was $20.1 billion as of December 31, 2023, of which $20.0 billion relates to the Natural Gas Pipelines Regulated, Natural Gas Pipelines Non-Regulated, CO2, Products Pipelines, Products Pipelines Terminals, and Terminals reporting units (collectively, “the reporting units”). Management evaluates goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. Management estimated the fair value of the reporting units based on a market approach utilizing forecasted earnings before interest, income taxes, depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments (EBITDA), and the enterprise value to estimated EBITDA multiples of comparable companies for each reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted EBITDA and the enterprise value to estimated EBITDA multiples of comparable companies for each of the reporting units; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over developing the fair value estimate of the reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the market approach used by management; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted EBITDA and the enterprise value to estimated EBITDA multiples of comparable companies for each of the reporting units. Evaluating management’s assumptions related to forecasted EBITDA and the enterprise value to estimated EBITDA multiples of comparable companies for each of the reporting units involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the assumption related to the enterprise value to estimated EBITDA multiples of comparable companies for each of the reporting units.

Acquisition of STX Midstream – Valuation of Property, Plant and Equipment

As described in Note 3 to the consolidated financial statements, on December 28, 2023, the Company completed the acquisition of STX Midstream for a purchase price of $1.8 billion. This acquisition resulted in the recognition of $1.2 billion of property, plant and equipment (PP&E). For acquired businesses, the Company recognizes the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Management determined the fair value of PP&E utilizing a replacement cost approach. Determining the fair value of this item requires management judgment and the utilization of an independent valuation specialist and involves the use of significant estimates and assumptions. The significant assumption made in performing this valuation includes the replacement costs used to value PP&E.

The principal considerations for our determination that performing procedures relating to the valuation of PP&E acquired in the acquisition of STX Midstream is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the PP&E acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the replacement costs used to value the PP&E acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the PP&E acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the PP&E acquired; (iii) evaluating the appropriateness of the replacement cost approach used by management; (iv) testing the completeness and accuracy of underlying data used in the replacement cost approach; and (v) evaluating the reasonableness of the significant assumption used by management related to the replacement costs used to value the PP&E acquired. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the replacement cost approach and (ii) the reasonableness of the replacement costs assumption used to value the PP&E acquired.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 20, 2024

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Services	$8,371	$8,145	$7,757
Commodity sales	6,786	10,897	8,714
Other	177	158	139
Total Revenues	15,334	19,200	16,610
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	4,938	9,255	6,493
Operations and maintenance	2,807	2,655	2,368
Depreciation, depletion and amortization	2,250	2,186	2,135
General and administrative	668	637	655
Taxes, other than income taxes	421	441	426
(Gain) loss on divestitures and impairments, net (Note 4)	(15)	(32)	1,624
Other expense (income), net	2	(7)	(7)
Total Operating Costs, Expenses and Other	11,071	15,135	13,694
Operating Income	4,263	4,065	2,916
Other Income (Expense)
Earnings from equity investments	838	803	591
Amortization of excess cost of equity investments	(66)	(75)	(78)
Interest, net	(1,797)	(1,513)	(1,492)
Other, net (Note 3)	(37)	55	282
Total Other Expense	(1,062)	(730)	(697)
Income Before Income Taxes	3,201	3,335	2,219
Income Tax Expense	(715)	(710)	(369)
Net Income	2,486	2,625	1,850
Net Income Attributable to Noncontrolling Interests	(95)	(77)	(66)
Net Income Attributable to Kinder Morgan, Inc.	$2,391	$2,548	$1,784
Class P Common Stock
Basic and Diluted Earnings Per Share	$1.06	$1.12	$0.78
Basic and Diluted Weighted Average Shares Outstanding	2,234	2,258	2,266

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$2,486	$2,625	$1,850
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(47), $92, and $131, respectively)	155	(312)	(432)
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $12, $(95), and $(83), respectively)	(35)	320	273
Benefit plan adjustments (net of taxes of $(20), $(1), and $(47), respectively)	65	1	155
Total other comprehensive income (loss)	185	9	(4)
Comprehensive income	2,671	2,634	1,846
Comprehensive income attributable to noncontrolling interests	(95)	(77)	(66)
Comprehensive income attributable to KMI	$2,576	$2,557	$1,780

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$83	$745
Restricted deposits	13	49
Accounts receivable	1,588	1,840
Fair value of derivative contracts	126	231
Inventories	525	634
Other current assets	207	304
Total current assets	2,542	3,803
Property, plant and equipment, net	37,297	35,599
Investments	7,874	7,653
Goodwill	20,121	19,965
Other intangibles, net	1,957	1,809
Deferred charges and other assets	1,229	1,249
Total Assets	$71,020	$70,078
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$4,049	$3,385
Accounts payable	1,366	1,444
Accrued interest	513	515
Accrued taxes	272	264
Fair value of derivative contracts	205	465
Other current liabilities	816	857
Total current liabilities	7,221	6,930
Long-term liabilities and deferred credits
Long-term debt
Outstanding	27,880	28,288
Debt fair value adjustments	187	115
Total long-term debt	28,067	28,403
Deferred income taxes	1,388	623
Other long-term liabilities and deferred credits	2,615	2,008
Total long-term liabilities and deferred credits	32,070	31,034
Total Liabilities	39,291	37,964

Commitments and contingencies (Notes 9, 13, 17 and 18)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,219,729,644 and 2,247,681,626 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,190	41,673
Accumulated deficit	(10,689)	(10,551)
Accumulated other comprehensive loss	(217)	(402)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,306	30,742
Noncontrolling interests	1,423	1,372
Total Stockholders’ Equity	31,729	32,114
Total Liabilities and Stockholders’ Equity	$71,020	$70,078

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2023	2022	2021
Cash Flows From Operating Activities
Net income	$2,486	$2,625	$1,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,250	2,186	2,135
Deferred income taxes	710	692	355
Amortization of excess cost of equity investments	66	75	78
Change in fair market value of derivative contracts	(126)	56	20
(Gain) loss on divestitures and impairments, net (Note 4)	(15)	(32)	1,624
Gain on sale of interest in equity investment (Note 3)	—	—	(206)
Earnings from equity investments	(838)	(803)	(591)
Distributions of equity investment earnings	755	725	720
Pension contributions net of noncash pension benefit expenses	77	(50)	(39)
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable	301	(220)	(265)
Inventories	188	(183)	(202)
Other current assets	108	(51)	(109)
Accounts payable	(201)	161	387
Accrued interest, net of interest rate swaps	(13)	50	(17)
Other current liabilities	(58)	6	165
Change in deferred revenues (Note 15)	870	(24)	(28)
Rate reparations, refunds and other litigation reserve adjustments	(19)	(190)	(57)
Other, net	(50)	(56)	(112)
Net Cash Provided by Operating Activities	6,491	4,967	5,708
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired (Note 3)	(1,842)	(487)	(1,547)
Capital expenditures	(2,317)	(1,621)	(1,281)
Sales of property, plant and equipment, investments, and other net assets, net of removal costs	(28)	6	406
Contributions to investments	(212)	(229)	(38)
Distributions from equity investments in excess of cumulative earnings	228	156	163
Other, net	(4)	—	(8)
Net Cash Used in Investing Activities	(4,175)	(2,175)	(2,305)
Cash Flows From Financing Activities
Issuances of debt	7,590	9,058	5,959
Payments of debt	(7,356)	(9,735)	(6,831)
Debt issue costs	(20)	(25)	(27)
Dividends (Note 11)	(2,529)	(2,504)	(2,443)
Repurchases of shares (Note 11)	(522)	(368)	—
Proceeds from sale of noncontrolling interests (Note 3)	—	557	—
Contributions from noncontrolling interests	3	2	4
Distributions to investment partner	—	—	(82)
Distributions to noncontrolling interests	(151)	(116)	(20)
Other, net	(29)	(14)	(25)
Net Cash Used in Financing Activities	(3,014)	(3,145)	(3,465)
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	(698)	(353)	(62)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147	1,209
Cash, Cash Equivalents and Restricted Deposits, end of period	$96	$794	$1,147

KINDER MORGAN, INC. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2023	2022	2021
Cash and Cash Equivalents, beginning of period	$745	$1,140	$1,184
Restricted Deposits, beginning of period	49	7	25
Cash, Cash Equivalents and Restricted Deposits, beginning of period	794	1,147	1,209
Cash and Cash Equivalents, end of period	83	745	1,140
Restricted Deposits, end of period	13	49	7
Cash, Cash Equivalents and Restricted Deposits, end of period	96	794	1,147
Net Decrease in Cash, Cash Equivalents and Restricted Deposits	$(698)	$(353)	$(62)

Noncash Investing and Financing Activities
Assets contributed to equity investment	$16	$—	$—
Net increase in property, plant and equipment from both accruals and contractor retainage	120	72	74
ROU assets and operating lease obligations recognized (Note 17)	56	22	59
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,844	1,460	1,529
Cash paid during the period for income taxes, net	11	13	10

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2020	2,264	$23	$41,756	$(9,936)	$(407)	$31,436	$402	$31,838
Restricted shares	3		50			50		50
Net income				1,784		1,784	66	1,850
Dividends				(2,443)		(2,443)		(2,443)
Distributions						—	(20)	(20)
Contributions						—	4	4
Reclassification of redeemable noncontrolling interest						—	646	646
Other comprehensive loss					(4)	(4)		(4)
Balance at December 31, 2021	2,267	23	41,806	(10,595)	(411)	30,823	1,098	31,921
Impact of adoption of ASU 2020-06 (Note 11)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares	(21)	(1)	(367)			(368)		(368)
EP Trust I Preferred security conversions			1			1		1
Restricted shares	2		54			54		54
Net income				2,548		2,548	77	2,625
Dividends				(2,504)		(2,504)		(2,504)
Distributions						—	(116)	(116)
Contributions						—	2	2
Impact of change in ownership interest in subsidiary			190			190	311	501
Other comprehensive income					9	9		9
Balance at December 31, 2022	2,248	22	41,673	(10,551)	(402)	30,742	1,372	32,114
Repurchases of shares	(32)		(522)			(522)		(522)
Restricted shares	4		44			44		44
Net income				2,391		2,391	95	2,486
Dividends				(2,529)		(2,529)		(2,529)
Distributions						—	(151)	(151)
Contributions						—	3	3
Acquisition (Note 3)						—	104	104
Other			(5)			(5)		(5)
Other comprehensive income					185	185		185
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Our allowance for credit losses as of both December 31, 2023 and 2022 was $1 million and is included in “Other current assets” in our accompanying consolidated balance sheets.

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

The following table summarizes changes in the asset retirement obligations included in our accompanying consolidated balance sheets:

	December 31,
	2023	2022
	(In millions)
Balance at beginning of period	$204	$196
Accretion expense	12	12
New obligations	22	2
Settlements	(7)	(6)
Balance at end of period(a)	$231	$204
(a)Balances at both December 31, 2023 and 2022 include $3 million included within “Other current liabilities” on our accompanying consolidated balance sheets.

For certain assets, we currently cannot reasonably estimate the fair value of the asset retirement obligations because the associated assets have indeterminate lives. These assets include certain pipelines, processing plants and distribution facilities, and liquids and bulk terminal facilities. Based on the widespread use of hydrocarbons domestically and for international export, management expects supply and demand to exist for the foreseeable future. Therefore, the remaining useful lives of these assets are indeterminate due to prolonged expected demand. Additionally, these assets could also benefit from potential future conversion opportunities. For example, certain assets could be converted to transport, handle or store products other than traditional hydrocarbons. Under our integrity program, individual asset parts are replaced regularly. Although some of the individual asset parts may be replaced, the assets themselves may remain intact indefinitely. For these assets, an asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

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

We evaluate our equity method investments for other-than-temporary impairment. When an other-than-temporary impairment is recognized, the loss is recorded as a reduction in equity earnings.

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

We evaluate goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period.  For purposes of our May 31, 2023 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures. Generally, the evaluation of goodwill for impairment involves a quantitative test, although under certain circumstances an initial qualitative evaluation may be sufficient to conclude that goodwill is not impaired without conducting the quantitative test.

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

The following tables summarize our other intangible assets as of December 31, 2023 and 2022 and our amortization expense for the years ended December 31, 2023, 2022 and 2021:

	Weighted Average Amortization Period	December 31,
		2023	2022
	(Years)	(In millions)
Gross	11.3	$3,543	$3,382
Accumulated amortization		(1,586)	(1,573)
Net carrying amount		$1,957	$1,809

	December 31,
	2023	2022	2021
	(In millions)
Amortization expense	$202	$253	$237

Our estimated amortization expense for our intangible assets for each of the next five fiscal years is:

	2024	2025	2026	2027	2028
	(In millions)
Estimated amortization expenses	$198	$193	$191	$191	$190

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

Costs of Sales

Costs of sales primarily includes the cost to purchase energy commodities sold, including natural gas, crude oil, NGL and other refined petroleum products, adjusted for the effects of our energy commodity hedging activities, as applicable. Costs of our crude oil, gas and CO2 producing activities, such as those in our CO2 business segment, are not accounted for as costs of sales.

Operations and Maintenance

Operations and maintenance includes costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our crude oil, gas and CO2 producing activities included within operations and maintenance totaled $393 million, $367 million and $180 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Environmental Matters

We capitalize certain environmental expenditures required to obtain rights-of-way, regulatory approvals or permitting as part of the construction of facilities we use in our business operations. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs, such as after the completion of a feasibility study or commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable. We record at estimated fair value, where appropriate, environmental liabilities assumed in a business combination.

We routinely conduct reviews of potential environmental issues and claims that assist us in identifying environmental issues and estimating the costs and timing of remediation efforts. We also routinely adjust our environmental liabilities to reflect changes in previous estimates. In making environmental liability estimations, we consider the material effect of environmental compliance, pending legal actions against us, and potential third-party liability claims we may have against others. Often, as the remediation evaluation and effort progresses, additional information is obtained, requiring revisions to estimated costs.

Leases

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment including rail cars and large trucks, tanks, office equipment and land. Our leases have remaining lease terms of one to 47 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception or upon modification. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Redeemable Noncontrolling Interest

Through December 14, 2021, we had a redeemable noncontrolling interest which represented the interest in one of our consolidated subsidiaries, not owned by us, and which in certain limited circumstances, the partner had the right to relinquish its interest in the subsidiary. Distributions paid to the partner prior to that date were recorded as a reduction to the redeemable noncontrolling interest balance and included in “Distributions to investment partner” in our accompanying consolidated statement of cash flows. On December 14, 2021, the ownership agreement was modified such that the noncontrolling interest was no longer contingently redeemable, and the balance was reclassified to “Noncontrolling Interests.” Net income attributable to redeemable noncontrolling interest was $58 million for the year ended December 31, 2021 and is included in “Net Income Attributable to Noncontrolling Interests” in our accompanying consolidated statement of income.

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

Deferred income tax assets and liabilities are recognized for temporary differences between the basis of assets and liabilities for financial reporting and tax purposes. Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that all, or a portion, of a deferred tax asset will not be realized. While we have considered estimated future taxable income and prudent and feasible tax planning strategies in determining the amount of our valuation allowance, any change in the amount that we expect to ultimately realize will be included in income in the period in which such a determination is reached. Income tax effects are released from accumulated other comprehensive loss to retained earnings, when applicable, on an individual item basis as those items are reclassified into income.

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

Unrealized gains and losses associated with our derivative activities that affect income are reflected as “Change in fair market value of derivative contracts” within our accompanying consolidated statement of cash flows as a noncash add back to net income to arrive at cash flows from our derivative activities for the period. Net changes in our interest receivable and payable balances that represent accruals and periodic settlements of interest on our interest rate swaps are included within “Accrued interest, net of interest rate swaps” on our accompanying consolidated statement of cash flows.

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

The following table summarizes our regulatory asset and liability balances as of December 31, 2023 and 2022:

	December 31,
	2023	2022
	(In millions)
Current regulatory assets	$26	$73
Non-current regulatory assets	214	183
Total regulatory assets(a)	$240	$256

Current regulatory liabilities	$45	$50
Non-current regulatory liabilities	188	175
Total regulatory liabilities(b)	$233	$225
(a)Regulatory assets as of December 31, 2023 include (i) $100 million of unamortized losses on disposal of assets; (ii) $43 million income tax gross up on equity AFUDC; and (iii) $97 million of other assets, including amounts related to fuel tracker arrangements. Approximately $138 million of the regulatory assets, with a weighted average remaining recovery period of 10 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes; therefore, it does not earn a return.
(b)Regulatory liabilities as of December 31, 2023 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $104 million of the $188 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 13 years, while the remaining $84 million is not subject to a defined period.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Net Income Available to Stockholders	$2,391	$2,548	$1,784
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(14)	(13)	(14)
Net Income Allocated to Common Stockholders	$2,377	$2,535	$1,770

Basic Weighted Average Shares Outstanding	2,234	2,258	2,266
Basic Earnings Per Share	$1.06	$1.12	$0.78
(a)As of December 31, 2023, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Year Ended December 31,
	2023	2022	2021
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13
Convertible trust preferred securities	3	3	3

3.	Acquisitions and Divestitures

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

Our allocation of the purchase price for acquisitions completed during the years ended December 31, 2023, 2022 and 2021 are detailed below:

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	STX Midstream(a)	$1,831	$41	$1,199	$552	$(11)	$(2)	$(104)	$156
(2)	Diamond M	13	—	25	—	—	(12)	—	—
(3)	North American Natural Resources	132	2	5	64	—	—	—	61
(4)	Mas Ranger, LLC	358	9	31	320	(2)	—	—	—
(5)	Kinetrex Energy	318	18	49	272	(6)	(68)	—	53
(6)	Stagecoach	1,258	53	1,187	24	(6)	—	—	—
(a)The purchase price allocation for the STX Midstream Acquisition is preliminary.

(1) STX Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,831 million, including preliminary purchase price adjustments for working capital. Other long-term assets includes $357 million related to customer relationships with weighted average amortization period of 15 years and $192 million related to a 50% equity investment interest in Dos Caminos, LLC. The acquisition includes a 90% interest in NET Mexico Pipeline LLC. The goodwill consists primarily of synergies expected from the business combination and is tax deductible. The acquired assets are included in our Natural Gas business segment.

The determination of fair value utilized valuation methodologies including discounted cash flows for the customer relationships intangible assets and the equity method investment and the replacement cost approach for the property, plant and equipment. The significant assumptions made in performing these valuations include the discount rate utilized to value the customer relationships intangible assets and equity method investment and replacement costs used to value property, plant and equipment.

(2) Diamond M Acquisition

On June 1, 2023, we completed the acquisition of the Diamond M Field from Parallel Petroleum LLC for a purchase price of $13 million, including purchase price adjustments for working capital. The acquired assets, which are adjacent to our SACROC field, are included in our CO2 business segment.

(3) North American Natural Resources Acquisition

On August 11, 2022, we completed the acquisition of seven landfill assets with the purchase of North American Natural Resources, Inc. and, its sister companies, North American Biofuels, LLC and North American-Central, LLC (NANR) consisting of GTE facilities in Michigan and Kentucky for $132 million, including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation consists of intangibles related to gas rights and customer contracts with a weighted average amortization period of approximately 13 years. The goodwill associated with this acquisition is tax deductible. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment. During November 2023, the seller exercised its option to repurchase one of the landfill assets for an insignificant amount.

(4) Mas Ranger Acquisition

On July 19, 2022, we completed an acquisition of three landfill assets with the purchase of Mas Ranger, LLC and its subsidiaries from Mas CanAm, LLC, comprising an RNG facility in Arlington, Texas and medium Btu facilities in Shreveport, Louisiana and Victoria, Texas for $358 million including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation reflects an intangible related to a customer contract with an amortization period of approximately 17 years. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment.

(5) Kinetrex Acquisition

On August 20, 2021, we completed the acquisition of Indianapolis-based Kinetrex Energy (Kinetrex) from an affiliate of Parallel49 Equity for $318 million, including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation includes $63 million related to an equity investment and $199 million related to a customer relationship with an amortization period of approximately 10 years. Kinetrex was a supplier of LNG in the Midwest and a producer and supplier of RNG under long-term contracts to transportation service providers. At the acquisition date, Kinetrex had a 50% interest in the largest RNG facility in Indiana, and we commenced construction on three additional landfill-based RNG facilities in September 2021. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our new Energy Transition Ventures group within our CO2 business segment.

(6) Stagecoach Acquisition

On July 9, 2021 and November 24, 2021, we completed the acquisitions of Stagecoach and its subsidiaries, a natural gas pipeline and storage joint venture between Consolidated Edison, Inc. and Crestwood Equity Partners, LP, for approximately $1,258 million, including a purchase price adjustment for working capital. Other long-term assets within the purchase price allocation relates to customer contracts with a weighted average amortization period of less than two years. The determination of fair value utilized valuation methodologies including discounted cash flows and the cost approach. The significant assumptions made in performing these valuations include a discount rate of approximately 12%, future revenues and replacement costs. To compute estimated future cash flows for Stagecoach, transportation and storage revenue forecasts were developed based on projected demand and future rates for services in the Northeast market areas.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1 of each year preceding each transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

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

The following table shows the carrying amount and classification of ELC’s assets and liabilities in our consolidated balance sheets:

	December 31,
	2023	2022
	(In millions)
Assets
Current assets	$46	$34
Property, plant and equipment, net	1,162	1,197
Deferred charges and other assets	5	6
Liabilities
Current liabilities	$15	$15
Other long-term liabilities and deferred credits	25	5

We receive distributions from ELC, indirectly, through our interest in SLC, but otherwise, the assets of ELC cannot be used to settle our obligations. ELC’s creditors have no recourse against our general credit and the obligations of ELC may only be settled using the assets of ELC. ELC does not guarantee our debt or other similar commitments.

Sale of an Interest in NGPL Holdings LLC

On March 8, 2021, we and Brookfield Infrastructure Partners L.P. (Brookfield) completed the sale of a combined 25% interest in our joint venture, NGPL Holdings LLC (NGPL Holdings), to a fund controlled by ArcLight Capital Partners, LLC (ArcLight). We received net proceeds of $412 million for our proportionate share of the interests sold, which included the transfer of $125 million of our $500 million related party promissory note receivable from NGPL Holdings to ArcLight with quarterly interest payments at 6.75%. We recognized a pre-tax gain of $206 million for our proportionate share, which is included within “Other, net” in our accompanying consolidated statement of income for the year ended December 31, 2021. After a subsequent transfer of third party interest, we and Arclight now each hold a 37.5% interest in NGPL Holdings.

4.  Losses and Gains on Divestitures, Impairments and Other Write-downs

During the years ended December 31, 2023, 2022, and 2021, we recorded net pre-tax losses (gains) of $52 million, $(32) million and $1,535 million, respectively, reflecting net losses (gains) on divestitures, impairments and other write downs as detailed further below. The year ended December 31, 2021 amount primarily includes pre-tax long-lived asset impairments of $1,634 million.

We recognized the following non-cash pre-tax losses (gains) on divestitures, impairments or other write-downs on assets and equity investments during the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Natural Gas Pipelines
Impairments of long-lived assets(a)	$—	$—	$1,600
Gain on sale of interest in NGPL Holdings(b)	—	—	(206)
Loss on write-down of related party note receivable(c)	—	—	117
Gains on divestitures of long-lived assets	(10)	(10)	(1)
Products Pipelines
Impairment of equity investment(d)	67	—	—
Gain on divestiture of long-lived asset	—	(12)	—
Terminals
Impairments of long-lived assets	—	—	34
(Gains) losses on divestitures of long-lived assets	(1)	(9)	2
CO2
Gains on divestitures of long-lived assets	(1)	(1)	(8)
Other gains on divestitures of long-lived assets	(3)	—	(3)
Pre-tax losses (gains) on divestitures, impairments and other write-downs, net	$52	$(32)	$1,535
(a)2021 amount represents non-cash impairments associated with our South Texas gathering and processing assets.
(b)See Note 3.
(c)See “—Investment in Ruby” below for a further discussion.
(d)See “—Investments” below for a further discussion.

Impairments

Investments

During the first quarter of 2023, we recognized an impairment of $67 million related to our investment in Double Eagle Pipeline LLC (Double Eagle). The impairment was driven by lower expected renewal rates on contracts that expired in the second half of 2023. The impairment is recognized on our accompanying consolidated statement of income for the year ended December 31, 2023 within “Earnings from equity investments.” Our investment in Double Eagle and associated earnings is included within our Products Pipelines business segment.

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

Investment in Ruby

During the first quarter of 2021, we recognized a pre-tax charge of $117 million related to a write-down of our subordinated note receivable from our former equity investee, Ruby, which is included within “Earnings from equity investments” in our accompanying consolidated statement of income for the year ended December 31, 2021. The write-down was driven by the impairment recognized by Ruby of its assets.

Ruby Chapter 11 Bankruptcy Filing

The balance of Ruby Pipeline, L.L.C.’s 2022 unsecured notes matured on April 1, 2022 in the principal amount of $475 million. Although Ruby had sufficient liquidity to operate its business, it lacked sufficient liquidity to satisfy its obligations under the 2022 unsecured notes on the maturity date of April 1, 2022. Accordingly, on March 31, 2022, Ruby filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Ruby, as the debtor, continued to operate in the ordinary course as a debtor in possession under the jurisdiction of the United States Bankruptcy Court. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021. We had no amounts included in our “Investments” on our accompanying consolidated balance sheet associated with Ruby as of December 31, 2022.

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

5.	Income Taxes

The components of “Income Before Income Taxes” are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
U.S.	$3,192	$3,318	$2,217
Foreign	9	17	2
Total Income Before Income Taxes	$3,201	$3,335	$2,219

Components of the income tax provision applicable for federal, foreign and state taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current tax expense
State	$5	$14	$11
Foreign	—	4	3
Total	5	18	14
Deferred tax expense
Federal	619	642	334
State	91	50	21
Total	710	692	355
Total tax provision	$715	$710	$369

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2023		2022		2021
	(In millions, except percentages)
Federal income tax	$672	21.0%	$700	21.0%	$466	21.0%
Increase (decrease) as a result of:
State income tax, net of federal benefit	64	2.0%	69	2.0%	50	2.2%
Dividend received deduction	(34)	(1.1)%	(36)	(1.1)%	(46)	(2.1)%
Release of valuation allowance	—	—%	—	—%	(38)	(1.7)%
General business credit	(1)	—%	—	—%	(36)	(1.6)%
Other	14	0.4%	(23)	(0.7)%	(27)	(1.2)%
Total	$715	22.3%	$710	21.2%	$369	16.6%

Deferred tax assets and liabilities result from the following:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets
Employee benefits	$114	$116
Net operating loss carryforwards	2,024	2,007
Tax credit carryforwards	300	303
Interest expense limitation	266	82
Other	181	192
Valuation allowances	(77)	(79)
Total deferred tax assets	2,808	2,621
Deferred tax liabilities
Property, plant and equipment	215	163
Investments(a)	3,951	3,056
Other	30	25
Total deferred tax liabilities	4,196	3,244
Net deferred tax liability	$(1,388)	$(623)
(a)Amounts as of December 31, 2023 and 2022 are primarily associated with KMI’s investment in KMP.

Deferred Tax Assets and Valuation Allowances

A reconciliation of our valuation allowances for the year ended December 31, 2023 is as follows:

Year Ended December 31, 2023
(In millions)
Balance at beginning of period	$79
Statute expirations for state NOL and foreign tax credits	(5)
Currency fluctuation	3
Balance at end of period	$77

The following table provides details related to our deferred tax assets and valuation allowances as of December 31, 2023:

	Unused Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
	(In millions)
Net Operating Loss
U.S. federal net operating loss	$6,565	$1,379	$—	Indefinite
U.S. federal net operating loss	1,716	360	—	2035 - 2037
State losses	5,293	254	(46)	2024 - 2043
Foreign losses	90	31	(31)	Indefinite
Tax Credits
General business credits	300	300	—	2036 - 2042

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

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Balance at beginning of period	$23	$21	$18
Reductions based on statute expirations	(5)	(5)	—
Audit settlement	(1)	—	—
Additions to state reserves for prior years	1	7	3
Balance at end of period	$18	$23	$21

Amounts which, if recognized, would affect the effective tax rate	$18

In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will increase by $4 million during the next year, primarily due to additions for state filing positions taken in prior years, offset by releases from statute expirations.

The following table summarizes information of our open tax years:

Jurisdiction	Open Tax Year
U.S.	2019 - 2023
Various states	2012 - 2023
Foreign	2008 - 2023

6.  Property, Plant and Equipment, net

As of December 31, 2023 and 2022, our property, plant and equipment, net consisted of the following:

	Straight-Line Estimated Useful Life	Composite Depreciation Rates	December 31,
			2023	2022
	(Years)	(%)	(In millions)
Interstate Natural Gas FERC-Regulated
Pipelines (Natural gas)		0.80-6.67	$12,019	$11,793
Equipment (Natural gas)		0.80-6.67	9,190	8,839
Other(a)		0.00-25	823	833
Accumulated depreciation, depletion and amortization			(10,301)	(9,883)
Depreciable assets			11,731	11,582
Land and land rights-of-way(b)			399	388
Construction work in process			394	258
Total interstate natural gas FERC-regulated			12,524	12,228

Other
Pipelines (Natural gas, liquids, crude oil and CO2)	5-40	0.09-33.33	9,631	8,329
Equipment (Natural gas, liquids, crude oil, CO2 and terminals)	5-40	0.09-33.33	19,974	18,645
Other(a)	3-10	0.00-33.33	4,773	4,791
Accumulated depreciation, depletion and amortization			(11,774)	(10,529)
Depreciable assets			22,604	21,236
Land and land rights-of-way(c)			1,518	1,350
Construction work in process			651	785
Total other			24,773	23,371

Property, plant and equipment, net			$37,297	$35,599
(a)Includes general plant, general structures and buildings, computer and communication equipment, intangibles, vessels, transmix products, linefill and miscellaneous property, plant and equipment.
(b)Balances as of both December 31, 2023 and 2022 include land rights-of-way of $346 million which are depreciable.
(c)Balances as of December 31, 2023 and 2022 include land rights-of-way of $720 million and $551 million, respectively, which are depreciable.

Depreciation, depletion and amortization expense for property, plant and equipment was $2,020 million, $1,905 million and $1,873 million for the years ended December 31, 2023, 2022 and 2021, respectively.

7.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. The following table provides details on our investments as of December 31, 2023 and 2022 and our earnings (loss) from these respective investments for the years ended December 31, 2023, 2022 and 2021:

	Ownership Interest	Equity Investments		Earnings (Loss) from Equity Investments
	December 31,	December 31,		Year Ended December 31,
	2023	2023	2022	2023	2022	2021
		(In millions)
Citrus Corporation	50%	$1,789	$1,781	$143	$145	$151
SNG	50%	1,668	1,669	140	145	128
PHP	27.74%	763	666	70	70	63
NGPL Holdings(a)	37.5%	623	610	121	111	94
Gulf Coast Express Pipeline LLC	34%	566	597	93	91	86
Products (SE) Pipe Line Corporation	51.17%	369	348	65	51	48
MEP	50%	342	371	87	10	(17)
Utopia Holding LLC	50%	322	325	22	20	20
Gulf LNG Holdings Group, LLC	50%	275	311	25	24	22
EagleHawk	25%	273	273	18	13	8
Dos Caminos, LLC	50%	192	—	—	—	—
Red Cedar Gathering Company	49%	155	155	15	17	10
Watco Companies, LLC	(b)	84	79	10	9	9
Cortez Pipeline Company	52.98%	30	31	25	30	29
Double Eagle(c)	50%	14	90	(42)	18	9
Ruby(d)		—	—	—	—	(116)
All others		409	347	46	49	47
Total investments		$7,874	$7,653	$838	$803	$591
Amortization of excess cost				$(66)	$(75)	$(78)
(a)Our investment in NPGL Holdings includes a related party promissory note receivable from NGPL Holdings with quarterly interest payments at 6.75%. As of December 31, 2023, we and Arclight each hold a 37.5% interest and Brookfield holds a 25% interest in NGPL Holdings. The outstanding principal amount of our related party promissory note receivable at both December 31, 2023 and 2022 was $375 million. For the years ended December 31, 2023, 2022 and 2021, we recognized $25 million, $25 million and $27 million, respectively, of interest within “Earnings from equity investments” on our accompanying consolidated statements of income.
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
(c)Loss for the year ended December 31, 2023 includes $67 million of our share of a non-cash impairment charge (pre-tax). For further information, see Note 4 “Losses and Gains on Divestitures, Impairments and Other Write-downs—Investments.”
(d)As of January 13, 2023, we no longer own an interest in Ruby. The loss from our investment in Ruby for the year ended December 31, 2021 includes a non-cash impairment charge of $117 million related to a write-down of our subordinated note receivable from Ruby driven by the impairment by Ruby of its assets. For further information regarding our investment in Ruby, see Note 4 “Losses and Gains on Divestitures, Impairments and Other Write-downs—Investment in Ruby.”

Summarized combined financial information for our significant equity investments (listed or described above) is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2023	2022	2021(a)
	(In millions)
Revenues	$5,981	$5,953	$5,521
Costs and expenses	4,149	4,193	6,137
Net income (loss)	$1,832	$1,760	$(616)

	December 31,
Balance Sheet	2023	2022
	(In millions)
Current assets	$1,844	$1,461
Non-current assets	23,193	23,360
Current liabilities	1,534	1,617
Non-current liabilities	10,102	10,206
Partners’/owners’ equity	13,401	12,998
(a)2021 amounts include a non-cash impairment charge of $2.2 billion recorded by Ruby.

8.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2023 and 2022 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Gross goodwill	$15,892	$4,940	$1,528	$2,575	$221	$1,481	$63	$26,700
Accumulated impairment losses	(1,643)	(2,597)	(600)	(1,197)	(70)	(679)	—	(6,786)
December 31, 2021	14,249	2,343	928	1,378	151	802	63	19,914
Acquisitions(a)	—	—	—	—	—	—	51	51
December 31, 2022	14,249	2,343	928	1,378	151	802	114	19,965
Acquisition of STX Midstream	—	156	—	—	—	—	—	156
December 31, 2023	14,249	2,499	928	1,378	151	802	114	20,121

Gross goodwill	15,892	5,096	1,528	2,575	221	1,481	114	26,907
Accumulated impairment losses	(1,643)	(2,597)	(600)	(1,197)	(70)	(679)	—	(6,786)
December 31, 2023	$14,249	$2,499	$928	$1,378	$151	$802	$114	$20,121
(a)Includes goodwill arising from our acquisition of NANR and a $10 million purchase price adjustment related to our acquisition of Kinetrex in 2021 that was attributed to long-term deferred tax liabilities.

Results of our May 31, 2023 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded carrying value, with our Terminals reporting unit’s fair value in excess of its carrying values by less than 10% which was impacted by a decline in market multiples. We did not identify any triggers requiring further impairment analysis during the remainder of the year.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. For all reporting units other than Energy Transition Ventures, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For Energy Transition Ventures, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based on primarily on production growth assumptions, terminal values and discount rates.

Changes to any one or a combination of these factors would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

9.  Debt

The following table provides detail on the principal amount of our outstanding debt balances:

	December 31,
	2023	2022
	(In millions)
Credit facility and commercial paper borrowings(a)	$1,989	$—
Corporate senior notes(b)
3.15%, due January 2023	—	1,000
Floating rate, due January 2023(c)	—	250
3.45%, due February 2023	—	625
3.50%, due September 2023	—	600
5.625%, due November 2023	—	750
4.15%, due February 2024	650	650
4.30%, due May 2024	600	600
4.25%, due September 2024	650	650
4.30%, due June 2025	1,500	1,500
1.75%, due November 2026	500	500
6.70%, due February 2027	7	7
2.25%, due March 2027(d)	552	535
6.67%, due November 2027	7	7
4.30%, due March 2028	1,250	1,250
7.25%, due March 2028	32	32
6.95%, due June 2028	31	31
8.05%, due October 2030	234	234
2.00%, due February 2031	750	750
7.40%, due March 2031	300	300
7.80%, due August 2031	537	537
7.75%, due January 2032	1,005	1,005
7.75%, due March 2032	300	300
4.80%, due February 2033	750	750
5.20%, due June 2033	1,500	—
7.30%, due August 2033	500	500
5.30%, due December 2034	750	750
5.80%, due March 2035	500	500
7.75%, due October 2035	1	1
6.40%, due January 2036	36	36
6.50%, due February 2037	400	400
7.42%, due February 2037	47	47
6.95%, due January 2038	1,175	1,175
6.50%, due September 2039	600	600
6.55%, due September 2040	400	400
7.50%, due November 2040	375	375
6.375%, due March 2041	600	600
5.625%, due September 2041	375	375
5.00%, due August 2042	625	625
4.70%, due November 2042	475	475
5.00%, due March 2043	700	700
5.50%, due March 2044	750	750
5.40%, due September 2044	550	550
5.55%, due June 2045	1,750	1,750
5.05%, due February 2046	800	800
5.20%, due March 2048	750	750
3.25%, due August 2050	500	500
3.60%, due February 2051	1,050	1,050
5.45%, due January 2052	750	750
7.45%, due March 2098	26	26
TGP senior notes(b)
7.00%, due March 2027	300	300
7.00%, due October 2028	400	400
2.90%, due March 2030	1,000	1,000

	December 31,
	2023	2022
8.375%, due June 2032	240	240
7.625%, due April 2037	300	300
EPNG senior notes(b)
7.50%, due November 2026	200	200
3.50%, due February 2032	300	300
8.375%, due June 2032	300	300
CIG senior notes(b)
4.15%, due August 2026	375	375
6.85%, due June 2037	100	100
EPC Building, LLC, promissory note, 3.967%, due January 2022 through December 2035	330	348
Trust I Preferred Securities, 4.75%, due March 2028(e)	221	220
Other miscellaneous debt(f)	234	242
Total debt – KMI and Subsidiaries	31,929	31,673
Less: Current portion of debt	4,049	3,385
Total long-term debt – KMI and Subsidiaries(g)	$27,880	$28,288
(a)Weighted average interest rate on borrowings at December 31, 2023 was 5.68%.
(b)Notes provide for the redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make whole premium and are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
(c)As of December 31, 2022, we had outstanding an associated floating-to-fixed interest rate swap agreement which was designated as a cash flow hedge.
(d)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the December 31, 2023 exchange rate of 1.1039 U.S. dollars per Euro and at the December 31, 2022 exchange rate of 1.0705 U.S. dollars per Euro. As of December 31, 2023 and 2022, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase of $9 million and a decrease of $8 million, respectively. As of December 31, 2023, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(e)Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2023, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75% and carry a liquidation value of $50 per security plus accrued and unpaid distributions. The Trust I Preferred Securities outstanding as of December 31, 2023 are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; and (ii) $25.18 in cash without interest. We have the right to redeem these Trust I Preferred Securities at any time.
(f)Includes finance lease obligations with monthly installments. The lease terms expire between 2026 and 2070.
(g)Excludes our “Debt fair value adjustments” which, as of December 31, 2023 and 2022, increased our combined debt balances by $187 million and $115 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see “—Debt Fair Value Adjustments” below.

On January 31, 2023, we issued in a registered offering, $1,500 million aggregate principal amount of 5.20% senior notes due 2033 for net proceeds of $1,485 million, which were used to repay short-term borrowings, maturing debt and for general corporate purposes.

On February 1, 2024, we issued in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 and received combined net proceeds of $2,230 million.

We and substantially all of our wholly owned domestic subsidiaries are party to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Current Portion of Debt
The following table details the components of our “Current portion of debt” reported on our consolidated balance sheets:

	December 31,
	2023	2022
	(In millions)
$3.5 billion credit facility due August 20, 2027	—	—
$500 million credit facility due November 16, 2023	—	—
Commercial paper notes	1,989	—
Current portion of senior notes
3.15%, due January 2023(a)	—	1,000
Floating rate, due January 2023(b)	—	250
3.45%, due February 2023	—	625
3.50%, due September 2023	—	600
5.625%, due November 2023	—	750
4.15%, due February 2024(c)	650	—
4.30%, due May 2024	600	—
4.25%, due September 2024	650	—
Trust I Preferred Securities, 4.75% due March 2028(d)	111	111
Current portion of other debt	49	49
Total current portion of debt	$4,049	$3,385
(a)On January 17, 2023, we repaid these senior notes using cash on hand and short-term borrowings.
(b)These senior notes had an associated floating-to-fixed interest rate swap agreement which was designated as a cash flow hedge.
(c)On February 1, 2024, we repaid these senior notes using cash on hand and short-term borrowings.
(d)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.

Credit Facility and Restrictive Covenants

We have a $3.5 billion revolving credit facility due August 2027 with a syndicate of lenders, which can be increased by up to $1.0 billion if certain conditions, including the receipt of additional lender commitments, are met. Borrowings under our credit facility can be used for working capital and other general corporate purposes and as backup to our commercial paper program. We had a $500 million credit facility that expired on November 16, 2023.

We maintain a $3.5 billion commercial paper program through the private placement of short-term notes which matures in August 2027. The notes mature up to 270 days from the date of issue and are not redeemable or subject to voluntary prepayment by us prior to maturity. The notes are sold at par value less a discount representing an interest factor or if interest bearing, at par. Borrowings under our commercial paper program reduce the borrowings allowed under our credit facility.

Depending on the type of loan request, our borrowings under our credit facility bears interest at either (i) SOFR, plus (x) a credit spread adjustment and (y) an applicable margin ranging from 1.000% to 1.750% per annum based on our credit ratings or (ii) the greatest of (1) the Federal Funds Rate plus 0.5%; (2) the Prime Rate; or (3) SOFR for a one-month eurodollar loan, plus (x) a credit spread adjustment, (y) 1%, and (z) in each case, an applicable margin ranging from 0.100% to 0.750% per annum based on our credit rating. Standby fees for the unused portion of the credit facility will be calculated at a rate ranging from 0.100% to 0.250%.

Our credit facility contains financial and various other covenants that apply to us and our subsidiaries and are common in such agreements, including a maximum ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as defined in the credit facility, as amended) of 5.50 to 1.00, for any four-fiscal-quarter period. Other negative covenants include restrictions on our and certain of our subsidiaries’ ability to incur debt, grant liens, make fundamental changes or engage in certain transactions with affiliates, or in the case of certain material subsidiaries, permit restrictions on dividends, distributions or making or prepayments of loans to us or any guarantor. Our credit facility also restricts our ability to make certain restricted payments if an event of default (as defined in the credit facility) has occurred and is continuing or would occur and be continuing.

As of December 31, 2023, we had no borrowings outstanding under our credit facility, $1,989 million borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facility as of December 31, 2023 was approximately $1.4 billion. For the years ended December 31, 2023, 2022, and 2021, we were in compliance with all required covenants.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2023, are summarized as follows:

Year	Total
(In millions)
2024	$4,049
2025	1,566
2026	1,102
2027	906
2028	1,867
Thereafter	22,439
Total	$31,929

Debt Fair Value Adjustments

The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets:

	December 31,
	2023	2022
	(In millions)
Purchase accounting debt fair value adjustments	$430	$472
Carrying value adjustment to hedged debt	(236)	(367)
Unamortized portion of proceeds received from the early termination of interest rate swap agreements(a)	185	204
Unamortized debt discounts, net	(67)	(68)
Unamortized debt issuance costs	(125)	(126)
Total debt fair value adjustments	$187	$115
(a)As of December 31, 2023, the weighted-average amortization period of the unamortized premium from the termination of interest rate swaps was approximately 11 years.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below:

	December 31, 2023		December 31, 2022
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,116	$31,370	$31,788	$30,070
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $207 million and $195 million as of December 31, 2023 and 2022, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2023 and 2022.

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 5.84% during 2023 and 4.76% during 2022. Information on our interest rate swaps is contained in Note 14. For information about our contingent debt agreements, see Note 13 “Commitments and Contingent Liabilities—Contingent Debt”).

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

Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (Directors’ Plan).  The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board of directors (Board), generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect annually to receive shares of Class P common stock.  During the year ended December 31, 2023, we made restricted Class P common stock grants to our non-employee directors of 11,220.

Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan

We also have a Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan (Long Term Incentive Plan).  The following table sets forth a summary of activity and related balances under our Long Term Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Outstanding at December 31, 2022	13,288	$16.87
Granted	5,253	17.41
Vested	(5,226)	16.09
Forfeited	(454)	17.03
Outstanding at December 31, 2023	12,861	$17.41

The following tables set forth additional information related to our Long Term Incentive Plan:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Weighted average grant date fair value per share	$17.41	$17.31	$17.44
Intrinsic value of awards vested during the year	93	47	77
Restricted stock awards expense(a)	63	60	59
Restricted stock awards capitalized(a)	10	9	9
(a)We allocate labor and benefit costs to joint ventures that we operate in accordance with our partnership agreements.

		December 31, 2023
Unrecognized restricted stock awards compensation costs, less estimated forfeitures (in millions)			$117
Weighted average remaining amortization period			2.06 years

Pension and Other Postretirement Benefit (OPEB) Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. A participant becomes fully vested in Company contributions after two years and may take a distribution upon termination of employment or retirement. The total cost for our savings plan was approximately $53 million, $51 million and $48 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

In 2023, we settled approximately $179 million of the retiree benefit obligation for our pension plans through an annuity purchase. The impact of the annuity purchase is reflected in the December 31, 2023 benefit obligation for our pension plans.

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

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2023 and 2022:

	Pension Benefits		OPEB
	2023	2022	2023	2022
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$2,077	$2,658	$195	$257
Service cost	55	55	1	1
Interest cost	107	57	10	5
Actuarial loss (gain)	14	(503)	(6)	(44)
Benefits paid	(132)	(190)	(25)	(26)
Participant contributions	—	—	1	1
Settlements	(219)	—	—	—
Other	—	—	1	1
Benefit obligation at end of period	1,902	2,077	177	195

Change in plan assets:
Fair value of plan assets at beginning of period	1,741	2,231	302	382
Actual return on plan assets	122	(350)	44	(63)
Employer contributions	50	50	—	7
Participant contributions	—	—	1	1
Benefits paid	(132)	(190)	(25)	(26)
Settlements	(219)	—	—	—
Other	—	—	1	1
Fair value of plan assets at end of period	1,562	1,741	323	302
Funded status - net (liability) asset at December 31,	$(340)	$(336)	$146	$107

Amounts recognized in the consolidated balance sheets:
Non-current benefit asset(a)	$—	$—	$263	$239
Current benefit liability	—	—	(14)	(15)
Non-current benefit liability	(340)	(336)	(103)	(117)
Funded status - net (liability) asset at December 31,	$(340)	$(336)	$146	$107

Amounts of pre-tax accumulated other comprehensive (loss) income recognized in the consolidated balance sheets:
Unrecognized net actuarial (loss) gain	$(384)	$(455)	$149	$135
Unrecognized prior service (cost) credit	—	(1)	3	4
Accumulated other comprehensive (loss) income	$(384)	$(456)	$152	$139

Information related to plans whose accumulated benefit obligations exceeded the fair value of plan assets:
Accumulated benefit obligation	$1,870	$2,047	$119	$167
Fair value of plan assets	1,562	1,741	2	34
(a)2023 and 2022 OPEB amounts include $53 million and $45 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

The 2023 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2023. The 2023 net actuarial gain for the OPEB plans was primarily due to changes in the claims cost assumptions. The 2022 net actuarial gain for the pension plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation as of December 31, 2022. The 2022 net actuarial gain for the OPEB plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligations as of December 31, 2022 and changes in the claims cost assumptions.

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

The allowable range for asset allocations in effect for our plans as of December 31, 2023, by asset category, are as follows:

	Pension Benefits	OPEB
Cash		0% to 23%
Equities	42% to 52%	43% to 71%
Fixed income securities	37% to 47%	26% to 50%
Real estate	2% to 12%
Company securities (KMI Class P common stock and/or debt securities)	0% to 10%

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

•Plan assets with fair values that are based on the net asset value per share, or its equivalent (NAV), as a practical expedient to measure fair value, as reported by the issuers are determined based on the fair value of the underlying securities as of the valuation date and include common/collective trust funds, private investment funds, real estate and limited partnerships. The plan assets measured at NAV are not categorized within the fair value hierarchy described above, but are separately identified in the following tables.

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2023 and 2022:

	Pension Assets
	2023			2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$32	$32	$—	$27	$27
Equities(a)	143	—	143	152	—	152
Fixed income securities	—	410	410	—	421	421
Subtotal	$143	$442	585	$152	$448	600
Measured at NAV
Common/collective trusts(b)			976			1,138
Private limited partnerships(c)			1			3
Subtotal			977			1,141
Total plan assets fair value			$1,562			$1,741
(a)Plan assets include $107 and $110 of KMI Class P common stock for 2023 and 2022, respectively.
(b)Common/collective trust funds were invested in approximately 64% equities, 23% fixed income securities and 13% real estate in 2023 and 66% equities, 22% fixed income securities and 12% real estate in 2022.
(c)Includes assets invested in real estate, venture and buyout funds.

	OPEB Assets
	2023			2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$5	$5	$—	$3	$3
Measured at NAV
Common/collective trusts(a)			318			299
Total plan assets fair value			$323			$302
(a)Common/collective trust funds were invested in approximately 62% equities and 38% fixed income securities for 2023 and 61% equities and 39% fixed income securities for 2022.

Employer Contributions and Expected Payment of Future Benefits. As of December 31, 2023, we expect the following cash flows under our plans:

	Pension Benefits	OPEB
	(In millions)
Contributions expected in 2024	$50	$—

Benefit payments expected in:
2024	$190	$24
2025	187	22
2026	185	21
2027	179	19
2028	175	18
2029 - 2033	777	67

Actuarial Assumptions and Sensitivity Analysis. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation as of December 31, 2023 and 2022 and net benefit costs of our pension and OPEB plans for 2023, 2022 and 2021:

			Pension Benefits		OPEB
			2023	2022	2023	2022
Assumptions related to benefit obligations:
Discount rate			5.13%	5.41%	5.08%	5.38%
Rate of compensation increase			3.50%	3.50%	n/a	n/a
Interest crediting rate			3.85%	3.50%	n/a	n/a

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
Assumptions related to benefit costs:
Discount rate	5.41%	2.74%	2.27%	5.38%	2.56%	2.08%
Expected return on plan assets	7.00%	6.50%	6.25%	6.00%	5.75%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	3.50%	3.01%	2.57%	n/a	n/a	n/a

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

Actuarial estimates for our OPEB plans assume an annual increase in the per capita cost of covered health care benefits. The initial annual rate of increase is 5.60% which gradually decreases to 4.00% by the year 2047.

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2023	2022	2021	2023	2022	2021
	(In millions)
Components of net benefit cost (credit):
Service cost	$55	$55	$53	$1	$1	$1
Interest cost	107	57	45	10	5	4
Expected return on assets	(117)	(142)	(133)	(13)	(17)	(16)
Amortization of prior service cost (credit)	1	1	—	(3)	(3)	(5)
Amortization of net actuarial loss (gain)	35	29	52	(16)	(18)	(17)
Settlement loss	46	—	—	—	—	—
Net benefit cost (credit)	127	—	17	(21)	(32)	(33)

Other changes in plan assets and benefit obligations recognized in other comprehensive (income) loss:
Net loss (gain) arising during period	10	(11)	(127)	(30)	24	(40)
Amortization or settlement recognition of net actuarial (loss) gain	(81)	(29)	(52)	16	17	17
Amortization of prior service (cost) credit	(1)	(1)	—	1	2	3
Total recognized in total other comprehensive (income) loss(a)	(72)	(41)	(179)	(13)	43	(20)
Total recognized in net benefit cost (credit) and other comprehensive (income) loss	$55	$(41)	$(162)	$(34)	$11	$(53)
(a)Excludes $4 million and $3 million for the years ended December 31, 2022 and 2021, respectively, associated with other plans.

11.	Stockholders’ Equity

Class P Common Stock

On July 19, 2017, our Board approved a $2 billion share buy-back program that began in December 2017. On January 18, 2023, our Board approved an increase in our share repurchase authorization to $3 billion. All shares we have repurchased are canceled and are no longer outstanding. Activity under the buy-back program is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share amounts)
Total value of shares repurchased	$522	$368	$—
Total number of shares repurchased	32	21	—
Average repurchase price per share	$16.56	$16.94	$—

Subsequent to December 31, 2023 and through February 16, 2024, we repurchased less than 1 million shares at an average price of $16.50 for $7 million. Since December 2017, in total, we have repurchased 86 million of our shares under the program at an average price of $17.09 per share for $1,472 million, leaving capacity under the program of $1.5 billion.
On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares having an aggregate offering price of up to $5 billion from time to time during the term of this agreement. During the years ended December 31, 2023, 2022 and 2021 we did not issue any shares under this agreement.

Dividends

The following table provides information about our per share dividends:

	Year Ended December 31,
	2023	2022	2021
Per share cash dividend declared for the period	$1.13	$1.11	$1.08
Per share cash dividend paid in the period	1.1250	1.1025	1.0725

On January 17, 2024, our Board declared a cash dividend of $0.2825 per share for the quarterly period ended December 31, 2023, which was paid on February 15, 2024 to shareholders of record as of January 31, 2024.

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

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive loss
	(In millions)
Balance at December 31, 2020	$(13)	$(394)	$(407)
Other comprehensive (loss) gain before reclassifications	(432)	155	(277)
Losses reclassified from accumulated other comprehensive loss	273	—	273
Net current-period change in accumulated other comprehensive loss	(159)	155	(4)
Balance at December 31, 2021	(172)	(239)	(411)
Other comprehensive (loss) gain before reclassifications	(312)	1	(311)
Losses reclassified from accumulated other comprehensive loss	320	—	320
Net current-period change in accumulated other comprehensive loss	8	1	9
Balance at December 31, 2022	(164)	(238)	(402)
Other comprehensive gain before reclassifications	155	65	220
Gains reclassified from accumulated other comprehensive loss	(35)	—	(35)
Net current-period change in accumulated other comprehensive loss	120	65	185
Balance at December 31, 2023	$(44)	$(173)	$(217)

12.  Related Party Transactions

Affiliate Balances and Activities

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

The following tables summarize our affiliate balance sheet balances and income statement activity, other than amounts reported within our “Investments” balances and “Earnings from equity investments” activity:

	December 31,
	2023	2022
	(In millions)
Balance sheet location
Accounts receivable	$45	$39
Other current assets	2	3
	$47	$42

Current portion of debt	$5	$6
Accounts payable	16	19
Other current liabilities	3	8
Long-term debt	137	142
Other long-term liabilities and deferred credits	54	47
	$215	$222

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Income statement location
Revenues	$172	$172	$164
Operating Costs, Expenses and Other
Costs of sales	$132	$134	$145
Other operating expenses	57	50	52
13.  Commitments and Contingent Liabilities

Rights-Of-Way

Our rights-of-way obligations primarily consist of non-lease agreements that existed at the time of Topic 842, Leases, adoption, at which time we elected a practical expedient which allowed us to continue our historical treatment. Our future minimum rental commitments related to our rights-of-way obligations were $98 million as of December 31, 2023.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2023 and 2022, our contingent debt obligations totaled $154 million and $163 million, respectively. These amounts represent our proportional share of the debt obligations of one equity investee, Cortez Pipeline Company (Cortez). Under such guarantees we are severally liable for our percentage ownership share of Cortez’s debt in the event of its non-performance. The contingent debt obligations balances as of December 31, 2023 and 2022 each included $120 million for 100% guaranteed debt obligations for a subsidiary of Cortez.

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

Energy Commodity Price Risk Management

As of December 31, 2023, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.9)	MMBbl
Natural gas fixed price	(61.0)	Bcf
Natural gas basis	(35.4)	Bcf
NGL fixed price	(0.6)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.2)	MMBbl
Crude oil basis	(4.1)	MMBbl
Natural gas fixed price	(7.5)	Bcf
Natural gas basis	(101.6)	Bcf
NGL fixed price	(0.7)	MMBbl
As of December 31, 2023, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of December 31, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)(b)	$6,200	Fair value hedge	March 2035
Treasury locks(c)	1,000	Cash flow hedge	March 2024
(a)The principal amount of hedged senior notes consisted of $1,450 million included in “Current portion of debt” and $4,750 million included in “Long-term debt” on our accompanying consolidated balance sheet.
(b)During the year ended December 31, 2023, certain optional expedients as set forth in Topic 848 – Reference Rate Reform were elected on certain of these contracts to preserve fair value hedge accounting treatment. See Note 19 “Recent Accounting Pronouncements” for further information on Topic 848.
(c)The treasury lock agreements were terminated on January 29, 2024 concurrently with the issuance of senior notes which closed on February 1, 2024 (see Note 9 “Debt”).

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of December 31, 2023:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	December 31,		December 31,
	2023	2022	2023	2022
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$77	$150	$(75)	$(156)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	12	6	(29)	(91)
Subtotal	89	156	(104)	(247)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(120)	(144)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	37	39	(158)	(261)
Subtotal	37	39	(278)	(405)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(2)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(2)	(32)
Subtotal	—	—	(4)	(35)
Total	126	195	(386)	(687)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	49	80	(8)	(162)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	3	23	(1)	(19)
Subtotal	52	103	(9)	(181)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	1	—	—
Total	52	104	(9)	(181)
Total derivatives	$178	$299	$(395)	$(868)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(a)	Net amount
	(In millions)
As of December 31, 2023
Energy commodity derivative contracts(b)	$65	$75	$—	$140	$(16)	$—	$124
Interest rate contracts	—	38	—	38	—	—	38
As of December 31, 2022
Energy commodity derivative contracts(b)	$115	$144	$—	$259	$(186)	$—	$73
Interest rate contracts	—	40	—	40	—	—	40

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(a)	Net amount
	(In millions)
As of December 31, 2023
Energy commodity derivative contracts(b)	$(17)	$(96)	$—	$(113)	$16	$(85)	$(182)
Interest rate contracts	—	(278)	—	(278)	—	—	(278)
Foreign currency contracts	—	(4)	—	(4)	—	—	(4)
As of December 31, 2022
Energy commodity derivative contracts(b)	(23)	(405)	—	(428)	186	(30)	(272)
Interest rate contracts	—	(405)	—	(405)	—	—	(405)
Foreign currency contracts	—	(35)	—	(35)	—	—	(35)
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2023	2022	2021
		(In millions)
Interest rate contracts	Interest, net	$138	$(738)	$(322)

Hedged fixed rate debt(a)	Interest, net	$(132)	$743	$326
(a)As of December 31, 2023, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $236 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Year Ended				Year Ended
	December 31,				December 31,
	2023	2022	2021		2023	2022	2021
	(In millions)				(In millions)
Energy commodity derivative contracts	$182	$(338)	$(475)	Revenues—Commodity sales	$103	$(491)	$(271)
				Costs of sales	(73)	144	20
Interest rate contracts	(10)	7	5	Interest, net	—	—	—
Foreign currency contracts	30	(73)	(93)	Other, net	17	(68)	(105)
Total	$202	$(404)	$(563)	Total	$47	$(415)	$(356)
(a)We expect to reclassify an approximately $10 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of December 31, 2023 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the years ended December 31, 2023, 2022 and 2021, we recognized gains of none, $121 million and $41 million, respectively, associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Year Ended December 31,
		2023	2022	2021
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$75	$137	$(652)
	Costs of sales	100	(190)	152
	Earnings from equity investments	2	(11)	(5)
Interest rate contracts	Interest, net	1	(10)	12
Total(a)		$178	$(74)	$(493)
(a)The years ended December 31, 2023, 2022 and 2021 include approximate gains (losses) of $58 million, $(11) million and $(479) million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2023 and 2022, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2023 and 2022, we had cash margins of $63 million and $1 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The balance at December 31, 2023 represents the initial margin requirements of $22 million, offset by counterparty variation margin requirements of $85 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of December 31, 2023, based on our current mark-to- market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $54 million of additional collateral.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Year Ended December 31, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,543	$171	$819	$1	$3	$4,537
Fee-based services	1,008	1,036	427	40	(9)	2,502
Total services	4,551	1,207	1,246	41	(6)	7,039
Commodity sales
Natural gas sales	2,651	—	—	85	(12)	2,724
Product sales	1,110	1,635	33	1,114	(8)	3,884
Total commodity sales	3,761	1,635	33	1,199	(20)	6,608
Total revenues from contracts with customers	8,312	2,842	1,279	1,240	(26)	13,647
Other revenues(c)
Leasing services(d)	475	200	638	55	—	1,368
Derivatives adjustments on commodity sales	285	—	—	(107)	—	178
Other	96	24	—	21	—	141
Total other revenues	856	224	638	(31)	—	1,687
Total revenues	$9,168	$3,066	$1,917	$1,209	$(26)	$15,334

	Year Ended December 31, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,547	$207	$763	$1	$(3)	$4,515
Fee-based services	926	962	426	46	—	2,360
Total services	4,473	1,169	1,189	47	(3)	6,875
Commodity sales
Natural gas sales	6,266	—	—	94	(20)	6,340
Product sales	1,433	2,032	29	1,426	(7)	4,913
Total commodity sales	7,699	2,032	29	1,520	(27)	11,253
Total revenues from contracts with customers	12,172	3,201	1,218	1,567	(30)	18,128
Other revenues(c)
Leasing services(d)	474	194	574	60	—	1,302
Derivatives adjustments on commodity sales	(26)	(3)	—	(325)	—	(354)
Other	66	26	—	32	—	124
Total other revenues	514	217	574	(233)	—	1,072
Total revenues	$12,686	$3,418	$1,792	$1,334	$(30)	$19,200

	Year Ended December 31, 2021
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,402	$259	$751	$1	$(2)	$4,411
Fee-based services	746	949	375	45	(1)	2,114
Total services	4,148	1,208	1,126	46	(3)	6,525
Commodity sales
Natural gas sales	6,463	—	—	32	(15)	6,480
Product sales	1,260	845	24	1,070	(50)	3,149
Total commodity sales	7,723	845	24	1,102	(65)	9,629
Total revenues from contracts with customers	11,871	2,053	1,150	1,148	(68)	16,154
Other revenues(c)
Leasing services(d)	473	172	565	56	—	1,266
Derivatives adjustments on commodity sales	(700)	(1)	—	(222)	—	(923)
Other	65	21	—	27	—	113
Total other revenues	(162)	192	565	(139)	—	456
Total revenues	$11,709	$2,245	$1,715	$1,009	$(68)	$16,610
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

Contract Balances

As of December 31, 2023 and 2022, our contract asset balances were $34 million and $33 million, respectively. Of the contract asset balance at December 31, 2022, $23 million was transferred to accounts receivable during the year ended December 31, 2023. As of December 31, 2023 and 2022, our contract liability balances were $415 million and $204 million, respectively. Of the contract liability balance at December 31, 2022, $71 million was recognized as revenue during the year ended December 31, 2023.

During the year ended December 31, 2023, we entered into an agreement with a customer to prepay certain fixed reservation charges under long-term transportation and terminaling contracts. We received $843 million in the fourth quarter of 2023 as part of this agreement. The prepayment, which relates to contracts expiring from 2035 to 2040, was discounted to present value at a rate that is attractive relative to our cost of issuing long-term debt. As of December 31, 2023, we had a lease contract liability balance of $643 million and a contract liability balance of $195 million associated with this prepayment.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2023 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
2024	$4,687
2025	4,007
2026	3,472
2027	2,874
2028	2,475
Thereafter	14,336
Total	$31,851

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

•Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. that store and handle various commodities including gasoline, diesel fuel, chemicals, petroleum coke, metals and ethanol and other renewable fuels and feedstocks; and (ii) Jones Act-qualified tankers;

•CO2—(i) the production, transportation and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) ownership interests in and/or operation of oil fields and gasoline processing plants in West Texas; (iii) the ownership and operation of a crude oil pipeline system in West Texas; and (iv) the ownership and operation of RNG and LNG facilities.

We evaluate performance principally based on each segment’s earnings before DD&A expenses, including amortization of excess cost of equity investments, (EBDA), which excludes general and administrative expenses and corporate charges, interest expense, net, and income tax expense.  Our reportable segments are strategic business units that offer different products and services, and they are structured based on how our chief operating decision makers organize their operations for optimal performance and resource allocation.  Each segment is managed separately because each segment involves different products and services and marketing strategies.

We consider each period’s earnings before all non-cash DD&A expenses to be an important measure of business segment performance for our reporting segments.  We account for intersegment sales at market prices, while we account for asset transfers at book value.

During 2023, 2022 and 2021, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$9,152	$12,659	$11,644
Intersegment revenues	16	27	65
Products Pipelines	3,066	3,418	2,245
Terminals
Revenues from external customers	1,911	1,789	1,712
Intersegment revenues	6	3	3
CO2
Revenues from external customers	1,205	1,334	1,009
Intersegment revenues	4	—	—
Corporate and intersegment eliminations	(26)	(30)	(68)
Total consolidated revenues	$15,334	$19,200	$16,610

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating expenses(a)
Natural Gas Pipelines	$4,700	$8,562	$7,000
Products Pipelines	2,024	2,391	1,239
Terminals	896	853	793
CO2	550	554	289
Corporate and intersegment eliminations	(4)	(9)	(34)
Total consolidated operating expenses	$8,166	$12,351	$9,287

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Other expense (income)(b)
Natural Gas Pipelines	$(12)	$(13)	$1,597
Products Pipelines	4	(12)	—
Terminals	(2)	(14)	32
CO2	—	(1)	(8)
Corporate	(3)	1	(4)
Total consolidated other expense (income)	$(13)	$(39)	$1,617

	Year Ended December 31,
	2023	2022	2021
	(In millions)
DD&A
Natural Gas Pipelines	$1,041	$1,096	$1,099
Products Pipelines	367	336	335
Terminals	493	458	440
CO2	325	272	236
Corporate	24	24	25
Total consolidated DD&A	$2,250	$2,186	$2,135

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Earnings from equity investments and amortization of excess cost of equity investments
Natural Gas Pipelines	$746	$650	$435
Products Pipelines	(6)	33	34
Terminals	9	14	15
CO2	23	31	29
Total consolidated equity earnings	$772	$728	$513

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Other, net-income (expense)
Natural Gas Pipelines	$26	$(19)	$216
Products Pipelines	1	—	1
Terminals	8	8	3
Corporate	(72)	66	62
Total consolidated other, net-income (expense)	$(37)	$55	$282

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Segment EBDA(c)
Natural Gas Pipelines	$5,282	$4,801	$3,815
Products Pipelines	1,062	1,107	1,064
Terminals	1,040	975	908
CO2	689	819	760
Total Segment EBDA	8,073	7,702	6,547
DD&A	(2,250)	(2,186)	(2,135)
Amortization of excess cost of equity investments	(66)	(75)	(78)
General and administrative and corporate charges	(759)	(593)	(623)
Interest, net	(1,797)	(1,513)	(1,492)
Income tax expense	(715)	(710)	(369)
Total consolidated net income	$2,486	$2,625	$1,850

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Capital expenditures
Natural Gas Pipelines	$1,299	$666	$570
Products Pipelines	221	—	122
Terminals	406	552	332
CO2	355	371	230
Corporate	36	32	27
Total consolidated capital expenditures	$2,317	$1,621	$1,281

	December 31,
	2023	2022
	(In millions)
Investments
Natural Gas Pipelines	$7,273	$6,993
Products Pipelines	390	445
Terminals	130	128
CO2	81	87
Total consolidated investments	$7,874	$7,653

	December 31,
	2023	2022
	(In millions)
Other intangibles, net
Natural Gas Pipelines	$742	$439
Products Pipelines	687	777
Terminals	26	38
CO2	502	555
Total consolidated other intangibles, net	$1,957	$1,809

	December 31,
	2023	2022
	(In millions)
Assets
Natural Gas Pipelines	$49,883	$47,978
Products Pipelines	8,781	8,985
Terminals	8,235	8,357
CO2	3,497	3,449
Corporate assets(d)	624	1,309
Total consolidated assets	$71,020	$70,078
(a)Includes costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)Includes (gain) loss on divestitures and impairments, net and other (expense) income, net.
(c)Includes revenues, earnings from equity investments, and other, net, less operating expenses, (gain) loss on divestitures and impairments, net and other (expense) income, net.
(d)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

We do not attribute interest and debt expense to any of our reportable business segments.

Following is geographic information regarding the revenues and long-lived assets of our business:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Revenues from external customers
U.S.	$15,255	$19,036	$16,479
Mexico and other foreign	79	164	131
Total consolidated revenues from external customers	$15,334	$19,200	$16,610

	December 31,
	2023	2022	2021
	(In millions)
Long-term assets, excluding goodwill and other intangibles
U.S.	$46,328	$44,425	$44,916
Mexico and other foreign	72	75	78
Canada	—	1	1
Total consolidated long-lived assets	$46,400	$44,501	$44,995

17.  Leases

Following are components of our lease cost:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Operating leases	$71	$62	$60
Short-term and variable leases	127	101	109
Total lease cost	$198	$163	$169

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except lease term and discount rate)
Operating cash flows from operating leases	$(157)	$(132)	$(137)
Investing cash flows from operating leases	(41)	(31)	(32)
ROU assets obtained in exchange for operating lease obligations, net of retirements	56	22	59
Amortization of ROU assets	58	50	47

Weighted average remaining lease term	8.72 years	9.8 years	10.39 years
Weighted average discount rate	4.59%	4.26%	3.95%

Amounts recognized in the accompanying consolidated balance sheets are as follows:

		December 31,
Lease Activity(a)	Balance sheet location	2023	2022
		(In millions)
ROU assets	Deferred charges and other assets	$285	$287
Short-term lease liability	Other current liabilities	55	47
Long-term lease liability	Other long-term liabilities and deferred credits	230	240
(a)We have immaterial financing leases recorded as of December 31, 2023 and 2022.

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2023 are as follows:

Year	Commitment
(In millions)
2024	$67
2025	56
2026	40
2027	33
2028	25
Thereafter	145
Total lease payments	366
Less: Interest	(81)
Present value of lease liabilities	$285

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

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee against Eni S.p.A. after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims and other claims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims and other claims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations which were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC, a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal and its motion for rehearing in 2023. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims and other claims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. Eni S.p.A. filed a notice of appeal to the state Appellate Division. We intend to vigorously oppose Eni S.p.A’s appeal, which remains pending.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed a lawsuit against KMTP and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. On October 24, 2022, the trial court granted our motion for summary judgment on all of Freeport’s claims. On November 21, 2022, Freeport filed a notice of appeal to the 14th Court of Appeals, where the matter remains pending. We believe our declaration of force majeure was proper and intend to continue to vigorously defend this case.

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was filed initially in federal court in Michigan, then transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590), and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a purported class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. These claims challenge plan provisions which are alleged to constitute impermissible “backloading” or “cutback” of benefits. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. Plaintiffs seek to recover early retirement benefits as well as declaratory and injunctive relief, but have not pleaded, disclosed or otherwise specified a calculation of alleged damages. Accordingly, the extent of potential plan liabilities for past or future benefits, if any, remains to be determined in a bench trial scheduled to begin on August 5, 2024. We believe we have numerous and substantial defenses and intend to vigorously defend this case.

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

Arizona Line 2000 Rupture

On August 15, 2021, the 30” EPNG Line 2000 natural gas transmission pipeline ruptured in a rural area in Coolidge, Arizona. The failure resulted in a fire which destroyed a home, resulting in two fatalities and one injury. The National Transportation Safety Board investigated the incident and issued its report on April 27, 2023. EPNG completed the physical work on Line 2000 in accordance with PHMSA’s requirements and returned the pipeline to commercial service in February 2023. We notified our insurers and resolved the claims presented by or on behalf of the owner and residents of the home without litigation or a material adverse impact to our business.

General

As of December 31, 2023 and 2022, our total reserve for legal matters was $23 million and $70 million, respectively.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated to be more than $2.8 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time we anticipate the non-judicial allocation process will be complete in or around June 2025. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. Because costs associated with any remedial plan are expected to be spread over at least several years, we do not anticipate that our share of the costs of the remediation will have a material adverse impact to our business.

In addition to CERCLA cleanup costs, we are reviewing and will attempt to settle, if possible, NRD claims in the amount of approximately $5 million asserted by state and federal trustees following their natural resource assessment of the PHSS.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a motion to Enter Consent Decree in the U.S. District Court. We believe our share of the costs to resolve this matter, including our share of the settlement with the EPA and the costs to remediate the Site, if any, will not have a material adverse impact to our business.

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

On March 29, 2019, the City of New Orleans (Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party. On May 3, 2023, the U.S. District Court re-opened the case. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

Hurricane Harvey Emission Event

In August 2017, KMLT discovered that three tanks at its Pasadena, Texas Terminal failed during Hurricane Harvey. The tank failures resulted in emissions of products being stored in the tanks. The emissions were properly reported to the Texas Commission on Environmental Quality. On November 15, 2019, the State of Texas filed a petition against KMLT in a state district court in Harris County, Texas alleging that violations of maintenance standards contributed to cause both the tank failures in August 2017, and a subsequent tank failure in 2018. The State seeks monetary penalties and corrective actions by KMLT. The State amended its petition in May 2023; the amended petition also seeks penalties and corrective actions. We intend to vigorously defend this case, and we do not anticipate the cost to resolve this matter including the costs to comply with corrective actions, if any, will have a material impact to our business.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of December 31, 2023 and 2022, we have accrued a total reserve for environmental liabilities in the amount of $199 million and $221 million, respectively. In addition, as of December 31, 2023 and 2022, we had receivables of $11 million and $12 million, respectively, recorded for expected cost recoveries that have been deemed probable.

Challenge to Federal “Good Neighbor Plan”

On July 14, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the EPA’s final action promulgating the EPA’s final rule known as the “Good Neighbor Plan” (the Plan). The Plan was published in the Federal Register as a final rule on June 5, 2023. The Plan is a federal implementation plan to address certain interstate transport requirements of the Clean Air Act for the 2015 8-hour Ozone NAAQS. We believe that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. On July 27, 2023, we filed a Motion to Stay the Plan Pending Review, and on September 25, 2023, the U.S. Court of Appeals denied the Motion. On October 13, 2023, we filed an Emergency Application for Stay of Final Agency Action in the United States Supreme Court. On December 20, 2023, the Supreme Court issued an order deferring consideration of the Emergency Application for Stay pending oral argument which is scheduled to take place February 21, 2024.

On July 31, 2023 and September 29, 2023, the EPA published interim final rules entitled, respectively, “Federal ‘Good Neighbor Plan’ for the 2015 Ozone NAAQS; Response to Judicial Stays of SIP Disapproval Action for Certain States” and “Federal ‘Good Neighbor Plan’ for the 2015 Ozone NAAQS; Response to Additional Judicial Stays of SIP Disapproval Action for Certain States.” We filed petitions for review against the EPA and others in the U.S. Court of Appeals for the District of Columbia seeking review of the interim final rule and the second interim final rule on September 29, 2023 and November 17, 2023, respectively.

If the Plan were to remain in effect in its current form (including full compliance by its compliance deadline, and assuming failure of all pending challenges to state implementation plan disapprovals and no successful challenge to the Plan), we anticipate that it would have a material impact on us. However, impacts of the Plan are difficult to predict, given the extensive pending litigation. We would seek to mitigate the impacts, and to recover expenditures through adjustments to our rates on our regulated assets where available.

19.	Recent Accounting Pronouncements

Accounting Standards Updates

Reference Rate Reform (Topic 848)

On March 12, 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the SOFR. Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met.

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

We amended certain of our existing fixed-to-variable interest rate swap agreements, which were designated as fair value hedges, to transition the variable leg of such agreements from LIBOR to SOFR. Concurrent with these amendments, we elected certain of the optional expedients provided in Topic 848 which allow us to maintain our prior designation of fair value hedge accounting to these agreements. As of December 31, 2023, we no longer have any such agreements outstanding that include a LIBOR reference rate. See Note 14 “Risk Management—Interest Rate Risk Management” for more information on our interest rate risk management activities.

ASU No. 2023-07

On November 27, 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU amends reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the ASU is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s annual and interim disclosures.

ASU No. 2023-09

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This ASU will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s annual disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

We completed the STX Midstream acquisition in a purchase business acquisition on December 28, 2023. We excluded this business from the scope of management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. STX Midstream’s total assets and total revenues each represent less than 3% of our related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2024 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2024.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)Documents Filed as Part of the Report

(1) Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements” set forth on Page 70.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(3)Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed May 16, 2023 (File No. 001-35081)).

3.2	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K, filed January 24, 2023 (File No. 001-35081)).

4.1	Form of certificate representing Class P common stock of KMI (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773)).

4.2	Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

4.3	Amendment No. 1 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.3 to KMI’s Current Report on Form 8-K filed on May 30, 2012 (File No. 001-35081)).

4.4	Amendment No. 2 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.1 to KMI’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-35081)).

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

4.9	Specimen of 7.40% Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234)).

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

4.32
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

4.37
Certificate of the Vice President and Treasurer and Vice President and Chief Financial Officer of Kinder Morgan, Inc. establishing the terms of the 5.200% Notes due 2033 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-35081)).

4.38	Certain instruments with respect to long-term debt of KMI and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of KMI and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601. KMI hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

4.39	Description of Capital Stock of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.40
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

10.2	2021 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File No. 001-35081)).

10.3	2016 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-35081))

10.4	2018 Form of Employee Restricted Stock Unit Agreement (filed as Exhibit 10.3 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-35081))

10.5
Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (filed as Exhibit 10.4 to KMI’s Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35081)).

10.6	2021 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.5 to KMI’s Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35081)).

10.7	KMI Employees Stock Purchase Plan (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

10.8	Amended and Restated Annual Incentive Plan of KMI (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed January 26, 2021 (File No. 001-35081)).

10.9
Revolving Credit Agreement, dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed August 25, 2021 (File No. 001-35081)).

10.10
First Amendment dated December 15, 2022 to Revolving Credit Agreement dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.12 to KMI's Annual Report on Form 10-K for the year ended December 31, 2022 filed February 8, 2023 (File 001-35081)).

10.11	Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2023.

21.1	Subsidiaries of KMI.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation.

101	Interactive data files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16.  Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. Registrant

/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer
Date:	February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 20, 2024
David P. Michels

/s/ KIMBERLY A. DANG	Chief Executive Officer (principal executive officer); Director	February 20, 2024
Kimberly A. Dang

/s/ RICHARD D. KINDER	Executive Chairman	February 20, 2024
Richard D. Kinder

/s/ TED A. GARDNER	Director	February 20, 2024
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 20, 2024
Anthony W. Hall, Jr.

/s/ STEVEN J. KEAN	Director	February 20, 2024
Steven J. Kean

/s/ RONALD L. KUEHN, JR.	Director	February 20, 2024
Ronald L. Kuehn, Jr.

/s/ DEBORAH A. MACDONALD	Director	February 20, 2024
Deborah A. Macdonald

/s/ MICHAEL C. MORGAN	Director	February 20, 2024
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 20, 2024
Arthur C. Reichstetter

/s/ C. PARK SHAPER	Director	February 20, 2024
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 20, 2024
William A. Smith

/s/ JOEL V. STAFF	Director	February 20, 2024
Joel V. Staff

/s/ ROBERT F. VAGT	Director	February 20, 2024
Robert F. Vagt