Form 10-Q
period 2024-03-31
KINDER MORGAN, INC.
filed 2024-04-19
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of April 18, 2024, the registrant had 2,219,384,484 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	LLC	=	limited liability company
Bbl	=	barrels	MBbl	=	thousand barrels
BBtu	=	billion British Thermal Units	MMBbl	=	million barrels
Bcf	=	billion cubic feet	MMtons	=	million tons
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NGL	=	natural gas liquids
			NYMEX	=	New York Mercantile Exchange
CO2	=	carbon dioxide or our CO2 business segment	OTC	=	over-the-counter
DD&A	=	depreciation, depletion and amortization	RNG	=	Renewable natural gas
EPA	=	U.S. Environmental Protection Agency	ROU	=	Right-of-Use
FASB	=	Financial Accounting Standards Board	U.S.	=	United States of America
GAAP	=	U.S. Generally Accepted Accounting Principles	WTI	=	West Texas Intermediate

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate sales, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: long-term demand for our assets and services, expected financial results, dividends, sustaining and discretionary/expansion capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including expected completion timing and benefits of those projects.

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; the outcomes of challenges to new regulations; our ability to mitigate the impacts of and recover expenditures made in respect of new regulations; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report, as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors” and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2023 (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues
Services	$2,232	$2,069
Commodity sales	1,520	1,785
Other	90	34
Total Revenues	3,842	3,888
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,107	1,215
Operations and maintenance	680	639
Depreciation, depletion and amortization	587	565
General and administrative	175	166
Taxes, other than income taxes	111	110
Gain on divestitures, net	(32)	—
Other income, net	(9)	(1)
Total Operating Costs, Expenses and Other	2,619	2,694
Operating Income	1,223	1,194
Other Income (Expense)
Earnings from equity investments	243	165
Amortization of excess cost of equity investments	(12)	(17)
Interest, net	(472)	(445)
Other, net	—	2
Total Other Expense	(241)	(295)
Income Before Income Taxes	982	899
Income Tax Expense	(209)	(196)
Net Income	773	703
Net Income Attributable to Noncontrolling Interests	(27)	(24)
Net Income Attributable to Kinder Morgan, Inc.	$746	$679

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.33	$0.30
Basic and Diluted Weighted Average Shares Outstanding	2,220	2,247
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$773	$703
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $21 and $(32), respectively)	(69)	106
Reclassification into earnings of net derivative instruments (gain) to net income (net of taxes of $1 and $15, respectively)	(3)	(49)
Benefit plan adjustments (net of taxes of $(4) and $(1), respectively)	13	4
Total other comprehensive (loss) income	(59)	61
Comprehensive income	714	764
Comprehensive income attributable to noncontrolling interests	(27)	(24)
Comprehensive income attributable to KMI	$687	$740
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$119	$83
Restricted deposits	24	13
Accounts receivable	1,404	1,588
Fair value of derivative contracts	55	126
Inventories	548	525
Other current assets	157	207
Total current assets	2,307	2,542
Property, plant and equipment, net	37,313	37,297
Investments	7,906	7,874
Goodwill	20,094	20,121
Other intangibles, net	1,907	1,957
Deferred charges and other assets	1,209	1,229
Total Assets	$70,736	$71,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$1,975	$4,049
Accounts payable	1,074	1,366
Accrued interest	365	513
Accrued taxes	196	272
Fair value of derivative contracts	270	205
Other current liabilities	695	816
Total current liabilities	4,575	7,221
Long-term liabilities and deferred credits
Long-term debt
Outstanding	30,071	27,880
Debt fair value adjustments	100	187
Total long-term debt	30,171	28,067
Deferred income taxes	1,568	1,388
Other long-term liabilities and deferred credits	2,679	2,615
Total long-term liabilities and deferred credits	34,418	32,070
Total Liabilities	38,993	39,291
Commitments and contingencies (Notes 4 and 10)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,219,374,654 and 2,219,729,644 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,200	41,190
Accumulated deficit	(10,574)	(10,689)
Accumulated other comprehensive loss	(276)	(217)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,372	30,306
Noncontrolling interests	1,371	1,423
Total Stockholders’ Equity	31,743	31,729
Total Liabilities and Stockholders’ Equity	$70,736	$71,020
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net income	$773	$703
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	587	565
Deferred income taxes	198	190
Amortization of excess cost of equity investments	12	17
Change in fair value of derivative contracts	50	(66)
Gain on divestitures, net	(32)	—
Earnings from equity investments	(243)	(165)
Distributions of equity investment earnings	183	188
Changes in components of working capital
Accounts receivable	159	536
Inventories	(17)	88
Other current assets	25	93
Accounts payable	(187)	(368)
Accrued interest, net of interest rate swaps	(134)	(162)
Accrued taxes	(75)	(73)
Other current liabilities	(101)	(161)
Other, net	(9)	(52)
Net Cash Provided by Operating Activities	1,189	1,333

Cash Flows From Investing Activities
Capital expenditures	(619)	(507)
Contributions to investments	(18)	(45)
Distributions from equity investments in excess of cumulative earnings	35	61
Other, net	30	(17)
Net Cash Used in Investing Activities	(572)	(508)

Cash Flows From Financing Activities
Issuances of debt	4,007	2,794
Payments of debt	(3,882)	(3,180)
Debt issue costs	(17)	(13)
Dividends	(631)	(627)
Repurchases of shares	(7)	(113)
Distributions to noncontrolling interests	(39)	(39)
Other, net	(1)	(3)
Net Cash Used in Financing Activities	(570)	(1,181)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	47	(356)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash, Cash Equivalents and Restricted Deposits, end of period	$143	$438

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2024	2023
Cash and Cash Equivalents, beginning of period	$83	$745
Restricted Deposits, beginning of period	13	49
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash and Cash Equivalents, end of period	119	416
Restricted Deposits, end of period	24	22
Cash, Cash Equivalents and Restricted Deposits, end of period	143	438
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$47	$(356)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$20	$11
Assets contributed to equity investment	—	16
Net increase in property, plant and equipment from both accruals and contractor retainage		15
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	606	617
Cash (refund) paid during the period for income taxes, net	(2)	1
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares			17			17		17
Net income				746		746	27	773
Dividends				(631)		(631)		(631)
Distributions						—	(39)	(39)
Acquisition adjustment (Note 2)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive loss					(59)	(59)		(59)
Balance at March 31, 2024	2,219	$22	$41,200	$(10,574)	$(276)	$30,372	$1,371	$31,743

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2022	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(7)		(113)			(113)		(113)
Restricted shares			15			15		15
Net income				679		679	24	703
Dividends				(627)		(627)		(627)
Distributions						—	(39)	(39)
Other comprehensive income					61	61		61
Balance at March 31, 2023	2,241	$22	$41,575	$(10,499)	$(341)	$30,757	$1,357	$32,114
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 79,000 miles of pipelines, 139 terminals, 702 Bcf of working natural gas storage capacity and have RNG generation capacity of approximately 6.1 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2023 Form 10-K.

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

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in undistributed earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be restricted stock or restricted stock units issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Net Income Available to Stockholders	$746	$679
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)
Net Income Allocated to Common Stockholders	$742	$675

Basic Weighted Average Shares Outstanding	2,220	2,247
Basic Earnings Per Share	$0.33	$0.30
(a)As of March 31, 2024, there were 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended March 31,
	2024	2023
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13
Convertible trust preferred securities	3	3

2. Acquisition

South Texas Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,831 million, including preliminary purchase price adjustments for working capital. During the quarter ended March 31, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $11 million, resulting in a net $27 million decrease to goodwill. Our allocation of the purchase price is summarized below:

		Assignment of Purchase Price
Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Non-controlling interest	Resulting goodwill
	(In millions)
STX Midstream(a)	$1,831	$25	$1,199	$549	$(5)	$(66)	$129
(a)The purchase price allocation for the STX Midstream acquisition is preliminary.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisition as if it had occurred as of January 1, 2023 is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Goodwill

Changes in the amounts of our goodwill for the three months ended March 31, 2024 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Goodwill as of December 31, 2023	$14,249	$2,499	$928	$1,378	$151	$802	$114	$20,121
Acquisition(a)	—	(27)	—	—	—	—	—	(27)
Goodwill as of March 31, 2024	$14,249	$2,472	$928	$1,378	$151	$802	$114	$20,094
(a)Reflects adjustment to purchase price allocation related to the December 2023 STX Midstream acquisition.

3. Losses on Impairments

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

Ruby Chapter 11 Bankruptcy

On January 13, 2023, the bankruptcy court confirmed a plan of reorganization satisfactory to all interested parties regarding Ruby, which involved payment of Ruby’s outstanding senior notes with the proceeds from the sale of Ruby to Tallgrass Energy LP, a settlement by KMI and Pembina Pipeline Corporation of certain potential causes of action relating to the bankruptcy, and cash on hand. Our payment to the bankruptcy estate, net of payments received in respect of a long-term subordinated note receivable from Ruby, was approximately $28.5 million which was accrued for as of December 31, 2022. Consummation of the settlement and the sale of Ruby to Tallgrass occurred on January 13, 2023. We fully impaired our equity investment in Ruby in the fourth quarter of 2019 and fully impaired our investment in Ruby’s subordinated notes in the first quarter of 2021.

4. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2024	December 31, 2023
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	525	1,989
Current portion of senior notes
4.15% due February 2024	—	650
4.30% due May 2024	600	600
4.25% due September 2024	650	650
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	89	49
Total current portion of debt	1,975	4,049

Long-term debt (excluding current portion)
Senior notes	29,492	27,255
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	307	311
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	162	204
Total long-term debt	30,071	27,880
Total debt(c)	$32,046	$31,929
(a)Weighted average interest rate on borrowings at March 31, 2024 and December 31, 2023 was 5.50% and 5.68%, respectively.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of March 31, 2024 and December 31, 2023, increased our total debt balances by $100 million and $187 million, respectively.

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

Credit Facilities and Restrictive Covenants

As of March 31, 2024, we had no borrowings outstanding under our credit facility, $525 million borrowings outstanding under our commercial paper program and $81 million in letters of credit. Our availability under our credit facility as of March 31, 2024 was $2.9 billion. For the period ended March 31, 2024, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2024		December 31, 2023
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,146	$31,280	$32,116	$31,370
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $209 million and $207 million as of March 31, 2024 and December 31, 2023, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2024 and December 31, 2023.

5. Stockholders’ Equity

Class P Common Stock

We have a board-approved share buy-back program that authorizes share repurchase of up to $3 billion. During the three months ended March 31, 2024, we repurchased less than 1 million of our shares for $7 million at an average price of $16.50 per share.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2024	2023
Per share cash dividend declared for the period	$0.2875	$0.2825
Per share cash dividend paid in the period	0.2825	0.2775

On April 17, 2024, our board of directors declared a cash dividend of $0.2875 per share for the quarterly period ended March 31, 2024, which is payable on May 15, 2024 to shareholders of record as of the close of business on April 30, 2024.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2023	$(44)	$(173)	$(217)
Other comprehensive (loss) gain before reclassifications	(69)	13	(56)
Gain reclassified from accumulated other comprehensive loss	(3)	—	(3)
Net current-period change in accumulated other comprehensive loss	(72)	13	(59)
Balance as of March 31, 2024	$(116)	$(160)	$(276)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	106	4	110
Gain reclassified from accumulated other comprehensive loss	(49)	—	(49)
Net current-period change in accumulated other comprehensive loss	57	4	61
Balance as of March 31, 2023	$(107)	$(234)	$(341)

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

Energy Commodity Price Risk Management

As of March 31, 2024, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.6)	MMBbl
Natural gas fixed price	(71.1)	Bcf
Natural gas basis	(48.9)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Crude oil basis	(4.2)	MMBbl
Natural gas fixed price	(3.2)	Bcf
Natural gas basis	(76.6)	Bcf
NGL fixed price	(1.4)	MMBbl

As of March 31, 2024, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$5,950	Fair value hedge	March 2035
(a)The principal amount of hedged senior notes consisted of $1,200 million included in “Current portion of debt” and $4,750 million included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$37	$77	$(116)	$(75)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	12	(50)	(29)
Subtotal	37	89	(166)	(104)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(116)	(120)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	28	37	(198)	(158)
Subtotal	28	37	(314)	(278)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(12)	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(2)	(2)
Subtotal	—	—	(14)	(4)
Total	65	126	(494)	(386)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	18	49	(26)	(8)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	2	3	(1)	(1)
Total	20	52	(27)	(9)
Total derivatives	$85	$178	$(521)	$(395)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2024
Energy commodity derivative contracts(b)	$39	$18	$—	$57	$(34)	$—	$23
Interest rate contracts	—	28	—	28	—	—	28
As of December 31, 2023
Energy commodity derivative contracts(b)	$65	$75	$—	$140	$(16)	$—	$124
Interest rate contracts	—	38	—	38	—	—	38

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2024
Energy commodity derivative contracts(b)	$(21)	$(172)	$—	$(193)	$34	$(21)	$(180)
Interest rate contracts	—	(314)	—	(314)	—	—	(314)
Foreign currency contracts	—	(14)	—	(14)	—	—	(14)
As of December 31, 2023
Energy commodity derivative contracts(b)	$(17)	$(96)	$—	$(113)	$16	$(85)	$(182)
Interest rate contracts	—	(278)	—	(278)	—	—	(278)
Foreign currency contracts	—	(4)	—	(4)	—	—	(4)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2024	2023
		(In millions)
Interest rate contracts	Interest, net	$(56)	$118

Hedged fixed rate debt(a)	Interest, net	$57	$(118)
(a)As of March 31, 2024, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $292 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
	(In millions)			(In millions)
Energy commodity derivative contracts	$(93)	$135	Revenues—Commodity sales	$20	$64
			Costs of sales	(7)	(7)
Interest rate contracts	13	—	Interest, net	4	—
Foreign currency contracts	(10)	3	Other, net	(13)	7
Total	$(90)	$138	Total	$4	$64
(a)We expect to reclassify approximately $96 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2024 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2024	2023
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(11)	$22
	Costs of sales	(14)	69
	Earnings from equity investments	—	1
Interest rate contracts	Interest, net	(2)	5
Total(a)		$(27)	$97
(a)The three months ended March 31, 2024 and 2023 amounts include approximate gains of $24 million and $28 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2024 and December 31, 2023, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2024 we had cash margins of $7 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2023, we had cash margins of $63 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The cash margin balance at March 31, 2024 represents our initial margin requirements of $28 million and variation margin requirements of $21 million posted by our counterparties. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2024, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $118 million of additional collateral.

7. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$992	$58	$212	$—	$(1)	$1,261
Fee-based services	271	248	109	12	(1)	639
Total services	1,263	306	321	12	(2)	1,900
Commodity sales
Natural gas sales	624	—	—	23	(3)	644
Product sales	223	364	13	267	(1)	866
Total commodity sales	847	364	13	290	(4)	1,510
Total revenues from contracts with customers	2,110	670	334	302	(6)	3,410
Other revenues(c)
Leasing services(d)	115	53	162	12	—	342
Derivatives adjustments on commodity sales	42	(1)	—	(32)	—	9
Other	69	6	—	6	—	81
Total other revenues	226	58	162	(14)	—	432
Total revenues	$2,336	$728	$496	$288	$(6)	$3,842

	Three Months Ended March 31, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$917	$40	$207	$—	$(1)	$1,163
Fee-based services	236	240	98	10	—	584
Total services	1,153	280	305	10	(1)	1,747
Commodity sales
Natural gas sales	799	—	—	20	(2)	817
Product sales	274	336	4	268	(1)	881
Total commodity sales	1,073	336	4	288	(3)	1,698
Total revenues from contracts with customers	2,226	616	309	298	(4)	3,445
Other revenues(c)
Leasing services(d)	117	47	152	14	—	330
Derivatives adjustments on commodity sales	107	(1)	—	(20)	—	86
Other	16	6	—	5	—	27
Total other revenues	240	52	152	(1)	—	443
Total revenues	$2,466	$668	$461	$297	$(4)	$3,888

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

Contract Balances

As of March 31, 2024 and December 31, 2023, our contract asset balances were $26 million and $34 million, respectively. Of the contract asset balance at December 31, 2023, $19 million was transferred to accounts receivable during the three months ended March 31, 2024. As of March 31, 2024 and December 31, 2023, our contract liability balances were $417 million and $415 million, respectively. Of the contract liability balance at December 31, 2023, $43 million was recognized as revenue during the three months ended March 31, 2024.

In addition to our contract balances above, we also had lease contract liabilities associated with prepaid fixed reservation charges under long-term transportation and terminaling contracts totaling $629 million and $643 million as of March 31, 2024 and December 31, 2023, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2024 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Nine months ended December 31, 2024	$3,589
2025	4,223
2026	3,565
2027	2,931
2028	2,530
Thereafter	14,490
Total	$31,328

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

8.  Reportable Segments

Financial information by segment follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,333	$2,463
Intersegment revenues	3	3
Products Pipelines	728	668
Terminals
Revenues from external customers	494	460
Intersegment revenues	2	1
CO2
Revenues from external customers	287	297
Intersegment revenues	1	—
Corporate and intersegment eliminations	(6)	(4)
Total consolidated revenues	$3,842	$3,888

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,514	$1,495
Products Pipelines	292	184
Terminals	269	254
CO2	158	172
Total Segment EBDA	2,233	2,105
DD&A	(587)	(565)
Amortization of excess cost of equity investments	(12)	(17)
General and administrative and corporate charges	(180)	(179)
Interest, net	(472)	(445)
Income tax expense	(209)	(196)
Total consolidated net income	$773	$703

	March 31, 2024	December 31, 2023
	(In millions)
Assets
Natural Gas Pipelines	$49,677	$49,883
Products Pipelines	8,750	8,781
Terminals	8,213	8,235
CO2	3,450	3,497
Corporate assets(b)	646	624
Total consolidated assets	$70,736	$71,020
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.

(b)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

9.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions, except percentages)
Income tax expense	$209	$196
Effective tax rate	21.3%	21.8%

The effective tax rate for the three months ended March 31, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings and Products (SE) Pipe Line Company (PPL) and an adjustment to our deferred tax liability as a result of a reduction in the state tax rate.

The effective tax rate for the three months ended March 31, 2023 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL.

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

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee against Eni S.p.A. after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims and other claims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims and other claims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations which were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC, a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal and its motion for rehearing in 2023. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims and other claims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. Eni S.p.A. filed a notice of appeal to the state Appellate Division, which heard oral argument on April 2, 2024. We intend to vigorously oppose Eni S.p.A’s appeal, which remains pending.

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

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions which are alleged to constitute impermissible “backloading” or “cutback” of benefits, and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. Plaintiffs seek to recover early retirement benefits as well as declaratory and injunctive relief, but have not pleaded, disclosed or otherwise specified a calculation of alleged damages. The extent of potential plan liabilities for past or future benefits, if any, remains to be determined in connection with pending cross motions for summary judgment on the question of liability or a bench trial scheduled to begin on August 5, 2024 with respect to any claims not resolved on summary judgment. We believe we have numerous and substantial defenses and intend to vigorously defend this case. To the extent an adverse judgment or order results in an increase in plan liabilities, we may elect, as the sponsor of the plans, to address them in accordance with applicable ERISA provisions, including provisions which allow for contributions to the plans over several years. Accordingly, we do not anticipate that the resolution of this matter will have a material impact to our business.

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

General

As of March 31, 2024 and December 31, 2023, our total reserve for legal matters was $32 million and $23 million, respectively.

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

On March 29, 2019, the City of New Orleans (Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party. On May 3, 2023, the U.S. District Court re-opened the case. On February 28, 2024, the Court entered partial Final Judgment dismissing a co-defendant from the case and stayed the case pending appeal of that Judgment. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

Hurricane Harvey Emission Event

In August 2017, KMLT discovered that three tanks at its Pasadena, Texas Terminal failed during Hurricane Harvey. The tank failures resulted in emissions of products being stored in the tanks. The emissions were properly reported to the Texas Commission on Environmental Quality. On November 15, 2019, the State of Texas filed a petition against KMLT in a state district court in Harris County, Texas alleging that violations of maintenance standards contributed to cause both the tank failures in August 2017, and a subsequent tank failure in 2018. The State was seeking monetary penalties and corrective actions by KMLT. The State amended its petition in May 2023; the amended petition also sought penalties and corrective actions. On March 26, 2024, we reached an agreement with the State to settle this case. The cost to settle this case will not have a material impact to our business.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of both March 31, 2024 and December 31, 2023, we have accrued a total reserve for environmental liabilities in the amount of $199 million. In addition, as of March 31, 2024 and December 31, 2023, we had receivables of $10 million and $11 million, respectively, recorded for expected cost recoveries that have been deemed probable.

Challenge to Federal “Good Neighbor Plan”

On July 14, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the EPA’s final action promulgating the EPA’s final rule known as the “Good Neighbor Plan” (the Plan). The Plan was published in the Federal Register as a final rule on June 5, 2023. The Plan is a federal implementation plan to address certain interstate transport requirements of the Clean Air Act for the 2015 8-hour Ozone National Ambient Air Quality Standards (NAAQS). We believe that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. On July 27, 2023, we filed a Motion to Stay the Plan Pending Review, and on September 25, 2023, the U.S. Court of Appeals denied the Motion. On October 13, 2023, we filed an Emergency Application for Stay of Final Agency Action in the United States Supreme Court. On December 20, 2023, the Supreme Court issued an order deferring consideration of the Emergency Application for Stay pending oral argument which took place February 21, 2024.

On July 31, 2023 and September 29, 2023, the EPA published interim final rules entitled, respectively, “Federal ‘Good Neighbor Plan’ for the 2015 Ozone NAAQS; Response to Judicial Stays of SIP Disapproval Action for Certain States” and “Federal ‘Good Neighbor Plan’ for the 2015 Ozone NAAQS; Response to Additional Judicial Stays of SIP Disapproval Action for Certain States.” We filed petitions for review against the EPA and others in the U.S. Court of Appeals for the District of Columbia seeking review of the interim final rule and the second interim final rule on September 29, 2023 and November 17, 2023, respectively. On February 1, 2024, the U.S. Court of Appeals ordered these cases be held in abeyance pending further order of the Court.

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

11. Recent Accounting Pronouncements

Accounting Standards Updates (ASU)

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

ASU No. 2023-09

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU is intended to improve the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This ASU will be effective for annual periods beginning after December 15, 2024, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s annual disclosures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2023 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2023 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2023 Form 10-K; and (iv) “Risk Factors” in Part I, Item 1 in our 2023 Form 10-K.

2024 Dividends and Discretionary Capital

We expect to declare dividends of $1.15 per share for 2024, a 2% increase from the 2023 declared dividends of $1.13 per share. We now expect to invest $2.15 billion in expansion projects, acquisitions, and contributions to joint ventures during 2024.

The expectations for 2024 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses, including amortization of excess cost of equity investments, (EBDA) (as presented in Note 8 “Reportable Segments”). Management also considers the non-GAAP financial measures of Adjusted Net Income Attributable to Common Stock, and distributable cash flow (DCF), both in the aggregate and per share for each, Adjusted Segment EBDA, Adjusted Net Income Attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and Net Debt.

GAAP Financial Measures

The Consolidated Earnings Results for the three months ended March 31, 2024 and 2023 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 8 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the three months ended March 31, 2024 and 2023, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Certain Items
Fair value amortization	$—	$(4)
Change in fair value of derivative contracts(a)	50	(68)
(Gain) loss on divestitures and impairment, net	(29)	67
Income tax Certain Items(b)	(9)	1
Total Certain Items(c)(d)	$12	$(4)
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)2023 amount includes the following amounts reported within “Earnings from equity investments” on the accompanying consolidated statements of income: (i) $(2) million included within “Change in fair value of derivative contracts” and (ii) $67 million included within “(Gain) loss on divestitures and impairment, net” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 3 “Losses on Impairments—Impairments”).
(d)2024 and 2023 amounts include, in the aggregate, $2 million and $(8) million, respectively, included within “Interest, net” on the accompanying consolidated statements of income which consist of (i) $(4) million for the 2023 period only of “Fair value amortization” and (ii) $2 million and $(4) million, respectively, of “Change in fair value of derivative contracts.”

Adjusted Net Income Attributable to Kinder Morgan, Inc.

Adjusted Net Income Attributable to Kinder Morgan, Inc. is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items. Adjusted Net Income Attributable to Kinder Morgan, Inc. is used by us, investors and other external users of our financial statements as a supplemental measure that provides decision-useful information regarding our period-over-period performance and ability to generate earnings that are core to our ongoing operations. We believe the GAAP measure most directly comparable to Adjusted Net Income Attributable to Kinder Morgan, Inc. is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” below.

Adjusted Net Income Attributable to Common Stock and Adjusted EPS

Adjusted Net Income Attributable to Common Stock is calculated by adjusting Net income attributable to Kinder Morgan, Inc., the most comparable GAAP measure, for Certain Items, and further for net income allocated to participating securities and adjusted net income in excess of distributions for participating securities. We believe Adjusted Net Income Attributable to Common Stock allows for calculation of adjusted earnings per share (Adjusted EPS) on the most comparable basis with earnings per share, the most comparable GAAP measure to Adjusted EPS. Adjusted EPS is calculated as Adjusted Net Income Attributable to Common Stock divided by our weighted average shares outstanding. Adjusted EPS applies the same two-class method used in arriving at basic earnings per share. Adjusted EPS is used by us, investors and other external users of our financial statements as a per-share supplemental measure that provides decision-useful information regarding our period-over-period performance and ability to generate earnings that are core to our ongoing operations. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” below.

DCF

DCF is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items, and further for DD&A and amortization of excess cost of equity investments, income tax expense, cash taxes, sustaining capital expenditures and other items. We also adjust amounts from joint ventures for income taxes, DD&A, cash taxes and sustaining capital expenditures (see “—Amounts from Joint Ventures” below). DCF is a significant performance measure used by us, investors and other external users of our financial statements to evaluate our performance and to measure and estimate the ability of our assets to generate economic earnings after paying interest expense, paying cash taxes and expending sustaining capital. DCF provides additional insight into the specific costs associated with our assets in the current period and facilitates period-to-period comparisons of our performance from ongoing business activities. DCF is also used by us, investors, and other external users to compare the performance of companies across our industry. DCF per share serves as the primary financial performance target for purposes of annual bonuses under our annual incentive compensation program and for performance-based vesting of equity compensation grants under our long-term incentive compensation program. DCF should not be used as an alternative to net cash provided by operating activities computed under GAAP. We believe the GAAP measure most directly comparable to DCF is Net income attributable to Kinder Morgan, Inc. DCF per share is DCF divided by average outstanding shares, including restricted stock awards that participate in dividends. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” below.

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting segment earnings before DD&A and amortization of excess cost of equity investments, general and administrative expenses and corporate charges, interest expense, and income taxes (Segment EBDA) for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management, investors and other external users of our financial statements additional insight into performance trends across our business segments, our segments’ relative contributions to our consolidated performance and the ability of our segments to generate earnings on an ongoing basis. Adjusted Segment EBDA is also used as a factor in determining compensation under our annual incentive compensation program for our business segment presidents and other business segment employees. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. See “—Non-GAAP Financial Measures—Reconciliation of Segment EBDA to Adjusted Segment EBDA” below.

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A and amortization of excess cost of equity investments, income tax expense and interest. We also include amounts from joint ventures for income taxes and DD&A (see “—Amounts from Joint Ventures” below). Adjusted EBITDA is used by management, investors and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2024, by subtracting the following amounts from our debt balance of $32,146 million: (i) cash and cash equivalents of $119 million; (ii) debt fair value adjustments of $100 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(4) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2024	2023	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$3,842	$3,888	$(46)	(1)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,107)	(1,215)	108	9%
Operations and maintenance	(680)	(639)	(41)	(6)%
DD&A	(587)	(565)	(22)	(4)%
General and administrative	(175)	(166)	(9)	(5)%
Taxes, other than income taxes	(111)	(110)	(1)	(1)%
Gain on divestitures, net	32	—	32	—%
Other income, net	9	1	8	800%
Total Operating Costs, Expenses and Other	(2,619)	(2,694)	75	3%
Operating Income	1,223	1,194	29	2%
Other Income (Expense)
Earnings from equity investments	243	165	78	47%
Amortization of excess cost of equity investments	(12)	(17)	5	29%
Interest, net	(472)	(445)	(27)	(6)%
Other, net	—	2	(2)	(100)%
Total Other Expense	(241)	(295)	54	18%
Income Before Income Taxes	982	899	83	9%
Income Tax Expense	(209)	(196)	(13)	(7)%
Net Income	773	703	70	10%
Net Income Attributable to Noncontrolling Interests	(27)	(24)	(3)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$746	$679	$67	10%
Basic and diluted earnings per share	$0.33	$0.30	$0.03	10%
Basic and diluted weighted average shares outstanding	2,220	2,247	(27)	(1)%
Declared dividends per share	$0.2875	$0.2825	$0.005	2%

Our consolidated revenues primarily consist of services and sales revenue. Our services revenues include fees for transportation and other midstream services that we perform. Fluctuations in our consolidated services revenue largely reflect changes in volumes and/or in the rates we charge. Our consolidated costs of sales and sales revenues also include purchases and sales of natural gas and products (which means, collectively, NGL, crude oil, CO2 and transmix) and related derivative activity. Our consolidated sales revenue will fluctuate with commodity prices and volumes, and the associated costs of sales will usually have a commensurate and offsetting impact, except for the CO2 segment, which produces, instead of purchases, the crude oil and CO2 it sells. Additionally, fluctuations in revenues and costs of sales may be further impacted by gains or losses from derivative contracts that we use to manage our commodity price risk.

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three-month periods ended March 31, 2024 and 2023:

Revenues

Revenues decreased $46 million in 2024 compared to 2023. The decrease was primarily due to lower natural gas sales of $173 million and lower product sales of $15 million driven primarily by lower commodity prices partially offset by higher volumes. Revenues were further reduced by $77 million for the impacts of derivative contracts used to hedge commodity sales which includes both realized and unrealized gains and losses from derivatives. The decrease in revenues was partially offset by an increase in services revenues of $153 million driven by our acquisition of the STX Midstream assets, expansion projects, rate escalations and higher volumes, The decrease in sales revenues was offset by a corresponding decrease in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales decreased $108 million in 2024 compared to 2023. The decrease was primarily due to lower costs of sales for natural gas of $168 million and for products of $11 million, which were driven primarily by lower commodity prices partially offset by higher volumes, and unfavorably impacted by an increase to costs of sales of $83 million for the impacts of derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives.

Operations and Maintenance

Operations and maintenance increased $41 million in 2024 compared to 2023. The increase was primarily driven by higher labor and other expenses, including integrity costs and services and fuel costs, related to greater activity levels and inflation.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $27 million in 2024 compared to 2023. The increase was primarily due to higher average short-term debt balances and higher interest rates associated with our fixed-to-floating interest rate swaps and long-term debt partially offset by lower average long-term debt and fixed-to-floating hedged debt balances.

Non-GAAP Financial Measures

Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended March 31,
	2024	2023
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$746	$679
Certain Items(a)
Fair value amortization	—	(4)
Change in fair value of derivative contracts	50	(68)
(Gain) loss on divestitures and impairment, net	(29)	67
Income tax Certain Items	(9)	1
Total Certain Items	12	(4)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$758	$675

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$746	$679
Total Certain Items(b)	12	(4)
Net income allocated to participating securities(c)	(4)	(4)
Adjusted Net Income Attributable to Common Stock	$754	$671

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF
Net income attributable to Kinder Morgan, Inc.	$746	$679
Total Certain Items(b)	12	(4)
DD&A	587	565
Amortization of excess cost of equity investments	12	17
Income tax expense(d)	218	195
Cash taxes	2	(1)
Sustaining capital expenditures	(169)	(156)
Amounts from joint ventures
Unconsolidated joint venture DD&A	86	81
Remove consolidated joint venture partners’ DD&A	(16)	(16)
Unconsolidated joint venture income tax expense(e)(f)	22	26
Unconsolidated joint venture cash taxes(e)	(57)	—
Unconsolidated joint venture sustaining capital expenditures	(34)	(29)
Remove consolidated joint venture partners’ sustaining capital expenditures	3	2
Other items(g)	10	15
DCF	$1,422	$1,374

Basic weighted average shares outstanding	2,220	2,247
Adjusted EPS	$0.34	$0.30
Weighted average shares outstanding for dividends(h)	2,233	2,260
DCF per share	$0.64	$0.61
Declared dividends per share	$0.2875	$0.2825
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.

(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Net income allocated to common stock and participating securities is based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings, as applicable.
(d)To avoid duplication, adjustments for income tax expense for 2024 and 2023 exclude $(9) million and $1 million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)Associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.
(f)Includes the tax provision on Certain Items recognized by the investees that are taxable entities. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(g)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(h)Includes restricted stock awards that participate in dividends.

	Three Months Ended March 31,
	2024	2023
	(In millions)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$746	$679
Certain Items(a)
Fair value amortization	—	(4)
Change in fair value of derivative contracts	50	(68)
(Gain) loss on divestitures and impairment, net	(29)	67
Income tax Certain Items	(9)	1
Total Certain Items	12	(4)
DD&A	587	565
Amortization of excess cost of equity investments	12	17
Income tax expense(b)	218	195
Interest, net(c)	470	453
Amounts from joint ventures
Unconsolidated joint venture DD&A	86	81
Remove consolidated joint venture partners’ DD&A	(16)	(16)
Unconsolidated joint venture income tax expense(d)	22	26
Adjusted EBITDA	$2,137	$1,996
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, adjustments for income tax expense for 2024 and 2023 exclude $(9) million and $1 million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, adjustments for interest, net for 2024 and 2023 exclude $2 million and $(8) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$758	$675
DCF	1,422	1,374
Adjusted EBITDA	2,137	1,996

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$83
DCF	$48
Adjusted EBITDA	$141

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $83 million in 2024 compared to 2023. The increase was primarily driven by favorable margins from our Natural Gas Pipelines, Products Pipelines and Terminals business segments, all of which were also primary drivers of the $48 million and $141 increases in 2024 compared to 2023 in DCF and Adjusted EBITDA, respectively. The increase in DCF was also unfavorably impacted by an increase in tax payments associated with taxable joint ventures and sustaining capital expenditures.

General and Administrative and Corporate Charges

	Three Months Ended March 31,
	2024	2023
	(In millions)
General and administrative	$(175)	$(166)
Corporate charges	(5)	(13)
General and administrative and corporate charges	$(180)	$(179)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(9)
Corporate charges	8
Total	$(1)

Compared to 2023, 2024 general and administrative expenses increased $9 million primarily due to higher labor and benefit-related costs and 2024 corporate charges decreased $8 million primarily due to lower pension costs.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended March 31,
	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,514	$1,495
Certain Items(b)
Change in fair value of derivative contracts	39	(65)
Gain on divestiture	(29)	—
Natural Gas Pipelines Adjusted Segment EBDA	$1,524	$1,430

Products Pipelines Segment EBDA	$292	$184
Certain Items(b)
Change in fair value of derivative contracts	1	—
Loss on impairment	—	67
Products Pipelines Adjusted Segment EBDA	$293	$251

Terminals Segment EBDA	$269	$254

CO2 Segment EBDA	$158	$172
Certain Items(b)
Change in fair value of derivative contracts	8	1
CO2 Adjusted Segment EBDA	$166	$173
(a)Includes revenues, earnings from equity investments, operating expenses, gain on divestitures, net, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$2,336	$2,466
Costs of sales	(731)	(865)
Other operating expenses	(344)	(312)
Gain on divestitures, net	29	—
Other income	9	1
Earnings from equity investments	215	200
Other, net	—	5
Segment EBDA	1,514	1,495
Certain Items:
Change in fair value of derivative contracts	39	(65)
Gain on divestiture	(29)	—
Certain Items(a)	10	(65)
Adjusted Segment EBDA	$1,524	$1,430

Change from prior period	Increase/(Decrease)
Segment EBDA	$19
Adjusted Segment EBDA	$94

Volumetric data(b)
Transport volumes (BBtu/d)	41,432	40,429
Sales volumes (BBtu/d)	2,563	2,117
Gathering volumes (BBtu/d)	3,584	3,069
NGLs (MBbl/d)	37	33
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2024 and 2023 Certain Items of (i) $10 million and $(63) million, respectively, are associated with our Midstream business and (ii) none and $(2) million, respectively, are associated with our East business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented, except for volumes associated with NET Mexico, Eagle Ford Transmission, Dos Caminos and Mission Natural Gas which are excluded from both periods. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Segment EBDA:

	Three Months Ended March 31,
	2024	2023	increase/ (decrease)
	(In millions)
East	$745	$696	$49
West	265	259	6
Midstream	504	540	(36)
Total Natural Gas Pipelines	$1,514	$1,495	$19

The changes in Natural Gas Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2024 and 2023 are explained by the following discussion:
•The $49 million (7%) increase in East was primarily due to (i) higher revenues on our Stagecoach assets as a result of increased demand for its services and favorable pricing and (ii) higher revenues on TGP due to an expansion project that went into service in November 2023 and favorable pricing on services reduced by higher pipeline maintenance costs, partially offset by lower equity earnings from Midcontinent Express Pipeline LLC that were driven by customer contracts negotiated at lower rates.

•The $6 million (2%) increase in West was primarily due to increased earnings from Wyoming Interstate Company, L.L.C., Cheyenne Plains Gas Pipeline Company, L.L.C. and Colorado Interstate Gas Company, L.L.C. driven by increased transportation revenues due in part to favorable services pricing and an insurance settlement received by EPNG in the 2024 period, all of which were partially offset by overall decreased earnings on EPNG resulting from lower gas sales margin.

•The $36 million (7%) decrease in Midstream resulted from the impacts of non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which increased costs of sales and, to a lesser extent, decreased revenues, and partially offset by a gain on sale of assets in the 2024 period, all of which we treated as Certain Items.

In addition, Midstream was favorably impacted by our December 2023 acquisition of the STX Midstream assets and higher earnings on our KinderHawk assets driven by increased volumes partially offset by lower sales margins on our Texas intrastate natural gas pipeline operations largely driven by lower commodity prices that were partly reduced by higher services revenues due to increased volumes.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

Products Pipelines

	Three Months Ended March 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$728	$668
Costs of sales	(349)	(327)
Other operating expenses	(104)	(113)
Earnings from equity investments	17	(44)
Segment EBDA	292	184
Certain Items:
Change in fair value of derivative contracts	1	—
Loss on impairment	—	67
Certain Items(a)	1	67
Adjusted Segment EBDA	$293	$251

Change from prior period	Increase/(Decrease)
Segment EBDA	$108
Adjusted Segment EBDA	$42

Volumetric data(b)
Gasoline(c)	924	948
Diesel fuel	335	328
Jet fuel	274	271
Total refined product volumes	1,533	1,547
Crude and condensate	456	460
Total delivery volumes (MBbl/d)	1,989	2,007
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2024 and 2023 Certain Items of (i) $1 million and none, respectively, are associated with our Southeast Refined Products business and (ii) none and $67 million, respectively, are associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended March 31,
	2024	2023	increase/ (decrease)
	(In millions)
Crude and Condensate	$75	$5	$70
West Coast Refined Products	140	108	32
Southeast Refined Products	77	71	6
Total Products Pipelines	$292	$184	$108

The changes in Products Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2024 and 2023 are explained by the following discussion:

•The $70 million (1,400%) increase in Crude and Condensate resulted from a $67 million non-cash impairment related to our investment in Double Eagle Pipeline LLC, which decreased equity earnings in the 2023 period, and which we treated as a Certain Item.

In addition, Crude and Condensate was favorably impacted by higher earnings from our KM Condensate Processing facility driven by increased revenues from rate escalations and higher volumes, and lower pipeline maintenance costs offset by a decrease in equity earnings, excluding the impairment discussed above, from Double Eagle Pipeline LLC due to recontracting at lower volumes. Our Crude and Condensate business also had higher revenues with a corresponding increase in costs of sales, resulting primarily from increased volumes.

•The $32 million (30%) increase in West Coast Refined Products was impacted by increased earnings from our Pacific operations as a result of higher renewable diesel revenues, higher transportation rates, and lower operating costs driven by favorable net changes in product gains and losses.

•The $6 million (8%) increase in Southeast Refined Products was driven by (i) higher earnings at our Transmix processing operations primarily due to favorable product pricing and (ii) an increase in equity earnings from Products (SE) Pipe Line that primarily benefited from higher rates.

Terminals

	Three Months Ended March 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$496	$461
Costs of sales	(10)	(5)
Other operating expenses	(221)	(205)
Gain on divestitures, net	2	—
Earnings from equity investments	2	2
Other, net	—	1
Segment EBDA	$269	$254

Change from prior period	Increase/(Decrease)
Segment EBDA	$15

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.6	78.5
Liquids utilization %(b)	93.8%	92.8%
Bulk transload tonnage (MMtons)	13.5	13.4
(a)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are reclassified for all periods presented from the historical business grouping and included within the Other group.

Below are the changes in Terminals Segment EBDA:

	Three Months Ended March 31,
	2024	2023	increase/ (decrease)
	(In millions)
Liquids	$161	$149	$12
Jones Act tankers	45	41	4
Bulk	61	64	(3)
Other	2	—	2
Total Terminals	$269	$254	$15

The changes in Terminals Segment EBDA in the comparable three-month periods ended March 31, 2024 and 2023 are explained by the following discussion:
•The $12 million (8%) increase in Liquids was primarily due to increased revenues associated with contributions from expansion projects, contractual rate escalations, re-contracting at higher rates and increased utilization partially offset by higher maintenance and labor expense.

•The $4 million (10%) increase in Jones Act tankers was primarily due to higher average charter rates and lower maintenance expense.

•The $3 million (5%) decrease in Bulk was primarily due to costs incurred related to heavy inbound barge traffic at our

International Marine Terminal, higher labor and maintenance expense and lower revenues from petcoke handling activities resulting from refinery turnarounds and unplanned outages partially offset by an increase in revenues driven by increased handling activities and related ancillaries for coal and soda ash.

CO2

	Three Months Ended March 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$288	$297
Costs of sales	(21)	(21)
Other operating expenses	(119)	(111)
Gain on divestitures, net	1	—
Earnings from equity investments	9	7
Segment EBDA	158	172
Certain Items:
Change in fair value of derivative contracts	8	1
Certain Items(a)	8	1
Adjusted Segment EBDA	$166	$173

Change from prior period	Increase/(Decrease)
Segment EBDA	$(14)
Adjusted Segment EBDA	$(7)

Volumetric data(b)
SACROC oil production	19.11	19.26
Yates oil production	6.25	6.74
Other	2.05	2.61
Total oil production, net (MBbl/d)(c)	27.41	28.61
NGL sales volumes, net (MBbl/d)(c)	8.87	8.16
CO2 sales volumes, net (Bcf/d)	0.335	0.362
RNG sales volumes (BBtu/d)	7	5
Realized weighted average oil price ($ per Bbl)	$68.70	$67.15
Realized weighted average NGL price ($ per Bbl)	$28.23	$34.06
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2024 and 2023 Certain Items are associated with our Oil and Gas Producing activities. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Volumes for acquired assets are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition.
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended March 31,
	2024	2023	increase/ (decrease)
	(In millions)
Oil and Gas Producing activities	$107	$118	$(11)
Source and Transportation activities	48	49	(1)
Subtotal	155	167	(12)
Energy Transition Ventures	3	5	(2)
Total CO2	$158	$172	$(14)

The changes in CO2 Segment EBDA in the comparable three-month periods ended March 31, 2024 and 2023 are explained by the following discussion:
•The $11 million (9%) decrease in Oil and Gas Producing activities resulted from non-cash mark-to-market derivative hedge contracts which decreased revenues, and which we treated as Certain Items.

In addition, Oil and Gas Producing activities was impacted by higher power costs.

•The $1 million (2%) decrease in Source and Transportation activities was primarily due to lower revenues related to lower CO2 sales volumes.

•The $2 million (40%) decrease in Energy Transition Ventures was primarily due to higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2024:

	Remaining 2024	2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$66.16	$64.52	$65.35	$64.67	$63.18
Volume (MBbl/d)	22.73	14.05	9.20	4.70	0.30
NGLs
Price ($ per Bbl)	$47.77	$34.26
Volume (MBbl/d)	3.84	0.08
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of March 31, 2024, we had $119 million of “Cash and cash equivalents,” an increase of $36 million from December 31, 2023. Additionally, as of March 31, 2024, we had borrowing capacity of approximately $2.9 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,189 million and $1,333 million in the first three months of 2024 and 2023, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash flow provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our expansion capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, our short-term debt borrowings are used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities (senior notes) into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2024 and December 31, 2023, approximately $6,539 million (20%) and $8,253 million (26%), respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable-rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The amounts at March 31, 2024 and December 31, 2023 include $525 million and $1,989 million of commercial paper notes, respectively. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Our board of directors declared a quarterly dividend of $0.2875 per share for the first quarter of 2024, a 2% increase over the dividend declared for the first quarter of 2023.

On February 1, 2024, we issued in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 for combined net proceeds of $2,230 million, which were used to repay short-term borrowings, fund maturing debt and for general corporate purposes.

During the three months ended March 31, 2024, upon maturity, we repaid our 4.15% senior notes.

Short-term Liquidity

As of March 31, 2024, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $2.9 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of March 31, 2024, our $1,975 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and outstanding commercial paper borrowings. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2023 was $4,049 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,268 million and $4,679 million as of March 31, 2024 and December 31, 2023, respectively. The overall $2,411 million favorable change from year-end 2023 was primarily due to (i) a $1,464 million decrease in commercial paper borrowings resulting from refinancing of a portion of our short-term borrowings into long-term debt with the issuance of senior notes in 2024; (ii) a $650 million decrease in senior notes that mature in the next twelve months; (iii) a $148 million decrease in accrued interest; (iv) a $121 million decrease in other current liabilities, primarily related to reductions in bonus accruals and cash margins; and (v) a $108 million net favorable change in our accounts receivables and payables, partially offset by unfavorable net short-term fair value adjustments of $136 million on derivative contract assets and liabilities in 2024. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the three months ended March 31, 2024, and the amount we expect to spend for the remainder of 2024 to sustain our assets and expand our business are as follows:

	Three Months Ended March 31, 2024	2024 Remaining	Total 2024
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$169	$814	$983
Expansion capital expenditures	358	1,657	2,015
Accrued capital expenditures, contractor retainage and other	92	—	—
Capital expenditures	$619	$2,471	$2,998
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$34	$164	$198
Investments in unconsolidated joint ventures(b)	21	139	160
Less: Consolidated joint venture partners’ sustaining capital expenditures	(3)	(9)	(12)
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(19)	(24)
Accrued capital expenditures, contractor retainage and other	(92)	—	—
Total capital investments	$574	$2,746	$3,320
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Three Months Ended March 31, 2024	2024 Remaining	Total 2024
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$169	$814	$983
Sustaining capital expenditures of unconsolidated joint ventures(a)	34	164	198
Less: Consolidated joint venture partners’ sustaining capital expenditures	(3)	(9)	(12)
Total sustaining capital investments	200	969	1,169
Expansion capital investments
Capital expenditures for property, plant and equipment	358	1,657	2,015
Investments in unconsolidated joint ventures(b)	21	139	160
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(19)	(24)
Total expansion capital investments	374	1,777	2,151
Total capital investments	$574	$2,746	$3,320
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2023 in our 2023 Form 10-K.

Commitments for the purchase of property, plant and equipment as of March 31, 2024 and December 31, 2023 were $525 million and $469 million, respectively. The increase of $56 million was primarily driven by capital commitments related to our Terminals, Natural Gas Pipelines and CO2 business segments.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2024 and 2023.

	Three Months Ended March 31,
	2024	2023	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$1,189	$1,333	$(144)
Investing activities	(572)	(508)	(64)
Financing activities	(570)	(1,181)	611
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$47	$(356)	$403

Operating Activities

$144 million less cash provided by operating activities in the comparable three-month periods ended March 31, 2024 and 2023 is explained by the following discussion:

•a $245 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities. The decrease was primarily driven by (i) net unfavorable changes related to the timing of accounts receivable collections and trade payable payments, largely in our Natural Gas Pipelines business segment; and (ii) settlements associated with commodity hedges in the 2023 period related to gas in underground storage.

Investing Activities

$64 million more cash used in investing activities in the comparable three-month periods ended March 31, 2024 and 2023 is explained by the following discussion:

•a $112 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment; partially offset by
•a $47 million increase in cash in Other, net, primarily driven by net proceeds received from a sale of assets in our Natural Gas Pipelines business segment in the 2024 period.

Financing Activities

$611 million less cash used in financing activities in the comparable three-month periods ended March 31, 2024 and 2023 is explained by the following discussion:

•a $507 million decrease in cash used related to debt activity as a result of net issuances in the 2024 period compared to net payments in the 2023 period; and
•a $106 million decrease in cash used for share repurchases under our share buy-back program.

Dividends

We expect to declare dividends of $1.15 per share on our stock for 2024. The table below reflects our 2024 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2024	$0.2875	April 17, 2024	April 30, 2024	May 15, 2024

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—Risks Related to Ownership of Our Capital Stock—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2023 Form 10-K. All of these matters will be taken into consideration by our board of directors when declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2024.”

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

Excluding fair value adjustments, as of March 31, 2024 and December 31, 2023, the Obligated Group had $31,291 million and $31,167 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2024	December 31, 2023
	(In millions)
Current assets	$2,004	$2,246
Current assets - affiliates	799	760
Noncurrent assets	62,764	62,877
Noncurrent assets - affiliates	848	903
Total Assets	$66,415	$66,786

Current liabilities	$4,227	6,907
Current liabilities - affiliates	834	734
Noncurrent liabilities	34,044	31,681
Noncurrent liabilities - affiliates	1,366	1,306
Total Liabilities	40,471	40,628
Kinder Morgan, Inc.’s stockholders’ equity	25,944	26,158
Total Liabilities and Stockholders’ Equity	$66,415	$66,786

Summarized Combined Income Statement Information	Three Months Ended March 31, 2024
(In millions)
Revenues	$3,500
Operating income	1,087
Net income	630

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2023, in Part II, Item 7A in our 2023 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 6 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 10 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2023 Form 10-K. For more information on our risk management activities, refer to Part I, Item 1, Note 6 “Risk Management” to our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Our Purchases of Our Class P Stock
(During the quarter ended March 31, 2024)

Settlement Period	Total number of securities purchased(a)	Average price paid per security(b)	Total number of securities purchased as part of publicly announced plans(a)	Approximate dollar value of securities that may yet be purchased under the plans or programs(a)
January 1 to January 31, 2024	—	$—	—	$1,535,434,677
February 1 to February 29, 2024	438,529	16.50	438,529	1,528,199,877
March 1 to March 31, 2024	—	—	—	1,528,199,877
Total	438,529	$16.50	438,529	$1,528,199,877
(a)On January 18, 2023, we announced that our board of directors had approved a $1 billion increase in our share repurchase program, that was previously announced on July 19, 2017, for an aggregate share repurchase authorization of $3 billion.
(b)Amount includes any commission or other costs to repurchase shares.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended March 31, 2024.

Item 5.  Other Information.

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of KMI dated May 8, 2015 (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-35081)).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of KMI dated May 10, 2023 (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed May 16, 2023 (File No. 001-35081)).

4.1
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.000% Senior Notes due 2029 and the 5.400% Senior Notes due 2034.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2024.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 19, 2024	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)