Form 10-Q
period 2024-06-30
KINDER MORGAN, INC.
filed 2024-07-19
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 18, 2024, the registrant had 2,219,462,615 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	MBbl	=	thousand barrels
Bbl	=	barrels	MMBbl	=	million barrels
BBtu	=	billion British Thermal Units	MMtons	=	million tons
Bcf	=	billion cubic feet	NGL	=	natural gas liquids
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NYMEX	=	New York Mercantile Exchange
			OTC	=	over-the-counter
CO2	=	carbon dioxide or our CO2 business segment	RIN	=	Renewable Identification Number
DD&A	=	depreciation, depletion and amortization	RNG	=	Renewable natural gas
EPA	=	U.S. Environmental Protection Agency	ROU	=	Right-of-Use
FASB	=	Financial Accounting Standards Board	U.S.	=	United States of America
GAAP	=	U.S. Generally Accepted Accounting Principles	WTI	=	West Texas Intermediate
LLC	=	limited liability company

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Services	$2,178	$2,045	$4,410	$4,114
Commodity sales	1,346	1,421	2,866	3,206
Other	48	35	138	69
Total Revenues	3,572	3,501	7,414	7,389
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	967	971	2,074	2,186
Operations and maintenance	741	685	1,421	1,324
Depreciation, depletion and amortization	584	557	1,171	1,122
General and administrative	179	169	354	335
Taxes, other than income taxes	109	103	220	213
Gain on divestitures, net	(45)	(13)	(77)	(13)
Other income, net	(1)	(1)	(10)	(2)
Total Operating Costs, Expenses and Other	2,534	2,471	5,153	5,165
Operating Income	1,038	1,030	2,261	2,224
Other Income (Expense)
Earnings from equity investments	208	208	451	373
Amortization of excess cost of equity investments	(13)	(19)	(25)	(36)
Interest, net	(464)	(443)	(936)	(888)
Other, net	1	2	1	4
Total Other Expense	(268)	(252)	(509)	(547)
Income Before Income Taxes	770	778	1,752	1,677
Income Tax Expense	(168)	(168)	(377)	(364)
Net Income	602	610	1,375	1,313
Net Income Attributable to Noncontrolling Interests	(27)	(24)	(54)	(48)
Net Income Attributable to Kinder Morgan, Inc.	$575	$586	$1,321	$1,265

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.26	$0.26	$0.59	$0.56
Basic and Diluted Weighted Average Shares Outstanding	2,219	2,237	2,219	2,242
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$602	$610	$1,375	$1,313
Other comprehensive income (loss), net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $3, $(14), $24 and $(46), respectively)	(12)	49	(81)	155
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(8), $—, $(7) and $15, respectively)	25	(2)	22	(51)
Benefit plan adjustments (net of taxes of $—, $(1), $(4) and $(2), respectively)	1	4	14	8
Total other comprehensive income (loss)	14	51	(45)	112
Comprehensive income	616	661	1,330	1,425
Comprehensive income attributable to noncontrolling interests	(27)	(24)	(54)	(48)
Comprehensive income attributable to KMI	$589	$637	$1,276	$1,377
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$98	$83
Restricted deposits	26	13
Accounts receivable	1,293	1,588
Fair value of derivative contracts	46	126
Inventories	537	525
Other current assets	190	207
Total current assets	2,190	2,542
Property, plant and equipment, net	37,533	37,297
Investments	7,851	7,874
Goodwill	20,084	20,121
Other intangibles, net	1,858	1,957
Deferred charges and other assets	1,186	1,229
Total Assets	$70,702	$71,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,062	$4,049
Accounts payable	1,204	1,366
Accrued interest	524	513
Accrued taxes	223	272
Fair value of derivative contracts	228	205
Other current liabilities	717	816
Total current liabilities	5,958	7,221
Long-term liabilities and deferred credits
Long-term debt
Outstanding	28,560	27,880
Debt fair value adjustments	89	187
Total long-term debt	28,649	28,067
Deferred income taxes	1,729	1,388
Other long-term liabilities and deferred credits	2,672	2,615
Total long-term liabilities and deferred credits	33,050	32,070
Total Liabilities	39,008	39,291
Commitments and contingencies (Notes 4 and 10)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,219,403,596 and 2,219,729,644 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,218	41,190
Accumulated deficit	(10,640)	(10,689)
Accumulated other comprehensive loss	(262)	(217)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,338	30,306
Noncontrolling interests	1,356	1,423
Total Stockholders’ Equity	31,694	31,729
Total Liabilities and Stockholders’ Equity	$70,702	$71,020
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$1,375	$1,313
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,171	1,122
Deferred income taxes	357	354
Amortization of excess cost of equity investments	25	36
Change in fair value of derivative contracts	52	(129)
Gain on divestitures, net	(77)	(13)
Earnings from equity investments	(451)	(373)
Distributions of equity investment earnings	416	367
Changes in components of working capital
Accounts receivable	267	573
Inventories	(7)	101
Other current assets	(10)	89
Accounts payable	(121)	(370)
Accrued interest, net of interest rate swaps	25	(6)
Accrued taxes	(48)	(52)
Other current liabilities	(78)	(82)
Other, net	(20)	(47)
Net Cash Provided by Operating Activities	2,876	2,883

Cash Flows From Investing Activities
Acquisition of assets (Note 2)	(58)	(14)
Capital expenditures	(1,200)	(1,042)
Contributions to investments	(44)	(136)
Distributions from equity investments in excess of cumulative earnings	81	118
Other, net	49	(12)
Net Cash Used in Investing Activities	(1,172)	(1,086)

Cash Flows From Financing Activities
Issuances of debt	5,943	3,119
Payments of debt	(6,239)	(3,511)
Debt issue costs	(19)	(15)
Dividends	(1,272)	(1,264)
Repurchases of shares	(7)	(317)
Distributions to noncontrolling interests	(81)	(80)
Other, net	(1)	(3)
Net Cash Used in Financing Activities	(1,676)	(2,071)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	28	(274)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash, Cash Equivalents and Restricted Deposits, end of period	$124	$520

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2024	2023
Cash and Cash Equivalents, beginning of period	$83	$745
Restricted Deposits, beginning of period	13	49
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash and Cash Equivalents, end of period	98	497
Restricted Deposits, end of period	26	23
Cash, Cash Equivalents and Restricted Deposits, end of period	124	520
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$28	$(274)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$25	$31
Assets contributed to equity investment	—	16
Net increase in property, plant and equipment from both accruals and contractor retainage		74
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	914	919
Cash paid during the period for income taxes, net	11	9
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2024	2,219	$22	$41,200	$(10,574)	$(276)	$30,372	$1,371	$31,743
Restricted shares			18			18		18
Net income				575		575	27	602
Dividends				(641)		(641)		(641)
Distributions						—	(42)	(42)
Other comprehensive income					14	14		14
Balance at June 30, 2024	2,219	$22	$41,218	$(10,640)	$(262)	$30,338	$1,356	$31,694

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2023	2,241	$22	$41,575	$(10,499)	$(341)	$30,757	$1,357	$32,114
Repurchases of shares	(12)		(204)			(204)		(204)
Restricted shares			19			19		19
Net income				586		586	24	610
Dividends				(637)		(637)		(637)
Distributions						—	(41)	(41)
Other			(3)			(3)		(3)
Other comprehensive income					51	51		51
Balance at June 30, 2023	2,229	$22	$41,387	$(10,550)	$(290)	$30,569	$1,340	$31,909

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares			35			35		35
Net income				1,321		1,321	54	1,375
Dividends				(1,272)		(1,272)		(1,272)
Distributions						—	(81)	(81)
Acquisition adjustment (Note 2)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive loss					(45)	(45)		(45)
Balance at June 30, 2024	2,219	$22	$41,218	$(10,640)	$(262)	$30,338	$1,356	$31,694

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2022	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(19)		(317)			(317)		(317)
Restricted shares			34			34		34
Net income				1,265		1,265	48	1,313
Dividends				(1,264)		(1,264)		(1,264)
Distributions						—	(80)	(80)
Other			(3)			(3)		(3)
Other comprehensive income					112	112		112
Balance at June 30, 2023	2,229	$22	$41,387	$(10,550)	$(290)	$30,569	$1,340	$31,909
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

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For our May 31, 2024 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates, which include assumptions primarily involving management’s judgments and estimates. For all reporting units other than our Energy Transition Ventures reporting unit, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For Energy Transition Ventures, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values and discount rates. Changes to any one or a combination of these factors would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

The results of our May 31, 2024 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded the carrying value.

Earnings per Share

We calculate earnings per share using the two-class method. Earnings were allocated to Class P common stock and participating securities based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in undistributed earnings or excess distributions over earnings. Our unvested restricted stock awards, which may be restricted stock units or restricted stock issued to employees and non-employee directors and include dividend equivalent payments, do not participate in excess distributions over earnings.

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net Income Available to Stockholders	$575	$586	$1,321	$1,265
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(3)	(4)	(7)	(7)
Net Income Allocated to Common Stockholders	$572	$582	$1,314	$1,258

Basic Weighted Average Shares Outstanding	2,219	2,237	2,219	2,242
Basic Earnings Per Share	$0.26	$0.26	$0.59	$0.56
(a)As of June 30, 2024, there were 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13	13
Convertible trust preferred securities	3	3	3	3

2. Acquisitions and Divestitures

Acquisitions

As of June 30, 2024, our preliminary allocation of the purchase price for acquisitions are detailed below.

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	North McElroy Unit	$60	$1	$101	$—	$—	$(42)	$—	$—
(2)	STX Midstream(a)	1,829	25	1,199	549	(6)	—	(66)	128
(a)The purchase price allocation for the STX Midstream acquisition is preliminary.

(1) North McElroy Unit Acquisition

On June 10, 2024, we completed the acquisition of AVAD Energy Partners’ interest in North McElroy Unit, which is an existing waterflood located in Crane County, Texas for a purchase price of $60 million. The acquired long-term liabilities consist of asset retirement obligations. The acquired assets are included in our CO2 business segment.

(2) South Texas Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,829 million, including purchase price adjustments for working capital. During the six months ended June 30, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $10 million, resulting in a net $28 million decrease to goodwill. The acquired assets are included in our Natural Gas Pipelines business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1 of each year preceding each transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Divestitures

CO2 Divestiture

In June 2024, we divested our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC Unit. In addition to the leasehold interest, we received $25 million of cash proceeds from this divestiture, which is reported as an investing activity within “Other, net” on our accompanying consolidated statement of cash flows, and recorded a gain of $41 million, which is reported within “Gain on divestitures, net” on our accompanying consolidated statement of income and includes the effect of a $33 million reduction in our asset retirement obligations that were transferred to the buyer. In July 2024, we paid $6 million for a working capital adjustment related to this divestiture. The assets were included in our CO2 business segment.

Goodwill

Changes in the amounts of our goodwill for the six months ended June 30, 2024 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Goodwill as of December 31, 2023	$14,249	$2,499	$928	$1,378	$151	$802	$114	$20,121
Acquisition(a)	—	(28)	—	—	—	—	—	(28)
Divestitures(b)	—	—	(9)	—	—	—	—	(9)
Goodwill as of June 30, 2024	$14,249	$2,471	$919	$1,378	$151	$802	$114	$20,084
(a)Reflects adjustment to purchase price allocation related to the December 2023 STX Midstream acquisition.
(b)Associated with our CO2 business segment assets that were divested in June 2024.

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

4. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2024	December 31, 2023
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	735	1,989
Current portion of senior notes
4.15% due February 2024	—	650
4.30% due May 2024	—	600
4.25% due September 2024	650	650
4.30% due June 2025	1,500	—
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	66	49
Total current portion of debt	3,062	4,049

Long-term debt (excluding current portion)
Senior notes	27,989	27,255
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	300	311
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	161	204
Total long-term debt	28,560	27,880
Total debt(c)	$31,622	$31,929
(a)Weighted average interest rate on borrowings at June 30, 2024 and December 31, 2023 was 5.52% and 5.68%, respectively.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of June 30, 2024 and December 31, 2023, increased our total debt balances by $89 million and $187 million, respectively.

On February 1, 2024, we issued, in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 and received combined net proceeds of $2,230 million.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Credit Facilities and Restrictive Covenants

As of June 30, 2024, we had no borrowings outstanding under our credit facility, $735 million borrowings outstanding under our commercial paper program and $57 million in letters of credit. Our availability under our credit facility as of June 30, 2024 was $2.7 billion. For the period ended June 30, 2024, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2024		December 31, 2023
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,711	$30,540	$32,116	$31,370
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $206 million and $207 million as of June 30, 2024 and December 31, 2023, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2024 and December 31, 2023.

5. Stockholders’ Equity

Class P Common Stock

We have a board-approved share buy-back program that authorizes share repurchase of up to $3 billion. During the six months ended June 30, 2024, we repurchased less than 1 million of our shares for $7 million at an average price of $16.50 per share.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Per share cash dividend declared for the period	$0.2875	$0.2825	$0.575	$0.565
Per share cash dividend paid in the period	0.2875	0.2825	0.57	0.56

On July 17, 2024, our board of directors declared a cash dividend of $0.2875 per share for the quarterly period ended June 30, 2024, which is payable on August 15, 2024 to shareholders of record as of the close of business on July 31, 2024.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2023	$(44)	$(173)	$(217)
Other comprehensive (loss) gain before reclassifications	(81)	14	(67)
Loss reclassified from accumulated other comprehensive loss	22	—	22
Net current-period change in accumulated other comprehensive loss	(59)	14	(45)
Balance as of June 30, 2024	$(103)	$(159)	$(262)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	155	8	163
Gain reclassified from accumulated other comprehensive loss	(51)	—	(51)
Net current-period change in accumulated other comprehensive loss	104	8	112
Balance as of June 30, 2023	$(60)	$(230)	$(290)

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

Energy Commodity Price Risk Management

As of June 30, 2024, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.3)	MMBbl
Natural gas fixed price	(70.2)	Bcf
Natural gas basis	(44.3)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.1)	MMBbl
Crude oil basis	(3.4)	MMBbl
Natural gas fixed price	(7.2)	Bcf
Natural gas basis	(58.8)	Bcf
NGL fixed price	(1.4)	MMBbl

As of June 30, 2024, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$5,350	Fair value hedge	March 2035
(a)The principal amount of hedged senior notes consisted of $2,100 million included in “Current portion of debt” and $3,250 million included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$30	$77	$(93)	$(75)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	12	(43)	(29)
Subtotal	31	89	(136)	(104)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(101)	(120)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	24	37	(208)	(158)
Subtotal	24	37	(309)	(278)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(9)	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(8)	(2)
Subtotal	—	—	(17)	(4)
Total	55	126	(462)	(386)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	16	49	(25)	(8)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	3	(1)	(1)
Total	17	52	(26)	(9)
Total derivatives	$72	$178	$(488)	$(395)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2024
Energy commodity derivative contracts(b)	$27	$21	$—	$48	$(25)	$—	$23
Interest rate contracts	—	24	—	24	—	—	24
As of December 31, 2023
Energy commodity derivative contracts(b)	$65	$75	$—	$140	$(16)	$—	$124
Interest rate contracts	—	38	—	38	—	—	38

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2024
Energy commodity derivative contracts(b)	$(12)	$(150)	$—	$(162)	$25	$(15)	$(152)
Interest rate contracts	—	(309)	—	(309)	—	—	(309)
Foreign currency contracts	—	(17)	—	(17)	—	—	(17)
As of December 31, 2023
Energy commodity derivative contracts(b)	$(17)	$(96)	$—	$(113)	$16	$(85)	$(182)
Interest rate contracts	—	(278)	—	(278)	—	—	(278)
Foreign currency contracts	—	(4)	—	(4)	—	—	(4)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(In millions)
Interest rate contracts	Interest, net	$1	$(99)	$(55)	$19

Hedged fixed rate debt(a)	Interest, net	$—	$101	$57	$(18)
(a)As of June 30, 2024, the cumulative amount of fair value hedging adjustments resulted in a decrease of $292 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
	2024	2023		2024	2023
	(In millions)			(In millions)
Energy commodity derivative contracts	$(12)	$50	Revenues—Commodity sales	$(27)	$18
			Costs of sales	(2)	(20)
Foreign currency contracts	(3)	13	Other, net	(4)	4
Total	$(15)	$63	Total	$(33)	$2

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
	(In millions)			(In millions)
Energy commodity derivative contracts	$(105)	$185	Revenues—Commodity sales	$(7)	$83
			Costs of sales	(9)	(27)
Interest rate contracts	13	—	Interest, net	4	—
Foreign currency contracts	(13)	16	Other, net	(17)	10
Total	$(105)	$201	Total	$(29)	$66
(a)We expect to reclassify approximately $78 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2024 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$2	$10	$(9)	$31
	Costs of sales	(18)	51	(32)	120
	Earnings from equity investments	—	—	—	1
Interest rate contracts	Interest, net	—	7	(2)	12
Total(a)		$(16)	$68	$(43)	$164
(a)The three and six months ended June 30, 2024 amounts include an approximate loss of $14 million and an approximate gain of $10 million, respectively, and the three and six months ended June 30, 2023 amounts include approximate gains of $7 million and $35 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2024 and December 31, 2023, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2024 we had cash margins of $12 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2023, we had cash margins of $63 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheet. The cash margin balance at June 30, 2024 represents the initial margin requirements of $27 million, offset by counterparty variation margin requirements of $15 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2024, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $99 million of additional collateral.

7. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$920	$49	$215	$—	$(1)	$1,183
Fee-based services	257	276	115	10	(1)	657
Total services	1,177	325	330	10	(2)	1,840
Commodity sales
Natural gas sales	461	—	—	30	(1)	490
Product sales	211	392	15	266	(1)	883
Total commodity sales	672	392	15	296	(2)	1,373
Total revenues from contracts with customers	1,849	717	345	306	(4)	3,213
Other revenues(c)
Leasing services(d)	114	53	164	17	—	348
Derivatives adjustments on commodity sales	5	—	—	(30)	—	(25)
Other	25	6	—	5	—	36
Total other revenues	144	59	164	(8)	—	359
Total revenues	$1,993	$776	$509	$298	$(4)	$3,572

	Three Months Ended June 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$849	$49	$208	$1	$—	$1,107
Fee-based services	248	246	98	10	—	602
Total services	1,097	295	306	11	—	1,709
Commodity sales
Natural gas sales	484	—	—	13	(2)	495
Product sales	233	380	9	277	(3)	896
Total commodity sales	717	380	9	290	(5)	1,391
Total revenues from contracts with customers	1,814	675	315	301	(5)	3,100
Other revenues(c)
Leasing services(d)	120	52	163	11	—	346
Derivatives adjustments on commodity sales	40	2	—	(14)	—	28
Other	17	6	—	4	—	27
Total other revenues	177	60	163	1	—	401
Total revenues	$1,991	$735	$478	$302	$(5)	$3,501

	Six Months Ended June 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,912	$107	$427	$—	$(2)	$2,444
Fee-based services	528	524	224	22	(2)	1,296
Total services	2,440	631	651	22	(4)	3,740
Commodity sales
Natural gas sales	1,085	—	—	53	(4)	1,134
Product sales	434	756	28	533	(2)	1,749
Total commodity sales	1,519	756	28	586	(6)	2,883
Total revenues from contracts with customers	3,959	1,387	679	608	(10)	6,623
Other revenues(c)
Leasing services(d)	229	106	326	29	—	690
Derivatives adjustments on commodity sales	47	(1)	—	(62)	—	(16)
Other	94	12	—	11	—	117
Total other revenues	370	117	326	(22)	—	791
Total revenues	$4,329	$1,504	$1,005	$586	$(10)	$7,414

	Six Months Ended June 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,766	$89	$415	$1	$(1)	$2,270
Fee-based services	484	486	196	20	—	1,186
Total services	2,250	575	611	21	(1)	3,456
Commodity sales
Natural gas sales	1,283	—	—	33	(4)	1,312
Product sales	507	716	13	545	(4)	1,777
Total commodity sales	1,790	716	13	578	(8)	3,089
Total revenues from contracts with customers	4,040	1,291	624	599	(9)	6,545
Other revenues(c)
Leasing services(d)	237	99	315	25	—	676
Derivatives adjustments on commodity sales	147	1	—	(34)	—	114
Other	33	12	—	9	—	54
Total other revenues	417	112	315	—	—	844
Total revenues	$4,457	$1,403	$939	$599	$(9)	$7,389
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

Contract Balances

As of June 30, 2024 and December 31, 2023, our contract asset balances were $29 million and $34 million, respectively. Of the contract asset balance at December 31, 2023, $21 million was transferred to accounts receivable during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, our contract liability balances were $407 million and $415 million, respectively. Of the contract liability balance at December 31, 2023, $65 million was recognized as revenue during the six months ended June 30, 2024.

In addition to our contract balances above, we also had lease contract liabilities associated with prepaid fixed reservation charges under long-term transportation and terminaling contracts totaling $615 million and $643 million as of June 30, 2024 and December 31, 2023, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2024 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Six months ended December 31, 2024	$2,501
2025	4,453
2026	3,752
2027	3,101
2028	2,725
Thereafter	16,058
Total	$32,590

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

8.  Reportable Segments

Financial information by segment follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$1,990	$1,987	$4,323	$4,450
Intersegment revenues	3	4	6	7
Products Pipelines	776	735	1,504	1,403
Terminals
Revenues from external customers	508	477	1,002	937
Intersegment revenues	1	1	3	2
CO2
Revenues from external customers	298	302	585	599
Intersegment revenues	—	—	1	—
Corporate and intersegment eliminations	(4)	(5)	(10)	(9)
Total consolidated revenues	$3,572	$3,501	$7,414	$7,389

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,227	$1,255	$2,741	$2,750
Products Pipelines	301	285	593	469
Terminals	281	261	550	515
CO2	206	175	364	347
Total Segment EBDA	2,015	1,976	4,248	4,081
DD&A	(584)	(557)	(1,171)	(1,122)
Amortization of excess cost of equity investments	(13)	(19)	(25)	(36)
General and administrative and corporate charges	(184)	(179)	(364)	(358)
Interest, net	(464)	(443)	(936)	(888)
Income tax expense	(168)	(168)	(377)	(364)
Total consolidated net income	$602	$610	$1,375	$1,313

	June 30, 2024	December 31, 2023
	(In millions)
Assets
Natural Gas Pipelines	$49,702	$49,883
Products Pipelines	8,674	8,781
Terminals	8,164	8,235
CO2	3,541	3,497
Corporate assets(b)	621	624
Total consolidated assets	$70,702	$71,020
(a)Includes revenues; earnings from equity investments; operating expenses; gain on divestitures, net; other income, net; and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

9.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except percentages)
Income tax expense	$168	$168	$377	$364
Effective tax rate	21.8%	21.6%	21.5%	21.7%

The effective tax rate for the three months ended June 30, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings and Products (SE) Pipe Line Company (PPL).

The effective tax rate for the six months ended June 30, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, and an adjustment to our deferred tax liability as a result of a reduction in the state tax rate.

The effective tax rates for the three and six months ended June 30, 2023 are higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL.

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

The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions which are alleged to constitute impermissible “backloading” or “cutback” of benefits, and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. Plaintiffs seek to recover early retirement benefits as well as declaratory and injunctive relief, but have not pleaded, disclosed or otherwise specified a calculation of alleged damages. The extent of potential plan liabilities for past or future benefits, if any, remains to be determined in connection with pending cross motions for summary judgment on the question of liability or a bench trial with respect to any claims not resolved on summary judgment. We believe we have numerous and substantial defenses and intend to vigorously defend this case. To the extent an adverse judgment or order results in an increase in plan liabilities, we may elect, as the sponsor of the plans, to address them in accordance with applicable ERISA provisions, including provisions which allow for contributions to the plans over several years. Accordingly, we do not anticipate that the resolution of this matter will have a material impact to our business.

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

General

As of June 30, 2024 and December 31, 2023, our total reserve for legal matters was $40 million and $23 million, respectively.

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

In addition to CERCLA cleanup costs, we are reviewing and will attempt to settle, if possible, NRD claims first made in January 2021 in the amount of approximately $5 million asserted by state and federal trustees following their natural resource assessment of the PHSS.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed a petition for damages in the state district court for Plaquemines Parish, Louisiana against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaquemines Parish seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In May 2018, the case was removed to the U.S. District Court for the Eastern

District of Louisiana. The case has been effectively stayed pending the resolution of jurisdictional issues in separate, consolidated cases to which TGP is not a party; The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with The Parish of Cameron, et al. v. BP America Production Company, et al. Those cases were removed to federal court and subsequently remanded to the state district courts for Plaquemines and Cameron Parishes, respectively. On September 27, 2023, the U.S. District Court ordered the case be stayed and administratively closed pending the resolution of federal question jurisdictional issues. On June 11, 2024, the U.S. District Court lifted the stay and ordered the parties to file memoranda on or before June 28, 2024, addressing the pending jurisdictional issues. On July 8, 2024, the U.S. District Court ordered the case be stayed and administratively closed pending resolution of those same jurisdictional issues. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

On March 29, 2019, the City of New Orleans (Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party. On May 3, 2023, the U.S. District Court re-opened the case. On February 28, 2024, the U.S. District Court entered partial Final Judgment dismissing a co-defendant from the case and stayed the case pending appeal of that Judgment. On June 20, 2024, Orleans filed its Appellant’s Brief in the U.S. Court of Appeals for the Fifth Circuit seeking review of the U.S. District Court’s entry of partial Final Judgment. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

Hurricane Harvey Emission Event

In August 2017, KMLT discovered that three tanks at its Pasadena, Texas Terminal failed during Hurricane Harvey. The tank failures resulted in emissions of products being stored in the tanks. The emissions were properly reported to the Texas Commission on Environmental Quality. On November 15, 2019, the State of Texas filed a petition against KMLT in a state district court in Travis County, Texas alleging that violations of maintenance standards contributed to cause both the tank failures in August 2017, and a subsequent tank failure in 2018. The State was seeking monetary penalties and corrective actions by KMLT. The State amended its petition in May 2023; the amended petition also sought penalties and corrective actions. On March 26, 2024, we reached an agreement with the State to settle this case. On July 1, 2024, the State filed a Motion for Entry of Judgment, and on July 2, 2024, the Court entered a Final Judgment. The cost to settle this case did not have a material impact to our business.

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of June 30, 2024 and December 31, 2023, we have accrued a total reserve for environmental liabilities in the amount of $196 million and $199 million, respectively. In addition, as of June 30, 2024 and December 31, 2023, we had receivables of $10 million and $11 million, respectively, recorded for expected cost recoveries that have been deemed probable.

Challenge to Federal “Good Neighbor Plan”

On July 14, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia Circuit seeking review of the EPA’s final action promulgating the EPA’s final rule known as the “Good Neighbor Plan” (the Plan). The case was styled Kinder Morgan, Inc. v. EPA, et al. and has since been consolidated with other cases and is styled Utah, et al. v, EPA, et al. The Plan was published in the Federal Register as a final rule on June 5, 2023. The Plan is a federal implementation plan to address certain interstate transport requirements of the Clean Air Act for the 2015 8-hour Ozone National Ambient Air Quality Standards (NAAQS). We believe that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist. If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. On July 27, 2023, in combination with other parties, we filed a Motion to Stay the Plan Pending Review, and on September 25, 2023, the U.S. Court of Appeals denied the Motion. On October 13, 2023, in combination with other parties, we filed an Emergency Application for Stay of Final Agency Action in the United States Supreme Court. The case was styled Kinder Morgan, Inc, et al. v. EPA, et al. and has since been consolidated with other cases and is styled Ohio, et al. v. EPA, et al. The Supreme Court issued an order deferring consideration of the Emergency Application for Stay pending oral argument which took place February 21, 2024. On June 27, 2024, the Supreme Court granted the Emergency Application ruling that enforcement of the Plan shall be stayed pending the disposition of the case on the merits by the U.S. Court of Appeals, and any subsequent petition for writ of certiorari to the Supreme Court, if such writ is timely sought.

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

In reaching its decision to grant the Emergency Application, the Supreme Court found that the parties challenging the Plan are likely to prevail on their argument that the Plan was not reasonably explained, that the EPA failed to supply a satisfactory explanation for its action, and that the EPA ignored an important aspect of the problem it was attempting to solve by promulgating the Plan. The EPA has no legal basis to enforce the Plan while the Supreme Court stay remains in place. If the Plan ultimately were to take effect in its current form (including full compliance by a revised compliance deadline accounting for the stays, and assuming failure of all challenges to state implementation plan disapprovals and to the Plan), we anticipate that it would have a material impact on us. Due to the extensive pending litigation, impacts of the Plan are difficult to predict. Should the Plan take effect, we would seek to mitigate the impacts, and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

Acquisition and Divestitures

The following acquisition and divestitures were made during the 2024 period. See Note 2. “Acquisitions and Divestitures” to our consolidated financial statements for further information on these transactions.

Event	Description	Business Segment
North McElroy Unit acquisition $60 million (June 2024)
We acquired AVAD Energy Partners’ interest in the North McElroy Unit (NMU). NMU is an existing waterflood that currently produces approximately 1,250 Bbl/d of crude oil. Our analysis suggests that NMU could be a candidate for CO2 flooding.
CO2 (Oil and Gas Producing activities)
CO2 assets divestiture $25 million (June 2024)
We sold our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC unit.
CO2 (Oil and Gas Producing activities)
Oklahoma assets divestiture $43 million (February 2024)	We sold our Oklahoma midstream assets consisting of our Oklahoma system and Cedar Cove.	Natural Gas Pipelines (Midstream)

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

GAAP Financial Measures

Our Consolidated Earnings Results for the three and six months ended June 30, 2024 and 2023 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 8 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the three and six months ended June 30, 2024 and 2023, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Certain Items
Fair value amortization	$—	$4	$—	$—
Change in fair value of derivative contracts(a)	2	(62)	52	(130)
(Gain) loss on divestitures and impairment, net	(41)	—	(70)	67
Income tax Certain Items(b)	10	12	1	13
Other	2	—	2	—
Total Certain Items(c)(d)	$(27)	$(46)	$(15)	$(50)
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)Amounts for the periods ending June 30, 2023 include the following amounts reported within “Earnings from equity investments” on the accompanying consolidated statements of income: (i) $1 million and $(1) million for the three and six-month periods, respectively, included within “Change in fair value of derivative contracts” and (ii) $67 million for the six-month period only included within “(Gain) loss on divestitures and impairment, net” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 3 “Losses on Impairments—Impairments”).
(d)Amounts for the periods ending June 30, 2024 and 2023 include, in the aggregate, $(1) million and $(5) million for the three-month periods, respectively, and $1 million and $(13) million for the six-month periods, respectively, included within “Interest, net” on the accompanying consolidated statements of income which consist of (i) $4 million and none for the 2023 three and six-month periods, respectively, of “Fair value amortization” and (ii) $(1) million and $(9) million for the three-month periods, respectively, and $1 million and $(13) million for the six-month periods, respectively, of “Change in fair value of derivative contracts.”

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

Net Debt

Net Debt is calculated, based on amounts as of June 30, 2024, by subtracting the following amounts from our debt balance of $31,711 million: (i) cash and cash equivalents of $98 million; (ii) debt fair value adjustments of $89 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(7) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2024	2023	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$3,572	$3,501	$71	2%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(967)	(971)	4	—%
Operations and maintenance	(741)	(685)	(56)	(8)%
DD&A	(584)	(557)	(27)	(5)%
General and administrative	(179)	(169)	(10)	(6)%
Taxes, other than income taxes	(109)	(103)	(6)	(6)%
Gain on divestitures, net	45	13	32	246%
Other income, net	1	1	—	—%
Total Operating Costs, Expenses and Other	(2,534)	(2,471)	(63)	(3)%
Operating Income	1,038	1,030	8	1%
Other Income (Expense)
Earnings from equity investments	208	208	—	—%
Amortization of excess cost of equity investments	(13)	(19)	6	32%
Interest, net	(464)	(443)	(21)	(5)%
Other, net	1	2	(1)	(50)%
Total Other Expense	(268)	(252)	(16)	(6)%
Income Before Income Taxes	770	778	(8)	(1)%
Income Tax Expense	(168)	(168)	—	—%
Net Income	602	610	(8)	(1)%
Net Income Attributable to Noncontrolling Interests	(27)	(24)	(3)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$575	$586	$(11)	(2)%
Basic and diluted earnings per share	$0.26	$0.26	$—	—%
Basic and diluted weighted average shares outstanding	2,219	2,237	(18)	(1)%
Declared dividends per share	$0.2875	$0.2825	$0.005	2%

	Six Months Ended June 30,
	2024	2023	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$7,414	$7,389	$25	—%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(2,074)	(2,186)	112	5%
Operations and maintenance	(1,421)	(1,324)	(97)	(7)%
DD&A	(1,171)	(1,122)	(49)	(4)%
General and administrative	(354)	(335)	(19)	(6)%
Taxes, other than income taxes	(220)	(213)	(7)	(3)%
Gain on divestitures, net	77	13	64	492%
Other income, net	10	2	8	400%
Total Operating Costs, Expenses and Other	(5,153)	(5,165)	12	—%
Operating Income	2,261	2,224	37	2%
Other Income (Expense)
Earnings from equity investments	451	373	78	21%
Amortization of excess cost of equity investments	(25)	(36)	11	31%
Interest, net	(936)	(888)	(48)	(5)%
Other, net	1	4	(3)	(75)%
Total Other Expense	(509)	(547)	38	7%
Income Before Income Taxes	1,752	1,677	75	4%
Income Tax Expense	(377)	(364)	(13)	(4)%
Net Income	1,375	1,313	62	5%
Net Income Attributable to Noncontrolling Interests	(54)	(48)	(6)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$1,321	$1,265	$56	4%
Basic and diluted earnings per share	$0.59	$0.56	$0.03	5%
Basic and diluted weighted average shares outstanding	2,219	2,242	(23)	(1)%
Declared dividends per share	$0.575	$0.565	$0.01	2%

Our consolidated revenues primarily consist of services and sales revenue. Our services revenues include fees for transportation and other midstream services that we perform. Fluctuations in our consolidated services revenue largely reflect changes in volumes and/or in the rates we charge. Our consolidated sales revenues include sales of natural gas (includes natural gas, RNG and RINs) and products (includes NGL, crude oil, CO2 and transmix). Our consolidated sales revenue will fluctuate with commodity prices and volumes, and the costs of sales associated with purchases will usually have a commensurate and offsetting impact, except for the CO2 segment, which produces, instead of purchases, the crude oil and CO2 it sells. Additionally, fluctuations in revenues and costs of sales may be further impacted by gains or losses from derivative contracts that we use to manage our commodity price risk.

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and six-month periods ended June 30, 2024 and 2023:

Revenues

Revenues increased $71 million and $25 million for the three and six months ended June 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily due to higher services revenues of $131 million and $284 million, respectively, driven by (i) our acquisition of the STX Midstream assets partially offset by a reduction in revenues related to divested assets; (ii) higher volumes, including expansion projects; and (iii) rate escalations, partially offset by lower product sales of $13 million and $28 million, respectively, driven by lower volumes partially offset by higher commodity prices, and lower natural gas sales of $5 million and $178 million, respectively, due to lower commodity prices partially offset by higher commodity volumes and higher RIN sales. Revenues were further reduced by $53 million and $130 million, respectively, for the impacts of derivative contracts used to hedge commodity sales which includes both realized and unrealized gains and losses from derivatives. The decreases in sales revenues, which include the impact of our divested assets, had corresponding decreases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales decreased $4 million and $112 million for the three and six months ended June 30, 2024, respectively, as compared to the respective prior year periods. The decreases, which include the impact of our divested assets, were primarily due to lower costs of sales for products of $63 million and $73 million, respectively, which were driven primarily by lower volumes partially offset by higher commodity prices, and an increase in costs of sales of $51 million and $134 million, respectively, related to derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives. The year-to-date decrease was also impacted by lower costs of sales for natural gas of $166 million primarily due to lower commodity prices partially offset by higher volumes.

Operations and Maintenance

Operations and maintenance increased $56 million and $97 million for the three and six months ended June 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily driven by other expenses, including integrity and service costs, higher labor and fuel costs, related to greater activity levels and inflation.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $21 million and $48 million for the three and six months ended June 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily due to higher average short-term debt balances and higher interest rates associated with our fixed-to-floating interest rate swaps and our long-term debt partially offset by lower fixed-to-floating hedged debt and average long-term debt balances.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$575	$586	$1,321	$1,265
Certain Items(a)
Fair value amortization	—	4	—	—
Change in fair value of derivative contracts	2	(62)	52	(130)
(Gain) loss on divestitures and impairment, net	(41)	—	(70)	67
Income tax Certain Items	10	12	1	13
Other	2	—	2	—
Total Certain Items	(27)	(46)	(15)	(50)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$548	$540	$1,306	$1,215

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$575	$586	$1,321	$1,265
Total Certain Items(b)	(27)	(46)	(15)	(50)
Net income allocated to participating securities(c)	(3)	(4)	(7)	(7)
Other(d)	—	1	—	—
Adjusted Net Income Attributable to Common Stock	$545	$537	$1,299	$1,208

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF
Net income attributable to Kinder Morgan, Inc.	$575	$586	$1,321	$1,265
Total Certain Items(b)	(27)	(46)	(15)	(50)
DD&A	584	557	1,171	1,122
Amortization of excess cost of equity investments	13	19	25	36
Income tax expense(e)	158	156	376	351
Cash taxes	(13)	(8)	(11)	(9)
Sustaining capital expenditures	(241)	(195)	(410)	(351)
Amounts from joint ventures
Unconsolidated joint venture DD&A	86	80	172	161
Remove consolidated joint venture partners’ DD&A	(15)	(15)	(31)	(31)
Unconsolidated joint venture income tax expense(f)(g)	19	20	41	46
Unconsolidated joint venture cash taxes(f)	4	(52)	(53)	(52)
Unconsolidated joint venture sustaining capital expenditures	(55)	(46)	(89)	(75)
Remove consolidated joint venture partners’ sustaining capital expenditures	2	2	5	4
Other items(h)	10	18	20	33
DCF	$1,100	$1,076	$2,522	$2,450
Basic weighted average shares outstanding	2,219	2,237	2,219	2,242
Adjusted EPS	$0.25	$0.24	$0.59	$0.54
Weighted average shares outstanding for dividends(i)	2,232	2,250	2,232	2,255
DCF per share	$0.49	$0.48	$1.13	$1.09
Declared dividends per share	$0.2875	$0.2825	$0.575	$0.565

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
(e)To avoid duplication, adjustments for income tax expense for the periods ended June 30, 2024 and 2023 exclude $10 million and $12 million for the three-month periods, respectively, and $1 million and $13 million for the six-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
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
(h)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(i)Includes restricted stock awards that participate in dividends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$575	$586	$1,321	$1,265
Certain Items(a)
Fair value amortization	—	4	—	—
Change in fair value of derivative contracts	2	(62)	52	(130)
(Gain) loss on divestitures and impairment, net	(41)	—	(70)	67
Income tax Certain Items	10	12	1	13
Other	2	—	2	—
Total Certain Items	(27)	(46)	(15)	(50)
DD&A	584	557	1,171	1,122
Amortization of excess cost of equity investments	13	19	25	36
Income tax expense(b)	158	156	376	351
Interest, net(c)	465	448	935	901
Amounts from joint ventures
Unconsolidated joint venture DD&A	86	80	172	161
Remove consolidated joint venture partners’ DD&A	(15)	(15)	(31)	(31)
Unconsolidated joint venture income tax expense(d)	19	20	41	46
Adjusted EBITDA	$1,858	$1,805	$3,995	$3,801
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, adjustments for income tax expense for the periods ended June 30, 2024 and 2023 exclude $10 million and $12 million for the three-month periods, respectively, and $1 million and $13 million for the six-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, adjustments for interest, net for the periods ended June 30, 2024 and 2023 exclude $(1) million and $(5) million for the three-month periods, respectively, and $1 million and $(13) million for the six-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$548	$540	$1,306	$1,215
DCF	1,100	1,076	2,522	2,450
Adjusted EBITDA	1,858	1,805	3,995	3,801

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$8		$91
DCF	$24		$72
Adjusted EBITDA	$53		$194

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $8 million and $91 million for the three and six months ended June 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily driven by favorable margins from our Natural Gas Pipelines, Products Pipelines and Terminals business segments, all of which were also primary drivers of the increase in DCF of $24 million and $72 million, respectively, and the increase in Adjusted EBITDA of $53 million and $194 million, respectively. The three and six-month period increases in DCF were also unfavorably impacted by an increase in sustaining capital expenditures and for the three-month period only, favorably impacted by a decrease in tax payments associated with taxable joint ventures.

General and Administrative and Corporate Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
General and administrative	$(179)	$(169)	$(354)	$(335)
Corporate charges	(5)	(10)	(10)	(23)
Certain Items(a)	2	—	2	—
General and administrative and corporate charges	$(182)	$(179)	$(362)	$(358)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(10)		$(19)
Corporate charges	5		13
Total	$(5)		$(6)

General and administrative expenses increased $10 million and $19 million, and corporate charges decreased $5 million and $13 million for the three and six months ended June 30, 2024, respectively, when compared with the respective prior year periods. The combined changes for the three and six-month periods include $9 million and $16 million, respectively, consisting of higher labor and benefit-related costs, higher legal costs and higher corporate development costs, offset by lower pension costs of $8 million and $13 million, respectively. In addition, the combined changes described above include $2 million of costs for both the three and six-month 2024 periods, which we treated as Certain Items.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,227	$1,255	$2,741	$2,750
Certain Items(b)
Change in fair value of derivative contracts	4	(54)	43	(119)
Gain on divestiture	—	—	(29)	—
Natural Gas Pipelines Adjusted Segment EBDA	$1,231	$1,201	$2,755	$2,631

Products Pipelines Segment EBDA	$301	$285	$593	$469
Certain Items(b)
Change in fair value of derivative contracts	—	1	1	1
Loss on impairment	—	—	—	67
Products Pipelines Adjusted Segment EBDA	$301	$286	$594	$537

Terminals Segment EBDA	$281	$261	$550	$515

CO2 Segment EBDA	$206	$175	$364	$347
Certain Items(b)
Change in fair value of derivative contracts	(1)	—	7	1
Gain on divestitures	(41)	—	(41)	—
CO2 Adjusted Segment EBDA	$164	$175	$330	$348
(a)Includes revenues; earnings from equity investments; operating expenses; gain on divestitures, net; other income; net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$1,993	$1,991	$4,329	$4,457
Costs of sales	(567)	(574)	(1,298)	(1,439)
Other operating expenses	(381)	(354)	(725)	(666)
Gain on divestitures, net	—	9	29	9
Other income	1	1	10	2
Earnings from equity investments	183	175	398	375
Other, net	(2)	7	(2)	12
Segment EBDA	1,227	1,255	2,741	2,750
Certain Items:
Change in fair value of derivative contracts	4	(54)	43	(119)
Gain on divestiture	—	—	(29)	—
Certain Items(a)	4	(54)	14	(119)
Adjusted Segment EBDA	$1,231	$1,201	$2,755	$2,631

Change from prior period	Increase/(Decrease)
Segment EBDA	$(28)		$(9)
Adjusted Segment EBDA	$30		$124

Volumetric data(b)
Transport volumes (BBtu/d)	42,122	42,014	42,864	42,666
Sales volumes (BBtu/d)	2,457	2,220	2,511	2,169
Gathering volumes (BBtu/d)	4,013	3,661	4,013	3,530
NGLs (MBbl/d)	42	34	39	33
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2024 and 2023, Certain Items of (i) $4 million and $(55) million for the three-month periods, respectively, and $14 million and $(118) million for the six-month periods, respectively, are associated with our Midstream business and (ii) $1 million for the 2023 three-month period and $(1) million for the 2023 six-month period are associated with our East business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
East	$622	$645	$1,367	$1,341
West	213	216	478	475
Midstream	392	394	896	934
Total Natural Gas Pipelines	$1,227	$1,255	$2,741	$2,750

Change from prior period	Increase/(Decrease)
East	$(23)		$26
West	$(3)		$3
Midstream	$(2)		$(38)

The changes in Natural Gas Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2024 and 2023 are explained by the following discussion:
•The $23 million (4%) decrease and $26 million (2%) increase, respectively, in East were impacted by (i) lower equity earnings from Midcontinent Express Pipeline LLC that was driven by lower contracted rates; (ii) lower firm revenues on our Stagecoach assets as a result of lower rates in the Northeast; (iii) lower revenues on Southern LNG Company, L.L.C. due to timing of revenue recognition associated with a prepaid customer contract; and (iv) on TGP, an increase in legal reserves and higher pipeline maintenance costs offset by higher revenues due to an expansion project that went into service in November 2023. The year-to-date increase was further impacted by increased demand for services on our Stagecoach assets.

•The $3 million (1%) decrease and $3 million (1%) increase, respectively, in West were primarily due to less favorable spreads on EPNG compared to 2023, higher pipeline maintenance costs and, to a greater extent in the six-month period, lower gas sales margin. These decreases were partially offset by increased earnings from Cheyenne Plains Gas Pipeline Company, L.L.C. and Wyoming Interstate Company, L.L.C. driven by increased demand for services. The year-to-date increase was partially the result of an insurance settlement received by EPNG in the 2024 period.

•The $2 million (1%) and $38 million (4%) decreases, respectively, in Midstream resulted from the impacts of non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which primarily increased costs of sales, partially offset by a gain on sale of assets in the 2024 six-month period, all of which we treated as Certain Items.

In addition, Midstream was favorably impacted by (i) an increase in earnings related to our STX Midstream acquired assets partially offset by a reduction in earnings related to divested assets; (ii) higher services revenues driven by increased volumes and rates on our Texas intrastate systems, and in the three-month period, higher gas sales margin due to lower prices on costs of sales; and (iii) higher revenues driven by increased volumes partially offset by higher operating costs on our KinderHawk assets. These increases were partly reduced by lower gas sales margin driven by lower commodity prices and volumes on our Altamont assets . The year-to-date decrease was also impacted by lower sales margins on our Texas intrastate natural gas pipeline operations largely driven by lower commodity prices.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

Products Pipelines

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$776	$735	$1,504	$1,403
Costs of sales	(373)	(374)	(722)	(701)
Other operating expenses	(117)	(100)	(221)	(213)
Earnings from equity investments	15	24	32	(20)
Segment EBDA	301	285	593	469
Certain Items:
Change in fair value of derivative contracts	—	1	1	1
Loss on impairment	—	—	—	67
Certain Items(a)	—	1	1	68
Adjusted Segment EBDA	$301	$286	$594	$537

Change from prior period	Increase/(Decrease)
Segment EBDA	$16		$124
Adjusted Segment EBDA	$15		$57

Volumetric data(b)
Gasoline(c)	1,008	1,004	966	976
Diesel fuel	360	356	347	342
Jet fuel	308	290	291	281
Total refined product volumes	1,676	1,650	1,604	1,599
Crude and condensate	493	495	475	477
Total delivery volumes (MBbl/d)	2,169	2,145	2,079	2,076
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2024 and 2023, Certain Items of (i) $1 million for the 2023 three-month period, and $1 million for each of the six-month periods, respectively, are associated with our Southeast Refined Products business and (ii) $67 million for the 2023 six-month period is associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
West Coast Refined Products	$150	$135	$290	$243
Southeast Refined Products	77	63	154	134
Crude and Condensate	74	87	149	92
Total Products Pipelines	$301	$285	$593	$469

Change from prior period	Increase (Decrease)
West Coast Refined Products	$15		$47
Southeast Refined Products	$14		$20
Crude and Condensate	$(13)		$57

The changes in Products Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2024 and 2023 are explained by the following discussion:
•The $15 million (11%) and $47 million (19%) increases, respectively, in West Coast Refined Products as a result of higher transportation rates and higher renewable diesel volumes partially offset by higher pipeline maintenance costs on our Pacific operations. The year-to-date increase was also impacted by lower other operating costs driven by favorable net product gains.

•The $14 million (22%) and $20 million (15%) increases, respectively, in Southeast Refined Products were driven by (i) higher product sales margin as a result of higher butane blending volumes at our South East Terminals; (ii) an increase in equity earnings from Products (SE) Pipe Line that primarily benefited from higher rates; and (iii) favorable product pricing and processing volumes at our Transmix processing operations.

•The $13 million (15%) decrease and $57 million (62%) increase, respectively, in in Crude and Condensate was impacted in the 2023 six-month period only by a $67 million non-cash impairment related to our investment in Double Eagle Pipeline LLC, which decreased equity earnings, and which we treated as a Certain Item.

In addition, Crude and Condensate was unfavorably impacted by a decrease in equity earnings, excluding the impairment discussed above, from Double Eagle Pipeline LLC due to unfavorable recontracting partially offset by higher sales margin on our Bakken Crude assets due to increased marketing activities and an escalated rate on our KM Condensate Processing facility in the six-month period. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased volumes partially offset by higher commodity prices.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$509	$478	$1,005	$939
Costs of sales	(12)	(9)	(22)	(14)
Other operating expenses	(226)	(215)	(447)	(420)
Gain on divestitures, net	5	3	7	3
Earnings from equity investments	2	2	4	4
Other, net	3	2	3	3
Segment EBDA	$281	$261	$550	$515

Change from prior period	Increase/(Decrease)
Segment EBDA	$20		$35

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.6	78.6	78.6	78.6
Liquids utilization %(b)	94.3%	93.6%	94.1%	93.2%
Bulk transload tonnage (MMtons)	14.1	13.7	27.7	27.1
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

Below are the changes in Terminals Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Liquids	$162	$145	$323	$294
Bulk	74	70	135	134
Jones Act tankers	45	43	90	84
Other	—	3	2	3
Total Terminals	$281	$261	$550	$515

Change from prior period	Increase/(Decrease)
Liquids	$17		$29
Bulk	$4		$1
Jones Act tankers	$2		$6
Other	$(3)		$(1)

The changes in Terminals Segment EBDA in the comparable three and six-month periods ended June 30, 2024 and 2023 are explained by the following discussion:
•The $17 million (12%) and $29 million (10%) increases, respectively, in Liquids were primarily due to increased revenues driven by (i) contributions from expansion projects; (ii) higher volumes and associated ancillaries; and (iii) higher rates and utilization, primarily at our New York Harbor hub facilities, partially offset by higher maintenance and labor expenses.

•The $4 million (6%) and $1 million (1%) increases, respectively, in Bulk were primarily due to an increase in revenues driven by increased volume and related ancillaries for coal and soda ash and, in the three-month period, petroleum coke largely offset by (i) higher labor and maintenance expenses; (ii) demurrage costs incurred at our International Marine Terminal; and, in the six-month period, (iii) refinery turnarounds and unplanned outages associated with our petroleum coke handling activities.

•The $2 million (5%) and $6 million (7%) increases, respectively, in Jones Act tankers were primarily due to higher average charter rates.

CO2

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$298	$302	$586	$599
Costs of sales	(19)	(18)	(40)	(39)
Other operating expenses	(121)	(117)	(240)	(228)
Gain on divestitures, net	40	1	41	1
Earnings from equity investments	8	7	17	14
Segment EBDA	206	175	364	347
Certain Items:
Change in fair value of derivative contracts	(1)	—	7	1
Gain on divestitures	(41)	—	(41)	—
Certain Items(a)	(42)	—	(34)	1
Adjusted Segment EBDA	$164	$175	$330	$348

Change from prior period	Increase/(Decrease)
Segment EBDA	$31		$17
Adjusted Segment EBDA	$(11)		$(18)

Volumetric data(b)
SACROC oil production	18.91	22.27	19.01	20.77
Yates oil production	6.09	6.55	6.17	6.65
Other	1.05	1.09	1.06	1.08
Total oil production, net (MBbl/d)(c)	26.05	29.91	26.24	28.50
NGL sales volumes, net (MBbl/d)(c)	7.97	9.65	8.42	8.90
CO2 sales volumes, net (Bcf/d)	0.316	0.342	0.326	0.352
RNG sales volumes (BBtu/d)	9	5	8	5
Realized weighted average oil price ($ per Bbl)	$69.47	$67.73	$69.08	$67.45
Realized weighted average NGL price ($ per Bbl)	$27.29	$31.22	$27.78	$32.54
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2024 and 2023 Certain Items are associated with our Oil and Gas Producing activities. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Volumes for acquired assets are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Oil and Gas Producing activities	$145	$135	$252	$253
Source and Transportation activities	48	39	96	88
Subtotal	193	174	348	341
Energy Transition Ventures	13	1	16	6
Total CO2	$206	$175	$364	$347

Change from prior period	Increase/(Decrease)
Oil and Gas Producing activities	$10		$(1)
Source and Transportation activities	$9		$8
Energy Transition Ventures	$12		$10

The changes in CO2 Segment EBDA in the comparable three and six-month periods ended June 30, 2024 and 2023 are explained by the following discussion:
•The $10 million (7%) increase and $1 million (—%) decrease, respectively, in Oil and Gas Producing activities resulted from a $41 million gain on sale of oil and gas producing fields and non-cash mark-to-market derivative hedge contracts which increased revenues for the three-month period and decreased revenues for the six-month period, and which we treated as Certain Items.

In addition, Oil and Gas Producing activities was impacted by decreased revenues primarily due to (i) lower crude oil volumes partially related to the timing of the recovery of production at SACROC after an outage in 2023; (ii) lower realized NGL prices and volumes; and (iii) our divested assets offset by an increase in revenues related to our acquired assets.

•The $9 million (23%) and $8 million (9%) increases, respectively, in Source and Transportation activities were primarily due to higher revenues from the Wink Pipeline as a result of a refinery outage in 2023 and lower integrity maintenance costs in 2024 partially offset by lower CO2 sales volumes partly offset by higher realized prices.

•The $12 million (1,200%) and $10 million (167%) increases, respectively, in Energy Transition Ventures were primarily due to higher RIN sales margin resulting from increased volumes partially offset by higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2024:

	Remaining 2024	2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$66.21	$65.43	$65.72	$65.66	$64.53
Volume (MBbl/d)	22.90	15.40	9.90	7.10	0.60
NGLs
Price ($ per Bbl)	$48.34	$50.17
Volume (MBbl/d)	4.24	1.09
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of June 30, 2024, we had $98 million of “Cash and cash equivalents,” an increase of $15 million from December 31, 2023. Additionally, as of June 30, 2024, we had borrowing capacity of approximately $2.7 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $2,876 million and $2,883 million in the first six months of 2024 and 2023, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash flow provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our expansion capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, our short-term debt borrowings are used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations.

As of June 30, 2024 and December 31, 2023, approximately $6,125 million (19%) and $8,253 million (26%), respectively, of the principal amount of our debt balances were subject to variable interest rates. The amounts at June 30, 2024 and December 31, 2023 include $5,350 million and $6,200 million, respectively, of interest rate swap agreements and $735 million and $1,989 million, respectively, of commercial paper notes. We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Our board of directors declared a quarterly dividend of $0.2875 per share for the second quarter of 2024, a 2% increase over the dividend declared for the second quarter of 2023.

On February 1, 2024, we issued, in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 for combined net proceeds of $2,230 million, which were used to repay short-term borrowings, fund maturing debt and for general corporate purposes.

During the six months ended June 30, 2024, upon maturity, we repaid our 4.15% senior notes and our 4.30% senior notes.

Short-term Liquidity

As of June 30, 2024, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $2.7 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of June 30, 2024, our $3,062 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and outstanding commercial paper borrowings. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2023 was $4,049 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,768 million and $4,679 million as of June 30, 2024 and December 31, 2023, respectively. The overall $911 million favorable change from year-end 2023 was primarily due to (i) a $1,254 million decrease in commercial paper borrowings resulting from refinancing a portion of our short-term borrowings into long-term debt with the issuance of senior notes in 2024; (ii) a $99 million decrease in other current liabilities, primarily related to reductions in bonus accruals and cash margins; and (iii) a $49 million decrease in accrued taxes, partially offset by (i) a $250 million increase in senior notes that mature in the next twelve months; (ii) a $133 million net unfavorable change in our accounts receivables and payables; and (iii) unfavorable net short-term fair value adjustments of $103 million on derivative contract assets and liabilities in 2024. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the six months ended June 30, 2024, and the amount we expect to spend for the remainder of 2024 to sustain our assets and expand our business are as follows:

	Six Months Ended June 30, 2024	2024 Remaining	Total 2024
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$410	$585	$995
Expansion capital expenditures	757	1,184	1,941
Accrued capital expenditures, contractor retainage and other	33	—	—
Capital expenditures	$1,200	$1,769	$2,936
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$89	$107	$196
Investments in unconsolidated joint ventures(b)	47	128	175
Less: Consolidated joint venture partners’ sustaining capital expenditures	(5)	(8)	(13)
Less: Consolidated joint venture partners’ expansion capital expenditures	(11)	(13)	(24)
Acquisition	60	—	60
Accrued capital expenditures, contractor retainage and other	(33)	—	—
Total capital investments	$1,347	$1,983	$3,330
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Six Months Ended June 30, 2024	2024 Remaining	Total 2024
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$410	$585	$995
Sustaining capital expenditures of unconsolidated joint ventures(a)	89	107	196
Less: Consolidated joint venture partners’ sustaining capital expenditures	(5)	(8)	(13)
Total sustaining capital investments	494	684	1,178
Expansion capital investments
Capital expenditures for property, plant and equipment	757	1,184	1,941
Investments in unconsolidated joint ventures(b)	47	128	175
Less: Consolidated joint venture partners’ expansion capital expenditures	(11)	(13)	(24)
Acquisition	60	—	60
Total expansion capital investments	853	1,299	2,152
Total capital investments	$1,347	$1,983	$3,330
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Impact of Regulation

The trend toward increasingly stringent regulations creates uncertainty regarding our capital and operating expenditure requirements over the longer term. For example, on June 5, 2023, the EPA’s final rule known as the “Good Neighbor

Plan” (the Plan) was published in the Federal Register. As a precursor to the Plan, the EPA disapproved 21 State Implementation Plans (SIPs) and found that two other states had failed to submit SIPs under the interstate transport (Good Neighbor) provisions of the Clean Air Act for the 2015 Ozone NAAQS. The Plan imposes prescriptive emission standards for several sectors, including new and existing internal combustion engines of a certain size used in pipeline transportation of natural gas. The EPA subsequently proposed to disapprove five additional state SIPs and apply the Plan or portions of the Plan to sources in those states, including one state that would affect our operations.

Multiple legal challenges have already been filed, including by us. See Note 10, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. While we are unable to predict whether any legal challenges will result in changes to the Plan or how those changes, if any, would impact us, we believe that the EPA’s disapprovals of the SIPs were improper, that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist as evidenced by the U.S. Supreme Court ruling on June 27, 2024 that enforcement of the Plan shall be stayed pending a decision on the merits of the case by the U.S. Court of Appeals for the District of Columbia Circuit and any subsequent timely appeal to the Supreme Court. In reaching its decision, the Supreme Court found that the parties challenging the Plan are likely to prevail on their argument that the Plan was not reasonably explained, that the EPA failed to supply a satisfactory explanation for its action, and that the EPA ignored an important aspect of the problem it was attempting to solve by promulgating the Plan. The Supreme Court did not analyze all of the parties’ legal challenges to the Plan. In addition to the Supreme Court stay, several states in which we have affected assets had previously appealed the EPA’s disapprovals of SIPs and obtained stays of those disapprovals pending appeal. The criteria for those stays pending appeal include a requirement that the applicant show likelihood of success on the merits. Stays pending appeal were granted with respect to the EPA’s disapprovals of SIPs submitted by Alabama, Arkansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Nevada, Oklahoma, Texas, Utah and West Virginia. The EPA has no legal basis to enforce the Plan in any state while the Supreme Court stay remains in place, and in many of those states there are also stays of the underlying SIP disapprovals, which also serve to prevent enforcement of the Plan. In response to the stays of the EPA’s SIP disapprovals, the EPA published interim final rules on July 31, 2023, and September 29, 2023, acknowledging that the Plan requirements in those states were suspended and indicating that the Plan compliance deadlines in those states may be extended. The guidance afforded by the EPA in the interim final rules is uncertain so we filed petitions seeking review of the interim final rules in the U.S. Court of Appeals for the District of Columbia Circuit. On February 1, 2024, the Court ordered these cases be held in abeyance pending further order of the Court.

If the Plan were fully implemented, its emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. The Plan, as initially published by EPA, would require that all impacted engines meet the stringent emission limits by May 1, 2026, unless compliance schedule extensions are granted by the EPA, which would need to be supported by us and approved by the EPA on an engine-by-engine basis. If the Plan ultimately were to take effect in its current form (including full compliance by a revised compliance deadline accounting for the stays, and assuming failure of all challenges to SIP disapprovals and the Plan), we currently estimate that it would have a material impact on us, including estimated costs necessary to comply with the Plan ranging from $1.5 billion to $1.8 billion (including costs for joint ventures that we operate, net to our interests in such joint ventures), potential shortages of equipment resulting in our inability to comply with the Plan, and operational disruptions. Given the extensive pending litigation, impacts of the Plan are difficult to predict. The outcomes of these numerous lawsuits may significantly decrease our exposure. In addition, we would seek to mitigate the impacts and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

Commitments for the purchase of property, plant and equipment as of June 30, 2024 and December 31, 2023 were $637 million and $469 million, respectively. The increase of $168 million was primarily driven by an overall increase of capital commitments related to our business segments.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2024 and 2023.

	Six Months Ended June 30,
	2024	2023	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$2,876	$2,883	$(7)
Investing activities	(1,172)	(1,086)	(86)
Financing activities	(1,676)	(2,071)	395
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$28	$(274)	$302

Operating Activities

Net cash provided by operating activities was relatively flat for the comparable six-month periods ended June 30, 2024 and 2023.

Investing Activities

$86 million more cash used in investing activities in the comparable six-month periods ended June 30, 2024 and 2023 is explained by the following discussion:

•a $158 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment; partially offset by
•a $92 million decrease in cash used for contributions to equity investees driven primarily by lower contributions to Permian Highway Pipeline LLC and Greenholly Gathering Pipeline LLC in the 2024 period compared to the 2023 period.

Financing Activities

$395 million less cash used in financing activities in the comparable six-month periods ended June 30, 2024 and 2023 is explained by the following discussion:

•a $310 million decrease in cash used for share repurchases under our share buy-back program; and
•a $92 million decrease in cash used related to debt activity as a result of lower net payments in the 2024 period compared to the 2023 period.

Dividends

We expect to declare dividends of $1.15 per share on our stock for 2024. The table below reflects our 2024 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2024	$0.2875	April 17, 2024	April 30, 2024	May 15, 2024
June 30, 2024	0.2875	July 17, 2024	July 31, 2024	August 15, 2024

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2024.”

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

Excluding fair value adjustments, as of June 30, 2024 and December 31, 2023, the Obligated Group had $30,873 million and $31,167 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2024	December 31, 2023
	(In millions)
Current assets	$1,903	$2,246
Current assets - affiliates	717	760
Noncurrent assets	62,870	62,877
Noncurrent assets - affiliates	837	903
Total Assets	$66,327	$66,786

Current liabilities	$5,607	$6,907
Current liabilities - affiliates	730	734
Noncurrent liabilities	32,669	31,681
Noncurrent liabilities - affiliates	1,462	1,306
Total Liabilities	40,468	40,628
Kinder Morgan, Inc.’s stockholders’ equity	25,859	26,158
Total Liabilities and Stockholders’ Equity	$66,327	$66,786

Summarized Combined Income Statement Information	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(In millions)
Revenues	$3,212	$6,712
Operating income	896	1,983
Net income	450	1,080

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

Item 4.  Controls and Procedures.

As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended June 30, 2024.

Item 5.  Other Information.

Rule 10b5-1 Plans

On April 22, 2024, Sital Mody, Vice President (President, Natural Gas Pipelines) of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to (i) 21,413 shares and (ii) all shares delivered, after tax withholding, upon vesting of an aggregate 40,122 restricted stock units. The expiration date for Mr. Mody’s plan is August 31, 2025.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2024.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 19, 2024	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)