Form 10-Q
period 2024-09-30
KINDER MORGAN, INC.
filed 2024-10-18
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 17, 2024, the registrant had 2,221,640,145 shares of Class P common stock outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY

Company Abbreviations

EPNG	=	El Paso Natural Gas Company, L.L.C.	KMLT	=	Kinder Morgan Liquid Terminals, LLC
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	SNG	=	Southern Natural Gas Company, L.L.C.
			TGP	=	Tennessee Gas Pipeline Company, L.L.C.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Services	$2,215	$2,087	$6,625	$6,201
Commodity sales	1,441	1,785	4,307	4,991
Other	43	35	181	104
Total Revenues	3,699	3,907	11,113	11,296
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,024	1,405	3,098	3,591
Operations and maintenance	790	738	2,211	2,062
Depreciation, depletion and amortization	587	561	1,758	1,683
General and administrative	176	162	530	497
Taxes, other than income taxes	107	106	327	319
Loss (gain) on divestitures, net	1	(3)	(76)	(16)
Other income, net	(1)	—	(11)	(2)
Total Operating Costs, Expenses and Other	2,684	2,969	7,837	8,134
Operating Income	1,015	938	3,276	3,162
Other Income (Expense)
Earnings from equity investments	211	234	662	607
Amortization of excess cost of equity investments	(12)	(18)	(37)	(54)
Interest, net	(466)	(457)	(1,402)	(1,345)
Other, net	16	3	17	7
Total Other Expense	(251)	(238)	(760)	(785)
Income Before Income Taxes	764	700	2,516	2,377
Income Tax Expense	(113)	(145)	(490)	(509)
Net Income	651	555	2,026	1,868
Net Income Attributable to Noncontrolling Interests	(26)	(23)	(80)	(71)
Net Income Attributable to Kinder Morgan, Inc.	$625	$532	$1,946	$1,797

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.28	$0.24	$0.87	$0.80
Basic and Diluted Weighted Average Shares Outstanding	2,221	2,230	2,220	2,238
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$651	$555	$2,026	$1,868
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(30), $45, $(6) and $(1), respectively)	99	(153)	18	2
Reclassification into earnings of net derivative instruments (gain) loss to net income (net of taxes of $4, $(6), $(3) and $9, respectively)	(13)	22	9	(29)
Benefit plan adjustments (net of taxes of $—, $(2), $(4) and $(4), respectively)	1	3	15	11
Total other comprehensive income (loss)	87	(128)	42	(16)
Comprehensive income	738	427	2,068	1,852
Comprehensive income attributable to noncontrolling interests	(26)	(23)	(80)	(71)
Comprehensive income attributable to KMI	$712	$404	$1,988	$1,781
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$108	$83
Restricted deposits	25	13
Accounts receivable	1,265	1,588
Fair value of derivative contracts	75	126
Inventories	526	525
Other current assets	178	207
Total current assets	2,177	2,542
Property, plant and equipment, net	37,709	37,297
Investments	7,882	7,874
Goodwill	20,084	20,121
Other intangibles, net	1,809	1,957
Deferred charges and other assets	1,218	1,229
Total Assets	$70,879	$71,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$1,984	$4,049
Accounts payable	1,256	1,366
Accrued interest	361	513
Accrued taxes	286	272
Fair value of derivative contracts	117	205
Other current liabilities	727	816
Total current liabilities	4,731	7,221
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,825	27,880
Debt fair value adjustments	222	187
Total long-term debt	30,047	28,067
Deferred income taxes	1,853	1,388
Other long-term liabilities and deferred credits	2,502	2,615
Total long-term liabilities and deferred credits	34,402	32,070
Total Liabilities	39,133	39,291
Commitments and contingencies (Notes 4 and 10)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,221,626,124 and 2,219,729,644 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,217	41,190
Accumulated deficit	(10,658)	(10,689)
Accumulated other comprehensive loss	(175)	(217)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,406	30,306
Noncontrolling interests	1,340	1,423
Total Stockholders’ Equity	31,746	31,729
Total Liabilities and Stockholders’ Equity	$70,879	$71,020
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net income	$2,026	$1,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,758	1,683
Deferred income taxes	454	495
Amortization of excess cost of equity investments	37	54
Change in fair value of derivative contracts	32	(93)
Gain on divestitures, net	(76)	(16)
Earnings from equity investments	(662)	(607)
Distributions of equity investment earnings	600	572
Changes in components of working capital
Accounts receivable	300	351
Inventories	2	130
Other current assets	(2)	89
Accounts payable	(107)	(115)
Accrued interest, net of interest rate swaps	(138)	(131)
Accrued taxes	15	21
Other current liabilities	(68)	(105)
Other, net	(46)	(27)
Net Cash Provided by Operating Activities	4,125	4,169

Cash Flows From Investing Activities
Acquisition of assets (Note 2)	(58)	(13)
Capital expenditures	(1,857)	(1,689)
Contributions to investments	(93)	(179)
Distributions from equity investments in excess of cumulative earnings	117	166
Other, net	33	(18)
Net Cash Used in Investing Activities	(1,858)	(1,733)

Cash Flows From Financing Activities
Issuances of debt	8,803	4,373
Payments of debt	(8,937)	(5,051)
Debt issue costs	(31)	(18)
Dividends	(1,915)	(1,898)
Repurchases of shares	(7)	(390)
Contributions from noncontrolling interests	—	1
Distributions to noncontrolling interests	(123)	(121)
Other, net	(20)	(29)
Net Cash Used in Financing Activities	(2,230)	(3,133)

Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	37	(697)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash, Cash Equivalents and Restricted Deposits, end of period	$133	$97

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2024	2023
Cash and Cash Equivalents, beginning of period	$83	$745
Restricted Deposits, beginning of period	13	49
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794
Cash and Cash Equivalents, end of period	108	80
Restricted Deposits, end of period	25	17
Cash, Cash Equivalents and Restricted Deposits, end of period	133	97
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$37	$(697)

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$31	$38
Assets contributed to equity investment	—	16
Net increase in property, plant and equipment from both accruals and contractor retainage	11	104
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,542	1,505
Cash paid during the period for income taxes, net	26	10
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2024	2,219	$22	$41,218	$(10,640)	$(262)	$30,338	$1,356	$31,694
Restricted shares	3		(1)			(1)		(1)
Net income				625		625	26	651
Dividends				(643)		(643)		(643)
Distributions						—	(42)	(42)
Other comprehensive income					87	87		87
Balance at September 30, 2024	2,222	$22	$41,217	$(10,658)	$(175)	$30,406	$1,340	$31,746

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2023	2,229	$22	$41,387	$(10,550)	$(290)	$30,569	$1,340	$31,909
Repurchases of shares	(4)		(73)			(73)		(73)
Restricted shares	3		(8)			(8)		(8)
Net income				532		532	23	555
Dividends				(634)		(634)		(634)
Distributions						—	(41)	(41)
Contributions						—	1	1
Other comprehensive loss					(128)	(128)		(128)
Balance at September 30, 2023	2,228	$22	$41,306	$(10,652)	$(418)	$30,258	$1,323	$31,581

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares	3		34			34		34
Net income				1,946		1,946	80	2,026
Dividends				(1,915)		(1,915)		(1,915)
Distributions						—	(123)	(123)
Acquisition adjustment (Note 2)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive income					42	42		42
Balance at September 30, 2024	2,222	$22	$41,217	$(10,658)	$(175)	$30,406	$1,340	$31,746

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2022	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(23)		(390)			(390)		(390)
Restricted shares	3		26			26		26
Net income				1,797		1,797	71	1,868
Dividends				(1,898)		(1,898)		(1,898)
Distributions						—	(121)	(121)
Contributions						—	1	1
Other			(3)			(3)		(3)
Other comprehensive loss					(16)	(16)		(16)
Balance at September 30, 2023	2,228	$22	$41,306	$(10,652)	$(418)	$30,258	$1,323	$31,581
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

The results of our May 31, 2024 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded the carrying value. Subsequent to our annual goodwill impairment test, we have not identified any triggers requiring further impairment analysis.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Net Income Available to Stockholders	$625	$532	$1,946	$1,797
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)	(11)	(11)
Net Income Allocated to Common Stockholders	$621	$528	$1,935	$1,786

Basic Weighted Average Shares Outstanding	2,221	2,230	2,220	2,238
Basic Earnings Per Share	$0.28	$0.24	$0.87	$0.80
(a)As of September 30, 2024, there were 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions on a weighted average basis)
Unvested restricted stock awards	14	13	13	13
Convertible trust preferred securities	3	3	3	3

2. Acquisitions and Divestitures

Acquisitions

As of September 30, 2024, our preliminary allocation of the purchase price for acquisitions are detailed below.

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

(2) South Texas Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,829 million, including purchase price adjustments for working capital. During the nine months ended September 30, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $10 million, resulting in a net $28 million decrease to goodwill. The acquired assets are included in our Natural Gas Pipelines business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1 of each year preceding each transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Divestitures

CO2 Divestiture

In June 2024, we divested our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC Unit. In addition to the leasehold interest, we received $19 million of cash proceeds from this divestiture, net of working capital adjustments, which is reported as an investing activity within “Other, net” on our accompanying consolidated statement of cash flows, and recorded a gain of $41 million, which is reported within “Loss (gain) on divestitures, net” on our accompanying consolidated statement of income and includes the effect of a $33 million reduction in our asset retirement obligations that were transferred to the buyer. The assets were included in our CO2 business segment.

Goodwill

Changes in the amounts of our goodwill for the nine months ended September 30, 2024 are summarized by reporting unit as follows:

	Natural Gas Pipelines Regulated	Natural Gas Pipelines Non-Regulated	CO2	Products Pipelines	Products Pipelines Terminals	Terminals	Energy Transition Ventures	Total
	(In millions)
Goodwill as of December 31, 2023	$14,249	$2,499	$928	$1,378	$151	$802	$114	$20,121
Acquisition(a)	—	(28)	—	—	—	—	—	(28)
Divestitures(b)	—	—	(9)	—	—	—	—	(9)
Goodwill as of September 30, 2024	$14,249	$2,471	$919	$1,378	$151	$802	$114	$20,084
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

4. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	September 30, 2024	December 31, 2023
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	307	1,989
Current portion of senior notes
4.15% due February 2024	—	650
4.30% due May 2024	—	600
4.25% due September 2024	—	650
4.30% due June 2025	1,500	—
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	66	49
Total current portion of debt	1,984	4,049

Long-term debt (excluding current portion)
Senior notes	29,260	27,255
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	294	311
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	161	204
Total long-term debt	29,825	27,880
Total debt(c)	$31,809	$31,929
(a)Weighted average interest rate on borrowings at September 30, 2024 and December 31, 2023 was 4.98% and 5.68%, respectively.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of September 30, 2024 and December 31, 2023, increased our total debt balances by $222 million and $187 million, respectively.

On February 1, 2024, we issued, in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 and received combined net proceeds of $2,230 million.

On July 31, 2024, we issued, in a registered offering, two series of senior notes consisting of $500 million aggregate principal amount of 5.10% senior notes due 2029 and $750 million aggregate principal amount of 5.95% senior notes due 2054 and received combined net proceeds of $1,235 million.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Credit Facilities and Restrictive Covenants

As of September 30, 2024, we had no borrowings outstanding under our credit facility, $307 million borrowings outstanding under our commercial paper program and $57 million in letters of credit. Our availability under our credit facility as of September 30, 2024 was $3.1 billion. For the periods ended September 30, 2024 and 2023, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	September 30, 2024		December 31, 2023
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,031	$31,980	$32,116	$31,370
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $213 million and $207 million as of September 30, 2024 and December 31, 2023, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2024 and December 31, 2023.

5. Stockholders’ Equity

Class P Common Stock

We have a board-approved share buy-back program that authorizes share repurchase of up to $3 billion. During the nine months ended September 30, 2024, we repurchased less than 1 million of our shares for $7 million at an average price of $16.50 per share.

Dividends

The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Per share cash dividend declared for the period	$0.2875	$0.2825	$0.8625	$0.8475
Per share cash dividend paid in the period	0.2875	0.2825	0.8575	0.8425

On October 16, 2024, our board of directors declared a cash dividend of $0.2875 per share for the quarterly period ended September 30, 2024, which is payable on November 15, 2024 to shareholders of record as of the close of business on October 31, 2024.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2023	$(44)	$(173)	$(217)
Other comprehensive gain before reclassifications	18	15	33
Loss reclassified from accumulated other comprehensive loss	9	—	9
Net current-period change in accumulated other comprehensive loss	27	15	42
Balance as of September 30, 2024	$(17)	$(158)	$(175)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	2	11	13
Gain reclassified from accumulated other comprehensive loss	(29)	—	(29)
Net current-period change in accumulated other comprehensive loss	(27)	11	(16)
Balance as of September 30, 2023	$(191)	$(227)	$(418)

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

Energy Commodity Price Risk Management

As of September 30, 2024, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.9)	MMBbl
Natural gas fixed price	(63.8)	Bcf
Natural gas basis	(42.4)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.0)	MMBbl
Crude oil basis	(2.0)	MMBbl
Natural gas fixed price	(3.8)	Bcf
Natural gas basis	(63.0)	Bcf
NGL fixed price	(1.4)	MMBbl

As of September 30, 2024, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of September 30, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$4,750	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts(b)	$1,500	Mark-to-Market	December 2025
(a)The principal amount of hedged senior notes consisted of $1,500 million included in “Current portion of debt” and $3,250 million included in “Long-term debt” on our accompanying consolidated balance sheets.
(b)Contracts have an effective date of December 31, 2024.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of September 30, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	$46	$77	$(32)	$(75)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	12	12	(13)	(29)
Subtotal	58	89	(45)	(104)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	3	—	(64)	(120)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	37	37	(101)	(158)
Subtotal	40	37	(165)	(278)
Foreign currency contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(6)	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	7	—	—	(2)
Subtotal	7	—	(6)	(4)
Total	105	126	(216)	(386)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	26	49	(10)	(8)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	3	3	(5)	(1)
Subtotal	29	52	(15)	(9)
Interest rate contracts
Fair value of derivative contracts/(Fair value of derivative contracts)	—	—	(5)	—
Subtotal	—	—	(5)	—
Total	29	52	(20)	(9)
Total derivatives	$134	$178	$(236)	$(395)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2024
Energy commodity derivative contracts(b)	$26	$61	$—	$87	$(12)	$—	$75
Interest rate contracts	—	40	—	40	—	—	40
Foreign currency contracts	—	7	—	7	—	—	7
As of December 31, 2023
Energy commodity derivative contracts(b)	$65	$75	$—	$140	$(16)	$—	$124
Interest rate contracts	—	38	—	38	—	—	38

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2024
Energy commodity derivative contracts(b)	$(6)	$(55)	$—	$(61)	$12	$(28)	$(77)
Interest rate contracts	—	(170)	—	(170)	—	—	(170)
Foreign currency contracts	—	(5)	—	(5)	—	—	(5)
As of December 31, 2023
Energy commodity derivative contracts(b)	$(17)	$(96)	$—	$(113)	$16	$(85)	$(182)
Interest rate contracts	—	(278)	—	(278)	—	—	(278)
Foreign currency contracts	—	(4)	—	(4)	—	—	(4)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(In millions)
Interest rate contracts	Interest, net	$160	$(74)	$105	$(55)

Hedged fixed rate debt(a)	Interest, net	$(160)	$77	$(104)	$59
(a)As of September 30, 2024, the cumulative amount of fair value hedging adjustments resulted in a decrease of $132 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
	2024	2023		2024	2023
	(In millions)			(In millions)
Energy commodity derivative contracts	$110	$(188)	Revenues—Commodity sales	$2	$16
			Costs of sales	(6)	(27)
Foreign currency contracts	19	(10)	Other, net	21	(17)
Total	$129	$(198)	Total	$17	$(28)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2024	2023		2024	2023
	(In millions)			(In millions)
Energy commodity derivative contracts	$5	$(3)	Revenues—Commodity sales	$(6)	$98
			Costs of sales	(15)	(54)
Interest rate contracts	13	—	Interest, net	4	—
Foreign currency contracts	6	6	Other, net	5	(6)
Total	$24	$3	Total	$(12)	$38
(a)We expect to reclassify approximately $7 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of September 30, 2024 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$21	$(21)	$13	$11
	Costs of sales	(9)	(4)	(41)	116
	Earnings from equity investments	1	—	—	1
Interest rate contracts	Interest, net	(5)	(6)	(7)	6
Total(a)		$8	$(31)	$(35)	$134
(a)The three and nine months ended September 30, 2024 amounts include approximate losses of $12 million and $1 million, respectively, and the three and nine months ended September 30, 2023 amounts include approximate gains of $9 million and $45 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2024 and December 31, 2023, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2024 and December 31, 2023, we had cash margins of $12 million and $63 million, respectively, posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The cash margin balance at September 30, 2024 represents the initial margin requirements of $16 million and variation margin requirements of $28 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of September 30, 2024, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $23 million of additional collateral.

7. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended September 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$949	$59	$211	$1	$(1)	$1,219
Fee-based services	270	265	111	9	(1)	654
Total services	1,219	324	322	10	(2)	1,873
Commodity sales
Natural gas sales	561	—	—	43	(2)	602
Product sales	221	330	9	254	(1)	813
Total commodity sales	782	330	9	297	(3)	1,415
Total revenues from contracts with customers	2,001	654	331	307	(5)	3,288
Other revenues(c)
Leasing services(d)	115	50	167	19	—	351
Derivatives adjustments on commodity sales	34	—	—	(11)	—	23
Other	26	7	—	4	—	37
Total other revenues	175	57	167	12	—	411
Total revenues	$2,176	$711	$498	$319	$(5)	$3,699

	Three Months Ended September 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$849	$49	$211	$—	$(1)	$1,108
Fee-based services	268	264	102	9	(1)	642
Total services	1,117	313	313	9	(2)	1,750
Commodity sales
Natural gas sales	689	—	—	28	(5)	712
Product sales	281	495	10	291	(2)	1,075
Total commodity sales	970	495	10	319	(7)	1,787
Total revenues from contracts with customers	2,087	808	323	328	(9)	3,537
Other revenues(c)
Leasing services(d)	120	50	161	15	—	346
Derivatives adjustments on commodity sales	49	(2)	—	(52)	—	(5)
Other	17	6	—	6	—	29
Total other revenues	186	54	161	(31)	—	370
Total revenues	$2,273	$862	$484	$297	$(9)	$3,907

	Nine Months Ended September 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,861	$166	$638	$1	$(3)	$3,663
Fee-based services	798	789	335	31	(3)	1,950
Total services	3,659	955	973	32	(6)	5,613
Commodity sales
Natural gas sales	1,646	—	—	96	(6)	1,736
Product sales	655	1,086	37	787	(3)	2,562
Total commodity sales	2,301	1,086	37	883	(9)	4,298
Total revenues from contracts with customers	5,960	2,041	1,010	915	(15)	9,911
Other revenues(c)
Leasing services(d)	344	156	493	48	—	1,041
Derivatives adjustments on commodity sales	81	(1)	—	(73)	—	7
Other	120	19	—	15	—	154
Total other revenues	545	174	493	(10)	—	1,202
Total revenues	$6,505	$2,215	$1,503	$905	$(15)	$11,113

	Nine Months Ended September 30, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,615	$138	$626	$1	$(2)	$3,378
Fee-based services	752	750	298	29	(1)	1,828
Total services	3,367	888	924	30	(3)	5,206
Commodity sales
Natural gas sales	1,972	—	—	61	(9)	2,024
Product sales	788	1,211	23	836	(6)	2,852
Total commodity sales	2,760	1,211	23	897	(15)	4,876
Total revenues from contracts with customers	6,127	2,099	947	927	(18)	10,082
Other revenues(c)
Leasing services(d)	357	149	476	40	—	1,022
Derivatives adjustments on commodity sales	196	(1)	—	(86)	—	109
Other	50	18	—	15	—	83
Total other revenues	603	166	476	(31)	—	1,214
Total revenues	$6,730	$2,265	$1,423	$896	$(18)	$11,296
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

Contract Balances

As of September 30, 2024 and December 31, 2023, our contract asset balances were $36 million and $34 million, respectively. Of the contract asset balance at December 31, 2023, $23 million was transferred to accounts receivable during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, our contract liability balances were $395 million and $415 million, respectively. Of the contract liability balance at December 31, 2023, $81 million was recognized as revenue during the nine months ended September 30, 2024.

In addition to our contract balances above, we also had lease contract liabilities associated with prepaid fixed reservation charges under a long-term terminaling contract totaling $601 million and $643 million as of September 30, 2024 and December 31, 2023, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of September 30, 2024 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Three months ended December 31, 2024	$1,303
2025	4,706
2026	3,951
2027	3,258
2028	2,840
Thereafter	16,775
Total	$32,833

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

8.  Reportable Segments

Financial information by segment follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Revenues
Natural Gas Pipelines
Revenues from external customers	$2,173	$2,268	$6,496	$6,718
Intersegment revenues	3	5	9	12
Products Pipelines	711	862	2,215	2,265
Terminals
Revenues from external customers	496	483	1,498	1,420
Intersegment revenues	2	1	5	3
CO2
Revenues from external customers	319	294	904	893
Intersegment revenues	—	3	1	3
Corporate and intersegment eliminations	(5)	(9)	(15)	(18)
Total consolidated revenues	$3,699	$3,907	$11,113	$11,296

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines	$1,294	$1,179	$4,035	$3,929
Products Pipelines	278	311	871	780
Terminals	268	259	818	774
CO2	170	163	534	510
Total Segment EBDA	2,010	1,912	6,258	5,993
DD&A	(587)	(561)	(1,758)	(1,683)
Amortization of excess cost of equity investments	(12)	(18)	(37)	(54)
General and administrative and corporate charges	(181)	(176)	(545)	(534)
Interest, net	(466)	(457)	(1,402)	(1,345)
Income tax expense	(113)	(145)	(490)	(509)
Total consolidated net income	$651	$555	$2,026	$1,868

	September 30, 2024	December 31, 2023
	(In millions)
Assets
Natural Gas Pipelines	$49,901	$49,883
Products Pipelines	8,625	8,781
Terminals	8,108	8,235
CO2	3,603	3,497
Corporate assets(b)	642	624
Total consolidated assets	$70,879	$71,020
(a)Includes revenues; earnings from equity investments; operating expenses; (loss) gain on divestitures, net; other income, net; and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes.
(b)Includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as information technology, telecommunications equipment and legacy activity) not allocated to our reportable segments.

9.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except percentages)
Income tax expense	$113	$145	$490	$509
Effective tax rate	14.8%	20.7%	19.5%	21.4%

The effective tax rates for the three and nine months ended September 30, 2024 are lower than the statutory federal rate of 21% primarily due to (i) the recognition of investment tax credits generated by biogas projects reported on the 2023 filed tax return; (ii) an adjustment to our deferred tax liability as a result of a reduction in state income tax rates; and (iii) dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings and Products (SE) Pipe Line Company (PPL), partially offset by state income taxes.

The effective tax rate for the three months ended September 30, 2023 is lower than the statutory federal rate of 21% due to dividend-received deductions from our investments in Citrus, NGPL Holdings and PPL, partially offset by state income taxes.

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

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee against Eni S.p.A. after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations that were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC, a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. On September 24, 2024, the state Appellate Division affirmed the entry of summary judgment in GLNG’s favor. Eni S.p.A. may petition the Court of Appeals for final appellate review which we will vigorously oppose.

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

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions which are alleged to constitute impermissible “backloading” or “cutback” of benefits, and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. Plaintiffs seek to recover early retirement benefits as well as declaratory and injunctive relief, but have not pleaded, disclosed or otherwise specified a calculation of alleged damages. On July 25, 2024, the Court decided the parties’ respective cross-motions for summary judgment. The Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based upon the Court’s finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V because the Court found that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based upon its determination that the claim was moot given that the Court had allowed plaintiffs’ motion as to Counts IV and V. Neither the parties’ respective motions nor the Court’s decision addressed the extent of potential plan liabilities for past or future benefits or other potential equitable relief associated with the claims. The Court instructed the parties to propose a schedule to determine the scope of equitable relief associated with the remaining claims or obtain a referral to mediate the remaining issues before the presiding Magistrate Judge. On October 8, 2024, the case was referred to the presiding Magistrate Judge for mediation on a schedule that remains to be established. In the event a settlement cannot be achieved through the mediation process, we believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over several years. Accordingly, we do not anticipate that the resolution of this matter will have a material impact to our business.

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

General

As of September 30, 2024 and December 31, 2023, our total reserve for legal matters was $38 million and $23 million, respectively.

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

In August 2024, we reached an agreement to settle claims first made in January 2021 asserted by state and federal trustees following their natural resource assessment of the PHSS. We expect the cost to resolve this matter will not have a material adverse impact to our business.

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

On March 29, 2019, the City of New Orleans (Orleans) filed a petition for damages in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and payment of costs necessary to restore the allegedly affected areas. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. In January 2020, the U.S. District Court ordered the case to be stayed and administratively closed pending the resolution of issues in a separate case to which SNG is not a party. On May 3, 2023, the U.S. District Court re-opened the case. On February 28, 2024, the U.S. District Court entered partial Final Judgment dismissing a co-defendant from the case and stayed the case pending appeal of that Judgment. On June 20, 2024, Orleans filed its Appellant’s Brief in the U.S. Court of Appeals for the Fifth Circuit seeking review of the U.S. District Court’s entry of partial Final Judgment. On August 21, 2024, the defendants, including SNG, filed their Appellees’ Briefs, and on September 11, 2024, Orleans filed its Reply to those briefs. The U.S. Court of Appeals scheduled oral arguments to take place December 2, 2024. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

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

General

Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our business. As of September 30, 2024 and December 31, 2023, we have accrued a total reserve for environmental liabilities in the amount of $192 million and $199 million, respectively. In addition, as of September 30, 2024 and December 31, 2023, we had receivables of $10 million and $11 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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
CO2 (Oil and Gas Producing activities)
CO2 assets divestiture $19 million (June 2024)
We sold our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC unit.
CO2 (Oil and Gas Producing activities)
Oklahoma assets divestiture $43 million (February 2024)	We sold our Oklahoma midstream assets consisting of our Oklahoma system and Cedar Cove.	Natural Gas Pipelines (Midstream)

2024 Dividends and Discretionary Capital

We expect to declare dividends of $1.15 per share for 2024, a 2% increase from the 2023 declared dividends of $1.13 per share. We now expect to invest $1.98 billion in expansion projects, acquisitions, and contributions to joint ventures during 2024.

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

GAAP Financial Measures

Our Consolidated Earnings Results for the three and nine months ended September 30, 2024 and 2023 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 8 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the three and nine months ended September 30, 2024 and 2023, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Certain Items
Change in fair value of derivative contracts(a)	$(20)	$37	$32	$(93)
(Gain) loss on divestitures and impairment, net	—	—	(70)	67
Income tax Certain Items(b)	(49)	(7)	(48)	6
Other	1	—	3	—
Total Certain Items(c)(d)	$(68)	$30	$(83)	$(20)
(a)Gains or losses are reflected when realized.
(b)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(c)Amounts for the periods ending September 30, 2023 include the following amounts reported within “Earnings from equity investments” on the accompanying consolidated statements of income: (i) $1 million for the three-month period only of “Change in fair value of derivative contracts” and (ii) $67 million for the nine-month period only of “(Gain) loss on divestitures and impairment, net” for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 3 “Losses on Impairments—Impairments”).
(d)Amounts for the periods ending September 30, 2024 and 2023 include the following amounts reported within “Interest, net” on the accompanying consolidated statements of income: $4 million and $3 million for the three-month periods, respectively, and $5 million and $(10) million for the nine-month periods, respectively, of “Change in fair value of derivative contracts.”

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

Net Debt

Net Debt is calculated, based on amounts as of September 30, 2024, by subtracting the following amounts from our debt balance of $32,031 million: (i) cash and cash equivalents of $108 million; (ii) debt fair value adjustments of $222 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $14 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended September 30,
	2024	2023	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$3,699	$3,907	$(208)	(5)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,024)	(1,405)	381	27%
Operations and maintenance	(790)	(738)	(52)	(7)%
DD&A	(587)	(561)	(26)	(5)%
General and administrative	(176)	(162)	(14)	(9)%
Taxes, other than income taxes	(107)	(106)	(1)	(1)%
(Loss) gain on divestitures, net	(1)	3	(4)	(133)%
Other income, net	1	—	1	—%
Total Operating Costs, Expenses and Other	(2,684)	(2,969)	285	10%
Operating Income	1,015	938	77	8%
Other Income (Expense)
Earnings from equity investments	211	234	(23)	(10)%
Amortization of excess cost of equity investments	(12)	(18)	6	33%
Interest, net	(466)	(457)	(9)	(2)%
Other, net	16	3	13	433%
Total Other Expense	(251)	(238)	(13)	(5)%
Income Before Income Taxes	764	700	64	9%
Income Tax Expense	(113)	(145)	32	22%
Net Income	651	555	96	17%
Net Income Attributable to Noncontrolling Interests	(26)	(23)	(3)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$625	$532	$93	17%
Basic and diluted earnings per share	$0.28	$0.24	$0.04	17%
Basic and diluted weighted average shares outstanding	2,221	2,230	(9)	—%
Declared dividends per share	$0.2875	$0.2825	$0.005	2%

	Nine Months Ended September 30,
	2024	2023	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$11,113	$11,296	$(183)	(2)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(3,098)	(3,591)	493	14%
Operations and maintenance	(2,211)	(2,062)	(149)	(7)%
DD&A	(1,758)	(1,683)	(75)	(4)%
General and administrative	(530)	(497)	(33)	(7)%
Taxes, other than income taxes	(327)	(319)	(8)	(3)%
Gain on divestitures, net	76	16	60	375%
Other income, net	11	2	9	450%
Total Operating Costs, Expenses and Other	(7,837)	(8,134)	297	4%
Operating Income	3,276	3,162	114	4%
Other Income (Expense)
Earnings from equity investments	662	607	55	9%
Amortization of excess cost of equity investments	(37)	(54)	17	31%
Interest, net	(1,402)	(1,345)	(57)	(4)%
Other, net	17	7	10	143%
Total Other Expense	(760)	(785)	25	3%
Income Before Income Taxes	2,516	2,377	139	6%
Income Tax Expense	(490)	(509)	19	4%
Net Income	2,026	1,868	158	8%
Net Income Attributable to Noncontrolling Interests	(80)	(71)	(9)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$1,946	$1,797	$149	8%
Basic and diluted earnings per share	$0.87	$0.80	$0.07	9%
Basic and diluted weighted average shares outstanding	2,220	2,238	(18)	(1)%
Declared dividends per share	$0.8625	$0.8475	$0.015	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and nine-month periods ended September 30, 2024 and 2023:

Revenues

Revenues decreased $208 million and $183 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods due to a combination of factors. Product sales decreased $262 million and $290 million, respectively, driven by lower volumes and, for the three-month period, by lower commodity prices. Natural gas sales decreased $110 million and $288 million, respectively, due to lower commodity prices partially offset by higher volumes and higher RIN sales. Services revenues increased $123 million and $407 million, respectively, driven by (i) higher volumes, including expansion projects; (ii) our acquisition of the STX Midstream assets partially offset by a reduction in revenues related to divested assets; and (iii) in the nine-month period, higher rate escalations. Revenues were further increased by $28 million and reduced by $102 million, respectively, for the impacts of derivative contracts used to hedge commodity sales which includes both realized and unrealized gains and losses from derivatives. The decreases in sales revenues, which include the impact of our divested assets, had corresponding decreases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales decreased $381 million and $493 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods. The decreases, which include the impact of our divested assets, were primarily due to (a) lower costs of sales for (i) natural gas of $225 million and $391 million, respectively, primarily due to lower commodity prices partially offset by higher volumes; and (ii) lower costs of sales for products of $135 million and $208 million, respectively, which were driven primarily by lower volumes and for the three-month period lower commodity prices, and (b) a decrease in costs of sales of $16 million and an increase of $118 million, respectively, related to derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives.

Operations and Maintenance

Operations and maintenance increased $52 million and $149 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily driven by other expenses, including integrity and service costs, higher labor and fuel costs, related to greater activity levels and inflation.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $9 million and $57 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods. The increases were primarily due to (i) higher interest rates associated with our fixed-to-variable interest rate swap agreements and our long-term debt; (ii) higher average short-term debt balances; and (iii) for the three-month period, higher average long-term debt balances; partially offset by a reduction in the notional balances associated with our fixed-to-variable interest rate swap agreements.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$625	$532	$1,946	$1,797
Certain Items(a)
Change in fair value of derivative contracts	(20)	37	32	(93)
(Gain) loss on divestitures and impairment, net	—	—	(70)	67
Income tax Certain Items	(49)	(7)	(48)	6
Other	1	—	3	—
Total Certain Items	(68)	30	(83)	(20)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$557	$562	$1,863	$1,777

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$625	$532	$1,946	$1,797
Total Certain Items(b)	(68)	30	(83)	(20)
Net income allocated to participating securities(c)	(4)	(4)	(11)	(11)
Other(d)	—	(1)	1	—
Adjusted Net Income Attributable to Common Stock	$553	$557	$1,853	$1,766

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to DCF
Net income attributable to Kinder Morgan, Inc.	$625	$532	$1,946	$1,797
Total Certain Items(b)	(68)	30	(83)	(20)
DD&A	587	561	1,758	1,683
Amortization of excess cost of equity investments	12	18	37	54
Income tax expense(e)	162	152	538	503
Cash taxes	(14)	(1)	(25)	(10)
Sustaining capital expenditures(f)	(270)	(242)	(680)	(593)
Amounts from joint ventures
Unconsolidated joint venture DD&A	99	80	271	241
Remove consolidated joint venture partners’ DD&A	(16)	(16)	(47)	(47)
Unconsolidated joint venture income tax expense(g)(h)	17	24	58	70
Unconsolidated joint venture cash taxes(g)	(6)	(21)	(59)	(73)
Unconsolidated joint venture sustaining capital expenditures	(43)	(43)	(132)	(118)
Remove consolidated joint venture partners’ sustaining capital expenditures	2	2	7	6
Other items(i)	9	18	29	51
DCF	$1,096	$1,094	$3,618	$3,544
Basic weighted average shares outstanding	2,221	2,230	2,220	2,238
Adjusted EPS	$0.25	$0.25	$0.83	$0.79
Weighted average shares outstanding for dividends(j)	2,235	2,244	2,233	2,251
DCF per share	$0.49	$0.49	$1.62	$1.57
Declared dividends per share	$0.2875	$0.2825	$0.8625	$0.8475
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
(e)To avoid duplication, adjustments for income tax expense for the periods ended September 30, 2024 and 2023 exclude $(49) million and $(7) million for the three-month periods, respectively, and $(48) million and $6 million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(f)Net of a $14 million insurance reimbursement in both the three and nine-month periods ended September 30, 2024 for a sustaining capital expenditure project.
(g)Associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments.
(h)Includes the tax provision on Certain Items recognized by the investees that are taxable entities. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(i)Includes non-cash pension expense, non-cash compensation associated with our restricted stock program and pension contributions.
(j)Includes restricted stock awards that participate in dividends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$625	$532	$1,946	$1,797
Certain Items(a)
Change in fair value of derivative contracts	(20)	37	32	(93)
(Gain) loss on divestitures and impairment, net	—	—	(70)	67
Income tax Certain Items	(49)	(7)	(48)	6
Other	1	—	3	—
Total Certain Items	(68)	30	(83)	(20)
DD&A	587	561	1,758	1,683
Amortization of excess cost of equity investments	12	18	37	54
Income tax expense(b)	162	152	538	503
Interest, net(c)	462	454	1,397	1,355
Amounts from joint ventures
Unconsolidated joint venture DD&A	99	80	271	241
Remove consolidated joint venture partners’ DD&A	(16)	(16)	(47)	(47)
Unconsolidated joint venture income tax expense(d)	17	24	58	70
Adjusted EBITDA	$1,880	$1,835	$5,875	$5,636
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)To avoid duplication, adjustments for income tax expense for the periods ended September 30, 2024 and 2023 exclude $(49) million and $(7) million for the three-month periods, respectively, and $(48) million and $6 million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(c)To avoid duplication, adjustments for interest, net for the periods ended September 30, 2024 and 2023 exclude $4 million and $3 million for the three-month periods, respectively, and $5 million and $(10) million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(d)Includes that tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$557	$562	$1,863	$1,777
DCF	1,096	1,094	3,618	3,544
Adjusted EBITDA	1,880	1,835	5,875	5,636

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$(5)		$86
DCF	$2		$74
Adjusted EBITDA	$45		$239

Adjusted Net Income Attributable to Kinder Morgan, Inc. decreased $5 million and increased $86 million for the three and nine months ended September 30, 2024, respectively, as compared to the respective prior year periods. The changes resulted primarily from unfavorable earnings in our Products Pipelines business segment only in the three-month period, and our CO2 business segment offset, more significantly in the nine-month period, by favorable earnings in our Natural Gas Pipelines and Terminals business segments, and in the nine-month period, in our Products Pipelines business segment, all of which were also primary drivers of the increases in DCF of $2 million and $74 million, respectively, and the increases in Adjusted EBITDA of $45 million and $239 million, respectively. The three and nine-month period increases in DCF were also unfavorably impacted by an increase in sustaining capital expenditures.

General and Administrative and Corporate Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
General and administrative	$(176)	$(162)	$(530)	$(497)
Corporate charges	(5)	(14)	(15)	(37)
Certain Items(a)	1	—	3	—
General and administrative and corporate charges	$(180)	$(176)	$(542)	$(534)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(14)		$(33)
Corporate charges	9		22
Total	$(5)		$(11)
(a)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

General and administrative expenses increased $14 million and $33 million, and corporate charges decreased $9 million and $22 million for the three and nine months ended September 30, 2024, respectively, when compared with the respective prior year periods. The combined changes for the three and nine-month periods include $13 million and $29 million, respectively, consisting of higher labor and benefit-related costs, higher legal costs and higher corporate development costs, offset by lower pension costs of $9 million and $22 million, respectively. In addition, the combined changes described above includes $1 million and $3 million of costs for the three-month and nine-month 2024 periods, respectively, which we treated as Certain Items.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,294	$1,179	$4,035	$3,929
Certain Items(b)
Change in fair value of derivative contracts	(14)	20	29	(99)
Gain on divestiture	—	—	(29)	—
Natural Gas Pipelines Adjusted Segment EBDA	$1,280	$1,199	$4,035	$3,830

Products Pipelines Segment EBDA	$278	$311	$871	$780
Certain Items(b)
Change in fair value of derivative contracts	(1)	2	—	3
Loss on impairment	—	—	—	67
Products Pipelines Adjusted Segment EBDA	$277	$313	$871	$850

Terminals Segment EBDA	$268	$259	$818	$774
Certain Items(b)
Change in fair value of derivative contracts	(1)	—	(1)	—
Terminals Adjusted Segment EBDA	$267	$259	$817	$774

CO2 Segment EBDA	$170	$163	$534	$510
Certain Items(b)
Change in fair value of derivative contracts	(8)	12	(1)	13
Gain on divestitures	—	—	(41)	—
CO2 Adjusted Segment EBDA	$162	$175	$492	$523
(a)Includes revenues; earnings from equity investments; operating expenses; (loss) gain on divestitures, net; other income; net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$2,176	$2,273	$6,505	$6,730
Costs of sales	(673)	(909)	(1,971)	(2,348)
Other operating expenses	(399)	(386)	(1,124)	(1,052)
Gain on divestitures, net	—	—	29	9
Other income	—	—	10	2
Earnings from equity investments	183	192	581	567
Other, net	7	9	5	21
Segment EBDA	1,294	1,179	4,035	3,929
Certain Items:
Change in fair value of derivative contracts	(14)	20	29	(99)
Gain on divestiture	—	—	(29)	—
Certain Items(a)	(14)	20	—	(99)
Adjusted Segment EBDA	$1,280	$1,199	$4,035	$3,830

Change from prior period	Increase/(Decrease)
Segment EBDA	$115		$106
Adjusted Segment EBDA	$81		$205

Volumetric data(b)
Transport volumes (BBtu/d)	44,824	43,937	44,161	43,933
Sales volumes (BBtu/d)	2,656	2,574	2,559	2,306
Gathering volumes (BBtu/d)	3,825	3,637	3,950	3,566
NGLs (MBbl/d)	34	35	38	34
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending September 30, 2024 and 2023, Certain Items of (i) $(14) million and $19 million for the three-month periods, respectively, and $0 and $(99) million for the nine-month periods, respectively, are associated with our Midstream business and (ii) $1 million for the 2023 three-month period and none for the 2023 nine-month period are associated with our East business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Midstream	$440	$327	$1,336	$1,261
East	631	624	1,998	1,965
West	223	228	701	703
Total Natural Gas Pipelines	$1,294	$1,179	$4,035	$3,929

Change from prior period	Increase/(Decrease)
Midstream	$113		$75
East	$7		$33
West	$(5)		$(2)

The changes in Natural Gas Pipelines Segment EBDA in the comparable three and nine-month periods ended September 30, 2024 and 2023 are explained by the following discussion:
•The $113 million (35%) and $75 million (6%) increases, respectively, in Midstream resulted from the impacts of (i) non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which increased revenues and decreased costs of sales for the three-month period and increased costs of sales for the nine-month period; and (ii) a gain on sale of assets in the 2024 nine-month period, all of which we treated as Certain Items.

In addition, Midstream was favorably impacted by (i) our STX Midstream acquired assets partially offset by our divested assets; (ii) increased demand and rates for our services on our Texas intrastate systems and increased sales margin in the three-month period driven by lower prices on costs of sales, partially offset by higher operating expenses; (iii) higher equity earnings from Permian Highway Pipeline LLC driven by an expansion project that went into service in November 2023; and (iv) increased volumes partially offset by higher operating costs on our KinderHawk assets. The year-to-date increase was also partially offset by lower sales margin driven by lower commodity prices and volumes on our Altamont assets.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•The $7 million (1%) and $33 million (2%) increases, respectively, in East were impacted by expansion projects that went into service in July 2024 and November 2023 on TGP partly offset, to a greater extent in the nine-month period, by higher pipeline maintenance costs. The increases were also partially offset by (i) lower equity earnings from Midcontinent Express Pipeline LLC driven by lower contracted rates; and (ii) timing of revenue recognition associated with a prepaid customer contract on Southern LNG Company, L.L.C. The year-to-date increase was further impacted by increased demand for services on our Stagecoach assets partially offset by an increase in legal reserves on TGP.

•The $5 million (2%) and $2 million (—%) decreases, respectively, in West were primarily due to lower gas sales margin and a decrease in park and loan activity resulting from less favorable spreads on EPNG compared to 2023 and higher pipeline maintenance costs on EPNG and Colorado Interstate Gas Company, L.L.C. These decreases were partially offset by increased demand for services on Cheyenne Plains Gas Pipeline Company, L.L.C. and Wyoming Interstate Company, L.L.C. The year-to-date decrease was also offset by an insurance settlement received by EPNG in the 2024 period.

Products Pipelines

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$711	$862	$2,215	$2,265
Costs of sales	(325)	(471)	(1,047)	(1,172)
Other operating expenses	(125)	(113)	(346)	(326)
Earnings from equity investments	17	32	49	12
Other, net	—	1	—	1
Segment EBDA	278	311	871	780
Certain Items:
Change in fair value of derivative contracts	(1)	2	—	3
Loss on impairment	—	—	—	67
Certain Items(a)	(1)	2	—	70
Adjusted Segment EBDA	$277	$313	$871	$850

Change from prior period	Increase/(Decrease)
Segment EBDA	$(33)		$91
Adjusted Segment EBDA	$(36)		$21

Volumetric data(b)
Gasoline(c)	1,003	1,002	978	985
Diesel fuel	376	362	357	349
Jet fuel	297	292	293	285
Total refined product volumes	1,676	1,656	1,628	1,619
Crude and condensate	472	490	474	481
Total delivery volumes (MBbl/d)	2,148	2,146	2,102	2,100
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending September 30, 2024 and 2023, Certain Items of (i) $(1) million and none for the three-month periods, respectively, and none and $1 million for the nine-month periods, respectively, are associated with our Southeast Refined Products business and (ii) $2 million for the 2023 three-month period, and $69 million for the 2023 nine-month period is associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Crude and Condensate	$64	$91	$213	$183
Southeast Refined Products	61	82	215	216
West Coast Refined Products	153	138	443	381
Total Products Pipelines	$278	$311	$871	$780

Change from prior period	Increase (Decrease)
Crude and Condensate	$(27)		$30
Southeast Refined Products	$(21)		$(1)
West Coast Refined Products	$15		$62

The changes in Products Pipelines Segment EBDA in the comparable three and nine-month periods ended September 30, 2024 and 2023 are explained by the following discussion:
•The $27 million (30%) decrease and $30 million (16%) increase, respectively, in Crude and Condensate was impacted by:
A $67 million non-cash impairment in the 2023 nine-month period related to our investment in Double Eagle Pipeline LLC, which decreased equity earnings, and which we treated as a Certain Item; and

A decrease in equity earnings from Double Eagle Pipeline LLC, excluding the impairment discussed above, due to unfavorable recontracting and lower commodity prices in our marketing activities on our Bakken Crude assets. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased volumes.

•The $21 million (26%) and $1 million (—%) decreases, respectively, in Southeast Refined Products were driven by unfavorable commodity pricing and the associated impact on inventory at our Transmix processing operations and higher operating costs at our South East Terminals. The year-to-date decrease was favorably impacted by higher butane blending sales volumes at our South East Terminals.

•The $15 million (11%) and $62 million (16%) increases, respectively, in West Coast Refined Products resulted from higher transportation rates and volumes and higher renewable diesel volumes on our Pacific operations.

Terminals

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$498	$484	$1,503	$1,423
Costs of sales	(8)	(11)	(30)	(25)
Other operating expenses	(230)	(219)	(677)	(639)
(Loss) gain on divestitures, net	(1)	—	6	3
Other income	1	—	1	—
Earnings from equity investments	2	2	6	6
Other, net	6	3	9	6
Segment EBDA	$268	$259	$818	$774
Certain Items:
Change in fair value of derivative contracts	(1)	—	(1)	—
Certain Items(a)	(1)	—	(1)	—
Adjusted Segment EBDA	$267	$259	$817	$774

Change from prior period	Increase/(Decrease)
Segment EBDA	$9		$44
Adjusted Segment EBDA	8		43

Volumetric data(b)
Liquids leasable capacity (MMBbl)	78.6	78.7	78.6	78.7
Liquids utilization %(c)	94.9%	94.6%	94.3%	93.6%
Bulk transload tonnage (MMtons)	13.4	12.6	41.1	39.7
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2024 Certain Items are associated with our Liquids business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
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

Below are the changes in Terminals Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Liquids	$151	$148	$474	$442
Bulk	66	63	201	197
Jones Act tankers	49	47	139	131
Other	2	1	4	4
Total Terminals	$268	$259	$818	$774

Change from prior period	Increase/(Decrease)
Liquids	$3		$32
Bulk	$3		$4
Jones Act tankers	$2		$8
Other	$1		$—

The changes in Terminals Segment EBDA in the comparable three and nine-month periods ended September 30, 2024 and 2023 are explained by the following discussion:
•The $3 million (2%) and $32 million (7%) increases, respectively, in Liquids were primarily driven by (i) contributions from expansion projects; (ii) higher throughput and ancillary fees; and (iii) higher rates and utilization, primarily at our New York Harbor hub facilities, partially offset by higher labor and maintenance expenses.

•The $3 million (5%) and $4 million (2%) increases, respectively, in Bulk were primarily due to increased volume and related handling and ancillary charges for petroleum coke, fertilizer and steel and, in the nine-month period, coal and soda ash. These increases were partially offset by higher labor and maintenance expenses and demurrage costs incurred at our International Marine Terminal.

•The $2 million (4%) and $8 million (6%) increases, respectively, in Jones Act tankers were primarily due to higher average charter rates and lower operating costs.

CO2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions, except operating statistics)
Revenues	$319	$297	$905	$896
Costs of sales	(21)	(18)	(61)	(57)
Other operating expenses	(137)	(124)	(377)	(352)
Gain on divestitures, net	—	—	41	1
Earnings from equity investments	9	8	26	22
Segment EBDA	170	163	534	510
Certain Items:
Change in fair value of derivative contracts	(8)	12	(1)	13
Gain on divestitures	—	—	(41)	—
Certain Items(a)	(8)	12	(42)	13
Adjusted Segment EBDA	$162	$175	$492	$523

Change from prior period	Increase/(Decrease)
Segment EBDA	$7		$24
Adjusted Segment EBDA	$(13)		$(31)

Volumetric data(b)
SACROC oil production	19.02	19.94	19.01	20.49
Yates oil production	5.90	6.66	6.08	6.65
Other	1.00	1.07	1.04	1.08
Total oil production, net (MBbl/d)(c)	25.92	27.67	26.13	28.22
NGL sales volumes, net (MBbl/d)(c)	8.69	8.98	8.51	8.93
CO2 sales volumes, net (Bcf/d)	0.319	0.311	0.323	0.338
RNG sales volumes (BBtu/d)	10	5	8	5
Realized weighted average oil price ($ per Bbl)	$68.42	$67.60	$68.86	$67.49
Realized weighted average NGL price ($ per Bbl)	$32.38	$30.74	$29.36	$31.87
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
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Oil and Gas Producing activities	$96	$100	$348	$353
Source and Transportation activities	48	49	144	137
Subtotal	144	149	492	490
Energy Transition Ventures	26	14	42	20
Total CO2	$170	$163	$534	$510

Change from prior period	Increase/(Decrease)
Oil and Gas Producing activities	$(4)		$(5)
Source and Transportation activities	$(1)		$7
Energy Transition Ventures	$12		$22

The changes in CO2 Segment EBDA in the comparable three and nine-month periods ended September 30, 2024 and 2023 are explained by the following discussion:
•The $4 million (4%) and $5 million (1%) decreases, respectively, in Oil and Gas Producing activities resulted primarily from (i) lower crude oil volumes; (ii) higher power costs; and (iii) our divested assets. These decreases were partially offset by our acquired assets and higher realized crude oil prices. The year-to-date decrease was further impacted by lower realized NGL prices and volumes.

In addition, Oil and Gas Producing activities were favorably impacted by (i) non-cash mark-to-market derivative hedge contracts, which increased revenues in the three and nine-month periods; and (ii) in the nine-month 2024 period, a $41 million gain on sale of oil and gas producing fields, all of which we treated as Certain Items.

•The $1 million (2%) decrease and $7 million (5%) increase, respectively, in Source and Transportation activities were primarily due to lower realized CO2 sales prices and in the nine-month period, lower CO2 sales volumes, largely offset by reduced volumes due to a refinery outage in 2023 on our Wink pipeline. The year-to-date increase was also impacted by lower integrity maintenance costs in 2024.

•The $12 million (86%) and $22 million (110%) increases, respectively, in Energy Transition Ventures were primarily due to higher RIN sales margin resulting from increased volumes partially offset by higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of September 30, 2024:

	Remaining 2024	2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$66.38	$65.86	$65.88	$65.71	$64.45
Volume (MBbl/d)	23.40	17.50	12.20	8.10	2.50
NGLs
Price ($ per Bbl)	$48.60	$48.99
Volume (MBbl/d)	5.08	1.87
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of September 30, 2024, we had $108 million of “Cash and cash equivalents,” an increase of $25 million from December 31, 2023. Additionally, as of September 30, 2024, we had borrowing capacity of approximately $3.1 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $4,125 million and $4,169 million in the first nine months of 2024 and 2023, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash flow provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our expansion capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, our short-term debt borrowings are used to finance our expansion capital expenditures, which we may periodically replace with long-term financing and/or pay down using retained cash from operations.

As of September 30, 2024 and December 31, 2023, approximately $5,097 million (16%) and $8,253 million (26%), respectively, of the principal amount of our debt balances were subject to variable interest rates. The amounts at September 30, 2024 and December 31, 2023 include $4,750 million and $6,200 million, respectively, of interest rate swap agreements and $307 million and $1,989 million, respectively, of commercial paper notes. We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed rate debt securities into variable rate debt in order to achieve our desired mix of fixed and variable rate debt. For more information on our interest rate swaps, see Note 6 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements.

Our board of directors declared a quarterly dividend of $0.2875 per share for the third quarter of 2024, a 2% increase over the dividend declared for the third quarter of 2023.

On February 1, 2024, we issued, in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 for combined net proceeds of $2,230 million, which were used to repay short-term borrowings, fund maturing debt and for general corporate purposes.

On July 31, 2024, we issued, in a registered offering, two series of senior notes consisting of $500 million aggregate principal amount of 5.10% senior notes due 2029 and $750 million aggregate principal amount of 5.95% senior notes due 2054 and received combined net proceeds of $1,235 million, which were used to repay short-term borrowings, fund maturing debt and for general corporate purposes.

During the nine months ended September 30, 2024, upon maturity, we repaid our 4.15% senior notes, our 4.30% senior notes and our 4.25% senior notes.

Short-term Liquidity

As of September 30, 2024, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $3.1 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our $3.5 billion credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2024, our $1,984 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and outstanding commercial paper borrowings. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2023 was $4,049 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,554 million and $4,679 million as of September 30, 2024 and December 31, 2023, respectively. The overall $2,125 million favorable change from year-end 2023 was primarily due to (i) a $1,682 million decrease in commercial paper borrowings resulting from refinancing a portion of our short-term borrowings into long-term debt with the issuance of senior notes in 2024; (ii) a $400 million decrease in senior notes that mature in the next twelve months; (iii) a $152 million decrease in accrued interest; and (iv) an $89 million decrease in other current liabilities, primarily related to reductions in bonus accruals and cash margins, partially offset by a $213 million net unfavorable change in our accounts receivables and payables. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2024, and the amount we expect to spend for the remainder of 2024 to sustain our assets and expand our business are as follows:

	Nine Months Ended September 30, 2024	2024 Remaining	Total 2024
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$694	$318	$1,012
Expansion capital expenditures	1,183	565	1,748
Accrued capital expenditures, contractor retainage and other	(20)	—	—
Capital expenditures	$1,857	$883	$2,760
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$132	$57	$189
Investments in unconsolidated joint ventures(b)	151	43	194
Less: Consolidated joint venture partners’ sustaining capital expenditures	(7)	(5)	(12)
Less: Consolidated joint venture partners’ expansion capital expenditures	(19)	(5)	(24)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	(9)	(23)
Acquisition	60	—	60
Accrued capital expenditures, contractor retainage and other	20	—	—
Total capital investments	$2,180	$964	$3,144
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Nine Months Ended September 30, 2024	2024 Remaining	Total 2024
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$694	$318	$1,012
Sustaining capital expenditures of unconsolidated joint ventures(a)	132	57	189
Less: Consolidated joint venture partners’ sustaining capital expenditures	(7)	(5)	(12)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	(9)	(23)
Total sustaining capital investments	805	361	1,166
Expansion capital investments
Capital expenditures for property, plant and equipment	1,183	565	1,748
Investments in unconsolidated joint ventures(b)	151	43	194
Less: Consolidated joint venture partners’ expansion capital expenditures	(19)	(5)	(24)
Acquisition	60	—	60
Total expansion capital investments	1,375	603	1,978
Total capital investments	$2,180	$964	$3,144
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

Commitments for the purchase of property, plant and equipment as of September 30, 2024 and December 31, 2023 were $663 million and $469 million, respectively. The increase of $194 million was primarily driven by an overall increase of capital commitments related to our business segments.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$4,125	$4,169	$(44)
Investing activities	(1,858)	(1,733)	(125)
Financing activities	(2,230)	(3,133)	903
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$37	$(697)	$734

Operating Activities

Net cash provided by operating activities was relatively flat for the comparable nine-month periods ended September 30, 2024 and 2023.

Investing Activities

$125 million more cash used in investing activities in the comparable nine-month periods ended September 30, 2024 and 2023 is explained by the following discussion:

•a $168 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment; partially offset by
•an $86 million decrease in cash used for contributions to equity investees driven primarily by lower contributions to Permian Highway Pipeline LLC and Greenholly Gathering Pipeline LLC, partially offset by higher contributions to SNG in the 2024 period compared to the 2023 period.

Financing Activities

$903 million less cash used in financing activities in the comparable nine-month periods ended September 30, 2024 and 2023 is explained by the following discussion:

•a $531 million decrease in cash used related to debt activity as a result of lower net payments; and
•a $383 million decrease in cash used for share repurchases under our share buy-back program.

Dividends

We expect to declare dividends of $1.15 per share on our stock for 2024. The table below reflects our 2024 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2024	$0.2875	April 17, 2024	April 30, 2024	May 15, 2024
June 30, 2024	0.2875	July 17, 2024	July 31, 2024	August 15, 2024
September 30, 2024	0.2875	October 16, 2024	October 31, 2024	November 15, 2024

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this Report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2024.”

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

Excluding fair value adjustments, as of September 30, 2024 and December 31, 2023, the Obligated Group had $31,067 million and $31,167 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	September 30, 2024	December 31, 2023
	(In millions)
Current assets	$1,888	$2,246
Current assets - affiliates	709	760
Noncurrent assets	63,082	62,877
Noncurrent assets - affiliates	825	903
Total Assets	$66,504	$66,786

Current liabilities	$4,360	$6,907
Current liabilities - affiliates	734	734
Noncurrent liabilities	34,021	31,681
Noncurrent liabilities - affiliates	1,535	1,306
Total Liabilities	40,650	40,628
Kinder Morgan, Inc.’s stockholders’ equity	25,854	26,158
Total Liabilities and Stockholders’ Equity	$66,504	$66,786

Summarized Combined Income Statement Information	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(In millions)
Revenues	$3,328	$10,040
Operating income	880	2,863
Net income	509	1,589

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

Item 4.  Controls and Procedures.

As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended September 30, 2024.

Item 5.  Other Information.

Rule 10b5-1 Plans

On August 2, 2024, Thomas A. Martin, President of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 145,121 shares. The expiration date for Mr. Martin’s plan is June 30, 2025.

Item 6.  Exhibits.

Exhibit Number	Description
4.1
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.100% Senior Notes due 2029 and the 5.950% Senior Notes due 2054.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2024.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 18, 2024	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)