Form 10-K
period 2024-12-31
KINDER MORGAN, INC.
filed 2025-02-13
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 28, 2024 was approximately $38,478,431,485.  As of February 12, 2025, the registrant had 2,221,963,025 shares of Class P common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY
Company Abbreviations

CALNEV	=	Calnev Pipe Line LLC	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
CIG	=	Colorado Interstate Gas Company, L.L.C.
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMTP	=	Kinder Morgan Texas Pipeline LLC
EagleHawk	=	EagleHawk Field Services LLC	MEP	=	Midcontinent Express Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	NGPL	=	Natural Gas Pipeline Company of America LLC and certain affiliates
ELC	=	Elba Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	PHP	=	Permian Highway Pipeline LLC
FEP	=	Fayetteville Express Pipeline LLC	Ruby	=	Ruby Pipeline Holding Company, L.L.C.
GCX	=	Gulf Coast Express Pipeline LLC	SFPP	=	SFPP, L.P.
Hiland	=	Hiland Partners, LP	SLNG	=	Southern LNG Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	SNG	=	Southern Natural Gas Company, L.L.C.
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	Stagecoach	=	Stagecoach Gas Services LLC
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
			WIC	=	Wyoming Interstate Company, L.L.C.
KMLP	=	Kinder Morgan Louisiana Pipeline LLC	WYCO	=	WYCO Development L.L.C.
KMLT	=	Kinder Morgan Liquid Terminals, LLC

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	MBbl	=	thousand barrels
AFUDC	=	allowance for funds used during construction	MMBbl	=	million barrels
Bbl	=	barrels	MMtons	=	million tons
BBtu	=	billion British Thermal Units	NGL	=	natural gas liquids
Bcf	=	billion cubic feet	NYMEX	=	New York Mercantile Exchange
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NYSE	=	New York Stock Exchange
			OTC	=	over-the-counter
CO2	=	carbon dioxide or our CO2 business segment	PHMSA	=	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
CPUC	=	California Public Utilities Commission
DD&A	=	depreciation, depletion and amortization
EPA	=	United States Environmental Protection Agency	RIN	=	renewable identification number
FASB	=	Financial Accounting Standards Board	RNG	=	renewable natural gas
FERC	=	Federal Energy Regulatory Commission	ROU	=	right-of-use
GAAP	=	United States Generally Accepted Accounting Principles	SEC	=	United States Securities and Exchange Commission
GTE	=	gas-to-electric	SOFR	=	Secured Overnight Financing Rate
IT	=	Information Technology	U.S.	=	United States of America
LLC	=	limited liability company	WTI	=	West Texas Intermediate
LNG	=	liquefied natural gas

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate revenues, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: long term demand for our assets and services, our business strategy, expected financial results, dividends, sustaining and discretionary/expansion capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including expected completion timing and benefits of those projects.

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
•cost overruns, delays, stoppages or other issues adversely impacting expansion projects;
•regulatory, environmental, political, grass roots opposition, legal, operational and geological uncertainties that could affect our ability to complete our expansion projects on time and on budget or at all;
•changes in commodity prices, including prices for crude oil, natural gas and NGL, and prices for environmental attributes such as RINs, and our ability to use hedging arrangements to reduce our direct exposure to such price changes;
•economic activity, weather, alternative energy sources, conservation and technological advances that may affect price trends and demand;
•our ability to achieve cost savings and revenue growth;
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
•changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the shale plays in Louisiana, North Dakota, Ohio, Oklahoma, Pennsylvania and Texas, and the U.S. Rocky Mountains;

•changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators and governmental bodies that may increase our compliance costs, restrict our ability to provide or reduce demand for our services, or otherwise adversely affect our business;
•interruptions of operations at our facilities due to natural disasters, damage by third parties, power shortages, strikes, riots, terrorism (including cyber-attacks) or other causes;
•extraordinary events such as pandemics, acts of war or terrorist acts, including cybersecurity breaches, and the collateral impacts of such events, including disruptions of supply chains and economic activity;
•the extent of our success in developing and producing CO2 and oil and gas reserves, including the risks inherent in development drilling, well completion and other development and production activities;
•engineering and mechanical or technological difficulties that we may experience with operational equipment;
•the uncertainty inherent in estimating future oil, natural gas, and CO2 production or reserves;
•our ability to acquire new businesses and assets and integrate those operations into our existing operations, and make cost-saving changes in operations, particularly if we undertake multiple acquisitions in a relatively short period of time;
•the ability of our customers and other counterparties to perform under their contracts with us, including as a result of our customers’ financial distress or bankruptcy;
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
•changes in tax laws and tax rates;
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
•national, international, regional and local economic, competitive and regulatory conditions and developments, including the effects of any enactment of import or export duties, tariffs or similar measures; and
•unfavorable results of litigation and the outcome of contingencies referred to in Note 17 “Litigation and Environmental” to our consolidated financial statements.
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

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. As of December 31, 2024, we owned an interest in or operated approximately 79,000 miles of pipelines, 139 terminals, approximately 700 Bcf of working natural gas storage capacity and RNG generation capacity of approximately 6.1 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, petroleum coke, metals, and ethanol and other renewable fuels and feedstocks.

General Development of Business

Recent Developments

The following is a listing of significant developments and updates related to our major acquisitions, projects and financing transactions. “Capital Scope” is estimated for our share of the described project and includes portions not yet completed. All expected in-service dates for projects listed below assume timely receipt and continued effectiveness of all necessary permits and approvals.

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Acquisition
Gas gathering and processing system announced acquisition
Acquisition of a natural gas gathering and processing system in North Dakota from Outrigger Energy II which includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets.
		Expected to close in the first quarter of 2025, pending clearance under Hart-Scott-Rodino.	$640 million
Projects placed in service
KMTP system expansion
Expansion project included a new 30-mile, 30-inch pipeline, to deliver up to 0.4Bcf/d of Eagle Ford natural gas supply to markets along the Texas Gulf Coast and Mexico. Expansion provides transportation services, including treating, for Kimmeridge Texas Gas and other third parties. Supported by a long-term contract.
		Placed in service October 2024	$158 million
Central Texas pipeline
Project included installation of 22 miles of 30-inch pipeline from PHP to Sand Hill Lateral, 1.75 miles of 20-inch pipeline from Sand Hill Lateral to Texas Gas Services and three meter stations and one regulator station.
		Placed in service November 2024.	$110 million
Other Construction Projects
Natural Gas Pipelines
South System Expansion 4 (SSE4)
Expansion project designed to increase SNG’s South Line capacity by approximately 1.2 Bcf/d. Expansion will be completed in two phases and is almost entirely comprised of brownfield looping and horsepower compression additions on the SNG and Elba Express pipeline systems. Supported by long-term contracts.
		First phase expected in-service date is fourth quarter of 2028. Second phase expected in-service date is fourth quarter of 2029.	$1,659 million

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Trident Intrastate pipeline project
Project is designed to construct 216-mile pipeline which will provide approximately 1.5 Bcf/d of capacity from Katy, Texas to the LNG and industrial corridor near Port Arthur, Texas. Supported by long-term contracts.
		Expected in-service date is first quarter of 2027.	$1,650 million
Mississippi Crossing project
Project is designed to transport up to 2.1 Bcf/d of natural gas through the construction of approximately 206 miles of 42-inch and 36-inch pipeline and three new compressor stations. Project will originate near Greenville, Mississippi, and conclude near Butler, Alabama, with connections to the existing TGP system and third-party pipelines. Supported by long-term contracts.
		Expected in-service date is November 2028.	$1,637 million
TGP and SNG Evangeline Pass projects
Two-phase 2 Bcf/d project to serve Venture Global’s Plaquemines LNG facility (Plaquemines). With the first phase, TGP is providing approximately 0.9 Bcf/d natural gas transportation capacity to Plaquemines. Second phase, TGP and SNG will jointly provide volumes up to the remaining 1.1 Bcf/d to Plaquemines. Supported by a long-term contract.
		First phase placed in service in July 2024. Second phase expected in-service date is July 2025.	$672 million
Altamont Green River pipeline project	Construct 43 miles of 20-inch pipeline and associated compression providing approximately 0.15 Bcf/d of capacity from the Uinta basin to the Western Chipeta processing plant.	Expected in-service date is third quarter of 2025.	$263 million
TVA Cumberland project
Project includes a new 32-mile pipeline to transport approximately 0.245 Bcf/d of natural gas from the existing TGP system to Tennessee Valley Authority’s (TVA) proposed 1,450 megawatt generation facility at an existing site in Cumberland, Tennessee. Supported by a long-term contract.
		Expected in-service date is third quarter of 2025. (a)	$222 million
GCX pipeline expansion	Expansion project designed to increase natural gas deliveries by 0.57 Bcf/d from the Permian Basin to South Texas markets. Supported by long-term contracts.	Expected in-service date is second quarter of 2026.	$161 million
Tejas South to North expansion
South Texas to Houston Market expansion project. First phase will add compression on Tejas’ mainline and second phase will construct 14 miles of pipeline looping. Combined these projects will provide approximately 0.781 Bcf/d of capacity to key markets.
		First phase expected in-service date is first quarter of 2025. Second phase expected in-service date is third quarter of 2025.	$154 million
Products Pipelines
Double H Pipeline system conversion	Project to convert Double H Pipeline system from crude oil to NGL service, providing Williston Basin producers and midstream companies with pipeline capacity to key market hubs.	Expected in-service date is first quarter of 2026.	$149 million
CO2
Diamond M expansion	Enhanced oil recovery expansion at our Diamond M field that will result in peak oil production of over 5,000 Bbl/d.	First phase placed in service in October 2024. Second phase expected in-service date in mid 2025, and peak production in 2026.	$185 million
(a) Pending litigation may delay project.

Financings

During 2024, we issued $3,500 million of new senior notes to repay short-term borrowings, to fund maturing debt and for general corporate purposes and repaid a combined $1,900 million of maturing senior notes.

Narrative Description of Business

Business Strategy

Our business strategy is to:

•focus on stable, fee-based energy transportation and storage assets that are central to the energy infrastructure of growing markets within North America or served by U.S. exports;
•increase utilization of our existing assets while controlling costs, operating safely, and employing environmentally sound operating practices;
•exercise discipline in capital allocation decisions, including evaluating expansion projects and acquisition opportunities;
•leverage economies of scale through growth from asset expansions and acquisitions that fit within our strategy; and
•maintain a strong financial profile and enhance and return value to our stockholders.

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

Business Segments

For financial information on our reportable business segments, see Note 15 “Reportable Segments” to our consolidated financial statements.

Natural Gas Pipelines

Our Natural Gas Pipelines business segment includes interstate and intrastate pipelines, underground storage facilities, our LNG liquefaction and terminal facilities and NGL fractionation facilities, and includes both FERC regulated and non-FERC regulated assets.

Hiland - Williston - gas
Rocky Mountain
WIC
KM Altamont
Young Gas Storage
CIG
NGPL
Utopia pipeline
Stagecoach
CPGPL
TransColorado
Red Cedar
Mojave
EPNG
TGP
FEP
Elba Express
ELC & SLNG
MEP
KM North Texas
KinderHawk
SNG
Sierrita
Keystone Gas Storage
Greenholly
Bear Creek
KM Texas and Tejas pipelines
KMLP
KM Treating
Gulf Coast Express pipeline
PHP
Gulf LNG Holdings
Cypress pipeline
Mission Natural Gas
South Texas NGL pipelines
South Texas
EagleHawk
EagleHawk - Condensate
Eagle Ford Transmission system
Florida Gas Transmission (Citrus)
Liberty pipeline
Dos Caminos
Mier-Monterrey pipeline
NET Mexico
Legend
LNG Terminals
Processing Treating Plant
Gas Storage

Our primary businesses in this segment consist of natural gas transportation, storage, sales, gathering, processing and treating, and various LNG services.  Within this segment are: (i) approximately 41,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 26,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid.  Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Rocky Mountain, Midwest, Texas, Louisiana, Southeastern and Northeast regions. Our LNG terminal facilities also serve natural gas market areas in the southeast. The following table summarizes our significant Natural Gas Pipelines business segment assets as of December 31, 2024. The design capacity represents transmission, gathering, regasification or liquefaction capacity, depending on the nature of the asset.

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
East Region
TGP(a)	100%	11,755	12.38	76
NGPL	37.5%	9,100	7.84	288
KMLP	100%	140	4.00	—
Stagecoach	100%	185	3.22	41
SNG(a)	50%	6,805	4.39	66
Florida Gas Transmission (Citrus)	50%	5,380	4.39	—
MEP	50%	515	1.81	—
Elba Express	100%	190	1.16	—
FEP	50%	185	2.00	—
Gulf LNG Holdings	50%	5	1.50	7

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
SLNG	100%	—	1.76	12
ELC	25.5%	—	0.35	—
West Region
EPNG/Mojave	100%	10,720	6.41	44
CIG(b)	100%	4,305	6.00	38
WIC	100%	850	3.39	—
CPGPL	100%	415	1.20	—
TransColorado	100%	310	0.80	—
Sierrita	35%	60	0.52	—
Young Gas Storage	47.5%	15	—	6
Keystone Gas Storage	100%	15	—	6
Midstream
KM Texas and Tejas pipelines(c)	100%	6,045	9.50	141 [0.52]
Mier-Monterrey pipeline(c)	100%	90	0.65	—
KM North Texas pipeline(c)	100%	80	0.33	—
GCX	34%	530	2.00	—
PHP	27.74%	440	2.65	—
South Texas
South Texas system	100%	1,155	1.90	[1.02]
Webb/Duval gas gathering system	91%	140	0.15	—
Camino Real	100%	75	0.15	—
EagleHawk	25%	585	1.20	—
KM Altamont	100%	1,490	0.16	[0.10]
Red Cedar	49%	855	0.33	—
Rocky Mountain
Fort Union	50%	315	1.25	—
Bighorn	51%	215	0.60	—
KinderHawk	100%	570	2.40	—
Greenholly Gathering	39.25%	40	1.15	—
KM Treating	100%	40	—	—
Hiland - Williston - gas	100%	2,205	0.62	[0.33]
Eagle Ford Transmission system	100%	170	1.05	—
NET Mexico	90%	140	2.15	—
Dos Caminos	50%	75	1.20	—
Mission Natural Gas	100%	1	—	—
Liberty pipeline	50%	85	[140]	—
South Texas NGL pipelines(d)	100%	340	[115]	—
Utopia pipeline	50%	265	[50]	—
Cypress pipeline	50%	105	[56]	—
EagleHawk - Condensate(e)	25%	395	[220]	—
(a)Includes proportionate share of storage capacity from our Bear Creek Storage joint venture.
(b)Includes leased pipeline miles and proportionate share of design and storage capacity from our WYCO joint venture.
(c)Collectively referred to as Texas intrastate natural gas pipeline operations.
(d)Includes proportionate share of design capacity from our Liberty pipeline joint venture.
(e)Asset also has storage capacity of 60 MBbl.

Natural Gas Pipelines Segment Contracts

Revenues from our interstate natural gas pipelines, related storage facilities and LNG terminals are primarily received under long-term fixed contracts.  To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity.  These long-term contracts are typically structured with a fixed fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize that capacity. Similarly, our Texas Intrastate natural gas pipeline operations currently derive approximately 76% of sales and transport margins from long-term transport and sales contracts. As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2024, the remaining weighted average contract life of our natural gas transportation contracts held by assets we own or have equity interests in (including intrastate pipelines’ sales portfolio) was approximately seven years and our LNG regasification and liquefaction and associated storage contracts were subscribed under long-term agreements with a weighted average remaining contract life of approximately 10 years.

Our Midstream assets provide natural gas gathering and processing services. These assets are mostly fee-based, and the revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into its base components, are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee-based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-of-index and keep-whole contracts. Our service contracts sometimes rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices. Our natural gas marketing activities generate revenues from the sale and delivery of natural gas purchased either directly from producers or from others on the open market.

Natural Gas Pipelines Segment Competition

The market for natural gas infrastructure is highly competitive, and new pipelines, storage facilities, treating facilities, and facilities for related services are currently being built to serve demand for natural gas in the domestic and export markets served by the pipelines in our Natural Gas Pipelines business segment.  We compete with interstate and intrastate pipelines for connections to new markets and supplies and for transportation, processing, storage and treating services.  We believe the principal elements of competition in our various markets are location, rates, terms of service, flexibility, availability of alternative forms of energy and reliability of service.  From time to time, projects are proposed that compete with our existing assets. Whether or when any such projects would be built, or the extent of their impact on our operations or profitability, is typically not known.

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
Products (SE) pipeline
Central Florida pipeline
Camino Real Gathering
KM Condensate Processing Facility (Splitter)
Double Eagle pipeline
KM Crude & Condensate pipeline
Refined Products Pipelines
West Coast Terminals
Southeast Terminals
Transmix Facilities
Crude Lines
Crude Terminals
Condensate Splitter

The following summarizes the significant Products Pipelines business segment assets that we owned and operated as of December 31, 2024:

Asset	Ownership Interest	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity (MMBbl)
Crude & Condensate
KM Crude & Condensate pipeline	100%	266	5	2.6
Camino Real Gathering	100%	67	1	0.1
Hiland - Williston Basin - oil(b)	100%	1,618	7	0.8
Double H pipeline(b)	100%	512	—	—
Double Eagle pipeline	50%	204	2	0.6
KM Condensate Processing Facility (Splitter)	100%	—	1	2.1
Southeast Refined Products
Products (SE) pipeline	51%	3,186	—	—
Central Florida pipeline	100%	206	2	2.6
Southeast Terminals	100%	—	25	9.3
Transmix Operations	100%	—	5	0.6
West Coast Refined Products
Pacific (SFPP)	99.5%	2,806	13	15.9
CALNEV	100%	566	2	2.1
West Coast Terminals	100%	43	8	10.1
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

Our crude, condensate and refined petroleum products transportation services are primarily provided pursuant to (i) FERC or state tariffs, which do not require contractual commitments, or (ii) long-term contracts that normally contain minimum volume commitments. Where we have long-term contracts, our settlement volumes are generally not sensitive to changing market conditions in the shorter term; however, the revenues and earnings we realize from our pipelines and terminals are affected by the volumes of crude oil, refined petroleum products and condensate available to our pipeline systems, which are impacted by the levels of oil and gas drilling activity and product demand in the respective regions that we serve. Our petroleum condensate processing facility splits condensate into its various components, such as light and heavy naphtha, under a long-term fee-based agreement with a major integrated oil company. Our crude oil marketing activities generate revenues from the sale and delivery of crude oil and condensate purchased either directly from producers or from others on the open market. In general, sales prices referenced in underlying purchase and sales contracts are market-based and include pricing differentials for factors such as delivery location or crude oil quality.

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

Terminals

Our Terminals business segment includes the operations of our refined petroleum product, chemical, renewable fuel and other liquid terminal facilities (other than those included in the Products Pipelines business segment) and all of our bulk terminal facilities, which handle products such as petroleum coke, metal and ores, among others.  Our terminals are located primarily near large U.S. urban centers.  We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, our Terminals’ operations include Jones Act-qualified product tankers that provide marine transportation of crude oil, condensate, refined petroleum products and renewable fuel between U.S. ports.

Terminals
KM Terminals - Liquids
KM Terminals - Bulk
16 Jones Act Tankers

The following summarizes our Terminals business segment assets, as of December 31, 2024:

	Number	Capacity (MMBbl)
Liquids terminals	47	78.6
Bulk terminals	27	—
Jones Act tankers	16	5.3

Terminals Segment Contracts

The factors impacting our Terminals business segment generally differ between liquid and bulk terminals.  Our liquids terminals business generally enters into long-term contracts that require the customer to pay our fee regardless of whether they use the capacity.  Thus, similar to our natural gas pipelines business, our liquids terminals business is less sensitive to short-term changes in supply and demand.  Therefore, the extent to which changes in supply and demand affect our terminals business in the near term is a function of the remaining length of the underlying service contracts (which on a weighted average basis was approximately two years as of December 31, 2024), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.

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

Our ownership of CO2 resources as of December 31, 2024 includes:

	Ownership Interest	Compression Capacity (Bcf/d)
McElmo Dome unit	45%	1.5
Doe Canyon Deep unit	87%	0.2
Bravo Dome unit(a)	11%	0.3
(a)We do not operate this unit.

CO2 and Crude Oil Pipelines

Industry demand for transportation on our CO2 pipelines is expected to remain stable for the foreseeable future.

Our ownership of CO2 and crude oil pipelines as of December 31, 2024 includes:

Asset	Ownership Interest	Miles of Pipeline	Transport Capacity (Bcf/d) [(MBbl/d)]
CO2 pipelines
Cortez	53%	569	1.5
Central Basin	100%	326	0.7
Bravo(a)	13%	218	0.4
Canyon Reef Carriers	97%	163	0.3
Centerline	100%	113	0.3
Eastern Shelf	100%	98	0.1
Pecos	95%	25	0.1
Crude oil pipeline
Wink	100%	434	[145]
(a)We do not operate Bravo.

Oil, Gas and RNG Producing Activities

Oil and Gas Producing Interests

Our ownership interests in oil and gas producing fields as of December 31, 2024 included the following:

	Working Interest	KMI Gross Developed Acres
SACROC	97%	51,457
North McElroy	98%	11,612
Yates	50%	9,676
Diamond M	99.5%	5,396
Sharon Ridge(a)	14%	2,619
MidCross(a)	13%	320
(a)We do not operate these fields.

Our oil and gas producing activities are not significant to KMI as a whole; therefore, we do not include the supplemental information on oil and gas producing activities under Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.

Gas Plant Interests

Our ownership and operation of gas plants as of December 31, 2024 included:

Asset	Ownership Interest	Source
Snyder gas plant(a)	22%	The SACROC unit and neighboring CO2 projects, specifically the Lion Diamond M, Reinecke and Cogdell units
Diamond M gas plant	51%	Snyder gas plant
North Snyder gas plant	100%	Snyder gas plant
(a)This is a working interest; in addition, we have a 28% net profits interest.

RNG, LNG and GTE Facilities

Our ownership and operation of RNG, LNG and GTE facilities as of December 31, 2024 included:

Asset	Ownership Interest	Production [Storage] Generation Capacity(a)	Product
LNG Indy	100%	[2 Bcf]	LNG
Indy High BTU	50%	1.0 Bcf/y	RNG
Twin Bridges	100%	1.5 Bcf/y	RNG
Liberty	100%	1.5 Bcf/y	RNG
Prairie View	100%	0.8 Bcf/y	RNG
Arlington RNG	100%	1.3 Bcf/y	RNG
Shreveport RNG(b)	—%	0.7 Bcf/y	Medium BTU
Victoria RNG	100%	0.4 Bcf/y	Medium BTU
Southeast Berrien	100%	4.8 mW/h	GTE
Central	100%	4.0 mW/h	GTE
Venice Park	100%	6.4 mW/h	GTE
Morehead	100%	1.6 mW/h	GTE
Blue Ridge	100%	1.6 mW/h	GTE
(a)GTE generation capacity is measured in megawatts per hour (mW/h). RNG and Medium British Thermal Units (BTU) gas capacities are measured in Bcf per year (Bcf/y).
(b)We operate Shreveport for a fee and receive royalties on RNG sales.

CO2 Segment Contracts

Our CO2 source and transportation business primarily has third-party contracts with minimum volume requirements, which as of December 31, 2024 had a remaining average contract life of approximately six years.  Our CO2 sales contracts vary from customer to customer and generally provide for a delivered price tied to the price of crude oil, in some cases based on a fixed fee or floor price. Our success in this portion of the CO2 business segment can be impacted by the demand for CO2.  In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add.  The revenues we receive from our crude oil and NGL sales are affected by the prices we realize from the sale of these products.  Over the long term, we tend to receive prices that are driven by the demand and overall market price for these products.  In the shorter term, however, market prices generally are not indicative of the revenues we will receive due to our hedging program, in which the prices to be realized for certain of our future sales quantities are fixed or bracketed through the use of financial derivative contracts, particularly for crude oil.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Earnings Results” for more information on crude oil sales prices.

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

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2024, 2023 and 2022, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Industry Regulation

Our business operations are subject to extensive federal, state and local laws and regulations. Please read Item 1A. “Risk Factors—Risks Related to Regulation” for discussions of the risks we face related to regulation. For information related to pending regulatory proceedings, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Interstate Natural Gas Transportation and Storage Regulation

We operate our interstate natural gas pipeline and storage facilities subject to the jurisdiction of the FERC and the provisions of the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the Energy Policy Act of 2005 (the Energy Policy Act). These laws give the FERC authority over the siting, construction and operation of such facilities, including their modification, extension, enlargement and abandonment.

Pursuant to the NGA, the FERC also has authority over the rates charged and terms and conditions of services offered by interstate natural gas pipeline and storage companies. The FERC’s regulatory authority extends to establishing minimum and maximum rates for services and allows operators to discount or negotiate rates on a non-discriminatory basis. The rates, terms and conditions of service are set forth in posted tariffs approved by the FERC for each of our interstate natural gas pipeline and storage companies. Posted tariff rates are deemed just and reasonable and cannot be changed without FERC authorization following an evidentiary hearing or settlement. The FERC can initiate proceedings, on its own initiative or in response to a complaint, that could result in a rate change or confirm existing rates. Negotiated rates provide certainty to the pipeline and the shipper of agreed-upon rates during the term of the transportation agreement, regardless of changes to the posted tariff rates. Negotiated rate agreements must be filed with the FERC or included in summary form in the pipeline’s tariff.

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

The FERC has authority to impose civil penalties of more than $1.5 million per day per violation. If we fail to comply with all applicable statutes, rules, regulations, and orders administered by the FERC, we could be subject to substantial civil penalties and fines.

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

Interstate Common Carrier Refined Petroleum Products and Oil Pipeline Rate Regulation

Some of our U.S. refined petroleum products, NGL, and crude oil gathering and transmission pipelines are interstate common carrier pipelines, subject to regulation by the FERC under the Interstate Commerce Act, or ICA. The ICA requires that we maintain our tariffs on file with the FERC. Those tariffs set forth the rates we charge for providing gathering or transportation services on our interstate common carrier liquids pipelines as well as the rules and regulations governing these services. The ICA requires, among other things, that rates on interstate common carrier liquids pipelines be “just and reasonable” and nondiscriminatory. The ICA permits interested persons to challenge newly proposed or changed rates and authorizes the FERC to suspend the effectiveness of such rates for a period of up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the new or changed rate is unlawful, it is authorized to require the carrier to refund to shippers the difference between the revenues collected during the pendency of the investigation and the revenues that would have been collected based on the rate the FERC finds to be just and reasonable. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained during the two years prior to the filing of a complaint.

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

State and Local Regulation

Certain of our activities are subject to various state and local laws and regulations, as well as orders of regulatory bodies, governing a wide variety of matters, including marketing, production, pricing, pipeline safety, protection of the environment, and human health and safety.

Marine Operations

The operation of tankers and marine equipment is subject to maritime obligations involving property, personnel and cargo under General Maritime Law and involves a variety of risks, including, among other things, the risk of collision, which may result in claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities.

We are subject to the Jones Act and other federal laws that restrict maritime transportation (between U.S. departure and destination points) to vessels built and registered in the U.S. and owned and crewed by U.S. citizens. As a result, we monitor the foreign ownership of our common stock and, under certain circumstances consistent with our certificate of incorporation, we have the right to redeem shares of our common stock owned by non-U.S. citizens. If we do not comply with such requirements, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of the vessels. From time to time, legislation has been introduced unsuccessfully in the U.S. Congress to amend the Jones Act to ease or remove the requirement that vessels operating between U.S. ports be built and registered in the U.S. and owned and crewed by U.S. citizens.  If the Jones Act were amended in such fashion, we could face competition from foreign-flagged vessels.

In addition, the U.S. Coast Guard and the American Bureau of Shipping maintain a very stringent regime of vessel inspection, which tends to result in higher regulatory compliance costs for U.S.-flagged operators than for owners of vessels registered under foreign flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.

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

Environmental Matters and Safety Regulation

Our business operations are subject to extensive federal, state and local laws and regulations relating to environmental protection and human health and safety. For example, if a leak, release or spill of liquid petroleum products, CO2, natural gas, methane, chemicals or other hazardous substances occurs at or from our pipelines, storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release or spill (in the case of a non-gaseous substance), pay government penalties, address natural resource damages, compensate for human exposure or property damage, install pollution control equipment or a combination of these and other measures. Furthermore, new projects may require permits, approvals and environmental analyses under federal and state laws, including the Pipeline Safety Act, the Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Endangered Species Act. The resulting costs and liabilities could be material to us, and increasing compliance costs under federal and state, and in some cases local, environmental and safety laws for both new and existing facilities could require us to make significant capital expenditures.

A certain degree of regulatory uncertainty is created by the recent change in U.S. presidential administrations. It remains unclear specifically what the new administration may do with respect to future policies and regulations that may affect us. In general, the cost to comply with environmental and safety regulations is increasing. These costs have the potential to limit the return on capital projects and the number of capital projects that are economically viable. Please read Item 1A. “Risk Factors—Risks Related to Regulation.”

In accordance with GAAP, we record liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. For information related to pending environmental matters, including our accruals of environmental reserves, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Hazardous and Non-Hazardous Waste

We generate both hazardous and non-hazardous wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act (RCRA) and comparable state statutes. RCRA establishes standards for the generation, treatment, storage, transport, and disposal of solid wastes, including hazardous wastes.

Superfund

The CERCLA or the Superfund law, and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original conduct, on certain classes of potentially responsible persons for releases of hazardous substances into the environment. These persons include the owner or operator of a site and/or companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to public health or the environment and to seek to recover from the responsible classes of persons the costs they incur, including remediation costs. Additionally, CERCLA allows for the recovery of compensation for natural resource damages, if any. Although petroleum is excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations, we have and will generate materials that may fall within such definition. If we are determined to be a potentially responsible person by operation of law under CERCLA, we may be responsible for all or part of the costs required to evaluate and remediate sites at which such materials are present, in addition to compensation for natural resource damages, if any.

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state statutes and regulations. The EPA regulations under the Clean Air Act contain requirements for the monitoring, reporting, and control of emissions of regulated substances, including greenhouse gas (GHG) emissions from stationary sources. For further information, see “—Climate Change” below.

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

EPA Revisions to National Ambient Air Quality Standards

As required by the Clean Air Act, the EPA establishes National Ambient Air Quality Standards (NAAQS) setting acceptable levels of common pollutants such as ozone, particulate matter and sulfur dioxide. States then are required to adopt State Implementation Plans (SIPs) ensuring their air quality meets the applicable NAAQS. The EPA reviews these SIPs to ensure they comply with the NAAQS and other provisions of the Clean Air Act, including the Good Neighbor provision. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures—Impact of Regulation,” and Note 17 “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements.

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

State rules implementing the NAAQS require the installation of more stringent air pollution controls on newly installed equipment and possibly require the retrofitting of existing KMI facilities with air pollution controls. These rules will have financial impacts to our Natural Gas Pipelines business segment. Future state or federal rules relating to the EPA’s establishment of NAAQS for ozone, particulate matter, or other criteria air pollutants could have financial impacts on multiple business units.

Climate Change

Due to concern over climate change, numerous proposals to monitor and limit emissions of GHGs have been made and are likely to continue to be made at the federal, state and local levels of government and by the governments of other nations. Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of burning natural gas, are examples of GHGs. Various laws and regulations exist or are under development to regulate the emission of such GHGs, including the EPA programs requiring the reduction, monitoring, and reporting of GHG emissions levels and state actions to develop statewide or regional programs. The U.S. Congress has in the past considered and, in some cases, passed legislation to reduce emissions of GHGs. In addition, the European Union has approved a law to impose limits on methane emissions intensity applicable to imports of natural gas and crude oil beginning in 2030.

Beginning in 2009, the EPA published several findings and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs, including CO2 and methane. Certain of our facilities are subject to these requirements. Operational or physical changes to existing facilities could require those facilities to comply with these requirements. In addition, recent EPA regulatory changes require many existing oil and natural gas facilities to reduce GHG emissions, and, pursuant to a Congressional mandate, PHMSA has proposed regulations to impose leak detection and repair requirements on natural gas pipelines, and a final rule is pending. See Item 1A. “Risk Factors—Risks Related to Regulation—New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations.” and “ —Increased regulatory requirements relating to the safety and integrity of our pipelines may require us to incur significant capital and operating expense outlays to comply.”

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

Because our operations, including the compressor stations and processing plants, emit various types of GHGs, primarily methane and CO2, such new legislation or regulation could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we may be required to incur significant additional operating or capital costs to install new monitoring equipment or emission controls on the facilities, acquire and surrender allowances for the GHG emissions, replace certain GHG-emitting devices or technologies, pay taxes related to the GHG emissions and administer and manage a more comprehensive GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our pipelines, recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations.

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

Since 2019, PHMSA has implemented several rules that impose additional pipeline safety requirements including without limitation: (i) expanding certain integrity management program requirements outside of HCAs (with some exceptions) for both gas and hazardous liquid pipelines; (ii) expanding the application of integrity management requirements relevant to hazardous liquid pipelines to include additional areas, including certain coastal waters; (iii) requiring reconfirmation of the maximum allowable operating pressure (MAOP) by 2035 and material verification on certain gas pipelines; (iv) requiring installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas and liquid pipelines; (v) increasing requirements for corrosion control for gas pipelines; (vi) providing additional prescriptive requirements that increase conservatism and specificity on the evaluation of discovered anomalies and their associated repair criteria for gas pipelines; and (vii) expanding certain regulations to previously unregulated gas gathering assets.

Employee Health and Safety Regulations

We are subject to the requirements of federal and state agencies, including, where appropriate, the Occupational Safety and Health Administration (OSHA), that address, among other things, employee health and safety.

Cybersecurity

In response to ongoing cybersecurity threats affecting the pipeline industry, the Department of Homeland Security’s (DHS) Transportation Security Administration, or TSA, has issued a series of security directives setting forth specific elements that owners and operators of certain “critical” pipelines must include in their cybersecurity planning and their reporting of any incidents. These security directives require, among other things, that identified pipeline owners comply with mandatory reporting measures; designate a cybersecurity coordinator; provide vulnerability assessments; ensure compliance with certain cybersecurity requirements; establish and implement a TSA-approved Cybersecurity Implementation Plan; develop and maintain a Cybersecurity Incident Response Plan (CIRP), which shall include individuals identified as active participants in CIRP exercises, and annually test at least two CIRP objectives; and establish a Cybersecurity Assessment Plan (CAP), and annually submit an updated CAP to TSA for review and approval, which shall include a schedule for assessing and auditing specific cybersecurity measures for effectiveness. TSA recently issued a proposed rulemaking to codify and expand these requirements for certain pipeline assets and LNG facilities, including obligations to report cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency and physical security incidents to TSA.

In addition, PHMSA requires reporting of certain events that involve a release from or the shutdown of a pipeline, including those that may be caused by a cyber-attack. On July 26, 2023, the SEC adopted new disclosure requirements regarding cybersecurity risk management, strategy, governance, and incidents. Please read Item 1C. “Cybersecurity.” Regulations are also under development to implement reporting requirements under the Cyber Incident Reporting for Critical Infrastructure Act of 2022, a law concerning the reporting of cyber incidents and ransomware payments that is expected to take effect in 2024.

Human Capital

In managing our human capital resources, we use a strategic approach to attract, develop, and retain talent and support our employees’ career and development goals. We value our employees’ opinions and encourage them to engage with management and ask questions on topics such as our goals, challenges and employee concerns.

We employed 10,933 full-time personnel at December 31, 2024, including approximately 883 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2025 and 2029. We consider relations with our employees to be good.

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

Non-zero employee safety performance target	2024 Company-wide TRIR
Outperform the annual industry average total recordable incident rate (TRIR)	0.8
Outperform our own three-year TRIR average
Improve our company-wide employee TRIR from 1.0 in the baseline year 2019 to 0.7 by 2024

We seek to constantly improve our contractor TRIR performance through initiatives to address recent incident trends and new best practices.

The Nominating and Governance Committee (Nom/Gov Committee) of our Board is responsible for planning for succession in our senior management ranks, including our chief executive officer. Our chief executive officer reports to the Nom/Gov Committee annually, generally at the time of the regularly scheduled July Board meeting, regarding the succession plan and processes in place to identify talent within and outside the Company to succeed to senior management positions, development opportunities for potential successors, and the information developed during the then-current calendar year pursuant to those processes. As part of our annual succession planning process, we identify a range of potential candidates to include in the plan for senior positions.

We support equal opportunity employment and consider a range of talents and experience an asset. It is our policy to employ and advance in employment all persons without regard to their race/ethnicity; sex; sexual orientation; gender; veteran status; disability; or other protected categories, and base employment decisions solely on valid job requirements. We are committed to a harassment free workplace, supported with online and face-to-face workplace harassment and discrimination prevention training for our employees. In addition to training received at the time of hiring, employees and supervisors review our harassment and discrimination prevention policy every two years as part of our required training.

Our employees are an integral part of our success, and we value their career development. We support our employees’ ongoing career goals and development through several programs, including workforce training, tuition reimbursement, leadership and other development programs. These programs help improve recruitment, development, and retention and help maximize our employees’ potential by providing opportunities to gain skills they need to further enhance their careers.

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

Each of the foregoing supply and demand issues could negatively impact our business directly, as well as our shippers and other customers, which in turn could negatively impact our prospects for new contracts for transportation, terminaling or other midstream services, or renewals of existing contracts or the ability of our customers and shippers to honor their contractual commitments. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” below. Furthermore, such unfavorable conditions may compound the adverse effects of larger economic disruptions. See “—Our operating results may be adversely affected by unfavorable economic and market conditions.”

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

We regularly undertake construction projects to expand our existing assets and to construct new assets. New growth projects generally will be subject to, among other things, the receipt of regulatory approvals, feasibility and cost analyses, funding availability, industry, market and demand conditions, and environmental justice considerations. A variety of factors outside of our control, such as difficulties in obtaining rights-of-way and permits or other regulatory approvals, have caused, and may continue to cause, delays in or cancellations of our construction projects. Regulatory authorities may modify their permitting policies in ways that disadvantage our construction projects. Federal regulators may also expand existing regulatory requirements, such as PHMSA’s recent expansion of gas gathering pipeline regulation and the Congressional mandate under the Pipeline Safety Act that PHMSA regulate the transportation of gaseous CO2. Such factors can be exacerbated by public opposition to our projects. See “—We are subject to reputational risks and risks relating to public opinion.” Inclement weather, natural disasters and delays in performance by third-party contractors have also resulted in, and may continue to result in, increased costs or delays in construction. In addition, we may experience increasing costs for construction materials, including cost increases associated with increased tariffs (such as those proposed by the new U.S. presidential administration). Significant increases in costs of construction materials, cost overruns or delays, or our inability to obtain a required permit or right-of-way, could have a material adverse effect on our return on investment, results of operations and cash flows, and could result in project cancellations or otherwise limit our ability to pursue growth opportunities.

If we pursue joint ventures with third parties, those parties may share approval rights over major decisions and may act in their own interests, which may differ from our interests or our views of the interests of the venture. Such differences in actual or perceived interests could result in operational delays or impasses, which in turn could affect the financial expectations of and our expected benefits from the venture.

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

Unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation and rising interest rates, could materially adversely affect our operating results. For example, the global economic downturn caused by the coronavirus pandemic in 2020 affected numerous industries, including the crude oil and gas industry, the steel industry and specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Also, economic conditions in the wake of the pandemic included inflationary pressure, which resulted in higher operating expenses and project costs for us, as well as higher interest rates. More recently, we may see increasing market uncertainty and volatility due to possible shifts in U.S. and foreign trade, economic and other policies following the recent change in U.S. presidential administration.

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

Our business, operations or financial condition generally may be negatively impacted as a result of negative public opinion towards our industry sector, the products we handle, or us specifically. Public opinion may be influenced by negative portrayals of the energy industry as well as opposition to development projects. In addition, events specific to us could result in the deterioration of our reputation with key stakeholders.

We believe that reputational risk cannot be managed in isolation from other forms of risk and that credit, market, operational, insurance, regulatory and legal risks, among others, must all be managed effectively to safeguard our reputation. Our reputation and public opinion could also be impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we have no control. In particular, our reputation could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation and use of hydrocarbons generally) could include increased regulatory oversight and costs, difficulty obtaining rights-of-way and delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing, revenue loss, reduction in customer base, and decreased value of our securities and our business. In the past, governmental agencies have responded to environmental justice concerns by imposing greater scrutiny in the permit approval process and enforcement actions that could exacerbate the negative reputational impacts, and they may do so in the future.

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

When we engage in hedging transactions (for example, to mitigate our exposure to fluctuations in commodity prices or currency exchange rates or to balance our exposure to fixed and variable interest rates) that we believe are effective economically, these transactions may not be considered effective for accounting purposes. Accordingly, our consolidated financial statements may reflect volatility due to these hedges, even when there is no underlying economic impact at the dates of those consolidated financial statements. In addition, it may not be possible for us to engage in hedging transactions that completely eliminate our exposure to commodity prices; therefore, our consolidated financial statements may reflect a gain or loss arising from an exposure to commodity prices for which we are unable to enter into a completely effective hedge. For more information about our hedging activities, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 13 “Risk Management” to our consolidated financial statements.

A breach of information security or the failure of one or more key IT or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations or business reputation.

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

In accordance with government mandates, we have implemented and maintain a cybersecurity program—both internal and incorporating industry expertise—designed to protect our IT, OT and data systems from attacks, however, we can provide no assurance that our cybersecurity program will be completely effective. We have experienced increases in the number of attempts by external parties to access our networks or our company data without authorization. While we have taken additional steps to secure our networks and systems to specifically respond to new and elevated risks associated with remote work, we may nevertheless be more vulnerable to a successful cyber-attack or information security incident when significant numbers of our employees are working remotely. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, has increased as attempted attacks, including acts of terrorism or cyber sabotage, which may be escalated during periods of heightened geopolitical tensions, have advanced in sophistication and number around the world.

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

The U.S. government has issued public warnings indicating that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber sabotage” events. Potential targets include our pipeline systems, terminals, processing plants, databases or operating systems. Risk of these attacks may escalate during periods of heightened geopolitical tensions. The occurrence of an attack could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, significant reporting requirements, damage to our reputation, increased regulation or litigation or inaccurate information reported from our operations. In the event of such an incident, we may need to retain cybersecurity experts to assist us in stopping, diagnosing, and recovering from the attack. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. The potential for an attack may subject our operations to increased risks and costs, and, depending on their ultimate magnitude, have a material adverse effect on our business, results of operations, financial condition and/or business reputation.

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

We must obtain and maintain the rights to construct and operate pipelines on other owners’ land, including private landowners, railroads, public utilities and others. While our interstate natural gas pipelines in the U.S. have federal eminent domain authority, the availability of eminent domain authority for our other pipelines varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas, CO2, or crude oil—and the laws of the particular state. In addition, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. If we are unable to obtain rights-of-way on acceptable terms, our ability to complete construction projects on time, on budget, or at all, could be adversely affected. In addition, we are subject to the possibility of increased costs under our rights-of-way or rental agreements with landowners, primarily through renewals of expiring agreements and rental increases. If we were to lose these rights, our operations could be disrupted or we could be required to relocate the affected pipelines, which could cause a substantial decrease in our revenues and cash flows and a substantial increase in our costs.

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

As of December 31, 2024, we had approximately $31.8 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

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

Our large amount of debt makes us vulnerable to increases in interest rates to the extent we have variable-rate debt and maturing fixed-rate debt.

As of December 31, 2024, we had approximately $31.8 billion of consolidated debt (excluding debt fair value adjustments), including $1.5 billion of senior notes maturing within the next 12 months, and approximately $3.6 billion of debt subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. In response to increasing inflation, the U.S. Federal Reserve raised interest rates over the period from March 2022 to July 2023 before beginning rate reductions in September 2024 due to slowing inflation. There can be no assurance that the U.S. Federal reserve will continue rate reductions, will not resume rate increases or regarding the pace at which any such reductions or increases could occur. If and to the extent that interest rates increase, our costs to refinance maturities of existing indebtedness may also increase, as will the amount of cash required to service variable-rate debt, and our earnings and cash flows could be adversely affected.

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

Our existing rates may also be challenged by complaint or protest. Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on our pipelines have filed complaints with the regulators seeking prospective reductions in the tariff rates and, in the case of a protest to a rate filing, seeking substantial refunds for alleged overcharges during the years in question. Further, the FERC has initiated and may continue to initiate investigations to determine whether our interstate natural gas pipeline rates are just and reasonable. Please read Note 17 “Litigation and Environmental” to our consolidated financial statements for a description of material pending challenges to the rates we charge on our pipelines. We are unable to predict the extent to which these proceedings will result in lower transportation rates on our pipelines, and in the case of a protest, refunds for alleged overcharges. Any successful challenge to our rates could materially adversely affect our future earnings, cash flows and financial condition.

New laws, policies, regulations, rulemaking and oversight, as well as changes to those currently in effect, could adversely impact our earnings, cash flows and operations.

Our assets and operations are subject to extensive regulation and oversight by federal, state and local regulatory authorities. Legislative changes, as well as regulatory actions taken by these authorities, have the potential to adversely affect our profitability. Additional regulatory burdens and uncertainties will be created if and to the extent that more stringent energy and environmental and pipeline safety policies are enacted. In recent years, we saw an increase in the efforts of regulatory authorities to issue new regulations and guidance and to interpret existing laws and regulations in ways that promoted the use of renewable energy sources and further protection of the environment, called upon companies to increase monitoring and emissions reduction efforts, and increased investigations and enforcement actions for potential violations of environmental laws. For example, in December 2023, the EPA finalized a rule containing standards of performance for methane and volatile organic compound emissions from crude oil and natural gas sources, including the production, processing, and transmission and storage segments. In addition, a certain degree of regulatory uncertainty is created by the recent change in U.S. presidential administrations. It remains unclear specifically what the new administration may do with respect to future policies and regulations that may affect us.

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

The EPA’s final rule known as the “Good Neighbor Plan” (the Plan) was predicated on the EPA’s disapproval of numerous state implementation plans, or SIPs, submitted under the interstate transport (Good Neighbor) provisions of the Clean Air Act for the 2015 Ozone NAAQS and became effective on August 4, 2023. The Plan imposes prescriptive emission standards for several sectors, including new and existing reciprocating internal combustion engines of a certain size used in pipeline transportation of natural gas. The Plan’s emission standards would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment by May 1, 2026, except for any compliance schedule extensions granted by the EPA, which would need to be supported by us and approved by the EPA on an engine-by-engine basis. Multiple legal challenges have been filed, including by states seeking review of SIP disapprovals (12 of which have received stays pending review) and by us. On June 27, 2024, the Supreme Court granted a temporary stay of the Plan until a disposition of a review of the Plan by the U.S. Court of Appeals for the D.C. Circuit and any appeal of that decision to the Supreme Court. See Note 17, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. On February 6, 2025, the EPA filed a motion asking the U.S. Court of Appeals for the D.C. Circuit to hold the cases in abeyance for 60 days to allow the Trump Administration time to familiarize themselves with the Plan, receive briefing from the EPA about the cases and the Plan, and decide what action on the Plan, if any, is necessary. If the Plan were to remain in effect in its current form (including full compliance by a revised compliance deadline accounting for the stays, and assuming failure of all pending challenges to SIP disapprovals and no successful challenge to the Plan), we currently estimate that the Plan would have a material adverse impact on us. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures—Impact of Regulation.” We are unable to predict whether pending legal challenges will ultimately result in changes to the Plan or how those changes, if any, would impact us.

These and other initiatives of regulatory authorities may affect our assets and operations directly or indirectly, such as by preventing or delaying the exploration for and production of natural gas and liquids that we transport or expanding regulation of existing infrastructure or new sources that are not currently regulated.

Regulation affects almost every part of our business. In addition to environmental and pipeline safety matters, we are subject to regulations extending to such matters as (i) federal, state, local and foreign taxation; (ii) rates (which include reservation, commodity, surcharges, fuel and gas lost and unaccounted for), operating terms and conditions of service; (iii) the types of services we may offer to our customers; (iv) the contracts for service entered into with our customers; (v) the certification and construction of new facilities; (vi) the costs of raw materials, such as steel, which may be affected by tariffs (such as those proposed by the new U.S. presidential administration) or otherwise; (vii) the integrity, safety and security (including against cyber-attacks) of facilities and operations; (viii) the acquisition of other businesses; (ix) the acquisition, extension, disposition or abandonment of services or facilities; (x) reporting and information posting requirements; (xi) the maintenance of accounts and records; and (xii) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

If we fail to comply with any applicable statutes, rules, regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. New laws or regulations, or different interpretations of existing laws or regulations, including unexpected policy changes, applicable to our income, operations, assets or another aspect of our business could have a material adverse impact on our earnings, cash flow, financial condition and results of operations. For more information, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Industry Regulation.”

Environmental, health and safety laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to extensive federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations affect many aspects of our past, present and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. It is possible that costs associated with complying with the aforementioned laws will change depending on the emphasis regulatory authorities are placing on protection of the environment and environmental justice considerations. Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Oil Pollution Act, or analogous state laws, as a result of the presence or release of hydrocarbons or hazardous substances into or through the environment, and these laws may require response actions and remediation and may impose liability for natural resource and other damages. Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations, including required permits and other approvals, also may expose us to civil, criminal and administrative fines, penalties and/or interruptions in our operations that could harm our business, financial position, results of operations and prospects. For example, if a leak, release or spill of liquid petroleum products, chemicals or hazardous substances occurs at or from our pipelines, shipping vessels or storage or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment or undertake a combination of these and other measures.

We own and/or operate numerous properties and equipment that have been used for many years in connection with our business activities and contain hydrocarbons or hazardous substances. While we believe we have utilized operating, handling and disposal practices that were consistent with industry practices at the time, hydrocarbons or hazardous substances may have been released at or from properties and equipment owned, operated or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling and disposal of hydrocarbons or hazardous substances were not under our control. These properties and any hazardous substances released and wastes disposed at or from them may be subject to U.S. laws such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under such laws, we could be required to remove previously disposed wastes, remediate property contamination or both, including contamination caused by prior owners or operators. Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during our pipeline or liquids or bulk terminal operations or wastes from oil and gas facilities that are currently exempt as being exploration and production waste, may in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly handling and disposal requirements than non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

Environmental and health and safety laws and regulations are subject to change. The long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to affect the environment, wildlife, natural resources and human health, including without limitation, the exploration, development, storage and transportation of oil and gas. For example, the Federal Clean Air Act and other similar federal and state laws and regulations are subject to amendment, which could result in more stringent emission control requirements obligating us to make significant capital expenditures at our facilities. Several state and federal agencies have also increased their daily and maximum penalty amounts in recent years. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

New or revised regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, as well as increased penalty amounts for inadvertent non-compliance, could have a material adverse effect on our business, financial position, results of operations and prospects. For more information, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters.”

Increased regulatory requirements relating to the safety and integrity of our pipelines may require us to incur significant capital and operating expenses.

We are subject to extensive laws and regulations related to pipeline safety and integrity at the federal and state levels. There are, for example, regulations issued by PHMSA for pipeline operators in the areas of design, operations, maintenance, integrity management, qualification and training, emergency response, control room management, and public awareness. We expect the costs of compliance with these regulations, including integrity management rules, will continue to be substantial. The majority of compliance costs relate to pipeline integrity management regulations, which include enhanced assessment and repair requirements in HCAs, and compliance with recently issued regulations which impose additional assessment and repair criteria for gas pipelines in MCAs. Technological advances in in-line inspection tools, identification of additional threats to a pipeline’s integrity and changes to the amount of pipeline determined to be located in HCAs or MCAs can have a significant impact on integrity testing and repair costs. Repairs or upgrades deemed necessary to address results of integrity assessments and other testing and/or ensure the continued safe and reliable operation of our pipelines and pipeline facilities could cause us to incur significant and unanticipated capital and operating expenditures. Such expenditures will vary depending on the number of repairs determined to be necessary as a result of integrity assessments and other testing. We also anticipate incurring substantial costs associated with PHMSA’s requirements for reconfirming the MAOP of certain gas pipelines.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase our compliance expenditures. Pipeline safety regulations or changes to such regulations may require additional leak detection, reporting, the replacement of certain pipeline segments or equipment, addition of monitoring equipment and more frequent monitoring, inspection or testing of our pipeline facilities. Repair, remediation, and preventative or mitigating actions may require significant capital and operating expenditures. Pipeline safety regulation has increased over time, including recent revised gas and hazardous liquid regulations that we must timely implement, and existing obligations may increase with new proposed rules that are currently under consideration. For example, PHMSA has issued a proposed rulemaking with expansive pipeline leak detection and repair requirements that is proposed to be applicable to gas pipelines, LNG facilities and underground natural gas storage facilities. PHMSA is also working on a final rulemaking regarding requirements for pipelines located in coastal ecological unusually sensitive areas, as well as a final rule that updates requirements for responding to changes in class location for gas pipelines. In addition, PHMSA is working on a number of proposed rulemakings, including those related to (i) updating regulations for LNG facilities; (ii) requirements for idled gas and liquid pipelines; (iii) revising requirements for transportation of CO2 in the liquid phase as well as establishing regulation of the transportation of gaseous CO2; (iv) oil spill response plans; and (v) liquid pipeline repair criteria.

Congress is working on the reauthorization of the Pipeline Safety Act, which is expected to be enacted in 2025 and could further expand PHMSA’s current rulemaking agenda and/or statutory authority in certain areas. There can be no assurance as to the amount or timing of future expenditures for pipeline safety and integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations and prospects.

Climate-related risks and related regulation could result in significantly increased operating and capital costs for us and could reduce demand for our products and services.

Various laws and regulations exist or are under development that seek to regulate the emission of GHGs such as methane and CO2, including the EPA programs to control GHG emissions, PHMSA’s existing leak detection and repair requirements and additional requirements proposed by PHMSA in accordance with its Congressional mandate, state actions to develop statewide or regional programs, and regulations by foreign governments that restrict imports. Existing EPA regulations require us to report GHG emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. In addition, the European Union has approved a law to impose limits on methane emissions applicable to imports of natural gas and crude oil beginning in 2030. Proposed approaches to further address GHG emissions include establishing GHG “cap-and-trade” programs, increased efficiency standards, participation in international climate agreements and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters—Climate Change.”

Adoption of any such laws or regulations could increase our costs to operate and maintain our facilities, expand existing facilities or construct new facilities. We could be required to install new emission controls on our facilities, acquire allowances for our GHG emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions reduction program, and such increased costs could be significant. Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC. Such laws or regulations could also lead to reduced demand for hydrocarbon products that are deemed to contribute to emissions of GHGs, increases in the costs for such products or restrictions on their use, which in turn could adversely affect demand for our products and services. See also “—Business Risks—We are subject to reputational risks and risks relating to public opinion.” and “—Business Risks—Hurricanes, earthquakes, flooding and other natural disasters, as well as subsidence and coastal erosion and climate-related physical risks, could have an adverse effect on our business, financial condition and results of operations.”

In March 2024, the SEC finalized rules requiring significant new climate-related disclosure in SEC filings, including certain climate-related metrics and GHG emissions data, and third-party attestation requirements. In April 2024, the SEC voluntarily stayed the effectiveness of the new rules, pending judicial review, and on February 11, 2025, the Acting Chairman of the SEC directed the SEC staff to request that the court not schedule the case for argument to provide time for the SEC to deliberate and determine the appropriate next steps in the cases. The State of California also has enacted legislation requiring climate-related disclosures. Other U.S. states have announced similar proposed regulations. These types of regulations may expose us to significant additional compliance costs. Some customers and other third parties also have begun requesting disclosures from us related to their own reporting obligations. At this time, we cannot predict the costs of compliance with, or other potential adverse impacts resulting from, these or similar future rules that may be adopted.

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

We gather, process or transport crude oil, natural gas or NGL from several areas, including lands that are federally managed. Policy and regulatory initiatives or legislation by Congress may decrease access to federally managed lands or increase the regulatory burdens associated with using these lands to produce crude oil or natural gas, or both. From 2021 to 2024, the federal government deprioritized onshore leasing and its review of applications for permits to drill. Third-party interest groups and members of the oil and gas industry have initiated litigation challenging decisions to approve or prohibit oil and gas activities on federally managed lands.

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

We are subject to the Jones Act, which generally restricts U.S. point-to-point maritime shipping to vessels operating under the U.S. flag, built in the U.S., owned and operated by U.S.-organized companies that are controlled and at least 75% owned by U.S. citizens and crewed by predominately U.S. citizens. Our business would be adversely affected if we fail to comply with the Jones Act provisions on coastwise trade. If we do not comply with any of these requirements, we would be prohibited from operating our vessels in the U.S. coastwise trade and, under certain circumstances, we could be deemed to have undertaken an unapproved transfer to non-U.S. citizens that could result in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of vessels. Our business could be adversely affected if the Jones Act were to be modified or repealed so as to permit foreign competition that is not subject to the same U.S. government-imposed burdens.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Cybersecurity Risk Management and Strategy

We employ a comprehensive strategy for identifying and addressing cybersecurity risks that is consistent with the security directives issued by TSA where required and aligned with the U.S. Department of Commerce’s National Institute of Standards and Technology Framework for Improving Critical Infrastructure Cybersecurity. This framework outlines standards and practices to promote the protection of critical infrastructure. We utilize a risk-based approach that focuses on critical systems where failure or exploitation could potentially impact the safety or reliability of our key assets or operations. Cybersecurity risks are integrated into our overall risk management processes, including, for example, quarterly security briefings with senior management, tabletop exercises with operations, finance and other company personnel, and by employing a continuous improvement model for our cyber protection strategy that is aligned with the DHS’s National Infrastructure Protection Plan risk management framework.

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

We have not identified any cybersecurity threats that have materially impaired or are reasonably likely to materially impair our operations or financial standing. Please read Item 1A. “Risk Factors—Risks Related to Our Business—A breach of information security or the failure of one or more key IT or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations or business reputation.” and “ Attacks, including acts of terrorism or cyber sabotage, or the threat of such attacks, may adversely affect our business or reputation.” for discussions of risks from cybersecurity threats we face.

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

Employee Training

Our employees are required to take annual cyber and physical security training designed to help employees guard our cyber and physical data. Employees are tested regularly on cybersecurity, and cybersecurity performance is considered in annual employee performance reviews.

Cybersecurity Governance Structures

Management’s Role in Managing Cybersecurity Risk

We are committed to protecting sensitive information and have a dedicated cybersecurity group within our IT department that is overseen by our Chief Information Officer. This group provides a quarterly cybersecurity report to our senior management, including the Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer, Chief Information Officer, General Counsel, business segment Presidents and the Vice President—Corporate Security. This senior management team is involved in all significant cybersecurity decisions, including efforts undertaken to comply with the security directives issued by the TSA. Our Chief Information Officer and, occasionally, our Chief Executive Officer and our General Counsel have attended classified briefings on cybersecurity in Washington, D.C. In addition to the quarterly reports to senior management, the cybersecurity team prepares broader management briefings that include updates regarding company-wide cybersecurity matters and initiatives and provide a forum for discussing data security risk solutions and formulating action plans.

Management of our cybersecurity team has extensive experience and training related to cybersecurity matters. These leaders hold top-secret clearance from the U.S. federal government and have attended classified briefings from relevant federal agencies. Our cybersecurity team has in excess of 100 years of combined cybersecurity experience as of year-end 2024, and members of the team hold various specialized certifications related to cybersecurity, including training related to penetration testing and information system auditing.

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

Item 3.  Legal Proceedings.

See Note 17 “Litigation and Environmental” to our consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of the Dodd-Frank Act for the year ended December 31, 2024.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class P common stock is listed for trading on the NYSE under the symbol “KMI.”

As of February 12, 2025, we had 9,082 holders of record of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

For information on our equity compensation plans, see Note 9 “Share-based Compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements. For information about our expectations regarding dividends, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—2025 Dividends and Discretionary Capital.”

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto.  We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2. “Business and Properties—Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2024, found in Items 1 and 2. “Business and Properties—General Development of Business—Recent Developments;” (iii) a description of terms for services and commodities we provide, found in Items 1 and 2.
“Business and Properties—Narrative Description of Business—Business Segments;” (iv) a description of risk factors affecting us and our business, found in Item 1A. “Risk Factors;” and (v) a discussion of forward-looking statements, found in “Information Regarding Forward-Looking Statements” at the beginning of this report.

A comparative discussion of our 2023 to 2022 operating results can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024.

General

Acquisitions and Divestitures

Following are acquisitions and divestitures we made during the 2024 reporting period. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information on these transactions.

Event	Description	Business Segment
North McElroy Unit acquisition $61 million (June 2024)
We acquired AVAD Energy Partners’ interest in the North McElroy Unit (NMU). NMU is an existing waterflood that currently produces approximately 1,250 Bbl/d of crude oil. Our analysis suggests that NMU could be a candidate for CO2 flooding.
CO2 (Oil and Gas Producing activities)
CO2 assets divestiture $18 million (June 2024)
We sold our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC unit.
CO2 (Oil and Gas Producing activities)
Oklahoma assets divestiture $43 million (February 2024)	We sold our Oklahoma midstream assets consisting of our Oklahoma system and Cedar Cove.	Natural Gas Pipelines (Midstream)

Additionally, on January 13, 2025, we announced that we had entered into an agreement to purchase a natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC for a cash payment of $640 million. The acquisition includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets. With this transaction, we expect to reduce future capital expenditures needed to accommodate the growth of our existing Bakken customers. Initially, we plan to fund the transaction with short-term borrowings and cash on hand. Subject to customary closing conditions and regulatory approval, this transaction is expected to close in the first quarter of 2025.

2025 Dividends and Discretionary Capital

We expect to declare dividends of $1.17 per share for 2025, a 2% increase from the 2024 declared dividends of $1.15 per share. We also expect to invest $2.3 billion in expansion projects and contributions to joint ventures, or discretionary capital expenditures, during 2025.

The expectations for 2025 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.  Please read “Information Regarding Forward-Looking Statements” at the beginning of this report and Item 1A. “Risk Factors” for more information.

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

For a summary of our significant accounting policies, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements and the following discussion for further information regarding critical accounting estimates and assumptions used in the preparation of our financial statements. For discussion on our hedging activities and related sensitivities to our estimates, see Note 13 “Risk Management” to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” respectively.

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

Environmental Matters

With respect to our environmental exposure, we utilize both internal staff and external experts to assist us in identifying environmental issues and in estimating the costs and timing of remediation efforts. Our accrual of environmental liabilities often coincides either with our completion of a feasibility study or our commitment to a formal plan of action, but generally, we recognize and/or adjust our probable environmental liabilities, if necessary or appropriate, following quarterly reviews of potential environmental issues and claims that could impact our assets or operations. In recording and adjusting environmental liabilities, we consider the effect of environmental compliance, pending legal actions against us, and potential third-party liability claims. For more information on environmental matters, see Part I, Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters.” For more information on our environmental disclosures, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Legal and Regulatory Matters

Many of our operations are regulated by various U.S. regulatory bodies, and we are subject to legal and regulatory matters as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments or settlements. Any such liability recorded is revised as better information becomes available. Accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. For more information on regulatory matters, see Part I, Items 1 and 2. “Business and Properties—Narrative Description of Business—Industry Regulation.” For more information on legal proceedings, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Employee Benefit Plans

Our pension and OPEB obligations and net benefit costs are primarily based on actuarial calculations. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. The selection of assumptions used in the actuarial calculations of our pension and OPEB plans is further discussed in Note 9 “Share-based Compensation and Employee Benefits” to our consolidated financial statements.

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

The following sensitivity analysis shows the estimated impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and OPEB plans for the year ended December 31, 2024:

	Pension Benefits		OPEB
	Net benefit cost (credit)	Funded status	Net benefit cost (credit)	Funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(9)	$118	$—	$10
Expected return on plan assets	(15)	—	(3)	—
Rate of compensation increase	2	(9)	1	(5)

One percent decrease in:
Discount rates	11	(137)	—	(11)
Expected return on plan assets	15	—	3	—
Rate of compensation increase	(2)	8	(1)	5
(a)Includes amounts deferred as either accumulated other comprehensive income (loss) or as a regulatory asset or liability for certain of our regulated operations.

Income Taxes

We make significant judgments and estimates in determining our provision for income taxes, including our assessment of our income tax positions given the uncertainties involved in the interpretation and application of complex tax laws and regulations in various taxing jurisdictions. Numerous and complex judgments and assumptions are inherent in the estimation of future taxable income when determining a valuation allowance, including factors such as future operating conditions and the apportionment of income by state. For more information, see Note 4 “Income Taxes” to our consolidated financial statements.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses including amortization of excess cost of equity investments (EBDA) (as presented in Note 15 “Reportable Segments”), along with the non-GAAP financial measures of Adjusted Net

Income Attributable to Common Stock, in the aggregate and per share, Adjusted Segment EBDA, Adjusted Net Income Attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses including amortization of excess cost of equity investments (EBITDA), and Net Debt. Historically, we have disclosed the non-GAAP financial measure of distributable cash flow (DCF), in the aggregate and per share; however, we are not including discussion of DCF in this report due to declining investor interest in DCF as a primary performance measure.

GAAP Financial Measures

The Consolidated Earnings Results for the years ended December 31, 2024 and 2023 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 15 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, IT, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts from Joint Ventures” below). The following table summarizes our Certain Items for the years ended December 31, 2024 and 2023, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Year Ended December 31,
	2024	2023
	(In millions)
Certain Items
Change in fair value of derivative contracts(a)	$72	$(126)
(Gain) loss on divestitures and impairment, net(b)	(69)	67
Income tax Certain Items(c)	(52)	33
Other(d)	7	45
Total Certain Items(e)	$(42)	$19
(a)Gains or losses are reflected within non-GAAP financial measures when realized.
(b)2024 amount represents gains of $40 million and $29 million, respectively, on divestitures of CO2 and Oklahoma midstream assets. 2023 amount represents $67 million included within “Earnings from equity investments” on the accompanying consolidated statement of income for a non-cash impairment related to our investment in Double Eagle Pipeline LLC in our Products Pipelines business segment (see Note 6 “Investments”).

(c)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(d)2023 amount represents pension cost adjustments related to settlements made by our pension plans.
(e)2024 and 2023 amounts include the following amounts reported within “Interest, net” on the accompanying consolidated statements of income: $(5) million and $(7) million, respectively, of “Change in fair value of derivative contracts.”

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

Amounts from Joint Ventures

Certain Items and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculation of Adjusted EBITDA related to our unconsolidated and consolidated joint ventures include DD&A and income tax expense) with respect to the joint ventures as those included in the calculation of Adjusted EBITDA for our wholly-owned consolidated subsidiaries; further, we remove the portion of these adjustments attributable to non-controlling interests. (See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculation of Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated joint ventures.

Net Debt

Net Debt is calculated, based on amounts as of December 31, 2024, by subtracting the following amounts from our debt balance of $31,890 million: (i) cash and cash equivalents of $88 million; (ii) debt fair value adjustments of $102 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(25) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Year Ended December 31,
	2024	2023	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$15,100	$15,334	$(234)	(2)%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(4,337)	(4,938)	601	12%
Operations and maintenance	(2,972)	(2,807)	(165)	(6)%
DD&A	(2,354)	(2,250)	(104)	(5)%
General and administrative	(712)	(668)	(44)	(7)%
Taxes, other than income taxes	(433)	(421)	(12)	(3)%
Other income, net	92	13	79	608%
Total Operating Costs, Expenses and Other	(10,716)	(11,071)	355	3%
Operating Income	4,384	4,263	121	3%
Other Income (Expense)
Earnings from equity investments	890	838	52	6%
Amortization of excess cost of equity investments	(50)	(66)	16	24%
Interest, net	(1,844)	(1,797)	(47)	(3)%
Other, net	27	(37)	64	173%
Total Other Expense	(977)	(1,062)	85	8%
Income Before Income Taxes	3,407	3,201	206	6%
Income Tax Expense	(687)	(715)	28	4%
Net Income	2,720	2,486	234	9%
Net Income Attributable to Noncontrolling Interests	(107)	(95)	(12)	(13)%
Net Income Attributable to Kinder Morgan, Inc.	$2,613	$2,391	$222	9%
Basic and diluted earnings per share	$1.17	$1.06	$0.11	10%
Basic and diluted weighted average shares outstanding	2,220	2,234	(14)	(1)%
Declared dividends per share	$1.15	$1.13	$0.02	2%
Our consolidated revenues primarily consist of services and sales revenue. Our services revenues include fees for transportation and other midstream services that we perform. Fluctuations in our consolidated services revenue largely reflect changes in volumes and/or in the rates we charge. Our consolidated sales revenues include sales of natural gas (includes natural gas and RNG), products (includes NGL, crude oil, CO2 and transmix) and other (includes RINs). Our consolidated sales revenue will fluctuate with commodity prices and volumes, and the costs of sales associated with purchases will usually have a commensurate and offsetting impact, except for the CO2 segment, which produces, instead of purchases, the crude oil, CO2, and RINs it sells. Additionally, fluctuations in revenues and costs of sales may be further impacted by gains or losses from derivative contracts that we use to manage our commodity price risk.

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable years ended 2024 and 2023:

Revenues

Revenues decreased $234 million in 2024 compared to 2023. The decrease was primarily due to (i) a $398 million decrease in product sales driven by lower volumes resulting primarily from contractual changes and an asset divestiture and (ii) a $326 million decrease in natural gas sales due to lower commodity prices partially offset by higher volumes. These decreases in sales revenues were partially offset by a $45 million increase in other sales driven by higher RIN sales. Revenues were further reduced by $151 million for the impacts of derivative contracts used to hedge commodity sales which includes both realized and unrealized gains and losses from derivatives. Services revenues increased $515 million driven by (i) higher volumes, including from expansion projects; (ii) our late 2023 acquisition of the STX Midstream assets partially offset by a reduction in revenues related to divested assets; and (iii) higher rate escalations. The decrease in sales revenues had a corresponding decrease in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of Sales

Costs of sales decreased $601 million in 2024 compared to 2023. The decrease, which includes the impact of our divested assets, was primarily due to lower costs of sales for (i) natural gas of $447 million primarily due to lower commodity prices partially offset by higher volumes; and (ii) products of $269 million driven primarily by lower volumes partially offset by an increase of $145 million related to derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses from derivatives.

Operations and Maintenance

Operations and maintenance increased $165 million in 2024 compared to 2023. Increased costs were primarily driven by greater activity levels and inflation, including for service, integrity, labor and fuel costs.

DD&A

DD&A increased $104 million in 2024 compared to 2023. The increase was primarily due to our late 2023 acquisition of the STX Midstream assets and an increase in SACROC’s unit of production rate partially offset by the impact of our divested assets.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net increased $47 million in 2024 compared to 2023. The increase was primarily due to (i) higher average short-term and long-term debt balances driven by funding our STX Midstream acquisition; and (ii) higher interest rates associated with our fixed-to-variable interest rate swap agreements and our long-term debt; partially offset by a reduction in the notional balances associated with our fixed-to-variable interest rate swap agreements.

Non-GAAP Financial Measures

Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Year Ended December 31,
	2024	2023
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$2,613	$2,391
Certain Items(a)
Change in fair value of derivative contracts	72	(126)
(Gain) loss on divestitures and impairment, net	(69)	67
Income tax Certain Items	(52)	33
Other	7	45
Total Certain Items	(42)	19
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,571	$2,410

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$2,613	$2,391
Total Certain Items(b)	(42)	19
Net income allocated to participating securities and other(c)	(14)	(14)
Adjusted Net Income Attributable to Common Stock	$2,557	$2,396

Adjusted EPS	$1.15	$1.07

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$2,613	$2,391
Total Certain Items(b)	(42)	19
DD&A	2,354	2,250
Amortization of excess cost of equity investments	50	66
Income tax expense(d)	739	682
Interest, net(e)	1,849	1,804
Amounts from joint ventures
Unconsolidated joint venture DD&A	359	323
Remove consolidated joint venture partners’ DD&A	(62)	(63)
Unconsolidated joint venture income tax expense(f)	78	89
Adjusted EBITDA	$7,938	$7,561
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Net income allocated to common stock and participating securities is based on the amount of dividends paid in the current period plus an allocation of the undistributed earnings or excess distributions over earnings to the extent that each security participates in earnings or excess distributions over earnings, as applicable. Other includes Adjusted net income in excess of distributions for participating securities of $1 million and none for 2024 and 2023, respectively.
(d)To avoid duplication, adjustments for income tax expense for 2024 and 2023 exclude $(52) million and $33 million, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)To avoid duplication, adjustments for interest, net for 2024 and 2023 exclude $(5) million and $(7) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(f)Includes the tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc. and Adjusted EBITDA:

	Year Ended December 31,
	2024	2023
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,571	$2,410
Adjusted EBITDA	7,938	7,561

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$161
Adjusted EBITDA	$377

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $161 million in 2024 compared to 2023. The increase resulted primarily from favorable earnings in our Natural Gas Pipelines, Terminals and Products Pipelines business segments, which were also primary drivers of the increase in Adjusted EBITDA of $377 million, partially offset by an increase in DD&A expenses.

General and Administrative and Corporate Charges

	Year Ended December 31,
	2024	2023
	(In millions)
General and administrative	$(712)	$(668)
Corporate charges	(24)	(91)
Certain Items(a)	7	45
General and administrative and corporate charges	$(729)	$(714)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(44)
Corporate charges	67
Total	$23
(a)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

General and administrative expenses increased $44 million and corporate charges decreased $67 million in 2024 compared to 2023. The combined changes include $41 million consisting of higher labor and benefit-related costs, higher legal costs and higher corporate development costs, offset by lower pension costs of $30 million. In addition, the combined changes described above include $7 million of costs in 2024 and the impact of increased pension costs of $45 million in 2023 related to settlements made by our pension plans, which we treated as Certain Items.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Year Ended December 31,
	2024	2023
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$5,427	$5,282
Certain Items(b)
Change in fair value of derivative contracts	75	(122)
Gain on divestiture	(29)	—
Natural Gas Pipelines Adjusted Segment EBDA	$5,473	$5,160

Products Pipelines Segment EBDA	$1,173	$1,062
Certain Items(b)
Change in fair value of derivative contracts	—	(1)
Loss on impairment	—	67
Products Pipelines Adjusted Segment EBDA	$1,173	$1,128

Terminals Segment EBDA	$1,099	$1,040

CO2 Segment EBDA	$692	$689
Certain Items(b)
Change in fair value of derivative contracts	2	4
Gain on divestitures	(40)	—
CO2 Adjusted Segment EBDA	$654	$693
(a)Includes revenues, earnings from equity investments, operating expenses, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Year Ended December 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$8,942	$9,168
Costs of sales	(2,837)	(3,258)
Other operating expenses	(1,519)	(1,442)
Other income	47	12
Earnings from equity investments	782	776
Other, net	12	26
Segment EBDA	5,427	5,282
Certain Items:
Change in fair value of derivative contracts	75	(122)
Gain on divestiture	(29)	—
Certain Items(a)	46	(122)
Adjusted Segment EBDA	$5,473	$5,160

Change from prior period	Increase/(Decrease)
Segment EBDA	$145
Adjusted Segment EBDA	$313

Volumetric data(b)
Transport volumes (BBtu/d)	44,252	44,132
Sales volumes (BBtu/d)	2,576	2,346
Gathering volumes (BBtu/d)	3,922	3,710
NGL (MBbl/d)	38	34
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2024 and 2023 Certain Items of $46 million and $(122) million, respectively, are associated with our Midstream business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Year Ended December 31,
	2024	2023	increase/(decrease)
	(In millions)
Midstream	$1,799	$1,697	$102
East	2,678	2,637	41
West	950	948	2
Total Natural Gas Pipelines	$5,427	$5,282	$145

The changes in Natural Gas Pipelines Segment EBDA in the comparable years of 2024 and 2023 are explained by the following discussion:
•The $102 million (6%) increase in Midstream was favorably impacted by (i) our STX Midstream acquired assets partially offset by our divested assets; (ii) increased demand and rates for our services on our Texas intrastate systems and increased sales margin driven by lower prices on costs of sales and higher volumes, partially offset by higher operating expenses; and (iii) higher equity earnings from PHP driven by an expansion project that went into service in November 2023. These increases were partially offset by (i) lower sales margin on our Altamont assets driven by higher prices on NGL purchases and higher natural gas purchase volumes related to contract re-negotiations; (ii) lower sales margin on our South Texas assets due to lower volumes partially offset by higher NGL prices; and (iii) lower natural gas sales margin on our Hiland Midstream assets as a result of lower prices and a reduction in gathering revenues from lower volumes partially offset by higher rates.

In addition, Midstream was affected by (i) non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which increased costs of sales and decreased revenues; and (ii) a gain on sale of assets in 2024, all of which we treated as Certain Items.

Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•The $41 million (2%) increase in East was impacted by (i) expansion projects on TGP that went into service in July 2024 and November 2023 partly offset by its higher operating costs and an increase in legal reserves; and (ii) increased demand for services on our Stagecoach assets. These increases were also partially offset by (i) lower equity earnings from MEP driven by lower contracted rates; and (ii) timing of revenue recognition associated with a prepaid customer contract on SLNG.

•The $2 million (—%) increase in West was primarily due to increased demand for services on CPGPL and WIC, and an insurance settlement received by EPNG in the 2024 period. These increases were largely offset by lower gas sales margin and higher operating and maintenance costs on EPNG.

Products Pipelines

	Year Ended December 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$2,955	$3,066
Costs of sales	(1,394)	(1,588)
Other operating expenses	(456)	(436)
Other income (expense)	1	(4)
Earnings from equity investments	66	23
Other, net	1	1
Segment EBDA	1,173	1,062
Certain Items:
Change in fair value of derivative contracts	—	(1)
Loss on impairment	—	67
Certain Items(a)	—	66
Adjusted Segment EBDA	$1,173	$1,128

Change from prior period	Increase/(Decrease)
Segment EBDA	$111
Adjusted Segment EBDA	$45

Volumetric data(b)
Gasoline(c)	977	980
Diesel fuel	361	351
Jet fuel	294	285
Total refined product volumes	1,632	1,616
Crude and condensate	471	483
Total delivery volumes (MBbl/d)	2,103	2,099
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2023 Certain Items of (i) $(1) million is associated with our Southeast Refined Products business and (ii) $67 million is associated with our Crude and Condensate business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Year Ended December 31,
	2024	2023	increase/(decrease)
	(In millions)
West Coast Refined Products	$604	$519	$85
Crude and Condensate	280	265	15
Southeast Refined Products	289	278	11
Total Products Pipelines	$1,173	$1,062	$111

The changes in Products Pipelines Segment EBDA in the comparable years of 2024 and 2023 are explained by the following discussion:
•The $85 million (16%) increase in West Coast Refined Products resulted from higher transportation rates and volumes and increased renewable diesel terminal activity on our Pacific operations.

•The $15 million (6%) increase in Crude and Condensate was impacted by an increase of $67 million to equity earnings for a non-cash impairment in the 2023 period related to our investment in Double Eagle Pipeline LLC, which we treated as a Certain Item.

In addition, Crude and Condensate was unfavorably impacted by a decrease in equity earnings from Double Eagle Pipeline LLC, excluding the impairment discussed above, due to unfavorable recontracting and, on Bakken Crude assets, lower gathering volumes partially offset by higher transportation rates. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased sales volumes.

•The $11 million (4%) increase in Southeast Refined Products was driven by an increase in equity earnings from Products (SE) Pipe Line primarily due to higher rates and higher butane blending sales volumes at our South East Terminals.

Terminals

	Year Ended December 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$2,022	$1,917
Costs of sales	(42)	(33)
Other operating expenses	(904)	(863)
Other income	5	2
Earnings from equity investments	8	9
Other, net	10	8
Segment EBDA	$1,099	$1,040

Change from prior period	Increase/(Decrease)
Segment EBDA	$59

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.6	78.7
Liquids utilization %(b)	94.6%	93.6%
Bulk transload tonnage (MMtons)	53.7	53.3
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

Below are the changes in Terminals Segment EBDA:

	Year Ended December 31,
	2024	2023	increase/(decrease)
	(In millions)
Liquids	$633	$601	$32
Jones Act tankers	195	177	18
Bulk	267	256	11
Other	4	6	(2)
Total Terminals	$1,099	$1,040	$59

The changes in Terminals Segment EBDA in the comparable years of 2024 and 2023 are explained by the following discussion:
•The $32 million (5%) increase in Liquids was primarily driven by (i) contributions from expansion projects; (ii) higher throughput and ancillary fees primarily at our Houston Ship Channel hub facilities; and (iii) higher rates and utilization, primarily at our New York Harbor hub facilities, partially offset by higher labor and maintenance expenses.

•The $18 million (10%) increase in Jones Act tankers was primarily due to higher average charter rates and lower operating costs.

•The $11 million (4%) increase in Bulk was primarily due to increased volume and related handling and ancillary charges for petroleum coke, coal, soda ash and fertilizer. These increases were partially offset by higher labor and maintenance expenses and demurrage costs incurred at our International Marine Terminal.

CO2

	Year Ended December 31,
	2024	2023
	(In millions, except operating statistics)
Revenues	$1,204	$1,209
Costs of sales	(82)	(77)
Other operating expenses	(504)	(473)
Other income	40	—
Earnings from equity investments	34	30
Segment EBDA	692	689
Certain Items:
Change in fair value of derivative contracts	2	4
Gain of divestitures	(40)	—
Certain Items(a)	(38)	4
Adjusted Segment EBDA	$654	$693

Change from prior period	Increase/(Decrease)
Segment EBDA	$3
Adjusted Segment EBDA	$(39)

Volumetric data(b)
SACROC oil production	19.01	20.22
Yates oil production	6.13	6.63
Other	1.02	1.08
Total oil production, net (MBbl/d)(c)	26.16	27.93
NGL sales volumes, net (MBbl/d)(c)	8.57	8.97
CO2 sales volumes, net (Bcf/d)	0.322	0.336
RNG sales volumes (BBtu/d)	9	6
Realized weighted average oil price ($ per Bbl)	$68.46	$67.42
Realized weighted average NGL price ($ per Bbl)	$30.83	$30.84
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
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Year Ended December 31,
	2024	2023	increase/(decrease)
	(In millions)
Oil and Gas Producing activities	$447	$473	$(26)
Source and Transportation activities	195	187	8
Subtotal	642	660	(18)
Energy Transition Ventures	50	29	21
Total CO2	$692	$689	$3
The changes in CO2 Segment EBDA in the comparable years of 2024 and 2023 are explained by the following discussion:
•The $26 million (5%) decrease in Oil and Gas Producing activities resulted primarily from (i) lower crude oil volumes; (ii) our divested assets; and (iii) higher power costs. These decreases were partially offset by our acquired assets and higher realized crude oil prices.

In addition, Oil and Gas Producing activities was favorably impacted by (i) a $40 million gain on sale of oil and gas producing fields; and (ii) non-cash mark-to-market derivative hedge contracts, which increased revenues, all of which we treated as Certain Items.

•The $8 million (4%) increase in Source and Transportation activities was primarily due to higher volumes in 2024, resulting from a refinery outage in 2023 on our Wink pipeline, and lower integrity maintenance costs in 2024. These increases were partially offset by lower CO2 sales volumes and realized prices.

•The $21 million (72%) increase in Energy Transition Ventures activities was primarily due to higher RIN sales margin resulting from increased volumes partially offset by higher operating expenses.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of December 31, 2024.

	2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$66.61	$65.94	$65.71	$64.55
Volume (MBbl/d)	20.90	13.40	8.10	3.70
NGL
Price ($ per Bbl)	$48.98
Volume (MBbl/d)	3.13
(a)Includes WTI.

Liquidity and Capital Resources

General

As of December 31, 2024, we had $88 million of “Cash and cash equivalents,” an increase of $5 million from December 31, 2023. Additionally, as of December 31, 2024, we had borrowing capacity of approximately $3.1 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $5,635 million and $6,491 million in 2024 and 2023, respectively. The year-to-year decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

Our Board declared a quarterly dividend of $0.2875 per share for the fourth quarter of 2024, consistent with previous quarters in 2024. The total of the dividends declared for 2024 of $1.15 represents a 2% increase over total dividends declared for 2023.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt. As of December 31, 2024 and 2023, $3,621 million (11%) and $8,253 million (26%), respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable-rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The amounts at December 31, 2024 and 2023 include $3,250 million and $6,200 million, respectively, of interest rate swap agreements and $331 million and $1,989 million, respectively, of commercial paper notes. The interest rate swap agreements as of December 31, 2024 are net of $1,500 million of variable-to-fixed interest rate swap agreements which expire December 2025.

On February 1, 2024, we issued, in a registered offering, two series of senior notes consisting of $1,250 million aggregate principal amount of 5.00% senior notes due 2029 and $1,000 million aggregate principal amount of 5.40% senior notes due 2034 for combined net proceeds of $2,230 million, which were used to repay short-term borrowings, to fund maturing debt and for general corporate purposes.

On July 31, 2024, we issued, in a registered offering, two series of senior notes consisting of $500 million aggregate principal amount of 5.10% senior notes due 2029 and $750 million aggregate principal amount of 5.95% senior notes due 2054 and received combined net proceeds of $1,235 million, which were used to repay short-term borrowings, to fund maturing debt and for general corporate purposes.

During the year ended December 31, 2024, upon maturity, we repaid our 4.15% senior notes, our 4.30% senior notes and our 4.25% senior notes.

For additional information about our outstanding senior notes and debt-related transactions in 2024, see Note 8 “Debt” to our consolidated financial statements.  For information about our interest rate risk, see Note 13 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Short-term Liquidity

As of December 31, 2024, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $3.1 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of December 31, 2024, our $2,009 million of short-term debt consisted primarily of senior notes that mature in the next twelve months and commercial paper borrowings. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt balance as of December 31, 2023 was $4,049 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,580 million and $4,679 million as of December 31, 2024 and 2023, respectively. The overall $2,099 million favorable change from year-end 2023 was primarily due to (i) a $1,658 million decrease in commercial paper borrowings resulting from refinancing a portion of our short-term borrowings into long-term debt with the issuance of senior notes in 2024; (ii) a $400 million decrease in long-term debt maturing in the next twelve months; and (iii) a $113 million increase in restricted deposits primarily associated with our derivative collateral requirements, partially offset by a $111 million net unfavorable change in our accounts receivables and payables. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalent balances as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

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

The following table represents our debt ratings as of December 31, 2024.

Rating agency	Short-term rating	Long-term rating	Outlook
Standard and Poor’s(a)	A-2	BBB	Stable
Moody’s Investor Services	Prime-2	Baa2	Stable
Fitch Ratings, Inc.	F2	BBB	Stable
(a)On February 12, 2025, Standard and Poor’s upgraded our outlook to positive.

Long-term Financing

Our equity consists of Class P common stock with a par value of $0.01 per share. We do not expect to need to access the equity capital markets to fund our discretionary capital investments for the foreseeable future. See also “—Dividends and Stock Buy-back Program” below for additional discussion related to our dividends and stock buy-back program.

From time to time, we issue long-term debt securities, often referred to as senior notes.  Our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium.  In addition, from time to time, our subsidiaries issue long-term debt securities. We and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein each party guarantees each other party’s debt. See “—Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries.” As of December 31, 2024 and 2023, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $29,779 million and $27,880 million, respectively.

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

Our capital expenditures for the year ended December 31, 2024, and the amount we expect to spend for 2025 to sustain our assets and expand our business are as follows:

	2024	Expected 2025
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$1,009	$938
Expansion capital expenditures	1,708	2,182
Accrued capital expenditures, contractor retainage and other	(88)	—
Capital expenditures	$2,629	$3,120
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$189	$184
Investments in unconsolidated joint ventures(b)	178	166
Less: Consolidated joint venture partners’ sustaining capital expenditures	(10)	(10)
Less: Consolidated joint venture partners’ expansion capital expenditures	(24)	(8)
Less: Insurance reimbursement related to a sustaining capital expenditure	(23)	—
Acquisition	60	—
Accrued capital expenditures, contractor retainage and other	88	—
Total capital investments	$3,087	$3,452
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	2024	Expected 2025
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$1,009	$938
Sustaining capital expenditures of unconsolidated joint ventures(a)	189	184
Less: Consolidated joint venture partners’ sustaining capital expenditures	(10)	(10)
Less: Insurance reimbursement related to a sustaining capital expenditure	(23)	—
Total sustaining capital investments	1,165	1,112
Expansion capital investments
Capital expenditures for property, plant and equipment	1,708	2,182
Investments in unconsolidated joint ventures(b)	178	166
Less: Consolidated joint venture partners’ expansion capital expenditures	(24)	(8)
Acquisition	60	—
Total expansion capital investments	1,922	2,340
Total capital investments	$3,087	$3,452
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Impact of Regulation

The trend toward increasingly stringent regulations creates uncertainty regarding our capital and operating expenditure requirements over the longer term. For example, the EPA’s final rule known as the “Good Neighbor Plan” (the Plan) became effective on August 4, 2023. As a precursor to the Plan, the EPA disapproved state implementation plans, or SIPs, submitted under the interstate transport (Good Neighbor) provisions of the Clean Air Act for the 2015 Ozone NAAQS. The Plan, which imposes prescriptive emission standards for several sectors, including natural gas pipelines, covers 23 states; however, 12 states were awarded stays pending their respective appeals of the EPA’s disapproval of their SIPs.

Multiple legal challenges to the Plan have been filed, including by us. See Note 17, “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements. We believe that the Plan is deeply flawed and that numerous and substantial bases for challenging the Plan exist, as evidenced by the U.S. Supreme Court ruling on June 27, 2024, staying enforcement of the Plan pending a decision by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) on its pending review of the Plan and any subsequent appeal to the Supreme Court. In reaching its decision, the Supreme Court found that the parties challenging the Plan are likely to prevail on their argument that the Plan was not reasonably explained, that the EPA failed to supply a satisfactory explanation for its action, and that the EPA ignored an important aspect of the problem it was attempting to solve by promulgating the Plan. The EPA has no legal basis to enforce the Plan in any state while the Supreme Court stay remains in place. In addition, the stays of underlying SIP disapprovals also serve to prevent enforcement of the Plan in those states. The D.C. Circuit returned the consolidated cases to its active docket on January 13, 2025; however, on February 6, 2025, the EPA filed a motion asking the court to hold the cases in abeyance for 60 days to allow the Trump Administration time to familiarize themselves with the Plan, receive briefing from the EPA about the cases and the Plan, and decide what action on the Plan, if any, is necessary.

The Plan would require installation of more stringent air pollution controls on hundreds of existing internal combustion engines used by our Natural Gas Pipelines business segment. If the Plan ultimately were to take effect in its current form (including full compliance by a revised compliance deadline (originally May 1, 2026) accounting for the stays, and assuming failure of all challenges to SIP disapprovals and the Plan), we currently estimate that it would have a material impact on us, including estimated costs necessary to comply with the Plan ranging from $1.5 billion to $1.8 billion (including costs for joint ventures that we operate, net to our interests in such joint ventures), potential shortages of equipment resulting in our inability to comply with the Plan, and operational disruptions. Given the extensive pending litigation, and more recently, the change in U.S. presidential administrations and EPA’s filing with the U.S. Court of Appeals for the District of Columbia Circuit on February 6, 2025, impacts of the Plan are difficult to predict. The outcomes of these numerous lawsuits may significantly decrease or delay our exposure. In addition, we would seek to mitigate the impacts and to recover expenditures through adjustments to our rates on our regulated assets where available.

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

Contractual Obligations and Commercial Commitments

The table below provides a summary of our material cash requirements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$31,788	$2,009	$1,974	$3,648	$24,157
Interest payments(b)	21,051	1,670	3,219	2,949	13,213
Lease obligations(c)	326	72	84	48	122
Pension and OPEB plans(d)	311	64	29	26	192
Transportation, volume and storage agreements(e)	622	164	224	110	124
Other obligations(f)	254	56	64	32	102
Total	$54,352	$4,035	$5,594	$6,813	$37,910
Other commercial commitments:
Standby letters of credit(g)	$132	$83	$49
Capital expenditures(h)	$809	$691	$115	$3
(a)See Note 8 “Debt” to our consolidated financial statements.
(b)Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2024.
(c)Represents commitments pursuant to the terms of operating lease agreements as of December 31, 2024.
(d)Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and OPEB plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected pension contributions in 2025 and estimated benefit payments for underfunded plans in all years.
(e)Primarily represents transportation agreements of $277 million, storage agreements for capacity of $230 million and NGL volume agreements of $68 million.
(f)Primarily includes (i) rights-of-way obligations; and (ii) environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These environmental liabilities are included within “Other current liabilities” and “Other long-term liabilities and deferred credits” in our consolidated balance sheet as of December 31, 2024.
(g)The $132 million in letters of credit outstanding as of December 31, 2024 consisted of the following (i) $51 million under six letters of credit for insurance purposes; (ii) a $46 million letter of credit supporting our International Marine Terminals Partnership Plaquemines Bond; and (iii) a combined $35 million in thirty-two letters of credit supporting environmental and other obligations of us and our subsidiaries.
(h)Represents commitments for the purchase of plant, property and equipment as of December 31, 2024.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2024 and 2023.

	Year Ended December 31,
	2024	2023	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating Activities	$5,635	$6,491	$(856)
Investing Activities	(2,629)	(4,175)	1,546
Financing Activities	(2,887)	(3,014)	127
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(1)	—	(1)
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$118	$(698)	$816

Operating Activities
$856 million less cash provided by operating activities in the comparable years of 2024 and 2023 is explained by the following discussion.
•an $843 million decrease in cash related to a prepayment received of certain fixed reservation charges under long-term transportation and terminaling contracts in 2023. See Note 14 “Revenue Recognition” to our consolidated financial statements for further information regarding this prepayment; and
•a $359 million decrease in cash associated with net changes in working capital items and other non-current assets and liabilities, excluding the customer prepayment discussed above. The decrease was primarily driven by (i) the decrease in the weighted-average cost of gas in underground storage inventory in 2023; and (ii) a decrease in cash margin deposits posted by our counterparties as collateral; partially offset by
•a $346 million increase in cash after adjusting the $234 million increase in net income by the combined effects of the period-to-period net changes in non-cash items. See “—Results of Operations” for a discussion of items impacting net income.

Investing Activities

$1,546 million less cash used in investing activities in the comparable years of 2024 and 2023 is explained by the following discussion.
•a $1,780 million decrease in expenditures for the acquisition of assets and investments, net of cash acquired, primarily driven by $1,829 million of net cash used for the acquisition of STX Midstream in 2023. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding this acquisition; and
•a $91 million decrease in cash used for contributions to equity investees driven primarily by lower contributions to PHP and Greenholly Gathering Pipeline LLC, partially offset by higher contributions to SNG in the 2024 period compared to the 2023 period; partially offset by
•a $312 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment.

Financing Activities

$127 million less cash used in financing activities in the comparable years of 2024 and 2023 is explained by the following discussion.
•a $515 million decrease in cash used for share repurchases under our share buy-back program; partially offset by
•a $363 million net increase in cash used related to debt activity as a result of net debt reduction in 2024 compared to net issuances in 2023.

Dividends and Stock Buy-back Program

The table below reflects the declaration of dividends of $1.15 per share for 2024:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2024	$0.2875	April 17, 2024	April 30, 2024	May 15, 2024
June 30, 2024	0.2875	July 17, 2024	July 31, 2024	August 15, 2024
September 30, 2024	0.2875	October 16, 2024	October 31, 2024	November 15, 2024
December 31, 2024	0.2875	January 22, 2025	February 3, 2025	February 18, 2025

We expect to continue to return additional value to our shareholders in 2025 through our previously announced dividend increase. We plan to increase our dividend by 2% to $1.17 per common share in 2025. We have a board-approved share buy-back program that authorizes share repurchase of up to $3 billion that began in December 2017. Since December 2017, in total, we have repurchased approximately 86 million shares of our Class P common stock under the program at an average price of $17.09 per share for $1,472 million, leaving a remaining capacity of approximately $1.5 billion. For information on our stock buy-back program, see Note 10 “Stockholders’ Equity” to our consolidated financial statements.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.11 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of December 31, 2024.”

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

Excluding fair value adjustments, as of December 31, 2024 and 2023, the Obligated Group had $31,052 million and $31,167 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

	December 31,
Summarized Combined Balance Sheet Information	2024	2023
	(In millions)
Current assets	$2,216	$2,246
Current assets - affiliates	735	760
Noncurrent assets	63,267	62,877
Noncurrent assets - affiliates	813	903
Total Assets	$67,031	$66,786

Current liabilities	$4,737	$6,907
Current liabilities - affiliates	758	734
Noncurrent liabilities	34,052	31,681
Noncurrent liabilities - affiliates	1,561	1,306
Total Liabilities	41,108	40,628
Kinder Morgan, Inc.’s stockholders’ equity	25,923	26,158
Total Liabilities and Stockholders’ Equity	$67,031	$66,786

Summarized Combined Income Statement Information	Year Ended December 31, 2024
(In millions)
Revenues	$13,678
Operating income	3,827
Net income	2,131

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

Energy Commodity Market Risk

We enter into certain energy commodity derivative contracts in order to reduce risks encountered in the ordinary course of business associated with unfavorable changes in the market price of crude oil, natural gas and NGL. The derivative contracts that we use include exchange-traded and OTC commodity financial instruments, including, but not limited to, futures and options contracts, fixed price swaps and basis swaps. We may categorize such use of energy commodity derivative contracts as cash flow hedges because the derivative contract is used to hedge the anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain.

Our hedging strategy involves entering into a financial position intended to offset our physical position, or anticipated position, in order to minimize the risk of financial loss from an adverse price change. For example, as sellers of crude oil, natural gas and NGL, we often enter into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our crude oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby in whole or in part offsetting any change in prices, either positive or negative. Using derivative contracts for this purpose helps provide increased certainty with regard to operating cash flows, which helps us to undertake further capital improvement projects, attain budget results and meet dividend targets.

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

	As of December 31,
Commodity derivative	2024	2023
	(In millions)
Crude oil	$120	$127
Natural gas	76	28
NGL	4	4
Total	$200	$159

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

Interest Rate Risk

In order to maintain a cost effective capital structure, it is our policy to borrow funds using a mix of fixed-rate debt and variable-rate debt. Fixed-to-variable interest rate swap agreements are entered into for the purpose of converting a portion of the underlying cash flows related to long-term fixed-rate debt securities into variable-rate debt in order to achieve our desired mix of fixed and variable-rate debt. Variable-to-fixed interest rate swap agreements are entered into primarily for the purpose of managing our exposure to changes in interest rates on our debt balances that are subject to variable interest rates and adjusting, on a short-term basis, our mix of fixed-rate debt and variable-rate debt based on changes in market conditions. The market risk inherent in our debt instruments and positions is the potential change arising from increases or decreases in interest rates as discussed below.

For fixed-rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable-rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Generally, there is not an obligation to prepay fixed-rate debt prior to maturity and, as a result, changes in fair value should not have a significant impact on the fixed-rate debt. We are generally subject to interest rate risk upon refinancing maturing debt. Below are our debt balances, including debt fair value adjustments, and sensitivity to interest rates:

	December 31, 2024		December 31, 2023
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Fixed rate debt(b)	$31,519	$30,423	$30,063	$29,317

Variable rate debt	$371	$371	$2,053	$2,053
Notional principal amount of variable-to-fixed interest rate swap agreements	(1,500)		—
Notional principal amount of fixed-to-variable interest rate swap agreements	4,750		6,200
Debt balances subject to variable interest rates(c)	$3,621		$8,253
(a)Fair values were determined using Level 2 inputs.
(b)A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2024 and 2023, would result in changes of approximately $1,416 million and $1,889 million, respectively, in the estimated fair values of these instruments.
(c)A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 58 basis points in both 2024 and 2023) when applied to our outstanding balance of variable rate debt as of December 31, 2024 and 2023, including adjustments for the notional swap amounts described in the table above, would result in changes of approximately $21 million and $48 million, respectively.

We monitor our mix of fixed-rate and variable-rate debt obligations in light of changing market conditions, and we may alter that mix from time to time by, for example, refinancing outstanding balances of variable rate debt with fixed rate debt (or vice versa) or by entering into interest rate swap agreements or other interest rate hedging agreements. As of December 31, 2024, including debt converted to variable rates through the use of interest rate swaps but excluding our debt fair value adjustments, approximately 11% of our debt balances were subject to variable interest rates.

For more information on our interest rate risk management and on our interest rate swap agreements, see Note 13 “Risk Management” to our consolidated financial statements.

Foreign Currency Risk

As of December 31, 2024, we had a notional principal amount of $543 million of cross-currency swap agreements that effectively convert all of our fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates. These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

KINDER MORGAN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $20.1 billion as of December 31, 2024, of which $20.0 billion relates to the Natural Gas Pipelines Regulated, Natural Gas Pipelines Non-Regulated, CO2, Products Pipelines, Products Pipelines Terminals, and Terminals reporting units (collectively, “the reporting units”). Management evaluates goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. Management estimated the fair value of the reporting units based on a market approach utilizing forecasted earnings before interest, income taxes, depreciation, depletion and amortization expenses, including amortization of excess cost of equity investments (EBITDA), and the enterprise value to estimated EBITDA multiples of comparable companies for each reporting unit.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2025

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Services	$8,916	$8,371	$8,145
Commodity sales	5,957	6,786	10,897
Other	227	177	158
Total Revenues	15,100	15,334	19,200
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	4,337	4,938	9,255
Operations and maintenance	2,972	2,807	2,655
Depreciation, depletion and amortization	2,354	2,250	2,186
General and administrative	712	668	637
Taxes, other than income taxes	433	421	441
Other income, net	(92)	(13)	(39)
Total Operating Costs, Expenses and Other	10,716	11,071	15,135
Operating Income	4,384	4,263	4,065
Other Income (Expense)
Earnings from equity investments	890	838	803
Amortization of excess cost of equity investments	(50)	(66)	(75)
Interest, net	(1,844)	(1,797)	(1,513)
Other, net	27	(37)	55
Total Other Expense	(977)	(1,062)	(730)
Income Before Income Taxes	3,407	3,201	3,335
Income Tax Expense	(687)	(715)	(710)
Net Income	2,720	2,486	2,625
Net Income Attributable to Noncontrolling Interests	(107)	(95)	(77)
Net Income Attributable to Kinder Morgan, Inc.	$2,613	$2,391	$2,548
Class P Common Stock
Basic and Diluted Earnings Per Share	$1.17	$1.06	$1.12
Basic and Diluted Weighted Average Shares Outstanding	2,220	2,234	2,258

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$2,720	$2,486	$2,625
Other comprehensive income, net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $8, $(47), and $92, respectively)	(29)	155	(312)
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(12), $12, and $(95), respectively)	40	(35)	320
Benefit plan adjustments (net of taxes of $(33), $(20), and $(1), respectively)	111	65	1
Total other comprehensive income	122	185	9
Comprehensive income	2,842	2,671	2,634
Comprehensive income attributable to noncontrolling interests	(107)	(95)	(77)
Comprehensive income attributable to KMI	$2,735	$2,576	$2,557

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$88	$83
Restricted deposits	126	13
Accounts receivable	1,506	1,588
Inventories	555	525
Other current assets	246	333
Total current assets	2,521	2,542
Property, plant and equipment, net	38,013	37,297
Investments	7,845	7,874
Goodwill	20,084	20,121
Other intangibles, net	1,760	1,957
Deferred charges and other assets	1,184	1,229
Total Assets	$71,407	$71,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$2,009	$4,049
Accounts payable	1,395	1,366
Accrued interest	543	513
Accrued taxes	276	272
Other current liabilities	878	1,021
Total current liabilities	5,101	7,221
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,779	27,880
Debt fair value adjustments	102	187
Total long-term debt	29,881	28,067
Deferred income taxes	2,070	1,388
Other long-term liabilities and deferred credits	2,488	2,615
Total long-term liabilities and deferred credits	34,439	32,070
Total Liabilities	39,540	39,291

Commitments and contingencies (Notes 8, 12, 16 and 17)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,221,647,775 and 2,219,729,644 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,237	41,190
Accumulated deficit	(10,633)	(10,689)
Accumulated other comprehensive loss	(95)	(217)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,531	30,306
Noncontrolling interests	1,336	1,423
Total Stockholders’ Equity	31,867	31,729
Total Liabilities and Stockholders’ Equity	$71,407	$71,020

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2024	2023	2022
Cash Flows From Operating Activities
Net income	$2,720	$2,486	$2,625
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	2,354	2,250	2,186
Deferred income taxes	647	710	692
Amortization of excess cost of equity investments	50	66	75
Change in fair value of derivative contracts	72	(126)	56
Gain on divestitures, net	(74)	(15)	(32)
Earnings from equity investments	(890)	(838)	(803)
Distributions of equity investment earnings	823	755	725
Pension contributions net of noncash pension benefit expenses	9	77	(50)
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable	52	301	(220)
Inventories	(12)	188	(183)
Other current assets	(46)	108	(51)
Accounts payable	(5)	(201)	161
Accrued interest, net of interest rate swaps	43	(13)	50
Accrued taxes	5	2	(5)
Other current liabilities	(52)	(60)	11
Change in deferred revenues (Note 14)	(58)	870	(24)
Rate reparations, refunds and other litigation reserve adjustments	24	(19)	(190)
Other, net	(27)	(50)	(56)
Net Cash Provided by Operating Activities	5,635	6,491	4,967
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired (Note 3)	(62)	(1,842)	(487)
Capital expenditures	(2,629)	(2,317)	(1,621)
Contributions to investments	(121)	(212)	(229)
Distributions from equity investments in excess of cumulative earnings	177	228	156
Other, net	6	(32)	6
Net Cash Used in Investing Activities	(2,629)	(4,175)	(2,175)
Cash Flows From Financing Activities
Issuances of debt	10,441	7,590	9,058
Payments of debt	(10,557)	(7,356)	(9,735)
Debt issue costs	(33)	(20)	(25)
Dividends (Note 10)	(2,557)	(2,529)	(2,504)
Repurchases of shares (Note 10)	(7)	(522)	(368)
Proceeds from sale of noncontrolling interests (Note 3)	—	—	557
Contributions from noncontrolling interests	—	3	2
Distributions to noncontrolling interests	(154)	(151)	(116)
Other, net	(20)	(29)	(14)
Net Cash Used in Financing Activities	(2,887)	(3,014)	(3,145)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Deposits	(1)	—	—
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	118	(698)	(353)
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794	1,147
Cash, Cash Equivalents and Restricted Deposits, end of period	$214	$96	$794

KINDER MORGAN, INC. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2024	2023	2022
Cash and Cash Equivalents, beginning of period	$83	$745	$1,140
Restricted Deposits, beginning of period	13	49	7
Cash, Cash Equivalents and Restricted Deposits, beginning of period	96	794	1,147
Cash and Cash Equivalents, end of period	88	83	745
Restricted Deposits, end of period	126	13	49
Cash, Cash Equivalents and Restricted Deposits, end of period	214	96	794
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Deposits	$118	$(698)	$(353)

Noncash Investing and Financing Activities
Net increase in property, plant and equipment from both accruals and contractor retainage	$50	$120	$72
ROU assets and operating lease obligations recognized (Note 16)	36	56	22
Assets contributed to equity investment	—	16	—
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,816	1,844	1,460
Cash paid during the period for income taxes, net	33	11	13

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2021	2,267	$23	$41,806	$(10,595)	$(411)	$30,823	$1,098	$31,921
Impact of adoption of ASU 2020-06 (Note 10)			(11)			(11)		(11)
Balance at January 1, 2022	2,267	23	41,795	(10,595)	(411)	30,812	1,098	31,910
Repurchases of shares	(21)	(1)	(367)			(368)		(368)
EP Trust I Preferred security conversions			1			1		1
Restricted shares	2		54			54		54
Net income				2,548		2,548	77	2,625
Dividends				(2,504)		(2,504)		(2,504)
Distributions						—	(116)	(116)
Contributions						—	2	2
Impact of change in ownership interest in subsidiary			190			190	311	501
Other comprehensive income					9	9		9
Balance at December 31, 2022	2,248	22	41,673	(10,551)	(402)	30,742	1,372	32,114
Repurchases of shares	(32)		(522)			(522)		(522)
Restricted shares	4		44			44		44
Net income				2,391		2,391	95	2,486
Dividends				(2,529)		(2,529)		(2,529)
Distributions						—	(151)	(151)
Contributions						—	3	3
Acquisition (Note 3)						—	104	104
Other			(5)			(5)		(5)
Other comprehensive income					185	185		185
Balance at December 31, 2023	2,220	22	41,190	(10,689)	(217)	30,306	1,423	31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares	3		54			54		54
Net income				2,613		2,613	107	2,720
Dividends				(2,557)		(2,557)		(2,557)
Distributions				—		—	(154)	(154)
Acquisition adjustment (Note 3)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive income					122	122		122
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Our allowance for credit losses as of both December 31, 2024 and 2023 were immaterial and is included in “Other current assets” in our accompanying consolidated balance sheets.

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
•Gains or losses on land sales and FERC-approved operating unit sales are recorded in operating costs, expenses and other.

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

The following table summarizes changes in the asset retirement obligations included in our accompanying consolidated balance sheets:

	December 31,
	2024	2023
	(In millions)
Balance at beginning of period	$231	$204
Accretion expense	13	12
Divestitures (Note 3)	(33)	—
Acquisitions (Note 3)	43	12
New obligations	10	10
Settlements	(16)	(7)
Balance at end of period(a)	$248	$231
(a)Balances at December 31, 2024 and 2023 include $2 million and $3 million, respectively, included within “Other current liabilities” on our accompanying consolidated balance sheets.

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

We evaluate goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period.  For purposes of our May 31, 2024 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures. Generally, the evaluation of goodwill for impairment involves a quantitative test, although under certain circumstances an initial qualitative evaluation may be sufficient to conclude that goodwill is not impaired without conducting the quantitative test.

A large portion of our goodwill is non-deductible for tax purposes, and as such, to the extent there are impairments, all or a portion of the impairment may not result in a corresponding tax benefit.

Refer to Note 7 for further information.

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

The following tables summarize our other intangible assets as of December 31, 2024 and 2023 and our amortization expense for the years ended December 31, 2024, 2023 and 2022:

	December 31,
	2024	2023
	(In millions)
Gross	$3,543	$3,543
Accumulated amortization	(1,783)	(1,586)
Net carrying amount	$1,760	$1,957

	December 31,
	2024	2023	2022
	(In millions)
Amortization expense	$197	$202	$253

Our estimated amortization expense for our intangible assets for each of the next five fiscal years is:

	2025	2026	2027	2028	2029
	(In millions)
Estimated amortization expenses	$193	$191	$191	$190	$189

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

Our customer services contracts are primarily for transportation service, storage service, gathering and processing service, and terminaling, as described below. Generally, for the majority of these contracts (i) our promise is to transfer (or stand ready to transfer) a series of distinct integrated services over a period of time, which is a single performance obligation; (ii) the transaction price includes fixed and/or variable consideration, which amount is determinable at contract inception and/or at each month end based on our right to invoice at month end for the value of services provided to the customer that month; and (iii) the transaction price is recognized as revenue over the service period specified in the contract (which can be a day, including each day in a series of promised daily services, a month, a year, or other time increment, including a deficiency makeup period) as the services are rendered using a time-based (passage of time) or units-based (units of service transferred) output method for measuring the transfer of control of the services and satisfaction of our performance obligation over the service period, based on the nature of the promised service (e.g., firm or non-firm) and the terms and conditions of the contract.

Firm Services

Firm services (also called uninterruptible services) are services that are promised to always be available to the customer during the period(s) covered by the contract, with limited exceptions. Our firm service contracts are typically structured with take-or-pay or minimum volume provisions, which specify minimum service quantities a customer will pay for even if it chooses not to receive or use them in the specified service period (referred to as “deficiency quantities”). For take-or-pay contracts, we recognize the take-or-pay amount as revenue ratably over the service period based on the passage of time as our performance obligation is to make the service, or a part of the service (e.g., reservation), continuously available over such period. For contracts with minimum volume provisions, we recognize the portion of the transaction price associated with the minimum provision as each service period expires and, as a result, our performance obligation is satisfied.

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

Contract Balances

Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. We recognize contract assets in those instances where billing occurs subsequent to revenue recognition, and our right to invoice the customer is conditioned on something other than the passage of time. Our contract assets are substantially related to breakage revenue associated with our firm service contracts with minimum volume commitment payment obligations where the customer cannot or will not make up deficiency quantities in the specified service period and contracts where we apply revenue levelization (i.e., contracts with fixed rates per volume that increase over the life of the contract for which we record revenue ratably per unit over the life of the contract based on our performance obligations that are generally unchanged over the life of the contract). Our contract liabilities are substantially related to (i) capital improvements paid for in advance by certain customers generally in our non-regulated businesses, which we subsequently recognize as revenue on a straight-line basis over the initial term of the related customer contracts; (ii) consideration received from customers for temporary deficiency quantities under minimum volume contracts that we expect will be made up in a future period, which we subsequently recognize as revenue when the customer makes up the volumes or the likelihood that the customer will exercise its right for deficiency volumes becomes remote (e.g., there is insufficient capacity to make up the volumes, the deficiency makeup period expires); and (iii) contracts with fixed rates per volume that decrease over the life of the contract where we apply revenue levelization for amounts received for our future performance obligations. We reassess amounts recorded as contract assets or liabilities upon contract modification.

Refer to Note 14 for further information.

Costs of Sales

Costs of sales primarily includes the cost to purchase energy commodities sold, including natural gas, crude oil, NGL and other refined petroleum products, adjusted for the effects of our energy commodity hedging activities, as applicable. Costs of our crude oil, gas and CO2 producing activities, such as those in our CO2 business segment, are not accounted for as costs of sales.

Operations and Maintenance

Operations and maintenance includes costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our crude oil, gas and

CO2 producing activities included within operations and maintenance totaled $402 million, $393 million and $367 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Leases

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment including rail cars and large trucks, tanks, office equipment and land. Our leases have remaining lease terms of one to 46 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception or upon modification. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Refer to Note 16 for further information.

Share-based Compensation

We recognize compensation expense ratably over the vesting period of the restricted stock award based on the grant-date fair value, which is determined based on the market price of our Class P common stock on the grant date, less estimated forfeitures. Forfeiture rates are estimated based on historical forfeitures under our equity award plans. Upon vesting, the restricted stock award will be settled in unrestricted shares of our Class P common stock.

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

The following table summarizes our regulatory asset and liability balances as of December 31, 2024 and 2023:

	December 31,
	2024	2023
	(In millions)
Current regulatory assets	$25	$26
Non-current regulatory assets	231	214
Total regulatory assets(a)	$256	$240

Current regulatory liabilities	$35	$45
Non-current regulatory liabilities	197	188
Total regulatory liabilities(b)	$232	$233
(a)Regulatory assets as of December 31, 2024 include (i) $90 million of unamortized losses on disposal of assets; (ii) $41 million income tax gross up on equity AFUDC; and (iii) $125 million of other assets, including amounts related to fuel tracker arrangements. Approximately $162 million of the regulatory assets, with a weighted average remaining recovery period of 8 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes; therefore, it does not earn a return.
(b)Regulatory liabilities as of December 31, 2024 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $118 million of the $197 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 11 years, while the remaining $79 million is not subject to a defined period.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Net Income Available to Stockholders	$2,613	$2,391	$2,548
Participating securities:
Less: Net Income Allocated to Restricted stock awards(a)	(15)	(14)	(13)
Net Income Allocated to Common Stockholders	$2,598	$2,377	$2,535

Basic Weighted Average Shares Outstanding	2,220	2,234	2,258
Basic Earnings Per Share	$1.17	$1.06	$1.12
(a)As of December 31, 2024, there were approximately 13 million restricted stock awards outstanding.

The following maximum number of potential common stock equivalents are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Year Ended December 31,
	2024	2023	2022
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13
Convertible trust preferred securities	3	3	3

3.	Acquisitions and Divestitures

Acquisitions

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

Our allocation of the purchase price for acquisitions completed during the years ended December 31, 2024, 2023 and 2022 are detailed below:

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	North McElroy Unit	$61	$1	$102	$—	$—	$(42)	$—	$—
(2)	STX Midstream	1,829	25	1,199	549	(6)	—	(66)	128
(3)	Diamond M	13	—	25	—	—	(12)	—	—
(4)	North American Natural Resources	132	2	5	64	—	—	—	61
(5)	Mas Ranger, LLC	358	9	31	320	(2)	—	—	—

(1) North McElroy Unit Acquisition

On June 10, 2024, we completed the acquisition of AVAD Energy Partners’ interest in North McElroy Unit, which is an existing waterflood located in Crane County, Texas for a purchase price of $61 million. The acquired long-term liabilities consist of asset retirement obligations. The acquired assets are included in our CO2 business segment.

(2) STX Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,829 million, including purchase price adjustments for working capital. Other long-term assets includes $357 million related to customer relationships with weighted average amortization period of 15 years and $192 million related to a 50% equity investment interest in Dos Caminos, LLC. The acquisition included a 90% interest in NET Mexico Pipeline LLC. During the year ended December 31, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $10 million, resulting in a net $28 million decrease to goodwill. The goodwill consists primarily of synergies expected from the business combination and $124 million of the goodwill recorded is expected to be tax deductible. The acquired assets are included in our Natural Gas business segment.

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

(3) Diamond M Acquisition

On June 1, 2023, we completed the acquisition of the Diamond M Field from Parallel Petroleum LLC for a purchase price of $13 million, including purchase price adjustments for working capital. During the year ended December 31, 2024, we acquired an additional working interest from Collins Permian LP for a purchase price of $3 million, net of an immaterial asset retirement obligation assumed. These acquired assets, which are adjacent to our SACROC field, are included in our CO2 business segment.

(4) North American Natural Resources Acquisition

On August 11, 2022, we completed the acquisition of seven landfill assets with the purchase of North American Natural Resources, Inc. and, its sister companies, North American Biofuels, LLC and North American-Central, LLC (NANR) consisting of GTE facilities in Michigan and Kentucky for $132 million, including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation consists of intangibles related to gas rights and customer contracts with a weighted average amortization period of approximately 13 years. The goodwill associated with this acquisition is tax deductible. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our Energy Transition Ventures group within our CO2 business segment. During November 2023, the seller exercised its option to repurchase one of the landfill assets for an insignificant amount.

(5) Mas Ranger Acquisition

On July 19, 2022, we completed an acquisition of three landfill assets with the purchase of Mas Ranger, LLC and its subsidiaries from Mas CanAm, LLC, comprising an RNG facility in Arlington, Texas and medium Btu facilities in Shreveport, Louisiana and Victoria, Texas for $358 million including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation reflects an intangible related to a customer contract with an amortization period of approximately 17 years. The acquired assets align with our strategy to invest in low-carbon energy and are included as part of our Energy Transition Ventures group within our CO2 business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1 of each year preceding each transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Subsequent Event

On January 13, 2025, we announced that we had entered into an agreement to purchase a natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC for a cash payment of $640 million. The acquisition includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets. Subject to customary closing conditions and regulatory approval, this transaction is expected to close in the first quarter of 2025.

Divestitures

CO2 Divestiture

In June 2024, we divested our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC Unit. In addition to the leasehold interest, we received $18 million of cash proceeds from this divestiture, net of working capital adjustments, which is reported as an investing activity within “Other, net” on our accompanying consolidated statement of cash flows, and recorded a gain of $40 million, which is reported within “Other income, net” on our accompanying consolidated statement of income and includes the effect of a $33 million reduction in our asset retirement obligations that were transferred to the buyer. The assets were included in our CO2 business segment.

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

The following table shows the carrying amount and classification of ELC’s assets and liabilities in our consolidated balance sheets:

	December 31,
	2024	2023
	(In millions)
Assets
Current assets	$47	$46
Property, plant and equipment, net	1,129	1,162
Deferred charges and other assets	6	5
Liabilities
Current liabilities	$18	$15
Other long-term liabilities and deferred credits	49	25

We receive distributions from ELC, indirectly, through our interest in SLC, but otherwise, the assets of ELC cannot be used to settle our obligations. ELC’s creditors have no recourse against our general credit and the obligations of ELC may only be settled using the assets of ELC. ELC does not guarantee our debt or other similar commitments.

4.	Income Taxes

The components of “Income Before Income Taxes” are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
U.S.	$3,402	$3,192	$3,318
Foreign	5	9	17
Total Income Before Income Taxes	$3,407	$3,201	$3,335

Components of the income tax provision applicable for federal, foreign and state taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current tax expense
Federal	$11	$—	$—
State	26	5	14
Foreign	3	—	4
Total	40	5	18
Deferred tax expense
Federal	602	619	642
State	45	91	50
Total	647	710	692
Total tax provision	$687	$715	$710

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2024		2023		2022
	(In millions, except percentages)
Federal income tax	$716	21.0%	$672	21.0%	$700	21.0%
Increase (decrease) as a result of:
State income tax, net of federal benefit	71	2.1%	64	2.0%	69	2.0%
Dividend received deduction	(34)	(1.0)%	(34)	(1.1)%	(36)	(1.1)%
General business credit(a)	(42)	(1.2)%	(1)	—%	—	—%
Other	(24)	(0.7)%	14	0.4%	(23)	(0.7)%
Total	$687	20.2%	$715	22.3%	$710	21.2%
(a)Recognition of investment tax credits generated by biogas projects.

Deferred tax assets and liabilities result from the following:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets
Employee benefits	$81	$114
Net operating loss carryforwards	1,416	2,024
Tax credit carryforwards	312	300
Interest expense limitation	372	266
Other	179	181
Valuation allowances	(64)	(77)
Total deferred tax assets	2,296	2,808
Deferred tax liabilities
Property, plant and equipment	217	215
Investments(a)	4,124	3,951
Other	25	30
Total deferred tax liabilities	4,366	4,196
Net deferred tax liability	$(2,070)	$(1,388)
(a)Amounts as of December 31, 2024 and 2023 are primarily associated with KMI’s investment in KMP.

Deferred Tax Assets and Valuation Allowances

A reconciliation of our valuation allowances for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
(In millions)
Balance at beginning of period	$77
Addition for state NOL	4
State rate changes	(10)
Currency fluctuation	(7)
Balance at end of period	$64

The following table provides details related to our deferred tax assets and valuation allowances as of December 31, 2024:

	Unused Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
	(In millions)
Net Operating Loss
U.S. federal net operating loss	$5,707	$1,198	$—	Indefinite
State losses	4,560	194	(40)	2024 - 2044
Foreign losses	70	24	(24)	Indefinite
Tax Credits
General business credits	312	312	—	2036 - 2044

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

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Balance at beginning of period	$18	$23	$21
Reductions based on statute expirations	(3)	(5)	(5)
Audit settlement	—	(1)	—
Additions to state reserves for prior years	4	1	7
Balance at end of period	$19	$18	$23

Amounts which, if recognized, would affect the effective tax rate	$19

In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will increase by $3 million during the next year, primarily due to additions for state filing positions taken in prior years, offset by releases from statute expirations.

The following table summarizes information of our open tax years:

Jurisdiction	Open Tax Year
U.S.	2020 - 2024
Various states	2012 - 2024
Foreign	2020 - 2024

5.  Property, Plant and Equipment, net

As of December 31, 2024 and 2023, our property, plant and equipment, net consisted of the following:

	Straight-Line Estimated Useful Life	Composite Depreciation Rates	December 31,
			2024	2023
	(Years)	(%)	(In millions)
Interstate Natural Gas FERC-Regulated
Pipelines (Natural gas)		1.09-6.67	$12,376	$12,019
Equipment (Natural gas)		1.09-6.67	9,488	9,190
Other(a)		0.00-33	1,143	1,169
Accumulated depreciation, depletion and amortization			(10,712)	(10,301)
Depreciable assets			12,295	12,077
Land			51	53
Construction work in process			568	394
Total interstate natural gas FERC-regulated			12,914	12,524

Other
Pipelines (Natural gas, liquids, refined products, crude oil and CO2)	5-40	0.09-33.33	8,933	9,631
Equipment (Natural gas, liquids, refined products, crude oil, CO2 and terminals)	5-40	0.09-33.33	20,243	19,974
Other(a)	3-10	0.00-33.33	5,587	5,493
Accumulated depreciation, depletion and amortization			(11,470)	(11,774)
Depreciable assets			23,293	23,324
Land			786	798
Construction work in process			1,020	651
Total other			25,099	24,773

Property, plant and equipment, net			$38,013	$37,297
(a)Includes general plant, general structures and buildings, land rights-of-way, computer and communication equipment, intangibles, vessels, transmix products, linefill, and miscellaneous property, plant and equipment.

Depreciation, depletion and amortization expense for property, plant and equipment was $2,127 million, $2,020 million and $1,905 million for the years ended December 31, 2024, 2023 and 2022, respectively.

6.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. The following table provides details on our investments as of December 31, 2024 and 2023 and our earnings (loss) from these respective investments for the years ended December 31, 2024, 2023 and 2022:

	Ownership Interest	Equity Investments		Earnings (Loss) from Equity Investments
	December 31,	December 31,		Year Ended December 31,
	2024	2024	2023	2024	2023	2022
		(In millions)
Citrus Corporation	50%	$1,794	$1,789	$134	$143	$145
SNG	50%	1,734	1,668	145	140	145
PHP	27.74%	736	763	91	70	70
NGPL Holdings(a)	37.5%	618	623	117	121	111
GCX	34%	566	566	91	93	91
Products (SE) Pipe Line Corporation	51.17%	371	369	72	65	51
MEP	50%	320	342	63	87	10
Utopia Holding LLC	50%	318	322	24	22	20
EagleHawk	25%	266	273	26	18	13
Gulf LNG Holdings Group, LLC	50%	240	275	26	25	24
Dos Caminos, LLC	50%	188	192	16	—	—
Red Cedar Gathering Company	49%	168	155	7	15	17
Cortez Pipeline Company	52.98%	30	30	27	25	30
Double Eagle(b)	50%	8	14	(6)	(42)	18
All others		488	493	57	56	58
Total investments		$7,845	$7,874	$890	$838	$803
Amortization of excess cost				$(50)	$(66)	$(75)
(a)Our investment in NPGL Holdings includes a related party promissory note receivable from NGPL Holdings with quarterly interest payments at 6.75%. The outstanding principal amount of our related party promissory note receivable at both December 31, 2024 and 2023 was $375 million. For the each of the years ended December 31, 2024, 2023 and 2022, we recognized $25 million of interest within “Earnings from equity investments” on our accompanying consolidated statements of income.
(b)Loss for the year ended December 31, 2023 includes $67 million of our share of a pre-tax non-cash impairment charge. The impairment was driven by lower expected renewal rates on contracts that expired in the second half of 2023.

Summarized combined financial information for our equity investments is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2024	2023	2022
	(In millions)
Revenues	$6,607	$6,249	$6,234
Costs and expenses	4,541	4,262	4,309
Net income	$2,066	$1,987	$1,925

	December 31,
Balance Sheet	2024	2023
	(In millions)
Current assets	$1,355	$1,922
Non-current assets	24,465	24,337
Current liabilities	2,223	1,558
Non-current liabilities	9,181	10,108
Partners’/owners’ equity	14,416	14,593

7.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2024 and 2023 are summarized by segment as follows:

	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Total
	(In millions)
Gross goodwill	$20,832	$2,796	$1,481	$1,642	$26,751
Accumulated impairment losses	(4,240)	(1,267)	(679)	(600)	(6,786)
December 31, 2022	16,592	1,529	802	1,042	19,965
Acquisition of STX Midstream	156	—	—	—	156
December 31, 2023	16,748	1,529	802	1,042	20,121
Acquisition(a)	(28)	—	—	—	(28)
Divestitures(b)	—	—	—	(9)	(9)
December 31, 2024	16,720	1,529	802	1,033	20,084

Gross goodwill	20,960	2,796	1,481	1,633	26,870
Accumulated impairment losses	(4,240)	(1,267)	(679)	(600)	(6,786)
December 31, 2024	$16,720	$1,529	$802	$1,033	$20,084
(a)Reflects adjustment to purchase price allocation related to the December 2023 STX Midstream acquisition.
(b)Associated with our CO2 business segment assets that were divested in June 2024.

Results of our May 31, 2024 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded carrying value (by at least 10%). We did not identify any triggers requiring further impairment analysis during the remainder of the year.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. For all reporting units other than the Energy Transition Ventures reporting unit within our CO2 business segment, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For the Energy Transition Ventures reporting unit, which had a goodwill balance of $114 million as of December 31, 2024, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values and discount rates.

Changes to any one or a combination of these factors would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

8.  Debt

The following table provides detail on the principal amount of our outstanding debt balances:

	December 31,
	2024	2023
	(In millions)
Credit facility and commercial paper borrowings(a)	$331	$1,989
Corporate senior notes(b)
4.15%, due February 2024	—	650
4.30%, due May 2024	—	600
4.25%, due September 2024	—	650
4.30%, due June 2025	1,500	1,500
1.75%, due November 2026	500	500
6.70%, due February 2027	7	7
2.25%, due March 2027(c)	518	552
6.67%, due November 2027	7	7

	December 31,
	2024	2023
4.30%, due March 2028	1,250	1,250
7.25%, due March 2028	32	32
6.95%, due June 2028	31	31
5.00%, due February 2029	1,250	—
5.10% due August 2029	500	—
8.05%, due October 2030	234	234
2.00%, due February 2031	750	750
7.40%, due March 2031	300	300
7.80%, due August 2031	537	537
7.75%, due January 2032	1,005	1,005
7.75%, due March 2032	300	300
4.80%, due February 2033	750	750
5.20%, due June 2033	1,500	1,500
7.30%, due August 2033	500	500
5.40%, due February 2034	1,000	—
5.30%, due December 2034	750	750
5.80%, due March 2035	500	500
7.75%, due October 2035	1	1
6.40%, due January 2036	36	36
6.50%, due February 2037	400	400
7.42%, due February 2037	47	47
6.95%, due January 2038	1,175	1,175
6.50%, due September 2039	600	600
6.55%, due September 2040	400	400
7.50%, due November 2040	375	375
6.375%, due March 2041	600	600
5.625%, due September 2041	375	375
5.00%, due August 2042	625	625
4.70%, due November 2042	475	475
5.00%, due March 2043	700	700
5.50%, due March 2044	750	750
5.40%, due September 2044	550	550
5.55%, due June 2045	1,750	1,750
5.05%, due February 2046	800	800
5.20%, due March 2048	750	750
3.25%, due August 2050	500	500
3.60%, due February 2051	1,050	1,050
5.45%, due August 2052	750	750
5.95% due August 2054	750	—
7.45%, due March 2098	26	26
TGP senior notes(b)
7.00%, due March 2027	300	300
7.00%, due October 2028	400	400
2.90%, due March 2030	1,000	1,000
8.375%, due June 2032	240	240
7.625%, due April 2037	300	300
EPNG senior notes(b)
7.50%, due November 2026	200	200
3.50%, due February 2032	300	300
8.375%, due June 2032	300	300
CIG senior notes(b)
4.15%, due August 2026	375	375
6.85%, due June 2037	100	100
EPC Building, LLC, promissory note, 3.967%, due January 2023 through December 2035	310	330
Trust I Preferred Securities, 4.75%, due March 2028(d)	221	221
Other miscellaneous debt(e)	205	234
Total debt – KMI and Subsidiaries	31,788	31,929
Less: Current portion of debt	2,009	4,049
Total long-term debt – KMI and Subsidiaries(f)	$29,779	$27,880

(a)Weighted average interest rates on borrowings at December 31, 2024 and 2023 were 4.60% and 5.68%, respectively.
(b)Notes provide for the redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make whole premium and are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
(c)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the December 31, 2024 exchange rate of 1.0354 U.S. dollars per Euro and at the December 31, 2023 exchange rate of 1.1039 U.S. dollars per Euro. As of December 31, 2024 and 2023, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in a decrease of $25 million and an increase of $9 million, respectively. As of December 31, 2024, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(d)Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2024, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75% and carry a liquidation value of $50 per security plus accrued and unpaid distributions. The Trust I Preferred Securities outstanding as of December 31, 2024 are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; and (ii) $25.18 in cash without interest. We have the right to redeem these Trust I Preferred Securities at any time.
(e)Includes finance lease obligations with monthly installments. The lease terms expire between 2026 and 2070.
(f)Excludes our “Debt fair value adjustments” which, as of December 31, 2024 and 2023, increased our combined debt balances by $102 million and $187 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see “—Debt Fair Value Adjustments” below.

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

Current Portion of Debt
The following table details the components of our “Current portion of debt” reported on our consolidated balance sheets:

	December 31,
	2024	2023
	(In millions)
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes	331	1,989
Current portion of senior notes
4.15%, due February 2024	—	650
4.30%, due May 2024	—	600
4.25%, due September 2024	—	650
4.30%, due June 2025	1,500	—
Trust I Preferred Securities, 4.75% due March 2028(a)	111	111
Current portion of other debt	67	49
Total current portion of debt	$2,009	$4,049
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

As of December 31, 2024, we had no borrowings outstanding under our credit facility, $331 million borrowings outstanding under our commercial paper program and $57 million in letters of credit. Our availability under our credit facility as of December 31, 2024 was approximately $3.1 billion. For the years ended December 31, 2024, 2023, and 2022, we were in compliance with all required covenants.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2024, are summarized as follows:

Year	Total
(In millions)
2025	$2,009
2026	1,102
2027	872
2028	1,867
2029	1,781
Thereafter	24,157
Total	$31,788

Debt Fair Value Adjustments

The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets:

	December 31,
	2024	2023
	(In millions)
Purchase accounting debt fair value adjustments	$385	$430
Carrying value adjustment to hedged debt	(241)	(236)
Unamortized portion of proceeds received from the early termination of interest rate swap agreements(a)	167	185
Unamortized debt discounts, net	(70)	(67)
Unamortized debt issuance costs	(139)	(125)
Total debt fair value adjustments	$102	$187
(a)As of December 31, 2024, the weighted-average amortization period of the unamortized premium from the termination of interest rate swaps was approximately 10 years.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below:

	December 31, 2024		December 31, 2023
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$31,890	$30,794	$32,116	$31,370
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $201 million and $207 million as of December 31, 2024 and 2023, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2024 and 2023.

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 5.83% during 2024 and 5.84% during 2023. Information on our interest rate swaps is contained in Note 13. For information about our contingent debt agreements, see Note 12 “Commitments and Contingent Liabilities—Contingent Debt”).

9.      Share-based Compensation and Employee Benefits

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

Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (Directors’ Plan).  The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board of directors (Board), generally annually, and that the compensation is payable in cash.  Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect annually to receive shares of Class P common stock.  During the year ended December 31, 2024, we made restricted Class P common stock grants to our non-employee directors of 17,940.

Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan

We also have a Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan (Long Term Incentive Plan).  The following table sets forth a summary of activity and related balances under our Long Term Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Outstanding at December 31, 2023	12,861	$17.41
Granted	4,273	20.27
Vested	(3,310)	17.48
Forfeited	(419)	17.52
Outstanding at December 31, 2024	13,405	$18.30

The following tables set forth additional information related to our Long Term Incentive Plan:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Weighted average grant date fair value per share	$20.27	$17.41	$17.31
Intrinsic value of awards vested during the year	70	93	47
Restricted stock awards expense(a)	64	63	60
Restricted stock awards capitalized(a)	10	10	9
(a)The above amounts represents total compensation costs and we allocate labor and benefit costs to joint ventures that we operate in accordance with our partnership agreements.

		December 31, 2024
Unrecognized restricted stock awards compensation costs, less estimated forfeitures (in millions)			$123
Weighted average remaining amortization period			2.08 years

Pension and Other Postretirement Benefit (OPEB) Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. A participant becomes fully vested in Company contributions after two years and may take a distribution upon termination of employment or retirement. The total cost for our savings plan was approximately $56 million, $53 million and $51 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2024 and 2023:

	Pension Benefits		OPEB
	2024	2023	2024	2023
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,902	$2,077	$177	$195
Service cost	52	55	1	1
Interest cost	91	107	8	10
Actuarial (gain) loss	(82)	14	8	(6)
Benefits paid	(154)	(132)	(26)	(25)
Participant contributions	—	—	1	1
Settlements	—	(219)	—	—
Other	—	—	—	1
Benefit obligation at end of period	1,809	1,902	169	177

Change in plan assets:
Fair value of plan assets at beginning of period	1,562	1,741	323	302
Actual return on plan assets	156	122	33	44
Employer contributions	50	50	—	—
Participant contributions	—	—	1	1
Benefits paid	(154)	(132)	(26)	(25)
Settlements	—	(219)	—	—
Other	—	—	—	1
Fair value of plan assets at end of period	1,614	1,562	331	323
Funded status - net (liability) asset at December 31,	$(195)	$(340)	$162	$146

Amounts recognized in the consolidated balance sheets:
Non-current benefit asset(a)	$—	$—	$278	$263
Current benefit liability	—	—	(14)	(14)
Non-current benefit liability	(195)	(340)	(102)	(103)
Funded status - net (liability) asset at December 31,	$(195)	$(340)	$162	$146

Amounts of pre-tax accumulated other comprehensive (loss) income recognized in the consolidated balance sheets:
Unrecognized net actuarial (loss) gain	$(230)	$(384)	$139	$149
Unrecognized prior service credit	—	—	2	3
Accumulated other comprehensive (loss) income	$(230)	$(384)	$141	$152

Information related to plans whose accumulated benefit obligations exceeded the fair value of plan assets:
Accumulated benefit obligation	$1,782	$1,870	$117	$119
Fair value of plan assets	1,614	1,562	2	2

(a)2024 and 2023 OPEB amounts include $59 million and $53 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

The 2024 net actuarial gain for the pension plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation as of December 31, 2024. The 2024 net actuarial loss for the OPEB plans was primarily due to changes in the claims cost and trend assumptions. The 2023 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2023. The 2023 net actuarial gain for the OPEB plans was primarily due to changes in the claims cost assumptions.

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

The allowable range for asset allocations in effect for our plans as of December 31, 2024, by asset category, are as follows:

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

•Plan assets with fair values that are based on the net asset value per share, or its equivalent (NAV), as a practical expedient to measure fair value, as reported by the issuers are determined based on the fair value of the underlying securities as of the valuation date and include common/collective trust funds, private investment funds, real estate, limited partnerships and short-term investment funds. The plan assets measured at NAV are not categorized within the fair value hierarchy described above but are separately identified in the following tables.

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2024 and 2023:

	Pension Assets
	2024			2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$—	$—	$—	$32	$32
Equities(a)	203	—	203	143	—	143
Fixed income securities	—	380	380	—	410	410
Subtotal	$203	$380	583	$143	$442	585
Measured at NAV
Common/collective trusts(b)			1,002			976
Private limited partnerships(c)			—			1
Short-term investment funds			29			—
Subtotal			1,031			977
Total plan assets fair value			$1,614			$1,562
(a)Plan assets include $167 and $107 of KMI Class P common stock for 2024 and 2023, respectively.
(b)Common/collective trust funds were invested in approximately 66% equities, 22% fixed income securities and 12% real estate in 2024 and 64% equities, 23% fixed income securities and 13% real estate in 2023.
(c)Includes assets invested in real estate, venture and buyout funds.

	OPEB Assets
	2024			2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$3	$3	$—	$5	$5
Measured at NAV
Common/collective trusts(a)			328			318
Total plan assets fair value			$331			$323
(a)Common/collective trust funds were invested in approximately 62% equities and 38% fixed income securities for both 2024 and 2023.

Employer Contributions and Expected Payment of Future Benefits. As of December 31, 2024, we expect the following cash flows under our plans:

	Pension Benefits	OPEB
	(In millions)
Contributions expected in 2025	$50	$—

Benefit payments expected in:
2025	$189	$23
2026	189	22
2027	184	20
2028	179	19
2029	175	17
2030 - 2034	767	67

Actuarial Assumptions and Sensitivity Analysis. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation as of December 31, 2024 and 2023 and net benefit costs of our pension and OPEB plans for 2024, 2023 and 2022:

			Pension Benefits		OPEB
			2024	2023	2024	2023
Assumptions related to benefit obligations:
Discount rate			5.58%	5.13%	5.44%	5.08%
Rate of compensation increase			3.50%	3.50%	n/a	n/a
Interest crediting rate			3.78%	3.85%	n/a	n/a

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
Assumptions related to benefit costs:
Discount rate	5.13%	5.41%	2.74%	5.08%	5.38%	2.56%
Expected return on plan assets	7.00%	7.00%	6.50%	6.00%	6.00%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	3.85%	3.50%	3.01%	n/a	n/a	n/a

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

Actuarial estimates for our OPEB plans assume an annual increase in the per capita cost of covered health care benefits. The initial annual rate of increase is 8.03% which gradually decreases to 4.00% by the year 2050.

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2024	2023	2022	2024	2023	2022
	(In millions)
Components of net benefit cost (credit):
Service cost	$52	$55	$55	$1	$1	$1
Interest cost	91	107	57	8	10	5
Expected return on assets	(106)	(117)	(142)	(14)	(13)	(17)
Amortization of prior service cost (credit)	—	1	1	(3)	(3)	(3)
Amortization of net actuarial loss (gain)	22	35	29	(17)	(16)	(18)
Settlement loss	—	46	—	—	—	—
Net benefit cost (credit)	59	127	—	(25)	(21)	(32)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss arising during period	(132)	10	(11)	(6)	(30)	24
Amortization or settlement recognition of net actuarial (loss) gain	(22)	(81)	(29)	16	16	17
Amortization of prior service (cost) credit	—	(1)	(1)	1	1	2
Total recognized in OCI(a)	(154)	(72)	(41)	11	(13)	43
Total recognized in net benefit cost (credit) and OCI	$(95)	$55	$(41)	$(14)	$(34)	$11
(a)Excludes $1 million and $4 million for the years ended December 31, 2024 and 2022, respectively, associated with other plans.

10.	Stockholders’ Equity

Class P Common Stock

We have a board-approved share buy-back program that authorizes share repurchases of up to $3 billion that began in December 2017. All shares we have repurchased are canceled and are no longer outstanding. Activity under the buy-back program is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share amounts)
Total value of shares repurchased	$7	$522	$368
Total number of shares repurchased(a)	1	32	21
Average repurchase price per share	$16.50	$16.56	$16.94
(a)For the year ended December 31, 2024, we repurchased less than 1 million of our shares.

Since December 2017, in total, we have repurchased 86 million of our shares under the program at an average price of $17.09 per share for $1,472 million, leaving capacity under the program of $1.5 billion.
On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares having an aggregate offering price of up to $5 billion from time to time during the term of this agreement. During the years ended December 31, 2024, 2023 and 2022 we did not issue any shares under this agreement.

Dividends

The following table provides information about our per share dividends:

	Year Ended December 31,
	2024	2023	2022
Per share cash dividend declared for the period	$1.15	$1.13	$1.11
Per share cash dividend paid in the period	1.1450	1.1250	1.1025

On January 22, 2025, our Board declared a cash dividend of $0.2875 per share for the quarterly period ended December 31, 2024, which is payable on February 18, 2025 to shareholders of record as of the close of business on February 3, 2025.

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

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive loss
	(In millions)
Balance at December 31, 2021	$(172)	$(239)	$(411)
Other comprehensive (loss) gain before reclassifications	(312)	1	(311)
Losses reclassified from accumulated other comprehensive loss	320	—	320
Net current-period change in accumulated other comprehensive loss	8	1	9
Balance at December 31, 2022	(164)	(238)	(402)
Other comprehensive gain before reclassifications	155	65	220
Gains reclassified from accumulated other comprehensive loss	(35)	—	(35)
Net current-period change in accumulated other comprehensive loss	120	65	185
Balance at December 31, 2023	(44)	(173)	(217)
Other comprehensive (loss) gain before reclassifications	(29)	111	82
Losses reclassified from accumulated other comprehensive loss	40	—	40
Net current-period change in accumulated other comprehensive loss	11	111	122
Balance at December 31, 2024	$(33)	$(62)	$(95)

11.  Related Party Transactions

Affiliate Balances and Activities

In the course of our normal operations, we provide services to and obtain services from affiliates which consist of (i) unconsolidated affiliates in which we hold an investment accounted for under the equity method of accounting (see Note 6 for additional information related to these investments); and (ii) external partners of our joint ventures we consolidate.

The following tables summarize our affiliate balance sheet balances and income statement activity, other than amounts reported within our “Investments” balances and “Earnings from equity investments” activity:

	December 31,
	2024	2023
	(In millions)
Balance sheet location
Accounts receivable	$48	$45
Other current assets	1	2
	$49	$47

Current portion of debt	$5	$5
Accounts payable	21	16
Other current liabilities	8	3
Long-term debt	132	137
Other long-term liabilities and deferred credits	60	54
	$226	$215

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Income statement location
Revenues	$346	$172	$172
Operating Costs, Expenses and Other
Costs of sales	$145	$132	$134
Other operating expenses	69	57	50

12.  Commitments and Contingent Liabilities

Rights-Of-Way

Our rights-of-way obligations primarily consist of non-lease agreements that existed at the time of Topic 842, Leases, adoption, at which time we elected a practical expedient which allowed us to continue our historical treatment. Our future minimum rental commitments related to our rights-of-way obligations were $66 million as of December 31, 2024.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2024 and 2023, our contingent debt obligations totaled $149 million and $154 million, respectively. These amounts represent our proportional share of the debt obligations of one equity investee, Cortez Pipeline Company (Cortez). Under such guarantees we are severally liable for our percentage ownership share of Cortez’s debt in the event of its non-performance. The contingent debt obligations balances as of December 31, 2024 and 2023 each included $120 million for 100% guaranteed debt obligations for a subsidiary of Cortez.

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

See Note 17 for a description of matters that we have identified as contingencies requiring accrual of liabilities and/or disclosure, including any such matters arising under guarantee or indemnification agreements.

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

Energy Commodity Price Risk Management

As of December 31, 2024, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.8)	MMBbl
Natural gas fixed price	(64.8)	Bcf
Natural gas basis	(36.7)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.0)	MMBbl
Crude oil basis	(0.2)	MMBbl
Natural gas fixed price	(7.0)	Bcf
Natural gas basis	(66.2)	Bcf
NGL fixed price	(1.3)	MMBbl
As of December 31, 2024, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of December 31, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$4,750	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	$1,500	Mark-to-Market	December 2025
(a)The principal amount of hedged senior notes consisted of $1,500 million included in “Current portion of debt” and $3,250 million included in “Long-term debt” on our accompanying consolidated balance sheet.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of December 31, 2024:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	December 31,		December 31,
	2024	2023	2024	2023
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$10	$77	$(46)	$(75)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	9	12	(8)	(29)
Subtotal	19	89	(54)	(104)
Interest rate contracts
Other current assets/(Other current liabilities)	1	—	(51)	(120)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	19	37	(203)	(158)
Subtotal	20	37	(254)	(278)
Foreign currency contracts
Other current assets/(Other current liabilities)	—	—	(3)	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	—	(26)	(2)
Subtotal	—	—	(29)	(4)
Total	39	126	(337)	(386)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	14	49	(35)	(8)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	3	(15)	(1)
Subtotal	15	52	(50)	(9)
Interest rate contracts
Other current assets/(Other current liabilities)	4	—	—	—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	—	(2)	—
Subtotal	8	—	(2)	—
Total	23	52	(52)	(9)
Total derivatives	$62	$178	$(389)	$(395)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(a)	Net amount
	(In millions)
As of December 31, 2024
Energy commodity derivative contracts(b)	$6	$29	$—	$35	$(19)	$—	$16
Interest rate contracts	—	27	—	27	—	—	27
As of December 31, 2023
Energy commodity derivative contracts(b)	$65	$75	$—	$140	$(16)	$—	$124
Interest rate contracts	—	38	—	38	—	—	38

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(a)	Net amount
	(In millions)
As of December 31, 2024
Energy commodity derivative contracts(b)	$(17)	$(89)	$—	$(106)	$19	$52	$(35)
Interest rate contracts	—	(254)	—	(254)	—	—	(254)
Foreign currency contracts	—	(29)	—	(29)	—	—	(29)
As of December 31, 2023
Energy commodity derivative contracts(b)	(17)	(96)	—	(113)	16	(85)	(182)
Interest rate contracts	—	(278)	—	(278)	—	—	(278)
Foreign currency contracts	—	(4)	—	(4)	—	—	(4)
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2024	2023	2022
		(In millions)
Interest rate contracts	Interest, net	$(3)	$138	$(738)

Hedged fixed rate debt(a)	Interest, net	$5	$(132)	$743
(a)As of December 31, 2024, the cumulative amount of fair value hedging adjustments to our hedged fixed rate debt was a decrease of $241 million included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Year Ended				Year Ended
	December 31,				December 31,
	2024	2023	2022		2024	2023	2022
	(In millions)				(In millions)
Energy commodity derivative contracts	$(26)	$182	$(338)	Revenues—Commodity sales	$7	$103	$(491)
				Costs of sales	(29)	(73)	144
Interest rate contracts	13	(10)	7	Interest, net	4	—	—
Foreign currency contracts	(24)	30	(73)	Other, net	(34)	17	(68)
Total	$(37)	$202	$(404)	Total	$(52)	$47	$(415)
(a)We expect to reclassify an approximately $37 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of December 31, 2024 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.
(b)During the year ended December 31, 2022, we recognized gains of $121 million associated with a write-down of hedged inventory. All other amounts reclassified were the result of the hedged forecasted transactions actually affecting earnings (i.e., when the forecasted sales and purchases actually occurred).

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Year Ended December 31,
		2024	2023	2022
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$20	$75	$137
	Costs of sales	(89)	100	(190)
	Earnings from equity investments	—	2	(11)
Interest rate contracts	Interest, net	3	1	(10)
Total(a)		$(66)	$178	$(74)
(a)The years ended December 31, 2024, 2023 and 2022 include approximate gains (losses) of $8 million, $58 million and $(11) million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts.  As of December 31, 2024 and 2023, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2024, we had cash margins of $104 million posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheet. As of December 31, 2023, we had cash margins of $63 million posted by our counterparties with us as collateral and reported within “Other current liabilities” on our accompanying consolidated balance sheets. The cash margin balance at December 31, 2024 represents the initial margin requirements of $52 million, and variation margin requirements of $52 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating.  As of December 31, 2024, based on our current mark-to- market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $25 million of additional collateral.

14.  Revenue Recognition

Nature of Revenue by Segment

Natural Gas Pipelines Segment

We provide various types of natural gas transportation and storage services, natural gas and NGL sales contracts, and various types of gathering and processing services for producers, including receiving, compressing, transporting and re-delivering quantities of natural gas and/or NGL made available to us by producers to a specified delivery location.

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

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Year Ended December 31, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,893	$220	$846	$2	$(4)	$4,957
Fee-based services	1,044	1,059	460	41	(7)	2,597
Total services	4,937	1,279	1,306	43	(11)	7,554
Commodity sales
Natural gas sales	2,303	—	—	43	(6)	2,340
Product sales	965	1,444	50	1,031	(4)	3,486
Other sales	20	—	—	85	(2)	103
Total commodity sales	3,288	1,444	50	1,159	(12)	5,929
Total revenues from contracts with customers	8,225	2,723	1,356	1,202	(23)	13,483
Other revenues(c)
Leasing services(d)	459	209	666	66	—	1,400
Derivatives adjustments on commodity sales	113	(1)	—	(85)	—	27
Other	145	24	—	21	—	190
Total other revenues	717	232	666	2	—	1,617
Total revenues	$8,942	$2,955	$2,022	$1,204	$(23)	$15,100

	Year Ended December 31, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,543	$171	$819	$1	$3	$4,537
Fee-based services	1,008	1,036	427	40	(9)	2,502
Total services	4,551	1,207	1,246	41	(6)	7,039
Commodity sales
Natural gas sales	2,631	—	—	43	(8)	2,666
Product sales	1,110	1,635	33	1,114	(8)	3,884
Other sales	20	—	—	42	(4)	58
Total commodity sales	3,761	1,635	33	1,199	(20)	6,608
Total revenues from contracts with customers	8,312	2,842	1,279	1,240	(26)	13,647
Other revenues(c)
Leasing services(d)	475	200	638	55	—	1,368
Derivatives adjustments on commodity sales	285	—	—	(107)	—	178
Other	96	24	—	21	—	141
Total other revenues	856	224	638	(31)	—	1,687
Total revenues	$9,168	$3,066	$1,917	$1,209	$(26)	$15,334

	Year Ended December 31, 2022
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$3,547	$207	$763	$1	$(3)	$4,515
Fee-based services	926	962	426	46	—	2,360
Total services	4,473	1,169	1,189	47	(3)	6,875
Commodity sales
Natural gas sales	6,198	—	—	82	(20)	6,260
Product sales	1,433	2,032	29	1,426	(7)	4,913
Other sales	68	—	—	12	—	80
Total commodity sales	7,699	2,032	29	1,520	(27)	11,253
Total revenues from contracts with customers	12,172	3,201	1,218	1,567	(30)	18,128
Other revenues(c)
Leasing services(d)	474	194	574	60	—	1,302
Derivatives adjustments on commodity sales	(26)	(3)	—	(325)	—	(354)
Other	66	26	—	32	—	124
Total other revenues	514	217	574	(233)	—	1,072
Total revenues	$12,686	$3,418	$1,792	$1,334	$(30)	$19,200
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
(c)Amounts recognized as revenue under guidance prescribed in Topics of the ASC other than in Topic 606 were primarily from leases and derivative contracts. See Note 13 for additional information related to our derivative contracts.
(d)Our revenues from leasing services are predominantly comprised of specific assets that we lease to customers under operating leases where one customer obtains substantially all of the economic benefit from the asset and has the right to direct the use of that asset. These leases primarily consist of specific tanks, treating facilities, marine vessels and gas equipment and pipelines with separate control locations. Our revenues derived from leases were not material. We do not lease assets that qualify as sales-type or finance leases.

Contract Balances

As of December 31, 2024 and 2023, our contract asset balances were $15 million and $34 million, respectively. Of the contract asset balance at December 31, 2023, $25 million was transferred to accounts receivable during the year ended December 31, 2024. As of December 31, 2024 and 2023, our contract liability balances were $377 million and $415 million, respectively. Of the contract liability balance at December 31, 2023, $97 million was recognized as revenue during the year ended December 31, 2024.

During the year ended December 31, 2023, we entered into an agreement with a customer to prepay certain fixed reservation charges under a long-term terminaling contract. We received $843 million in the fourth quarter of 2023 as part of this agreement. The prepayment, which relates to contracts expiring from 2035 to 2040, was discounted to present value at a rate that is attractive relative to our cost of issuing long-term debt. As of December 31, 2024 and 2023, we had lease contract liability balances of $587 million and $643 million, respectively, and contract liability balances of $187 million and $195 million, respectively, associated with this prepayment.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of December 31, 2024 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
2025	$5,038
2026	4,292
2027	3,541
2028	3,088
2029	2,725
Thereafter	15,956
Total	$34,640

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

15.  Reportable Segments

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

•Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. that store and handle various commodities including gasoline, diesel fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks; and (ii) Jones Act-qualified tankers;

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

Our reportable segments are strategic business units that offer different products and services, have different marketing strategies and are managed separately. The Company’s chief operating decision maker (CODM) is represented by the Office of the Chairman which consists of our Executive Chairman, Chief Executive Officer and President. Our CODM evaluates performance principally based on each reportable segment’s earnings before DD&A expenses including amortization of excess cost of equity investments (EBDA), which excludes general and administrative expenses and corporate charges, interest expense, net, and income tax expense.  The CODM uses budgeted Segment EBDA compared to actual results to evaluate performance and allocate certain resources for each segment.

We consider each period’s earnings before all non-cash DD&A expenses to be an important measure of business segment performance for our reporting segments.  We account for intersegment sales at market prices, while we account for asset transfers at book value.

During 2024, 2023 and 2022, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows:

	Year Ended December 31, 2024
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$8,930	$2,955	$2,013	$1,202	$—	$15,100
Intersegment revenues	12	—	9	2	(23)	—
Total revenues	8,942	2,955	2,022	1,204	(23)	15,100
Costs of sales	(2,837)	(1,394)	(42)	(82)
Labor	(322)	(128)	(273)	(50)
Fuel and power	(74)	(92)	(20)	(153)
Field - non-labor(a)	(854)	(193)	(558)	(241)
Taxes, other than income taxes	(269)	(43)	(53)	(60)
Earnings from equity investments	782	66	8	34
Other segment items(b)	59	2	15	40
Total Segment EBDA(c)	$5,427	$1,173	$1,099	$692		8,391
DD&A						(2,354)
Amortization of excess cost of equity investments						(50)
General and administrative and corporate charges						(736)
Interest, net						(1,844)
Income tax expense						(687)
Net income						$2,720

Other segment activity information:
DD&A	$1,105	$365	$508	$354	$22	$2,354
Capital expenditures	1,654	210	385	346	34	2,629
Segment balance sheet information:
Investments	7,252	387	132	74	—	7,845
Other intangibles, net	687	597	18	458	—	1,760
Total assets(d)	50,402	8,639	8,086	3,583	697	71,407

	Year Ended December 31, 2023
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$9,152	$3,066	$1,911	$1,205	$—	$15,334
Intersegment revenues	16	—	6	4	(26)	—
Total revenues	9,168	3,066	1,917	1,209	(26)	15,334
Costs of sales	(3,258)	(1,588)	(33)	(77)
Labor	(300)	(121)	(254)	(49)
Fuel and power	(79)	(88)	(19)	(137)
Field - non-labor(a)	(801)	(185)	(535)	(232)
Taxes, other than income taxes	(262)	(42)	(55)	(55)
Earnings from equity investments	776	23	9	30
Other segment items(b)	38	(3)	10	—
Total Segment EBDA(e)	$5,282	$1,062	$1,040	$689		8,073
DD&A						(2,250)
Amortization of excess cost of equity investments						(66)
General and administrative and corporate charges						(759)
Interest, net						(1,797)
Income tax expense						(715)
Net income						$2,486

Other segment activity information:
DD&A	$1,041	$367	$493	$325	$24	$2,250
Capital expenditures	1,299	221	406	355	36	2,317
Segment balance sheet information:
Investments	7,273	390	130	81	—	7,874
Other intangibles, net	742	687	26	502	—	1,957
Total assets(d)	49,883	8,781	8,235	3,497	624	71,020

	Year Ended December 31, 2022
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$12,659	$3,418	$1,789	$1,334	$—	$19,200
Intersegment revenues	27	—	3	—	(30)	—
Total revenues	12,686	3,418	1,792	1,334	(30)	19,200
Costs of sales	(7,171)	(1,972)	(26)	(109)
Labor	(282)	(99)	(239)	(41)
Fuel and power	(78)	(81)	(17)	(132)
Field - non-labor(a)	(763)	(194)	(518)	(207)
Taxes, other than income taxes	(268)	(45)	(53)	(65)
Earnings from equity investments	683	68	14	38
Other segment items(b)	(6)	12	22	1
Total Segment EBDA(f)	$4,801	$1,107	$975	$819		7,702
DD&A						(2,186)
Amortization of excess cost of equity investments						(75)
General and administrative and corporate charges						(593)
Interest, net						(1,513)
Income tax expense						(710)
Net income						$2,625

Other segment activity information:
DD&A	$1,096	$336	$458	$272	$24	$2,186
Capital expenditures	666	—	552	371	32	1,621
(a)Includes outside services, pipeline integrity maintenance, materials and supplies and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to gains and losses associated with divestitures, impairments and/or equity investments.
(c)Includes non-cash mark-to-market derivative hedge contract amounts of $(75) million and $(2) million for our Natural Gas Pipelines and CO2 business segments, respectively.
(d)Corporate segment includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as IT, telecommunications equipment and legacy activity) not allocated to our reportable segments.
(e)Includes non-cash mark-to-market derivative hedge contract amounts of $122 million, $1 million and $(4) million for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.
(f)Includes non-cash mark-to-market derivative hedge contract amounts of $(64) million and $11 million for our Natural Gas Pipelines and CO2 business segments, respectively.

We do not attribute interest and debt expense to any of our reportable business segments.

Following is geographic information regarding the revenues and long-lived assets of our business:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Revenues from external customers
U.S.	$15,057	$15,255	$19,036
Mexico and other foreign	43	79	164
Total consolidated revenues from external customers	$15,100	$15,334	$19,200

	December 31,
	2024	2023	2022
	(In millions)
Long-term assets, excluding goodwill and other intangibles
U.S.	$46,972	$46,328	$44,425
Mexico and other foreign	70	72	75
Canada	—	—	1
Total consolidated long-lived assets	$47,042	$46,400	$44,501

16.  Leases

Following are components of our lease cost:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Operating leases	$80	$71	$62
Short-term and variable leases	131	127	101
Total lease cost	$211	$198	$163

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except lease term and discount rate)
Operating cash flows from operating leases	$(170)	$(157)	$(132)
Investing cash flows from operating leases	(41)	(41)	(31)
ROU assets obtained in exchange for operating lease obligations, net of retirements	36	56	22
Amortization of ROU assets	68	58	50

Weighted average remaining lease term	8.15 years	8.72 years	9.8 years
Weighted average discount rate	4.84%	4.59%	4.26%

Amounts recognized in the accompanying consolidated balance sheets are as follows:

		December 31,
Lease Activity(a)	Balance sheet location	2024	2023
		(In millions)
ROU assets	Deferred charges and other assets	$253	$285
Short-term lease liability	Other current liabilities	60	55
Long-term lease liability	Other long-term liabilities and deferred credits	193	230
(a)We have immaterial financing leases recorded as of December 31, 2024 and 2023.

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2024 are as follows:

Year	Commitment
(In millions)
2025	$72
2026	48
2027	36
2028	25
2029	23
Thereafter	122
Total lease payments	326
Less: Interest	(73)
Present value of lease liabilities	$253

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease expense outlined in this disclosure.

17. Litigation and Environmental

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account established reserves and insurance, that the ultimate resolution of such items will not have a material adverse impact to our financial position, cash flows or operating results, unless otherwise indicated below. We believe we have numerous and substantial defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose the following contingencies where an adverse outcome may be material or, in the judgment of management, we conclude the matter should otherwise be disclosed.

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee against Eni S.p.A. after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations that were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC, a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. On September 24, 2024, the Appellate Division affirmed the entry of summary judgment in GLNG’s favor. On December 17, 2024, the Appellate Division denied Eni S.p.A.’s motion for reargument. On January 16, 2025, Eni S.p.A. filed a motion for leave to appeal to the Court of Appeals, which we will vigorously oppose.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed a lawsuit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. On October 24, 2022, the trial court granted our motion for summary judgment on all of Freeport’s claims. On November 21, 2022, Freeport filed a notice of appeal to the 14th Court of Appeals, where the matter remains pending. We believe we have numerous and substantial defenses and intend to continue to vigorously defend this case.

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits, and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. On July 25, 2024, the Court decided the parties’ respective cross-motions for summary judgment. The Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based upon the Court’s finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V because the Court found that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based upon its determination that the claim was moot given that the Court had allowed plaintiffs’ motion as to Counts IV and V. Neither the parties’ respective motions nor the Court’s decision addressed the extent of potential plan liabilities for past or future benefits or other potential damage or equitable relief associated with the claims. The Court instructed the parties to propose a schedule to determine the scope of potential remedies associated with the remaining claims or obtain a referral to mediation before the presiding Magistrate Judge. On October 8, 2024, the case was referred to the presiding Magistrate Judge for mediation that is scheduled to commence on March 11, 2025. We believe plaintiffs seek to recover early retirement benefits, monetary damages, or equitable relief in excess of $100 million. In the event a settlement cannot be achieved through the mediation process, we believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over several years.

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

General

As of December 31, 2024 and 2023, our total reserve for legal matters was $48 million and $23 million, respectively.

Environmental Matters

We and our subsidiaries are subject to environmental cleanup and enforcement actions from time to time. In particular, CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to local, state and federal laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal, CO2 field and oil field, and our other operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments could result in substantial costs and liabilities to us, such as increasingly stringent environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations. Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our financial position, cash flows or operating results.

We are currently involved in several governmental proceedings involving alleged violations of local, state and federal environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. These alleged violations may result in fines and penalties, but except as disclosed herein we do not believe any such fines and penalties will be material to our financial position, cash flows or operating results, individually or in the aggregate. We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under state or federal administrative orders or related remediation programs. We have established a reserve to address the costs associated with the remediation efforts.

In addition, we are involved with and have been identified as a potentially responsible party (PRP) in several federal and state Superfund sites. Environmental reserves have been established for those sites where our contribution is probable and reasonably estimable. Because costs associated with remedial plans are generally expected to be spread over at least several years, we do not anticipate that our share of the cost of remediation will have a material adverse impact to our financial position, cash flows or operating results. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, crude oil, NGL, natural gas or CO2, including natural resource damage (NRD) claims.

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated to be more than $2.8 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time, we anticipate the non-judicial allocation process will be complete by December 31, 2026. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. In August 2024, we reached an agreement to settle claims first made in January 2021 asserted by state and federal trustees following their natural resource assessment of the PHSS.

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a motion to Enter Consent Decree in the U.S. District Court. On December 18, 2024, the U.S. District Court entered the Consent Decree. On January 9, 2025, a Notice of Appeal was filed in the U.S. District Court indicating the Consent Decree is being appealed to the U.S. Court of Appeals for the Third Circuit.

Louisiana Governmental Coastal Zone Erosion Litigation

Beginning in 2013, several parishes in Louisiana and the City of New Orleans filed separate lawsuits in state district courts in Louisiana against a number of oil and gas companies, including TGP and SNG. The lawsuits allege that certain of the defendants’ oil and gas exploration, production and transportation operations were conducted in violation of the State and Local Coastal Resources Management Act of 1978, as amended (SLCRMA) and that those operations caused substantial damage to the coastal waters of Louisiana and nearby lands. Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. There are more than 40 of these cases pending in Louisiana against oil and gas companies, one of which is against TGP and one of which is against SNG, both described further below.

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed a petition in the state district court for Plaquemines Parish against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana. The case has been stayed pending the resolution of federal question jurisdictional issues in separate, consolidated cases to which TGP is not a party: The Parish of Plaquemines, et al. vs. Chevron USA, Inc. et al. consolidated with The Parish of Cameron, et al. v. BP America Production Company, et al. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

On March 29, 2019, the City of New Orleans (Orleans) filed a petition in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated the SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans seeks, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. In April 2019, the case was removed to the U.S. District Court for the Eastern District of Louisiana. On February 28, 2024, the U.S. District Court entered partial Final Judgment dismissing a co-defendant and stayed the case pending an appeal by Orleans to the U.S. Court of Appeals for the Fifth Circuit. On January 23, 2025, the U.S. Court of Appeals for the Fifth Circuit affirmed the U.S. District Court’s judgment, thereby retaining jurisdiction and dismissing a co-defendant on the basis that SLCRMA does not apply to a co-defendant’s pipeline constructed prior to the regulation’s effective date. Considering this ruling and that SNG’s pipelines were constructed prior to the regulation’s effective date, SNG intends to seek to be dismissed from this suit on the same basis through subsequent motion practice. We intend to vigorously defend this case.

General

As of December 31, 2024 and 2023, we have accrued a total reserve for environmental liabilities in the amount of $188 million and $199 million, respectively. In addition, as of December 31, 2024 and 2023, we had receivables of $10 million and $11 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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

On August 5, 2024, the EPA filed a Motion for Partial Voluntary Remand asking the U.S. Court of Appeals for an opportunity to cure the deficiency in the record identified by the Supreme Court. On September 12, 2024, the U.S. Court of Appeals granted EPA’s motion, remanded the record to permit EPA to further respond to comments, and ordered the case be held in abeyance. On December 10, 2024, the EPA published the Notice on Remand of the Record in the Federal Register. On January 13, 2025, the U.S. Court of Appeals ordered the case be returned to its active docket for further proceedings. On February 6, 2025, the EPA filed a Motion to Hold Consolidated Cases in Abeyance asking the U.S. Court of Appeals to hold the case in abeyance for 60 days to allow the Trump Administration time to familiarize themselves with the Plan, receive briefing from the EPA about the case and the Plan, and decide what action on the Plan, if any, is necessary.

The EPA has no legal basis to enforce the Plan while the Supreme Court stay remains in place. If the Plan ultimately were to take effect in its current form (including full compliance by a revised compliance deadline accounting for the stays, and assuming failure of all challenges to state implementation plan disapprovals and to the Plan), we anticipate that it would have a material adverse impact on us. Due to the extensive pending litigation, impacts of the Plan are difficult to predict. Should the Plan take effect, we would seek to mitigate the impacts, and to recover expenditures through adjustments to our rates on our regulated assets where available.

18.	Recent Accounting Pronouncements

Accounting Standards Updates

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

ASU No. 2024-03

On November 4, 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40).” This ASU improves financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning after December 15, 2027, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025.

We have a securities trading policy governing the purchase, sale and other dispositions of KMI securities by directors, officers, employees, and by us. We believe that our securities trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our securities trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2025.

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

(3)Exhibits

Exhibit Number	Description
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed May 16, 2023 (File No. 001-35081)).

3.2	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K, filed January 28, 2025 (File No. 001-35081)).

4.1	Form of certificate representing Class P common stock of KMI (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773)).

4.2	Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

4.3	Amendment No. 1 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.3 to KMI’s Current Report on Form 8-K filed on May 30, 2012 (File No. 001-35081)).

4.4	Amendment No. 2 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.1 to KMI’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-35081)).

4.5
Indenture dated as of December 9, 2005, among Kinder Morgan Finance Company LLC (formerly Kinder Morgan Finance Company, ULC), Kinder Morgan Kansas, Inc. and Wachovia Bank, National Association, as Trustee (filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446)).

4.6
Forms of Kinder Morgan Finance Company LLC Senior Notes (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Kansas, Inc.’s Current Report on Form 8-K filed on December 15, 2005 (File No. 1-06446)).

4.7
Indenture dated January 2, 2001 between Kinder Morgan Energy Partners, L.P. and First Union National Bank, as trustee, relating to Senior Debt Securities (including form of Senior Debt Securities) (filed as Exhibit 4.11 to Kinder Morgan Energy Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11234)).

4.8
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.40% Senior Notes due March 15, 2031 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234)).

4.9
Specimen of 7.40% Senior Notes due March 15, 2031 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Current Report on Form 8-K filed on March 14, 2001 (File No. 1-11234)).

4.10
Certificate of the Vice President and Chief Financial Officer of Kinder Morgan Energy Partners, L.P. establishing the terms of the 7.750% Senior Notes due March 15, 2032 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234)).

4.11
Specimen of 7.750% Senior Notes due March 15, 2032 in book-entry form (filed as Exhibit 4.3 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (File No. 1-11234)).

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

4.14
Form of 7.30% Senior Notes due 2033 (included in the Indenture filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Registration Statement on Form S-4 filed on October 4, 2002 (File No. 333-100346)).

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

4.17
Certificate of the Vice President, Treasurer and Chief Financial Officer and the Vice President, General Counsel and Secretary of Kinder Morgan Management, LLC and Kinder Morgan G.P., Inc., on behalf of Kinder Morgan Energy Partners, L.P. establishing the terms of the 5.80% Senior Notes due March 15, 2035 (filed as Exhibit 4.1 to Kinder Morgan Energy Partners, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 1-11234)).

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

4.31
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of KMI establishing the terms of the 2.00% Senior Notes due February 15, 2031 and the 3.25% Senior Notes due August 1, 2050 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (File No. 001-35081)).

4.32
Certificate of the Vice President and Chief Financial Officer, and Vice President, Investor Relations and Treasurer of KMI establishing the terms of the 3.60% Senior Notes due February 15, 2051 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (File No. 001-35081)).

4.33
Certificate of the Vice President and Chief Financial Officer and the Vice President and Treasurer of KMI establishing the terms of the 1.750% Senior Notes due 2026 (filed as Exhibit 4.35 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-35081)).

4.34
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 4.800% Senior Notes due 2033 and the 5.450% Senior Notes due 2052 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (File No. 001-35081)).

4.35
Certificate of the Vice President and Treasurer and Vice President and Chief Financial Officer of Kinder Morgan, Inc. establishing the terms of the 5.200% Senior Notes due 2033 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (File No. 001-35081)).

4.36
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.000% Senior Notes due 2029 and the 5.400% Senior Notes due 2034 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (File No. 001-35081)).

4.37
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.100% Senior Notes due 2029 and the 5.950% Senior Notes due 2054 ((filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-35081)).

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

4.39
Description of Capital Stock of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.39 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35081)).

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

10.10
First Amendment dated December 15, 2022 to Revolving Credit Agreement dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.12 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 8, 2023 (File 001-35081)).

10.11	Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2024.

19.1	KMI Securities Trading Policy.

21.1	Subsidiaries of KMI.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy Relating to Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2023 filed February 20, 2024 (File 001-35081)).

101	Interactive data files (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16.  Form 10-K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC. Registrant

/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer
Date:	February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 13, 2025
David P. Michels

/s/ KIMBERLY A. DANG	Chief Executive Officer (principal executive officer); Director	February 13, 2025
Kimberly A. Dang

/s/ RICHARD D. KINDER	Executive Chairman	February 13, 2025
Richard D. Kinder

/s/ AMY W. CHRONIS	Director	February 13, 2025
Amy W. Chronis

/s/ TED A. GARDNER	Director	February 13, 2025
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 13, 2025
Anthony W. Hall, Jr.

/s/ STEVEN J. KEAN	Director	February 13, 2025
Steven J. Kean

/s/ DEBORAH A. MACDONALD	Director	February 13, 2025
Deborah A. Macdonald

/s/ MICHAEL C. MORGAN	Director	February 13, 2025
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 13, 2025
Arthur C. Reichstetter

/s/ C. PARK SHAPER	Director	February 13, 2025
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 13, 2025
William A. Smith

/s/ ROBERT F. VAGT	Director	February 13, 2025
Robert F. Vagt