Form 10-Q
period 2025-03-31
KINDER MORGAN, INC.
filed 2025-04-18
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 16, 2025, the registrant had 2,222,068,746 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	LLC	=	limited liability company
Bbl	=	barrels	MBbl	=	thousand barrels
BBtu	=	billion British Thermal Units	MMBbl	=	million barrels
Bcf	=	billion cubic feet	MMtons	=	million tons
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NGL	=	natural gas liquids
			NYMEX	=	New York Mercantile Exchange
CO2	=	carbon dioxide or our CO2 business segment	OTC	=	over-the-counter
DD&A	=	depreciation, depletion and amortization	RIN	=	Renewable Identification Number
EPA	=	U.S. Environmental Protection Agency	RNG	=	Renewable natural gas
FASB	=	Financial Accounting Standards Board	ROU	=	Right-of-Use
GAAP	=	U.S. Generally Accepted Accounting Principles	U.S.	=	United States of America
IT	=	Information Technology	WTI	=	West Texas Intermediate

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate revenues, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: long-term demand for our assets and services, our business strategy, expected financial results, dividends, sustaining and discretionary/expansion capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including expected completion timing and benefits of those projects.

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; the impact of changes in trade policies and tariffs; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A. “Risk Factors” in this report, as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors” and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024 (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues
Services	$2,360	$2,232
Commodity sales	1,836	1,520
Other	45	90
Total Revenues	4,241	3,842
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,476	1,107
Operations and maintenance	711	680
Depreciation, depletion and amortization	610	587
General and administrative	187	175
Taxes, other than income taxes	112	111
Other income, net	—	(41)
Total Operating Costs, Expenses and Other	3,096	2,619
Operating Income	1,145	1,223
Other Income (Expense)
Earnings from equity investments	220	231
Interest, net	(451)	(472)
Other, net	15	—
Total Other Expense	(216)	(241)
Income Before Income Taxes	929	982
Income Tax Expense	(186)	(209)
Net Income	743	773
Net Income Attributable to Noncontrolling Interests	(26)	(27)
Net Income Attributable to Kinder Morgan, Inc.	$717	$746

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.32	$0.33
Basic and Diluted Weighted Average Shares Outstanding	2,222	2,220
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$743	$773
Other comprehensive (loss), net of tax
Net unrealized (loss) from derivative instruments (net of taxes of $3 and $21, respectively)	(7)	(69)
Reclassification into earnings of net derivative instruments (gain) to net income (net of taxes of $1 and $1, respectively)	(5)	(3)
Benefit plan adjustments (net of taxes of $— and $(4), respectively)	(2)	13
Total other comprehensive (loss)	(14)	(59)
Comprehensive income	729	714
Comprehensive income attributable to noncontrolling interests	(26)	(27)
Comprehensive income attributable to KMI	$703	$687
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$80	$88
Restricted deposits	215	126
Accounts receivable	1,476	1,506
Inventories	577	555
Other current assets	231	246
Total current assets	2,579	2,521
Property, plant and equipment, net	38,701	38,013
Investments	7,877	7,845
Goodwill	20,084	20,084
Other intangibles, net	1,868	1,760
Deferred charges and other assets	1,209	1,184
Total Assets	$72,318	$71,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$3,044	$2,009
Accounts payable	1,246	1,395
Accrued interest	339	543
Accrued taxes	202	276
Other current liabilities	947	878
Total current liabilities	5,778	5,101
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,796	29,779
Debt fair value adjustments	169	102
Total long-term debt	29,965	29,881
Deferred income taxes	2,233	2,070
Other long-term liabilities and deferred credits	2,416	2,488
Total long-term liabilities and deferred credits	34,614	34,439
Total Liabilities	40,392	39,540
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,222,058,215 and 2,221,647,775 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,250	41,237
Accumulated deficit	(10,558)	(10,633)
Accumulated other comprehensive loss	(109)	(95)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,605	30,531
Noncontrolling interests	1,321	1,336
Total Stockholders’ Equity	31,926	31,867
Total Liabilities and Stockholders’ Equity	$72,318	$71,407
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities
Net income	$743	$773
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	610	587
Deferred income taxes	167	198
Change in fair value of derivative contracts	82	50
Gain on divestitures, net	(1)	(32)
Earnings from equity investments	(220)	(231)
Distributions of equity investment earnings	185	183
Changes in components of working capital
Accounts receivable	45	159
Inventories	(22)	(17)
Other current assets	24	25
Accounts payable	(57)	(187)
Accrued interest, net of interest rate swaps	(206)	(134)
Accrued taxes	(70)	(75)
Other current liabilities	(24)	(101)
Other, net	(94)	(9)
Net Cash Provided by Operating Activities	1,162	1,189

Cash Flows From Investing Activities
Acquisition of assets (Note 2)	(648)	—
Capital expenditures	(766)	(619)
Contributions to investments	(42)	(18)
Distributions from equity investments in excess of cumulative earnings	45	35
Other, net	(3)	30
Net Cash Used in Investing Activities	(1,414)	(572)

Cash Flows From Financing Activities
Issuances of debt	2,876	4,007
Payments of debt	(1,847)	(3,882)
Debt issue costs	(3)	(17)
Dividends	(642)	(631)
Repurchases of shares	—	(7)
Distributions to noncontrolling interests	(41)	(39)
Other, net	(10)	(1)
Net Cash Provided by (Used in) Financing Activities	333	(570)

Net Increase in Cash, Cash Equivalents and Restricted Deposits	81	47
Cash, Cash Equivalents and Restricted Deposits, beginning of period	214	96
Cash, Cash Equivalents and Restricted Deposits, end of period	$295	$143

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2025	2024
Cash and Cash Equivalents, beginning of period	$88	$83
Restricted Deposits, beginning of period	126	13
Cash, Cash Equivalents and Restricted Deposits, beginning of period	214	96
Cash and Cash Equivalents, end of period	80	119
Restricted Deposits, end of period	215	24
Cash, Cash Equivalents and Restricted Deposits, end of period	295	143
Net Increase in Cash, Cash Equivalents and Restricted Deposits	$81	$47

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$2	$20
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	657	606
Cash paid (refund) during the period for income taxes, net	3	(2)
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867
Restricted shares			13			13		13
Net income				717		717	26	743
Dividends				(642)		(642)		(642)
Distributions						—	(41)	(41)
Other comprehensive loss					(14)	(14)		(14)
Balance at March 31, 2025	2,222	$22	$41,250	$(10,558)	$(109)	$30,605	$1,321	$31,926

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares			17			17		17
Net income				746		746	27	773
Dividends				(631)		(631)		(631)
Distributions						—	(39)	(39)
Acquisition adjustment (Note 2)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive loss					(59)	(59)		(59)
Balance at March 31, 2024	2,219	$22	$41,200	$(10,574)	$(276)	$30,372	$1,371	$31,743
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 79,000 miles of pipelines, 139 terminals, over 700 Bcf of working natural gas storage capacity and have RNG generation capacity of approximately 6.9 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2024 Form 10-K.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Net Income Available to Stockholders	$717	$746
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(4)
Net Income Allocated to Common Stockholders	$713	$742

Basic Weighted Average Shares Outstanding	2,222	2,220
Basic Earnings Per Share	$0.32	$0.33
(a)As of March 31, 2025, there were approximately 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended March 31,
	2025	2024
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13
Convertible trust preferred securities	3	3

2. Acquisitions

Acquisitions

As of March 31, 2025, our allocation of the purchase price for acquisitions are detailed below.

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	Outrigger Energy	$648	$15	$497	$160	$(4)	$(20)	$—	$—
(2)	STX Midstream	1,829	25	1,199	549	(6)	—	(66)	128

(1) Outrigger Energy Acquisition

On February 18, 2025, we completed the acquisition of a natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC for a purchase price of $648 million, including preliminary purchase price adjustments for working capital. Other long-term assets within the purchase price allocation consists of customer relationships intangible with a weighted average amortization period of approximately 16 years. The acquisition includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets. The acquired assets are included in our Natural Gas Pipelines business segment.

(2) South Texas Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,829 million, including purchase price adjustments for working capital. During the three months ended March 31, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $10 million, resulting in a net $28 million decrease to goodwill. The acquired assets are included in our Natural Gas Pipelines business segment.

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisitions as if they had occurred as of January 1 of each year preceding each transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2025	December 31, 2024
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	1,406	331
Current portion of senior notes
4.30% due June 2025	1,500	1,500
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	27	67
Total current portion of debt	3,044	2,009

Long-term debt (excluding current portion)
Senior notes	29,244	29,221
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	284	289
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	158	159
Total long-term debt	29,796	29,779
Total debt(c)	$32,840	$31,788
(a)Weighted average interest rate on borrowings at March 31, 2025 and December 31, 2024 was 4.65% and 4.60%, respectively.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of March 31, 2025 and December 31, 2024, increased our total debt balances by $169 million and $102 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Credit Facilities and Restrictive Covenants

As of March 31, 2025, we had no borrowings outstanding under our credit facility, $1,406 million borrowings outstanding under our commercial paper program and $11 million in letters of credit. Our availability under our credit facility as of March 31, 2025 was $2.1 billion. For the periods ended March 31, 2025 and 2024, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2025		December 31, 2024
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$33,009	$32,208	$31,890	$30,794
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $213 million and $201 million as of March 31, 2025 and December 31, 2024, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2025 and December 31, 2024.

4. Stockholders’ Equity

Class P Common Stock

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2025	2024
Per share cash dividend declared for the period	$0.2925	$0.2875
Per share cash dividend paid in the period	0.2875	0.2825

On April 16, 2025, our board of directors declared a cash dividend of $0.2925 per share for the quarterly period ended March 31, 2025, which is payable on May 15, 2025 to shareholders of record as of the close of business on April 30, 2025.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2024	$(33)	$(62)	$(95)
Other comprehensive loss before reclassifications	(7)	(2)	(9)
Gain reclassified from accumulated other comprehensive loss	(5)	—	(5)
Net current-period change in accumulated other comprehensive loss	(12)	(2)	(14)
Balance as of March 31, 2025	$(45)	$(64)	$(109)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2023	$(44)	$(173)	$(217)
Other comprehensive (loss) gain before reclassifications	(69)	13	(56)
Gain reclassified from accumulated other comprehensive loss	(3)	—	(3)
Net current-period change in accumulated other comprehensive loss	(72)	13	(59)
Balance as of March 31, 2024	$(116)	$(160)	$(276)

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

Energy Commodity Price Risk Management

As of March 31, 2025, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(15.7)	MMBbl
Natural gas fixed price	(60.9)	Bcf
Natural gas basis	(31.8)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.1)	MMBbl
Crude oil basis	(1.8)	MMBbl
Natural gas fixed price	(10.7)	Bcf
Natural gas basis	(15.4)	Bcf
NGL fixed price	(1.6)	MMBbl

As of March 31, 2025, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$5,000	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	$1,500	Mark-to-Market	December 2025
(a)The principal amount of hedged senior notes consisted of $1,500 million included in “Current portion of debt” and $3,500 million included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$15	$10	$(70)	$(46)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	12	9	(4)	(8)
Subtotal	27	19	(74)	(54)
Interest rate contracts
Other current assets/(Other current liabilities)	2	1	(52)	(51)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	34	19	(138)	(203)
Subtotal	36	20	(190)	(254)
Foreign currency contracts
Other current assets/(Other current liabilities)	—	—	(12)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	—	—	(26)
Subtotal	4	—	(12)	(29)
Total	67	39	(276)	(337)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	19	14	(98)	(35)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	2	1	(38)	(15)
Subtotal	21	15	(136)	(50)
Interest rate contracts
Other current assets/(Other current liabilities)	4	4	(1)	—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	4	—	(2)
Subtotal	4	8	(1)	(2)
Total	25	23	(137)	(52)
Total derivatives	$92	$62	$(413)	$(389)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2025
Energy commodity derivative contracts(b)	$7	$41	$—	$48	$(23)	$—	$25
Interest rate contracts	—	40	—	40	(9)	—	31
Foreign currency contracts	—	4	—	4	—	—	4
As of December 31, 2024
Energy commodity derivative contracts(b)	$6	$29	$—	$35	$(19)	$—	$16
Interest rate contracts	—	27	—	27	—	—	27

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2025
Energy commodity derivative contracts(b)	$(62)	$(148)	$—	$(210)	$23	$161	$(26)
Interest rate contracts	—	(191)	—	(191)	9	—	(182)
Foreign currency contracts	—	(12)	—	(12)	—	—	(12)
As of December 31, 2024
Energy commodity derivative contracts(b)	$(17)	$(89)	$—	$(106)	$19	$52	$(35)
Interest rate contracts	—	(254)	—	(254)	—	—	(254)
Foreign currency contracts	—	(29)	—	(29)	—	—	(29)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended March 31,
		2025	2024
		(In millions)
Interest rate contracts	Interest, net	$80	$(56)

Hedged fixed rate debt(a)	Interest, net	$(79)	$57
(a)As of March 31, 2025, the cumulative amount of fair value hedging adjustments resulted in a decrease of $162 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
	(In millions)			(In millions)
Energy commodity derivative contracts	$(30)	$(93)	Revenues—Commodity sales	$(16)	$20
			Costs of sales	(1)	(7)
Interest rate contracts	—	13	Interest, net	—	4
Foreign currency contracts	20	(10)	Other, net	23	(13)
Total	$(10)	$(90)	Total	$6	$4
(a)We expect to reclassify approximately $60 million of loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2025 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2025	2024
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$3	$(11)
	Costs of sales	(84)	(14)
	Earnings from equity investments	(2)	—
Interest rate contracts	Interest, net	(2)	(2)
Total(a)		$(85)	$(27)
(a)The three months ended March 31, 2025 and 2024 amounts include approximate (losses) and gains of $(1) million and $24 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2025 and December 31, 2024, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2025 and December 31, 2024, we had cash margins of $197 million and $104 million, respectively, posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The cash margin balance at March 31, 2025 represents the initial margin requirements of $36 million, and variation margin requirements of $161 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2025, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one notch, we would not be required to post additional collateral. If we were downgraded two notches, we estimate that we would be required to post $15 million of additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended March 31, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,073	$53	$217	$—	$(1)	$1,342
Fee-based services	301	257	101	10	(1)	668
Total services	1,374	310	318	10	(2)	2,010
Commodity sales
Natural gas sales	980	—	—	16	(2)	994
Product sales	262	301	16	243	(2)	820
Other sales	7	—	—	31	—	38
Total commodity sales	1,249	301	16	290	(4)	1,852
Total revenues from contracts with customers	2,623	611	334	300	(6)	3,862
Other revenues(c)
Leasing services(d)	112	45	184	17	—	358
Derivatives adjustments on commodity sales	(3)	—	—	(10)	—	(13)
Other	22	7	—	5	—	34
Total other revenues	131	52	184	12	—	379
Total revenues	$2,754	$663	$518	$312	$(6)	$4,241

	Three Months Ended March 31, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$992	$58	$212	$—	$(1)	$1,261
Fee-based services	271	248	109	12	(1)	639
Total services	1,263	306	321	12	(2)	1,900
Commodity sales
Natural gas sales	618	—	—	12	(2)	628
Product sales	223	364	13	267	(1)	866
Other sales	6	—	—	11	(1)	16
Total commodity sales	847	364	13	290	(4)	1,510
Total revenues from contracts with customers	2,110	670	334	302	(6)	3,410
Other revenues(c)
Leasing services(d)	115	53	162	12	—	342
Derivatives adjustments on commodity sales	42	(1)	—	(32)	—	9
Other	69	6	—	6	—	81
Total other revenues	226	58	162	(14)	—	432
Total revenues	$2,336	$728	$496	$288	$(6)	$3,842
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

Contract Balances

As of March 31, 2025 and December 31, 2024, our contract asset balances were $20 million and $15 million, respectively. Of the contract asset balance at December 31, 2024, $5 million was transferred to accounts receivable during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, our contract liability balances were $424 million and $377 million, respectively. Of the contract liability balance at December 31, 2024, $36 million was recognized as revenue during the three months ended March 31, 2025.

In addition to our contract balances above, we also had lease contract liabilities associated with prepaid fixed reservation charges under a long-term terminaling contract totaling $573 million and $587 million as of March 31, 2025 and December 31, 2024, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of March 31, 2025 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Nine months ended December 31, 2025	$3,886
2026	4,595
2027	3,810
2028	3,306
2029	2,907
Thereafter	16,611
Total	$35,115

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

7.  Reportable Segments

Our reportable segments are strategic business units that offer different products and services, have different marketing strategies and are managed separately. The Company’s chief operating decision maker (CODM) is represented by the Office of the Chairman which consists of our Executive Chairman, Chief Executive Officer and President. Our CODM evaluates performance principally based on each reportable segment’s earnings before DD&A expenses (EBDA), which excludes general and administrative expenses and corporate charges, interest expense, net, and income tax expense.  The CODM uses budgeted Segment EBDA compared to actual results to evaluate performance and allocate certain resources for each segment.

We consider each period’s EBDA to be an important measure of business segment performance for our reporting segments.  We account for intersegment sales at market prices, while we account for asset transfers at book value.

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the three months ended March 31, 2025 and 2024, and therefore is included within Segment EBDA. As a result, Segment EBDA for the three months ended March 31, 2024 has been adjusted to conform to the current presentation in the table below.

Financial information by segment follows:

	Three Months Ended March 31, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,750	$663	$516	$312	$—	$4,241
Intersegment revenues	4	—	2	—	(6)	—
Total revenues	2,754	663	518	312	(6)	4,241
Costs of sales	(1,145)	(293)	(15)	(27)
Labor	(80)	(32)	(70)	(12)
Fuel and power	(19)	(21)	(6)	(32)
Field - non-labor(a)	(191)	(48)	(140)	(53)
Taxes, other than income taxes	(72)	(12)	(13)	(13)
Earnings from equity investments	196	16	2	6
Other segment items(b)	10	—	(1)	—
Total Segment EBDA(c)	$1,453	$273	$275	$181		2,182
DD&A						(610)
General and administrative and corporate charges						(192)
Interest, net						(451)
Income tax expense						(186)
Net income						$743

Other segment activity information:
DD&A	$287	$96	$129	$93	$5	$610
Capital expenditures	493	81	76	97	19	766

	Three Months Ended March 31, 2024
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,333	$728	$494	$287	$—	$3,842
Intersegment revenues	3	—	2	1	(6)	—
Total revenues	2,336	728	496	288	(6)	3,842
Costs of sales	(731)	(349)	(10)	(21)
Labor	(78)	(31)	(67)	(13)
Fuel and power	(20)	(20)	(5)	(35)
Field - non-labor(a)	(177)	(42)	(135)	(57)
Taxes, other than income taxes	(69)	(11)	(14)	(14)
Earnings from equity investments	207	15	2	7
Other segment items(b)	38	—	2	1
Total Segment EBDA(d)(e)	$1,506	$290	$269	$156		2,221
DD&A						(587)
General and administrative and corporate charges						(180)
Interest, net						(472)
Income tax expense						(209)
Net income						$773

Other segment activity information:
DD&A	$275	$89	$127	$89	$7	$587
Capital expenditures	361	50	106	79	23	619

	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Segment balance sheet information:
As of March 31, 2025
Investments	$7,282	$391	$132	$72	$—	$7,877
Other intangibles, net	831	575	15	447	—	1,868
Total assets(f)	51,310	8,616	8,009	3,598	785	72,318
As of December 31, 2024
Investments	$7,252	$387	$132	$74	$—	$7,845
Other intangibles, net	687	597	18	458	—	1,760
Total assets(f)	50,402	8,639	8,086	3,583	697	71,407
(a)Includes outside services, pipeline integrity maintenance, materials and supplies and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to gains and losses associated with divestitures, impairments and/or equity investments, as applicable.
(c)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts of $(80) million, $(1) million and $(1) million for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.
(d)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts of $(39) million, $(1) million and $(8) million for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.

(e)Segment EBDA previously reported (before reclassifications) for the three months ended March 31, 2024 was $1,514 million, $292 million, $269 million and $158 million for our Natural Gas Pipelines, Products Pipelines, Terminals, and CO2 business segments, respectively.
(f)Corporate includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as IT, telecommunications equipment and legacy activity) not allocated to our reportable segments.

We do not attribute interest and debt expense to any of our reportable business segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions, except percentages)
Income tax expense	$186	$209
Effective tax rate	20.0%	21.3%

The effective tax rate for the three months ended March 31, 2025 is lower than the statutory federal rate of 21% primarily due to (i) the recognition of investment tax credits generated by a biogas project; and (ii) dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings LLC and Products (SE) Pipe Line Company (PPL), partially offset by state income taxes.

The effective tax rate for the three months ended March 31, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by (i) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and PPL; and (ii) an adjustment to our deferred tax liability as a result of a reduction in the state tax rate.

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

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed a lawsuit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. On October 24, 2022, the trial court granted our motion for summary judgment on all of Freeport’s claims. On November 21, 2022, Freeport filed a notice of appeal to the 14th Court of Appeals. On April 15, 2025, the 14th Court of Appeals reversed and remanded the case to the trial court for fact discovery and further proceedings to resolve disputed issues of material fact. We believe we have numerous and substantial defenses and intend to continue to vigorously defend this case.

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and later amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits, and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. On July 25, 2024, the Court decided the parties’ respective cross-motions for summary judgment. The Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based upon the Court’s finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V because the Court found that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based upon its determination that the claim was moot given that the Court had allowed plaintiffs’ motion as to Counts IV and V. Neither the parties’ respective motions nor the Court’s decision addressed the extent of potential plan liabilities for past or future benefits or other potential damages or equitable relief associated with the claims that we anticipate will be contested and determined in subsequent proceedings. We believe plaintiffs seek to recover early retirement benefits, monetary damages or equitable relief in excess of $100 million. On March 11, 2025, the case was mediated without resolution. We believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over several years.

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

General

As of March 31, 2025 and December 31, 2024, our total reserve for legal matters was $58 million and $48 million, respectively.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey in a captioned USA v. Alden Leeds, et al. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a Motion to Enter Consent Decree in the U.S. District Court. On January 16, 2025, the U.S. District Court entered the Consent Decree. In January 2025, the Consent Decree was appealed to the U.S. Court of Appeals for the Third Circuit by two PRPs alleging, inter alia, that the Consent Decree is not procedurally and substantively fair, reasonable, and consistent with the purpose of CERCLA.

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

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed petitions in the state district court for Plaquemines Parish against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated SLCRMA and Louisiana law and caused substantial damage to the coastal waters and nearby lands. Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. In May 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana and has been stayed pending the resolution of federal question jurisdictional issues in separate consolidated cases to which TGP is not a party. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

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

General

As of March 31, 2025 and December 31, 2024, we have accrued a total reserve for environmental liabilities in the amount of $186 million and $188 million, respectively. In addition, as of both March 31, 2025 and December 31, 2024, we had receivables of $10 million, recorded for expected cost recoveries that have been deemed probable.

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

Oral argument on the merits of the Plan was scheduled in front of the U.S. Court of Appeals on April 25, 2025. However, on March 10, 2025, the EPA filed a Motion for Remand asking the court to remand without vacatur the Plan to the Agency for voluntary reconsideration explaining that the “EPA has identified specific issues with the Rule that make reconsideration appropriate, including issues raised by Petitioners in this litigation.” On April 14, 2025, the U.S. Court of Appeals held the case in abeyance pending further order of the court, cancelled the oral argument and ordered the parties to file periodic status reports until the EPA completes its review of the Plan.

10. Recent Accounting Pronouncements

Accounting Standards Updates (ASU)

ASU No. 2023-09

On December 14, 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU improves the transparency of income tax disclosures by requiring (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s annual disclosures.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2024 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2024 Form 10-K; and (iv) “Risk Factors” in this report and in Part I, Item 1 in our 2024 Form 10-K.

Acquisition

The following acquisition was made during the 2025 period. See Note 2. “Acquisitions” to our consolidated financial statements for further information on this transaction.

Event	Description	Business Segment
Outrigger Energy acquisition $648 million (February 2025)
Natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC which includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets.
Natural Gas Pipelines (Midstream)

2025 Dividends and Discretionary Capital

We expect to declare dividends of $1.17 per share for 2025, a 2% increase from the 2024 declared dividends of $1.15 per share. We expect to invest $3.0 billion in expansion projects, acquisitions, and contributions to joint ventures during 2025.

The expectations for 2025 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance.  Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses (EBDA) (as presented in Note 7 “Reportable Segments”), along with the non-GAAP financial measures of Adjusted Net Income Attributable to Common Stock, in the aggregate and per share, Adjusted Segment EBDA, Adjusted Net Income Attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses and amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) (EBITDA), and Net Debt.

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the three months ended March 31, 2025 and 2024, and therefore is included within Segment EBDA. As a result, Segment EBDA for the three months ended March 31, 2024 has been adjusted to conform to the current presentation in the following MD&A tables. The adjustments were not material.

GAAP Financial Measures

Our Consolidated Earnings Results for the three months ended March 31, 2025 and 2024 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the three months ended March 31, 2025 and 2024, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended March 31,
	2025	2024
	(In millions)
Certain Items
Change in fair value of derivative contracts(a)	$84	$50
Gain on divestiture(b)	—	(29)
Income tax Certain Items(c)	(35)	(9)
Total Certain Items(d)(e)	$49	$12
(a)Gains or losses are reflected within non-GAAP financial measures when realized.
(b)2024 amount represents a gain on divestiture of Oklahoma midstream assets.
(c)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(d)2025 amount includes the $2 million reported within “Earnings from equity investments” on the accompanying consolidated statement of income of “Change in fair value of derivative contracts.”
(e)2025 and 2024 amounts each include $2 million reported within “Interest, net” on the accompanying consolidated statements of income of “Change in fair value of derivative contracts.”

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

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting segment earnings before DD&A, general and administrative expenses and corporate charges, interest expense, and income taxes (Segment EBDA) for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management, investors and other external users of our financial statements additional insight into performance trends across our business segments, our segments’ relative contributions to our consolidated performance and the ability of our segments to generate earnings on an ongoing basis. Adjusted Segment EBDA is also used as a factor in determining compensation under our annual incentive compensation program for our business segment presidents and other business segment employees. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. See “—Non-GAAP Financial Measures—Reconciliation of Segment EBDA to Adjusted Segment EBDA” below.

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A, amortization of basis differences related to our joint ventures, income tax expense and interest. We also include amounts from joint ventures for income taxes and DD&A (see “—Amounts associated with Joint Ventures” below). Adjusted EBITDA is used by management, investors and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

Amounts associated with Joint Ventures

Certain Items and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculation of Adjusted EBITDA related to our unconsolidated and consolidated joint ventures include DD&A, amortization of basis differences and income tax expense with respect to the joint ventures as those included in the calculation of Adjusted EBITDA for our wholly-owned consolidated subsidiaries; further, we remove the portion of these adjustments attributable to non-controlling interests. (See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculation of Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated joint ventures.

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2025, by subtracting the following amounts from our debt balance of $33,009 million: (i) cash and cash equivalents of $80 million; (ii) debt fair value adjustments of $169 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $(2) million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2025	2024	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$4,241	$3,842	$399	10%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,476)	(1,107)	(369)	(33)%
Operations and maintenance	(711)	(680)	(31)	(5)%
DD&A	(610)	(587)	(23)	(4)%
General and administrative	(187)	(175)	(12)	(7)%
Taxes, other than income taxes	(112)	(111)	(1)	(1)%
Other income, net	—	41	(41)	(100)%
Total Operating Costs, Expenses and Other	(3,096)	(2,619)	(477)	(18)%
Operating Income	1,145	1,223	(78)	(6)%
Other Income (Expense)
Earnings from equity investments	220	231	(11)	(5)%
Interest, net	(451)	(472)	21	4%
Other, net	15	—	15	—%
Total Other Expense	(216)	(241)	25	10%
Income Before Income Taxes	929	982	(53)	(5)%
Income Tax Expense	(186)	(209)	23	11%
Net Income	743	773	(30)	(4)%
Net Income Attributable to Noncontrolling Interests	(26)	(27)	1	4%
Net Income Attributable to Kinder Morgan, Inc.	$717	$746	$(29)	(4)%
Basic and diluted earnings per share	$0.32	$0.33	$(0.01)	(3)%
Basic and diluted weighted average shares outstanding	2,222	2,220	2	—%
Declared dividends per share	$0.2925	$0.2875	$0.005	2%

Our consolidated revenues primarily consist of services and sales revenue. Our services revenues include fees for transportation and other midstream services that we perform. Fluctuations in our consolidated services revenue largely reflect changes in volumes and/or in the rates we charge. Our consolidated sales revenues include sales of natural gas (includes natural gas and RNG), products (includes NGL, crude oil, CO2 and transmix) and other (includes RINs). Our consolidated sales revenue will fluctuate with commodity prices and volumes, and the costs of sales associated with purchases will usually have a commensurate and offsetting impact, except for the CO2 segment, which produces, instead of purchases, the crude oil, CO2 and RINs it sells. Additionally, fluctuations in revenues and costs of sales may be further impacted by gains or losses from derivative contracts that we use to manage our commodity price risk.

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three-month periods ended March 31, 2025 and 2024:

Revenues

Revenues increased $399 million in 2025 compared to 2024. The increase was primarily due to higher sales revenues driven by (i) a $366 million increase in natural gas sales due to higher natural gas commodity prices and (ii) a $22 million increase in other sales driven by higher RIN sales. These increases in sales revenues were partially offset by a $46 million decrease in product sales driven primarily by lower crude oil commodity prices and volumes and by asset divestitures in February and June 2024 partially offset by assets acquired in June 2024. Revenues were further reduced by $22 million for the impacts of derivative contracts used to hedge commodity sales which includes both realized and unrealized gains and losses. Services revenues increased $110 million resulting from higher volumes, including expansion projects, and higher rates. The increase in sales revenues had corresponding increases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales increased $369 million in 2025 compared to 2024. The increase, which is net of the impact of our divested assets, was primarily due to higher costs of sales for natural gas of $307 million primarily due to higher commodity prices and an increase of $64 million related to derivative contracts used to hedge commodity purchases which includes both realized and unrealized gains and losses.

Operations and Maintenance

Operations and maintenance increased $31 million in 2025 compared to 2024. Increased costs were primarily driven by greater activity levels and inflation, including integrity and labor costs.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net decreased $21 million in 2025 compared to 2024. The decrease was primarily due to lower interest rates associated with our fixed-to-variable interest rate swap agreements partially offset by higher average long-term debt balances.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$717	$746
Certain Items(a)
Change in fair value of derivative contracts	84	50
Gain on divestiture	—	(29)
Income tax Certain Items	(35)	(9)
Total Certain Items	49	12
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$766	$758

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$717	$746
Total Certain Items(b)	49	12
Net income allocated to participating securities	(4)	(4)
Adjusted Net Income Attributable to Common Stock	$762	$754

Adjusted EPS	$0.34	$0.34

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$717	$746
Total Certain Items(b)	49	12
DD&A	610	587
Income tax expense(c)	221	218
Interest, net(d)	449	470
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(e)	100	98
Remove consolidated joint venture partners’ DD&A	(15)	(16)
Unconsolidated joint venture income tax expense(f)	26	22
Adjusted EBITDA	$2,157	$2,137
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)To avoid duplication, adjustments for income tax expense for 2025 and 2024 exclude $(35) million and $(9) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(d)To avoid duplication, adjustments for interest, net for 2025 and 2024 each exclude $2 million, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(e)Includes amortization of basis differences related to our joint ventures which was previously presented separately as amortization of excess cost of equity investments.
(f)Includes the tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$766	$758
Adjusted EBITDA	2,157	2,137

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$8
Adjusted EBITDA	$20

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $8 million in 2025 compared to 2024. The increase resulted primarily from favorable earnings in our CO2, Natural Gas Pipelines and Terminals business segments partially offset by unfavorable earnings in our Products Pipelines business segment, which were also primary drivers of the increase in Adjusted EBITDA of $20 million.

General and Administrative and Corporate Charges

	Three Months Ended March 31,
	2025	2024
	(In millions)
General and administrative	$(187)	$(175)
Corporate charges	(5)	(5)
General and administrative and corporate charges	$(192)	$(180)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(12)
Corporate charges	—
Total	$(12)
(a)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

General and administrative expenses increased $12 million, and corporate charges was flat in 2025 compared to 2024. The combined changes primarily include higher labor and benefit-related costs and higher legal costs.

Reconciliation of Segment EBDA to Adjusted Segment EBDA

	Three Months Ended March 31,
	2025	2024
	(In millions)
Segment EBDA(a)
Natural Gas Pipelines Segment EBDA	$1,453	$1,506
Certain Items(b)
Change in fair value of derivative contracts	80	39
Gain on divestiture	—	(29)
Natural Gas Pipelines Adjusted Segment EBDA	$1,533	$1,516

Products Pipelines Segment EBDA	$273	$290
Certain Items(b)
Change in fair value of derivative contracts	1	1
Products Pipelines Adjusted Segment EBDA	$274	$291

Terminals Segment EBDA	$275	$269

CO2 Segment EBDA	$181	$156
Certain Items(b)
Change in fair value of derivative contracts	1	8
CO2 Adjusted Segment EBDA	$182	$164
(a)Includes revenues; earnings from equity investments, operating expenses, other income, net, and other, net. Operating expenses include costs of sales, operations and maintenance expenses, and taxes, other than income taxes. See “—Overview—GAAP Financial Measures” above.
(b)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

Segment Earnings Results

Natural Gas Pipelines

	Three Months Ended March 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$2,754	$2,336
Costs of sales	(1,145)	(731)
Other operating expenses	(362)	(344)
Other income	1	38
Earnings from equity investments	196	207
Other, net	9	—
Segment EBDA	1,453	1,506
Certain Items:
Change in fair value of derivative contracts	80	39
Gain on divestiture	—	(29)
Certain Items(a)	80	10
Adjusted Segment EBDA	$1,533	$1,516

Change from prior period	Increase/(Decrease)
Segment EBDA	$(53)
Adjusted Segment EBDA	$17

Volumetric data(b)
Transport volumes (BBtu/d)	45,976	44,541
Sales volumes (BBtu/d)	2,598	2,598
Gathering volumes (BBtu/d)	3,939	4,184
NGLs (MBbl/d)	32	37
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2025 and 2024 Certain Items of (i) $78 million and $10 million, respectively, are associated with our Midstream business and (ii) $2 million and none, respectively, are associated with our East business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Midstream	$445	$500
West	262	265
East	746	741
Total Natural Gas Pipelines	$1,453	$1,506

Change from prior period	Increase/(Decrease)
Midstream	$(55)
West	$(3)
East	$5

The changes in Natural Gas Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2025 and 2024 are explained by the following discussion:
•The $55 million (11%) decrease in Midstream resulted from the impacts of (i) non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, which increased costs of sales partially offset by an increase in revenues; and (ii) in the 2024 period, a gain on sale of assets, all of which we treated as Certain Items.

In addition, Midstream was favorably impacted by increased demand for our services on our Texas intrastate systems. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•The $5 million (1%) increase in East was impacted by, on TGP, expansion projects that went into service, colder weather in the Northeast and increased demand for services. These increases were partially offset by decreased demand for services on our Stagecoach assets.

Products Pipelines

	Three Months Ended March 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$663	$728
Costs of sales	(293)	(349)
Other operating expenses	(113)	(104)
Earnings from equity investments	16	15
Segment EBDA	273	290
Certain Items:
Change in fair value of derivative contracts	1	1
Certain Items(a)	1	1
Adjusted Segment EBDA	$274	$291

Change from prior period	Increase/(Decrease)
Segment EBDA	$(17)
Adjusted Segment EBDA	$(17)

Volumetric data(b)
Gasoline(c)	933	920
Diesel fuel	336	336
Jet fuel	302	278
Total refined product volumes	1,571	1,534
Crude and condensate	476	456
Total delivery volumes (MBbl/d)	2,047	1,990
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2025 and 2024 Certain Items of $1 million for each period are associated with our Southeast Refined Products business. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Joint venture throughput is reported at our ownership share.
(c)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Crude and Condensate	$53	$75
Southeast Refined Products	73	75
West Coast Refined Products	147	140
Total Products Pipelines	$273	$290

Change from prior period	Increase (Decrease)
Crude and Condensate	$(22)
Southeast Refined Products	$(2)
West Coast Refined Products	$7

The changes in Products Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2025 and 2024 are explained by the following discussion:
•The $22 million (29%) decrease in Crude and Condensate was driven by a planned ten-year turnaround in first quarter 2025 at our KM Condensate Processing facility and lower average commodity rates on our Bakken Crude assets. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased volumes and prices.

•The $7 million (5%) increase in West Coast Refined Products resulted from higher transportation rates and volumes on our Pacific operations.

Terminals

	Three Months Ended March 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$518	$496
Costs of sales	(15)	(10)
Other operating expenses	(229)	(221)
Other (expense) income	(1)	2
Earnings from equity investments	2	2
Segment EBDA	$275	$269

Change from prior period	Increase/(Decrease)
Segment EBDA	$6

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.8	78.6
Liquids utilization %(b)	94.3%	93.8%
Bulk transload tonnage (MMtons)	12.5	13.5
(a)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(b)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are adjusted for all periods presented from the historical business grouping and included within the Other group.

Below are the changes in Terminals Segment EBDA:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Jones Act tankers	$60	$45
Bulk	57	62
Liquids	158	161
Other	—	1
Total Terminals	$275	$269

Change from prior period	Increase/(Decrease)
Jones Act tankers	$15
Bulk	$(5)
Liquids	$(3)
Other	$(1)

The changes in Terminals Segment EBDA in the comparable three-month periods ended March 31, 2025 and 2024 are explained by the following discussion:
•The $15 million (33%) increase in Jones Act tankers was primarily due to higher average charter rates.

•The $5 million (8%) decrease in Bulk was primarily due to (i) a decrease attributable to higher shortfall payments in 2024 related to our coal handling activities and (ii) higher labor and maintenance expense partially offset by 2024 demurrage costs incurred at our International Marine Terminal.

CO2

	Three Months Ended March 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$312	$288
Costs of sales	(27)	(21)
Other operating expenses	(110)	(119)
Other income	—	1
Earnings from equity investments	6	7
Segment EBDA	181	156
Certain Items:
Change in fair value of derivative contracts	1	8
Certain Items(a)	1	8
Adjusted Segment EBDA	$182	$164

Change from prior period	Increase/(Decrease)
Segment EBDA	$25
Adjusted Segment EBDA	$18

Volumetric data(b)
SACROC oil production	19.26	19.11
Yates oil production	5.94	6.25
Other	1.10	1.24
Total oil production, net (MBbl/d)(c)	26.30	26.60
NGL sales volumes, net (MBbl/d)(c)	9.28	8.82
CO2 sales volumes, net (Bcf/d)	0.310	0.335
RNG sales volumes (BBtu/d)	8	7
Realized weighted average oil price ($ per Bbl)	$68.38	$68.70
Realized weighted average NGL price ($ per Bbl)	$35.36	$28.06
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2025 and 2024 Certain Items are associated with our Oil and Gas Producing activities. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(b)Volumes for acquired assets are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Oil and Gas Producing activities	$117	$107
Source and Transportation activities	47	47
Subtotal	164	154
Energy Transition Ventures	17	2
Total CO2	$181	$156

Change from prior period	Increase/(Decrease)
Oil and Gas Producing activities	$10
Source and Transportation activities	$—
Energy Transition Ventures	$15

The changes in CO2 Segment EBDA in the comparable three-month periods ended March 31, 2025 and 2024 are explained by the following discussion:
•The $10 million (9%) increase in Oil and Gas Producing activities resulted primarily from the impact of non-cash mark-to-market derivative hedge contracts which increased revenues, and which we treated as Certain Items.

In addition, Oil and Gas Producing activities were favorably impacted by higher realized NGL prices and volumes and assets acquired in June 2024. These increases were partially offset by assets divested in June 2024.

•Source and Transportation activities were flat 2025 compared to 2024. The impact of lower realized CO2 sales prices and volumes were offset by higher volumes on our Wink pipeline.

•The $15 million (750%) increase in Energy Transition Ventures was primarily due to higher RIN sales margin from increased volumes partially offset by lower prices.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2025:

	Remaining 2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$67.02	$65.97	$65.71	$64.51
Volume (MBbl/d)	22.95	13.70	8.10	4.00
NGLs
Price ($ per Bbl)	$47.81
Volume (MBbl/d)	4.61
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of March 31, 2025, we had $80 million of “Cash and cash equivalents,” a decrease of $8 million from December 31, 2024. Additionally, as of March 31, 2025, we had borrowing capacity of approximately $2.1 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,162 million and $1,189 million in the first three months of 2025 and 2024, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt. As of March 31, 2025 and December 31, 2024, approximately $4,906 million (15%) and $3,621 million (11%), respectively, of the principal amount of our debt balances were subject to variable interest rates—either as short-term or long-term variable-rate debt obligations or as fixed-rate debt converted to variable rates through the use of interest rate swaps. The amounts at March 31, 2025 and December 31, 2024 include $3,500 million and $3,250 million, respectively, of interest rate swap agreements and $1,406 million and $331 million, respectively, of commercial paper notes. The interest rate swap agreements as of both March 31, 2025 and December 31, 2024 are net of $1,500 million of variable-to-fixed interest rate swap agreements which expire December 2025.

Our board of directors declared a quarterly dividend of $0.2925 per share for the first quarter of 2025, a 2% increase over the dividend declared for the first quarter of 2024.

Short-term Liquidity

As of March 31, 2025, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $2.1 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of March 31, 2025, our $3,044 million of short-term debt consisted primarily of commercial paper borrowings and senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2024 was $2,009 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,199 million and $2,580 million as of March 31, 2025 and December 31, 2024, respectively. The overall $619 million unfavorable change from year-end 2024 was primarily due to a $1,075 million increase in commercial paper borrowings partly used to fund our Outrigger Energy acquisition, partially offset by (i) a $204 million decrease in accrued interest; (ii) a $119 million net favorable change in our accounts receivables and payables; and (iii) an $89 million increase in restricted deposits, primarily associated with our derivative collateral requirements. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the three months ended March 31, 2025, and the amount we expect to spend for the remainder of 2025 to sustain our assets and expand our business are as follows:

	Three Months Ended March 31, 2025	2025 Remaining	Expected 2025
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$194	$744	$938
Expansion capital expenditures	484	1,698	2,182
Accrued capital expenditures, contractor retainage and other	88	—	—
Capital expenditures	$766	$2,442	$3,120
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$32	$152	$184
Investments in unconsolidated joint ventures(b)	44	122	166
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(8)	(10)
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(3)	(8)
Acquisition	648	—	648
Accrued capital expenditures, contractor retainage and other	(88)	—	—
Total capital investments	$1,395	$2,705	$4,100
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Three Months Ended March 31, 2025	2025 Remaining	Expected 2025
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$194	$744	$938
Sustaining capital expenditures of unconsolidated joint ventures(a)	32	152	184
Less: Consolidated joint venture partners’ sustaining capital expenditures	(2)	(8)	(10)
Total sustaining capital investments	224	888	1,112
Expansion capital investments
Capital expenditures for property, plant and equipment	484	1,698	2,182
Investments in unconsolidated joint ventures(b)	44	122	166
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(3)	(8)
Acquisition	648	—	648
Total expansion capital investments	1,171	1,817	2,988
Total capital investments	$1,395	$2,705	$4,100
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Impact of Regulation

As previously disclosed in our 2024 Form 10-K, we have experienced a long-term trend toward increasingly stringent regulations, including the EPA’s final rule known as the “Good Neighbor Plan” (the Plan), which became effective on August 4, 2023 and has been stayed by the U.S. Supreme Court pending judicial review as described in Note 9. “Litigation and Environmental—Environmental Matters—Challenge to Federal “Good Neighbor Plan,” to our consolidated financial statements.

Oral argument on the merits of the Plan was scheduled in front of the U.S. Court of Appeals for the District of Columbia Circuit (the DC Circuit) on April 25, 2025. However, on March 10, 2025, the EPA filed a motion asking the court to remand the Plan to the EPA for voluntary reconsideration, explaining that the “EPA has identified specific issues with the Rule that make reconsideration appropriate, including issues raised by Petitioners in this litigation.” On April 14, 2025, the U.S. Court of Appeals held the case in abeyance pending further order of the court, cancelled the oral argument and ordered the parties to file periodic status reports until the EPA completes its review of the Plan.

Based on the Supreme Court’s stay, the EPA’s motion and the DC Circuit’s April 14, 2025 order, we do not expect that the Plan will take effect in its current form.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2024 in our 2024 Form 10-K.

Commitments for the purchase of property, plant and equipment as of March 31, 2025 and December 31, 2024 were $1,191 million and $809 million, respectively. The increase of $382 million was primarily driven by an increase of capital commitments related to our Natural Gas Pipelines business segment.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2025 and 2024.

	Three Months Ended March 31,
	2025	2024	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$1,162	$1,189	$(27)
Investing activities	(1,414)	(572)	(842)
Financing activities	333	(570)	903
Net Increase in Cash, Cash Equivalents and Restricted Deposits	$81	$47	$34

Operating Activities

Net cash provided by operating activities was relatively flat for the comparable three-month periods ended March 31, 2025 and 2024.

Investing Activities

$842 million more cash used in investing activities in the comparable three-month periods ended March 31, 2025 and 2024 is explained by the following discussion:

•$648 million in cash used for the Outrigger Energy acquisition in the 2025 period: and
•a $147 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment.

Financing Activities

$903 million more cash provided by financing activities in the comparable three-month periods ended March 31, 2025 and 2024 is explained by the following discussion:

•a $918 million increase in cash related to debt activity as a result of higher net issuances in the 2025 period compared to the 2024 period.

Dividends

We expect to declare dividends of $1.17 per share on our stock for 2025. The table below reflects our 2025 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2025	0.2925	April 16, 2025	April 30, 2025	May 15, 2025

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws and other factors. See Item 1A. “Risk Factors—Risks Related to Ownership of Our Capital Stock—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2024 Form 10-K. All of these matters will be taken into consideration by our board of directors when declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2025.”

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

Excluding fair value adjustments, as of March 31, 2025 and December 31, 2024, the Obligated Group had $32,150 million and $31,052 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2025	December 31, 2024
	(In millions)
Current assets	$2,268	$2,216
Current assets - affiliates	800	735
Noncurrent assets	64,151	63,267
Noncurrent assets - affiliates	806	813
Total Assets	$68,025	$67,031

Current liabilities	$5,456	$4,737
Current liabilities - affiliates	775	758
Noncurrent liabilities	34,223	34,052
Noncurrent liabilities - affiliates	1,614	1,561
Total Liabilities	42,068	41,108
Kinder Morgan, Inc.’s stockholders’ equity	25,957	25,923
Total Liabilities and Stockholders’ Equity	$68,025	$67,031

Summarized Combined Income Statement Information	Three Months Ended March 31, 2025
(In millions)
Revenues	$3,904
Operating income	1,023
Net income	614

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2024, in Part II, Item 7A in our 2024 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

Other than the following risk factor, there have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2024 Form 10-K.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, on March 12, 2025, the U.S. government imposed a 25% tariff on steel imports, and on April 2, 2025, the U.S. government announced a 10% tariff on product imports from almost all countries and individualized higher tariffs on certain other countries. Several tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions are unprecedented, have caused substantial uncertainty and volatility in financial markets and may result in retaliatory measures on U.S. goods.

Our business requires access to steel and other materials to construct and maintain our pipelines. Any imposition of or increase in tariffs on imports of steel or other materials, as well as corresponding price increases for such materials available domestically, could increase our construction costs and our costs to maintain our assets. To the extent that we are unable to pass all or any such cost increases on to our customers, such cost increases could adversely affect our returns on investment. Higher materials costs could also diminish our ability to develop new projects at acceptable returns, particularly during times of economic uncertainty, and limit our ability to pursue growth opportunities.

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended March 31, 2025.

Item 5.  Other Information.

Rule 10b5-1 Plans

On February 19, 2025, David P. Michels, Vice President and Chief Financial Officer of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 80,000 shares of KMI common stock. The expiration date for Mr. Michels’s plan is January 31, 2026.

Departure and Appointment of Officers

On April 16, 2025, we announced that Thomas A. Martin will retire from his role as President of KMI effective January 31, 2026, when he will assume an advisory role to the board of directors and the Office of the Chairman. Effective January 31, 2026, Dax A. Sanders, current Vice President (President, Products Pipelines) of KMI, will become President of KMI. Before assuming the role of President, Mr. Sanders will serve as Executive Vice President of KMI beginning on August 1, 2025.

Mr. Sanders does not have any direct or indirect material interest in any transaction described in Item 404(a) of Regulation S-K involving KMI or any of its subsidiaries.

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

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2025.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 17, 2025	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)