Form 10-Q
period 2025-06-30
KINDER MORGAN, INC.
filed 2025-07-18
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 17, 2025, the registrant had 2,222,077,616 shares of Class P common stock outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY

Company Abbreviations

KMBT	=	Kinder Morgan Bulk Terminals, Inc.	KMLT	=	Kinder Morgan Liquid Terminals, LLC
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	SNG	=	Southern Natural Gas Company, L.L.C.
			TGP	=	Tennessee Gas Pipeline Company, L.L.C.

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

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; commodity prices; the impact of changes in trade policies and tariffs; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A. “Risk Factors” in this report and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (March 31, 2025 Form 10-Q), as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors” and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K) (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Services	$2,326	$2,178	$4,686	$4,410
Commodity sales	1,668	1,346	3,504	2,866
Other	48	48	93	138
Total Revenues	4,042	3,572	8,283	7,414
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	1,211	967	2,687	2,074
Operations and maintenance	773	741	1,484	1,421
Depreciation, depletion and amortization	616	584	1,226	1,171
General and administrative	188	179	375	354
Taxes, other than income taxes	111	109	223	220
Other income, net	(9)	(46)	(9)	(87)
Total Operating Costs, Expenses and Other	2,890	2,534	5,986	5,153
Operating Income	1,152	1,038	2,297	2,261
Other Income (Expense)
Earnings from equity investments	206	195	426	426
Interest, net	(452)	(464)	(903)	(936)
Other, net	13	1	28	1
Total Other Expense	(233)	(268)	(449)	(509)
Income Before Income Taxes	919	770	1,848	1,752
Income Tax Expense	(177)	(168)	(363)	(377)
Net Income	742	602	1,485	1,375
Net Income Attributable to Noncontrolling Interests	(27)	(27)	(53)	(54)
Net Income Attributable to Kinder Morgan, Inc.	$715	$575	$1,432	$1,321

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.32	$0.26	$0.64	$0.59
Basic and Diluted Weighted Average Shares Outstanding	2,222	2,219	2,222	2,219
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$742	$602	$1,485	$1,375
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(40), $3, $(37) and $24, respectively)	130	(12)	123	(81)
Reclassification into earnings of net derivative instruments (gain) loss to net income (net of taxes of $15, $(8), $16 and $(7), respectively)	(44)	25	(49)	22
Benefit plan adjustments (net of taxes of $1, $—, $1 and $(4), respectively)	(1)	1	(3)	14
Total other comprehensive income (loss)	85	14	71	(45)
Comprehensive income	827	616	1,556	1,330
Comprehensive income attributable to noncontrolling interests	(27)	(27)	(53)	(54)
Comprehensive income attributable to KMI	$800	$589	$1,503	$1,276
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$82	$88
Restricted deposits	115	126
Accounts receivable	1,453	1,506
Inventories	560	555
Other current assets	276	246
Total current assets	2,486	2,521
Property, plant and equipment, net	38,818	38,013
Investments	7,854	7,845
Goodwill	20,084	20,084
Other intangibles, net	1,818	1,760
Deferred charges and other assets	1,311	1,184
Total Assets	$72,371	$71,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$788	$2,009
Accounts payable	1,301	1,395
Accrued interest	530	543
Accrued taxes	212	276
Other current liabilities	802	878
Total current liabilities	3,633	5,101
Long-term liabilities and deferred credits
Long-term debt
Outstanding	31,688	29,779
Debt fair value adjustments	183	102
Total long-term debt	31,871	29,881
Deferred income taxes	2,417	2,070
Other long-term liabilities and deferred credits	2,369	2,488
Total long-term liabilities and deferred credits	36,657	34,439
Total Liabilities	40,290	39,540
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,222,067,557 and 2,221,647,775 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,269	41,237
Accumulated deficit	(10,497)	(10,633)
Accumulated other comprehensive loss	(24)	(95)
Total Kinder Morgan, Inc.’s stockholders’ equity	30,770	30,531
Noncontrolling interests	1,311	1,336
Total Stockholders’ Equity	32,081	31,867
Total Liabilities and Stockholders’ Equity	$72,371	$71,407
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities
Net income	$1,485	$1,375
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	1,226	1,171
Deferred income taxes	327	357
Change in fair value of derivative contracts	(11)	52
Gain on divestitures, net	(2)	(77)
Earnings from equity investments	(426)	(426)
Distributions of equity investment earnings	397	416
Changes in components of working capital
Accounts receivable	67	267
Inventories	(2)	(7)
Other current assets	14	(10)
Accounts payable	(53)	(121)
Accrued interest, net of interest rate swaps	(18)	25
Accrued taxes	(60)	(48)
Other current liabilities	(30)	(78)
Other, net	(103)	(20)
Net Cash Provided by Operating Activities	2,811	2,876

Cash Flows From Investing Activities
Acquisition of assets (Note 2)	(648)	(58)
Capital expenditures	(1,413)	(1,200)
Contributions to investments	(69)	(44)
Distributions from equity investments in excess of cumulative earnings	92	81
Other, net	(1)	49
Net Cash Used in Investing Activities	(2,039)	(1,172)

Cash Flows From Financing Activities
Issuances of debt	6,523	5,943
Payments of debt	(5,910)	(6,239)
Debt issue costs	(16)	(19)
Dividends	(1,296)	(1,272)
Repurchases of shares	—	(7)
Distributions to noncontrolling interests	(78)	(81)
Other, net	(12)	(1)
Net Cash Used in Financing Activities	(789)	(1,676)

Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	(17)	28
Cash, Cash Equivalents and Restricted Deposits, beginning of period	214	96
Cash, Cash Equivalents and Restricted Deposits, end of period	$197	$124

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2025	2024
Cash and Cash Equivalents, beginning of period	$88	$83
Restricted Deposits, beginning of period	126	13
Cash, Cash Equivalents and Restricted Deposits, beginning of period	214	96
Cash and Cash Equivalents, end of period	82	98
Restricted Deposits, end of period	115	26
Cash, Cash Equivalents and Restricted Deposits, end of period	197	124
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(17)	$28

Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$11	$25
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	926	914
Cash paid during the period for income taxes, net	38	11
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2025	2,222	$22	$41,250	$(10,558)	$(109)	$30,605	$1,321	$31,926
Restricted shares			19			19		19
Net income				715		715	27	742
Dividends				(654)		(654)		(654)
Distributions						—	(37)	(37)
Other comprehensive income					85	85		85
Balance at June 30, 2025	2,222	$22	$41,269	$(10,497)	$(24)	$30,770	$1,311	$32,081

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2024	2,219	$22	$41,200	$(10,574)	$(276)	$30,372	$1,371	$31,743
Restricted shares			18			18		18
Net income				575		575	27	602
Dividends				(641)		(641)		(641)
Distributions						—	(42)	(42)
Other comprehensive income					14	14		14
Balance at June 30, 2024	2,219	$22	$41,218	$(10,640)	$(262)	$30,338	$1,356	$31,694

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867
Restricted shares			32			32		32
Net income				1,432		1,432	53	1,485
Dividends				(1,296)		(1,296)		(1,296)
Distributions						—	(78)	(78)
Other comprehensive income					71	71		71
Balance at June 30, 2025	2,222	$22	$41,269	$(10,497)	$(24)	$30,770	$1,311	$32,081

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2023	2,220	$22	$41,190	$(10,689)	$(217)	$30,306	$1,423	$31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares			35			35		35
Net income				1,321		1,321	54	1,375
Dividends				(1,272)		(1,272)		(1,272)
Distributions						—	(81)	(81)
Acquisition adjustment (Note 2)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive loss					(45)	(45)		(45)
Balance at June 30, 2024	2,219	$22	$41,218	$(10,640)	$(262)	$30,338	$1,356	$31,694
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

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For our May 31, 2025 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates, which include assumptions primarily involving management’s judgments and estimates. For all reporting units other than the Energy Transition Ventures reporting unit within our CO2 business segment, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses, including amortization of excess cost of equity investments, (EBITDA) and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For Energy Transition Ventures reporting unit, which had a goodwill balance of $114 million as of June 30, 2025, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values and discount rates.

The results of our May 31, 2025 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded the carrying value. Subsequent to our annual goodwill impairment test, we have not identified any triggers requiring further impairment analysis. Changes to any one or a combination of the factors above would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

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

The following table sets forth the allocation of net income available to shareholders of Class P common stock and participating securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Net Income Available to Stockholders	$715	$575	$1,432	$1,321
Participating securities:
Less: Net Income Allocated to Restricted Stock Awards(a)	(4)	(3)	(8)	(7)
Net Income Allocated to Common Stockholders	$711	$572	$1,424	$1,314

Basic Weighted Average Shares Outstanding	2,222	2,219	2,222	2,219
Basic Earnings Per Share	$0.32	$0.26	$0.64	$0.59
(a)As of June 30, 2025, there were approximately 13 million restricted stock awards outstanding.

The following table presents the maximum number of potential common stock equivalents which are antidilutive and, accordingly, are excluded from the determination of diluted earnings per share. As we have no other common stock equivalents, our diluted earnings per share are the same as our basic earnings per share for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions on a weighted average basis)
Unvested restricted stock awards	13	13	13	13
Convertible trust preferred securities	3	3	3	3

2. Acquisitions and Divestiture

Acquisitions

As of June 30, 2025, our allocation of the purchase price for acquisitions are detailed below.

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	Outrigger Energy	$648	$16	$497	$160	$(5)	$(20)	$—	$—
(2)	North McElroy Unit	61	1	102	—	—	(42)	—	—
(3)	STX Midstream	1,829	25	1,199	549	(6)	—	(66)	128

(1) Outrigger Energy Acquisition

On February 18, 2025, we completed the acquisition of a natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC for a purchase price of $648 million, including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation consists of customer relationships intangible with a weighted average amortization period of approximately 15 years. The acquisition includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets. The acquired assets are included in our Natural Gas Pipelines business segment.

(2) North McElroy Unit Acquisition

On June 10, 2024, we completed the acquisition of AVAD Energy Partners’ interest in North McElroy Unit, which is an existing waterflood located in Crane County, Texas for a purchase price of $61 million. The acquired long-term liabilities consist of asset retirement obligations. The acquired assets are included in our CO2 business segment.

(3) South Texas Midstream Pipeline System (STX Midstream) Acquisition

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

Divestiture

CO2 Divestiture

In June 2024, we divested our interests in the Katz Unit, Goldsmith Landreth San Andres Unit, Tall Cotton Field and Reinecke Unit, along with certain shallow interests in the Diamond M Field, all located in the Permian Basin, and received a leasehold interest in an undeveloped leasehold directly adjacent to the SACROC Unit. In addition to the leasehold interest, we received $18 million of cash proceeds in 2024 from this divestiture, net of working capital adjustments, which is classified as an investing activity within “Other, net” on our consolidated statement of cash flows, and recorded a gain of $40 million during the year ended December 31, 2024, which is reported within “Other income, net” on our consolidated statement of income and includes the effect of a $33 million reduction in our asset retirement obligations that were transferred to the buyer. Of the gain recorded, $41 million was recognized during the six months ended June 30, 2024. The assets were included in our CO2 business segment.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2025	December 31, 2024
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	650	331
Current portion of senior notes
4.30% due June 2025	—	1,500
Trust I preferred securities, 4.75%, due March 2028(b)	111	111
Current portion of other debt	27	67
Total current portion of debt	788	2,009

Long-term debt (excluding current portion)
Senior notes	31,142	29,221
EPC Building, LLC, promissory note, 3.967%, due 2023 through 2035	279	289
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	157	159
Total long-term debt	31,688	29,779
Total debt(c)	$32,476	$31,788
(a)Weighted average interest rate on borrowings at June 30, 2025 and December 31, 2024 was 4.65% and 4.60%, respectively.
(b)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(c)Excludes our “Debt fair value adjustments” which, as of June 30, 2025 and December 31, 2024, increased our total debt balances by $183 million and $102 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

On May 1, 2025, we issued in a registered offering, two series of senior notes consisting of $1,100 million aggregate principal amount of 5.15% senior notes due 2030 and $750 million aggregate principal amount of 5.85% senior notes due 2035 and received combined net proceeds of $1,834 million.

Credit Facilities and Restrictive Covenants

As of June 30, 2025, we had no borrowings outstanding under our credit facility, $650 million borrowings outstanding under our commercial paper program and $11 million in letters of credit. Our availability under our credit facility as of June 30, 2025 was $2.8 billion. For the periods ended June 30, 2025 and 2024, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2025		December 31, 2024
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,659	$32,041	$31,890	$30,794
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $213 million and $201 million as of June 30, 2025 and December 31, 2024, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2025 and December 31, 2024.

4. Stockholders’ Equity

Class P Common Stock

Dividends

The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Per share cash dividend declared for the period	$0.2925	$0.2875	$0.585	$0.575
Per share cash dividend paid in the period	0.2925	0.2875	0.58	0.57

On July 16, 2025, our board of directors declared a cash dividend of $0.2925 per share for the quarterly period ended June 30, 2025, which is payable on August 15, 2025 to shareholders of record as of the close of business on July 31, 2025.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2024	$(33)	$(62)	$(95)
Other comprehensive gain (loss) before reclassifications	123	(3)	120
Gain reclassified from accumulated other comprehensive loss	(49)	—	(49)
Net current-period change in accumulated other comprehensive loss	74	(3)	71
Balance as of June 30, 2025	$41	$(65)	$(24)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2023	$(44)	$(173)	$(217)
Other comprehensive (loss) gain before reclassifications	(81)	14	(67)
Loss reclassified from accumulated other comprehensive loss	22	—	22
Net current-period change in accumulated other comprehensive loss	(59)	14	(45)
Balance as of June 30, 2024	$(103)	$(159)	$(262)

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

Energy Commodity Price Risk Management

As of June 30, 2025, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(16.5)	MMBbl
Natural gas fixed price	(55.4)	Bcf
Natural gas basis	(39.4)	Bcf
Derivatives not designated as hedging contracts
Crude oil fixed price	(1.4)	MMBbl
Crude oil basis	(1.5)	MMBbl
Natural gas fixed price	(10.9)	Bcf
Natural gas basis	(41.5)	Bcf
NGL fixed price	(1.6)	MMBbl

As of June 30, 2025, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$3,500	Fair value hedge	March 2035
Derivatives not designated as hedging instruments
Variable-to-fixed interest rate contracts	$1,500	Mark-to-Market	December 2025
(a)Included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$49	$10	$(16)	$(46)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	28	9	(1)	(8)
Subtotal	77	19	(17)	(54)
Interest rate contracts
Other current assets/(Other current liabilities)	2	1	(35)	(51)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	39	19	(117)	(203)
Subtotal	41	20	(152)	(254)
Foreign currency contracts
Other current assets/(Other current liabilities)	—	—	(8)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	50	—	—	(26)
Subtotal	50	—	(8)	(29)
Total	168	39	(177)	(337)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	16	14	(38)	(35)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	1	(7)	(15)
Subtotal	20	15	(45)	(50)
Interest rate contracts
Other current assets/(Other current liabilities)	3	4	—	—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	4	—	(2)
Subtotal	3	8	—	(2)
Total	23	23	(45)	(52)
Total derivatives	$191	$62	$(222)	$(389)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2025
Energy commodity derivative contracts(b)	$15	$82	$—	$97	$(24)	$—	$73
Interest rate contracts	—	44	—	44	(8)	—	36
Foreign currency contracts	—	50	—	50	—	—	50
As of December 31, 2024
Energy commodity derivative contracts(b)	$6	$29	$—	$35	$(19)	$—	$16
Interest rate contracts	—	27	—	27	—	—	27

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2025
Energy commodity derivative contracts(b)	$(14)	$(48)	$—	$(62)	$24	$24	$(14)
Interest rate contracts	—	(152)	—	(152)	8	—	(144)
Foreign currency contracts	—	(8)	—	(8)	—	—	(8)
As of December 31, 2024
Energy commodity derivative contracts(b)	$(17)	$(89)	$—	$(106)	$19	$52	$(35)
Interest rate contracts	—	(254)	—	(254)	—	—	(254)
Foreign currency contracts	—	(29)	—	(29)	—	—	(29)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivative and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(In millions)
Interest rate contracts	Interest, net	$41	$1	$121	$(55)

Hedged fixed rate debt(a)	Interest, net	$(41)	$—	$(120)	$57
(a)As of June 30, 2025, the cumulative amount of fair value hedging adjustments resulted in a decrease of $121 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
	2025	2024		2025	2024
	(In millions)			(In millions)
Energy commodity derivative contracts	$120	$(12)	Revenues—Commodity sales	$10	$(27)
			Costs of sales	—	(2)
Foreign currency contracts	50	(3)	Other, net	49	(4)
Total	$170	$(15)	Total	$59	$(33)

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivative(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
	2025	2024		2025	2024
	(In millions)			(In millions)
Energy commodity derivative contracts	$90	$(105)	Revenues—Commodity sales	$(6)	$(7)
			Costs of sales	(1)	(9)
Interest rate contracts	—	13	Interest, net	—	4
Foreign currency contracts	70	(13)	Other, net	72	(17)
Total	$160	$(105)	Total	$65	$(29)
(a)We expect to reclassify approximately $37 million of gains associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2025 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$13	$2	$16	$(9)
	Costs of sales	63	(18)	(20)	(32)
	Earnings from equity investments	2	—	—	—
Interest rate contracts	Interest, net	—	—	(2)	(2)
Total(a)		$78	$(16)	$(6)	$(43)
(a)The three and six months ended June 30, 2025 amounts include approximate losses of $15 million and $16 million, respectively, and the three and six months ended June 30, 2024 amounts include approximate losses of $14 million and approximate gains of $10 million, respectively, associated with natural gas, crude and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2025 and December 31, 2024, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2025 and December 31, 2024, we had cash margins of $94 million and $104 million, respectively, posted by us with our counterparties as collateral and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The cash margin balance at June 30, 2025 represents the initial margin requirements of $70 million, and variation margin requirements of $24 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2025, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source and type of revenue for each revenue source:

	Three Months Ended June 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,018	$47	$228	$1	$(1)	$1,293
Fee-based services	281	278	99	10	(2)	666
Total services	1,299	325	327	11	(3)	1,959
Commodity sales
Natural gas sales	870	—	—	11	(2)	879
Product sales	211	305	16	210	(2)	740
Other sales	7	—	—	22	(1)	28
Total commodity sales	1,088	305	16	243	(5)	1,647
Total revenues from contracts with customers	2,387	630	343	254	(8)	3,606
Other revenues(c)
Leasing services(d)	113	55	190	18	—	376
Derivatives adjustments on commodity sales	9	—	—	14	—	23
Other	27	6	—	4	—	37
Total other revenues	149	61	190	36	—	436
Total revenues	$2,536	$691	$533	$290	$(8)	$4,042

	Three Months Ended June 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$920	$49	$215	$—	$(1)	$1,183
Fee-based services	257	276	115	10	(1)	657
Total services	1,177	325	330	10	(2)	1,840
Commodity sales
Natural gas sales	455	—	—	10	(1)	464
Product sales	211	392	15	266	(1)	883
Other sales	6	—	—	20	—	26
Total commodity sales	672	392	15	296	(2)	1,373
Total revenues from contracts with customers	1,849	717	345	306	(4)	3,213
Other revenues(c)
Leasing services(d)	114	53	164	17	—	348
Derivatives adjustments on commodity sales	5	—	—	(30)	—	(25)
Other	25	6	—	5	—	36
Total other revenues	144	59	164	(8)	—	359
Total revenues	$1,993	$776	$509	$298	$(4)	$3,572

	Six Months Ended June 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$2,091	$100	$445	$1	$(2)	$2,635
Fee-based services	582	535	200	20	(3)	1,334
Total services	2,673	635	645	21	(5)	3,969
Commodity sales
Natural gas sales	1,850	—	—	27	(4)	1,873
Product sales	473	606	32	453	(4)	1,560
Other sales	14	—	—	53	(1)	66
Total commodity sales	2,337	606	32	533	(9)	3,499
Total revenues from contracts with customers	5,010	1,241	677	554	(14)	7,468
Other revenues(c)
Leasing services(d)	225	100	374	35	—	734
Derivatives adjustments on commodity sales	6	—	—	4	—	10
Other	49	13	—	9	—	71
Total other revenues	280	113	374	48	—	815
Total revenues	$5,290	$1,354	$1,051	$602	$(14)	$8,283

	Six Months Ended June 30, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services(b)	$1,912	$107	$427	$—	$(2)	$2,444
Fee-based services	528	524	224	22	(2)	1,296
Total services	2,440	631	651	22	(4)	3,740
Commodity sales
Natural gas sales	1,073	—	—	22	(3)	1,092
Product sales	434	756	28	533	(2)	1,749
Other sales	12	—	—	31	(1)	42
Total commodity sales	1,519	756	28	586	(6)	2,883
Total revenues from contracts with customers	3,959	1,387	679	608	(10)	6,623
Other revenues(c)
Leasing services(d)	229	106	326	29	—	690
Derivatives adjustments on commodity sales	47	(1)	—	(62)	—	(16)
Other	94	12	—	11	—	117
Total other revenues	370	117	326	(22)	—	791
Total revenues	$4,329	$1,504	$1,005	$586	$(10)	$7,414
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

Contract Balances

As of June 30, 2025 and December 31, 2024, our contract asset balances were $26 million and $15 million, respectively. Of the contract asset balance at December 31, 2024, $7 million was transferred to accounts receivable during the six months ended June 30, 2025. As of June 30, 2025 and December 31, 2024, our contract liability balances were $432 million and $377 million, respectively. Of the contract liability balance at December 31, 2024, $52 million was recognized as revenue during the six months ended June 30, 2025.

In addition to our contract balances above, we also had lease contract liabilities associated with prepaid fixed reservation charges under a long-term terminaling contract totaling $559 million and $587 million as of June 30, 2025 and December 31, 2024, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue allocated to remaining performance obligations for contracted revenue that has not yet been recognized, representing our “contractually committed” revenue as of June 30, 2025 that we will invoice or transfer from contract liabilities and recognize in future periods:

Year	Estimated Revenue
(In millions)
Six months ended December 31, 2025	$2,678
2026	4,872
2027	4,022
2028	3,467
2029	3,056
Thereafter	18,051
Total	$36,146

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

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the three and six months ended June 30, 2025 and 2024, and therefore is included within Segment EBDA. As a result, Segment EBDA for the three and six months ended June 30, 2024 has been adjusted to conform to the current presentation in the tables below.

Financial information by segment follows:

	Three Months Ended June 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,531	$691	$531	$289	$—	$4,042
Intersegment revenues	5	—	2	1	(8)	—
Total revenues	2,536	691	533	290	(8)	4,042
Costs of sales	(890)	(292)	(14)	(21)
Labor	(84)	(33)	(69)	(14)
Fuel and power	(20)	(22)	(5)	(34)
Field - non-labor(a)	(231)	(60)	(136)	(64)
Taxes, other than income taxes	(73)	(11)	(14)	(12)
Earnings from equity investments	185	15	2	4
Other segment items(b)	13	1	3	1
Total Segment EBDA(c)	$1,436	$289	$300	$150		2,175
DD&A						(616)
General and administrative and corporate charges						(188)
Interest, net						(452)
Income tax expense						(177)
Net income						$742

Other segment activity information:
DD&A	$294	$97	$129	$88	$8	$616
Capital expenditures	409	58	77	88	15	647

	Three Months Ended June 30, 2024
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$1,990	$776	$508	$298	$—	$3,572
Intersegment revenues	3	—	1	—	(4)	—
Total revenues	1,993	776	509	298	(4)	3,572
Costs of sales	(567)	(373)	(12)	(19)
Labor	(80)	(32)	(68)	(13)
Fuel and power	(19)	(22)	(5)	(32)
Field - non-labor(a)	(213)	(52)	(139)	(62)
Taxes, other than income taxes	(69)	(11)	(14)	(14)
Earnings from equity investments	175	12	2	6
Other segment items(b)	(1)	—	8	40
Total Segment EBDA(d)(e)	$1,219	$298	$281	$204		2,002
DD&A						(584)
General and administrative and corporate charges						(184)
Interest, net						(464)
Income tax expense						(168)
Net income						$602

Other segment activity information:
DD&A	$275	$90	$125	$89	$5	$584
Capital expenditures	350	51	104	66	10	581

	Six Months Ended June 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$5,281	$1,354	$1,047	$601	$—	$8,283
Intersegment revenues	9	—	4	1	(14)	—
Total revenues	5,290	1,354	1,051	602	(14)	8,283
Costs of sales	(2,035)	(585)	(29)	(48)
Labor	(164)	(65)	(139)	(26)
Fuel and power	(39)	(43)	(11)	(66)
Field - non-labor(a)	(422)	(108)	(276)	(117)
Taxes, other than income taxes	(145)	(23)	(27)	(25)
Earnings from equity investments	381	31	4	10
Other segment items(b)	23	1	2	1
Total Segment EBDA(c)	$2,889	$562	$575	$331		4,357
DD&A						(1,226)
General and administrative and corporate charges						(380)
Interest, net						(903)
Income tax expense						(363)
Net income						$1,485

Other segment activity information:
DD&A	$581	$193	$258	$181	$13	$1,226
Capital expenditures	902	139	153	185	34	1,413

	Six Months Ended June 30, 2024
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$4,323	$1,504	$1,002	$585	$—	$7,414
Intersegment revenues	6	—	3	1	(10)	—
Total revenues	4,329	1,504	1,005	586	(10)	7,414
Costs of sales	(1,298)	(722)	(22)	(40)
Labor	(158)	(63)	(135)	(26)
Fuel and power	(39)	(42)	(10)	(67)
Field - non-labor(a)	(390)	(94)	(274)	(119)
Taxes, other than income taxes	(138)	(22)	(28)	(28)
Earnings from equity investments	382	27	4	13
Other segment items(b)	37	—	10	41
Total Segment EBDA(d)(e)	$2,725	$588	$550	$360		4,223
DD&A						(1,171)
General and administrative and corporate charges						(364)
Interest, net						(936)
Income tax expense						(377)
Net income						$1,375

Other segment activity information:
DD&A	$550	$179	$252	$178	$12	$1,171
Capital expenditures	711	101	210	145	33	1,200

	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Segment balance sheet information:
As of June 30, 2025
Investments	$7,258	$394	$132	$70	$—	$7,854
Other intangibles, net	816	552	14	436	—	1,818
Total assets(f)	51,463	8,549	7,974	3,636	749	72,371
As of December 31, 2024
Investments	$7,252	$387	$132	$74	$—	$7,845
Other intangibles, net	687	597	18	458	—	1,760
Total assets(f)	50,402	8,639	8,086	3,583	697	71,407
(a)Includes outside services, pipeline integrity maintenance, materials and supplies and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to gains and losses associated with divestitures, impairments and/or equity investments, as applicable.
(c)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts for the three and six months ended June 30, 2025 of $89 million and $9 million, none and $(1) million and $5 million and $4 million, respectively, for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.
(d)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts for the three and six months ended June 30, 2024 of $(4) million and $(43) million, none and $(1) million, and $1 million and $(7) million, respectively, for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.

(e)Segment EBDA previously reported (before reclassifications) for the three and six months ended June 30, 2024 was $1,227 million and $2,741 million, $301 million and $593 million, $281 million and $550 million, and $206 million and $364 million, respectively, for our Natural Gas Pipelines, Products Pipelines, Terminals, and CO2 business segments, respectively.
(f)Corporate includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as IT, telecommunications equipment and legacy activity) not allocated to our reportable segments.

We do not attribute interest and debt expense to any of our reportable business segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except percentages)
Income tax expense	$177	$168	$363	$377
Effective tax rate	19.3%	21.8%	19.6%	21.5%

The effective tax rate for the three months ended June 30, 2025 is lower than the statutory federal rate of 21% primarily due to (i) an adjustment to our deferred tax liability as a result of modified income allocations; and (ii) dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings LLC and Products (SE) Pipe Line Company (PPL), partially offset by state income taxes.

The effective tax rate for the six months ended June 30, 2025 is lower than the statutory federal rate of 21% primarily due to (i) the recognition of investment tax credits generated by a biogas project; (ii) an adjustment to our deferred tax liability as a result of modified income allocations; and (iii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and PPL, partially offset by state income taxes.

The effective tax rate for the three ended June 30, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and PPL.

The effective tax rate for the six months ended June 30, 2024 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by (i) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC and PPL; and (ii) an adjustment to our deferred tax liability as a result of a reduction in the state tax rate.

Subsequent Event

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA) that includes tax reform provisions that amend, eliminate and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate. Based on our current projections, we anticipate the impact will defer the payment of a significant portion of our current federal tax for multiple years. However, because our tax provision is based on both current and deferred tax, we believe the impact to our income statement will be immaterial.

9.   Litigation and Environmental

We and our subsidiaries are parties to various legal, regulatory and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account accrued liabilities and insurance, that the ultimate resolution of such items will not have a material adverse impact to our financial position, cash flows or operating results, unless otherwise indicated below. We believe we have numerous and substantial defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose the following contingencies where an adverse outcome may be material or, in the judgment of management, we conclude the matter should otherwise be disclosed.

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee against Eni S.p.A. after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations that were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer Angola LNG Supply Services LLC, a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal. GLNG elected not to pursue further recourse to the state Court of Appeals, which is the state’s highest appellate court, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and entered judgment dismissing all of Eni S.p.A.’s claims with prejudice on September 15, 2023. On September 24, 2024, the Appellate Division affirmed the entry of summary judgment in GLNG’s favor. On January 16, 2025, Eni S.p.A. filed a motion for leave to appeal to the Court of Appeals which we opposed and remains pending.

Freeport LNG Winter Storm Litigation

On September 13, 2021, Freeport LNG Marketing, LLC (Freeport) filed a lawsuit against Kinder Morgan Texas Pipeline LLC and Kinder Morgan Tejas Pipeline LLC in the 133rd District Court of Harris County, Texas (Case No. 2021-58787) alleging that defendants breached the parties’ base contract for sale and purchase of natural gas by failing to repurchase natural gas nominated by Freeport between February 10-22, 2021 during Winter Storm Uri. We deny that we were obligated to repurchase natural gas from Freeport given our declaration of force majeure during the storm and our compliance with emergency orders issued by the Railroad Commission of Texas providing heightened priority for the delivery of gas to human needs customers. Freeport alleges that it is owed approximately $104 million, plus attorney fees and interest. On October 24, 2022, the trial court granted our motion for summary judgment on all of Freeport’s claims. On November 21, 2022, Freeport filed a notice of appeal to the 14th Court of Appeals. On April 15, 2025, the 14th Court of Appeals reversed and remanded the case to the trial court for further proceedings to resolve disputed issues of material fact. We believe we have numerous and substantial defenses and intend to continue to vigorously defend this case.

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits which are now contested on a class-wide basis in the lawsuit. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III all challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits under one or more of the six claims asserted in the complaint. On July 25, 2024, the Court decided the parties’ respective cross-motions for summary judgment. The Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based upon the Court’s finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V because the Court found that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based upon its determination that the claim is moot given that the Court allowed plaintiffs’ motion as to Counts IV and V. The Court’s decision on partial summary judgment did not address the extent of potential plan liabilities for past or future benefits or other potential damages or equitable relief. On March 11, 2025, the case was mediated without resolution. On June 3, 2025, the Court established a briefing schedule through September 2025 to address potential remedies for Claims III, IV and V. We anticipate plaintiffs will seek equitable and other relief including early retirement benefits, monetary damages or other equitable relief in excess of $100 million. We intend to vigorously oppose the form and scope of relief sought by the plaintiffs. We believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over multiple years.

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

We are currently involved in several governmental proceedings involving alleged violations of local, state and federal environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. These alleged violations may result in fines and penalties, but except as disclosed herein we do not believe any such fines and penalties will be material to our financial position, cash flows or operating results, individually or in the aggregate. We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under state or federal administrative orders or related remediation programs. We have accrued for costs associated with the remediation efforts.

In addition, we are involved with and have been identified as a potentially responsible party (PRP) in several federal and state Superfund sites. Environmental liabilities have been established for those sites where our contribution is probable and reasonably estimable. Because costs associated with remedial plans are generally expected to be spread over at least several years, we do not anticipate that our share of the cost of remediation will have a material adverse impact to our financial position, cash flows or operating results. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, crude oil, NGL, natural gas or CO2, including natural resource damage (NRD) claims.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey in a captioned USA v. Alden Leeds, et al. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a Motion to Enter Consent Decree in the U.S. District Court. On January 16, 2025, the U.S. District Court entered the Consent Decree. After which time, the Consent Decree was appealed to the U.S. Court of Appeals for the Third Circuit by two PRPs alleging, inter alia, that the Consent Decree is not procedurally and substantively fair, reasonable, and consistent with the purpose of CERCLA.

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

General

As of June 30, 2025 and December 31, 2024, we had liabilities of $185 million and $188 million, respectively, recorded for environmental matters. In addition, as of both June 30, 2025 and December 31, 2024, we had receivables of $10 million, recorded for expected cost recoveries that have been deemed probable.

Challenge to Federal “Good Neighbor Plan”

On July 14, 2023, we filed a Petition for Review against the EPA and others in the U.S. Court of Appeals for the District of Columbia Circuit (the DC Circuit) seeking review of the EPA’s final action promulgating a federal implementation plan to address certain interstate transport requirements of the Clean Air Act for the 2015 8-hour Ozone National Ambient Air Quality Standards (NAAQS), known as the “Good Neighbor Plan” (the Plan) (Kinder Morgan, Inc., et al. v. EPA, et al. consolidated into Utah, et al. v. EPA, et al.). On October 13, 2023, in combination with other parties, we filed an Emergency Application for Stay of Final Agency Action in the United States Supreme Court (Kinder Morgan, Inc., et al. v. EPA, et al. consolidated into Ohio, et al. v. EPA, et al.), which the court granted on June 27, 2024, ruling that enforcement of the Plan shall be stayed pending the disposition of the case on the merits by the DC Circuit and any subsequent timely appeals.

Subsequently, the EPA filed a Motion for Remand asking the DC Circuit to remand without vacatur the Plan to the EPA for voluntary reconsideration, explaining that the “EPA has identified specific issues with the Rule that make reconsideration appropriate, including issues raised by Petitioners in this litigation.” On April 14, 2025, the DC Circuit held the case in abeyance pending further order of the court and ordered the parties to file periodic status reports until the EPA completes its review of the Plan.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2024 Form 10-K; (ii) our management’s discussion and analysis of financial condition and results of operations included in our 2024 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report and in our 2024 Form 10-K; and (iv) “Risk Factors” in this report, in Part II, Item 1A in our March 31, 2025 Form 10-Q and in Part I, Item 1 in our 2024 Form 10-K.

Acquisition

The following acquisition was made during the 2025 period. See Note 2. “Acquisitions and Divestiture” to our consolidated financial statements for further information on this transaction.

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

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the three and six months ended June 30, 2025 and 2024, and therefore is included within Segment EBDA. As a result, Segment EBDA for the three and six months ended June 30, 2024 has been adjusted to conform to the current presentation in the following MD&A tables. The adjustments were not material.

GAAP Financial Measures

Our Consolidated Earnings Results for the three and six months ended June 30, 2025 and 2024 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, information technology, human resources, and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically either (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), or (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation and casualty losses). (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the three and six months ended June 30, 2025 and 2024, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Certain Items
Change in fair value of derivative contracts(a)	$(95)	$2	$(11)	$52
Gain on divestitures(b)	—	(41)	—	(70)
Income tax Certain Items(c)	(2)	10	(37)	1
Other	1	2	1	2
Total Certain Items(d)(e)	$(96)	$(27)	$(47)	$(15)
(a)Gains or losses are reflected within non-GAAP financial measures when realized.
(b)2024 amounts for each of the three and six-month periods include a gain of $41 million on the divestiture of CO2 assets and a gain of $29 million for the six-month period only on the divestiture of Oklahoma midstream assets.
(c)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(d)2025 amounts for the three and six-month periods include the $(2) million and none, respectively, reported within “Earnings from equity investments” on the accompanying consolidated statement of income of “Change in fair value of derivative contracts.”
(e)Amounts for the periods ending June 30, 2025 and 2024 include $(1) million for each of the three-month periods and $1 million for each of the six-month periods reported within “Interest, net” on the accompanying consolidated statements of income of “Change in fair value of derivative contracts.”

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

Adjusted Segment EBDA

Adjusted Segment EBDA is calculated by adjusting segment earnings before DD&A, general and administrative expenses and corporate charges, interest expense, and income taxes (Segment EBDA) for Certain Items attributable to the segment. Adjusted Segment EBDA is used by management in its analysis of segment performance and management of our business. We believe Adjusted Segment EBDA is a useful performance metric because it provides management, investors and other external users of our financial statements additional insight into performance trends across our business segments, our segments’ relative contributions to our consolidated performance and the ability of our segments to generate earnings on an ongoing basis. Adjusted Segment EBDA is also used as a factor in determining compensation under our annual incentive compensation program for our business segment presidents and other business segment employees. We believe it is useful to investors because it is a measure that management uses to allocate resources to our segments and assess each segment’s performance. See “—Segment Earnings Results” below.

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A, amortization of basis differences related to our joint ventures, income tax expense, and interest. We also include amounts from joint ventures for income taxes and DD&A (see “—Amounts associated with Joint Ventures” below). Adjusted EBITDA is used by management, investors and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

Amounts associated with Joint Ventures

Certain Items and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculation of Adjusted EBITDA related to our unconsolidated and consolidated joint ventures include DD&A, amortization of basis differences, and income tax expense with respect to the joint ventures as those included in the calculation of Adjusted EBITDA for our wholly-owned consolidated subsidiaries; further, we remove the portion of these adjustments attributable to non-controlling interests. (See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculation of Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses or cash flows of such unconsolidated joint ventures.

Net Debt

Net Debt is calculated, based on amounts as of June 30, 2025, by subtracting the following amounts from our debt balance of $32,659 million: (i) cash and cash equivalents of $82 million; (ii) debt fair value adjustments of $183 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $46 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2025	2024	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$4,042	$3,572	$470	13%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,211)	(967)	(244)	(25)%
Operations and maintenance	(773)	(741)	(32)	(4)%
DD&A	(616)	(584)	(32)	(5)%
General and administrative	(188)	(179)	(9)	(5)%
Taxes, other than income taxes	(111)	(109)	(2)	(2)%
Other income, net	9	46	(37)	(80)%
Total Operating Costs, Expenses and Other	(2,890)	(2,534)	(356)	(14)%
Operating Income	1,152	1,038	114	11%
Other Income (Expense)
Earnings from equity investments	206	195	11	6%
Interest, net	(452)	(464)	12	3%
Other, net	13	1	12	1,200%
Total Other Expense	(233)	(268)	35	13%
Income Before Income Taxes	919	770	149	19%
Income Tax Expense	(177)	(168)	(9)	(5)%
Net Income	742	602	140	23%
Net Income Attributable to Noncontrolling Interests	(27)	(27)	—	—%
Net Income Attributable to Kinder Morgan, Inc.	$715	$575	$140	24%
Basic and diluted earnings per share	$0.32	$0.26	$0.06	23%
Basic and diluted weighted average shares outstanding	2,222	2,219	3	—%
Declared dividends per share	$0.2925	$0.2875	$0.005	2%

	Six Months Ended June 30,
	2025	2024	Earnings increase/(decrease)
	(In millions, except percentages)
Revenues	$8,283	$7,414	$869	12%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(2,687)	(2,074)	(613)	(30)%
Operations and maintenance	(1,484)	(1,421)	(63)	(4)%
DD&A	(1,226)	(1,171)	(55)	(5)%
General and administrative	(375)	(354)	(21)	(6)%
Taxes, other than income taxes	(223)	(220)	(3)	(1)%
Other income, net	9	87	(78)	(90)%
Total Operating Costs, Expenses and Other	(5,986)	(5,153)	(833)	(16)%
Operating Income	2,297	2,261	36	2%
Other Income (Expense)
Earnings from equity investments	426	426	—	—%
Interest, net	(903)	(936)	33	4%
Other, net	28	1	27	2,700%
Total Other Expense	(449)	(509)	60	12%
Income Before Income Taxes	1,848	1,752	96	5%
Income Tax Expense	(363)	(377)	14	4%
Net Income	1,485	1,375	110	8%
Net Income Attributable to Noncontrolling Interests	(53)	(54)	1	2%
Net Income Attributable to Kinder Morgan, Inc.	$1,432	$1,321	$111	8%
Basic and diluted earnings per share	$0.64	$0.59	$0.05	8%
Basic and diluted weighted average shares outstanding	2,222	2,219	3	—%
Declared dividends per share	$0.585	$0.575	$0.01	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and six-month periods ended June 30, 2025 and 2024:

Revenues

Revenues increased $470 million and $869 million for the three and six months ended June 30, 2025, respectively, as compared to the respective prior year periods.

The increases were primarily due to (i) increases in natural gas sales of $415 million and $781 million, respectively, due to higher natural gas commodity prices and volumes; (ii) increases in services revenues of $119 million and $229 million, respectively, resulting from higher volumes, primarily driven by increased demand for services and expansion projects placed into service, higher rates and assets acquired in February 2025; and (iii) an increase in other sales for the six-month period of $24 million driven by higher RIN sales. Revenues were further increased by $48 million and $26 million, respectively, for the impacts of derivative contracts used to hedge commodity sales. These increases in revenues were partially offset by lower product sales of $143 million and $189 million, respectively, driven primarily by lower crude oil prices and volumes and by asset divestitures in 2024 partially offset by assets acquired in 2024. The increase in sales revenues had corresponding increases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales increased $244 million and $613 million for the three and six months ended June 30, 2025, respectively, as compared to the respective prior year periods. The increases, which are net of the impact of our divested assets for the six-month period, were primarily due to higher costs of sales for natural gas of $417 million and $724 million, respectively, primarily due to higher commodity prices and volumes. These increases were partially offset by lower costs of sales for products of $93 million and $104 million, respectively, driven by lower commodity prices, to a greater extent in the three-month period, and volumes, to a greater extent in the six-month period, and decreases in costs of sales of $83 million and $20 million, respectively, related to derivative contracts used to hedge commodity purchases.

Operations and Maintenance

Operations and maintenance increased $32 million and $63 million for the three and six months ended June 30,2025, respectively, as compared to the respective prior year periods. The increases were primarily driven by greater activity levels, including from expansions, and inflation, including labor and fuel costs. The increase in the six-month period was also driven by higher integrity costs.

Other Income, net

Other Income, net decreased $37 million and $78 million for the three and six months ended June 30, 2025, respectively, as compared to the respective prior year periods. The decreases were primarily the result of a gain on the divestiture of CO2 assets during 2024. The decrease in the six-month period was also driven by a gain on the divestiture of Oklahoma midstream assets in 2024.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount.  Our interest expense, net decreased $12 million and $33 million for the three and six months ended June 30, 2025, respectively, compared to the respective prior year periods. The decreases were primarily due to lower interest rates associated with our fixed-to-variable interest rate swap agreements partially offset by higher average long-term debt balances.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$715	$575	$1,432	$1,321
Certain Items(a)
Change in fair value of derivative contracts	(95)	2	(11)	52
Gain on divestitures	—	(41)	—	(70)
Income tax Certain Items	(2)	10	(37)	1
Other	1	2	1	2
Total Certain Items	(96)	(27)	(47)	(15)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$619	$548	$1,385	$1,306

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$715	$575	$1,432	$1,321
Total Certain Items(b)	(96)	(27)	(47)	(15)
Net income allocated to participating securities	(4)	(3)	(8)	(7)
Adjusted Net Income Attributable to Common Stock	$615	$545	$1,377	$1,299

Adjusted EPS	$0.28	$0.25	$0.62	$0.59

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$715	$575	$1,432	$1,321
Total Certain Items(b)	(96)	(27)	(47)	(15)
DD&A	616	584	1,226	1,171
Income tax expense(c)	179	158	400	376
Interest, net(d)	453	465	902	935
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(e)	100	99	200	197
Remove consolidated joint venture partners’ DD&A	(16)	(15)	(31)	(31)
Unconsolidated joint venture income tax expense(f)	21	19	47	41
Adjusted EBITDA	$1,972	$1,858	$4,129	$3,995
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)To avoid duplication, adjustments for income tax expense for the periods ended June 30, 2025 and 2024 exclude $(2) million and $10 million for the three-month periods, respectively, and $(37) million and $1 million for the six-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(d)To avoid duplication, adjustments for interest, net for the periods ended June 30, 2025 and 2024 exclude $(1) million for each of the three-month periods and $1 million for each of the six-month periods which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
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

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc., DCF and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$619	$548	$1,385	$1,306
Adjusted EBITDA	1,972	1,858	4,129	3,995

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$71		$79
Adjusted EBITDA	$114		$134

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $71 million and $79 million for the three and six months ended June 30, 2025, respectively, as compared to the respective prior year periods. The increases resulted primarily from favorable earnings in our Natural Gas Pipelines business segment, which was also a primary driver of the increase in Adjusted EBITDA of $114 million and $134 million, respectively.

General and Administrative and Corporate Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
General and administrative	$(188)	$(179)	$(375)	$(354)
Corporate charges	—	(5)	(5)	(10)
Certain Items(a)	1	2	1	2
General and administrative and corporate charges	$(187)	$(182)	$(379)	$(362)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(9)		$(21)
Corporate charges	5		5
Total	$(4)		$(16)
(a)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

General and administrative expenses increased $9 million and $21 million, and corporate charges decreased $5 million and $5 million for the three and six months ended June 30, 2025, respectively, when compared with the respective prior year periods. The combined changes primarily include higher benefit-related and labor costs partially offset by lower pension costs. The six-month period increase also includes higher legal costs.

Segment Earnings Results

Natural Gas Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except operating statistics)
Revenues	$2,536	$1,993	$5,290	$4,329
Costs of sales	(890)	(567)	(2,035)	(1,298)
Other operating expenses(a)	(408)	(381)	(770)	(725)
Other income	6	1	7	39
Earnings from equity investments	185	175	381	382
Other, net	7	(2)	16	(2)
Segment EBDA	1,436	1,219	2,889	2,725
Certain Items:
Change in fair value of derivative contracts	(89)	4	(9)	43
Gain on divestiture	—	—	—	(29)
Certain Items(b)	(89)	4	(9)	14
Adjusted Segment EBDA	$1,347	$1,223	$2,880	$2,739

Change from prior period	Increase/(Decrease)
Segment EBDA	$217		$164
Adjusted Segment EBDA	$124		$141

Volumetric data(c)
Transport volumes (BBtu/d)	44,585	43,123	45,277	43,832
Sales volumes (BBtu/d)	2,832	2,459	2,716	2,528
Gathering volumes (BBtu/d)	3,931	4,203	3,953	4,194
NGLs (MBbl/d)	39	42	35	39
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2025 and 2024 Certain Items of (i) $(87) million and $4 million for the three-month periods, respectively, and $(9) million and $14 million for the six-month periods, respectively, are associated with our Midstream business and (ii) $(2) million for the 2025 three-month period is associated with our East business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Midstream	$524	$389	$969	$889
East	679	617	1,425	1,358
West	233	213	495	478
Total Natural Gas Pipelines	$1,436	$1,219	$2,889	$2,725

Change from prior period	Increase/(Decrease)
Midstream	$135		$80
East	$62		$67
West	$20		$17

The changes in Natural Gas Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2025 and 2024 are explained by the following discussion:

•The $135 million (35%) and $80 million (9%) increases, respectively, in Midstream resulted from the impact of non-cash mark-to-market derivative contracts used to hedge forecasted commodity sales and purchases, primarily decreasing costs of sales, to a greater extent in the three-month period, and increasing revenues in the six-month period, partially offset by a gain on sale of our Oklahoma assets in the six-month 2024 period, all of which we treated as Certain Items.

In addition, Midstream was favorably impacted by increased demand for our services on our Texas intrastate systems and contributions from the acquired Outrigger Energy assets on our Hiland Midstream assets. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

•The $62 million (10%) and $67 million (5%) increases, respectively, in East were impacted by, on TGP, expansion projects that went into service as well as increased demand for services partially offset by higher pipeline maintenance costs. The increase in the six-month period was further driven by, on TGP, lower legal costs in 2025 offset by an expired customer agreement on our Stagecoach assets and lower equity earnings from SNG that was driven primarily by an increase in legal costs.

•The $20 million (9%) and $17 million (4%) increases, respectively, in West were driven by a new service provided by Cheyenne Plains Gas Pipeline Company, L.L.C to its customers in 2025 and increased demand for its services.

Products Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except operating statistics)
Revenues	$691	$776	$1,354	$1,504
Costs of sales	(292)	(373)	(585)	(722)
Other operating expenses(a)	(126)	(117)	(239)	(221)
Other income	1	—	1	—
Earnings from equity investments	15	12	31	27
Segment EBDA	289	298	562	588
Certain Items:
Change in fair value of derivative contracts	—	—	1	1
Certain Items(b)	—	—	1	1
Adjusted Segment EBDA	$289	$298	$563	$589

Change from prior period	Increase/(Decrease)
Segment EBDA	$(9)		$(26)
Adjusted Segment EBDA	$(9)		$(26)

Volumetric data(c)
Gasoline(d)	1,016	1,009	975	965
Diesel fuel	369	354	353	345
Jet fuel	325	313	314	295
Total refined product volumes	1,710	1,676	1,642	1,605
Crude and condensate	503	493	490	475
Total delivery volumes (MBbl/d)	2,213	2,169	2,132	2,080
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2025 and 2024 Certain Items of $1 million for each of the six-month periods are associated with our Southeast Refined Products business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share.
(d)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Crude and Condensate	$56	$74	$109	$149
West Coast Refined Products	157	150	304	290
Southeast Refined Products	76	74	149	149
Total Products Pipelines	$289	$298	$562	$588

Change from prior period	Increase (Decrease)
Crude and Condensate	$(18)		$(40)
West Coast Refined Products	$7		$14
Southeast Refined Products	$2		$—

The changes in Products Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2025 and 2024 are explained by the following discussion:

•The $18 million (24%) and $40 million (27%) decreases, respectively, in Crude and Condensate were driven by the expiration of legacy crude contracts in advance of the Double H pipeline conversion to NGL service on our Bakken Crude assets. The decrease in the six-month period was also driven by a planned ten-year turnaround in the first quarter 2025 at our KM Condensate Processing facility. Our Crude and Condensate business also had lower revenues with a corresponding decrease in costs of sales, resulting primarily from decreased prices and volumes.

•The $14 million (5%) six-month period increase in West Coast Refined Products resulted from higher rates at our West Coast Terminals and higher transportation volumes partially offset by higher pipeline maintenance costs on our Pacific operations.

Terminals

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except operating statistics)
Revenues	$533	$509	$1,051	$1,005
Costs of sales	(14)	(12)	(29)	(22)
Other operating expenses	(224)	(226)	(453)	(447)
Other income	1	5	—	7
Earnings from equity investments	2	2	4	4
Other, net	2	3	2	3
Segment EBDA	$300	$281	$575	$550

Change from prior period	Increase/(Decrease)
Segment EBDA	$19		$25

Volumetric data(a)
Liquids leasable capacity (MMBbl)	78.7	78.6	78.7	78.6
Liquids utilization %(b)	94.4%	94.3%	94.3%	94.1%
Bulk transload tonnage (MMtons)	12.8	14.1	25.3	27.7
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

Below are the changes in Terminals Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Jones Act tankers	$59	$46	$119	$91
Liquids	170	162	328	323
Bulk	71	72	128	134
Other	—	1	—	2
Total Terminals	$300	$281	$575	$550

Change from prior period	Increase/(Decrease)
Jones Act tankers	$13		$28
Liquids	$8		$5
Bulk	$(1)		$(6)
Other	$(1)		$(2)

The changes in Terminals Segment EBDA in the comparable three and six-month periods ended June 30, 2025 and 2024 are explained by the following discussion:

•The $13 million (28%) and $28 million (31%) increases, respectively, in Jones Act tankers were primarily due to higher average charter rates.

•The $8 million (5%) and $5 million (2%) increases, respectively, in Liquids were driven by contributions from expansion projects and higher rates primarily at our Houston Ship Channel facilities.

•The $6 million (4%) six-month period decrease in Bulk was driven primarily by the closure of our Houston Refining terminal, resulting from the closure of the Lyondell refinery in Houston in 2025, partially offset by lower demurrage costs at our International Marine Terminal.

CO2 (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except operating statistics)
Revenues	$290	$298	$602	$586
Costs of sales	(21)	(19)	(48)	(40)
Other operating expenses(a)	(124)	(121)	(234)	(240)
Other income	1	40	1	41
Earnings from equity investments	4	6	10	13
Segment EBDA	150	204	331	360
Certain Items:
Change in fair value of derivative contracts	(5)	(1)	(4)	7
Gain on divestitures	—	(41)	—	(41)
Certain Items(b)	(5)	(42)	(4)	(34)
Adjusted Segment EBDA	$145	$162	$327	$326

Change from prior period	Increase/(Decrease)
Segment EBDA	$(54)		$(29)
Adjusted Segment EBDA	$(17)		$1

Volumetric data(c)
SACROC oil production	18.42	18.91	18.84	19.01
Yates oil production	6.01	6.09	5.98	6.17
Other	1.09	1.20	1.09	1.22
Total oil production, net (MBbl/d)(d)	25.52	26.20	25.91	26.40
NGL sales volumes, net (MBbl/d)(d)	9.03	7.97	9.16	8.39
CO2 sales volumes, net (Bcf/d)	0.291	0.316	0.301	0.326
RNG sales volumes (BBtu/d)	12	9	10	8
Realized weighted average oil price ($ per Bbl)	$67.60	$69.47	$67.99	$69.08
Realized weighted average NGL price ($ per Bbl)	$32.08	$27.29	$33.74	$27.78
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2025 and 2024 Certain Items are associated with our Oil and Gas Producing activities. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Volumes for acquired assets are included for all periods presented, however, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.
(d)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Oil and Gas Producing activities	$105	$145	$222	$252
Source and Transportation activities	38	47	85	94
Subtotal	143	192	307	346
Energy Transition Ventures	7	12	24	14
Total CO2	$150	$204	$331	$360

Change from prior period	Increase/(Decrease)
Oil and Gas Producing activities	$(40)		$(30)
Source and Transportation activities	$(9)		$(9)
Energy Transition Ventures	$(5)		$10

The changes in CO2 Segment EBDA in the comparable three and six-month periods ended June 30, 2025 and 2024 are explained by the following discussion:

•The $40 million (28%) and $30 million (12%) decreases, respectively, in Oil and Gas Producing activities was driven by a $41 million gain on sale of oil and gas producing fields in the 2024 period partially offset, in the six-month period, by non-cash mark-to-market derivative hedge contracts which increased revenues, all of which we treated as Certain Items.

In addition, Oil and Gas Producing activities were unfavorably impacted by lower crude oil volumes and by assets divested in June 2024 partially offset by assets acquired in June 2024 and higher realized NGL prices and volumes. The three-month period decrease was also driven by lower crude oil prices.

•The $9 million (19%) and $9 million (10%) decreases, respectively, in Source and Transportation activities were driven by lower realized CO2 sales prices. The six-month period decrease was further driven by lower CO2 volumes partially offset by higher volumes on our Wink pipeline.

•The $10 million (71%) six-month period increase in Energy Transition Ventures was primarily due to higher RIN sales margin from increased volumes partially offset by lower prices.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to a lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2025:

	Remaining 2025	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$66.98	$64.63	$65.37	$64.51
Volume (MBbl/d)	23.15	20.20	9.40	4.00
NGLs
Price ($ per Bbl)	$47.64	$46.74
Volume (MBbl/d)	4.79	1.26
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of June 30, 2025, we had $82 million of “Cash and cash equivalents,” a decrease of $6 million from December 31, 2024. Additionally, as of June 30, 2025, we had borrowing capacity of approximately $2.8 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $2,811 million and $2,876 million in the first six months of 2025 and 2024, respectively. The period-to-period decrease is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments and our capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt, as detailed below:

	June 30, 2025	December 31, 2024
	(In millions)
Variable rate debt(a)	$650	$371
Notional principal amount of fixed-to-variable interest rate swap agreements	3,500	4,750
Notional principal amount of variable-to-fixed interest rate swap agreements(b)	(1,500)	(1,500)
Debt balances subject to variable interest rates(c)	$2,650	$3,621
(a)Includes $650 million and $331 million at June 30, 2025 and December 31, 2024, respectively, of commercial paper notes.
(b)Consist of interest rate swap agreements set to expire December 2025.
(c)Represents 8% and 11% of our total debt balances at June 30, 2025 and December 31, 2024, respectively.

Our board of directors declared a quarterly dividend of $0.2925 per share for the second quarter of 2025, a 2% increase over the dividend declared for the second quarter of 2024.

On June 16, 2025, Moody’s Investor Services upgraded our rating outlook to positive.

Short-term Liquidity

As of June 30, 2025, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $2.8 billion and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of June 30, 2025, our $788 million of short-term debt consisted primarily of commercial paper borrowings. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations and/or issuing new long-term debt. Our short-term debt as of December 31, 2024 was $2,009 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,147 million and $2,580 million as of June 30, 2025 and December 31, 2024, respectively. The overall $1,433 million favorable change from year-end 2024 was primarily due to refinancing $1,500 million of maturing senior notes with proceeds from the issuance of long-term senior notes in the second quarter of 2025, partially offset by a $319 million increase in commercial paper borrowings partly used to fund our Outrigger Energy acquisition. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the six months ended June 30, 2025, and the amount we expect to spend for the remainder of 2025 to sustain our assets and expand our business are as follows:

	Six Months Ended June 30, 2025	2025 Remaining	Expected 2025
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$407	$531	$938
Expansion capital expenditures	959	1,223	2,182
Accrued capital expenditures, contractor retainage and other	47	—	—
Capital expenditures	$1,413	$1,754	$3,120
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$88	$96	$184
Investments in unconsolidated joint ventures(b)	67	99	166
Less: Consolidated joint venture partners’ sustaining capital expenditures	(4)	(6)	(10)
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(3)	(8)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	—	(14)
Acquisition	648	—	648
Accrued capital expenditures, contractor retainage and other	(47)	—	—
Total capital investments	$2,146	$1,940	$4,086

(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Six Months Ended June 30, 2025	2025 Remaining	Expected 2025
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant and equipment	$407	$531	$938
Sustaining capital expenditures of unconsolidated joint ventures(a)	88	96	184
Less: Consolidated joint venture partners’ sustaining capital expenditures	(4)	(6)	(10)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	—	(14)
Total sustaining capital investments	477	621	1,098
Expansion capital investments
Capital expenditures for property, plant and equipment	959	1,223	2,182
Investments in unconsolidated joint ventures(b)	67	99	166
Less: Consolidated joint venture partners’ expansion capital expenditures	(5)	(3)	(8)
Acquisition	648	—	648
Total expansion capital investments	1,669	1,319	2,988
Total capital investments	$2,146	$1,940	$4,086
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

Commitments for the purchase of property, plant and equipment as of June 30, 2025 and December 31, 2024 were $1,140 million and $809 million, respectively. The increase of $331 million was primarily driven by an increase of capital commitments related to our Natural Gas Pipelines business segment.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing and financing activities between 2025 and 2024.

	Six Months Ended June 30,
	2025	2024	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$2,811	$2,876	$(65)
Investing activities	(2,039)	(1,172)	(867)
Financing activities	(789)	(1,676)	887
Net (decrease) increase in Cash, Cash Equivalents and Restricted Deposits	$(17)	$28	$(45)

Operating Activities

Net cash provided by operating activities was relatively flat for the comparable six-month periods ended June 30, 2025 and 2024.

Investing Activities

$867 million more cash used in investing activities in the comparable six-month periods ended June 30, 2025 and 2024 is explained by the following discussion:

•$648 million in cash used for the Outrigger Energy acquisition in the 2025 period: and
•a $213 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines, CO2, and Products Pipelines business segments, partially offset by a decrease in our Terminals business segment.

Financing Activities

$887 million less cash used in financing activities in the comparable six-month periods ended June 30, 2025 and 2024 is explained by the following discussion:

•a $912 million increase in cash related to debt activity primarily as a result of higher commercial paper notes payments in 2024 following our STX Midstream acquisition.

Dividends

We expect to declare dividends of $1.17 per share on our stock for 2025. The table below reflects our 2025 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2025	$0.2925	April 16, 2025	April 30, 2025	May 15, 2025
June 30, 2025	0.2925	July 16, 2025	July 31, 2025	August 15, 2025

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X.  Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2025.”

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

Excluding fair value adjustments, as of June 30, 2025 and December 31, 2024, the Obligated Group had $31,792 million and $31,052 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2025	December 31, 2024
	(In millions)
Current assets	$2,167	$2,216
Current assets - affiliates	766	735
Noncurrent assets	64,323	63,267
Noncurrent assets - affiliates	794	813
Total Assets	$68,050	$67,031

Current liabilities	$3,325	$4,737
Current liabilities - affiliates	743	758
Noncurrent liabilities	36,245	34,052
Noncurrent liabilities - affiliates	1,701	1,561
Total Liabilities	42,014	41,108
Kinder Morgan, Inc.’s stockholders’ equity	26,036	25,923
Total Liabilities and Stockholders’ Equity	$68,050	$67,031

Summarized Combined Income Statement Information	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	(In millions)
Revenues	$3,689	$7,593
Operating income	1,009	2,032
Net income	589	1,203

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

Item 4.  Controls and Procedures.

As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2024 Form 10-K and in Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Except for one terminal facility that is in temporary idle status with the Mine Safety and Health Administration, we do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended June 30, 2025.

Item 5.  Other Information.

Rule 10b5-1 Plans

On May 7, 2025, John W. Schlosser, Vice President (President, Terminals) of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 73,992 shares of KMI common stock. The expiration date for Mr. Schlosser’s plan is July 6, 2026.

Appointment of Officers

In our March 31, 2025 Form 10-Q, we reported that Dax Sanders had been appointed to succeed Tom Martin as President of KMI effective January 31, 2026, and that Mr. Sanders would serve as Executive Vice President of KMI beginning on August 1, 2025 until assuming the role of President. In recognition of Mr. Sanders’s promotion, on July 15, 2025, the Compensation Committee of our Board of Directors approved a grant to Mr. Sanders of 98,426 restricted stock units issued pursuant to KMI’s 2021 Amended and Restated Stock Incentive Plan. The restricted stock units will vest in full on July 31, 2028, provided Mr. Sanders is employed by us through such date and applicable performance hurdles have been met.

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

4.1
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.150% Senior Notes due 2030 and the 5.850% Senior Notes due 2035.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2025.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	July 18, 2025	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)