Form 10-K
period 2025-12-31
KINDER MORGAN, INC.
filed 2026-02-13
CIK 1506307

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐  No ☑
Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on June 30, 2025 was approximately $57,054,291,328.  As of February 12,
2026, the registrant had 2,224,806,397 shares of Class P common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026, are incorporated into PART III, as specifically set forth in PART III.

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY
Company Abbreviations

CALNEV	=	Calnev Pipe Line LLC	KMLP	=	Kinder Morgan Louisiana Pipeline LLC
CIG	=	Colorado Interstate Gas Company, L.L.C.	KMLT	=	Kinder Morgan Liquid Terminals, LLC
CPGPL	=	Cheyenne Plains Gas Pipeline Company, L.L.C.	KMP	=	Kinder Morgan Energy Partners, L.P. and its majority-owned and/or controlled subsidiaries
EagleHawk	=	BPX (Eagle Ford) Gathering LLC, formerly known as EagleHawk Field Services
			MEP	=	Midcontinent Express Pipeline LLC
Elba Express	=	Elba Express Company, L.L.C.	NGPL	=	Natural Gas Pipeline Company of America LLC and certain affiliates
ELC	=	Elba Liquefaction Company, L.L.C.
EPNG	=	El Paso Natural Gas Company, L.L.C.	PHP	=	Permian Highway Pipeline LLC
FEP	=	Fayetteville Express Pipeline LLC	SFPP	=	SFPP, L.P.
GCX	=	Gulf Coast Express Pipeline LLC	SLNG	=	Southern LNG Company, L.L.C.
Hiland	=	Hiland Partners, LP	SNG	=	Southern Natural Gas Company, L.L.C.
KinderHawk	=	KinderHawk Field Services LLC	Stagecoach	=	Stagecoach Gas Services LLC
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	TGP	=	Tennessee Gas Pipeline Company, L.L.C.
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	WIC	=	Wyoming Interstate Company, L.L.C.
			WYCO	=	WYCO Development L.L.C.

Unless the context otherwise requires, references to “we,” “us,” “our,” or “the Company” are intended to mean Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries.

Common Industry and Other Terms
/d	=	per day	MBbl	=	thousand barrels
AFUDC	=	allowance for funds used during construction	MMBbl	=	million barrels
Bbl	=	barrels	MMtons	=	million tons
BBtu	=	billion British Thermal Units	NGL	=	natural gas liquids
Bcf	=	billion cubic feet	NYMEX	=	New York Mercantile Exchange
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NYSE	=	New York Stock Exchange
			OTC	=	over-the-counter
CO2	=	carbon dioxide or our CO2 business segment	PHMSA	=	United States Department of Transportation Pipeline and Hazardous Materials Safety Administration
CPUC	=	California Public Utilities Commission
DD&A	=	depreciation, depletion, and amortization
EPA	=	United States Environmental Protection Agency	RIN	=	renewable identification number
FASB	=	Financial Accounting Standards Board	RNG	=	renewable natural gas
FERC	=	Federal Energy Regulatory Commission	ROU	=	right-of-use
GAAP	=	United States Generally Accepted Accounting Principles	SEC	=	United States Securities and Exchange Commission
GTE	=	gas-to-electric	SOFR	=	Secured Overnight Financing Rate
IT	=	Information Technology	U.S.	=	United States of America
LLC	=	limited liability company	WTI	=	West Texas Intermediate
LNG	=	liquefied natural gas

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results, or the ability to generate revenues, income or cash flow, service debt, or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: long term demand for our assets and services, our business strategy, expected financial results, dividends, sustaining and discretionary/expansion capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including expected completion timing and benefits of those projects.

Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results may differ materially from those expressed in our forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or accurately predict. Specific factors that could cause actual results to differ from those in our forward-looking statements include:

•changes in supply of and demand for natural gas, NGL, refined petroleum products, oil, renewable fuels, CO2, electricity, petroleum coke, steel and other bulk materials and chemicals, and certain agricultural products;
•competition from other pipelines, terminals, or other forms of transportation, or from emerging technologies;
•changes in our tariff rates required by the FERC, the CPUC, or another regulatory agency;
•the timing and success of our commercial and business development efforts, including our ability to renew long-term customer contracts at economically attractive rates;
•our ability to safely operate and maintain our existing assets and to access or construct new assets or expand our existing assets, including pipelines, terminals, and gas processing, gas storage, and NGL fractionation capacity;
•cost overruns, delays, stoppages, or other issues adversely impacting expansion projects;
•regulatory, environmental, political, grass roots opposition, legal, operational, and geological uncertainties that could affect our ability to complete our expansion projects on time and on budget or at all;
•changes in commodity prices, including prices for crude oil, natural gas, and NGL, and prices for environmental attributes such as RINs, and our ability to use hedging arrangements to reduce our direct exposure to such price changes;
•economic activity, weather, alternative energy sources, conservation, and technological advances that may affect price trends and demand;
•our ability to achieve cost savings and revenue growth;
•our ability to attract and retain key management and operations personnel;
•difficulties or delays experienced by railroads, barges, trucks, ships or pipelines in delivering products to or from our terminals or pipelines;
•shut-downs or cutbacks at major refineries, chemical or petrochemical plants, natural gas processing plants, LNG export facilities, ports, utilities, military bases, or other businesses that use our services or provide services or products to us;
•changes in crude oil and natural gas production (and the NGL content of natural gas production) from exploration and production areas that we serve, such as the Permian Basin area of West Texas, the shale plays in Louisiana, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, and the U.S. Rocky Mountains;
•changes in laws or regulations, third-party relations and approvals, and decisions of courts, regulators, and governmental bodies that may increase our compliance costs, restrict our ability to provide or reduce demand for our services, or otherwise adversely affect our business;

•interruptions of operations at our facilities due to natural disasters, damage by third parties, power shortages, strikes, riots, terrorism (including cyber-attacks), or other causes;
•extraordinary events such as pandemics, acts of war, or terrorist acts, including cybersecurity breaches, and the collateral impacts of such events, including disruptions of supply chains and economic activity;
•the extent of our success in developing and producing CO2 and oil and gas reserves, including the risks inherent in development drilling, well completion, and other development and production activities;
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
•natural disasters, sabotage, terrorism (including cyber-attacks), or other similar acts or accidents causing damage to our properties greater than our insurance coverage limits;
•compromise of our IT systems, operational systems, or sensitive data as a result of errors, malfunctions, hacking events or coordinated cyber-attacks;
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
•changes in tax laws and tax rates;
•national, international, regional, and local economic, competitive, and regulatory conditions and developments, or changes in trade policies, including the effects of any enactment of import or export duties, tariffs, or similar measures;
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
•changes in our and our subsidiaries’ credit outlook or credit ratings;
•conditions in the capital and credit markets, inflation and higher interest rates;
•political and economic instability of the oil and natural gas producing nations of the world; and
•unfavorable results of litigation and the outcome of contingencies referred to in Note 17 “Litigation and Environmental” to our consolidated financial statements.
The foregoing list should not be construed to be exhaustive. We believe the forward-looking statements in this report are reasonable. However, there is no assurance that any of the actions, events, or results expressed in forward-looking statements will occur, or if any of them do, of their timing or what impact they will have on our results of operations or financial condition. Because of these uncertainties, you should not put undue reliance on any of our forward-looking statements.

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

PART I

Items 1 and 2. Business and Properties.
We are one of the largest energy infrastructure companies in North America. As of December 31, 2025, we owned an interest in or operated approximately 78,000 miles of pipelines, 136 terminals, approximately 706 Bcf of working natural gas storage capacity, and RNG generation capacity of approximately 6.9 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels, and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, petroleum coke, metals, and ethanol and other renewable fuels and feedstocks.

General Development of Business

Recent Developments

The following is a listing of significant developments and updates related to our major acquisition, divestiture, projects, and financing transactions. “Capital Scope” is estimated for our share of the described project and includes portions not yet completed. All expected in-service dates for projects listed below assume timely receipt and continued effectiveness of all necessary permits and approvals.

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Acquisition or divestiture
Gas gathering and processing system acquisition
Acquisition of a natural gas gathering and processing system in North Dakota from Outrigger Energy II which includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets.
		Completed February 2025.	$648 million
EagleHawk divestiture	Sold our 25% non-operated equity interest in EagleHawk.	Completed December 2025.	$382 million
Projects placed in service
TGP and SNG Evangeline Pass projects
Two-phase 2 Bcf/d project serving Venture Global’s Plaquemines LNG facility (Plaquemines). With the first phase, TGP is providing approximately 0.9 Bcf/d natural gas transportation capacity to Plaquemines. With the second phase, TGP and SNG is jointly providing volumes up to the remaining 1.1 Bcf/d to Plaquemines. Supported by a long-term contract.
		First phase placed in service in July 2024. Second phase placed in service in July 2025.	$661 million
Altamont Green River pipeline project	Constructed 43 miles of 20-inch pipeline and associated compression providing approximately 0.15 Bcf/d of capacity from the Uinta basin to the Western Chipeta processing plant.	Placed in service September 2025.	$263 million
Tejas South to North expansion
South Texas to Houston Market expansion project. First phase added compression on Tejas’ mainline and second phase constructed 14 miles of pipeline looping. Combined these projects provide approximately 0.781 Bcf/d of capacity to key markets. Supported by long-term contracts.
		First phase placed in service in February 2025. Second phase placed in service in June 2025.	$145 million

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Other Construction Projects
Natural Gas Pipelines
South System Expansion 4 (SSE4)	Expansion project designed to increase SNG’s South Line capacity by approximately 1.3 Bcf/d. Expansion will be completed in two phases and is almost entirely comprised of brownfield looping and horsepower compression additions on the SNG and Elba Express pipeline systems. Supported by long-term contracts.	First phase expected in-service date is fourth quarter of 2028. Second phase expected in-service date is fourth quarter of 2029.	$1,830 million
Trident Intrastate pipeline project	Project is designed to construct 216-mile pipeline which will provide approximately 2.0 Bcf/d of capacity from Katy, Texas to the LNG and industrial corridor near Port Arthur, Texas. Supported by long-term contracts.	First phase expected in-service date is first quarter of 2027. Second phase expected in-service date is fourth quarter 2028.	$1,799 million
Mississippi Crossing project
Project is designed to transport up to 2.1 Bcf/d of natural gas through the construction of approximately 208 miles of 42-inch and 36-inch pipeline and three new compressor stations. Project will originate near Greenville, Mississippi, and terminates near Butler, Alabama, with connections to the existing TGP system and third-party pipelines. Supported by long-term contracts.
		Expected in-service date is second quarter 2028.	$1,703 million
Florida Gas Transmission (FGT) projects	Phase IX project designed to construct 82 miles of pipeline looping, as well as new and upgraded compressor station turbines, which will expand capacity to multiple locations across FGT’s market area. South Florida project designed to construct 37-mile lateral to supply the South Florida area, along with compression and a new meter station. Combined, projects will provide approximately 0.8 Bcf/d of additional capacity. Both projects supported by long-term contracts.	Phase IX expected in-service date is fourth quarter 2028 and South Florida project expected in-service date is first quarter 2030.	$700 million
KinderHawk Plantation North expansion	New Plantation treating plant for an added 1.0 Bcf/d of treating at 3.75% CO2, and four pipeline loop/expansions for hydraulic relief.	Expected in-service date is fourth quarter of 2026.	$516 million
Elba Express Bridge project	Project includes a 71-mile extension of Elba Express’s pipeline system into South Carolina and is designed to provide 0.325 Bcf/d of firm transportation capacity. Supported by long-term contracts.	Expected in-service date is second quarter of 2030.	$430 million
TVA Cumberland project
Project includes a new 32-mile pipeline to transport approximately 0.245 Bcf/d of natural gas from the existing TGP system to Tennessee Valley Authority’s (TVA) proposed 1,450 megawatt generation facility at an existing site in Cumberland, Tennessee. Supported by a long-term contract.
		Expected in-service date is first quarter of 2026.	$231 million
North Extension project
Project to expand NGPL’s natural gas transportation capacity from its existing Iowa-Illinois receipt zones to a new proposed interconnect in NGPL’s market delivery zone. Project is designed to provide up to 0.21 Bcf/d of incremental firm transportation service. Supported by a long-term contract.
		Expected in-service date is fourth quarter of 2028.	$170 million
GCX pipeline expansion	Expansion project designed to increase natural gas deliveries by 0.57 Bcf/d from the Permian Basin to South Texas markets. Supported by long-term contracts.	Expected in-service date is second quarter of 2026.	$161 million
Hiland Express project (Double H Pipeline system conversion)	Project to convert Double H Pipeline system from crude oil to NGL service, providing Williston Basin producers and midstream companies with pipeline capacity to key market hubs.	Expected in-service date is first quarter of 2026.	$158 million
Pelican project	Horsepower replacement project of existing units which will increase TGP’s capacity in southeast Louisiana by 0.29 Bcf/d. Supported by a long-term contract.	Expected in-service date is fourth quarter of 2027.	$135 million

Asset or project	Description	Activity	Approx. Capital Scope (KMI Share)
Texas Access project (TAP)
TAP is designed to provide KMLP shippers with firm transportation from Texas, including firm receipts from Trident Intrastate pipeline, to new and existing markets in South Louisiana. Supported by customer contracts with a new LNG customer for 1.0 Bcf/d of firm transportation.
		Expected in-service date is fourth quarter of 2028.	$112 million
CO2
Diamond M expansion	Enhanced oil recovery expansion at our Diamond M field that will result in peak oil production of approximately 5,400 Bbl/d.	First phase placed in service in October 2024. Expected in-service for second and third phases is in 2026. Peak production of all three phases expected in 2027.	$209 million
Financings

During 2025, we issued $1,850 million of new senior notes to repay short-term borrowings, to fund maturing debt and for general corporate purposes and repaid a combined $1,500 million of maturing senior notes.

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

Natural Gas Pipelines

Our Natural Gas Pipelines business segment includes interstate and intrastate pipelines, underground storage facilities, LNG liquefaction and terminal facilities, and NGL fractionation facilities, and includes both FERC regulated and non-FERC regulated assets.

Hiland Midstream
Hiland Express
Rocky Mountain
WIC
KM Altamont
CIG
Young Gas Storage
NGPL
CPGPL
TransColorado
Red Cedar
Mojave
EPNG
Sierrita
Utopia pipeline
Stagecoach
TGP
FEP
Elba Express
ELC & SLNG
SNG
MEP
KinderHawk
KM North Texas
Greenholly
Bear Creek
Keystone Gas Storage
KM Texas and Tejas pipelines
KMLP
Gulf LNG Holdings
KM Treating
Gulf Coast Express pipeline
PHP
Cypress pipeline
Mission Natural Gas
South Texas
South Texas NGL pipelines
Florida Gas Transmission (Citrus)
Eagle Ford Transmission system
Dos Caminos
Mier-Monterrey pipeline
Liberty pipeline
NET Mexico
Legend
LNG Terminals
Processing Treating Plant
Gas Storage

Our primary businesses in this segment consist of natural gas transportation, storage, sales, gathering, processing and treating, and various LNG services. Within this segment are: (i) approximately 42,000 miles of wholly owned natural gas pipelines and (ii) our equity interests in entities that have approximately 25,000 miles of natural gas pipelines, along with associated storage and supply lines for these transportation networks, which are strategically located throughout the North American natural gas pipeline grid. Our transportation network provides access to the major natural gas supply areas and consumers in the western U.S., Rocky Mountain, Midwest, Texas, Louisiana, Southeastern, and Northeast regions. Our LNG terminal facilities also serve natural gas market areas in the southeast. The following table summarizes our significant Natural Gas Pipelines business segment assets as of December 31, 2025. The design capacity represents transmission, gathering, regasification, or liquefaction capacity, depending on the nature of the asset.

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
East Region
TGP(a)	100%	11,760	14.56	76
NGPL	37.5%	9,105	8.40	288
KMLP	100%	140	3.89	—
Stagecoach	100%	185	3.22	41
SNG(a)	50%	6,830	4.39	66
Florida Gas Transmission (Citrus)	50%	5,375	4.70	—
MEP	50%	515	1.81	—
Elba Express	100%	190	1.16	—
FEP	50%	185	2.00	—
Gulf LNG Holdings	50%	5	1.50	7

Asset	Ownership Interest	Miles of Pipeline	Design (Bcf/d) [(MBbl/d)] Capacity	Storage (Bcf) [Processing (Bcf/d)] Capacity
SLNG	100%	—	1.76	12
ELC	25.5%	—	0.35	—
West Region
EPNG/Mojave	100%	10,725	6.41	44
CIG(b)	100%	4,305	6.00	38
WIC	100%	850	3.50	—
CPGPL	100%	415	1.20	—
TransColorado	100%	310	0.80	—
Sierrita	35%	60	0.52	—
Young Gas Storage	47.5%	15	—	6
Keystone Gas Storage	100%	15	—	6
Midstream
KM Texas and Tejas pipelines(c)	100%	6,125	9.30	146 [0.52]
Mier-Monterrey pipeline	100%	90	0.65	—
KM North Texas pipeline	100%	80	0.33	—
GCX	34%	530	2.02	—
PHP	27.74%	440	2.66	—
South Texas
South Texas system	100%	1,145	2.07	[1.02]
Webb/Duval gas gathering system	91%	145	0.20	—
Camino Real	100%	75	0.15	—
KM Altamont	100%	1,365	0.21	[0.10]
Red Cedar	49%	845	0.33	—
Rocky Mountain
Fort Union	50%	315	1.25	—
Bighorn	51%	215	1.30	—
KinderHawk	100%	585	2.40	—
Greenholly Gathering	39.25%	40	1.15	—
KM Treating	100%	40	—	—
Hiland Midstream	100%	2,310	0.89	[0.60]
Hiland Express	100%	550	0.95	—
Eagle Ford Transmission system	100%	170	1.42	—
NET Mexico	90%	140	2.15	—
Dos Caminos	50%	95	1.20	—
Mission Natural Gas	100%	1	—	—
Liberty pipeline	50%	85	[140]	—
South Texas NGL pipelines(d)	100%	340	[115]	—
Utopia pipeline	50%	265	[50]	—
Cypress pipeline	50%	105	[56]	—
(a)Includes proportionate share of storage capacity from our Bear Creek Storage joint venture.
(b)Includes leased pipeline miles and proportionate share of design and storage capacity from our WYCO joint venture.
(c)Collectively referred to as Texas intrastate natural gas pipeline operations.
(d)Includes proportionate share of design capacity from our Liberty pipeline joint venture.

Natural Gas Pipelines Segment Contracts

Revenues from our interstate and intrastate natural gas pipelines, related storage facilities, and LNG terminals are primarily received under long-term fixed contracts. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate risk of reduced volumes and prices by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. These long-term contracts are typically structured with a fixed fee reserving the right to transport or store natural gas and specify that we receive the majority of our fee for making the capacity available, whether or not the customer actually chooses to utilize that capacity. As contracts expire, we have additional exposure to the longer term trends in supply and demand for natural gas. As of December 31, 2025, the remaining weighted average contract life of our natural gas transportation contracts held by assets we own or have equity interests in (including intrastate pipelines’ sales portfolio) was approximately seven years and our LNG regasification and liquefaction and associated storage contracts were subscribed under long-term agreements with a weighted average remaining contract life of approximately 12 years.

The revenues and earnings we realize from gathering natural gas, processing natural gas in order to remove NGL from the natural gas stream, and fractionating NGL into its base components, are mostly fee-based and are affected by the volumes of natural gas made available to our systems. Such volumes are impacted by producer rig count and drilling activity. In addition to fee-based arrangements, some of which may include minimum volume commitments, we also provide some services based on percent-of-proceeds, percent-of-index, and keep-whole contracts. Our service contracts sometimes rely solely on a single type of arrangement, but more often they combine elements of two or more of the above, which helps us and our counterparties manage the extent to which each shares in the potential risks and benefits of changing commodity prices. Our natural gas marketing activities generate revenues from the sale and delivery of natural gas purchased either directly from producers or from others on the open market.

Natural Gas Pipelines Segment Competition

The market for natural gas infrastructure is highly competitive, and new pipelines, storage facilities, treating facilities, and facilities for related services are currently being built to serve demand for natural gas in the domestic and export markets served by the pipelines in our Natural Gas Pipelines business segment. We compete with interstate and intrastate pipelines for connections to new markets and supplies and for transportation, processing, storage, and treating services. We believe the principal elements of competition in our various markets are location, rates, terms of service, flexibility, availability of alternative forms of energy, and reliability of service. From time to time, projects are proposed that compete with our existing assets. Whether or when any such projects would be built, or the extent of their impact on our operations or profitability, is typically not known.

Our customers who ship through our natural gas pipelines compete with other forms of energy available to their natural gas customers and end users, including oil, coal, nuclear, and renewables such as hydro, wind, and solar power, along with other evolving forms of renewable energy. Several factors influence the demand for natural gas, including price changes, the availability of supply, other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the ability to convert to alternative fuels, and weather.

Products Pipelines

Our Products Pipelines business segment consists of our refined petroleum products, crude oil, and condensate pipelines, and associated terminals, our condensate processing facility, and our transmix processing facilities.

Hiland - Williston Basin - oil
Pacific (SFPP)
Pacific (SFPP)
Calnev
Pacific (SFPP)
Pacific (SFPP)
Products (SE) pipeline
Central Florida pipeline
Camino Real Gathering
Double Eagle pipeline
KM Condensate Processing Facility (Splitter)
KM Crude & Condensate pipeline
Refined Products Pipelines
Southeast Terminals
West Coast Terminals
Crude Terminal
Condensate Splitter
Crude Lines
Transmix Facilities

The following summarizes the significant Products Pipelines business segment assets that we owned and operated as of December 31, 2025:

Asset	Ownership Interest	Miles of Pipeline	Number of Terminals (a) or locations	Terminal Capacity (MMBbl)
Crude & Condensate
KM Crude & Condensate pipeline	100%	266	5	2.6
Camino Real Gathering	100%	66	1	0.1
Hiland - Williston Basin - oil	100%	1,662	7	0.8
Double Eagle pipeline	50%	204	2	0.6
KM Condensate Processing Facility (Splitter)	100%	—	1	2.1
Southeast Refined Products
Products (SE) pipeline	51%	3,181	—	—
Central Florida pipeline	100%	206	2	2.6
Southeast Terminals	100%	—	25	9.3
Transmix Operations	100%	—	5	0.6
West Coast Refined Products
Pacific (SFPP)	99.5%	2,800	13	15.9
CALNEV	100%	566	2	2.1
West Coast Terminals	100%	38	8	10.1
(a)The terminals provide services including short-term product storage, truck loading, vapor handling, additive injection, dye injection, and ethanol blending.

Products Pipelines Segment Contracts

The profitability of our refined petroleum products pipeline transportation business generally is driven by the volume of refined petroleum products that we transport and the prices we receive for our services. Included in the number of terminals above are refined products liquids terminals that store fuels and offer blending services for ethanol and biodiesel. The transportation and storage volume levels are primarily driven by the demand for the refined petroleum products being shipped or stored. Demand for refined petroleum products tends to follow trends in population and economic growth, and, with the exception of periods of time with very high product prices or recessionary conditions, demand tends to be relatively stable. Because of that, we seek to own refined petroleum products pipelines and terminals located in, or that transport to, stable or growing markets and population centers. The transportation rates we charge are generally based on regulated tariffs that are adjusted annually based on changes in the U.S. Producer Price Index and a FERC index rate.

Our crude, condensate, and refined petroleum products transportation services are primarily provided pursuant to (i) FERC or state tariffs, which do not require contractual commitments, or (ii) long-term contracts that normally contain minimum volume commitments. Our petroleum condensate processing facility splits condensate into its various components, such as light and heavy naphtha, under a long-term fee-based agreement with a major integrated oil company. Our crude oil marketing activities generate revenues from the sale and delivery of crude oil and condensate purchased either directly from producers or from others on the open market. In general, sales prices referenced in underlying purchase and sales contracts are market-based and include pricing differentials for factors such as delivery location or crude oil quality.

Products Pipelines Segment Competition

Our Products Pipelines’ pipeline and terminal operations compete against proprietary pipelines and terminals owned and operated by major oil companies, other independent products pipelines and terminals, and trucking and marine transportation firms (for short-haul movement of products). Our transmix operations compete with refineries owned by major oil companies and independent transmix facilities.

Terminals

Our Terminals business segment includes the operations of our refined petroleum product, chemical, renewable fuel, and other liquid terminal facilities (other than those included in the Products Pipelines business segment) and all of our bulk terminal facilities, which handle products such as petroleum coke, metal, and ores, among others. Our terminals are located primarily near large U.S. urban centers. We believe the location of our facilities and our ability to provide flexibility to customers help attract new and retain existing customers at our terminals and provide expansion opportunities. We often classify our terminal operations based on the handling of either liquids or dry-bulk material products. In addition, our Terminals’ operations include Jones Act-qualified product tankers that provide marine transportation of crude oil, condensate, refined petroleum products, and renewable fuel between U.S. ports.

Terminals
KM Terminals - Liquids
KM Terminals - Bulk
16 Jones Act Tankers

The following summarizes our Terminals business segment assets, as of December 31, 2025:

	Number	Capacity (MMBbl)
Liquids terminals	47	78.7
Bulk terminals	24	—
Jones Act tankers	16	5.3

Terminals Segment Contracts

The factors impacting our Terminals business segment generally differ between liquid and bulk terminals. Our liquids terminals business generally enters into long-term contracts that require the customer to pay our fee regardless of whether they use the capacity. Thus, similar to our natural gas pipelines business, our liquids terminals business is less sensitive to short-term changes in supply and demand. Therefore, the extent to which changes in supply and demand affect our terminals business in the near term is a function of the remaining length of the underlying service contracts (which on a weighted average basis was approximately two years as of December 31, 2025), the extent to which revenues under the contracts are a function of the amount of product stored or transported, and the extent to which such contracts expire during any given period of time.

As with our refined petroleum products pipelines transportation business, the revenues from our bulk terminals business are generally driven by the volumes we handle and/or store, as well as the prices we receive for our services, which in turn are driven by the demand for the products being shipped or stored. While we handle and store a large variety of products at our bulk terminals, the primary products are petroleum coke, metals, and ores. In addition, the majority of our contracts for this business contain minimum volume guarantees and/or service exclusivity arrangements under which customers are required to utilize our terminals for all or a specified percentage of their handling and storage needs. The profitability of our minimum volume contracts is generally unaffected by short-term variation in economic conditions; however, to the extent we expect volumes above the minimum and/or have contracts which are volume-based, we can be sensitive to changing market conditions. To the extent practicable and economically feasible in light of our strategic plans and other factors, we generally attempt to mitigate the risk of reduced volumes and pricing by negotiating contracts with longer terms, with higher per-unit pricing and for a greater percentage of our available capacity. The remaining weighted average length of our service contracts was approximately five years as of December 31, 2025. In addition, weather-related events, including hurricanes, may impact our facilities and access to them and, thus, the profitability of certain terminals for limited periods of time or, in relatively rare cases of severe damage to facilities, for longer periods.

Our Jones Act-qualified tankers are primarily operating pursuant to fixed price term charters with major integrated oil companies, major refiners, and the U.S. Military Sealift Command. The remaining weighted average length of our contracts was approximately three years as of December 31, 2025.

Terminals Segment Competition

We are one of the largest independent operators of liquids terminals in the U.S., based on barrels of liquids terminaling capacity. Our liquids terminals compete with other publicly or privately held independent liquids terminals and terminals owned by oil, chemical, pipeline, and refining companies. Our bulk terminals compete with numerous independent terminal operators, terminals owned by producers and distributors of bulk commodities, stevedoring companies, and other industrial companies opting not to outsource terminaling services. In some locations, competitors are smaller, independent operators with lower cost structures. Our Jones Act-qualified tankers compete with other Jones Act-qualified vessel fleets.

CO2

Our CO2 business segment produces, transports, and markets CO2 for use in enhanced oil recovery projects as a flooding medium for recovering crude oil from mature oil fields. We also own and operate oil and gas producing fields, and RNG, LNG, and landfill GTE facilities. Our CO2 pipelines and related assets allow us to market a complete package of CO2 supply and transportation services to our customers.

Source and Transportation Activities

CO2 Resource Interests

Our ownership of CO2 resources as of December 31, 2025 includes:

	Ownership Interest	Compression Capacity (Bcf/d)
McElmo Dome unit	45%	1.5
Doe Canyon Deep unit	87%	0.2
Bravo Dome unit(a)	11%	0.3
(a)We do not operate this unit.

CO2 and Crude Oil Pipelines

Industry demand for transportation on our CO2 pipelines is expected to remain stable for the foreseeable future.

Our ownership of CO2 and crude oil pipelines as of December 31, 2025 includes:

Asset	Ownership Interest	Miles of Pipeline	Transport Capacity (Bcf/d) [(MBbl/d)]
CO2 pipelines
Cortez	53%	572	1.5
Central Basin	100%	326	0.7
Bravo(a)	13%	218	0.3
Canyon Reef Carriers	97%	163	0.3
Centerline	100%	113	0.3
Eastern Shelf	100%	98	0.1
Pecos	95%	25	0.1
Crude oil pipeline
Wink	100%	433	[145]
(a)We do not operate Bravo.

Oil, Gas and RNG Producing Activities

Oil and Gas Producing Interests

Our ownership interests in oil and gas producing fields as of December 31, 2025 included the following:

	Working Interest	KMI Gross Developed Acres
SACROC	97%	52,029
North McElroy	99%	11,612
Yates	50%	9,718
Diamond M	99%	5,396
Sharon Ridge(a)	14%	2,619
MidCross(a)	13%	320
(a)We do not operate these fields.

Our oil and gas producing activities are not significant to KMI as a whole; therefore, we do not include the supplemental information on oil and gas producing activities under Accounting Standards Codification Topic 932, Extractive Activities – Oil and Gas.

Gas Plant Interests

Our ownership and operation of gas plants as of December 31, 2025 included:

Asset	Ownership Interest	Source
Snyder gas plant(a)	22%	The SACROC unit and neighboring CO2 projects, specifically the Lion Diamond M, Reinecke, and Cogdell units
Diamond M gas plant	51%	Snyder gas plant
North Snyder gas plant	100%	Snyder gas plant
(a)This is a working interest; in addition, we have a 28% net profits interest.

RNG, LNG, and GTE Facilities

Our ownership and operation of RNG, LNG, and GTE facilities as of December 31, 2025 included:

Asset	Ownership Interest	Production [Storage] Generation Capacity(a)	Product
LNG Indy	100%	[2 Bcf]	LNG
Indy High BTU	50%	1.0 Bcf/y	RNG
Twin Bridges	100%	1.5 Bcf/y	RNG
Liberty	100%	1.5 Bcf/y	RNG
Prairie View	100%	0.8 Bcf/y	RNG
Arlington RNG	100%	1.3 Bcf/y	RNG
Autumn Hills	100%	0.8 Bcf/y	RNG
Victoria RNG	100%	0.4 Bcf/y	Medium BTU
Southeast Berrien	100%	4.8 mW/h	GTE
Central	100%	4.0 mW/h	GTE
Venice Park	100%	6.4 mW/h	GTE
Morehead	100%	1.6 mW/h	GTE
Blue Ridge	100%	1.6 mW/h	GTE
(a)GTE generation capacity is measured in megawatts per hour (mW/h). RNG and Medium British Thermal Units (BTU) gas capacities are measured in Bcf per year (Bcf/y).

CO2 Segment Contracts

Our CO2 source and transportation business primarily has third-party sales contracts with minimum volume requirements, which as of December 31, 2025 had a remaining average contract life of approximately six years. Our CO2 sales contracts vary from customer to customer and generally provide for a delivered price tied to the price of crude oil, in some cases based on a fixed fee or floor price. Our success in this portion of the CO2 business segment can be impacted by the demand for CO2. In the CO2 business segment’s oil and gas producing activities, we monitor the amount of capital we expend in relation to the amount of production that we expect to add. The revenues we receive from our crude oil, NGL, and RIN sales are affected by the prices we realize from these sales and, over the long term, we tend to receive prices that are driven by the related demand and overall market. However, in the shorter term, and particularly for crude oil, market prices generally are not indicative of the revenues we will receive due to our hedging program, in which the prices to be realized for certain of our future sales quantities are fixed or bracketed through the use of financial derivative contracts. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Segment Earnings Results” for more information on crude oil sales prices.

CO2 Segment Competition

Our primary competitors for the sale of CO2 include suppliers that have an ownership interest in McElmo Dome, Bravo Dome, and Sheep Mountain CO2 resources. Our ownership interests in the Central Basin, Cortez, and Bravo pipelines are in direct competition with other CO2 pipelines. We compete with other interest owners in the McElmo Dome unit and the Bravo Dome unit for transportation of CO2 to the Denver City, Texas market area.

Major Customers

Our revenue is derived from a wide customer base. For each of the years ended December 31, 2025, 2024, and 2023, no revenues from transactions with a single external customer accounted for 10% or more of our total consolidated revenues. We do not believe that a loss of revenues from any single customer would have a material adverse effect on our business, financial position, results of operations or cash flows.

Regulation

Industry Regulation

Our business operations are subject to extensive federal, state, and local laws and regulations. Please read Item 1A. “Risk Factors—Risks Related to Regulation” for discussions of the risks we face related to regulation. For information related to pending regulatory proceedings, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Interstate Natural Gas Transportation and Storage Regulation

We operate our interstate natural gas pipeline and storage facilities subject to the jurisdiction of the FERC and the provisions of the Natural Gas Act of 1938 (NGA), the Natural Gas Policy Act of 1978 (NGPA), and the Energy Policy Act of 2005 (the Energy Policy Act). These laws give the FERC authority over the siting, construction, and operation of such facilities, including their modification, extension, enlargement and abandonment.

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

The FERC has authority to impose civil penalties of nearly $1.6 million per day per violation. If we fail to comply with all applicable statutes, rules, regulations, and orders administered by the FERC, we could be subject to substantial civil penalties and fines.

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

Petroleum products and crude oil pipelines may change their rates within prescribed ceiling levels that are calculated using an inflation index formula determined by the FERC in rulemaking proceedings that occur every five years. Shippers may protest rate increases made within the ceiling levels calculated using this inflation index, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs from the previous year. Generally, a petroleum products or crude oil pipeline will utilize the FERC’s indexing methodology to adjust its rates, as indexing serves as the default rate-adjustment mechanism. Cost-of-service based rates, market-based rates and settlement rates are alternatives to the default indexing mechanism and may be used in certain specified circumstances to change rates.

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

Marine Operations

The operation of tankers and marine equipment is subject to maritime obligations involving property, personnel and cargo under General Maritime Law and involves a variety of risks, including, among other things, the risk of collision or allision, which may result in claims for personal injury, cargo, contract, pollution, third-party claims and property damages to vessels and facilities.

We are subject to the Jones Act and other federal laws that restrict maritime transportation (between U.S. departure and destination points) to vessels built and registered in the U.S. and owned and crewed by U.S. citizens. As a result, we monitor the foreign ownership of our common stock and, under certain circumstances consistent with our certificate of incorporation, we have the right to redeem shares of our common stock owned by non-U.S. citizens. If we do not comply with such requirements, we would be prohibited from operating our vessels in U.S. coastwise trade, and under certain circumstances we would be deemed to have undertaken an unapproved foreign transfer, resulting in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines, or forfeiture of the vessels. From time to time, legislation has been introduced unsuccessfully in the U.S. Congress to amend the Jones Act to ease or remove the requirement that vessels operating between U.S. ports be built and registered in the U.S. and owned and crewed by U.S. citizens. If the Jones Act were amended in such fashion, we could face competition from foreign-flagged vessels.

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

Environmental Matters and Safety Regulation

Our business operations are subject to extensive federal, state, and local laws and regulations relating to environmental protection and human health and safety. For example, if a leak, release or spill of liquid petroleum products, CO2, natural gas, methane, chemicals, or other hazardous substances occurs at or from our pipelines, storage, or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up the leak, release, or spill (in the case of a non-gaseous substance), pay government penalties, address natural resource damages, compensate for human exposure or property damage, install pollution control equipment, or a combination of these and other measures. Furthermore, new projects may require permits, approvals, and environmental analyses under federal and state laws, including the Clean Water Act, the Clean Air Act, the National Environmental Policy Act, and the Endangered Species Act. The resulting costs and liabilities could be material to us, and increasing compliance costs under federal and state, and in some cases local, environmental and safety laws for both new and existing facilities could require us to make significant capital expenditures. Please read Item 1A. “Risk Factors—Risks Related to Regulation.”

In accordance with GAAP, we record liabilities for environmental matters when it is probable that obligations have been incurred and the amounts can be reasonably estimated. For information related to pending environmental matters, including our accruals of environmental liabilities, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

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

Clean Air Act

Our operations are subject to the Clean Air Act, its implementing regulations, and analogous state statutes and regulations. The EPA regulations under the Clean Air Act contain requirements for the monitoring, reporting, and control of emissions of regulated substances. Substances regulated under the Clean Air Act have included greenhouse gas (GHG) emissions from stationary sources; however, the EPA’s recent rulemakings indicate its intention to revisit its regulation of GHG emissions under the Clean Air Act. For further information, see “—Climate Change” below.

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

EPA Revisions to National Ambient Air Quality Standards

As required by the Clean Air Act, the EPA establishes National Ambient Air Quality Standards (NAAQS) setting acceptable levels of common pollutants such as ozone, particulate matter, and sulfur dioxide. States then are required to adopt State Implementation Plans (SIPs) ensuring their air quality meets the applicable NAAQS. The EPA reviews these SIPs to ensure they comply with the NAAQS and other provisions of the Clean Air Act.

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

Climate Change

Due to concern over climate change, numerous proposals to monitor and limit emissions of GHGs have been made and are likely to continue to be made at the federal, state, and local levels of government and by the governments of other nations. Methane, a primary component of natural gas, and CO2, which is naturally occurring and also a byproduct of burning natural gas, are examples of GHGs. Various laws and regulations exist or are under development to regulate the emission of GHGs.

Beginning in 2009, the EPA published several findings, including a finding that GHGs present a danger to public health and the environment, known as the “endangerment finding,” and rulemakings under the Clean Air Act requiring the permitting and reporting of certain GHGs. Certain of our facilities are subject to these reporting requirements, and operational or physical changes to other existing facilities could subject those facilities to these requirements. In recent years, EPA also made regulatory changes requiring many existing oil and natural gas facilities to reduce GHG emissions. However, in 2025, EPA announced its intention to reconsider the endangerment finding, as well as EPA’s mandatory GHG Reporting Program, and on February 12, 2026, the EPA announced that it will issue a final rule rescinding the endangerment finding, thereby eliminating the basis for much of its regulation of GHG emissions. Based on EPA’s recent rulemakings and disclosed objectives, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term.

At the state level, more than one-third of the states, either individually or through multi-state regional initiatives, already have begun implementing legal measures to reduce emissions of GHGs, such as through mandatory reporting, establishment of GHG emission reduction targets, or regional GHG “cap-and-trade” programs. It is possible that sources such as our gas-fueled compressors and processing plants could become subject to these state GHG reduction regulations. Various states are also proposing or have implemented stricter regulations for reporting, monitoring, or reducing GHGs that go beyond the requirements of the EPA as they existed at the end of 2025. Compliance with state rules could require additional expenditures, above and beyond those spent to comply with EPA GHG rules for new and existing sources. In addition, the European Union has approved a law to impose limits on methane emissions intensity applicable to imports of natural gas and crude oil beginning in 2030.

Because our operations, including the compressor stations and processing plants, emit various types of GHGs, primarily methane and CO2, such new legislation or regulation could increase the costs related to operating and maintaining our facilities. Depending on the particular law, regulation or program, we may be required to incur significant additional operating or capital costs to install new monitoring equipment or emission controls on the facilities, acquire and surrender allowances for the GHG emissions, replace certain GHG-emitting devices or technologies, pay taxes related to the GHG emissions, and administer and manage a more comprehensive GHG emissions program. While we may be able to include some or all of such increased costs in the rates charged by our pipelines, recovery of costs is uncertain and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or other regulatory bodies, and the provisions of any final legislation or other regulations.

Because the combustion of natural gas produces lower GHG emissions per unit of energy than competing fossil fuels, cap-and-trade legislation or EPA regulatory initiatives to reduce GHGs could stimulate demand for natural gas by increasing the relative cost of competing fuels such as coal and oil. In addition, we anticipate that GHG regulations will increase demand for carbon sequestration technologies, such as the techniques we have successfully demonstrated in our enhanced oil recovery operations within our CO2 business segment. However, these potential positive effects on our markets may be offset if these same regulations also cause the cost of natural gas to increase relative to competing non-fossil fuels. Although we currently cannot predict the magnitude and direction of these impacts, GHG regulations could have material adverse effects on our business, financial position, results of operations, or cash flows.

Pipeline Safety Regulation

We are subject to pipeline safety regulations issued by PHMSA as well as any states that are certified by PHMSA to regulate pipeline safety for regulated intrastate assets in their respective states. These regulations apply to natural gas and hazardous liquid pipelines and pipeline facilities, including associated underground natural gas storage, terminals, and LNG facilities. PHMSA regulations in particular require us to develop and maintain pipeline integrity management programs to evaluate our pipelines and take additional measures to protect pipeline segments located in what are referred to as High Consequence Areas (HCAs) for both gas and liquid pipelines, where a release could potentially have the most adverse consequences. PHMSA also requires us to conduct additional assessments to identify risks in what are referred to as Moderate Consequence Areas (MCAs) for gas pipelines.

PHMSA has implemented several rules that have increased our pipeline safety regulatory obligations, including without limitation: (i) expanding certain integrity management program requirements outside of HCAs (with some exceptions) for both gas and hazardous liquid pipelines; (ii) expanding the application of integrity management requirements relevant to hazardous liquid pipelines to include additional areas, including certain coastal waters; (iii) requiring reconfirmation of the maximum allowable operating pressure (MAOP) by 2035 and material verification on certain gas pipelines; (iv) requiring installation of remote control or automatic shut-off valves (or alternative equivalent technology) on certain newly constructed or replaced gas and liquid pipelines; (v) increasing requirements for corrosion control for gas pipelines; (vi) providing additional prescriptive requirements that increase conservatism and specificity on the evaluation of discovered anomalies and their associated repair criteria for gas pipelines; and (vii) expanding certain regulations to previously unregulated gas gathering assets.

Employee Health and Safety Regulations

We are subject to the requirements of federal and state agencies, including, where appropriate, the Occupational Safety and Health Administration (OSHA), that address, among other things, employee health and safety.

Cybersecurity Regulation

In response to ongoing cybersecurity threats affecting the pipeline industry, the Department of Homeland Security’s (DHS) Transportation Security Administration, or TSA, has issued a series of security directives setting forth specific elements that owners and operators of certain “critical” pipelines must include in their cybersecurity planning and their reporting of any incidents. These security directives require, among other things, that identified pipeline owners comply with mandatory reporting measures; designate a cybersecurity coordinator; provide vulnerability assessments; ensure compliance with certain cybersecurity requirements; establish and implement a TSA-approved Cybersecurity Implementation Plan; develop and maintain a Cybersecurity Incident Response Plan (CIRP), which shall identify the individuals responsible for implementing the specific measures in the CIRP and annually test at least two CIRP objectives; and establish a Cybersecurity Assessment Plan (CAP), and annually submit an updated CAP to TSA for review and approval, which shall include a schedule for assessing and auditing specific cybersecurity measures for effectiveness. TSA issued a proposed rulemaking in 2024 to codify and expand these requirements for certain pipeline assets and LNG facilities, including obligations to report cybersecurity incidents to the Cybersecurity and Infrastructure Security Agency (CISA) and physical security incidents to TSA. This proposed rule is currently categorized by DHS as a long-term regulatory action with no projected timetable for a final rule.

Our Jones Act Tankers and coastal terminal facilities are subject to a final rule, titled Cybersecurity in the Marine Transportation System (MTS), which was issued by the U.S. Coast Guard and became effective on July 16, 2025. Requirements in the final rule include developing and maintaining a cybersecurity plan, designating a cybersecurity officer (CySO), and taking various measures to maintain cybersecurity within the MTS. The regulation contains a phased implementation schedule, with the full cybersecurity plan submission and CySO designation due by July 16, 2027, aiming to strengthen the MTS against cyber threats.

In addition, PHMSA requires reporting of certain events that involve a release from a pipeline or the shutdown of an LNG facility or underground natural gas storage facility, including those that may be caused by a cyber-attack. On July 26, 2023, the SEC adopted new disclosure requirements regarding cybersecurity risk management, strategy, governance, and incidents. In 2024, CISA also issued a proposed rulemaking to implement the requirements set forth in the Cyber Incident Reporting for Critical Infrastructure Act of 2022, a law concerning the reporting of cyber incidents and ransomware payments. A final rule is currently projected for the middle of 2026. Please read Item 1C. “Cybersecurity.”

Human Capital

In managing our human capital resources, we use a strategic approach to attract, develop, and retain talent and support our employees’ career and development goals. We value our employees’ opinions and encourage them to engage with management and ask questions on topics such as our goals, challenges, and employee concerns.

We employed 11,028 full-time personnel at December 31, 2025, including approximately 867 full-time hourly personnel at certain terminals and pipelines covered by collective bargaining agreements that expire between 2026 and 2029. We consider relations with our employees to be good.

We value the safety of our workforce and integrate a culture of safety, emergency preparedness, and environmental responsibility through our operations management system (OMS). Our OMS conforms to common industry standards and establishes a framework that helps us (i) provide employees and contractors with a safe work environment; (ii) comply with laws, rules, regulations, policies, and procedures; and (iii) identify opportunities to improve. Although our ultimate target is zero incidents, we also have non-zero employee safety performance targets as follows:

Non-zero employee safety performance targets	2025 Company-wide TRIR(a)
Outperform the annual industry average total recordable incident rate (TRIR)	0.9
Outperform our own three-year TRIR average
(a)TRIR is an OSHA-defined metric that represents the number of recordable workplace incidents per 100 full‑time employees in a given year.

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

We support equal opportunity employment and consider a range of talents and experience an asset. It is our policy to employ and advance in employment all persons without regard to their race/ethnicity, sex, sexual orientation, gender, veteran status, disability, or other protected categories, and base employment decisions solely on valid job requirements. We are committed to a harassment free workplace, supported with online and face-to-face workplace harassment and discrimination prevention training for our employees. In addition to training received at the time of hiring, employees and supervisors review our harassment and discrimination prevention policy every two years as part of our required training.

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

Properties and Rights-of-Way

We believe we generally have satisfactory title to the properties we own and use in our businesses, subject to liens for current taxes, liens incident to minor encumbrances, and easements and restrictions, which do not materially detract from the value of such property, the interests in those properties, or the use of such properties in our businesses. Our terminals, storage facilities, treating and processing plants, regulator and compressor stations, oil and gas wells, offices, and related facilities are located on real property owned or leased by us. In some cases, the real property we lease is on federal, state or local government land.

We generally do not own the land on which our pipelines are constructed. Instead, we obtain and maintain rights to construct and operate the pipelines on other people’s land, generally under agreements that are perpetual or provide for renewal rights. Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of a majority of the interests have been obtained. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets, and state highways, and in some instances, such permits are revocable at the election of the grantor, or, the pipeline may be required to move its facilities at its own expense. Permits also have been obtained from railroad companies to run along or cross over or under lands or rights-of-way, many of which are also revocable at the grantor’s election. Some such permits require annual or other periodic payments. In a few minor cases, we purchased property for pipeline purposes.

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

Item 1A.  Risk Factors.

You should carefully consider the risks described below, in addition to the other information contained in this document. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Risks Related to our Business

Our businesses are dependent on the supply of and demand for the products we handle.

Our pipelines, terminals, and other assets and facilities, including the availability of expansion opportunities, depend in part on continued production of natural gas, crude oil, and other products in the geographic areas that they serve. Without additions to crude oil and gas reserves, production will decline over time as reserves are depleted, and production costs may rise. Producers in areas served by us may not be successful in exploring for and developing additional reserves, or their costs of doing so may become uneconomic. Commodity prices and tax incentives may not remain at levels that encourage producers to explore for and develop additional reserves, produce existing marginal reserves, or renew transportation contracts as they expire. Our business also depends in part on the levels of demand for natural gas, crude oil, NGL, refined petroleum products, CO2, steel, chemicals, and other products in the geographic areas to which our pipelines, terminals, shipping vessels, and other facilities deliver or provide service, and the ability and willingness of our shippers and other customers to supply such demand. Decreases in the supply of or demand for natural gas, crude oil, and other products could adversely impact the utilization of our assets.

Conditions in the business environment generally, such as declining or sustained low commodity prices, supply disruptions, or higher development or production costs, could result in a slowing of supply to our pipelines, terminals, and other assets. Also, sustained lower demand for hydrocarbons, or changes in the regulatory environment or applicable government policies and priorities, including in relation to climate change or other environmental concerns, may have a negative impact on the supply of crude oil and other products. In recent years, public concern about the potential risks posed by climate change has resulted in increased demand for energy efficiency and a transition to energy provided from renewable energy sources rather than fossil fuels, fuel-efficient alternatives such as hybrid and electric vehicles, and pursuit of other technologies to reduce GHG emissions, such as carbon capture and sequestration.

Each of the foregoing supply and demand issues could negatively impact our business directly, as well as our shippers and other customers, which in turn could negatively impact our prospects for new contracts for transportation, terminaling, or other midstream services, or renewals of existing contracts or the ability of our customers and shippers to honor their contractual commitments. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” below. Furthermore, such unfavorable conditions may compound the adverse effects of larger economic disruptions. See “—Our operating results may be adversely affected by unfavorable economic and market conditions.”

We cannot predict the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, and/or tax incentives or technological advances in fuel economy and energy generation devices, all of which could reduce the production of and/or demand for the products we handle.

Expanding our existing assets and constructing new assets is part of our growth strategy. Our ability to begin and complete expansion and new-build projects may be inhibited by difficulties in obtaining permits and rights-of-way, public opposition, increases in costs of construction materials, cost overruns, inclement weather, and other delays. If we pursue projects through joint ventures with others, we will share control of and any benefits from those projects.

We regularly undertake construction projects to expand our existing assets and to construct new assets. These projects generally will be subject to, among other things, the receipt of regulatory approvals, feasibility and cost analyses, funding availability, industry, market and demand conditions, and environmental considerations. A variety of factors outside of our control, such as difficulties in obtaining rights-of-way and permits or other regulatory approvals, have caused, and may continue to cause, delays in or cancellations of our construction projects. Regulatory authorities may modify their permitting policies in ways that disadvantage our construction projects. Federal regulators may also expand existing regulatory requirements, such as PHMSA’s 2021 expansion of gas gathering pipeline regulation and the Congressional mandate under the Pipeline Safety Act that PHMSA regulate the transportation of gaseous CO2. Such factors can be exacerbated by public opposition to our projects. See “—We are subject to reputational risks and risks relating to public opinion.” Inclement weather, natural disasters, and delays in performance by third-party contractors have also resulted in, and may in the future result in, increased costs or delays in construction. In addition, we have experienced increasing costs for construction materials, including cost increases associated with increased tariffs (such as those discussed under “—Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.”) and may continue to experience such cost impacts. Significant increases in costs of construction materials, cost overruns or delays, or our inability to obtain a required permit or right-of-way, could have a material adverse effect on our return on investment, results of operations, and cash flows, and could result in project cancellations or otherwise limit our ability to pursue growth opportunities.

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

Competition is a factor affecting our existing businesses and our ability to secure new project opportunities. Any current or future pipeline system or other form of transportation (such as barge, rail, or truck) that delivers the products we handle into the areas that our pipelines serve could offer transportation services that are more desirable to shippers than those we provide because of price, location, facilities, or other factors. Likewise, competing terminals or other storage options may become more attractive to our customers. To the extent that competitors offer the markets we serve more desirable transportation or storage options, or customers opt to construct their own facilities for services previously provided by us, this could result in unused capacity on our pipelines and in our terminals. We also could experience competition for the supply of the products we handle from both existing and proposed pipeline systems; for example, several pipelines access many of the same areas of supply as our pipeline systems and transport to destinations not served by us. If capacity on our assets remains unused, our ability to re-

contract for expiring capacity at favorable rates or otherwise retain existing customers could be impaired. In addition, to the extent that companies pursuing development of carbon capture and sequestration technology are successful, they could compete with us for customers who purchase CO2 for use in enhanced oil recovery operations.

The volatility of crude oil, NGL, and natural gas prices could adversely affect our business.

The revenues, cash flows, profitability, and future growth of some of our businesses (and the carrying values of certain of their respective assets, which include related goodwill) depend to a large degree on prevailing crude oil, NGL, and natural gas prices.

Prices for crude oil, NGL, and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for crude oil, NGL, and natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include, among other things (i) weather conditions and events such as hurricanes in the U.S.; (ii) domestic and global economic conditions; (iii) the activities of the OPEC and other countries that are significant producers of crude oil (OPEC+); (iv) governmental regulation; (v) armed conflict or political instability in crude oil and natural gas producing countries; (vi) the foreign supply of and demand for crude oil and natural gas; (vii) the price of foreign imports; (viii) the proximity and availability of storage and transportation infrastructure and processing and treating facilities; and (ix) the availability and prices of alternative fuel sources. We use hedging arrangements to partially mitigate our exposure to commodity prices, but these arrangements also are subject to inherent risks. Please read “—Our use of hedging arrangements does not eliminate our exposure to commodity price risks and could result in financial losses or volatility in our income.” In addition, wide fluctuations in commodity prices can impact the accuracy of assumptions used in our budgeting process.

If commodity prices fall substantially or remain low for a sustained period and we are not sufficiently protected through hedging arrangements, we may be unable to realize a profit from these businesses and would operate at a loss.

Sharp declines in the prices of crude oil, NGL, or natural gas, or a prolonged unfavorable price environment, may result in a commensurate reduction in our revenues, income, and cash flows from our businesses that produce, process, or purchase and sell crude oil, NGL, or natural gas, and could have a material adverse effect on the carrying value (which includes assigned goodwill) of our CO2 business segment’s proved reserves, and to a lesser extent, certain assets in certain midstream businesses within our Natural Gas Pipelines business segment and certain assets within our Products Pipelines business segment.

For more information about our energy and commodity market risk, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Commodity transportation and storage activities involve numerous risks that may result in accidents or otherwise adversely affect our operations.

There are a variety of hazards and operating risks inherent to the transportation and storage of the products we handle, such as leaks; releases; the breakdown, underperformance or failure of equipment, facilities, information systems, or processes; damage to our pipelines caused by third-party construction; the compromise of information and control systems; spills at terminals and hubs; spills associated with loading and unloading harmful substances at rail facilities; adverse sea conditions (including storms and rising sea levels) and releases or spills from our shipping vessels or vessels loaded at our marine terminals; operator error; labor disputes/work stoppages; disputes with interconnected facilities and carriers; operational disruptions or apportionment on third-party systems or refineries on which our assets depend; and catastrophic events or natural disasters such as fires, floods, explosions, earthquakes, acts of terrorists and saboteurs, cyber security breaches, and other similar events, many of which are beyond our control. Additional risks to our vessels include capsizing, collision, allision, grounding, and navigation errors.

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

Unfavorable conditions such as a general slowdown of the global or U.S. economy, uncertainty and volatility in the financial markets, or inflation and rising interest rates, could materially adversely affect our operating results. For example, the global economic downturn caused by the coronavirus pandemic in 2020 affected numerous industries, including the crude oil and gas industry, the steel industry, and specific segments and markets in which we operate, resulting in reduced demand and increased price competition for our products and services. Also, economic conditions in the wake of the pandemic included inflationary pressure, which resulted in higher operating expenses and project costs for us, as well as higher interest rates. More recently, we may see increasing market uncertainty and volatility due to shifts in U.S. and foreign trade, economic, and other policies. See “—Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.”

In addition, uncertain or changing economic conditions within one or more geographic regions may affect our operating results within the affected regions. Sustained unfavorable commodity prices, volatility in commodity prices or changes in markets for a given commodity might also have a negative impact on many of our customers, which could impair their ability to meet their obligations to us. See “—Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.” In addition, decreases in the prices of crude oil, NGL, and natural gas are likely to have a negative impact on our operating results and cash flow. See “—The volatility of crude oil, NGL, and natural gas prices could adversely affect our business.”

If economic and market conditions (including volatility in commodity markets) globally, in the U.S., or in other key markets become more volatile or deteriorate, we may experience material impacts on our business, financial condition, and results of operations.

Financial distress experienced by our customers or other counterparties could have an adverse impact on us in the event they are unable to pay us for the products or services we provide or otherwise fulfill their obligations to us.

We are exposed to the risk of loss in the event of nonperformance by our customers or other counterparties, such as hedging counterparties, joint venture partners and suppliers. Many of our counterparties finance their activities through cash flow from operations or debt or equity financing, and some of them may be highly leveraged and unable to access additional capital to sustain their operations in the future. Our counterparties are subject to their own operating, market, financial, and regulatory risks, and some have experienced, are experiencing, or may experience in the future, severe financial problems that have had or may have a significant impact on their creditworthiness. Further, the security we are able to obtain from such customers may be limited, including by FERC regulation. While certain of our customers are subsidiaries of an entity that has an investment grade credit rating, in many cases the parent entity has not guaranteed the obligations of the subsidiary and, therefore, the parent’s credit ratings may have no bearing on such customers’ ability to pay us for the services we provide or otherwise fulfill their obligations to us.

Furthermore, financially distressed customers might be forced to reduce or curtail their future use of our products and services, which also could have a material adverse effect on our results of operations, financial condition, and cash flows.

We cannot provide any assurance that such customers and key counterparties will not become financially distressed or that such financially distressed customers or counterparties will not default on their obligations to us or file for bankruptcy protection. If one or more customers or counterparties files for bankruptcy protection, we likely would be unable to collect all, or even a significant portion of, amounts they owe to us. Similarly, our contracts with such customers may be renegotiated at lower rates or terminated altogether. Significant customer and other counterparty defaults and bankruptcy filings could have a material adverse effect on our business, financial position, results of operations, or cash flows.

We are subject to reputational risks and risks relating to public opinion.

Our business, operations, or financial condition generally may be negatively impacted as a result of negative public opinion towards our industry sector, the products we handle, or us specifically. Public opinion may be influenced by negative portrayals of the energy industry as well as opposition to development projects. In addition, events specific to us could result in the deterioration of our reputation with key stakeholders.

We believe that reputational risk cannot be managed in isolation from other forms of risk and that credit, market, operational, insurance, regulatory, and legal risks, among others, must all be managed effectively to safeguard our reputation. Our reputation and public opinion could also be impacted by the actions and activities of other companies operating in the energy industry, particularly other energy infrastructure providers, over which we have no control. In particular, our reputation could be impacted by negative publicity related to pipeline incidents or unpopular expansion projects and due to opposition to development of hydrocarbons and energy infrastructure, particularly projects involving resources that are considered to increase GHG emissions and contribute to climate change. Negative impacts from a compromised reputation or changes in public opinion (including with respect to the production, transportation, and use of hydrocarbons generally) could include increased regulatory oversight and costs, difficulty obtaining rights-of-way and delays in obtaining, or challenges to, regulatory approvals with respect to growth projects, blockades, project cancellations, difficulty securing financing, revenue loss, reduction in customer base, and decreased value of our securities and our business.

Our use of hedging arrangements does not eliminate our exposure to commodity price risks and could result in financial losses or volatility in our income.

We engage in hedging arrangements to reduce our direct exposure to fluctuations in the prices of crude oil, natural gas, and NGL, including differentials between regional markets. These hedging arrangements expose us to risk of financial loss in some circumstances, including when production is less than expected, when the counterparty to the hedging contract defaults on its contract obligations, or when there is a change in the expected differential between the underlying price in the hedging agreement and the actual price received. In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in prices for crude oil, natural gas, and NGL. Furthermore, our hedging arrangements cannot hedge against any decrease in the volumes of products we handle. See “—Our businesses are dependent on the supply of and demand for the products we handle.”

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

A breach of information security or the failure of one or more key IT or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations, or business reputation.

Our business is dependent upon our operational systems to process a large amount of data and complex transactions. Some of the operational systems we use are owned or operated by independent third-party vendors. The various uses of these systems, networks, and services include, but are not limited to, controlling our pipelines and terminals with industrial control systems, collecting and storing information and data, processing transactions, and handling other processes necessary to manage our business.

In accordance with government mandates, we have implemented and maintain a cybersecurity program—both internal and incorporating industry expertise—designed to protect our IT, OT, and data systems from attacks, however, we can provide no assurance that our cybersecurity program will be completely effective. We have experienced increases in the number of attempts by external parties to access our networks or our company data without authorization. While we have taken additional steps to secure our networks and systems to specifically respond to new and elevated risks associated with remote work, we may nevertheless be more vulnerable to a successful cyber-attack or information security incident when significant numbers of our employees are working remotely. The risk of a disruption or breach of our operational systems, or the compromise of the data processed in connection with our operations, has increased as attempted attacks, including acts of terrorism or cyber sabotage, which may be escalated during periods of heightened geopolitical tensions, have advanced in sophistication and number around the world.

If any of our systems are damaged, fail to function properly, or otherwise become unavailable, we may incur substantial costs to repair or replace them. We may also experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. A significant failure, compromise, breach, or interruption in our systems, which may result from problems such as ransomware, malware, computer viruses, hacking attempts, or third-party error or malfeasance, could result in a disruption of our operations, customer dissatisfaction, damage to our reputation and a loss of customers or revenues. Efforts by us and our vendors to develop, implement and maintain security measures, including malware and anti-virus software and controls, may not be successful in preventing these events, and any network and information systems-related events could require us to expend significant remedial resources. In the future, we may be required to expend significant additional resources to continue to enhance our information security measures, to comply with regulations, to develop and implement government-mandated plans, and/or to investigate and remediate information security vulnerabilities.

Attacks, including acts of terrorism or cyber sabotage, or the threat of such attacks, may adversely affect our business or reputation.

The U.S. government has issued public warnings indicating that pipelines and other infrastructure assets might be specific targets of terrorist organizations or “cyber sabotage” events. Potential targets include our pipeline systems, terminals, processing plants, databases, or operating systems. Risk of these attacks may escalate during periods of heightened geopolitical tensions. The occurrence of an attack could cause a substantial decrease in revenues and cash flows, increased costs to respond or other financial loss, significant reporting requirements, damage to our reputation, increased regulation or litigation, or inaccurate information reported from our operations. In the event of such an incident, we may need to retain cybersecurity experts to assist us in stopping, diagnosing, and recovering from the attack. There is no assurance that adequate cyber sabotage and terrorism insurance will be available at rates we believe are reasonable in the near future. The potential for an attack may subject our operations to increased risks and costs, and, depending on their ultimate magnitude, have a material adverse effect on our business, results of operations, financial condition, and/or business reputation.

Development of new technologies could create additional risk, or we may not have sufficient resources to manage our technology.

Custom or new technology (including potential generative artificial intelligence) that is heavily relied upon by us or our counterparties may not be maintained and updated appropriately due to resource restraints, or other factors, which could cause technology failures or give rise to additional operational or security risks. Generative artificial intelligence or other new technology could also create additional regulatory scrutiny and generate uncertainty around intellectual property ownership and/or licensing or use. Technology (including artificial intelligence) is also subject to intentional misuse (by criminals, terrorists, or other bad actors). Technology failures or incidents of misuse could result in significant adverse effects on our operations, results of operations, financial condition, and cash flows.

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

We may not realize anticipated operating advantages and cost savings. Integration of acquired businesses or assets involves a number of risks, including (i) the loss of key customers of the acquired business; (ii) demands on management related to the increase in our size; (iii) the diversion of management’s attention from the management of daily operations; (iv) difficulties in implementing or unanticipated costs of accounting, budgeting, reporting, internal controls, and other systems; and (v) difficulties in the retention and assimilation of necessary employees.

Difficulties in integration may be magnified if we make multiple acquisitions over a relatively short period of time. Because of difficulties in combining and expanding operations, we may not be able to achieve the cost savings and other size-related benefits that we hoped to achieve after these acquisitions, which would harm our financial condition and results of operations.

Hurricanes, earthquakes, flooding, and other natural disasters, as well as subsidence and coastal erosion and climate-related physical risks, could have an adverse effect on our business, financial condition, and results of operations.

Some of our pipelines, terminals, and other assets are located in, and our shipping vessels operate in, areas that are susceptible to hurricanes, earthquakes, flooding, and other natural disasters or could be impacted by subsidence and coastal erosion. These natural disasters could potentially damage or destroy our assets and disrupt the supply of the products we transport. Many climate models indicate that global warming is likely to result in rising sea levels, increased frequency and severity of weather events such as winter storms, hurricanes and tropical storms, extreme precipitation, and flooding. These climate-related changes could result in damage to our physical assets, especially operations located in low-lying areas near coasts and river banks, and facilities situated in hurricane-prone and rain-susceptible regions. Natural disasters can similarly affect the facilities of our customers. The timing, severity and location of these climate change impacts are not known with certainty, and these impacts are expected to manifest themselves over varying time horizons.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

Our insurance program may not cover all operational risks and costs and may not provide sufficient coverage in the event of a claim. We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Losses in excess of our insurance coverage could have a material adverse effect on our business, financial condition, and results of operations.

Changes in the insurance markets subsequent to certain hurricanes and other natural disasters have made it more difficult and more expensive to obtain certain types of coverage. The occurrence of an event that is not fully covered by insurance, or failure by one or more of our insurers to honor its coverage commitments for an insured event, could cause us to incur significant losses. Insurance companies may reduce or eliminate the insurance capacity they are willing to offer or may demand significantly higher premiums or deductibles to cover our assets. If significant changes in the number or financial solvency of insurance underwriters for the energy industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. The unavailability of adequate insurance coverage to cover events in which we suffer significant losses could have a material adverse effect on our business, financial condition, and results of operations.

Substantially all of the land on which our pipelines are located is owned by third parties. If we are unable to procure and maintain access to land owned by third parties, our revenue and operating costs, and our ability to complete construction projects, could be adversely affected.

We must obtain and maintain the rights to construct and operate pipelines on other owners’ land, including private landowners, railroads, public utilities, and others. While our interstate natural gas pipelines in the U.S. have federal eminent domain authority, the availability of eminent domain authority for our other pipelines varies from state to state depending upon the type of pipeline—petroleum liquids, natural gas, CO2, or crude oil—and the laws of the particular state. In addition, we must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. If we are unable to obtain rights-of-way on acceptable terms, our ability to complete construction projects on time, on budget, or at all, could be adversely affected. In addition, we are subject to the possibility of increased costs under our rights-of-way or rental agreements with landowners, primarily through renewals of expiring agreements and rental increases. If we were to lose these rights, our operations could be disrupted or we could be required to relocate the affected pipelines, which could cause a substantial decrease in our revenues and cash flows and a substantial increase in our costs.

The future success of our oil and gas development and production operations depends in part upon our ability to develop additional oil and gas reserves that are economically recoverable, which involves risks that may result in a total loss of investment.

The rate of production from oil and natural gas properties declines as reserves are depleted. Without successful development activities, the reserves, revenues, and cash flows of the oil and gas producing assets within our CO2 business segment will decline. We may not be able to develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future. Additionally, if we do not realize production volumes greater than, or equal to, our hedged volumes, we may suffer financial losses not offset by physical transactions.

Developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge, and careful evaluation may not be able to overcome. Acquisition and development decisions related to oil and gas properties include subjective judgments and assumptions that, while they may be reasonable, are by their nature speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, the successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational and market-related factors may substantially delay or prevent completion of any well or otherwise prevent a property or well from being profitable.

Our business requires the retention and recruitment of a skilled executive team and workforce, and difficulties recruiting and retaining executives and other key personnel could impair our ability to develop and implement our business strategy.

Our success depends in part on the performance of and our ability to attract, retain, and effectively manage the succession of a skilled executive team. We depend on our executive officers to develop and execute our business strategy. If we are not successful in retaining our executive officers, or replacing them, our business, financial condition, or results of operations could be adversely affected. We do not maintain key personnel insurance.

In addition, our business requires the retention and recruitment of a skilled workforce, including engineers, technical personnel, and other professionals. We and our affiliates compete with other companies in the energy industry for this skilled workforce. In addition, many of our current employees are retirement eligible and have significant institutional knowledge that must be transferred to other employees. If we are unable to (i) retain current employees; (ii) successfully complete the knowledge transfer; and/or (iii) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain and recruit these professionals.

Risks Related to Financing Our Business

Our substantial debt could adversely affect our financial health and make us more vulnerable to adverse economic conditions.

As of December 31, 2025, we had approximately $31.8 billion of consolidated debt (excluding debt fair value adjustments). Additionally, we and substantially all of our wholly owned U.S. subsidiaries are parties to a cross guarantee agreement under which each party to the agreement unconditionally guarantees the indebtedness of each other party, which means that we are liable for the debt of each of such subsidiaries. This level of consolidated debt and the cross guarantee agreement could have important consequences, such as (i) limiting our ability to obtain additional financing to fund our working capital, capital expenditures, debt service requirements, or potential growth, or for other purposes; (ii) increasing the cost of our future borrowings; (iii) limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to make payments on our debt; (iv) placing us at a competitive disadvantage compared to competitors with less debt; and (v) increasing our vulnerability to adverse economic and industry conditions.

Our ability to service our consolidated debt, and our ability to meet our consolidated leverage targets, will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory, and other factors, many of which are beyond our control. If our consolidated cash flow is not sufficient to service our consolidated debt, and any future indebtedness that we incur, we will be forced to take actions such as reducing dividends, reducing or delaying our business activities, acquisitions, investments or capital expenditures, selling assets, or seeking additional equity capital. We may also take such actions to reduce our indebtedness if we determine that our earnings (or consolidated EBITDA, as calculated in accordance with our revolving credit facility) may not be sufficient to meet our consolidated leverage targets or to comply with consolidated leverage ratios required under certain of our debt agreements. We may not be able to effect any of these actions on satisfactory terms or at all. For more information about our debt, see Note 8 “Debt” to our consolidated financial statements.

Our business, financial condition and operating results may be affected adversely by adverse changes in the availability, terms, and cost of capital or a reduction in the availability of credit.

We may need to rely on external financing sources, including commercial borrowings and issuances of debt and equity securities, to fund acquisitions, capital projects or refinancing debt maturities. Adverse changes to the availability, terms and cost of capital, interest rates, or our credit ratings (which would have a corresponding impact on the credit ratings of our subsidiaries that are party to the cross guarantee agreement) could cause our cost of doing business to increase by limiting our access to capital, including our ability to refinance maturities of existing indebtedness on similar terms, which could in turn reduce our cash flows, and could limit our ability to pursue acquisition or expansion opportunities. Our credit ratings may be impacted by our leverage, liquidity, credit profile, and potential transactions. Although the ratings from credit agencies are not recommendations to buy, sell, or hold our securities, our credit ratings will generally affect the market value of our and our subsidiaries’ debt securities and the terms available to us for future issuances of debt securities.

Also, disruptions and volatility in the global financial markets may lead to an increase in interest rates or a contraction in credit availability, impacting our ability to finance our operations and strategy on favorable terms. A significant reduction in the availability of credit could materially and adversely affect our business, financial condition, and results of operations.

Our large amount of debt makes us vulnerable to increases in interest rates to the extent we have variable-rate debt and maturing fixed-rate debt.

As of December 31, 2025, we had approximately $31.8 billion of consolidated debt (excluding debt fair value adjustments), including $1.1 billion of senior notes maturing within the next 12 months, and approximately $3.5 billion of debt subject to variable interest rates, either as short-term or long-term variable-rate debt obligations, or as long-term fixed-rate debt effectively converted to variable rates through the use of interest rate swaps. The U.S. Federal Reserve raised interest rates over the period from March 2022 to July 2023 in response to increasing inflation, then reduced rates beginning in September 2024 as inflation slowed and the labor market weakened. Although rate reductions continued through December 2025, there can be no assurance that the U.S. Federal Reserve will continue rate reductions, or will not resume rate increases, or regarding the pace at which any such reductions or increases could occur. If and to the extent that interest rates increase, our costs to refinance maturities of existing indebtedness may also increase, as will the amount of cash required to service variable-rate debt, and our earnings and cash flows could be adversely affected.

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

Risks Related to Regulation

The FERC or state public utility commissions, such as the CPUC, may establish pipeline tariff rates that have a negative impact on us. In addition, the FERC, state public utility commissions, or our customers could initiate proceedings or file complaints challenging the tariff rates charged by our pipelines, which could have an adverse impact on us.

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

Our existing rates may also be challenged by complaint or protest. Regulators and shippers on our pipelines have rights to challenge, and have challenged, the rates we charge under certain circumstances prescribed by applicable regulations. Some shippers on our pipelines have filed complaints with the regulators seeking prospective reductions in the tariff rates and, in the case of a protest to a rate filing, seeking substantial refunds for alleged overcharges during the years in question. Further, the FERC has initiated and may continue to initiate investigations to determine whether our interstate natural gas pipeline rates are just and reasonable. We are unable to predict the extent to which these proceedings will result in lower transportation rates on our pipelines, and in the case of a protest, refunds for alleged overcharges. Any successful challenge to our rates could materially adversely affect our future earnings, cash flows, and financial condition.

New or amended laws, policies, regulations and oversight requirements, and compliance complexity resulting from disparities in requirements imposed by federal, state, and local authorities, could adversely impact our earnings, cash flows, and operations.

Our assets and operations are subject to extensive and in some cases overlapping regulation and oversight by federal, state, and local authorities. Changes in the policy priorities of federal, state, and local authorities create a dynamic regulatory landscape—where, for example, federal priorities may ease while state and local requirements become more stringent—resulting in compliance complexity and potential cost increases.

Future administrations, court decisions, or state-level initiatives could reverse or tighten standards or result in enhanced requirements, creating uncertainty and volatility in compliance obligations and costs. For example, with respect to our products pipelines, the FERC resets the ceiling level calculation formula every five years, and the five-year review is typically the subject of litigation between liquids pipelines, their customers, and industry groups. Changes in the index formula used to calculate ceiling levels would impact the revenues we receive from FERC-jurisdictional service.

While policy shifts under the current U.S. presidential administration have generally emphasized support for domestic energy production and have reduced certain environmental regulatory burdens at the federal level, these changes introduce their own uncertainties. Deregulatory actions at the federal level, such as the EPA’s rescission of its previous endangerment finding relating to GHGs announced on February 12, 2026, are likely to be subject to legal challenges. Also, as the U.S. federal government has taken some steps to relax regulatory requirements, some states have adopted new laws and regulations. Many states have adopted policies related to GHG emission reduction targets. These and other expansion of U.S. state laws and regulations with potentially divergent obligations could require us to incur additional expenditures to comply with disparate obligations related to GHG emission requirements, or other reporting or safety regulations.

For example, the EPA finalized methane and volatile organic compound emissions standards in late 2023 and, although EPA priorities have shifted under the current U.S. presidential administration, several states continue to pursue aggressive climate and emissions-reduction programs, which could require us to comply with obligations that are more stringent than those imposed by the EPA. The State of California has enacted legislation requiring climate-related disclosures, and the California Air Resources Board (CARB) has begun implementation of such legislation, which requires that certain companies doing business in California submit reporting of GHG emissions. Other U.S. states have announced similar proposed regulations. These types of regulations may expose us to significant additional compliance costs. In addition, some customers and other third parties request disclosures from us related to their own reporting obligations. At this time, we cannot predict the costs of compliance with, or other potential adverse impacts resulting from, these or similar future rules that may be adopted.

These and other initiatives of regulatory authorities may affect our assets and operations directly or indirectly, such as by preventing or delaying the exploration for and production of natural gas and liquids that we transport or expanding regulation of existing infrastructure or new sources that are not currently regulated. Moreover, political and legal challenges to existing rules, combined with evolving public expectations around environmental stewardship, add to the risk that new or reinstated regulations could materially impact our operations.

Regulation affects almost every part of our business. In addition to environmental and pipeline safety matters, we are subject to regulations extending to such matters as (i) federal, state, local and foreign taxation; (ii) rates, operating terms, and conditions of service we may offer to our customers; (iii) the types of services and contracts we may offer to our customers; (iv) permitting, certification, and construction of new facilities; (v) the costs of raw materials, such as steel, which may be affected by tariffs (such as those discussed under “—Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.”) or otherwise; (vi) the integrity, safety and security (including against cyber-attacks) of facilities and operations; (vii) the acquisition of other businesses; (viii) the acquisition, extension, disposition, or abandonment of services or facilities; (ix) reporting and information posting requirements; (x) the maintenance of accounts and records; and (xi) relationships with affiliated companies involved in various aspects of the natural gas and energy businesses.

If we fail to comply with any applicable laws or regulations, and orders of such regulatory authorities, we could be subject to substantial penalties and fines and potential loss of government contracts. New or amended laws or regulations, or different interpretations of existing laws or regulations, including policy changes, applicable to our business could have a material adverse impact on our earnings, cash flow, financial condition, and results of operations. For more information, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Industry Regulation.”

Environmental, health, and safety laws and regulations could expose us to significant costs and liabilities.

Our operations are subject to extensive federal, state, and local laws, regulations, and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources, and human health and safety. Such laws and regulations affect many aspects of our past, present, and future operations, and generally require us to obtain and comply with various environmental registrations, licenses, permits, inspections, and other approvals. It is possible that costs associated with complying with the aforementioned laws will change depending on the emphasis regulatory authorities are placing on protection of the environment. Liability under such laws and regulations may be incurred without regard to fault under CERCLA, the Resource Conservation and Recovery Act, the Federal Clean Water Act, the Oil Pollution Act, or analogous state laws, as a result of the presence or release of hydrocarbons or hazardous substances into or through the environment, and these laws may require response actions and remediation and may impose liability for natural resource and other damages. Private parties, including the owners of properties through which our pipelines pass, also may have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with such laws and regulations or for personal injury or property damage. Our insurance may not cover all environmental risks and costs and/or may not provide sufficient coverage in the event an environmental claim is made against us.

Failure to comply with these laws and regulations, including required permits and other approvals, also may expose us to civil, criminal, and administrative fines, penalties, and/or interruptions in our operations that could harm our business, financial position, results of operations, and prospects. For example, if a leak, release, or spill of liquid petroleum products, chemicals, or hazardous substances occurs at or from our pipelines, shipping vessels or storage, or other facilities, we may experience significant operational disruptions, and we may have to pay a significant amount to clean up or otherwise respond to the leak, release or spill, pay government penalties, address natural resource damage, compensate for human exposure or property damage, install costly pollution control equipment, or undertake a combination of these and other measures.

We own and/or operate numerous properties and equipment that have been used for many years in connection with our business activities and contain hydrocarbons or hazardous substances. While we believe we have utilized operating, handling, and disposal practices that were consistent with industry practices at the time, hydrocarbons or hazardous substances may have been released at or from properties and equipment owned, operated, or used by us or our predecessors, or at or from properties where our or our predecessors’ wastes have been taken for disposal. In addition, many of these properties have been owned and/or operated by third parties whose management, handling, and disposal of hydrocarbons or hazardous substances were not under our control. These properties and any hazardous substances released and wastes disposed at or from them may be subject to U.S. laws such as CERCLA, which impose joint and several liability without regard to fault or the legality of the original conduct. Under such laws, we could be required to remove previously disposed wastes, remediate property contamination, or both, including contamination caused by prior owners or operators. Furthermore, it is possible that some wastes that are currently classified as non-hazardous, which could include wastes currently generated during our pipeline or liquids or bulk terminal operations or wastes from oil and gas facilities that are currently exempt as being exploration and production waste, may in the future be designated as hazardous wastes. Hazardous wastes are subject to more rigorous and costly handling and disposal requirements than non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses for us.

Environmental and health and safety laws and regulations are subject to change. The long-term trend in environmental regulation has been to place more restrictions and limitations on activities that may be perceived to affect the environment, wildlife, natural resources, and human health, including without limitation, the exploration, development, storage, and transportation of oil and gas. For example, the Federal Clean Air Act and other similar federal and state laws and regulations are subject to amendment, which could result in more stringent emission control requirements obligating us to make significant capital expenditures at our facilities. Several state and federal agencies have also increased their daily and maximum penalty amounts in recent years. There can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

New or revised regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from our customers, as well as increased penalty amounts for inadvertent non-compliance, could have a material adverse effect on our business, financial position, results of operations, and prospects. For more information, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters.”

Increased regulatory requirements relating to the safety and integrity of our pipelines may require us to incur significant capital and operating expenses.

We are subject to extensive laws and regulations related to pipeline safety and integrity at the federal and state levels. There are, for example, regulations issued by PHMSA for pipeline operators in the areas of design, operations, maintenance, integrity management, qualification and training, emergency response, control room management, and public awareness. We expect the costs of compliance with these regulations, including integrity management rules, will continue to be substantial. The majority of compliance costs relate to enhanced assessment and repair requirements in HCAs (pursuant to PHMSA’s integrity management regulations) and MCAs. Technological advances in in-line inspection tools, identification of additional threats to a pipeline’s integrity, and changes to the amount of pipeline determined to be located in HCAs or MCAs can have a significant impact on integrity testing and repair costs. Repairs or upgrades deemed necessary to address results of integrity assessments and other testing and/or ensure the continued safe and reliable operation of our pipelines and pipeline facilities could cause us to incur significant and unanticipated capital and operating expenditures. Such expenditures will vary depending on the number of repairs determined to be necessary as a result of integrity assessments and other testing. We also anticipate incurring substantial costs associated with PHMSA’s requirements for reconfirming the MAOP of certain gas pipelines.

Further, additional laws and regulations that may be enacted in the future or a new interpretation of existing laws and regulations could significantly increase our compliance expenditures. Pipeline safety regulations or changes to such regulations may require additional leak detection, reporting, the replacement of certain pipeline segments or equipment, addition of monitoring equipment, and more frequent monitoring, inspection or testing of our pipeline facilities. Repair, remediation, and preventative or mitigating actions may require significant capital and operating expenditures. Pipeline safety regulation has increased over time, including recent revised gas and hazardous liquid regulations that we must timely implement, and existing obligations may increase with new proposed rules that are currently under consideration. For example, PHMSA has issued a proposed rulemaking with expansive pipeline leak detection and repair requirements that is proposed to be applicable to gas pipelines, LNG facilities and underground natural gas storage facilities. PHMSA is also working on a final rule regarding requirements for pipelines located in coastal ecological unusually sensitive areas and a rulemaking that seeks to update the repair criteria applicable to hazardous liquid and gas pipelines.

Additionally, Congress is working on the reauthorization of the Pipeline Safety Act, which could further expand PHMSA’s current rulemaking agenda and/or statutory authority in certain areas. There can be no assurance as to the amount or timing of future expenditures for pipeline safety and integrity regulation, and actual future expenditures may be different from the amounts we currently anticipate. Revised or additional regulations that result in increased compliance costs or additional operating restrictions, particularly if those costs are not deemed by regulators to be fully recoverable from our customers, could have a material adverse effect on our business, financial position, results of operations, and prospects.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements, or other trade restrictions imposed by the U.S. or other governments. For example, in 2025, the U.S. government announced multiple tariffs on several foreign jurisdictions and imports into the U.S. Several of these tariff announcements have been followed by announcements of limited exemptions and temporary pauses. These actions have caused substantial uncertainty and volatility in financial markets. Additionally, in response to these actions, certain governments have announced retaliatory measures against the U.S. and/or are in the process of negotiating with the U.S on tariff agreements. While the U.S. government has announced various trade deals, many such agreements are preliminary and may be subject to change. Further, any future disagreement between the U.S. government and other countries over the implementation of trade deals or any failure to obtain required governmental approvals or otherwise reach a final agreement could result in prolonged uncertainty regarding the scope and duration of such trade actions by the U.S. government and other countries.

In August 2025, the U.S. Court of Appeals for the Federal Circuit ruled that many of the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. This ruling introduces additional uncertainty as to the scope and durability of existing and future tariff measures.

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

Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation, and diminished expectations for the economy, and ultimately reduced demand for our and our customers’ products and services. Such conditions could have a material adverse impact on our business, results of operations, and cash flows. Also, disruptions and volatility in the financial markets may lead to adverse changes in the availability, terms, and cost of capital. Such adverse changes could increase our costs of capital and limit our access to external financing sources to fund acquisitions, capital projects, or refinancing of debt maturities on similar terms, which could in turn reduce our cash flows and limit our ability to pursue growth opportunities.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to taxes, tariffs, trade agreements, or policies, are difficult to predict, which makes attendant risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business and results of operations.

Climate-related risks and related regulation could result in significantly increased operating, capital, and other costs for us and could reduce demand for our products and services.

Various laws and regulations exist or are under development that seek to regulate the emission of GHGs such as methane and CO2, including the EPA programs to control GHG emissions, PHMSA’s existing leak detection and repair requirements, and additional requirements proposed by PHMSA in accordance with its Congressional mandate, state actions to develop statewide or regional programs, and regulations by foreign governments that restrict imports. Although the EPA recently announced its intention to reconsider certain findings underlying the agency’s regulation of GHGs, as well as mandatory GHG reporting requirements, the EPA’s current regulations require us to report GHG emissions in the U.S. from sources such as our larger natural gas compressor stations, fractionated NGL, and production of naturally occurring CO2 (for example, from our McElmo Dome CO2 field), even when such production is not emitted to the atmosphere. In addition, the European Union has approved a law to impose limits on methane emissions applicable to imports of natural gas and crude oil beginning in 2030. Proposed approaches to further address GHG emissions include establishing GHG “cap-and-trade” programs, increased efficiency standards, participation in international climate agreements, and incentives or mandates for pollution reduction, use of renewable energy sources or use of alternative fuels with lower carbon content. For more information about climate change regulation, see Items 1 and 2. “Business and Properties—Narrative Description of Business—Environmental Matters—Climate Change.”

Adoption of any such laws or regulations could increase our costs to operate and maintain our facilities, expand existing facilities, or construct new facilities. We could be required to install new emission controls on our facilities, acquire allowances for our GHG emissions, pay taxes related to our GHG emissions, and administer and manage a GHG emissions reduction program, and such increased costs could be significant. Recovery of such increased costs from our customers is uncertain in all cases and may depend on events beyond our control, including the outcome of future rate proceedings before the FERC. Such laws or regulations could also lead to reduced demand for hydrocarbon products that are deemed to contribute to emissions of GHGs, increases in the costs for such products or restrictions on their use, which in turn could adversely affect demand for our products and services. See also “—Business Risks—We are subject to reputational risks and risks relating to public opinion.” and “—Business Risks—Hurricanes, earthquakes, flooding, and other natural disasters, as well as subsidence and coastal erosion and climate-related physical risks, could have an adverse effect on our business, financial condition, and results of operations.”

Public attention with respect to climate matters has resulted in an overall increase in climate focused activities in recent years by interested stakeholders, including government authorities and private interest groups. These include efforts to implement new laws, regulations, and policies focused on enhanced disclosures related to climate matters. The commitment to such climate focused initiatives has varied over time, including with changes in U.S. presidential administrations and public priorities. At various times, the federal government, states, and groups of states have adopted or proposed climate related laws, regulations, or policies that could subject us to substantial compliance costs. For example, the SEC finalized rules requiring significant new climate-related disclosure in SEC filings, including certain climate-related metrics and GHG emissions data, and third-party attestation requirements. Although the SEC voluntarily stayed the effectiveness of such rules and has advised the U.S. Court of Appeals for the Eighth Circuit that it does not intend to reconsider or defend the rules, such rules or similar rules could be pursued in the future by the SEC or another government authority. See “New or amended laws, policies, regulations and oversight requirements, and compliance complexity resulting from disparities in requirements imposed by federal, state, and local authorities, could adversely impact our earnings, cash flows, and operations.” above for discussion of other state climate disclosure regulations that could subject us to substantial compliance costs.

Any of the foregoing could have adverse effects on our business, financial position, results of operations, or cash flows.

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

We gather, process, or transport crude oil, natural gas, or NGL from several areas, including lands that are federally managed. Policy and regulatory initiatives or legislation by Congress may decrease access to federally managed lands or increase the regulatory burdens associated with using these lands to produce crude oil or natural gas, or both. From 2021 to 2024, the federal government deprioritized onshore leasing and its review of applications for permits to drill. Third-party interest groups and members of the oil and gas industry have initiated litigation challenging decisions to approve or prohibit oil and gas activities on federally managed lands.

In addition, oil and gas development and production activities are subject to increasing regulation at the federal, state, and local levels. For example, there have been initiatives at the federal and state levels to regulate or otherwise restrict the use of certain hydraulic fracturing activities, and many states are promulgating stricter requirements related not only to well development but also to compressor stations and other facilities in the oil and gas industry. These activities are subject to laws and regulations regarding the acquisition of permits before drilling, restrictions on drilling activities and location, emissions into the environment, water discharges, transportation of hazardous materials, and storage and disposition of wastes. In addition, legislation has been enacted that requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities.

Adoption of legislation or regulations restricting these activities in our areas of operations could impose operational delays, increased operating costs and additional regulatory burdens on exploration and production operators, which could reduce their production of crude oil, natural gas, or NGL and, in turn, adversely affect our revenues, cash flows, and results of operations by decreasing the volumes of these commodities that we handle. These laws and regulations may also adversely affect our own oil and gas development and production activities.

The Jones Act includes restrictions on ownership by non-U.S. citizens of our U.S. point-to-point maritime shipping vessels, and failure to comply with the Jones Act, or changes to or a repeal of the Jones Act, could limit our ability to operate our vessels in the U.S. coastwise trade, result in the forfeiture of our vessels or otherwise adversely impact our earnings, cash flows, and operations.

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

We disclose in this report and elsewhere the anticipated cash dividends on our common stock. These reflect our current judgment, but as with any estimate, they may be affected by inaccurate assumptions and other risks and uncertainties, many of which are beyond our control. See “Information Regarding Forward-Looking Statements” at the beginning of this report. If our Board elects to pay dividends at the anticipated level and that action would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to fund our operations, to maintain our leverage metrics, or otherwise to properly address our business prospects, our business could be harmed.

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

We have not identified any cybersecurity threats that have materially impaired or are reasonably likely to materially impair our operations or financial standing. Please read Item 1A. “Risk Factors—Risks Related to Our Business—A breach of information security or the failure of one or more key IT or operational (OT) systems, or those of third parties, may adversely affect our business, results of operations, or business reputation.” and “ Attacks, including acts of terrorism or cyber sabotage, or the threat of such attacks, may adversely affect our business or reputation.” for discussions of risks from cybersecurity threats we face.

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

Cybersecurity Governance Structures

Management’s Role in Managing Cybersecurity Risk

We are committed to protecting sensitive information and have a dedicated cybersecurity group within our IT department that is overseen by our Chief Information Officer. This group provides a quarterly cybersecurity report to our senior management, including the Chief Executive Officer, President, Chief Financial Officer, Chief Operating Officer, Chief Administrative Officer, Chief Information Officer, General Counsel, business segment Presidents, and the Vice President—Corporate Security. This senior management team is involved in all significant cybersecurity decisions, including efforts undertaken to comply with the security directives issued by the TSA. Our Chief Information Officer and, occasionally, our Chief Executive Officer and our General Counsel have attended classified briefings on cybersecurity in Washington, D.C. In addition to the quarterly reports to senior management, the cybersecurity team prepares broader management briefings that include updates regarding company-wide cybersecurity matters and initiatives and provide a forum for discussing data security risk solutions and formulating action plans.

Management of our cybersecurity team has extensive experience and training related to cybersecurity matters. These leaders hold top-secret clearance from the U.S. federal government and have attended classified briefings from relevant federal agencies. Our cybersecurity team has in excess of 100 years of combined cybersecurity experience as of year-end 2025, and members of the team hold various specialized certifications related to cybersecurity, including training related to penetration testing and information system auditing.

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

Item 4.  Mine Safety Disclosures.

We do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of the Dodd-Frank Act for the year ended December 31, 2025.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class P common stock is listed for trading on the NYSE under the symbol “KMI.”

As of February 12, 2026, we had 8,596 holders of record of our Class P common stock, which does not include beneficial owners whose shares are held by a nominee, such as a broker or bank.

For information on our equity compensation plans, see Note 9 “Share-based Compensation and Employee Benefits—Share-based Compensation” to our consolidated financial statements. For information about our expectations regarding dividends, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—General—2026 Dividends and Discretionary Capital.”

Item 6.  [Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto. We prepared our consolidated financial statements in accordance with GAAP. Additional sections in this report which should be helpful to the reading of our discussion and analysis include the following: (i) a description of our business strategy found in Items 1 and 2. “Business and Properties—Narrative Description of Business—Business Strategy;” (ii) a description of developments during 2025, found in Items 1 and 2. “Business and Properties—General Development of Business—Recent Developments;” (iii) a description of terms for services and commodities we provide, found in Items 1 and 2.
“Business and Properties—Narrative Description of Business—Business Segments;” (iv) a description of risk factors affecting us and our business, found in Item 1A. “Risk Factors;” and (v) a discussion of forward-looking statements, found in “Information Regarding Forward-Looking Statements” at the beginning of this report.

A comparative discussion of our 2024 to 2023 operating results can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 13, 2025.

General

Acquisition and Divestiture

Following are an acquisition and a divestiture we made during the 2025 reporting period. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information on these transactions.

Event	Description	Business Segment
EagleHawk divestiture $382 million (December 2025)	We sold our 25% equity interest in EagleHawk.	Natural Gas Pipelines (Midstream)
Outrigger Energy acquisition $648 million (February 2025)
Natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC which includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets.
Natural Gas Pipelines (Midstream)

2026 Dividends and Discretionary Capital

We expect to declare dividends of $1.19 per share for 2026, a 2% increase from the 2025 declared dividends of $1.17 per share. Excluding our recently divested interest in EagleHawk, we also expect to invest almost $3.3 billion in expansion projects and contributions to joint ventures, or discretionary capital expenditures, during 2026.

The expectations for 2026 discussed above involve risks, uncertainties and assumptions, and are not guarantees of performance. Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement. Please read

“Information Regarding Forward-Looking Statements” at the beginning of this report and Item 1A. “Risk Factors” for more information.

Critical Accounting Estimates

Critical accounting estimates and assumptions involve material levels of subjectivity and complex judgment to account for highly uncertain matters or matters with a high susceptibility to change, and could result in a material impact to our financial statements. Examples of certain areas that require more judgment relative to others when preparing our consolidated financial statements and related disclosures include our use of estimates in determining (i) revenue recognition; (ii) income taxes; (iii) the economic useful lives of our assets and related depreciation and depletion rates; (iv) the fair values used in (a) assignment of the purchase price for a business acquisition, (b) calculations of possible asset and equity investment impairment charges, (c) calculation for the annual goodwill impairment test (or interim tests if triggered), and (d) recording derivative contract assets and liabilities; (v) reserves for environmental claims, legal fees, transportation rate cases, and other litigation liabilities; (vi) provisions for credit losses; and (vii) exposures under contractual indemnifications. We routinely evaluate these estimates, utilizing historical experience, consultation with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates, and any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Impairments

In addition to our annual goodwill impairment testing, we evaluate our goodwill, long-lived assets, and equity method investments for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Management applies judgment in assessing whether such triggering events have occurred.

Impairment testing requires estimating fair value, which involves the use of significant estimates and assumptions regarding the timing and amounts of future cash inflows and outflows, commodity prices, discount rates, market multiples, and asset lives, among other items and as applicable. These estimates can be affected by a variety of factors, including external factors such as industry and macroeconomic conditions, and internal factors such as changes in our business strategy and our internal forecasts. We base our fair value estimates on projected financial information which we believe to be reasonable. However, actual results may differ from these projections. An estimate of the sensitivity to changes in underlying assumptions of a fair value calculation is not practicable, given the numerous assumptions that can materially affect our estimates.

Although we did not identify any triggering events during 2025, we may identify factors in the future that require further evaluation, which could lead to future impairment charges that could have a significant effect on our results of operations.

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

Legal and Regulatory Matters

Many of our operations are regulated by various U.S. regulatory bodies, and we are subject to legal and regulatory matters as a result of our business operations and transactions. We utilize both internal and external counsel in evaluating our potential exposure to adverse outcomes from orders, judgments, or settlements. Any such liability recorded is revised as better information becomes available. Accordingly, to the extent that actual outcomes differ from our estimates, or additional facts and circumstances cause us to revise our estimates, our earnings will be affected. For more information on regulatory matters, see Part I, Items 1 and 2. “Business and Properties—Narrative Description of Business—Industry Regulation.” For more information on legal proceedings, see Note 17 “Litigation and Environmental” to our consolidated financial statements.

Employee Benefit Plans

Our pension and other postretirement benefits (OPEB) obligations and net benefit costs are primarily based on actuarial calculations. A significant assumption we utilize is the discount rate used in calculating our benefit obligations. The selection of assumptions used in the actuarial calculations of our pension and OPEB plans is further discussed in Note 9 “Share-based Compensation and Employee Benefits” to our consolidated financial statements.

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

The following sensitivity analysis shows the estimated impact of a 1% change in the primary assumptions used in our actuarial calculations associated with our pension and OPEB plans for the year ended December 31, 2025:

	Pension Benefits		OPEB
	Net benefit cost (credit)	Funded status	Net benefit cost (credit)	Funded status(a)
	(In millions)
One percent increase in:
Discount rates	$(1)	$118	$—	$9
Expected return on plan assets	(16)	—	(3)	—
Rate of compensation increase	2	(10)	—	—
One percent decrease in:
Discount rates	9	(136)	—	(10)
Expected return on plan assets	16	—	3	—
Rate of compensation increase	(2)	9	—	—
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

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses (EBDA) (as presented in Note 15 “Reportable Segments”), along with the non-GAAP financial measures of Adjusted Net Income Attributable to Common Stock, in the aggregate and per share, Adjusted Segment EBDA, Adjusted Net Income Attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses, and amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) (EBITDA), and Net Debt.

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, and therefore is included within Segment

EBDA. As a result, Segment EBDA for the year ended December 31, 2024 has been adjusted to conform to the current presentation in the following MD&A tables. The adjustments were not material.

GAAP Financial Measures

The Consolidated Earnings Results for the years ended December 31, 2025 and 2024 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 15 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation, and environmental expenses, and shared corporate services including accounting, IT, human resources, and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation, and casualty losses), or (iii) align the timing of impacts from natural gas inventory hedges with the future associated physical withdrawals from inventory. (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the years ended December 31, 2025 and 2024, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Year Ended December 31,
	2025	2024
	(In millions)
Certain Items
Risk management activities(a)(b)	$(29)	$72
Gain on divestitures(c)	(123)	(69)
Income tax Certain Items(d)	(2)	(52)
Other	(3)	7
Total Certain Items(e)	$(157)	$(42)
(a)Includes changes in fair value of unsettled derivatives, of which gains or losses are reflected within non-GAAP financial measures when realized.
(b)Includes natural gas inventory hedges, of which gains or losses are reflected within non-GAAP financial measures when the associated physical gas is withdrawn from inventory.
(c)2025 amount represents a gain on the sale of our equity interest in EagleHawk. 2024 amount represents gains of $40 million and $29 million, respectively, on divestitures of CO2 and Oklahoma midstream assets.

(d)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(e)2025 and 2024 amounts include $13 million and $(5) million, respectively, reported within “Interest, net” on the accompanying consolidated statements of income of “Risk management activities.”

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A, and amortization of basis differences related to our joint ventures, income tax expense, and interest. We also include amounts from joint ventures for income taxes and DD&A (see “—Amounts associated with Joint Ventures” below). Adjusted EBITDA is used by management, investors, and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

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

Net Debt

Net Debt is calculated, based on amounts as of December 31, 2025, by subtracting the following amounts from our debt balance of $32,003 million: (i) cash and cash equivalents of $63 million; (ii) debt fair value adjustments of $180 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $44 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors, and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Year Ended December 31,
	2025	2024	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$16,937	$15,100	$1,837	12%
Operating Costs, Expenses, and Other
Costs of sales (exclusive of items shown separately below)	(5,529)	(4,337)	(1,192)	(27)%
Operations and maintenance	(3,057)	(2,972)	(85)	(3)%
DD&A	(2,453)	(2,354)	(99)	(4)%
General and administrative	(744)	(712)	(32)	(4)%
Taxes, other than income taxes	(445)	(433)	(12)	(3)%
Other income, net	15	92	(77)	(84)%
Total Operating Costs, Expenses, and Other	(12,213)	(10,716)	(1,497)	(14)%
Operating Income	4,724	4,384	340	8%
Other Income (Expense)
Earnings from equity investments	896	840	56	7%
Interest, net	(1,801)	(1,844)	43	2%
Other, net	173	27	146	541%
Total Other Expense	(732)	(977)	245	25%
Income Before Income Taxes	3,992	3,407	585	17%
Income Tax Expense	(832)	(687)	(145)	(21)%
Net Income	3,160	2,720	440	16%
Net Income Attributable to Noncontrolling Interests	(104)	(107)	3	3%
Net Income Attributable to Kinder Morgan, Inc.	$3,056	$2,613	$443	17%
Basic and diluted earnings per share	$1.37	$1.17	$0.20	17%
Basic and diluted weighted average shares outstanding	2,223	2,220	3	—%
Declared dividends per share	$1.17	$1.15	$0.02	2%
Our consolidated revenues primarily consist of services and sales revenue. Our services revenues include fees for transportation and other midstream services that we perform. Fluctuations in our consolidated services revenue largely reflect changes in volumes and/or in the rates we charge. Our consolidated sales revenues include sales of natural gas (includes natural gas and RNG), products (includes NGL, crude oil, CO2, and transmix) and other (includes RINs). Our consolidated sales revenue will fluctuate with commodity prices and volumes, and the costs of sales associated with purchases will usually have a commensurate and offsetting impact, except for the CO2 segment, which produces, instead of purchases, the crude oil, CO2, and RINs it sells. Additionally, fluctuations in revenues and costs of sales may be further impacted by gains or losses from derivative contracts that we use to manage our commodity price risk.

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable years ended 2025 and 2024:

Revenues

Revenues increased $1,837 million in 2025 compared to 2024. The increase was primarily due to (i) an increase in natural gas sales of $1,609 million due to higher commodity prices and volumes and (ii) an increase in services revenues of $507 million resulting from higher volumes, primarily driven by increased demand for services and expansion projects placed into service, higher rates, and the Outrigger Energy assets acquired in February 2025. Revenues were further increased by $99 million for the impacts of derivative contracts used to hedge commodity sales. These increases in revenues were partially offset by decreased product sales of $423 million, driven by lower commodity prices partially offset by higher volumes, and asset divestitures in 2024. The increase in sales revenues had a corresponding increase in our costs of sales as described below under “Operating Costs, Expenses, and Other—Costs of sales.”

Operating Costs, Expenses, and Other

Costs of Sales

Costs of sales increased $1,192 million in 2025 compared to 2024. The increase, which is net of the impact of our divested assets, was primarily due to higher costs of sales for natural gas of $1,481 million primarily due to higher commodity prices and volumes. The increase was partially offset by (i) lower costs of sales for products of $281 million driven by lower commodity prices partially offset by higher volumes and (ii) a decrease of $51 million related to derivative contracts used to hedge commodity purchases.

Operations and Maintenance

Operations and maintenance increased $85 million in 2025 compared to 2024. Increased costs were primarily driven by greater activity levels, including from expansions, and inflation, including labor costs.

Other Income, net

Other income, net decreased $77 million in 2025 compared to 2024. The decrease was primarily the result of gains on the divestitures of CO2 assets and of Oklahoma midstream assets in 2024.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount. Interest, net decreased $43 million in 2025 compared to 2024. The decrease was primarily due to lower interest rates associated with our fixed-to-variable interest rate swap agreements partially offset by higher average balances and interest rates on our long-term debt.

Other, net

Other, net increased $146 million in 2025 compared to 2024. The increase was primarily the result of a gain on the sale of our equity interest in EagleHawk in 2025.

Non-GAAP Financial Measures

Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Year Ended December 31,
	2025	2024
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$3,056	$2,613
Certain Items(a)
Risk management activities	(29)	72
Gain on divestitures	(123)	(69)
Income tax Certain Items	(2)	(52)
Other	(3)	7
Total Certain Items	(157)	(42)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,899	$2,571

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$3,056	$2,613
Total Certain Items(b)	(157)	(42)
Net income allocated to participating securities and other(c)	(15)	(14)
Adjusted Net Income Attributable to Common Stock	$2,884	$2,557

Adjusted EPS	$1.30	$1.15

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$3,056	$2,613
Total Certain Items(b)	(157)	(42)
DD&A	2,453	2,354
Income tax expense(d)	834	739
Interest, net(e)	1,788	1,849
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(f)	391	409
Remove consolidated joint venture partners’ DD&A	(63)	(62)
Unconsolidated joint venture income tax expense(g)	89	78
Adjusted EBITDA	$8,391	$7,938
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Other includes Adjusted net income in excess of distributions for participating securities of $1 million for each of the 2025 and 2024 periods.
(d)To avoid duplication, adjustments for income tax expense for 2025 and 2024 exclude $(2) million and $(52) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)To avoid duplication, adjustments for interest, net for 2025 and 2024 exclude $13 million and $(5) million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
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

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc. and Adjusted EBITDA:

	Year Ended December 31,
	2025	2024
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$2,899	$2,571
Adjusted EBITDA	8,391	7,938

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$328
Adjusted EBITDA	$453

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $328 million in 2025 compared to 2024. The increase resulted primarily from favorable earnings in our Natural Gas Pipelines and Terminals business segments partially offset by unfavorable earnings in our CO2 business segment, which were also primary drivers of the increase in Adjusted EBITDA of $453 million.

General and Administrative and Corporate Charges

	Year Ended December 31,
	2025	2024
	(In millions)
General and administrative	$(744)	$(712)
Corporate charges	(2)	(24)
Certain Items(a)	1	7
General and administrative and corporate charges	$(745)	$(729)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(32)
Corporate charges	22
Total	$(10)
(a)See “—Overview—Non-GAAP Financial Measures—Certain Items” above.

General and administrative expenses increased $32 million and corporate charges decreased $22 million in 2025 compared to 2024. The combined changes primarily include higher benefit-related and labor costs partially offset by lower pension costs.

Segment Earnings Results

Natural Gas Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Year Ended December 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$11,009	$8,942
Costs of sales	(4,299)	(2,837)
Other operating expenses(a)	(1,606)	(1,519)
Other income	8	47
Earnings from equity investments	817	748
Other, net	151	12
Segment EBDA	6,080	5,393
Certain Items:
Risk management activities	(39)	75
Gain on divestitures	(123)	(29)
Other	(4)	—
Certain Items(b)	(166)	46
Adjusted Segment EBDA	$5,914	$5,439

Change from prior period	Increase/(Decrease)
Segment EBDA	$687
Adjusted Segment EBDA	$475

Volumetric data(c)
Natural Gas Transport (BBtu/d)	46,603	44,252
Natural Gas Sales (BBtu/d)	3,302	2,627
Gathering (BBtu/d)	4,025	3,862
NGL Transport (MBbl/d)	38	38
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2025 and 2024 Certain Items of (i) $(162) million and $46 million, respectively, are associated with our Midstream business and (ii) $(4) million for the 2025 period is associated with our East business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
	(In millions)
Midstream	$2,278	$1,783	$495
East	2,821	2,660	161
West	981	950	31
Total Natural Gas Pipelines	$6,080	$5,393	$687

The changes in Natural Gas Pipelines Segment EBDA in the comparable years of 2025 and 2024 are explained by the following discussion:
•The $495 million (28%) increase in Midstream was primarily driven by (i) on our Texas intrastate systems, completed expansion projects and increased sales margins resulting from higher commodity prices and volumes partially reduced by decreased realized gains on sales hedges; (ii) contributions from the acquired Outrigger Energy assets on our Hiland Midstream assets; and (iii) higher gathering rates on KinderHawk. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

In addition, the increase in Midstream includes a gain on the sale of our equity interest in EagleHawk in 2025 and increased revenues and decreased costs of sales associated with risk management activities related to non-cash changes in fair value of unsettled derivative contracts and realized gains and losses on settled natural gas inventory hedge contracts, partially offset by a gain on sale of our Oklahoma assets in the 2024 period, all of which we treated as Certain Items.

•The $161 million (6%) increase in East was primarily driven by, on TGP, (i) completed expansion projects; (ii) higher services demand due to weather and higher LNG exports and power demand; (iii) higher park and loan demand due to market volatility; and (iv) lower legal costs, partially offset by higher pipeline maintenance costs. The increase was further driven by higher equity earnings from (i) MEP resulting from increased rates; (ii) Citrus primarily driven by projects that went into service; and (iii) NGPL primarily as a result of higher volumes and rates and expansion projects, partially offset by an expired customer agreement on our Stagecoach assets and lower equity earnings from SNG primarily driven by higher operating and legal costs.

•The $31 million (3%) increase in West resulted primarily from increased demand for services on CPGPL.

Products Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Year Ended December 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$2,686	$2,955
Costs of sales	(1,112)	(1,394)
Other operating expenses(a)	(476)	(456)
Other income	1	1
Earnings from equity investments	58	57
Other, net	—	1
Segment EBDA	1,157	1,164
Certain Items:
Risk management activities	1	—
Certain Items(b)	1	—
Adjusted Segment EBDA	$1,158	$1,164

Change from prior period	Increase/(Decrease)
Segment EBDA	$(7)
Adjusted Segment EBDA	$(6)

Volumetric data(c)
Gasoline(d)	970	980
Diesel fuel	359	352
Jet fuel	307	300
Total refined product volumes	1,636	1,632
Crude and condensate	465	471
Total delivery volumes (MBbl/d)	2,101	2,103
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2025 Certain Items are associated with our Southeast Refined Products business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share.
(d)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
	(In millions)
Crude and Condensate	$236	$280	$(44)
West Coast Refined Products	628	604	24
Southeast Refined Products	293	280	13
Total Products Pipelines	$1,157	$1,164	$(7)

The changes in Products Pipelines Segment EBDA in the comparable years of 2025 and 2024 are explained by the following discussion:
•The $44 million (16%) decrease in Crude and Condensate was driven by the expiration of legacy crude contracts in advance of the Double H pipeline conversion to NGL service on our Bakken Crude assets, lower margin from our Crude and Condensate business resulting primarily from decreased spreads, and a planned ten-year turnaround in the first quarter 2025 at our KM Condensate Processing facility.

•The $24 million (4%) increase in West Coast Refined Products resulted from higher rates at our West Coast Terminals, and Pacific operations, partially offset by higher pipeline maintenance costs and unfavorable changes in product gains.

•The $13 million (5%) increase in Southeast Refined Products was primarily driven by higher volumes and rates on Central Florida Pipeline LLC and lower prices on costs of sales at our Transmix processing operations.

Terminals

	Year Ended December 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$2,104	$2,022
Costs of sales	(50)	(42)
Other operating expenses(a)	(915)	(904)
Other income	4	5
(Loss) earnings from equity investments	(2)	8
Other, net	2	10
Segment EBDA	$1,143	$1,099

Change from prior period	Increase/(Decrease)
Segment EBDA	$44

Volumetric data(b)
Liquids leasable capacity (MMBbl)	78.7	78.6
Liquids utilization %(c)	94.1%	94.6%
Bulk transload tonnage (MMtons)	49.5	53.7
(a)Operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)Volumes for facilities divested, idled, and/or held for sale are excluded for all periods presented.
(c)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, in periods in which they may occur, the results of operations of our terminals divested or classified as held for sale, including any associated gain or loss on sale, are reclassified for all periods presented from the historical business grouping and included within the Other group.

Below are the changes in Terminals Segment EBDA:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
	(In millions)
Jones Act tankers	$240	$195	$45
Liquids	656	633	23
Bulk	247	267	(20)
Other	—	4	(4)
Total Terminals	$1,143	$1,099	$44

The changes in Terminals Segment EBDA in the comparable years of 2025 and 2024 are explained by the following discussion:
•The $45 million (23%) increase in Jones Act tankers was primarily due to higher average charter rates.

•The $23 million (4%) increase in Liquids was driven by higher rates and ancillary fees at our Houston Ship Channel facilities and contributions from expansion projects, partially offset by lower equity earnings resulting from an impairment of an equity investment in the 2025 period.

•The $20 million (7%) decrease in Bulk was primarily driven by the impact of the 2025 closure of LyondellBasell’s Houston refinery on our petroleum coke handling operations partially offset by decreased demurrage costs at our International Marine Terminal.

CO2 (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Year Ended December 31,
	2025	2024
	(In millions, except operating statistics)
Revenues	$1,170	$1,204
Costs of sales	(94)	(82)
Other operating expenses(a)	(487)	(504)
Other income	—	40
Earnings from equity investments	23	27
Segment EBDA	612	685
Certain Items:
Risk management activities	(4)	2
Gain on divestitures	—	(40)
Certain Items(b)	(4)	(38)
Adjusted Segment EBDA	$608	$647

Change from prior period	Increase/(Decrease)
Segment EBDA	$(73)
Adjusted Segment EBDA	$(39)

Volumetric data(c)
SACROC oil production	18.70	19.01
Yates oil production	5.95	6.13
Other	1.11	1.17
Total oil production, net (MBbl/d)(d)	25.76	26.31
NGL sales volumes, net (MBbl/d)(d)	8.97	8.56
CO2 sales volumes, net (Bcf/d)	0.297	0.322
RNG sales volumes (BBtu/d)	11	9
Realized weighted average oil price ($ per Bbl)	$67.51	$68.46
Realized weighted average NGL price ($ per Bbl)	$32.43	$30.83
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
(d)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)
	(In millions)
Source and Transportation activities	$155	$193	$(38)
Oil and Gas Producing activities	414	447	(33)
Subtotal	569	640	(71)
Energy Transition Ventures	43	45	(2)
Total CO2	$612	$685	$(73)
The changes in CO2 Segment EBDA in the comparable years of 2025 and 2024 are explained by the following discussion:
•The $38 million (20%) decrease in Source and Transportation activities was driven by lower realized CO2 sales prices and volumes partially offset by, on our Wink pipeline, higher volumes.

•The $33 million (7%) decrease in Oil and Gas Producing activities was driven by a $40 million gain on sale of oil and gas producing fields in the 2024 period and non-cash mark-to-market derivative hedge contracts, which increased revenues, all of which we treated as Certain Items.

In addition, Oil and Gas Producing activities had favorable contributions due to (i) higher realized NGL prices and volumes; (ii) lower power costs; and (iii) assets acquired in June 2024, partially offset by lower crude oil volumes and assets divested in June 2024.

•The $2 million (4%) decrease in Energy Transition Ventures activities was primarily due to lower RIN sales prices and higher operating and maintenance costs offset by higher RIN sales volumes generated from our RNG business.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price sensitivities in the near-term and to lesser extent over the following few years from price exposure. Below is a summary of our CO2 business segment hedges outstanding as of December 31, 2025.

	2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$64.34	$64.13	$64.51
Volume (MBbl/d)	21.60	12.20	4.00
NGL
Price ($ per Bbl)	$42.60
Volume (MBbl/d)	2.56
(a)Includes WTI.

Liquidity and Capital Resources

General

As of December 31, 2025, we had $63 million of “Cash and cash equivalents,” a decrease of $25 million from December 31, 2024. Additionally, as of December 31, 2025, we had borrowing capacity of approximately $3,477 million under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position, and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flow from operations, providing a source of funds of $5,917 million and $5,635 million in 2025 and 2024, respectively. The year-to-year increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations. In aggregate, we repaid $1,500 million and issued $1,850 million of senior notes in 2025.

Our board of directors declared a quarterly dividend of $0.2925 per share for the fourth quarter of 2025, consistent with previous quarters in 2025. The total of the dividends declared for 2025 of $1.17 represents a 2% increase over total dividends declared for 2024.

For additional information about our outstanding senior notes and debt-related transactions in 2025, see Note 8 “Debt” to our consolidated financial statements. For information about our interest rate risk, see Note 13 “Risk Management—Interest Rate Risk Management” to our consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk.”

Short-term Liquidity

As of December 31, 2025, our principal sources of short-term liquidity are (i) cash from operations; and (ii) our $3.5 billion credit facility with an available capacity of approximately $3,477 million and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of December 31, 2025, our $1,226 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt as of December 31, 2024 was $2,009 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,568 million and $2,580 million as of December 31, 2025 and 2024, respectively. The overall $1,012 million favorable change from year-end 2024 was primarily due to (i) a $425 million decrease in current maturities of senior notes; (ii) a $318 million decrease in commercial paper borrowings partly due to repayments made using proceeds received from our Eaglehawk divestiture in 2025; (iii) a $195 million net favorable change in our accounts receivables and payables; and (iv) a $140 million favorable change in fair value of our short-term derivative contract assets and liabilities. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities (discussed below in “—Long-term Financing” and “—Capital Expenditures”).

We employ a centralized cash management program for our U.S.-based bank accounts that concentrates the cash assets of our wholly owned subsidiaries in joint accounts for the purpose of providing financial flexibility and lowering the cost of borrowing. These programs provide that funds in excess of the daily needs of our wholly owned subsidiaries are concentrated, consolidated or otherwise made available for use by other entities within the consolidated group. We place no material restrictions on the ability to move cash between entities, payment of intercompany balances, or the ability to upstream dividends to KMI other than restrictions that may be contained in agreements governing the indebtedness of those entities.

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

The following table represents our debt ratings as of December 31, 2025.

Rating agency	Short-term rating	Long-term rating	Outlook
Standard and Poor’s(a)	A-2	BBB	Positive
Moody’s Investor Services	Prime-2	Baa2	Positive
Fitch Ratings, Inc.	F2	BBB+	Stable
(a)On January 13, 2026, Standard and Poor’s upgraded our long-term rating to BBB+.

Long-term Financing

Our equity consists of Class P common stock with a par value of $0.01 per share. We do not expect to need to access the equity capital markets to fund our discretionary capital investments for the foreseeable future. See also “—Dividends and Stock Buy-back Program” below for additional discussion related to our dividends and stock buy-back program.

From time to time, we issue long-term debt securities, often referred to as senior notes. Our senior notes issued to date, other than those issued by certain of our subsidiaries, generally have very similar terms, except for interest rates, maturity dates, and prepayment premiums. All of our fixed rate senior notes provide that the notes may be redeemed at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date, and, in most cases, plus a make-whole premium. In addition, from time to time, our subsidiaries issue long-term debt securities. We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt. We and almost all of our direct and indirect wholly owned domestic subsidiaries are parties to a cross guaranty wherein each party guarantees each other party’s debt. See “—Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries.” As of December 31, 2025 and 2024, the aggregate principal amount outstanding of our various long-term debt obligations (excluding current maturities) was $30,597 million and $29,779 million, respectively.

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

Budgeting of maintenance capital expenditures, which we refer to as sustaining capital expenditures, is done annually on a bottom-up basis. For each of our assets, we budget for and make those sustaining capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs and comply with our operating policies and applicable law. We may budget for and make additional sustaining capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures generally occurs periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Assets comprising expansion capital projects could result in additional sustaining capital expenditures over time. The need for sustaining capital expenditures in respect of newly constructed assets tends to be minimal but tends to increase over time as such assets age and experience wear and tear. Regardless of whether assets result from sustaining or expansion capital expenditures, once completed, the addition of such assets to our depreciable asset base will impact our calculation of depreciation, depletion, and amortization over the remaining useful lives of the impacted or resulting assets.

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

Our capital expenditures for the year ended December 31, 2025, and the amount we expect to spend for 2026 to sustain our assets and expand our business are as follows:

	2025	Expected 2026(a)
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$951	$944
Expansion capital expenditures	2,030	2,975
Accrued capital expenditures, contractor retainage, and other	45	—
Capital expenditures	$3,026	$3,919
Add:
Sustaining capital expenditures of unconsolidated joint ventures(b)	$175	$177
Investments in unconsolidated joint ventures(c)	215	376
Less: Consolidated joint venture partners’ sustaining capital expenditures	(9)	(9)
Less: Consolidated joint venture partners’ expansion capital expenditures	(8)	(6)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	—
Acquisition	648	—
Accrued capital expenditures, contractor retainage, and other	(45)	—
Total capital investments	$3,988	$4,457
(a)Excludes capital expenditures from our divested EagleHawk assets, which were included in our preliminary budget but subsequently divested.
(b)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(c)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	2025	Expected 2026(a)
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant, and equipment	$951	$944
Sustaining capital expenditures of unconsolidated joint ventures(b)	175	177
Less: Consolidated joint venture partners’ sustaining capital expenditures	(9)	(9)
Less: Insurance reimbursement related to a sustaining capital expenditure	(14)	—
Total sustaining capital investments	1,103	1,112
Expansion capital investments
Capital expenditures for property, plant, and equipment	2,030	2,975
Investments in unconsolidated joint ventures(c)	215	376
Less: Consolidated joint venture partners’ expansion capital expenditures	(8)	(6)
Acquisition	648	—
Total expansion capital investments	2,885	3,345
Total capital investments	$3,988	$4,457
(a)Excludes capital expenditures from our divested EagleHawk assets, which were included in our preliminary budget but subsequently divested.
(b)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(c)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

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

Contractual Obligations and Commercial Commitments

The table below provides a summary of our material cash requirements.

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Contractual obligations:
Debt borrowings-principal payments(a)	$31,823	$1,226	$2,809	$4,148	$23,640
Interest payments(b)	20,042	1,736	3,291	2,926	12,089
Lease obligations(c)	278	59	68	46	105
Pension and OPEB plans(d)	243	75	28	24	116
Transportation, volume and storage agreements(e)	1,390	189	294	239	668
Other obligations(f)	272	71	61	43	97
Total	$54,048	$3,356	$6,551	$7,426	$36,715
Other commercial commitments:
Standby letters of credit(g)	$89	$86	$3
Capital expenditures(h)	$2,020	$1,305	$214	$501
(a)See Note 8 “Debt” to our consolidated financial statements.
(b)Interest payment obligations exclude adjustments for interest rate swap agreements and assume no change in variable interest rates from those in effect at December 31, 2025.
(c)Represents commitments pursuant to the terms of operating lease agreements as of December 31, 2025.
(d)Represents the amount by which the benefit obligations exceeded the fair value of plan assets at year-end for pension and OPEB plans whose accumulated postretirement benefit obligations exceeded the fair value of plan assets. The payments by period include expected pension contributions in 2026 and estimated benefit payments for underfunded plans in all years.
(e)Primarily represents transportation agreements of $935 million and storage agreements for capacity of $395 million.
(f)Primarily includes (i) rights-of-way obligations; and (ii) environmental liabilities related to sites that we own or have a contractual or legal obligation with a regulatory agency or property owner upon which we will perform remediation activities. These environmental liabilities are included within “Other current liabilities” and “Other long-term liabilities and deferred credits” in our consolidated balance sheet as of December 31, 2025.
(g)Represents $51 million under five letters of credit for insurance purposes and a combined $38 million in thirty-one letters of credit supporting environmental and other obligations of us and our subsidiaries.
(h)Represents commitments for the purchase of plant, property and equipment as of December 31, 2025.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing, and financing activities between 2025 and 2024.

	Year Ended December 31,
	2025	2024	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating Activities	$5,917	$5,635	$282
Investing Activities	(3,179)	(2,629)	(550)
Financing Activities	(2,843)	(2,887)	44
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Deposits	—	(1)	1
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Deposits	$(105)	$118	$(223)

Operating Activities
Net cash provided by operating activities was higher for the comparable years of 2025 and 2024 driven by greater contributions from our Natural Gas Pipelines business segment, partially offset by unfavorable changes due to the timing of trade collections in account receivable.

Investing Activities

$550 million more cash used in investing activities in the comparable years of 2025 and 2024 is explained by the following discussion.
•$648 million in cash used for the Outrigger Energy acquisition in the 2025 period; See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding this acquisition; and
•a $397 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines and Products Pipelines business segments, partially offset by a decrease in our Terminals and CO2 business segments; partially offset by
•$382 million in cash received from the sale of our equity interest in EagleHawk. See Note 3 “Acquisitions and Divestitures” to our consolidated financial statements for further information regarding this divestiture; and
•a $153 million increase in distributions from equity investments in excess of cumulative earnings primarily due to SNG’s distribution of debt refinancing proceeds that reimbursed prior capital contributions we made to retire debt in a previous period.

Financing Activities

Net cash used in financing activities was relatively flat for the comparable years of 2025 and 2024.

Dividends and Stock Buy-back Program

The table below reflects the declaration of dividends of $1.17 per share for 2025:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2025	$0.2925	April 16, 2025	April 30, 2025	May 15, 2025
June 30, 2025	0.2925	July 16, 2025	July 31, 2025	August 15, 2025
September 30, 2025	0.2925	October 22, 2025	November 3, 2025	November 17, 2025
December 31, 2025	0.2925	January 21, 2026	February 2, 2026	February 17, 2026

We expect to continue to return additional value to our shareholders in 2026 through our previously announced dividend increase. We plan to increase our dividend by 2% to $1.19 per common share in 2026. We have a board-approved share buy-back program that authorizes share repurchase of up to $3 billion that began in December 2017. Since December 2017, in total, we have repurchased approximately 86 million shares of our Class P common stock under the program at an average price of $17.09 per share for $1,472 million, leaving a remaining capacity of approximately $1.5 billion. For information on our stock buy-back program, see Note 10 “Stockholders’ Equity” to our consolidated financial statements.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X. Also, see Exhibit 10.9 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of December 31, 2025.”

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

Excluding fair value adjustments, as of December 31, 2025 and 2024, the Obligated Group had $31,153 million and $31,052 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

	December 31,
Summarized Combined Balance Sheet Information	2025	2024
	(In millions)
Current assets	$2,460	$2,216
Current assets - affiliates	779	735
Noncurrent assets	64,470	63,267
Noncurrent assets - affiliates	782	813
Total Assets	$68,491	$67,031

Current liabilities	$4,015	$4,737
Current liabilities - affiliates	766	758
Noncurrent liabilities	35,589	34,052
Noncurrent liabilities - affiliates	1,807	1,561
Total Liabilities	42,177	41,108
Kinder Morgan, Inc.’s stockholders’ equity	26,314	25,923
Total Liabilities and Stockholders’ Equity	$68,491	$67,031

Summarized Combined Income Statement Information	Year Ended December 31, 2025
(In millions)
Revenues	$15,523
Operating income	4,172
Net income	2,587

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

Energy Commodity Market Risk

We enter into certain energy commodity derivative contracts in order to reduce risks encountered in the ordinary course of business associated with unfavorable changes in the market price of crude oil, natural gas, and NGL. The derivative contracts that we use include exchange-traded and OTC commodity financial instruments, including, but not limited to, futures and options contracts, fixed price swaps, and basis swaps. We may categorize such use of energy commodity derivative contracts as cash flow hedges because the derivative contract is used to hedge the anticipated future cash flow of a transaction that is expected to occur but whose value is uncertain.

Our hedging strategy involves entering into a financial position intended to offset our physical position, or anticipated position, in order to minimize the risk of financial loss from an adverse price change. For example, as sellers of crude oil, natural gas, and NGL, we often enter into fixed price swaps and/or futures contracts to guarantee or lock-in the sale price of our crude oil or the margin from the sale and purchase of our natural gas at the time of market delivery, thereby in whole or in part offsetting any change in prices, either positive or negative. Using derivative contracts for this purpose helps provide increased certainty with regard to operating cash flows, which helps us to undertake further capital improvement projects, attain budget results, and meet dividend targets.

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

	As of December 31,
Commodity derivative	2025	2024
	(In millions)
Crude oil	$87	$120
Natural gas	38	76
NGL	3	4
Total	$128	$200

Our sensitivity analysis represents an estimate of the reasonably possible gains and losses that would be recognized on the crude oil, natural gas, and NGL portfolios of derivative contracts assuming hypothetical movements in future market rates and is not necessarily indicative of actual results that may occur. It does not represent the maximum possible loss or any expected loss that may occur, since actual future gains and losses will differ from those estimated. Actual gains and losses may differ from estimates due to actual fluctuations in market rates, operating exposures and the timing thereof, as well as changes in our portfolio of derivatives during the year.

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

	December 31, 2025		December 31, 2024
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Fixed rate debt(b)	$31,990	$31,953	$31,519	$30,423

Variable rate debt	$13	$13	$371	$371
Notional principal amount of variable-to-fixed interest rate swap agreements	—		(1,500)
Notional principal amount of fixed-to-variable interest rate swap agreements	3,500		4,750
Debt balances subject to variable interest rates(c)	$3,513		$3,621
(a)Fair values were determined using Level 2 inputs.
(b)A hypothetical 10% change in the average interest rates applicable to such debt as of December 31, 2025 and 2024, would result in changes of approximately $1,329 million and $1,416 million, respectively, in the estimated fair values of these instruments.
(c)A hypothetical 10% change in the weighted average interest rate on all of our borrowings (approximately 56 and 58 basis points in 2025 and 2024, respectively) when applied to our outstanding balance of variable rate debt as of December 31, 2025 and 2024, including adjustments for the notional swap amounts described in the table above, would result in changes of approximately $20 million and $21 million, respectively.

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

Foreign Currency Risk

As of December 31, 2025, we had a notional principal amount of $543 million of cross-currency swap agreements that effectively convert all of our fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to U.S. dollar denominated debt at fixed rates. These swaps eliminate the foreign currency risk associated with our foreign currency denominated debt.

Item 8.  Financial Statements and Supplementary Data.

KINDER MORGAN, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kinder Morgan, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Kinder Morgan, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $20.1 billion as of December 31, 2025, of which $20.0 billion relates to the Natural Gas Pipelines Regulated, Natural Gas Pipelines Non-Regulated, CO2, Products Pipelines, Products Pipelines Terminals, and Terminals reporting units (collectively, “the reporting units”). Management evaluates goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. Management estimated the fair value of the reporting units based on a market approach utilizing forecasted earnings before interest, income taxes, depreciation, depletion, and amortization expenses (EBITDA), and the enterprise value to estimated EBITDA multiples of comparable companies for each reporting unit.

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
February 13, 2026

We have served as the Company’s auditor since 1997.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues
Services	$9,490	$8,916	$8,371
Commodity sales	7,255	5,957	6,786
Other	192	227	177
Total Revenues	16,937	15,100	15,334
Operating Costs, Expenses, and Other
Costs of sales (exclusive of items shown separately below)	5,529	4,337	4,938
Operations and maintenance	3,057	2,972	2,807
Depreciation, depletion, and amortization	2,453	2,354	2,250
General and administrative	744	712	668
Taxes, other than income taxes	445	433	421
Other income, net	(15)	(92)	(13)
Total Operating Costs, Expenses, and Other	12,213	10,716	11,071
Operating Income	4,724	4,384	4,263
Other Income (Expense)
Earnings from equity investments	896	840	772
Interest, net	(1,801)	(1,844)	(1,797)
Other, net (Note 3)	173	27	(37)
Total Other Expense	(732)	(977)	(1,062)
Income Before Income Taxes	3,992	3,407	3,201
Income Tax Expense	(832)	(687)	(715)
Net Income	3,160	2,720	2,486
Net Income Attributable to Noncontrolling Interests	(104)	(107)	(95)
Net Income Attributable to Kinder Morgan, Inc.	$3,056	$2,613	$2,391
Class P Common Stock
Basic and Diluted Earnings Per Share	$1.37	$1.17	$1.06
Basic and Diluted Weighted Average Shares Outstanding	2,223	2,220	2,234

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$3,160	$2,720	$2,486
Other comprehensive income, net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(54), $8, and $(47), respectively)	184	(29)	155
Reclassification into earnings of net derivative instruments (gain) loss to net income (net of taxes of $26, $(12), and $12, respectively)	(84)	40	(35)
Benefit plan adjustments (net of taxes of $(12), $(33), and $(20), respectively)	40	111	65
Total other comprehensive income	140	122	185
Comprehensive income	3,300	2,842	2,671
Comprehensive income attributable to noncontrolling interests	(104)	(107)	(95)
Comprehensive income attributable to KMI	$3,196	$2,735	$2,576

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$63	$88
Restricted deposits	46	126
Accounts receivable	1,714	1,506
Inventories	574	555
Other current assets	357	246
Total current assets	2,754	2,521
Property, plant, and equipment, net	39,331	38,013
Investments	7,532	7,845
Goodwill	20,084	20,084
Other intangibles, net	1,730	1,760
Deferred charges and other assets	1,317	1,184
Total Assets	$72,748	$71,407
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of debt	$1,226	$2,009
Accounts payable	1,408	1,395
Accrued interest	534	543
Accrued taxes	256	276
Other current liabilities	898	878
Total current liabilities	4,322	5,101
Long-term liabilities and deferred credits
Long-term debt
Outstanding	30,597	29,779
Debt fair value adjustments	180	102
Total long-term debt	30,777	29,881
Deferred income taxes	2,891	2,070
Other long-term liabilities and deferred credits	2,309	2,488
Total long-term liabilities and deferred credits	35,977	34,439
Total Liabilities	40,299	39,540

Commitments and contingencies (Notes 8, 12, 16 and 17)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,224,777,750 and 2,221,647,775 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,276	41,237
Accumulated deficit	(10,181)	(10,633)
Accumulated other comprehensive income (loss)	45	(95)
Total Kinder Morgan, Inc.’s stockholders’ equity	31,162	30,531
Noncontrolling interests	1,287	1,336
Total Stockholders’ Equity	32,449	31,867
Total Liabilities and Stockholders’ Equity	$72,748	$71,407

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2025	2024	2023
Cash Flows From Operating Activities
Net income	$3,160	$2,720	$2,486
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	2,453	2,354	2,250
Deferred income taxes	780	647	710
Change in fair value of derivative contracts	(23)	72	(126)
Gain on divestitures, net	(6)	(74)	(15)
Gain on sale of interest in equity investment (Note 3)	(123)	—	—
Earnings from equity investments	(896)	(840)	(772)
Distributions of equity investment earnings	805	823	755
Pension contributions net of noncash pension benefit expenses	(10)	9	77
Changes in components of working capital, net of the effects of acquisitions and dispositions
Accounts receivable	(192)	52	301
Inventories	(21)	(12)	188
Other current assets	(9)	(46)	108
Accounts payable	96	(5)	(201)
Accrued interest, net of interest rate swaps	(13)	43	(13)
Accrued taxes	(15)	5	2
Other current liabilities	41	(48)	(79)
Change in deferred revenues	5	(58)	870
Other, net	(115)	(7)	(50)
Net Cash Provided by Operating Activities	5,917	5,635	6,491
Cash Flows From Investing Activities
Acquisitions of assets and investments, net of cash acquired (Note 3)	(648)	(62)	(1,842)
Capital expenditures	(3,026)	(2,629)	(2,317)
Proceeds from sale of investment (Note 3)	382	—	—
Contributions to investments	(178)	(121)	(212)
Distributions from equity investments in excess of cumulative earnings	330	177	228
Other, net	(39)	6	(32)
Net Cash Used in Investing Activities	(3,179)	(2,629)	(4,175)
Cash Flows From Financing Activities
Issuances of debt	10,017	10,441	7,590
Payments of debt	(10,054)	(10,557)	(7,356)
Debt issue costs	(20)	(33)	(20)
Dividends (Note 10)	(2,604)	(2,557)	(2,529)
Repurchases of shares (Note 10)	—	(7)	(522)
Contributions from noncontrolling interests	—	—	3
Distributions to noncontrolling interests	(153)	(154)	(151)
Other, net	(29)	(20)	(29)
Net Cash Used in Financing Activities	(2,843)	(2,887)	(3,014)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Deposits	—	(1)	—
Net (Decrease) Increase in Cash, Cash Equivalents, and Restricted Deposits	(105)	118	(698)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	214	96	794
Cash, Cash Equivalents, and Restricted Deposits, end of period	$109	$214	$96

KINDER MORGAN, INC. AND SUBSIDIARIES (continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2025	2024	2023
Noncash Investing and Financing Activities
Net increase in property, plant, and equipment from both accruals and contractor retainage		$50	$120
ROU assets and operating lease obligations recognized (Note 16)	$25	36	56
Assets contributed to equity investment	—	—	16
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,811	1,816	1,844

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non-controlling interests	Total
	Issued shares	Par value
Balance at January 1, 2023	2,248	$22	$41,673	$(10,551)	$(402)	$30,742	$1,372	$32,114
Repurchases of shares	(32)		(522)			(522)		(522)
Restricted shares	4		44			44		44
Net income				2,391		2,391	95	2,486
Dividends				(2,529)		(2,529)		(2,529)
Distributions						—	(151)	(151)
Contributions						—	3	3
Acquisition (Note 3)						—	104	104
Other			(5)			(5)		(5)
Other comprehensive income					185	185		185
Balance at December 31, 2023	2,220	22	41,190	(10,689)	(217)	30,306	1,423	31,729
Repurchases of shares	(1)		(7)			(7)		(7)
Restricted shares	3		54			54		54
Net income				2,613		2,613	107	2,720
Dividends				(2,557)		(2,557)		(2,557)
Distributions						—	(154)	(154)
Acquisition adjustment (Note 3)						—	(38)	(38)
Other						—	(2)	(2)
Other comprehensive income					122	122		122
Balance at December 31, 2024	2,222	22	41,237	(10,633)	(95)	30,531	1,336	31,867
Restricted shares	3		39			39		39
Net income				3,056		3,056	104	3,160
Dividends				(2,604)		(2,604)		(2,604)
Distributions						—	(153)	(153)
Other comprehensive income					140	140		140
Balance at December 31, 2025	2,225	$22	$41,276	$(10,181)	$45	$31,162	$1,287	$32,449

The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

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

Use of Estimates

Certain amounts included in or affecting our financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions which cannot be known with certainty at the time our financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities, our revenues and expenses during the reporting period, and our disclosures, including those related to contingent assets and liabilities at the date of our financial statements. We evaluate these estimates on an ongoing basis, utilizing historical experience, consultation with experts, and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position, or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

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

Our financial instruments primarily consist of our accounts receivable from customers, notes receivable from affiliates, and contingent liabilities such as proportional guarantees of debt obligations of an equity investee. We utilized historical analysis of credit losses experienced over the previous five years along with current conditions and reasonable and supportable forecasts of future conditions in our evaluation of collectability of our financial assets.

Inventories

Our inventories consist of materials and supplies and products such as natural gas, NGL, crude oil, condensate, refined petroleum products, and transmix. We report products inventory at the lower of weighted-average cost or net realizable value. We report materials and supplies inventories at cost, and periodically review for physical deterioration and obsolescence.

Property, Plant, and Equipment, net

Capitalization, Depreciation and Depletion and Disposals

We report property, plant, and equipment at its acquisition cost. We expense costs for routine maintenance and repairs in the period incurred. The following table summarizes our significant policies related to our property, plant, and equipment. The application of these policies can involve significant estimates.

Asset	Accounting Area	Policy
Straight-line assets	Depreciation rates
•Depreciable lives are based on estimated economic lives. This includes age, manufacturing specifications, technological advances, estimated production life of the oil or gas field served by the asset, contract terms for assets on leased or customer property, and historical data concerning useful lives of similar assets.

Gains and losses
•A gain or loss on the sale of property, plant, and equipment is calculated as the difference between the cost of the asset disposed of, net of depreciation, and the sale proceeds received or when held for sale, the market value of the asset.
•A gain on an asset disposal is recognized in income in the period that the sale is closed.
•A loss is recognized when the asset is sold or when classified as held for sale.
•Gains and losses are recorded in operating costs, expenses, and other.

Composite assets	Depreciation rates
•A single depreciation rate is applied to the total cost of a functional group of assets that have similar economic characteristics until the net book value of the composite group equals the salvage value.
•Interstate natural gas FERC-regulated entities use the depreciation rates approved by the FERC.
•A depreciation rate for other composite assets is based on estimated economic lives. This includes age, manufacturing specifications, technological advances, estimated production life of the oil or gas field served by the asset, contract terms for assets on leased or customer property, and historical data concerning useful lives of similar assets.

Gains and losses
•Gains and losses are credited or charged to accumulated depreciation, net of salvage and cost of removal.
•Gains or losses on land sales and FERC-approved operating unit sales are recorded in operating costs, expenses, and other.

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
•Other miscellaneous property, plant, and equipment are depreciated over the estimated useful lives of the asset.

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

Asset Retirement Obligations

We record liabilities for obligations related to the retirement and removal of long-lived assets used in our businesses. The majority of our asset retirement obligations are associated with our CO2 business where we are required to plug and abandon oil and gas wells that have been removed from service and to remove the surface wellhead equipment and compressors, but we also have obligations for certain gathering and long-haul pipelines and certain processing plants. We record, as liabilities, the fair value of asset retirement obligations on a discounted basis when they are incurred and can be reasonably estimated, which is typically at the time the assets are installed or acquired. The fair value estimates are primarily based on Level 3 inputs of the fair value hierarchy. The inputs include estimates and assumptions related to timing of settlement and retirement costs, which we base on historical retirement costs, future inflation rates, and credit-adjusted risk-free interest rates. Amounts recorded for the related assets are increased by the amount of these obligations. Over time, the liabilities are accreted to reflect the change in their present value, and the initial capitalized costs are depreciated over the useful lives of the related assets. The liabilities are eventually extinguished when the asset is taken out of service. Our estimates of retirement costs could change as a result of changes in cost estimates and/or timing of the obligation.

The following table summarizes changes in the asset retirement obligations included in our accompanying consolidated balance sheets:

	December 31,
	2025	2024
	(In millions)
Balance at beginning of period	$248	$231
Accretion expense	14	13
Divestitures (Note 3)	—	(33)
Acquisitions (Note 3)	—	43
New obligations	23	10
Settlements	(30)	(16)
Balance at end of period(a)	$255	$248
(a)Balances at both December 31, 2025 and 2024 include $2 million within “Other current liabilities” on our accompanying consolidated balance sheets.

For certain assets, we currently cannot reasonably estimate the fair value of the asset retirement obligations because the associated assets have indeterminate lives. These assets include certain pipelines, processing plants and distribution facilities, and liquids and bulk terminal facilities. Based on the widespread use of hydrocarbons domestically and for international export, management expects demand for our services to exist for the foreseeable future. Therefore, the remaining useful lives of these assets are indeterminate due to prolonged expected demand. Additionally, these assets could also benefit from potential future conversion opportunities. For example, certain assets could be converted to transport, handle, or store products other than traditional hydrocarbons. Under our integrity program, individual asset parts are replaced regularly. Although some of the individual asset parts may be replaced, the assets themselves may remain intact indefinitely. For these assets, an asset retirement obligation, if any, will be recognized once sufficient information is available to reasonably estimate the fair value of the obligation.

Long-lived Asset Impairments

We evaluate long-lived assets including leases and investments for impairment whenever events or changes in circumstances indicate that our carrying amount of an asset or investment may not be recoverable. Individual assets are grouped at the lowest level for which the related identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

In addition to our annual goodwill impairment test discussed further below, to the extent triggering events exist, we complete a review of the carrying value of our long-lived assets, including property, plant, and equipment as well as other intangibles, and record, as applicable, the appropriate impairments using a two-step approach. To determine if a long-lived asset is recoverable, we compare the asset’s estimated undiscounted cash flows to its carrying value. If the carrying value of a long-

lived asset or asset group is in excess of estimated undiscounted cash flows, we typically use discounted cash flow analyses to calculate the fair value of the long-lived asset to determine if an impairment is required and the amount of the impairment losses to be recognized.

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

Equity Method of Accounting and Basis Differences

We use the equity method of accounting for investments which we do not control, but for which we have the ability to exercise significant influence. The carrying values of these investments are impacted by our share of investee income or loss, distributions, amortization or accretion of basis differences, and other-than-temporary impairments. We evaluate our equity method investments for other-than-temporary impairment. When an other-than-temporary impairment is recognized, the loss is recorded as a reduction in equity earnings.

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

We evaluate goodwill for impairment on May 31 of each year, or more frequently to the extent events occur or conditions change between annual tests that would indicate a risk of possible impairment at the interim period. For purposes of our May 31, 2025 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures. Generally, the evaluation of goodwill for impairment involves a quantitative test, although under certain circumstances an initial qualitative evaluation may be sufficient to conclude that goodwill is not impaired without conducting the quantitative test.

A large portion of our goodwill is non-deductible for tax purposes, and as such, to the extent there are impairments, all or a portion of the impairment may not result in a corresponding tax benefit.

Refer to Note 7 for further information.

Other Intangibles

Excluding goodwill, our other intangible assets include customer contracts and other relationships and agreements.

Our intangible assets primarily relate to customer contracts or other relationships for the gathering and transportation of petroleum, including oil, gasoline, and other refined petroleum products, the gathering and transportation of natural gas, and the production and supply of RNG and CO2. We determined the values of these intangible assets by first, estimating the revenues derived from a customer contract or relationship (offset by the cost and expenses of supporting assets to fulfill the contract), and second, discounting the revenues at a risk adjusted discount rate.

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

The following tables summarize our other intangible assets as of December 31, 2025 and 2024 and our amortization expense for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024
	(In millions)
Gross	$3,580	$3,543
Accumulated amortization	(1,850)	(1,783)
Net carrying amount	$1,730	$1,760

	December 31,
	2025	2024	2023
	(In millions)
Amortization expense	$190	$197	$202

Our estimated amortization expense for our intangible assets for each of the next five fiscal years is:

	2026	2027	2028	2029	2030
	(In millions)
Estimated amortization expenses	$184	$188	$187	$186	$186

Revenue Recognition

The majority of our revenues are accounted for under Topic 606, Revenue from Contracts with Customers and are primarily derived from the following activities:

Business Segment	Nature of Revenue
Natural Gas Pipelines	•Natural gas transportation and storage services •Gathering and processing services •Natural gas and NGL sales
Products Pipelines	•Transmix, crude oil, and other commodity products sales •Crude oil and refined petroleum product transportation and storage services
Terminals	•Liquids and bulk storage and handling services
CO2	•Crude oil, NGL, natural gas, CO2, and RIN sales •CO2 enhanced oil recovery and CO2 and crude oil transportation services
We recognize revenue when control of the promised goods or services is transferred to our customers and in an amount that reflects the consideration we expect to receive for those goods or services. Revenues are generally invoiced on a monthly basis. The table below describes the general steps we follow for revenue recognition for the large majority of our contracts. Each of these steps may involve management judgment and an analysis of the contract’s material terms. Refer to Note 14 for further information.

	Commodity Sales	Firm Services	Fee-Based Services
Revenue Type	Customers specify quantities of commodity products to be delivered and sold at specified delivery points.	Customers are generally subject to a fixed take-or-pay reservation fee or are subject to a minimum volume commitment for services.	Customers receive non-firm or interruptible services, on an “as available” basis.
Performance Obligation	Each unit of commodity (Bcf, gallon, barrel, etc.) is a separate performance obligation (promise to sell multiple distinct units of commodity at a point in time).	Promise to stand-ready to provide continuous service availability, with limited exceptions, over the contractual service period (a single performance obligation).	Upon acceptance of a customer’s periodic service request, promise to provide a series of periodic services over the contractual service period (a single performance obligation).

	Commodity Sales	Firm Services	Fee-Based Services
Transaction Price	Variable consideration (typically market-indexed per unit rate), for the value of commodities sold.	Fixed consideration, including payment for a minimum fixed fee, even if service is not used or received.	Variable consideration (typically fee-based per unit rate), based on invoicing right for units of service transferred.
Allocation of Transaction Price	Allocated to each performance obligation, based on the commodity’s standalone selling price.	Allocated ratably over the contractual service period.	Allocated to a single performance obligation of providing services over the contractual service period.
Performance Obligation Satisfaction	Upon delivery of the commodity.	Based on the passage of time, as the service period expires.	As each unit of service is transferred to the customer in the specified service period.

Contract Balances

Our contract assets arise when we recognize revenue before billing and our right to payment is conditional on factors other than the passage of time and primarily relate to breakage revenue under firm service contracts and contracts with increasing fixed rates per volume, where we apply revenue levelization and recognize revenue evenly over the contract term. Contract liabilities represent payments received for performance obligations which have not been fulfilled and primarily relate to (i) advanced payments for capital improvements, which we recognize as revenue ratably over the contract term; (ii) payments for temporary minimum volume shortfalls, which we recognize when the volume shortfalls are made up or make-up becomes remote; and (iii) contracts with decreasing fixed rates per volume, where we apply revenue levelization for amounts received for future performance obligations.

Costs of Sales

Costs of sales primarily includes the cost to purchase energy commodities sold, including natural gas, crude oil, NGL, and other refined petroleum products, adjusted for the effects of our energy commodity hedging activities, as applicable. Costs of our crude oil, gas, and CO2 producing activities, such as those in our CO2 business segment, are not accounted for as costs of sales.

Operations and Maintenance

Operations and maintenance includes costs of services and is primarily comprised of (i) operational labor costs and (ii) operations, maintenance and asset integrity, regulatory and environmental costs. Costs associated with our crude oil, gas, and CO2 producing activities included within operations and maintenance totaled $382 million, $402 million, and $393 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Environmental Matters

We capitalize certain environmental expenditures required to obtain rights-of-way, regulatory approvals, or permitting as part of the construction of facilities we use in our business operations. We accrue and expense environmental costs that relate to an existing condition caused by past operations, which do not contribute to current or future revenue generation. We generally do not discount environmental liabilities to a net present value, and we record environmental liabilities when environmental assessments and/or remedial efforts are probable and we can reasonably estimate the costs, such as after the completion of a feasibility study or commitment to a formal plan of action. We recognize receivables for anticipated associated insurance recoveries when such recoveries are deemed to be probable. We record at estimated fair value, where appropriate, environmental liabilities assumed in a business combination.

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

Leases

We lease property including corporate and field offices and facilities, vehicles, heavy work equipment including rail cars and large trucks, tanks, office equipment, and land. Our leases have remaining lease terms of one to 45 years, some of which have options to extend or terminate the lease. We determine if an arrangement is a lease at inception or upon modification. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

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

Pensions and Other Postretirement Benefits

We recognize the differences between the fair value of each of our and our consolidated subsidiaries’ pension and other postretirement benefit plans’ assets and the benefit obligations as either assets or liabilities on our consolidated balance sheets. We record deferred plan costs and income—unrecognized losses and gains, unrecognized prior service costs and credits, and any remaining unamortized transition obligations—net of income taxes in “Accumulated other comprehensive loss,” with the proportionate share associated with less than wholly owned consolidated subsidiaries allocated and included within “Noncontrolling interests,” or as a regulatory asset or liability for certain of our regulated operations, until they are amortized as a component of benefit expense. Other than service cost, all other components of net benefit (cost) credit are included within “Other, net” in our accompanying consolidated statements of income.

Variable Interest Entities (VIEs)

We evaluate our financial interests in business entities to determine if they represent VIEs when we are the primary beneficiary. To make this determination, we evaluate whether we have the ability to direct the activities that most significantly affect the entity’s economic performance and have the right to receive benefits from and the obligation to absorb losses of the entity.

We hold a variable interest in and consolidate ELC. Southern Liquefaction Company, LLC (SLC), which we indirectly control, is the primary beneficiary. ELC’s liquefaction service agreement is designed for recovery of actual operating and maintenance costs, thereby limiting its equity owners’ exposure to cost variability. In addition, substantially all of ELC’s activities involve KMI subsidiaries under common control that benefit from ELC’s operations. We receive distributions from ELC indirectly through our interest in SLC; but otherwise, ELC’s assets cannot be used to settle our obligations. ELC’s creditors have no recourse against our general credit and ELC’s obligations may only be settled using its own assets. ELC does not guarantee our debt or other commitments. The balance of ELC’s “Property, plant, and equipment, net” as of December 31, 2025 and 2024 were $1,099 million and $1,129 million, respectively, and its other working capital and other long-term assets and liabilities at the end of each period were not material.

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

Fair Value

The fair values of our financial instruments are separated into three broad levels (Levels 1, 2, and 3) based on our assessment of the availability of observable market data and the significance of non-observable data used to determine fair value. We assign each fair value measurement to a level corresponding to the lowest level input that is significant to the fair value measurement in its entirety. Recognized valuation techniques utilize inputs such as contractual prices, quoted market prices or rates, and discount factors. These inputs may be either readily observable or corroborated by market data.

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

The following table summarizes our regulatory asset and liability balances as of December 31, 2025 and 2024:

	December 31,
	2025	2024
	(In millions)
Current regulatory assets	$40	$25
Non-current regulatory assets	216	231
Total regulatory assets(a)	$256	$256

Current regulatory liabilities	$18	$35
Non-current regulatory liabilities	199	197
Total regulatory liabilities(b)	$217	$232
(a)Regulatory assets as of December 31, 2025 include (i) $80 million of unamortized losses on disposal of assets; (ii) $39 million income tax gross up on equity AFUDC; and (iii) $137 million of other assets, including amounts related to fuel tracker arrangements. Approximately $171 million of the regulatory assets, with a weighted average remaining recovery period of 7 years, are recoverable without earning a return, including the income tax gross up on equity AFUDC for which there is an offsetting deferred income tax balance for FERC rate base purposes; therefore, it does not earn a return.
(b)Regulatory liabilities as of December 31, 2025 are comprised of customer prepayments to be credited to shippers or other over-collections that are expected to be returned to shippers or netted against under-collections over time. Approximately $109 million of the $199 million classified as non-current is expected to be credited to shippers over a remaining weighted average period of 10 years, while the remaining $90 million is not subject to a defined period.

Earnings per Share (EPS)

We calculate EPS using the two-class method, which allocates earnings to common stock and participating securities based on dividends paid in the current period plus an allocation of the undistributed earnings.

The following table sets forth net income allocated to common shareholders:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Net Income Available to Stockholders	$3,056	$2,613	$2,391
Less: Net Income Allocated to Participating Securities(a)	(16)	(15)	(14)
Net Income Allocated to Common Stockholders	$3,040	$2,598	$2,377

Basic and Diluted Weighted Average Shares Outstanding(b)	2,223	2,220	2,234
Basic and Diluted EPS(b)	$1.37	$1.17	$1.06
(a)Participating securities consist of unvested stock awards issued to employees and non-employee directors. These awards receive dividend equivalents but do not share in net losses or distributions in excess of earnings.
(b)For all periods presented, diluted EPS is equal to basic EPS, as our potential common stock equivalents are antidilutive.

The following potential common stock equivalents are excluded from the determination of diluted EPS.

	Year Ended December 31,
	2025	2024	2023
	(In millions on a weighted average basis)
Unvested stock awards	13	13	13
Convertible trust preferred securities	3	3	3

3.	Acquisitions and Divestitures

Acquisitions

For acquired businesses, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition with any excess purchase price over the fair value of net assets acquired recorded to goodwill. Determining the fair value of these items requires management’s judgment and the utilization of an independent valuation specialist, if applicable, and involves the use of significant estimates and assumptions.

Our allocation of the purchase price for acquisitions completed during the years ended December 31, 2025, 2024, and 2023 are detailed below:

			Assignment of Purchase Price
Ref	Acquisition	Purchase price	Current assets	Property, plant, & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Non-controlling interest	Resulting goodwill
		(In millions)
(1)	Outrigger Energy	$648	$16	$497	$160	$(5)	$(20)	$—	$—
(2)	North McElroy Unit	61	1	102	—	—	(42)	—	—
(3)	STX Midstream	1,829	25	1,199	549	(6)	—	(66)	128
(4)	Diamond M	13	—	25	—	—	(12)	—	—

(1) Outrigger Energy Acquisition

On February 18, 2025, we completed the acquisition of a natural gas gathering and processing system in North Dakota from Outrigger Energy II LLC for a purchase price of $648 million, including purchase price adjustments for working capital. Other long-term assets within the purchase price allocation consist of a customer relationships intangible with a weighted average amortization period of approximately 15 years. The acquisition includes a 0.27 Bcf/d processing facility and a 104-mile, large-diameter, high-pressure rich gas gathering header pipeline with 0.35 Bcf/d of capacity connecting supplies from the Williston Basin area to high-demand markets. The acquired assets are included in our Natural Gas Pipelines business segment.

(2) North McElroy Unit Acquisition

On June 10, 2024, we completed the acquisition of AVAD Energy Partners’ interest in North McElroy Unit, which is an existing waterflood located in Crane County, Texas for a purchase price of $61 million. The acquired long-term liabilities consist of asset retirement obligations. The acquired assets are included in our CO2 business segment.

(3) STX Midstream Pipeline System (STX Midstream) Acquisition

On December 28, 2023, we completed the acquisition of STX Midstream from NextEra Energy Partners for a purchase price of $1,829 million, including purchase price adjustments for working capital. Other long-term assets includes $357 million related to customer relationships intangibles with a weighted average amortization period of 15 years and $192 million related to a 50% equity investment interest in Dos Caminos, LLC. The acquisition included a 90% interest in NET Mexico Pipeline LLC. During the year ended December 31, 2024, the Company identified an adjustment of $38 million to the calculation of noncontrolling interest in addition to measurement period adjustments of $10 million, resulting in a net $28 million decrease to goodwill. The goodwill consists primarily of synergies expected from the business combination and $124 million of the goodwill recorded is expected to be tax deductible. The acquired assets are included in our Natural Gas business segment.

The determination of fair value utilized valuation methodologies including discounted cash flows for the customer relationships intangible assets and the equity method investment and the replacement cost approach for the property, plant, and equipment. The significant assumptions made in performing these valuations include the discount rate utilized to value the customer relationships intangible assets and equity method investment and replacement costs used to value property, plant, and equipment.

(4) Diamond M Acquisition

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

Divestitures

Sale of EagleHawk

On December 31, 2025, we completed a sale of our 25% non-operated interest in EagleHawk, and received $382 million of cash proceeds from the sale, including preliminary purchase price adjustments, which is reported as an investing activity within “Proceeds from sale of investment” on our accompanying consolidated statement of cash flows, and recorded a gain of $123 million, which is reported within “Other, net” on our accompanying consolidated statement of income.

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

4.	Income Taxes

The components of “Income Before Income Taxes” are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
U.S.	$3,990	$3,402	$3,192
Foreign	2	5	9
Total Income Before Income Taxes	$3,992	$3,407	$3,201

Components of the income tax provision applicable for federal, foreign and state taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Current tax expense
Federal	$23	$11	$—
State	25	26	5
Foreign	4	3	—
Total	52	40	5
Deferred tax expense
Federal	729	602	619
State	51	45	91
Total	780	647	710
Total tax provision	$832	$687	$715

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended December 31,
	2025		2024		2023
	(In millions, except percentages)
Federal income tax	$838	21.0%	$716	21.0%	$672	21.0%
Increase (decrease) as a result of:
State income tax, net of federal benefit(a)	69	1.7%	64	1.9%	97	3.0%
Foreign tax effects	3	0.1%	2	0.1%	—	—%
Tax Credits
Investment tax credit(b)	(21)	(0.5)%	(42)	(1.2)%	(1)	—%
Other credit	—	—%	(1)	—%	(5)	(0.1)%
Changes in Valuation Allowances	—	—%	—	—%	4	0.1%
Nontaxable or Nondeductible Items
Dividend received deduction	(36)	(0.9)%	(34)	(1.0)%	(34)	(1.1)%
Other	(23)	(0.7)%	(19)	(0.6)%	(16)	(0.5)%
Changes in unrecognized tax benefits	2	0.1%	1	—%	(2)	(0.1)%
Total	$832	20.8%	$687	20.2%	$715	22.3%
(a)State taxes in Texas, California, Arizona, North Dakota, and New Jersey made up the majority (greater than 50%) of the tax effect in this category for 2025. Pennsylvania, Texas, New Jersey, and Mississippi made up the majority of state tax expense in 2024. Louisiana, Pennsylvania, Georgia, Utah, Colorado, and California made up the majority of state tax expense in 2023.
(b)Recognition of investment tax credits generated by biogas projects.

Deferred tax assets and liabilities result from the following:

	December 31,
	2025	2024
	(In millions)
Deferred tax assets
Employee benefits	$67	$81
Net operating loss carryforwards	1,017	1,416
Tax credit carryforwards	265	312
Interest expense limitation	346	372
Other	183	179
Valuation allowances	(72)	(64)
Total deferred tax assets	1,806	2,296
Deferred tax liabilities
Property, plant, and equipment	231	217
Investments(a)	4,436	4,124
Other	30	25
Total deferred tax liabilities	4,697	4,366
Net deferred tax liability	$(2,891)	$(2,070)
(a)Amounts as of December 31, 2025 and 2024 are primarily associated with KMI’s investment in KMP.

Deferred Tax Assets and Valuation Allowances

A reconciliation of our valuation allowances for the year ended December 31, 2025 is as follows:

Year Ended December 31, 2025
(In millions)
Balance at beginning of period	$64
Addition for state NOL	6
State rate changes	(1)
Currency fluctuation	3
Balance at end of period	$72

The following table provides details related to our deferred tax assets and valuation allowances as of December 31, 2025:

	Unused Amount	Deferred Tax Asset	Valuation Allowance	Expiration Period
	(In millions)
Net Operating Loss
U.S. federal net operating loss	$3,899	$819	$—	Indefinite
State losses	4,137	171	(45)	2025 - 2045
Foreign losses	79	27	(27)	Indefinite
Tax Credits
General business credits	265	265	—	2037 - 2045

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

A reconciliation of our gross unrecognized tax benefit excluding interest and penalties is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Balance at beginning of period	$19	$18	$23
Reductions based on statute expirations	(2)	(3)	(5)
Audit settlement	(1)	—	(1)
Additions to state reserves for prior years	5	4	1
Balance at end of period	$21	$19	$18

Amounts which, if recognized, would affect the effective tax rate	$21

In addition, we believe it is reasonably possible that our liability for unrecognized tax benefits will remain the same during the next year, primarily due to additions for state filing positions taken in prior years, offset by releases from statute expirations.

The following table summarizes information of our open tax years:

Jurisdiction	Open Tax Year
U.S.	2021 - 2025
Various states	2012 - 2025
Foreign	2021 - 2025

Income Taxes Paid

The components of total income taxes paid net of refunds by jurisdiction are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Federal	$20	$10	$—
States(a)
Texas	12	9	6
Pennsylvania	3	4	2
Louisiana	3	2	—
California	3	2	—
New Hampshire	—	—	1
Utah	—	1	1
New Mexico	—	—	(2)
Other States	3	4	—
Foreign
Mexico	3	1	3
Total Income Taxes Paid	$47	$33	$11
(a)2025 tax payments include $4 million of transferrable state tax credits purchased.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA) that includes tax reform provisions that amend, eliminate, and extend tax rules under the Inflation Reduction Act and Tax Cuts and Jobs Act. The most significant impact to the Company of the OBBBA at this time is the permanent reinstatement of bonus depreciation on qualified property and modifications to the calculation for excess business interest expense limitation under §163(j) to the current tax estimate. Based on our current projections, we anticipate the impact will defer the payment of a significant portion of our current federal tax for multiple years. The impact to current and deferred tax has been recorded with no overall impact to our income statement.

5.  Property, Plant, and Equipment, net

As of December 31, 2025 and 2024, our property, plant, and equipment, net consisted of the following:

	Straight-Line Estimated Useful Life	Composite Depreciation Rates	December 31,
			2025	2024
	(Years)	(%)	(In millions)
Interstate Natural Gas FERC-Regulated
Pipelines (Natural gas)		1.09-6.67	$12,583	$12,376
Equipment (Natural gas)		1.09-6.67	10,118	9,488
Other(a)		0.00-33	1,124	1,143
Accumulated depreciation, depletion, and amortization			(11,092)	(10,712)
Depreciable assets			12,733	12,295
Land			54	51
Construction work in process			454	568
Total interstate natural gas FERC-regulated			13,241	12,914

Other
Pipelines (Natural gas, liquids, refined products, crude oil and CO2)	5-40	0.09-33.33	9,697	8,933
Equipment (Natural gas, liquids, refined products, crude oil, CO2 and terminals)	5-40	0.09-33.33	21,425	20,243
Other(a)	3-10	0.00-33.33	5,790	5,587
Accumulated depreciation, depletion, and amortization			(12,970)	(11,470)
Depreciable assets			23,942	23,293
Land			785	786
Construction work in process			1,363	1,020
Total other			26,090	25,099

Property, plant, and equipment, net			$39,331	$38,013
(a)Includes general plant, general structures and buildings, land rights-of-way, computer and communication equipment, intangibles, vessels, transmix products, linefill, and miscellaneous property, plant, and equipment.

Depreciation, depletion and amortization expense for property, plant, and equipment, net was $2,233 million, $2,127 million, and $2,020 million for the years ended December 31, 2025, 2024, and 2023, respectively.

6.  Investments

Our investments primarily consist of equity investments where we hold significant influence over investee actions and for which we apply the equity method of accounting. The following table provides details on our investments as of December 31, 2025 and 2024 and our earnings (loss) from these respective investments for the years ended December 31, 2025, 2024, and 2023:

	Ownership Interest	Equity Investments		Earnings from Equity Investments
	December 31,	December 31,		Year Ended December 31,
	2025	2025	2024	2025	2024	2023
		(In millions)
Citrus Corporation	50%	$1,819	$1,794	$153	$134	$143
SNG	50%	1,660	1,734	127	145	140
PHP	27.74%	736	736	92	91	70
NGPL Holdings(a)	37.5%	645	618	130	117	121
GCX	34%	630	566	90	91	93
Products (SE) Pipe Line Corporation	51.17%	371	371	73	72	65
Utopia Holding LLC	50%	314	318	39	24	22
MEP	50%	299	320	74	63	87
Gulf LNG Holdings Group, LLC	50%	206	240	27	26	25
Dos Caminos, LLC	50%	181	188	22	16	—
Red Cedar Gathering Company	49%	168	168	3	7	15
EagleHawk(b)		—	266	34	26	18
All others(c)		503	526	78	78	39
Total investments		$7,532	$7,845	$942	$890	$838
Amortization of excess cost				$(46)	$(50)	$(66)
(a)Our investment in NPGL Holdings includes a related party promissory note receivable from NGPL Holdings with quarterly interest payments at 6.75%. The outstanding principal amount of our related party promissory note receivable at both December 31, 2025 and 2024 was $375 million. For the each of the years ended December 31, 2025, 2024, and 2023, we recognized $25 million of interest within “Earnings from equity investments” on our accompanying consolidated statements of income.
(b)On December 31, 2025, we completed a sale of our 25% interest in EagleHawk. See Note 3 “Acquisitions and Divestitures” for further information regarding this divestiture.
(c)Includes a loss of $67 million on our share of a pre-tax non-cash impairment charge related to our investment in Double Eagle Pipeline for the year ended December 31, 2023. The impairment was driven by lower expected renewal rates on contracts that expired in the second half of 2023.

Summarized combined financial information for our equity investments is reported below (amounts represent 100% of investee financial information):

	Year Ended December 31,
Income Statement	2025	2024	2023
	(In millions)
Revenues	$6,854	$6,607	$6,249
Costs and expenses	4,798	4,541	4,262
Net income	$2,056	$2,066	$1,987

	December 31,
Balance Sheet	2025	2024
	(In millions)
Current assets	$1,451	$1,355
Non-current assets	24,490	24,465
Current liabilities	1,420	2,223
Non-current liabilities	10,469	9,181
Partners’/owners’ equity	14,052	14,416

7.  Goodwill

Changes in the amounts of our goodwill for each of the years ended December 31, 2025 and 2024 are summarized by segment as follows:

	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Total
	(In millions)
January 1, 2024	$16,748	$1,529	$802	$1,042	$20,121
Acquisition(a)	(28)	—	—	—	(28)
Divestiture(b)	—	—	—	(9)	(9)
December 31, 2024 and 2025	$16,720	$1,529	$802	$1,033	$20,084

Accumulated impairment losses as of December 31, 2025(c)	$(4,240)	$(1,267)	$(679)	$(600)	$(6,786)
(a)Reflects adjustment to purchase price allocation related to the December 2023 STX Midstream acquisition.
(b)Associated with our CO2 business segment assets that were divested in June 2024.
(c)Also reflects balances as of January 1, 2024. Impairment losses all occurred prior to 2024.

Results of our May 31, 2025 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded carrying value (by at least 10%). We did not identify any triggers requiring further impairment analysis during the remainder of the year.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates, which include assumptions primarily involving management’s judgments and estimates. For all reporting units other than the Energy Transition Ventures reporting unit within our CO2 business segment, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses, including amortization of basis differences, which was previously presented separately as amortization of excess cost of equity investments (EBITDA) and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For the Energy Transition Ventures reporting unit, which had a goodwill balance of $114 million as of December 31, 2025, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values and discount rates.

Changes to any one or a combination of the factors described above would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

8.  Debt

The following table provides detail on the principal amount of our outstanding debt balances:

	December 31,
	2025	2024
	(In millions)
Credit facility and commercial paper borrowings(a)	$13	$331
Corporate senior notes(b)
4.30%, due June 2025	—	1,500
1.75%, due November 2026	500	500
6.70%, due February 2027	7	7
2.25%, due March 2027(c)	587	518
6.67%, due November 2027	7	7
4.30%, due March 2028	1,250	1,250
7.25%, due March 2028	32	32
6.95%, due June 2028	31	31
5.00%, due February 2029	1,250	1,250
5.10% due August 2029	500	500
5.15% due June 2030	1,100	—
8.05%, due October 2030	234	234

	December 31,
	2025	2024
2.00%, due February 2031	750	750
7.40%, due March 2031	300	300
7.80%, due August 2031	537	537
7.75%, due January 2032	1,005	1,005
7.75%, due March 2032	300	300
4.80%, due February 2033	750	750
5.20%, due June 2033	1,500	1,500
7.30%, due August 2033	500	500
5.40%, due February 2034	1,000	1,000
5.30%, due December 2034	750	750
5.80%, due March 2035	500	500
5.85% due June 2035	750	—
7.75%, due October 2035	1	1
6.40%, due January 2036	36	36
6.50%, due February 2037	400	400
7.42%, due February 2037	47	47
6.95%, due January 2038	1,175	1,175
6.50%, due September 2039	600	600
6.55%, due September 2040	400	400
7.50%, due November 2040	375	375
6.375%, due March 2041	600	600
5.625%, due September 2041	375	375
5.00%, due August 2042	625	625
4.70%, due November 2042	475	475
5.00%, due March 2043	700	700
5.50%, due March 2044	750	750
5.40%, due September 2044	550	550
5.55%, due June 2045	1,750	1,750
5.05%, due February 2046	800	800
5.20%, due March 2048	750	750
3.25%, due August 2050	500	500
3.60%, due February 2051	1,050	1,050
5.45%, due August 2052	750	750
5.95% due August 2054	750	750
7.45%, due March 2098	26	26
TGP senior notes(b)
7.00%, due March 2027	300	300
7.00%, due October 2028	400	400
2.90%, due March 2030	1,000	1,000
8.375%, due June 2032	240	240
7.625%, due April 2037	300	300
EPNG senior notes(b)
7.50%, due November 2026	200	200
3.50%, due February 2032	300	300
8.375%, due June 2032	300	300
CIG senior notes(b)
4.15%, due August 2026	375	375
6.85%, due June 2037	100	100
EPC Building, LLC, promissory note, 3.967%, due January 2024 through December 2035	290	310
Trust I Preferred Securities, 4.75%, due March 2028(d)	221	221
Other miscellaneous debt(e)	159	205
Total debt – KMI and Subsidiaries	31,823	31,788
Less: Current portion of debt	1,226	2,009
Total long-term debt – KMI and Subsidiaries(f)	$30,597	$29,779
(a)Weighted average interest rates on borrowings at December 31, 2025 and 2024 were 3.85% and 4.60%, respectively.
(b)Notes provide for the redemption at any time at a price equal to 100% of the principal amount of the notes plus accrued interest to the redemption date plus a make whole premium and are subject to a number of restrictions and covenants. The most restrictive of these include limitations on the incurrence of liens and limitations on sale-leaseback transactions.
(c)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the December 31, 2025 exchange rate of 1.1746 U.S. dollars per Euro and at the December 31, 2024 exchange rate of 1.0354 U.S. dollars per Euro. As of December 31, 2025 and 2024, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase of $44 million and a decrease of $25 million, respectively. As of December 31, 2025, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(d)Capital Trust I (Trust I), is a 100%-owned business trust that as of December 31, 2025, had 4.4 million of 4.75% trust convertible preferred securities outstanding (referred to as the Trust I Preferred Securities). Trust I exists for the sole purpose of issuing preferred securities and investing the proceeds in 4.75% convertible subordinated debentures, which are due 2028. Trust I’s sole source of income is interest earned on these debentures. This interest income is used to pay distributions on the preferred securities. We provide a full and unconditional guarantee of the Trust I Preferred Securities. There are no significant restrictions from these securities on our ability to obtain funds from our subsidiaries by distribution, dividend, or loan. The Trust I Preferred Securities are non-voting (except in limited circumstances), pay quarterly distributions at an annual rate of 4.75%, and carry a liquidation value of $50 per security plus accrued and unpaid distributions. The Trust I Preferred Securities outstanding as of December 31, 2025 are convertible at any time prior to the close of business on March 31, 2028, at the option of the holder, into the following mixed consideration: (i) 0.7197 of a share of our Class P common stock; and (ii) $25.18 in cash without interest. We have the right to redeem these Trust I Preferred Securities at any time.
(e)Includes finance lease obligations with monthly installments. The lease terms expire between 2026 and 2070.
(f)Excludes our “Debt fair value adjustments” which, as of December 31, 2025 and 2024, increased our combined debt balances by $180 million and $102 million, respectively. In addition to all unamortized debt discount/premium amounts, debt issuance costs, and purchase accounting on our debt balances, our debt fair value adjustments also include amounts associated with the offsetting entry for hedged debt and any unamortized portion of proceeds received from the early termination of interest rate swap agreements. For further information about our debt fair value adjustments, see “—Debt Fair Value Adjustments” below.

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

Current Portion of Debt
The following table details the components of our “Current portion of debt” reported on our consolidated balance sheets:

	December 31,
	2025	2024
	(In millions)
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes	13	331
Current portion of senior notes
4.30%, due June 2025	—	1,500
4.15%, due August 2026	375	—
1.75%, due November 2026	500	—
7.50%, due November 2026	200	—
Trust I Preferred Securities, 4.75% due March 2028(a)	111	111
Current portion of other debt	27	67
Total current portion of debt	$1,226	$2,009
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

Our credit facility contains financial and various other covenants that apply to us and our subsidiaries and are common in such agreements, including a maximum ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as defined in the credit facility, as amended) of 5.50 to 1.00, for any four-fiscal-quarter period. Other negative covenants include restrictions on our and certain of our subsidiaries’ ability to incur debt, grant liens, make fundamental changes, or engage in certain transactions with affiliates, or in the case of certain material subsidiaries, permit restrictions on dividends, distributions, or making or prepayments of loans to us or any guarantor. Our credit facility also restricts our ability to make certain restricted payments if an event of default (as defined in the credit facility) has occurred and is continuing or would occur and be continuing.

As of December 31, 2025, we had no borrowings outstanding under our credit facility, $13 million borrowings outstanding under our commercial paper program, and $10 million in letters of credit. Our availability under our credit facility as of December 31, 2025 was approximately $3,477 million. For the years ended December 31, 2025, 2024, and 2023, we were in compliance with all required covenants.

Maturities of Debt

The scheduled maturities of the outstanding debt balances, excluding debt fair value adjustments as of December 31, 2025, are summarized as follows:

Year	Total
(In millions)
2026	$1,226
2027	942
2028	1,867
2029	1,781
2030	2,367
Thereafter	23,640
Total	$31,823

Debt Fair Value Adjustments

The following table summarizes the “Debt fair value adjustments” included on our accompanying consolidated balance sheets:

	December 31,
	2025	2024
	(In millions)
Purchase accounting debt fair value adjustments	$337	$385
Carrying value adjustment to hedged debt	(101)	(241)
Unamortized portion of proceeds received from the early termination of interest rate swap agreements	149	167
Unamortized debt discounts, net	(67)	(70)
Unamortized debt issuance costs	(138)	(139)
Total debt fair value adjustments	$180	$102

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances is disclosed below:

	December 31, 2025		December 31, 2024
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,003	$31,966	$31,890	$30,794
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $217 million and $201 million as of December 31, 2025 and 2024, respectively.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both December 31, 2025 and 2024.

Interest Rates, Interest Rate Swaps and Contingent Debt

The weighted average interest rate on all of our borrowings was 5.59% during 2025 and 5.83% during 2024. Information on our interest rate swaps is contained in Note 13. For information about our contingent debt agreements, see Note 12 “Commitments and Contingent Liabilities—Contingent Debt.”

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

Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors

We have a Kinder Morgan, Inc. Second Amended and Restated Stock Compensation Plan for Non-Employee Directors (Directors’ Plan). The plan recognizes that the compensation paid to each eligible non-employee director is fixed by our board of directors (Board), generally annually, and that the compensation is payable in cash. Pursuant to the plan, in lieu of receiving some or all of the cash compensation, each eligible non-employee director may elect annually to receive shares of Class P common stock. During the year ended December 31, 2025, we made restricted Class P common stock grants to our non-employee directors of 9,620.

Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan

We also have a Kinder Morgan, Inc. 2021 Amended and Restated Stock Incentive Plan (Long Term Incentive Plan). The following table sets forth a summary of activity and related balances under our Long Term Incentive Plan:

	Shares	Weighted Average Grant Date Fair Value per Share
	(In thousands, except per share amounts)
Outstanding at December 31, 2024	13,405	$18.30
Granted	3,420	27.97
Vested	(4,573)	17.50
Forfeited	(409)	19.00
Outstanding at December 31, 2025	11,843	$21.38

The following tables set forth additional information related to our Long Term Incentive Plan:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Weighted average grant date fair value per share	$27.97	$20.27	$17.41
Intrinsic value of awards vested during the year	128	70	93
Restricted stock awards expense(a)	68	64	60
Restricted stock awards capitalized(a)	11	10	9
(a)The above amounts represents total compensation costs and we allocate labor and benefit costs to joint ventures that we operate in accordance with our partnership agreements.

		December 31, 2025
Unrecognized restricted stock awards compensation costs, less estimated forfeitures (in millions)			$132
Weighted average remaining amortization period			2.04 years

Pension and Other Postretirement Benefit (OPEB) Plans

Savings Plan

We maintain a defined contribution plan covering eligible U.S. employees. We contribute 5% of eligible compensation for most of the plan participants. Certain collectively bargained participants receive Company contributions in accordance with collective bargaining agreements. A participant becomes fully vested in Company contributions after two years and may take a distribution upon termination of employment or retirement. The total cost for our savings plan was approximately $58 million, $56 million, and $53 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Benefit Obligation, Plan Assets and Funded Status. The following table provides information about our pension and OPEB plans as of and for each of the years ended December 31, 2025 and 2024:

	Pension Benefits		OPEB
	2025	2024	2025	2024
	(In millions)
Change in benefit obligation:
Benefit obligation at beginning of period	$1,809	$1,902	$169	$177
Service cost	50	52	1	1
Interest cost	91	91	8	8
Actuarial loss (gain)	27	(82)	7	8
Benefits paid	(163)	(154)	(24)	(26)
Participant contributions	—	—	1	1
Benefit obligation at end of period	1,814	1,809	162	169
Change in plan assets:
Fair value of plan assets at beginning of period	1,614	1,562	331	323
Actual return on plan assets	183	156	44	33
Employer contributions	50	50	—	—
Participant contributions	—	—	1	1
Benefits paid	(163)	(154)	(24)	(26)
Fair value of plan assets at end of period	1,684	1,614	352	331
Funded status - net (liability) asset at December 31,	$(130)	$(195)	$190	$162
Amounts recognized in the consolidated balance sheets:
Non-current benefit asset(a)	$—	$—	$303	$278
Current benefit liability	—	—	(15)	(14)
Non-current benefit liability	(130)	(195)	(98)	(102)
Funded status - net (liability) asset at December 31,	$(130)	$(195)	$190	$162

Amounts of pre-tax accumulated other comprehensive (loss) income recognized in the consolidated balance sheets:
Unrecognized net actuarial (loss) gain	$(176)	$(230)	$139	$139
Unrecognized prior service credit	—	—	1	2
Accumulated other comprehensive (loss) income	$(176)	$(230)	$140	$141

Information related to plans whose accumulated benefit obligations exceeded the fair value of plan assets:
Accumulated benefit obligation	$1,268	$1,782	$113	$117
Fair value of plan assets	1,165	1,614	—	2
(a)2025 and 2024 OPEB amounts include $68 million and $59 million, respectively, of non-current benefit assets related to a plan we sponsor which is associated with employee services provided to an unconsolidated joint venture, and for which we have recorded an offsetting related party deferred credit.

The 2025 net actuarial loss for the pension plans was primarily due to a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2025. The 2025 net actuarial loss for the OPEB plans was primarily due to changes in the claims cost assumption and a decrease in the weighted average discount rate used to determine the benefit obligation as of December 31, 2025. The 2024 net actuarial gain for the pension plans was primarily due to an increase in the weighted average discount rate used to determine the benefit obligation as of December 31, 2024. The 2024 net actuarial loss for the OPEB plans was primarily due to changes in the claims cost and trend assumptions.

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

The allowable range for asset allocations in effect for our plans as of December 31, 2025, by asset category, are as follows:

	Pension Benefits	OPEB
Cash		0% to 23%
Equities	42% to 52%	43% to 71%
Fixed income securities	37% to 47%	26% to 50%
Real estate	2% to 12%
Company securities (KMI Class P common stock and/or debt securities)	0% to 10%

Below are the details of our pension and OPEB plan assets by class and a description of the valuation methodologies used for assets measured at fair value.

•Level 1 assets’ fair values are based on quoted market prices for the instruments in actively traded markets. Included in this level are equities. These investments are valued at the closing price reported on the active market on which the individual securities are traded.

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

•Plan assets with fair values that are based on the net asset value per share, or its equivalent (NAV), as a practical expedient to measure fair value, as reported by the issuers are determined based on the fair value of the underlying securities as of the valuation date and include common/collective trust funds, real estate, and short-term investment funds. The plan assets measured at NAV are not categorized within the fair value hierarchy described above but are separately identified in the following tables.

Listed below are the fair values of our pension and OPEB plans’ assets that are recorded at fair value by class and categorized by fair value measurement used at December 31, 2025 and 2024:

	Pension Assets
	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Equities(a)	$147	$—	$147	$203	$—	$203
Fixed income securities	—	426	426	—	380	380
Subtotal	$147	$426	573	$203	$380	583
Measured at NAV
Common/collective trusts(b)			1,084			1,002
Short-term investment funds			27			29
Subtotal			1,111			1,031
Total plan assets fair value			$1,684			$1,614
(a)Plan assets include $118 and $167 of KMI Class P common stock for 2025 and 2024, respectively.
(b)Common/collective trust funds were invested in approximately 65% equities, 23% fixed income securities, and 12% real estate in 2025 and 66% equities, 22% fixed income securities, and 12% real estate in 2024.

	OPEB Assets
	2025			2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(In millions)
Measured within fair value hierarchy
Short-term investment funds	$—	$4	$4	$—	$3	$3
Measured at NAV
Common/collective trusts(a)			348			328
Total plan assets fair value			$352			$331
(a)Common/collective trust funds were invested in approximately 63% equities and 37% fixed income securities for 2025, and 62% equities and 38% fixed income securities for 2024.

Employer Contributions and Expected Payment of Future Benefits. As of December 31, 2025, we expect the following cash flows under our plans:

	Pension Benefits	OPEB
	(In millions)
Contributions expected in 2026	$60	$—

Benefit payments expected in:
2026	$191	$22
2027	186	21
2028	181	19
2029	177	18
2030	170	16
2031 - 2035	755	62

Actuarial Assumptions. Benefit obligations and net benefit cost are based on actuarial estimates and assumptions. The following table details the weighted-average actuarial assumptions used in determining our benefit obligation as of December 31, 2025 and 2024 and net benefit costs of our pension and OPEB plans for 2025, 2024, and 2023:

			Pension Benefits		OPEB
			2025	2024	2025	2024
Assumptions related to benefit obligations:
Discount rate			5.32%	5.58%	5.02%	5.44%
Rate of compensation increase			3.50%	3.50%	n/a	n/a
Interest crediting rate			3.85%	3.78%	n/a	n/a

	Pension Benefits			OPEB
	2025	2024	2023	2025	2024	2023
Assumptions related to benefit costs:
Discount rate	5.58%	5.13%	5.41%	5.44%	5.08%	5.38%
Expected return on plan assets	7.00%	7.00%	7.00%	6.00%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	n/a	n/a	n/a
Interest crediting rate	3.78%	3.85%	3.50%	n/a	n/a	n/a

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

Actuarial estimates for our OPEB plans assume an annual increase in the per capita cost of covered health care benefits. The initial annual rate of increase is 7.60% which gradually decreases to 4.00% by the year 2050.

Components of Net Benefit Cost and Other Amounts Recognized in Other Comprehensive Income. For each of the years ended December 31, the components of net benefit cost and other amounts recognized in pre-tax other comprehensive income related to our pension and OPEB plans are as follows:

	Pension Benefits			OPEB
	2025	2024	2023	2025	2024	2023
	(In millions)
Components of net benefit cost (credit):
Service cost	$50	$52	$55	$1	$1	$1
Interest cost	91	91	107	8	8	10
Expected return on assets	(109)	(106)	(117)	(15)	(14)	(13)
Amortization of prior service cost (credit)	—	—	1	(1)	(3)	(3)
Amortization of net actuarial loss (gain)	8	22	35	(16)	(17)	(16)
Settlement loss	—	—	46	—	—	—
Net benefit cost (credit)	40	59	127	(23)	(25)	(21)

Other changes in plan assets and benefit obligations recognized in OCI:
Net (gain) loss arising during period	(46)	(132)	10	(15)	(6)	(30)
Amortization or settlement recognition of net actuarial (loss) gain	(8)	(22)	(81)	15	16	16
Amortization of prior service (cost) credit	—	—	(1)	1	1	1
Total recognized in OCI(a)	(54)	(154)	(72)	1	11	(13)
Total recognized in net benefit cost (credit) and OCI	$(14)	$(95)	$55	$(22)	$(14)	$(34)
(a)Excludes $(1) million and $1 million for the years ended December 31, 2025 and 2024, respectively, associated with other plans.

10.	Stockholders’ Equity

Class P Common Stock

We have a board-approved share buy-back program that authorizes share repurchases of up to $3 billion that began in December 2017. All shares we have repurchased are canceled and are no longer outstanding. Activity under the buy-back program is as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except per share amounts)
Total value of shares repurchased	$—	$7	$522
Total number of shares repurchased(a)	—	1	32
Average repurchase price per share	$—	$16.50	$16.56
(a)For the year ended December 31, 2024, we repurchased less than 1 million of our shares.

Since December 2017, in total, we have repurchased 86 million of our shares under the program at an average price of $17.09 per share for $1,472 million, leaving capacity under the program of $1.5 billion.
On December 19, 2014, we entered into an equity distribution agreement authorizing us to issue and sell through or to the managers party thereto, as sales agents and/or principals, shares having an aggregate offering price of up to $5 billion from time to time during the term of this agreement. During the years ended December 31, 2025, 2024, and 2023 we did not issue any shares under this agreement.

Dividends

The following table provides information about our per share dividends:

	Year Ended December 31,
	2025	2024	2023
Per share cash dividend declared for the period	$1.17	$1.15	$1.13
Per share cash dividend paid in the period	1.1650	1.1450	1.1250

On January 21, 2026, our Board declared a cash dividend of $0.2925 per share for the quarterly period ended December 31, 2025, which is payable on February 17, 2026 to shareholders of record as of the close of business on February 2, 2026.

Accumulated Other Comprehensive (Loss) Income

Changes in the components of our “Accumulated other comprehensive (loss) income” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total Accumulated other comprehensive (loss)income
	(In millions)
Balance at December 31, 2022	$(164)	$(238)	$(402)
Other comprehensive gain before reclassifications	155	65	220
Gains reclassified from accumulated other comprehensive loss	(35)	—	(35)
Net current-period change in accumulated other comprehensive loss	120	65	185
Balance at December 31, 2023	(44)	(173)	(217)
Other comprehensive (loss) gain before reclassifications	(29)	111	82
Losses reclassified from accumulated other comprehensive loss	40	—	40
Net current-period change in accumulated other comprehensive loss	11	111	122
Balance at December 31, 2024	(33)	(62)	(95)
Other comprehensive gain before reclassifications	184	40	224
Gains reclassified from accumulated other comprehensive loss	(84)	—	(84)
Net current-period change in accumulated other comprehensive income	100	40	140
Balance at December 31, 2025	$67	$(22)	$45

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

The following tables summarize our affiliate balance sheet balances and income statement activity, other than amounts reported within our “Investments” balances and “Earnings from equity investments” activity:

	December 31,
	2025	2024
	(In millions)
Balance sheet location
Accounts receivable	$54	$48
Other current assets	4	1
	$58	$49

Current portion of debt	$5	$5
Accounts payable	20	21
Other current liabilities	7	8
Long-term debt	127	132
Other long-term liabilities and deferred credits	69	60
	$228	$226

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Income statement location
Revenues	$349	$346	$172
Operating Costs, Expenses, and Other
Costs of sales	$177	$145	$132
Other operating expenses	101	69	57

12.  Commitments and Contingent Liabilities

Capital Commitments

As of December 31, 2025, we had capital commitments of approximately $2,020 million. We have other planned capital and investment projects that are discretionary in nature, with no substantial contractual capital commitments made in advance of the actual expenditures.

Rights-Of-Way

Our rights-of-way obligations primarily consist of non-lease agreements that existed at the time of Topic 842, Leases, adoption, at which time we elected a practical expedient which allowed us to continue our historical treatment. Our future minimum rental commitments related to our rights-of-way obligations were $96 million as of December 31, 2025.

Contingent Debt

Our contingent debt disclosures pertain to certain types of guarantees or indemnifications we have made and cover certain types of guarantees included within debt agreements, even if the likelihood of requiring our performance under such guarantee is remote.

As of December 31, 2025 and 2024, our contingent debt obligations totaled $127 million and $149 million, respectively. These amounts include our proportional share of the debt obligations of one equity investee, Cortez Pipeline Company (Cortez). Under such guarantees we are severally liable for our percentage ownership share of Cortez’s debt in the event of its non-performance. The contingent debt obligations balances as of December 31, 2025 and 2024 also include $91 million and $120 million, respectively, of debt issued by a subsidiary of Cortez that is 100% guaranteed by us.

Guarantees and Indemnifications

We are involved in joint ventures and other ownership arrangements that sometimes require financial and performance guarantees. In a financial guarantee, we are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, we provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, we are required to perform on their behalf. We also periodically provide indemnification arrangements related to assets or businesses we have sold. These arrangements include, but are not limited to, indemnifications for income taxes, the resolution of existing disputes, and environmental matters.

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

Energy Commodity Price Risk Management

As of December 31, 2025, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(13.8)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.8)	MMBbl
Crude oil basis	(0.9)	MMBbl
Natural gas fixed price	(63.0)	Bcf
Natural gas basis	(77.3)	Bcf
NGL fixed price	(1.2)	MMBbl
As of December 31, 2025, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of December 31, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$3,500	Fair value hedge	August 2035
(a)Included in “Long-term debt” on our accompanying consolidated balance sheet.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of December 31, 2025:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included in our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	December 31,		December 31,
	2025	2024	2025	2024
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$56	$10	$—	$(46)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	36	9	—	(8)
Subtotal	92	19	—	(54)
Interest rate contracts
Other current assets/(Other current liabilities)	4	1	(25)	(51)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	32	19	(111)	(203)
Subtotal	36	20	(136)	(254)
Foreign currency contracts
Other current assets/(Other current liabilities)	—	—	(2)	(3)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	41	—	—	(26)
Subtotal	41	—	(2)	(29)
Total	169	39	(138)	(337)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	75	14	(74)	(35)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	1	(1)	(15)
Subtotal	79	15	(75)	(50)
Interest rate contracts
Other current assets/(Other current liabilities)	—	4	—	—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	4	—	(2)
Subtotal	—	8	—	(2)
Total	79	23	(75)	(52)
Total derivatives	$248	$62	$(213)	$(389)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral held(a)	Net amount
	(In millions)
As of December 31, 2025
Energy commodity derivative contracts(b)	$20	$151	$—	$171	$(68)	$—	$103
Interest rate contracts	—	36	—	36	(6)	—	30
Foreign currency contracts	—	41	—	41	—	—	41
As of December 31, 2024
Energy commodity derivative contracts(b)	$6	$29	$—	$35	$(19)	$—	$16
Interest rate contracts	—	27	—	27	—	—	27
Foreign currency contracts	—	—	—	—	—	—	—

	Balance sheet liability fair value measurements by level
	Level 1	Level 2	Level 3	Gross amount	Contracts available for netting	Cash collateral posted(a)	Net amount
	(In millions)
As of December 31, 2025
Energy commodity derivative contracts(b)	$(12)	$(63)	$—	$(75)	$68	$(2)	$(9)
Interest rate contracts	—	(136)	—	(136)	6	—	(130)
Foreign currency contracts	—	(2)	—	(2)	—	—	(2)
As of December 31, 2024
Energy commodity derivative contracts(b)	$(17)	$(89)	$—	$(106)	$19	$52	$(35)
Interest rate contracts	—	(254)	—	(254)	—	—	(254)
Foreign currency contracts	—	(29)	—	(29)	—	—	(29)
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

The following tables summarize the pre-tax impact of our derivative contracts in our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Year Ended December 31,
		2025	2024	2023
		(In millions)
Interest rate contracts	Interest, net	$132	$(3)	$138

Hedged fixed rate debt(a)	Interest, net	$(140)	$5	$(132)
(a)As of December 31, 2025, the cumulative amount of fair value hedging adjustments resulted in a decrease of $101 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)			Location	Gain/(loss) reclassified from Accumulated OCI into income(b)
	Year Ended				Year Ended
	December 31,				December 31,
	2025	2024	2023		2025	2024	2023
	(In millions)				(In millions)
Energy commodity derivative contracts	$171	$(26)	$182	Revenues—Commodity sales	$47	$7	$103
				Costs of sales	(6)	(29)	(73)
Interest rate contracts	—	13	(10)	Interest, net	—	4	—
Foreign currency contracts	67	(24)	30	Other, net	69	(34)	17
Total	$238	$(37)	$202	Total	$110	$(52)	$47
(a)We expect to reclassify an approximately $63 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive income balance as of December 31, 2025 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Year Ended December 31,
		2025	2024	2023
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$79	$20	$75
	Costs of sales	(61)	(89)	100
	Earnings from equity investments	1	—	2
Interest rate contracts	Interest, net	(5)	3	1
Total(a)		$14	$(66)	$178
(a)The years ended December 31, 2025, 2024, and 2023 include approximate (losses) gains of $(3) million, $8 million, and $58 million, respectively, associated with natural gas, crude, and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of December 31, 2025 and 2024, we had no outstanding letters of credit supporting our commodity price risk management program. As of December 31, 2025 and 2024 we had cash margins of $24 million and $104 million, respectively, posted with our counterparties by us and reported within “Restricted deposits” on our accompanying consolidated balance sheet. The cash margin balance at December 31, 2025 represents the initial margin requirements of $26 million, offset by variation margin requirements of $2 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of December 31, 2025, based on our current mark-to- market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

14.  Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source, and type of revenue for each revenue source. Refer to Note 2 for further information.

	Year Ended December 31, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$4,254	$221	$870	$1	$(4)	$5,342
Fee-based services	1,161	1,090	431	45	(8)	2,719
Total services	5,415	1,311	1,301	46	(12)	8,061
Commodity sales
Natural gas sales	3,909	—	—	49	(9)	3,949
Product sales	1,001	1,157	56	857	(8)	3,063
Other sales	29	—	—	103	(3)	129
Total commodity sales	4,939	1,157	56	1,009	(20)	7,141
Total revenues from contracts with customers	10,354	2,468	1,357	1,055	(32)	15,202
Other revenues
Leasing services(b)	455	192	747	70	—	1,464
Derivatives adjustments on commodity sales	96	—	—	30	—	126
Other	104	26	—	15	—	145
Total other revenues	655	218	747	115	—	1,735
Total revenues	$11,009	$2,686	$2,104	$1,170	$(32)	$16,937

	Year Ended December 31, 2024
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$3,893	$220	$846	$2	$(4)	$4,957
Fee-based services	1,044	1,059	460	41	(7)	2,597
Total services	4,937	1,279	1,306	43	(11)	7,554
Commodity sales
Natural gas sales	2,303	—	—	43	(6)	2,340
Product sales	965	1,444	50	1,031	(4)	3,486
Other sales	20	—	—	85	(2)	103
Total commodity sales	3,288	1,444	50	1,159	(12)	5,929
Total revenues from contracts with customers	8,225	2,723	1,356	1,202	(23)	13,483
Other revenues
Leasing services(b)	459	209	666	66	—	1,400
Derivatives adjustments on commodity sales	113	(1)	—	(85)	—	27
Other	145	24	—	21	—	190
Total other revenues	717	232	666	2	—	1,617
Total revenues	$8,942	$2,955	$2,022	$1,204	$(23)	$15,100

	Year Ended December 31, 2023
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$3,543	$171	$819	$1	$3	$4,537
Fee-based services	1,008	1,036	427	40	(9)	2,502
Total services	4,551	1,207	1,246	41	(6)	7,039
Commodity sales
Natural gas sales	2,631	—	—	43	(8)	2,666
Product sales	1,110	1,635	33	1,114	(8)	3,884
Other sales	20	—	—	42	(4)	58
Total commodity sales	3,761	1,635	33	1,199	(20)	6,608
Total revenues from contracts with customers	8,312	2,842	1,279	1,240	(26)	13,647
Other revenues
Leasing services(b)	475	200	638	55	—	1,368
Derivatives adjustments on commodity sales	285	—	—	(107)	—	178
Other	96	24	—	21	—	141
Total other revenues	856	224	638	(31)	—	1,687
Total revenues	$9,168	$3,066	$1,917	$1,209	$(26)	$15,334
(a)Differences between the revenue presentation on the consolidated statements of income and the disaggregated revenues by type above are primarily attributable to revenues reflected in the “Other revenues” category above.
(b)Our revenues from leasing services are comprised of operating leases whereby we convey the right to control the use of an identified asset to a customer, including tanks, treating facilities, marine vessels, and gas equipment and pipelines with separate control locations.

Contract Balances

As of December 31, 2025 and 2024, our contract asset balances were $30 million and $15 million, respectively, and our contract liability balances were $459 million and $377 million, respectively. Of the December 31, 2024 contract asset and liability balances, $8 million was transferred to accounts receivable and $78 million was recognized as revenue during the year 2025, respectively.

In addition, we had a lease contract liability balance associated with prepaid fixed reservation charges relating to contracts expiring from 2035 to 2040, under a long-term terminal services contract totaling $531 million and $587 million as of December 31, 2025 and 2024, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue related to unsatisfied performance obligations representing fixed consideration primarily related to commodity sales or service contracts with take-or-pay or minimum volume commitments that we expect to recognize in future periods:

	2026	2027	2028 and thereafter
	(In billions)
Estimated revenue as of December 31, 2025	$5	$5	$26
Based on the practical expedients we elected to apply, the amounts presented in the table above exclude remaining performance obligations for variable consideration related to contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

15.  Reportable Segments

Our reportable business segments are:

•Natural Gas Pipelines—the ownership and operation of (i) major interstate and intrastate natural gas pipeline and storage systems; (ii) natural gas gathering systems and natural gas processing and treating facilities; (iii) NGL fractionation facilities and transportation systems; and (iv) LNG regasification, liquefaction, and storage facilities;

•Products Pipelines—the ownership and operation of refined petroleum products, crude oil, and condensate pipelines that primarily deliver, among other products, gasoline, diesel and jet fuel, crude oil, renewable fuels, and condensate to various markets, plus the ownership and/or operation of associated product terminals and petroleum pipeline transmix facilities;

•Terminals—the ownership and/or operation of (i) liquids and bulk terminal facilities located throughout the U.S. that store and handle various commodities including gasoline, diesel fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks; and (ii) Jones Act-qualified tankers;

•CO2—(i) the production, transportation, and marketing of CO2 to oil fields that use CO2 as a flooding medium to increase recovery and production of crude oil from mature oil fields; (ii) ownership interests in and/or operation of oil fields and gasoline processing plants in West Texas; (iii) the ownership and operation of a crude oil pipeline system in West Texas; and (iv) the ownership and operation of RNG and LNG facilities.

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

Effective January 1, 2025, amortization of basis differences related to our joint ventures (previously known as amortization of excess cost of equity investments) is included within “Earnings from equity investments” in our accompanying consolidated statements of income for the years ended December 31, 2025, 2024, and 2023, and therefore is included within Segment EBDA. As a result, Segment EBDA for the years ended December 31, 2024 and 2023 have been adjusted to conform to the current presentation in the tables below.

During 2025, 2024, and 2023, we did not have revenues from any single external customer that exceeded 10% of our consolidated revenues.

Financial information by segment follows:

	Year Ended December 31, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$10,990	$2,686	$2,094	$1,167	$—	$16,937
Intersegment revenues	19	—	10	3	(32)	—
Total revenues	11,009	2,686	2,104	1,170	(32)	16,937
Costs of sales	(4,299)	(1,112)	(50)	(94)
Labor	(331)	(132)	(282)	(53)
Fuel and power	(87)	(90)	(20)	(141)
Field - non-labor(a)	(901)	(209)	(558)	(242)
Taxes, other than income taxes	(287)	(45)	(55)	(51)
Earnings (loss) from equity investments	817	58	(2)	23
Other segment items(b)	159	1	6	—
Total Segment EBDA(c)	$6,080	$1,157	$1,143	$612		8,992
DD&A						(2,453)
General and administrative and corporate charges						(746)
Interest, net(d)						(1,801)
Income tax expense						(832)
Net income						$3,160

Other segment activity information:
DD&A	$1,173	$358	$518	$378	$26	$2,453
Capital expenditures	2,092	242	326	328	38	3,026
Segment balance sheet information:
Investments	6,962	381	122	67	—	7,532
Other intangibles, net	900	403	13	414	—	1,730
Total assets(e)	52,546	8,044	7,917	3,608	633	72,748

	Year Ended December 31, 2024
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$8,930	$2,955	$2,013	$1,202	$—	$15,100
Intersegment revenues	12	—	9	2	(23)	—
Total revenues	8,942	2,955	2,022	1,204	(23)	15,100
Costs of sales	(2,837)	(1,394)	(42)	(82)
Labor	(322)	(128)	(273)	(50)
Fuel and power	(74)	(92)	(20)	(153)
Field - non-labor(a)	(854)	(193)	(558)	(241)
Taxes, other than income taxes	(269)	(43)	(53)	(60)
Earnings from equity investments	748	57	8	27
Other segment items(b)	59	2	15	40
Total Segment EBDA(f)(g)	$5,393	$1,164	$1,099	$685		8,341
DD&A						(2,354)
General and administrative and corporate charges						(736)
Interest, net(d)						(1,844)
Income tax expense						(687)
Net income						$2,720

Other segment activity information:
DD&A	$1,105	$365	$508	$354	$22	$2,354
Capital expenditures	1,654	210	385	346	34	2,629
Segment balance sheet information:
Investments	7,252	387	132	74	—	7,845
Other intangibles, net	687	597	18	458	—	1,760
Total assets(e)	50,402	8,639	8,086	3,583	697	71,407

	Year Ended December 31, 2023
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$9,152	$3,066	$1,911	$1,205	$—	$15,334
Intersegment revenues	16	—	6	4	(26)	—
Total revenues	9,168	3,066	1,917	1,209	(26)	15,334
Costs of sales	(3,258)	(1,588)	(33)	(77)
Labor	(300)	(121)	(254)	(49)
Fuel and power	(79)	(88)	(19)	(137)
Field - non-labor(a)	(801)	(185)	(535)	(232)
Taxes, other than income taxes	(262)	(42)	(55)	(55)
Earnings (loss) from equity investments	746	(6)	9	23
Other segment items(b)	38	(3)	10	—
Total Segment EBDA(g)(h)	$5,252	$1,033	$1,040	$682		8,007
DD&A						(2,250)
General and administrative and corporate charges						(759)
Interest, net(d)						(1,797)
Income tax expense						(715)
Net income						$2,486

Other segment activity information:
DD&A	$1,041	$367	$493	$325	$24	$2,250
Capital expenditures	1,299	221	406	355	36	2,317
(a)Includes outside services, pipeline integrity maintenance, materials and supplies and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to gains and losses associated with divestitures, impairments and/or equity investments, as applicable.
(c)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts of $37 million, $(1) million, and $4 million for our Natural Gas Pipelines, Products Pipelines, and CO2 business segments, respectively.
(d)We do not attribute interest and debt expense to any of our reportable business segments.
(e)Corporate includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas and miscellaneous corporate assets (such as IT, telecommunications equipment, and legacy activity) not allocated to our reportable segments.
(f)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts of $(75) million and $(2) million for our Natural Gas Pipelines and CO2 business segments, respectively.
(g)Segment EBDA previously reported (before reclassifications) for the years ended December 31, 2024 and 2023 were $5,427 million and $5,282 million, $1,173 million and $1,062 million, $1,099 million and $1,040 million, and $692 million and $689 million, respectively, for our Natural Gas Pipelines, Products Pipelines, Terminals, and CO2 business segments, respectively.
(h)Includes non-cash mark-to-market derivative hedge contract gain (loss) amounts of $122 million, $1 million and $(4) million for our Natural Gas Pipelines, Products Pipelines and CO2 business segments, respectively.

Following is geographic information regarding the revenues and long-lived assets of our business:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Revenues from external customers
U.S.	$16,926	$15,057	$15,255
Mexico	11	43	79
Total consolidated revenues from external customers	$16,937	$15,100	$15,334

	December 31,
	2025	2024	2023
	(In millions)
Long-term assets, excluding goodwill and other intangibles
U.S.	$48,115	$46,972	$46,328
Mexico	65	70	72
Total consolidated long-lived assets	$48,180	$47,042	$46,400

16.  Leases

Following are components of our lease cost:

	Year Ended December 31,
	2025	2024	2023
	(In millions)
Operating leases	$74	$80	$71
Short-term and variable leases	152	131	127
Total lease cost	$226	$211	$198

Other information related to our operating leases are as follows:

	Year Ended December 31,
	2025	2024	2023
	(In millions, except lease term and discount rate)
Operating cash flows from operating leases	$(158)	$(170)	$(157)
Investing cash flows from operating leases	(68)	(41)	(41)
ROU assets obtained in exchange for operating lease obligations, net of retirements	25	36	56
Amortization of ROU assets	62	68	58

Weighted average remaining lease term	8.06 years	8.15 years	8.72 years
Weighted average discount rate	4.85%	4.84%	4.59%

Amounts recognized in the accompanying consolidated balance sheets are as follows:

		December 31,
Lease Activity(a)	Balance sheet location	2025	2024
		(In millions)
ROU assets	Deferred charges and other assets	$216	$253
Short-term lease liability	Other current liabilities	49	60
Long-term lease liability	Other long-term liabilities and deferred credits	167	193
(a)We have immaterial financing leases recorded as of December 31, 2025 and 2024.

Operating lease liabilities under non-cancellable leases (excluding short-term leases) as of December 31, 2025 are as follows:

Year	Commitment
(In millions)
2026	$59
2027	41
2028	27
2029	25
2030	21
Thereafter	105
Total lease payments	278
Less: Interest	(62)
Present value of lease liabilities	$216

Short-term lease costs are not material to us and are anticipated to be similar to the current year short-term lease expense outlined in this disclosure.

17. Litigation and Environmental

We and our subsidiaries are parties to various legal, regulatory, and other matters arising from the day-to-day operations of our businesses or certain predecessor operations that may result in claims against the Company. Although no assurance can be given, we believe, based on our experiences to date and taking into account accrued liabilities and insurance, that the ultimate resolution of such items will not have a material adverse impact to our financial position, cash flows, or operating results, unless otherwise indicated below. We believe we have numerous and substantial defenses to the matters to which we are a party and intend to vigorously defend the Company. When we determine a loss is probable of occurring and is reasonably estimable, we accrue an undiscounted liability for such contingencies based on our best estimate using information available at that time. If the estimated loss is a range of potential outcomes and there is no better estimate within the range, we accrue the amount at the low end of the range. We disclose the following contingencies where an adverse outcome may be material or, in the judgment of management, we conclude the matter should otherwise be disclosed.

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response to GLNG’s lawsuit, Eni S.p.A. filed counterclaims based on the terminal use agreement and a parent direct agreement with Gulf LNG Energy (Port), LLC. The foregoing counterclaims asserted by Eni S.p.A sought unspecified damages based on the same substantive allegations that were dismissed with prejudice in previous separate arbitrations with Eni USA described above and with GLNG’s remaining customer consisting of a consortium of international oil companies including Eni S.p.A. In early 2022, the trial court granted Eni S.p.A.’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal. GLNG elected not to pursue further recourse on appeal, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and dismissed Eni S.p.A.’s claims with prejudice on September 15, 2023. The Appellate Division affirmed the entry of summary judgment in GLNG’s favor. On September 16, 2025, the Court of Appeals denied Eni S.p.A.’s motion for leave to appeal, thereby terminating Eni S.p.A.’s recourse in state court against GLNG. On December 15, 2025, Eni S.p.A. filed a petition for writ of certiorari to the United States Supreme Court, which remains pending.

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

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits that are now contested on a class-wide basis. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits. On July 25, 2024, the Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based on its finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V based on its finding that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based on its finding that the claim is moot given the Court’s rulings on Claims IV and V. The Court’s decision on partial summary judgment did not address the extent of potential plan liabilities for past or future benefits or other potential damages or equitable relief. On March 11, 2025, the case was mediated without resolution, after which the parties filed summary judgment motions to address potential remedies for Claims III, IV, and V. Plaintiffs seek equitable and other relief including early retirement benefits, monetary damages, or other equitable relief estimated to be in excess of $100 million. We vigorously oppose the form and scope of relief sought by the plaintiffs and believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. On April 22, 2025, the case was referred to a Magistrate Judge to conduct all pretrial proceedings including recommended rulings on plaintiffs’ motion for equitable remedies. On February 10, 2026, the Magistrate Judge issued a Memorandum and Recommendation that plaintiffs’ motion for equitable relief should be granted in part and denied in part. The Memorandum and Recommendation rejected or significantly narrowed a number of Plaintiffs’ theories of recovery. Plaintiffs may object to the Recommendation within 14 days, and the presiding U.S. District Court Judge may adopt, modify, or reject the Memorandum and Recommendation. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over multiple years.

Pipeline Integrity and Releases

From time to time, despite our best efforts, our pipelines experience leaks and ruptures. These leaks and ruptures may cause explosions, fire, and damage to the environment, damage to property, and/or personal injury or death. In connection with these incidents, we may be sued for damages caused by an alleged failure to properly mark the locations of our pipelines and/or to properly maintain our pipelines. Depending upon the facts and circumstances of a particular incident, state and federal regulatory authorities may seek civil and/or criminal fines and penalties.

Environmental Matters

We and our subsidiaries are subject to environmental cleanup and enforcement actions from time to time. In particular, CERCLA generally imposes joint and several liability for cleanup and enforcement costs on current and predecessor owners and operators of a site, among others, without regard to fault or the legality of the original conduct, subject to the right of a liable party to establish a “reasonable basis” for apportionment of costs. Our operations are also subject to local, state, and federal laws and regulations relating to protection of the environment. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in pipeline, terminal, CO2 field and oil field, and our other operations, and there can be no assurance that we will not incur significant costs and liabilities. Moreover, it is possible that other developments could result in substantial costs and liabilities to us, such as increasingly stringent state environmental laws, regulations and enforcement policies under the terms of authority of those laws, and claims for damages to property or persons resulting from our operations. Although it is not possible to predict the ultimate outcomes, we believe that the resolution of the environmental matters set forth in this note, and other matters to which we and our subsidiaries are a party, will not have a material adverse effect on our financial position, cash flows, or operating results.

We are currently involved in several governmental proceedings involving alleged violations of local, state, and federal environmental and safety regulations. As we receive notices of non-compliance, we attempt to negotiate and settle such matters where appropriate. These alleged violations may result in fines and penalties, but except as disclosed herein we do not believe any such fines and penalties will be material to our financial position, cash flows, or operating results, individually or in the aggregate. We are also currently involved in several governmental proceedings involving groundwater and soil remediation efforts under state or federal administrative orders or related remediation programs. We have accrued for costs associated with the remediation efforts as described below.

In addition, we are involved with and have been identified as a potentially responsible party (PRP) in several federal and state Superfund sites. Environmental liabilities have been established for those sites where our contribution is probable and reasonably estimable. Because costs associated with remedial plans are generally expected to be spread over at least several years, we do not anticipate that our share of the cost of remediation will have a material adverse impact to our financial position, cash flows, or operating results. In addition, we are from time to time involved in civil proceedings relating to damages alleged to have occurred as a result of accidental leaks or spills of refined petroleum products, crude oil, NGL, natural gas, or CO2, including natural resource damage (NRD) claims.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey in a case captioned USA v. Alden Leeds, et al. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a Motion to Enter Consent Decree in the U.S. District Court. On January 16, 2025, the U.S. District Court entered the Consent Decree, after which time, the Consent Decree was appealed to the U.S. Court of Appeals for the Third Circuit by two PRPs alleging, inter alia, that the Consent Decree is not procedurally and substantively fair, reasonable, and consistent with the purpose of CERCLA.

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

On March 29, 2019, the City of New Orleans (Orleans) filed a petition in the state district court for Orleans Parish, Louisiana against SNG and 10 other energy companies alleging that the defendants’ operations in Orleans Parish violated SLCRMA and Louisiana law, and caused substantial damage to the coastal waters and nearby lands. Orleans sought unspecified money damages, attorney fees, interest, and restoration costs. On February 28, 2024, after the case was removed to federal court, the U.S. District Court for the Eastern District of Louisiana entered partial final judgment dismissing a co-defendant and stayed the case pending an appeal by Orleans to the U.S. Court of Appeals for the Fifth Circuit. On January 23, 2025, the U.S. Court of Appeals for the Fifth Circuit affirmed the U.S. District Court’s judgment, thereby retaining jurisdiction and dismissing a co-defendant on the basis that SLCRMA does not apply to a co-defendant’s pipeline constructed prior to the regulation’s effective date. Considering this ruling and that SNG’s pipelines were constructed prior to the regulation’s effective date, SNG filed a motion for summary judgment seeking to be dismissed on the same basis. Shortly after SNG’s motion for summary judgment was filed and before Orleans filed any opposition thereto, Orleans agreed to a settlement pursuant to which all claims against SNG were dismissed with prejudice.

General

As of December 31, 2025 and 2024, we had liabilities of $176 million and $188 million, respectively, recorded for environmental matters. In addition, as of both December 31, 2025 and 2024, we had receivables of $10 million, recorded for expected cost recoveries that have been deemed probable.

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

Subsequently, the EPA filed a Motion for Remand asking the DC Circuit to remand without vacatur the Plan to the EPA for voluntary reconsideration, explaining that the “EPA has identified specific issues with the Rule that make reconsideration appropriate, including issues raised by Petitioners in this litigation.” On April 14, 2025, the DC Circuit held the case in abeyance pending further order of the court and ordered the parties to file periodic status reports until the EPA completes its review of the Plan. On January 27, 2026, the EPA proposed approving eight state implementation plans to address ozone emissions which were originally disapproved by the EPA. If finalized, those states would be removed from the EPA’s federal Good Neighbor Plan. We expect compliance with these state plans would be less burdensome for us.

18.	Recent Accounting Pronouncements

Accounting Standards Updates

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

ASU No. 2025-09

On November 25, 2025, the FASB issued ASU No. 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” This ASU makes targeted improvements to Topic 815 to better align hedge accounting with the economics of an entity’s risk-management activities. This ASU will be effective for annual periods beginning after December 15, 2026, for interim reporting periods beginning within those annual periods, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s financial statements.

ASU No. 2025-10

On December 4, 2025, the FASB issued ASU No. 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” This ASU establishes guidance on the recognition, measurement, and presentation of government grants received by business entities, an area not previously addressed under US GAAP. This ASU will be effective for annual periods beginning after December 15, 2028, for interim reporting periods beginning within those annual periods, and early adoption is permitted. Management is currently evaluating this ASU as it relates to certain tax credits to determine its impact on the Company’s financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their audit report, which appears herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Rule 10b5-1 Plans

On December 9, 2025, Michael Garthwaite, Vice President (President, Products Pipelines) of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 18,600 shares of KMI common stock. The expiration date for Mr. Garthwaite’s plan is February 16, 2027.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026.

We have a securities trading policy governing the purchase, sale, and other dispositions of KMI securities by directors, officers, employees, and by us. We believe that our securities trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of our securities trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from KMI’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which shall be filed no later than April 30, 2026.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)Documents Filed as Part of the Report

(1) Financial Statements

See Part II, Item 8. “Financial Statements and Supplementary Data—Index to Financial Statements” set forth on Page 66.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

(3)Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of KMI dated May 8, 2015 (filed as Exhibit 3.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (File No. 001-35081)).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K filed May 16, 2023 (File No. 001-35081)).

3.3	Amended and Restated Bylaws of KMI (filed as Exhibit 3.1 to KMI’s Current Report on Form 8-K, filed January 28, 2025 (File No. 001-35081)).

4.1	Form of certificate representing Class P common stock of KMI (filed as Exhibit 4.1 to KMI’s Registration Statement on Form S-1 filed on January 18, 2011 (File No. 333-170773)).

4.2	Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.2 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

4.3	Amendment No. 1 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.3 to KMI’s Current Report on Form 8-K filed on May 30, 2012 (File No. 001-35081)).

4.4	Amendment No. 2 to the Shareholders Agreement among KMI and certain holders of common stock (filed as Exhibit 4.1 to KMI’s Current Report on Form 8-K filed on December 3, 2014 (File No. 001-35081)).

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

4.37
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.100% Senior Notes due 2029 and the 5.950% Senior Notes due 2054 (filed as Exhibit 4.1 to KMI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (File No. 001-35081)).

4.38
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.150% Senior Notes due 2030 and the 5.850% Senior Notes due 2035 (filed as Exhibit 4.1 to KMI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (File No. 001-35081)).

4.39	Certain instruments with respect to long-term debt of KMI and its consolidated subsidiaries which relate to debt that does not exceed 10% of the total assets of KMI and its consolidated subsidiaries are omitted pursuant to Item 601(b) (4) (iii) (A) of Regulation S-K, 17 C.F.R. sec. #229.601. KMI hereby agrees to furnish supplementally to the Securities and Exchange Commission a copy of each such instrument upon request.

4.40
Description of Capital Stock of Kinder Morgan, Inc. Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.39 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2023 (File No. 001-35081)).

4.41
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

10.4	2021 Form of Non-Employee Director Stock Compensation Agreement (filed as Exhibit 10.5 to KMI’s Form 10-Q for the quarter ended September 30, 2021 (File No. 001-35081)).

10.5	KMI Employees Stock Purchase Plan (filed as Exhibit 10.5 to KMI’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (File No. 001-35081)).

10.6	Amended and Restated Annual Incentive Plan of KMI (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed January 26, 2021 (File No. 001-35081)).

10.7
Revolving Credit Agreement, dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.1 to KMI’s Current Report on Form 8-K filed August 25, 2021 (File No. 001-35081)).

10.8
First Amendment dated December 15, 2022 to Revolving Credit Agreement dated August 20, 2021 among KMI, as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto (filed as Exhibit 10.12 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2022 filed February 8, 2023 (File 001-35081)).

10.9	Cross Guarantee Agreement, dated as of November 26, 2014 among KMI and certain of its subsidiaries with schedules updated as of December 31, 2025.

19.1	KMI Securities Trading Policy (filed as Exhibit 19.1 to KMI’s Annual Report on Form 10-K for the year ended December 31, 2024 filed February 13, 2025 (File 001-35081)).

21.1	Subsidiaries of KMI.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

KINDER MORGAN, INC. Registrant

/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer
Date:	February 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID P. MICHELS	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	February 13, 2026
David P. Michels

/s/ KIMBERLY A. DANG	Chief Executive Officer (principal executive officer); Director	February 13, 2026
Kimberly A. Dang

/s/ RICHARD D. KINDER	Executive Chairman	February 13, 2026
Richard D. Kinder

/s/ AMY W. CHRONIS	Director	February 13, 2026
Amy W. Chronis

/s/ TED A. GARDNER	Director	February 13, 2026
Ted A. Gardner

/s/ ANTHONY W. HALL, JR.	Director	February 13, 2026
Anthony W. Hall, Jr.

/s/ STEVEN J. KEAN	Director	February 13, 2026
Steven J. Kean

/s/ MICHAEL C. MORGAN	Director	February 13, 2026
Michael C. Morgan

/s/ ARTHUR C. REICHSTETTER	Director	February 13, 2026
Arthur C. Reichstetter

/s/ C. PARK SHAPER	Director	February 13, 2026
C. Park Shaper

/s/ WILLIAM A. SMITH	Director	February 13, 2026
William A. Smith

/s/ ROBERT F. VAGT	Director	February 13, 2026
Robert F. Vagt