Form 10-Q
period 2026-03-31
KINDER MORGAN, INC.
filed 2026-04-24
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 23, 2026, the registrant had 2,224,825,757 shares of Class P common stock outstanding.

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

Common Industry and Other Terms
/d	=	per day	LNG	=	liquefied natural gas
Bbl	=	barrels	MBbl	=	thousand barrels
BBtu	=	billion British Thermal Units	MMBbl	=	million barrels
Bcf	=	billion cubic feet	MMtons	=	million tons
CERCLA	=	Comprehensive Environmental Response, Compensation and Liability Act	NGL	=	natural gas liquids
			NYMEX	=	New York Mercantile Exchange
CO2	=	carbon dioxide or our CO2 business segment	OTC	=	over-the-counter
DD&A	=	depreciation, depletion and amortization	RIN	=	Renewable Identification Number
EPA	=	U.S. Environmental Protection Agency	RNG	=	Renewable natural gas
FASB	=	Financial Accounting Standards Board	ROU	=	Right-of-Use
GAAP	=	U.S. Generally Accepted Accounting Principles	U.S.	=	United States of America
IT	=	Information Technology	WTI	=	West Texas Intermediate
LLC	=	limited liability company

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

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; repercussions of recent armed conflicts between Israel and Hamas and between the U.S., Israel, and Iran, including commodity price volatility and potential adverse effects on financial and economic conditions; the impact of changes in trade policies and tariffs; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues
Services	$2,525	$2,360
Commodity sales	2,245	1,836
Other	58	45
Total Revenues	4,828	4,241
Operating Costs, Expenses, and Other
Costs of sales (exclusive of items shown separately below)	1,749	1,476
Operations and maintenance	711	711
Depreciation, depletion, and amortization	633	610
General and administrative	184	187
Taxes, other than income taxes	114	112
Other income, net	(7)	—
Total Operating Costs, Expenses, and Other	3,384	3,096
Operating Income	1,444	1,145
Other Income (Expense)
Earnings from equity investments	254	220
Interest, net	(430)	(451)
Other, net	20	15
Total Other Expense	(156)	(216)
Income Before Income Taxes	1,288	929
Income Tax Expense	(287)	(186)
Net Income	1,001	743
Net Income Attributable to Noncontrolling Interests	(25)	(26)
Net Income Attributable to Kinder Morgan, Inc.	$976	$717

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.44	$0.32
Basic and Diluted Weighted Average Shares Outstanding	2,225	2,222
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$1,001	$743
Other comprehensive loss, net of tax
Net unrealized loss from derivative instruments (net of taxes of $56 and $3, respectively)	(199)	(7)
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(6) and $1, respectively)	20	(5)
Benefit plan adjustments (net of taxes of $1 and $—, respectively)	(3)	(2)
Total other comprehensive loss	(182)	(14)
Comprehensive income	819	729
Comprehensive income attributable to noncontrolling interests	(25)	(26)
Comprehensive income attributable to KMI	$794	$703
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$72	$63
Restricted deposits	108	46
Accounts receivable	1,582	1,714
Inventories	593	574
Other current assets	352	357
Total current assets	2,707	2,754
Property, plant, and equipment, net	39,699	39,331
Investments	7,651	7,532
Goodwill	20,084	20,084
Other intangibles, net	1,686	1,730
Deferred charges and other assets	1,245	1,317
Total Assets	$73,072	$72,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,186	$1,226
Accounts payable	1,366	1,408
Accrued interest	339	534
Accrued taxes	198	256
Other current liabilities	1,093	898
Total current liabilities	5,182	4,322
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,719	30,597
Debt fair value adjustments	151	180
Total long-term debt	29,870	30,777
Deferred income taxes	3,120	2,891
Other long-term liabilities and deferred credits	2,317	2,309
Total long-term liabilities and deferred credits	35,307	35,977
Total Liabilities	40,489	40,299
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,224,809,827 and 2,224,777,750 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,296	41,276
Accumulated deficit	(9,859)	(10,181)
Accumulated other comprehensive (loss)/income	(137)	45
Total Kinder Morgan, Inc.’s stockholders’ equity	31,322	31,162
Noncontrolling interests	1,261	1,287
Total Stockholders’ Equity	32,583	32,449
Total Liabilities and Stockholders’ Equity	$73,072	$72,748
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities
Net income	$1,001	$743
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	633	610
Deferred income taxes	281	167
Change in fair value of derivative contracts	86	82
Earnings from equity investments	(254)	(220)
Distributions of equity investment earnings	150	185
Changes in components of working capital
Accounts receivable	131	45
Inventories	(19)	(22)
Other current assets	(56)	24
Accounts payable	(172)	(57)
Accrued interest, net of interest rate swaps	(192)	(206)
Accrued taxes	(58)	(70)
Other current liabilities	27	(24)
Other, net	(67)	(95)
Net Cash Provided by Operating Activities	1,491	1,162

Cash Flows From Investing Activities
Acquisition of assets (Note 2)	—	(648)
Capital expenditures	(804)	(766)
Contributions to investments	(53)	(42)
Distributions from equity investments in excess of cumulative earnings	46	45
Other, net	8	(3)
Net Cash Used in Investing Activities	(803)	(1,414)

Cash Flows From Financing Activities
Issuances of debt	1,937	2,876
Payments of debt	(1,867)	(1,847)
Debt issue costs	(3)	(3)
Dividends	(654)	(642)
Distributions to noncontrolling interests	(37)	(41)
Other, net	7	(10)
Net Cash (Used in) Provided by Financing Activities	(617)	333

Net Increase in Cash, Cash Equivalents, and Restricted Deposits	71	81
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	109	214
Cash, Cash Equivalents, and Restricted Deposits, end of period	$180	$295

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Three Months Ended March 31,
	2026	2025
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$33	$2
Net increase in property, plant, and equipment from both accruals and contractor retainage	133
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	623	657
Cash (refund) paid during the period for income taxes, net	(3)	3
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2025	2,225	$22	$41,276	$(10,181)	$45	$31,162	$1,287	$32,449
Stock awards			20			20		20
Net income				976		976	25	1,001
Dividends				(654)		(654)		(654)
Distributions						—	(37)	(37)
Other						—	(14)	(14)
Other comprehensive loss					(182)	(182)		(182)
Balance at March 31, 2026	2,225	$22	$41,296	$(9,859)	$(137)	$31,322	$1,261	$32,583

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867
Stock awards			13			13		13
Net income				717		717	26	743
Dividends				(642)		(642)		(642)
Distributions						—	(41)	(41)
Other comprehensive loss					(14)	(14)		(14)
Balance at March 31, 2025	2,222	$22	$41,250	$(10,558)	$(109)	$30,605	$1,321	$31,926
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 78,000 miles of pipelines, 136 terminals, over 700 Bcf of working natural gas storage capacity, and RNG generation capacity of approximately 6.9 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels, and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks.

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

In our opinion, all adjustments, which are of a normal and recurring nature, considered necessary for a fair statement of our financial position and operating results for the interim periods have been included in the accompanying consolidated financial statements, and certain amounts from prior periods have been reclassified to conform to the current presentation. Interim results are not necessarily indicative of results for a full year; accordingly, you should read these consolidated financial statements in conjunction with our consolidated financial statements and related notes included in our 2025 Form 10-K.

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

Earnings per Share (EPS)

The following table sets forth net income allocated to common stockholders and EPS, calculated using the two-class method:

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Net Income Available to Stockholders	$976	$717
Less: Net Income Allocated to Participating Securities(a)	(5)	(4)
Net Income Allocated to Common Stockholders	$971	$713

Basic and Diluted Weighted Average Shares Outstanding(b)	2,225	2,222
Basic and Diluted EPS(b)	$0.44	$0.32
(a)Participating securities consist of unvested stock awards issued to employees and non-employee directors. These awards receive dividend equivalents but do not share in net losses or distributions in excess of earnings.
(b)For all periods presented, diluted EPS is equal to basic EPS, as our potential common stock equivalents are antidilutive.

The following potential common stock equivalents are excluded from the determination of diluted EPS:

	Three Months Ended March 31,
	2026	2025
	(In millions on a weighted average basis)
Unvested stock awards	12	13
Convertible trust preferred securities	3	3

2. Acquisitions

As of March 31, 2026, our allocation of purchase price by acquisition is detailed below:

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant, & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Resulting goodwill
			(In millions)
(1)	2/25	Outrigger Energy	$648	$16	$497	$160	$(5)	$(20)	$—

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

Pro Forma Information

Pro forma consolidated income statement information that gives effect to the above acquisition as if it had occurred as of January 1 of the year preceding the transaction is not presented because it would not be materially different from the information presented in our accompanying consolidated statements of income.

Subsequent Event

On April 22, 2026, we announced that we have entered into an agreement to acquire Monument Pipeline, a natural gas pipeline system serving Houston, Texas and the surrounding metropolitan area, for $505 million in cash consideration, subject to customary purchase price adjustments. The acquisition includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers. The transaction is expected to close in the second quarter of 2026.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	March 31, 2026	December 31, 2025
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due August 20, 2027	$—	$—
Commercial paper notes(a)	88	13
Current portion of senior notes
4.15%, due August 2026	375	375
1.75%, due November 2026	500	500
7.50%, due November 2026	200	200
6.70%, due February 2027	7	—
2.25%, due March 2027(b)	578	—
7.00%, due March 2027	300	—
Trust I preferred securities, 4.75%, due March 2028(c)	111	111
Current portion of other debt	27	27
Total current portion of debt	2,186	1,226

Long-term debt (excluding current portion)
Senior notes	29,170	30,065
EPC Building, LLC, promissory note, 3.967%, due 2026 through 2035	263	268
Trust I preferred securities, 4.75%, due March 2028	110	110
Other	176	154
Total long-term debt	29,719	30,597
Total debt(d)	$31,905	$31,823
(a)Weighted average interest rate on borrowings at March 31, 2026 and December 31, 2025 was 3.95% and 3.85%, respectively.
(b)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the March 31, 2026 exchange rate of $1.1553 U.S. dollars per Euro and at the December 31, 2025 exchange rate of $1.1746 U.S. dollars per Euro. As of March 31, 2026 and December 31, 2025, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase of $35 million and $44 million, respectively. As of March 31, 2026, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(c)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(d)Excludes our “Debt fair value adjustments” which, as of March 31, 2026 and December 31, 2025, increased our total debt balances by $151 million and $180 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement.

Credit Facilities and Restrictive Covenants

As of March 31, 2026, we had no borrowings outstanding under our credit facility, $88 million borrowings outstanding under our commercial paper program, and $10 million in letters of credit. Our availability under our credit facility as of March 31, 2026 was approximately $3.4 billion. For the periods ended March 31, 2026 and 2025, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	March 31, 2026		December 31, 2025
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,056	$31,694	$32,003	$31,966
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $217 million as of both March 31, 2026 and December 31, 2025.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both March 31, 2026 and December 31, 2025.

4. Stockholders’ Equity

Class P Common Stock

Dividends

The following table provides information about our per share dividends:

	Three Months Ended March 31,
	2026	2025
Per share cash dividend declared for the period	$0.2975	$0.2925
Per share cash dividend paid in the period	0.2925	0.2875

On April 22, 2026, our board of directors declared a cash dividend of $0.2975 per share for the quarterly period ended March 31, 2026, which is payable on May 15, 2026 to shareholders of record as of the close of business on May 4, 2026.

Accumulated Other Comprehensive Loss

Changes in the components of our “Accumulated other comprehensive loss” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2025	$67	$(22)	$45
Other comprehensive loss before reclassifications	(199)	(3)	(202)
Loss reclassified from accumulated other comprehensive loss	20	—	20
Net current-period change in accumulated other comprehensive loss	(179)	(3)	(182)
Balance as of March 31, 2026	$(112)	$(25)	$(137)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2024	$(33)	$(62)	$(95)
Other comprehensive loss before reclassifications	(7)	(2)	(9)
Gain reclassified from accumulated other comprehensive loss	(5)	—	(5)
Net current-period change in accumulated other comprehensive loss	(12)	(2)	(14)
Balance as of March 31, 2025	$(45)	$(64)	$(109)

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

Energy Commodity Price Risk Management

As of March 31, 2026, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(15.1)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Crude oil basis	(3.5)	MMBbl
Natural gas fixed price	(59.5)	Bcf
Natural gas basis	(131.8)	Bcf
NGL fixed price	(1.7)	MMBbl

As of March 31, 2026, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of March 31, 2026:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$3,750	Fair value hedge	February 2041
(a)The principal amount of hedged senior notes is included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of March 31, 2026:

	Notional amount	Accounting treatment	Maturity
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt which matures in March 2027.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$—	$56	$(110)	$—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	36	(28)	—
Subtotal	—	92	(138)	—
Interest rate contracts
Other current assets/(Other current liabilities)	4	4	(37)	(25)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	27	32	(112)	(111)
Subtotal	31	36	(149)	(136)
Foreign currency contracts
Other current assets/(Other current liabilities)	29	—	—	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	41	—	—
Subtotal	29	41	—	(2)
Total	60	169	(287)	(138)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	45	75	(116)	(74)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	4	4	(13)	(1)
Total	49	79	(129)	(75)
Total derivatives	$109	$248	$(416)	$(213)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2026
Energy commodity derivative contracts(b)	$30	$19	$—	$49	$(40)	$—	$9
Interest rate contracts	—	31	—	31	(7)	—	24
Foreign currency contracts	—	29	—	29	—	—	29
As of December 31, 2025
Energy commodity derivative contracts(b)	$20	$151	$—	$171	$(68)	$—	$103
Interest rate contracts	—	36	—	36	(6)	—	30
Foreign currency contracts	—	41	—	41	—	—	41

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of March 31, 2026
Energy commodity derivative contracts(b)	$(10)	$(257)	$—	$(267)	$40	$52	$(175)
Interest rate contracts	—	(149)	—	(149)	7	—	(142)
As of December 31, 2025
Energy commodity derivative contracts(b)	$(12)	$(63)	$—	$(75)	$68	$(2)	$(9)
Interest rate contracts	—	(136)	—	(136)	6	—	(130)
Foreign currency contracts	—	(2)	—	(2)	—	—	(2)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended March 31,
		2026	2025
		(In millions)
Interest rate contracts	Interest, net	$(17)	$80

Hedged fixed rate debt(a)	Interest, net	$16	$(79)
(a)As of March 31, 2026, the cumulative amount of fair value hedging adjustments resulted in a decrease of $117 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended March 31,			Three Months Ended March 31,
	2026	2025		2026	2025
	(In millions)			(In millions)
Energy commodity derivative contracts	$(246)	$(30)	Revenues—Commodity sales	$(16)	$(16)
			Costs of sales	—	(1)
Foreign currency contracts	(9)	20	Other, net	(10)	23
Total	$(255)	$(10)	Total	$(26)	$6
(a)We expect to reclassify an approximate $70 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of March 31, 2026 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended March 31,
		2026	2025
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(11)	$3
	Costs of sales	(105)	(84)
	Earnings from equity investments	1	(2)
Interest rate contracts	Interest, net	—	(2)
Total(a)		$(115)	$(85)
(a)The amounts for the three months ended March 31, 2026 and 2025 include approximate losses of $31 million and $1 million, respectively, associated with natural gas, crude, and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of March 31, 2026 and December 31, 2025, we had no outstanding letters of credit supporting our commodity price risk management program. As of March 31, 2026 and December 31, 2025, we had cash margins of $94 million and $24 million, respectively, posted with our counterparties by us and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The cash margin balance at March 31, 2026 represents the initial margin requirements of $42 million and variation margin requirements of $52 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of March 31, 2026, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source, and type of revenue for each revenue source:

	Three Months Ended March 31, 2026
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,147	$61	$253	$—	$(1)	$1,460
Fee-based services	330	264	101	14	(2)	707
Total services	1,477	325	354	14	(3)	2,167
Commodity sales
Natural gas sales	1,437	—	—	19	(2)	1,454
Product sales	215	312	18	243	(2)	786
Other sales	16	—	—	29	(1)	44
Total commodity sales	1,668	312	18	291	(5)	2,284
Total revenues from contracts with customers	3,145	637	372	305	(8)	4,451
Other revenues
Leasing services(b)	110	44	193	17	—	364
Derivatives adjustments on commodity sales	12	(1)	—	(38)	—	(27)
Other	29	7	—	4	—	40
Total other revenues	151	50	193	(17)	—	377
Total revenues	$3,296	$687	$565	$288	$(8)	$4,828

	Three Months Ended March 31, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,073	$53	$217	$—	$(1)	$1,342
Fee-based services	301	257	101	10	(1)	668
Total services	1,374	310	318	10	(2)	2,010
Commodity sales
Natural gas sales	980	—	—	16	(2)	994
Product sales	262	301	16	243	(2)	820
Other sales	7	—	—	31	—	38
Total commodity sales	1,249	301	16	290	(4)	1,852
Total revenues from contracts with customers	2,623	611	334	300	(6)	3,862
Other revenues
Leasing services(b)	112	45	184	17	—	358
Derivatives adjustments on commodity sales	(3)	—	—	(10)	—	(13)
Other	22	7	—	5	—	34
Total other revenues	131	52	184	12	—	379
Total revenues	$2,754	$663	$518	$312	$(6)	$4,241
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

Contract Balances

As of March 31, 2026 and December 31, 2025, our contract asset balances were $23 million and $30 million, respectively, and our contract liability balances were $526 million and $459 million, respectively. Of the December 31, 2025 contract asset and liability balances, $14 million was transferred to accounts receivable and $50 million was recognized as revenue during the three months ended March 31, 2026, respectively.

In addition, we had a lease contract liability balance associated with prepaid fixed reservation charges relating to contracts expiring from 2035 to 2040, under a long-term terminal services contract totaling $517 million and $531 million as of March 31, 2026 and December 31, 2025, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue related to unsatisfied performance obligations representing fixed consideration primarily related to commodity sales or service contracts with take-or-pay or minimum volume commitments that we expect to recognize in future periods:

	Remaining 2026	2027	2028 and thereafter
	(In billions)
Estimated revenue as of March 31, 2026	$4	$5	$26
Based on the practical expedient we elected to apply, the amounts presented in the table above exclude remaining performance obligations for variable consideration related to contracts with index-based pricing or variable volume attributes in which such variable consideration is allocated entirely to a wholly unsatisfied performance obligation.

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

Financial information by segment follows:

	Three Months Ended March 31, 2026
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$3,291	$687	$562	$288	$—	$4,828
Intersegment revenues	5	—	3	—	(8)	—
Total revenues	3,296	687	565	288	(8)	4,828
Costs of sales	(1,431)	(281)	(16)	(28)
Labor	(86)	(34)	(69)	(13)
Fuel and power	(26)	(20)	(5)	(25)
Field - non-labor(a)	(199)	(40)	(137)	(57)
Taxes, other than income taxes	(79)	(10)	(12)	(11)
Earnings (loss) from equity investments	225	18	3	8
Other segment items(b)	11	—	—	6
Total Segment EBDA(c)	$1,711	$320	$329	$168		2,528
DD&A						(633)
General and administrative and corporate charges						(177)
Interest, net(d)						(430)
Income tax expense						(287)
Net income						$1,001

Other segment activity information:
DD&A	$297	$84	$131	$114	$7	$633
Capital expenditures	610	38	70	63	23	804

	Three Months Ended March 31, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,750	$663	$516	$312	$—	$4,241
Intersegment revenues	4	—	2	—	(6)	—
Total revenues	2,754	663	518	312	(6)	4,241
Costs of sales	(1,145)	(293)	(15)	(27)
Labor	(80)	(32)	(70)	(12)
Fuel and power	(19)	(21)	(6)	(32)
Field - non-labor(a)	(191)	(48)	(140)	(53)
Taxes, other than income taxes	(72)	(12)	(13)	(13)
Earnings from equity investments	196	16	2	6
Other segment items(b)	10	—	(1)	—
Total Segment EBDA(e)	$1,453	$273	$275	$181		2,182
DD&A						(610)
General and administrative and corporate charges						(192)
Interest, net(d)						(451)
Income tax expense						(186)
Net income						$743

Other segment activity information:
DD&A	$287	$96	$129	$93	$5	$610
Capital expenditures	493	81	76	97	19	766

	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Segment balance sheet information:
As of March 31, 2026
Investments	$7,080	$381	$122	$68	$—	$7,651
Other intangibles, net	884	387	12	403	—	1,686
Total assets(f)	52,934	8,073	7,871	3,500	694	73,072
As of December 31, 2025
Investments	$6,962	$381	$122	$67	$—	$7,532
Other intangibles, net	900	403	13	414	—	1,730
Total assets(f)	52,546	8,044	7,917	3,608	633	72,748
(a)Includes outside services, pipeline integrity maintenance, materials and supplies, and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to allowance for equity funds used during construction.
(c)Includes non-cash risk management activities amounts of $(75) million, $(5) million, $(1) million, and $(21) million for our Natural Gas Pipelines, Products Pipelines, Terminals, and CO2 business segments, respectively.
(d)We do not attribute interest and debt expense to any of our reportable business segments.
(e)Includes non-cash risk management activities amounts of $(80) million, $(1) million, and $(1) million for our Natural Gas Pipelines, Products Pipelines, and CO2 business segments, respectively.

(f)Corporate includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas, and miscellaneous corporate assets (such as IT, telecommunications equipment, and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions, except percentages)
Income tax expense	$287	$186
Effective tax rate	22.3%	20.0%

The effective tax rate for the three months ended March 31, 2026 is higher than the statutory federal rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings LLC, and Products (SE) Pipe Line Company (PPL).

The effective tax rate for the three months ended March 31, 2025 is lower than the statutory federal rate of 21% primarily due to (i) the recognition of investment tax credits generated by a biogas project and (ii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL, partially offset by state income taxes.

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

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a contemporaneous terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG filed suit to enforce the Guarantee after an arbitration tribunal delivered an award which called for the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response, Eni S.p.A. filed counterclaims seeking unspecified damages based on the same substantive allegations that were dismissed with prejudice in previous separate arbitrations. In 2022, the trial court granted Eni S.p.A.’s motion for summary judgment on GLNG’s claims to enforce the Guarantee. The Appellate Division denied GLNG’s appeal. GLNG elected not to pursue further recourse on appeal, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and dismissed Eni S.p.A.’s claims with prejudice on September 15, 2023. The Appellate Division affirmed the entry of summary judgment in GLNG’s favor. On September 16, 2025, the Court of Appeals denied Eni S.p.A.’s motion for leave to appeal, thereby terminating Eni S.p.A.’s recourse in state court against GLNG. On February 23, 2026, the United States Supreme Court denied Eni S.p.A.’s petition for writ of certiorari, thereby concluding this case.

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

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits that are now contested on a class-wide basis. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits. On July 25, 2024, the Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based on its finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V based on its finding that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based on its finding that the claim is moot given the Court’s rulings on Claims IV and V. The Court’s decision on partial summary judgment did not address the extent of potential plan liabilities for past or future benefits or other potential damages or equitable relief. On March 11, 2025, the case was mediated without resolution, after which the parties filed summary judgment motions to address potential remedies for the remaining claims. Plaintiffs seek equitable and other relief including early retirement benefits, monetary damages, or other equitable relief estimated to be in excess of $100 million. We vigorously oppose the form and scope of relief sought by the plaintiffs and believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. On April 22, 2025, the case was referred to a Magistrate Judge to conduct all pretrial proceedings including recommended rulings on plaintiffs’ motion for equitable remedies. On February 10, 2026, the Magistrate Judge issued a Memorandum and Recommendation that plaintiffs’ motion for equitable relief should be granted in part and denied in part. The Memorandum and Recommendation rejected or significantly narrowed a number of plaintiffs’ theories of recovery. The presiding U.S. District Court Judge may adopt, modify, or reject the Memorandum and Recommendation. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over multiple years.

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

Lower Passaic River Study Area of the Diamond Alkali Superfund Site, New Jersey

EPEC Polymers, Inc. and EPEC Oil Company Liquidating Trust (collectively EPEC) are identified as PRPs in an administrative action under CERCLA known as the Lower Passaic River Study Area (Site) concerning the lower 17-mile stretch of the Passaic River in New Jersey. On March 4, 2016, the EPA issued a ROD for the lower eight miles of the Site. At that time the cleanup plan in the ROD was estimated to cost $1.7 billion. The cleanup is expected to take at least six years to complete once it begins. In addition, the EPA and numerous PRPs, including EPEC, engaged in an allocation process for the implementation of the remedy for the lower eight miles of the Site. That process was completed December 28, 2020 and certain PRPs, including EPEC, engaged in discussions with the EPA as a result thereof. On October 4, 2021, the EPA issued a ROD for the upper nine miles of the Site. At that time, the cleanup plan in the ROD was estimated to cost $440 million. No timeline for the cleanup has been established. On December 16, 2022, the United States Department of Justice (DOJ) and the EPA announced a settlement and proposed consent decree with 85 PRPs, including EPEC, to resolve their collective liability at the Site. The total amount of the settlement is $150 million. Also on December 16, 2022, the DOJ on behalf of the EPA filed a Complaint against the 85 PRPs, including EPEC, a Notice of Lodging of Consent Decree, and a Consent Decree in the U.S. District Court for the District of New Jersey in a case captioned USA v. Alden Leeds, et al. On January 17, 2024, the DOJ on behalf of the EPA voluntarily dismissed its Complaint against 3 PRPs, filed an Amended Complaint against 82 PRPs, including EPEC, and a modified Consent Decree in the U.S. District Court. On January 31, 2024, the DOJ on behalf of the EPA filed a Motion to Enter Consent Decree in the U.S. District Court. On January 16, 2025, the U.S. District Court entered the Consent Decree, after which time, the Consent Decree was appealed to the U.S. Court of Appeals for the Third Circuit by two PRPs including Occidental Chemical Corporation (OCC), alleging, inter alia, that the Consent Decree is not procedurally and substantively fair, reasonable, and consistent with the purpose of CERCLA. On February 6, 2026, certain corporate parties who are PRPs and parties to the Consent Decree filed BASF Catalysts LLC, et al. v. Occidental Chemical Corporation (OCC) in U.S. District Court for the District of New Jersey alleging that OCC’s recent attempt to contractually transfer environmental liabilities through a corporate reorganization process violated CERCLA. Plaintiffs seek a declaratory judgment that (1) any purported transfer or allocation of CERCLA liability through the reorganization is precluded by CERCLA, and (2) that the Occidental entity that holds the assets of the former OCC is jointly and severally liable for the former OCC’s CERCLA liabilities. While we are not a party to the most recent lawsuit, the results could potentially impact the amount we and other PRPs ultimately are required to contribute to this CERCLA site.

Louisiana Governmental Coastal Zone Erosion Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed petitions in the state district court for Plaquemines Parish against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated the State and Local Coastal Resources Management Act of 1978, as amended and Louisiana law and caused substantial damage to the coastal waters and nearby lands. Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. In 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana and then stayed. We expect the case will proceed in federal court given the resolution of federal officer jurisdictional issues in separate consolidated cases to which TGP is not a party. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

General

As of March 31, 2026 and December 31, 2025, we had liabilities of $175 million and $176 million, respectively, recorded for environmental matters. In addition, as of both March 31, 2026 and December 31, 2025, we had receivables of $9 million and $10 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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

Subsequently, the EPA filed a Motion for Remand asking the DC Circuit to remand without vacatur the Plan to the EPA for voluntary reconsideration, explaining that the “EPA has identified specific issues with the Rule that make reconsideration appropriate, including issues raised by Petitioners in this litigation.” On April 14, 2025, the DC Circuit held the case in abeyance pending further order of the court and ordered the parties to file periodic status reports until the EPA completes its review of the Plan. On January 27, 2026, the EPA proposed approving eight state implementation plans to address ozone emissions which were originally disapproved by the EPA. If finalized, those states would be removed from the EPA’s federal Good Neighbor Plan and its requirements would not apply to our facilities.

10. Recent Accounting Pronouncements

Accounting Standards Updates (ASU)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General and Basis of Presentation

The following discussion and analysis should be read in conjunction with our accompanying interim consolidated financial statements and related notes included elsewhere in this report, and in conjunction with (i) our consolidated financial statements and related notes in our 2025 Form 10-K; (ii) our management’s discussion and analysis of financial condition, and results of operations included in our 2025 Form 10-K; (iii) “Information Regarding Forward-Looking Statements” at the beginning of this report, and in our 2025 Form 10-K; and (iv) “Risk Factors” in Part I, Item 1A in our 2025 Form 10-K.

Acquisition

Following is a recently announced acquisition.

Event	Description	Business Segment
Monument Pipeline acquisition $505 million (Estimated to close second quarter 2026)
Natural gas pipeline system (Monument Pipeline) serving Houston, Texas and the surrounding metropolitan area which includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers.
Natural Gas Pipelines (Midstream)

2026 Dividends and Discretionary Capital

We expect to declare dividends of $1.19 per share for 2026, a 2% increase from the 2025 declared dividends of $1.17 per share. We expect to invest $3.9 billion in expansion projects, acquisitions, and contributions to joint ventures during 2026.

The expectations for 2026 discussed above involve risks, uncertainties, and assumptions, and are not guarantees of performance. Many of the factors that will determine these expectations are beyond our ability to control or predict, and because of these uncertainties, it is advisable not to put undue reliance on any forward-looking statement.

Results of Operations

Overview

As described in further detail below, our management evaluates our performance primarily using Net income attributable to Kinder Morgan, Inc. and Segment earnings before DD&A expenses (EBDA) (as presented in Note 7 “Reportable Segments”), along with the non-GAAP financial measures of Adjusted Net Income Attributable to Common Stock, in the aggregate and per share, Adjusted Segment EBDA, Adjusted Net Income Attributable to Kinder Morgan, Inc., Adjusted earnings before interest, income taxes, DD&A expenses (EBITDA), and Net Debt.

GAAP Financial Measures

Our Consolidated Earnings Results for the three months ended March 31, 2026 and 2025 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, IT, human resources, and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation, and casualty losses), or (iii) align the timing of cash impacts from natural gas inventory hedges with the future associated physical withdrawals from inventory. (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock,” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the three months ended March 31, 2026 and 2025, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended March 31,
	2026	2025
	(In millions)
Certain Items
Risk management activities(a)(b)	$113	$84
Income tax Certain Items(c)	(26)	(35)
Total Certain Items(d)(e)	$87	$49
(a)Includes changes in fair value of unsettled derivatives, of which gains or losses are reflected within non-GAAP financial measures when realized.
(b)Includes natural gas inventory hedges of which gains or losses are reflected within non-GAAP financial measures when the associated physical gas is withdrawn from inventory.
(c)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(d)2025 amount includes $2 million reported within “Earnings from equity investments” on the accompanying consolidated statement of income of “Risk management activities.”
(e)2025 amount includes $2 million reported within “Interest, net” on the accompanying consolidated statement of income of “Risk management activities.”

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

Adjusted Net Income Attributable to Common Stock and Adjusted EPS

Adjusted Net Income Attributable to Common Stock is calculated by adjusting Net income attributable to Kinder Morgan, Inc., the most comparable GAAP measure, for Certain Items, and further for net income allocated to participating securities and adjusted net income in excess of distributions for participating securities. We believe Adjusted Net Income Attributable to Common Stock allows for calculation of adjusted earnings per share (Adjusted EPS) on the most comparable basis with earnings per share, the most comparable GAAP measure to Adjusted EPS. Adjusted EPS is calculated as Adjusted Net Income Attributable to Common Stock divided by our weighted average shares outstanding. Adjusted EPS applies the same two-class method used in arriving at basic earnings per share. Adjusted EPS is used by us, investors, and other external users of our financial statements as a per-share supplemental measure that provides decision-useful information regarding our period-over-

period performance and ability to generate earnings that are core to our ongoing operations. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock” below.

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

Adjusted EBITDA

Adjusted EBITDA is calculated by adjusting Net income attributable to Kinder Morgan, Inc. for Certain Items and further for DD&A, including the amortization of basis differences related to our joint ventures, income tax expense, and interest. We also include amounts from joint ventures for income taxes and DD&A (see “—Amounts associated with Joint Ventures” below). Adjusted EBITDA is used by management, investors, and other external users, in conjunction with our Net Debt (as described further below), to evaluate our leverage. Management and external users also use Adjusted EBITDA as an important metric to compare the valuations of companies across our industry. Our ratio of Net Debt-to-Adjusted EBITDA is used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the GAAP measure most directly comparable to Adjusted EBITDA is Net income attributable to Kinder Morgan, Inc. See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.

Amounts associated with Joint Ventures

Certain Items and Adjusted EBITDA reflect amounts from unconsolidated joint ventures and consolidated joint ventures utilizing the same recognition and measurement methods used to record “Earnings from equity investments” and “Noncontrolling interests,” respectively. The calculation of Adjusted EBITDA related to our unconsolidated and consolidated joint ventures includes the same adjustments (DD&A, including the amortization of basis differences related to joint ventures only, and income tax expense) with respect to the joint ventures as those included in the calculation of Adjusted EBITDA for our wholly-owned consolidated subsidiaries; further, we remove the portion of these adjustments attributable to non-controlling interests. (See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below.) Although these amounts related to our unconsolidated joint ventures are included in the calculation of Adjusted EBITDA, such inclusion should not be understood to imply that we have control over the operations and resulting revenues, expenses, or cash flows of such unconsolidated joint ventures.

Net Debt

Net Debt is calculated, based on amounts as of March 31, 2026, by subtracting the following amounts from our debt balance of $32,056 million: (i) cash and cash equivalents of $72 million; (ii) debt fair value adjustments of $151 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $35 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors, and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended March 31,
	2026	2025	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$4,828	$4,241	$587	14%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,749)	(1,476)	(273)	(18)%
Operations and maintenance	(711)	(711)	—	—%
DD&A	(633)	(610)	(23)	(4)%
General and administrative	(184)	(187)	3	2%
Taxes, other than income taxes	(114)	(112)	(2)	(2)%
Other income, net	7	—	7	—%
Total Operating Costs, Expenses and Other	(3,384)	(3,096)	(288)	(9)%
Operating Income	1,444	1,145	299	26%
Other Income (Expense)
Earnings from equity investments	254	220	34	15%
Interest, net	(430)	(451)	21	5%
Other, net	20	15	5	33%
Total Other Expense	(156)	(216)	60	28%
Income Before Income Taxes	1,288	929	359	39%
Income Tax Expense	(287)	(186)	(101)	(54)%
Net Income	1,001	743	258	35%
Net Income Attributable to Noncontrolling Interests	(25)	(26)	1	4%
Net Income Attributable to Kinder Morgan, Inc.	$976	$717	$259	36%
Basic and diluted earnings per share	$0.44	$0.32	$0.12	38%
Basic and diluted weighted average shares outstanding	2,225	2,222	3	—%
Declared dividends per share	$0.2975	$0.2925	$0.005	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three-month periods ended March 31, 2026 and 2025:

Revenues

Revenues increased $587 million in 2026 compared to 2025. The increase was primarily due to (i) an increase in natural gas sales of $460 million due to higher commodity prices and volumes; and (ii) an increase in services revenues of $157 million resulting from higher volumes, primarily driven by increased demand for services and expansion projects placed into service, and higher rates partially offset by a decrease in product sales of $34 million driven primarily by lower commodity prices. The increase in sales revenues was partially offset by a corresponding increase in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales increased $273 million in 2026 compared to 2025. The increase was primarily due to (i) an increase of $300 million of costs of sales for natural gas primarily due to higher volumes and commodity prices; and (ii) an increase of $20 million related to derivative contracts used to hedge commodity purchases. The increase was partially offset by a decrease of $69 million of costs of sales for products driven by lower commodity prices.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount. Interest, net decreased $21 million in 2026 compared to 2025. The decrease was primarily due to lower interest rates associated with our fixed-to-variable interest rate swap agreements and lower average short-term debt balances partially offset by higher interest rates and average balances on our long-term debt.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended March 31,
	2026	2025
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$976	$717
Certain Items(a)
Risk management activities	113	84
Income tax Certain Items	(26)	(35)
Total Certain Items	87	49
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$1,063	$766

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$976	$717
Total Certain Items(b)	87	49
Net income allocated to participating securities and other(c)	(6)	(4)
Adjusted Net Income Attributable to Common Stock	$1,057	$762

Adjusted EPS	$0.48	$0.34

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$976	$717
Total Certain Items(b)	87	49
DD&A	633	610
Income tax expense(d)	313	221
Interest, net(e)	430	449
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(f)	91	100
Remove consolidated joint venture partners’ DD&A	(16)	(15)
Unconsolidated joint venture income tax expense(g)	25	26
Adjusted EBITDA	$2,539	$2,157
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Other includes Adjusted net income in excess of distributions for participating securities of $1 million for the 2026 period.
(d)To avoid duplication, adjustments for income tax expense for 2026 and 2025 exclude $(26) million and $(35), respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)To avoid duplication, adjustments for interest, net for 2025 exclude $2 million which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(f)Includes amortization of basis differences related to our joint ventures.
(g)Includes the tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings LLC, and Products (SE) Pipe Line equity investments. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc. and Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$1,063	$766
Adjusted EBITDA	2,539	2,157

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$297
Adjusted EBITDA	$382

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $297 million in 2026 compared to 2025. The increase resulted primarily from favorable earnings in our Natural Gas Pipelines, Terminals, and Products Pipelines business segments, which were also the primary drivers of the increase in Adjusted EBITDA of $382 million.

General and Administrative and Corporate Charges

	Three Months Ended March 31,
	2026	2025
	(In millions)
General and administrative	$(184)	$(187)
Corporate benefit (charges)	7	(5)
General and administrative and corporate charges	$(177)	$(192)

Change from prior period	Earnings increase/(decrease)
General and administrative	$3
Corporate charges	12
Total	$15

General and administrative expenses decreased $3 million, and corporate charges decreased $12 million in 2026 compared to 2025. The combined changes primarily include lower legal, corporate development and pension costs partially offset by higher benefit-related and labor costs.

Segment Earnings Results

Natural Gas Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended March 31,
	2026	2025
	(In millions, except operating statistics)
Revenues	$3,296	$2,754
Costs of sales	(1,431)	(1,145)
Other operating expenses(a)	(390)	(362)
Other income	1	1
Earnings from equity investments	225	196
Other, net	10	9
Segment EBDA	1,711	1,453
Certain Items:
Risk management activities	86	80
Certain Items(b)	86	80
Adjusted Segment EBDA	$1,797	$1,533

Change from prior period	Increase/(Decrease)
Segment EBDA	$258
Adjusted Segment EBDA	$264

Volumetric data(c)
Natural gas transport (BBtu/d)	49,475	45,978
Natural gas sales (BBtu/d)	3,893	2,598
Gathering (BBtu/d)	4,319	3,758
NGL transport (MBbl/d)	44	32
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2026 and 2025 Certain Items of (i) $79 million and $78 million, respectively, are associated with our Midstream business and (ii) $7 million and $2 million, respectively, are associated with our East business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)
	(In millions)
Midstream	$647	$445	$202
East	781	746	35
West	283	262	21
Total Natural Gas Pipelines	$1,711	$1,453	$258

The changes in Natural Gas Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2026 and 2025 are explained by the following discussion:

•The $202 million (45%) increase in Midstream was primarily driven by (i) increased sales margin resulting from higher commodity prices and volumes and increased demand for our services due to colder winter weather on our Texas intrastate systems; (ii) higher volumes on KinderHawk Field Services LLC; and (iii) contributions from the acquired Outrigger Energy assets on our Hiland Midstream assets. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

In addition, Midstream includes decreased revenues offset by decreased costs of sales associated with risk management activities related to non-cash changes in fair value of unsettled derivative contracts and realized gains and losses on settled natural gas inventory hedge contracts, all of which we treated as Certain Items.

•The $35 million (5%) increase in East was primarily driven by increased demand for our services due to colder winter weather and completed expansion projects.

•The $21 million (8%) increase in West resulted primarily from higher capacity sales on multiple assets.

Products Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended March 31,
	2026	2025
	(In millions, except operating statistics)
Revenues	$687	$663
Costs of sales	(281)	(293)
Other operating expenses(a)	(104)	(113)
Earnings from equity investments	18	16
Segment EBDA	320	273
Certain Items:
Risk management activities	5	1
Certain Items(b)	5	1
Adjusted Segment EBDA	$325	$274

Change from prior period	Increase/(Decrease)
Segment EBDA	$47
Adjusted Segment EBDA	$51

Volumetric data(c)
Gasoline(d)	912	933
Diesel fuel	340	336
Jet fuel	293	302
Total refined product volumes	1,545	1,571
Crude and condensate	420	476
Total delivery volumes (MBbl/d)	1,965	2,047
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2026 and 2025 Certain Items of (i) $4 million and $1 million, respectively are associated with our Southeast Refined Products business and (ii) $1 million and none, respectively, are associated with our Crude and Condensate business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share.
(d)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)
	(In millions)
Crude and Condensate	$77	$53	$24
Southeast Refined Products	87	73	14
West Coast Refined Products	156	147	9
Total Products Pipelines	$320	$273	$47

The changes in Products Pipelines Segment EBDA in the comparable three-month periods ended March 31, 2026 and 2025 are explained by the following discussion:

•The $24 million (45%) increase in Crude and Condensate was driven by (i) higher margin from our Crude and Condensate business resulting primarily from increased spreads; (ii) a turnaround in the first quarter of 2025 at our KM Condensate Processing facility; and (iii) on our Bakken Crude assets, higher gathering rates and retroactive rate increases partially offset by decreases related to the conversion of the Double H pipeline to NGL service.

•The $14 million (19%) increase in Southeast Refined Products was primarily the result of higher commodity prices at our Transmix processing operations.

Terminals (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended March 31,
	2026	2025
	(In millions, except operating statistics)
Revenues	$565	$518
Costs of sales	(16)	(15)
Other operating expenses(a)	(223)	(229)
Other expense	—	(1)
Earnings from equity investments	3	2
Segment EBDA	$329	$275
Certain Items:
Risk management activities	1	—
Certain Items(b)	1	—
Adjusted Segment EBDA	$330	$275

Change from prior period	Increase/(Decrease)
Segment EBDA	$54
Adjusted Segment EBDA	55

Volumetric data(c)
Liquids leasable capacity (MMBbl)	78.7	78.8
Liquids utilization %(d)	93.5%	94.3%
Bulk transload tonnage (MMtons)	12.1	12.2
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.

(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. 2026 Certain Items of $1 million are associated with our Liquids business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Volumes for facilities divested, idled and/or held for sale are excluded for all periods presented.
(d)The ratio of our tankage capacity in service to liquids leasable capacity.

Below are the changes in Terminals Segment EBDA:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)
	(In millions)
Liquids	$201	$158	$43
Bulk	64	57	7
Jones Act tankers	64	60	4
Total Terminals	$329	$275	$54

The changes in Terminals Segment EBDA in the comparable three-month periods ended March 31, 2026 and 2025 are explained by the following discussion:

•The $43 million (27%) increase in Liquids was driven by (i) the recognition of payments to be received in connection with the early termination of certain storage agreements in 2026 related to and partially offset by the effects of a customer’s closure of its Houston refinery in 2025; (ii) contributions from expansion projects; and (iii) higher rates and ancillary fees at our Houston Ship Channel facilities.

•The $7 million (12%) increase in Bulk was primarily the result of higher petroleum coke volumes.

CO2 (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended March 31,
	2026	2025
	(In millions, except operating statistics)
Revenues	$288	$312
Costs of sales	(28)	(27)
Other operating expenses(a)	(106)	(110)
Other income	6	—
Earnings from equity investments	8	6
Segment EBDA	168	181
Certain Items:
Risk management activities	21	1
Certain Items(b)	21	1
Adjusted Segment EBDA	$189	$182

Change from prior period	Increase/(Decrease)
Segment EBDA	$(13)
Adjusted Segment EBDA	$7

Volumetric data
SACROC oil production	20.24	19.26
Yates oil production	5.66	5.94
Other	1.05	1.10
Total oil production, net (MBbl/d)(c)	26.95	26.30
NGL sales volumes, net (MBbl/d)(c)	9.73	9.28
CO2 sales volumes, net (Bcf/d)	0.313	0.310
RNG sales volumes (BBtu/d)	13	8
Realized weighted average oil price ($ per Bbl)	$65.42	$68.38
Realized weighted average NGL price ($ per Bbl)	$30.02	$35.36
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2026 and 2025 Certain Items are associated with our Oil and Gas Producing activities. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended March 31,
	2026	2025	Increase/ (Decrease)
	(In millions)
Oil and Gas Producing activities	$93	$117	$(24)
Source and Transportation activities	50	47	3
Subtotal	143	164	(21)
Energy Transition Ventures	25	17	8
Total CO2	$168	$181	$(13)

The changes in CO2 Segment EBDA in the comparable three-month periods ended March 31, 2026 and 2025 are explained by the following discussion:

•The $24 million (21%) decrease in Oil and Gas Producing activities was driven by non-cash mark-to-market sales derivative hedge contracts, which decreased revenues, and which we treated as a Certain Item.

In addition, Oil and Gas Producing activities includes the effects of lower power costs offset by lower realized crude oil prices.

•The $8 million (47%) increase in Energy Transition Ventures includes greater RIN production partially offset by 2025 sales of RINs produced in 2024.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price exposure in the near-term and to a lesser extent over the following few years. Below is a summary of our CO2 business segment hedges outstanding as of March 31, 2026:

	Remaining 2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$64.54	$63.63	$65.37
Volume (MBbl/d)	23.15	17.30	6.50
NGLs
Price ($ per Bbl)	$42.61	$45.80
Volume (MBbl/d)	3.97	0.25
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of March 31, 2026, we had $72 million of “Cash and cash equivalents,” an increase of $9 million from December 31, 2025. Additionally, as of March 31, 2026, we had borrowing capacity of approximately $3.4 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position, and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $1,491 million and $1,162 million in the first three months of 2026 and 2025, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt, as detailed below:

	March 31, 2026	December 31, 2025
	(In millions)
Variable rate debt(a)	$88	$13
Notional principal amount of fixed-to-variable interest rate swap agreements	3,750	3,500
Debt balances subject to variable interest rates	$3,838	$3,513
(a)Reflects outstanding commercial paper notes.

In March 2026, Moody’s Investor Services upgraded our long-term debt rating from Baa2 with a positive outlook to Baa1 with a stable outlook.

Short-term Liquidity

As of March 31, 2026, our principal sources of short-term liquidity are (i) cash from operations and (ii) our $3.5 billion credit facility, with an available capacity of approximately $3.4 billion, and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of March 31, 2026, our $2,186 million of short-term debt consisted primarily of commercial paper borrowings and senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt as of December 31, 2025 was $1,226 million.

We had working capital (defined as current assets less current liabilities) deficits of $2,475 million and $1,568 million as of March 31, 2026 and December 31, 2025, respectively. The overall $907 million unfavorable change from year-end 2025 was primarily due to (i) an $885 million increase in senior notes that mature in the next twelve months; (ii) a $162 million increase in the fair value of our derivative contracts liabilities; and (iii) a $90 million net unfavorable change in our accounts receivables and payables, partially offset by a $195 million decrease in accrued interest. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the three months ended March 31, 2026, and the amount we expect to spend for the remainder of 2026 to sustain our assets and expand our business are as follows:

	Three Months Ended March 31, 2026	2026 Remaining	Expected 2026
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$126	$818	$944
Expansion capital expenditures	805	2,170	2,975
Accrued capital expenditures, contractor retainage, and other	(127)	—	—
Capital expenditures	$804	$2,988	$3,919
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$37	$140	$177
Investments in unconsolidated joint ventures(b)	90	286	376
Less: Consolidated joint venture partners’ sustaining capital expenditures	(1)	(8)	(9)
Less: Consolidated joint venture partners’ expansion capital expenditures	(3)	(3)	(6)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Acquisition(c)	—	505	505
Accrued capital expenditures, contractor retainage, and other	127	—	—
Total capital investments	$1,037	$3,908	$4,945
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.
(c)Includes recently announced agreement to acquire Monument Pipeline.

Our capital investments consist of the following:

	Three Months Ended March 31, 2026	2026 Remaining	Expected 2026
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant, and equipment	$126	$818	$944
Sustaining capital expenditures of unconsolidated joint ventures(a)	37	140	177
Less: Consolidated joint venture partners’ sustaining capital expenditures	(1)	(8)	(9)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Total sustaining capital investments	145	950	1,095
Expansion capital investments
Capital expenditures for property, plant, and equipment	805	2,170	2,975
Investments in unconsolidated joint ventures(b)	90	286	376
Less: Consolidated joint venture partners’ expansion capital expenditures	(3)	(3)	(6)
Acquisition(c)	—	505	505
Total expansion capital investments	892	2,958	3,850
Total capital investments	$1,037	$3,908	$4,945
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.
(c)Includes recently announced agreement to acquire Monument Pipeline.

Off Balance Sheet Arrangements

There have been no material changes in our obligations with respect to other entities that are not consolidated in our financial statements that would affect the disclosures presented as of December 31, 2025 in our 2025 Form 10-K.

Commitments for the purchase of property, plant, and equipment as of March 31, 2026 and December 31, 2025 were $1,879 million and $2,020 million, respectively, decreasing $141 million primarily related to projects advancing in our Natural Gas Pipelines business segment.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing, and financing activities between 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$1,491	$1,162	$329
Investing activities	(803)	(1,414)	611
Financing activities	(617)	333	(950)
Net Increase in Cash, Cash Equivalents, and Restricted Deposits	$71	$81	$(10)

Operating Activities

Net cash provided by operating activities was higher for the comparable three-month periods ended March 31, 2026 and 2025 driven by greater contributions primarily from our Natural Gas Pipelines business segment.

Investing Activities

$611 million less cash used in investing activities in the comparable three-month periods ended March 31, 2026 and 2025 primarily due to the $648 million in cash used for the Outrigger Energy acquisition in the 2025 period.

Financing Activities

$950 million more cash used in financing activities in the comparable three-month periods ended March 31, 2026 and 2025 primarily due to debt raised for our Outrigger Energy acquisition in the 2025 period.

Dividends

We expect to declare dividends of $1.19 per share on our stock for 2026. The table below reflects our 2026 dividend declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2026	$0.2975	April 22, 2026	May 4, 2026	May 15, 2026

The actual amount of dividends to be paid on our capital stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, business prospects, capital requirements, legal, regulatory and contractual constraints, tax laws, Delaware laws, and other factors. See Item 1A. “Risk Factors—Risks Related to Ownership of Our Capital Stock—The guidance we provide for our anticipated dividends is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business.” of our 2025 Form 10-K. All of these matters will be taken into consideration by our board of directors when declaring dividends.

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X. Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2026.”

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

Excluding fair value adjustments, as of March 31, 2026 and December 31, 2025, the Obligated Group had $31,219 million and $31,153 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	March 31, 2026	December 31, 2025
	(In millions)
Current assets	$2,411	$2,460
Current assets - affiliates	768	779
Noncurrent assets	64,894	64,470
Noncurrent assets - affiliates	778	782
Total Assets	$68,851	$68,491

Current liabilities	$4,861	$4,015
Current liabilities - affiliates	788	766
Noncurrent liabilities	34,926	35,589
Noncurrent liabilities - affiliates	1,865	1,807
Total Liabilities	42,440	42,177
Kinder Morgan, Inc.’s stockholders’ equity	26,411	26,314
Total Liabilities and Stockholders’ Equity	$68,851	$68,491

Summarized Combined Income Statement Information	Three Months Ended March 31, 2026
(In millions)
Revenues	$4,486
Operating income	1,299
Net income	851

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk exposures that would affect the quantitative and qualitative disclosures presented as of December 31, 2025, in Part II, Item 7A in our 2025 Form 10-K. For more information on our risk management activities, refer to Item 1, Note 5 “Risk Management” to our consolidated financial statements.

Item 4.  Controls and Procedures.

As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

See Part I, Item 1, Note 9 to our consolidated financial statements entitled “Litigation and Environmental” which is incorporated in this item by reference.

Item 1A. Risk Factors.

There have been no material changes in the risk factors disclosed in Part I, Item 1A in our 2025 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

We do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended March 31, 2026.

Item 5.  Other Information.

During the quarter ending March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of March 31, 2026.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	April 24, 2026	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)