Form 10-Q
period 2026-06-30
KINDER MORGAN, INC.
filed 2026-07-24
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 23, 2026, the registrant had 2,226,802,089 shares of Class P common stock outstanding.

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

Information Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “intend,” “plan,” “projection,” “forecast,” “strategy,” “outlook,” “continue,” “estimate,” “expect,” “may,” “will,” “shall,” or the negative of those terms or other variations of them or comparable terminology. In particular, expressed or implied statements concerning future actions, conditions or events, future operating results or the ability to generate revenues, income or cash flow, service debt or pay dividends, are forward-looking statements. Forward-looking statements in this report include, among others, express or implied statements pertaining to: long-term demand for our assets and services, our business strategy, expected financial results, dividends, sustaining and discretionary/expansion capital expenditures, our cash requirements and our financing and capital allocation strategy, anticipated impacts of litigation and legal or regulatory developments, and our capital projects, including the regulatory environment for projects and expected costs, completion timing and benefits of those projects.

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; repercussions of recent armed conflicts in the Middle East, including commodity price volatility and potential adverse effects on financial and economic conditions; our ability to obtain required permits and approvals for pending expansion projects when expected; the impact of changes in trade policies and tariffs; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” and Part I, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Services	$2,456	$2,326	$4,981	$4,686
Commodity sales	1,978	1,668	4,223	3,504
Other	43	48	101	93
Total Revenues	4,477	4,042	9,305	8,283
Operating Costs, Expenses, and Other
Costs of sales (exclusive of items shown separately below)	1,405	1,211	3,154	2,687
Operations and maintenance	806	773	1,517	1,484
Depreciation, depletion, and amortization	620	616	1,253	1,226
General and administrative	192	188	376	375
Taxes, other than income taxes	120	111	234	223
Other income, net	(12)	(9)	(19)	(9)
Total Operating Costs, Expenses, and Other	3,131	2,890	6,515	5,986
Operating Income	1,346	1,152	2,790	2,297
Other Income (Expense)
Earnings from equity investments	225	206	479	426
Interest, net	(425)	(452)	(855)	(903)
Other, net	20	13	40	28
Total Other Expense	(180)	(233)	(336)	(449)
Income Before Income Taxes	1,166	919	2,454	1,848
Income Tax Expense	(272)	(177)	(559)	(363)
Net Income	894	742	1,895	1,485
Net Income Attributable to Noncontrolling Interests	(27)	(27)	(52)	(53)
Net Income Attributable to Kinder Morgan, Inc.	$867	$715	$1,843	$1,432

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.39	$0.32	$0.82	$0.64
Basic and Diluted Weighted Average Shares Outstanding	2,225	2,222	2,225	2,222
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$894	$742	$1,895	$1,485
Other comprehensive income (loss), net of tax
Net unrealized gain (loss) from derivative instruments (net of taxes of $(10), $(40), $46, and $(37), respectively)	39	130	(160)	123
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(15), $15, $(21), and $16, respectively)	51	(44)	71	(49)
Benefit plan adjustments (net of taxes of $1, $1, $2, and $1, respectively)	(3)	(1)	(6)	(3)
Total other comprehensive income (loss)	87	85	(95)	71
Comprehensive income	981	827	1,800	1,556
Comprehensive income attributable to noncontrolling interests	(27)	(27)	(52)	(53)
Comprehensive income attributable to KMI	$954	$800	$1,748	$1,503
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$89	$63
Restricted deposits	30	46
Accounts receivable	1,563	1,714
Inventories	565	574
Other current assets	341	357
Total current assets	2,588	2,754
Property, plant, and equipment, net	40,522	39,331
Investments	7,705	7,532
Goodwill	20,084	20,084
Other intangibles, net	1,872	1,730
Deferred charges and other assets	1,291	1,317
Total Assets	$74,062	$72,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$2,443	$1,226
Accounts payable	1,567	1,408
Accrued interest	514	534
Accrued taxes	216	256
Other current liabilities	907	898
Total current liabilities	5,647	4,322
Long-term liabilities and deferred credits
Long-term debt
Outstanding	29,701	30,597
Debt fair value adjustments	104	180
Total long-term debt	29,805	30,777
Deferred income taxes	3,439	2,891
Other long-term liabilities and deferred credits	2,292	2,309
Total long-term liabilities and deferred credits	35,536	35,977
Total Liabilities	41,183	40,299
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,224,819,927 and 2,224,777,750 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,316	41,276
Accumulated deficit	(9,657)	(10,181)
Accumulated other comprehensive (loss)/income	(50)	45
Total Kinder Morgan, Inc.’s stockholders’ equity	31,631	31,162
Noncontrolling interests	1,248	1,287
Total Stockholders’ Equity	32,879	32,449
Total Liabilities and Stockholders’ Equity	$74,062	$72,748
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$1,895	$1,485
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	1,253	1,226
Deferred income taxes	576	327
Change in fair value of derivative contracts	13	(11)
Earnings from equity investments	(479)	(426)
Distributions of equity investment earnings	363	397
Changes in components of working capital
Accounts receivable	157	67
Inventories	12	(2)
Other current assets	(34)	14
Accounts payable	(85)	(53)
Accrued interest, net of interest rate swaps	(18)	(18)
Accrued taxes	(40)	(60)
Other current liabilities	2	(30)
Other, net	(164)	(105)
Net Cash Provided by Operating Activities	3,451	2,811

Cash Flows From Investing Activities
Acquisition of assets, net of cash acquired (Note 2)	(503)	(648)
Capital expenditures	(1,786)	(1,413)
Contributions to investments	(142)	(69)
Distributions from equity investments in excess of cumulative earnings	96	92
Other, net	(20)	(1)
Net Cash Used in Investing Activities	(2,355)	(2,039)

Cash Flows From Financing Activities
Issuances of debt	4,026	6,523
Payments of debt	(3,715)	(5,910)
Debt issue costs	(10)	(16)
Dividends	(1,319)	(1,296)
Distributions to noncontrolling interests	(77)	(78)
Other, net	9	(12)
Net Cash Used in Financing Activities	(1,086)	(789)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Deposits	10	(17)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	109	214
Cash, Cash Equivalents, and Restricted Deposits, end of period	$119	$197

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Six Months Ended June 30,
	2026	2025
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$45	$11
Net increase in property, plant, and equipment from both accruals and contractor retainage	242
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	879	926
Cash (refund) paid during the period for income taxes, net	(11)	38
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2026	2,225	$22	$41,296	$(9,859)	$(137)	$31,322	$1,261	$32,583
Stock awards			20			20		20
Net income				867		867	27	894
Dividends				(665)		(665)		(665)
Distributions						—	(40)	(40)
Other comprehensive income					87	87		87
Balance at June 30, 2026	2,225	$22	$41,316	$(9,657)	$(50)	$31,631	$1,248	$32,879

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at March 31, 2025	2,222	$22	$41,250	$(10,558)	$(109)	$30,605	$1,321	$31,926
Stock awards			19			19		19
Net income				715		715	27	742
Dividends				(654)		(654)		(654)
Distributions						—	(37)	(37)
Other comprehensive income					85	85		85
Balance at June 30, 2025	2,222	$22	$41,269	$(10,497)	$(24)	$30,770	$1,311	$32,081

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2025	2,225	$22	$41,276	$(10,181)	$45	$31,162	$1,287	$32,449
Stock awards			40			40		40
Net income				1,843		1,843	52	1,895
Dividends				(1,319)		(1,319)		(1,319)
Distributions						—	(77)	(77)
Other						—	(14)	(14)
Other comprehensive loss					(95)	(95)		(95)
Balance at June 30, 2026	2,225	$22	$41,316	$(9,657)	$(50)	$31,631	$1,248	$32,879

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867
Stock awards			32			32		32
Net income				1,432		1,432	53	1,485
Dividends				(1,296)		(1,296)		(1,296)
Distributions						—	(78)	(78)
Other comprehensive income					71	71		71
Balance at June 30, 2025	2,222	$22	$41,269	$(10,497)	$(24)	$30,770	$1,311	$32,081
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

Goodwill

In addition to periodically evaluating long-lived assets and goodwill for impairment based on changes in market conditions, we evaluate goodwill for impairment on May 31 of each year. For our May 31, 2026 evaluation, we grouped our businesses into seven reporting units as follows: (i) Natural Gas Pipelines Regulated; (ii) Natural Gas Pipelines Non-Regulated; (iii) CO2; (iv) Products Pipelines (excluding associated terminals); (v) Products Pipelines Terminals (evaluated separately from Products Pipelines for goodwill purposes); (vi) Terminals; and (vii) Energy Transition Ventures.

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates, which include assumptions primarily involving management’s judgments and estimates. For all reporting units other than the Energy Transition Ventures reporting unit within our CO2 business segment, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses (EBITDA), and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For the Energy Transition Ventures reporting unit, which had a goodwill balance of $114 million as of June 30, 2026, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values, and discount rates.

The results of our May 31, 2026 annual impairment test indicated that for each of our reporting units, the reporting unit’s fair value exceeded the carrying value (by at least 10%). We did not identify any triggers requiring further impairment analysis subsequent to our annual goodwill impairment test. Changes to any one or a combination of the factors described above would result in a change to the reporting unit fair values, which could lead to future impairment charges. Such potential non-cash impairments could have a significant effect on our results of operations.

Earnings per Share (EPS)

The following table sets forth net income allocated to common stockholders and EPS, calculated using the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net Income Available to Stockholders	$867	$715	$1,843	$1,432
Less: Net Income Allocated to Participating Securities(a)	(4)	(4)	(10)	(8)
Net Income Allocated to Common Stockholders	$863	$711	$1,833	$1,424

Basic and Diluted Weighted Average Shares Outstanding	2,225	2,222	2,225	2,222
Basic and Diluted EPS	$0.39	$0.32	$0.82	$0.64
(a)Participating securities consist of unvested stock awards issued to employees and non-employee directors. These awards receive dividend equivalents but do not share in net losses or distributions in excess of earnings.

Our potential common stock equivalents, consisting of outstanding unvested stock awards and convertible trust preferred securities, were excluded from the diluted EPS calculation for all periods presented above, as their inclusion would have been antidilutive.

2. Acquisitions

As of June 30, 2026, our allocations of purchase price by acquisition are detailed below:

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant, & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Resulting goodwill
			(In millions)
(1)	5/26	Monument Pipeline	$503	$10	$264	$236	$(7)	$—	$—
(2)	2/25	Outrigger Energy	648	16	497	160	(5)	(20)	—

(1) Monument Pipeline System Acquisition

On May 1, 2026, we completed the acquisition of the Monument Pipeline natural gas pipeline system serving Houston, Texas and the surrounding metropolitan area from ARM Energy Holdings, for a purchase price of $503 million, including purchase price adjustments for working capital. Other long-term assets within the preliminary purchase price allocation consists of customer relationships intangibles with a weighted average amortization period of approximately 14 years. The acquisition includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers. The acquired assets are included in our Natural Gas Pipelines business segment.

(2) Outrigger Energy Acquisition

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

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	June 30, 2026	December 31, 2025
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due May 21, 2031	$—	$—
Commercial paper notes(a)	338	13
Current portion of senior notes
4.15%, due August 2026	375	375
1.75%, due November 2026	500	500
7.50%, due November 2026	200	200
6.70%, due February 2027	7	—
2.25%, due March 2027(b)	571	—
7.00%, due March 2027	300	—
Trust I preferred securities, 4.75%, due March 2028(c)	111	111
Current portion of other debt	41	27
Total current portion of debt	2,443	1,226

Long-term debt (excluding current portion)
Senior notes	29,171	30,065
EPC Building, LLC, promissory note, 3.967%, due 2026 through 2035	257	268
Trust I preferred securities, 4.75%, due March 2028	109	110
Other	164	154
Total long-term debt	29,701	30,597
Total debt(d)	$32,144	$31,823
(a)Weighted average interest rate on borrowings at June 30, 2026 and December 31, 2025 was 3.92% and 3.85%, respectively.
(b)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the June 30, 2026 exchange rate of $1.1422 U.S. dollars per Euro and at the December 31, 2025 exchange rate of $1.1746 U.S. dollars per Euro. As of June 30, 2026 and December 31, 2025, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase of $28 million and $44 million, respectively. As of June 30, 2026, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(c)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(d)Excludes our “Debt fair value adjustments” which, as of June 30, 2026 and December 31, 2025, increased our total debt balances by $104 million and $180 million, respectively.

We and substantially all of our wholly owned domestic subsidiaries are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. In addition, substantially all of our wholly owned domestic subsidiaries guarantee our obligations under our credit facility pursuant to a guarantee agreement executed in connection with our credit facility.

Credit Facilities and Restrictive Covenants

On May 21, 2026, we, as borrower, entered into an Amended and Restated Revolving Credit Agreement (the “Amended Credit Facility”) with Barclays Bank PLC, as administrative agent (“Barclays”), and the lenders listed on the signature pages to such Amended Credit Facility, which amended and restated the Company’s $3.5 billion Revolving Credit Agreement dated August 20, 2021 (as previously amended, the “Existing Credit Facility”).

The Amended Credit Facility amended certain provisions of the Existing Credit Facility to, among other things, (i) extend the stated maturity date from August 20, 2026 to May 21, 2031, and (ii) increase the amount of the facility available for swingline loans from $50 million to $400 million. Substantially all of our wholly owned domestic subsidiaries guarantee our obligations under the Amended Credit Facility pursuant to a guaranty agreement.

Depending on the type of loan request, our borrowings under our Amended Credit Facility bear interest at either (i) the greatest of (1) the Federal Funds Rate plus 0.5%; (2) the Prime Rate; or (3) the Term SOFR for a one-month period plus 1% or (ii) Term SOFR or (iii) Daily Simple SOFR, plus, in each case, an applicable margin ranging from 0.000% to 1.500% per annum based on our credit rating. Standby fees for the unused portion of the credit facility will be calculated at a rate ranging from 0.075% to 0.200%.

The Amended Credit Facility contains financial and various other covenants that apply to us and our subsidiaries and are common in such agreements, including a maximum ratio of Consolidated Net Indebtedness to Consolidated EBITDA (as defined in the Amended Credit Facility, as amended) of 5.50 to 1.00, for any four-fiscal-quarter period. Other negative covenants include restrictions on our and certain of our subsidiaries’ ability to incur debt, grant liens, make fundamental changes, or engage in certain transactions with affiliates, or in the case of certain material subsidiaries, permit restrictions on dividends, distributions, or making or prepayments of loans to us or any guarantor. The Amended Credit Facility also restricts our ability to make certain restricted payments if an event of default (as defined in the Amended Credit Facility) has occurred and is continuing or would occur and be continuing.

As of June 30, 2026, we had no borrowings outstanding under our credit facility, $338 million borrowings outstanding under our commercial paper program, and $10 million in letters of credit. Our availability under our credit facility as of June 30, 2026 was approximately $3.2 billion. For the periods ended June 30, 2026 and 2025, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	June 30, 2026		December 31, 2025
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$32,248	$31,978	$32,003	$31,966
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $217 million as of both June 30, 2026 and December 31, 2025.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both June 30, 2026 and December 31, 2025.

4. Stockholders’ Equity

Class P Common Stock

Dividends

The following table provides information about our per share dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Per share cash dividend declared for the period	$0.2975	$0.2925	$0.595	$0.585
Per share cash dividend paid in the period	0.2975	0.2925	0.590	0.580

On July 22, 2026, our board of directors declared a cash dividend of $0.2975 per share for the quarterly period ended June 30, 2026, which is payable on August 17, 2026 to shareholders of record as of the close of business on August 3, 2026.

Accumulated Other Comprehensive Income (Loss)

Changes in the components of our “Accumulated other comprehensive income (loss)” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive income (loss)
	(In millions)
Balance as of December 31, 2025	$67	$(22)	$45
Other comprehensive loss before reclassifications	(160)	(6)	(166)
Loss reclassified from accumulated other comprehensive loss	71	—	71
Net current-period change in accumulated other comprehensive loss	(89)	(6)	(95)
Balance as of June 30, 2026	$(22)	$(28)	$(50)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2024	$(33)	$(62)	$(95)
Other comprehensive gain (loss) before reclassifications	123	(3)	120
Gain reclassified from accumulated other comprehensive loss	(49)	—	(49)
Net current-period change in accumulated other comprehensive loss	74	(3)	71
Balance as of June 30, 2025	$41	$(65)	$(24)

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

Energy Commodity Price Risk Management

As of June 30, 2026, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(15.0)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Crude oil basis	(2.6)	MMBbl
Natural gas fixed price	(48.1)	Bcf
Natural gas basis	(134.7)	Bcf
NGL fixed price	(1.5)	MMBbl

As of June 30, 2026, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of June 30, 2026:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$4,250	Fair value hedge	February 2041
(a)The principal amount of hedged senior notes is included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of June 30, 2026:

	Notional amount	Accounting treatment	Maturity
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt which matures in March 2027.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$3	$56	$(30)	$—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	12	36	(9)	—
Subtotal	15	92	(39)	—
Interest rate contracts
Other current assets/(Other current liabilities)	2	4	(32)	(25)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	22	32	(145)	(111)
Subtotal	24	36	(177)	(136)
Foreign currency contracts
Other current assets/(Other current liabilities)	25	—	—	(2)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	41	—	—
Subtotal	25	41	—	(2)
Total	64	169	(216)	(138)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	57	75	(33)	(74)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	3	4	(35)	(1)
Total	60	79	(68)	(75)
Total derivatives	$124	$248	$(284)	$(213)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2026
Energy commodity derivative contracts(b)	$35	$40	$—	$75	$(66)	$—	$9
Interest rate contracts	—	24	—	24	(5)	—	19
Foreign currency contracts	—	25	—	25	—	—	25
As of December 31, 2025
Energy commodity derivative contracts(b)	$20	$151	$—	$171	$(68)	$—	$103
Interest rate contracts	—	36	—	36	(6)	—	30
Foreign currency contracts	—	41	—	41	—	—	41

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of June 30, 2026
Energy commodity derivative contracts(b)	$(4)	$(103)	$—	$(107)	$66	$9	$(32)
Interest rate contracts	—	(177)	—	(177)	5	—	(172)
As of December 31, 2025
Energy commodity derivative contracts(b)	$(12)	$(63)	$—	$(75)	$68	$(2)	$(9)
Interest rate contracts	—	(136)	—	(136)	6	—	(130)
Foreign currency contracts	—	(2)	—	(2)	—	—	(2)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(In millions)
Interest rate contracts	Interest, net	$(34)	$41	$(51)	$121

Hedged fixed rate debt(a)	Interest, net	$35	$(41)	$51	$(120)
(a)As of June 30, 2026, the cumulative amount of fair value hedging adjustments resulted in a decrease of $152 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended June 30,			Three Months Ended June 30,
	2026	2025		2026	2025
	(In millions)			(In millions)
Energy commodity derivative contracts	$53	$120	Revenues—Commodity sales	$(60)	$10
Foreign currency contracts	(4)	50	Other, net	(6)	49
Total	$49	$170	Total	$(66)	$59

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Six Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025
	(In millions)			(In millions)
Energy commodity derivative contracts	$(193)	$90	Revenues—Commodity sales	$(76)	$(6)
			Costs of sales	—	(1)
Foreign currency contracts	(13)	70	Other, net	(16)	72
Total	$(206)	$160	Total	$(92)	$65
(a)We expect to reclassify an approximate $6 million gain associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of June 30, 2026 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$34	$13	$23	$16
	Costs of sales	(19)	63	(124)	(20)
	Earnings from equity investments	—	2	1	—
Interest rate contracts	Interest, net	—	—	—	(2)
Total(a)		$15	$78	$(100)	$(6)
(a)The amounts for the three and six months ended June 30, 2026 include approximate losses of $58 million and $89 million, respectively, and the amounts for the three and six months ended June 30, 2025 include approximate losses of $15 million and $16 million, respectively, associated with natural gas, crude, and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of June 30, 2026 and December 31, 2025, we had no outstanding letters of credit supporting our commodity price risk management program. As of June 30, 2026 and December 31, 2025, we had cash margins of $20 million and $24 million, respectively, posted with our counterparties by us and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The cash margin balance at June 30, 2026 represents the initial margin requirements of $12 million and variation margin requirements of $8 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of June 30, 2026, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source, and type of revenue for each revenue source:

	Three Months Ended June 30, 2026
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,078	$63	$224	$1	$(1)	$1,365
Fee-based services	343	272	108	11	(2)	732
Total services	1,421	335	332	12	(3)	2,097
Commodity sales
Natural gas sales	799	—	—	8	(1)	806
Product sales	287	517	28	336	(6)	1,162
Other sales	1	—	—	31	1	33
Total commodity sales	1,087	517	28	375	(6)	2,001
Total revenues from contracts with customers	2,508	852	360	387	(9)	4,098
Other revenues
Leasing services(b)	112	43	198	13	—	366
Derivatives adjustments on commodity sales	24	—	—	(50)	—	(26)
Other	27	7	—	5	—	39
Total other revenues	163	50	198	(32)	—	379
Total revenues	$2,671	$902	$558	$355	$(9)	$4,477

	Three Months Ended June 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,018	$47	$228	$1	$(1)	$1,293
Fee-based services	281	278	99	10	(2)	666
Total services	1,299	325	327	11	(3)	1,959
Commodity sales
Natural gas sales	870	—	—	11	(2)	879
Product sales	211	305	16	210	(2)	740
Other sales	7	—	—	22	(1)	28
Total commodity sales	1,088	305	16	243	(5)	1,647
Total revenues from contracts with customers	2,387	630	343	254	(8)	3,606
Other revenues
Leasing services(b)	113	55	190	18	—	376
Derivatives adjustments on commodity sales	9	—	—	14	—	23
Other	27	6	—	4	—	37
Total other revenues	149	61	190	36	—	436
Total revenues	$2,536	$691	$533	$290	$(8)	$4,042

	Six Months Ended June 30, 2026
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$2,225	$124	$477	$1	$(2)	$2,825
Fee-based services	673	536	209	25	(4)	1,439
Total services	2,898	660	686	26	(6)	4,264
Commodity sales
Natural gas sales	2,236	—	—	27	(3)	2,260
Product sales	502	829	46	579	(8)	1,948
Other sales	17	—	—	60	—	77
Total commodity sales	2,755	829	46	666	(11)	4,285
Total revenues from contracts with customers	5,653	1,489	732	692	(17)	8,549
Other revenues
Leasing services(b)	222	87	391	30	—	730
Derivatives adjustments on commodity sales	36	(1)	—	(88)	—	(53)
Other	56	14	—	9	—	79
Total other revenues	314	100	391	(49)	—	756
Total revenues	$5,967	$1,589	$1,123	$643	$(17)	$9,305

	Six Months Ended June 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$2,091	$100	$445	$1	$(2)	$2,635
Fee-based services	582	535	200	20	(3)	1,334
Total services	2,673	635	645	21	(5)	3,969
Commodity sales
Natural gas sales	1,850	—	—	27	(4)	1,873
Product sales	473	606	32	453	(4)	1,560
Other sales	14	—	—	53	(1)	66
Total commodity sales	2,337	606	32	533	(9)	3,499
Total revenues from contracts with customers	5,010	1,241	677	554	(14)	7,468
Other revenues
Leasing services(b)	225	100	374	35	—	734
Derivatives adjustments on commodity sales	6	—	—	4	—	10
Other	49	13	—	9	—	71
Total other revenues	280	113	374	48	—	815
Total revenues	$5,290	$1,354	$1,051	$602	$(14)	$8,283
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

Contract Balances

As of June 30, 2026 and December 31, 2025, our contract asset balances were $34 million and $30 million, respectively, and our contract liability balances were $485 million and $459 million, respectively. Of the December 31, 2025 contract asset and liability balances, $16 million was transferred to accounts receivable and $83 million was recognized as revenue during the six months ended June 30, 2026, respectively.

In addition, we had a lease contract liability balance associated with prepaid fixed reservation charges relating to contracts expiring from 2035 to 2040, under a long-term terminal services contract totaling $503 million and $531 million as of June 30, 2026 and December 31, 2025, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue related to unsatisfied performance obligations representing fixed consideration primarily related to commodity sales or service contracts with take-or-pay or minimum volume commitments that we expect to recognize in future periods:

	Remaining 2026	2027	2028 and thereafter
	(In billions)
Estimated revenue as of June 30, 2026	$3	$5	$28
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

Financial information by segment follows:

	Three Months Ended June 30, 2026
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,664	$902	$556	$355	$—	$4,477
Intersegment revenues	7	—	2	—	(9)	—
Total revenues	2,671	902	558	355	(9)	4,477
Costs of sales	(906)	(464)	(20)	(24)
Labor	(88)	(34)	(71)	(14)
Fuel and power	(25)	(21)	(5)	(33)
Field - non-labor(a)	(258)	(49)	(141)	(64)
Taxes, other than income taxes	(78)	(10)	(15)	(15)
Earnings (loss) from equity investments	193	18	4	10
Other segment items(b)	11	1	—	11
Total Segment EBDA(c)	$1,520	$343	$310	$226		2,399
DD&A						(620)
General and administrative and corporate charges						(188)
Interest, net(d)						(425)
Income tax expense						(272)
Net income						$894

Other segment activity information:
DD&A	$305	$85	$130	$94	$6	$620
Capital expenditures	797	38	69	68	10	982

	Three Months Ended June 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,531	$691	$531	$289	$—	$4,042
Intersegment revenues	5	—	2	1	(8)	—
Total revenues	2,536	691	533	290	(8)	4,042
Costs of sales	(890)	(292)	(14)	(21)
Labor	(84)	(33)	(69)	(14)
Fuel and power	(20)	(22)	(5)	(34)
Field - non-labor(a)	(231)	(60)	(136)	(64)
Taxes, other than income taxes	(73)	(11)	(14)	(12)
Earnings from equity investments	185	15	2	4
Other segment items(b)	13	1	3	1
Total Segment EBDA(e)	$1,436	$289	$300	$150		2,175
DD&A						(616)
General and administrative and corporate charges						(188)
Interest, net(d)						(452)
Income tax expense						(177)
Net income						$742

Other segment activity information:
DD&A	$294	$97	$129	$88	$8	$616
Capital expenditures	409	58	77	88	15	647

	Six Months Ended June 30, 2026
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$5,955	$1,589	$1,118	$643	$—	$9,305
Intersegment revenues	12	—	5	—	(17)	—
Total revenues	5,967	1,589	1,123	643	(17)	9,305
Costs of sales	(2,337)	(745)	(36)	(52)
Labor	(174)	(68)	(140)	(27)
Fuel and power	(51)	(41)	(10)	(58)
Field - non-labor(a)	(457)	(89)	(278)	(121)
Taxes, other than income taxes	(157)	(20)	(27)	(26)
Earnings (loss) from equity investments	418	36	7	18
Other segment items(b)	22	1	—	17
Total Segment EBDA(c)	$3,231	$663	$639	$394		4,927
DD&A						(1,253)
General and administrative and corporate charges						(365)
Interest, net(d)						(855)
Income tax expense						(559)
Net income						$1,895

Other segment activity information:
DD&A	$602	$169	$261	$208	$13	$1,253
Capital expenditures	1,407	76	139	131	33	1,786

	Six Months Ended June 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$5,281	$1,354	$1,047	$601	$—	$8,283
Intersegment revenues	9	—	4	1	(14)	—
Total revenues	5,290	1,354	1,051	602	(14)	8,283
Costs of sales	(2,035)	(585)	(29)	(48)
Labor	(164)	(65)	(139)	(26)
Fuel and power	(39)	(43)	(11)	(66)
Field - non-labor(a)	(422)	(108)	(276)	(117)
Taxes, other than income taxes	(145)	(23)	(27)	(25)
Earnings from equity investments	381	31	4	10
Other segment items(b)	23	1	2	1
Total Segment EBDA(e)	$2,889	$562	$575	$331		4,357
DD&A						(1,226)
General and administrative and corporate charges						(380)
Interest, net(d)						(903)
Income tax expense						(363)
Net income						$1,485

Other segment activity information:
DD&A	$581	$193	$258	$181	$13	$1,226
Capital expenditures	902	139	153	185	34	1,413

	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Segment balance sheet information:
As of June 30, 2026
Investments	$7,122	$388	$124	$71	$—	$7,705
Other intangibles, net	1,098	371	12	391	—	1,872
Total assets(f)	54,029	8,043	7,840	3,511	639	74,062
As of December 31, 2025
Investments	$6,962	$381	$122	$67	$—	$7,532
Other intangibles, net	900	403	13	414	—	1,730
Total assets(f)	52,546	8,044	7,917	3,608	633	72,748
(a)Includes outside services, pipeline integrity maintenance, materials and supplies, and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to allowance for equity funds used during construction.
(c)Includes non-cash risk management activities amounts for the three and six months ended June 30, 2026 of $60 million and $(15) million, $4 million and $(1) million, $1 million and none, and $19 million and $(2) million, respectively, for our Natural Gas Pipelines, Products Pipelines, Terminals, and CO2 business segments, respectively.
(d)We do not attribute interest and debt expense to any of our reportable business segments.

(e)Includes non-cash risk management activities amounts for the three and six months ended June 30, 2025 of $89 million and $9 million, none and $(1) million, and $5 million and $4 million, respectively, for our Natural Gas Pipelines, Products Pipelines, and CO2 business segments, respectively.
(f)Corporate includes cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas, and miscellaneous corporate assets (such as IT, telecommunications equipment, and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except percentages)
Income tax expense	$272	$177	$559	$363
Effective tax rate	23.3%	19.3%	22.8%	19.6%

The effective tax rate for the three and six months ended June 30, 2026 is higher than the statutory federal rate of 21% primarily due to (i) an increase in deferred tax liability for Texas Margin Tax as a result of the enactment of changes to tax rules and (ii) state income taxes, partially offset by dividend-received deductions from our investments in Florida Gas Pipeline (Citrus), NGPL Holdings LLC, and Products (SE) Pipe Line Company (PPL).

The effective tax rate for the three months ended June 30, 2025 is lower than the statutory federal tax rate of 21% primarily due to (i) a reduction of our deferred tax liability as a result of changes in state income allocations and (ii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL, partially offset by state income taxes.

The effective tax rate for the six months ended June 30, 2025 is lower than the statutory federal tax rate of 21% primarily due to (i) the recognition of investment tax credits generated by a biogas project; (ii) a reduction of our deferred tax liability as a result of changes in state income allocations; and (iii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL, partially offset by state income taxes.

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

Gulf LNG Facility Disputes

Gulf LNG Energy, LLC and Gulf LNG Pipeline, LLC (GLNG) filed a lawsuit in 2018 against Eni S.p.A. in the Supreme Court of the State of New York to enforce a Guarantee Agreement (Guarantee) entered into by Eni S.p.A. in 2007 in connection with a terminal use agreement entered into by its affiliate, Eni USA Gas Marketing LLC (Eni USA). GLNG sought to enforce the Guarantee after an arbitration tribunal delivered an award which resulted in the termination of the terminal use agreement and payment of compensation by Eni USA to GLNG. In response, Eni S.p.A. filed counterclaims seeking unspecified damages based on the same allegations that had been dismissed with prejudice in previous arbitrations. In 2022, the trial court granted Eni S.p.A.’s motion for summary judgment on GLNG’s claims. GLNG elected not to pursue recourse to the Court of Appeals, thereby concluding GLNG’s efforts to enforce the Guarantee. With respect to the counterclaims asserted by Eni S.p.A., the trial court granted GLNG’s motion for summary judgment and dismissed Eni S.p.A.’s claims with prejudice. All appellate courts denied Eni S.p.A’s subsequent petitions seeking appellate review, thereby concluding this case.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy is estimated to be more than $2.8 billion and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time, we anticipate the non-judicial allocation process will be complete by December 31, 2026. Until the allocation process is completed, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. In August 2024, we reached an agreement to settle other claims first made in January 2021 asserted by natural resource state and federal trustees relating to natural resource damages at the PHSS.

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

Louisiana Governmental Coastal Zone Erosion Litigation

On November 8, 2013, the Parish of Plaquemines, Louisiana and others filed petitions in the state district court for Plaquemines Parish against TGP and 17 other energy companies, alleging that the defendants’ operations in Plaquemines Parish violated the State and Local Coastal Resources Management Act of 1978, as amended and Louisiana law and caused substantial damage to the coastal waters and nearby lands. Plaintiffs seek, among other relief, unspecified money damages, attorney fees, interest, and restoration costs. In 2018, the case was removed to the U.S. District Court for the Eastern District of Louisiana and then stayed. We expect the case will remain in federal court. At this time, we are not able to reasonably estimate the extent of our potential liability, if any. We intend to vigorously defend this case.

General

As of June 30, 2026 and December 31, 2025, we had liabilities of $174 million and $176 million, respectively, recorded for environmental matters. In addition, as of June 30, 2026 and December 31, 2025, we had receivables of $9 million and $10 million, respectively, recorded for expected cost recoveries that have been deemed probable.

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

ASU No. 2026-02

On May 19, 2026, the FASB issued ASU No. 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818).” This ASU establishes guidance on the recognition, measurement, presentation, and disclosure of environmental credits and compliance obligations that may be settled by using environmental credits. US GAAP did not previously address how to account for these items. The ASU will be effective for annual periods beginning after December 15, 2027, for interim reporting periods beginning within those annual periods, and early adoption is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s financial statements.

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

Acquisition

The following acquisition was made during the 2026 period. See Note 2 “Acquisitions” to our consolidated financial statements for further information on this transaction.

Event	Description	Business Segment
Monument Pipeline system acquisition $503 million (May 2026)	Natural gas pipeline system serving Houston, Texas and the surrounding metropolitan area which includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers.	Natural Gas Pipelines (Midstream)

2026 Dividends and Discretionary Capital

We expect to declare dividends of $1.19 per share for 2026, a 2% increase from the 2025 declared dividends of $1.17 per share. We expect to invest $4.1 billion in expansion projects, acquisitions, and contributions to joint ventures during 2026.

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

GAAP Financial Measures

Our Consolidated Earnings Results for the three and six months ended June 30, 2026 and 2025 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, IT, human resources, and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation, and casualty losses), or (iii) align the timing of cash impacts from natural gas inventory hedges with the future associated physical withdrawals from inventory. (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock,” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the three and six months ended June 30, 2026 and 2025, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Certain Items
Risk management activities(a)(b)	$(83)	$(95)	$30	$(11)
Income tax Certain Items(c)	37	(2)	11	(37)
Other	—	1	—	1
Total Certain Items(d)(e)	$(46)	$(96)	$41	$(47)
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
(d)Amounts for the periods ended June 30, 2026 and 2025 include $(1) million and $(2) million for the three-month periods, respectively, and $(1) million for the six-month 2026 period reported within “Earnings from equity investments” on the accompanying consolidated statement of income of “Risk management activities.”
(e)2025 amounts for the three and six-month periods include $(1) million and $1 million, respectively, reported within “Interest, net” on the accompanying consolidated statement of income of “Risk management activities.”

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

Net Debt

Net Debt is calculated, based on amounts as of June 30, 2026, by subtracting the following amounts from our debt balance of $32,248 million: (i) cash and cash equivalents of $89 million; (ii) debt fair value adjustments of $104 million; and (iii) the foreign exchange impact on Euro-denominated bonds of $28 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors, and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended June 30,
	2026	2025	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$4,477	$4,042	$435	11%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,405)	(1,211)	(194)	(16)%
Operations and maintenance	(806)	(773)	(33)	(4)%
DD&A	(620)	(616)	(4)	(1)%
General and administrative	(192)	(188)	(4)	(2)%
Taxes, other than income taxes	(120)	(111)	(9)	(8)%
Other income, net	12	9	3	33%
Total Operating Costs, Expenses and Other	(3,131)	(2,890)	(241)	(8)%
Operating Income	1,346	1,152	194	17%
Other Income (Expense)
Earnings from equity investments	225	206	19	9%
Interest, net	(425)	(452)	27	6%
Other, net	20	13	7	54%
Total Other Expense	(180)	(233)	53	23%
Income Before Income Taxes	1,166	919	247	27%
Income Tax Expense	(272)	(177)	(95)	(54)%
Net Income	894	742	152	20%
Net Income Attributable to Noncontrolling Interests	(27)	(27)	—	—%
Net Income Attributable to Kinder Morgan, Inc.	$867	$715	$152	21%
Basic and diluted earnings per share	$0.39	$0.32	$0.07	22%
Basic and diluted weighted average shares outstanding	2,225	2,222	3	—%
Declared dividends per share	$0.2975	$0.2925	$0.005	2%

	Six Months Ended June 30,
	2026	2025	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$9,305	$8,283	$1,022	12%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(3,154)	(2,687)	(467)	(17)%
Operations and maintenance	(1,517)	(1,484)	(33)	(2)%
DD&A	(1,253)	(1,226)	(27)	(2)%
General and administrative	(376)	(375)	(1)	—%
Taxes, other than income taxes	(234)	(223)	(11)	(5)%
Other income, net	19	9	10	111%
Total Operating Costs, Expenses and Other	(6,515)	(5,986)	(529)	(9)%
Operating Income	2,790	2,297	493	21%
Other Income (Expense)
Earnings from equity investments	479	426	53	12%
Interest, net	(855)	(903)	48	5%
Other, net	40	28	12	43%
Total Other Expense	(336)	(449)	113	25%
Income Before Income Taxes	2,454	1,848	606	33%
Income Tax Expense	(559)	(363)	(196)	(54)%
Net Income	1,895	1,485	410	28%
Net Income Attributable to Noncontrolling Interests	(52)	(53)	1	2%
Net Income Attributable to Kinder Morgan, Inc.	$1,843	$1,432	$411	29%
Basic and diluted earnings per share	$0.82	$0.64	$0.18	28%
Basic and diluted weighted average shares outstanding	2,225	2,222	3	—%
Declared dividends per share	$0.595	$0.585	$0.01	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and six-month periods ended June 30, 2026 and 2025:

Revenues

Revenues increased $435 million and $1,022 million for the three and six months ended June 30, 2026, respectively, as compared to the respective prior year periods. These increases were primarily due to (i) increases in product sales of $422 million and $388 million, respectively, driven by higher commodity prices and volumes; (ii) increases in services revenues of $138 million and $295 million, respectively, resulting from higher volumes, including expansion projects placed into service, primarily in our Natural Gas Pipelines business segment; and (iii) an increase in the six-month period in natural gas sales of $387 million due to higher volumes and commodity prices. These increases in revenues were partially offset by $49 million and $63 million, respectively, for the impacts of derivative contracts used to hedge commodity sales and a decrease in the three-month period in natural gas sales of $73 million, due to lower commodity prices partially offset by higher volumes. The increases in sales revenues were partially offset by corresponding increases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales increased $194 million and $467 million for the three and six months ended June 30, 2026, respectively, as compared to the respective prior year periods. The increases were primarily due to (i) increases of $245 million and $176 million, respectively, in costs of sales for products driven by higher commodity prices and volumes; (ii) increases of $82 million and $103 million, respectively, related to derivative contracts used to hedge commodity purchases; and (iii) an increase in the six-month period of $187 million in costs of sales for natural gas primarily due to higher volumes partially offset by lower commodity prices. The three-month period increase was partially offset by a decrease of $112 million in costs of sales for natural gas due to lower commodity prices partially offset by higher volumes.

Operations and Maintenance

Operations and maintenance increased $33 million for each of the three and six months ended June 30, 2026, respectively, as compared to the respective prior year periods. The increases were primarily driven by greater activity, including labor costs, and inflation.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount. Interest, net decreased $27 million and $48 million for the three and six months ended June 30, 2026, respectively, compared to the respective prior year periods. These decreases were primarily due to higher capitalized interest and lower interest rates associated with our fixed-to-variable interest rate swap agreements. The six-month period decrease was also due to lower average short-term debt balances partially offset by higher interest rates on our long-term debt.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$867	$715	$1,843	$1,432
Certain Items(a)
Risk management activities	(83)	(95)	30	(11)
Income tax Certain Items	37	(2)	11	(37)
Other	—	1	—	1
Total Certain Items	(46)	(96)	41	(47)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$821	$619	$1,884	$1,385

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$867	$715	$1,843	$1,432
Total Certain Items(b)	(46)	(96)	41	(47)
Net income allocated to participating securities and other(c)	(4)	(4)	(10)	(8)
Adjusted Net Income Attributable to Common Stock	$817	$615	$1,874	$1,377

Adjusted EPS	$0.37	$0.28	$0.84	$0.62

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$867	$715	$1,843	$1,432
Total Certain Items(b)	(46)	(96)	41	(47)
DD&A	620	616	1,253	1,226
Income tax expense(d)	235	179	548	400
Interest, net(e)	425	453	855	902
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(f)	92	100	183	200
Remove consolidated joint venture partners’ DD&A	(15)	(16)	(31)	(31)
Unconsolidated joint venture income tax expense(g)	21	21	46	47
Adjusted EBITDA	$2,199	$1,972	$4,738	$4,129
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Other for each of the periods ended June 30, 2026 and 2025 includes Adjusted net income in excess of distributions for participating securities of less than $1 million.
(d)To avoid duplication, adjustments for income tax expense for the periods ended June 30, 2026 and 2025 exclude $37 million and $(2) million for the three-month periods, respectively, and $11 million and $(37) million for the six-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)To avoid duplication, adjustments for interest, net for the three and six-month periods ended June 30, 2025 exclude $(1) million and $1 million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
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

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc. and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$821	$619	$1,884	$1,385
Adjusted EBITDA	2,199	1,972	4,738	4,129

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$202		$499
Adjusted EBITDA	$227		$609

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $202 million and $499 million for the three and six months ended June 30, 2026, respectively, as compared to the respective prior year periods. The increases resulted primarily from favorable earnings across all of our business segments, which were also the primary drivers of the increase in Adjusted EBITDA of $227 million and $609 million, respectively.

General and Administrative and Corporate Charges

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
General and administrative	$(192)	$(188)	$(376)	$(375)
Corporate benefit (charges)	4	—	11	(5)
Certain Items(a)	—	1	—	1
General and administrative and corporate charges	$(188)	$(187)	$(365)	$(379)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(4)		$(1)
Corporate charges	4		16
Total	$—		$15

General and administrative expenses increased $4 million and $1 million, and corporate charges decreased $4 million and $16 million for the three and six months ended June 30, 2026, respectively, when compared with the respective prior year periods. The combined change for the three-month period was flat and the decrease for the six-month period primarily includes lower pension, legal, and corporate facility costs partially offset by higher benefit-related and labor costs.

Segment Earnings Results

Natural Gas Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$2,671	$2,536	$5,967	$5,290
Costs of sales	(906)	(890)	(2,337)	(2,035)
Other operating expenses(a)	(449)	(408)	(839)	(770)
Other income	1	6	2	7
Earnings from equity investments	193	185	418	381
Other, net	10	7	20	16
Segment EBDA	1,520	1,436	3,231	2,889
Certain Items:
Risk management activities	(59)	(89)	27	(9)
Certain Items(b)	(59)	(89)	27	(9)
Adjusted Segment EBDA	$1,461	$1,347	$3,258	$2,880

Change from prior period	Increase/(Decrease)
Segment EBDA	$84		$342
Adjusted Segment EBDA	$114		$378

Volumetric data(c)
Natural gas transport (BBtu/d)	47,886	44,818	48,830	45,509
Natural gas sales (BBtu/d)	3,908	2,832	3,900	2,716
Gathering (BBtu/d)	4,637	3,692	4,479	3,725
NGL transport (MBbl/d)	52	39	48	35
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2026 and 2025, Certain Items of (i) $(57) million and $(87) million for the three-month periods, respectively, and $22 million and $(9) million for the six-month periods, respectively, are associated with our Midstream business and (ii) $(2) million for each of the three-month periods and $5 million and none for the six-month periods, respectively, are associated with our East business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Midstream	$578	$524	$1,225	$969
East	695	679	1,476	1,425
West	247	233	530	495
Total Natural Gas Pipelines	$1,520	$1,436	$3,231	$2,889

Change from prior period	Increase/(Decrease)
Midstream	$54		$256
East	$16		$51
West	$14		$35

The changes in Natural Gas Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2026 and 2025 are explained by the following discussion:

•The $54 million (10%) and $256 million (26%) increases, respectively, in Midstream were primarily driven by (i) increased sales margin resulting from higher volumes and increased demand for our services on our Texas intrastate systems; (ii) higher volumes on KinderHawk Field Services LLC; and (iii) higher performance from acquired assets on our Hiland Midstream assets. The increase in the six-month period was further impacted by increased sales margin primarily due to higher commodity prices due to colder winter weather on our Texas intrastate systems. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

In addition, Midstream includes increased costs of sales associated with risk management activities related to non-cash changes in fair value of unsettled derivative contracts and realized gains and losses on settled natural gas inventory hedge contracts, which we treated as a Certain Item.

•The $16 million (2%) and $51 million (4%) increases, respectively, in East were primarily driven by (i) completed expansion projects; (ii) lower pipeline maintenance costs; and (iii) increased demand for our services primarily due to weather partially offset by lower pricing on short-term firm service contracts driven by a decrease in market volatility.

•The $14 million (6%) and $35 million (7%) increases, respectively, in West resulted primarily from higher park and loan activity due to favorable pricing driven by market volatility, and higher capacity sales partially offset by higher pipeline maintenance costs.

Products Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$902	$691	$1,589	$1,354
Costs of sales	(464)	(292)	(745)	(585)
Other operating expenses(a)	(114)	(126)	(218)	(239)
Other income	1	1	1	1
Earnings from equity investments	18	15	36	31
Segment EBDA	343	289	663	562
Certain Items:
Risk management activities	(4)	—	1	1
Certain Items(b)	(4)	—	1	1
Adjusted Segment EBDA	$339	$289	$664	$563

Change from prior period	Increase/(Decrease)
Segment EBDA	$54		$101
Adjusted Segment EBDA	$50		$101

Volumetric data(c)
Gasoline(d)	970	1,016	941	975
Diesel fuel	357	369	349	353
Jet fuel	296	325	294	314
Total refined product volumes	1,623	1,710	1,584	1,642
Crude and condensate	421	503	420	490
Total delivery volumes (MBbl/d)	2,044	2,213	2,004	2,132
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For the periods ending June 30, 2026 and 2025, Certain Items of (i) $(3) million and none for the three-month periods, respectively, and $1 million for each of the six-month periods are associated with our Southeast Refined Products business and (ii) $(1) million and none for the three-month periods, respectively, are associated with our Crude and Condensate business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share.
(d)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Southeast Refined Products	$116	$76	$203	$149
Crude and Condensate	64	56	141	109
West Coast Refined Products	163	157	319	304
Total Products Pipelines	$343	$289	$663	$562

Change from prior period	Increase (Decrease)
Southeast Refined Products	$40		$54
Crude and Condensate	$8		$32
West Coast Refined Products	$6		$15

The changes in Products Pipelines Segment EBDA in the comparable three and six-month periods ended June 30, 2026 and 2025 are explained by the following discussion:

•The $40 million (53%) and $54 million (36%) increases, respectively, in Southeast Refined Products were primarily the result of higher butane blending spreads on our Southeast Terminals and favorable commodity prices at our Transmix processing operations.

•The $32 million (29%) six-month increase in Crude and Condensate was driven by (i) higher margin from our Crude and Condensate business resulting primarily from increased spreads; (ii) a turnaround in the first quarter of 2025 at our KM Condensate Processing facility; and (iii) on our Bakken Crude assets, higher gathering rates and retroactive rate increases partially offset by lower gathering volumes.

•The $15 million (5%) six-month increase in West Coast Refined Products was primarily due to lower pipeline maintenance costs and increased butane blending activity on our Pacific Operations.

Terminals (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$558	$533	$1,123	$1,051
Costs of sales	(20)	(14)	(36)	(29)
Other operating expenses(a)	(232)	(224)	(455)	(453)
Other (expense) income	(1)	1	(1)	—
Earnings from equity investments	4	2	7	4
Other, net	1	2	1	2
Segment EBDA	$310	$300	$639	$575
Certain Items:
Risk management activities	(1)	—	—	—
Certain Items(b)	(1)	—	—	—
Adjusted Segment EBDA	$309	$300	$639	$575

Change from prior period	Increase/(Decrease)
Segment EBDA	$10		$64
Adjusted Segment EBDA	$9		$64

Volumetric data(c)
Liquids leasable capacity (MMBbl)	78.6	78.7	78.6	78.7
Liquids utilization %(d)	93.0%	94.4%	93.2%	94.3%
Bulk transload tonnage (MMtons)	12.9	12.6	25.0	24.8
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. The 2026 Certain Items are associated with our Liquids business. See “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
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

Below are the changes in Terminals Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Liquids	$182	$170	$383	$328
Jones Act tankers	64	59	128	119
Bulk	64	69	128	126
Other	—	2	—	2
Total Terminals	$310	$300	$639	$575

Change from prior period	Increase/(Decrease)
Liquids	$12		$55
Jones Act tankers	$5		$9
Bulk	$(5)		$2
Other	$(2)		$(2)

The changes in Terminals Segment EBDA in the comparable three and six-month periods ended June 30, 2026 and 2025 are explained by the following discussion:

•The $12 million (7%) and $55 million (17%) increases, respectively, in Liquids were driven by contributions from (i) at our Houston Ship Channel facilities, higher rates and ancillaries partially offset by the effects of a customer’s closure of its refinery in 2025; (ii) favorable commodity pricing; and (iii) expansion projects. The increase in the six-month period was also driven by the recognition of payments to be received in connection with the early termination of certain storage agreements in 2026 related to the refinery closure partially offset by higher maintenance costs.

•The $5 million (8%) and $9 million (8%) increases, respectively, in Jones Act tankers were primarily due to higher average charter rates.

CO2 (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$355	$290	$643	$602
Costs of sales	(24)	(21)	(52)	(48)
Other operating expenses(a)	(126)	(124)	(232)	(234)
Other income	11	1	17	1
Earnings from equity investments	10	4	18	10
Segment EBDA	226	150	394	331
Certain Items:
Risk management activities	(19)	(5)	2	(4)
Certain Items(b)	(19)	(5)	2	(4)
Adjusted Segment EBDA	$207	$145	$396	$327

Change from prior period	Increase/(Decrease)
Segment EBDA	$76		$63
Adjusted Segment EBDA	$62		$69

Volumetric data
SACROC oil production	21.11	18.42	20.68	18.84
Yates oil production	5.88	6.01	5.77	5.98
Other	1.05	1.09	1.05	1.09
Total oil production, net (MBbl/d)(c)	28.04	25.52	27.50	25.91
NGL sales volumes, net (MBbl/d)(c)	9.80	9.03	9.77	9.16
CO2 sales volumes, net (Bcf/d)	0.306	0.291	0.309	0.301
RNG sales volumes (BBtu/d)	13	12	13	10
Realized weighted average oil price ($ per Bbl)	$73.78	$67.60	$69.71	$67.99
Realized weighted average NGL price ($ per Bbl)	$33.38	$32.08	$31.71	$33.74
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
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Oil and Gas Producing activities	$147	$105	$240	$222
Source and Transportation activities	54	38	104	85
Subtotal	201	143	344	307
Energy Transition Ventures	25	7	50	24
Total CO2	$226	$150	$394	$331

Change from prior period	Increase/(Decrease)
Oil and Gas Producing activities	$42		$18
Source and Transportation activities	$16		$19
Energy Transition Ventures	$18		$26

The changes in CO2 Segment EBDA in the comparable three and six-month periods ended June 30, 2026 and 2025 are explained by the following discussion:

•The $42 million (40%) and $18 million (8%) increases, respectively, in Oil and Gas Producing activities were driven by higher realized crude oil prices and volumes. The increase in the six-month period was also due to lower power costs primarily resulting from lower prices.

In addition, Oil and Gas Producing activities includes increased revenues for the three-month period and decreased revenues for the six-month period associated with non-cash mark-to-market sales derivative hedge contracts, which we treated as a Certain Item.

•The $16 million (42%) and $19 million (22%) increases, respectively, in Source and Transportation activities were primarily due to higher realized CO2 sales prices.

•The $18 million (257%) and $26 million (108%) increases, respectively, in Energy Transition Ventures includes greater RNG production and RIN sales.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price exposure in the near-term and to a lesser extent over the following few years. Below is a summary of our CO2 business segment hedges outstanding as of June 30, 2026:

	Remaining 2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$64.54	$63.92	$67.28
Volume (MBbl/d)	23.15	18.10	11.30
NGLs
Price ($ per Bbl)	$42.42	$52.33
Volume (MBbl/d)	4.18	0.99
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of June 30, 2026, we had $89 million of “Cash and cash equivalents,” an increase of $26 million from December 31, 2025. Additionally, as of June 30, 2026, we had borrowing capacity of approximately $3.2 billion under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position, and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $3,451 million and $2,811 million in the first six months of 2026 and 2025, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt, as detailed below:

	June 30, 2026	December 31, 2025
	(In millions)
Variable rate debt(a)	$338	$13
Notional principal amount of fixed-to-variable interest rate swap agreements	4,250	3,500
Debt balances subject to variable interest rates	$4,588	$3,513
(a)Reflects outstanding commercial paper notes.

In March 2026, Moody’s Investor Services upgraded our long-term debt rating from Baa2 with a positive outlook to Baa1 with a stable outlook.

Short-term Liquidity

As of June 30, 2026, our principal sources of short-term liquidity are (i) cash from operations and (ii) our $3.5 billion credit facility, with an available capacity of approximately $3.2 billion, and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of June 30, 2026, our $2,443 million of short-term debt consisted primarily of commercial paper borrowings and senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt as of December 31, 2025 was $1,226 million.

We had working capital (defined as current assets less current liabilities) deficits of $3,059 million and $1,568 million as of June 30, 2026 and December 31, 2025, respectively. The overall $1,491 million unfavorable change from year-end 2025 was primarily due to (i) an $878 million increase in senior notes that mature in the next twelve months; (ii) a $325 million increase in commercial paper borrowings partly used to fund our Monument Pipeline acquisition; and (iii) a $310 million net unfavorable change in our accounts receivables and payables. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Budgeting of maintenance capital expenditures, which we refer to as sustaining capital expenditures, is done annually on a bottom-up basis. For each of our assets, we budget for and make those sustaining capital expenditures that are necessary to maintain safe and efficient operations, meet customer needs, and comply with our operating policies and applicable law. We may budget for and make additional sustaining capital expenditures that we expect to produce economic benefits such as increasing efficiency and/or lowering future expenses. Budgeting and approval of expansion capital expenditures generally occurs periodically throughout the year on a project-by-project basis in response to specific investment opportunities identified by our business segments from which we generally expect to receive sufficient returns to justify the expenditures. Assets comprising expansion capital projects could result in additional sustaining capital expenditures over time. The need for sustaining capital expenditures in respect of newly constructed assets tends to be minimal initially and to increase over time as such assets age and experience wear and tear. Regardless of whether assets result from sustaining or expansion capital expenditures, once completed, the addition of such assets to our depreciable asset base will impact our calculation of depreciation, depletion and amortization over the remaining useful lives of the impacted or resulting assets.

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

Our capital expenditures for the six months ended June 30, 2026, and the amount we expect to spend for the remainder of 2026 to sustain our assets and expand our business are as follows:

	Six Months Ended June 30, 2026	2026 Remaining	Expected 2026
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$354	$591	$945
Expansion capital expenditures	1,681	1,438	3,119
Accrued capital expenditures, contractor retainage, and other	(249)	—	—
Capital expenditures	$1,786	$2,029	$4,064
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$86	$106	$192
Investments in unconsolidated joint ventures(b)	189	284	473
Less: Consolidated joint venture partners’ sustaining capital expenditures	(3)	(6)	(9)
Less: Consolidated joint venture partners’ expansion capital expenditures	(4)	(2)	(6)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Acquisition	505	—	505
Accrued capital expenditures, contractor retainage, and other	249	—	—
Total capital investments	$2,791	$2,411	$5,202
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Six Months Ended June 30, 2026	2026 Remaining	Expected 2026
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant, and equipment	$354	$591	$945
Sustaining capital expenditures of unconsolidated joint ventures(a)	86	106	192
Less: Consolidated joint venture partners’ sustaining capital expenditures	(3)	(6)	(9)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Total sustaining capital investments	420	691	1,111
Expansion capital investments
Capital expenditures for property, plant, and equipment	1,681	1,438	3,119
Investments in unconsolidated joint ventures(b)	189	284	473
Less: Consolidated joint venture partners’ expansion capital expenditures	(4)	(2)	(6)
Acquisition	505	—	505
Total expansion capital investments	2,371	1,720	4,091
Total capital investments	$2,791	$2,411	$5,202
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

Commitments for the purchase of property, plant, and equipment as of June 30, 2026 and December 31, 2025 were $1,499 million and $2,020 million, respectively, decreasing $521 million primarily related to projects advancing in our Natural Gas Pipelines business segment.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing, and financing activities between 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$3,451	$2,811	$640
Investing activities	(2,355)	(2,039)	(316)
Financing activities	(1,086)	(789)	(297)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Deposits	$10	$(17)	$27

Operating Activities

Net cash provided by operating activities was higher for the comparable six-month periods ended June 30, 2026 and 2025 driven by greater contributions across all of our business segments.

Investing Activities

$316 million more cash used in investing activities in the comparable six-month periods ended June 30, 2026 and 2025 is explained by the following discussion.

•a $373 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment, partially offset by decreases in our Products Pipelines and CO2 business segments; and
•a $73 million increase in cash used for contributions to equity investees driven primarily by higher contributions to Southern Natural Gas Company, L.L.C. and Gulf Coast Express Pipeline LLC; partially offset by
•a $145 million reduction in cash used for acquisitions of assets, net of cash acquired, driven by $503 million of net cash used for the acquisition of Monument Pipeline system in the 2026 period, compared with $648 million of net cash used for the Outrigger Energy acquisition in the 2025 period; See Note 2 “Acquisitions” to our consolidated financial statements for further information regarding these two acquisitions.

Financing Activities

$297 million more cash used in financing activities in the comparable six-month periods ended June 30, 2026 and 2025 primarily driven by a reduction in debt raised for acquisitions.

Dividends

We expect to declare dividends of $1.19 per share on our stock for 2026. The table below reflects our 2026 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2026	$0.2975	April 22, 2026	May 4, 2026	May 15, 2026
June 30, 2026	0.2975	July 22, 2026	August 3, 2026	August 17, 2026

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

Summarized Combined Financial Information for Guarantee of Securities of Subsidiaries

KMI and certain subsidiaries (Subsidiary Issuers) are issuers of certain debt securities. KMI and substantially all of KMI’s wholly owned domestic subsidiaries (Subsidiary Guarantors), are parties to a cross guarantee agreement whereby each party to the agreement unconditionally guarantees, jointly and severally, the payment of specified indebtedness of each other party to the agreement. Accordingly, with the exception of certain subsidiaries identified as subsidiary non-guarantors (Subsidiary Non-Guarantors), the parent issuer, Subsidiary Issuers, and Subsidiary Guarantors (the “Obligated Group”) are all guarantors of each series of our guaranteed debt (Guaranteed Notes). As a result of the cross guarantee agreement, holders of any of the Guaranteed Notes issued by KMI or a Subsidiary Issuer are in the same position with respect to the net assets and income of KMI and the Subsidiary Issuers and Guarantors.

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X. Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2026.”

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

Excluding fair value adjustments, as of June 30, 2026 and December 31, 2025, the Obligated Group had $31,462 million and $31,153 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	June 30, 2026	December 31, 2025
	(In millions)
Current assets	$2,298	$2,460
Current assets - affiliates	808	779
Noncurrent assets	65,643	64,470
Noncurrent assets - affiliates	767	782
Total Assets	$69,516	$68,491

Current liabilities	$5,306	$4,015
Current liabilities - affiliates	841	766
Noncurrent liabilities	35,156	35,589
Noncurrent liabilities - affiliates	1,937	1,807
Total Liabilities	43,240	42,177
Kinder Morgan, Inc.’s stockholders’ equity	26,276	26,314
Total Liabilities and Stockholders’ Equity	$69,516	$68,491

Summarized Combined Income Statement Information	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
	(In millions)
Revenues	$4,078	$8,564
Operating income	1,197	2,496
Net income	738	1,589

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

Item 4.  Controls and Procedures.

As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

We do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended June 30, 2026.

Item 5.  Other Information.

During the quarter ending June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Appointment of Officers

In connection with Kenneth W. Grubb’s previously announced appointment as our Vice President and Chief Operating officer to be effective September 4, 2026, the Compensation Committee of our Board of Directors on July 21, 2026 approved a grant to Mr. Grubb of 61,767 restricted stock units issued pursuant to our 2021 Amended and Restated Stock Incentive Plan.

The restricted stock units will vest in full on July 31, 2029, provided Mr. Grubb is employed by us through such date and applicable performance goals have been met.

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of June 30, 2026.

10.2
Amended and Restated Revolving Credit Agreement, dated as of May 21, 2026, among Kinder Morgan, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders and issuing banks party thereto.

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

KINDER MORGAN, INC.
Registrant

Date:	July 24, 2026	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)