Form 10-Q
period 2026-09-30
KINDER MORGAN, INC.
filed 2026-10-23
CIK 1506307

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 22, 2026, the registrant had 2,227,715,229 shares of Class P common stock outstanding.

KINDER MORGAN, INC. AND SUBSIDIARIES

KINDER MORGAN, INC. AND SUBSIDIARIES
GLOSSARY

Company Abbreviations

Citrus	=	Citrus, LLC	KMLT	=	Kinder Morgan Liquid Terminals, LLC
KMBT	=	Kinder Morgan Bulk Terminals, Inc.	PPL	=	Products (SE) Pipe Line Company
KMI	=	Kinder Morgan, Inc. and its majority-owned and/or controlled subsidiaries	TGP	=	Tennessee Gas Pipeline Company, L.L.C.

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

Important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements in this report include: the timing and extent of changes in the supply of and demand for the products we transport and handle; repercussions of recent armed conflicts in the Middle East, including commodity price volatility and potential adverse effects on financial and economic conditions; our ability to obtain required permits and approvals for pending expansion projects when expected; the impact of changes in trade policies and tariffs; and the other risks and uncertainties described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this report as well as “Information Regarding Forward-Looking Statements,” Part I, Item 1A. “Risk Factors,” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) (except to the extent such information is modified or superseded by information in subsequent reports).

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Services	$2,492	$2,340	$7,473	$7,026
Commodity sales	1,989	1,758	6,212	5,262
Other	50	48	151	141
Total Revenues	4,531	4,146	13,836	12,429
Operating Costs, Expenses, and Other
Costs of sales (exclusive of items shown separately below)	1,566	1,395	4,720	4,082
Operations and maintenance	949	786	2,466	2,270
Depreciation, depletion, and amortization	628	609	1,881	1,835
General and administrative	190	183	566	558
Taxes, other than income taxes	121	111	355	334
Other income, net	(83)	(1)	(102)	(10)
Total Operating Costs, Expenses, and Other	3,371	3,083	9,886	9,069
Operating Income	1,160	1,063	3,950	3,360
Other Income (Expense)
Earnings from equity investments	231	221	710	647
Interest, net	(430)	(456)	(1,285)	(1,359)
Other, net	19	11	59	39
Total Other Expense	(180)	(224)	(516)	(673)
Income Before Income Taxes	980	839	3,434	2,687
Income Tax Expense	(190)	(185)	(749)	(548)
Net Income	790	654	2,685	2,139
Net Income Attributable to Noncontrolling Interests	(26)	(26)	(78)	(79)
Net Income Attributable to Kinder Morgan, Inc.	$764	$628	$2,607	$2,060

Class P Common Stock
Basic and Diluted Earnings Per Share	$0.34	$0.28	$1.17	$0.92
Basic and Diluted Weighted Average Shares Outstanding	2,227	2,224	2,226	2,223
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$790	$654	$2,685	$2,139
Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain from derivative instruments (net of taxes of $41, $(7), $87, and $(44), respectively)	(148)	22	(308)	145
Reclassification into earnings of net derivative instruments loss (gain) to net income (net of taxes of $(11), $3, $(32), and $19, respectively)	39	(10)	110	(59)
Benefit plan adjustments (net of taxes of $1, $1, $3, and $2, respectively)	(3)	(2)	(9)	(5)
Total other comprehensive (loss) income	(112)	10	(207)	81
Comprehensive income	678	664	2,478	2,220
Comprehensive income attributable to noncontrolling interests	(26)	(26)	(78)	(79)
Comprehensive income attributable to KMI	$652	$638	$2,400	$2,141
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts, unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$918	$63
Restricted deposits	25	46
Accounts receivable	1,596	1,714
Inventories	621	574
Other current assets	310	357
Total current assets	3,470	2,754
Property, plant, and equipment, net	40,892	39,331
Investments	7,836	7,532
Goodwill	20,075	20,084
Other intangibles, net	1,822	1,730
Deferred charges and other assets	1,302	1,317
Total Assets	$75,397	$72,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of debt	$1,726	$1,226
Accounts payable	1,587	1,408
Accrued interest	365	534
Accrued taxes	289	256
Other current liabilities	1,212	898
Total current liabilities	5,179	4,322
Long-term liabilities and deferred credits
Long-term debt
Outstanding	31,445	30,597
Debt fair value adjustments	(98)	180
Total long-term debt	31,347	30,777
Deferred income taxes	3,603	2,891
Other long-term liabilities and deferred credits	2,441	2,309
Total long-term liabilities and deferred credits	37,391	35,977
Total Liabilities	42,570	40,299
Commitments and contingencies (Notes 3 and 9)
Stockholders’ Equity
Class P Common Stock, $0.01 par value, 4,000,000,000 shares authorized, 2,227,712,648 and 2,224,777,750 shares, respectively, issued and outstanding	22	22
Additional paid-in capital	41,293	41,276
Accumulated deficit	(9,558)	(10,181)
Accumulated other comprehensive (loss)/income	(162)	45
Total Kinder Morgan, Inc.’s stockholders’ equity	31,595	31,162
Noncontrolling interests	1,232	1,287
Total Stockholders’ Equity	32,827	32,449
Total Liabilities and Stockholders’ Equity	$75,397	$72,748
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities
Net income	$2,685	$2,139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion, and amortization	1,881	1,835
Deferred income taxes	770	512
Change in fair value of derivative contracts	25	14
Gain on divestitures, net (Note 2)	(70)	(3)
Earnings from equity investments	(710)	(647)
Distributions of equity investment earnings	575	585
Changes in components of working capital
Accounts receivable	123	75
Inventories	(46)	(5)
Other current assets	(17)	13
Accounts payable	(13)	(30)
Accrued interest, net of interest rate swaps	(166)	(181)
Accrued taxes	33	19
Other current liabilities	129	(26)
Other, net	(158)	(75)
Net Cash Provided by Operating Activities	5,041	4,225

Cash Flows From Investing Activities
Acquisition of assets, net of cash acquired (Note 2)	(503)	(648)
Capital expenditures	(2,831)	(2,206)
Net proceeds (cost of removal) from sales of assets (Note 2)	54	(14)
Contributions to investments	(239)	(103)
Distributions from equity investments in excess of cumulative earnings	138	269
Net Cash Used in Investing Activities	(3,381)	(2,702)

Cash Flows From Financing Activities
Issuances of debt	6,415	8,434
Payments of debt	(5,079)	(7,910)
Debt issue costs	(26)	(18)
Dividends	(1,984)	(1,950)
Distributions to noncontrolling interests	(119)	(122)
Other, net	(33)	(38)
Net Cash Used in Financing Activities	(826)	(1,604)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Deposits	834	(81)
Cash, Cash Equivalents, and Restricted Deposits, beginning of period	109	214
Cash, Cash Equivalents, and Restricted Deposits, end of period	$943	$133

KINDER MORGAN, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)
	Nine Months Ended September 30,
	2026	2025
Non-cash Investing and Financing Activities
ROU assets and operating lease obligations recognized including adjustments	$91	$17
Equity investment interest received from sale of assets (Note 2)	55	—
Net increase in property, plant, and equipment from both accruals and contractor retainage	191
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest (net of capitalized interest)	1,463	1,538
Cash (refund) paid during the period for income taxes, net	(11)	43
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2026	2,225	$22	$41,316	$(9,657)	$(50)	$31,631	$1,248	$32,879
Stock awards	3		(23)			(23)		(23)
Net income				764		764	26	790
Dividends				(665)		(665)		(665)
Distributions						—	(42)	(42)
Other comprehensive loss					(112)	(112)		(112)
Balance at September 30, 2026	2,228	$22	$41,293	$(9,558)	$(162)	$31,595	$1,232	$32,827

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at June 30, 2025	2,222	$22	$41,269	$(10,497)	$(24)	$30,770	$1,311	$32,081
Stock awards	3		(14)			(14)		(14)
Net income				628		628	26	654
Dividends				(654)		(654)		(654)
Distributions						—	(44)	(44)
Other comprehensive income					10	10		10
Balance at September 30, 2025	2,225	$22	$41,255	$(10,523)	$(14)	$30,740	$1,293	$32,033

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income/(loss)	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2025	2,225	$22	$41,276	$(10,181)	$45	$31,162	$1,287	$32,449
Stock awards	3		17			17		17
Net income				2,607		2,607	78	2,685
Dividends				(1,984)		(1,984)		(1,984)
Distributions						—	(119)	(119)
Other						—	(14)	(14)
Other comprehensive loss					(207)	(207)		(207)
Balance at September 30, 2026	2,228	$22	$41,293	$(9,558)	$(162)	$31,595	$1,232	$32,827

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Stockholders’ equity attributable to KMI	Non- controlling interests	Total
	Issued shares	Par value
Balance at December 31, 2024	2,222	$22	$41,237	$(10,633)	$(95)	$30,531	$1,336	$31,867
Stock awards	3		18			18		18
Net income				2,060		2,060	79	2,139
Dividends				(1,950)		(1,950)		(1,950)
Distributions						—	(122)	(122)
Other comprehensive income					81	81		81
Balance at September 30, 2025	2,225	$22	$41,255	$(10,523)	$(14)	$30,740	$1,293	$32,033
The accompanying notes are an integral part of these consolidated financial statements.

KINDER MORGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General

Organization

We are one of the largest energy infrastructure companies in North America. We own an interest in or operate approximately 78,000 miles of pipelines, more than 130 terminals, over 700 Bcf of working natural gas storage capacity, and RNG generation capacity of approximately 6.9 Bcf per year of gross production. Our pipelines transport natural gas, refined petroleum products, crude oil, condensate, CO2, renewable fuels, and other products, and our terminals store and handle various commodities including gasoline, diesel fuel, jet fuel, chemicals, metals, petroleum coke, and ethanol and other renewable fuels and feedstocks.

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

The fair value estimates used in our goodwill impairment test include Level 3 inputs of the fair value hierarchy. The inputs include valuation estimates, which include assumptions primarily involving management’s judgments and estimates. For all reporting units other than the Energy Transition Ventures reporting unit within our CO2 business segment, we estimated fair value based on a market approach utilizing forecasted earnings before interest, income taxes, DD&A expenses (EBITDA), and the enterprise value to estimated EBITDA multiples of comparable companies for each of our reporting units. The value of each reporting unit was determined from the perspective of a market participant in an orderly transaction between market participants at the measurement date. For the Energy Transition Ventures reporting unit, which had a goodwill balance of $114 million as of September 30, 2026, we estimated fair value based on an income approach, which includes assumptions regarding future cash flows based primarily on production growth assumptions, terminal values, and discount rates.

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

Earnings per Share (EPS)

The following table sets forth net income allocated to common stockholders and EPS, calculated using the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Net Income Available to Stockholders	$764	$628	$2,607	$2,060
Less: Net Income Allocated to Participating Securities(a)	(4)	(4)	(13)	(11)
Net Income Allocated to Common Stockholders	$760	$624	$2,594	$2,049

Basic and Diluted Weighted Average Shares Outstanding	2,227	2,224	2,226	2,223
Basic and Diluted EPS	$0.34	$0.28	$1.17	$0.92
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

2. Acquisitions and Divestiture

As of September 30, 2026, our allocations of purchase price by acquisition are detailed below:

				Assignment of Purchase Price
Ref	Date	Acquisition	Purchase price	Current assets	Property, plant, & equipment	Other long-term assets	Current liabilities	Long-term liabilities	Resulting goodwill
			(In millions)
(1)	5/26	Monument Pipeline	$503	$10	$264	$236	$(7)	$—	$—
(2)	2/25	Outrigger Energy	648	16	497	160	(5)	(20)	—

(1) Monument Pipeline System Acquisition

On May 1, 2026, we completed the acquisition of the Monument Pipeline, a natural gas pipeline system serving Houston, Texas and the surrounding metropolitan area, from ARM Energy Holdings for a purchase price of $503 million, including purchase price adjustments for working capital. Other long-term assets within the preliminary purchase price allocation consist of customer relationships intangibles with a weighted average amortization period of approximately 14 years. The acquisition includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers. The acquired assets are included in our Natural Gas Pipelines business segment.

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

Divestiture

Terminals Divestiture

On September 1, 2026, in our Terminals business segment, we divested certain terminals and terminal assets located in the Tampa, Florida area in exchange for net consideration of $136 million, after working capital adjustments, consisting of (i) $81 million of cash proceeds, which is reflected as an investing activity within “Net proceeds (cost of removal) from sales of assets” on our consolidated statement of cash flows, and (ii) $55 million additional interests in an equity investment. In conjunction with this transaction, we recorded a net gain of $71 million, reported within “Other income, net” on our consolidated statement of income, which includes a $9 million reduction to goodwill.

3. Debt

The following table provides information on the principal amount of our outstanding debt balances:

	September 30, 2026	December 31, 2025
	(In millions, unless otherwise stated)
Current portion of debt
$3.5 billion credit facility due May 21, 2031	$—	$—
Commercial paper notes(a)	—	13
Current portion of senior notes
4.15%, due August 2026	—	375
1.75%, due November 2026	500	500
7.50%, due November 2026	200	200
6.70%, due February 2027	7	—
2.25%, due March 2027(b)	567	—
7.00%, due March 2027	300	—
Trust I preferred securities, 4.75%, due March 2028(c)	111	111
Current portion of other debt	41	27
Total current portion of debt	1,726	1,226

Long-term debt (excluding current portion)
Senior notes	30,921	30,065
EPC Building, LLC, promissory note, 3.967%, due 2026 through 2035	251	268
Trust I preferred securities, 4.75%, due March 2028	109	110
Other	164	154
Total long-term debt	31,445	30,597
Total debt(d)	$33,171	$31,823
(a)The weighted average interest rate on borrowings at December 31, 2025 was 3.85%.
(b)Consists of senior notes denominated in Euros that have been converted to U.S. dollars and are respectively reported above at the September 30, 2026 exchange rate of $1.1330 U.S. dollars per Euro and at the December 31, 2025 exchange rate of $1.1746 U.S. dollars per Euro. As of September 30, 2026 and December 31, 2025, the cumulative changes in the exchange rate of U.S. dollars per Euro since issuance had resulted in an increase of $24 million and $44 million, respectively. As of September 30, 2026, we had outstanding associated cross-currency swap agreements which are designated as cash flow hedges.
(c)Reflects the portion of cash consideration payable if all the outstanding securities as of the end of the reporting period were converted by the holders.
(d)Excludes our “Debt fair value adjustments” which decreased our total debt balance by $98 million as of September 30, 2026 and increased our total debt balance by $180 million as of December 31, 2025.

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

On August 6, 2026, we issued in a registered offering, two series of senior notes consisting of $1,150 million aggregate principal amount of 5.55% senior notes due 2036 and $600 million aggregate principal amount of 6.15% senior notes due 2056 and received combined net proceeds of $1,730 million.

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

As of September 30, 2026, we had no borrowings outstanding under our credit facility, no borrowings outstanding under our commercial paper program, and $10 million in letters of credit. Our availability under our credit facility as of September 30, 2026 was approximately $3,490 million. For the periods ended September 30, 2026 and 2025, we were in compliance with all required covenants.

Fair Value of Financial Instruments

The carrying value and estimated fair value of our outstanding debt balances are disclosed below:

	September 30, 2026		December 31, 2025
	Carrying value	Estimated fair value(a)	Carrying value	Estimated fair value(a)
	(In millions)
Total debt	$33,073	$31,273	$32,003	$31,966
(a)Included in the estimated fair value are amounts for our Trust I Preferred Securities of $217 million as of both September 30, 2026 and December 31, 2025.

We used Level 2 input values to measure the estimated fair value of our outstanding debt balance as of both September 30, 2026 and December 31, 2025.

4. Stockholders’ Equity

Class P Common Stock

Dividends

The following table provides information about our per share dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Per share cash dividend declared for the period	$0.2975	$0.2925	$0.8925	$0.8775
Per share cash dividend paid in the period	0.2975	0.2925	0.8875	0.8725

On October 21, 2026, our board of directors declared a cash dividend of $0.2975 per share for the quarterly period ended September 30, 2026, which is payable on November 16, 2026 to shareholders of record as of the close of business on November 2, 2026.

Accumulated Other Comprehensive Income (Loss)

Changes in the components of our “Accumulated other comprehensive income (loss)” not including noncontrolling interests are summarized as follows:

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive income (loss)
	(In millions)
Balance as of December 31, 2025	$67	$(22)	$45
Other comprehensive loss before reclassifications	(308)	(9)	(317)
Loss reclassified from accumulated other comprehensive loss	110	—	110
Net current-period change in accumulated other comprehensive loss	(198)	(9)	(207)
Balance as of September 30, 2026	$(131)	$(31)	$(162)

	Net unrealized gains/(losses) on cash flow hedge derivatives	Pension and other postretirement liability adjustments	Total accumulated other comprehensive loss
	(In millions)
Balance as of December 31, 2024	$(33)	$(62)	$(95)
Other comprehensive gain (loss) before reclassifications	145	(5)	140
Gain reclassified from accumulated other comprehensive loss	(59)	—	(59)
Net current-period change in accumulated other comprehensive loss	86	(5)	81
Balance as of September 30, 2025	$53	$(67)	$(14)

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

Energy Commodity Price Risk Management

As of September 30, 2026, we had the following outstanding commodity forward contracts to hedge our forecasted energy commodity purchases and sales:

	Net open position long/(short)
Derivatives designated as hedging contracts
Crude oil fixed price	(14.0)	MMBbl
Derivatives not designated as hedging contracts
Crude oil fixed price	(0.9)	MMBbl
Crude oil basis	(1.3)	MMBbl
Natural gas fixed price	(48.7)	Bcf
Natural gas basis	(136.7)	Bcf
NGL fixed price	(1.4)	MMBbl

As of September 30, 2026, the maximum length of time over which we have hedged, for accounting purposes, our exposure to the variability in future cash flows associated with energy commodity price risk is through December 2028.

Interest Rate Risk Management

We utilize interest rate derivatives to hedge our exposure to both changes in the fair value of our fixed rate debt instruments and variability in expected future cash flows attributable to variable interest rate payments. The following table summarizes our outstanding interest rate contracts as of September 30, 2026:

	Notional amount	Accounting treatment	Maximum term
	(In millions)
Derivatives designated as hedging instruments
Fixed-to-variable interest rate contracts(a)	$4,500	Fair value hedge	February 2041
(a)The principal amount of hedged senior notes is included in “Long-term debt” on our accompanying consolidated balance sheets.

Foreign Currency Risk Management

We utilize foreign currency derivatives to hedge our exposure to variability in foreign exchange rates. The following table summarizes our outstanding foreign currency contracts as of September 30, 2026:

	Notional amount	Accounting treatment	Maturity
	(In millions)
Derivatives designated as hedging instruments
EUR-to-USD cross currency swap contracts(a)	$543	Cash flow hedge	March 2027
(a)These swaps eliminate the foreign currency risk associated with our Euro-denominated debt which matures in March 2027.

Impact of Derivative Contracts on Our Consolidated Financial Statements

The following table summarizes the fair values of our derivative contracts included on our accompanying consolidated balance sheets:

Fair Value of Derivative Contracts
Location	Derivatives Asset		Derivatives Liability
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In millions)
Derivatives designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	$—	$56	$(129)	$—
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	—	36	(36)	—
Subtotal	—	92	(165)	—
Interest rate contracts
Other current assets/(Other current liabilities)	2	4	(60)	(25)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	1	32	(264)	(111)
Subtotal	3	36	(324)	(136)
Foreign currency contracts
Other current assets/(Other current liabilities)	21	—	—	(2)
Deferred charges and other assets	—	41	—	—
Subtotal	21	41	—	(2)
Total	24	169	(489)	(138)

Derivatives not designated as hedging instruments
Energy commodity derivative contracts
Other current assets/(Other current liabilities)	51	75	(49)	(74)
Deferred charges and other assets/(Other long-term liabilities and deferred credits)	3	4	(25)	(1)
Total	54	79	(74)	(75)
Total derivatives	$78	$248	$(563)	$(213)

The following two tables summarize the fair value measurements of our derivative contracts based on the three levels established by the ASC. The tables also identify the impact of derivative contracts which we have elected to present on our accompanying consolidated balance sheets on a gross basis that are eligible for netting under master netting agreements.

	Balance sheet asset fair value measurements by level				Contracts available for netting	Cash collateral held(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2026
Energy commodity derivative contracts(b)	$41	$13	$—	$54	$(41)	$—	$13
Interest rate contracts	—	3	—	3	—	—	3
Foreign currency contracts	—	21	—	21	—	—	21
As of December 31, 2025
Energy commodity derivative contracts(b)	$20	$151	$—	$171	$(68)	$—	$103
Interest rate contracts	—	36	—	36	(6)	—	30
Foreign currency contracts	—	41	—	41	—	—	41

	Balance sheet liability fair value measurements by level				Contracts available for netting	Cash collateral posted(a)
	Level 1	Level 2	Level 3	Gross amount			Net amount
	(In millions)
As of September 30, 2026
Energy commodity derivative contracts(b)	$(6)	$(233)	$—	$(239)	$41	$(1)	$(199)
Interest rate contracts	—	(324)	—	(324)	—	—	(324)
As of December 31, 2025
Energy commodity derivative contracts(b)	$(12)	$(63)	$—	$(75)	$68	$(2)	$(9)
Interest rate contracts	—	(136)	—	(136)	6	—	(130)
Foreign currency contracts	—	(2)	—	(2)	—	—	(2)
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

The following tables summarize the pre-tax impact of our derivative contracts on our accompanying consolidated statements of income and comprehensive income:

Derivatives in fair value hedging relationships	Location	Gain/(loss) recognized in income on derivatives and related hedged item
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(In millions)
Interest rate contracts	Interest, net	$(170)	$15	$(221)	$136

Hedged fixed rate debt(a)	Interest, net	$170	$(25)	$221	$(145)
(a)As of September 30, 2026, the cumulative amount of fair value hedging adjustments resulted in a decrease of $322 million in the carrying value of our hedged fixed rate debt balance and is included in “Debt fair value adjustments” on our accompanying consolidated balance sheet.

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Three Months Ended September 30,			Three Months Ended September 30,
	2026	2025		2026	2025
	(In millions)			(In millions)
Energy commodity derivative contracts	$(185)	$32	Revenues—Commodity sales	$(45)	$17
			Costs of sales	—	(1)
Foreign currency contracts	(4)	(3)	Other, net	(5)	(3)
Total	$(189)	$29	Total	$(50)	$13

Derivatives in cash flow hedging relationships	Gain/(loss) recognized in OCI on derivatives(a)		Location	Gain/(loss) reclassified from Accumulated OCI into income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2026	2025		2026	2025
	(In millions)			(In millions)
Energy commodity derivative contracts	$(378)	$122	Revenues—Commodity sales	$(121)	$11
			Costs of sales	—	(2)
Foreign currency contracts	(17)	67	Other, net	(21)	69
Total	$(395)	$189	Total	$(142)	$78
(a)We expect to reclassify an approximate $101 million loss associated with cash flow hedge price risk management activities included in our accumulated other comprehensive loss balance as of September 30, 2026 into earnings during the next twelve months (when the associated forecasted transactions are also expected to impact earnings); however, actual amounts reclassified into earnings could vary materially as a result of changes in market prices.

Derivatives not designated as accounting hedges	Location	Gain/(loss) recognized in income on derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(In millions)
Energy commodity derivative contracts	Revenues—Commodity sales	$(17)	$6	$6	$22
	Costs of sales	11	(25)	(113)	(45)
	Earnings from equity investments	1	1	2	1
Interest rate contracts	Interest, net	—	(2)	—	(4)
Total(a)		$(5)	$(20)	$(105)	$(26)
(a)The amounts for the three and nine months ended September 30, 2026 include approximate gains (losses) of $7 million and $(82) million, respectively, and the amounts for the three and nine months ended September 30, 2025 include approximate losses of $4 million and $20 million, respectively, associated with natural gas, crude, and NGL derivative contract settlements.

Credit Risks

In conjunction with certain derivative contracts, we are required to provide collateral to our counterparties, which may include posting letters of credit or placing cash in margin accounts. As of September 30, 2026 and December 31, 2025, we had no outstanding letters of credit supporting our commodity price risk management program. As of September 30, 2026 and December 31, 2025, we had cash margins of $14 million and $24 million, respectively, posted with our counterparties by us and reported within “Restricted deposits” on our accompanying consolidated balance sheets. The cash margin balance at September 30, 2026 represents the initial margin requirements of $15 million, offset by variation margin requirements of $1 million. We also use industry standard commercial agreements that allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we generally utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty.

We also have agreements with certain counterparties to our derivative contracts that contain provisions requiring the posting of additional collateral upon a decrease in our credit rating. As of September 30, 2026, based on our current mark-to-market positions and posted collateral, we estimate that if our credit rating were downgraded one or two notches, we would not be required to post additional collateral.

6. Revenue Recognition

Disaggregation of Revenues

The following tables present our revenues disaggregated by segment, revenue source, and type of revenue for each revenue source:

	Three Months Ended September 30, 2026
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,088	$68	$228	$—	$(1)	$1,383
Fee-based services	363	261	115	13	(2)	750
Total services	1,451	329	343	13	(3)	2,133
Commodity sales
Natural gas sales	993	—	—	9	(3)	999
Product sales	306	396	24	290	(1)	1,015
Other sales	8	—	—	32	(2)	38
Total commodity sales	1,307	396	24	331	(6)	2,052
Total revenues from contracts with customers	2,758	725	367	344	(9)	4,185
Other revenues
Leasing services(b)	112	41	195	17	—	365
Derivatives adjustments on commodity sales	(2)	—	—	(60)	—	(62)
Other	31	6	—	6	—	43
Total other revenues	141	47	195	(37)	—	346
Total revenues	$2,899	$772	$562	$307	$(9)	$4,531

	Three Months Ended September 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$1,037	$51	$217	$—	$(1)	$1,304
Fee-based services	282	282	106	12	(1)	681
Total services	1,319	333	323	12	(2)	1,985
Commodity sales
Natural gas sales	952	—	—	10	(2)	960
Product sales	239	292	9	210	(2)	748
Other sales	7	—	—	24	(1)	30
Total commodity sales	1,198	292	9	244	(5)	1,738
Total revenues from contracts with customers	2,517	625	332	256	(7)	3,723
Other revenues
Leasing services(b)	115	46	186	18	—	365
Derivatives adjustments on commodity sales	18	—	—	5	—	23
Other	26	6	—	3	—	35
Total other revenues	159	52	186	26	—	423
Total revenues	$2,676	$677	$518	$282	$(7)	$4,146

	Nine Months Ended September 30, 2026
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$3,313	$192	$705	$1	$(3)	$4,208
Fee-based services	1,036	797	324	38	(6)	2,189
Total services	4,349	989	1,029	39	(9)	6,397
Commodity sales
Natural gas sales	3,229	—	—	36	(6)	3,259
Product sales	808	1,225	70	869	(9)	2,963
Other sales	25	—	—	92	(2)	115
Total commodity sales	4,062	1,225	70	997	(17)	6,337
Total revenues from contracts with customers	8,411	2,214	1,099	1,036	(26)	12,734
Other revenues
Leasing services(b)	334	128	586	47	—	1,095
Derivatives adjustments on commodity sales	34	(1)	—	(148)	—	(115)
Other	87	20	—	15	—	122
Total other revenues	455	147	586	(86)	—	1,102
Total revenues	$8,866	$2,361	$1,685	$950	$(26)	$13,836

	Nine Months Ended September 30, 2025
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues from contracts with customers(a)
Services
Firm services	$3,128	$151	$662	$1	$(3)	$3,939
Fee-based services	864	817	306	32	(4)	2,015
Total services	3,992	968	968	33	(7)	5,954
Commodity sales
Natural gas sales	2,802	—	—	37	(6)	2,833
Product sales	712	898	41	663	(6)	2,308
Other sales	21	—	—	77	(2)	96
Total commodity sales	3,535	898	41	777	(14)	5,237
Total revenues from contracts with customers	7,527	1,866	1,009	810	(21)	11,191
Other revenues
Leasing services(b)	340	146	560	53	—	1,099
Derivatives adjustments on commodity sales	24	—	—	9	—	33
Other	75	19	—	12	—	106
Total other revenues	439	165	560	74	—	1,238
Total revenues	$7,966	$2,031	$1,569	$884	$(21)	$12,429
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

Contract Balances

As of September 30, 2026 and December 31, 2025, our contract asset balances were $33 million and $30 million, respectively, and our contract liability balances were $488 million and $459 million, respectively. Of the December 31, 2025 contract asset and liability balances, $19 million was transferred to accounts receivable and $112 million was recognized as revenue during the nine months ended September 30, 2026, respectively.

In addition, we had a lease contract liability balance associated with prepaid fixed reservation charges relating to contracts expiring from 2035 to 2040, under a long-term terminal services contract totaling $489 million and $531 million as of September 30, 2026 and December 31, 2025, respectively.

Revenue Allocated to Remaining Performance Obligations

The following table presents our estimated revenue related to unsatisfied performance obligations representing fixed consideration primarily related to commodity sales or service contracts with take-or-pay or minimum volume commitments that we expect to recognize in future periods:

	Remaining 2026	2027	2028 and thereafter
	(In billions)
Estimated revenue as of September 30, 2026	$1	$5	$31
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

Financial information by segment follows:

	Three Months Ended September 30, 2026
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,894	$772	$560	$305	$—	$4,531
Intersegment revenues	5	—	2	2	(9)	—
Total revenues	2,899	772	562	307	(9)	4,531
Costs of sales	(1,163)	(364)	(19)	(26)
Labor	(88)	(33)	(73)	(14)
Fuel and power	(27)	(23)	(5)	(37)
Field - non-labor(a)	(252)	(190)	(136)	(65)
Taxes, other than income taxes	(78)	(10)	(19)	(13)
Earnings from equity investments	201	19	4	6
Other segment items(b)	9	1	71	14
Total Segment EBDA(c)(d)	$1,501	$172	$385	$172		2,230
DD&A						(628)
General and administrative and corporate charges						(192)
Interest, net(e)						(430)
Income tax expense						(190)
Net income						$790

Other segment activity information:
DD&A	$314	$88	$128	$90	$8	$628
Capital expenditures	812	34	107	75	17	1,045

	Three Months Ended September 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$2,672	$677	$516	$281	$—	$4,146
Intersegment revenues	4	—	2	1	(7)	—
Total revenues	2,676	677	518	282	(7)	4,146
Costs of sales	(1,089)	(281)	(9)	(22)
Labor	(84)	(34)	(70)	(13)
Fuel and power	(23)	(25)	(4)	(42)
Field - non-labor(a)	(237)	(52)	(135)	(64)
Taxes, other than income taxes	(70)	(10)	(16)	(12)
Earnings (loss) from equity investments	212	13	(10)	6
Other segment items(b)	6	—	—	—
Total Segment EBDA(f)	$1,391	$288	$274	$135		2,088
DD&A						(609)
General and administrative and corporate charges						(184)
Interest, net(e)						(456)
Income tax expense						(185)
Net income						$654

Other segment activity information:
DD&A	$294	$81	$130	$98	$6	$609
Capital expenditures	572	53	79	79	10	793

	Nine Months Ended September 30, 2026
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$8,849	$2,361	$1,678	$948	$—	$13,836
Intersegment revenues	17	—	7	2	(26)	—
Total revenues	8,866	2,361	1,685	950	(26)	13,836
Costs of sales	(3,500)	(1,109)	(55)	(78)
Labor	(262)	(101)	(213)	(41)
Fuel and power	(78)	(64)	(15)	(95)
Field - non-labor(a)	(709)	(279)	(414)	(186)
Taxes, other than income taxes	(235)	(30)	(46)	(39)
Earnings from equity investments	619	55	11	24
Other segment items(b)	31	2	71	31
Total Segment EBDA(c)(d)	$4,732	$835	$1,024	$566		7,157
DD&A						(1,881)
General and administrative and corporate charges						(557)
Interest, net(e)						(1,285)
Income tax expense						(749)
Net income						$2,685

Other segment activity information:
DD&A	$916	$257	$389	$298	$21	$1,881
Capital expenditures	2,219	110	246	206	50	2,831

	Nine Months Ended September 30, 2025
	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Revenues
Revenues from external customers	$7,953	$2,031	$1,563	$882	$—	$12,429
Intersegment revenues	13	—	6	2	(21)	—
Total revenues	7,966	2,031	1,569	884	(21)	12,429
Costs of sales	(3,124)	(866)	(38)	(70)
Labor	(248)	(99)	(209)	(39)
Fuel and power	(62)	(68)	(15)	(108)
Field - non-labor(a)	(659)	(160)	(411)	(181)
Taxes, other than income taxes	(215)	(33)	(43)	(37)
Earnings (loss) from equity investments	593	44	(6)	16
Other segment items(b)	29	1	2	1
Total Segment EBDA(f)	$4,280	$850	$849	$466		6,445
DD&A						(1,835)
General and administrative and corporate charges						(564)
Interest, net(e)						(1,359)
Income tax expense						(548)
Net income						$2,139

Other segment activity information:
DD&A	$875	$274	$388	$279	$19	$1,835
Capital expenditures	1,474	192	232	264	44	2,206

	Reportable Segments
	Natural Gas Pipelines	Products Pipelines	Terminals	CO2	Corporate and Eliminations	Total
	(In millions)
Segment balance sheet information:
As of September 30, 2026
Investments	$7,196	$389	$180	$69	$2	$7,836
Other intangibles, net	1,075	355	11	381	—	1,822
Total assets(g)	54,672	7,969	7,827	3,488	1,441	75,397
As of December 31, 2025
Investments	$6,962	$381	$122	$67	$—	$7,532
Other intangibles, net	900	403	13	414	—	1,730
Total assets(g)	52,546	8,044	7,917	3,608	633	72,748
(a)Includes outside services, pipeline integrity maintenance, materials and supplies, and other operating costs.
(b)Includes miscellaneous operating and non-operating items primarily related to allowance for equity funds used during construction.
(c)Includes non-cash risk management activities amounts for the three and nine months ended September 30, 2026 of $10 million and $(5) million, $(3) million and $(4) million, and $(12) million and $(14) million, respectively, for our Natural Gas Pipelines, Products Pipelines, and CO2 business segments, respectively.
(d)Includes non-cash legal, environmental, and other expense accruals for each of the three and nine months ended September 30, 2026 of $138 million for our Products Pipelines business segment.
(e)We do not attribute interest and debt expense to any of our reportable business segments.

(f)Includes non-cash risk management activities amounts for the three and nine months ended September 30, 2025 of $(12) million and $(3) million, none and $(1) million, and $(1) million and $3 million, respectively, for our Natural Gas Pipelines, Products Pipelines, and CO2 business segments, respectively.
(g)Corporate assets include cash and cash equivalents, restricted deposits, certain prepaid assets and deferred charges, risk management assets related to derivative contracts, corporate headquarters in Houston, Texas, and miscellaneous corporate assets (such as IT, telecommunications equipment, and legacy activity) not allocated to our reportable segments.

8.  Income Taxes

Income tax expense included on our accompanying consolidated statements of income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except percentages)
Income tax expense	$190	$185	$749	$548
Effective tax rate	19.4%	22.0%	21.8%	20.4%

The effective tax rate for the three months ended September 30, 2026 is lower than the statutory federal rate of 21% primarily due to (i) an adjustment to our deferred tax liability as a result of the reduction in the state effective tax rates; (ii) tax benefits from equity based compensation; and (iii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL, partially offset by state taxes.

The effective tax rate for the nine months ended September 30, 2026 is higher than the statutory federal rate of 21% primarily due to (i) an adjustment to Texas Margin Tax as a result of the enactment of bonus depreciation provisions; and (ii) state income taxes, partially offset by (i) an adjustment to our deferred tax liability as a result of the reduction in the state effective tax rates; (ii) tax benefits from equity based compensation; and (iii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL.

The effective tax rate for the three months ended September 30, 2025 is higher than the statutory federal tax rate of 21% primarily due to state income taxes, partially offset by dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL.

The effective tax rate for the nine months ended September 30, 2025 is lower than the statutory federal tax rate of 21% primarily due to (i) the recognition of investment tax credits generated by a biogas project; (ii) an adjustment to our deferred tax liability as a result of modified income allocations; and (iii) dividend-received deductions from our investments in Citrus, NGPL Holdings LLC, and PPL, partially offset by state income taxes.

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

SFPP California Public Utilities Commission (CPUC) Proceeding

SFPP submitted five applications at the CPUC over the period covering 2021 through 2026 seeking to increase SFPP’s intrastate pipeline transportation rates. Shippers protested each of SFPP’s applications on the basis of their assertion that the requested rate increases are not just and reasonable. SFPP’s first four rate applications were consolidated (A.24-01-020) in August 2024, and an evidentiary hearing on the consolidated applications was held in June 2025. On July 10, 2026, the presiding administrative law judge issued an interim proposed decision concluding that SFPP’s connected destination terminals are subject to CPUC jurisdiction but made no finding as to how those terminals should be considered when evaluating SFPP’s pipeline rates. If adopted by the CPUC, the interim proposed decision would require SFPP to provide supplemental testimony with respect to the consolidated applications to address the revenues and costs associated with all CPUC-jurisdictional assets, including the connected destination terminals. SFPP disagrees with the interim proposed decision and intends to continue to vigorously defend its position. The interim proposed decision remains subject to review and approval by the CPUC. If and to the extent that the shippers prevail in these proceedings, SFPP may be required to provide refunds and could be required to reduce certain rates prospectively. Although the ultimate outcome of these matters is uncertain, including whether any refunds or prospective rate adjustments may be required, it is not expected to have a material impact to our financial position, cash flows, or operating results.

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

Pension Plan Litigation

On February 22, 2021, Kinder Morgan Retirement Plan A participants Curtis Pedersen and Beverly Leutloff filed a purported class action lawsuit under the Employee Retirement Income Security Act of 1974 (ERISA). The named plaintiffs were hired initially by the ANR Pipeline Company (ANR) in the late 1970s. Following a series of corporate acquisitions, plaintiffs became participants in pension plans sponsored by the Coastal Corporation (Coastal), El Paso Corporation (El Paso) and our company by virtue of our acquisition of El Paso in 2012 and our assumption of certain of El Paso’s pension plan obligations. The complaint, which was transferred to the U.S. District Court for the Southern District of Texas (Civil Action No. 4:21-3590) and amended to include the Kinder Morgan Retirement Plan B, alleges that the series of foregoing transactions resulted in changes to plaintiffs’ retirement benefits that are now contested on a class-wide basis. The complaint asserts six claims that fall within three primary theories of liability. Claims I, II, and III challenge plan provisions that are alleged to constitute impermissible “backloading” or “cutback” of benefits and seek the same plan modification as to how the plans calculate benefits for former participants in the Coastal plan. Claims IV and V allege that former participants in the ANR plans should be eligible for unreduced benefits at younger ages than the plans currently provide. Claim VI asserts that actuarial assumptions used to calculate reduced early retirement benefits for current or former ANR employees are outdated and therefore unreasonable. On February 8, 2024, the Court certified a class defined as any and all persons who participated in the Kinder Morgan Retirement Plan A or B who are current or former employees of ANR or Coastal, and participated in the El Paso pension plan after El Paso acquired Coastal in 2001, and are members of at least one of three subclasses of individuals who are allegedly due benefits. On July 25, 2024, the Court granted our motion for summary judgment with respect to Claims I and II based on the Court’s determination that the formula used to calculate projected service was neither backloaded nor a violation of ERISA’s anti-cutback rule. The Court granted plaintiffs’ motion for partial summary judgment with respect to Claim III because the Court found that the summary plan description did not include any clarifying examples or illustrations of accrued benefits using the applicable formula. The Court granted plaintiffs’ motion for partial summary judgment as to Claim IV based on its finding that an amendment to the plan in 2007 violated ERISA’s anti-cutback protection by terminating the accrual of early retirement benefits in connection with the sale of ANR. The Court granted plaintiffs’ motion for partial summary judgment as to Claim V based on its finding that the plan administrator used an inconsistent interpretation to calculate benefits for some retirees. The Court dismissed Claim VI without prejudice based on its finding that the claim is moot given the Court’s rulings on Claims IV and V. The Court’s decision on partial summary judgment did not address the extent of potential plan liabilities for past or future benefits or other potential damages or equitable relief. On March 11, 2025, the case was mediated without resolution, after which the parties filed summary judgment motions to address potential remedies for the remaining claims. Plaintiffs seek equitable and other relief including early retirement benefits, monetary damages, or other equitable relief estimated to be in excess of $150 million. We vigorously oppose the form and scope of relief sought by the plaintiffs and believe we have numerous and substantial defenses to support our vigorous defense at the trial or appellate levels if necessary. On April 22, 2025, the case was referred to a Magistrate Judge to conduct all pretrial proceedings including recommended rulings on plaintiffs’ motion for equitable remedies. On February 10, 2026, the Magistrate Judge issued a Memorandum and Recommendation that plaintiffs’ motion for equitable relief should be granted in part and denied in part. The Memorandum and Recommendation rejected or significantly narrowed a number of plaintiffs’ theories of recovery. On August 10, 2026, the presiding U.S. District Court Judge rejected and modified the Magistrate’s Memorandum and Recommendation in substantial part and awarded equitable relief for Claims III, IV, and V. The Court ordered the formula for benefit accrual to be reformed and amended in a manner generally consistent with the scope of relief sought by the plaintiffs and further ordered and enjoined defendants to enforce the plans as reformed by the Court’s order. We disagree respectfully and strongly with the Court’s order to reform and amend a common legacy plan benefit formula that was determined previously by the Court to comply with ERISA. We believe that the Court’s equitable remedy departs significantly from governing precedent and have filed a notice of appeal to the U.S. Court of Appeals for the 5th Circuit and a motion to stay the decision pending appeal. To the extent an adverse judgment or settlement results in an increase in plan liabilities, we may elect as the sponsor of the plans to address them in accordance with applicable ERISA provisions, including provisions that allow for contributions to the plans over multiple years.

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

Portland Harbor Superfund Site, Willamette River, Portland, Oregon

On January 6, 2017, the EPA issued a Record of Decision (ROD) that established a final remedy and cleanup plan for an industrialized area on the lower reach of the Willamette River commonly referred to as the Portland Harbor Superfund Site (PHSS). The cost for the final remedy was estimated to be more than $2.8 billion at the time that the EPA finalized the Record of Decision, however remedial costs are expected to rise significantly based on the expanded scope of the remedy. The work has been divided between more than 20 separate project areas spanning 11 river miles, and active cleanup is expected to take more than 10 years to complete. KMLT, KMBT, and some 90 other PRPs identified by the EPA are involved in a confidential non-judicial allocation process to determine each party’s respective share of the cleanup costs related to the final remedy set forth by the ROD. We are participating in the allocation process on behalf of KMLT (in connection with its ownership or operation of two facilities) and KMBT (in connection with its ownership or operation of two facilities). Effective January 31, 2020, KMLT entered into separate Administrative Settlement Agreements and Orders on Consent (ASAOC) to complete remedial design for two distinct areas within the PHSS associated with KMLT’s facilities. The ASAOC obligates KMLT to pay a share of the remedial design costs for cleanup activities related to these two areas as required by the ROD. Our share of responsibility for the PHSS costs will not be determined until the ongoing non-judicial allocation process is concluded or a lawsuit is filed that results in a judicial decision allocating responsibility. At this time, we anticipate the non-judicial allocation process will be complete by sometime in 2027. At this time, we are unable to reasonably estimate the extent of our liability for the costs related to the design of the proposed remedy and cleanup of the PHSS. In August 2024, we reached an agreement to settle other claims first made in January 2021 asserted by natural resource state and federal trustees relating to natural resource damages at the PHSS.

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

General

As of September 30, 2026 and December 31, 2025, we had liabilities of $397 million and $261 million, respectively, recorded for legal and environmental matters. In addition, as of September 30, 2026 and December 31, 2025, we had receivables of $9 million and $10 million, respectively, recorded for expected cost recoveries associated with environmental matters that have been deemed probable.

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

Acquisition and Divestiture

The following divestiture and acquisition were made during the 2026 period. See Note 2 “Acquisitions and Divestiture” to our consolidated financial statements for further information on these transactions.

Event	Description	Business Segment
Terminals disposition and acquisition of additional equity investment interests $136 million (September 2026)	We divested certain terminals and terminal assets located in Florida for mixed consideration of cash and additional interests in an equity investment.	Terminals (Other)
Monument Pipeline system acquisition $503 million (May 2026)	Natural gas pipeline system serving Houston, Texas and the surrounding metropolitan area which includes approximately 225 miles of pipelines and provides transportation and storage services to gas utilities, LNG shippers, and industrial customers.	Natural Gas Pipelines (Midstream)

2026 Dividends and Discretionary Capital

We expect to declare dividends of $1.19 per share for 2026, a 2% increase from the 2025 declared dividends of $1.17 per share. We expect to invest $4.2 billion in expansion projects, acquisitions, and contributions to joint ventures during 2026.

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

GAAP Financial Measures

Our Consolidated Earnings Results for the three and nine months ended September 30, 2026 and 2025 present Net income attributable to Kinder Morgan, Inc., as prepared and presented in accordance with GAAP, and Segment EBDA, which is disclosed in Note 7 “Reportable Segments” pursuant to FASB ASC 280. The composition of Segment EBDA is not addressed nor prescribed by generally accepted accounting principles. Segment EBDA is a useful measure of our operating performance because it measures the operating results of our segments before DD&A and certain expenses that are generally not controllable by our business segment operating managers, such as general and administrative expenses and corporate charges, interest expense, net, and income taxes. Our general and administrative expenses and corporate charges include such items as unallocated employee benefits, insurance, rentals, unallocated litigation and environmental expenses, and shared corporate services including accounting, IT, human resources, and legal services.

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

Certain Items

Certain Items, as adjustments used to calculate our non-GAAP financial measures, are items that are required by GAAP to be reflected in Net income attributable to Kinder Morgan, Inc., but typically (i) do not have a cash impact (for example, unsettled commodity hedges and asset impairments), (ii) by their nature are separately identifiable from our normal business operations and in most cases are likely to occur only sporadically (for example, certain legal settlements, enactment of new tax legislation, and casualty losses), or (iii) align the timing of cash impacts from natural gas inventory hedges with the future associated physical withdrawals from inventory. (See the tables included in “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.,” “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock,” and “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA” below). We also include adjustments related to joint ventures (see “—Amounts associated with Joint Ventures” below). The following table summarizes our Certain Items for the three and nine months ended September 30, 2026 and 2025, which are also described in more detail in the footnotes to tables included in “—Segment Earnings Results” below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Certain Items
Legal, environmental, and other accruals	$138	$—	$138	$—
Risk management activities(a)(b)	3	24	33	13
Gain on divestiture, net(c)	(71)	—	(71)	—
Income tax Certain Items(d)	(42)	(4)	(31)	(41)
Other	—	—	—	1
Total Certain Items(e)(f)	$28	$20	$69	$(27)
(a)Includes changes in fair value of unsettled derivatives, of which gains or losses are reflected within non-GAAP financial measures when realized.
(b)Includes natural gas inventory hedges of which gains or losses are reflected within non-GAAP financial measures when the associated physical gas is withdrawn from inventory.
(c)Amounts for the three and nine-month periods ended September 30, 2026, reflect a gain recognized on the sale of certain assets in our Terminals business segment.
(d)Represents the income tax provision on Certain Items plus discrete income tax items. Includes the impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments and is separate from the related tax provision recognized at the investees by the joint ventures which are also taxable entities.
(e)Amounts for the periods ended September 30, 2026 and 2025 include $(1) million for each of the three-month periods and $(2) million and $(1) million for the nine-month periods, respectively, reported within “Earnings from equity investments” on the accompanying consolidated statement of income of “Risk management activities.”
(f)2025 amounts for the three and nine-month periods include $11 million and $12 million, respectively, reported within “Interest, net” on the accompanying consolidated statement of income of “Risk management activities.”

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

Net Debt

Net Debt is calculated, based on amounts as of September 30, 2026, by subtracting the following amounts from our debt balance of $33,073 million: (i) cash and cash equivalents of $918 million; (ii) debt fair value adjustments of $(98) million; and (iii) the foreign exchange impact on Euro-denominated bonds of $24 million for which we have entered into currency swaps to convert that debt to U.S. dollars. Net Debt, on its own and in conjunction with our Adjusted EBITDA as part of a ratio of Net Debt-to-Adjusted EBITDA, is a non-GAAP financial measure that is used by management, investors, and other external users of our financial information to evaluate our leverage. Our ratio of Net Debt-to-Adjusted EBITDA is also used as a supplemental performance target for purposes of our annual incentive compensation program. We believe the most comparable measure to Net Debt is total debt.

Consolidated Earnings Results

The following tables summarize the key components of our consolidated earnings results.

	Three Months Ended September 30,
	2026	2025	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$4,531	$4,146	$385	9%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(1,566)	(1,395)	(171)	(12)%
Operations and maintenance	(949)	(786)	(163)	(21)%
DD&A	(628)	(609)	(19)	(3)%
General and administrative	(190)	(183)	(7)	(4)%
Taxes, other than income taxes	(121)	(111)	(10)	(9)%
Other income, net	83	1	82	8,200%
Total Operating Costs, Expenses and Other	(3,371)	(3,083)	(288)	(9)%
Operating Income	1,160	1,063	97	9%
Other Income (Expense)
Earnings from equity investments	231	221	10	5%
Interest, net	(430)	(456)	26	6%
Other, net	19	11	8	73%
Total Other Expense	(180)	(224)	44	20%
Income Before Income Taxes	980	839	141	17%
Income Tax Expense	(190)	(185)	(5)	(3)%
Net Income	790	654	136	21%
Net Income Attributable to Noncontrolling Interests	(26)	(26)	—	—%
Net Income Attributable to Kinder Morgan, Inc.	$764	$628	$136	22%
Basic and diluted earnings per share	$0.34	$0.28	$0.06	21%
Basic and diluted weighted average shares outstanding	2,227	2,224	3	—%
Declared dividends per share	$0.2975	$0.2925	$0.005	2%

	Nine Months Ended September 30,
	2026	2025	Earnings increase/(decrease)
	(In millions, except per share amounts and percentages)
Revenues	$13,836	$12,429	$1,407	11%
Operating Costs, Expenses and Other
Costs of sales (exclusive of items shown separately below)	(4,720)	(4,082)	(638)	(16)%
Operations and maintenance	(2,466)	(2,270)	(196)	(9)%
DD&A	(1,881)	(1,835)	(46)	(3)%
General and administrative	(566)	(558)	(8)	(1)%
Taxes, other than income taxes	(355)	(334)	(21)	(6)%
Other income, net	102	10	92	920%
Total Operating Costs, Expenses and Other	(9,886)	(9,069)	(817)	(9)%
Operating Income	3,950	3,360	590	18%
Other Income (Expense)
Earnings from equity investments	710	647	63	10%
Interest, net	(1,285)	(1,359)	74	5%
Other, net	59	39	20	51%
Total Other Expense	(516)	(673)	157	23%
Income Before Income Taxes	3,434	2,687	747	28%
Income Tax Expense	(749)	(548)	(201)	(37)%
Net Income	2,685	2,139	546	26%
Net Income Attributable to Noncontrolling Interests	(78)	(79)	1	1%
Net Income Attributable to Kinder Morgan, Inc.	$2,607	$2,060	$547	27%
Basic and diluted earnings per share	$1.17	$0.92	$0.25	27%
Basic and diluted weighted average shares outstanding	2,226	2,223	3	—%
Declared dividends per share	$0.8925	$0.8775	$0.015	2%

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

Below is a discussion of significant changes in our Consolidated Earnings Results for the comparable three and nine-month periods ended September 30, 2026 and 2025:

Revenues

Revenues increased $385 million and $1,407 million for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year periods. These increases were primarily due to (i) increases in product sales of $267 million and $655 million, respectively, driven by higher commodity prices, and in the nine-month period, higher volumes; (ii) increases in services revenues of $148 million and $443 million, respectively, resulting from higher volumes, including expansion projects placed into service, primarily in our Natural Gas Pipelines business segment; and (iii) an increase in natural gas sales of $39 million and $426 million, respectively, due to higher volumes, and in the nine-month period, higher commodity prices, partially offset in the three-month period by lower commodity prices. These increases in revenues were partially offset by $85 million and $148 million, respectively, for the impacts of derivative contracts used to hedge commodity sales. The increases in sales revenues were partially offset by corresponding increases in our costs of sales as described below under “Operating Costs, Expenses and Other—Costs of sales.”

Operating Costs, Expenses and Other

Costs of sales

Costs of sales increased $171 million and $638 million for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year periods. The increases were primarily due to (i) increases of $158 million and $334 million, respectively, in costs of sales for products driven by higher commodity prices, and in the nine-month period, higher volumes; (ii) an increase in the nine-month period of $66 million related to derivative contracts used to hedge commodity purchases; and (iii) increases of $38 million and $225 million, respectively, in costs of sales for natural gas due to higher volumes partially offset, in the nine-month period, by lower commodity prices. The increase in the three-month period was partially offset by a decrease of $37 million related to derivative contracts used to hedge commodity purchases.

Operations and Maintenance

Operations and maintenance increased $163 million and $196 million for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year periods. The increases were primarily driven by increased legal, environmental, and other expense accruals which we treated as a Certain Item, along with greater activity, including labor costs, and inflation.

Other Income, net

Other income, net increased $82 million and $92 million for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year periods. The increases were primarily due to a $71 million net gain on the sale of certain terminals and terminal assets located in Florida for mixed consideration of cash and additional interests in an equity investment, which we treated as a Certain Item.

Other Income (Expense)

Interest, net

In the table above, we report our interest expense as “net,” meaning that we have subtracted interest income and capitalized interest from our total interest expense to arrive at one interest amount. Interest, net decreased $26 million and $74 million for the three and nine months ended September 30, 2026, respectively, compared to the respective prior year periods. These decreases were primarily due to higher capitalized interest and lower interest rates associated with our fixed-to-variable interest rate swap agreements, partially offset by higher interest rates on our long-term debt.

Non-GAAP Financial Measures
Reconciliations from Net Income Attributable to Kinder Morgan, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except per share amounts)
Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.
Net income attributable to Kinder Morgan, Inc.	$764	$628	$2,607	$2,060
Certain Items(a)
Legal, environmental, and other accruals	138	—	138	—
Risk management activities	3	24	33	13
Gain on divestiture, net	(71)	—	(71)	—
Income tax Certain Items	(42)	(4)	(31)	(41)
Other	—	—	—	1
Total Certain Items	28	20	69	(27)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$792	$648	$2,676	$2,033

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Common Stock
Net income attributable to Kinder Morgan, Inc.	$764	$628	$2,607	$2,060
Total Certain Items(b)	28	20	69	(27)
Net income allocated to participating securities and other(c)	(4)	(4)	(13)	(11)
Adjusted Net Income Attributable to Common Stock	$788	$644	$2,663	$2,022

Adjusted EPS	$0.35	$0.29	$1.20	$0.91

Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted EBITDA
Net income attributable to Kinder Morgan, Inc.	$764	$628	$2,607	$2,060
Total Certain Items(b)	28	20	69	(27)
DD&A	628	609	1,881	1,835
Income tax expense(d)	232	189	780	589
Interest, net(e)	430	445	1,285	1,347
Amounts associated with joint ventures
Unconsolidated joint venture DD&A(f)	92	96	275	296
Remove consolidated joint venture partners’ DD&A	(16)	(16)	(47)	(47)
Unconsolidated joint venture income tax expense(g)	22	20	68	67
Adjusted EBITDA	$2,180	$1,991	$6,918	$6,120
(a)See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(b)See “—Non-GAAP Financial Measures—Reconciliation of Net Income Attributable to Kinder Morgan, Inc. to Adjusted Net Income Attributable to Kinder Morgan, Inc.” for a detailed listing.
(c)Other for each of the periods ended September 30, 2026 and 2025 includes Adjusted net income in excess of distributions for participating securities of less than $1 million.
(d)To avoid duplication, adjustments for income tax expense for the periods ended September 30, 2026 and 2025 exclude $(42) million and $(4) million for the three-month periods, respectively, and $(31) million and $(41) million for the nine-month periods, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above.
(e)To avoid duplication, adjustments for interest, net for the three and nine-month periods ended September 30, 2025 exclude $11 million and $12 million, respectively, which amounts are already included within “Certain Items.” See table included in “—Overview—Non-GAAP Financial Measures—Certain Items,” above.
(f)Includes amortization of basis differences related to our joint ventures.

(g)Includes the tax provision on Certain Items recognized by the investees that are taxable entities associated with our Citrus, NGPL Holdings LLC, and PPL. The impact of KMI’s income tax provision on Certain Items affecting earnings from equity investments is included within “Certain Items” above.

Below is a discussion of significant changes in our Adjusted Net Income Attributable to Kinder Morgan, Inc. and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$792	$648	$2,676	$2,033
Adjusted EBITDA	2,180	1,991	6,918	6,120

Change from prior period	Increase/(Decrease)
Adjusted Net Income Attributable to Kinder Morgan, Inc.	$144		$643
Adjusted EBITDA	$189		$798

Adjusted Net Income Attributable to Kinder Morgan, Inc. increased $144 million and $643 million for the three and nine months ended September 30, 2026, respectively, as compared to the respective prior year periods. The increases resulted primarily from favorable contributions across all of our business segments, which were also the primary drivers of the increase in Adjusted EBITDA of $189 million and $798 million, respectively.

General and Administrative and Corporate Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
General and administrative	$(190)	$(183)	$(566)	$(558)
Corporate benefit (charges)	(2)	(1)	9	(6)
Certain Items(a)	—	—	—	1
General and administrative and corporate charges	$(192)	$(184)	$(557)	$(563)

Change from prior period	Earnings increase/(decrease)
General and administrative	$(7)		$(8)
Corporate charges	(1)		15
Total	$(8)		$7

General and administrative expenses increased $7 million and $8 million, and corporate charges increased $1 million and decreased $15 million for the three and nine months ended September 30, 2026, respectively, when compared with the respective prior year periods. The combined changes for the three and nine-month periods include higher benefit-related and labor costs, which in the nine-month period were more than offset by lower pension, corporate office facility and legal costs.

Segment Earnings Results

Natural Gas Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$2,899	$2,676	$8,866	$7,966
Costs of sales	(1,163)	(1,089)	(3,500)	(3,124)
Other operating expenses(a)	(445)	(414)	(1,284)	(1,184)
Other income	—	1	2	8
Earnings from equity investments	201	212	619	593
Other, net	9	5	29	21
Segment EBDA	1,501	1,391	4,732	4,280
Certain Items:
Risk management activities	(12)	12	15	3
Certain Items(b)	(12)	12	15	3
Adjusted Segment EBDA	$1,489	$1,403	$4,747	$4,283

Change from prior period	Increase/(Decrease)
Segment EBDA	$110		$452
Adjusted Segment EBDA	$86		$464

Volumetric data(c)
Natural gas transport (BBtu/d)	49,273	47,918	49,032	46,377
Natural gas sales (BBtu/d)	4,131	3,712	3,978	3,051
Gathering (BBtu/d)	4,722	4,129	4,561	3,861
NGL transport (MBbl/d)	58	39	51	37
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)For the periods ending September 30, 2026 and 2025, Certain Items of (i) $(10) million and $13 million for the three-month periods, respectively, and $12 million and $4 million for the nine-month periods, respectively, are associated with our Midstream business and (ii) $(2) million and $(1) million for the three-month periods, respectively, and $3 million and $(1) million for the nine-month periods, respectively, are associated with our East business. See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share. Volumes for acquired assets are included for all periods presented. However, EBDA contributions from acquisitions are included only for the periods subsequent to their acquisition. Volumes for assets sold are excluded for all periods presented.

Below are the changes in Natural Gas Pipelines Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Midstream	$548	$483	$1,773	$1,452
West	252	221	782	716
East	701	687	2,177	2,112
Total Natural Gas Pipelines	$1,501	$1,391	$4,732	$4,280

Change from prior period	Increase/(Decrease)
Midstream	$65		$321
West	$31		$66
East	$14		$65

The changes in Natural Gas Pipelines Segment EBDA in the comparable three and nine-month periods ended September 30, 2026 and 2025 are explained by the following discussion:

•The $65 million (13%) and $321 million (22%) increases, respectively, in Midstream were primarily driven by higher volumes on KinderHawk Field Services LLC and, on our Texas intrastate systems, increased demand for our services and contributions from the acquired Monument assets. The increase in the nine-month period was further driven by (i) higher performance from acquired assets on our Hiland Midstream assets; (ii) higher commodity prices and volumes on KM Gas Marketing LLC; and (iii) higher volumes on Kinder Morgan Altamont LLC, partially offset by the divestiture of an equity interest in EagleHawk in 2025. Overall, Midstream’s revenue changes are partially offset by corresponding changes in costs of sales.

In addition, Midstream includes favorable and unfavorable effects, for the three and nine-month periods, respectively, from risk management activities related to non-cash changes in fair value of unsettled derivative contracts and realized gains and losses on settled natural gas inventory hedge contracts, which we treated as a Certain Item.

•The $31 million (14%) and $66 million (9%) increases, respectively, in West resulted primarily from higher capacity sales, contributions from expansion projects, and higher park and loan activity due to favorable pricing driven by market volatility. The increase in the nine-month period was partially offset by higher pipeline maintenance costs.

•The $14 million (2%) and $65 million (3%) increases, respectively, in East were primarily driven by (i) increased demand for our services primarily due to weather and (ii) completed expansion projects, partially offset by lower pricing on short-term firm service contracts driven by a decrease in market volatility. The increase in the nine-month period was also due to lower pipeline maintenance costs.

Products Pipelines (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$772	$677	$2,361	$2,031
Costs of sales	(364)	(281)	(1,109)	(866)
Other operating expenses(a)	(256)	(121)	(474)	(360)
Other income	—	—	1	1
Earnings from equity investments	19	13	55	44
Other, net	1	—	1	—
Segment EBDA	172	288	835	850
Certain Items:
Risk management activities	3	—	4	1
Legal, environmental, and other accruals	138	—	138	—
Certain Items(b)	141	—	142	1
Adjusted Segment EBDA	$313	$288	$977	$851

Change from prior period	Increase/(Decrease)
Segment EBDA	$(116)		$(15)
Adjusted Segment EBDA	$25		$126

Volumetric data(c)
Gasoline(d)	940	978	941	976
Diesel fuel	363	373	354	359
Jet fuel	293	301	294	309
Total refined product volumes	1,596	1,652	1,589	1,644
Crude and condensate	410	459	417	479
Total delivery volumes (MBbl/d)	2,006	2,111	2,006	2,123
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)For the periods ending September 30, 2026 and 2025, Certain Items of (i) $138 million for each of the 2026 three-month and nine-month periods is associated with our West Coast Refined Products business and (ii) $3 million and none for the three-month periods, respectively, and $4 million and $1 million for the nine-month periods, respectively, are associated with our Southeast Refined Products business. See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Joint venture throughput is reported at our ownership share.
(d)Volumes include ethanol pipeline volumes.

Below are the changes in Products Pipelines Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
West Coast Refined Products	$7	$158	$326	$462
Southeast Refined Products	104	71	307	220
Crude and Condensate	61	59	202	168
Total Products Pipelines	$172	$288	$835	$850

Change from prior period	Increase (Decrease)
West Coast Refined Products	$(151)		$(136)
Southeast Refined Products	$33		$87
Crude and Condensate	$2		$34

The changes in Products Pipelines Segment EBDA in the comparable three and nine-month periods ended September 30, 2026 and 2025 are explained by the following discussion:

•The $(151) million (96%) and $(136) million (29%) decreases, respectively, in West Coast Refined Products were driven by an increase in legal, environmental, and other expense accruals, which we treated as a Certain Item.

In addition, the West Coast Refined Products decreases include lower rates and lower volumes on our Pacific operations and, in the nine-month period was further decreased by net product losses, which was more than offset by lower pipeline maintenance costs and increased butane blending activity on our Pacific operations.

•The $33 million (46%) and $87 million (40%) increases, respectively, in Southeast Refined Products were primarily the result of favorable commodity prices at our Transmix processing operations and higher butane blending activity on our Southeast Terminals. The increase in the nine-month period was further driven by increased product gains on our Southeast Terminals.

•The $34 million (20%) nine-month increase in Crude and Condensate was driven by (i) higher margin from our Crude and Condensate business resulting primarily from increased spreads; (ii) a turnaround in the first quarter of 2025 at our KM Condensate Processing facility; and (iii) on our Bakken Crude assets, higher gathering rates, lower operating costs, and retroactive rate increases, partially offset by lower gathering volumes.

Terminals (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$562	$518	$1,685	$1,569
Costs of sales	(19)	(9)	(55)	(38)
Other operating expenses(a)	(233)	(225)	(688)	(678)
Other income	70	—	69	—
Earnings (loss) from equity investments	4	(10)	11	(6)
Other, net	1	—	2	2
Segment EBDA	$385	$274	$1,024	$849
Certain Items:
Gain on divestiture, net	(71)	—	(71)	—
Certain Items(b)	(71)	—	(71)	—
Adjusted Segment EBDA	$314	$274	$953	$849

Change from prior period	Increase/(Decrease)
Segment EBDA	$111		$175
Adjusted Segment EBDA	$40		$104

Volumetric data(c)
Liquids leasable capacity (MMBbl)	78.7	78.7	78.7	78.7
Liquids utilization %(d)	92.6%	94.6%	93.0%	94.4%
Bulk transload tonnage (MMtons)	13.5	11.5	37.5	34.8
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)The 2026 Certain Items are associated with our Other group. See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Volumes for facilities divested, idled, and/or held for sale are excluded for all periods presented.
(d)The ratio of our tankage capacity in service to liquids leasable capacity.

For purposes of the following tables and related discussions, the results of operations of our terminals held for sale or divested, including any associated gain or loss on sale, are adjusted for all periods presented from the historical business grouping and included within the Other group.

Below are the changes in Terminals Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Liquids	$178	$157	$561	$485
Bulk	66	52	188	172
Jones Act tankers	67	60	195	179
Other	74	5	80	13
Total Terminals	$385	$274	$1,024	$849

Change from prior period	Increase/(Decrease)
Liquids	$21		$76
Bulk	$14		$16
Jones Act tankers	$7		$16
Other	$69		$67

The changes in Terminals Segment EBDA in the comparable three and nine-month periods ended September 30, 2026 and 2025 are explained by the following discussion:

•The $21 million (13%) and $76 million (16%) increases, respectively, in Liquids were driven by (i) an equity investment impairment in 2025; (ii) expansion projects placed into service; and (iii) favorable commodity pricing, partially offset by the effects of a customer’s closure of its refinery in 2025 at our Houston Ship Channel facilities. The increase in the nine-month period was also driven by the recognition of payments being received in connection with the early termination of certain storage agreements in 2026 related to the refinery closure, and higher rates and ancillaries at our Houston Ship Channel facilities, partially offset by higher maintenance costs.

•The $14 million (27%) and $16 million (9%) increases, respectively, in Bulk were driven by increased volumes and handling activities for petroleum coke and coal. The increase in the nine-month period was also impacted by higher operating costs.

•The $7 million (12%) and $16 million (9%) increases, respectively, in Jones Act tankers were primarily due to higher average charter rates.

•The $69 million (1380%) and $67 million (515%) increases, respectively, in Other include a $71 million net gain on sale of certain terminals and terminal assets located in Florida for mixed consideration of cash and additional interests in an equity investment, which we treated as a Certain Item.

CO2 (including reconciliation of Segment EBDA to Adjusted Segment EBDA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions, except operating statistics)
Revenues	$307	$282	$950	$884
Costs of sales	(26)	(22)	(78)	(70)
Other operating expenses(a)	(129)	(131)	(361)	(365)
Other income	14	—	31	1
Earnings from equity investments	6	6	24	16
Segment EBDA	172	135	566	466
Certain Items:
Risk management activities	12	1	14	(3)
Certain Items(b)	12	1	14	(3)
Adjusted Segment EBDA	$184	$136	$580	$463

Change from prior period	Increase/(Decrease)
Segment EBDA	$37		$100
Adjusted Segment EBDA	$48		$117

Volumetric data
SACROC oil production	20.05	18.01	20.47	18.56
Yates oil production	6.00	5.90	5.85	5.95
Other	1.02	1.13	1.04	1.11
Total oil production, net (MBbl/d)(c)	27.07	25.04	27.36	25.62
NGL sales volumes, net (MBbl/d)(c)	9.88	9.03	9.81	9.11
CO2 sales volumes, net (Bcf/d)	0.267	0.274	0.295	0.292
RNG sales volumes (BBtu/d)	13	11	13	10
Realized weighted average oil price ($ per Bbl)	$68.65	$67.74	$69.35	$67.91
Realized weighted average NGL price ($ per Bbl)	$34.48	$31.09	$32.65	$32.85
(a)Other operating expenses include operations and maintenance expenses and taxes, other than income taxes.
(b)The 2026 and 2025 Certain Items are associated with our Oil and Gas Producing activities. See table included in “—Overview—Non-GAAP Financial Measures—Certain Items” above. For more detail of significant Certain Items, see the discussion of changes in Segment EBDA below.
(c)Net of royalties and outside working interests.

Below are the changes in CO2 Segment EBDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Source and Transportation activities	$48	$36	$152	$121
Oil and Gas Producing activities	100	92	340	314
Subtotal	148	128	492	435
Energy Transition Ventures	24	7	74	31
Total CO2	$172	$135	$566	$466

Change from prior period	Increase/(Decrease)
Source and Transportation activities	$12		$31
Oil and Gas Producing activities	$8		$26
Energy Transition Ventures	$17		$43

The changes in CO2 Segment EBDA in the comparable three and nine-month periods ended September 30, 2026 and 2025 are explained by the following discussion:

•The $12 million (33%) and $31 million (26%) increases, respectively, in Source and Transportation activities were primarily due to higher realized CO2 sales prices.

•The $8 million (9%) and $26 million (8%) increases, respectively, in Oil and Gas Producing activities were driven by higher crude oil volumes and lower power costs, primarily resulting from lower prices. The increase in the nine-month period was also due to higher realized crude oil prices offset by higher other operating costs.

In addition, Oil and Gas Producing activities includes decreased revenues associated with non-cash mark-to-market sales derivative hedge contracts, which we treated as a Certain Item.

•The $17 million (243%) and $43 million (139%) increases, respectively, in Energy Transition Ventures include greater RNG production. The increase in the nine-month period also includes higher RIN sales.

We believe that our existing hedge contracts in place within our CO2 business segment substantially mitigate commodity price exposure in the near-term and to a lesser extent over the following few years. Below is a summary of our CO2 business segment hedges outstanding as of September 30, 2026:

	Remaining 2026	2027	2028
Crude Oil(a)
Price ($ per Bbl)	$64.54	$64.73	$67.72
Volume (MBbl/d)	23.15	19.22	13.30
NGLs
Price ($ per Bbl)	$43.40	$48.48
Volume (MBbl/d)	3.88	2.06
(a)Includes WTI hedges.

Liquidity and Capital Resources

General

As of September 30, 2026, we had $918 million of “Cash and cash equivalents,” an increase of $855 million from December 31, 2025. Additionally, as of September 30, 2026, we had borrowing capacity of approximately $3,490 million under our credit facility (discussed below in “—Short-term Liquidity”). As discussed further below, we believe our cash flows from operating activities, cash position, and remaining borrowing capacity on our credit facility is more than adequate to allow us to manage our day-to-day cash requirements and anticipated obligations.

We have consistently generated substantial cash flows from operations, providing a source of funds of $5,041 million and $4,225 million in the first nine months of 2026 and 2025, respectively. The period-to-period increase is discussed below in “—Cash Flows—Operating Activities.” We primarily rely on cash provided by operations to fund our operations as well as our debt service, sustaining capital expenditures, dividend payments, and our growth capital expenditures; however, we may access the debt capital markets from time to time to refinance our maturing long-term debt and finance incremental investments, if any. From time to time, short-term borrowings are used to fund working capital and finance incremental capital investments, if any. Incremental capital investments initially funded through short-term borrowings may periodically be replaced with long-term financing and/or paid down using retained cash from operations.

We use interest rate swap agreements to convert a portion of the underlying cash flows related to our long-term fixed-rate debt securities (senior notes) into variable-rate debt in order to achieve our desired mix of fixed and variable rate debt, as detailed below:

	September 30, 2026	December 31, 2025
	(In millions)
Variable rate debt(a)	$—	$13
Notional principal amount of fixed-to-variable interest rate swap agreements	4,500	3,500
Debt balances subject to variable interest rates	$4,500	$3,513
(a)Reflects outstanding commercial paper notes.

In March 2026, Moody’s Investor Services upgraded our long-term debt rating from Baa2 with a positive outlook to Baa1 with a stable outlook.

Short-term Liquidity

As of September 30, 2026, our principal sources of short-term liquidity are (i) cash from operations and (ii) our $3.5 billion credit facility, with an available capacity of approximately $3,490 million, and an associated $3.5 billion commercial paper program. The loan commitments under our credit facility can be used for working capital and other general corporate purposes and as a backup to our commercial paper program. Commercial paper borrowings and letters of credit reduce borrowings allowed under our credit facility. We provide for liquidity by maintaining a sizable amount of excess borrowing capacity under our credit facility and, as previously discussed, have consistently generated strong cash flows from operations.

As of September 30, 2026, our $1,726 million of short-term debt consisted primarily of senior notes that mature in the next twelve months. We intend to fund our debt as it becomes due, primarily through credit facility borrowings, commercial paper borrowings, cash flows from operations, and/or issuing new long-term debt. Our short-term debt as of December 31, 2025 was $1,226 million.

We had working capital (defined as current assets less current liabilities) deficits of $1,709 million and $1,568 million as of September 30, 2026 and December 31, 2025, respectively. The overall $141 million unfavorable change from year-end 2025 was primarily due to (i) a $499 million increase in senior notes that mature in the next twelve months; (ii) a $297 million net unfavorable change in our accounts receivables and payables; (iii) a $198 million unfavorable change in the fair value of our short-term derivative contracts assets and liabilities; and (iv) a $170 million increase in legal, environmental, and other expense accruals, partially offset by (i) a $855 million increase in cash and cash equivalents primarily due to unused proceeds from new senior notes issued in August 2026; and (ii) a $169 million decrease in accrued interest. Generally, our working capital varies due to factors such as the timing of scheduled debt payments, timing differences in the collection and payment of receivables and payables, the change in fair value of our derivative contracts, and changes in our cash and cash equivalents as a result of excess cash from operations after payments for investing and financing activities.

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

Our capital expenditures for the nine months ended September 30, 2026, and the amount we expect to spend for the remainder of 2026 to sustain our assets and expand our business are as follows:

	Nine Months Ended September 30, 2026	2026 Remaining	Expected 2026
	(In millions)
Capital expenditures:
Sustaining capital expenditures	$630	$307	$937
Expansion capital expenditures	2,414	831	3,245
Accrued capital expenditures, contractor retainage, and other	(213)	—	—
Capital expenditures	$2,831	$1,138	$4,182
Add:
Sustaining capital expenditures of unconsolidated joint ventures(a)	$122	$61	$183
Investments in unconsolidated joint ventures(b)	326	175	501
Less: Consolidated joint venture partners’ sustaining capital expenditures	(5)	(3)	(8)
Less: Consolidated joint venture partners’ expansion capital expenditures	(6)	—	(6)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Acquisition	505	—	505
Accrued capital expenditures, contractor retainage, and other	213	—	—
Total capital investments	$3,969	$1,371	$5,340
(a)Sustaining capital expenditures by our joint ventures generally do not require cash outlays by us.
(b)Reflects cash contributions to unconsolidated joint ventures. Also includes contributions to an unconsolidated joint venture that are netted within the amount the joint venture declares as a distribution to us.

Our capital investments consist of the following:

	Nine Months Ended September 30, 2026	2026 Remaining	Expected 2026
	(In millions)
Sustaining capital investments
Capital expenditures for property, plant, and equipment	$630	$307	$937
Sustaining capital expenditures of unconsolidated joint ventures(a)	122	61	183
Less: Consolidated joint venture partners’ sustaining capital expenditures	(5)	(3)	(8)
Less: Insurance reimbursement related to a sustaining capital expenditure	(17)	—	(17)
Total sustaining capital investments	730	365	1,095
Expansion capital investments
Capital expenditures for property, plant, and equipment	2,414	831	3,245
Investments in unconsolidated joint ventures(b)	326	175	501
Less: Consolidated joint venture partners’ expansion capital expenditures	(6)	—	(6)
Acquisition	505	—	505
Total expansion capital investments	3,239	1,006	4,245
Total capital investments	$3,969	$1,371	$5,340
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

Commitments for the purchase of property, plant, and equipment as of September 30, 2026 and December 31, 2025 were $1,471 million and $2,020 million, respectively, a decrease of $549 million primarily related to projects advancing in our Natural Gas Pipelines business segment.

Cash Flows

The following table summarizes our net cash flows provided by (used in) operating, investing, and financing activities between 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Changes
	(In millions)
Net Cash Provided by (Used in)
Operating activities	$5,041	$4,225	$816
Investing activities	(3,381)	(2,702)	(679)
Financing activities	(826)	(1,604)	778
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Deposits	$834	$(81)	$915

Operating Activities

Net cash provided by operating activities was higher for the comparable nine-month periods ended September 30, 2026 and 2025 primarily driven by greater contributions from our Natural Gas Pipelines, Terminals, and CO2 business segments.

Investing Activities

$679 million more cash used in investing activities in the comparable nine-month periods ended September 30, 2026 and 2025 is explained by the following discussion.

•a $625 million increase in capital expenditures primarily driven by expansion projects in our Natural Gas Pipelines business segment, partially offset by decreases in our Products Pipelines and CO2 business segments;
•a $136 million increase in cash used for contributions to equity investees driven primarily by higher contributions to Southern Natural Gas Company, L.L.C. (SNG) for our proportional share of expansion project contributions; and
•a $131 million decrease in distribution from equity investments in excess of cumulative earnings primarily due to the receipt in 2025 of our proportional share of SNG’s debt refinancing;

The above increased uses of cash were partially offset by:
•a $145 million reduction in cash used for acquisitions of assets, net of cash acquired, driven by $503 million of net cash used for the acquisition of the Monument Pipeline system in the 2026 period, compared with $648 million of net cash used for the Outrigger Energy acquisition in the 2025 period; See Note 2 “Acquisitions and Divestiture” to our consolidated financial statements for further information regarding these two acquisitions; and
•a $68 million increase in cash related to asset sales primarily driven by proceeds received from our terminals divestiture in the 2026 period. See Note 2 “Acquisitions and Divestiture” to our consolidated financial statements for further information regarding this divestiture.

Financing Activities

$778 million less cash used in financing activities in the comparable nine-month periods ended September 30, 2026 and 2025 primarily driven by a net increase in cash related to debt activity.

Dividends

We expect to declare dividends of $1.19 per share on our stock for 2026. The table below reflects our 2026 dividends declared:

Three months ended	Total quarterly dividend per share for the period	Date of declaration	Date of record	Date of dividend
March 31, 2026	$0.2975	April 22, 2026	May 4, 2026	May 15, 2026
June 30, 2026	0.2975	July 22, 2026	August 3, 2026	August 17, 2026
September 30, 2026	0.2975	October 21, 2026	November 2, 2026	November 16, 2026

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

In lieu of providing separate financial statements for the Obligated Group, we have presented the accompanying supplemental summarized combined income statement and balance sheet information for the Obligated Group based on Rule 13-01 of the SEC’s Regulation S-X. Also, see Exhibit 10.1 to this report “Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2026.”

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

Excluding fair value adjustments, as of September 30, 2026 and December 31, 2025, the Obligated Group had $32,494 million and $31,153 million, respectively, of Guaranteed Notes outstanding.

Summarized combined balance sheet and income statement information for the Obligated Group follows:

Summarized Combined Balance Sheet Information	September 30, 2026	December 31, 2025
	(In millions)
Current assets	$3,175	$2,460
Current assets - affiliates	912	779
Noncurrent assets	66,132	64,470
Noncurrent assets - affiliates	757	782
Total Assets	$70,976	$68,491

Current liabilities	$4,653	$4,015
Current liabilities - affiliates	883	766
Noncurrent liabilities	37,032	35,589
Noncurrent liabilities - affiliates	2,033	1,807
Total Liabilities	44,601	42,177
Kinder Morgan, Inc.’s stockholders’ equity	26,375	26,314
Total Liabilities and Stockholders’ Equity	$70,976	$68,491

Summarized Combined Income Statement Information	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
	(In millions)
Revenues	$4,123	$12,687
Operating income	1,163	3,659
Net income	784	2,373

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

Item 4.  Controls and Procedures.

As of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon and as of the date of the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as and when required, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

We do not own or operate mines for which reporting requirements apply under the mine safety disclosure requirements of the Dodd-Frank Act. We have not received any specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events requiring disclosure pursuant to the mine safety disclosure requirements of Dodd-Frank Act for the quarter ended September 30, 2026.

Item 5.  Other Information.

Rule 10b5-1 Plans

On July 30, 2026, John Schlosser, Vice President (President, Terminals) of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to 74,400 shares of KMI common stock. The expiration date for Mr. Schlosser’s plan is October 6, 2027.

On August 26, 2026, Sital Mody, Vice President (President, Natural Gas Pipelines) of KMI, adopted a trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to (i) 70,196 shares of KMI common stock and (ii) all shares delivered, after tax withholding, upon vesting of an aggregate 59,289 of restricted stock units. The expiration date for Mr. Mody’s plan is November 30, 2028.

Item 6.  Exhibits.

Exhibit Number	Description
4.1
Certificate of the Vice President and Treasurer and the Vice President and Chief Financial Officer of KMI establishing the terms of the 5.550% Senior Notes due 2036 and the 6.150% Senior Notes due 2056.

10.1	Cross Guarantee Agreement, dated as of November 26, 2014, among KMI and certain of its subsidiaries, with schedules updated as of September 30, 2026.

22.1	Subsidiary guarantors and issuers of guaranteed securities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files (formatted as Inline XBRL).

104	Cover page interactive data file (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINDER MORGAN, INC.
Registrant

Date:	October 23, 2026	By:	/s/ David P. Michels
David P. Michels Vice President and Chief Financial Officer (principal financial and accounting officer)